Form 10-Q
period 1996-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 1996-08-12
CIK 1005757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------
                            Commission file number  0-27512

                        CSG SYSTEMS INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


    DELAWARE                                              47-0783182
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)


                          5251 DTC PARKWAY, SUITE 625
                          ENGLEWOOD, COLORADO  80111
         (Address of principal executive offices, including zip code)

                                (303) 796-2850
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X                NO
                             ------               ------

Shares of common stock outstanding at July 31, 1996:  25,496,323.



                                       TOTAL OF SEQUENTIALLY NUMBERED PAGES:  15
                                EXHIBIT INDEX ON SEQUENTIALLY NUMBERED PAGE:  15

                        CSG SYSTEMS INTERNATIONAL, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996


                                     INDEX


                                                                                             PAGE NO.
                                                                                             --------

Part I  -      FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Balance Sheets as of June 30, 1996
               and December 31, 1995....................................................        3

               Condensed Consolidated Statements of Operations for the Three and
               Six Months Ended June 30, 1996 and 1995 .................................        4


               Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1996 and 1995.............................................        5

               Notes to Condensed Consolidated Financial Statements.....................    6 - 7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations....................................................   8 - 12


Part II  -     OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.........................................       13

               Signatures...............................................................       14

               Index to Exhibits........................................................       15

                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                              JUNE 30,          DECEMBER 31,
                                                                                                1996                1995
                                                                                            -----------         ------------
                                          ASSETS                                            (unaudited)
                                          ------
Current Assets:
 Cash and cash equivalents................................................................  $      4,294        $      3,603
 Accounts receivable-
   Trade-
     Billed, net of allowance of $486 and $521............................................        30,176              22,400
     Unbilled.............................................................................         1,306                 803
   Other..................................................................................         1,319               1,925
 Deferred income taxes....................................................................           102                 -
 Other current assets.....................................................................         1,675                 585
                                                                                            ------------        ------------
   Total current assets...................................................................        38,872              29,316
                                                                                            ------------        ------------
Equipment and furniture, net of depreciation of $8,091 and $5,759.........................        10,313               9,881
Investment in discontinued operations.....................................................           732               2,732
Acquired software, net of amortization of $17,417 and $11,917.............................        15,583              21,083
Noncompete agreements and goodwill, net of amortization of $9,096 and $6,154..............        28,759              25,657
Client contracts and related intangibles, net of amortization of $6,481 and $4,433........        11,799              13,846
Deferred income taxes.....................................................................         1,344                 -
Other assets..............................................................................         1,737               3,038
                                                                                            ------------        ------------
 Total assets.............................................................................  $    109,139        $    105,553
                                                                                            ============        ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current Liabilities:
 Current maturities of long-term debt.....................................................  $     10,000        $     10,000
 Customer deposits........................................................................         5,977               5,505
 Trade accounts payable...................................................................        11,893               6,110
 Accrued liabilities......................................................................         6,097               4,421
 Deferred revenue.........................................................................         2,283                 622
 Accrued income taxes.....................................................................         1,042                 -
 Other current liabilities................................................................           370                 299
                                                                                            ------------        ------------
   Total current liabilities..............................................................        37,662              26,957
                                                                                            ------------        ------------
Long-term debt, net of current maturities.................................................        30,000              75,068
Deferred revenue..........................................................................         5,199               2,531
Redeemable convertible preferred stock, par value $.01 per share: zero shares and
 9,500,000 shares authorized; zero shares and 8,999,999 shares issued and outstanding.....           -                62,985
Stockholders' equity:
 Preferred stock, par valule $.01 per share; 10,000,000 shares and zero shares
   authorized; zero shares issued and outstanding.........................................           -                   -
 Common stock, par value $.01 per share; 100,000,000 shares and 50,000,000 shares
   authorized; 25,496,323 shares and 4,243,000 shares issued and outstanding..............           255                  42
 Additional paid-in-capital...............................................................       111,309               7,720
 Deferred employee compensation...........................................................        (1,424)             (4,968)
 Notes receivable from employee stockholders..............................................          (976)               (976)
 Accumulated deficit......................................................................       (72,886)            (63,806)
                                                                                            ------------        ------------
   Total stockholders' equity (deficit)...................................................        36,278             (61,988)
                                                                                            ------------        ------------
 Total liabilities and stockholders' equity...............................................  $    109,139        $    105,553
                                                                                            ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED
              (in thousands, except share and per share amounts)

                                                                                   Quarter ended              Six months ended
                                                                           -------------------------      ------------------------
                                                                              June 30,     June 30,         June 30,     June 30,
                                                                                1996         1995             1996         1996
                                                                           ------------   ----------      -----------   ----------
Total revenues...........................................................   $    30,431   $   24,092      $    57,188   $   46,936

Expenses:
  Cost of revenues:
    Cost of services.....................................................        14,369       11,556           27,200       22,917
    Amortization of acquired software....................................         2,751        2,750            5,501        5,500
    Amortization of customer contracts and related intangibles...........         1,023        1,023            2,046        2,046
                                                                            -----------   ----------      -----------   ----------
      Total cost of revenues.............................................        18,143       15,329           34,747       30,463
                                                                            -----------   ----------      -----------   ----------
  Operating expenses:
    Research and development.............................................         4,792        3,386            9,348        6,466
    Selling and marketing................................................         1,570          773            2,990        1,431
    General and administrative:
      General and administrative.........................................         3,146        2,685            6,428        4,980
      Amortization of noncompete agreements and goodwill.................         1,519        1,420            2,939        2,840
      Stock-based employee compensation..................................            97           34            3,374           34
    Depreciation.........................................................         1,246        1,375            2,436        2,676
                                                                            -----------   ----------      -----------   ----------
      Total operating expenses...........................................        12,370        9,673           27,515       18,427
                                                                            -----------   ----------      -----------   ----------
Total expenses...........................................................        30,513       25,002           62,262       48,890
                                                                            -----------   ----------      -----------   ----------
    Operating loss.......................................................           (82)        (910)          (5,074)      (1,954)
                                                                            -----------   ----------      -----------   ----------
  Other income (expense):
    Interest expenses....................................................          (870)      (2,245)          (2,610)      (4,677)
    Interest income......................................................           256          145              485          319
                                                                            -----------   ----------      -----------   ----------
      Total other........................................................         (614)      (2,100)          (2,125)      (4,358)
                                                                            -----------   ----------      -----------   ----------
Loss before income taxes, extraordinary item and discontinued operations.          (696)      (3,010)          (7,199)      (6,312)
  Income tax (provision) benefit.........................................           -            -                -            -
                                                                            -----------   ----------      -----------   ----------
Loss before extraordinary item and discontinued operations...............          (696)      (3,010)          (7,199)      (6,312)

Extraordinary loss from early extinguishment of debt.....................           -            -             (1,260)         -
Discontinued operations:
  Loss from operations...................................................           -           (939)             -         (2,090)
  Loss from disposition..................................................           -            -                -            -
                                                                            -----------   ----------      -----------   ----------
      Total loss from discontinued operations:...........................           -           (939)             -         (2,090)
                                                                            -----------   ----------      -----------   ----------
Net loss.................................................................   $      (696)  $   (3,949)     $    (8,459)  $   (8,402)
                                                                            ===========   ==========      ===========   ==========

Net loss per share:
  Loss before extraordinary item and discontinued operations.............   $     (0.03)       (0.14)     $     (0.30)  $    (0.28)
  Extraordinary loss from early extinguishment of debt...................           -            -              (0.05)         -
  Loss from discontinued operations......................................           -          (0.04)             -          (0.09)
                                                                            -----------   ----------      -----------   ----------
  Net loss...............................................................   $     (0.03)  $    (0.18)     $     (0.30)  $    (0.28)
                                                                            ===========   ==========      ===========   ==========
Weighted average common shares and equivalents...........................    25,532,945   22,494,748       24,490,889   22,494,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                     (in thousands, except share amounts)

                                                                                Six months ended
                                                                       --------------------------------------
                                                                          June 30,                June 30,
                                                                            1996                    1995
                                                                       -------------           -------------
Cash flows from operating activities:
 Net loss...........................................................     $    (8,459)            $    (8,402)
 Adjustments to reconcile net loss to net cash
  provided by operating activities-
   Depreciation.....................................................           2,436                   2,676
   Amortization.....................................................          10,901                  10,855
   Stock-based employee compensation................................           3,374                      34
   Extraordinary loss from early extinguishment of debt.............           1,260                     -
   Loss from discontinued operations................................             -                     2,090
   Changes in operating assets and liabilities:
    Trade accounts receivable, net..................................          (5,999)                   (841)
    Other receivables...............................................             835                     394
    Deferred income taxes...........................................          (1,446)                    -
    Other current assets and noncurrent assets......................          (1,374)                   (221)
    Customer deposits...............................................             472                     743
    Trade accounts payable and accrued liabilities..................           3,315                  (1,178)
    Deferred revenue................................................           4,329                     (46)
    Other current liabilities.......................................              71                     (17)
                                                                       -------------           -------------
      Net cash provided by operating activities.....................           9,715                   6,087
                                                                       -------------           -------------

Cash flows from investing activities:
 Purchases of equipment and furniture, net..........................          (2,715)                 (2,524)
 Acquisition of businesses, net of cash acquired....................          (3,518)                    -
 Net investment in discontinued operations..........................           2,000                  (1,629)
                                                                       -------------           -------------
      Net cash used in investing activities.........................          (4,233)                 (4,153)
                                                                       -------------           -------------

Cash flows from financing activities:
 Proceeds from issuance of common stock.............................          44,794                     243
 Purchase and cancellation of common stock..........................             (20)                    -
 Payment of dividends for redeemable convertible preferred stock....          (4,497)                    -
 Payments on long-term debt.........................................         (45,068)                 (3,750)
                                                                       -------------           -------------
      Net cash used in financing activities.........................          (4,791)                 (3,507)
                                                                      --------------          --------------
Net increase (decrease) in cash and cash equivalents................             691                  (1,573)
Cash and cash equivalents, beginning of period......................           3,603                   6,650
                                                                       -------------           -------------
Cash and cash equivalents, end of period............................     $     4,294             $     5,077
                                                                       =============           =============

Supplemental disclosures of cash flow information:
 Cash paid (received) during the period for-
  Interest..........................................................     $     2,666             $      3,914
  Income taxes......................................................     $      (653)            $      1,121

Supplemental disclosure of noncash financing activities:
 During March 1996, the Company converted 8,999,999 shares of redeemable convertible preferred stock into 17,999,998 shares of common stock.

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

The condensed consolidated financial statements at June 30, 1996 and for the three and six months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission (Registration No. 333-244). The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.


2.  RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Certain December 31, 1995 amounts have been reclassified to conform with the June 30, 1996 presentation.


3.   STOCKHOLDERS' EQUITY

The Company completed an initial public offering (IPO) of common stock in March 1996. The Company sold 3,335,000 shares of common stock at an initial public offering price of $15 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and offering expenses, of approximately $44,794,000. As of the closing of the IPO, all of the 8,999,999 outstanding shares of redeemable convertible Series A Preferred Stock were automatically converted into 17,999,998 shares of common stock.


4.   NET LOSS PER SHARE

Net loss per common and equivalent share for the three and six months ended June 30, 1996, is based on the weighted average number of shares of common stock and common equivalent shares related to redeemable convertible Series A Preferred Stock. Common equivalent shares related to stock options have been excluded from the weighted average number of shares as the effect is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares and options issued during the twelve-month period prior to the Company's IPO have been treated as if they were outstanding for all periods presented, including periods in which the effect is antidilutive.


5.   EXTRAORDINARY LOSS

The Company used $40.3 million of the IPO proceeds to repay a portion of outstanding bank indebtedness (the Indebtedness). Upon repayment of the Indebtedness, the Company recorded an extraordinary loss of $1.3 million for the write-off of deferred financing costs.

6.   ACQUISITION

On June 28, 1996, the Company acquired the capital stock of Bytel Limited, a United Kingdom-based company which provides customer management software systems to the cable and telecommunications industries. The total purchase price was approximately $4.7 million consisting of cash payments of approximately $3.1 million and assumption of certain payables to one of the sellers of approximately $1.6 million. The cash portion of the purchase price was paid out of corporate funds. The acquisition was accounted for under the purchase method.

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                             Quarter ended June 30,                       Six Months ended June 30,
                                    -----------------------------------------     ------------------------------------------
                                           1996                   1995                   1996                  1995
                                    ------------------     ------------------     ------------------     -------------------
                                                 % of                   % of                   % of                    % of
                                    Amount     Revenue     Amount     Revenue     Amount     Revenue     Amount      Revenue
                                    ------     -------     ------     -------     ------     -------     ------      -------
Total revenues....................  $30,431     100.0%     $24,092     100.0%     $57,188     100.0%     $46,936      100.0%

Expenses:
  Cost of revenues:
   Cost of services..............    14,369      47.2%      11,556      48.0%      27,200      47.6%      22,917       48.8%
   Amortization of acquired
    software.....................     2,751       9.0%       2,750      11.4%       5,501       9.6%       5,500       11.7%
   Amortization of customer
    contracts and related
    intangibles..................     1,023       3.4%       1,023       4.2%       2,046       3.6%       2,046       4.4%
                                    -------     -----      -------     -----      -------     -----      -------     -----
     Total cost of revenues......    18,143      59.6%      15,329      63.6%      34,747      60.8%      30,463      64.9%
                                    -------     -----      -------     -----      -------     -----      -------     -----
   Operating expenses:
    Research and development.....     4,792      15.7%       3,386      14.1%       9,348      16.3%       6,466      13.8%
    Selling and marketing........     1,570       5.2%         773       3.2%       2,990       5.2%       1,431       3.0%
    General and administrative:
     General and administrative..     3,146      10.3%       2,685      11.1%       6,428      11.2%       4,980      10.6%
     Amortization of noncompete
      agreements and goodwill....     1,519       5.0%       1,420       5.9%       2,939       5.1%       2,840       6.1%
     Stock-based employee
      compensation...............        97       0.3%          34       0.1%       3,374       5.9%          34       0.1%
    Depreciation.................     1,246       4.1%       1,375       5.7%       2,436       4.3%       2,676       5.7%
                                    -------     -----      -------     -----      -------     -----      -------     -----
Total operating expenses.........    12,370      40.6%       9,673      40.1%      27,515      48.0%      18,427      39.3%
                                    -------     -----      -------     -----      -------     -----      -------     -----
     Total expenses..............    30,513     100.2%      25,002     103.7%      62,262     108.8%      48,890     104.2%
                                    -------     -----      -------     -----      -------     -----      -------     -----
    Operating loss...............       (82)     (0.2)%       (910)     (3.7)%     (5,074)     (8.8)%     (1,954)     (4.2)%
                                    -------     -----      -------     -----      -------     -----      -------     -----
   Other income (expense):
    Interest expense.............      (870)     (2.9)%     (2,245)     (9.3)%     (2,610)     (4.6)%     (4,677)    (10.0)%
    Interest income..............       256       0.8%         145       0.6%         485       0.8%         319       0.7%
                                    -------     -----      -------     -----      -------     -----      -------     -----
     Total other.................      (614)     (2.1)%     (2,100)     (8.7)%     (2,125)     (3.8)%     (4,358)     (9.3)%
                                    -------     -----      -------     -----      -------     -----      -------     -----
Loss before income taxes,
  extraordinary item and
  discontinued operations........      (696)     (2.3)%     (3,010)    (12.4)%     (7,199)    (12.6)%     (6,312)    (13.5)%
  Income tax (provision)
   benefit......................         -          -           -         -           -          -            -        -
                                    -------     -----      -------     -----      -------     -----      -------     -----
Loss before extraordinary item
 and discontinued operations....       (696)     (2.3)%     (3,010)    (12.4)%     (7,199)    (12.6)%     (6,312)    (13.5)%
Extraordinary loss from early
 extinguishment of debt.........         -         -          -           -        (1,260)     (2.2)%         -         -
Discontinued operations:
 Loss from operations...........         -         -          (939)     (3.9)%        -         -         (2,090)     (4.5)%
 Loss from disposition..........         -         -          -           -           -         -             -         -
                                    ------      -----      -------     -----      -------     -----      -------     -----
     Total loss from
      discontinued operations...         -         -          (939)     (3.9)%        -         -         (2,090)     (4.5)%
                                    ------      -----      -------     -----      -------     -----      -------     -----
Net loss........................    $ (696)      (2.3)%    $(3,949)    (16.3)%    $(8,459)    (14.8)%    $(8,402)    (18.0)%
                                    ======      =====      =======     =====      =======     =====      =======     =====

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Revenues. Revenues increased 26.3% from $24.1 million in the three months ended June 30, 1995, to $30.4 million in the three months ended June 30, 1996, due primarily to increased revenue from the Company's existing processing and related ancillary services and increased revenue from new software products and professional services. The increase in revenue from processing and related ancillary services is due primarily to an increased number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. Customers serviced as of June 30, 1995 and 1996, were 17.2 million and 18.1 million, respectively. The increase in the number of customers was due primarily to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due to annual price increases included in client contracts and increased usage of ancillary services by existing clients. New software products, consisting primarily of license fees from Advanced Customer Service Representative (ACSR(TM)) and CSG Vantage Point(TM)the Company's data warehouse product), and professional services generated $2.8 million of revenue for the three months ended June 30, 1996.

Cost of Services. Cost of services increased 24.3% from $11.6 million in the three months ended June 30, 1995, to $14.4 million in the three months ended June 30, 1996, due primarily to the increased number of customers of the Company's clients serviced by the Company with its existing processing and related ancillary services and the cost to provide the new software products and professional services.

As a percentage of revenues, cost of services decreased from 48.0% in the three months ended June 30, 1995, to 47.2% in the three months ended June 30, 1996. The decrease in cost of services as a percentage of revenue is due primarily to the increased gross margin per customer for existing processing and related ancillary services, which resulted primarily from annual price increases included in customer contracts exceeding the corresponding cost to provide such services and increased usage of ancillary services by existing customers.

Research and Development Expense. Research and development expense increased 41.5% from $3.4 million in the three months ended June 30, 1995, to $4.8 million in the three months ended June 30, 1996, due primarily to continued efforts on several products which are in development, including CSG Phoenix(TM) and a telephony billing solution product, and to enhancements of the Company's existing products. The increase in expense consists primarily of increases in salaries, benefits, and other programming-related expenses. To date, the Company has not capitalized any software development costs. The Company intends to continue to increase its research and development expenditures.

Selling and Marketing Expense. Selling and marketing expense increased 103.1% from $0.8 million in the three months ended June 30, 1995, to $1.6 million in the three months ended June 30, 1996. As a percentage of revenues, selling and marketing expense increased from 3.2% in the three months ended June 30, 1995, to 5.2% in the three months ended June 30, 1996. The increase in expense is due primarily to a realignment of the Company's sales force. Following the change of ownership of the Company in late 1994, a substantial portion of the previous sales force was terminated during the three months ended March 31, 1995, and senior management focused on sales responsibilities in 1995. The Company began building a new direct sales force in mid-1995 and has added additional staff
since that time.   The Company intends to expand its sales force throughout
1996, and selling and marketing expense will increase.

General and Administrative Expense. General and administrative (G&A) expense increased 17.2% from $2.7 million in the three months ended June 30, 1995, to $3.1 million in the three months ended June 30, 1996. As a percentage of revenues, G&A expense decreased from 11.1% in the three months ended June 30, 1995, to 10.3% in the three months ended June 30, 1996. The increase in expense relates primarily to the development of the Company's management team and to related administrative staff added during 1995 and the first six months of 1996 to support the Company's growth. The decrease in G&A expense as a percentage of revenue is due primarily to increased leverage from the larger revenue base in relation to the level of G&A expenses incurred during the during the three months ended June 30, 1996. The Company does not intend to significantly increase its administrative staff during the remainder of 1996.



Interest Expense. Interest expense decreased by 61.2% from $2.2 million in the three months ended June 30, 1995, to $0.9 million in the three months ended June 30, 1996, with the decrease attributable primarily to scheduled principal payments on the Company's long-term debt, the retirement of $40.3 million of long-term debt with proceeds from the IPO in March 1996, and a decrease in interest rates as a result of the Company favorably amending its long-term credit facility with its banks in April 1996 in conjunction with the $40.3 million retirement of long-term debt.

Discontinued Operations. The loss of $0.9 million in the three months ended June 30, 1995, relates to the Company's investment in Anasazi Inc., which was disposed of during the third quarter of 1995.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Revenues. Revenues increased 21.8% from $46.9 million in the six months ended June 30, 1995, to $57.2 million in the six months ended June 30, 1996, due primarily to increased revenue from the Company's existing processing and related ancillary services and increased revenue from new software products and professional services. The increase in processing and related ancillary services is due primarily to an increased number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. The increase in the number of customers was due primarily to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due to annual price increases included in client contracts and increased usage of ancillary services by existing clients. New software products, consisting primarily of license fees from ACSR(TM) and CSG Vantage Point(TM), and professional services generated $2.9 million of revenue for the six months ended June 30, 1996.

Cost of Services. Cost of services increased 18.7% from $22.9 million in the six months ended June 30, 1995, to $27.2 million in the six months ended June 30, 1996, due primarily to the increased number of customers of the Company's clients serviced by the Company with its existing processing and related ancillary services and the cost to provide the new software products and professional services.

As a percentage of revenues, cost of services decreased from 48.8% in the six months ended June 30, 1995, to 47.6% in the six months ended June 30, 1996. The decrease in cost of services as a percentage of revenue is due primarily to the increased gross margin per customer for existing processing and related ancillary services, which resulted primarily from annual price increases included in customer contracts exceeding the corresponding cost to provide such services and increased usage of ancillary services by existing customers.

Research and Development Expense. Research and development expense increased 44.6% from $6.5 million in the six months ended June 30, 1995, to $9.3 million in the six months ended June 30, 1996, due primarily to continued efforts on several products which are in development, including CSG Phoenix(TM) and a telephony billing solution product, and to enhancements of the Company's existing products. The increase in expense consists primarily of increases in salaries, benefits, and other programming-related expenses. To date, the Company has not capitalized any software development costs. The Company intends to continue to increase its research and development expenditures.

Selling and Marketing Expense. Selling and marketing expense increased 108.9% from $1.4 million in the six months ended June 30, 1995, to $3.0 million in the six months ended June 30, 1996. As a percentage of revenues, selling and marketing expense increased from 3.0% in the six months ended June 30, 1995, to 5.2% in the six months ended June 30, 1996. The increase in expense is due primarily to a realignment of the Company's sales force. Following the change of ownership of the Company in late 1994, a substantial portion of the previous sales force was terminated during the three months ended March 31, 1995, and senior management focused on sales responsibilities in 1995. The Company began building a new direct sales force in mid-1995 and has added additional staff
since that time.   The Company intends to expand its sales force throughout
1996, and selling and marketing expense will increase.

General and Administrative Expense. General and administrative (G&A) expense increased 29.1% from $5.0 million in the six months ended June 30, 1995, to $6.4 million in the six months ended June 30, 1996. As a percentage of revenues, G&A expense increased from 10.6% in the six months ended June 30, 1995, to 11.2% in the six months ended June 30, 1996. The increase in expense relates primarily to the development of the Company's management team and to related administrative staff added during 1995 and the first six months of 1996 to support the Company's growth. The Company does not intend to significantly increase its administrative staff during the remainder of 1996.

Stock-Based Employee Compensation. Stock-based employee compensation of $3.4 million in the six months ended June 30, 1996 relates to purchases of the Company's common stock through performance stock purchase agreements with executive officers and key employees. The Company has the option to repurchase the shares upon the occurrence of certain events, principally termination of employment with the Company. The shares were to be released from the repurchase option on November 30, 2001. The structure of the performance stock agreements required "variable" accounting for the related shares until the performance conditions were removed, thereby establishing a measurement date of October 19, 1995. At that date, the Company recorded total deferred compensation of $5.8 million. The deferred compensation was being recognized as stock-based employee
compensation expense on a straight-line basis through November 30, 2001.   Upon
the completion of the Company's initial public offering (IPO) of its common stock in March 1996, shares owned by certain executive officers were no longer subject to the repurchase option. In addition, the repurchase option for the remaining performance stock shares decreases 20% annually over a five-year period, commencing on the later of the employee's employment date or November 30, 1994. As a result, approximately $3.2 million of stock-based employee compensation expense was recorded in the month the IPO was completed. Annual stock-based employee compensation expense related to these shares subsequent to the IPO will be approximately $0.4 million until December 31, 2000.

Interest Expense. Interest expense decreased by 44.2% from $4.7 million in the six months ended June 30, 1995, to $2.6 million in the six months ended June 30, 1996, with the decrease attributable to scheduled principal payments on the Company's long-term debt, the retirement of $40.3 million of long-term debt with proceeds from the IPO in March 1996, and a decrease in interest rates as a result of the Company favorably amending its long-term credit facility with its banks in April 1996 in conjunction with the $40.3 million retirement of long-term debt.

Extraordinary Loss From Early Extinguishment Of Debt. Upon the repayment of the $40.3 million of long-term debt with IPO proceeds, the Company recorded an extraordinary charge of $1.3 million for the write-off of deferred financing costs attributable to the portion of the long-term debt repaid.

Discontinued Operations. The loss of $2.1 million in the six months ended June 30, 1995, relates to the Company's investment in Anasazi Inc., which was disposed of during the third quarter of 1995.

General
- -------

The Company's existing contract with Tele-Communications, Inc. (TCI), which was scheduled to expire December 31, 1996, has been extended automatically by its terms for one additional year. TCI, a significant client, is developing an in-house billing system, and the Company expects TCI's in-house system to replace the Company's system in the future.

The first delivery of CSG Phoenix(TM), which is the Company's next generation customer care and billing system for the converging communications industries, is scheduled in the fourth quarter of 1996. The Company expects to install a beta site in the first quarter of 1997. The CSG Phoenix(TM) system is being developed on a three-tier client/server, object-oriented architecture. The system is being developed to enable clients to quickly deploy new convergence services such as voice, video and data, and to support millions of customers at a single site. The statements regarding timing of the Company's delivery of CSG Phoenix(TM) and the installation of a beta site in the first quarter of 1997 are forward-looking statements. The actual timing is subject to delay due to the variety of factors inherent in the development and initial implementation of a new, complex software system. Installation is also subject to factors relating to the integration of the new system with the client's existing systems.

Income Taxes
- ------------

As of June 30, 1996, the Company has net deferred tax assets of approximately $23.7 million. Based on the Company's history of operating losses, the Company has recorded a valuation allowance of $22.3 million, primarily for deferred tax assets related to future deductible temporary differences since realization of these benefits is not sufficiently assured as of June 30, 1996.

The Company expects a net loss for 1996 and anticipates recognizing a deferred tax benefit for this and prior operating losses and other net deferred tax assets only to the extent the Company has a current tax provision. Thus, the Company anticipates no income tax expense will be recognized in 1996. Although the Company expects to incur a net loss in 1996, the Company expects to pay income taxes in 1996, due primarily to differences in the timing of recognition of the amortization of intangible assets for financial reporting and tax purposes.

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the amount of deferred tax assets recognized may be increased.

Liquidity and Capital Resources
- -------------------------------

As of June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $4.3 million. The Company also has a revolving bank line of credit in the amount of $5.0 million of which there were no borrowings outstanding. The line of credit expires December 31, 2000.

During the six months ended June 30, 1996, the Company generated $9.7 million in net cash flow from operating activities and received a $2.0 million principal payment on a note receivable from Anasazi Inc. Cash generated from these sources was used to fund capital expenditures of $2.7 million, to fund acquisitions of $3.5 million and to repay long-term debt of $4.7 million. Also, in March 1996, the Company sold 3,335,000 shares of common stock at an initial public offering price of $15 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and offering expenses, of approximately $44.8 million. The net proceeds from the IPO were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on redeemable convertible Series A Preferred Stock. In conjunction with the $40.3 million repayment of long-term debt, the Company decreased the interest rates on its long-term debt by favorably amending its credit facility with its banks in April 1996. As of the closing of the IPO, all of the 8,999,999 outstanding shares of redeemable convertible Series A Preferred Stock were automatically converted into 17,999,998 shares of common stock, at which time the accrued dividends became payable.

Although the Company expects to incur a net loss in 1996, the Company expects to pay income taxes in 1996, due primarily to differences in the timing of recognition of the amortization of intangible assets for financial reporting and tax purposes.

The Company believes that cash generated from operations and the amount available under the revolving bank line of credit will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, and anticipated capital expenditures for the current year.

                        CSG SYSTEMS INTERNATIONAL, INC.
                         PART II.   OTHER INFORMATION

Items 1 - 5.  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              2.05 Amended and Restated Loan Agreement among CSG Systems Inc., certain lenders, and Banque Paribas, as Agent, dated
                    April 26, 1996.

             11.01 Statement re:  Computation of Per Share Earnings

             27.01 Financial Data Schedule (EDGAR Version Only)

         (b) Reports on Form 8-K

             None

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 5, 1996

                              CSG SYSTEMS INTERNATIONAL, INC.



           /s/ Neal C. Hansen
- ----------------------------------
                              Neal C. Hansen
                              Chairman and Chief Executive Officer
                              (Principal Executive Officer)



           /s/ David I. Brenner
- ----------------------------------
                              David I. Brenner
                              Executive Vice President and Chief Financial
                              Officer
                              (Principal Financial Officer)



           /s/ Randy R. Wiese
- ----------------------------------
                              Randy R. Wiese
                              Controller and Principal Accounting Officer
                              (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
- -------                            -----------

  2.05 Amended and Restated Loan Agreement among CSG Systems, Inc., certain lenders, and Banque Paribas, as Agent, dated April 26, 1996

 11.01        Statement re:  Computation of Per Share Earnings

 27.01        Financial Data Schedule (EDGAR Version Only)