Form 10-Q
period 1996-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 1996-11-12
CIK 1005757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _________________

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

                             YES  X   NO
                                ----    ----


Shares of common stock outstanding at October 31, 1996:  25,483,002.

                        CSG SYSTEMS INTERNATIONAL, INC.

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX


                                                                                                     PAGE NO.
                                                                                                     --------

Part I   -  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets as of September 30, 1996
            and December 31, 1995...................................................                      3

            Condensed Consolidated Statements of Operations for the Quarter and Nine
            Months Ended September 30, 1996 and 1995................................                      4

            Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1996 and 1995.......................................                      5

            Notes to Condensed Consolidated Financial Statements....................                  6 - 7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................                 8 - 12


Part II  -  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K........................................                     13

            Signatures..............................................................                     14

            Index to Exhibits.......................................................                     15


                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                                 1996                1995
                                                                                              -------------       ------------
                                                                                               (UNAUDITED)
                                     ASSETS
                                     ------
Current Assets:
 Cash and cash equivalents.................................................................   $       5,706       $      3,603
 Accounts receivable-
  Trade-
      Billed, net of allowance of $677 and $521............................................          28,674             22,400
      Unbilled.............................................................................           3,052                803
  Other................................................................................               1,208              1,925
 Deferred income taxes.....................................................................             168                 -
 Other current assets......................................................................           1,612                585
                                                                                              -------------       ------------
  Total current assets.....................................................................          40,420             29,316
                                                                                              -------------       ------------
 Equipment and furniture, net of depreciation of $9,483 and $5,759.........................           9,980              9,881
 Investment in discontinued operations.....................................................             732              2,732
 Software, net of amortization of $20,167 and $11,917......................................          13,881             21,083
 Noncompete agreements and goodwill, net of amortization of $10,820 and $6,154.............          27,080             25,657
 Client contracts and related intangibles, net of amortization of $7,504 and $4,433........          10,776             13,846
 Deferred income taxes.....................................................................           2,159                 -
 Other assets..............................................................................           2,809              3,038
                                                                                              -------------       ------------
   Total assets............................................................................   $     107,837       $    105,553
                                                                                              =============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
Current Liabilities:
 Current maturities of long-term debt......................................................   $      10,000       $    10,000
 Customer deposits.........................................................................           6,004             5,505
 Trade accounts payable....................................................................          11,123             6,110
 Accrued liabilities.......................................................................           8,288             4,421
 Deferred revenue..........................................................................           2,610               622
 Accrued income taxes......................................................................           1,856                -
 Other current liabilities.................................................................             293               299
                                                                                              -------------       -----------
  Total current liabilities................................................................          40,174            26,957
                                                                                              -------------       -----------
Long-term debt, net of current maturities.................................................           25,000            75,068
Deferred revenue..........................................................................            5,292             2,531
Redeemable convertible preferred stock, par value $.01 per share; zero shares and
 9,500,000 shares authorized; zero shares and 8,999,999 shares issued and outstanding......              -             62,985
Stockholders' equity:
 Preferred stock, par value $.01 per share; 10,000,000 shares and zero shares
  authorized; zero shares issued and outstanding...........................................              -                 -
 Common stock, par value $.01 per share; 100,000,000 shares and 50,000,000 shares
  authorized; 25,483,002 shares and 4,243,000 shares issued and outstanding................             255                42
 Additional paid-in capital................................................................         111,288             7,720
 Deferred employee compensation............................................................          (1,303)           (4,968)
 Notes receivable from employee stockholders...............................................            (971)             (976)
 Accumulated translation adjustments.......................................................              40                -
 Accumulated deficit.......................................................................         (71,938)          (63,806)
                                                                                              -------------       -----------
  Total stockholders' equity (deficit).....................................................          37,371           (61,988)
                                                                                              -------------       -----------
  Total liabilities and stockholders' equity...............................................   $     107,837       $   105,553
                                                                                              =============       ===========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.


                        CSG SYSTEMS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED
              (in thousands, except share and per share amounts)

                                                                  Quarter ended                Nine months ended
                                                          --------------------------    ----------------------------
                                                          September 30, September 30    September 30,  September 30,
                                                              1996          1995            1996           1995
                                                          ------------  ------------    -------------  -------------
Total revenues........................................... $   35,320    $   23,789       $   92,508     $   70,725

Expenses:
 Cost of revenues:
   Cost of services.......................................    15,824        11,383           43,024         34,300
   Amortization of acquired software......................     2,751         2,750            8,252          8,250
   Amortization of client contracts and
      related intangibles.................................     1,023         1,023            3,069          3,069
                                                           ------------ ------------     ------------  -------------
      Total cost of revenues..............................    19,598        15,156           54,345         45,619
                                                           ------------ ------------     ------------  -------------
 Gross margin.............................................    15,722         8,633           38,163         25,106
                                                           ------------ ------------     ------------  -------------
 Operating expenses:
   Research and development...............................     5,514         3,607           14,862         10,073
   Selling and marketing..................................     2,015           897            5,005          2,328
   General and administrative:
    General and administrative ...........................     3,549         2,995            9,977          7,975
    Amortization of noncompete agreements and goodwill....     1,723         1,420            4,662          4,260
    Stock-based employee compensation.....................        98           401            3,472            435
   Depreciation...........................................     1,282         1,473            3,718          4,149
                                                           ------------ ------------     ------------   ------------
       Total operating expenses...........................    14,181        10,793           41,696         29,220
                                                           ------------ ------------     ------------   ------------
 Operating income (loss)..................................     1,541        (2,160)          (3,533)        (4,114)
                                                           ------------ ------------     ------------   ------------
  Other income (expense):
   Interest expense.......................................      (780)       (2,227)          (3,390)        (6,904)
   Interest income........................................       187           151              672            470
                                                           ------------ ------------     ------------   ------------
       Total other........................................      (593)       (2,076)          (2,718)        (6,434)
                                                           ------------ ------------     ------------   ------------
Income (loss) before income taxes, extraordinary
   item and discontinued operations.......................       948        (4,236)          (6,251)       (10,548)
  Income tax (provision) benefit..........................        -             -                -              -
                                                           ------------ ------------     ------------   ------------
Income (loss) before extraordinary item and
   discontinued operations................................       948        (4,236)          (6,251)       (10,548)
Extraordinary loss from early extinguishment of debt.....         -             -            (1,260)           -
                                                           ------------ ------------     ------------   ------------
Income (loss) from continuing operations.................        948        (4,236)          (7,511)       (10,548)
                                                           ------------ ------------     ------------   ------------
Discontinued operations:
  Loss from operations....................................        -         (1,003)              -          (3,093)
  Loss from disposition...................................        -           (660)              -            (660)
                                                           ------------ ------------     ------------   ------------
       Total loss from discontinued operations............        -         (1,663)              -          (3,753)
                                                           ------------ ------------     ------------   ------------
 Net income (loss)........................................$      948    $   (5,899)      $   (7,511)    $  (14,301)
                                                           ============ ============     ============   ============

 Net income (loss) per share:
  Income (loss) before extraordinary item
    and discontinued operations...........................$     0.04    $    (0.19)      $    (0.25)    $    (0.47)
  Extraordinary loss from early extinguishment of debt....        -             -             (0.05)            -
  Loss from discontinued operations.......................        -          (0.07)              -           (0.17)
                                                           ------------ ------------     ------------   ------------
  Net income (loss).......................................$     0.04    $    (0.26)      $    (0.30)    $    (0.64)
                                                           ============ ============     ============   ============

 Weighted average common shares and equivalents...........25,486,383    22,494,748       24,822,720     22,494,748


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                     (in thousands, except share amounts)

                                                                            Nine months ended
                                                                      ---------------------------
                                                                      September 30, September 30,
                                                                         1996           1995
                                                                      -----------   -------------
Cash flows from operating activities:
 Net loss............................................................ $  (7,511)     $  (14,301)
 Adjustments to reconcile net loss to net cash
  provided by operating activities-
   Depreciation......................................................     3,718           4,149
   Amortization......................................................    16,525          16,274
   Stock-based employee compensation.................................     3,472             435
   Extraordinary loss from early extinguishment of debt..............     1,260              -
   Loss from discontinued operations.................................        -            3,753
   Changes in operating assets and liabilities:
    Trade accounts receivable, net...................................    (6,220)         (4,347)
    Other receivables................................................       717             191
    Deferred income taxes............................................    (2,327)             -
    Other current assets and noncurrent assets.......................    (2,509)            (40)
    Customer deposits................................................       499             788
    Trade accounts payable and accrued liabilities...................     5,752          (2,432)
    Deferred revenue.................................................     4,749           2,850
    Other current liabilities........................................        (6)            125
                                                                      -----------   -------------
     Net cash provided by operating activities.......................    18,119           7,445
                                                                      -----------   -------------

Cash flows from investing activities:
 Purchases of equipment and furniture, net...........................    (3,662)         (4,713)
 Additions to software...............................................    (1,048)             -
 Acquisition of businesses, net of cash acquired.....................    (3,518)             -
 Net investment in discontinued operations...........................     2,000             (92)
                                                                      -----------   -------------
     Net cash used in investing activities...........................    (6,228)         (4,805)
                                                                      -----------   -------------

Cash flows from financing activities:
 Proceeds from issuance of common stock..............................    44,804             367
 Purchase and cancellation of common stock...........................       (23)             -
 Payment of dividends for redeemable convertible preferred stock.....    (4,497)             -
 Payments on long-term debt..........................................   (50,068)         (8,057)
                                                                      -----------   -------------
     Net cash used in financing activities...........................    (9,784)         (7,690)
                                                                      -----------   -------------

Effect of exchange rate fluctuations on cash.........................        (4)             -
                                                                      -----------   -------------

Net increase (decrease) in cash and cash equivalents.................     2,103          (5,050)

Cash and cash equivalents, beginning of period.......................     3,603           6,650
                                                                      -----------   -------------
Cash and cash equivalents, end of period.............................  $  5,706      $    1,600
                                                                       ==========    ============

Supplemental disclosures of cash flow information:
 Cash paid (received) during the period for-
  Interest...........................................................  $ 3,294       $    6,409
  Income taxes.......................................................  $  (586)      $    1,176

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



                        CSG SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   GENERAL

The condensed consolidated financial statements at September 30, 1996 and for the three and nine months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission (Registration No. 333-244). The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.


2.  RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Certain December 31, 1995 amounts have been reclassified to conform with the September 30, 1996 presentation.


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


4.   NET INCOME (LOSS) PER SHARE

Net income (loss) per common and equivalent share for the three and nine months ended September 30, 1996, is based on the weighted average number of shares of common stock and common equivalent shares related to redeemable convertible Series A Preferred Stock. Common equivalent shares related to stock options have been excluded from the weighted average number of shares. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares and options issued during the twelve-month period prior to the Company's IPO have been treated as if they were outstanding for all periods presented, including periods in which the effect is antidilutive.

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

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands). The Company acquired Bytel Limited (Bytel) on June 28, 1996. The results of Bytel's operations for the three months ended September 30, 1996 are included in the following table and considered in the discussion of the Company's operations that follow:

                                               Quarter ended September 30,             Nine Months ended September 30,
                                          -------------------------------------     -------------------------------------
                                                1996                1995                  1996                1995
                                          -------------------------------------     -------------------------------------
                                                     % of                % of                  % of                % of
                                           Amount   Revenue    Amount   Revenue      Amount   Revenue    Amount   Revenue
                                          -------   -------   -------   -------     -------   -------   -------   -------
Total revenues.......................     $35,320    100.0%   $23,789    100.0%     $92,508    100.0%   $70,725    100.0%

Expenses:
 Cost of revenues:
  Cost of services...................      15,824     44.8%    11,383     47.8%      43,024     46.5%    34,300     48.5%
  Amortization of acquired
   software..........................       2,751      7.8%     2,750     11.6%       8,252      8.9%     8,250     11.7%
  Amortization of client contracts
   and related intangibles...........       1,023      2.9%     1,023      4.3%       3,069      3.3%     3,069      4.3%
                                          -------   -------   -------   -------     -------   -------   -------   -------
    Total cost of revenues...........      19,598     55.5%    15,156     63.7%      54,345     58.7%    45,619     64.5%
                                          -------   -------   -------   -------     -------   -------   -------   -------
 Gross margin........................      15,722     44.5%     8,633     36.3%      38,163     41.3%    25,106     35.5%
                                          -------   -------   -------   -------     -------   -------   -------   -------
 Operating expenses:
  Research and development...........       5,514     15.6%     3,607     15.2%      14,862     16.1%    10,073     14.2%
  Selling and marketing..............       2,015      5.7%       897      3.8%       5,005      5.4%     2,328      3.3%
  General and administrative:
   General and administrative .......       3,549     10.0%     2,995     12.6%       9,977     10.8%     7,975     11.3%
   Amortization of noncompete
    agreements and goodwill..........       1,723      4.9%     1,420      6.0%       4,662      5.0%     4,260      6.0%
   Stock-based employee
    compensation.....................          98      0.3%       401      1.7%       3,472      3.8%       435      0.6%
  Depreciation.......................       1,282      3.6%     1,473      6.2%       3,718      4.0%     4,149      5.9%
                                          -------   -------   -------   -------     -------   -------   -------   -------
    Total operating expenses.........      14,181     40.1%    10,793     45.5%      41,696     45.1%    29,220     41.3%
                                          -------   -------   -------   -------     -------   -------   -------   -------
Operating income (loss)..............       1,541      4.4%    (2,160)   (9.2)%      (3,533)   (3.8)%    (4,114)   (5.8)%
                                          -------   -------   -------   -------     -------   -------   -------   -------
 Other income (expense):
  Interest expense...................        (780)   (2.2)%    (2,227)   (9.4)%      (3,390)   (3.7)%    (6,904)   (9.8)%
  Interest income....................         187      0.5%       151      0.6%         672      0.7%       470      0.7%
                                          -------   -------   -------   -------     -------   -------   -------   -------
    Total other......................        (593)   (1.7)%    (2,076)   (8.8)%      (2,718)   (3.0)%    (6,434)   (9.1)%
                                          -------   -------   -------   -------     -------   -------   -------   -------
Income (loss) before income
  taxes, extraordinary item and
  discontinued operations............         948      2.7%    (4,236)  (18.0)%      (6,251)   (6.8)%   (10,548)  (14.9)%
   Income tax (provision) benefit....          -        -          -       -             -       -           -       -
                                          -------   -------   -------   -------     -------   -------   -------   -------
Income (loss) before extraordinary
  item and discontinued operations...         948      2.7%    (4,236)  (18.0)%      (6,251)   (6.8)%   (10,548)  (14.9)%
Extraordinary loss from early
  extinguishment of debt.............          -        -          -       -         (1,260)   (1.4)%        -       -
                                          -------   -------   -------   -------     -------   -------   -------   -------
Income (loss) from continuing
   operations........................         948      2.7%    (4,236)  (18.0)%      (7,511)   (8.2)%   (10,548)  (14.9)%
                                          -------   -------   -------   -------     -------   -------   -------   -------
Discontinued operations:
 Loss from operations................          -        -      (1,003)   (4.2)%          -       -       (3,093)   (4.4)%
 Loss from disposition...............          -        -        (660)   (2.8)%          -       -         (660)   (0.9)%
                                          -------   -------   -------   -------     -------   -------   -------   -------
    Total loss from discontinued
      operations.....................          -        -      (1,663)   (7.0)%          -       -       (3,753)   (5.3)%
                                          -------   -------   -------   -------     -------   -------   -------   -------
Net income (loss)....................     $   948      2.7%   $(5,899)  (25.0)%     $(7,511)   (8.2)%  $(14,301)  (20.2)%
                                          =======   =======   =======   =======     =======   =======   =======   =======

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenues. Revenues increased 48.5% from $23.8 million in the three months ended September 30, 1995, to $35.3 million in the three months ended September 30, 1996, due primarily to increased revenue from the Company's existing processing and related ancillary services and to increased revenue from new software products and professional services. The increase in revenue from processing and related ancillary services is due primarily to an increased number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. Customers serviced as of September 30, 1995 and 1996, were
17.4 million and 18.6 million, respectively. The increase in the number of customers serviced was due primarily to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due to annual price increases included in client contracts and increased usage of ancillary services by existing clients. New software products, consisting primarily of license fees from Advanced Customer Service Representative (ACSR(TM)) and CSG Vantage Point(TM) (the Company's data warehouse product), and professional services generated $3.6 million of revenue for the three months ended September 30, 1996. Revenue from Bytel was $2.4 million in the three months ended September 30, 1996.

Cost of Services. Cost of services increased 39.0% from $11.4 million in the three months ended September 30, 1995, to $15.8 million in the three months ended September 30, 1996, due primarily to the increased number of customers of the Company's clients serviced by the Company with its existing processing and related ancillary services and the cost to provide the new software products and professional services.

As a percentage of revenues, cost of services decreased from 47.8% in the three months ended September 30, 1995, to 44.8% in the three months ended September 30, 1996. The decrease in cost of services as a percentage of revenue is due primarily to 1) the increased gross margin per customer for existing processing and related ancillary services, which resulted primarily from annual price increases included in customer contracts exceeding the corresponding cost to provide such services and increased usage of ancillary services by existing customers, and 2) the favorable change in sales mix to include more higher-margined new software products during the three months ended September 30, 1996.

Research and Development Expense. Research and development expense increased 52.9% from $3.6 million in the three months ended September 30, 1995, to $5.5 million in the three months ended September 30, 1996, due primarily to continued efforts on several products which are in development, principally CSG Phoenix(TM), and to enhancements of the Company's existing products. The increase in expense consists primarily of increases in salaries, benefits, and other programming-related expenses. The Company intends to continue to increase its research and development expenditures. The Company capitalized software development costs of approximately $1.0 million in the three months ended September 30, 1996, related to CSG Telephony (the Company's telephony billing solution product), CSG.web(TM), and enhancements to CSG Vantage Point(TM). No software development costs were capitalized during 1995.

Selling and Marketing Expense. Selling and marketing expense increased 124.6% from $0.9 million in the three months ended September 30, 1995, to $2.0 million in the three months ended September 30, 1996. As a percentage of revenues, selling and marketing expense increased from 3.8% in the three months ended September 30, 1995, to 5.7% in the three months ended September 30, 1996. The increase in expense is due primarily to a realignment of the Company's sales force. Following the change of ownership of the Company in late 1994, a substantial portion of the previous sales force was terminated during the three months ended March 31, 1995, and senior management focused on sales responsibilities in 1995. The Company began building a new direct sales force in mid-1995 and has added additional staff since that time.

General and Administrative Expense. General and administrative (G&A) expense increased 18.5% from $3.0 million in the three months ended September 30, 1995, to $3.5 million in the three months ended September 30, 1996. As a percentage of revenues, G&A expense decreased from 12.6% in the three months ended September 30, 1995, to 10.0% in the three months ended September 30, 1996. The increase in expense relates primarily to the development of the Company's management team and to related administrative staff added during 1995 and the first nine months of 1996 to support the Company's growth. The decrease in G&A expense as a percentage of revenue is due primarily to increased leverage from the larger revenue base in relation to the level of G&A expenses incurred during the three months ended September 30, 1996.

Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill increased 21.3% from $1.4 million in the three months ended September 30, 1995, to $1.7 million in the three months ended September

30, 1996. The increase in expense relates to amortization of goodwill from the Bytel acquisition and amortization of an additional noncompete agreement obtained in April 1996.

Interest Expense. Interest expense decreased by 65.0% from $2.2 million in the three months ended September 30, 1995, to $0.8 million in the three months ended September 30, 1996, with the decrease attributable primarily to scheduled principal payments on the Company's long-term debt, the retirement of $40.3 million of long-term debt with proceeds from the IPO in March 1996, and a decrease in interest rates as a result of the Company favorably amending its long-term credit facility with its banks in April 1996 in conjunction with the $40.3 million retirement of long-term debt.

Discontinued Operations. The loss of $1.7 million in the three months ended September 30, 1995, relates to the Company's investment in Anasazi Inc., which was disposed of during the third quarter of 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues. Revenues increased 30.8% from $70.7 million in the nine months ended September 30, 1995, to $92.5 million in the nine months ended September 30, 1996, due primarily to increased revenue from the Company's existing processing and related ancillary services and to increased revenue from new software products and professional services. The increase in processing and related ancillary services is due primarily to an increased number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. The increase in the number of customers serviced was due primarily to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due to annual price increases included in client contracts and increased usage of ancillary services by existing clients. New software products, consisting primarily of license fees from ACSR(TM) and CSG Vantage Point(TM) (the Company's data warehouse product), and professional services generated $6.5 million of revenue for the nine months ended September 30, 1996. Revenue from Bytel was $2.4 million in the nine months ended September 30, 1996.

Cost of Services. Cost of services increased 25.4% from $34.3 million in the nine months ended September 30, 1995, to $43.0 million in the nine months ended September 30, 1996, due primarily to the increased number of customers of the Company's clients serviced by the Company with its existing processing and related ancillary services and the cost to provide the new software products and professional services.

As a percentage of revenues, cost of services decreased from 48.5% in the nine months ended September 30, 1995, to 46.5% in the nine months ended September 30, 1996. The decrease in cost of services as a percentage of revenue is due primarily to the increased gross margin per customer for existing processing and related ancillary services, which resulted primarily from annual price increases included in customer contracts exceeding the corresponding cost to provide such services and increased usage of ancillary services by existing customers.

Research and Development Expense. Research and development expense increased 47.5% from $10.1 million in the nine months ended September 30, 1995, to $14.9 million in the nine months ended September 30, 1996, due primarily to continued efforts on several products which are in development, principally CSG Phoenix(TM), and to enhancements of the Company's existing products. The increase in expense consists primarily of increases in salaries, benefits, and other programming-related expenses. The Company intends to continue to increase its research and development expenditures. The Company capitalized software development costs of approximately $1.0 million in the nine months ended September 30, 1996, related to CSG Telephony (the Company's telephony billing solution product), CSG.web(TM), and enhancements to CSG Vantage Point(TM). No software development costs were capitalized during 1995.

Selling and Marketing Expense. Selling and marketing expense increased 115.0% from $2.3 million in the nine months ended September 30, 1995, to $5.0 million in the nine months ended September 30, 1996. As a percentage of revenues, selling and marketing expense increased from 3.3% in the nine months ended September 30, 1995, to 5.4% in the nine months ended September 30, 1996. The increase in expense is due primarily to a realignment of the Company's sales force. Following the change of ownership of the Company in late 1994, a substantial portion of the previous sales force was terminated during the three months ended March 31, 1995, and senior management focused on sales responsibilities in 1995. The Company began building a new direct sales force in mid-1995 and has added additional staff since that time.

General and Administrative Expense. General and administrative (G&A) expense increased 25.1% from $8.0 million in the nine months ended September 30, 1995, to $10.0 million in the nine months ended September 30, 1996. As a percentage of revenues, G&A expense decreased from 11.3% in the nine months ended September 30, 1995, to 10.8% in the nine months ended September 30, 1996. The increase in expense relates primarily to the development of the Company's management team and to related administrative staff added during 1995 and the first nine months of 1996 to support the Company's growth. The decrease in G&A expense as a percentage of revenue is due primarily to increased leverage from the larger revenue base in relation to the level of G&A expenses incurred during the nine months ended September 30, 1996.

Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill increased 9.4% from $4.3 million in the nine months ended September 30, 1995, to $4.7 million in the nine months ended September 30, 1996. The increase in expense relates to amortization of goodwill from the Bytel acquisition and amortization of an additional noncompete agreement obtained in April 1996.

Stock-Based Employee Compensation. Stock-based employee compensation of $3.5 million in the nine months ended September 30, 1996, relates to purchases of the Company's common stock through performance stock purchase agreements with executive officers and key employees. The Company has the option to repurchase the shares upon the occurrence of certain events, principally termination of employment with the Company. The shares were to be released from the repurchase option on November 30, 2001. The structure of the performance stock agreements required "variable" accounting for the related shares until the performance conditions were removed, thereby establishing a measurement date of October 19, 1995. At that date, the Company recorded total deferred compensation of $5.8 million. The deferred compensation was being recognized as stock-based employee
compensation expense on a straight-line basis through November 30, 2001.   Upon
the completion of the Company's initial public offering (IPO) of its common stock in March 1996, shares owned by certain executive officers were no longer subject to the repurchase option. In addition, the repurchase option for the remaining performance stock shares decreases 20% annually over a five-year period, commencing on the later of the employee's employment date or November 30, 1994. As a result, approximately $3.2 million of stock-based employee compensation expense was recorded in the month the IPO was completed. Annual stock-based employee compensation expense related to these shares subsequent to the IPO will be approximately $0.4 million until December 31, 2000.

Interest Expense. Interest expense decreased by 50.9% from $6.9 million in the nine months ended September 30, 1995, to $3.4 million in the nine months ended September 30, 1996, with the decrease attributable to scheduled principal payments on the Company's long-term debt, the retirement of $40.3 million of long-term debt with proceeds from the IPO in March 1996, and a decrease in interest rates as a result of the Company favorably amending its long-term credit facility with its banks in April 1996 in conjunction with the $40.3 million retirement of long-term debt.

Extraordinary Loss From Early Extinguishment Of Debt. Upon the repayment of the $40.3 million of long-term debt with IPO proceeds, the Company recorded an extraordinary charge of $1.3 million for the write-off of deferred financing costs attributable to the portion of the long-term debt repaid.

Discontinued Operations. The loss of $3.8 million in the nine months ended September 30, 1995, relates to the Company's investment in Anasazi Inc., which was disposed of during the third quarter of 1995.

General
-------

The Company's existing contract with Tele-Communications, Inc. (TCI), which was scheduled to expire December 31, 1996, has been extended automatically by its terms for one additional year. TCI, a significant client, is developing an in-house billing system, and the Company expects TCI's in-house system to replace the Company's system in the future.

The first delivery of CSG Phoenix(TM), which is the Company's next generation customer care and billing system for the converging communications markets, is scheduled in the fourth quarter of 1996. The Company expects to install a beta site in the first quarter of 1997. The CSG Phoenix(TM) system is being developed on a three-tier client/server, object-oriented architecture. The system is being developed to enable clients to quickly deploy new convergence services such as voice, video and data, and to support large customer service sites. The statements regarding timing of the Company's delivery of CSG Phoenix(TM) and the installation of a beta site in the first quarter of 1997 are forward-looking statements. The actual timing is subject to delay due to the variety of factors inherent in the development and initial implementation of a new, complex software system. Installation is also subject to factors relating to the integration of the new system with the client's existing systems.

Income Taxes
------------

As of September 30, 1996, the Company has net deferred tax assets of approximately $24.6 million. Based on the Company's history of operating losses, the Company has recorded a valuation allowance of approximately $22.3 million, primarily for deferred tax assets related to future deductible temporary differences since realization of these benefits is not sufficiently assured as of September 30, 1996.

The Company expects a net loss for 1996 and anticipates recognizing a deferred tax benefit for this and prior operating losses and other net deferred tax assets to the extent the Company has a current tax provision. Thus, the Company anticipates no income tax expense will be recognized in 1996. Although the Company expects to incur a net loss in 1996, the Company expects to pay income taxes in 1996, due primarily to differences in the timing of recognition of the amortization of intangible assets for financial reporting and tax purposes.

The Company intends to analyze the realizability of the net deferred tax assets at each future reporting period. Such analysis may indicate that the realization of various deferred tax benefits is more likely than not and, therefore, the amount of deferred tax assets recognized may be increased.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $5.7 million. The Company also has a revolving bank line of credit in the amount of $5.0 million of which there were no borrowings outstanding. The line of credit expires December 31, 2000.

During the nine months ended September 30, 1996, the Company generated $18.1 million in net cash flow from operating activities and received a $2.0 million principal payment on a note receivable from Anasazi Inc. Cash generated from these sources was used to fund capital expenditures of $3.7 million, additions to software of $1.0 million, acquisitions of $3.5 million and to repay long-term debt of $9.8 million. Also, in March 1996, the Company sold 3,335,000 shares of common stock at an initial public offering price of $15 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and offering expenses, of approximately $44.8 million. The net proceeds from the IPO were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on redeemable convertible Series A Preferred Stock. In conjunction with the $40.3 million repayment of long-term debt, the Company decreased the interest rates on its long-term debt by favorably amending its credit facility with its banks in April 1996. As of the closing of the IPO, all of the 8,999,999 outstanding shares of redeemable convertible Series A Preferred Stock were automatically converted into 17,999,998 shares of common stock, at which time the accrued dividends became payable.

Although the Company expects to incur a net loss in 1996, the Company expects to pay income taxes in 1996, due primarily to differences in the timing of recognition of the amortization of intangible assets for financial reporting and tax purposes.

The Company believes that cash generated from operations and the amount available under the revolving bank line of credit will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, and anticipated capital expenditures through the next twelve months.

                        CSG SYSTEMS INTERNATIONAL, INC.
                         PART II.   OTHER INFORMATION



Items 1 - 5.   None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              2.18 First Amendment and Limited Waiver, dated August 14, 1996, to the Amended and Restated Loan Agreement among CSG Systems, Inc., certain lenders and Banque Paribas, as Agent

             10.38   CSG Systems, Inc. Wealth Accumulation Plan

             11.01   Statement re:  Computation of Per Share Earnings

             27.01   Financial Data Schedule (EDGAR Version Only)

             99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 - Certain Cautionary Statements and Risk Factors.

         (b)  Reports on Form 8-K

              Form 8-K dated July 9, 1996, as amended by Form 8-K(A) filed on September 9, 1996, and Form 8-K(A) Amendment No. 2 filed on September 25, 1996, under Item 2, Acquisition or Disposition of Assets, was filed with the Securities and Exchange Commission reporting the acquisition of the capital stock of Bytel Limited. The financial statements included in Form 8-K (A) were as follows:

                   Financial statements for Bytel Limited as at and for the year ended 30 April 1996.

                   Pro forma combined financial statements for CSG Systems International, Inc. and Bytel Limited for the year and six months ended December 31, 1995 and June 30, 1996, respectively.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 11, 1996

                                    CSG SYSTEMS INTERNATIONAL, INC.



     /s/ NEAL C. HANSEN
     ------------------------------
                                    Neal C. Hansen
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)




     /s/ DAVID I. BRENNER
     ------------------------------
                                    David I. Brenner
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Financial Officer)




     /s/ RANDY R. WIESE
     ------------------------------
                                    Randy R. Wiese
                                    Controller and Principal Accounting Officer
                                    (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------

 2.18 First Amendment and Limited Waiver, dated August 14, 1996, to the Amended and Restated Loan Agreement among CSG Systems, Inc., certain lenders and Banque Paribas, as Agent

10.38       CSG Systems, Inc. Wealth Accumulation Plan

11.01       Statement re:  Computation of Per Share Earnings

27.01       Financial Data Schedule (EDGAR Version Only)

99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 - Certain Cautionary Statements and Risk Factors.