Form 10-K405
period 1996-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 1997-03-31
CIK 1005757

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM       TO

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on March 14, 1997 was $142,362,744.

  Shares of common stock outstanding at March 14, 1997: 25,489,822

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE FILED ON OR PRIOR TO APRIL 30, 1997, ARE INCORPORATED BY REFERENCE INTO PART III OF THE FORM 10-K.


================================================================================

                        CSG SYSTEMS INTERNATIONAL, INC.

                                 1996 FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

 Item  1. Business..........................................................  3
 Item  2. Properties........................................................  8
 Item  3. Legal Proceedings.................................................  9
 Item  4. Submission of Matters to a Vote of Security Holders...............  9

                                    PART II

 Item  5. Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................... 10
 Item  6. Selected Financial Data........................................... 10
 Item  7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 13
 Item  8. Financial Statements and Supplementary Data....................... 21
 Item  9. Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure............................................. 55

                                    PART III
 Item 10. Directors and Executive Officers of the Registrant................ 55
 Item 11. Executive Compensation............................................ 55
 Item 12. Security Ownership of Certain Beneficial Owners and Management.... 55
 Item 13. Certain Relationships and Related Transactions.................... 55

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K......................................................... 55
 Signatures................................................................. 57


ITEM 1. BUSINESS

GENERAL

  CSG Systems International, Inc. (the Company or CSG) was formed in October 1994 and acquired all of the outstanding capital stock of Cable Services Group, Inc. from First Data Corporation (FDC) on November 30, 1994 (the Acquisition). The Company did not have any substantive operations from inception (October 17, 1994) through the Acquisition. Subsequent to the Acquisition, Cable Services Group, Inc.'s name was changed to CSG Systems, Inc. (CSG Systems). From its inception in 1982 until the Acquisition, CSG Systems was a division or subsidiary of FDC. On June 28, 1996, the Company acquired all of the outstanding shares of Bytel Limited (Bytel). Bytel is a United Kingdom company which provides customer management software and related services to the cable and telecommunications industries in the United Kingdom. The Company's financial statements and financial information included herein include Bytel's results of operations since the acquisition date. References in this Item 1 to the Company include CSG Systems and Bytel through which the Company conducts its operations.

  The Company's principal executive offices are located at 5251 DTC Parkway, Suite 625, Englewood, Colorado 80111, and the telephone number at that address is (303) 796-2850. The Company's common stock is traded over the counter on the National Market under the NASDAQ symbol "CSGS".

COMPANY OVERVIEW

  The Company provides customer management solutions for the converging communications markets. These markets include the cable television, direct broadcast satellite (DBS), telecommunications, and on-line services industries. The Company offers its clients a full range of processing, software, and professional services which automate customer management functions, including billing, sales support, order processing, invoice calculation and production, management reporting, and customer analysis for target marketing.

  The Company's business is concentrated in the U.S. within the cable television, DBS, and on-line services industries. During 1996, the Company derived 76.6% of its revenues from companies in the U.S. cable television industry, including six of the ten largest service providers. The Company's U.S. clients also include four Regional Bell Operating Companies (RBOCs), two DBS service providers, and an on-line services company. At December 31, 1996, the Company was servicing client sites having an aggregate of 19.2 million customers in the U.S., compared to 18.0 million customers serviced as of December 31, 1995. The Company generated revenue of $132.3 million in 1996 compared to $96.4 million in 1995, an increase of 37.2%.

  During 1996, the Company expanded its operations internationally, primarily through its acquisition of Bytel. Bytel was established in 1992 and, as one of the leading providers of customer care services in the United Kingdom, Bytel provides customer management solutions to business and residential telephony and cable television providers serving a total of approximately 850,000 customers, 65% of whom receive multiple services. During 1996, the Company generated 8% of its total revenues from international sources.

CUSTOMER MANAGEMENT SYSTEMS

  Convergence and growing competition are increasing the complexity and cost of managing the interaction between communications service providers and their customers. Customer management systems are software-based processing systems which coordinate all aspects of the customer's interaction with a service provider, from initial setup and provisioning, to service activity monitoring, through billing and accounts receivable management. These systems have evolved differently within various segments of the converging markets.

  The majority of cable television, DBS, and wireless service providers have elected to outsource billing, customer management, and related functions because of the significant level of technological expertise and capital resources required to develop and implement such systems successfully. The growing complexity of communication services, the manner in which they are packaged and priced, and the increasing regionalization of customer management support has led service providers to demand enhanced flexibility and functionality from their customer management systems. Service providers want open systems-based customer management solutions which will integrate with their corporate management information systems, thus enabling service providers to use data generated from customer interaction for operational and other strategic purposes such as marketing and sales.

THE CSG SOLUTION

  The Company's primary processing product, Communications Control System (CCS(TM)), delivers a complete set of customer service functions, ranging from sales support, order processing, scheduling, inventory control, trouble calls, and communications with the headend, through invoice calculation and production to management reporting, as well as the customer information necessary for target marketing. The Company has developed and is developing new software products and services to enhance the functionality of its current products and to offer new customer management solutions to its clients to meet the needs of the converging communications markets.

CSG SERVICES AND PRODUCTS

  The Company has three main business lines serving the converging communications markets: processing and related services (offered in a service bureau environment); software products; and professional services.

Processing and Related Services
-------------------------------

  Processing fees are typically billed based on the number of a client's customers serviced; ancillary services are typically billed on a per transaction basis; and customized print and mail services are billed on a usage basis. Typically, the Company signs multi-year processing contracts with its clients which include provisions for annual price increases. The Company's primary processing and related services products are as follows:

  CCS and Related Products. CCS is a customer management system used primarily by clients in the cable television and DBS industries. The primary purpose of CCS is to provide the Company's clients with a complete set of customer management and information services, including enrollment of new customers, event ordering, scheduling of on-site video service installations and repairs, customer service support, and billing. Designed for high volume transaction processing, CCS is offered as a service bureau application, with clients accessing it through a telecommunications network via terminals or personal computers. The Company maintains all records and files for its clients and performs statement processing and invoice mailing in conjunction with the other services. The Company provides a wide variety of ancillary services to its clients, such as addressability support, pay-per-view, and microfiche. The CCS system offers flexible reporting capabilities and interfaces with all major vendors so clients can utilize pay-per-view, automated number identification and audio response units.

  For the years ended December 31, 1996, 1995 and 1994, the Company generated 77.3%, 84.7%, and 80.1%, respectively, of its total revenues from CCS and related services and software products.

  CableMAX. The Company also supports a personal computer based customer management system, CableMAX, that has functionality similar to that of CCS, but on a more basic level suitable for smaller cable systems. CableMAX is targeted at cable sites with less than 2,500 subscribers.

  Financial Services. CSG offers a comprehensive set of financial services (e.g., credit card processing, electronic funds transfer, automated refund check processing, electronic lockbox service, etc.) designed to improve operational efficiencies by saving employee time and improving a client's cash flow.

  Statement Printing and Mailing. The Company provides statement printing and mailing services for all of its CCS and CableMAX clients, and will offer this service in connection with its CSG Phoenix(TM) product. The Company also provides specialized printing and mailing for convergence clients not on CSG's systems and for customers in other industries. The Company's statement processing center currently prints and mails in excess of an average of 20 million pieces per month and handles multiple billing cycles for all clients. The Company offers its clients a number of marketing services based on information contained in the CCS customer database, including insert design and printing, direct mailing, and data downloads used to support market research.

  Enhanced Statement Presentation(TM) (ESP(TM)). This product enables clients to customize all aspects of their billing statements, create a unique identity, and build a stronger link to the customer. ESP enables clients to send specialized messages or coupons on monthly bills, depending on buying patterns, payment histories, and other customer specific information.

 Software Products Currently Available
 -------------------------------------

  The Company licenses its software products under both perpetual and multi-year term licenses. The Company's available software products include the following:

  ACSR(TM) and related modules. Advanced Customer Service Representative(TM)
(ACSR) is a client/server-based front end to the CCS product that employs a graphical user interface. ACSR features include a customizable reference library, easy navigation through pull-down items and an icon toolbar, e-mail and a news bulletin board, and pop-up windows and pull-down menus. ACSR runs on a local area network at the client's service center, which is connected to the CCS mainframe. Customer Interaction Tracking(TM) (CIT(TM)) is an add-on module to ACSR which allows customer service representatives, using a relational database management system, to track and recall automatically all interaction and activity with customers. ACSR Telephony is an add-on module to ACSR which provides clients with an integrated customer management system for billing and servicing telephony customers independently or in conjunction with other business lines.

  CSG Vantage(TM). CSG Vantage is a software and services product used in conjunction with CCS. Data is maintained by the Company in a specially designed database which is updated daily from CCS. Clients are provided with an ad hoc query and reporting tool that runs on local personal computers to access detailed information stored in the database allowing clients to analyze operations, identify trends, and target markets.

  CSG VantagePoint(TM). CSG VantagePoint is the Company's enterprise-wide data warehouse product which can be licensed for use at the client's own facility. The software product combines information from multiple operational systems (e.g., CCS, other billing providers, customer support, CSG Phoenix, etc.) and enhances that data with selected demographic, psychographic and survey data that may be obtained from outside vendors or collected by the client, into a single database structure. The database structure facilitates the analysis and identifications of the demographic, psychographic and transactional parameters of the client and non-client bases. The product offers a modular approach, enabling a provider to select the applications most appropriate for their individual situation.

  CSG.web(TM). CSG.web provides clients with a secure World Wide Web (WWW) interactive interface for its client's customers. CSG.web enables customers to upgrade their services, order pay-per-view events, view information regarding available services, and view and pay their statements on-line via the WWW. CSG.web is incorporated into the client's web site, running on their web server, which is connected to the CCS mainframe.

  SMS. Bytel's SMS product provides a full range of business support software solutions for the cable television and telecommunications industries, primarily in the United Kingdom. The product's functionality includes customer care, tariffing, provisioning and activation, addressability, collections, equipment inventory, call record processing, rating, dispatch, trouble tickets, mediation, billing, fault management, sales and marketing, and management reporting.

 Software Maintenance and Support
 --------------------------------

  The Company provides maintenance services on all of its software products. Maintenance is billed annually and is typically based upon a percentage of the software license fee paid by the customer. Virtually all new software customers purchase maintenance services. Maintenance is typically sold for multi-year periods in conjunction with the software license. Maintenance services typically consist of enhancements and updates to the software products, as well as telephone support concerning the operation of the programs.

 Software Products in Development
 --------------------------------

  CSG Phoenix. The Company is developing its next generation customer management system to meet the changing needs of service providers competing in the converging communications markets. CSG Phoenix uses a three-tier client/server architecture, composed of the graphical user interface, the business logic, and the database. CSG Phoenix uses an open systems approach including a UNIX operating system, C and C++ programming languages, APIs, and object-oriented design, analysis, and implementation. CSG Phoenix will support various languages, currencies and regulatory environments to address convergence opportunities internationally.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of CSG Phoenix development.

 Professional Services
 ---------------------

  The Company formed the Advanced Business Solutions (ABS) group in mid-1995 to address the unique needs of clients through specialized services such as technical consulting, custom application development, business process definition, project management, decision support systems, training, software and systems integration, data warehousing, and network analysis, design and implementation. ABS supports clients in implementing the Company's solutions and enables clients to take advantage of the full range of functionality offered by the Company's products and services.

CLIENTS

  The Company's business is concentrated in the U.S. within the cable television, DBS and on-line services industries. Some of the Company's largest clients in their relevant geographic and industry markets are as follows:

United States:

Cable Television Clients     RBOCs (video services)     DBS
------------------------     ----------------------     ---
Comcast Cable                Ameritech New Media        Comcast Cable
 Communications               Enterprises                Communications
Continental Cablevision,     Pacific Bell Video         Echostar Satellite
 Inc.                         Services                   Corporation
Century Communications       SBC Services, Inc.         TCI Satellite
 Corp.                       US WEST Communications,     Entertainment, Inc.
Falcon Holding Group,         Inc.                      Time Warner
 L.P.                                                    Programming Co.
FrontierVision Operating
 Partners, L.P.
Greater Media
 Cablevision, Inc.
Intermedia Partners I,        High-Speed Data Services  On-Line Services
 L.P.                         ------------------------  ----------------
MediaOne, Inc.                Time Warner Cable (Road   Prodigy Services Corp.
Tele-Communications,          Runner)
 Inc. (TCI)                   Cablevision Systems
Time Warner Cable             Corp. (Optimum)
TKR Cable Company


International:
--------------

A2000 Holding, N.V.          Foxtel Management Pty
Bell Canada                   Limited
Bell Cablemedia, plc         Scottish Telecom
Cabletel                     TeleWest
Eurobell

  During the years ended December 31, 1996, 1995, and 1994, revenues from Time Warner Cable and its affiliated companies represented approximately 22.9%, 27.9% and 27.3% of total revenues, and revenues from TCI represented approximately 25.9%, 25.2% and 23.0% of total revenues, respectively. The Company has separate processing agreements with multiple affiliates of Time Warner Cable and provides products and services to them under separately negotiated and executed contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion regarding significant customers.

CLIENT AND PRODUCT SUPPORT

  The Company's clients typically rely on CSG for ongoing support and training needs relating to the Company's products. As of December 31, 1996, the client and product support group consisted of 222 employees, or approximately one-fourth of the Company's total employees. The Company's client support includes a 24-hour-a-day, seven-day-a-week help desk.

SALES AND MARKETING

  The Company has assembled a direct sales and sales support organization. The market for the Company's products and services is concentrated, with each existing and potential client representing multiple revenue opportunities. The Company has organized its sales efforts around senior level account managers who are responsible for new revenues and renewal of existing contracts within an account. Account managers are supported by direct sales and sales support personnel who are experienced in the various products and services that the Company provides. In order to enhance its sales and marketing efforts, the Company has hired account managers, sales support engineers, and product sales professionals from the cable and telecommunication industries with experience in selling large client/server and relational database systems. Sales territories are divided into geographic regions within the United States, Europe, Latin America and the Pacific Rim.

RESEARCH AND DEVELOPMENT

  The Company's product development efforts are focused on developing new products and improving existing products. The Company believes that the timely development of new applications and enhancements is essential to maintain its competitive position in the marketplace.

  In developing new products, the Company works closely with clients and leading technology vendors to determine product requirements. For example, the Company works closely with IBM and Oracle to help ensure compatibility with new operating system releases and evolutionary changes to hardware and software. Clients often provide additional information on product and operational requirements and serve as beta test participants.

  The Company's research and development staff consisted of 213 employees as of December 31, 1996, compared to 195 as of December 31, 1995. The Company's total research and development expense, excluding purchased research and development, was $20.2 million, $14.3 million, and $8.7 million for the years ended December 31, 1996, 1995, and 1994, or 15.3%, 14.8%, and 10.4% of total revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion.

COMPETITION

  The market for customer management systems in the converging communications industries is highly competitive. The Company competes with both independent providers and in-house developers of customer management systems. The Company believes its most significant competitors are USCS International, Inc. (USCS), Cincinnati Bell Information Systems (CBIS), a major cellular billing vendor, which acquired Information Systems Development (ISD), and in-house systems. As the Company enters additional market segments, it expects to encounter additional competitors. Some of the Company's actual and potential competitors have substantially greater financial, marketing and technological resources than the Company.

  The Company believes that the principal competitive factors in its markets include time to market, flexibility and architecture of the system, breadth of product features, product quality, customer service and support, quality of research and development effort, and price.

PROPRIETARY RIGHTS AND LICENSES

  The Company relies on a combination of trade secrets and copyright laws, license agreements, non-disclosure and other contractual provisions, and technical measures to protect its proprietary rights. The Company has no patents. The Company distributes its products under service and software license agreements which typically grant clients non-exclusive licenses to use the products. Use of the software products is restricted and subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work. Despite these precautions, there can be no assurance that misappropriation of the Company's software products and technology will not occur. Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company. The Company also incorporates via licenses or reselling arrangements a variety of third party software products that provide specialized functionality within its own software products.

  In December 1996, CSG settled claims for indemnification against FDC arising from CSG's acquisition from FDC of CSG Systems. The claims related to certain patents held by Ronald A. Katz Technology Licensing Partnership L.P. (RAKTL) which allegedly were infringed by the use of certain CSG products. The terms of the settlement were not material to CSG. In connection with the settlement, CSG entered into a non-exclusive patent license agreement with RAKTL, the terms of which are not expected by CSG to have a material effect on its business or future results of operations.

EMPLOYEES

  As of December 31, 1996, the Company had a total of 892 employees, of whom 78 were engaged in administration, 40 in sales and marketing, 132 in systems and programming, 213 in research and development, 222 in client and product support, 30 professional services consultants, and 177 in statement production. The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

FDC DATA PROCESSING FACILITY

  The Company outsources to FDC certain data processing and related services required for operation of the CCS system. The Company's proprietary software is run in FDC's facility to obtain the necessary mainframe computer capacity and support without making the substantial capital investment that would be necessary for the Company to provide this capacity directly. The Company's clients are connected to the FDC facility through a combination of private and commercially provided networks. FDC provides the services pursuant to a recently renewed five year agreement. The Company believes it could obtain data processing services from alternative sources, if necessary. See Note 8 to the Company's Consolidated Financial Statements for additional discussion.

ITEM 2. PROPERTIES

  The Company leases five facilities, including those leases entered into subsequent to December 31, 1996, totaling approximately 70,000 square feet in Denver, Colorado and surrounding communities. The Company utilizes these facilities primarily for i) corporate headquarters, ii) sales and marketing activities, iii) business offices for its professional consultants, and iv) certain research and development activities. The leases for these facilities expire in the years 1997 through 2004.

  The Company leases three facilities totaling approximately 172,000 square feet in Omaha, Nebraska. The Company utilizes these facilities primarily for
i) client services and product support, ii) systems and programming activities, iii) research and development activities, iv) statement production and mailing, and v) general and administrative functions. The leases for these facilities expire in the years 1998 through 2007.

  The Company leases office space in Slough, Berkshire, in the United Kingdom for its U.K. operations. The lease for this facility expires in 2002.

  The Company believes that its facilities are adequate for its current needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See
Note 8 to the Company's Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with legal counsel, the Company is not presently a party to any material pending or threatened legal proceedings except as further described below.

  In October 1996, a former senior vice president of CSG Systems filed a lawsuit against the Company and certain of its officers in the District Court of Arapahoe County, Colorado. The suit claims that certain amendments to stock agreements between the plaintiff and the Company are unenforceable, and that the plaintiff's rights were otherwise violated in connection with those amendments. The plaintiff is seeking damages of approximately $1.8 million, and in addition, seeks to have such damages trebled under certain Colorado statutes that the plaintiff claims are applicable. The Company denies the allegations and intends to vigorously defend the lawsuit at all stages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded over-the-counter on the Nasdaq National Market ("NASDAQ/NMS") under the symbol "CSGS". The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Company's common stock as reported by NASDAQ/NMS since the Company's Initial Public Offering on February 28, 1996.

                                                                  HIGH     LOW
                                                                 ------- -------
   1996
    First quarter............................................... $25 1/2 $20 1/2
    Second quarter..............................................  37 1/4  22 3/8
    Third quarter...............................................  26 1/4  19 1/2
    Fourth quarter..............................................  21 3/8  14 3/8

  On March 14, 1997, the last sale price of the Company's common stock as reported by NASDAQ/NMS was $19.00 per share. There were 306 holders of record of the Company's common stock as of March 14, 1997.

DIVIDENDS

  The Company has not declared or paid cash dividends on its common stock since its incorporation.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data have been derived from the audited financial statements of the Company and CSG Systems, Inc., formerly Cable Services Group, Inc. (the Predecessor). The selected financial data presented below should be read in conjunction with, and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's and the Predecessor's Consolidated Financial Statements. The information below is not necessarily indicative of the results of future operations.

                                                                COMPANY(1)(2)                              PREDECESSOR
                                                    ----------------------------------------  --------------------------------------
                                                                                 ONE MONTH     11 MONTHS
                                                     YEAR ENDED    YEAR ENDED      ENDED         ENDED      YEAR ENDED   YEAR ENDED
                                                    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  NOVEMBER 30, DECEMBER 31, DECEMBER 31,
                                                        1996          1995          1994          1994         1993         1992
                                                    ------------  ------------  ------------  ------------ ------------ ------------
                                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Revenues:
 Processing and related services.............       $   113,422   $    96,343   $     7,757     $76,081      $75,578      $71,258
 Software license and maintenance fees.......            14,736            57           --          --           --           --
 Professional services.......................             4,139             4           --          --           --           --
                                                    -----------   -----------   -----------     -------      -------      -------
   Total revenues............................           132,297        96,404         7,757      76,081       75,578       71,258
                                                    -----------   -----------   -----------     -------      -------      -------
Expenses:
 Cost of revenues:
  Cost of processing and related services:
   Direct costs..............................            52,027        46,670         3,647      34,977       34,503       34,883
   Amortization of acquired software(5)......            11,003        11,000           917         --             2           97
   Amortization of client contracts and
    related intangibles(5)...................             4,092         4,092           341       1,594        1,518        1,324
                                                    -----------   -----------   -----------     -------      -------      -------
    Total cost of processing and related
     services................................            67,122        61,762         4,905      36,571       36,023       36,304
  Cost of software license and maintenance
   fees......................................             5,040           --            --          --           --           --
  Cost of professional services..............             2,083           --            --          --           --           --
                                                    -----------   -----------   -----------     -------      -------      -------
    Total cost of revenues...................            74,245        61,762         4,905      36,571       36,023       36,304
                                                    -----------   -----------   -----------     -------      -------      -------
Gross margin.................................            58,052        34,642         2,852      39,510       39,555       34,954
                                                    -----------   -----------   -----------     -------      -------      -------
Operating expenses:
 Research and development....................            20,206        14,278         1,044       7,680        5,591        3,269
 Charge for purchased research and
  development(5).............................               --            --         40,953         --           --           --
 Selling and marketing.......................             8,213         3,770           293       3,054        2,012        1,681
 General and administrative:
  General and administrative.................            13,702        11,406         3,073       9,461       11,431       11,064
  Amortization of goodwill and other
   intangibles(5)............................             6,392         5,680           547         826        1,052        1,052
  Stock-based employee compensation(5).......             3,570           841           --          --           --           --
 Depreciation................................             5,121         5,687           433       3,520        3,847        4,115
                                                    -----------   -----------   -----------     -------      -------      -------
    Total operating expenses.................            57,204        41,662        46,343      24,541       23,933       21,181
                                                    -----------   -----------   -----------     -------      -------      -------
Operating income (loss)......................               848        (7,020)      (43,491)     14,969       15,622       13,773
                                                    -----------   -----------   -----------     -------      -------      -------
 Other income (expense):
  Interest expense...........................            (4,168)       (9,070)         (769)     (1,067)      (1,941)      (2,883)
  Interest income............................               844           663            39         227          205          226
                                                    -----------   -----------   -----------     -------      -------      -------
    Total other..............................            (3,324)       (8,407)         (730)       (840)      (1,736)      (2,657)
                                                    -----------   -----------   -----------     -------      -------      -------
Income (loss) before income taxes,
 extraordinary item and discontinued
 operations..................................            (2,476)      (15,427)      (44,221)     14,129       13,886       11,116
 Income tax (provision) benefit..............               --            --          3,757      (5,519)      (5,539)      (4,389)
                                                    -----------   -----------   -----------     -------      -------      -------
Income (loss) before extraordinary item and
 discontinued operations.....................            (2,476)      (15,427)      (40,464)      8,610        8,347        6,727
 Extraordinary loss from early extinguishment
  of debt(3).................................            (1,260)          --            --          --           --           --
                                                    -----------   -----------   -----------     -------      -------      -------
Income (loss) from continuing operations.....            (3,736)      (15,427)      (40,464)      8,610        8,347        6,727
Discontinued operations(4):
 Loss from operations........................               --         (3,093)         (239)        --           --           --
 Loss from disposition.......................               --           (660)          --          --           --           --
                                                    -----------   -----------   -----------     -------      -------      -------
    Total loss from discontinued operations..                --         (3,753)         (239)        --           --           --
                                                    -----------   -----------   -----------     -------      -------      -------
Net income (loss)............................       $    (3,736)  $   (19,180)  $   (40,703)    $ 8,610      $ 8,347      $ 6,727
                                                    ===========   ===========   ===========     =======      =======      =======
Net loss per common and equivalent share(8):
 Loss before extraordinary item and
  discontinued operations....................       $     (0.10)  $     (0.69)  $     (1.80)
 Extraordinary loss from early extinguishment
  of debt....................................             (0.05)          --            --
 Loss from discontinued operations...........               --          (0.17)        (0.01)
                                                    -----------   -----------   -----------
 Net loss....................................       $     (0.15)  $     (0.86)  $     (1.81)
                                                    ===========   ===========   ===========
Weighted average common and equivalent
 shares......................................        24,988,244    22,494,748    22,494,748
                                                    ===========   ===========   ===========

                                     COMPANY(1)(2)                           PREDECESSOR
                         -------------------------------------- --------------------------------------
                                                    ONE MONTH    11 MONTHS
                          YEAR ENDED   YEAR ENDED     ENDED        ENDED      YEAR ENDED   YEAR ENDED
                         DECEMBER 31, DECEMBER 31, DECEMBER 31, NOVEMBER 30, DECEMBER 31, DECEMBER 31,
                             1996         1995         1994         1994         1993         1992
                         ------------ ------------ ------------ ------------ ------------ ------------
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
OTHER OPERATIONAL DATA:
 Number of client's
  customers served(7)...    19,212       17,975       16,435       16,347       15,410       15,266
BALANCE SHEET DATA:
 Cash and cash
  equivalents...........   $ 6,134      $ 3,603      $ 6,650      $    22      $    61      $    24
 Working Capital........     4,430        2,359        4,681        8,356        7,570       10,457
 Total assets...........   114,910      105,553      130,160       65,695       64,298       69,483
 Long-term
  obligations(3)(6).....    32,500       85,068       95,000       10,438       16,375       27,784
 Redeemable convertible
  preferred stock(3)....       --        62,985       59,363          --           --           --
 Stockholders' equity
  (deficit)(3)..........    41,964      (61,988)     (40,429)      43,031       35,980       31,133

--------
(1) The Company was formed in October 1994 and acquired all of the outstanding capital stock of the Predecessor from FDC on November 30, 1994 (the Acquisition). The Company did not have any substantive operations prior to the Acquisition. The Company's Consolidated Financial Statements include the accounts of the Predecessor since November 30, 1994. The statements of operations data after November 30, 1994, are not comparable to data for prior periods due to the effects of the Acquisition. The Acquisition was accounted for as a purchase and the Consolidated Financial Statements since the date of the Acquisition are presented on the new basis of accounting established for the purchased assets and liabilities. See Note 3 to the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion.
(2) On June 28, 1996, the Company acquired all of the outstanding capital stock of Bytel Limited (Bytel). The acquisition was accounted for using the purchase method of accounting. The Company's Consolidated Financial Statements include Bytel's results of operations since the acquisition date. See Note 3 to the Company's Consolidated Financial Statements for additional discussion.
(3) The Company completed an initial public offering (IPO) of its common stock in March 1996. The Company sold 3,335,000 shares of common stock at a price of $15 per share, resulting in net proceeds to the Company, after deducting the underwriting discount and offering expenses, of $44.8 million. The net proceeds from the IPO were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on Redeemable Convertible Preferred Stock. As of the closing of the IPO, all of the 8,999,999 outstanding shares of Redeemable Convertible Preferred Stock were automatically converted into 17,999,998 shares of common stock, at which time all accrued dividends were paid. Upon repayment of the long-term debt, the Company incurred an extraordinary loss of $1.3 million for the write-off of deferred financing costs attributable to the portion of the long-term debt repaid. See Notes 4 and 5 to the Company's Consolidated Financial Statements for additional discussion.
(4) Contemporaneously with the Acquisition, the Company purchased from FDC all of the outstanding capital stock of Anasazi Inc. (Anasazi). On August 31, 1995, the Company completed a substantial divestiture of Anasazi and now carries its remaining investment under the cost method of accounting. The loss from discontinued operations in 1995 and 1994 of $3.8 million and $0.2 million, respectively, reflects Anasazi's operating loss and loss on disposition as of and for the eight months ended August 31, 1995, and the operating loss for the one month ended December 31, 1994. Anasazi's results of operations subsequent to August 31, 1995, are not included in the Company's results of operations. See Note 9 to the Company's Consolidated Financial Statements for additional discussion.
(5) These charges after November 30, 1994, are principally the result of certain one-time or Acquisition-related expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(6) The Company's debt was incurred as part of the Acquisition. See Note 5 to the Company's Consolidated Financial Statements for additional discussion. The long-term debt prior to the Acquisition represents an intercompany loan from FDC.
(7) This represents the number of customers of the Company's clients which were serviced by the Company as of the end of the period indicated.
(8) Net loss per common and equivalent share and the shares used in the per share computation have been computed on the basis described in Note 2 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Acquisition. CSG Systems International, Inc. (the Company or CSG) was formed in October 1994 and acquired all of the outstanding capital stock of Cable Services Group, Inc. from First Data Corporation (FDC) on November 30, 1994 (the Acquisition). The Company did not have any substantive operations since inception (October 17, 1994) through the Acquisition. Subsequent to the Acquisition, Cable Services Group, Inc.'s name was changed to CSG Systems, Inc. (CSG Systems). From its inception in 1982 until the Acquisition, CSG Systems was a division or subsidiary of FDC. The Company acquired CSG Systems for approximately $137 million in cash and accounted for the Acquisition using the purchase method of accounting. As a result of the Acquisition, the Company incurred certain one-time or acquisition-related charges. These acquisition-related charges included an immediate charge of $40.9 million as of the Acquisition date for purchased research and development which had not yet reached technological feasibility, as well as periodic amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill and stock-based employee compensation. These expenses are hereafter referred to as the "Acquisition Charges". The Acquisition Charges totaled $24.4 million, $21.6 million, and $42.8 million for the years ended December 31, 1996 and 1995, and the period from inception (October 17, 1994) through December 31, 1994, respectively. See Notes 3 and 10 to the Company's Consolidated Financial Statements for additional information regarding the Acquisition and Acquisition Charges.

  Public Offering. The Company completed an initial public offering (IPO) of its common stock in March 1996. The Company sold 3,335,000 shares of common stock at a price of $15 per share, resulting in net proceeds to the Company, after deducting the underwriting discount and offering expenses, of approximately $44.8 million. The net proceeds from the IPO were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on Redeemable Convertible Preferred Stock. As of the closing of the IPO, all of the 8,999,999 outstanding shares of Redeemable Convertible Preferred Stock were automatically converted into 17,999,998 shares of common stock, at which time all accrued dividends were paid. Upon repayment of the long-term debt, the Company incurred an extraordinary loss of $1.3 million for the write-off of deferred financing costs attributable to the portion of the long-term debt repaid. In conjunction with the repayment of the long-term debt, the Company reduced the interest rates on its remaining long-term debt by favorably amending its credit facility with its bank in April 1996. The substantial repayment of long-term debt as well as the reduced interest rates in April 1996 was the primary reason for the decrease in interest expense from $9.1 million in 1995 to $4.2 million in 1996. See Notes 4 and 5 to the Company's Consolidated Financial Statements for additional information regarding the Company's Redeemable Convertible Preferred Stock and long-term debt.

  Discontinued Operations. Contemporaneously with the Acquisition, the Company purchased from FDC all of the outstanding capital stock of Anasazi Inc. (Anasazi) for $6 million cash. Anasazi provides central reservation systems and services for the hospitality and travel industries. On August 31, 1995, the Company completed a substantial divestiture of Anasazi and now carries its remaining investment under the cost method of accounting. The loss from discontinued operations in 1995 and 1994 of $3.8 million and $0.2 million, respectively, reflects Anasazi's operating loss and loss on disposition as of and for the eight months ended August 31, 1995, and the operating loss for the one month ended December 31, 1994. Anasazi's results of operations subsequent to August 31, 1995, are not included in the Company's results of operations. The carrying value of the Company's investment in Anasazi as of December 31, 1996, consisting of convertible preferred stock and stock warrants of Anasazi, was $0.7 million. See Note 9 to the Company's Consolidated Financial Statements for additional information regarding discontinued operations.

  Impact of Acquisition Charges and Other Nonrecurring Charges. As discussed above, the Company has incurred Acquisition Charges and other one-time, nonrecurring charges for extraordinary loss on early extinguishment of debt and loss from discontinued operations, which are reflected in the Company's historical results of operations. The total of these expenses were $25.7 million, $25.4 million and $43.0 million for the years ended 1996 and 1995, and the period from inception (October 17, 1994) through December 31, 1994, respectively. The Company's pro forma results of operations excluding these items is shown in the following table. In addition to the exclusion of these expenses from the calculation, the pro forma results of operations were computed using an effective income tax rate of 38%. The shares used in the calculation of pro forma earnings per common and equivalent share for 1996 include the weighted average equivalent shares from stock options on a primary basis.

                                                               FOR THE PERIOD
                                                               FROM INCEPTION
                                   FOR THE YEAR              (OCTOBER 17, 1994)
                                ENDED DECEMBER 31,                 THROUGH
                               -----------------------------    DECEMBER, 31
                                  1996           1995               1994
                               -------------- -------------- -------------------
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
PRO FORMA RESULTS OF
 OPERATIONS:
 Operating income (loss)...... $       25,194 $       14,593      $       (733)
 Income (loss) before income
  taxes.......................         21,870          6,186            (1,463)
 Net income (loss)............         13,559          3,835              (907)
 Earnings (loss) per common
  and equivalent share........           0.54           0.17             (0.04)
 Weighted average common and
  equivalent shares...........         25,294         22,495            22,495

  The Company's pro forma earnings before interest, income taxes, depreciation and amortization (EBITDA) was $31.0 million, $20.3 million, and $20.6 million for the years ended 1996, 1995 and 1994, respectively. The Company's pro forma calculation of EBITDA also excludes the charges related to the above mentioned expenses for purchased research and development, extraordinary loss on early extinguishment of debt and loss from discontinued operations. The 1994 EBITDA combines the Company's EBITDA for the one month ended December 31, 1994 and CSG Systems' EBITDA for the eleven months ended November 30, 1994, without adjustment. EBITDA is not intended to represent cash flows for the periods.

  Bytel Limited. On June 28, 1996, the Company acquired all of the outstanding shares of Bytel Limited (Bytel) for $3.1 million in cash and assumption of certain liabilities of $1.6 million. The acquisition was accounted for using the purchase method of accounting. The cost in excess of the fair value of the net tangible assets acquired of $4.2 million was allocated to goodwill and is being amortized over seven years on a straight-line basis. The Company's Consolidated Financial Statements include Bytel's results of operations since the acquisition date. Bytel is a United Kingdom company which provides customer management software and related services to the cable and telecommunications industries in the United Kingdom.

  Revenues. The Company provides customer management solutions, encompassing processing and related services, software products and professional services, for the converging cable television, telecommunications, direct broadcast satellite (DBS), and on-line services industries. The Company's products and services automate the full spectrum of billing and customer services functions, including sales support and order processing, invoice calculation and production, and management reporting and market analysis. The Company's revenues are derived principally from processing and related services, which represented 85.8% and 99.9% of the Company's total revenues for 1996 and 1995, respectively. Processing and related services consist of processing fees, ancillary services and certain customized print and mail services. Processing fees are typically billed based on the number of a client's customers serviced, ancillary services are typically billed on a per transaction basis, and customized print and mail services are billed on a usage basis. Typically, the Company signs multi-year processing contracts with its clients which include provisions for annual price increases. The Company's processing and related services are derived principally from its Communications Control System (CCS(TM)) product and ancillary services to CCS.

  Although the Company believes that the majority of its revenues will continue to come from processing and related services over the next several years, the Company has developed new software products and professional services. The software products include, among others, Advanced Customer Service Representative(TM) (ACSR(TM)), ACSR Telephony, CSG Vantage(TM), and CSG VantagePoint(TM). Revenue from these new software products and professional services, including revenue from the acquired software products and related services of Bytel, were $18.9 million, or 14.2% of total revenues, for the year ended December 31, 1996, compared to $0.1 million for the year ended December 31, 1995. See "Business" on page 3 for additional discussion of the Company's products and services.

RESULTS OF OPERATIONS (IN THOUSANDS)

  The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated. The Company's results of operations include CSG Systems' results of operations since the Acquisition. For purposes of the following analysis, CSG Systems' results of operations for the eleven months ended November 30, 1994, have been combined with the Company's results of operations for the one month ended December 31, 1994, by adding the corresponding items without adjustment. This computation was done to permit useful comparison between the aggregated twelve months ended December 31, 1996, 1995 and 1994. The results of Bytel's operations for the six months ended December 31, 1996, are included in the following table and considered in the discussion of the Company's operations that follow:

                                      TWELVE MONTHS ENDED DECEMBER 31,
                          -------------------------------------------------------
                                1996               1995               1994
                          -----------------  -----------------  -----------------
                                     % OF               % OF               % OF
                           AMOUNT   REVENUE   AMOUNT   REVENUE   AMOUNT   REVENUE
                          --------  -------  --------  -------  --------  -------
                                                                   (COMBINED)
Revenues:
 Processing and related
  services..............  $113,422    85.8%  $ 96,343    99.9%  $ 83,838   100.0%
 Software license and
  maintenance fees......    14,736    11.1         57     0.1        --      --
 Professional services..     4,139     3.1          4     --         --      --
                          --------   -----   --------   -----   --------  ------
   Total revenues.......   132,297   100.0     96,404   100.0     83,838   100.0
                          --------   -----   --------   -----   --------  ------
Expenses:
 Cost of revenues:
 Cost of processing and
  related services:
  Direct costs..........    52,027    39.3     46,670    48.4     38,624    46.1
  Amortization of
   acquired software....    11,003     8.3     11,000    11.4        917     1.1
  Amortization of
   client contracts and
   related
   intangibles..........     4,092     3.1      4,092     4.2      1,935     2.3
                          --------   -----   --------   -----   --------  ------
   Total cost of
    processing and
    related services....    67,122    50.7     61,762    64.0     41,476    49.5
 Cost of software
  license and
  maintenance fees......     5,040     3.8        --      --         --      --
 Cost of professional
  services..............     2,083     1.6        --      --         --      --
                          --------   -----   --------   -----   --------  ------
   Total cost of
    revenues............    74,245    56.1     61,762    64.0     41,476    49.5
                          --------   -----   --------   -----   --------  ------
 Gross margin...........    58,052    43.9     34,642    36.0     42,362    50.5
                          --------   -----   --------   -----   --------  ------
 Operating expenses:
 Research and
  development...........    20,206    15.3     14,278    14.8      8,724    10.4
 Charge for purchased
  research and
  development...........       --      --         --      --      40,953    48.8
 Selling and
  marketing.............     8,213     6.2      3,770     3.9      3,347     4.0
 General and
  administrative:
  General and
   administrative.......    13,702    10.4     11,406    11.8     12,534    15.0
  Amortization of
   noncompete
   agreements and
   goodwill.............     6,392     4.8      5,680     5.9      1,373     1.6
  Stock-based employee
   compensation.........     3,570     2.7        841     0.9        --      --
 Depreciation...........     5,121     3.9      5,687     5.9      3,953     4.7
                          --------   -----   --------   -----   --------  ------
   Total operating
    expenses............    57,204    43.3     41,662    43.2     70,884    84.5
                          --------   -----   --------   -----   --------  ------
Operating income
 (loss).................       848     0.6     (7,020)   (7.2)   (28,522)  (34.0)
                          --------   -----   --------   -----   --------  ------
 Other income (expense):
 Interest expense.......    (4,168)   (3.1)    (9,070)   (9.4)    (1,836)   (2.2)
 Interest income........       844     0.6        663     0.7        266     0.3
                          --------   -----   --------   -----   --------  ------
   Total other..........    (3,324)   (2.5)    (8,407)   (8.7)    (1,570)   (1.9)
                          --------   -----   --------   -----   --------  ------
Loss before income
 taxes, extraordinary
 item and discontinued
 operations.............    (2,476)   (1.9)   (15,427)  (15.9)   (30,092)  (35.9)
 Income tax provision...       --      --         --      --      (1,762)   (2.1)
                          --------   -----   --------   -----   --------  ------
Loss before
 extraordinary item and
 discontinued
 operations.............    (2,476)   (1.9)   (15,427)  (15.9)   (31,854)  (38.0)
Extraordinary loss from
 early extinguishment of
 debt...................    (1,260)   (0.9)       --      --         --      --
                          --------   -----   --------   -----   --------  ------
Loss from continuing
 operations.............    (3,736)   (2.8)   (15,427)  (15.9)   (31,854)  (38.0)
                          --------   -----   --------   -----   --------  ------
Discontinued operations:
 Loss from operations...       --      --      (3,093)   (3.2)      (239)   (0.3)
 Loss from disposition..       --      --        (660)   (0.7)       --      --
                          --------   -----   --------   -----   --------  ------
   Total loss from
    discontinued
    operations..........       --      --      (3,753)   (3.9)      (239)   (0.3)
                          --------   -----   --------   -----   --------  ------
Net loss................  $ (3,736)   (2.8%) $(19,180)  (19.8%) $(32,093) (38.3%)
                          ========   =====   ========   =====   ========  ======

TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

  Revenues. Total revenues in 1996 increased 37.2% to $132.3 million, from $96.4 million in 1995, due primarily to i) increased revenue from the Company's existing processing and related ancillary services, and ii) increased revenue from the Company's new software products and professional services.

  Processing and related services revenue in 1996 increased 17.7% to $113.4 million, from $96.3 million in 1995, due primarily to an increased number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. Customers serviced as of December 31, 1996 and 1995, were 19.2 million and 18.0 million, respectively, an increase of 6.9%. The increase in the number of customers serviced was due primarily to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due to annual price increases included in client contracts and increased usage of ancillary services by existing clients.

  Revenue from the Company's new software products, primarily ACSR and CSG VantagePoint, and professional services, as well as revenue from the software products and related services of Bytel, were $18.9 million in 1996 compared to $0.1 million in 1995.

  Gross Margin. Gross margin in 1996 increased 67.6% to $58.1 million, from $34.6 million in 1995, due primarily to revenue growth. The gross margin percentage increased to 43.9% in 1996, compared to 36.0% in 1995. The overall increase in the gross margin percentage is due primarily to i) an increase in the gross margin percentage for processing and related services, which resulted primarily from annual price increases included in client contracts, tight cost controls in delivering these services, increased usage of higher-margined ancillary services by existing customers, and the increased leverage from the larger revenue base in relation to the amortization of acquired software and amortization of client contracts and related intangibles recorded in 1996, and ii) a favorable change in revenue mix which included more higher-margined software products during 1996 than 1995. The Company's gross margin percentage for 1996 and 1995, excluding Acquisition Charges of $15.1 million for both years, was 55.3% and 51.6%, respectively.

  Research and Development Expense. Research and development expense in 1996 increased 41.5% to $20.2 million, from $14.3 million in 1995, due primarily to increased development efforts on several new products which the Company developed in 1996 or is currently developing, principally CSG Phoenix(TM), and to enhancements of the Company's existing products. The increase in expense consists primarily of increases in salaries, benefits, and other programming-related expenses. The Company intends to continue to increase its research and development expenditures. The Company capitalized software development costs of approximately $3.1 million in 1996, which consisted of $2.5 million of internal costs and $0.6 million of purchased software. Costs capitalized in 1996 related to CSG Phoenix, ACSR Telephony, CSG.web(TM) and CSG VantagePoint. No software development costs were capitalized during 1995.

  Selling and Marketing Expense. Selling and marketing expense in 1996 increased 117.9% to $8.2 million, from $3.8 million in 1995. As a percentage of revenues, selling and marketing expense increased to 6.2% in 1996, compared to 3.9% in 1995. The increase in expense is due primarily to a realignment of the Company's sales force. Subsequent to the Acquisition, a substantial portion of the previous sales force was terminated during the three months ended March 31, 1995, and senior management focused on sales responsibilities in 1995. The Company began building a new direct sales force in mid-1995 and continued to expand its sales force throughout 1996.

  General and Administrative Expense. General and administrative (G&A) expense in 1996 increased 20.1% to $13.7 million, from $11.4 million in 1995. As a percentage of revenues, G&A expense decreased to 10.4% in 1996, compared to 11.8% in 1995. The increase in expense relates primarily to the development of the Company's management team and to related administrative staff added during 1996 and 1995 to support the Company's growth. The decrease in G&A expense as a percentage of revenue is due primarily to increased leverage from the larger revenue base in relation to the level of G&A expenses incurred.

  Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill in 1996 increased 12.5% to $6.4 million, from $5.7 million in 1995. The increase in expense relates to amortization of goodwill from the Bytel acquisition and amortization of an additional noncompete agreement acquired in April 1996.

  Stock-Based Employee Compensation. During 1995 and 1994, the Company sold common stock to executive officers and key employees pursuant to performance stock agreements. The structure of the performance stock agreements required "variable" accounting for the related shares until the performance conditions were removed on October 19, 1995, thereby establishing a measurement date. At that date, the Company recognized total deferred compensation of $5.8 million which represented the difference between the price paid by the employees and the estimated fair value of the stock at October 19, 1995. The fair value of the stock was estimated by the Company to be $2.75 per share at that date. Prior to the completion of the IPO, the deferred compensation was being recognized as stock-based employee compensation expense on a straight-line basis from the time the shares were purchased through November 30, 2001. Upon completion of the IPO, shares owned by certain executive officers of the Company were no longer subject to the repurchase option. In addition, the repurchase option for the remaining performance stock shares decreased to 20 percent annually over a five-year period, commencing on the later of an employee's hire date or November 30, 1994. As a result, approximately $3.2 million of stock-based employee compensation expense was recorded when the IPO was completed in March 1996. Stock-based employee compensation expense for the years ended December 31, 1996 and 1995, was $3.6 million and $0.8 million, respectively. Deferred compensation of $1.2 million as of December 31, 1996, is reflected as a component of stockholders' equity in the Company's Consolidated Financial Statements. Amortization of the stock-based deferred compensation subsequent to 1996 will be approximately $0.4 million per year.

  Interest Expense. Interest expense in 1996 decreased 54.0% to $4.2 million, from $9.1 million in 1995, with the decrease attributable to scheduled principal payments on the Company's long-term debt, the retirement of $40.3 million of long-term debt with proceeds from the IPO in March 1996, and a decrease in interest rates as a result of the Company favorably amending its long-term credit facility with its bank in April 1996.

  Extraordinary Loss From Early Extinguishment Of Debt. Upon the repayment of the $40.3 million of long-term debt with IPO proceeds, the Company recorded an extraordinary charge of $1.3 million in March 1996, for the write-off of deferred financing costs attributable to the portion of the long-term debt repaid.

  Discontinued Operations. The loss of $3.8 million in 1995, relates to the Company's investment in Anasazi which was disposed of in August 1995.

TWELVE MONTHS ENDED DECEMBER 31, 1995 AND 1994

  Revenues. Total revenues in 1995 increased 15.0% to $96.4 million, from $83.8 million in 1994, due primarily to an increased number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. Customers serviced as of December 31, 1995 and 1994, were 18.0 million and 16.4 million, respectively, an increase of 9.4%. The increase in the number of customers was due primarily to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due to annual price increases included in client contracts and increased usage of ancillary services and customized print and mail services by existing clients.

  Gross Margin. Gross margin in 1995 decreased 18.2% to $34.6 million, from $42.4 million in 1994. The gross margin percentage decreased to 36.0% in 1995, compared to 50.5% in 1994. These decreases are due primarily to i) increased direct costs as a percentage of revenues, and ii) increased amortization of acquired software and amortization of client contracts and related intangibles. The Company's gross margin percentage, excluding Acquisition Charges of $15.1 million and $1.3 million for 1995 and 1994, was 51.6% and 52.0%, respectively.

  As a percentage of revenues, direct costs of processing and related services increased to 48.4% in 1995, compared to 46.1% in 1994. This increase is due primarily to the increased cost of services per customer, which resulted primarily from increased paper costs, increased data processing and related costs, increases in employee salaries and benefits, and the inclusion of costs of conversion for certain clients.

  The increase in amortization of acquired software and amortization of client contracts and related intangibles in 1995, compared to 1994, relates primarily to the portion of the Acquisition purchase price allocated to these intangibles, as 1994 includes only one month of amortization compared to a full twelve months for 1995.

  Research and Development Expense. Research and development expense in 1995 increased 63.7% to $14.3 million, from $8.7 million in 1994, due primarily to development of CSG Phoenix, ACSR and related products, and to enhancements of the Company's existing products. The increase consists primarily of increases in salaries, benefits, and other programming-related expenses. No software development costs were capitalized during 1995 or 1994.

  Charge for Purchased Research and Development. A one-time charge of $40.9 million was taken in December 1994 for the portion of the Acquisition purchase price allocated to purchased research and development, related primarily to CSG Phoenix and ACSR, which had not reached technological feasibility as of the Acquisition date.

  Selling and Marketing Expense. Selling and marketing expense in 1995 increased 12.6% to $3.8 million, from $3.3 million in 1994. As a percentage of revenues, selling and marketing expense decreased to 3.9% in 1995, compared to 4.0% in 1994. The increase in expense is due primarily to a realignment of the Company's sales force. Subsequent to the Acquisition, a substantial portion of the previous sales force was terminated, and senior management focused on sales responsibilities in 1995. The Company began building a new direct sales force in mid-1995 and has added staff since that time.

  General and Administrative Expense. G&A expense in 1995 decreased 9.0% to $11.4 million, from $12.5 million in 1994. As a percentage of revenues, G&A expense decreased to 11.8% in 1995, compared to 15.0% in 1994. These decreases relate primarily to the elimination of corporate overhead charges and other costs which existed prior to the Acquisition.

  Amortization of Noncompete Agreement and Goodwill. Amortization of noncompete agreement and goodwill in 1995 increased 313.7% to $5.7 million, from $1.4 million in 1994, due primarily to the portion of the Acquisition purchase price allocated to a noncompete agreement and goodwill, as 1994 includes only one month of amortization compared to a full twelve months for 1995.

  Stock-Based Employee Compensation. Stock-based employee compensation of $0.8 million in 1995 relates to purchases of the Company's common stock by executive officers and key employees, as discussed above.

  Depreciation Expense. Depreciation expense in 1995 increased 43.9% to $5.7 million, from $4.0 million in 1994. As a percentage of revenues, depreciation expense increased to 5.9% in 1995, compared to 4.7% in 1994. These increases are due primarily to the portion of the Acquisition purchase price allocated to fixed assets and depreciation from capital expenditures incurred in 1995 in support of research and development efforts and the overall growth of the Company.

  Interest Expense. Interest expense in 1995 increased by 394.0% to $9.1 million, from $1.8 million in 1994, with the increase attributable to interest on the Company's long-term debt incurred as a result of the Acquisition.

  Income tax expense. Income tax provision decreased to zero in 1995, from $1.8 million in 1994, as the Company had income in 1994 before the Acquisition and did not have income in 1995. No income tax benefit for the Company's net loss was recorded for 1995, as realization of future benefits was not sufficiently assured as of December 31, 1995.

  Discontinued Operations. The loss of $3.8 million and $0.2 million from discontinued operations in 1995 and 1994, respectively, relates to the Company's investment in Anasazi, which was disposed of in August 1995.

GENERAL

  Significant Customers. The Company has two significant clients, Time Warner and Tele-Communications, Inc. (TCI). Time Warner accounted for $30.3 million or 22.9% of total revenues for 1996, and $26.9 million or 27.9% of total revenues in 1995. TCI accounted for $34.3 million or 25.9% of total revenues in 1996, and $24.3 million or 25.2% of total revenues for 1995. The TCI amounts include revenue from both its cable television and Primestar DBS operations (i.e., TCI Satellite Entertainment, Inc.).

  The Company's existing contract with TCI for its cable television operations, which was scheduled to expire December 31, 1996, has been extended automatically by its terms for one year. TCI has announced it is developing an in-house billing system for use in its cable television operations, and the Company expects TCI's in-house system to replace the Company's system in the future. The Company cannot estimate when TCI's in-house billing solution will be available or the timing of significant conversions from the Company's system to TCI's in-house billing solution. In December 1996, CSG signed a new contract with TCI Satellite Entertainment, Inc. as their exclusive provider of customer management services including the purchase of CSG Phoenix and CSG VantagePoint.

  CSG Phoenix. Release Version 0.7 of CSG Phoenix, which is the Company's next generation customer management system for the converging communications industries, was delivered to two customers in December 1996 for testing and to facilitate their implementation planning activities. Release Version 1.1, which contains additional functionality for convergence including telephony, but does not contain certain functionality related to statement processing, is scheduled to be delivered by the end of March 1997 for testing and integration at customer sites. Release Version 1.2, which will include additional functionality originally scheduled for Release Version 1.0, is scheduled to be delivered to customer sites in the second quarter 1997. The Company presently expects a beta site to be installed in the third quarter of 1997. The CSG Phoenix system is being developed on a three-tier client/server, object-oriented architecture and is designed to enable clients to quickly deploy new convergence services such as voice, video and data, and to support large customer service sites. The statements regarding timing of the Company's delivery of CSG Phoenix and the installation of a beta site in the third quarter of 1997 are forward-looking statements. The actual timing is subject to delay due to the variety of factors inherent in the development and initial implementation of a new, complex software system. Installation is also subject to factors relating to the integration of the new system with the client's existing systems.

  Income taxes. Although the Company incurred a net loss in 1996, the Company expects to pay U.S income taxes for 1996, due primarily to differences in the timing of recognition of the amortization of intangible assets for financial reporting and tax purposes. Based on its projections, the Company expects to pay U.S. income taxes for 1997. Bytel has an operating loss carryforward of approximately $1.1 million as of December 31, 1996, which has no expiration date. Based on this, the Company does not expect Bytel to pay any significant United Kingdom taxes for 1997.

  At December 31, 1996, management of the Company evaluated its 1995 and 1996 operating results, as well as projections for 1997 and 1998, and concluded that it was more likely than not that certain of the Company's deferred tax assets would be realized. Accordingly, the Company has recognized a net deferred tax asset of $1.4 million. The Company has recorded a valuation allowance of approximately $24.0 million against the remaining net deferred tax assets since realization of these future benefits is not sufficiently assured as of December 31, 1996.

  The Company intends to analyze the realizability of the net deferred tax assets at each future quarterly reporting period. The current quarterly results of operations, as well as the Company's projected results of operations, will determine the required valuation allowance at the end of each quarter. Based on its current projections of operating results for 1997 and 1998, the Company expects to realize additional deferred tax assets in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $6.1 million. The Company also has a revolving bank line of credit in the amount of $5.0 million, of which there were no borrowings outstanding. The line of credit expires December 31, 2000.

  During 1996, the Company generated $29.1 million in net cash flow from operating activities and received a $2.0 million principal payment on a note receivable from Anasazi. Cash generated from these sources was used to fund capital expenditures of $8.2 million, additions to software of $3.6 million, acquisitions of $4.9 million and to repay long-term debt of $12.3 million. Also, in March 1996, the Company sold 3,335,000 shares of common stock at an initial public offering price of $15 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and offering expenses, of approximately $44.8 million. The net proceeds from the IPO were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on Redeemable Convertible Preferred Stock. As of the closing of the IPO, all of the 8,999,999 outstanding shares of Redeemable Convertible Preferred Stock were automatically converted into 17,999,998 shares of common stock, at which time the accrued dividends became payable. In conjunction with the $40.3 million repayment of long-term debt, the Company decreased the interest rates on its long-term debt by favorably amending its credit facility with its bank in April 1996.

  The Company believes that cash generated from operations and the amount available under the revolving bank line of credit will be sufficient to meet its anticipated cash requirements for operations (including research and development expenditures), income taxes, debt service, and anticipated capital expenditures through the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

CSG SYSTEMS INTERNATIONAL, INC.
  Report of Independent Public Accountants.................................  22
  Consolidated Balance Sheets as of December 31, 1996 and 1995.............  23
  Consolidated Statements of Operations for the Years Ended December 31,
   1996 and 1995, and the Period From Inception (October 17, 1994) Through
   December 31, 1994.......................................................  24
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1996 and 1995, and the Period From Inception (October 17,
   1994) Through December 31, 1994.........................................  25
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1996 and 1995, and the Period from Inception (October 17, 1994) Through
   December 31, 1994.......................................................  26
  Notes to Consolidated Financial Statements...............................  27

CABLE SERVICES GROUP, INC.
  Report of Independent Public Accountants.................................  45
  Consolidated Balance Sheet as of November 30, 1994.......................  46
  Consolidated Statement of Income for the Eleven Months Ended November 30,
   1994....................................................................  47
  Consolidated Statement of Stockholder's Equity for the Eleven Months
   Ended November 30, 1994.................................................  48
  Consolidated Statement of Cash Flows for the Eleven Months Ended November
   30, 1994................................................................  49
  Notes to Consolidated Financial Statements...............................  50

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
CSG Systems International, Inc.:

  We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc., a Delaware corporation, and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for years ended December 31, 1996 and 1995, and the period from inception (October 17, 1994) through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, and the period from inception (October 17, 1994) through December 31, 1994, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Omaha, Nebraska
January 27, 1997

                        CSG SYSTEMS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                          ASSETS
Current Assets:
 Cash and cash equivalents.................................  $  6,134  $  3,603
 Accounts receivable-
    Trade-
  Billed, net of allowance of $819 and $521................    33,141    22,400
  Unbilled.................................................     5,220       803
    Other..................................................     1,342     1,925
 Deferred income taxes.....................................        45       --
 Other current assets......................................     2,574       585
                                                             --------  --------
    Total current assets...................................    48,456    29,316
                                                             --------  --------
Property and equipment, net................................    13,093     9,881
Investment in discontinued operations......................       732     2,732
Software, net..............................................    13,629    21,083
Noncompete agreements and goodwill, net....................    25,730    25,657
Client contracts and related intangibles, net..............     9,752    13,846
Deferred income taxes......................................     1,356       --
Other assets...............................................     2,162     3,038
                                                             --------  --------
    Total assets...........................................  $114,910  $105,553
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current maturities of long-term debt......................  $ 10,000  $ 10,000
 Customer deposits.........................................     6,450     5,505
 Trade accounts payable....................................    12,620     6,110
 Accrued liabilities.......................................     8,177     4,421
 Deferred revenue..........................................     5,384       622
 Accrued income taxes......................................       945       --
 Other current liabilities.................................       450       299
                                                             --------  --------
    Total current liabilities..............................    44,026    26,957
                                                             --------  --------
Long-term debt, net of current maturities..................    22,500    75,068
Deferred revenue...........................................     6,420     2,531
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, par value $.01 per
 share; zero shares and 9,500,000 shares authorized; zero
 shares and 8,999,999 shares issued and outstanding........       --     62,985
Stockholders' equity (deficit):
 Preferred stock, par value $.01 per share; 10,000,000
  shares and zero shares authorized; zero shares issued and
  outstanding..............................................       --        --
 Common stock, par value $.01 per share; 100,000,000 shares
  and 50,000,000 shares authorized; 2,890,522 shares and
  18,256,998 shares reserved for redeemable convertible
  preferred stock, employee stock purchase plan and stock
  incentive plans; 25,488,876 shares and 4,243,000 shares
  issued and outstanding...................................       255        42
 Additional paid-in capital................................   111,367     7,720
 Deferred employee compensation............................    (1,207)   (4,968)
 Notes receivable from employee stockholders...............      (861)     (976)
 Accumulated translation adjustments.......................       573       --
 Accumulated deficit.......................................   (68,163)  (63,806)
                                                             --------  --------
    Total stockholders' equity (deficit)...................    41,964   (61,988)
                                                             --------  --------
    Total liabilities and stockholders' equity.............  $114,910  $105,553
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     FOR THE
                                                                   PERIOD FROM
                                                                    INCEPTION
                                                                   (OCTOBER 17,
                                                                      1994)
                                         YEAR ENDED DECEMBER 31,     THROUGH
                                         ------------------------  DECEMBER 31,
                                            1996         1995          1994
                                         -----------  -----------  ------------
Revenues:
 Processing and related services.......  $   113,422  $    96,343   $    7,757
 Software license and maintenance
  fees.................................       14,736           57          --
 Professional services.................        4,139            4          --
                                         -----------  -----------   ----------
   Total revenues......................      132,297       96,404        7,757

Expenses:
 Cost of revenues:
 Cost of processing and related
  services:
  Direct costs.........................       52,027       46,670        3,647
  Amortization of acquired software....       11,003       11,000          917
  Amortization of client contracts and
   related intangibles.................        4,092        4,092          341
                                         -----------  -----------   ----------
   Total cost of processing and related
    services...........................       67,122       61,762        4,905
 Cost of software license and
  maintenance fees.....................        5,040          --           --
 Cost of professional services.........        2,083          --           --
                                         -----------  -----------   ----------
   Total cost of revenues..............       74,245       61,762        4,905
                                         -----------  -----------   ----------
 Gross margin..........................       58,052       34,642        2,852
                                         -----------  -----------   ----------

 Operating expenses:
 Research and development..............       20,206       14,278        1,044
 Charge for purchased research and
  development..........................          --           --        40,953
 Selling and marketing.................        8,213        3,770          293
 General and administrative:
  General and administrative...........       13,702       11,406        3,073
  Amortization of noncompete
   agreements and goodwill.............        6,392        5,680          547
  Stock-based employee compensation....        3,570          841          --
 Depreciation..........................        5,121        5,687          433
                                         -----------  -----------   ----------
   Total operating expenses............       57,204       41,662       46,343
                                         -----------  -----------   ----------
Operating income (loss)................          848       (7,020)     (43,491)
                                         -----------  -----------   ----------

 Other income (expense):
 Interest expense......................       (4,168)      (9,070)        (769)
 Interest income.......................          844          663           39
                                         -----------  -----------   ----------
   Total other.........................       (3,324)      (8,407)        (730)
                                         -----------  -----------   ----------
Loss before income taxes, extraordinary
 item and discontinued operations......       (2,476)     (15,427)     (44,221)
 Income tax benefit....................          --           --         3,757
                                         -----------  -----------   ----------
Loss before extraordinary item and
 discontinued operations...............       (2,476)     (15,427)     (40,464)
Extraordinary loss from early
 extinguishment of debt................       (1,260)         --           --
                                         -----------  -----------   ----------
Loss from continuing operations........       (3,736)     (15,427)     (40,464)
                                         -----------  -----------   ----------
Discontinued operations:
 Loss from operations..................          --        (3,093)        (239)
 Loss from disposition.................          --          (660)         --
                                         -----------  -----------   ----------
   Total loss from discontinued
    operations.........................          --        (3,753)        (239)
                                         -----------  -----------   ----------
Net loss...............................  $    (3,736) $   (19,180)  $  (40,703)
                                         ===========  ===========   ==========
Net loss per common and equivalent
 share:
 Loss before extraordinary item and
  discontinued operations..............  $     (0.10) $     (0.69)  $    (1.80)
 Extraordinary loss from early
  extinguishment of debt...............        (0.05)         --           --
 Loss from discontinued operations.....          --         (0.17)       (0.01)
                                         -----------  -----------   ----------
 Net loss..............................  $     (0.15) $     (0.86)  $    (1.81)
                                         ===========  ===========   ==========
Weighted average common and equivalent
 shares................................   24,988,244   22,494,748   22,494,748
                                         ===========  ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995,
     AND THE PERIOD FROM INCEPTION (OCTOBER 17, 1994) TO DECEMBER 31, 1994
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      NOTES
                                                                    RECEIVABLE                              TOTAL
                                           ADDITIONAL   DEFERRED       FROM     ACCUMULATED             STOCKHOLDERS'
                          PREFERRED COMMON  PAID-IN     EMPLOYEE     EMPLOYEE   TRANSLATION ACCUMULATED    EQUITY
                            STOCK   STOCK   CAPITAL   COMPENSATION STOCKHOLDERS ADJUSTMENTS   DEFICIT     (DEFICIT)
                          --------- ------ ---------- ------------ ------------ ----------- ----------- -------------
Balance, October 17,
 1994...................    $ --    $ --    $    --     $   --        $ --         $ --      $    --       $   --
Issuance of 2,587,500
 shares of common stock
 for cash ($.22 per
 share).................      --       26        549        --          --           --           --           575
Accretion of redeemable
 convertible preferred
 stock..................      --      --         --         --          --           --            (4)          (4)
Accrued dividends on
 redeemable convertible
 preferred stock........      --      --         --         --          --           --          (297)        (297)
Net loss................      --      --         --         --          --           --       (40,703)     (40,703)
                            -----   -----   --------    -------       -----        -----     --------      -------
Balance, December 31,
 1994...................      --       26        549        --          --           --       (41,004)     (40,429)
Issuance of 1,655,500
 shares of common stock
 under employee stock
 purchase plan (ranging
 from $.22 to $4.25 per
 share).................      --       16      7,171     (5,809)       (976)         --           --           402
Amortization of deferred
 stock-based employee
 compensation expense...      --      --         --         841         --           --           --           841
Accretion of redeemable
 convertible preferred
 stock..................      --      --         --         --          --           --           (36)         (36)
Accrued dividends on
 redeemable convertible
 preferred stock........      --      --         --         --          --           --        (3,586)      (3,586)
Net loss................      --      --         --         --          --           --       (19,180)     (19,180)
                            -----   -----   --------    -------       -----        -----     --------      -------
Balance, December 31,
 1995...................      --       42      7,720     (4,968)       (976)         --       (63,806)     (61,988)
Issuance of 3,335,000
 shares of common stock
 for cash pursuant to
 initial public
 offering, net of
 issuance costs ($13.43
 per share).............      --       33     44,761        --          --           --           --        44,794
Accrued dividends on
 redeemable convertible
 preferred stock........      --      --         --         --          --           --          (614)        (614)
Conversion of 8,999,999
 shares of redeemable
 convertible preferred
 stock into 17,999,998
 shares of common
 stock..................      --      180     58,929        --          --           --           --        59,109
Amortization of deferred
 stock-based employee
 compensation expense...      --      --         --       3,570         --           --           --         3,570
Purchase and
 cancellation of 105,600
 shares of common stock
 (ranging from $.22 per
 share to $.45 per
 share).................      --      --        (221)       191           5          --           --           (25)
Issuance of 5,925 shares
 of common stock as
 compensation ($15 per
 share).................      --      --          89        --          --           --           --            89
Exercise of stock
 options for 4,800
 shares of common stock
 (ranging from $1.25 per
 share to $3.25 per
 share).................      --      --           6        --          --           --           --             6
Employee purchase of
 5,753 shares of common
 stock pursuant to
 employee stock purchase
 plan (ranging from
 $13.07 per share to
 $17.19 per share)......      --      --          83        --          --           --           --            83
Accretion of redeemable
 convertible preferred
 stock..................      --      --         --         --          --           --            (7)          (7)
Payment of note
 receivable from
 employee stockholder...      --      --         --         --          110          --           --           110
Translation
 adjustments............      --      --         --         --          --           573          --           573
Net loss................      --      --         --         --          --           --        (3,736)      (3,736)
                            -----   -----   --------    -------       -----        -----     --------      -------
Balance, December 31,
 1996...................    $ --    $ 255   $111,367    $(1,207)      $(861)       $ 573     $(68,163)     $41,964
                            =====   =====   ========    =======       =====        =====     ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      FOR THE
                                                                    PERIOD FROM
                                                                     INCEPTION
                                                                    (OCTOBER 17,
                                                   YEAR ENDED          1994)
                                                  DECEMBER 31,        THROUGH
                                                ------------------  DECEMBER 31,
                                                  1996      1995        1994
                                                --------  --------  ------------
Cash flows from operating activities:
 Net loss.....................................  $ (3,736) $(19,180)  $ (40,703)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities--
 Depreciation.................................     5,121     5,687         433
 Amortization.................................    22,180    21,686       1,805
 Income tax benefit...........................       --        --       (3,757)
 Purchased research and development...........       --        --       40,953
 Stock-based employee compensation............     3,570       841         --
 Extraordinary loss from early extinguishment
  of debt.....................................     1,260       --          --
 Loss from discontinued operations............       --      3,753         239
 Changes in operating assets and liabilities:
  Trade accounts receivable, net..............   (12,673)   (3,265)       (937)
  Other receivables...........................       583       157      (2,055)
  Deferred income taxes.......................    (1,401)      --          --
  Other current and noncurrent assets.........    (2,968)     (117)       (294)
  Customer deposits...........................       945       977         --
  Trade accounts payable and accrued
   liabilities................................     7,447    (1,565)      3,711
  Deferred revenue............................     8,651     2,800           6
  Other current liabilities...................       151         3          95
                                                --------  --------   ---------
   Net cash provided by (used in) operating
    activities................................    29,130    11,777        (504)
                                                --------  --------   ---------

Cash flows from investing activities:
 Acquisition of businesses, net of cash
  acquired....................................    (4,918)      --     (137,013)
 Purchases of property and equipment, net.....    (8,181)   (5,202)       (238)
 Additions to software........................    (3,553)      --          --
 Net investment in discontinued operations....     2,000       (92)     (6,632)
                                                --------  --------   ---------
   Net cash used in investing activities......   (14,652)   (5,294)   (143,883)
                                                --------  --------   ---------

Cash flows from financing activities:
 Proceeds from issuance of common stock.......    44,883       402         575
 Proceeds from issuance of redeemable
  convertible preferred stock.................       --        --       59,062
 Payment of note receivable from employee
  stockholder.................................       110       --          --
 Purchase and cancellation of common stock....       (25)      --          --
 Payment of dividends for redeemable
  convertible preferred stock.................    (4,497)      --          --
 Proceeds from long-term debt and revolving
  credit facility.............................       --        --       95,351
 Payments on long-term debt and revolving
  credit facility.............................   (52,568)   (9,932)       (351)
 Deferred financing costs.....................       --        --       (3,600)
                                                --------  --------   ---------
   Net cash provided by (used in) financing
    activities................................   (12,097)   (9,530)    151,037
                                                --------  --------   ---------
Effect of exchange rate fluctuations on cash..       150       --          --
                                                --------  --------   ---------
Net increase (decrease) in cash and cash
 equivalents..................................     2,531    (3,047)      6,650
Cash and cash equivalents, beginning of
 period.......................................     3,603     6,650         --
                                                --------  --------   ---------
Cash and cash equivalents, end of period......  $  6,134  $  3,603   $   6,650
                                                ========  ========   =========

Supplemental disclosures of cash flow
 information:
 Cash paid (received) during the period for-
  Interest....................................  $  4,000  $  8,463   $     --
  Income taxes................................  $   (655) $  1,176   $     --

Supplemental disclosure of noncash financing activities:
  During 1996, the Company converted 8,999,999 shares of redeemable convertible preferred stock into 17,999,998 shares of common stock.

  During 1995, the Company issued common stock in connection with an employee stock purchase plan and received full recourse promissory notes from employees totaling $976.

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

  CSG Systems International, Inc. (the Company or CSG) was formed on October 17, 1994, for the purpose of acquiring all of the outstanding capital stock of Cable Services Group, Inc. from First Data Corporation (FDC). The Company acquired all of the outstanding shares of Cable Services Group, Inc. on November 30, 1994 (the Acquisition) (Note 3). Subsequent to the Acquisition, Cable Services Group, Inc.'s name was changed to CSG Systems, Inc. (CSG Systems). The Company did not have any substantive operations prior to the acquisition of Cable Services Group, Inc. Contemporaneously with the Acquisition, the Company purchased all of the outstanding capital stock of Anasazi Inc. (Anasazi) (Note 9). On June 28, 1996, the Company purchased all of the outstanding shares of Bytel Limited (Bytel) (Note 3).

  The Company provides customer management solutions, encompassing processing and related services, software products and professional services, for the converging cable television, direct broadcast satellite, telecommunications and on-line services industries. The Company's products and services automate the full spectrum of billing and customer services functions, including sales support and order processing, invoice calculation and production, and management reporting and market analysis.

  The Company derived approximately 77.3 percent, 84.7 percent, and 77.2 percent of its total revenues in the years ended December 31, 1996 and 1995, and the period from inception (October 17, 1994) through December 31, 1994, respectively, from its core product, Communications Control System (CCS(TM)) and related products and ancillary services.

  CSG has two significant clients which, in the aggregate, contributed approximately 48.8 percent, 53.1 percent, and 54.2 percent of total revenues for the years ended December 31, 1996 and 1995, and the period from inception (October 17, 1994) through December 31, 1994, respectively. The largest single client contributed approximately 25.9 percent, 27.9 percent and 31.5 percent of total revenues for the years ended December 31, 1996 and 1995, and the period from inception (October 17, 1994) through December 31, 1994, respectively.

  The Company completed an initial public offering (IPO) of its common stock in March 1996. The Company sold 3,335,000 shares of common stock at an initial public offering price of $15 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and offering expenses, of approximately $44.8 million. As of the closing of the IPO, all of the 8,999,999 outstanding shares of Redeemable Convertible Series A Preferred Stock (Redeemable Convertible Preferred Stock) were automatically converted into 17,999,998 shares of common stock. The Company used IPO proceeds to repay $40.3 million of outstanding bank indebtedness (Note 5) and to pay $4.5 million of accrued dividends on the Redeemable Convertible Preferred Stock (Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and CSG Systems since the acquisition of CSG Systems by the Company on November 30, 1994, and the accounts of Bytel since June 28, 1996. All material intercompany accounts and transactions have been eliminated.

 Use of Estimates in Preparation of Consolidated Financial Statements

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        CSG SYSTEMS INTERNATIONAL, INC.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 Revenue Recognition

  Processing and related services are recognized as the services are performed. Processing fees are typically billed based on the number of client's customers serviced, ancillary services are typically billed on a per transaction basis, and certain customized print and mail services are billed on a usage basis. Software license fees consist of both one-time perpetual licenses and term licenses. Perpetual license fees are typically recognized upon shipment, depending upon the nature and extent of the installation services, if any, to be provided by the Company. Term license fees and maintenance fees are recognized ratably over the contract term. Professional services are recognized as the related services are performed.

  Payments received for revenues not yet recognized are reflected as deferred revenue in the accompanying consolidated balance sheets.

 Property and Equipment

  Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from two to ten years. Depreciation is computed using the straight-line method.

  Property and equipment at December 31 consists of the following (in thousands):

                                                                1996     1995
                                                              --------  -------
      Computer equipment..................................... $ 15,546  $10,827
      Leasehold improvements.................................    1,205    1,055
      Operating equipment....................................    4,156    2,048
      Furniture and equipment................................    1,971    1,674
      Construction in process................................      857      --
      Other..................................................       22       36
                                                              --------  -------
                                                                23,757   15,640
      Less--accumulated depreciation.........................  (10,664)  (5,759)
                                                              --------  -------
      Property and equipment, net............................ $ 13,093  $ 9,881
                                                              ========  =======

 Software

  Software at December 31 consists of the following (in thousands):

                                                               1996      1995
                                                             --------  --------
   Acquired software........................................ $ 33,422  $ 33,000
   Internally developed software............................    3,131       --
                                                             --------  --------
                                                               36,553    33,000
   Less--accumulated amortization...........................  (22,924)  (11,917)
                                                             --------  --------
   Software, net............................................ $ 13,629  $ 21,083
                                                             ========  ========

  Acquired software resulted from the Acquisition and is stated at cost.

                        CSG SYSTEMS INTERNATIONAL, INC.

  The Company capitalizes certain software development costs when the resulting products reach technological feasibility and begins amortization of such costs upon the general availability of the products for licensing. Capitalized costs of $3.1 million for 1996 include $2.5 million of internal development costs and $0.6 million of purchased software.

  Amortization of internally developed software and acquired software costs begins when the products are available for general release to clients and is computed separately for each product as the greater of (a) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product or (b) the straight-line method over the remaining estimated economic life of the product. Currently, estimated lives of two to three years are used in the calculation of amortization.

 Noncompete Agreements and Goodwill

  Noncompete agreements and goodwill as of December 31 are as follows (in thousands):

                                                                1996     1995
                                                               -------  -------
   Noncompete agreements...................................... $26,812  $25,000
   Goodwill...................................................  11,490    6,812
                                                               -------  -------
                                                                38,302   31,812
   Less-accumulated amortization.............................. (12,572)  (6,155)
                                                               -------  -------
     Noncompete agreements and goodwill, net.................. $25,730  $25,657
                                                               =======  =======

  The noncompete agreements resulted from acquisitions and are being amortized on a straight-line basis over the terms of the agreements, ranging from three to five years. Goodwill resulted from acquisitions and is being amortized over seven to ten years on a straight-line basis (Note 3).

 Client Contracts and Related Intangibles

  Client contracts and client conversion methodologies resulted from the Acquisition and are being amortized over their estimated lives of five and three years, respectively. As of December 31, 1996 and 1995, accumulated amortization for these items was $8.5 million and $4.4 million, respectively.

 Realizability of Long-Lived and Intangible Assets

  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. When factors indicate that these assets should be evaluated for possible impairment, the Company uses an estimate of the Company's undiscounted future cash flows over the remaining life of these assets in measuring whether these assets are realizable. No adjustments to the carrying value of these assets or their estimated lives have been made since the inception of the Company.

                        CSG SYSTEMS INTERNATIONAL, INC.

 Financial Instruments with Market Risk and Concentrations of Credit Risk

  In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. The primary counterparties to the Company's accounts receivable and sources of the Company's revenues consist of cable television providers throughout the United States.

 Translation of Foreign Currency

  The Company's foreign subsidiary, Bytel, uses the British pound as its functional currency. Bytel's assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included as a component of stockholders' equity. Transaction gains and losses related to intercompany accounts are not material and are included in the determination of net loss.

 Net Loss Per Common and Equivalent Share

  Net loss per common and equivalent share for the year ended December 31, 1996, is based on the weighted average number of shares of common stock and common equivalent shares related to Redeemable Convertible Preferred Stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares and options issued prior to 1996 have been treated as if they were outstanding for all periods presented, including periods in which the effect is antidilutive.

 Increase in Authorized Shares and Stock Split

  In January 1996, the Company completed a two-for-one stock split of its common stock effected as a stock dividend. Accordingly, all share and per share amounts have been retroactively adjusted. In March 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 100,000,000 and to authorize 10,000,000 shares of preferred stock.

 Reclassification

  Certain December 31, 1995, amounts have been reclassified to conform to the December 31, 1996, presentation.

3. ACQUISITIONS

  On November 30, 1994, the Company acquired all of the outstanding capital stock of CSG Systems for approximately $137 million in cash. The Acquisition was funded primarily from proceeds from the issuance of common and preferred stock (Note 4) and long-term debt (Note 5).

                        CSG SYSTEMS INTERNATIONAL, INC.

  The acquisition of CSG Systems was recorded using the purchase method of accounting. Of the $137 million purchase price, $13 million was allocated to net tangible assets, with property and equipment of $10.2 million being the primary component. The cost in excess of the fair value of the net tangible assets was allocated to the following intangible assets (in thousands):

                                                                      ASSET LIFE
                                                              AMOUNT   (YEARS)
                                                             -------- ----------
   Purchased research and development....................... $ 40,953     --
   Acquired software........................................   33,000      3
   Noncompete agreement and goodwill:
     Noncompete agreement...................................   25,000      5
     Goodwill...............................................    6,812     10
   Client contracts and related intangibles:
     Client contracts.......................................   15,000      5
     Client conversion methodologies........................    3,280      3
                                                             --------
                                                             $124,045
                                                             ========

  Purchased research and development represents research and development of software technologies which had not reached technological feasibility as of the Acquisition date. Purchased research and development was charged to operations as of the Acquisition date.

  Acquired software represents the value assigned to existing software products, the noncompete agreement is with FDC and has a five-year term, client contracts represent the value assigned to existing client contracts as of the Acquisition date, and client conversion methodologies represent the value assigned to documented conversion methods, systems, materials and procedures that enable the Company to efficiently convert clients to the Company's systems.

  The following represents the unaudited pro forma results of operations for the year ended December 31, 1994, as if the Acquisition had occurred on January 1, 1994 (in thousands, except per share amounts):

     Total revenues................................................. $ 83,838
     Loss from continuing operations................................  (53,706)
     Pro forma loss from continuing operations per common and
      equivalent share.............................................. $  (2.39)

  On June 28, 1996, the Company acquired all of the outstanding shares of Bytel for approximately $3.1 million in cash and assumption of certain liabilities of $1.6 million (the Bytel Acquisition). The Bytel Acquisition was recorded using the purchase method of accounting. The cost in excess of the fair value of the net tangible assets acquired of $4.2 million was allocated to goodwill. Bytel is a United Kingdom company which provides customer management software to the cable and telecommunications industries in the United Kingdom.

                        CSG SYSTEMS INTERNATIONAL, INC.

  The following represents the unaudited pro forma results of operations as if the Bytel Acquisition had occurred on January 1 (in thousands, except per share amounts):

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                           ------------------
                                                             1996      1995
                                                           --------  --------
   Total revenues......................................... $136,536  $105,275
   Loss before extraordinary item and discontinued
    operations............................................   (3,850)  (17,660)
   Pro forma loss before extraordinary item and
    discontinued operations per common and equivalent
    share.................................................     (.15)     (.79)

  The pro forma financial information shown above does not purport to be indicative of results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of the future results of operations.

4. PREFERRED STOCK

  The following table represents the Redeemable Convertible Preferred Stock activity (in thousands, except share and per share amounts):

     Balance, at inception (October 17, 1994)......................... $    --
       Issuance of 8,999,999 shares for cash ($6.56 per share)........   59,062
       Accretion......................................................        4
       Accrued dividends..............................................      297
                                                                       --------
     Balance, December 31, 1994.......................................   59,363
       Accretion......................................................       36
       Accrued dividends..............................................    3,586
                                                                       --------
     Balance, December 31, 1995.......................................   62,985
       Accretion......................................................        7
       Accrued dividends..............................................      614
       Payment of accrued dividends...................................   (4,497)
       Conversion into 17,999,998 shares of common stock..............  (59,109)
                                                                       --------
     Balance, December 31, 1996....................................... $    --
                                                                       ========

  All Redeemable Convertible Preferred Stock converted into 17,999,998 shares of the Company's common stock upon completion of the IPO.

  In conjunction with the Acquisition (Note 3), the Company sold for cash 8,999,999 shares of Redeemable Convertible Preferred Stock with a par value of $.01 per share. Total proceeds, net of issuance costs of $0.4 million, were $59.1 million ($6.56 per share).

  The holders of Redeemable Convertible Preferred Stock were entitled to vote on all matters and were entitled to the number of votes equivalent to the number of shares of common stock into which such shares of Redeemable Convertible Preferred Stock were converted.

  Prior to completion of the IPO, the holders of the outstanding shares of Redeemable Convertible Preferred Stock were entitled to receive cumulative annual dividends of $.3967 per share, prior to any dividends being paid on the Company's common stock. No dividends or other distributions could be made with respect to the Company's common stock until all accrued dividends on Redeemable Convertible Preferred Stock were paid. As

                        CSG SYSTEMS INTERNATIONAL, INC.

of December 31, 1995 and 1994, the Company had not declared any dividends on Redeemable Convertible Preferred Stock. Cumulative accrued undeclared dividends on Redeemable Convertible Preferred Stock as of December 31, 1995 and 1994, were approximately $3.9 million and $0.3 million, respectively. Upon completion of the IPO and the resulting conversion into common stock, the Company paid dividends on the Redeemable Convertible Preferred Stock of $4.5 million.

  Prior to completion of the IPO, the Company was required to redeem Redeemable Convertible Preferred Stock on November 30, 2005. The redemption price was payable in cash and was equal to $6.61 per share plus any accrued and unpaid dividends. The excess of the redemption value over the carrying value was being accreted through periodic charges to accumulated deficit over the life of the issue.

5. DEBT

  The Acquisition discussed in Note 3 was partially funded with debt placed through a $100.0 million loan agreement with a bank. The loan agreement consisted of two term loans, one in the amount of $50.0 million (Tranche A
Loan) and one in the amount of $45.0 million (Tranche B Loan), and a Revolving Credit Facility in the amount of $5.0 million. The loan agreement was collateralized by substantially all of the Company's assets and CSG System's common stock. As of December 31, 1995, the accompanying consolidated balance sheet included $2.6 million of deferred financing costs related to this loan agreement which were being amortized to interest expense over the term of the loan agreement using a method which approximated the effective interest rate method. Interest rates under the loan agreement were based on an adjusted LIBOR rate or the bank's prime rate and were chosen at the option of the Company.

  In conjunction with the IPO, the Company refinanced its loan agreement with its bank. The Company repaid approximately $40.6 million of the Tranche A and Tranche B Loans, principally with IPO proceeds. The remaining balance of the Tranche A and Tranche B Loans was refinanced with a single $40.0 million term note with the bank (the New Loan Agreement). In conjunction with the payment of the Tranche A and Tranche B Loans, the Company recorded an extraordinary loss of $1.3 million for the write-off of deferred financing costs. The Company did not recognize any income tax benefit related to the extraordinary loss. As of December 31, 1996, the accompanying consolidated balance sheet included $0.9 million of deferred financing costs which are being amortized to interest expense over the term of the New Loan Agreement using a method which approximates the effective interest rate method. Under the New Loan Agreement, the Company retained its $5.0 million Revolving Credit Facility. The Company pays an annual commitment fee of .375 percent on its unused Revolving Credit Facility. Interest rates under the New Loan Agreement for both the term loan and Revolving Credit Facility are based on an adjusted LIBOR rate or the bank's prime rate and are chosen at the option of the Company. The New Loan Agreement is collateralized by substantially all of the Company's assets and CSG System's common stock.

  The carrying amount of the Company's long-term debt approximates fair value due to its variable interest rates.

                        CSG SYSTEMS INTERNATIONAL, INC.

  Long-term debt as of December 31 consists of the following (in thousands):

                                                              1996      1995
                                                            --------  --------
   Bank Loan due December 31, 2000, quarterly principal
    payments
    ranging from $1.6 to $2.5 million, interest at adjusted
    LIBOR
    plus 1.0 percent (6.375 percent at December 31, 1996).. $ 32,500  $    --
   Tranche A Loan, originally due November 30, 1999,
    quarterly principal payments ranging from $2.5 to $3.1
    million, interest at adjusted LIBOR plus 2.5 percent
    (ranging from 8.25 percent to 8.4375 percent at
    December 31, 1995), paid in full in 1996...............      --     41,293
   Tranche B Loan, originally due November 30, 2001,
    quarterly principal payments ranging from $1.3 to $5.0
    million scheduled to begin
    February 28, 1999, at adjusted LIBOR plus 3 percent
    (8.9735 percent
    at December 31, 1995), paid in full in 1996............      --     43,775
   Revolving Credit Facility, due December 31, 2000,
    interest at adjusted LIBOR plus 1.0 percent (6.375
    percent at December 31, 1996)..........................      --        --
                                                            --------  --------
                                                              32,500    85,068
   Less-current portion....................................  (10,000)  (10,000)
                                                            --------  --------
   Long-term debt, net of current maturities............... $ 22,500  $ 75,068
                                                            ========  ========

  The Company was required to make early payments on Tranche A and Tranche B Loans upon the receipt of certain funds. During the years ended December 31, 1996 and 1995, respectively, the Company made early payments on Tranche A and Tranche B Loans of $2.0 million and $2.4 million.

  There were no outstanding borrowings on the Revolving Credit Facility during the years ended December 31, 1996 and 1995. Maximum borrowings under the Revolving Credit Facility for the period from inception (October 17, 1994) through December 31, 1994, were $0.4 million. The average outstanding borrowings and the average interest rate during the period from inception (October 17, 1994) through December 31, 1994, were $0.2 million and 9.75 percent, respectively. The Company's ability to borrow under the Revolving Credit Facility is subject to maintenance of certain levels of eligible receivables. At December 31, 1996, all of the $5.0 million Revolving Credit Facility was available to the Company.

  Interest expense for the years ended December 31, 1996 and 1995, and the period from inception (October 17, 1994) through December 31, 1994, includes amortization of deferred financing costs of approximately $0.6 million, $0.9 million and $0.1 million, respectively.

  The New Loan Agreement, as amended, requires maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on intercompany dividends and advances from CSG Systems, a fixed charge coverage ratio and limitations on the amount of annual capital expenditures. As of December 31, 1996, 1995 and 1994, the Company was in compliance with all covenants or had received the appropriate waivers from its bank.

                        CSG SYSTEMS INTERNATIONAL, INC.

  As of December 31, 1996, scheduled maturities of the New Loan Agreement for each of the years ending December 31 are (in thousands):

       1997............................................................. $10,000
       1998.............................................................   8,000
       1999.............................................................   8,000
       2000.............................................................   6,500
                                                                         -------
                                                                         $32,500
                                                                         =======

6. INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of or changes in the tax law or rates.

  Income tax provision (benefit) consists of the following (in thousands):

                                                                FOR THE PERIOD
                                                                FROM INCEPTION
                                               YEAR ENDED     (OCTOBER 17, 1994)
                                              DECEMBER 31,         THROUGH
                                              --------------     DECEMBER 31,
                                               1996    1995          1994
                                              ------  ------  ------------------
   Current:
     Federal................................. $1,225  $  249       $    --
     State...................................    230      47            --
                                              ------  ------       --------
                                               1,455     296            --
                                              ------  ------       --------
   Deferred:
     Federal................................. (1,882) (6,329)       (15,849)
     State...................................   (353) (1,188)        (2,975)
                                              ------  ------       --------
                                              (2,235) (7,517)       (18,824)
                                              ------  ------       --------
     Increase in valuation allowance.........    780   7,221         15,067
                                              ------  ------       --------
     Net income tax benefit.................. $  --   $  --        $ (3,757)
                                              ======  ======       ========

                        CSG SYSTEMS INTERNATIONAL, INC.

  The difference between the income tax benefit computed at the statutory federal income tax rate and the financial statement benefit for income taxes is summarized as follows (in thousands):

                                                              FOR THE PERIOD
                                                              FROM INCEPTION
                                            YEAR ENDED      (OCTOBER 17, 1994)
                                           DECEMBER 31,          THROUGH
                                          ----------------     DECEMBER 31,
                                           1996     1995           1994
                                          -------  -------  ------------------
   Benefit at federal rate of 34
    percent.............................. $(1,270) $(6,521)      $(15,116)
   Losses with no current benefit........   1,149    5,962         11,325
   Basis differences from acquisition....  (1,346)     --             --
   Amortization of nondeductible
    goodwill.............................     231      227             19
   Stock-based employee compensation.....   1,214      286            --
   Other.................................      22       46             15
                                          -------  -------       --------
                                          $   --   $   --        $ (3,757)
                                          =======  =======       ========

  The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these differences at December 31 are as follows (in thousands):

                                                                1996     1995
                                                               -------  -------
   Current deferred tax assets:
     Accrued expenses and reserves............................ $   744  $ 1,599
     Valuation allowance......................................    (699)  (1,599)
                                                               -------  -------
                                                               $    45  $   --
                                                               =======  =======
   Noncurrent deferred tax assets (liabilities):
     Purchased research and development....................... $13,040  $14,042
     Software.................................................   4,743    2,275
     Investment in discontinued operations....................   2,053    2,053
     Client contracts and related intangibles.................   1,766      631
     Noncompete agreements....................................   2,467    1,057
     Property and equipment...................................    (262)     139
     Other....................................................     883      492
                                                               -------  -------
                                                                24,690   20,689
     Valuation allowance...................................... (23,334) (20,689)
                                                               -------  -------
                                                               $ 1,356  $   --
                                                               =======  =======

  As part of the Bytel Acquisition, the Company acquired certain net deferred tax assets and established a valuation allowance of approximately $1.0 million against those net deferred tax assets as of the acquisition date. As of December 31, 1996, Bytel has a United Kingdom operating loss carry forward of approximately $1.1 million which has no expiration date.

  At December 31, 1996, management evaluated its 1996 and 1995 operating results, as well as projections for 1997 and 1998 and concluded that it was more likely than not that certain of the deferred tax assets would be realized. Accordingly, the Company has recognized a deferred tax asset of $1.4 million. The Company has recorded a valuation allowance against the remaining deferred tax assets since realization of these future benefits is not sufficiently assured as of December 31, 1996.

                        CSG SYSTEMS INTERNATIONAL, INC.

7. EMPLOYEE RETIREMENT BENEFIT PLANS

 Defined Benefit Retirement Plan

  Certain employees of the Company participated in FDC's U.S. defined benefit pension plan prior to November 30, 1994. At that time, the employees' participation in the plan was terminated. Pursuant to the Acquisition, the obligation to fund the employees' accrued benefits through November 30, 1994, is solely the obligation of FDC. Effective December 1, 1994, the Company established a replacement plan for these employees which provided for service credit effective as of that date. No new participants were allowed to enter this plan after December 1, 1994.

  Benefits under the plan are based on years of service and the employees' compensation during employment. Contributions to the plan are determined by an independent actuary on the basis of periodic valuations using the projected unit cost method. The Company's general funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes. The periodic pension expense for the period from inception (October 17, 1994) through December 31, 1994, was not significant. The components of net periodic pension expense for the years ended December 31, 1996 and 1995, respectively, are as follows (in thousands):

                                                                     1996  1995
                                                                     ----  ----
   Service cost benefits earned during the year..................... $168  $129
   Interest costs on projected benefit obligation...................   61    56
   Actual return on plan assets.....................................  (28)  --
   Net amortization and deferral....................................   46    37
                                                                     ----  ----
   Net periodic pension expense..................................... $247  $222
                                                                     ====  ====

  The following table summarizes the funded status of the plan and the related amounts recognized in the Company's consolidated balance sheets as of December 31 (in thousands):

                                                                  1996   1995
                                                                  -----  -----
   Actuarial present value of benefit obligations:
     Vested...................................................... $(263) $(121)
     Non-vested..................................................   (11)    (9)
                                                                  -----  -----
     Total accumulated benefit obligation........................  (274)  (130)
     Impact of future salary increases...........................  (669)  (581)
                                                                  -----  -----
     Projected benefit obligation................................  (943)  (711)
     Fair value of plan assets...................................   255    230
                                                                  -----  -----
     Projected benefit obligation in excess of plan assets.......  (688)  (481)
     Unrecognized net gain.......................................    (4)   --
     Unrecognized net transition liability.......................   454    490
                                                                  -----  -----
     Net pension asset (liability) recognized in the Company's
      consolidated
      balance sheets............................................. $(238) $   9
                                                                  =====  =====

  The most significant actuarial assumptions used in 1996 and 1995 in determining the pension expense and funded status of the plan are as follows:

       Discount rate for valuing liabilities............................... 8.5%
       Expected long-term rate of return of assets......................... 8.5%
       Rate of increase in future compensation levels...................... 5.0%
       Cost-of-living adjustment........................................... 3.0%

                        CSG SYSTEMS INTERNATIONAL, INC.

 Incentive Savings Plan

  The Company sponsors a defined contribution plan covering substantially all employees of the Company. Participants may contribute up to 15 percent of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. The Company makes certain matching and service related contributions to the plan. The Company's matching and service related contributions for the years ended December 31, 1996 and 1995, and the period from inception (October 17, 1994) through December 31, 1994, were approximately $1.5 million, $1.3 million and $0.1 million, respectively.

 Deferred Compensation Plan

  The Company established a non-qualified deferred compensation plan during 1996 for certain Company executives which allows the participants to defer a portion of their annual compensation. The Company provides a 25 percent matching contribution of the participant's deferral, up to a maximum of $6,250 per year. The Company also credits the participant's deferred account with a specified rate of return on an annual basis. The Company records the actuarially-determined present value of the vested obligations expected to be paid under the plan. As of December 31, 1996, the Company had recorded a liability of $113,000 for this obligation. The Company's expense for this plan for the year ended December 31, 1996, which includes Company contributions and interest expense, was $16,000.

8. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases certain office and production facilities under operating leases which run through 2007. Future aggregate minimum lease payments under these agreements for the years ending December 31, including those leases entered into subsequent to December 31, 1996, are as follows (in thousands):

       1997............................................................. $ 2,593
       1998.............................................................   2,819
       1999.............................................................   2,590
       2000.............................................................   2,529
       2001.............................................................   2,439
       Thereafter.......................................................   7,853
                                                                         -------
                                                                         $20,823
                                                                         =======

  Total rent expense for the years ended December 31, 1996 and 1995, and the period from inception (October 17, 1994) through December 31, 1994, was approximately $1.9 million, $1.8 million and $0.1 million, respectively.

 Service Agreements

  The Company has service agreements with FDC and subsidiaries for data processing services, communication charges and other related services. FDC provides data processing and related services required for the operation of the Company's CCS System.

  Prior to 1997, the Company was charged a usage-base fee per customer for data processing and related services. The other services were charged based on usage and/or actual costs. The total amount paid under the

                        CSG SYSTEMS INTERNATIONAL, INC.

service agreements for the years ended December 31, 1996 and 1995, and the period from inception (October 17, 1994) through December 31, 1994, was approximately $19.6 million, $16.9 million and $1.3 million, respectively.

  Effective January 1, 1997, the Company renegotiated its services agreement with FDC and its subsidiaries. The new agreement expires December 31, 2001, and is cancelable at the Company's option with a) notice of six months any time after January 1, 2000, and b) payment of a termination fee equal to 20 percent of the fees paid in the twelve months preceding the notification of termination. Under the new agreement, the Company is charged based on usage and/or actual costs, and is subject to certain limitations as to the amount of increases or decreases in usage between years. The costs to be incurred under the new agreement are not expected to differ significantly from the previous agreement.

 Legal Proceedings

  From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with legal counsel, the ultimate dispositions of such matters will not have a materially adverse effect on the Company's consolidated financial position or future results of operations.

  In December 1996, CSG settled claims for indemnification against FDC arising from CSG's acquisition from FDC of CSG Systems. The claims related to certain patents held by Ronald A. Katz Technology Licensing Partnership L.P. (RAKTL) which allegedly were infringed by the use of certain CSG products. The terms of the settlement were not material to CSG. In connection with the settlement, CSG entered into a non-exclusive patent license agreement with RAKTL, the terms of which are not expected by CSG to have a material effect on its business or future results of operations.

9. DISCONTINUED OPERATIONS

  The Company purchased all of the outstanding capital stock of Anasazi on November 30, 1994, for $6 million in cash. Anasazi provides central reservation systems and services for the hospitality and travel industry. On August 31, 1995, the company completed a tax-free reorganization of Anasazi. Stockholders of the Company purchased a controlling interest in Anasazi as part of the reorganization. As part of the reorganization, the Company received $2.0 million cash, surrendered all of its ownership rights in Anasazi's common stock and forgave a portion of a note receivable from Anasazi. In return for such consideration, the Company received a $2.7 million note receivable and shares of convertible preferred stock representing less than a 20 percent ownership interest in Anasazi. Interest on the note receivable was based on the prime interest rate and was being received monthly. The principal amount of the note was due August 1998. In January 1996, the Company received a $2.0 million principal payment on this note, reducing the principal balance of the note to $0.7 million. The proceeds from this payment were used to reduce the Company's indebtedness under its loan agreement. In June 1996, the Company converted the remaining $0.7 million note balance into convertible preferred stock and stock warrants of Anasazi.

  The Company has accounted for the reorganization as discontinued operations. As a result, the loss from discontinued operations included in the consolidated statements consists of the net losses of Anasazi prior to September 1, 1995, and the loss on the disposition in August 1995. Revenues from Anasazi's operations for the eight months ended August 31, 1995, and the one month ended December 31, 1994, were $5.8 million and $0.6 million, respectively. The Company did not recognize any income tax benefit related to the loss from discontinued operations.

                        CSG SYSTEMS INTERNATIONAL, INC.

  The Company accounts for its continuing investment in Anasazi after August 31, 1995, under the cost method of accounting. The carrying value of the Company's investment in Anasazi as of December 31, 1996, consisting of the convertible preferred stock and stock warrants of Anasazi, was $0.7 million.

10. COMMON STOCK

  In connection with its formation, the Company reserved 4,500,000 shares of common stock for sale to executive officers and other employees of the Company. At the time of the Acquisition, the Company sold 2,587,500 shares of common stock to executive officers for $575,000 in cash ($.22 per share):
1,150,000 shares under stock purchase agreements and 1,437,500 shares under performance stock purchase agreements. Of the remaining reserved shares, 1,655,500 shares were reserved for sale under the Company's Employee Stock Purchase Plan, and 257,000 shares were reserved for issuance under the Company's 1995 Incentive Stock Plan (Note 11). The following table represents the activity for common stock of the Company acquired under employee stock purchase agreements since inception (October 17, 1994) through December 31, 1996:


                                    STOCK
                                  PURCHASE  RESTRICTED
                                  AGREEMENT   STOCK    PERFORMANCE    TOTAL
                                   SHARES     SHARES   STOCK SHARES  SHARES
                                  --------- ---------- ------------ ---------
Shares outstanding, inception
 (October 17, 1994)..............       --       --           --          --
  Shares issued during the
   period........................ 1,150,000      --     1,437,500   2,587,500
                                  ---------  -------    ---------   ---------
Shares outstanding, December 31,
 1994............................ 1,150,000      --     1,437,500   2,587,500
  Shares issued during the year..       --   593,000    1,062,500   1,655,500
                                  ---------  -------    ---------   ---------
Shares outstanding, December 31,
 1995............................ 1,150,000  593,000    2,500,000   4,243,000
  Shares repurchased and canceled
   in 1996.......................       --   (25,600)     (80,000)   (105,600)
                                  ---------  -------    ---------   ---------
Shares outstanding, December 31,
 1996............................ 1,150,000  567,400    2,420,000   4,137,400
                                  =========  =======    =========   =========
Shares subject to repurchase,
 December 31, 1996...............       --   293,200      664,100     957,300
                                  =========  =======    =========   =========

  The 1,437,500 shares purchased under the performance stock purchase agreements for the period from inception (October 17, 1994) through December 31, 1994, were subject to a repurchase option of the Company at $.005 per share, exercisable upon termination of employment with the Company. These shares were originally scheduled to be released from the repurchase option not later than November 30, 2001. Upon completion of the IPO, these shares were no longer subject to the repurchase option.

 Employee Stock Purchase Plan

  The Company reserved 1,655,500 shares of common stock for sale to certain employees pursuant to the Employee Stock Purchase Plan (the Plan). During the year ended December 31, 1995, the Company sold 1,655,500 shares of common stock under the Plan for $1,378,000 (ranging from $.22 to $4.25 per share), consisting of $402,000 cash and $976,000 in full recourse promissory notes. Of the shares sold, 593,000 shares were sold under restricted stock agreements (Restricted Stock) and 1,062,500 shares were sold under performance stock agreements.

    Restricted Stock. The Restricted Stock shares are subject to certain conditions and restrictions as prescribed by the Restricted Stock agreements. The Company has the option to repurchase the shares upon termination of employment, for the greater of the original purchase price or book value, as defined, depending upon the termination circumstances. These shares were scheduled to be released from the repurchase option not later than November 30, 2001. Upon completion of the IPO, 160,000 shares owned

                        CSG SYSTEMS INTERNATIONAL, INC.

  by certain executive officers were no longer subject to the repurchase option. In addition, the repurchase option for the remaining number of shares decreased to 20 percent annually over a five-year period, commencing on the later of an employee's hire date or November 30, 1994. During 1996, the Company repurchased 25,600 unvested shares from terminated employees for $6,000 (ranging from $.22 to $.45 per share).

    Performance Stock. The shares sold under performance stock agreements are subject to certain conditions and restrictions as prescribed by the agreements. The Company has the option to repurchase the shares for the original purchase price upon termination of employment. These shares were scheduled to be released from the repurchase option not later than November 30, 2001. Upon completion of the IPO, the repurchase option for these shares decreased to 20 percent annually over a five-year period, commencing on the later of an employee's hire date or November 30, 1994. During 1996, the Company repurchased 80,000 unvested shares from terminated employees for $19,000 (ranging from $.22 to $.45 per share).

  Certain Company employees financed a portion of their common stock purchases under the Plan with full recourse promissory notes. The notes accrue interest at seven percent annually and have terms of approximately five years. As of December 31, 1996, the outstanding balance of the promissory notes is approximately $861,000 and is reflected as a component of stockholders' equity.

 Stock-Based Employee Compensation Expense

  The structure of the performance stock agreements required "variable" accounting for the related shares until the performance conditions were removed on October 19, 1995, thereby establishing a measurement date. At that date, the Company recognized total deferred compensation of $5.8 million which represents the difference between the price paid by the employees and the estimated fair value of the stock at October 19, 1995. The fair value of the stock was estimated by the Company to be $2.75 per share at that date. Prior to the completion of the IPO, the deferred compensation was being recognized as stock-based employee compensation expense on a straight-line basis from the time the shares were purchased through November 30, 2001. Upon completion of the IPO, 1,437,500 of performance stock shares owned by certain executive officers of the Company were no longer subject to the repurchase option. In addition, the repurchase option for the remaining performance stock shares decreased to 20 percent annually over a five-year period, commencing on the later of an employee's hire date or November 30, 1994. As a result, approximately $3.2 million of stock-based employee compensation expense was recorded in the month the IPO was completed. Stock-based employee compensation expense for the years ended December 31, 1996 and 1995, was $3.6 million and $0.8 million, respectively. Deferred compensation of $1.2 million as of December 31, 1996, is reflected as a component of stockholders' equity. Amortization of the stock-based deferred compensation subsequent to 1996 will be approximately $0.4 million per year.

11. STOCK-BASED COMPENSATION PLANS

 Stock Incentive Plans

  During 1995, the Company adopted the Incentive Stock Plan (the 1995 Plan) whereby 257,000 shares of the Company's common stock have been reserved for issuance to eligible employees of the Company in the form of stock options. The stock options are granted at prices set by the Board of Directors or a Committee of the Board (the Board), provided the minimum exercise price is no less than the fair market value of the Company's common stock at the date of the grant. The term of the outstanding options is 10 years. The 224,350 options outstanding under the 1995 Plan at December 31, 1996, vest annually over five years.

  During 1996, the Company adopted the 1996 Stock Incentive Plan (the 1996
Plan) whereby 2,400,000 shares of the Company's common stock have been reserved for issuance to eligible employees of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards.

                        CSG SYSTEMS INTERNATIONAL, INC.

  During 1996, the Company granted 5,925 unrestricted stock bonus awards to various employees at no cost under the 1996 Plan. The Company recorded compensation expense of $89,000 ($15 per share) upon the grant of the stock bonus awards.

  During 1996, the Company granted stock options under the 1996 Plan. Stock options under the 1996 Plan are granted at prices set by the Board, provided the minimum exercise price is no less than the fair market value of the Company's common stock at the date of the grant. The term of the outstanding options is 10 years. The vesting periods of the options are determined under the discretion of the Board. For the 1,210,380 options outstanding under the 1996 plan at December 31, 1996, 100,000 options vest annually over three years with the remaining shares vesting annually over five years.

  A summary of the stock options issued under the 1996 Plan and 1995 Plan and changes during the years ending December 31 are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                                  1996               1995
                                           ------------------- ----------------
                                                      WEIGHTED         WEIGHTED
                                                      AVERAGE          AVERAGE
                                                      EXERCISE         EXERCISE
                                            SHARES     PRICE   SHARES   PRICE
                                           ---------  -------- ------- --------
Outstanding, beginning of year............   251,750   $ 1.35      --   $ --
  Granted................................. 1,223,380    21.78  251,750   1.35
  Exercised...............................    (4,800)    1.33      --     --
  Forfeited...............................   (35,600)    7.36      --     --
                                           ---------   ------  -------  -----
Outstanding, end of year.................. 1,434,730   $18.62  251,750  $1.35
                                           =========   ======  =======  =====
Options exercisable at year-end...........    42,150               --
                                           =========           =======
Weighted-average fair value of options
 granted during the year.................. $    9.77           $   .30
                                           =========           =======

  The following table summarizes information about the Company's stock options as of December 31, 1996:

                              OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                     -------------------------------------- --------------------------
                                  WEIGHTED-
                                   AVERAGE
                                  REMAINING    WEIGHTED-                  WEIGHTED-
      RANGE OF         NUMBER    CONTRACTUAL    AVERAGE       NUMBER       AVERAGE
     EXERCISE PRICES OUTSTANDING    LIFE     EXERCISE PRICE EXERCISABLE EXERCISE PRICE
     --------------- ----------- ----------- -------------- ----------- --------------
     $1.25--$3.75       224,350     8.65         $ 1.36       42,150        $1.36
     $15.00--$22.125    762,000     9.50          17.51          --           --
     $28.75--$29.875    448,380     9.34          29.15          --           --
                      ---------     ----         ------       ------        -----
     $1.25--$29.875   1,434,730     9.31         $18.62       42,150        $1.36
                      =========     ====         ======       ======        =====

  In January 1997, the Company granted 573,500 options at $19.375 per share under the 1996 Plan which vest annually over 4 years. These options are not reflected in the above tables as they were granted subsequent to December 31, 1996.

 Employee Stock Purchase Plan

  During 1996, the Company adopted the 1996 Employee Stock Purchase Plan whereby 250,000 shares of the Company's common stock have been reserved for sale to employees of the Company and its subsidiaries through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day

                        CSG SYSTEMS INTERNATIONAL, INC.

of the purchase period. Purchases are made at the end of each month. During 1996, 5,753 shares have been purchased under the plan for $83,000 ($13.07 to $17.19 per share.)

 Stock-Based Compensation Plans

  At December 31, 1996, the Company had three stock-based compensation plans, as described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation expense has been recognized in 1996 or 1995, except for the $89,000 recognized in 1996 for the 5,925 shares granted as stock bonus awards under the 1996 Plan, as discussed above.

  Had compensation expense for the Company's three stock-based compensation plans been based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company's net loss and net loss per common and equivalent share for 1996 and 1995 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

                                                              1996      1995
                                                             -------  --------
   Net loss:
     As reported............................................ $(3,736) $(19,180)
     Pro forma..............................................  (4,649)  (19,184)
   Net loss per common and equivalent share:
     As reported............................................    (.15)     (.86)
     Pro forma..............................................    (.19)     (.86)

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 1996 and 1995, respectively: risk-free interest rates of 6.1 percent and 6.3 percent; dividend yield of zero percent for both years; expected lives of 5.0 and 4.0 years; and volatility of 40.0 percent and zero percent. Consistent with SFAS 123, the Company assumed zero volatility for all options granted prior to the date the Company qualified as a public entity.

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 applies only to 1996 and 1995, and additional awards in future years are anticipated.

                        CSG SYSTEMS INTERNATIONAL, INC.

12. UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   QUARTER ENDED
                                     -------------------------------------------
                                     MARCH 31  JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     --------  -------  ------------ -----------
1996:
 Operating revenues................. $26,757   $30,431    $35,320      $39,789
 Gross margin.......................  10,153    12,288     15,722       19,889
 Operating income (loss)............  (4,992)      (82)     1,541        4,381
 Income (loss) before extraordinary
  item..............................  (6,503)     (696)       948        3,775
 Net income (loss)..................  (7,763)     (696)       948        3,775
 Earnings (loss) per common and
  equivalent share:
  Income (loss) before extraordinary
   item.............................    (.28)     (.03)       .04          .15
  Net income (loss).................    (.33)     (.03)       .04          .15
1995:
 Operating revenues................. $22,844   $24,092    $23,789      $25,679
 Gross margin.......................   7,710     8,763      8,633        9,536
 Operating loss.....................  (1,044)     (910)    (2,160)      (2,906)
 Loss from continuing operations....  (3,302)   (3,010)    (4,236)      (4,879)
 Net loss...........................  (4,453)   (3,949)    (5,899)      (4,879)
 Loss per common and equivalent
  share:
  Loss from continuing operations...    (.15)     (.14)      (.19)        (.22)
  Net loss..........................    (.20)     (.18)      (.26)        (.22)

  The first quarter of 1996 includes a $3.2 million nonrecurring charge to record stock-based compensation expense for certain employees vesting in their performance stock purchase agreements effective with the closing of the IPO. See Note 10 for additional discussion. In addition, the first quarter of 1996 includes a $1.3 million extraordinary charge for early extinguishment of debt. See Note 5 for additional discussion.

  During the fourth quarter of 1996, the Company recorded a reduction in operating expenses of approximately $1.4 million related to favorable pricing adjustments for processing services previously recorded as expense ratably over the first three quarters of 1996.

  During the first three quarters of 1995, the Company had losses from discontinued operations of $1.2 million, $0.9 million and $1.7 million, respectively. See Note 9 for additional discussion.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Cable Services Group, Inc.:

  We have audited the accompanying consolidated balance sheet of Cable Services Group, Inc. as of November 30, 1994, and the related consolidated statements of income, stockholder's equity and cash flows for the eleven months ended November 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cable Services Group, Inc. as of November 30, 1994, and the consolidated results of its operations and its cash flows for the eleven months ended November 30, 1994, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Omaha, Nebraska
December 22, 1995

                           CABLE SERVICES GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                               NOVEMBER 30, 1994
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                ASSETS
Current Assets:
  Cash................................................................. $    22
  Accounts receivable, net of allowance of $217........................  17,779
  Deferred income taxes................................................     680
  Other current assets.................................................   1,328
                                                                        -------
    Total current assets...............................................  19,809
                                                                        -------
Equipment and furniture, at cost, net..................................   6,248
Goodwill, net of accumulated amortization of $6,852....................  32,118
Other intangibles, net of accumulated amortization of $5,130...........   7,393
Other assets...........................................................     127
                                                                        -------
                                                                        $65,695
                                                                        =======
                 LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Customer deposits.................................................... $ 4,583
  Trade accounts payable...............................................   3,983
  Accrued employee-related liabilities.................................   1,454
  Intercompany payables--FDC and subsidiaries, net.....................     465
  Other accrued liabilities............................................     621
  Deferred revenue.....................................................     347
                                                                        -------
    Total current liabilities..........................................  11,453
                                                                        -------
Deferred income taxes..................................................     773
Intercompany loan--FDC.................................................  10,438
Commitments and contingencies (Note 6)
Stockholder's Equity:
  Common stock, par value $1.00 per share, authorized, issued and
   outstanding 10 shares...............................................     --
  Additional paid-in capital...........................................  29,515
  Retained earnings....................................................  13,516
                                                                        -------
    Total stockholder's equity.........................................  43,031
                                                                        -------
                                                                        $65,695
                                                                        =======

The accompanying notes are an integral part of this consolidated balance sheet.

                           CABLE SERVICES GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                 FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 1994
                                 (IN THOUSANDS)

Total revenue.......................................................... $76,081
Expenses:
  Cost of revenues:
    Cost of services...................................................  34,977
    Amortization of client contracts and related intangibles...........   1,594
                                                                        -------
    Total cost of revenues.............................................  36,571
                                                                        -------
Gross margin...........................................................  39,510
                                                                        -------
Operating expenses:
  Research and development.............................................   7,680
  Selling and marketing................................................   3,054
  General and administrative:
   General and administrative..........................................   9,461
   Amortization of goodwill............................................     826
  Depreciation.........................................................   3,520
                                                                        -------
    Total operating expenses...........................................  24,541
                                                                        -------
Operating income.......................................................  14,969
                                                                        -------
Other income (expense):
  Interest expense paid to FDC.........................................  (1,067)
  Interest income......................................................     227
                                                                        -------
    Total other........................................................    (840)
                                                                        -------
Income before income taxes.............................................  14,129
  Income tax provision.................................................  (5,519)
                                                                        -------
Net income............................................................. $ 8,610
                                                                        =======


   The accompanying notes are an integral part of this consolidated financial statement.

                           CABLE SERVICES GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                 FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 1994
                                 (IN THOUSANDS)

                                                   ADDITIONAL
                                            COMMON  PAID-IN   RETAINED
                                            STOCK   CAPITAL   EARNINGS   TOTAL
                                            ------ ---------- --------  -------
Balance, at January 1, 1994................ $ --    $27,633   $ 8,347   $35,980
  Net income...............................   --        --      8,610     8,610
  Cash dividends...........................   --        --     (3,441)   (3,441)
  Capital contribution.....................   --      1,882       --      1,882
                                            -----   -------   -------   -------
Balance, at November 30, 1994.............. $ --    $29,515   $13,516   $43,031
                                            =====   =======   =======   =======



   The accompanying notes are an integral part of this consolidated financial statement.

                           CABLE SERVICES GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 1994
                                 (IN THOUSANDS)

Cash flows from operating activities:
 Net income........................................................... $ 8,610
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation........................................................   3,520
  Amortization........................................................   2,420
  Changes in operating assets and liabilities:
   Accounts receivable, net...........................................  (2,476)
   Deferred income taxes..............................................     557
   Other current and noncurrent assets................................    (410)
   Customer deposits..................................................     224
   Trade accounts payable and accrued liabilities.....................   1,813
   Intercompany payables-FDC and subsidiaries, net....................  (1,078)
   Deferred revenue...................................................      46
                                                                       -------
    Net cash provided by operating activities.........................  13,226
                                                                       -------
Cash flows from investing activities:
  Payments for other intangibles......................................  (1,974)
  Purchase of equipment and furniture, net............................  (3,795)
                                                                       -------
    Net cash used in investing activities.............................  (5,769)
                                                                       -------
Cash flows from financing activities:
  Net decrease in intercompany loan-FDC...............................  (5,937)
  Dividends paid to FDC...............................................  (3,441)
  Capital contribution from FDC.......................................   1,882
                                                                       -------
    Net cash used in financing activities.............................  (7,496)
                                                                       -------
Net decrease in cash and cash equivalents.............................     (39)
Cash and cash equivalents, at beginning of period.....................      61
                                                                       -------
Cash and cash equivalents, at end of period........................... $    22
                                                                       =======
Supplemental cash flow information:
  Income taxes paid to FDC............................................ $ 5,700
  Interest paid to FDC................................................ $ 1,067

   The accompanying notes are an integral part of this consolidated financial statement.

                          CABLE SERVICES GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

  Cable Services Group, Inc. (the Company or CSG), was a wholly owned subsidiary of First Data Resources Inc. (FDR) which is a wholly owned subsidiary of First Data Corporation (FDC).

  Prior to January 1, 1994, the Company operated as a division of FDR (Cable Division) and IntelliTEK Computer Corporation (IntelliTEK) operated as a wholly owned subsidiary of FDR. Effective January 1, 1994, the newly created legal entity of CSG issued common stock to FDR in exchange for the net assets of the Cable Division and IntelliTEK. This transaction was accounted for in a manner similar to the pooling-of-interests method whereby the historical accounts have been combined effective January 1, 1994. Accordingly, the accompanying financial statements have been prepared to reflect the accounts of CSG and IntelliTEK on a consolidated basis. The Company believes there were no material costs incurred on behalf of the Company by its parent company which have not been reflected in the accompanying consolidated financial statements.

  FDC sold the Company to CSG Systems International, Inc. effective November 30, 1994 (the Acquisition).

  The Company provides billing and customer management solutions, encompassing processing services, software products and other services, for the converging cable television, direct broadcast satellite, telecommunications and on-line services industries. The Company's offerings automate the full spectrum of billing and customer services functions, including sales support and order processing, invoice calculation and production, and management reporting and market analysis.

  The Company had two significant customers which, in the aggregate, contributed approximately 39 percent of the Company's consolidated revenues for the eleven months ended November 30, 1994. The largest single client contributed approximately 23 percent of the Company's consolidated revenues for the eleven months ended November 30, 1994.

  In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. The primary counterparties to the Company's accounts receivable and sources of the Company's revenues consist of cable television providers in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of CSG and IntelliTEK. All material intercompany accounts and transactions have been eliminated.

 Equipment and Furniture

  Equipment and furniture are depreciated over their estimated useful lives ranging from three to eight years. Depreciation is computed using the straight-line method.

  Equipment and furniture at November 30, 1994, consists of the following (in thousands):

     Computer and operating equipment................................. $ 16,944
     Leasehold improvements...........................................    1,625
     Furniture and fixtures...........................................    5,430
                                                                       --------
                                                                         23,999
     Less accumulated depreciation....................................  (17,751)
                                                                       --------
     Equipment and furniture, net..................................... $  6,248
                                                                       ========

                          CABLE SERVICES GROUP, INC.

 Goodwill and Other Intangibles

  Goodwill represents the excess of purchase price over tangible and other identifiable assets acquired less liabilities assumed arising primarily from the 1988 acquisition of IntelliTEK and, to a lesser extent, the 1985 acquisition of Gill Management Services, Inc. and is being amortized over an estimated useful life of 40 years.

  Other intangible assets consist principally of rights to provide processing services to clients. These costs are amortized as a percentage of expected revenue over the length of the contract or benefit period, typically 3 to 10 years, and are included in amortization of client contracts and related intangibles in the accompanying consolidated statements of income.

 Software Development Costs

  Internal costs of computer software development are expensed as incurred.

 Revenue Recognition

  The Company's revenues are derived principally from processing fees from its core product, Communications Control System (CCS(TM)), services ancillary to CCS, and customized print and mail services. Processing and related services are recognized as the services are performed. Processing fees are typically billed based on the number of customers serviced, ancillary services are typically billed on a per transaction basis, and certain customized print and mail services are billed on a usage basis.

  Payments received for revenues not yet recognized are reflected as deferred revenue in the accompanying consolidated balance sheet.

3. RELATED-PARTY TRANSACTIONS

  Interest expense in the consolidated statements of income represents interest paid on an intercompany loan from FDC. The loan bears interest at an annually adjusted floating rate (8.25 percent for the eleven months ended November 30, 1994) reflective of FDC's cost of external debt and is repaid based upon available cash flows of the Company.

  The Company has entered into various transactions with FDC and its subsidiaries. The following table lists fees paid by the Company to FDC and its subsidiaries for the eleven months ended November 30, 1994 (in thousands):

     Data processing and related services.............................. $12,513
     Communications....................................................   4,726
     Professional and administrative services..........................   2,982
     Equipment maintenance and other...................................     930
     Benefits and incentives...........................................   1,036

  The Company is charged a usage-based fee per customer for data processing and related services. The other expenses are charged based on usage and/or actual costs. Management does not believe that had the Company been operating other than as an affiliate of FDC, there would have been a material impact on net income.

                          CABLE SERVICES GROUP, INC.

4. INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of or changes in the tax law or rates.

  The taxable income of the Company is included in the consolidated U.S. federal income tax return of FDC. Under an agreement with FDC, the provision for income taxes and tax benefits is determined by the Company on a stand-alone basis. Current income taxes are remitted to, and benefits received from, FDC.

  The provision for income taxes for the eleven months ended November 30, 1994, consists of the following (in thousands):

     Federal............................................................. $5,199
     State and local.....................................................    320
                                                                          ------
       Total............................................................. $5,519
                                                                          ======

  Deferred income taxes result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The provision for income taxes for the eleven months ended November 30, 1994, consists of the following (in thousands):

     Current............................................................. $5,360
     Deferred............................................................    159
                                                                          ------
       Total............................................................. $5,519
                                                                          ======

  The Company's net deferred tax assets (liabilities) consist of the following as of November 30, 1994 (in thousands):

     Deferred tax assets:
       Deferred revenue............................................... $    45
       Other liabilities..............................................   1,058
                                                                       -------
         Total deferred tax assets....................................   1,103
       Valuation allowance............................................     --
                                                                       -------
         Deferred tax assets, net of valuation allowance..............   1,103
                                                                       -------
     Deferred tax liabilities:
       Depreciation and amortization..................................  (1,147)
       Other liabilities..............................................     (49)
                                                                       -------
         Total deferred tax liabilities...............................  (1,196)
                                                                       -------
     Net deferred tax liabilities..................................... $   (93)
                                                                       =======

  Cash payments to FDC for net income taxes during the eleven months ended November 30, 1994, were $5.7 million. Included in intercompany payables-FDC and subsidiaries, net at November 30, 1994, was an income tax receivable from FDC for $1.1 million.

                          CABLE SERVICES GROUP, INC.

  The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense for the eleven months ended November 30, 1994, consists of the following (in thousands):

     Tax at U.S. statutory rate (35 percent)............................ $4,945
     Increases in taxes resulting from:
       State and local taxes, net of federal income tax benefit.........    208
       Amortization of goodwill.........................................    311
       All other........................................................     55
                                                                         ------
                                                                         $5,519
                                                                         ======

5. EMPLOYEE BENEFIT PLANS

 Defined Benefit Retirement Plan

  Eligible employees of the Company participate in FDC's U.S. defined benefit pension plan that covers substantially all full-time employees of FDC and its participating subsidiaries. Net pension costs for the eleven months ended November 30, 1994, were approximately $265,000.

 Incentive Savings Plan

  FDC has an incentive savings plan which allows eligible employees of FDC and its subsidiaries to contribute a percentage of their compensation and provides for certain matching and service related contributions. The Company's matching and service related contributions associated with the plan for the eleven months ended November 30, 1994, were approximately $617,000.

 Long-Term Incentive Plan

  Certain of the Company's officers, key employees and other individuals participate in the First Data Corporation 1992 Long-Term Incentive Plan (the 1992 Plan). Awards under the 1992 Plan may be in the form of stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation and Benefits Committee of FDC's Board of Directors deems to be consistent with the purposes of the 1992 Plan. FDC options granted to the Company's employees are generally at a price equivalent to the fair market value at the date of grant. As of November 30, 1994, FDC terminated the Company's employees participation in the plan. FDC settled all outstanding awards with the Company's employees at that time.

6. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  FDC and the Company lease certain office and production facilities under cancelable and noncancelable agreements. Total rent expense was $1.1 million for the eleven months ended November 30, 1994.

  In July 1994, the Company entered into a noncancelable sublease agreement with FDR for an office facility. The lease began August 1995 and extends through 2007 with a minimum annual rental commitment of 1.0 million. This lease replaces all prior office facility lease commitments.

  At November 30, 1994, given effect of the new lease discussed above, the minimum aggregate rental commitment under all noncancelable leases was (in thousands): 1995, $1,092; 1996, $1,182; 1997, $1,182; 1998, $1,182; 1999,
$1,182; and $7,948 for years thereafter. Most leases contain standard renewal clauses.

                          CABLE SERVICES GROUP, INC.

 Legal Proceedings

  The Company is involved in litigation primarily arising in the normal course of its business. In the opinion of management, the Company's recovery or liability, if any, under any pending litigation, would not materially affect its financial condition or operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See the Proxy Statement for the Company's Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  See the Proxy Statement for the Company's Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See the Proxy Statement for the Company's Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See the Proxy Statement for the Company's Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements, Financial Statement Schedules, and Exhibits:

     (1) Financial Statements

      The financial statements filed as part of this report are listed on the Index to Financial Statements on page 21.

     (2) Financial Statement Schedules:

      Index to Consolidated Financial Statement Schedules

                                                                            PAGE
                                                                            ----
       CSG Systems International, Inc.
         Report of Independent Public Accountants..........................  58
         Schedule II--Valuation and Qualifying Accounts....................  59
       Cable Services Group, Inc.
         Report of Independent Public Accountants..........................  60
         Schedule II--Valuation and Qualifying Accounts....................  61

      (3) Exhibits

        Exhibits are listed in the Exhibit Index on page 62.

        The Exhibits include management contracts, compensatory plans and
        arrangements required     to be filed as exhibits to the Form 10-K by
        Item 601(10)(iii) of Regulation S-K.

    (b) Reports on Form 8-K

      Form 8-K dated July 9, 1996, as amended by Form 8-K(A) filed on September 9, 1996, and Form 8-K(A) Amendment No. 2 filed on September 25, 1996, under Item 2, Acquisition or Disposition of

    Assets, was filed with the Securities and Exchange Commission reporting the acquisition of the capital stock of Bytel Limited. The financial statements included in the Form 8-K(A) were as follows:

      Financial statements for Bytel Limited as at and for the year ended 30 April 1996.

      Pro forma combined financial statements for CSG Systems
    International, Inc. and Bytel Limited for the year and six months ended December 31, 1995, and June 30, 1996, respectively.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         CSG Systems International, Inc.

                                                    /s/ Neal C. Hansen
                                         By: __________________________________
                                             NEAL C. HANSEN CHAIRMAN OF THE
                                           BOARD AND CHIEF EXECUTIVE OFFICER

                                         Date: March 31, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                       TITLE                 DATE

         /s/ Neal C. Hansen           Chairman of the         March 31, 1997
------------------------------------   Board, Chief
           NEAL C. HANSEN              Executive Officer

    /s/ George F. Haddix, Ph.D.       President and           March 31, 1997
------------------------------------   Director
      GEORGE F. HADDIX, PH.D.

        /s/ David I. Brenner          Executive Vice          March 31, 1997
------------------------------------   President, Chief
          DAVID I. BRENNER             Financial Officer

         /s/ Randy R. Wiese           Controller,             March 31, 1997
------------------------------------   Principal
           RANDY R. WIESE              Accounting Officer

                 *                    Director                March 31, 1997
------------------------------------

          ROYCE J. HOLLAND
                 *                    Director                March 31, 1997
------------------------------------
        BERNARD W. REZNICEK

                 *                    Director                March 31, 1997
------------------------------------
        ROCKWELL A. SCHNABEL

                 *                    Director                March 31, 1997
------------------------------------
           FRANK V. SICA

     * By:  /s/ David I. Brenner
            ------------------------
            DAVID I. BRENNER
            ATTORNEY-IN-FACT

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE OF
                        CSG SYSTEMS INTERNATIONAL, INC.

To the Board of Directors of CSG
 Systems International, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of CSG Systems International, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated January 27, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of CSG Systems International, Inc. listed in Item 14 of Part IV of this 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Omaha, Nebraska
January 27, 1997

                        CSG SYSTEMS INTERNATIONAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                            FOR THE YEAR ENDED     (OCTOBER 17,
                                               DECEMBER 31,       1994) THROUGH
                                            --------------------   DECEMBER 31,
                                              1996       1995          1994
                                            ---------  ---------  --------------
                                                      (IN THOUSANDS)
Balance, beginning of period............... $     521  $     457       $--
Acquisition of businesses..................       101        --         217
Additions charged to expense...............       319        310        257
Reductions.................................      (122)      (246)       (17)
                                            ---------  ---------       ----
Balance, end of period..................... $     819  $     521       $457
                                            =========  =========       ====

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE OF
                           CABLE SERVICES GROUP, INC.

To the Board of Directors of
Cable Services Group, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Cable Services Group, Inc. included in this Form 10-K and have issued our report thereon dated December 22, 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Cable Services Group, Inc. listed in Item 14 of Part IV of this 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Omaha, Nebraska
December 22, 1995

                           CABLE SERVICES GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                          ADDITIONS
                                    ---------------------
                         BALANCE AT CHARGED TO CHARGED TO             BALANCE
                         BEGINNING  COSTS AND    OTHER               AT END OF
DESCRIPTION              OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS  PERIOD
-----------              ---------- ---------- ---------- ---------- ---------
                                            (IN THOUSANDS)
Eleven months ended
 November 30, 1994......    $390       $--        $--       ($173)     $217

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
  2.01(1) Agreement of Merger among CSG Systems International, Inc., CSG
           Acquisition Corporation, Cable Services Group, Inc. and First Data
           Resources Inc., dated October 26, 1994
  2.02(1) Agreement of Merger among CSG Systems International, Inc., Anasazi
           Acquisition Corporation, Anasazi Inc. and First Data Corporation,
           dated November 29, 1994
  2.03(1) Amendment Agreement between First Data Corporation, First Data
           Resources Inc., CSG Systems International, Inc., CSG Systems, Inc.
           and Anasazi Inc., dated April 27, 1995
  2.04(1) Pre-Merger Loan Agreement among CSG Acquisition Corporation, certain lenders, and Banque Paribas, as Agent, dated November 30, 1994
  2.05(3) Amended and Restated Loan Agreement among CSG Systems, Inc., certain lenders, and Banque Paribas, as Agent, dated April 26, 1996
  2.06(1) Anasazi Inc. Series A and B Preferred Stock Purchase Agreement among
           Anasazi Inc. and each of the purchasers listed on the Schedule of
           Purchasers attached thereto, dated August 31, 1995
  2.07(1) Founder Stock Purchase Agreement between CSG Systems International,
           Inc. and Neal C. Hansen, dated November 30, 1994
  2.08(1) Founder Stock Purchase Agreement between CSG Systems International,
           Inc. and George Haddix, dated November 30, 1994
  2.09(1) Founder Performance Stock Purchase Agreement between CSG Systems
           International, Inc. and Neal C. Hansen, dated November 30, 1994, and first and second amendments thereto
  2.10(1) Founder Performance Stock Purchase Agreement between CSG Systems
           International, Inc. and George Haddix, dated November 30, 1994, and first and second amendments thereto
  2.11(1) Series A Preferred Stock Purchase Agreement among CSG Systems
           International, Inc. and the purchasers listed on the Schedule of
           Purchasers attached thereto, dated November 30, 1994
  2.12(1) Stockholders Agreement among CSG Systems International, Inc. and each of the investors listed on the Schedule of Investors attached thereto, dated November 30, 1994
  2.13(1) Stockholders Agreement among Anasazi Inc. and each of the investors listed on the Schedule of Investors attached thereto, dated August
           31, 1995
  2.14(1) Swap Transaction Cap letter agreements dated December 16, 1994
  2.15(1) Consent and Limited Waiver dated as of January 4, 1996, by and among
           CSG Systems, Inc., the Company, and Banque Paribas, as Agent
  2.16(2) Share Purchase Agreement among Cray Systems Ltd., Digital Equipment
           Company Ltd. and CSG Systems International, Inc. dated June 28, 1996
  2.17(2) Administration and Development Services Agreement between Cray
           Systems Ltd. and Bytel Limited dated June 28, 1996
  2.18(4) First Amendment and Limited Waiver, dated August 14, 1996, to the
           Amended and Restated Loan Agreement among CSG Systems, Inc., certain lenders and Banque Paribas, as Agent
  3.01(1) Restated Certificate of Incorporation of the Company
  3.02(1) Restated Bylaws of the Company
  4.01(1) Form of Common Stock Certificate
 10.01(1) CSG Systems International, Inc. 1995 Incentive Stock Plan
 10.02(1) CSG Employee Stock Purchase Plan
 10.03(1) CSG Systems International, Inc. 1996 Stock Incentive Plan

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
 10.04(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and George Haddix, dated August 17, 1995, and first amendment thereto
 10.05(1)  Employee Restricted Stock Purchase Agreement between CSG Systems
            International, Inc. and John P. Pogge, dated March 6, 1995
 10.06(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and John P. Pogge, dated March 6, 1995, and first and second amendments thereto
 10.07(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and John P. Pogge, dated May 16, 1995, and first and second amendments thereto
 10.08(1)  Employee Restricted Stock Purchase Agreement between CSG Systems
            International, Inc. and David I. Brenner, dated February 14, 1995
 10.09(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and David I. Brenner, dated February 14, 1995, and first and second amendments thereto
 10.10(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and David I. Brenner, dated May 16, 1995, and first and second amendments thereto
 10.11(1)  Registration Rights Agreement among CSG Systems International, Inc.
            and the purchasers listed on the Schedule of Purchasers attached thereto, dated November 30, 1994
 10.12(1)  Guaranty by CSG Systems International, Inc. in favor of certain lenders and Banque Paribas, as Agent, dated November 30, 1994
 10.13(1)  Registration Rights Agreement among Anasazi Inc. and the purchasers listed on the Schedule of Purchasers attached thereto, dated August
            31, 1995
 10.14(1)  Employment Agreement with Neal C. Hansen
 10.15(1)  Employment Agreement with George F. Haddix
 10.16(1)  Indemnification Agreements between CSG Systems International, Inc.
            and its directors and certain officers
 10.17(1)  Lease, Assignment and Acceptance of Lease, Assignment and Assumption
            of Lease, and First Amendment to Lease respecting facility at 2525
            North 117th Avenue, Omaha, Nebraska
 10.18(1)  Lease, Assignment and Assumption of Leases, and Lease Amendment
            respecting facility at 14301 Chandler Road, Omaha, Nebraska
 10.19(1)  Lease and Sublease respecting facility at 4949 Pearl East Circle,
            Boulder, Colorado
 10.20(1)  Lease and Sublease respecting facility at 5251 DTC Parkway,
            Englewood, Colorado
 10.21(1)* Services Agreement between First Data Technologies, Inc. and Cable
            Services Group, Inc., dated October 26, 1994
 10.22(1)* Subscriber Billing Service Agreement between First Data Resources
            Inc. and TCI Cable Management Corporation, dated April 29, 1992, and Addendum to the Subscriber Billing Service Agreement, dated
            April 8, 1994
 10.23(1)* Subscriber Billing Service Agreement between Paragon Communications and First Data Resources Inc. dated January 1, 1989, and the first amendment thereto, and Consent to Assignment and Delegation
 10.24(1)* Subscriber Billing Service Agreement between Time Warner Cable and
            First Data Resources Inc. dated October 27, 1993, and first and second amendments thereto
 10.25(1)* Subscriber Billing Service Agreement between American Cablevision of
            Coronado and First Data Resources Inc. dated January 5, 1990, and the first amendment thereto

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
 10.26(1)* Subscriber Billing Service Agreement between Southwestern Cable TV and First Data Resources Inc. dated October 1, 1985, and amendments thereto
 10.27(1)* Subscriber Billing Service Agreement between First Data Resources
            Inc. and Manhattan Cable Television, Inc. dated September 25, 1991
 10.28(1)* Subscriber Billing Service Agreement between First Data Resources
            Inc. and Cablevision Industries Corporation, and addenda one, two and three thereto
 10.29(1)* Subscriber Billing Service Agreement between Warner Cable
            Communications, Inc. and First Data Resources Inc. dated July 1,
            1991, the first and second amendments thereto, and consents to assignment and delegation with respect thereto
 10.30(1)* Subscriber Billing Service Agreement between Time Warner Cable and
            First Data Resources Inc. dated October 18, 1993
 10.31(1)* Subscriber Billing Service Agreement between Cable Services Group,
            Inc. and Time Warner Cable of New York dated December 9, 1994, and addenda one and two thereto
 10.32(1)* Subscriber Billing Service Agreement between Cable Services Group,
            Inc. and Time Warner Programming Co. dated April 30, 1994
 10.33(1)* Subscriber Billing Service Agreement between Paragon Communications and First Data Resources Inc. dated March 9, 1989, and First
            Amendment thereto dated June 30, 1993, and Consent to Assignment and delegation dated March 1, 1994
 10.34(1)* Subscriber Billing Service Agreement between KBLCOM Inc. and First
            Data Resources Inc. dated June 20, 1989, Consent to Assignment and
            Delegation dated January 1, 1994, and Addendum I to Subscriber
            Billing Service Agreement dated July 27, 1994
 10.35(1)* Subscriber Billing Service Agreement between Paragon Communications and First Data Resources Inc. dated April 14, 1989, and First
            Amendment thereto dated December 20, 1991, and Consent to
            Assignment and Delegation dated January 1, 1994
 10.36(1)* Subscriber Billing Service Agreement between Paragon Communications
            Inc. and First Data Resources Inc. dated March 1, 1989, the first, second, third and fourth amendments thereto, and Consent to
            Assignment and Delegation
 10.37(1)* Printing and Mailing Services Agreement between CSG Systems, Inc.
            and PageMart, Inc., dated August 29, 1995
 10.38(1)* First Amendment to Services Agreement between First Data
            Technologies, Inc. and CSG Systems, Inc. dated December 8, 1995, and Second Amendment to Services Agreement between First Data
            Technologies, Inc. and CSG Systems, Inc. dated January 30, 1996
 10.39     CSG Systems, Inc. Wealth Accumulation Plan, as amended November 14,
            1996 (previously filed as Exhibit 10.38 to the Registrant's
            Quarterly Report for the period ended September 30, 1996)
 10.40*    Amended and Restated Services Agreement between First Data
            Technologies, Inc. and CSG Systems, Inc., formerly known as Cable
            Services Group, Inc., dated December 31, 1996
 10.41     Third Amendment to Subscriber Billing Service Agreement between CSG
            Systems, Inc. and TCI Cable Management Corporation, dated March 1,
            1996
 10.42     Fourth Amendment to Subscriber Billing Service Agreement between CSG
            Systems, Inc. and TCI Cable Management Corporation, dated March 29,
            1996
 10.43     Fifth Amendment to Subscriber Billing Service Agreement between CSG
            Systems, Inc. and TCI Cable Management Corporation, dated September
            30, 1996
 11.01     Statement re: Computation of Per Share Earnings
 21.01     Subsidiaries of the Company

 EXHIBIT
 NUMBER                           DESCRIPTION
 -------                          -----------
  23.01  Consent of Arthur Andersen LLP
  24.01  Power of Attorney
  27.01  Financial Data Schedule (EDGAR Version Only)
  99.01  Safe Harbor for Forward-Looking Statements Under the Private
          Securities Litigation Reform Act of 1995--Certain Cautionary
          Statements and Risk Factors

--------
(1) Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated July 9, 1996.
(3) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
(4) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
 *Confidential Treatment