Form 10-Q
period 1997-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 1997-05-13
CIK 1005757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        Commission file number  0-27512

                        CSG SYSTEMS INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                      47-0783182
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                          5251 DTC PARKWAY, SUITE 625
                          ENGLEWOOD, COLORADO  80111
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

                             YES  X    NO
                                 ---      ---

Shares of common stock outstanding at May 9, 1997:  25,483,385.

                        CSG SYSTEMS INTERNATIONAL, INC.

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


                                     INDEX



                                                                                                 PAGE NO.
                                                                                                ----------

Part I -    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets as of March 31, 1997
            and December 31, 1996...............................................                      3

            Condensed Consolidated Statements of Operations for the Three
            Months Ended March 31, 1997 and 1996................................                      4

            Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1997 and 1996.......................................                      5

            Notes to Condensed Consolidated Financial Statements................                  6 - 7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................                 8 - 11


Part II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K....................................                     12

            Signatures..........................................................                     13

            Index to Exhibits...................................................                     14


                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                         March 31,   December 31,
                                                                                           1997         1996
                                                                                        -----------  -----------
                                         ASSETS                                         (unaudited)
                                         ------
Current Assets:
 Cash and cash equivalents.............................................................  $    5,792  $     6,134
 Accounts receivable-
  Trade-
      Billed, net of allowance of $841 and $819........................................      32,417       33,141
      Unbilled.........................................................................       2,221        5,220
  Other................................................................................       1,629        1,342
 Deferred income taxes.................................................................         114           45
 Other current assets..................................................................       2,849        2,574
                                                                                        -----------  -----------
  Total current assets.................................................................      45,022       48,456
                                                                                        -----------  -----------
 Property and equipment, net of depreciation of $13,028 and $10,664....................      14,138       13,093
 Investment in discontinued operations.................................................         732          732
 Software, net of amortization of $25,904 and $22,924..................................      13,845       13,629
 Noncompete agreements and goodwill, net of amortization of $14,289 and $12,572........      23,814       25,730
 Client contracts and related intangibles, net of amortization of $9,551 and $8,528....       8,729        9,752
 Deferred income taxes.................................................................       2,182        1,356
 Other assets..........................................................................       2,419        2,162
                                                                                        -----------  -----------
   Total assets........................................................................ $   110,881  $   114,910
                                                                                        ===========  ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Current Liabilities:
 Current maturities of long-term debt.................................................. $    10,000  $    10,000
 Customer deposits.....................................................................       6,605        6,450
 Trade accounts payable................................................................      10,884       12,620
 Accrued liabilities...................................................................       5,391        8,177
 Deferred revenue......................................................................       5,998        5,384
 Accrued income taxes..................................................................         568          945
 Other current liabilities.............................................................         419          450
                                                                                        -----------  -----------
  Total current liabilities............................................................      39,865       44,026
                                                                                        -----------  -----------
Long-term debt, net of current maturities..............................................      20,000       22,500
Deferred revenue.......................................................................       8,148        6,420
Stockholders' equity:
 Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
  zero shares issued and outstanding...................................................           -            -
 Common stock, par value $.01 per share; 100,000,000 shares authorized;
  25,492,332 shares and 25,488,876 shares issued and outstanding.......................         255          255
 Additional paid-in capital............................................................     111,440      111,367
 Deferred employee compensation........................................................        (997)      (1,207)
 Notes receivable from employee stockholders...........................................        (861)        (861)
 Accumulated translation adjustments...................................................          30          573
 Accumulated deficit...................................................................     (66,999)     (68,163)
                                                                                        -----------  -----------
  Total stockholders' equity...........................................................      42,868       41,964
                                                                                        -----------  -----------
  Total liabilities and stockholders' equity........................................... $   110,881  $   114,910
                                                                                        ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.


                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
              (in thousands, except share and per share amounts)


                                                                        Three months ended
                                                                   --------------------------
                                                                     March 31,      March 31,
                                                                       1997           1996
                                                                   ----------     ----------
Total revenues................................................     $   38,582       $ 26,757
Expenses:
 Cost of revenues:
   Direct costs................................................        18,581         12,831
   Amortization of acquired software...........................         2,884          2,750
   Amortization of client contracts and related intangibles....         1,023          1,023
                                                                   ----------     ----------
       Total cost of revenues..................................        22,488         16,604
                                                                   ----------     ----------
 Gross margin..................................................        16,094         10,153
                                                                   ----------     ----------
 Operating expenses:
   Research and development....................................         4,855          4,556
   Selling and marketing.......................................         2,341          1,420
   General and administrative:
    General and administrative.................................         4,129          3,282
    Amortization of noncompete agreements and goodwill.........         1,731          1,420
    Stock-based employee compensation..........................           202          3,277
   Depreciation................................................         1,509          1,190
                                                                   ----------     ----------
       Total operating expenses................................        14,767         15,145
                                                                   ----------     ----------
 Operating income (loss).......................................         1,327         (4,992)
                                                                   ----------     ----------
 Other income (expense):
   Interest expense............................................          (641)        (1,740)
   Interest income.............................................           211            229
   Other.......................................................           267              -
                                                                   ----------     ----------
       Total other.............................................          (163)        (1,511)
                                                                   ----------     ----------
 Income (loss) before income taxes and extraordinary item......         1,164         (6,503)
  Income tax (provision) benefit...............................             -             -
                                                                   ----------     ----------
 Income (loss) before extraordinary item.......................         1,164         (6,503)
  Extraordinary loss from early extinguishment of debt.........             -         (1,260)
                                                                   ----------     ----------
 Net income (loss).............................................    $    1,164     $   (7,763)
                                                                   ==========     ==========

 Net income (loss) per common and equivalent share:
  Income (loss) before extraordinary item......................    $     0.05     $    (0.28)
  Extraordinary loss from early extinguishment of debt.........             -          (0.05)
                                                                   ----------     ----------
  Net income (loss)............................................    $     0.05     $    (0.33)
                                                                   ==========     ==========

 Weighted average common and equivalent shares.................    25,489,258     23,448,833
                                                                   ==========     ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                     (in thousands, except share amounts)


                                                                       Three months ended
                                                                      --------------------
                                                                      March 31,   March 31,
                                                                        1997        1996
                                                                      --------    --------
Cash flows from operating activities:
 Net income (loss)................................................... $  1,164    $(7,763)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities-
   Depreciation......................................................    1,509      1,190
   Amortization......................................................    5,758      5,384
   Stock-based employee compensation.................................      202      3,277
   Extraordinary loss from early extinguishment of debt..............        -      1,260
   Changes in operating assets and liabilities:
    Trade accounts receivable, net...................................    3,566       (773)
    Other receivables................................................     (287)     1,153
    Deferred income taxes............................................     (895)      (613)
    Other current and noncurrent assets..............................     (653)      (397)
    Customer deposits................................................      155        448
    Trade accounts payable and accrued liabilities...................   (4,887)     1,923
    Deferred revenue.................................................    2,449      2,977
    Other current liabilities........................................      (31)       (51)
                                                                      --------    -------
     Net cash provided by operating activities.......................    8,050      8,015
                                                                      --------    -------

Cash flows from investing activities:
 Purchases of property and equipment, net............................   (2,540)      (732)
 Additions to software...............................................   (3,196)         -
 Net investment in discontinued operations...........................        -      2,000
                                                                      --------    -------
     Net cash provided by (used in) investing activities.............   (5,736)     1,268
                                                                      --------    -------

Cash flows from financing activities:
 Proceeds from issuance of common stock..............................       87     44,794
 Purchase and cancellation of common stock...........................       (6)        (8)
 Payment of dividends for redeemable convertible preferred stock.....        -     (4,497)
 Payments on long-term debt..........................................   (2,500)   (45,024)
                                                                      --------    -------
     Net cash used in financing activities...........................   (2,419)    (4,735)
                                                                      --------    -------
Effect of exchange rate fluctuations on cash.........................     (237)         -
                                                                      --------    -------
Net increase (decrease) in cash and cash equivalents.................     (342)     4,548
Cash and cash equivalents, beginning of period.......................    6,134      3,603
                                                                      --------    -------
Cash and cash equivalents, end of period............................. $  5,792    $ 8,151
                                                                      ========    =======

Supplemental disclosures of cash flow information:
 Cash paid (received) during the period for-
  Interest........................................................... $    532    $ 1,737
  Income taxes....................................................... $  1,272    $  (854)

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

                        CSG SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   GENERAL

The condensed consolidated financial statements at March 31, 1997, and for the three months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results for the entire year ending December 31, 1997.


2.   STOCKHOLDERS' EQUITY

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


3.   NET INCOME PER SHARE

Net income per common and equivalent share is based on the weighted average number of shares of common stock and common equivalent shares outstanding, which includes redeemable convertible Series A Preferred Stock prior to the conversion into common stock in March 1996. Common equivalent shares related to stock options have been excluded from the weighted average number of shares as the dilutive effect is not significant.


4.   EXTRAORDINARY LOSS

The Company used $40.3 million of the IPO proceeds to repay a portion of outstanding bank indebtedness (the Indebtedness). Upon repayment of the Indebtedness, the Company recorded an extraordinary loss of $1.3 million for the write-off of deferred financing costs.


5. BYTEL ACQUISITION

In June 1996, the Company acquired all of the outstanding capital stock of Bytel Limited (Bytel), a United Kingdom-based company which provides customer management software systems to the cable and telecommunications industries in the United Kingdom. The acquisition was accounted for using the purchase method of accounting. The Company's condensed consolidated financial statements include Bytel's results of operations since the acquisition date.

6. ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). SFAS No. 128 is effective for periods ending after December 15, 1997, and requires retroactive restatement of EPS for all prior periods presented. The statement replaces the current "primary earnings per share" computation with a "basic earnings per share" and redefines the "dilutive earnings per share" computation. Adoption of the statement is not expected to have a significant effect on the Company's reported EPS.

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands). The Company acquired Bytel Limited (Bytel) on June 28, 1996. The results of Bytel's operations for the three months ended March 31, 1997, are included in the following table and considered in the discussion of the Company's operations that follow:


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------------
                                                                             1997                     1996
                                                                      -------------------      ---------------------
                                                                                   % OF                       % OF
                                                                      AMOUNT      REVENUE      AMOUNT        REVENUE
                                                                      -------     -------      -------       -------
Total revenues....................................................    $38,582       100.0%     $26,757         100.0%

Expenses:
  Cost of revenues:
     Direct costs...................................................   18,581        48.2       12,831          48.0
     Amortization of acquired software..............................    2,884         7.5        2,750          10.3
     Amortization of client contracts and related intangibles.......    1,023         2.7        1,023           3.8
                                                                      -------     -------      -------       -------
          Total cost of revenues....................................   22,488        58.4       16,604          62.1
                                                                      -------     -------      -------       -------
  Gross margin......................................................   16,094        41.6       10,153          37.9
                                                                      -------     -------      -------       -------
  Operating expenses:
    Research and development........................................    4,855        12.6        4,556          17.0
    Selling and marketing...........................................    2,341         6.1        1,420           5.3
    General and administrative:
     General and administrative ....................................    4,129        10.7        3,282          12.3
     Amortization of noncompete agreements and goodwill.............    1,731         4.5        1,420           5.3
     Stock-based employee compensation..............................      202         0.5        3,277          12.2
    Depreciation....................................................    1,509         3.9        1,190           4.4
                                                                      -------     -------      -------       -------
     Total operating expenses.......................................   14,767        38.3       15,145          56.5
                                                                      -------     -------      -------       -------
Operating income (loss).............................................    1,327         3.3       (4,992)       (18.6)
                                                                      -------     -------      -------       -------
  Other income (expense):
    Interest expense................................................     (641)      (1.7)       (1,740)        (6.5)
    Interest income.................................................      211         0.5          229           0.9
    Other...........................................................      267         0.7           -             -
                                                                      -------     -------      -------       -------
     Total other....................................................     (163)      (0.5)       (1,511)        (5.6)
                                                                      -------     -------      -------       -------
Income (loss) before income taxes and extraordinary item............    1,164         2.8       (6,503)       (24.2)
   Income tax (provision) benefit...................................       -           -            -            -
                                                                      -------     -------      -------       -------
Income (loss) before extraordinary item.............................    1,164         2.8       (6,503)       (24.2)
   Extraordinary loss from early extinguishment of debt.............       -           -        (1,260)        (4.7)
                                                                      -------     -------      -------       -------
Net income (loss)...................................................  $ 1,164         2.8%     $(7,763)       (28.9)%
                                                                      =======     =======      =======       =======

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Revenues. Total revenues for the three months ended March 31, 1997, increased 44.2% to $38.6 million, from $26.8 million for the three months ended March 31, 1996, due primarily to i) increased revenue from the Company's processing and related services, and ii) increased revenue from the Company's software and related product sales and professional consulting services.

Revenues from processing and related services for the three months ended March 31, 1997, increased 15.1% to $30.7 million, from $26.7 million for the three months ended March 31, 1996. This increase is due primarily to an increase in the number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. Customers serviced as of March 31, 1997, and 1996, respectively, were 19.6 million and 18.5 million, an increase of 6.2%. The increase in the number of customers was due primarily to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due to price increases included in client contracts and increased usage of ancillary services by clients.

Revenues from software and related product sales and professional consulting services for the three months ended March 31, 1997, were $7.9 million, compared to $0.1 million for the three months ended March 31, 1996. This increase relates to the introduction of the Company's new software products and professional consulting services in early 1996 with continued expansion throughout 1996, and the inclusion of revenues from Bytel's operations for the three months ended March 31, 1997, with no comparable amounts included for Bytel for the first quarter of 1996.

Gross Margin. Gross margin for the three months ended March 31, 1997, increased 58.5% to $16.1 million, from $10.2 million for the three months ended March 31, 1996, due primarily to revenue growth. The gross margin percentage increased to 41.6% for the three months ended March 31, 1997, compared to 37.9% for the three months ended March 31, 1996. The overall increase in the gross margin percentage is due primarily to i) the increase in revenues while the amount of amortization of acquired software and amortization of client contracts and related intangibles remained approximately the same, and ii) cost controls in delivering the Company's processing and related services.

Research and Development Expense. Research and development (R&D) expense for the three months ended March 31, 1997, increased 6.6% to $4.9 million, from $4.6 million for the three months ended March 31, 1996. As a percentage of total revenues, R&D expense decreased to 12.6% for the three months ended March 31, 1997, from 17.0% for the three months ended March 31, 1996. The Company capitalized software development costs, related to CSG Phoenix(TM), of approximately $3.1 million during the three months ended March 31, 1997, which consisted of $2.8 million of internal development costs and $0.3 million of purchased software. No software development costs were capitalized during the three months ended March 31, 1996. As a result, total R&D expenditures (i.e., the total R&D costs expensed, plus the capitalized internal development costs) for the three months ended March 31, 1997, and 1996, were $7.7 million, or 19.9% of total revenues, and $4.6 million, or 17.0% of total revenues, respectively. The overall increase in the R&D expenditures is due primarily to continued efforts on several products which are in development, principally CSG Phoenix, and to enhancements of the Company's existing products. The increased R&D expenditures consist primarily of increases in salaries, benefits, and other programming-related expenses.

Selling and Marketing Expense. Selling and marketing expense for the three months ended March 31, 1997, increased 64.9% to $2.3 million, from $1.4 million for the three months ended March 31, 1996. As a percentage of total revenues, selling and marketing expense increased to 6.1% for the three months ended March 31, 1997, from 5.3% for the three months ended March 31, 1996. The increase in expense is due primarily to continued growth of the Company's direct sales force. The Company began building a new direct sales force in mid-1995 and has continued to expand its sales force since that time.

General and Administrative Expense. General and administrative (G&A) expense for the three months ended March 31, 1997, increased 25.8% to $4.1 million, from $3.3 million for the three months ended March 31, 1996. As a percentage of total revenues, G&A expense decreased to 10.7% for the three months ended March 31, 1997, from 12.3% for the three months ended March 31, 1996. The increase in expense relates primarily to the continued development of the Company's management team and related administrative staff, added throughout 1996 and during the first three months of 1997, to support the Company's growth. The decrease in G&A expense as a percentage of revenue is due primarily to increased revenues.

Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill for the three months ended March 31, 1997, increased 21.9% to $1.7 million, from $1.4 million for the three months ended March 31, 1996. The increase in expense relates to amortization of goodwill from the Bytel acquisition and amortization of an additional noncompete agreement acquired in April 1996.

Stock-Based Employee Compensation. Stock-based employee compensation of $3.3 million in the three months ended March 31, 1996, relates to purchases of the Company's common stock through performance stock purchase agreements with executive officers and key employees. During 1995 and 1994, the Company sold common stock to executive officers and key employees pursuant to performance stock agreements. The structure of the performance stock agreements required "variable" accounting for the related shares until the performance conditions were removed on October 19, 1995, thereby establishing a measurement date. The fair value of the stock was estimated by the Company to be $2.75 per share at that date. Prior to the completion of the Company's initial public offering
(IPO), the deferred compensation was being recognized as stock-based employee compensation expense on a straight-line basis from the time the shares were purchased through November 30, 2001. Upon the completion of the IPO, shares owned by certain executive officers of the Company were no longer subject to the repurchase option. In addition, the repurchase option for the remaining performance stock shares decreased to 20% annually over a five-year period, commencing on the later of an employee's hire date or November 30, 1994. As a result, approximately $3.2 million of stock-based employee compensation expense was recorded when the IPO was completed in March 1996. The scheduled amortization of the stock-based deferred compensation subsequent to March 31, 1997, is approximately $0.1 million per quarter.

Depreciation Expense. Depreciation expense for the three months ended March 31, 1997, increased 26.8% to $1.5 million, from $1.2 million for the three months ended March 31, 1996. The increase in expense relates to capital expenditures made throughout 1996 and the first three months of 1997 in support of the overall growth of the Company.

Operating Income. Operating income for the three months ended March 31, 1997, was $1.3 million, compared to an operating loss of $5.0 million for the three months ended March 31, 1996. The increase between years relates to the factors discussed above.

The Company incurred certain one-time or acquisition-related charges (Acquisition Charges) in connection with its leveraged buy-out of CSG Systems, Inc. in November 1994. The Acquisition Charges include amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill, and stock-based compensation. Operating income for the three months ended March 31, 1997, and 1996, excluding Acquisition Charges of $5.5 million and $8.5 million, was $6.8 million or 17.8% of total revenues, and $3.5 million or 13.0% of total revenues, respectively. See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for additional discussion regarding the Acquisition Charges and the impact of such charges on operations.

Interest Expense. Interest expense for the three months ended March 31, 1997, decreased 63.2% to $0.6 million, from $1.7 million for the three months ended March 31, 1996, with the decrease attributable to scheduled principal payments on the Company's long-term debt, the retirement of $40.3 million of long-term debt with proceeds from the IPO in March 1996, and a decrease in interest rates as a result of the Company favorably amending its long-term credit facility with its bank in April 1996.

Extraordinary Loss From Early Extinguishment Of Debt. Upon the repayment of the $40.3 million of long-term debt with IPO proceeds, the Company recorded an extraordinary charge of $1.3 million in March 1996, for the write-off of deferred financing costs attributable to the portion of the long-term debt repaid.

General
-------

The Company generates a significant amount of its revenues from Tele-Communications, Inc.'s (TCI) cable television operations and Primestar direct broadcast satellite operations (i.e., TCI Satellite Entertainment, Inc.). The Company's existing contract with TCI for its cable television operations, which was scheduled to expire December 31, 1996, has been extended automatically by it terms for one year. TCI has announced it is developing an in-house billing system for use in its cable television operations, and the Company expects TCI's in-house system to replace the Company's system in the future. The Company cannot estimate when TCI's in-house billing solution will be available or the timing of significant conversions from the Company's system to TCI's in-house billing solution. In December 1996, CSG signed a new contract with TCI Satellite Entertainment, Inc. as their exclusive provider of customer management services including the purchase of CSG Phoenix and CSG VantagePoint(TM).

The Company delivered Version 1.1 of CSG Phoenix, its next-generation customer management system for the converging communications industries, on March 31, 1997, for testing and integration at customer sites. The Company presently expects a beta site to be installed in the third quarter of 1997, utilizing Version 1.2 of CSG Phoenix, which is scheduled to be released to a beta customer
in the second quarter of 1997.   The CSG Phoenix system is being developed on a
three-tier client/server, object-oriented architecture and is designed to enable clients to quickly deploy new convergence services such as voice, video and data, and to support large customer service sites. The statements regarding timing of the Company's release of Version 1.2 of CSG Phoenix in the second quarter of 1997 and the installation of a beta site in the third quarter of 1997 are forward-looking statements. The actual timing is subject to delay due to the variety of factors inherent in the development and initial implementation of a new, complex software system. Installation is also subject to factors relating to the integration of the new system with the client's existing systems.

Income Taxes
------------

At March 31, 1997, management of the Company evaluated its previous operating results, as well as projections for 1997 and 1998, and concluded that it was more likely than not that certain of the Company's deferred tax assets would be realized. Accordingly, the Company has recognized a net deferred tax asset of $2.3 million. The Company has recorded a valuation allowance of approximately $23.6 million against the remaining net deferred tax assets since realization of these future benefits is not sufficiently assured as of March 31, 1997.

The Company intends to analyze the realizability of the net deferred tax assets at each future quarterly reporting period. The current quarterly results of operations, as well as the Company's projected results of operations, will determine the required valuation allowance at the end of each quarter. Based on its current projections of operating results for 1997 and 1998, the Company expects to realize additional deferred tax assets in 1997. As a result, the Company does not expect income tax expense for 1997 to be significant. Due primarily to differences in the timing of recognition of the amortization of intangible assets for financial reporting and tax purposes, the Company expects to pay income taxes in 1997.

Liquidity and Capital Resources
-------------------------------

As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $5.8 million. The Company also has a revolving bank line of credit in the amount of $5.0 million of which there were no borrowings outstanding. The line of credit expires November 30, 2001.

During the three months ended March 31, 1997, the Company generated $8.1 million in net cash flow from operating activities. Cash generated from these sources was primarily used to fund capital expenditures of $2.5 million, additions to software of $3.2 million, and to repay long-term debt of $2.5 million.

The Company believes that cash generated from operations and the amount available under the revolving bank line of credit will be sufficient to meet its anticipated cash requirements for operations (including research and development expenditures), income taxes, debt service, and capital expenditures through the next twelve months.

                        CSG SYSTEMS INTERNATIONAL, INC.
                          PART II.  OTHER INFORMATION



Items 1 - 5.   None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11.01  Statement re:  Computation of Per Share Earnings

               27.01  Financial Data Schedule (EDGAR Version Only)

               99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors


          (b)  Reports on Form 8-K

               None

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1997

                                    CSG SYSTEMS INTERNATIONAL, INC.


                                    /s/ Neal C. Hansen
                                    -------------------------------------------
                                    Neal C. Hansen
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Greg A. Parker
                                    -------------------------------------------
                                    Greg A. Parker
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Randy R. Wiese
                                    -------------------------------------------
                                    Randy R. Wiese
                                    Controller and Principal Accounting Officer
                                    (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS



Exhibit
Number                    Description
------                    -----------

11.01           Statement re:  Computation of Per Share Earnings

27.01           Financial Data Schedule (EDGAR Version Only)

99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors