Form 10-Q
period 1997-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 1997-08-14
CIK 1005757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    -----------------

                        Commission file number  0-27512

                        CSG SYSTEMS INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


    Delaware                                       47-0783182
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)


                        7887 East Belleview, Suite 1000
                          Englewood, Colorado 80111
         (Address of principal executive offices, including zip code)

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

                  YES   X                        NO
                      -----                          -----

Shares of common stock outstanding at August 8, 1997:  25,505,204

                        CSG SYSTEMS INTERNATIONAL, INC.

                 FORM 10-Q For the Quarter Ended June 30, 1997


                                     INDEX


                                                                                              Page No.
                                                                                              --------

Part I    -  FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Balance Sheets as of June 30, 1997
             and December 31, 1996.............................................                    3

             Condensed Consolidated Statements of Operations for the Three and
             Six Months Ended June 30, 1997 and 1996...........................                    4

             Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1997 and 1996......................................                    5

             Notes to Condensed Consolidated Financial Statements..............                    6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................                    8


Part II   -  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders...............                   14

Item 6.      Exhibits and Reports on Form 8-K..................................                   16

             Signatures........................................................                   18

             Index to Exhibits.................................................                   19

                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                    June 30,      December 31,
                                                                                                      1997            1996
                                                                                                 --------------  -------------
                                      ASSETS                                                       (unaudited)
                                      ------
 Current Assets:
   Cash and cash equivalents....................................................................  $     2,020    $       6,134
   Accounts receivable-
      Trade-
          Billed, net of allowance of $837 and $819.............................................       36,297           33,141
          Unbilled..............................................................................        2,906            5,220
      Other.....................................................................................        1,810            1,342
   Deferred income taxes........................................................................          117               45
   Other current assets.........................................................................        3,126            2,574
                                                                                                  ------------      -----------
      Total current assets......................................................................       46,276           48,456
                                                                                                  ------------      -----------
 Property and equipment, net of depreciation of $15,717 and $10,664.............................       15,797           13,093
 Investment in discontinued operations..........................................................          732              732
 Software, net of amortization of $28,941 and $22,924...........................................       14,487           13,629
 Noncompete agreements and goodwill, net of amortization of $16,031 and $12,572.................       22,141           25,730
 Client contracts and related intangibles, net of amortization of $10,574 and $8,528............        7,706            9,752
 Deferred income taxes..........................................................................        3,657            1,356
 Other assets...................................................................................        2,273            2,162
                                                                                                  ------------   --------------
      Total assets..............................................................................  $   113,069    $     114,910
                                                                                                  ============   ==============
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
 Current Liabilities:
   Current maturities of long-term debt.........................................................  $     9,000    $      10,000
   Customer deposits............................................................................        6,801            6,450
   Trade accounts payable.......................................................................       10,331           12,620
   Accrued liabilities..........................................................................        7,096            8,177
   Deferred revenue.............................................................................        6,100            5,384
   Accrued income taxes.........................................................................        1,365              945
   Other current liabilities....................................................................          335              450
                                                                                                  ------------   -------------
      Total current liabilities.................................................................       41,028           44,026
                                                                                                  ------------   -------------
 Long-term debt, net of current maturities......................................................       18,500           22,500
 Deferred revenue...............................................................................        8,546            6,420
 Stockholders' Equity:
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
      zero shares issued and outstanding........................................................          -                -
   Common stock, par value $.01 per share; 100,000,000 shares authorized;
      25,501,348 shares and 25,488,876 shares issued and outstanding............................          255              255
   Additional paid-in capital...................................................................      111,696          111,367
   Deferred employee compensation...............................................................         (896)          (1,207)
   Notes receivable from employee stockholders..................................................         (861)            (861)
   Accumulated translation adjustments..........................................................           69              573
   Accumulated deficit..........................................................................      (65,268)         (68,163)
                                                                                                  ------------   --------------
      Total stockholders' equity................................................................       44,995           41,964
                                                                                                  ------------   --------------
      Total liabilities and stockholders' equity................................................  $   113,069    $     114,910
                                                                                                  =============  ==============


                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
              (in thousands, except share and per share amounts)

                                                                           Quarter ended                Six months ended
                                                                    ----------------------------  -----------------------------
                                                                       June 30,       June 30,       June 30,       June 30,
                                                                         1997           1996           1997           1996
                                                                    -------------  -------------  -------------   -------------
Total revenues...................................................    $    41,030    $    30,431    $    79,612     $    57,188
Expenses:
  Cost of revenues:
    Direct costs.................................................         18,253         14,369         36,834          27,200
    Amortization of acquired software............................          2,892          2,751          5,776           5,501
    Amortization of client contracts and related intangibles.....          1,023          1,023          2,046           2,046
                                                                    -------------  -------------  -------------   -------------
          Total cost of revenues.................................         22,168         18,143         44,656          34,747
                                                                    -------------  -------------  -------------   -------------
  Gross margin...................................................         18,862         12,288         34,956          22,441
                                                                    -------------  -------------  -------------   -------------
  Operating expenses:
    Research and development.....................................          5,799          4,792         10,654           9,348
    Selling and marketing........................................          2,760          1,570          5,101           2,990
    General and administrative:
       General and administrative................................          4,658          3,146          8,787           6,428
       Amortization of noncompete agreements and goodwill........          1,732          1,519          3,463           2,939
       Stock-based employee compensation.........................             85             97            287           3,374
    Depreciation.................................................          1,711          1,246          3,220           2,436
                                                                    -------------  -------------  -------------   -------------
         Total operating expenses................................         16,745         12,370         31,512          27,515
                                                                    -------------  -------------  -------------   -------------
Operating income (loss)..........................................          2,117            (82)         3,444          (5,074)
                                                                    -------------  -------------  -------------   -------------
  Other income (expense):
    Interest expense.............................................           (616)          (870)        (1,257)         (2,610)
    Interest income..............................................            166            256            377             485
    Other........................................................             64            -              331             -
                                                                    -------------  -------------  -------------   -------------
         Total other.............................................           (386)          (614)          (549)         (2,125)
                                                                    -------------  -------------  -------------   -------------
Income (loss) before income taxes and extraordinary item.........          1,731           (696)         2,895          (7,199)
  Income tax (provision) benefit.................................            -              -              -               -
                                                                    -------------  -------------  -------------   -------------
Income (loss) before extraordinary item..........................          1,731           (696)         2,895          (7,199)

  Extraordinary loss from early extinguishment of debt...........            -              -              -            (1,260)
                                                                    -------------  -------------  -------------   -------------
Net income (loss)................................................    $     1,731    $      (696)   $     2,895     $    (8,459)
                                                                    =============  =============  =============   =============
Net income (loss) per common and equivalent share:
  Income (loss) before extraordinary item........................    $      0.07    $     (0.03)   $      0.11     $     (0.30)
  Extraordinary loss from early extinguishment of debt...........            -              -              -             (0.05)
                                                                    -------------  -------------  -------------   -------------
  Net income (loss)..............................................    $      0.07    $     (0.03)   $      0.11     $     (0.35)
                                                                    =============  =============  =============   =============
Weighted average common and equivalent shares....................     25,492,658     25,532,945     25,490,958      24,490,889
                                                                    =============  =============  =============   =============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                     (in thousands, except share amounts)


                                                                              Six months ended
                                                                           ----------------------
                                                                           June 30,     June 30,
                                                                             1997         1996
                                                                           --------     ---------
Cash flows from operating activities:
  Net income (loss)......................................................  $  2,895     $ (8,459)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
      Depreciation.......................................................     3,220        2,436
      Amortization.......................................................    11,773       10,901
      Stock-based employee compensation..................................       287        3,374
      Extraordinary loss from early extinguishment of debt...............         -        1,260
      Changes in operating assets and liabilities:
       Trade accounts receivable, net....................................      (924)      (5,999)
       Other receivables.................................................      (468)         835
       Deferred income taxes.............................................    (2,373)      (1,446)
       Other current and noncurrent assets...............................      (896)      (1,374)
       Customer deposits.................................................       351          472
       Trade accounts payable and accrued liabilities....................    (2,890)       3,315
       Deferred revenue..................................................     2,855        4,329
       Other current liabilities.........................................      (115)          71
                                                                           --------     --------
         Net cash provided by operating activities.......................    13,715        9,715
                                                                           --------     --------
Cash flows from investing activities:
  Purchases of property and equipment, net...............................    (5,964)      (2,715)
  Acquisition of businesses, net of cash acquired........................         -       (3,518)
  Additions to software..................................................    (6,875)           -
  Net investment in discontinued operations..............................         -        2,000
                                                                           --------     --------
         Net cash used in investing activities...........................   (12,839)      (4,233)
                                                                           --------     --------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................................       377       44,794
  Purchase and cancellation of common stock..............................       (24)         (20)
  Payment of dividends for redeemable convertible preferred stock........         -       (4,497)
  Payments on long-term debt.............................................    (5,000)     (45,068)
                                                                           --------     --------
         Net cash used in financing activities...........................    (4,647)      (4,791)
                                                                           --------     --------
Effect of exchange rate fluctuations on cash.............................      (343)           -
                                                                           --------     --------
Net increase (decrease) in cash and cash equivalents.....................    (4,114)         691

Cash and cash equivalents, beginning of period...........................     6,134        3,603
                                                                           --------     --------
Cash and cash equivalents, end of period.................................  $  2,020     $  4,294
                                                                           ========     ========

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for-
    Interest.............................................................  $  1,049     $  2,666
    Income taxes.........................................................  $  1,958     $   (653)


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

                        CSG SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. GENERAL

The condensed consolidated financial statements at June 30, 1997, and for the three and six months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results for the entire year ending December 31, 1997.


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

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands). The Company acquired Bytel Limited (Bytel) on June 28, 1996. The results of Bytel's operations since the acquisition are included in the following table and considered in the discussion of the Company's operations that follow:


                                                            Quarter ended June 30,                   Six Months ended June 30,
                                                  ----------------------------------------    -------------------------------------
                                                         1997                  1996                 1997                1996
                                                  ------------------    ------------------    -----------------   -----------------
                                                              % of                  % of                 % of                % of
                                                  Amount    Revenue     Amount    Revenue     Amount   Revenue    Amount   Revenue
                                                  -------   --------    -------   --------    -------  --------   -------  --------
Total revenues..................................  $41,030     100.0%    $30,431     100.0%    $79,612      100%   $57,188      100%

Expenses:
  Cost of revenues:
       Direct costs.............................   18,253      44.5%     14,369      47.2%     36,834     46.3%    27,200     47.6%
       Amortization of acquired software........    2,892       7.0%      2,751       9.0%      5,776      7.3%     5,501      9.6%
       Amortization of client contracts and
            related intangibles.................    1,023       2.5%      1,023       3.4%      2,046      2.6%     2,046      3.6%
                                                  -------   --------    -------   --------    -------  --------   -------  --------
            Total cost of revenues..............   22,168      54.0%     18,143      59.6%     44,656     56.2%    34,747     60.8%
                                                  -------   --------    -------   --------    -------  --------   -------  --------
  Gross margin..................................   18,862      46.0%     12,288      40.4%     34,956     43.8%    22,441     39.2%
                                                  -------   --------    -------   --------    -------  --------   -------  --------
  Operating expenses:
     Research and development...................    5,799      14.1%      4,792      15.7%     10,654     13.4%     9,348     16.3%
     Selling and marketing......................    2,760       6.7%      1,570       5.2%      5,101      6.4%     2,990      5.2%
     General and administrative:
       General and administrative ..............    4,658      11.4%      3,146      10.3%      8,787     11.0%     6,428     11.2%
       Amortization of noncompete agreements
             and goodwill.......................    1,732       4.2%      1,519       5.0%      3,463      4.3%     2,939      5.1%
       Stock-based employee compensation........       85       0.2%         97       0.3%        287      0.4%     3,374      5.9%
     Depreciation...............................    1,711       4.2%      1,246       4.1%      3,220      4.0%     2,436      4.3%
                                                  -------   --------    -------   --------    -------  --------   -------  --------
       Total operating expenses.................   16,745      40.8%     12,370      40.6%     31,512     39.5%    27,515     48.0%
                                                  -------   --------    -------   --------    -------  --------   -------  --------
Operating income (loss).........................    2,117       5.2%        (82)     (0.2)%     3,444      4.3%    (5,074)    (8.8)%
                                                  -------   --------    -------   --------    -------  --------   -------  --------
  Other income (expense):
     Interest expense...........................     (616)     (1.5)%      (870)     (2.9)%    (1,257)    (1.6)%   (2,610)    (4.6)%
     Interest income............................      166       0.4%        256       0.8%        377      0.5%       485      0.8%
     Other......................................       64       0.2%          -         -         331      0.4%         -        -
                                                  -------   --------    -------   --------    -------  --------   -------  --------
       Total other..............................     (386)     (0.9)%      (614)     (2.1)%      (549)    (0.7)%   (2,125)    (3.8)%
                                                  -------   --------    -------   --------    -------  --------   -------  --------
Income (loss) before income taxes and
     extraordinary item.........................    1,731       4.3%       (696)     (2.3)%     2,895      3.6%    (7,199)   (12.6)%
  Income tax (provision) benefit................        -         -           -         -           -        -          -        -
                                                  -------   --------    -------   --------    -------  --------   -------  --------
Income (loss) before extraordinary item.........    1,731       4.3%       (696)     (2.3)%     2,895      3.6%    (7,199)   (12.6)%
  Extraordinary loss from early extinguishment
       of debt..................................        -         -           -         -           -        -     (1,260)    (2.2)%
                                                  -------   --------    -------   --------    -------  --------   -------  --------
Net income (loss)...............................  $ 1,731       4.3%    $  (696)     (2.3)%   $ 2,895      3.6%   $(8,459)   (14.8)%
                                                  =======   ========    =======   ========    =======  ========   =======  ========

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues. Total revenues for the three months ended June 30, 1997, increased 34.8% to $41.0 million, from $30.4 million for the three months ended June 30, 1996, due primarily to i) increased revenue from the Company's processing and related services, and ii) increased revenue from the Company's software and related product sales and professional consulting services.

Revenues from processing and related services for the three months ended June 30, 1997, increased 16.8% to $32.2 million, from $27.6 million for the three months ended June 30, 1996. This increase is due primarily to an increase in the number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. Customers serviced as of June 30, 1997, and 1996, respectively, were 20.0 million and 18.1 million, an increase of 10.8%. The increase in the number of customers was due to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due primarily to price increases included in client contracts and increased usage of ancillary services by clients.

Revenues from software and related product sales and professional consulting services for the three months ended June 30, 1997, were $8.8 million, compared to $2.8 million for the three months ended June 30, 1996. This increase relates to the introduction of the Company's new software products and professional consulting services in early 1996 with continued expansion throughout 1996, and the inclusion of revenues from Bytel's operations for the three months ended June 30, 1997, with no comparable amounts included for Bytel for the second quarter of 1996.

Gross Margin. Gross margin for the three months ended June 30, 1997, increased 53.5% to $18.9 million, from $12.3 million for the three months ended June 30, 1996, due primarily to revenue growth. The gross margin percentage increased to 46.0% for the three months ended June 30, 1997, compared to 40.4% for the three months ended June 30, 1996. The overall increase in the gross margin percentage is due primarily to i) the increase in revenues while the amount of amortization of acquired software and amortization of client contracts and related intangibles remained approximately the same, and ii) the improvement in gross margin from processing and related services, due primarily to the increase in revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. Research and development (R&D) expense for the three months ended June 30, 1997, increased 21.0% to $5.8 million, from $4.8 million for the three months ended June 30, 1996. As a percentage of total revenues, R&D expense decreased to 14.1% for the three months ended June 30, 1997, from 15.7% for the three months ended June 30, 1996. The Company capitalized software development costs, related to CSG Phoenix(TM), of approximately $3.7 million during the three months ended June 30, 1997, which consisted of $2.8 million of internal development costs and $0.9 million of purchased software. No software development costs were capitalized during the three months ended June 30, 1996. As a result, total R&D expenditures (i.e., the total R&D costs expensed, plus the capitalized internal development costs) for the three months ended June 30, 1997, and 1996, were $8.6 million, or 21.0% of total revenues, and $4.8 million, or 15.7% of total revenues, respectively. The overall increase in the R&D expenditures is due primarily to continued efforts on several products which are in development, principally CSG Phoenix, and to enhancements of the Company's existing products. The increased R&D expenditures consist primarily of increases in salaries, benefits, and other programming-related expenses.

Selling and Marketing Expense. Selling and marketing expense for the three months ended June 30, 1997, increased 75.8% to $2.8 million, from $1.6 million for the three months ended June 30, 1996. As a percentage of total revenues, selling and marketing expense increased to 6.7% for the three months ended June 30, 1997, from 5.2% for the three months ended June 30, 1996. The increase in expense is due primarily to continued growth of the Company's direct sales force. The Company began building a new direct sales force in mid-1995 and has continued to expand its sales force since that time.

General and Administrative Expense. General and administrative (G&A) expense for the three months ended June 30, 1997, increased 48.1% to $4.7 million, from $3.1 million for the three months ended June 30, 1996. As a percentage of total revenues, G&A expense increased to 11.4% for the three months ended June 30, 1997, from 10.3% for the three months ended June 30, 1996. The increase in expense relates primarily to i) the continued development of the

Company's management team and related administrative staff, added throughout 1996 and during the first six months of 1997, to support the Company's revenue growth, ii) an increase in facility costs to support employee growth, including the cost of relocating the Company's corporate headquarters from Englewood to Denver, Colorado, iii) an increase in costs associated with the Company's annual report and other public reporting requirements, and iv) the inclusion of G&A expenses from Bytel's operations for the three months ended June 30, 1997, with no comparable amounts included for Bytel for the second quarter of 1996.

Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill for the three months ended June 30, 1997, increased 14.0% to $1.7 million, from $1.5 million for the three months ended June 30, 1996. The increase in expense relates to amortization of goodwill from the Bytel acquisition and amortization of an additional noncompete agreement acquired in April 1996.

Depreciation Expense. Depreciation expense for the three months ended June 30, 1997, increased 37.3% to $1.7 million, from $1.2 million for the three months ended June 30, 1996. The increase in expense relates to capital expenditures made throughout 1996 and the first six months of 1997 in support of the overall growth of the Company.

Operating Income. Operating income for the three months ended June 30, 1997, was $2.1 million, compared to an operating loss of $0.1 million for the three months ended June 30, 1996. The increase between years relates to the factors discussed above.

The Company incurred certain one-time or acquisition-related charges (Acquisition Charges) in connection with its leveraged buy-out of CSG Systems, Inc. in November 1994. The Acquisition Charges include amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill, and stock-based compensation. Operating income for the three months ended June 30, 1997, and 1996, excluding Acquisition Charges of $5.4 million and $5.3 million, was $7.6 million or 18.4% of total revenues, and $5.2 million or 17.1% of total revenues, respectively. See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for additional discussion regarding the Acquisition Charges and the impact of such charges on operations.

Interest Expense. Interest expense for the three months ended June 30, 1997, decreased 29.2% to $0.6 million, from $0.9 million for the three months ended June 30, 1996, with the decrease attributable primarily to scheduled principal payments on the Company's long-term debt.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues. Total revenues for the six months ended June 30, 1997, increased 39.2% to $79.6 million, from $57.2 million for the six months ended June 30, 1996, due primarily to i) increased revenue from the Company's processing and related services, and ii) increased revenue from the Company's software and related product sales and professional consulting services.

Revenues from processing and related services for the six months ended June 30, 1997, increased 16.0% to $63.0 million, from $54.3 million for the six months ended June 30, 1996. This increase is due primarily to an increase in the number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. The increase in the number of customers was due to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due primarily to price increases included in client contracts and increased usage of ancillary services by clients.

Revenues from software and related product sales and professional consulting services for the six months ended June 30, 1997, were $16.6 million, compared to $2.9 million for the six months ended June 30, 1996. This increase relates to the introduction of the Company's new software products and professional consulting services in early 1996 with continued expansion throughout 1996, and the inclusion of revenues from Bytel's operations for the six months ended June 30, 1997, with no comparable amounts included for Bytel for the first six months of 1996.

Gross Margin. Gross margin for the six months ended June 30, 1997, increased 55.8% to $35.0 million, from $22.4 million for the six months ended June 30, 1996, due primarily to revenue growth. The gross margin percentage increased to 43.8% for the six months ended June 30, 1997, compared to 39.2% for the six months ended June 30, 1996. The overall increase in the gross margin percentage is due primarily to i) the increase in revenues while the amount of amortization of acquired software and amortization of client contracts and related intangibles remained approximately the same, and ii) the improvement in gross margin from processing and related services, due primarily to the increase in revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. Research and development (R&D) expense for the six months ended June 30, 1997, increased 14.0% to $10.7 million, from $9.3 million for the six months ended June 30, 1996. As a percentage of total revenues, R&D expense decreased to 13.4% for the six months ended June 30, 1997, from 16.3% for the six months ended June 30, 1996. The Company capitalized software development costs, related to CSG Phoenix, of approximately $6.8 million during the six months ended June 30, 1997, which consisted of $5.6 million of internal development costs and $1.2 million of purchased software.
No software development costs were capitalized during the six months ended June 30, 1996. As a result, total R&D expenditures (i.e., the total R&D costs expensed, plus the capitalized internal development costs) for the six months ended June 30, 1997, and 1996, were $16.3 million, or 20.4% of total revenues, and $9.3 million, or 16.3% of total revenues, respectively. The overall increase in the R&D expenditures is due primarily to continued efforts on several products which are in development, principally CSG Phoenix, and to enhancements of the Company's existing products. The increased R&D expenditures consist primarily of increases in salaries, benefits, and other programming-related expenses.

Selling and Marketing Expense. Selling and marketing expense for the six months ended June 30, 1997, increased 70.6% to $5.1 million, from $3.0 million for the six months ended June 30, 1996. As a percentage of total revenues, selling and marketing expense increased to 6.4% for the six months ended June 30, 1997, from 5.2% for the six months ended June 30, 1996. The increase in expense is due primarily to continued growth of the Company's direct sales force. The Company began building a new direct sales force in mid-1995 and has continued to expand its sales force since that time.

General and Administrative Expense. General and administrative (G&A) expense for the six months ended June 30, 1997, increased 36.7% to $8.8 million, from $6.4 million for the six months ended June 30, 1996. As a percentage of total revenues, G&A expense decreased to 11.0% for the six months ended June 30, 1997, from 11.2% for the six months ended June 30, 1996. The increase in expense relates primarily to i) the continued development of the Company's management team and related administrative staff, added throughout 1996 and during the first six months of 1997, to support the Company's revenue growth, ii) an increase in facility costs to support employee growth, including the cost of relocating the Company's corporate headquarters from Englewood to Denver, Colorado, iii) an increase in costs associated with the Company's annual report and other public reporting requirements, and iv) the inclusion of G&A expenses from Bytel's operations for the six months ended June 30, 1997, with no comparable amounts included for Bytel for the first six months of 1996.

Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill for the six months ended June 30, 1997, increased 17.8% to $3.5 million, from $2.9 million for the six months ended June 30, 1996. The increase in expense relates to amortization of goodwill from the Bytel acquisition and amortization of an additional noncompete agreement acquired in April 1996.

Stock-Based Employee Compensation. Stock-based employee compensation of $3.4 million in the six months ended June 30, 1996, relates to purchases of the Company's common stock through performance stock purchase agreements with executive officers and key employees. During 1995 and 1994, the Company sold common stock to executive officers and key employees pursuant to performance stock agreements. The structure of the performance stock agreements required "variable" accounting for the related shares until the performance conditions were removed on October 19, 1995, thereby establishing a measurement date. The fair value of the stock was estimated by the Company to be $2.75 per share at that date. Prior to the completion of the Company's initial public offering
(IPO), the deferred compensation was being recognized as stock-based employee compensation expense on a straight-line basis from the time the shares were purchased through November 30, 2001. Upon the completion of the IPO, shares owned by certain executive officers of the Company were no longer subject to the repurchase option. In addition, the repurchase option for the remaining performance stock shares decreased to 20% annually over a five-year period, commencing on the later of an employee's hire date or November 30, 1994. As a result, approximately $3.2 million of stock-based employee compensation expense was recorded when the IPO was completed in March 1996. The scheduled amortization of the stock-based deferred compensation subsequent to June 30, 1997, is approximately $0.1 million per quarter.

Depreciation Expense. Depreciation expense for the six months ended June 30, 1997, increased 32.2% to $3.2 million, from $2.4 million for the six months ended June 30, 1996. The increase in expense relates to capital expenditures made throughout 1996 and the first six months of 1997 in support of the overall growth of the Company.

Operating Income. Operating income for the six months ended June 30, 1997, was $3.4 million, compared to an operating loss of $5.1 million for the six months ended June 30, 1996. The increase between years relates to the factors discussed above.

Operating income for the six months ended June 30, 1997, and 1996, excluding Acquisition Charges of $11.0 million and $13.8 million, was $14.4 million or 18.1% of total revenues, and $8.7 million or 15.2% of total revenues, respectively. See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for additional discussion regarding the Acquisition Charges and the impact of such charges on operations.

Interest Expense. Interest expense for the six months ended June 30, 1997, decreased 51.8% to $1.3 million, from $2.6 million for the six months ended June 30, 1996, with the decrease attributable to i) scheduled principal payments on the Company's long-term debt, ii) the retirement of $40.3 million of long-term debt with proceeds from the IPO in March 1996, and iii) a decrease in interest rates as a result of the Company favorably amending its long-term credit facility with its bank in April 1996.

Extraordinary Loss From Early Extinguishment Of Debt. Upon the repayment of the $40.3 million of long-term debt with IPO proceeds, the Company recorded an extraordinary charge of $1.3 million in March 1996, for the write-off of deferred financing costs attributable to the portion of the long-term debt repaid.

General
-------

The Company generates a significant amount of its revenues from Tele-Communications, Inc.'s (TCI) cable television operations. In July 1997, the Company signed a multi-year renewal contract to continue to provide customer care and billing systems to support TCI's cable television subscribers. The renewal contract replaced the Company's previous contract with TCI which was scheduled to expire December 31, 1997. On August 10, 1997, the Company signed a 15-year exclusive contract with a TCI affiliate to consolidate 13 million TCI subscribers onto the Company's customer care and billing systems (the 15-Year Contract). On August 10, 1997, the Company also entered into an agreement with TCI affiliates to acquire certain SUMMITrak assets, an in-house customer care and billing system developed by TCI, for $106 million in cash, up to $26 million in various contingent payments, and warrants to purchase up to 1.5 million shares of the Company's common stock, with the contingent payments and warrants based upon the achievement of certain milestones by TCI specified in the 15-Year Contract. Both the closing of the SUMMITrak asset purchase and the effectiveness of the 15-Year Contract are subject to certain conditions, including governmental filings and approvals. If the 15-Year Contract closes and becomes effective, it would replace the renewal contract signed in July 1997. Currently, the Company has approximately 4 million of TCI's subscribers on its systems. Under the 15-Year Contract, the Company and TCI plan to consolidate the 13 million subscribers under an agreed upon conversion schedule. Converting multiple sites under an aggressive time schedule poses certain risks. Factors affecting the conversion schedule include the frequency and severity of database discrepancies, installation of compatible hardware, network and software products, as well as the availability and cooperation of qualified personnel from all the parties involved in the conversion. TCI's minimum financial commitments under the 15-Year Contract are subject to certain performance criteria by the Company.

As previously reported, the Company delivered Version 1.1 of CSG Phoenix, its next generation customer management system for the converging communications industries, on March 31, 1997. The primary purpose for the release of this code was for basic testing and integration at customer sites. This testing resulted in the discovery of a number of incident reports and configuration issues. The Company is currently examining the size and magnitude of these issues, and will have an estimated date for when CSG Phoenix will go into production when that analysis is completed. The Company is in the process of working with its Phoenix partners to coordinate the next steps for both the testing of the product, as well as rescheduling the new, estimated production date. Any statements regarding development and timing of the dates on which CSG Phoenix will go into production at any particular client site are forward-looking statements. The actual timing is subject to delay due to the variety of factors inherent in the development and initial implementation of a new, complex software system. Installation is also subject to factors relating to the integration of the new system with the client's existing systems.

Income Taxes
------------

At June 30, 1997, management of the Company evaluated its previous operating results, as well as projections for 1997 and 1998, and concluded that it was more likely than not that certain of the Company's deferred tax assets would be realized. Accordingly, the Company has recognized a net deferred tax asset of $3.8 million. The Company has recorded a valuation allowance of approximately $22.9 million against the remaining net deferred tax assets since realization of these future benefits is not sufficiently assured as of June 30, 1997.

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

Liquidity and Capital Resources
-------------------------------

As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $2.0 million. The Company also has a revolving bank line of credit in the amount of $5.0 million of which there were no borrowings outstanding. The line of credit expires November 30, 2001.

During the six months ended June 30, 1997, the Company generated $13.7 million in net cash flow from operating activities. Cash generated from these sources was primarily used to fund capital expenditures of $6.0 million, additions to software of $6.9 million, and to repay long-term debt of $5.0 million.

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

                        CSG SYSTEMS INTERNATIONAL, INC.
                         PART II.   OTHER INFORMATION



Items 1 - 3.   None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) The 1997 annual meeting (the "Annual Meeting") of stockholders of CSG Systems International, Inc. was held on May 29, 1997.

          (b)  The following persons were elected as directors at the Annual
               Meeting:

                        Class I (term expiring in 1998)
                        -------------------------------

                                James D. Norrod
                              Rockwell A. Schnabel

                        Class II (term expiring in 1999)
                        --------------------------------

                                Royce J. Holland
                              Bernard W. Reznicek

                       Class III (term expiring in 2000)
                       ---------------------------------
                                George F. Haddix
                                 Neal C. Hansen
                                 Frank V. Sica

               No other director's term of office continued after the Annual Meeting.

          (c)  (i)   Votes were cast or withheld in the election of directors at the Annual Meeting as follows:


                    Director                         For                 Against
                    --------                         ---                 -------
               James D. Norrod                    21,263,062              13,043
               Rockwell A. Schnabel               21,263,112              12,993
               Royce J. Holland                   21,263,112              12,993
               Bernard W. Reznicek                21,262,787              13,318
               George F. Haddix                   21,263,006              13,099
               Neal C. Hansen                     21,263,162              12,943
               Frank V. Sica                      21,263,112              12,993

               (ii) Votes were cast at the Annual Meeting with respect to approval of amendments to the corporation's Restated Certificate of Incorporation and Revised By-Laws to divide the Board of Directors into three classes and to provide for the composition of such classes as follows:

                           For:        18,195,261

                           Against:     2,268,955

                    Abstain:         7,071

                 There were broker nonvotes as to 804,817 shares on this matter. This matter received sufficient votes to pass.

          (iii) Votes were cast at the Annual Meeting with respect to approval of amendments to the corporation's Restated Certificate of Incorporation and Revised By-Laws to provide that directors may be removed only for cause and only by a 75% vote of stockholders as follows:

                    For:          18,236,990

                    Against:       2,239,111

                    Abstain:           5,869

                 There were broker nonvotes as to 794,135 shares on this matter. This matter received sufficient votes to pass.

          (iv) Votes were cast at the Annual Meeting with respect to approval of amendments to the corporation's Restated Certificate of Incorporation and Revised By-Laws to provide that any vacancy on the Board of Directors may be filled only by a vote of the remaining directors then in office as follows:

                    For:           20,397,327

                    Against:           77,162

                    Abstain:            7,481

                 There were broker nonvotes as to 794,135 shares on this matter. This matter received sufficient votes to pass.

          (v) Votes were cast at the Annual Meeting with respect to approval of amendments to the corporation's Restated Certificate of Incorporation and Revised By-Laws to provide that the Board of Directors shall consist of not fewer than five members and not more than thirteen members and that the exact number of authorized directors shall be determined by a majority vote of the total number of authorized directors most recently fixed by the Board of Directors as follows:

                    For:           20,392,618

                    Against:           84,832

                    Abstain:            4,519

                 There were broker nonvotes as to 794,135 shares on this matter. This matter received sufficient votes to pass.

          (vi) Votes were cast at the Annual Meeting with respect to approval of amendments to the corporation's Restated Certificate of Incorporation to provide that advance notice of stockholder nominations of persons for election to the Board of Directors must be given to the corporation, together with certain required information, as follows:

                                    For:        19,444,746

                                    Against:     1,032,782

                                    Abstain:         4,442

                             There were broker nonvotes as to 794,135 shares on this matter. This matter received sufficient votes to pass.

                     (vii) Votes were cast at the Annual Meeting with respect to approval of amendments to the corporation's Restated Certificate of Incorporation to require a 75% vote of stockholders to alter, amend, or repeal any of the provisions referred to in subparagraphs
                             (ii) through (vi) above as follows:

                                    For:        18,216,365

                                    Against:     2,260,137

                                    Abstain:         5,467

                             There were broker nonvotes as to 794,135 shares on this matter. This matter received sufficient votes to pass.

                    (viii) Votes were cast at the Annual Meeting with respect to approval of the corporation's Stock Option Plan for Non-Employee Directors as follows:

                                    For:        20,227,302

                                    Against:     1,032,224

                                    Abstain:         5,924

                             There were broker nonvotes as to 10,655 shares on this matter. This matter received sufficient votes to pass.

Item 5.   None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)       Exhibits

                    3.02     Revised By-Laws of CSG Systems International, Inc.

                    3.03     Certificate of Amendment of Restated Certificate of
                                  Incorporation of CSG Systems International,
                                  Inc.

                    10.44    CSG Systems International, Inc. Stock Option Plan
                                  for Non-Employee Directors

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

Dated:  August 14, 1997

                                CSG SYSTEMS INTERNATIONAL, INC.


                                /s/ Neal C. Hansen
                                ---------------------------------------
                                Neal C. Hansen
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)



                                /s/ Greg A. Parker
                                ---------------------------------------
                                Greg A. Parker
                                Vice President and Chief Financial Officer
                                (Principal Financial Officer)



                                /s/ Randy R. Wiese
                                ---------------------------------------
                                Randy R. Wiese
                                Controller and Principal Accounting Officer
                                (Principal Accounting Officer)

                         CSG SYSTEMS INTERNATIONAL, INC.

                                INDEX TO EXHIBITS




Exhibit
Number                              Description
-------                             -----------

3.02         Revised By-Laws of CSG Systems International, Inc.

3.03         Certificate of Amendment of Restated Certificate of Incorporation
                  of CSG Systems International, Inc.

10.44        CSG Systems International, Inc. Stock Option Plan for Non-Employee
                  Directors

27.01        Financial Data Schedule (EDGAR Version Only)

99.01        Safe Harbor for Forward-Looking Statements Under the Private
                  Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors