Form 10-K/A
period 1996-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 1997-08-25
CIK 1005757

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          FORM 10-K/A AMENDMENT NO. 1

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


================================================================================

      The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, that was filed by the Registrant with the Securities and Exchange Commission on March 31, 1997, for the purpose of filing Exhibit 10.40A and Exhibit 10.40B and amending the Exhibit Index.


SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: August 22, 1997                      CSG Systems International, Inc.


                                       By: /s/ Randy R. Wiese
                                           -------------------------
                                           Randy R. Wiese
                                           Controller and Principal
                                           Accounting Officer

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
  2.01(1) Agreement of Merger among CSG Systems International, Inc., CSG
           Acquisition Corporation, Cable Services Group, Inc. and First Data
           Resources Inc., dated October 26, 1994
  2.02(1) Agreement of Merger among CSG Systems International, Inc., Anasazi
           Acquisition Corporation, Anasazi Inc. and First Data Corporation,
           dated November 29, 1994
  2.03(1) Amendment Agreement between First Data Corporation, First Data
           Resources Inc., CSG Systems International, Inc., CSG Systems, Inc.
           and Anasazi Inc., dated April 27, 1995
  2.04(1) Pre-Merger Loan Agreement among CSG Acquisition Corporation, certain lenders, and Banque Paribas, as Agent, dated November 30, 1994
  2.05(3) Amended and Restated Loan Agreement among CSG Systems, Inc., certain lenders, and Banque Paribas, as Agent, dated April 26, 1996
  2.06(1) Anasazi Inc. Series A and B Preferred Stock Purchase Agreement among
           Anasazi Inc. and each of the purchasers listed on the Schedule of
           Purchasers attached thereto, dated August 31, 1995
  2.07(1) Founder Stock Purchase Agreement between CSG Systems International,
           Inc. and Neal C. Hansen, dated November 30, 1994
  2.08(1) Founder Stock Purchase Agreement between CSG Systems International,
           Inc. and George Haddix, dated November 30, 1994
  2.09(1) Founder Performance Stock Purchase Agreement between CSG Systems
           International, Inc. and Neal C. Hansen, dated November 30, 1994, and first and second amendments thereto
  2.10(1) Founder Performance Stock Purchase Agreement between CSG Systems
           International, Inc. and George Haddix, dated November 30, 1994, and first and second amendments thereto
  2.11(1) Series A Preferred Stock Purchase Agreement among CSG Systems
           International, Inc. and the purchasers listed on the Schedule of
           Purchasers attached thereto, dated November 30, 1994
  2.12(1) Stockholders Agreement among CSG Systems International, Inc. and each of the investors listed on the Schedule of Investors attached thereto, dated November 30, 1994
  2.13(1) Stockholders Agreement among Anasazi Inc. and each of the investors listed on the Schedule of Investors attached thereto, dated August
           31, 1995
  2.14(1) Swap Transaction Cap letter agreements dated December 16, 1994
  2.15(1) Consent and Limited Waiver dated as of January 4, 1996, by and among
           CSG Systems, Inc., the Company, and Banque Paribas, as Agent
  2.16(2) Share Purchase Agreement among Cray Systems Ltd., Digital Equipment
           Company Ltd. and CSG Systems International, Inc. dated June 28, 1996
  2.17(2) Administration and Development Services Agreement between Cray
           Systems Ltd. and Bytel Limited dated June 28, 1996
  2.18(4) First Amendment and Limited Waiver, dated August 14, 1996, to the
           Amended and Restated Loan Agreement among CSG Systems, Inc., certain lenders and Banque Paribas, as Agent
  3.01(1) Restated Certificate of Incorporation of the Company
  3.02(1) Restated Bylaws of the Company
  4.01(1) Form of Common Stock Certificate
 10.01(1) CSG Systems International, Inc. 1995 Incentive Stock Plan
 10.02(1) CSG Employee Stock Purchase Plan
 10.03(1) CSG Systems International, Inc. 1996 Stock Incentive Plan

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
 10.04(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and George Haddix, dated August 17, 1995, and first amendment thereto
 10.05(1)  Employee Restricted Stock Purchase Agreement between CSG Systems
            International, Inc. and John P. Pogge, dated March 6, 1995
 10.06(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and John P. Pogge, dated March 6, 1995, and first and second amendments thereto
 10.07(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and John P. Pogge, dated May 16, 1995, and first and second amendments thereto
 10.08(1)  Employee Restricted Stock Purchase Agreement between CSG Systems
            International, Inc. and David I. Brenner, dated February 14, 1995
 10.09(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and David I. Brenner, dated February 14, 1995, and first and second amendments thereto
 10.10(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and David I. Brenner, dated May 16, 1995, and first and second amendments thereto
 10.11(1)  Registration Rights Agreement among CSG Systems International, Inc.
            and the purchasers listed on the Schedule of Purchasers attached thereto, dated November 30, 1994
 10.12(1)  Guaranty by CSG Systems International, Inc. in favor of certain lenders and Banque Paribas, as Agent, dated November 30, 1994
 10.13(1)  Registration Rights Agreement among Anasazi Inc. and the purchasers listed on the Schedule of Purchasers attached thereto, dated August
            31, 1995
 10.14(1)  Employment Agreement with Neal C. Hansen
 10.15(1)  Employment Agreement with George F. Haddix
 10.16(1)  Indemnification Agreements between CSG Systems International, Inc.
            and its directors and certain officers
 10.17(1)  Lease, Assignment and Acceptance of Lease, Assignment and Assumption
            of Lease, and First Amendment to Lease respecting facility at 2525
            North 117th Avenue, Omaha, Nebraska
 10.18(1)  Lease, Assignment and Assumption of Leases, and Lease Amendment
            respecting facility at 14301 Chandler Road, Omaha, Nebraska
 10.19(1)  Lease and Sublease respecting facility at 4949 Pearl East Circle,
            Boulder, Colorado
 10.20(1)  Lease and Sublease respecting facility at 5251 DTC Parkway,
            Englewood, Colorado
 10.21(1)* Services Agreement between First Data Technologies, Inc. and Cable
            Services Group, Inc., dated October 26, 1994
 10.22(1)* Subscriber Billing Service Agreement between First Data Resources
            Inc. and TCI Cable Management Corporation, dated April 29, 1992, and Addendum to the Subscriber Billing Service Agreement, dated
            April 8, 1994
 10.23(1)* Subscriber Billing Service Agreement between Paragon Communications and First Data Resources Inc. dated January 1, 1989, and the first amendment thereto, and Consent to Assignment and Delegation
 10.24(1)* Subscriber Billing Service Agreement between Time Warner Cable and
            First Data Resources Inc. dated October 27, 1993, and first and second amendments thereto
 10.25(1)* Subscriber Billing Service Agreement between American Cablevision of
            Coronado and First Data Resources Inc. dated January 5, 1990, and the first amendment thereto

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
 10.26(1)* Subscriber Billing Service Agreement between Southwestern Cable TV and First Data Resources Inc. dated October 1, 1985, and amendments thereto
 10.27(1)* Subscriber Billing Service Agreement between First Data Resources
            Inc. and Manhattan Cable Television, Inc. dated September 25, 1991
 10.28(1)* Subscriber Billing Service Agreement between First Data Resources
            Inc. and Cablevision Industries Corporation, and addenda one, two and three thereto
 10.29(1)* Subscriber Billing Service Agreement between Warner Cable
            Communications, Inc. and First Data Resources Inc. dated July 1,
            1991, the first and second amendments thereto, and consents to assignment and delegation with respect thereto
 10.30(1)* Subscriber Billing Service Agreement between Time Warner Cable and
            First Data Resources Inc. dated October 18, 1993
 10.31(1)* Subscriber Billing Service Agreement between Cable Services Group,
            Inc. and Time Warner Cable of New York dated December 9, 1994, and addenda one and two thereto
 10.32(1)* Subscriber Billing Service Agreement between Cable Services Group,
            Inc. and Time Warner Programming Co. dated April 30, 1994
 10.33(1)* Subscriber Billing Service Agreement between Paragon Communications and First Data Resources Inc. dated March 9, 1989, and First
            Amendment thereto dated June 30, 1993, and Consent to Assignment and delegation dated March 1, 1994
 10.34(1)* Subscriber Billing Service Agreement between KBLCOM Inc. and First
            Data Resources Inc. dated June 20, 1989, Consent to Assignment and
            Delegation dated January 1, 1994, and Addendum I to Subscriber
            Billing Service Agreement dated July 27, 1994
 10.35(1)* Subscriber Billing Service Agreement between Paragon Communications and First Data Resources Inc. dated April 14, 1989, and First
            Amendment thereto dated December 20, 1991, and Consent to
            Assignment and Delegation dated January 1, 1994
 10.36(1)* Subscriber Billing Service Agreement between Paragon Communications
            Inc. and First Data Resources Inc. dated March 1, 1989, the first, second, third and fourth amendments thereto, and Consent to
            Assignment and Delegation
 10.37(1)* Printing and Mailing Services Agreement between CSG Systems, Inc.
            and PageMart, Inc., dated August 29, 1995
 10.38(1)* First Amendment to Services Agreement between First Data
            Technologies, Inc. and CSG Systems, Inc. dated December 8, 1995, and Second Amendment to Services Agreement between First Data
            Technologies, Inc. and CSG Systems, Inc. dated January 30, 1996
 10.39     CSG Systems, Inc. Wealth Accumulation Plan, as amended November 14,
            1996 (previously filed as and incorporated by reference to Exhibit
            10.38 to the Registrant's Quarterly Report on Form 10-Q for the
            period ended September 30, 1996)
 10.40(5)* Amended and Restated Services Agreement between First Data
            Technologies, Inc. and CSG Systems, Inc., formerly known as Cable
            Services Group, Inc., dated December 31, 1996
 10.40A    Schedules 2.11, 2.14, 5.3 and 6.4 and Exhibit 9(a) to Schedule 5.6
            to Amended and Restated Services Agreement between First Data
            Technologies, Inc. and CSG Systems, Inc., formerly known as Cable
            Services Group, Inc., dated December 31, 1996.
 10.40B(P) Schedules 1.21 and 1.47 and Exhibit A to Schedule 5.6 to Amended and
            Restated Services Agreement between First Data Technologies, Inc.
            and CSG Systems, Inc., formerly known as Cable Services Group, Inc., dated December 31, 1996.
 10.41(5)  Third Amendment to Subscriber Billing Service Agreement between CSG
            Systems, Inc. and TCI Cable Management Corporation, dated March 1,
            1996
 10.42(5)  Fourth Amendment to Subscriber Billing Service Agreement between CSG
            Systems, Inc. and TCI Cable Management Corporation, dated March 29,
            1996
 10.43(5)  Fifth Amendment to Subscriber Billing Service Agreement between CSG
            Systems, Inc. and TCI Cable Management Corporation, dated September
            30, 1996
 11.01(5)  Statement re: Computation of Per Share Earnings
 21.01(5)  Subsidiaries of the Company

 EXHIBIT
 NUMBER                           DESCRIPTION
 -------                          -----------
  23.01(5) Consent of Arthur Andersen LLP
  24.01(5) Power of Attorney
  27.01(5) Financial Data Schedule (EDGAR Version Only)
  99.01(5) Safe Harbor for Forward-Looking Statements Under the Private
           Securities Litigation Reform Act of 1995--Certain Cautionary
           Statements and Risk Factors

--------
(1) Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated July 9, 1996.
(3) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
(4) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(5) Previously filed

 * Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.