Form 10-Q
period 1997-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 1997-11-14
CIK 1005757

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                             YES   X   NO
                                 -----     -----


Shares of common stock outstanding at November 12, 1997:  25,475,032

                        CSG SYSTEMS INTERNATIONAL, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX



                                                                                 PAGE NO.
                                                                                 --------

Part I -    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets as of September 30, 1997
            and December 31, 1996.................................................  3

            Condensed Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 1997 and 1996..............................  4

            Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1997 and 1996.....................................  5

            Notes to Condensed Consolidated Financial Statements..................  6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................  9


Part II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...................................... 16

            Signatures............................................................ 17

            Index to Exhibits..................................................... 18


                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                             September 30,  December 31,
                                                                                                 1997           1996
                                                                                             -------------  ------------
                                              ASSETS                                           (unaudited)
                                              ------
Current Assets:
  Cash and cash equivalents...............................................................      $ 25,948      $  6,134
  Accounts receivable-
    Trade-
      Billed, net of allowance of $893 and $819...........................................        41,807        33,141
      Unbilled............................................................................         3,307         5,220
    Other.................................................................................         1,900         1,342
  Deferred income taxes...................................................................           225            45
  Other current assets....................................................................         3,003         2,574
                                                                                                --------      --------
     Total current assets.................................................................        76,190        48,456
                                                                                                --------      --------
Property and equipment, net of depreciation of $13,420 and $10,664........................        15,856        13,093
Investment in discontinued operations.....................................................             -           732
Investment in SUMMITrak assets............................................................       106,226             -
Software, net of amortization of $32,004 and $22,924......................................        14,345        13,629
Noncompete agreements and goodwill, net of amortization
  of $17,742 and $12,572..................................................................        20,304        25,730
Client contracts and related intangibles, net of amortization
  of $11,598 and $8,528...................................................................         6,682         9,752
Deferred income taxes.....................................................................         4,993         1,356
Other assets..............................................................................         4,801         2,162
                                                                                                --------      --------
     Total assets.........................................................................      $249,397      $114,910
                                                                                                ========      ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
Current Liabilities:
  Current maturities of long-term debt....................................................      $  5,000      $ 10,000
  Customer deposits.......................................................................         6,878         6,450
  Trade accounts payable..................................................................         7,905        12,620
  Accrued liabilities.....................................................................        11,045         8,177
  Deferred revenue........................................................................         4,300         5,384
  Accrued income taxes....................................................................         2,058           945
  Other current liabilities...............................................................           469           450
                                                                                                --------      --------
     Total current liabilities............................................................        37,655        44,026
                                                                                                --------      --------
  Long-term debt, net of current maturities...............................................       145,000        22,500
  Deferred revenue........................................................................        11,157         6,420
  Stockholders' Equity:
    Preferred stock, par value $.01 per share; 10,000,000 shares
      authorized; zero shares issued and outstanding......................................             -             -
    Common stock, par value $.01 per share; 100,000,000 shares authorized;
      25,520,248 shares and 25,488,876 shares issued and outstanding......................           255           255
    Additional paid-in capital............................................................       111,942       111,367
    Deferred employee compensation........................................................          (810)       (1,207)
    Notes receivable from employee stockholders...........................................          (861)         (861)
    Accumulated translation adjustments...................................................          (131)          573
    Accumulated deficit...................................................................       (54,810)      (68,163)
                                                                                                --------      --------
     Total stockholders' equity...........................................................        55,585        41,964
                                                                                                --------      --------
     Total liabilities and stockholders' equity...........................................      $249,397      $114,910
                                                                                                ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                  Quarter ended             Nine months ended
                                                                        ------------------------------  ----------------------------
                                                                        September 30,   September 30,   September 30,  September 30,
                                                                             1997            1996           1997            1996
                                                                        --------------  -------------   -------------  -------------
 Total revenues.......................................................     $   43,278      $   35,320    $  122,890      $  92,508
Expenses:
 Cost of revenues:
   Direct costs.......................................................         18,128          15,824        54,962         43,024
   Amortization of acquired software..................................          2,892           2,751         8,668          8,252
   Amortization of client contracts and related intangibles...........          1,023           1,023         3,069          3,069
                                                                           ----------      ----------    ----------      ---------
       Total cost of revenues.........................................         22,043          19,598        66,699         54,345
                                                                           ----------      ----------    ----------      ---------
 Gross margin.........................................................         21,235          15,722        56,191         38,163
                                                                           ----------      ----------    ----------      ---------
 Operating expenses:
   Research and development...........................................          5,677           5,514        16,331         14,862
   Selling and marketing..............................................          2,776           2,015         7,877          5,005
   General and administrative:
    General and administrative........................................          5,394           3,549        14,181          9,977
    Amortization of noncompete agreements and goodwill................          1,731           1,723         5,194          4,662
    Stock-based employee compensation.................................             86              98           373          3,472
   Depreciation.......................................................          1,831           1,282         5,051          3,718
                                                                           ----------      ----------    ----------      ---------
       Total operating expenses.......................................         17,495          14,181        49,007         41,696
                                                                           ----------      ----------    ----------      ---------
Operating income (loss)...............................................          3,740           1,541         7,184         (3,533)
                                                                           ----------      ----------    ----------      ---------
 Other income (expense):
   Interest expense...................................................           (938)           (780)       (2,195)        (3,390)
   Interest income....................................................            290             187           667            672
   Other..............................................................             21               -           352              -
                                                                           ----------      ----------    ----------      ---------
       Total other....................................................           (627)           (593)       (1,176)        (2,718)
                                                                           ----------      ----------    ----------      ---------
Income (loss) before income taxes, extraordinary item and
   discontinued operations............................................          3,113             948         6,008         (6,251)
 Income tax (provision) benefit.......................................              -               -             -              -
                                                                           ----------      ----------    ----------      ---------
Income (loss) before extraordinary item and discontinued operations...          3,113             948         6,008         (6,251)
 Extraordinary loss from early extinguishment of debt.................           (577)              -          (577)        (1,260)
                                                                           ----------      ----------    ----------      ---------
Income (loss) from continuing operations..............................          2,536             948         5,431         (7,511)
 Gain from disposition of discontinued operations.....................          7,922               -         7,922              -
                                                                           ----------      ----------    ----------      ---------
Net income (loss).....................................................     $   10,458      $      948    $   13,353      $  (7,511)
                                                                           ==========      ==========    ==========      =========

Primary net income (loss) per common and equivalent share:
 Income (loss) before extraordinary item and discontinued operations..     $     0.12      $     0.04    $     0.23      $   (0.25)
 Extraordinary loss from early extinguishment of debt.................          (0.02)              -         (0.02)         (0.05)
 Gain from disposition of discontinued operations.....................           0.30               -          0.31              -
                                                                           ----------      ----------    ----------      ---------
 Net income (loss)....................................................     $     0.40      $     0.04    $     0.52      $   (0.30)
                                                                           ==========      ==========    ==========      =========

 Weighted average common and equivalent shares used in primary
  calculation.........................................................     26,285,581      25,486,383    25,755,833      24,822,720
                                                                           ==========      ==========    ==========      ==========

Fully diluted net income (loss) per common and equivalent share:
 Income (loss) before extraordinary item and discontinued operations..     $     0.11      $     0.04    $     0.23      $   (0.25)
 Extraordinary loss from early extinguishment of debt.................          (0.02)              -         (0.02)         (0.05)
 Gain from disposition of discontinued operations.....................           0.30               -          0.31              -
                                                                           ----------      ----------    ----------      ----------
 Net income (loss)....................................................     $     0.39      $     0.04    $     0.52      $    (0.30)
                                                                           ==========      ==========    ==========      ==========

 Weighted average common and equivalent shares used in fully
  diluted calculation.................................................     26,544,842      25,486,383    25,842,253      24,822,720
                                                                           ==========      ==========    ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 4

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             NINE MONTHS ENDED
                                                                         ------------- -------------
                                                                         SEPTEMBER 30, SEPTEMBER 30,
                                                                             1997         1996
                                                                         ------------  -------------
Cash flows from operating activities:
 Net income (loss)....................................................    $  13,353       $(7,511)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities-
   Depreciation.......................................................        5,051          3,718
   Amortization.......................................................       17,720         16,525
   Stock-based employee compensation..................................          373          3,472
   Extraordinary loss from early extinguishment of debt...............          577          1,260
   Gain from disposition of discontinued operations...................       (7,922)             -
   Changes in operating assets and liabilities:
    Trade accounts receivable, net....................................       (6,861)        (6,220)
    Other receivables.................................................         (558)           717
    Deferred income taxes.............................................       (3,817)        (2,327)
    Other current and noncurrent assets...............................         (819)        (2,509)
    Customer deposits.................................................          428            499
    Trade accounts payable and accrued liabilities....................         (606)         5,752
    Deferred revenue..................................................        3,668          4,749
    Other current liabilities.........................................           19             (6)
                                                                          ---------       --------
     Net cash provided by operating activities........................       20,606         18,119
                                                                          ---------       --------

Cash flows from investing activities:
 Purchases of property and equipment, net.............................       (7,892)        (3,662)
 Acquisition of SUMMITrak assets......................................     (106,226)             -
 Acquisition of businesses, net of cash acquired......................            -         (3,518)
 Additions to software................................................       (9,796)        (1,048)
 Proceeds from disposition of discontinued operations.................        8,654          2,000
                                                                          ---------       --------
     Net cash used in investing activities............................     (115,260)        (6,228)
                                                                          ---------       --------

Cash flows from financing activities:
 Proceeds from issuance of common stock...............................          623         44,804
 Purchase and cancellation of common stock............................          (24)           (23)
 Payment of dividends for redeemable convertible preferred stock......            -         (4,497)
 Proceeds from long-term debt.........................................      150,000              -
 Payments on long-term debt...........................................      (32,500)       (50,068)
 Payment of deferred financing costs..................................       (3,181)             -
                                                                          ---------       --------
     Net cash provided by (used in) financing activities..............      114,918         (9,784)
                                                                          ---------       --------

Effect of exchange rate fluctuations on cash..........................         (450)            (4)
                                                                          ---------       --------

Net increase in cash and cash equivalents.............................       19,814          2,103

Cash and cash equivalents, beginning of period........................        6,134          3,603
                                                                          ---------       --------
Cash and cash equivalents, end of period..............................    $  25,948       $  5,706
                                                                          =========       ========

Supplemental disclosures of cash flow information:
 Cash paid (received) during the period for-
  Interest............................................................    $   1,878       $  3,294
  Income taxes........................................................    $   2,678       $   (586)

Supplemental disclosure of noncash financing activities:
 During March 1996, the Company converted 8,999,999 shares of redeemable convertible preferred stock into 17,999,998 shares of common stock.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     5

                        CSG SYSTEMS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   GENERAL

The condensed consolidated financial statements at September 30, 1997, and for the three and nine months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results for the entire year ending December 31, 1997.


2.   STOCKHOLDERS' EQUITY

Effective September 19, 1997, the Company acquired certain SUMMITrak assets from Tele-Communications Inc. (TCI) affiliates (Note 5). As part of the acquisition, the Company granted warrants to TCI affiliates to purchase up to 1.5 million shares of the Company's common stock at $24 per share. The right to exercise the warrants is contingent upon the achievement of certain milestones by TCI specified in the SUMMITrak asset purchase agreement. None of the warrants are exercisable as of September 30, 1997. The warrants expire September 19, 2002.

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


3.   NET INCOME PER SHARE

Primary and fully diluted income per common and equivalent share is calculated by dividing net income by the weighted average shares of common stock and common equivalent shares. For the quarter ended September 30, 1997, common equivalent shares consist of stock options. Stock options are excluded from common equivalent shares for the first and second quarters of 1997 as the dilutive effect was not significant. The 1.5 million common stock warrants discussed in
Note 2 above are excluded from common equivalent shares as the events necessary to allow the exercise of the warrants had not been satisfied as of September 30, 1997.

For the nine months ended September 30, 1996, common equivalent shares include redeemable convertible Series A Preferred Stock, prior to the conversion into common stock in March 1996. Common equivalent shares related to stock options during 1996 were excluded from the weighted average number of shares as the dilutive effect was not significant.

4.   EXTRAORDINARY LOSS

In September 1997, the Company retired it's outstanding bank indebtedness of $27.5 million in conjunction with financing for the SUMMITrak asset acquisition (Note 5). Upon repayment of the outstanding debt, the Company recorded an extraordinary loss of $0.6 million for the write-off of deferred financing costs.

In March 1996, the Company used $40.3 million of IPO proceeds to repay a portion of outstanding bank indebtedness. Upon repayment of the indebtedness, the Company recorded an extraordinary loss of $1.3 million for the write-off of deferred financing costs.


5.   SUMMITRAK ASSET PURCHASE

On August 10, 1997, the Company signed a 15-year exclusive contract with a TCI affiliate to consolidate 13 million TCI subscribers onto the Company's customer care and billing systems (the 15-Year Contract). TCI also purchased certain software products of the Company under the 15-Year Contract. On August 10, 1997, the Company also entered into an agreement with TCI affiliates to acquire certain SUMMITrak assets, a client/server, open systems, in-house customer care and billing system developed by TCI. The SUMMITrak assets purchased consisted primarily of software, hardware, people and intellectual property. Both the SUMMITrak asset purchase agreement and the 15-Year Contract closed and became effective September 19, 1997.

The purchase price for the SUMMITrak assets was $106 million in cash at closing, up to $26 million in various contingent payments, and warrants to purchase up to
1.5 million shares of the Company's common stock, with the contingent payments and the right to exercise the warrants based upon the achievement of certain milestones by TCI specified in the SUMMITrak asset purchase agreement. The milestones are based principally upon the timing of conversions and the number of TCI subscribers processed on the Company's customer care and billing systems. The contingent payments due as of September 30, 1997, are not significant. None of the warrants are exercisable as of September 30, 1997.

The financial statements at September 30, 1997, reflect only the $106 million cash payment and related transaction costs on a preliminary basis as the total purchase price and the allocation of the purchase price have not been finalized. The Company is evaluating whether the initial purchase price should include the $26 million contingent payments, the value of the warrants granted and certain operating costs related to the SUMMITrak assets acquired. In conjunction with this evaluation, the Company has engaged an independent party to assist in the allocation of the purchase price to the assets acquired. This independent valuation and the Company's internal analysis are expected to be completed in the fourth quarter of 1997, at which time the total purchase price and the appropriate allocation of the purchase price will be reflected in the Company's financial statements. The Company expects that a significant portion of the purchase price will be allocated to in-process research and development (R&D), and accordingly, expensed in the fourth quarter of 1997. The amount to be allocated to in-process R&D is uncertain at this time and is subject to the completion of the valuation currently being performed. It is expected that the excess of the purchase price not allocated to in-process R&D will be allocated to assets that will be amortized over lives ranging from 5 to 15 years.


6.   DEBT

The SUMMITrak asset acquisition was funded with a $190.0 million debt facility with a bank, which consists of a $150.0 million term facility and a $40.0 million revolving facility. The proceeds from the term facility were used to pay the $106 million purchase price at closing, retire the Company's existing debt of $27.5 million, and pay transaction costs of $3.4 million. The remaining proceeds will be used for general corporate purposes. No amounts were drawn on the revolving facility for the period ended September 30, 1997.

Transaction costs include $3.2 million of financing costs, which will amortized over the life of the loan using a method which approximates the effective interest rate method. The new loan agreement requires maintenence of certain financial ratios and contains other restrictive covenants. As of September 30, 1997, the Company was in compliance with all covenants. The loan agreement also restricts the payment of dividends or other types of distributions on any class of the Company's stock unless the Company's leverage ratio, as defined in the loan agreement, is under 1.50. As of September 30, 1997, the leverage ratio was 3.59.

Interest expense under the new loan agreement is based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. The scheduled maturities of the new loan agreement for each of the years ending December 31 are (in thousands):

        1997.............................. $      -
        1998..............................    7,500
        1999..............................   21,250
        2000..............................   32,500
        2001..............................   38,750
        2002..............................   50,000
                                           --------
                                           $150,000
                                           ========

7.   DISCONTINUED OPERATIONS

In September 1997, the Company sold its remaining ownership interest in Anasazi Inc., which consisted of convertible preferred stock and stock warrants, for approximately $8.6 million in cash. The carrying value of the Company's investment in Anasazi Inc. was $0.7 million, resulting in a gain on the disposition of $7.9 million.


8.   BYTEL ACQUISITION

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


9.   ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

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

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands). The Company acquired Bytel Limited (Bytel) on June 28, 1996. The results of Bytel's operations since the acquisition are included in the following table and considered in the discussion of the Company's operations that follow:

                                                   Quarter ended September 30,               Nine Months ended September 30,
                                             ----------------------------------------   ----------------------------------------
                                                    1997                  1996                 1997                  1996
                                             ------------------   -------------------   -------------------   ------------------
                                                         % of                  % of                  % of                 % of
                                              Amount    Revenue    Amount     Revenue    Amount     Revenue    Amount    Revenue
                                             --------   -------   --------    -------   --------    -------   --------   -------
 Total revenues............................  $ 43,278   100.0 %    $35,320    100.0 %   $122,890    100.0 %    $92,508   100.0 %

Expenses:
 Cost of revenues:
    Direct costs...........................    18,128    41.9 %     15,824     44.8 %     54,962     44.7 %     43,024    46.5 %
    Amortization of acquired software......     2,892     6.7 %      2,751      7.8 %      8,668      7.1 %      8,252     8.9 %
    Amortization of client contracts and
      related intangibles..................     1,023     2.4 %      1,023      2.9 %      3,069      2.5 %      3,069     3.3 %
                                             --------   -----      -------    -----     --------    -----      -------   -----
         Total cost of revenues............    22,043    51.0 %     19,598     55.5 %     66,699     54.3 %     54,345    58.7 %
                                             --------   -----      -------    -----     --------    -----      -------   -----
  Gross margin.............................    21,235    49.0 %     15,722     44.5 %     56,191     45.7 %     38,163    41.3 %
                                             --------   -----      -------    -----     --------    -----      -------   -----
 Operating expenses:
   Research and development................     5,677    13.1 %      5,514     15.6 %     16,331     13.3 %     14,862    16.1 %
   Selling and marketing...................     2,776     6.4 %      2,015      5.7 %      7,877      6.4 %      5,005     5.4 %
  General and administrative:
    General and administrative ............     5,394    12.5 %      3,549     10.0 %     14,181     11.6 %      9,977    10.8 %
   Amortization of noncompete agreements
     and goodwill..........................     1,731     4.0 %      1,723      4.9 %      5,194      4.2 %      4,662     5.0 %
    Stock-based employee compensation......        86     0.2 %         98      0.3 %        373      0.3 %      3,472     3.8 %
   Depreciation............................     1,831     4.2 %      1,282      3.6 %      5,051      4.1 %      3,718     4.0 %
                                             --------   -----      -------    -----     --------    -----      -------   -----
    Total operating expenses...............    17,495    40.4 %     14,181     40.1 %     49,007     39.9 %     41,696    45.1 %
                                             --------   -----      -------    -----     --------    -----      -------   -----
 Operating income (loss)...................     3,740     8.6 %      1,541      4.4 %      7,184      5.8 %     (3,533)   (3.8)%
                                             --------   -----      -------    -----     --------    -----      -------   -----
 Other income (expense):
   Interest expense........................      (938)   (2.1)%       (780)    (2.2)%     (2,195)    (1.8)%     (3,390)   (3.7)%
   Interest income.........................       290     0.7 %        187      0.5 %        667      0.6 %        672     0.7 %
   Other...................................        21       -            -        -          352      0.3 %          -       -
                                             --------   -----      -------    -----     --------    -----      -------   -----
    Total other............................      (627)   (1.4)%       (593)    (1.7)%     (1,176)    (0.9)%     (2,718)   (3.0)%
                                             --------   -----      -------    -----     --------    -----      -------   -----
Income (loss) before income taxes,
  extraordinary item and discontinued
  operations...............................     3,113     7.2 %        948      2.7 %      6,008      4.9 %     (6,251)   (6.8)%
  Income tax (provision) benefit...........         -       -            -        -            -        -            -       -
                                             --------   -----      -------    -----     --------    -----      -------   -----
Income (loss) before extraordinary item
  and discontinued operations..............     3,113     7.2 %        948      2.7 %      6,008      4.9 %     (6,251)   (6.8)%
 Extraordinary loss from early
  extinguishment of debt...................      (577)   (1.3)%          -        -         (577)    (0.5)%     (1,260)   (1.4)%
                                             --------   -----      -------    -----     --------    -----      -------   -----
Income (loss) from continuing operations...     2,536     5.9 %        948      2.7 %      5,431      4.4 %     (7,511)   (8.2)%
  Gain from disposition of discontinued
    operations.............................     7,922    18.3 %          -        -        7,922      6.5 %          -      -
                                             --------   -----      -------    -----     --------    -----      -------   -----
Net income (loss)..........................  $ 10,458    24.2 %    $   948      2.7 %   $ 13,353     10.9 %    $(7,511)   (8.2)%
                                             ========   =====      =======    =====     ========    =====      =======   =====

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues. Total revenues for the three months ended September 30, 1997, increased 22.5% to $43.3 million, from $35.3 million for the three months ended September 30, 1996, due to increased revenues from the Company's processing and related services, and increased revenues from software and related product sales and professional consulting services.

Revenues from processing and related services for the three months ended September 30, 1997, increased 11.8% to $32.8 million, from $29.3 million for the three months ended September 30, 1996. This increase is due primarily to an increase in the number of customers of the Company's clients which were serviced by the Company, and to a lesser degree, increased revenue per customer. Customers serviced as of September 30, 1997, and 1996, respectively, were 20.7 million and 18.6 million, an increase of 11.2%. The increase in the number of customers was due to internal customer growth experienced by existing clients and the addition of new clients.

Revenues from software and related product sales and professional consulting services for the three months ended September 30, 1997, were $10.5 million, compared to $6.0 million for the three months ended September 30, 1996. This increase relates to the introduction of the Company's new software products and professional consulting services in early 1996 with continued growth experienced throughout 1996 and 1997.

Gross Margin. Gross margin for the three months ended September 30, 1997, increased 35.1% to $21.2 million, from $15.7 million for the three months ended September 30, 1996, due primarily to revenue growth. The gross margin percentage increased to 49.0% for the three months ended September 30, 1997, compared to 44.5% for the three months ended September 30, 1996. The overall increase in the gross margin percentage is due primarily to i) a favorable change in the sales mix to include more higher-margined software products, ii) the increase in revenues while the amount of amortization of acquired software and amortization of client contracts and related intangibles remained approximately the same, and iii) the improvement in gross margin from processing and related services, due primarily to the increase in revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. Research and development (R&D) expense for the three months ended September 30, 1997, increased 3.0% to $5.7 million, from $5.5 million for the three months ended September 30, 1996. As a percentage of total revenues, R&D expense decreased to 13.1% for the three months ended September 30, 1997, from 15.6% for the three months ended September 30, 1996. The Company capitalized software development costs, related to CSG Phoenix(TM), of approximately $2.9 million during the three months ended September 30, 1997, which consisted of internal development costs of $2.8 million and $0.1 million of purchased software. The Company capitalized internal software development costs of approximately $1.0 million in the three months ended September 30, 1996, related primarily to ACSR Telephony and enhancements to CSG VantagePoint(TM). As a result, total R&D expenditures (i.e., the total R&D costs expensed, plus the capitalized internal development costs) for the three months ended September 30, 1997, and 1996, were $8.5 million, or 19.6% of total revenues, and $6.6 million, or 18.6% of total revenues, respectively. The overall increase in the R&D expenditures is due primarily to i) continued efforts on several products which are in development, ii) enhancements of the Company's existing products, and iii) costs of $0.7 million related to SUMMITrak development subsequent to the acquisition of the assets on September 19, 1997. The increased R&D expenditures consist primarily of increases in salaries, benefits, and other programming-related expenses.

Selling and Marketing Expense. Selling and marketing expense for the three months ended September 30, 1997, increased 37.8% to $2.8 million, from $2.0 million for the three months ended September 30, 1996. As a percentage of total revenues, selling and marketing expense increased to 6.4% for the three months ended September 30, 1997, from 5.7% for the three months ended September 30, 1996. The increase in expense is due primarily to continued growth of the Company's direct sales force. The Company began building a new direct sales force in mid-1995 and has continued to expand its sales force since that time.

General and Administrative Expense. General and administrative (G&A) expense for the three months ended September 30, 1997, increased 52.0% to $5.4 million, from $3.5 million for the three months ended September 30, 1996. As a percentage of total revenues, G&A expense increased to 12.5% for the three months ended September 30, 1997, from 10.0% for the three months ended September 30, 1996. The increase in expense relates primarily to i) the continued development of the Company's management team and related administrative staff, added throughout 1996 and during the first nine months of 1997, to support the Company's overall growth, ii) an increase in facility costs to support employee growth, and iii) one-time expenses of $0.7 million related to the closing of the TCI 15-Year Contract and SUMMITrak asset purchase agreement, as discussed in Note 5 to the financial statements.

Depreciation Expense. Depreciation expense for the three months ended September 30, 1997, increased 42.8% to $1.8 million, from $1.3 million for the three months ended September 30, 1996. The increase in expense relates to capital expenditures made throughout 1996 and the first nine months of 1997 in support of the overall growth of the Company.

Operating Income. Operating income for the three months ended September 30, 1997, was $3.7 million, compared to $1.5 million for the three months ended September 30, 1996. The increase between years relates to the factors discussed above.

The Company incurred certain one-time or acquisition-related charges (Acquisition Charges) in connection with its leveraged buy-out of CSG Systems, Inc. in November 1994. The Acquisition Charges include amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill, and stock-based compensation. Operating income for the three months ended September 30, 1997, and 1996, excluding Acquisition Charges of $5.4 million and $5.3 million, was $9.1 million or 21.2% of total revenues, and $6.8 million or 19.3% of total revenues, respectively. See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for additional discussion regarding the Acquisition Charges and the impact of such charges on operations.

Interest Expense. Interest expense for the three months ended September 30, 1997, increased 20.3% to $0.9 million, from $0.8 million for the three months ended September 30, 1996, with the increase attributable to the financing of the Company's acquisition of the SUMMITrak assets. See Note 6 to the Company's financial statements for additional discussion of the new debt.

Under the new debt agreement, interest expense for the fourth quarter of 1997, including the amortization of deferred financing costs, is expected to be approximately $3.0 million, assuming no fluctuations in the base interest rates and no prepayments of principal.

Extraordinary Loss From Early Extinguishment Of Debt. In September 1997, the Company retired it's outstanding bank indebtedness of $27.5 million in conjunction with financing for the SUMMITrak asset acquisition. Upon repayment of the outstanding debt, the Company recorded an extraordinary loss of $0.6 million for the write-off of deferred financing costs.

Gain From Disposition of Discontinued Operations. The gain from disposition of discontinued operations of $7.9 million relates to the Company's divestiture of it's remaining investment in Anasazi Inc. in September 1997 for $8.6 million in cash.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues. Total revenues for the nine months ended September 30, 1997, increased 32.8% to $122.9 million, from $92.5 million for the nine months ended September 30, 1996, due to increased revenues from the Company's processing and related services, and increased revenues from software and related product sales and professional consulting services.

Revenues from processing and related services for the nine months ended September 30, 1997, increased 14.5% to $95.8 million, from $83.6 million for the nine months ended September 30, 1996. This increase is due primarily to an increase in the number of customers of the Company's clients which were serviced by the Company, and to a lesser degree, increased revenue per customer. The increase in the number of customers was due to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due primarily to price increases included in client contracts and increased usage of ancillary services by clients.

Revenues from software and related product sales and professional consulting services for the nine months ended September 30, 1997, were $27.1 million, compared to $8.9 million for the nine months ended September 30, 1996. This increase relates to the introduction of the Company's new software products and professional consulting services in early 1996 with continued expansion throughout 1996 and 1997, and the inclusion of revenues from Bytel's operations for the nine months ended September 30, 1997, compared to three months of revenues included for Bytel for the nine months ended September 30, 1996.

Gross Margin. Gross margin for the nine months ended September 30, 1997, increased 47.2% to $56.2 million, from $38.2 million for the nine months ended September 30, 1996, due primarily to revenue growth. The gross margin percentage increased to 45.7% for the nine months ended September 30, 1997, compared to 41.3% for the nine months ended September 30, 1996. The overall increase in the gross margin percentage is due primarily i) a favorable change in the sales mix to include more higher-margined software products, ii) the increase in revenues while the amount of amortization of acquired software and amortization of client contracts and related intangibles remained approximately the same, and iii) the improvement in gross margin from processing and related services, due primarily to the increase in revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. Research and development (R&D) expense for the nine months ended September 30, 1997, increased 9.9% to $16.3 million, from $14.9 million for the nine months ended September 30, 1996. As a percentage of total revenues, R&D expense decreased to 13.3% for the nine months ended September 30, 1997, from 16.1% for the nine months ended September 30, 1996.
The Company capitalized software development costs, related to CSG Phoenix, of approximately $9.7 million during the nine months ended September 30, 1997, which consisted of $8.4 million of internal development costs and $1.3 million of purchased software. The Company capitalized internal software development costs of approximately $1.0 million in the nine months ended September 30, 1996, related to primarily to ACSR Telephony and enhancements to CSG VantagePoint.
As a result, total R&D expenditures (i.e., the total R&D costs expensed, plus the capitalized internal development costs) for the nine months ended September 30, 1997, and 1996, were $24.7 million, or 20.1% of total revenues, and $15.9 million, or 17.2% of total revenues, respectively. The overall increase in the R&D expenditures is due primarily to i) continued efforts on several products which are in development, ii) enhancements of the Company's existing products, and iii) costs of $0.7 million related to SUMMITrak development subsequent to the acquisition of the assets on September 19, 1997. The increased R&D expenditures consist primarily of increases in salaries, benefits, and other programming-related expenses.

Selling and Marketing Expense. Selling and marketing expense for the nine months ended September 30, 1997, increased 57.4% to $7.9 million, from $5.0 million for the nine months ended September 30, 1996. As a percentage of total revenues, selling and marketing expense increased to 6.4% for the nine months ended September 30, 1997, from 5.4% for the nine months ended September 30, 1996. The increase in expense is due primarily to continued growth of the Company's direct sales force. The Company began building a new direct sales force in mid-1995 and has continued to expand its sales force since that time.

General and Administrative Expense. General and administrative (G&A) expense for the nine months ended September 30, 1997, increased 42.1% to $14.2 million, from $10.0 million for the nine months ended September 30, 1996. As a percentage of total revenues, G&A expense increased to 11.6% for the nine months ended September 30, 1997, from 10.8% for the nine months ended September 30, 1996. The increase in expense relates primarily to i) the continued development of the Company's management team and related administrative staff, added throughout 1996 and during the first nine months of 1997, to support the Company's overall growth, ii) an increase in facility costs to support employee growth, including the cost of relocating the Company's corporate headquarters from Englewood to Denver, Colorado, iii) one-time expenses of $0.7 million related to the closing of the TCI 15-Year Contract and SUMMITrak asset purchase agreement, and iv) the inclusion of G&A expenses from Bytel's operations for the nine months ended September 30, 1997, compared to three months of G&A expenses included for Bytel for the nine months ended September 30, 1996.

Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill for the nine months ended September 30, 1997, increased 11.4% to $5.2 million, from $4.7 million for the nine months ended September 30, 1996. The increase in expense relates to amortization of goodwill from the Bytel acquisition and amortization of an additional noncompete agreement acquired in April 1996.

Stock-Based Employee Compensation. Stock-based employee compensation of $3.5 million in the nine months ended September 30, 1996, relates to purchases of the Company's common stock through performance stock purchase agreements with executive officers and key employees. During 1995 and 1994, the Company sold common stock to executive officers and key employees pursuant to performance stock agreements. The structure of the performance stock agreements required "variable" accounting for the related shares until the performance conditions were removed on October 19, 1995, thereby establishing a measurement date. The fair value of the stock was estimated by the Company to be $2.75 per share at that date. Prior to the completion of the Company's initial public offering
(IPO), the deferred compensation was being recognized as stock-based employee compensation expense on a straight-line basis from the time the shares were purchased through November 30, 2001. Upon the completion of the IPO, shares owned by certain executive officers of the Company were no longer subject to the repurchase option. In addition, the repurchase option for the remaining performance stock shares decreased to 20% annually over a five-year period, commencing on the later of an employee's hire date or November 30, 1994. As a result, approximately $3.2 million of stock-based employee compensation expense was recorded when the IPO was completed in March 1996. The scheduled amortization of the stock-based deferred compensation subsequent to September 30, 1997, is approximately $0.1 million per quarter.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 1997, increased 35.9% to $5.1 million, from $3.7 million for the nine months ended September 30, 1996. The increase in expense relates to capital expenditures made throughout 1996 and the first nine months of 1997 in support of the overall growth of the Company.

Operating Income. Operating income for the nine months ended September 30, 1997, was $7.2 million, compared to an operating loss of $3.5 million for the nine months ended September 30, 1996. The increase between years relates to the factors discussed above.

Operating income for the nine months ended September 30, 1997, and 1996, excluding Acquisition Charges of $16.4 million and $19.1 million, was $23.6 million or 19.2% of total revenues, and $15.6 million or 16.8% of total revenues, respectively. See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for additional discussion regarding the Acquisition Charges and the impact of such charges on operations.

Interest Expense. Interest expense for the nine months ended September 30, 1997, decreased 35.3% to $2.2 million, from $3.4 million for the nine months ended September 30, 1996, with the decrease attributable to i) scheduled principal payments on the Company's long-term debt, ii) the retirement of $40.3 million of long-term debt with proceeds from the IPO in March 1996, and iii) a decrease in interest rates as a result of the Company favorably amending its long-term credit facility with its bank in April 1996. These decreases were offset by an increase in interest expense with the increase attributable to the financing of the Company's acquisition of the SUMMITrak assets. See Note 6 to the Company's financial statements for additional discussion of the new debt. As discussed above, the Company expects interest expense to increase as a result of the new financing.

Extraordinary Loss From Early Extinguishment Of Debt. In September 1997, the Company retired it's outstanding bank indebtedness of $27.5 million in conjunction with financing for the SUMMITrak asset acquisition. Upon repayment of the outstanding debt, the Company recorded an extraordinary loss of $0.6 million for the write-off of deferred financing costs. In March 1996, the Company recorded an extraordinary charge of $1.3 million for the write-off of deferred financing costs related to repayment of $40.3 million of long-term debt with IPO proceeds.

Gain From Disposition of Discontinued Operations. The gain from disposition of discontinued operations of $7.9 million relates to the Company's divestiture of it's remaining investment in Anasazi Inc. in September 1997 for $8.6 million in cash.

General
-------
The Company generates a significant amount of its revenues from Tele-Communications, Inc.'s (TCI) cable television operations. On August 10, 1997, the Company signed a 15-year exclusive contract with a TCI affiliate to consolidate 13 million TCI subscribers onto the Company's customer care and billing systems (the 15-Year Contract). TCI also purchased certain software products of the Company under the 15-Year Contract. On August 10, 1997, the Company also entered into an agreement with TCI affiliates to acquire certain SUMMITrak assets, a client/server, open systems, in-house customer care and billing system developed by TCI. The SUMMITrak assets purchased consisted primarily of software, hardware, people and intellectual property. Both the SUMMITrak asset purchase agreement and the 15-Year Contract closed and became effective September 19, 1997.

Currently, the Company has approximately 4 million of TCI's subscribers on its systems. Under the 15-Year Contract, the Company and TCI plan to consolidate the additional 9 million subscribers under an agreed upon conversion schedule. Converting multiple sites under an aggressive time schedule poses certain risks. Factors affecting the conversion schedule include the frequency and severity of database discrepancies, installation of compatible hardware, network and software products, as well as the availability and cooperation of qualified personnel from all the parties involved in the conversion. TCI's minimum financial commitments under the 15-Year Contract are subject to certain performance criteria by the Company.

The purchase price for the SUMMITrak assets was $106 million in cash at closing, up to $26 million in various contingent payments, and warrants to purchase up to
1.5 million shares of the Company's common stock, with the contingent payments and the right to exercise the warrants based upon the achievement of certain milestones by TCI specified in the SUMMITrak asset purchase agreement. The milestones are based principally upon the timing of conversions and the number of TCI subscribers processed on the Company's customer care and billing systems. The contingent payments due as of September 30, 1997 are not significant. None of the warrants are exercisable as of September 30, 1997.

The financial statements at September 30, 1997, reflect only the $106 million cash payment and related transaction costs on a preliminary basis as the total purchase price and the allocation of the purchase price have not been finalized. The Company is evaluating whether the initial purchase price should include the $26 million contingent payments, the value of the warrants granted and certain operating costs related to the SUMMITrak assets acquired. In conjunction with this evaluation, the Company has engaged an independent party to assist in the allocation of the purchase price to the assets acquired. This independent valuation and the Company's internal analysis are expected to be completed in the fourth quarter of 1997, at which time the total purchase price and the appropriate allocation of the purchase price will be reflected in the Company's financial statements. The Company expects that a significant portion of the purchase price will be allocated to in-process research and development (R&D), and accordingly, expensed in the fourth quarter of 1997. The amount to be allocated to in-process R&D is uncertain at this time and is subject to the completion of the valuation currently being performed. It is expected that the excess of the purchase price not allocated to in-process R&D will be allocated to assets that will be amortized over lives ranging from 5 to 15 years.

As previously reported, the Company continues to work with its CSG Phoenix clients to test, identify and resolve incident reports and configuration issues. The Company continues to examine the size and magnitude of these issues, and will have an estimated date for when CSG Phoenix will go into production when that analysis is completed. The Company is in the process of working with its Phoenix clients to coordinate the next steps for both the testing of the product, as well as rescheduling the new, estimated production date. Any statements regarding development and timing of the dates on which CSG Phoenix will go into production at any particular client site are forward-looking statements. The actual timing is subject to delay due to the variety of factors inherent in the development and initial implementation of a new, large and complex software system. Installation is also subject to factors relating to the integration of the new system with the client's existing systems.

The Company is evaluating its investment in its various technology assets, including CCS(TM), CSG Phoenix, SUMMITrak, and Bytel's SMS systems, to determine which platform, or combination of platforms, is best equipped to support new products and entrance into new markets.

Income Taxes
------------

At September 30, 1997, management of the Company evaluated its previous operating results, as well as projections for 1997 and 1998, and concluded that it was more likely than not that certain of the Company's deferred tax assets would be realized. Accordingly, the Company has recognized a net deferred tax asset of $5.2 million. The Company has recorded a valuation allowance of approximately $19.0 million against the remaining net deferred tax assets since realization of these future benefits is not sufficiently assured as of September 30, 1997.

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

Liquidity and Capital Resources
-------------------------------

As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $25.9 million. The Company also has a revolving bank line of credit in the amount of $40.0 million of which there were no borrowings outstanding. The line of credit expires September 18, 2002.

During the nine months ended September 30, 1997, the Company generated $20.6 million in net cash flow from operating activities and received $8.6 million from the divestiture of the Company's remaining investment in Anasazi Inc. Cash generated from these sources was used primarily to fund capital expenditures of $7.9 million, additions to software of $9.8 million, and to repay scheduled long-term debt of $5.0 million.

The SUMMITrak asset acquisition was funded with a $190.0 million debt facility with a bank, which consisted of a $150.0 million term facility and a $40.0 million revolving facility. The proceeds from the term facility were used to pay the $106 million purchase price at closing, retire the Company's existing debt of $27.5 million, and pay transaction costs of $3.4 million. The remaining proceeds will be used for general corporate purposes. No amounts were drawn on the revolving facility at closing. See Note 6 to the Company's financial statements for additional discussion of the new debt.

The new loan agreement restricts, among other things, the payment of dividends or other types of distributions on any class of the Company's stock unless the Company's leverage ratio, as defined in the new loan agreement, is under 1.50. As of September 30, 1997, the leverage ratio was 3.59.

The Company believes that cash generated from operations and the amount available under the revolving bank line of credit will be sufficient to meet its anticipated cash requirements for operations (including research and development expenditures), income taxes, debt service, and capital expenditures for both its short and long-term purposes.

                        CSG SYSTEMS INTERNATIONAL, INC.
                          PART II.   OTHER INFORMATION


Item 1-5.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                11.01    Statement of Net Income Per Common and Equivalent
                         Share.

                2.19(1)* Restated and Amended CSG Master Subscriber Management
                         System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated August 10, 1997.

                2.20(1) Asset Purchase Agreement between CSG Systems International, Inc. and TCI SUMMITrak of Texas, Inc., TCI SUMMITrak, L.L.C., and TCI Technology Ventures, Inc., dated August 10, 1997.

                2.21(1) Contingent Warrant to Purchase Common Stock between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997.

                2.22(1) Royalty Warrant to Purchase Common Stock between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997.

                2.23(1) Registration Rights Agreement between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997.

                2.24(1) Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated September 18, 1997.

                27.01    Financial Data Schedule (EDGAR Version Only)

                99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

                ------------------------

                (1) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated October 6, 1997.

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

Dated:  November 14, 1997

                                    CSG SYSTEMS INTERNATIONAL, INC.


                                    /s/ Neal C. Hansen
                                    ------------------------------------------
                                    Neal C. Hansen
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Greg A. Parker
                                    ------------------------------------------
                                    Greg A. Parker
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Randy R. Wiese
                                    -------------------------------------------
                                    Randy R. Wiese
                                    Controller and Principal Accounting Officer
                                    (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS




 Exhibit
 Number    Description
---------  -----------

11.01     Statement of Net Income Per Common and Equivalent Share.

2.19(1)* Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated August 10, 1997.

2.20(1) Asset Purchase Agreement between CSG Systems International, Inc. and TCI SUMMITrak of Texas, Inc., TCI SUMMITrak, L.L.C., and TCI Technology Ventures, Inc., dated August 10, 1997.

2.21(1) Contingent Warrant to Purchase Common Stock between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997.

2.22(1) Royalty Warrant to Purchase Common Stock between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997.

2.23(1) Registration Rights Agreement between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997.

2.24(1) Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated September 18, 1997.

27.01     Financial Data Schedule (EDGAR Version Only)

99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors
__________________

(1) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on
     Form 8-K dated October 6, 1997.


* Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.