Form 10-K405
period 1997-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 1998-03-17
CIK 1005757

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on February 28, 1998 was $757,002,330.

Shares of Common Stock outstanding at February 28, 1998:  25,543,284.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE FILED ON OR PRIOR TO APRIL 30, 1998, ARE INCORPORATED BY REFERENCE INTO PART III OF THE FORM 10-K.

                        CSG SYSTEMS INTERNATIONAL, INC.
                                1997 FORM 10-K
                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
                                     PART I

Item 1.  Business...................................................................    3

Item 2.  Properties.................................................................    9

Item 3.  Legal Proceedings..........................................................    9

Item 4.  Submission of Matters to a Vote of Security Holders........................    9

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......   10

Item 6.  Selected Financial Data....................................................   11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations..............................................................   13

Item 8.  Financial Statements and Supplementary Data................................   23

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.......................................................   49

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant........................   49

Item 11.  Executive Compensation....................................................   49

Item 12.  Security Ownership of Certain Beneficial Owners and Management............   49

Item 13.  Certain Relationships and Related Transactions............................   49

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   49

Signatures..........................................................................   51

ITEM 1.  BUSINESS

GENERAL

  CSG Systems International, Inc. (the "Company" or "CSG") was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from First Data Corporation ("FDC") in November 1994 (the "Acquisition"). CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until the Acquisition.

  The Company's principal executive offices are located at 7887 East Belleview, Suite 1000, Englewood, Colorado 80111, and the telephone number at that address is (303) 796-2850. The Company's common stock is listed on the Nasdaq
National Market under the symbol "CSGS".

COMPANY OVERVIEW

  The Company is a leading provider of customer care and billing solutions for cable television and direct broadcast satellite ("DBS") providers, and also serves on-line services and telecommunications providers. The Company's products and services enable its clients to focus on their core businesses, improve customer service, and enter new markets and operate more efficiently. The Company offers its clients a full suite of processing and related services, and software and professional services which automate customer care and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing, management reporting, and customer analysis for target marketing. The Company's products and services combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture. The Company generated revenue of $171.8 million in 1997 compared to $132.3 million in 1996, an increase of 29.9%, and revenue grew at a compound annual growth rate of 27.0% over the three year period ended December 31, 1997.

  The Company has established a leading presence by developing strategic relationships with major participants in the cable television and DBS industries, and derived approximately three-quarters of its revenues in 1997 from the U.S. cable television industry. The Company's U.S. clients include six of the ten largest cable television service providers, four Regional Bell Operating Companies ("RBOCs") for video services, two DBS service providers, and an on-line services company. During 1997, the Company derived approximately 77% of its total revenues from processing and related services. At December 31, 1997, the Company was servicing client sites having an aggregate of 21.1 million customers in the U.S., compared to 19.2 million customers serviced as of December 31, 1996. The Company has contracts to convert a significant number of additional customers to its customer care and billing systems. From January 1, 1998 through February 28, 1998, the Company converted and processed approximately 1.6 million additional customers on its systems.

  The convergence of communications markets and growing competition are increasing the complexity and cost of managing the interaction between communications service providers and their customers. Customer care and billing systems coordinate all aspects of the customer's interaction with a service provider, from initial set-up and activation, to service activity monitoring, through billing and accounts receivable management. The growing complexity of communications services and the manner in which they are packaged and priced, has created increased demand for customer care and billing systems which deliver enhanced flexibility and functionality. Because of the significant level of technological expertise and capital resources required to develop and implement such systems successfully, the majority of cable television, DBS, and wireless service providers have elected to outsource customer care and billing.

  The Company entered into a 15-year contract (the "TCI Contract") with a Tele-Communications, Inc. ("TCI") affiliate during the third quarter of 1997. Subject to performance of the Company's obligations, the contract provides for:
(i) the Company to be TCI's exclusive provider of customer care and billing solutions for analog and digital cable television, on-line services, wireline residential telephony, and print and mail services; and (ii) minimum financial commitments by TCI based on a minimum of 13.0 million TCI cable television customers, of which approximately 4 million were on the Company's system prior to the execution of the TCI Contract.

  The Company expanded its operations internationally through the acquisition of Bytel Limited ("Bytel") in June 1996. Bytel, established in 1992, is the leading provider of customer care and billing solutions in the United Kingdom to providers of combined cable television and telephony (business and residential) services. Bytel serves a total of approximately 1 million customers, approximately 75% of whom receive multiple services. During 1997, the Company derived 9.6% of its total revenues from international sources.

GROWTH STRATEGY

  The Company's growth strategy is designed to provide revenue and profit growth. The key elements of the strategy include:

  Expand Core Processing Business. The Company will continue to leverage its investment and expertise in high-volume transaction processing to expand its processing business. The processing business provides highly predictable recurring revenues through multi-year contracts with a client base which includes leading communications service providers in growing markets. The Company increased the number of customers processed on its systems from 16.4 million as of December 31, 1994 to 21.1 million as of December 31, 1997, with approximately 11 million additional customers under contract to be converted. The Company's approach to customer care and billing provides a full suite of products and services which combines the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

  Introduce New Products and Services. The Company has a significant installed client base to which it can sell additional value-added products and services. Through the introduction of new client/server software applications, including Advanced Customer Service Representative(TM) ("ACSR"(TM)), Enhanced Statement Presentation(TM) ("ESP"(TM)) and CSG VantagePoint(TM), the Company has increased its annual revenue per customer from $5.30 in 1994 to $7.73 in 1997. The Company will continue to develop software applications, which will enhance and extend the functionality of its customer care and billing solution and also provide additional revenue opportunities.

  Enter New Markets. As communications markets converge, the Company's products and services can facilitate efficient entry into new markets by existing or new clients. For example, as the cable television providers expand into on-line services and telephony, the Company will continue to offer the customer care and billing solutions necessary to meet their needs. The Company also seeks to identify other industries, such as utilities, that with modifications to the Company's existing technology, could be served by the Company's customer care and billing solutions.

  Enhance Growth Through Focused Acquisitions. The Company follows a disciplined approach to acquire assets and businesses which provide the technology and technical personnel to expedite the Company's product development efforts, provide complementary products or services, or provide access to new markets or clients.

  Continue Technology Leadership. The Company believes that its technology in customer care and billing solutions gives communications service providers a competitive advantage. The Company's continuing investment in research and development is designed to position the Company to meet the growing and evolving needs of existing and potential clients.

  Pursue International Opportunities. The Company believes that privatization and deregulation in international markets presents new opportunities for customer care and billing providers. In the United Kingdom, Bytel is the leading provider of customer care and billing solutions to providers of combined cable television and telephony (business and residential) services. The Company expects to complete major project enhancements to Bytel's customer care and billing system in 1998, including UNIX/Oracle platform conversion and internationalization to accommodate various currencies, postal codes, and tax requirements. The Company intends to market the product in European and other international markets.

CSG SERVICES AND PRODUCTS

  The Company serves the converging communications markets through processing and related services (offered in a service bureau environment) and software products and professional services.

 Processing and Related Services

  The Company's primary processing and related services products are as follows:

  Communications Control System and Related Products. Communications Control System(TM) ("CCS" (TM)) is a customer care and billing system used primarily by clients in the cable television and DBS industries. The primary purpose of CCS is to provide the Company's clients with a complete set of customer management and information services, including enrollment of new customers, event ordering, scheduling of on-site installations and repairs, customer service support, and billing. Designed for high volume transaction processing, CCS is offered as a service bureau application, with clients accessing it through a telecommunications network via terminals or personal computers at the clients' location. The Company maintains all records and files for its clients and performs statement processing and invoice mailing in conjunction with the other services. The Company provides a wide variety of ancillary services to its clients, such as service activation, pay-per-view, and archival of data. The CCS system offers flexible reporting capabilities and interfaces with all major vendors so clients can utilize pay-per-view, automated number identification and audio response units. For the years ended December 31, 1995, 1996, and 1997, the Company generated 84.7%, 77.3%, and 76.7%, respectively, of its total revenues from CCS and related services and software products.

  Financial Services. The Company offers a comprehensive set of processing-related financial services (e.g., credit card processing, electronic funds transfer, automated refund check processing, and electronic lockbox service) designed to improve operational efficiencies by saving employee time and improving a client's cash flow.

  Statement Printing and Mailing. The Company provides statement printing and mailing services for all of its CCS clients. The Company also provides specialized printing and mailing for clients not on the Company's customer care and billing systems. The Company's statement processing center handles multiple billing cycles for all clients and, during the year ended December 31, 1997 printed and mailed in excess of 21 million pieces per month on average. The Company offers its clients a number of marketing services based on information contained in the client's CCS customer database, including insert design and printing, direct mailing, and data downloads used to support market research.

  Enhanced Statement Presentation. ESP enables clients to customize all aspects of their billing statements, create a unique identity, and build a stronger relationship with the customer. ESP enables clients to send specialized messages or coupons on monthly bills, depending on buying patterns, payment histories, and other customer specific information.

 Software Products and Professional Services

  The Company's currently available software products include the following:

  Advanced Customer Service Representative and related modules. ACSR is a client/server, front end to the CCS product that employs a graphical user interface. ACSR features include a customizable reference library, e-mail, a news bulletin board, and pull-down items and an icon toolbar that makes navigation easy. ACSR runs on a local area network at the client's service center, which is connected to the CCS mainframe. Customer Interaction Tracking
(TM) ("CIT"(TM)) is an add-on module to ACSR which allows customer service representatives, using a relational database management system, to track and recall automatically all interaction and activity with customers. ACSR provides clients with an integrated solution for billing and servicing telephony and on-line services customers independently or in conjunction with other business lines.

  CSG Vantage. CSG Vantage(TM) is a software product used in conjunction with CCS. Data is maintained by the Company in a specially designed database which is updated daily from CCS. Clients are provided with an ad hoc query and reporting tool that runs on local personal computers to access detailed information stored in the database allowing clients to analyze operations, identify trends, and target markets.

  CSG VantagePoint. CSG VantagePoint is the Company's data marketing and management warehouse product which can be licensed for use at the client's own facility. The database structure facilitates the analysis and identifications of the demographic, psychographic and transactional parameters of the client data. The product offers a modular approach, enabling a provider to select the applications most appropriate for its individual situation.

  CSG.web. CSG.web(TM) provides clients with a secure World Wide Web ("WWW") interactive interface for their customers. CSG.web enables customers to upgrade their services, order pay-per-view events, view information regarding available services, and view and pay their statements on-line via the WWW. CSG.web is incorporated into the client's web site, running on its web server, which is connected to the CCS mainframe.

  SMS. Bytel's SMS product provides a full range of business support software solutions for the cable television and telecommunications industries, primarily in the United Kingdom. The product's functionality includes customer care, tariffing, provisioning and activation, cable service activation, collections, equipment inventory, call record processing, rating, dispatch, trouble tickets, call record mediation, billing, fault management, sales and marketing, and management reporting. Bytel expects to complete major project enhancements to its SMS system in 1998, including year 2000 compliance, UNIX/Oracle platform conversion, internationalization to accommodate various currencies, postal codes, and tax requirements.

  Professional Services. The Company offers professional services to address the needs of clients through specialized services such as technical consulting, custom application development, business process definition, project management, decision support systems, training, and software and systems integration. The Company supports clients in implementing the Company's solutions and enables clients to take advantage of the full range of functionality offered by the Company's products and services.

SOFTWARE MAINTENANCE AND SUPPORT

  The Company provides maintenance services on all of its software products. Maintenance fees are typically based upon a percentage of the software license fee paid by the customer. Virtually all new software customers purchase maintenance services. Maintenance services are typically sold for multi-year periods in conjunction with the software license. Maintenance services typically consist of enhancements and updates to the software products, as well as telephone support concerning the operation of the programs.

SOFTWARE PRODUCTS IN DEVELOPMENT

  The following software products are in development and not currently available:

  Acquisition of SUMMITrak Assets. In September 1997, and contemporaneously with the effectiveness of the TCI Contract, the Company acquired certain SUMMITrak (TM) assets, a client/server, open systems, in-house customer care and billing system in development. The assets purchased consisted primarily of software, hardware, assembled workforce and intellectual property. The total purchase price was approximately $159 million, with approximately $105 million allocated to purchased research and development ("R&D") and the remaining amount allocated to long-lived assets. Purchased R&D represents R&D of software technologies which had not reached technological feasibility as of the acquisition date, and had no other alternative future use. Purchased R&D was charged to operations in the fourth quarter of 1997.

  The Company intends to continue the development of certain software technologies acquired from TCI and integrate such technologies into its current products. The Company is currently developing several additional products using the SUMMITrak next-generation, open system technologies to increase the functionality of CCS. These products use a modern architecture with relational databases, UNIX servers, object-oriented logic, and graphical user interfaces, and are expected to be sold as optional add-on software components to CCS, and include CSG Dispatch(TM), CSG TechNet(TM), Interactive Voice Response Services ("IVR"(TM)), and Closed Loop Inventory. CSG Dispatch provides automated work order routing and technician assignment and provides the dispatcher with a geographic information system (GIS)-based method for monitoring and reassigning work orders throughout the day. CSG

TechNet is an optional add-on component to CSG Dispatch that provides two-way data communications to the technician in the field, allowing the technician to close work orders, send and receive messages, and perform other functions. IVR Services allows customers to make pay-per-view orders and perform other transactions over the telephone by interacting with an IVR. Closed Loop Inventory provides a method for tracking client equipment in the field, primarily the set top boxes that are used in the field for communication services. The Company expects to complete these products by the end of 1998 and early 1999.

  Usage Handling System. The Usage Handling System ("UHS"(TM)) is a highly scalable, highly configurable rating component that allows usage events such as telephone calls and data connection events to be rated and billed via CCS.

  CSG Phoenix. The Company is developing CSG Phoenix(TM), a customer care and billing system which uses a three-tier client/server architecture, composed of the graphical user interface, the business logic, and the database. CSG Phoenix uses an open systems approach including a UNIX operating system, C and C++ programming languages, APIs, and object-oriented design, analysis, and implementation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Non-Recurring Charges."


CLIENTS

  The Company's business is concentrated in the U.S. within the cable television, DBS and on-line services industries. Based on 1997 revenues, all of the Company's largest clients are cable television providers except Echostar
(DBS) and Prodigy Services Company (on-line services), and all of such clients are in the U.S. except Telewest and Bell Cable Media. The Company's largest clients based on 1997 revenues are listed below in alphabetical order:

    Bell Cable Media                     Prodigy Services Company
    Century Communications Corporation   TCI and TCI Satellite Entertainment,
    Comcast Corporation                   Inc.
    Echostar                             Telewest
    Falcon Cable TV                      Time Warner
                                         US West Media Group

  During the years ended December 31, 1995, 1996, and 1997, revenues from TCI represented approximately 25.2%, 25.9% and 32.9% of total revenues, and revenues from Time Warner Cable and its affiliated companies ("Time Warner") represented approximately 27.9%, 22.9% and 20.1% of total revenues, respectively. The Company has separate processing agreements with multiple affiliates of Time Warner and provides products and services to them under separately negotiated and executed contracts.

CLIENT AND PRODUCT SUPPORT

  The Company's clients typically rely on CSG for ongoing support and training needs relating to the Company's products. The Company has a multi-level support environment for its clients. The Company's Product Support Center operates 24 hours a day, seven days a week. Clients call an 800 number and through an automated voice response unit, direct their calls to the specific product support representative who can answer their question. In addition, each client has a dedicated account manager. This professional helps clients resolve strategic and business issues. The Company has a full-time training staff and conducts ongoing training sessions both in the field and at its training facility located in Omaha, Nebraska.

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

FDC DATA PROCESSING FACILITY

  The Company outsources to FDC data processing and related services required for operation of the CCS system. The Company's proprietary software is run in FDC's facility to obtain the necessary mainframe computer capacity and support without making the substantial capital investment that would be necessary for the Company to provide this service internally. The Company's clients are connected to the FDC facility through a combination of private and commercially provided networks. FDC provides the services to the Company pursuant to a five year agreement which is scheduled to expire December 31, 2001. The Company believes it could obtain data processing services from alternative sources, if necessary.

RESEARCH AND DEVELOPMENT

  The Company's product development efforts are focused on developing new products and improving existing products. The Company believes that the timely development of new applications and enhancements is essential to maintaining its competitive position in the marketplace.

  The Company's total R & D expense, excluding purchased
R & D, was $14.3 million, $20.2 million, and $22.6 million for the years ended December 31, 1995, 1996, and 1997, or 14.8%, 15.3%, and 13.2% of total revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

  The market for customer care and billing systems in the converging communications industries is highly competitive. The Company competes with both independent providers and in-house developers of customer management systems. The Company believes its most significant competitors are USCS International, Inc. ("USCS"), Cincinnati Bell Information Systems ("CBIS"), and in-house systems. As the Company enters additional market segments, it expects to encounter additional competitors. Some of the Company's actual and potential competitors have substantially greater financial, marketing and technological resources than the Company.

  The Company believes that the principal competitive factors in its markets include time to market, flexibility and architecture of the system, breadth of product features, product quality, customer service and support, quality of R & D effort, and price.

PROPRIETARY RIGHTS AND LICENSES

  The Company relies on a combination of trade secrets and copyright laws, patents, license agreements, non-disclosure and other contractual provisions, and technical measures to protect its proprietary rights. The Company distributes its products under service and software license agreements which typically grant clients non-exclusive licenses to use the products. Use of the software products is restricted and subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work. Despite these precautions, there can be no assurance that misappropriation of the Company's software products and technology will not occur. The Company also incorporates via licenses or reselling arrangements a variety of third party technology and software products that provide specialized functionality within its own products and services. Although the Company believes that its product and service offerings conform with such arrangements and do not infringe upon the intellectual property rights of the other parties to such arrangements or of other third parties, there can be no assurance that any third parties will not assert contractual or infringement claims against the Company.

EMPLOYEES

  As of December 31, 1997, the Company had a total of 1,141 employees, an increase of 249 from December 31, 1996. The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

          The Company leases five facilities, totaling approximately 123,000 square feet in Denver, Colorado and surrounding communities. The Company utilizes these facilities primarily for (i) corporate headquarters, (ii) sales and marketing activities, (iii) business offices for its professional consultants, and (iv) certain R & D activities. The leases for these facilities expire in the years 1998 through 2004.

          The Company leases four facilities, totaling approximately 191,000 square feet in Omaha, Nebraska, including a lease entered into subsequent to December 31, 1997. The Company utilizes these facilities primarily for (i) client services and product support, (ii) systems and programming activities,
(iii) R & D activities, (iv) statement production and mailing, and (v) general and administrative functions. The leases for these facilities expire in the years 1998 through 2007.

          The Company leases office space totaling 12,800 square feet in Slough, Berkshire, in the United Kingdom for its U. K. operations. The lease for this facility expires in 2002.

          The Company believes that its facilities are adequate for its current needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See Note 9 to the Company's Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.   LEGAL PROCEEDINGS

          In October 1996, a former senior vice president of CSG Systems filed a lawsuit against the Company and certain of its officers in the District Court of Arapahoe County, Colorado. The suit claims that certain amendments to stock agreements between the plaintiff and the Company are unenforceable, and that the plaintiff's rights were otherwise violated in connection with those amendments. The plaintiff is seeking damages of approximately $1.8 million, and in addition, seeks to have such damages trebled under certain Colorado statutes that the plaintiff claims are applicable. The Company denies the allegations and intends to vigorously defend the lawsuit at all stages. The trial is currently scheduled to commence in July 1998.

          From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with outside counsel, the Company is not presently a party to any material pending or threatened legal proceedings except as further described above.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special meeting of the stockholders of the Company was held on December 16, 1997. At that meeting, the stockholders were asked to approve an amendment to the Company's Stock Incentive Plan (the "1996 Plan"), as adopted by the Board on September 3, 1997, which would increase the number of shares of Common Stock available under the 1996 Plan from 2,400,000 shares to 4,000,000 shares. 17,950,626 votes were cast for the amendment, 3,291,713 were cast against it, and there were 74,486 abstentions.

                                      ***

Executive Officers of the Registrant

     The present executive officers of the Company are Neal C. Hansen (Chairman of the Board and Chief Executive Officer), John P. Pogge (President and Chief Operating Officer), Greg A. Parker (Vice President and Chief Financial Officer) and Larry G. Fendley (Executive Vice President, Product Delivery Services). Information concerning such executive officers appears in the following paragraphs:

     Mr. Hansen, 57, is a co-founder of the Company and has been the Chairman of the Board and Chief Executive Officer and a director of the Company since its inception in 1994. From 1991 until founding the Company, Mr. Hansen served as a consultant to several software companies, including FDC. From 1989 to 1991, Mr. Hansen was a General Partner of Hansen, Haddix and Associates, a partnership which provided advisory management services to suppliers of software products and services. From 1985 to 1989, Mr. Hansen was Chairman and Chief Executive Officer of US WEST Applied Communications, Inc., and President of US WEST Data Systems Group.

     Mr. Pogge, 44, joined the Company in 1995 and has served as President, Chief Operating Officer and a director of the Company since September 1997. Prior to that time, Mr. Pogge was an Executive Vice President of the Company and General Manager, Business Units. From 1992 to 1995, Mr. Pogge was Vice President, Corporate Development for US WEST, Inc. From 1987 to 1991, Mr. Pogge served as Vice President and General Counsel of Applied Communications, Inc. Mr. Pogge holds a J.D. degree from Creighton University School of Law and a BBA in Finance from the University of Houston. Mr. Pogge and Mr. Parker are brothers-in-law.

     Mr. Parker, 39, assumed his current position on April 1, 1997, upon the retirement of David I. Brenner, the Company's former Executive Vice President and Chief Financial Officer. Mr. Parker joined the Company in July 1995 as Vice President, Finance. Previously, Mr. Parker was with Banc One for thirteen years and was Chief Financial Officer for Banc One in Houston and San Antonio. Mr. Parker received a BBA in Business Administration from the University of Iowa in 1980. Mr. Pogge and Mr. Parker are brothers-in-law.

     Mr. Fendley, 56, was named Executive Vice President of Product Delivery Services in December 1996. Mr. Fendley joined the Company in April 1996 as Executive Vice President of Systems Operations. From 1985 to 1996 Mr. Fendley held various domestic and international executive positions with Citibank. Mr. Fendley earned his Ph.D. and MSE degrees in Industrial Engineering at Arizona State University, and his Bachelor of Science in Industrial Engineering at Texas Technological University.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is listed on the Nasdaq National Market ("NASDAQ/NMS") under the symbol "CSGS". The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Company's Common Stock as reported by NASDAQ/NMS since the Company's Initial Public Offering on February 28, 1996.


1996                                                       HIGH        LOW
----                                                       ----        ---
First quarter..........................................   $25-1/2    $20-1/2
Second quarter.........................................    37-1/4     32-3/8
Third quarter..........................................    26-1/4     19-1/2
Fourth quarter.........................................    21-3/8     14-3/8

1997                                                       HIGH        LOW
----                                                       ----        ---
First quarter..........................................   $20-1/4    $15-
Second quarter.........................................    31-        14-3/4
Third quarter..........................................    40-1/4     22-
Fourth quarter.........................................    49-3/4     30-5/8


          On March 16, 1998, the last sale price of the Company's Common Stock as reported by NASDAQ/NMS was $39.75 per share. On January 31, 1998, the number of holders of record of Common Stock was 253.

DIVIDENDS

          The Company has not declared or paid cash dividends on its Common Stock since its incorporation. The Company's debt agreement contains restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Company's Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA

  The following selected financial data have been derived from the audited financial statements of the Company and CSG Systems, Inc., formerly Cable Services Group, Inc. (the "Predecessor"). The selected financial data presented below should be read in conjunction with, and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's and the Predecessor's Consolidated Financial Statements. The information below is not necessarily indicative of the results of future operations.

                               PREDECESSOR (1)                    COMPANY (1) (2)
                          ------------------------- ----------------------------------------------
                                        11 MONTHS    ONE MONTH
                           YEAR ENDED     ENDED        ENDED         YEAR ENDED DECEMBER 31,
                          DECEMBER 31, NOVEMBER 30, DECEMBER 31, ---------------------------------
                              1993         1994         1994       1995        1996        1997
                          ------------ ------------ ------------ ---------  ----------  ----------
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS
 DATA:
Revenues:
 Processing and related
  services..............    $75,578      $76,081     $   7,757   $  96,343    $113,422  $  131,399
 Software license and
  maintenance fees......        --           --            --           57      14,736      26,880
 Professional services..        --           --            --            4       4,139      13,525
                            -------      -------     ---------   ---------  ----------  ----------
   Total revenues.......     75,578       76,081         7,757      96,404     132,297     171,804
                            -------      -------     ---------   ---------  ----------  ----------
Expenses:
 Cost of revenues:
 Cost of processing and
  related services:
  Direct costs..........     34,503       34,977         3,647      46,670      52,027      58,259
  Amortization of
   acquired software
   (1)..................          2          --            917      11,000      11,003      10,596
  Amortization of
   client contracts and
   related intangibles
   (1)..................      1,518        1,594           341       4,092       4,092       4,293
                            -------      -------     ---------   ---------  ----------  ----------
   Total cost of
    processing and
    related services....     36,023       36,571         4,905      61,762      67,122      73,148
 Cost of software
  license and
  maintenance fees......        --           --            --          --        5,040       9,787
 Cost of professional
  services..............        --           --            --          --        2,083       7,047
                            -------      -------     ---------   ---------  ----------  ----------
   Total cost of
    revenues............     36,023       36,571         4,905      61,762      74,245      89,982
                            -------      -------     ---------   ---------  ----------  ----------
Gross margin............     39,555       39,510         2,852      34,642      58,052      81,822
                            -------      -------     ---------   ---------  ----------  ----------
Operating expenses:
 Research and
  development:
 Research and
  development...........      5,591        7,680         1,044      14,278      20,206      22,586
 Charge for purchased
  research and
  development (1) (5)...        --           --         40,953         --          --      105,484
 Impairment of
  capitalized software
  development costs
  (6)...................        --           --            --          --          --       11,737
 Selling and marketing..      2,012        3,054           293       3,770       8,213      10,198
 General and
  administrative:
 General and
  administrative........     11,431        9,461         3,073      11,406      13,702      19,385
 Amortization of
  goodwill and other
  intangibles (1).......      1,052          826           547       5,680       6,392       6,927
 Impairment of
  intangible assets
  (7)...................        --           --            --          --          --        4,707
 Stock-based employee
  compensation (1)......        --           --            --          841       3,570         449
 Depreciation...........      3,847        3,520           433       5,687       5,121       6,884
                            -------      -------     ---------   ---------  ----------  ----------
   Total operating
    expenses............     23,933       24,541        46,343      41,662      57,204     188,357
                            -------      -------     ---------   ---------  ----------  ----------
Operating income
 (loss).................     15,622       14,969       (43,491)     (7,020)        848    (106,535)
                            -------      -------     ---------   ---------  ----------  ----------
 Other income (expense):
 Interest expense.......     (1,941)      (1,067)         (769)     (9,070)     (4,168)     (5,324)
 Interest income........        205          227            39         663         844       1,294
 Other..................        --           --            --          --          --          349
                            -------      -------     ---------   ---------  ----------  ----------
   Total other..........     (1,736)        (840)         (730)     (8,407)     (3,324)     (3,681)
                            -------      -------     ---------   ---------  ----------  ----------
Income (loss) before
 income taxes,
 extraordinary item and
 discontinued
 operations.............     13,886       14,129       (44,221)    (15,427)     (2,476)   (110,216)
 Income tax (provision)
  benefit...............     (5,539)      (5,519)        3,757         --          --          --
                            -------      -------     ---------   ---------  ----------  ----------
Income (loss) before
 extraordinary item and
 discontinued
 operations.............      8,347        8,610       (40,464)    (15,427)     (2,476)   (110,216)
 Extraordinary loss from
  early extinguishment
  of debt (3) (5).......        --           --            --          --       (1,260)       (577)
                            -------      -------     ---------   ---------  ----------  ----------
Income (loss) from
 continuing operations..      8,347        8,610       (40,464)    (15,427)     (3,736)   (110,793)
Discontinued operations
 (4):
 Loss from operations...        --           --           (239)     (3,093)        --          --
 Gain (loss) from
  disposition...........        --           --            --         (660)        --        7,922
                            -------      -------     ---------   ---------  ----------  ----------
   Total gain (loss)
    from discontinued
    operations..........        --           --           (239)     (3,753)        --        7,922
                            -------      -------     ---------   ---------  ----------  ----------
Net income (loss).......    $ 8,347      $ 8,610     $ (40,703)  $ (19,180) $   (3,736) $ (102,871)
                            =======      =======     =========   =========  ==========  ==========
Net loss per common
 share (basic and
 diluted) (8):
 Loss attributable to common stockholders.........   $  (15.75)  $   (5.51) $     (.14) $    (4.32)
 Extraordinary loss from early extinguishment of
  debt............................................         --          --         (.06)       (.02)
 Gain (loss) from discontinued operations.........        (.09)      (1.09)        --          .31
                                                     ---------   ---------  ----------  ----------
 Net loss attributable to common stockholders.....   $  (15.84)  $   (6.60) $     (.20) $    (4.03)
                                                     =========   =========  ==========  ==========
Weighted average common shares (basic and diluted)
 (8)..............................................   2,587,500   3,450,415  21,872,860  25,497,033
                                                     =========   =========  ==========  ==========

                                       (footnotes appear on the following page)

                              PREDECESSOR (1)                  COMPANY (1) (2)
                         ------------------------- ----------------------------------------
                                       11 MONTHS    ONE MONTH
                          YEAR ENDED     ENDED        ENDED      YEAR ENDED DECEMBER 31,
                         DECEMBER 31, NOVEMBER 30, DECEMBER 31, ---------------------------
                             1993         1994         1994       1995      1996     1997
                         ------------ ------------ ------------ --------  -------- --------
                                                  (IN THOUSANDS)
OTHER DATA (AT PERIOD
 END):
 Number of clients'
  customers processed...    15,410       16,347        16,435     17,975    19,212   21,146
BALANCE SHEET DATA (AT
 PERIOD END):
 Cash and cash
  equivalents...........   $    61      $    22      $  6,650   $  3,603  $  6,134 $ 20,417
 Working capital........     7,570        8,356         4,681      2,359     4,430    3,518
 Total assets  (5)......    64,298       65,695       130,160    105,553   114,910  179,793
 Long-term obligations
  (3) (5)...............    16,375       10,438        95,000     85,068    32,500  135,000
 Redeemable convertible
  preferred stock  (3)..       --           --         59,363     62,985       --       --
 Stockholders' equity
  (deficit)  (1) (3) (5)
  (6)...................    35,980       43,031       (40,429)   (61,988)   41,964  (33,086)

--------
(1) The Company was formed in October 1994 and acquired all of the outstanding shares of CSG Systems, Inc., formerly Cable Services Group, Inc., from
    FDC on November 30, 1994 (the "Acquisition"). The Company did not have any substantive operations prior to the Acquisition. The Acquisition was accounted for as a purchase and the Company's Consolidated Financial Statements (the "Consolidated Financial Statements") since the date of the Acquisition are presented on the new basis of accounting established for the purchased assets and liabilities. The Company incurred certain acquisition-related charges as a result of the Acquisition. These acquisition-related charges included an immediate charge of $40.9 million as of the Acquisition date for purchased research and development and recurring, periodic amortization of acquired software, client contracts and related intangibles, noncompete agreement and goodwill, and stock-based employee compensation.
(2) On June 28, 1996, the Company acquired all of the outstanding shares of Bytel. The acquisition was accounted for using the purchase method of accounting.
(3) The Company completed an initial public offering ("IPO") of its Common
    Stock in March 1996. The Company sold 3,335,000 shares of Common Stock resulting in net proceeds to the Company of $44.8 million. Such proceeds were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on Redeemable Convertible Preferred Stock ("Preferred Stock"). As of the closing of the IPO, all of the Preferred Stock was automatically converted into 17,999,998 shares of Common Stock. The Company incurred an extraordinary loss of $1.3 million for the write-off of deferred financing costs attributable to the portion of the long-term debt repaid.
(4) Contemporaneously with the Acquisition, the Company purchased from FDC all of the outstanding capital stock of Anasazi Inc. ("Anasazi"). On August 31, 1995, the Company completed a substantial divestiture of Anasazi, resulting in the Company owning less than 20% of Anasazi. In September 1997, the Company sold its remaining ownership interest in Anasazi for $8.6 million in cash. The Company accounted for its ownership in Anasazi as discontinued operations after its acquisition in 1994.
(5) In September 1997, the Company purchased certain SUMMITrak assets from TCI and entered into the TCI Contract. The total purchase price for the assets was approximately $159 million, $106.0 million of which was paid in cash at closing, with approximately $105 million allocated to purchased research and development with the remaining amount allocated to long-lived assets. See Note 4 to the Consolidated Financial Statements for a description of the balance of the purchase price. The purchased research and development was charged to operations in the fourth quarter of 1997. The Company financed the asset acquisition with a $150.0 million term credit facility (the "Term Credit Facility"), of which $27.5 million was used to retire the Company's previously outstanding debt, resulting in an extraordinary loss of $.6 million for the write-off of deferred financing costs attributable to such debt.
(6) During the fourth quarter of 1997, the Company recorded a non-recurring charge of $11.7 million to reduce certain CSG Phoenix assets to their net realizable value as of December 31, 1997.
(7) During the fourth quarter of 1997, the Company recorded a non-recurring charge of $4.7 million for the impairment of certain intangible assets related to software systems which the Company decided to no longer market and support.
(8) Net loss per common share and the shares used in the per share computation have been computed on the basis described in Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Acquisition of CSG Systems, Inc. The Company was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from FDC in November 1994 (the "Acquisition"). CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until the Acquisition. The Company acquired CSG Systems, Inc. for approximately $137 million in cash and accounted for the Acquisition using the purchase method of accounting. See Note 3 to the Consolidated Financial Statements for additional discussion.

  Public Offering. The Company completed the IPO in March 1996. The Company sold 3,335,000 shares of Common Stock at a price of $15 per share, resulting in net proceeds to the Company, after deducting the underwriting discount and offering expenses, of approximately $44.8 million. The net proceeds from the IPO were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on Preferred Stock. As of the closing of the IPO, all of the 8,999,999 outstanding shares of Preferred Stock were automatically converted into 17,999,998 shares of Common Stock and all accrued dividends were paid. See Notes 5 and 6 to the Consolidated Financial Statements for additional information regarding the Company's Preferred Stock and long-term debt.

  Acquisition of Bytel Limited. On June 28, 1996, the Company acquired all of the outstanding shares of Bytel for $3.1 million in cash and assumption of certain liabilities of $1.6 million. The acquisition was accounted for using the purchase method of accounting. The cost in excess of the fair value of the net tangible assets acquired of $4.2 million was allocated to goodwill and is being amortized over seven years on a straight-line basis. The Consolidated Financial Statements include Bytel's results of operations since the acquisition date. Bytel, established in 1992, is the leading provider of customer care and billing solutions in the United Kingdom to providers of combined cable television and telephony (business and residential) services.

  Acquisition of SUMMITrak Assets and TCI Contract. In September 1997, the Company purchased certain SUMMITrak assets from TCI and entered into the TCI Contract. The Company completed the accounting for these transactions in the fourth quarter of 1997. The total purchase price was approximately $159 million, with approximately $105 million allocated to purchased research and development ("R&D") and the remaining amount allocated to long-lived assets. Purchased R&D represents R&D of software technologies which had not reached technological feasibility as of the acquisition date, and had no other alternative future use. Purchased R&D was charged to operations in the fourth quarter of 1997. The Company financed the SUMMITrak asset acquisition with the Term Credit Facility, of which $27.5 million was used to retire the Company's previously outstanding debt. See Notes 4 and 6 to the Consolidated Financial Statements for additional information regarding the SUMMITrak asset acquisition and the related financing.

  The Company intends to continue the development of certain software technologies acquired from TCI and integrate such technologies into its current products. The Company is currently developing several additional products using the SUMMITrak next-generation, open system technologies to increase the functionality of CCS. These products use a modern architecture with relational databases, UNIX servers, object-oriented logic, and graphical user interfaces, and are expected to be sold as optional add-on software components to CCS, and include CSG Dispatch, CSG TechNet, IVR Services, and Closed Loop Inventory. CSG Dispatch provides automated work order routing and technician assignment and provides the dispatcher with a geographic information system (GIS)-based method for monitoring and reassigning work orders throughout the day. CSG TechNet is an optional add-on component to CSG Dispatch that provides two-way data communications to the technician in the field, allowing the technician to close work orders, send and receive messages, and perform other functions. IVR Services allows customers to make pay-per-view orders and perform other transactions over the telephone by interacting with an IVR. Closed Loop Inventory provides a method for tracking client equipment in the field, primarily the set top boxes that are used in the field for communication services. The Company expects to complete these products by the end of 1998 and early 1999.

OVERVIEW

  The Company. The Company is a leading provider of customer care and billing solutions for cable television and direct broadcast satellite providers, and also serves on-line services and telecommunications providers. The Company's products and services enable its clients to focus on their core businesses, improve customer service, and enter new markets and operate more efficiently. The Company offers its clients a full suite of processing and related services, and software and professional services which automate customer care and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing, management reporting, and customer analysis for target marketing. The Company's products and services combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

  Revenues. The Company's revenues are derived principally from processing and related services, which represented 99.9%, 85.8% and 76.5% of the Company's total revenues for the years ended December 31, 1995, 1996 and 1997, respectively. As a result of the expected conversions in 1998 of TCI's and other clients' customers onto the Company's customer care and billing system, the Company expects processing and related services as a percentage of total revenues in 1998 to increase when compared to 1997. Processing and related services consist of processing fees, ancillary services and certain customized print and mail services. Processing fees are typically billed based on the number of a client's customers serviced, ancillary services are typically billed on a per transaction basis, and customized print and mail services are billed on a usage basis. Typically, the Company signs multi-year processing contracts with its clients which include provisions for annual price increases, and many of which include financial minimums. The Company's processing and related services are derived principally from its CCS product and services ancillary to CCS.

  The Company passes through to its clients the cost of postage and the cost of communication lines between client sites and the mainframe data processing facility. Such reimbursements of cost are netted against the expense and are not included in total revenues.

  Although the Company believes that the majority of its revenues will continue to come from processing and related services over the next several years, the Company has developed new software products and professional services. The software products include, among others, ACSR, ACSR Telephony, CSG Vantage, and CSG VantagePoint. Revenue from these software products and professional services, including revenue from the acquired software products and related services of Bytel, were $.1 million, $18.9 million, and $40.4 million, or .1%, 14.2% and 23.5% of total revenues, for the years ended December 31, 1995, 1996 and 1997, respectively. Software products and professional services as a percentage of total revenues in 1998 are expected to decrease when compared to 1997, due to the increased percentage of revenues expected to be generated from processing and related services in 1998, as discussed above. The Company licenses its software products under both perpetual and multi-year term licenses. See "Business" for additional discussion of the Company's products and services.

  Cost of Revenues. Direct costs for processing and related services consist primarily of: (i) the salaries and benefits of employees involved in certain systems and programming, client and product support, and statement production;
(ii) the cost of data processing; and (iii) statement and envelope costs. The Company's data processing services for CCS are provided by FDC under a five-year agreement which expires December 31, 2001. The cost of such services provided by FDC are based on usage and/or actual costs and were $16.9 million, $19.6 million and $19.2 million for the years ended December 31, 1995, 1996 and 1997, respectively. The amortization of acquired software, client contracts and related intangibles relates primarily to amortization of assets acquired in the Acquisition. The acquired software was fully amortized in November 1997.

  The cost of software license and maintenance fees consists primarily of the salaries and benefits of the systems and programming employees supporting the Company's software products. The cost of professional services consists primarily of the salaries and benefits of the employees performing such services.

  Operating Expenses. R&D expense consists primarily of the salaries and benefits of the employees involved in internal software and product development. Software and product development costs have increased significantly as resources have been added to develop new software products and enhance existing products.

  Selling and marketing expense consists primarily of the salaries, commissions, and benefits of those employees involved in sales and marketing activities, as well as travel, convention, and advertising expenses.

  General and administrative expense consists primarily of the salaries and benefits of management and administrative personnel and general office administration expense. Amortization of noncompete agreements and goodwill consists primarily of amortization of assets acquired in the Acquisition. Stock-based employee compensation expense relates to purchases of the Company's Common Stock by executive officers and key employees in 1994 and 1995, prior to the Company's IPO. See Notes 3 and 11 of the Consolidated Financial Statements for additional discussion of these items.

  Income Taxes. Although the Company has incurred net losses for the years ended 1995, 1996, and 1997, the Company has paid U.S. income taxes for each of these years and expects to pay United Kingdom income taxes for 1997, due primarily to differences in the timing of recognition of the amortization of intangible assets for financial reporting and tax purposes. For income tax purposes, the amortization of the intangible assets related to the Acquisition and the charge for purchased research and development related to the SUMMITrak asset acquisition, are principally deductible over 15 years on a straight-line basis. Based on its current projections, the Company expects to pay U.S. income taxes for 1998.

  At December 31, 1997, the Company concluded that it was more likely than not that certain of the Company's deferred tax assets would be realized. Accordingly, the Company has recognized a net deferred tax asset of $7.4 million. The Company has recorded a valuation allowance of approximately $61.3 million against the remaining net deferred tax assets since realization of these future benefits is not sufficiently assured as of December 31, 1997. The Company intends to analyze the realizability of the net deferred tax assets at each future quarterly reporting period. The current quarterly results of operations, as well as the Company's projected results of operations, will determine the required valuation allowance at the end of each quarter. Based on its current projections of operating results for 1998, the Company expects to realize additional deferred tax assets in 1998. As a result, the Company does not expect income tax expense for 1998 to be significant.

ACQUISITION CHARGES

  Acquisition Charges. As a result of the Acquisition, the Company has recorded recurring, periodic amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill and stock-based employee compensation (collectively, the "Acquisition Charges"). The Acquisition Charges totaled $21.6 million, $24.4 million, and $20.7 million, for the years ended December 31, 1995, 1996 and 1997, respectively. See Notes 3 and 11 to the Consolidated Financial Statements for additional information regarding the Acquisition and the Acquisition Charges.

  Discontinued Operations. Contemporaneously with the Acquisition, the Company purchased from FDC all of the outstanding shares of Anasazi for $6.0 million cash. Anasazi provides central reservation systems and services for the hospitality and travel industries. The Company accounted for its ownership in Anasazi as discontinued operations after its acquisition in 1994. On August 31, 1995, the Company completed a substantial divestiture of Anasazi, resulting in the Company owning less than 20% of Anasazi. As a result, the $3.1 million loss from discontinued operations included in the Company's 1995 financial statements consists of the net losses of Anasazi from January 1 to August 31, 1995. Anasazi's results of operations subsequent to August 31, 1995 are not included in the Company's results of operations as the Company accounted for its investment in Anasazi under the cost method subsequent to August 31, 1995. In September 1997, the Company sold its remaining interest in Anasazi for $8.6 million in cash. The loss of $.7 million in August 1995 and the gain of $7.9 million in September 1997 relate to the Company's substantial and then final disposition of its ownership interest in Anasazi. See Note 10 to the Consolidated Financial Statements for additional information regarding Anasazi.

NON-RECURRING CHARGES

  Charge for Purchased Research and Development. During the fourth quarter of 1997, the Company recorded a charge of $105.5 million related primarily to the portion of the SUMMITrak asset acquisition purchase price allocated to purchased research and development related to software technologies which had not reached technological feasibility and had no other alternative future use as of the acquisition date. See Note 4 to the Consolidated Financial Statements for additional discussion.

  Impairment of Capitalized Software Development Costs. During the fourth quarter of 1997, the Company recorded a charge of $11.7 million related to certain CSG Phoenix assets. After the consideration of multiple factors and events, consisting primarily of an increase in demand for the Company's outsourced processing services and previously announced delays in the delivery of CSG Phoenix, such assets were reduced to their estimated net realizable value as of December 31, 1997. The charge primarily includes previously capitalized internal development costs and purchased software incorporated into the product. The Company intends to continue its development of CSG Phoenix. See Notes 2 and 13 to the Consolidated Financial Statements for additional discussion.

  Impairment of Intangible Assets. During the fourth quarter of 1997, the Company recorded a charge of $4.7 million for the impairment of certain intangible assets related to software systems which the Company has decided to no longer market and support. This impairment charge relates principally to the Company's CableMAX product. CableMAX is a personal computer-based customer management system targeted at smaller cable systems of 2,500 customers or less. During the fourth quarter of 1997, the Company decided not to invest the resources necessary to make the software year 2000 compliant, resulting in the impairment of the CableMAX intangible assets. See Note 2 to the Consolidated Financial Statements for additional discussion.

  Extraordinary Loss From Early Extinguishment Of Debt. In September 1997, the Company retired its outstanding bank indebtedness of $27.5 million in conjunction with obtaining financing for the SUMMITrak asset acquisition. Upon repayment of the outstanding debt, the Company recorded an extraordinary loss of $.6 million for the write-off of deferred financing costs. In March 1996, the Company recorded an extraordinary charge of $1.3 million for the write-off of deferred financing costs related to repayment of $40.3 million of long-term debt with proceeds from the IPO. See Note 6 to the Consolidated Financial Statements for additional discussion.

ADJUSTED RESULTS OF OPERATIONS

  Impact of Acquisition Charges and Non-recurring Charges on Earnings. As discussed above, the Company has incurred Acquisition Charges and non-recurring charges in each of the last three years. The total of these charges was $25.4 million, $25.7 million and $135.3 million for the years ended December 31, 1995, 1996 and 1997, respectively. The Company's adjusted results of operations excluding these items is shown in the following table. In addition to the exclusion of these expenses from the calculation, the adjusted results of operations were computed using an effective income tax rate of 38.0%, and outstanding shares on a diluted basis.

                                          FOR THE YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                         1995          1996          1997
                                     ------------- ------------- -------------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Adjusted Results of Operations:
    Operating income................       $14,593       $25,194       $36,131
    Income before income taxes......         6,186        21,870        32,450
    Net income......................         3,835        13,559        20,119
    Earnings per diluted common
     share..........................           .18           .54           .77
    Weighted average diluted common
     shares.........................        21,533        25,294        26,069

RESULTS OF OPERATIONS

  The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated. The results of Bytel's operations since its acquisition on June 28, 1996 are included in the following table and considered in the discussion of the Company's operations that follows:

                                   TWELVE MONTHS ENDED DECEMBER 31,
                          -------------------------------------------------------
                                1995               1996              1997
                          -----------------  ----------------- ------------------
                                     % OF               % OF               % OF
                           AMOUNT   REVENUE   AMOUNT   REVENUE  AMOUNT    REVENUE
                          --------  -------  --------  ------- ---------  -------
                                        (DOLLARS IN THOUSANDS)
Revenues:
 Processing and related
  services..............  $ 96,343    99.9%  $113,422    85.8% $ 131,399    76.5%
 Software license and
  maintenance fees......        57      .1     14,736    11.1     26,880    15.6
 Professional services..         4     --       4,139     3.1     13,525     7.9
                          --------  ------   --------   -----  ---------  ------
   Total revenues.......    96,404   100.0    132,297   100.0    171,804   100.0
                          --------  ------   --------   -----  ---------  ------
Expenses:
 Cost of revenues:
 Cost of processing and
  related services:
  Direct costs..........    46,670    48.4     52,027    39.3     58,259    33.9
  Amortization of
   acquired software....    11,000    11.4     11,003     8.3     10,596     6.2
  Amortization of
   client contracts and
   related
   intangibles..........     4,092     4.2      4,092     3.1      4,293     2.5
                          --------  ------   --------   -----  ---------  ------
   Total cost of
    processing and
    related services....    61,762    64.0     67,122    50.7     73,148    42.6
 Cost of software
  license and
  maintenance fees......       --      --       5,040     3.8      9,787     5.7
 Cost of professional
  services..............       --      --       2,083     1.6      7,047     4.1
                          --------  ------   --------   -----  ---------  ------
   Total cost of
    revenues............    61,762    64.0     74,245    56.1     89,982    52.4
                          --------  ------   --------   -----  ---------  ------
 Gross margin...........    34,642    36.0     58,052    43.9     81,822    47.6
                          --------  ------   --------   -----  ---------  ------
 Operating expenses:
 Research and
  development:
  Research and
   development..........    14,278    14.8     20,206    15.3     22,586    13.2
  Charge for purchased
   research and
   development..........       --      --         --      --     105,484    61.4
  Impairment of
   capitalized software
   development costs....       --      --         --      --      11,737     6.8
 Selling and marketing..     3,770     3.9      8,213     6.2     10,198     5.9
 General and
  administrative:
 General and
  administrative........    11,406    11.8     13,702    10.4     19,385    11.3
 Amortization of
  noncompete agreements
  and goodwill..........     5,680     5.9      6,392     4.8      6,927     4.0
 Impairment of
  intangible assets.....       --      --         --      --       4,707     2.7
 Stock-based employee
  compensation..........       841      .9      3,570     2.7        449      .3
 Depreciation...........     5,687     5.9      5,121     3.9      6,884     4.0
                          --------  ------   --------   -----  ---------  ------
   Total operating
    expenses............    41,662    43.2     57,204    43.3    188,357   109.6
                          --------  ------   --------   -----  ---------  ------
Operating income
 (loss).................    (7,020)   (7.2)       848      .6   (106,535)  (62.0)
                          --------  ------   --------   -----  ---------  ------
 Other income (expense):
 Interest expense.......    (9,070)   (9.4)    (4,168)   (3.1)    (5,324)   (3.1)
 Interest income........       663      .7        844      .6      1,294      .7
 Other..................       --      --         --      --         349      .2
                          --------  ------   --------   -----  ---------  ------
   Total other..........    (8,407)   (8.7)    (3,324)   (2.5)    (3,681)   (2.2)
                          --------  ------   --------   -----  ---------  ------
Loss before income
 taxes, extraordinary
 item and discontinued
 operations.............   (15,427)  (15.9)    (2,476)   (1.9)  (110,216)  (64.2)
 Income tax provision...       --      --         --      --         --      --
                          --------  ------   --------   -----  ---------  ------
Loss before
 extraordinary item and
 discontinued
 operations.............   (15,427)  (15.9)    (2,476)   (1.9)  (110,216)  (64.2)
 Extraordinary loss from
  early extinguishment
  of debt...............       --      --      (1,260)    (.9)      (577)    (.3)
                          --------  ------   --------   -----  ---------  ------
Loss from continuing
 operations.............   (15,427)  (15.9)    (3,736)   (2.8)  (110,793)  (64.5)
                          --------  ------   --------   -----  ---------  ------
Discontinued operations:
 Loss from operations...    (3,093)   (3.2)       --      --         --      --
 Gain (loss) from
  disposition...........      (660)    (.7)       --      --       7,922     4.6
                          --------  ------   --------   -----  ---------  ------
   Total gain (loss)
    from discontinued
    operations..........    (3,753)   (3.9)       --      --       7,922     4.6
                          --------  ------   --------   -----  ---------  ------
Net loss................  $(19,180) (19.8)%  $ (3,736)  (2.8)% $(102,871) (59.9)%
                          ========  ======   ========   =====  =========  ======

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1996

  Revenues. Total revenues increased $39.5 million, or 29.9%, to $171.8 million in 1997, from $132.3 million in 1996, due primarily to increased revenues from the Company's processing and related services, as well as increased revenues from software and related product sales and professional consulting services.

  Revenues from processing and related services increased $18.0 million, or 15.8%, to $131.4 million in 1997, from $113.4 million in 1996, due primarily to an increase in the number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. Customers serviced as of December 31, 1997 and 1996 were 21.1 million and 19.2 million, respectively, an increase of 10.1%. The increase in the number of customers serviced was due primarily to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due to price increases included in client contracts and increased usage of ancillary services by existing clients.

  Revenues from software and related product sales and professional consulting services increased $21.5 million, or 114.1%, to $40.4 million in 1997, from $18.9 million in 1996. This increase relates to the introduction of the Company's new software products, primarily ACSR and CSG VantagePoint, and professional consulting services in early 1996 with continued expansion throughout 1996 and 1997, and the inclusion of revenues from Bytel's operations for all of 1997, whereas six months of revenues for Bytel were included for 1996.

  Amortization of Acquired Software. Amortization of acquired software decreased $.4 million, or 3.7%, to $10.6 million in 1997, from $11.0 million in 1996, due primarily to acquired software from the Acquisition becoming fully amortized as of November 30, 1997. See Note 3 to the Consolidated Financial Statements for additional discussion of the Acquisition and its impact on operations.

  Amortization of Client Contracts and Related Intangibles. Amortization of client contracts and related intangibles increased $.2 million, or 4.9%, to $4.3 million in 1997, from $4.1 million in 1996 due primarily to amortization from the TCI Contract executed in September 1997.

  Gross Margin. Gross margin increased $23.7 million, or 40.9%, to $81.8 million in 1997, from $58.1 million in 1996, due primarily to revenue growth. The gross margin as a percentage of total revenues increased to 47.6% in 1997, compared to 43.9% in 1996. The increase in the gross margin as a percentage of total revenues is due primarily to: (i) a favorable change in revenue mix which included more higher-margined software products; (ii) the increase in revenues while the overall amount of amortization of acquired software and the amortization of client contracts and related intangibles remained relatively constant; and (iii) the increase in processing and related services revenue per customer while controlling the cost of delivering such services.

  Research and Development Expense. Research and development expense increased $2.4 million, or 11.8%, to $22.6 million in 1997, from $20.2 million in 1996. As a percentage of total revenues, R&D expense decreased to 13.2% in 1997 from 15.3% in 1996. The Company capitalized software development costs, related primarily to CSG Phoenix, of approximately $9.7 million during 1997, which consisted of $8.4 million of internal development costs and $1.3 million of purchased software. The Company capitalized software development costs, related primarily to CSG Phoenix, ACSR Telephony and CSG VantagePoint, of approximately $3.1 million in 1996, which consisted of $2.5 million of internal development costs and $.6 million of purchased software. As a result, total R&D expenditures (i.e., the total R&D costs expensed, plus the capitalized internal development costs) for 1997 and 1996 were $31.0 million, or 18.0% of total revenues, and $22.7 million, or 17.2% of total revenues, respectively. The overall increase in R&D expenditures is due primarily to continued efforts on several products which are in development and enhancements of the Company's existing products. The increased R&D expenditures consist primarily of increases in salaries, benefits and other programming-related expenses.

  Selling and Marketing Expense. Selling and marketing expense increased $2.0 million, or 24.2%, to $10.2 million in 1997, from $8.2 million in 1996. As a percentage of total revenues, selling and marketing expense decreased to 5.9% in 1997, compared to 6.2% in 1996. The increase in expense is due primarily to continued growth of the Company's direct sales force throughout 1996 and most of 1997. The Company began building a new direct sales force in mid-1995 and continued to expand its sales force until reaching its present level as of the end of 1997.

  General and Administrative Expense. General and administrative ("G&A") expense increased $5.7 million, or 41.5%, to $19.4 million in 1997, from $13.7 million in 1996. As a percentage of total revenues, G&A expense increased to 11.3% in 1997, from 10.4% in 1996. The increase in expense relates primarily to: (i) the continued expansion of the Company's management team and related administrative staff, added throughout 1996 and 1997, to support the Company's overall growth; (ii) an increase in facility costs to support employee growth, including the cost of relocating the Company's corporate headquarters; (iii) expenses of $.7 million related to the closing of the TCI Contract and the SUMMITrak asset purchase agreement; and (iv) the inclusion of G&A expenses from Bytel's operations for all of 1997, whereas six months of G&A expenses for Bytel were included for 1996.

  Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill increased $.5 million, or 8.4%, to $6.9 million in 1997, from $6.4 million in 1996. The increase in expense relates to amortization of goodwill from the Bytel acquisition and amortization of an additional noncompete agreement executed in April 1996.

  Stock-Based Employee Compensation. During 1995 and 1994, the Company sold Common Stock to executive officers and key employees pursuant to performance stock agreements and recorded deferred compensation of $5.8 million related to these purchases. Prior to the completion of the IPO, the deferred compensation was being recognized as stock-based employee compensation expense on a straight-line basis from the time the shares were purchased through November 30, 2001, as the shares became vested as of this date. Upon completion of the IPO, shares owned by certain executive officers of the Company became fully vested. In addition, the vesting for the remaining performance stock shares decreased to 20.0% annually over a five-year period. As a result, approximately $3.2 million of stock-based employee compensation expense was recorded when the IPO was completed in March 1996. Amortization of the stock-based deferred compensation subsequent to 1997 will be approximately $.3 million per year. See Note 11 to the Consolidated Financial Statements for additional discussion.

  Depreciation Expense. Depreciation expense increased $1.8 million, or 34.4%, to $6.9 million in 1997, from $5.1 million in 1996, with the increase attributed to capital expenditures throughout 1996 and 1997 in support of the overall growth of the Company.

  Operating income (loss). Operating loss was $106.5 million for 1997, compared to operating income of $.8 million for 1996. The change between years relates primarily to the non-recurring charges recorded in the fourth quarter of 1997, as discussed above.

  Interest Expense. Interest expense increased $1.1 million, or 27.7%, to $5.3 million in 1997, from $4.2 million in 1996, with the increase attributable primarily to new debt incurred under the Term Credit Facility. This increase was partially offset by the effects of: (i) scheduled principal payments on the Company's long-term debt; (ii) the retirement of $40.3 million of long-term debt with the proceeds from the IPO in March 1996; and (iii) a decrease in the Company's interest rate spread on LIBOR, as a result of the Company favorably amending its long-term credit facility in April 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1995

  Revenues. Total revenues increased $35.9 million, or 37.2%, to $132.3 million in 1996, from $96.4 million in 1995, due primarily to increased revenues from the Company's processing and related services, as well as increased revenues from software and related product sales and professional consulting services.

  Revenues from processing and related services increased $17.1 million, or 17.7%, to $113.4 million in 1996, from $96.3 million in 1995, due primarily to an increase in the number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. Customers serviced as of December 31, 1996 and 1995 were 19.2 million and 18.0 million, respectively, an increase of 6.9%. The increase in the number of customers serviced was due primarily to internal customer growth experienced by existing clients and the addition of new clients. Revenue per customer increased due to annual price increases included in client contracts and increased usage of ancillary services by existing clients.

  Revenue from the Company's new software products introduced in early 1996, primarily ACSR and CSG VantagePoint, and professional services, as well as revenue from the software products and related services of Bytel for six months in 1996, were $18.9 million in 1996 compared to $.1 million in 1995.

  Gross Margin. Gross margin increased $23.5 million, or 67.6%, to $58.1 million in 1996, from $34.6 million in 1995, due primarily to revenue growth. The gross margin as a percentage of total revenues increased to 43.9% in 1996, compared to 36.0% in 1995. The increase in the gross margin as a percentage of total revenues is due primarily to: (i) a favorable change in revenue mix which included more higher-margined software products; (ii) the increase in revenues while the overall amount of amortization of acquired software and the amortization of client contracts and related intangibles remained relatively constant; and (iii) the increase in processing and related services revenue per customer while controlling the cost of delivering such services.

  Research and Development Expense. Research and development expense increased $5.9 million, or 41.5%, to $20.2 million in 1996, from $14.3 million in 1995. As a percentage of total revenues, R&D expense increased to 15.3% in 1996 from 14.8% in 1995. The Company capitalized software development costs, related primarily to CSG Phoenix, ACSR Telephony and CSG VantagePoint, of approximately $3.1 million in 1996, which consisted of $2.5 million of internal development costs and $.6 million of purchased software. No software development costs were capitalized during 1995. As a result, total R&D expenditures (i.e., the total R&D costs expensed, plus the capitalized internal development costs) for 1996 were $22.7 million, or 17.2% of total revenues. The overall increase in R&D expenditures is due primarily to continued efforts on several products which are in development and enhancements of the Company's existing products. The increased R&D expenditures consist primarily of increases in salaries, benefits, and other programming-related expenses.

  Selling and Marketing Expense. Selling and marketing expense increased $4.4 million, or 117.9%, to $8.2 million in 1996, from $3.8 million in 1995. As a percentage of total revenues, selling and marketing expense increased to 6.2% in 1996, from 3.9% in 1995. The increase in expense is due primarily to a realignment of the Company's sales force. Subsequent to the Acquisition, a substantial portion of the previous sales force was terminated during the three months ended March 31, 1995, and senior management focused on sales responsibilities in 1995. The Company began building a new direct sales force in mid-1995 and continued to expand its sales force throughout 1996.

  General and Administrative Expense. G&A expense increased $2.3 million, or 20.1%, to $13.7 million in 1996, from $11.4 million in 1995. The increase in expense relates primarily to the development of the Company's management team and to related administrative staff added during 1996 and 1995 to support the Company's growth. As a percentage of total revenues, G&A expense decreased to 10.4% in 1996, from 11.8% in 1995.

  Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill increased $.7 million, or 12.5%, to $6.4 million in 1996, from $5.7 million in 1995. The increase in expense relates to amortization of goodwill from the Bytel acquisition and amortization of an additional noncompete agreement acquired in April 1996.

  Stock-Based Employee Compensation. Stock-based employee compensation expense for the years ended December 31, 1996 and 1995, of $3.6 million and $.8 million, respectively, relates to purchases of the Company's Common Stock by executive officers and key employees. The increase between years relates to the accelerated vesting for certain employees effective as of the closing of the IPO in March 1996, as discussed above.

  Depreciation Expense. Depreciation expense decreased $.6 million, or 10.0%, to $5.1 million in 1996, from $5.7 million in 1995, with the decrease attributed to certain fixed assets becoming fully depreciated in 1995.

  Operating income (loss). Operating income was $.8 million for 1996, compared to an operating loss of $7.0 million for 1995. The change between years relates to the factors discussed above.

  Interest Expense. Interest expense decreased $4.9 million, or 54.0%, to $4.2 million in 1996, from $9.1 million in 1995. The decrease was attributable to:
(i) scheduled principal payments on the Company's long-term debt; (ii) the retirement of $40.3 million of long-term debt with proceeds from the IPO in March 1996; and (iii) a decrease in the Company's interest rate spread on LIBOR, as a result of the Company favorably amending its long-term credit facility in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $20.4 million. The Company's working capital as of December 31, 1996 and 1997 was $4.4 million and $3.5 million, respectively. The Company also has a revolving credit facility with a bank in the amount of $40.0 million, of which there were no borrowings outstanding as of December 31, 1997. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At December 31, 1997, $30.6 million of the $40.0 million revolving credit facility was available to the Company based on the current level of eligible receivables. The revolving credit facility expires in September 2002.

  The Company's net cash flows from operating activities for the years ended December 31, 1995, 1996 and 1997 were $11.8 million, $29.1 million and $31.4 million, respectively. The increase of $2.3 million, or 7.8%, in 1997 over 1996 relates to a $9.2 million increase in net cash flows from operations, offset by an increase in the net change in operating assets and liabilities of $6.9 million. The increase of $17.3 million, or 147.3%, in 1996 over 1995 relates to a $14.4 million increase in net cash flows from operations and a decrease in the net change in operating assets and liabilities of $2.9 million.

  The Company's net cash flows used in investing activities totaled $117.4 million in 1997, compared to $14.7 million in 1996, an increase in $102.7 million. The increase between years relates primarily to the cash payments of $106.5 million for the SUMMITrak assets acquired in September 1997 and an increase of $6.6 million in capitalized software development costs between years, with these increases offset by proceeds of $8.6 million from the final disposition of Anasazi. The Company's net cash flow used in investing activities totaled $5.3 million in 1995. The increase of $9.4 million between 1995 and 1996 relates primarily to: (i) an increase of $3.0 million in 1996 for capital expenditures to support Company growth; (ii) acquisitions of business in 1996 of $4.9 million, which relates primarily to Bytel; and (iii) $3.5 million in capitalized software development costs in 1996. These increases were offset by $2.0 million of cash received from Anasazi for a note receivable in January 1996.

  The Company's net cash flows from financing activities was $100.7 million in 1997, compared to a use of net cash flows of $12.1 million in 1996, an increase of $112.8 million. The significant increase between years relates primarily to the net change in the Company's long-term debt between years. In 1997, the Company generated $150.0 million from a new debt agreement entered into primarily to fund the SUMMITrak asset acquisition, and repaid long-term debt of $47.5 million, which included: (i) $5.0 million of scheduled payments on the previous debt agreement; (ii) $27.5 million of existing debt which was refinanced as part of the new debt agreement; and (iii) an optional prepayment of $15.0 million on the new debt, which was made in December 1997. The net cash flows used in financing activities totaled $9.5 million for 1995. The increase of $2.6 million between 1995 and 1996 relates primarily to an increase in scheduled debt payments in 1995 over 1996. In addition, the Company sold 3,335,000 shares of Common Stock at an initial public offering price of $15 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and offering expenses, of approximately $44.8 million. The net proceeds from the IPO were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on Preferred Stock. As of the closing of the IPO in March

1996, all of the 8,999,999 outstanding shares of the Preferred Stock were automatically converted into 17,999,998 shares of Common Stock, at which time the accrued dividends became payable.

  The Company financed the SUMMITrak asset acquisition in September 1997 with the $150.0 million Term Credit Facility, of which $27.5 million was used to retire the Company's previously outstanding debt. Interest rates under the new agreement are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. For the period from September 1997 through December 31, 1997, the spread on the LIBOR rate and prime rate was 1.75% and .5%, respectively. Based on the Company's leverage ratio as of December 31, 1997, the spread on the LIBOR rate and prime rate was reduced to 1.0% and 0%, respectively, effective January 1, 1998. As a result of this additional debt, the Company expects interest expense to increase in 1998 when compared to 1997. See Note 6 to the Consolidated Financial Statements for additional discussion of the Term Credit Facility.

  The Term Credit Facility requires maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on payment of dividends, a fixed charge coverage ratio, a leverage ratio and restrictions on capital expenditures. As of December 31, 1997, the Company was in compliance with all covenants. The payment of dividends or other types of distributions on any class of the Company's stock is restricted unless the Company's leverage ratio, as defined in the Term Credit Facility, is less than 1.50. As of December 31, 1997, the leverage ratio was 2.80.

  The purchase price for the SUMMITrak assets acquired in September 1997 includes up to $26.0 million in conversion incentive payments. The timing of the conversion incentive payments is based upon the achievement of certain milestones by TCI and the Company, as specified in the SUMMITrak asset acquisition agreement. The milestones are based principally upon the number of TCI's customers converted to, and the total number of TCI customers processed on, the Company's customer care and billing system. Based on the conversions scheduled as of December 31, 1997, the Company expects to pay $17.8 million to TCI in 1998 and $8.2 million in 1999.

  The Company believes that cash generated from operations, together with the current cash and cash equivalents and the amount available under the revolving credit facility, will be sufficient to meet its anticipated cash requirements for operations (including research and development expenditures), income taxes, debt service, conversion incentive payments and capital expenditures for both its short and long-term purposes.

YEAR 2000

  In 1995, the Company began efforts to identify and assess any issues associated with its software's ability to properly utilize dates and process data beyond the year 2000. The Company recognizes that the failure to properly and timely address issues surrounding the year 2000 could have a material impact on its operations, and as a result it appointed a project team to undertake a Company-wide study to determine the full scope and related costs to the Company of ensuring that its systems can continue to meet the Company's internal needs, as well as those of its customers. The Company's year 2000 project team is communicating with vendors and customers to coordinate year 2000 conversion and will provide the Company's management with a report that includes an estimate of costs to be incurred by the Company in properly addressing this issue. The Company currently believes that it will be able to effectively mitigate risks associated with the year 2000 and that its Company-wide year 2000 project will be substantially complete by the end of the fourth quarter of 1998. The Company does not expect the costs to make its systems year 2000 compliant to be material to its financial condition or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CSG SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

Report of Independent Public Accountants.................................. 24
Consolidated Balance Sheets as of December 31, 1996 and 1997.............. 25
Consolidated Statements of Operations for the Years Ended December
31, 1995, 1996 and 1997................................................... 26
Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1995, 1996 and 1997.......................................... 27
Consolidated Statements of Cash Flows for the Years Ended December
31, 1995, 1996 and 1997................................................... 28
Notes to Consolidated Financial Statements................................ 29

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
CSG Systems International, Inc.:

  We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Omaha, Nebraska
January 26, 1998

                        CSG SYSTEMS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                           -------------------
                                                             1996      1997
                                                           --------  ---------
                          ASSETS
Current assets:
 Cash and cash equivalents................................ $  6,134  $  20,417
 Accounts receivable--
  Trade--
   Billed, net of allowance of $819 and $1,394............   33,141     45,122
   Unbilled...............................................    5,220      2,080
  Other...................................................    1,342      1,400
 Deferred income taxes....................................       45        443
 Other current assets.....................................    2,574      2,664
                                                           --------  ---------
    Total current assets..................................   48,456     72,126
                                                           --------  ---------
Property and equipment, net...............................   13,093     17,157
Investment in discontinued operations.....................      732        --
Software, net.............................................   13,629      1,959
Noncompete agreements and goodwill, net...................   25,730     13,938
Client contracts and related intangibles, net.............    9,752     64,640
Deferred income taxes.....................................    1,356      6,909
Other assets..............................................    2,162      3,064
                                                           --------  ---------
    Total assets.......................................... $114,910  $ 179,793
                                                           ========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt..................... $ 10,000  $   6,750
 Customer deposits........................................    6,450      7,002
 Trade accounts payable...................................   12,620     11,795
 Accrued liabilities......................................    8,627     11,023
 Deferred revenue.........................................    5,384     11,063
 Conversion incentive payments............................      --      17,768
 Accrued income taxes.....................................      945      3,207
                                                           --------  ---------
    Total current liabilities.............................   44,026     68,608
                                                           --------  ---------
Non-current liabilities:
 Long-term debt, net of current maturities................   22,500    128,250
 Deferred revenue.........................................    6,420      7,789
 Conversion incentive payments............................      --       8,232
                                                           --------  ---------
    Total non-current liabilities.........................   28,920    144,271
                                                           --------  ---------
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
 Preferred stock, par value $.01 per share; 10,000,000
  shares authorized; zero shares issued and outstanding...      --         --
 Common stock, par value $.01 per share; 100,000,000
  shares authorized; 2,890,522 and 5,996,563 shares
  reserved for common stock warrants, employee stock
  purchase plan and stock incentive plans; 25,488,876
  shares and 25,479,968 shares issued and outstanding.....      255        255
Common stock warrants; 1,500,000 warrants outstanding.....      --      26,145
Additional paid-in capital................................  111,367    112,870
Deferred employee compensation............................   (1,207)      (636)
Notes receivable from employee stockholders...............     (861)      (685)
Cumulative translation adjustments........................      573         (1)
Accumulated deficit.......................................  (68,163)  (171,034)
                                                           --------  ---------
    Total stockholders' equity (deficit)..................   41,964    (33,086)
                                                           --------  ---------
    Total liabilities and stockholders' equity............ $114,910  $ 179,793
                                                           ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                              1995        1996        1997
                                            ---------  ----------  ----------
Revenues:
 Processing and related services........... $  96,343  $  113,422  $  131,399
 Software license and maintenance fees.....        57      14,736      26,880
 Professional services.....................         4       4,139      13,525
                                            ---------  ----------  ----------
   Total revenues..........................    96,404     132,297     171,804
                                            ---------  ----------  ----------
Expenses:
 Cost of revenues:
 Cost of processing and related services:
  Direct costs.............................    46,670      52,027      58,259
  Amortization of acquired software........    11,000      11,003      10,596
  Amortization of client contracts and
   related intangibles.....................     4,092       4,092       4,293
                                            ---------  ----------  ----------
   Total cost of processing and related
    services...............................    61,762      67,122      73,148
 Cost of software license and maintenance
  fees.....................................       --        5,040       9,787
 Cost of professional services.............       --        2,083       7,047
                                            ---------  ----------  ----------
   Total cost of revenues..................    61,762      74,245      89,982
                                            ---------  ----------  ----------
 Gross margin..............................    34,642      58,052      81,822
                                            ---------  ----------  ----------
 Operating expenses:
 Research and development:
  Research and development.................    14,278      20,206      22,586
  Charge for purchased research and
   development.............................       --          --      105,484
  Impairment of capitalized software
   development costs.......................       --          --       11,737
 Selling and marketing.....................     3,770       8,213      10,198
 General and administrative:
  General and administrative...............    11,406      13,702      19,385
  Amortization of noncompete agreements
   and goodwill............................     5,680       6,392       6,927
  Impairment of intangible assets..........       --          --        4,707
  Stock-based employee compensation........       841       3,570         449
 Depreciation..............................     5,687       5,121       6,884
                                            ---------  ----------  ----------
   Total operating expenses................    41,662      57,204     188,357
                                            ---------  ----------  ----------
Operating income (loss)....................    (7,020)        848    (106,535)
                                            ---------  ----------  ----------
 Other income (expense):
 Interest expense..........................    (9,070)     (4,168)     (5,324)
 Interest income...........................       663         844       1,294
 Other.....................................       --          --          349
                                            ---------  ----------  ----------
   Total other.............................    (8,407)     (3,324)     (3,681)
                                            ---------  ----------  ----------
Loss before income taxes, extraordinary
 item and discontinued operations..........   (15,427)     (2,476)   (110,216)
 Income tax (provision) benefit............       --          --          --
                                            ---------  ----------  ----------
Loss before extraordinary item and
 discontinued operations...................   (15,427)     (2,476)   (110,216)
 Extraordinary loss from early
  extinguishment of debt...................       --       (1,260)       (577)
                                            ---------  ----------  ----------
Loss from continuing operations............   (15,427)     (3,736)   (110,793)
                                            ---------  ----------  ----------
Discontinued operations:
 Loss from operations......................    (3,093)        --          --
 Gain (loss) from disposition..............      (660)        --        7,922
                                            ---------  ----------  ----------
   Total gain (loss) from discontinued
    operations.............................    (3,753)        --        7,922
                                            ---------  ----------  ----------
Net loss................................... $ (19,180) $   (3,736) $ (102,871)
                                            =========  ==========  ==========
Net loss per common share (basic and
 diluted):
 Loss attributable to common stockholders.. $   (5.51) $     (.14) $    (4.32)
 Extraordinary loss from early
  extinguishment of debt...................       --         (.06)       (.02)
 Gain (loss) from discontinued operations..     (1.09)        --          .31
                                            ---------  ----------  ----------
Net loss attributable to common
 stockholders.............................. $   (6.60) $     (.20) $    (4.03)
                                            =========  ==========  ==========
Weighted average common shares (basic and
 diluted).................................. 3,450,415  21,872,860  25,497,033
                                            =========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         NOTES
                                                                       RECEIVABLE                              TOTAL
                                      COMMON  ADDITIONAL   DEFERRED       FROM     CUMULATIVE              STOCKHOLDERS'
                    PREFERRED COMMON  STOCK    PAID-IN     EMPLOYEE     EMPLOYEE   TRANSLATION ACCUMULATED    EQUITY
                      STOCK   STOCK  WARRANTS  CAPITAL   COMPENSATION STOCKHOLDERS ADJUSTMENTS   DEFICIT     (DEFICIT)
                    --------- ------ -------- ---------- ------------ ------------ ----------- ----------- -------------
BALANCE, DECEMBER
 31, 1994.........    $ --     $ 26  $   --    $    549    $   --        $ --         $ --      $ (41,004)   $ (40,429)
Issuance of
 1,655,500 shares
 of common stock
 under employee
 stock purchase
 plan (ranging
 from $.22 to
 $4.25 per
 share)...........      --       16      --       7,171     (5,809)       (976)         --            --           402
Amortization of
 deferred stock-
 based employee
 compensation
 expense..........      --      --       --         --         841         --           --            --           841
Accretion of
 redeemable
 convertible
 preferred stock..      --      --       --         --         --          --           --            (36)         (36)
Accrued dividends
 on redeemable
 convertible
 preferred stock..      --      --       --         --         --          --           --         (3,586)      (3,586)
Net loss..........      --      --       --         --         --          --           --        (19,180)     (19,180)
                      -----    ----  -------   --------    -------       -----        -----     ---------    ---------
BALANCE, DECEMBER
 31, 1995.........      --       42      --       7,720     (4,968)       (976)         --        (63,806)     (61,988)
Issuance of
 3,335,000 shares
 of common stock
 for cash pursuant
 to initial public
 offering, net of
 issuance costs
 ($13.43 per
 share)...........      --       33      --      44,761        --          --           --            --        44,794
Accrued dividends
 on redeemable
 convertible
 preferred stock..      --      --       --         --         --          --           --           (614)        (614)
Conversion of
 8,999,999 shares
 of redeemable
 convertible
 preferred stock
 into 17,999,998
 shares of common
 stock............      --      180      --      58,929        --          --           --            --        59,109
Amortization of
 deferred stock-
 based employee
 compensation
 expense..........      --      --       --         --       3,570         --           --            --         3,570
Purchase and
 cancellation of
 105,600 shares of
 common stock
 (ranging from
 $.22 per share to
 $.45 per share)..      --      --       --        (221)       191           5          --            --           (25)
Issuance of 5,925
 shares of common
 stock as
 compensation ($15
 per share) ......      --      --       --          89        --          --           --            --            89
Exercise of stock
 options for 4,800
 shares of common
 stock (ranging
 from $1.25 per
 share to $3.25
 per share).......      --      --       --           6        --          --           --            --             6
Purchase of 5,753
 shares of common
 stock pursuant to
 employee stock
 purchase plan
 (ranging from
 $13.07 per share
 to $17.21 per
 share)...........      --      --       --          83        --          --           --            --            83
Accretion of
 redeemable
 convertible
 preferred stock..      --      --       --         --         --          --           --             (7)          (7)
Payment of note
 receivable from
 employee
 stockholder......      --      --       --         --         --          110          --            --           110
Translation
 adjustments......      --      --       --         --         --          --           573           --           573
Net loss..........      --      --       --         --         --          --           --         (3,736)      (3,736)
                      -----    ----  -------   --------    -------       -----        -----     ---------    ---------
BALANCE, DECEMBER
 31, 1996.........      --      255      --     111,367     (1,207)       (861)         573       (68,163)      41,964
Issuance of 1,683
 shares of common
 stock for
 purchase of
 assets ($44.56
 per share).......      --      --       --          75        --          --           --            --            75
Issuance of
 1,500,000 common
 stock warrants,
 granted as part
 of the SUMMITrak
 asset acquisition
 (exercise price
 of $24 per
 share)...........      --      --    26,145        --         --          --           --            --        26,145
Amortization of
 deferred stock-
 based employee
 compensation
 expense..........      --      --       --         --         449         --           --            --           449
Purchase and
 cancellation of
 104,550 shares of
 common stock
 (ranging from
 $.22 per share to
 $4.25 per
 share)...........      --      --       --        (344)       122         176          --            --           (46)
Exercise of stock
 options for
 74,300 shares of
 common stock
 (ranging from
 $1.25 per share
 to $29.75 per
 share)...........      --      --       --       1,018        --          --           --            --         1,018
Purchase of 19,659
 shares of common
 stock pursuant to
 employee stock
 purchase plan
 (ranging from
 $14.34 per share
 to $34.00 per
 share)...........      --      --       --         439        --          --           --            --           439
Translation
 adjustments......      --      --       --         --         --          --          (574)          --          (574)
Tax benefit of
 stock options
 exercised........      --      --       --         315        --          --           --            --           315
Net loss..........      --      --       --         --         --          --           --       (102,871)    (102,871)
                      -----    ----  -------   --------    -------       -----        -----     ---------    ---------
BALANCE, DECEMBER
 31, 1997.........    $ --     $255  $26,145   $112,870    $  (636)      $(685)       $  (1)    $(171,034)   $ (33,086)
                      =====    ====  =======   ========    =======       =====        =====     =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1995      1996      1997
                                                  --------  --------  ---------
Cash flows from operating activities:
 Net loss.......................................  $(19,180) $ (3,736) $(102,871)
 Adjustments to reconcile net loss to net cash
  provided by operating activities--
  Depreciation..................................     5,687     5,121      6,884
  Amortization..................................    21,686    22,180     23,035
  Deferred income taxes.........................      (296)   (1,455)    (5,891)
  Charge for purchased research and
   development..................................       --        --     105,484
  Impairment of capitalized software development
   costs........................................       --        --      11,737
  Impairment of intangible assets...............       --        --       4,707
  Stock-based employee compensation.............       841     3,570        449
  Extraordinary loss from early extinguishment
   of debt......................................       --      1,260        577
  Loss (gain) from discontinued operations......     3,753       --      (7,922)
  Changes in operating assets and liabilities:
   Trade accounts and other receivables, net....    (3,108)  (12,090)    (9,511)
   Other current and noncurrent assets..........       179    (2,914)        11
   Trade accounts payable and other
    liabilities.................................     2,215    17,194      4,723
                                                  --------  --------  ---------
     Net cash provided by operating activities..    11,777    29,130     31,412
                                                  --------  --------  ---------
Cash flows from investing activities:
 Purchases of property and equipment, net.......    (5,202)   (8,181)    (9,389)
 Acquisition of TCI related assets..............       --        --    (106,500)
 Acquisition of businesses, net of cash
  acquired......................................       --     (4,918)       --
 Additions to software..........................       --     (3,553)   (10,185)
 Proceeds from disposition of discontinued
  operations....................................       (92)    2,000      8,654
                                                  --------  --------  ---------
     Net cash used in investing activities......    (5,294)  (14,652)  (117,420)
                                                  --------  --------  ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock.........       402    44,883      1,457
 Payment of note receivable from employee
  stockholder...................................       --        110        --
 Purchase and cancellation of common stock......       --        (25)       (46)
 Payment of dividends for redeemable convertible
  preferred stock...............................       --     (4,497)       --
 Proceeds from long-term debt...................       --        --     150,000
 Payments on long-term debt.....................    (9,932)  (52,568)   (47,500)
 Payment of deferred financing costs............       --        --      (3,181)
                                                  --------  --------  ---------
     Net cash provided by (used in) financing
      activities................................    (9,530)  (12,097)   100,730
                                                  --------  --------  ---------
Effect of exchange rate fluctuations on cash....       --        150       (439)
                                                  --------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents....................................    (3,047)    2,531     14,283
Cash and cash equivalents, beginning of period..     6,650     3,603      6,134
                                                  --------  --------  ---------
Cash and cash equivalents, end of period........  $  3,603  $  6,134  $  20,417
                                                  ========  ========  =========
Supplemental disclosures of cash flow
 information:
 Cash paid (received) during the period for--
  Interest......................................  $  8,463  $  4,000  $   4,767
  Income taxes..................................  $  1,176  $   (655) $   3,357

Supplemental disclosure of noncash investing and financing activities:

    During 1995, the Company issued common stock in connection with an employee stock purchase plan and received full recourse promissory notes from employees totaling $1.0 million.

    During 1996, the Company converted 8,999,999 shares of redeemable convertible preferred stock into 17,999,998 shares of common stock.

    During 1997, the Company granted 1.5 million common stock warrants, valued at $26.1 million, and recorded a liability for $26.0 million for conversion incentive payments as part of the purchase price for the SUMMITrak asset acquisition.

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

  CSG Systems International, Inc. (the "Company" or "CSG"), a Delaware corporation, was formed on October 17, 1994, for the purpose of acquiring all of the outstanding shares of Cable Services Group, Inc. from First Data Corporation ("FDC"). The Company acquired all of the outstanding shares of Cable Services Group, Inc. on November 30, 1994 (the "Acquisition") (Note 3). Subsequent to the Acquisition, Cable Services Group, Inc.'s name was changed to CSG Systems, Inc. ("CSG Systems"). The Company did not have any substantive operations prior to the acquisition of Cable Services Group, Inc. Contemporaneously with the Acquisition, the Company purchased all of the outstanding shares of Anasazi Inc. ("Anasazi") (Note 10). On June 28, 1996, the Company purchased all of the outstanding shares of Bytel Limited ("Bytel") (Note 3).

  The Company is a leading provider of customer care and billing solutions for cable television and direct broadcast satellite providers, and also serves on-line services and telecommunications providers. The Company's products and services enable its clients to focus on their core businesses, improve customer service, and enter new markets and operate more efficiently. The Company offers its clients a full suite of processing and related services, and software and professional services which automate customer care and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing, management reporting, and customer analysis for target marketing. The Company's products and services combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

  The Company operates in one business segment, generating 88.8 percent, 76.6 percent, and 73.1 percent of its total revenues from U.S. cable television providers during the years ended December 31, 1995, 1996 and 1997, respectively. The Company generated zero percent, 8.1 percent, and 9.6 percent of its total revenues from sources outside the U.S., primarily in Europe, during the years ended December 31, 1995, 1996 and 1997, respectively.

  The Company derived approximately 84.8 percent, 77.3 percent and 76.7 percent of its total revenues in the years ended December 31, 1995, 1996 and 1997, respectively, from its core product, Communications Control System ("CCS") and related products and ancillary services.

  The Company has two significant clients which, in the aggregate, represented approximately 53.1 percent, 48.8 percent, and 53.0 percent of total revenues for the years ended December 31, 1995, 1996 and 1997, respectively. The largest single client contributed approximately 27.9 percent, 25.9 percent and
32.9 percent of total revenues for the years ended December 31, 1995, 1996 and 1997, respectively.

  The Company completed an initial public offering ("IPO") of its Common Stock in March 1996. The Company sold 3,335,000 shares of Common Stock at an initial public offering price of $15 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and offering expenses, of approximately $44.8 million. As of the closing of the IPO, all of the 8,999,999 outstanding shares of Redeemable Convertible Series A Preferred Stock ("Preferred Stock") were automatically converted into 17,999,998 shares of Common Stock. The Company used IPO proceeds to repay $40.3 million of outstanding bank indebtedness (Note 6) and to pay $4.5 million of accrued dividends on the Preferred Stock (Note 5).

  In September 1997, the Company acquired certain SUMMITrak assets from Tele-Communications, Inc. ("TCI") and entered into a 15-year processing contract with TCI (Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and CSG Systems for all periods presented and the accounts of Bytel since June 28, 1996. All material intercompany accounts and transactions have been eliminated.

                        CSG SYSTEMS INTERNATIONAL, INC.

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

 Revenue Recognition

  Processing and related services are recognized as the services are performed. Processing fees are typically billed based on the number of client's customers serviced, ancillary services are typically billed on a per transaction basis, and certain customized print and mail services are billed on a usage basis. Software license fees consist of both one-time perpetual licenses and term licenses. Perpetual license fees are typically recognized upon delivery, depending upon the nature and extent of the installation and/or customization services, if any, to be provided by the Company. Term license fees and maintenance fees are recognized ratably over the contract term. Professional services are recognized as the related services are performed.

  In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for software transactions entered into by the Company beginning in fiscal year 1998. The Company believes that its current revenue recognition accounting policies are in compliance with SOP 97-2.

  Payments received for revenues not yet recognized are reflected as deferred revenue in the accompanying consolidated balance sheets.

 Property and Equipment

  Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from two to ten years. Depreciation is computed using the straight-line method for financial reporting purposes. Depreciation for income tax purposes is computed using accelerated methods.

  Property and equipment at December 31 consists of the following (in thousands):

                                                               1996      1997
                                                             --------  --------
     Computer equipment..................................... $ 15,546  $ 21,734
     Leasehold improvements.................................    1,205     2,347
     Operating equipment....................................    4,156     5,205
     Furniture and equipment................................    1,971     3,834
     Construction in process................................      857       358
     Other..................................................       22        22
                                                             --------  --------
                                                               23,757    33,500
     Less-accumulated depreciation..........................  (10,664)  (16,343)
                                                             --------  --------
     Property and equipment, net............................ $ 13,093  $ 17,157
                                                             ========  ========

                        CSG SYSTEMS INTERNATIONAL, INC.

 Realizability of Long-Lived and Intangible Assets

  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived and intangible assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived and intangibles assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

 Software

  Software at December 31 consists of the following (in thousands):

                                                               1996      1997
                                                             --------  --------
     Acquired software...................................... $ 33,422  $ 33,516
     Internally developed software..........................    3,131     2,547
                                                             --------  --------
                                                               36,553    36,063
     Less-accumulated amortization..........................  (22,924)  (34,104)
                                                             --------  --------
     Software, net.......................................... $ 13,629  $  1,959
                                                             ========  ========

  Acquired software resulted from the Acquisition and is stated at cost. Amortization expense related to acquired software for the years ended December 31, 1995, 1996 and 1997 was $11.0 million, $11.0 million and $10.6 million, respectively.

  The Company capitalizes certain software development costs when the resulting products reach technological feasibility and begins amortization of such costs upon the general availability of the products for licensing. The Company capitalized costs of $3.1 million and $9.7 million for 1996 and 1997, which included $2.5 million and $8.4 million of internal development costs and $0.6 million and $1.3 million of purchased software, respectively.

  Amortization of internally developed software and acquired software costs begins when the products are available for general release to clients and is computed separately for each product as the greater of a) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product or b) the straight-line method over the remaining estimated economic life of the product. Currently, estimated lives of two to five years are used in the calculation of amortization. Amortization expense related to capitalized software development costs for the years ended December 31, 1995, 1996 and 1997 was zero, $0.01 million and $0.6 million, respectively.

  The Company continually evaluates the carrying value of its unamortized capitalized software development costs. The amount by which the unamortized capitalized costs exceed the net realizable value of the asset is expensed. During the fourth quarter of 1997, the Company recorded a charge of $11.7 million related to certain CSG Phoenix(TM) assets. After the consideration of multiple factors and events, consisting primarily of an increase in demand for the Company's outsourced processing services and previously announced delays on the delivery of CSG Phoenix, such assets were reduced to their estimated net realizable value as of December 31, 1997. The charge primarily includes previously capitalized internal development costs and purchased software incorporated into the product.

                        CSG SYSTEMS INTERNATIONAL, INC.

 Noncompete Agreements and Goodwill

  Noncompete agreements and goodwill as of December 31 are as follows (in thousands):

                                                               1996      1997
                                                             --------  --------
     Noncompete agreements.................................. $ 26,812  $ 25,340
     Goodwill...............................................   11,490     8,088
                                                             --------  --------
                                                               38,302    33,428
     Less-accumulated amortization..........................  (12,572)  (19,490)
                                                             --------  --------
     Noncompete agreements and goodwill, net................ $ 25,730  $ 13,938
                                                             ========  ========

  The noncompete agreements resulted from acquisitions and are being amortized on a straight-line basis over the terms of the agreements, ranging from three to five years. Goodwill resulted from acquisitions and is being amortized over seven to ten years on a straight-line basis (Note 3).

  During the fourth quarter of 1997, the Company recorded a charge of $4.7 million for the impairment of certain intangible assets related to software systems which the Company has decided to no longer market and support. This impairment charge relates principally to the Company's CableMAX product. CableMAX is a personal computer based customer management system that is targeted at smaller cable systems of 2,500 customers or less. During the fourth quarter of 1997, the Company decided not to invest the resources necessary to make the software year 2000 compliant, resulting in the impairment to the CableMAX intangible assets. The estimated fair value of the CableMAX intangible assets was based upon an analysis of expected future cash flows and a quoted purchase price from an independent buyer.

 Client Contracts and Related Intangibles

  Client contracts and client conversion methodologies from the Acquisition are being amortized over their estimated lives of five and three years, respectively. The value assigned to the TCI processing contract (Note 4) is being amortized over the 15-year life of the contract in proportion to the guaranteed processing revenues under the contract. As of December 31, 1996 and 1997, accumulated amortization for client contracts and related intangibles was $8.5 million and $12.8 million, respectively.

 Customer Deposits

  The Company requires postage and communications deposits from its clients based on contractual arrangements. These amounts are reflected as current liabilities regardless of the contract period.

 Financial Instruments with Market Risk and Concentrations of Credit Risk

  In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. The primary counterparties to the Company's accounts receivable and sources of the Company's revenues consist of cable television providers throughout the United States. The Company generally does not require collateral or other security to support accounts receivable.

 Financial Instruments

  The Company's balance sheet financial instruments as of December 31, 1996 and 1997 include cash and cash equivalents, accounts receivable, accounts payable, conversion incentive payments, and long-term debt.

                        CSG SYSTEMS INTERNATIONAL, INC.

Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, accounts payable, and conversion incentive payments approximate fair value. The carrying amount of the Company's long-term debt (including current maturities) approximates fair value due to its variable interest rates.

  In December 1997, the Company entered into a three-year interest rate collar with a major bank to manage its risk from its variable rate long-term debt. The underlying notional amount covered by the collar agreement is $75.0 million as of December 31, 1997, and decreases over the three-year term in relation to the scheduled principal payments on the long-term debt. Any payment on the 4.9 percent (LIBOR) interest rate floor, or receipt on the 7.5 percent (LIBOR) interest rate cap component of the collar, would be recognized as additional interest expense or as a reduction to interest expense, respectively, in the period incurred. There are no amounts due or receivable under this agreement as of December 31, 1997, and the agreement had no effect on the Company's interest expense for 1997. The fair value of the collar agreement at December 31, 1997, based on a quoted market price, was not significant.

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

 Net Loss Per Common Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 is effective for periods ending after December 15, 1997, and requires retroactive restatement of EPS for all prior periods presented. The statement replaces the previous "primary earnings per share" computation with a "basic earnings per share" and redefines the "diluted earnings per share" computation. Basic EPS is computed by dividing income attributable to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is consistent with the calculation of basic EPS while giving effect to any dilutive potential common shares outstanding during the period.

  A reconciliation of the net loss attributable to common stockholders in total dollars (in thousands) and on a per share basis is as follows:

                                               YEAR ENDED DECEMBER 31
                                           ---------------------------------
                                             1995        1996        1997
                                           ---------  ----------  ----------
   Loss before extraordinary item and
    discontinued operations............... $ (15,427) $   (2,476) $ (110,216)
   Preferred stock dividends..............    (3,586)       (614)        --
                                           ---------  ----------  ----------
   Loss attributable to common
    stockholders..........................   (19,013)     (3,090)   (110,216)
   Extraordinary item.....................       --       (1,260)       (577)
   Gain (loss) from discontinued
    operations............................    (3,753)        --        7,922
                                           ---------  ----------  ----------
   Net loss attributable to common
    stockholders.......................... $ (22,766) $   (4,350) $ (102,871)
                                           =========  ==========  ==========
   Loss before extraordinary item and
    discontinued operations............... $   (4.47) $     (.11) $    (4.32)
   Preferred stock dividends..............     (1.04)       (.03)        --
                                           ---------  ----------  ----------
   Loss attributable to common
    stockholders..........................     (5.51)       (.14)      (4.32)
   Extraordinary item.....................       --         (.06)       (.02)
   Gain (loss) from discontinued
    operations............................     (1.09)        --          .31
                                           ---------  ----------  ----------
   Net loss attributable to common
    stockholders.......................... $   (6.60) $     (.20) $    (4.03)
                                           =========  ==========  ==========
   Weighted average common shares......... 3,450,415  21,872,860  25,497,033
                                           =========  ==========  ==========

                        CSG SYSTEMS INTERNATIONAL, INC.

  The following weighted average dilutive potential common shares are excluded from the diluted EPS calculation as their effect was antidilutive.

                                                       YEAR ENDED DECEMBER 31
                                                    ----------------------------
                                                       1995      1996     1997
                                                    ---------- --------- -------
   Redeemable convertible preferred stock.......... 17,999,998 3,115,384     --
   Common stock options............................     82,465   305,818 571,967
   Common stock warrants...........................        --        --  152,718
                                                    ---------- --------- -------
   Total dilutive potential common shares.......... 18,082,463 3,421,202 724,685
                                                    ========== ========= =======

  In previously reported periods, the Company followed Staff Accounting Bulletin ("SAB") No. 83 in calculating EPS for the periods prior to the Company's IPO. Pursuant to SAB No. 83, all preferred and common stock and options outstanding for periods prior to the IPO had been treated as if they were outstanding for all periods presented, including periods in which the effect was antidilutive. SAB No. 98, released in February 1998, requires that SFAS 128 now be followed in determining the outstanding shares for purposes of calculating EPS for all periods. As a result, the Company has restated its EPS (and all other per share computations) for the periods prior to and including the IPO following the guidelines of SFAS 128. The changes in the weighted average common shares and the EPS are as follows:

                                                         YEAR ENDED DECEMBER
                                                                 31
                                                        ----------------------
                                                           1995        1996
                                                        ----------  ----------
   Previously reported weighted average common
    shares............................................  22,494,748  24,988,244
   Restated weighted average common shares............   3,450,415  21,872,860
   Previously reported net loss per share attributable
    to common stockholders............................  $     (.86) $     (.15)
   Restated net loss per share attributable to common
    stockholders......................................  $    (6.60) $     (.20)

 Stock-Based Compensation

  The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 12 for the required disclosures under SFAS 123.

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

 Reclassification

  Certain December 31, 1995 and 1996 amounts have been reclassified to conform to the December 31, 1997 presentation.

3. BUSINESS ACQUISITIONS

 CSG Systems

  On November 30, 1994, the Company acquired all of the outstanding shares of CSG Systems for approximately $137 million in cash. The Acquisition was funded primarily from proceeds from the issuance of common and Preferred Stock (Note
5) and long-term debt (Note 6).

                        CSG SYSTEMS INTERNATIONAL, INC.

  The Acquisition was recorded using the purchase method of accounting. Of the $137 million purchase price, $13 million was allocated to net tangible assets, with property and equipment of $10.2 million being the primary component. The cost in excess of the fair value of the net tangible assets was allocated to the following intangible assets (in thousands):

                                                                      ASSET LIFE
                                                              AMOUNT   (YEARS)
                                                             -------- ----------
     Purchased research and development..................... $ 40,953    --
     Acquired software......................................   33,000      3
     Noncompete agreement and goodwill:
       Noncompete agreement.................................   25,000      5
       Goodwill.............................................    6,812     10
     Client contracts and related intangibles:
       Client contracts.....................................   15,000      5
       Client conversion methodologies......................    3,280      3
                                                             --------
                                                             $124,045
                                                             ========

  Purchased research and development represents research and development of software technologies which had not reached technological feasibility as of the Acquisition date, and had no other alternative future use. Purchased research and development was charged to operations as of the Acquisition date.

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

 Bytel Limited

  On June 28, 1996, the Company acquired all of the outstanding shares of Bytel for approximately $3.1 million in cash and assumption of certain liabilities of $1.6 million (the "Bytel Acquisition"). The Bytel Acquisition was recorded using the purchase method of accounting. The cost in excess of the fair value of the net tangible assets acquired of $4.2 million was allocated to goodwill. Bytel is a United Kingdom company which provides customer management software to the cable and telecommunications industries in the United Kingdom.

  The following represents the unaudited pro forma results of operations as if the Bytel Acquisition had occurred on January 1 (in thousands, except per share amounts):

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1995         1996
                                                      -----------  -----------
     Total revenues.................................  $   105,275  $   136,536
     Loss attributable to common stockholders.......      (21,246)      (4,464)
     Pro forma loss per share attributable to common
      stockholders (basic and diluted)..............        (6.16)        (.20)

  The pro forma financial information shown above does not purport to be indicative of results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of the future results of operations.

                        CSG SYSTEMS INTERNATIONAL, INC.

4. SUMMITRAK ASSET ACQUISITION

  On August 10, 1997, the Company signed a 15-year exclusive contract with a TCI affiliate to consolidate 13.0 million TCI customers onto the Company's customer care and billing system (the "TCI Contract"). On August 10, 1997, the Company also entered into an agreement with TCI affiliates to acquire certain SUMMITrak assets, a client/server, open systems, in-house customer care and billing system in development (the "SUMMITrak Acquisition"). The SUMMITrak assets purchased consisted primarily of software, hardware, assembled workforce and intellectual property. Both the SUMMITrak Acquisition and the TCI Contract closed and became effective September 19, 1997. The purchase price for the SUMMITrak Acquisition was determined as follows (in thousands):

     Cash paid at closing............................................. $106,000
     Transaction-related costs........................................      500
     Common Stock warrants granted....................................   26,145
     Conversion incentive payments....................................   26,000
                                                                       --------
       Total purchase price........................................... $158,645
                                                                       ========

  The conversion incentive payments represent payments to TCI to i) incent TCI to timely convert its customers to the Company's system, and ii) reimburse TCI for the cost of converting to the Company's system. TCI will receive a monthly payment $0.15 per customer for the first 24 months after the customer is converted to the Company's system (total of $3.60 per customer), up to a total of $14.0 million. A total of 3.89 million TCI customers converted to the Company's systems equates to the $14.0 million. TCI will be paid an additional $12.0 million when the Company processes a total of 13.0 million TCI customers on its system. Based on the conversions scheduled as of December 31, 1997, the Company expects to pay TCI $17.8 million and $8.2 million in 1998 and 1999, respectively.

  The Company granted 1.5 million warrants to TCI as part of the overall purchase price. The warrants have a five-year life with a $24 per share exercise price. The fair value of the warrants included in the purchase price was estimated as of the date of the grant using the Black-Scholes pricing model. TCI will be able to exercise 1.0 million of the warrants when the Company processes a total of 13.0 million TCI customers on its customer care and billing system. The remaining 0.5 million warrants are exercisable at various increments as additional TCI customers are converted to the Company's systems. The total 1.5 million warrants are exercisable when the total number of TCI customers processed on the Company's systems reaches 14.25 million.

  The Company has included the conversion incentive payments and the estimated fair value of the warrants in the overall purchase price as the Company believes that such consideration is assured beyond a reasonable doubt as i) TCI currently has the necessary customers under its control to meet the milestones described above, ii) the Company believes it has the means to timely convert the necessary customers to its systems to meet the milestones described above, iii) both the Company and TCI are financially incented to timely convert the necessary customers to the Company's system to meet the milestones described above, and iv) TCI's minimum financial commitments are based on a minimum of 13.0 million customers.

  The Company engaged an independent party to assist in the allocation of the purchase price to the assets acquired. The Company allocated the purchase price as follows (in thousands):

     Purchased research and development............................... $105,000
     15-Year Contract.................................................   51,575
     Other assets.....................................................    2,070
                                                                       --------
     Total allocated purchase price................................... $158,645
                                                                       ========

                        CSG SYSTEMS INTERNATIONAL, INC.

  Purchased research and development represents research and development of software technologies which had not reached technological feasibility as of the acquisition date, and had no other alternative future use. Purchased research and development was charged to operations in the fourth quarter of 1997. The value assigned to the 15-Year Contract will be amortized over the life of the contract in proportion to the guaranteed processing revenues under the contract. The other assets will be depreciated over their estimated useful lives of three years.

5. REDEEMABLE CONVERTIBLE PREFERRED STOCK

  The following table represents the Preferred Stock activity (in thousands, except share and per share amounts):

     Balance, at inception (October 17, 1994)......................... $    --
      Issuance of 8,999,999 shares for cash ($6.56 per share).........   59,062
      Accretion.......................................................        4
      Accrued dividends...............................................      297
                                                                       --------
     Balance, December 31, 1994.......................................   59,363
      Accretion.......................................................       36
      Accrued dividends...............................................    3,586
                                                                       --------
     Balance, December 31, 1995.......................................   62,985
      Accretion.......................................................        7
      Accrued dividends...............................................      614
      Payment of accrued dividends....................................   (4,497)
      Conversion into 17,999,998 shares of Common Stock...............  (59,109)
                                                                       --------
     Balance, December 31, 1996....................................... $    --
                                                                       ========

  In conjunction with the Acquisition (Note 3), the Company sold for cash 8,999,999 shares of Preferred Stock with a par value of $.01 per share. Total proceeds, net of issuance costs of $0.4 million, were $59.1 million ($6.56 per share). The holders of Preferred Stock were entitled to vote on all matters and were entitled to the number of votes equivalent to the number of shares of Common Stock into which such shares of Preferred Stock were converted. All Preferred Stock converted into 17,999,998 shares of the Company's Common Stock upon completion of the IPO in March 1996.

  Prior to completion of the IPO, the holders of the outstanding shares of Preferred Stock were entitled to receive cumulative annual dividends of $.3967 per share, prior to any dividends being paid on the Company's Common Stock. Upon completion of the IPO and the resulting conversion into Common Stock, the Company paid dividends on the Preferred Stock of $4.5 million.

  Prior to completion of the IPO, the Company was required to redeem Preferred Stock on November 30, 2005. The redemption price was payable in cash and was equal to $6.61 per share plus any accrued and unpaid dividends. The excess of the redemption value over the carrying value was being accreted through periodic charges to accumulated deficit over the life of the issue.

6. DEBT

  The Acquisition discussed in Note 3 was partially funded with debt placed through a $100.0 million debt agreement with a bank (the "1994 Debt"). The 1994 Debt consisted of term loans of $95.0 million, and a revolving credit facility in the amount of $5.0 million. The Company made early payments on the 1994 Debt of $2.4 million and $2.0 million in 1995 and 1996, respectively. In conjunction with the IPO, the Company

                        CSG SYSTEMS INTERNATIONAL, INC.

refinanced its 1994 Debt with its bank in April 1996. The Company repaid approximately $40.6 million of the outstanding 1994 Debt, principally with IPO proceeds. The remaining balance of the 1994 Debt was refinanced with a single $40.0 million term note with the bank (the "1996 Debt"). In conjunction with this refinancing, the Company recorded an extraordinary loss of $1.3 million for the write-off of deferred financing costs. The Company did not recognize any income tax benefit related to the extraordinary loss. Under the 1996 Debt agreement, the Company retained its $5.0 million revolving credit facility. The Company paid an annual commitment fee of .375 percent on its unused portion of the revolving credit facility. Interest rates for the 1994 and 1996 Debt were based on an adjusted LIBOR rate or the bank's prime rate and were chosen at the option of the Company.

  In conjunction with the SUMMITrak Acquisition, the Company entered into a $190.0 million debt agreement with a bank in September 1997 (the "1997 Debt"), which consists of a $150.0 million term facility (the "Term Credit Facility") and a $40.0 million revolving credit facility. The proceeds from the Term Credit Facility were used to pay the $106.0 million cash purchase price for the SUMMITrak assets, retire the Company's existing 1996 Debt of $27.5 million, and pay transaction costs of $3.4 million. The remaining proceeds were used for general corporate purposes. In conjunction with this refinancing, the Company recorded an extraordinary loss of $0.6 million for the write-off of deferred financing costs. The Company did not recognize any income tax benefit related to the extraordinary loss. In December 1997, the Company made an optional principal payment on the Term Credit Facility of $15.0 million.

  Interest rates for the 1997 Debt, including the term and revolving credit facilities, are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. For the period from September 1997 through December 31, 1997, the spread on the LIBOR rate and prime rate was 1.75% and 0.5%, respectively. Based on the Company's leverage ratio as of December 31, 1997, the spread on the LIBOR rate and prime rate was reduced to 1.0% and 0%, respectively, effective January 1, 1998. As required by the 1997 Debt agreement, the Company entered into an interest rate collar agreement in December 1997 to manage its risk from the variable rate features of the 1997 Debt agreement (Note 2).

  The 1997 Debt agreement is collateralized by all of the Company's assets and the stock of its subsidiaries. The 1997 Debt agreement requires maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on payment of dividends, a fixed charge coverage ratio, a leverage ratio, and restrictions on capital expenditures. As of December 31, 1997, the Company was in compliance with all covenants. The payment of dividends or other types of distributions on any class of the Company's stock is restricted unless the Company's leverage ratio, as defined in the 1997 Debt agreement, is under 1.50. As of December 31, 1997, the leverage ratio was 2.80.

  Long-term debt as of December 31 consists of the following (in thousands):

                                                              1996      1997
                                                            --------  --------
Term Credit Facility, due September 2002, quarterly
 payments beginning June 30, 1998, ranging from $2.3
 million to $18.0 million, interest at adjusted LIBOR plus
 1.75 percent (7.4375 percent at December 31, 1997)........ $    --   $135,000
1996 Debt, due December 2000, quarterly principal payments
 ranging from $1.6 million to $2.5 million, interest at
 adjusted LIBOR plus 1.0 percent (6.375 percent at December
 31, 1996).................................................   32,500       --
Revolving credit facilities, due September 2002, interest
 at adjusted LIBOR plus 1.75 percent (7.4375 percent at
 December 31, 1997)........................................      --        --
                                                            --------  --------
                                                              32,500   135,000
Less-current portion.......................................  (10,000)   (6,750)
                                                            --------  --------
Long-term debt, net of current maturities.................. $ 22,500  $128,250
                                                            ========  ========

                        CSG SYSTEMS INTERNATIONAL, INC.

  There were no borrowings made on the revolving credit facilities during the years ended December 31, 1995, 1996 and 1997. Under the 1997 Debt agreement, the Company pays an annual commitment fee on the used portion of the revolving credit facility, based upon the Company's leverage ratio. For the period from September 1997 through December 31, 1997, the fee was .375 percent. The Company's ability to borrow under the current revolving credit facility is subject to maintenance of certain levels of eligible receivables. At December 31, 1997, $30.6 million of the $40.0 million revolving credit facility was available to the Company based on the level of eligible receivables.

  As of December 31, 1996 and 1997, unamortized deferred financing costs were $0.9 million and $2.9 million, respectively. Deferred financing costs are amortized to interest expense over the related term of the debt agreement using a method which approximates the effective interest rate method. Interest expense for the years ended December 31, 1995, 1996 and 1997, includes amortization of deferred financing costs of approximately $0.9 million, $0.6 million, and $0.5 million, respectively.

  As of December 31, 1997, scheduled maturities of the Company's long-term debt for each of the years ending December 31 are (in thousands):

     1998.............................................................. $  6,750
     1999..............................................................   19,125
     2000..............................................................   29,250
     2001..............................................................   34,875
     2002..............................................................   45,000
                                                                        --------
                                                                        $135,000
                                                                        ========

7. INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's Consolidated Financial Statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of or changes in the tax law or rates.

  Income tax provision (benefit) consists of the following (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1995     1996      1997
                                                     -------  -------  --------
     Current:
      Federal....................................... $   249  $ 1,225  $  4,466
      State.........................................      47      230       615
      Foreign.......................................     --       --        810
                                                     -------  -------  --------
                                                         296    1,455     5,891
                                                     -------  -------  --------
     Deferred:
      Federal.......................................  (6,329)  (2,305)  (38,298)
      State.........................................  (1,188)    (433)   (5,276)
      Foreign.......................................     --       503       393
                                                     -------  -------  --------
                                                      (7,517)  (2,235)  (43,181)
                                                     -------  -------  --------
     Change in valuation allowance..................   7,221      780    37,290
                                                     -------  -------  --------
     Net income tax provision (benefit)............. $   --   $   --   $    --
                                                     =======  =======  ========

                        CSG SYSTEMS INTERNATIONAL, INC.

  The difference between the income tax benefit computed at the statutory federal income tax rate and the financial statement provision (benefit) for income taxes is summarized as follows (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                   1995     1996      1997
                                                  -------  -------  --------
     Benefit at federal rate of 34 percent in
      1995 and 1996, and 35 percent in 1997...... $(6,521) $(1,270) $(36,005)
     Change in valuation allowance...............   6,656    1,283    37,290
     Effective state income taxes................    (694)    (134)   (3,030)
     Basis differences from acquisition..........     --    (1,346)      --
     Amortization of nondeductible goodwill......     227      231     1,582
     Stock-based employee compensation...........     286    1,214       157
     Other.......................................      46       22         6
                                                  -------  -------  --------
                                                  $   --   $   --   $    --
                                                  =======  =======  ========

  The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these differences at December 31 are as follows (in thousands):

                                                               1996      1997
                                                             --------  --------
     Current deferred tax assets (liabilities):
      Accrued expenses and reserves......................... $    744  $  1,325
      Deferred revenue......................................      --      3,033
                                                             --------  --------
                                                                  744     4,358
      Valuation allowance...................................     (699)   (3,915)
                                                             --------  --------
                                                             $     45  $    443
                                                             ========  ========
     Noncurrent deferred tax assets (liabilities):
      Purchased research and development.................... $ 13,040  $ 51,224
      Software..............................................    4,743     8,345
      Investment in discontinued operations.................    2,053       --
      Client contracts and related intangibles..............    1,766     1,508
      Noncompete agreements.................................    2,467     3,965
      Property and equipment................................     (262)      443
      Other.................................................      883    (1,168)
                                                             --------  --------
                                                               24,690    64,317
      Valuation allowance...................................  (23,334)  (57,408)
                                                             --------  --------
                                                             $  1,356  $  6,909
                                                             ========  ========

  As part of the Bytel Acquisition, the Company acquired certain net deferred tax assets and established a valuation allowance of approximately $1.0 million against those net deferred tax assets as of the acquisition date.

  At December 31, 1997, management evaluated its recent operating results, as well as projections for 1998 and concluded that it was more likely than not that certain of the deferred tax assets would be realized. Accordingly, the Company has recognized a deferred tax asset of $7.4 million. The Company has recorded a valuation allowance against the remaining deferred tax assets since realization of these future benefits is not sufficiently assured as of December 31, 1997.

                        CSG SYSTEMS INTERNATIONAL, INC.

8. EMPLOYEE RETIREMENT BENEFIT PLANS

 Defined Benefit Retirement Plan

  Effective December 1, 1994, as part of the Acquisition, the Company established a replacement plan for certain former employees of FDC which transferred their service credit to CSG. No new participants were allowed to enter this plan after December 1, 1994. Benefits under the plan are based on years of service and the employees' compensation during employment. Contributions to the plan are determined by an independent actuary on the basis of periodic valuations using the projected unit cost method. The Company's general funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes. The periodic pension expense for the years ended December 31, 1995, 1996 and 1997, was $0.2 million each year. The net pension liability recognized in the accompanying consolidated balance sheets as of December 31, 1996 and 1997 is $0.2 million and $0.3 million, respectively.

 Incentive Savings Plan

  The Company sponsors a defined contribution plan covering substantially all employees of the Company. Participants may contribute up to 15 percent of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. The Company makes certain matching and service related contributions to the plan. The Company's matching and service related contributions for the years ended December 31, 1995, 1996 and 1997, were approximately $1.3 million, $1.5 million and $2.0 million, respectively.

 Deferred Compensation Plan

  The Company established a non-qualified deferred compensation plan during 1996 for certain Company executives which allows the participants to defer a portion of their annual compensation. The Company provides a 25 percent matching contribution of the participant's deferral, up to a maximum of $6,250 per year. The Company also credits the participant's deferred account with a specified rate of return on an annual basis. The Company records the actuarially-determined present value of the obligations expected to be paid under the plan. As of December 31, 1996 and 1997, the Company has recorded a liability for this obligation of $0.1 million and $0.6 million, respectively. The Company's expense for this plan for the years ended December 31, 1996 and 1997, which includes Company contributions and interest expense, was $0.02 million and $0.1 million, respectively. The plan is unfunded.

9. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases certain office and production facilities under operating leases which run through 2007. Future aggregate minimum lease payments under these agreements for the years ending December 31, including a lease entered into subsequent to December 31, 1997, are as follows (in thousands):

     1998............................................................... $ 3,949
     1999...............................................................   3,884
     2000...............................................................   3,191
     2001...............................................................   2,653
     2002...............................................................   2,320
     Thereafter.........................................................   6,516
                                                                         -------
                                                                         $22,513
                                                                         =======

                        CSG SYSTEMS INTERNATIONAL, INC.

  Total rent expense for the years ended December 31, 1995, 1996 and 1997, was approximately $1.8 million, $1.9 million and $3.4 million, respectively.

 Service Agreements

  The Company has service agreements with FDC and subsidiaries for data processing services, communication charges and other related services. FDC provides data processing and related services required for the operation of the Company's CCS System.

  Prior to 1997, the Company was charged a usage-base fee per customer for data processing and related services. The other services were charged based on usage and/or actual costs. Effective January 1, 1997, the Company renegotiated its services agreement with FDC and its subsidiaries. The new agreement expires December 31, 2001, and is cancelable at the Company's option with a) notice of six months any time after January 1, 2000, and b) payment of a termination fee equal to 20 percent of the fees paid in the twelve months preceding the notification of termination. Under the new agreement, the Company is charged based on usage and/or actual costs, and is subject to certain limitations as to the amount of increases or decreases in usage between years. The total amount paid under the service agreements for the years ended December 31, 1995, 1996 and 1997, was approximately $16.9 million, $19.6 million and $19.2 million, respectively. The Company believes it could obtain data processing services from alternative sources, if necessary.

 Legal Proceedings

  In December 1996, CSG settled claims for indemnification against FDC arising from CSG's acquisition from FDC of CSG Systems. The claims related to certain patents held by Ronald A. Katz Technology Licensing Partnership L.P. ("RAKTL") which allegedly were infringed by the use of certain CSG products. The terms of the settlement were not material to CSG. In connection with the settlement, CSG entered into a non-exclusive patent license agreement with RAKTL, the terms of which are not expected by CSG to have a material effect on its business or future results of operations.

  In October 1996, a former senior vice president of CSG Systems filed a lawsuit against the Company and certain of its officers in the District Court of Arapahoe County, Colorado. The suit claims that certain amendments to stock agreements between the plaintiff and the Company are unenforceable, and that the plaintiff's rights were otherwise violated in connection with those amendments. The plaintiff is seeking damages of approximately $1.8 million, and in addition, seeks to have such damages trebled under certain Colorado statutes that the plaintiff claims are applicable. The Company denies the allegations and intends to vigorously defend the lawsuit at all stages. The trial is currently scheduled to commence in July 1998.

  In addition, from time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with outside legal counsel, the ultimate dispositions of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

10. DISCONTINUED OPERATIONS

  Contemporaneously with the Acquisition, the Company purchased all of the outstanding shares of Anasazi on November 30, 1994, for $6 million in cash. Anasazi provides central reservation systems and services for the hospitality and travel industry. On August 31, 1995, the company completed a tax-free reorganization of Anasazi. Stockholders of the Company purchased a controlling interest in Anasazi as part of the reorganization. As part of the reorganization, the Company received $2.0 million cash, surrendered all of its ownership rights in Anasazi's Common Stock and forgave a portion of a note receivable from Anasazi. In return for such

                        CSG SYSTEMS INTERNATIONAL, INC.

consideration, the Company received a $2.7 million note receivable and shares of convertible preferred stock representing less than a 20 percent ownership interest in Anasazi. In January 1996, the Company received a $2.0 million principal payment on this note, reducing the principal balance of the note to $0.7 million. In June 1996, the Company converted the remaining $0.7 million note balance into convertible preferred stock and stock warrants of Anasazi. In September 1997, the Company sold its remaining interest in Anasazi for $8.6 million cash.

  The Company accounted for its ownership in Anasazi as discontinued operations after its acquisition in 1994. As a result, the loss from discontinued operations included in the Company's Consolidated Financial Statements consists of the net losses of Anasazi prior to September 1, 1995. The loss of $0.7 million in August 1995, and the gain of $7.9 million in September 1997 relates to the Company's partial and then final disposition of its ownership interest in Anasazi. Revenues from Anasazi's operations for the eight months ended August 31, 1995 were $5.8 million. The Company did not recognize any income tax benefit or provision related to the loss or gain from discontinued operations.

11. COMMON STOCK

  In connection with its formation, the Company reserved 4,500,000 shares of Common Stock for sale to executive officers and other employees of the Company. At the time of the Acquisition, the Company sold 2,587,500 shares of Common Stock to executive officers for $575,000 in cash ($.22 per share):
1,150,000 shares under stock purchase agreements and 1,437,500 shares under performance stock purchase agreements. Of the remaining reserved shares, 1,655,500 shares were reserved for sale under the Company's Employee Stock Purchase Plan, and 257,000 shares were reserved for issuance under the Company's 1995 Incentive Stock Plan (Note 12).

  The following table represents the activity for Common Stock of the Company acquired under employee stock purchase agreements since inception (October 17, 1994) through December 31, 1997:

                          STOCK PURCHASE   RESTRICTED  PERFORMANCE    TOTAL
                         AGREEMENT SHARES STOCK SHARES STOCK SHARES  SHARES
                         ---------------- ------------ ------------ ---------
Shares outstanding,
 inception (October 17,
 1994)..................          --            --            --          --
  Shares issued during
   the period...........    1,150,000           --      1,437,500   2,587,500
                            ---------       -------     ---------   ---------
Shares outstanding,
 December 31, 1994......    1,150,000           --      1,437,500   2,587,500
  Shares issued during
   the year.............          --        593,000     1,062,500   1,655,500
                            ---------       -------     ---------   ---------
Shares outstanding,
 December 31, 1995......    1,150,000       593,000     2,500,000   4,243,000
  Shares repurchased and
   canceled in 1996.....          --        (25,600)      (80,000)   (105,600)
                            ---------       -------     ---------   ---------
Shares outstanding,
 December 31, 1996......    1,150,000       567,400     2,420,000   4,137,400
  Shares repurchased and
   canceled in 1997.....          --        (44,400)      (60,150)   (104,550)
                            ---------       -------     ---------   ---------
Shares outstanding,
 December 31, 1997......    1,150,000       523,000     2,359,850   4,032,850
                            =========       =======     =========   =========
Shares subject to
 repurchase, December
 31, 1997...............          --        165,640       369,360     535,000
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

                        CSG SYSTEMS INTERNATIONAL, INC.

 Employee Stock Purchase Plan

  The Company reserved 1,655,500 shares of Common Stock for sale to certain employees pursuant to the Employee Stock Purchase Plan (the "Plan"). During the year ended December 31, 1995, the Company sold 1,655,500 shares of Common Stock under the Plan for $1,378,000 (ranging from $.22 to $4.25 per share), consisting of $402,000 cash and $976,000 in full recourse promissory notes. Of the shares sold, 593,000 shares were sold under restricted stock agreements ("Restricted Stock") and 1,062,500 shares were sold under performance stock agreements.

    Restricted Stock. The Restricted Stock shares are subject to certain conditions and restrictions as prescribed by the Restricted Stock agreements. The Company has the option to repurchase the shares upon termination of employment, for the greater of the original purchase price or book value, as defined, depending upon the termination circumstances. These shares were originally scheduled to be released from the repurchase option not later than November 30, 2001. Upon completion of the IPO, 160,000 shares owned by certain executive officers were no longer subject to the repurchase option. In addition, the repurchase option for the remaining number of shares decreased to 20 percent annually over a five-year period, commencing on the later of an employee's hire date or November 30, 1994. During 1996 and 1997, the Company repurchased 25,600 unvested shares and 44,400 unvested shares, respectively, from terminated employees.

    Performance Stock. The shares sold under performance stock agreements are subject to certain conditions and restrictions as prescribed by the agreements. The Company has the option to repurchase the shares for the original purchase price upon termination of employment. These shares were originally scheduled to be released from the repurchase option not later than November 30, 2001. Upon completion of the IPO, the repurchase option for these shares decreased to 20 percent annually over a five-year period, commencing on the later of an employee's hire date or November 30, 1994. During 1996 and 1997, the Company repurchased 80,000 unvested shares and 60,150 unvested shares, respectively, from terminated employees.

  Certain Company employees financed a portion of their Common Stock purchases under the Plan with full recourse promissory notes. The notes accrue interest at seven percent annually and have terms of approximately five years. As of December 31, 1996 and 1997, the outstanding balance of the promissory notes is approximately $861,000 and $685,000, respectively, and is reflected as a component of stockholders' equity.

 Stock-Based Employee Compensation Expense

  The structure of the performance stock agreements required "variable" accounting for the related shares until the performance conditions were removed on October 19, 1995, thereby establishing a measurement date. At that date, the Company recognized total deferred compensation of $5.8 million which represents the difference between the price paid by the employees and the estimated fair value of the stock at October 19, 1995. The fair value of the stock was estimated by the Company to be $2.75 per share at that date. Prior to the completion of the IPO, the deferred compensation was being recognized as stock-based employee compensation expense on a straight-line basis from the time the shares were purchased through November 30, 2001. Upon completion of the IPO, 1,437,500 of performance stock shares owned by certain executive officers of the Company were no longer subject to the repurchase option. In addition, the repurchase option for the remaining performance stock shares decreased to 20 percent annually over a five-year period, commencing on the later of an employee's hire date or November 30, 1994. As a result, approximately $3.2 million of stock-based employee compensation expense was recorded in the month the IPO was completed. Stock-based employee compensation expense for the years ended December 31, 1995, 1996 and 1997, was $0.8 million, $3.6 million and $0.4 million, respectively. Deferred compensation of $1.2 million and $0.6 million, respectively, as of December 31, 1996 and 1997, is reflected as a component of stockholders' equity. Amortization of the stock-based deferred compensation subsequent to 1997 will be approximately $0.3 million per year.

                        CSG SYSTEMS INTERNATIONAL, INC.

  For discussion of outstanding rights to acquire additional Common Stock, see Notes 4 and 12.

12. STOCK-BASED COMPENSATION PLANS

 Stock Incentive Plans

  During 1995, the Company adopted the Incentive Stock Plan (the "1995 Plan") whereby 257,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options. The stock options are granted at prices set by the Board of Directors or a Committee of the Board (the "Board"), provided the minimum exercise price is no less than the fair market value of the Company's Common Stock at the date of the grant. The term of the outstanding options is 10 years. The 170,400 options outstanding under the 1995 Plan at December 31, 1997, vest annually over 5 years.

  During 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan") whereby 2,400,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. In December 1997, upon shareholder approval, the number of shares authorized for issuance under the 1996 Plan was increased to 4,000,000. As of December 31, 1997, 100,000, 947,150 and 810,560
options outstanding under the 1996 Plan vest annually over 3, 4 and 5 years, respectively.

  During 1997, the Company adopted the Stock Option Plan for Non-Employee Directors (the "Director Plan") whereby 100,000 shares of the Company's Common Stock have been reserved for issuance to non-employee Directors of the Company in the form of stock options. Stock options under the Director Plan are granted at prices set by the Board, provided the minimum exercise price is no less than the fair market value of the Company's Common Stock at the date of the grant. The term of the outstanding options is 10 years. The vesting periods of the options are determined under the discretion of the Board. The 48,000 options outstanding under the Director Plan at December 31, 1997, vest annually over 3 years.

  A summary of the stock options issued under the 1996 Plan, the Director Plan, and 1995 Plan and changes during the years ending December 31 are as follows:

                                                 YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------------------
                                  1995                    1996                      1997
                         ---------------------- ------------------------- -------------------------
                                    WEIGHTED                  WEIGHTED                  WEIGHTED
                                    AVERAGE                   AVERAGE                   AVERAGE
                         SHARES  EXERCISE PRICE  SHARES    EXERCISE PRICE  SHARES    EXERCISE PRICE
                         ------- -------------- ---------  -------------- ---------  --------------
Outstanding, beginning
 of year................     --      $  --        251,750     $  1.35     1,434,730     $ 18.62
 Granted................ 251,750       1.35     1,223,380       21.78     1,111,700       23.21
 Exercised..............     --         --         (4,800)       1.33       (74,300)      13.59
 Forfeited..............     --         --        (35,600)       7.36      (396,020)      20.70
                         -------     ------     ---------     -------     ---------     -------
Outstanding, end of
 year................... 251,750     $ 1.35     1,434,730     $ 18.62     2,076,110     $ 20.86
                         =======     ======     =========     =======     =========     =======
Options exercisable at
 year-end...............     --                    42,150                   265,076
                         =======                =========                 =========
Weighted average fair
 value of options
 granted during the
 year................... $   .30                $    9.77                 $    9.20
                         =======                =========                 =========
Options available for
 grant..................   5,250                1,211,545                 2,195,865
                         =======                =========                 =========

                        CSG SYSTEMS INTERNATIONAL, INC.

  The following table summarizes information about the Company's stock options as of December 31, 1997:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                         ------------------------------------------- --------------------------
                                         WEIGHTED
                                         AVERAGE         WEIGHTED                   WEIGHTED
        RANGE OF           NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
    EXERCISE PRICES      OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
    ---------------      ----------- ---------------- -------------- ----------- --------------
$ 1.25-$ 3.75...........    170,400        7.65          $  1.37        58,350      $  1.40
$15.00-$22.125..........  1,254,450        8.83            18.17       111,500        17.33
$23.50-$29.875..........    514,760        8.81            29.17        95,226        29.27
$33.56-$46.75...........    136,500        9.82            38.62           --           --
                          ---------        ----          -------       -------      -------
$ 1.25-$46.75...........  2,076,110        8.79          $ 20.86       265,076      $ 18.11
                          =========        ====          =======       =======      =======

  In January 1998, the Company granted 489,300 options at a weighted average price per share of $42.22 under the 1996 Plan, with 468,000 shares and 21,300 shares vesting over four and two years, respectively. These options are not reflected in the above tables as they were granted subsequent to December 31, 1997.

 1996 Employee Stock Purchase Plan

  During 1996, the Company adopted the 1996 Employee Stock Purchase Plan whereby 250,000 shares of the Company's Common Stock have been reserved for sale to employees of the Company and its subsidiaries through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 1996 and 1997, respectively, 5,753 shares and 19,659 shares have been purchased under the plan for $83,000 ($13.07 to $17.21 per share) and $439,000 ($14.34 to $34.00 per share).

 Stock-Based Compensation Plans

  At December 31, 1997, the Company had four stock-based compensation plans, as described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation expense has been recognized in 1995, 1996 or 1997, except for $89,000 recognized in 1996 for 5,925 shares granted as stock bonus awards under the 1996 Plan.

  Had compensation expense for the Company's four stock-based compensation plans been based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per share attributable to common stockholders for 1995, 1996 and 1997 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995     1996      1997
                                                  --------  -------  ---------
     Net loss:
      As reported...............................  $(22,766) $(4,350) $(102,871)
      Pro forma.................................   (22,770)  (5,263)  (104,776)
     Net loss per common share (basic and dilut-
      ed):
      As reported...............................     (6.60)    (.20)     (4.03)
      Pro forma.................................     (6.60)    (.24)     (4.11)

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1995, 1996 and 1997, respectively: risk-free interest rates of 6.3 percent, 6.1 percent and 6.3 percent; dividend yield of zero percent for

                        CSG SYSTEMS INTERNATIONAL, INC.

all years; expected lives of 4.0, 5.0, and 3.9 years; and volatility of zero percent, 40.0 percent, and 40.0 percent. Consistent with SFAS 123, the Company assumed zero volatility for all options granted prior to the date the Company qualified as a public entity.

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 applies only to 1995, 1996 and 1997, and additional awards in future years are anticipated.

13. UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                   QUARTER ENDED
                                     -------------------------------------------
                                     MARCH 31  JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     --------  -------  ------------ -----------
1996:
 Total revenues..................... $26,757   $30,431    $35,320     $  39,789
 Gross margin.......................  10,153    12,288     15,722        19,889
 Operating income (loss)(1)(2)......  (4,992)      (82)     1,541         4,381
 Income (loss) attributable to
  common stockholders...............  (7,117)     (696)       948         3,775
  Extraordinary item(1).............  (1,260)      --         --            --
 Net income (loss) attributable to
  common stockholders...............  (8,377)     (696)       948         3,775
 Net income (loss) per share (basic
  and diluted):
  Income (loss) attributable to
   common stockholders..............    (.65)     (.03)       .04           .15
  Extraordinary item................    (.11)      --         --            --
  Net income (loss) attributable to
   common stockholders..............    (.76)     (.03)       .04           .15
1997:
 Total revenues..................... $38,582   $41,030    $43,278     $  48,914
 Gross margin.......................  16,094    18,862     21,235        25,631
 Operating income (loss)(4).........   1,327     2,117      3,740      (113,719)
 Income (loss) attributable to
  common stockholders...............   1,164     1,731      3,113      (116,224)
  Extraordinary item(3).............     --        --        (577)          --
  Discontinued operations(3)........     --        --       7,922           --
 Net income (loss) attributable to
  common stockholders...............   1,164     1,731     10,458      (116,224)
 Net income (loss) per share (basic
  and diluted):
  Income (loss) attributable to
   common stockholders..............     .05       .07        .12         (4.56)
  Extraordinary item................     --        --        (.02)          --
  Discontinued operations...........     --        --         .30           --
  Net income (loss) attributable to
   common stockholders..............     .05       .07        .40         (4.56)

--------
(1) The first quarter of 1996 includes a $3.2 million non-recurring charge, or $0.29 per share, to record stock-based compensation expense for certain employees vesting in their performance stock purchase agreements effective with the closing of the IPO (Note 11). In addition, the first quarter of 1996 includes a $1.3 million extraordinary charge for early extinguishment of debt (Note 6).

(2) During the fourth quarter of 1996, the Company recorded a reduction in operating expenses of approximately $1.4 million, or $0.05 per share, related to favorable pricing adjustments for processing services previously recorded as expense ratably over the first three quarters of 1996.

(3) The third quarter of 1997 includes a $0.6 million extraordinary charge for early extinguishment of debt (Note 6). In addition, the third quarter of 1997 includes a $7.9 million gain on disposition of discontinued operations (Note 10).

(4) The fourth quarter of 1997 includes the following non-recurring items:
    (a) The Company recorded a $105.5 million charge, or $4.14 per share, for purchased research and development related primarily to the SUMMITrak asset acquisition (Note 4).
    (b) The Company recorded a $11.7 million charge, or $0.46 per share, for impairment of certain capitalized software development costs (Note 2). This charge includes internal software development costs of $8.4 million which were previously capitalized over the first three quarters of 1997 at $2.8 million per quarter.
    (c) The Company recorded a $4.7 million charge, or $0.18 per share, for impairment of certain intangible assets (Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          See the Proxy Statement for the Company's Annual Meeting of Stockholders, which information regarding directors is incorporated herein by reference. Information regarding the Company's executive officers will be omitted from such proxy statement and is furnished in a separate item captioned "Executive Officers of the Registrant" included in Part I of this Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS:

(1)       FINANCIAL STATEMENTS

          The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 23.

(2)       FINANCIAL STATEMENT SCHEDULES:

          Index to Consolidated Financial Statement Schedules:

                                                                      Page
                                                                      ----
             Report of Independent Public Accountants...............  52
             Schedule II - Valuation and Qualifying Accounts .......  53

(3)       EXHIBITS

          Exhibits are listed in the Exhibit Index on page 54.

          The Exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b)       REPORTS ON FORM 8-K

               Form 8-K dated October 6, 1997, as amended by Form 8-K(A) filed on December 5, 1997, under Item 2, Acquisition or Disposition of Assets, was filed with the Securities and Exchange Commission reporting (i) the execution of a 15-year processing contract with a Tele-Communications, Inc. (TCI) affiliate and (ii) the acquisition of certain SUMMITrak assets from TCI affiliates. The pro forma financial information included in the Form 8-K(A) was as follows:

               Pro forma condensed consolidated balance sheet as of September
                  30, 1997

               Pro forma condensed consolidated statements of operations for the year and nine months ended December 31, 1996, and September 30, 1997, respectively.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CSG SYSTEMS INTERNATIONAL, INC.


                                   By:   /s/ Neal C. Hansen
                                      --------------------------
                                            Neal C. Hansen
                                        Chief Executive Officer
                                     (Principal Executive Officer)

                                   Date:  March 17, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Neal C. Hansen             Chairman of the Board of          March 17, 1998
------------------------
Neal C. Hansen                 Directors and Chief

                               Executive Officer (Principal
                               Executive Officer)

/s/ John P. Pogge              President, Chief Operating        March 17, 1998
------------------------
John P. Pogge                  Officer and Director

/s/ Greg A. Parker             Vice President and                March 17, 1998
------------------------
Greg A. Parker                 Chief Financial Officer
                               (Principal Financial Officer)

/s/ Randy R. Wiese             Controller                        March 17, 1998
------------------------
Randy R. Wiese                 (Principal Accounting Officer)

/s/ George F. Haddix           Director                          March 17, 1998
------------------------
George F. Haddix

/s/ Royce J. Holland           Director                          March 17, 1998
------------------------
Royce J. Holland

/s/ Janice Obuchowski          Director                          March 17, 1998
------------------------
Janice Obuchowski

/s/ Bernard W. Reznicek        Director                          March 17, 1998
------------------------
Bernard W. Reznicek

/s/ Rockwell A. Schnabel       Director                          March 17, 1998
------------------------
Rockwell A. Schnabel

/s/ Frank V. Sica              Director                          March 17, 1998
------------------------
Frank V. Sica

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE OF
                        CSG SYSTEMS INTERNATIONAL, INC.


To the Board of Directors of
CSG Systems International, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of CSG Systems International, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated January 26, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of CSG Systems International, Inc. listed in Item 14(a)(2) of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                          ARTHUR ANDERSEN LLP



Omaha, Nebraska
January 26, 1998

                        CSG SYSTEMS INTERNATIONAL, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1995              1996          1997
                                                          ----              ----          ----
                                                                   (IN THOUSANDS)
Balance, beginning of period...................           $457              $521          $819
Acquisition of businesses......................              -               101             -
Additions charged to expense...................            310               319           875
Reductions.....................................           (246)             (122)         (300)
                                                          ----             -----        ------
Balance, end of period.........................           $521              $819        $1,394
                                                          ====             =====        ======

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

2.01(1)     Agreement of Merger among CSG Holdings, Inc., CSG Acquisition
               Corporation, Cable Services Group, Inc. and First Data Resources Inc., dated October 26, 1994

(2.02 intentionally omitted)

2.03(1)     Amendment Agreement between First Data Corporation, First Data
               Resources Inc., CSG Holdings, Inc., CSG Systems, Inc. and Anasazi Inc., dated April 27, 1995

(2.04-2.06 intentionally omitted)

2.07(1)     Founder Stock Purchase Agreement between CSG Holdings, Inc. and Neal
               C. Hansen, dated November 30, 1994

2.08(1)     Founder Stock Purchase Agreement between CSG Holdings, Inc. and
               George Haddix, dated November 30, 1994

2.09(1)     Founder Performance Stock Purchase Agreement between CSG Holdings,
               Inc. and Neal C. Hansen, dated November 30, 1994, and first and second amendments thereto

2.10(1)     Founder Performance Stock Purchase Agreement between CSG Holdings,
               Inc. and George Haddix, dated November 30, 1994, and first and second amendments thereto

2.11(1)     Series A Preferred Stock Purchase Agreement among CSG Holdings, Inc.
               and the purchasers listed on the Schedule of Purchasers attached thereto, dated November 30, 1994

2.12(1)     Stockholders Agreement among CSG Holdings, Inc. and each of the investors listed on the Schedule of Investors attached thereto, dated November 30, 1994

(2.13-2.15 intentionally omitted)

2.16(2)     Share Purchase Agreement among Cray Systems Ltd., Digital Equipment
               Company Ltd. and CSG Systems International, Inc. dated June 28, 1996

2.17(2)     Administration and Development Services Agreement between Cray
               Systems Ltd. and Bytel Limited dated June 28, 1996

(2.18 intentionally omitted)

2.19(5)*    Restated and Amended CSG Master Subscriber Management System
               Agreement between CSG Systems, Inc. and TCI Cable Management Corporation dated August 10, 1997

2.20(5)     Asset Purchase Agreement between CSG Systems International, Inc. and
               TCI SUMMITrak of Texas, Inc., TCI SUMMITrak, L.L.C., and TCI Technology Ventures, Inc., dated August 10, 1997

2.21(5)     Contingent Warrant to Purchase Common Stock between CSG Systems
               International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.22(5)     Royalty Warrant to Purchase Common Stock between CSG Systems
               International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.23(5)     Registration Rights Agreement between CSG Systems International,
               Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.24(5)     Loan Agreement among CSG Systems, Inc. and CSG Systems
                International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated September 18, 1997

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------

2.25        First Amendment to Loan Agreement among CSG Systems, Inc. and CSG
               Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 21, 1997

3.01(1)     Restated Certificate of Incorporation of the Company

3.02(4)     Restated Bylaws of CSG Systems International, Inc.

3.03(4)     Certificate of Amendment of Restated Certificate of Incorporation of
               CSG Systems International, Inc.

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

(10.08-10.10 intentionally omitted)

10.11(1)    Registration Rights Agreement among CSG Systems International, Inc.
               and the purchasers listed on the Schedule of Purchasers attached thereto, dated November 30, 1994

10.12       Separation Agreement and Releases with George F. Haddix

10.13       Independent Consulting Agreement with George F. Haddix, dated
               December 23, 1997

10.14(1)    Employment Agreement with Neal C. Hansen

10.15       Indemnification Agreements between CSG Systems International, Inc.
               and certain directors

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

10.18(1)    Lease, Assignment and Assumption of Leases, and Lease Amendment
               respecting facility at 14301 Chandler Road, Omaha, Nebraska

10.19(1)    Lease and Sublease respecting facility at 4949 Pearl East Circle,
               Boulder, Colorado

(10.20-10.36 intentionally omitted)

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------

10.37(1)*     Printing and Mailing Services Agreement between CSG Systems, Inc.
                 and PageMart,Inc., dated August 29, 1995

(10.38 intentionally omitted)

10.39         CSG Systems, Inc. Wealth Accumulation Plan, as amended November
                 14, 1996 (previously filed as and incorporated by reference to Exhibit 10.38 Registrant's Quarterly Report on Form 10-Q for the period to the ended September 30, 1996)

10.40(3)*     Amended and Restated Services Agreement between First Data
                 Technologies, Inc. and CSG Systems, Inc., formerly known as Cable Services Group, Inc., dated December 31, 1996

10.40A(3)     Schedules 2.11, 2.14, 5.3 and 6.4 and Exhibit 9(a) to Schedule 5.6
                 to Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc., formerly known as Cable Services Group, Inc., dated December 31, 1996

10.40B(P)(3)  Schedules 1.21 and 1.47 and Exhibit A to Schedule 5.6 to Amended
                 and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc., formerly known as Cable Services Group, Inc., dated December 31, 1996

(10.41-10.43 intentionally omitted)

10.44(4)      CSG Systems International, Inc. Stock Option Plan for Non-Employee
                 Directors

21.01         Subsidiaries of the Company

23.01         Consent of Arthur Andersen LLP

27.01         Financial Data Schedule (EDGAR Version Only)

99.01         Safe Harbor for Forward-Looking Statements Under the Private
                 Securities Litigation Reform Act of 1995 - Certain Cautionary Statements and Risk Factors

__________________________

(1) Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.

(2) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated July 9, 1996.

(3) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

(4) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(5) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated October 6, 1997.

* Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.