Form 10-K/A
period 1997-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 1998-04-09
CIK 1005757

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         FORM 10-K/A AMENDMENT NO. 1

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CSG SYSTEMS INTERNATIONAL, INC.

                                 1997 FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

 Item  1. Business......................................................      3
 Item  2. Properties....................................................      9
 Item  3. Legal Proceedings.............................................      9
 Item  4. Submission of Matters to a Vote of Security Holders...........      9
                                    PART II
 Item  5. Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................     11
 Item  6. Selected Financial Data.......................................     11
 Item  7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     14
 Item  8. Financial Statements and Supplementary Data...................     24
 Item  9. Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................     50
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant............     50
 Item 11. Executive Compensation........................................     50
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................     50
 Item 13. Certain Relationships and Related Transactions................     50
                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................     50
 Signatures.............................................................     52

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

  The Company expanded its operations internationally through the acquisition of Bytel Limited ("Bytel") in June 1996. Bytel, established in 1992, is the leading provider of customer care and billing solutions in the United Kingdom to providers of combined cable television and telephony (business and residential) services. Bytel serves a total of approximately 1 million customers, approximately 48% of whom receive multiple services. During 1997, the Company derived 9.6% of its total revenues from international sources.

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

 Processing and Related Services

  The Company's primary processing and related services products are as follows:

  Communications Control System and Related Products. Communications Control System(TM) ("CCS"(TM)) is a customer care and billing system used primarily by clients in the cable television and DBS industries. The primary purpose of CCS is to provide the Company's clients with a complete set of customer management and information services, including enrollment of new customers, event ordering, scheduling of on-site installations and repairs, customer service support, and billing. Designed for high volume transaction processing, CCS is offered as a service bureau application, with clients accessing it through a telecommunications network via terminals or personal computers at the clients' location. The Company maintains all records and files for its clients and performs statement processing and invoice mailing in conjunction with the other services. The Company provides a wide variety of ancillary services to its clients, such as service activation, pay-per-view, and archival of data. The CCS system offers flexible reporting capabilities and interfaces with all major vendors so clients can utilize pay-per-view, automated number identification and audio response units. For the years ended December 31, 1995, 1996, and 1997, the Company generated 84.8%, 77.3%, and 76.7%, respectively, of its total revenues from CCS and related services and software products.

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

 Software Products and Professional Services

  The Company's currently available software products include the following:

  Advanced Customer Service Representative and related modules. ACSR is a client/server, front end to the CCS product that employs a graphical user interface. ACSR features include a customizable reference library, e-mail, a news bulletin board, and pull-down items and an icon toolbar that makes navigation easy. ACSR runs on a local area network at the client's service center, which is connected to the CCS mainframe. Customer Interaction Tracking(TM) ("CIT"(TM)) is an add-on module to ACSR which allows customer service representatives, using a relational database management system, to track and recall automatically all interaction and activity with customers. ACSR provides clients with an integrated solution for billing and servicing telephony and on-line services customers independently or in conjunction with other business lines.

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

 Software Products in Development

  The following software products are in development and not currently available:

  Acquisition of SUMMITrak Assets. In September 1997, and contemporaneously with the effectiveness of the TCI Contract, the Company acquired certain SUMMITrak(TM) assets, a client/server, open systems, in-house customer care and billing system in development. The assets purchased consisted primarily of software, hardware, assembled workforce and intellectual property. The total purchase price was approximately $159 million, with approximately $105 million allocated to purchased research and development ("R&D") and the remaining amount allocated to long-lived assets. Purchased R&D represents R&D of software technologies which had not reached technological feasibility as of the acquisition date, and had no other alternative future use. Purchased R&D was charged to operations in the fourth quarter of 1997.

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

   Bell Cable Media            Prodigy Services Company
   Century Communications
    Corporation                TCI and TCI Satellite Entertainment, Inc.
   Comcast Corporation         Telewest
   Echostar                    Time Warner
   Falcon Cable TV             US West Media Group

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

ITEM 3. LEGAL PROCEEDINGS

  In October 1996, a former senior vice president of CSG Systems filed a lawsuit against the Company and certain of its officers in the District Court of Arapahoe County, Colorado. The suit claims that certain amendments to stock agreements between the plaintiff and the Company are unenforceable, and that the plaintiff's rights were otherwise violated in connection with those amendments. The plaintiff is seeking damages of approximately $2.0 million, and in addition, seeks to have such damages trebled under certain Colorado statutes that the plaintiff claims are applicable. The Company denies the allegations and intends to vigorously defend the lawsuit at all stages. The trial is currently scheduled to commence in July 1998.

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

  Mr. Parker, 40, assumed his current position on April 1, 1997, upon the retirement of David I. Brenner, the Company's former Executive Vice President and Chief Financial Officer. Mr. Parker joined the Company in July 1995 as Vice President, Finance. Previously, Mr. Parker was with Banc One for thirteen years and was Chief Financial Officer for Banc One in Houston and San Antonio. Mr. Parker received a BBA in Business Administration from the University of Iowa in 1980. Mr. Pogge and Mr. Parker are brothers-in-law.

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

                                                                 HIGH    LOW
   1996                                                          ----    ----
    First quarter............................................... $25 1/2 $20 1/2
    Second quarter..............................................  37 1/4  32 3/8
    Third quarter...............................................  26 1/4  19 1/2
    Fourth quarter..............................................  21 3/8  14 3/8
                                                                 HIGH    LOW
   1997                                                          ----    ----
    First quarter............................................... $20 1/4 $ 15
    Second quarter..............................................  31       14 3/4
    Third quarter...............................................  40 1/4   22
    Fourth quarter..............................................  49 3/4   30 5/8

  On March 16, 1998, the last sale price of the Company's Common Stock as reported by NASDAQ/NMS was $39.75 per share. On January 31, 1998, the number of holders of record of Common Stock was 253.

  See Note 4 to the Company's Consolidated Financial Statements in Item 8 and the Form 8-K referred to in Item 14 for information on the warrants to purchase Common Stock issued by the Company to TCI as part of the purchase price for the assets acquired from TCI. The warrants are subject to transfer restrictions and were issued pursuant to Section 4(2) of the Securities Act of 1933.

  In October 1997, the Company issued 1,683 shares of Common Stock to the owner of certain software assets as part of the purchase price for such assets. The shares are subject to transfer restrictions and were issued pursuant to Section 4(2) of the Securities Act of 1933.

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

                                                         PREDECESSOR(1)                      COMPANY(1)(2)
                                                    ------------------------- ----------------------------------------------
                                                                  11 MONTHS    ONE MONTH
                                                     YEAR ENDED     ENDED        ENDED         YEAR ENDED DECEMBER 31,
                                                    DECEMBER 31, NOVEMBER 30, DECEMBER 31, ---------------------------------
                                                        1993         1994         1994       1995        1996        1997
                                                    ------------ ------------ ------------ ---------  ----------  ----------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Revenues:
 Processing and related services.................     $75,578      $76,081     $   7,757   $  96,343  $  113,422  $  131,399
 Software license and maintenance fees...........         --           --            --           57      14,736      26,880
 Professional services...........................         --           --            --            4       4,139      13,525
                                                      -------      -------     ---------   ---------  ----------  ----------
   Total revenues................................      75,578       76,081         7,757      96,404     132,297     171,804
                                                      -------      -------     ---------   ---------  ----------  ----------
Expenses:
 Cost of revenues:
 Cost of processing and related services:
  Direct costs...................................      34,503       34,977         3,647      46,670      52,027      58,259
  Amortization of acquired software(1)...........           2          --            917      11,000      11,003      10,596
  Amortization of client contracts and related
   intangibles(1)................................       1,518        1,594           341       4,092       4,092       4,293
                                                      -------      -------     ---------   ---------  ----------  ----------
   Total cost of processing and related
    services.....................................      36,023       36,571         4,905      61,762      67,122      73,148
 Cost of software license and maintenance fees...         --           --            --          --        5,040       9,787
 Cost of professional services...................         --           --            --          --        2,083       7,047
                                                      -------      -------     ---------   ---------  ----------  ----------
   Total cost of revenues........................      36,023       36,571         4,905      61,762      74,245      89,982
                                                      -------      -------     ---------   ---------  ----------  ----------
Gross margin.....................................      39,555       39,510         2,852      34,642      58,052      81,822
                                                      -------      -------     ---------   ---------  ----------  ----------
Operating expenses:
 Research and development:
 Research and development........................       5,591        7,680         1,044      14,278      20,206      22,586
 Charge for purchased research and
  development(1)(5)..............................         --           --         40,953         --          --      105,484
 Impairment of capitalized software development
  costs(6).......................................         --           --            --          --          --       11,737
 Selling and marketing...........................       2,012        3,054           293       3,770       8,213      10,198
 General and administrative:
 General and administrative......................      11,431        9,461         3,073      11,406      13,702      19,385
 Amortization of goodwill and other
  intangibles(1).................................       1,052          826           547       5,680       6,392       6,927
 Impairment of intangible assets(7)..............         --           --            --          --          --        4,707
 Stock-based employee compensation(1)............         --           --            --          841       3,570         449
 Depreciation....................................       3,847        3,520           433       5,687       5,121       6,884
                                                      -------      -------     ---------   ---------  ----------  ----------
   Total operating expenses......................      23,933       24,541        46,343      41,662      57,204     188,357
                                                      -------      -------     ---------   ---------  ----------  ----------
Operating income (loss)..........................      15,622       14,969       (43,491)     (7,020)        848    (106,535)
                                                      -------      -------     ---------   ---------  ----------  ----------
 Other income (expense):
 Interest expense................................      (1,941)      (1,067)         (769)     (9,070)     (4,168)     (5,324)
 Interest income.................................         205          227            39         663         844       1,294
 Other...........................................         --           --            --          --          --          349
                                                      -------      -------     ---------   ---------  ----------  ----------
   Total other...................................      (1,736)        (840)         (730)     (8,407)     (3,324)     (3,681)
                                                      -------      -------     ---------   ---------  ----------  ----------
Income (loss) before income taxes, extraordinary
 item and discontinued operations................      13,886       14,129       (44,221)    (15,427)     (2,476)   (110,216)
 Income tax (provision) benefit..................      (5,539)      (5,519)        3,757         --          --          --
                                                      -------      -------     ---------   ---------  ----------  ----------
Income (loss) before extraordinary item and
 discontinued operations.........................       8,347        8,610       (40,464)    (15,427)     (2,476)   (110,216)
 Extraordinary loss from early extinguishment of
  debt(3)(5).....................................         --           --            --          --       (1,260)       (577)
                                                      -------      -------     ---------   ---------  ----------  ----------
Income (loss) from continuing operations.........       8,347        8,610       (40,464)    (15,427)     (3,736)   (110,793)
Discontinued operations(4):
 Loss from operations............................         --           --           (239)     (3,093)        --          --
 Gain (loss) from disposition....................         --           --            --         (660)        --        7,922
                                                      -------      -------     ---------   ---------  ----------  ----------
   Total gain (loss) from discontinued
    operations...................................         --           --           (239)     (3,753)        --        7,922
                                                      -------      -------     ---------   ---------  ----------  ----------
Net income (loss)................................     $ 8,347      $ 8,610     $ (40,703)  $ (19,180) $   (3,736) $ (102,871)
                                                      =======      =======     =========   =========  ==========  ==========
Net loss per common share (basic and diluted)(8):
 Loss attributable to common stockholders........                              $  (15.75)  $   (5.51) $     (.14) $    (4.32)
 Extraordinary loss from early extinguishment of
  debt...........................................                                    --          --         (.06)       (.02)
 Gain (loss) from discontinued operations........                                   (.09)      (1.09)        --          .31
                                                                               ---------   ---------  ----------  ----------
 Net loss attributable to common stockholders....                              $  (15.84)  $   (6.60) $     (.20) $    (4.03)
--------------------------------------------------
                                                                               =========   =========  ==========  ==========
Weighted average common shares (basic and
 diluted)(8).....................................                              2,587,500   3,450,415  21,872,860  25,497,033

                                    PREDECESSOR(1)                    COMPANY(1)(2)
                               ------------------------- ----------------------------------------
                                             11 MONTHS    ONE MONTH
                                YEAR ENDED     ENDED        ENDED      YEAR ENDED DECEMBER 31,
                               DECEMBER 31, NOVEMBER 30, DECEMBER 31, ---------------------------
                                   1993         1994         1994       1995      1996     1997
                               ------------ ------------ ------------ --------  -------- --------
                                                        (IN THOUSANDS)
OTHER DATA (AT PERIOD END):
Number of clients' customers
 processed....................     15,410       16,347       16,435     17,975    19,212   21,146
BALANCE SHEET DATA (AT PERIOD
 END):
Cash and cash equivalents.....   $     61     $     22     $  6,650   $  3,603  $  6,134 $ 20,417
Working capital...............      7,570        8,356        4,681      2,359     4,430    3,518
Total assets(5)...............     64,298       65,695      130,160    105,553   114,910  179,793
Total debt(3)(5)..............     16,375       10,438       95,000     85,068    32,500  135,000
Redeemable convertible pre-
 ferred stock(3)..............        --           --        59,363     62,985       --       --
Stockholders' equity (defi-
 cit)(1)(3)(5)(6).............     35,980       43,031      (40,429)   (61,988)   41,964  (33,086)

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

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                   1995       1996       1997
                                                ---------- ---------- ----------
                                                     (IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
ADJUSTED RESULTS OF OPERATIONS:
 Operating income.............................. $   14,593 $   25,194 $   36,131
 Income before income taxes....................      6,186     21,870     32,450
 Net income....................................      3,835     13,559     20,119
 Earnings per diluted common share.............        .18        .54        .77
 Weighted average diluted common shares........     21,533     25,294     26,069

RESULTS OF OPERATIONS

  The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated. The results of Bytel's operations since its acquisition on June 28, 1996 are included in the following table and considered in the discussion of the Company's operations that follows:

                                    TWELVE MONTHS ENDED DECEMBER 31,
                          ---------------------------------------------------------
                                1995                1996               1997
                          ------------------  ----------------- -------------------
                                      % OF               % OF                % OF
                           AMOUNT    REVENUE   AMOUNT   REVENUE   AMOUNT    REVENUE
                          ---------  -------  --------  ------- ----------  -------
                                             (IN THOUSANDS)
Revenues:
 Processing and related
  services..............  $  96,343    99.9%  $113,422    85.8% $  131,399    76.5%
 Software license and
  maintenance fees......         57      .1     14,736    11.1      26,880    15.6
 Professional services..          4     --       4,139     3.1      13,525     7.9
                          ---------  ------   --------   -----  ----------  ------
  Total revenues........     96,404   100.0    132,297   100.0     171,804   100.0
                          ---------  ------   --------   -----  ----------  ------
Expenses:
 Cost of revenues:
 Cost of processing and
  related services:
 Direct costs...........     46,670    48.4     52,027    39.3      58,259    33.9
 Amortization of ac-
  quired software.......     11,000    11.4     11,003     8.3      10,596     6.2
 Amortization of client
  contracts and related
  intangibles...........      4,092     4.2      4,092     3.1       4,293     2.5
                          ---------  ------   --------   -----  ----------  ------
  Total cost of
   processing and
   related services.....     61,762    64.0     67,122    50.7      73,148    42.6
 Cost of software
  license and
  maintenance fees......        --      --       5,040     3.8       9,787     5.7
 Cost of professional
  services..............        --      --       2,083     1.6       7,047     4.1
                          ---------  ------   --------   -----  ----------  ------
  Total cost of
   revenues.............     61,762    64.0     74,245    56.1      89,982    52.4
                          ---------  ------   --------   -----  ----------  ------
Gross margin............     34,642    36.0     58,052    43.9      81,822    47.6
                          ---------  ------   --------   -----  ----------  ------
Operating expenses:
 Research and
  development:
 Research and develop-
  ment..................     14,278    14.8     20,206    15.3      22,586    13.2
 Charge for purchased
  research and develop-
  ment..................        --      --         --      --      105,484    61.4
 Impairment of capital-
  ized software develop-
  ment costs............        --      --         --      --       11,737     6.8
 Selling and marketing..      3,770     3.9      8,213     6.2      10,198     5.9
 General and
  administrative:
 General and administra-
  tive..................     11,406    11.8     13,702    10.4      19,385    11.3
 Amortization of
  noncompete agreements
  and goodwill..........      5,680     5.9      6,392     4.8       6,927     4.0
 Impairment of intangi-
  ble assets............        --      --         --      --        4,707     2.7
 Stock-based employee
  compensation..........        841      .9      3,570     2.7         449      .3
 Depreciation...........      5,687     5.9      5,121     3.9       6,884     4.0
                          ---------  ------   --------   -----  ----------  ------
  Total operating
   expenses.............     41,662    43.2     57,204    43.3     188,357   109.6
                          ---------  ------   --------   -----  ----------  ------
Operating income
 (loss).................     (7,020)   (7.2)       848      .6    (106,535)  (62.0)
                          ---------  ------   --------   -----  ----------  ------
 Other income (expense):
 Interest expense.......     (9,070)   (9.4)    (4,168)   (3.1)     (5,324)   (3.1)
 Interest income........        663      .7        844      .6       1,294      .7
 Other..................        --      --         --      --          349      .2
                          ---------  ------   --------   -----  ----------  ------
  Total other...........     (8,407)   (8.7)    (3,324)   (2.5)     (3,681)   (2.2)
                          ---------  ------   --------   -----  ----------  ------
Loss before income
 taxes, extraordinary
 item and discontinued
 operations.............    (15,427)  (15.9)    (2,476)   (1.9)   (110,216)  (64.2)
 Income tax provision...        --      --         --      --          --      --
                          ---------  ------   --------   -----  ----------  ------
Loss before
 extraordinary item and
 discontinued
 operations.............    (15,427)  (15.9)    (2,476)   (1.9)   (110,216)  (64.2)
 Extraordinary loss from
  early extinguishment
  of debt...............        --      --      (1,260)    (.9)       (577)    (.3)
                          ---------  ------   --------   -----  ----------  ------
Loss from continuing
 operations.............    (15,427)  (15.9)    (3,736)   (2.8)   (110,793)  (64.5)
                          ---------  ------   --------   -----  ----------  ------
Discontinued operations:
 Loss from operations...     (3,093)   (3.2)       --      --          --      --
 Gain (loss) from
  disposition...........       (660)    (.7)       --      --        7,922     4.6
                          ---------  ------   --------   -----  ----------  ------
 Total gain (loss) from
  discontinued
  operations............     (3,753)   (3.9)       --      --        7,922     4.6
                          ---------  ------   --------   -----  ----------  ------
Net loss................  $(19,180)  (19.8)%  $ (3,736)  (2.8)% $(102,871)  (59.9)%
                          =========  ======   ========   =====  ==========  ======

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

  The Company's net cash flows used in investing activities totaled $117.4 million in 1997, compared to $14.7 million in 1996, an increase in $102.7 million. The increase between years relates primarily to the cash payments of $106.5 million for the SUMMITrak assets acquired in September 1997 and an increase of $6.6 million in capitalized software development costs between years, with these increases offset by proceeds of $8.6 million from the final disposition of Anasazi. The Company's net cash flow used in investing activities totaled $5.3 million in 1995. The increase of $9.4 million between 1995 and 1996 relates primarily to: (i) an increase of $3.0 million in 1996 for capital expenditures to support Company growth; (ii) acquisitions of businesses in 1996 of $4.9 million, which relates primarily to Bytel; and
(iii) $3.5 million in capitalized software development costs in 1996. These increases were offset by $2.0 million of cash received from Anasazi for a note receivable in January 1996.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CSG SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

Report of Independent Public Accountants..................................  25
Consolidated Balance Sheets as of December 31, 1996 and 1997..............  26
Consolidated Statements of Operations for the Years Ended December 31,
 1995, 1996 and 1997......................................................  27
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1995, 1996 and 1997.........................................  28
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1995, 1996 and 1997......................................................  29
Notes to Consolidated Financial Statements................................  30

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

                                          Arthur Andersen LLP

Omaha, Nebraska
January 26, 1998

                        CSG SYSTEMS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                            -------------------
                                                              1996      1997
                                                            --------  ---------
                          ASSETS
Current assets:
 Cash and cash equivalents................................  $  6,134  $  20,417
 Accounts receivable--
 Trade--
  Billed, net of allowance of $819 and $1,394.............    33,141     45,122
  Unbilled................................................     5,220      2,080
 Other....................................................     1,342      1,400
 Deferred income taxes....................................        45        443
 Other current assets.....................................     2,574      2,664
                                                            --------  ---------
 Total current assets.....................................    48,456     72,126
                                                            --------  ---------
Property and equipment, net...............................    13,093     17,157
Investment in discontinued operations.....................       732        --
Software, net.............................................    13,629      1,959
Noncompete agreements and goodwill, net...................    25,730     13,938
Client contracts and related intangibles, net.............     9,752     64,640
Deferred income taxes.....................................     1,356      6,909
Other assets..............................................     2,162      3,064
                                                            --------  ---------
 Total assets.............................................  $114,910  $ 179,793
                                                            ========  =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt.....................  $ 10,000  $   6,750
 Customer deposits........................................     6,450      7,002
 Trade accounts payable...................................    12,620     11,795
 Accrued liabilities......................................     8,627     11,023
 Deferred revenue.........................................     5,384     11,063
 Conversion incentive payments............................       --      17,768
 Accrued income taxes.....................................       945      3,207
                                                            --------  ---------
 Total current liabilities................................    44,026     68,608
                                                            --------  ---------
Non-current liabilities:
 Long-term debt, net of current maturities................    22,500    128,250
 Deferred revenue.........................................     6,420      7,789
 Conversion incentive payments............................       --       8,232
                                                            --------  ---------
 Total non-current liabilities............................    28,920    144,271
                                                            --------  ---------
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
 Preferred stock, par value $.01 per share; 10,000,000
  shares authorized; zero shares issued and outstanding...       --         --
 Common stock, par value $.01 per share; 100,000,000
  shares authorized; 2,890,522 and 5,996,563 shares
  reserved for common stock warrants, employee stock
  purchase plan and stock incentive plans; 25,488,876
  shares and 25,479,968 shares issued and outstanding.....       255        255
 Common stock warrants; zero and 1,500,000 warrants issued
  and outstanding.........................................       --      26,145
 Additional paid-in capital...............................   111,367    112,870
 Deferred employee compensation...........................    (1,207)      (636)
 Notes receivable from employee stockholders..............      (861)      (685)
 Cumulative translation adjustments.......................       573         (1)
 Accumulated deficit......................................   (68,163)  (171,034)
                                                            --------  ---------
 Total stockholders' equity (deficit).....................    41,964    (33,086)
                                                            --------  ---------
 Total liabilities and stockholders' equity...............  $114,910  $ 179,793
                                                            ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                              1995        1996        1997
                                            ---------  ----------  ----------
Revenues:
 Processing and related services........... $  96,343  $  113,422  $  131,399
 Software license and maintenance fees.....        57      14,736      26,880
 Professional services.....................         4       4,139      13,525
                                            ---------  ----------  ----------
   Total revenues..........................    96,404     132,297     171,804
                                            ---------  ----------  ----------
Expenses:
 Cost of revenues:
 Cost of processing and related services:
  Direct costs.............................    46,670      52,027      58,259
  Amortization of acquired software........    11,000      11,003      10,596
  Amortization of client contracts and
   related intangibles.....................     4,092       4,092       4,293
                                            ---------  ----------  ----------
   Total cost of processing and related
    services...............................    61,762      67,122      73,148
 Cost of software license and maintenance
  fees.....................................       --        5,040       9,787
 Cost of professional services.............       --        2,083       7,047
                                            ---------  ----------  ----------
   Total cost of revenues..................    61,762      74,245      89,982
                                            ---------  ----------  ----------
 Gross margin..............................    34,642      58,052      81,822
                                            ---------  ----------  ----------
 Operating expenses:
 Research and development:
  Research and development.................    14,278      20,206      22,586
  Charge for purchased research and
   development.............................       --          --      105,484
  Impairment of capitalized software
   development costs.......................       --          --       11,737
 Selling and marketing.....................     3,770       8,213      10,198
 General and administrative:
  General and administrative...............    11,406      13,702      19,385
  Amortization of noncompete agreements
   and goodwill............................     5,680       6,392       6,927
  Impairment of intangible assets..........       --          --        4,707
  Stock-based employee compensation........       841       3,570         449
 Depreciation..............................     5,687       5,121       6,884
                                            ---------  ----------  ----------
   Total operating expenses................    41,662      57,204     188,357
                                            ---------  ----------  ----------
Operating income (loss)....................    (7,020)        848    (106,535)
                                            ---------  ----------  ----------
 Other income (expense):
 Interest expense..........................    (9,070)     (4,168)     (5,324)
 Interest income...........................       663         844       1,294
 Other.....................................       --          --          349
                                            ---------  ----------  ----------
   Total other.............................    (8,407)     (3,324)     (3,681)
                                            ---------  ----------  ----------
Loss before income taxes, extraordinary
 item and discontinued operations..........   (15,427)     (2,476)   (110,216)
 Income tax provision......................       --          --          --
                                            ---------  ----------  ----------
Loss before extraordinary item and
 discontinued operations...................   (15,427)     (2,476)   (110,216)
 Extraordinary loss from early
  extinguishment of debt...................       --       (1,260)       (577)
                                            ---------  ----------  ----------
Loss from continuing operations............   (15,427)     (3,736)   (110,793)
                                            ---------  ----------  ----------
Discontinued operations:
 Loss from operations......................    (3,093)        --          --
 Gain (loss) from disposition..............      (660)        --        7,922
                                            ---------  ----------  ----------
   Total gain (loss) from discontinued
    operations.............................    (3,753)        --        7,922
                                            ---------  ----------  ----------
Net loss................................... $ (19,180) $   (3,736) $ (102,871)
                                            =========  ==========  ==========
Net loss per common share (basic and
 diluted):
 Loss attributable to common stockholders.. $   (5.51) $     (.14) $    (4.32)
 Extraordinary loss from early
  extinguishment of debt...................       --         (.06)       (.02)
 Gain (loss) from discontinued operations..     (1.09)        --          .31
                                            ---------  ----------  ----------
 Net loss attributable to common
  stockholders............................. $   (6.60) $     (.20) $    (4.03)
                                            =========  ==========  ==========
Weighted average common shares (basic and
 diluted).................................. 3,450,415  21,872,860  25,497,033
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

                        CSG SYSTEMS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         NOTES
                                                                       RECEIVABLE                              TOTAL
                                      COMMON  ADDITIONAL   DEFERRED       FROM     CUMULATIVE              STOCKHOLDERS'
                    PREFERRED COMMON  STOCK    PAID-IN     EMPLOYEE     EMPLOYEE   TRANSLATION ACCUMULATED    EQUITY
                      STOCK   STOCK  WARRANTS  CAPITAL   COMPENSATION STOCKHOLDERS ADJUSTMENTS   DEFICIT     (DEFICIT)
                    --------- ------ -------- ---------- ------------ ------------ ----------- ----------- -------------
Balance, December
 31, 1994.........    $--      $ 26  $   --    $    549     $  --        $ --         $--       $ (41,004)   $(40,429)
Issuance of
 1,655,500 shares
 of common stock
 under employee
 stock purchase
 plan (ranging
 from $.22 to
 $4.25 per
 share)...........     --        16      --       7,171     (5,809)       (976)        --             --          402
Amortization of
 deferred stock-
 based employee
 compensation
 expense..........     --       --       --         --         841         --          --             --          841
Accretion of
 redeemable
 convertible
 preferred stock..     --       --       --         --         --          --          --             (36)        (36)
Accrued dividends
 on redeemable
 convertible
 preferred stock..     --       --       --         --         --          --          --          (3,586)     (3,586)
Net loss..........     --       --       --         --         --          --          --         (19,180)    (19,180)
                      ----     ----  -------   --------     ------       -----        ----      ---------    --------
Balance, December
 31, 1995.........     --        42      --       7,720     (4,968)       (976)        --         (63,806)    (61,988)
Issuance of
 3,335,000 shares
 of common stock
 for cash pursuant
 to initial public
 offering, net of
 issuance costs
 ($13.43 per
 share)...........     --        33      --      44,761        --          --          --             --       44,794
Accrued dividends
 on redeemable
 convertible
 preferred stock..     --       --       --         --         --          --          --            (614)       (614)
Conversion of
 8,999,999 shares
 of redeemable
 convertible
 preferred stock
 into 17,999,998
 shares of common
 stock............     --       180      --      58,929        --          --          --             --       59,109
Amortization of
 deferred stock-
 based employee
 compensation
 expense..........     --       --       --         --       3,570         --          --             --        3,570
Purchase and
 cancellation of
 105,600 shares of
 common stock
 (ranging from
 $.22 per share to
 $.45 per share)..     --       --       --        (221)       191           5         --             --          (25)
Issuance of 5,925
 shares of common
 stock as
 compensation ($15
 per share).......     --       --       --          89        --          --          --             --           89
Exercise of stock
 options for 4,800
 shares of common
 stock (ranging
 from $1.25 per
 share to $3.25
 per share).......     --       --       --           6        --          --          --             --            6
Purchase of 5,753
 shares of common
 stock pursuant to
 employee stock
 purchase plan
 (ranging from
 $13.07 per share
 to $17.21 per
 share)...........     --       --       --          83        --          --          --             --           83
Accretion of
 redeemable
 convertible
 preferred stock..     --       --       --         --         --          --          --              (7)         (7)
Payment of note
 receivable from
 employee
 stockholder......     --       --       --         --         --          110         --             --          110
Translation
 adjustments......     --       --       --         --         --          --          573            --          573
Net loss..........     --       --       --         --         --          --          --          (3,736)     (3,736)
                      ----     ----  -------   --------     ------       -----        ----      ---------    --------
Balance, December
 31, 1996.........     --       255      --     111,367     (1,207)       (861)        573        (68,163)     41,964
Issuance of 1,683
 shares of common
 stock for
 purchase of
 assets ($44.56
 per share).......     --       --       --          75        --          --          --             --           75
Issuance of
 1,500,000 common
 stock warrants,
 granted as part
 of the SUMMITrak
 asset acquisition
 (exercise price
 of $24 per
 share)...........     --       --    26,145        --         --          --          --             --       26,145
Amortization of
 deferred stock-
 based employee
 compensation
 expense..........     --       --       --         --         449         --          --             --          449
Purchase and
 cancellation of
 104,550 shares of
 common stock
 (ranging from
 $.22 per share to
 $4.25 per
 share)...........     --       --       --        (344)       122         176         --             --          (46)
Exercise of stock
 options for
 74,300 shares of
 common stock
 (ranging from
 $1.25 per share
 to $29.75 per
 share)...........     --       --       --       1,018        --          --          --             --        1,018
Purchase of 19,659
 shares of common
 stock pursuant to
 employee stock
 purchase plan
 (ranging from
 $14.34 per share
 to $34.00 per
 share)...........     --       --       --         439        --          --          --             --          439
Translation
 adjustments......     --       --       --         --         --          --         (574)           --         (574)
Tax benefit of
 stock options
 exercised........     --       --       --         315        --          --          --             --          315
Net loss..........     --       --       --         --         --          --          --        (102,871)   (102,871)
                      ----     ----  -------   --------     ------       -----        ----      ---------    --------
Balance, December
 31, 1997.........    $--      $255  $26,145   $112,870     $ (636)      $(685)       $ (1)     $(171,034)   $(33,086)
                      ====     ====  =======   ========     ======       =====        ====      =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1995      1996      1997
                                                  --------  --------  ---------
Cash flows from operating activities:
 Net loss.......................................  $(19,180) $ (3,736) $(102,871)
 Adjustments to reconcile net loss to net cash
  provided by operating activities--
 Depreciation...................................     5,687     5,121      6,884
 Amortization...................................    21,686    22,180     23,035
 Deferred income taxes..........................      (296)   (1,455)    (5,891)
 Charge for purchased research and development..       --        --     105,484
 Impairment of capitalized software development
  costs.........................................       --        --      11,737
 Impairment of intangible assets................       --        --       4,707
 Stock-based employee compensation..............       841     3,570        449
 Extraordinary loss from early extinguishment of
  debt..........................................       --      1,260        577
 Loss (gain) from discontinued operations.......     3,753       --      (7,922)
 Changes in operating assets and liabilities:
  Trade accounts and other receivables, net.....    (3,108)  (12,090)    (9,511)
  Other current and noncurrent assets...........       179    (2,914)        11
  Trade accounts payable and other liabilities..     2,215    17,194      4,723
                                                  --------  --------  ---------
   Net cash provided by operating activities....    11,777    29,130     31,412
                                                  --------  --------  ---------
Cash flows from investing activities:
 Purchases of property and equipment, net.......    (5,202)   (8,181)    (9,389)
 Acquisition of TCI related assets..............       --        --    (106,500)
 Acquisition of businesses, net of cash
  acquired......................................       --     (4,918)       --
 Additions to software..........................       --     (3,553)   (10,185)
 Proceeds from disposition of discontinued
  operations....................................       (92)    2,000      8,654
                                                  --------  --------  ---------
   Net cash used in investing activities........    (5,294)  (14,652)  (117,420)
                                                  --------  --------  ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock.........       402    44,883      1,457
 Payment of note receivable from employee
  stockholder...................................       --        110        --
 Purchase and cancellation of common stock......       --        (25)       (46)
 Payment of dividends for redeemable convertible
  preferred stock...............................       --     (4,497)       --
 Proceeds from long-term debt...................       --        --     150,000
 Payments on long-term debt.....................    (9,932)  (52,568)   (47,500)
 Payment of deferred financing costs............       --        --      (3,181)
                                                  --------  --------  ---------
   Net cash provided by (used in) financing
  activities....................................    (9,530)  (12,097)   100,730
                                                  --------  --------  ---------
Effect of exchange rate fluctuations on cash....       --        150       (439)
                                                  --------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents....................................    (3,047)    2,531     14,283
Cash and cash equivalents, beginning of period..     6,650     3,603      6,134
                                                  --------  --------  ---------
Cash and cash equivalents, end of period........  $  3,603  $  6,134  $  20,417
                                                  ========  ========  =========
Supplemental disclosures of cash flow
 information:
 Cash paid (received) during the period for--
 Interest.......................................  $  8,463  $  4,000  $   4,767
 Income taxes...................................  $  1,176  $   (655) $   3,357

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

                        CSG SYSTEMS INTERNATIONAL, INC.

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

                        CSG SYSTEMS INTERNATIONAL, INC.

  Property and equipment at December 31 consists of the following (in thousands):

                                                               1996      1997
                                                             --------  --------
   Computer equipment....................................... $ 15,546  $ 21,734
   Leasehold improvements...................................    1,205     2,347
   Operating equipment......................................    4,156     5,205
   Furniture and equipment..................................    1,971     3,834
   Construction in process..................................      857       358
   Other....................................................       22        22
                                                             --------  --------
                                                               23,757    33,500
   Less--accumulated depreciation...........................  (10,664)  (16,343)
                                                             --------  --------
     Property and equipment, net............................ $ 13,093  $ 17,157
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

 Software

  Software at December 31 consists of the following (in thousands):

                                                               1996      1997
                                                             --------  --------
   Acquired software........................................ $ 33,422  $ 33,516
   Internally developed software............................    3,131     2,547
                                                             --------  --------
                                                               36,553    36,063
   Less--accumulated amortization...........................  (22,924)  (34,104)
                                                             --------  --------
     Software, net.......................................... $ 13,629  $  1,959
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

                        CSG SYSTEMS INTERNATIONAL, INC.

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

 Noncompete Agreements and Goodwill

  Noncompete agreements and goodwill as of December 31 are as follows (in thousands):

                                                               1996      1997
                                                             --------  --------
   Noncompete agreements.................................... $ 26,812  $ 25,340
   Goodwill.................................................   11,490     8,088
                                                             --------  --------
                                                               38,302    33,428
   Less--accumulated amortization...........................  (12,572)  (19,490)
                                                             --------  --------
     Noncompete agreements and goodwill, net................ $ 25,730  $ 13,938
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

                        CSG SYSTEMS INTERNATIONAL, INC.

  A reconciliation of the net loss attributable to common stockholders in total dollars (in thousands) and on a per share basis is as follows:

                                               YEAR ENDED DECEMBER 31
                                           ---------------------------------
                                             1995        1996        1997
                                           ---------  ----------  ----------
   Loss before extraordinary item and
    discontinued operations............... $ (15,427) $   (2,476) $ (110,216)
   Preferred stock dividends..............    (3,586)       (614)        --
                                           ---------  ----------  ----------
   Loss attributable to common
    stockholders..........................   (19,013)     (3,090)   (110,216)
   Extraordinary item.....................       --       (1,260)       (577)
   Gain (loss) from discontinued
    operations............................    (3,753)        --        7,922
                                           ---------  ----------  ----------
     Net loss attributable to common
      stockholders........................ $ (22,766) $   (4,350) $ (102,871)
                                           =========  ==========  ==========
   Loss before extraordinary item and
    discontinued operations............... $   (4.47) $     (.11) $    (4.32)
   Preferred stock dividends..............     (1.04)       (.03)        --
                                           ---------  ----------  ----------
   Loss attributable to common
    stockholders..........................     (5.51)       (.14)      (4.32)
   Extraordinary item.....................       --         (.06)       (.02)
   Gain (loss) from discontinued
    operations............................     (1.09)        --          .31
                                           ---------  ----------  ----------
     Net loss attributable to common
      stockholders........................ $   (6.60) $     (.20) $    (4.03)
                                           =========  ==========  ==========
   Weighted average common shares......... 3,450,415  21,872,860  25,497,033
                                           =========  ==========  ==========

  The following weighted average dilutive potential common shares are excluded from the diluted EPS calculation as their effect was antidilutive.

                                                      YEAR ENDED DECEMBER 31
                                                   ----------------------------
                                                      1995      1996     1997
                                                   ---------- --------- -------
   Redeemable convertible preferred stock......... 17,999,998 3,115,384     --
   Common stock options...........................     82,465   305,818 571,967
   Common stock warrants..........................        --        --  152,718
                                                   ---------- --------- -------
     Total dilutive potential common shares....... 18,082,463 3,421,202 724,685
                                                   ========== ========= =======

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

                                                     YEAR ENDED DECEMBER 31
                                                     ------------------------
                                                        1995         1996
                                                     -----------  -----------
   Previously reported weighted average common
    shares..........................................  22,494,748   24,988,244
   Restated weighted average common shares..........   3,450,415   21,872,860
   Previously reported net loss per share
    attributable to common stockholders............. $      (.86) $      (.15)
   Restated net loss per share attributable to
    common stockholders............................. $     (6.60) $      (.20)

                        CSG SYSTEMS INTERNATIONAL, INC.

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

                        CSG SYSTEMS INTERNATIONAL, INC.

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

   Cash paid at closing............................................... $106,000
   Transaction-related costs..........................................      500
   Common Stock warrants granted......................................   26,145
   Conversion incentive payments......................................   26,000
                                                                       --------
     Total purchase price............................................. $158,645
                                                                       ========

  The conversion incentive payments represent payments to TCI to i) incent TCI to timely convert its customers to the Company's system, and ii) reimburse TCI for the cost of converting to the Company's system. TCI will receive a monthly payment of $0.15 per customer for the first 24 months after the customer is converted to the Company's system (total of $3.60 per customer), up to a total of $14.0 million. A total of 3.89 million TCI customers converted to the Company's systems equates to the $14.0 million. TCI will be paid an additional $12.0 million when the Company processes a total of 13.0 million TCI customers on its system. Based on the conversions scheduled as of December 31, 1997, the Company expects to pay TCI $17.8 million and $8.2 million in 1998 and 1999, respectively.

  The Company granted 1.5 million warrants to TCI as part of the overall purchase price. The warrants have a five-year life with a $24 per share exercise price. The fair value of the warrants included in the purchase price

                        CSG SYSTEMS INTERNATIONAL, INC.

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

  The Company engaged an independent party to assist in the allocation of the purchase price to the assets acquired. The Company allocated the purchase price as follows (in thousands):

     Purchased research and development............................... $105,000
     15-Year Contract.................................................   51,575
     Other assets.....................................................    2,070
                                                                       --------
       Total allocated purchase price................................. $158,645
                                                                       ========

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

                        CSG SYSTEMS INTERNATIONAL, INC.

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

6. DEBT

  The Acquisition discussed in Note 3 was partially funded with debt placed through a $100.0 million debt agreement with a bank (the "1994 Debt"). The 1994 Debt consisted of term loans of $95.0 million, and a revolving credit facility in the amount of $5.0 million. The Company made early payments on the 1994 Debt of $2.4 million and $2.0 million in 1995 and 1996, respectively. In conjunction with the IPO, the Company refinanced its 1994 Debt with its bank in April 1996. The Company repaid approximately $40.6 million of the outstanding 1994 Debt, principally with IPO proceeds. The remaining balance of the 1994 Debt was refinanced with a single $40.0 million term note with the bank (the "1996 Debt"). In conjunction with this refinancing, the Company recorded an extraordinary loss of $1.3 million for the write-off of deferred financing costs. The Company did not recognize any income tax benefit related to the extraordinary loss. Under the 1996 Debt agreement, the Company retained its $5.0 million revolving credit facility. The Company paid an annual commitment fee of .375 percent on its unused portion of the revolving credit facility. Interest rates for the 1994 and 1996 Debt were based on an adjusted LIBOR rate or the bank's prime rate and were chosen at the option of the Company.

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

  Interest rates for the 1997 Debt, including the term and revolving credit facilities, are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. For the period from September 1997 through December 31, 1997, the spread on the LIBOR rate and prime rate was 1.75 percent and 0.5 percent, respectively. Based on the Company's leverage ratio as of December 31, 1997, the spread on the LIBOR rate and prime rate was reduced to 1.0 percent and 0 percent, respectively, effective January 1, 1998. As required by the 1997 Debt agreement, the Company entered into an interest rate collar agreement in December 1997 to manage its risk from the variable rate features of the 1997 Debt agreement (Note 2).

                        CSG SYSTEMS INTERNATIONAL, INC.

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

  Long-term debt as of December 31 consists of the following (in thousands):

                                                            1996      1997
                                                          --------  --------
   Term Credit Facility, due September 2002, quarterly
    payments beginning June 30, 1998, ranging from $2.3
    million to $18.0 million, interest at adjusted LIBOR
    plus 1.75 percent (7.4375 percent at December 31,
    1997)................................................ $    --   $135,000
   1996 Debt, due December 2000, quarterly principal
    payments ranging from $1.6 million to $2.5 million,
    interest at adjusted LIBOR plus 1.0 percent (6.375
    percent at December 31, 1996)........................   32,500       --
   Revolving credit facilities, due September 2002,
    interest at adjusted LIBOR plus 1.75 percent (7.4375
    percent at December 31, 1997)........................      --        --
                                                          --------  --------
                                                            32,500   135,000
   Less-current portion..................................  (10,000)   (6,750)
                                                          --------  --------
   Long-term debt, net of current maturities............. $ 22,500  $128,250
                                                          ========  ========

  There were no borrowings made on the revolving credit facilities during the years ended December 31, 1995, 1996 and 1997. Under the 1997 Debt agreement, the Company pays an annual commitment fee on the unused portion of the revolving credit facility, based upon the Company's leverage ratio. For the period from September 1997 through December 31, 1997, the fee was .375 percent. The Company's ability to borrow under the current revolving credit facility is subject to maintenance of certain levels of eligible receivables. At December 31, 1997, $30.6 million of the $40.0 million revolving credit facility was available to the Company based on the level of eligible receivables.

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

                        CSG SYSTEMS INTERNATIONAL, INC.

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

  Income tax provision (benefit) consists of the following (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1995     1996      1997
                                                     -------  -------  --------
   Current:
     Federal........................................ $   249  $ 1,225  $  4,466
     State..........................................      47      230       615
     Foreign........................................     --       --        810
                                                     -------  -------  --------
                                                         296    1,455     5,891
                                                     -------  -------  --------
   Deferred:
     Federal........................................  (6,329)  (2,305)  (38,298)
     State..........................................  (1,188)    (433)   (5,276)
     Foreign........................................     --       503       393
                                                     -------  -------  --------
                                                      (7,517)  (2,235)  (43,181)
                                                     -------  -------  --------
   Change in valuation allowance....................   7,221      780    37,290
                                                     -------  -------  --------
   Net income tax provision (benefit)............... $   --   $   --   $    --
                                                     =======  =======  ========

  The difference between the income tax benefit computed at the statutory federal income tax rate and the financial statement provision (benefit) for income taxes is summarized as follows (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                   1995     1996      1997
                                                  -------  -------  --------
   Benefit at federal rate of 34 percent in 1995
    and 1996, and 35 percent in 1997............. $(6,521) $(1,270) $(36,005)
   Change in valuation allowance.................   6,656    1,283    37,290
   Effective state income taxes..................    (694)    (134)   (3,030)
   Basis differences from acquisition............     --    (1,346)      --
   Amortization of nondeductible goodwill........     227      231     1,582
   Stock-based employee compensation.............     286    1,214       157
   Other.........................................      46       22         6
                                                  -------  -------  --------
                                                  $   --   $   --   $    --
                                                  =======  =======  ========

                        CSG SYSTEMS INTERNATIONAL, INC.

  The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these differences at December 31 are as follows (in thousands):

                                                               1996      1997
                                                             --------  --------
   Current deferred tax assets (liabilities):
     Accrued expenses and reserves.......................... $    744  $  1,325
     Deferred revenue.......................................      --      3,033
                                                             --------  --------
                                                                  744     4,358
     Valuation allowance....................................     (699)   (3,915)
                                                             --------  --------
                                                             $     45  $    443
                                                             ========  ========
   Noncurrent deferred tax assets (liabilities):
     Purchased research and development..................... $ 13,040  $ 51,224
     Software...............................................    4,743     8,345
     Investment in discontinued operations..................    2,053       --
     Client contracts and related intangibles...............    1,766     1,508
     Noncompete agreements..................................    2,467     3,965
     Property and equipment.................................     (262)      443
     Other..................................................      883    (1,168)
                                                             --------  --------
                                                               24,690    64,317
     Valuation allowance....................................  (23,334)  (57,408)
                                                             --------  --------
                                                             $  1,356  $  6,909
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

                        CSG SYSTEMS INTERNATIONAL, INC.

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

                        CSG SYSTEMS INTERNATIONAL, INC.

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

  In October 1996, a former senior vice president of CSG Systems filed a lawsuit against the Company and certain of its officers in the District Court of Arapahoe County, Colorado. The suit claims that certain amendments to stock agreements between the plaintiff and the Company are unenforceable, and that the plaintiff's rights were otherwise violated in connection with those amendments. The plaintiff is seeking damages of approximately $2.0 million, and in addition, seeks to have such damages trebled under certain Colorado statutes that the plaintiff claims are applicable. The Company denies the allegations and intends to vigorously defend the lawsuit at all stages. The trial is currently scheduled to commence in July 1998.

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

10. DISCONTINUED OPERATIONS

  Contemporaneously with the Acquisition, the Company purchased all of the outstanding shares of Anasazi on November 30, 1994, for $6 million in cash. Anasazi provides central reservation systems and services for the hospitality and travel industry. On August 31, 1995, the Company completed a tax-free reorganization of Anasazi. Stockholders of the Company purchased a controlling interest in Anasazi as part of the reorganization. As part of the reorganization, the Company received $2.0 million cash, surrendered all of its ownership rights in Anasazi's Common Stock and forgave a portion of a note receivable from Anasazi. In return for suchconsideration, the Company received a $2.7 million note receivable and shares of convertible preferred stock representing less than a 20 percent ownership interest in Anasazi. In January 1996, the Company received a $2.0 million principal payment on this note, reducing the principal balance of the note to $0.7 million. In June 1996, the Company converted the remaining $0.7 million note balance into convertible preferred stock and stock warrants of Anasazi. In September 1997, the Company sold its remaining interest in Anasazi for $8.6 million cash.

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

                        CSG SYSTEMS INTERNATIONAL, INC.

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

  The following table represents the activity for Common Stock of the Company acquired under employee stock purchase agreements since inception (October 17, 1994) through December 31, 1997:

                                     STOCK
                                   PURCHASE  RESTRICTED
                                   AGREEMENT   STOCK    PERFORMANCE    TOTAL
                                    SHARES     SHARES   STOCK SHARES  SHARES
                                   --------- ---------- ------------ ---------
Shares outstanding, inception
 (October 17, 1994)...............       --       --           --          --
  Shares issued during the
   period......................... 1,150,000      --     1,437,500   2,587,500
                                   ---------  -------    ---------   ---------
Shares outstanding, December 31,
 1994............................. 1,150,000      --     1,437,500   2,587,500
  Shares issued during the year...       --   593,000    1,062,500   1,655,500
                                   ---------  -------    ---------   ---------
Shares outstanding, December 31,
 1995............................. 1,150,000  593,000    2,500,000   4,243,000
  Shares repurchased and canceled
   in 1996........................       --   (25,600)     (80,000)   (105,600)
                                   ---------  -------    ---------   ---------
Shares outstanding, December 31,
 1996............................. 1,150,000  567,400    2,420,000   4,137,400
  Shares repurchased and canceled
   in 1997........................       --   (44,400)     (60,150)   (104,550)
                                   ---------  -------    ---------   ---------
Shares outstanding, December 31,
 1997............................. 1,150,000  523,000    2,359,850   4,032,850
                                   =========  =======    =========   =========
  Shares subject to repurchase,
   December 31, 1997..............       --   165,640      369,360     535,000
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

                        CSG SYSTEMS INTERNATIONAL, INC.

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

                        CSG SYSTEMS INTERNATIONAL, INC.

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

  A summary of the stock options issued under the 1996 Plan, the Director Plan, and 1995 Plan and changes during the years ending December 31 are as follows:

                                                 YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------------------
                                  1995                    1996                      1997
                         ---------------------- ------------------------- -------------------------
                                    WEIGHTED                  WEIGHTED                  WEIGHTED
                                    AVERAGE                   AVERAGE                   AVERAGE
                         SHARES  EXERCISE PRICE  SHARES    EXERCISE PRICE  SHARES    EXERCISE PRICE
                         ------- -------------- ---------  -------------- ---------  --------------
Outstanding, beginning
 of year................     --      $ --         251,750      $ 1.35     1,434,730      $18.62
  Granted............... 251,750      1.35      1,223,380       21.78     1,111,700       23.21
  Exercised.............     --        --          (4,800)       1.33       (74,300)      13.59
  Forfeited.............     --        --         (35,600)       7.36      (396,020)      20.70
                         -------     -----      ---------      ------     ---------      ------
Outstanding, end of
 year................... 251,750     $1.35      1,434,730      $18.62     2,076,110      $20.86
                         =======     =====      =========      ======     =========      ======
Options exercisable at
 year-end...............     --                    42,150                   265,076
                         =======                =========                 =========
Weighted average fair
 value of options
 granted during the
 year................... $   .30                $    9.77                 $    9.20
                         =======                =========                 =========
Options available for
 grant..................   5,250                1,211,545                 2,195,865
                         =======                =========                 =========

  The following table summarizes information about the Company's stock options as of December 31, 1997:

                                          OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                              ------------------------------------------- --------------------------
                                              WEIGHTED
                                              AVERAGE         WEIGHTED                   WEIGHTED
      RANGE OF                  NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
     EXERCISE PRICES          OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
     ---------------          ----------- ---------------- -------------- ----------- --------------
     $1.25--$ 3.75...........    170,400        7.65           $ 1.37        58,350       $ 1.40
     $15.00--$22.125.........  1,254,450        8.83            18.17       111,500        17.33
     $23.50--$29.875.........    514,760        8.81            29.17        95,226        29.27
     $33.56--$46.75..........    136,500        9.82            38.62           --           --
                               ---------        ----           ------       -------       ------
     $1.25--$46.75...........  2,076,110        8.79           $20.86       265,076       $18.11
                               =========        ====           ======       =======       ======

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

                        CSG SYSTEMS INTERNATIONAL, INC.

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

  Had compensation expense for the Company's four stock-based compensation plans been based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per share attributable to common stockholders for 1995, 1996 and 1997 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1995     1996      1997
                                                 --------  -------  ---------
   Net loss:
     As reported................................ $(22,766) $(4,350) $(102,871)
     Pro forma..................................  (22,770)  (5,263)  (104,776)
   Net loss per common share (basic and
    diluted):
     As reported................................    (6.60)    (.20)     (4.03)
     Pro forma..................................    (6.60)    (.24)     (4.11)

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1995, 1996 and 1997, respectively: risk-free interest rates of 6.3 percent, 6.1 percent and 6.3 percent; dividend yield of zero percent for all years; expected lives of 4.0, 5.0, and 3.9 years; and volatility of zero percent, 40.0 percent, and 40.0 percent. Consistent with SFAS 123, the Company assumed zero volatility for all options granted prior to the date the Company qualified as a public entity.

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 applies only to 1995, 1996 and 1997, and additional awards in future years are anticipated.

                        CSG SYSTEMS INTERNATIONAL, INC.

13. UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                   QUARTER ENDED
                                     -------------------------------------------
                                     MARCH 31  JUNE 30  SEPTEMBER 30 DECEMBER 31
                                     --------  -------  ------------ -----------
1996:
  Total revenues.................... $26,757   $30,431    $35,320     $  39,789
  Gross margin......................  10,153    12,288     15,722        19,889
  Operating income (loss)(1)(2).....  (4,992)      (82)     1,541         4,381
  Income (loss) attributable to
   common stockholders..............  (7,117)     (696)       948         3,775
  Extraordinary item(1).............  (1,260)      --         --            --
  Net income (loss) attributable to
   common stockholders..............  (8,377)     (696)       948         3,775
  Net income (loss) per share (basic
   and diluted):
    Income (loss) attributable to
     common stockholders............    (.65)     (.03)       .04           .15
    Extraordinary item..............    (.11)      --         --            --
    Net income (loss) attributable
     to common stockholders.........    (.76)     (.03)       .04           .15

1997:
  Total revenues.................... $38,582   $41,030    $43,278     $  48,914
  Gross margin......................  16,094    18,862     21,235        25,631
  Operating income (loss)(4)........   1,327     2,117      3,740      (113,719)
  Income (loss) attributable to
   common stockholders..............   1,164     1,731      3,113      (116,224)
  Extraordinary item(3).............     --        --        (577)          --
  Discontinued operations(3)........     --        --       7,922           --
  Net income (loss) attributable to
   common stockholders..............   1,164     1,731     10,458      (116,224)
  Net income (loss) per share (basic
   and diluted):
    Income (loss) attributable to
     common stockholders............     .05       .07        .12         (4.56)
    Extraordinary item..............     --        --        (.02)          --
    Discontinued operations.........     --        --         .30           --
    Net income (loss) attributable
     to common stockholders.........     .05       .07        .40         (4.56)

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements, Financial Statement Schedules, and Exhibits:

        (1) Financial Statements

        The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 24.

        (2) Financial Statement Schedules:

        Index to Consolidated Financial Statement Schedules:

                                                                            PAGE
                                                                            ----
       Report of Independent Public Accountants............................  53
       Schedule II--Valuation and Qualifying Accounts .....................  54

       (3) Exhibits

           Exhibits are listed in the Exhibit Index on page 55.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CSG Systems International, Inc.

                                        By: /s/ Randy R. Wiese
                                           -------------------
                                           Randy R. Wiese
                                           Controller and Principal
                                           Accounting Officer

                                        Date: April 9, 1998

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

                                          Arthur Andersen LLP

Omaha, Nebraska
January 26, 1998

                        CSG SYSTEMS INTERNATIONAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                           --------------------
                                                           1995   1996    1997
                                                           -----  -----  ------
                                                             (IN THOUSANDS)
Balance, beginning of period.............................. $ 457  $ 521  $  819
Acquisition of businesses.................................   --     101     --
Additions charged to expense..............................   310    319     875
Reductions................................................  (246)  (122)   (300)
                                                           -----  -----  ------
Balance, end of period.................................... $ 521  $ 819  $1,394
                                                           =====  =====  ======

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
 2.01(1)  Agreement of Merger among CSG Holdings, Inc., CSG Acquisition
           Corporation, Cable Services Group, Inc. and First Data Resources
           Inc., dated October 26, 1994
          (2.02 intentionally omitted)
 2.03(1)  Amendment Agreement between First Data Corporation, First Data
           Resources Inc., CSG Holdings, Inc., CSG Systems, Inc. and Anasazi
           Inc., dated April 27, 1995
          (2.04-2.06 intentionally omitted)
 2.07(1)  Founder Stock Purchase Agreement between CSG Holdings, Inc. and Neal
           C. Hansen, dated November 30, 1994
 2.08(1)  Founder Stock Purchase Agreement between CSG Holdings, Inc. and
           George Haddix, dated November 30, 1994
 2.09(1)  Founder Performance Stock Purchase Agreement between CSG Holdings,
           Inc. and Neal C. Hansen, dated November 30, 1994, and first and second amendments thereto
 2.10(1)  Founder Performance Stock Purchase Agreement between CSG Holdings,
           Inc. and George Haddix, dated November 30, 1994, and first and second amendments thereto
 2.11(1)  Series A Preferred Stock Purchase Agreement among CSG Holdings, Inc.
           and the purchasers listed on the Schedule of Purchasers attached thereto, dated November 30, 1994
 2.12(1)  Stockholders Agreement among CSG Holdings, Inc. and each of the investors listed on the Schedule of Investors attached thereto, dated November 30, 1994
          (2.13-2.15 intentionally omitted)
 2.16(2)  Share Purchase Agreement among Cray Systems Ltd., Digital Equipment
           Company Ltd. and CSG Systems International, Inc. dated June 28, 1996
 2.17(2)  Administration and Development Services Agreement between Cray
           Systems Ltd. and Bytel Limited dated June 28, 1996
          (2.18 intentionally omitted)
 2.19(5)* Restated and Amended CSG Master Subscriber Management System
           Agreement between CSG Systems, Inc. and TCI Cable Management
           Corporation dated August 10, 1997
 2.20(5)  Asset Purchase Agreement between CSG Systems International, Inc. and
           TCI SUMMITrak of Texas, Inc., TCI SUMMITrak, L.L.C., and TCI
           Technology Ventures, Inc., dated August 10, 1997
 2.21(5)  Contingent Warrant to Purchase Common Stock between CSG Systems
           International, Inc. and TCI Technology Ventures, Inc., dated
           September 19, 1997
 2.22(5)  Royalty Warrant to Purchase Common Stock between CSG Systems
           International, Inc. and TCI Technology Ventures, Inc., dated
           September 19, 1997
 2.23(5)  Registration Rights Agreement between CSG Systems International, Inc.
           and TCI Technology Ventures, Inc., dated September 19, 1997
 2.24(5)  Loan Agreement among CSG Systems, Inc. and CSG Systems International,
           Inc. as co-borrowers, and certain lenders and Banque Paribas, as
           Agent, dated September 18, 1997
 2.25(6)  First Amendment to Loan Agreement among CSG Systems, Inc. and CSG
           Systems International, Inc. as co-borrowers, and certain lenders and
           Banque Paribas, as Agent, dated November 21, 1997
 3.01(1)  Restated Certificate of Incorporation of the Company

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  3.02(4)  Restated Bylaws of CSG Systems International, Inc.
  3.03(4)  Certificate of Amendment of Restated Certificate of Incorporation of
            CSG Systems International, Inc.
  4.01(1)  Form of Common Stock Certificate
 10.01(1)  CSG Systems International, Inc. 1995 Incentive Stock Plan
 10.02(1)  CSG Employee Stock Purchase Plan
 10.03(1)  CSG Systems International, Inc. 1996 Stock Incentive Plan
 10.04(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and George Haddix, dated August 17, 1995, and first amendment thereto
 10.05(1)  Employee Restricted Stock Purchase Agreement between CSG Systems
            International, Inc. and John P. Pogge, dated March 6, 1995
 10.06(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and John P. Pogge, dated March 6, 1995, and first and second amendments thereto
 10.07(1)  Employee Performance Stock Purchase Agreement between CSG Systems
            International, Inc. and John P. Pogge, dated May 16, 1995, and first and second amendments thereto
           (10.08-10.10 intentionally omitted)
 10.11(1)  Registration Rights Agreement among CSG Systems International, Inc.
            and the purchasers listed on the Schedule of Purchasers attached thereto, dated November 30, 1994
 10.12(6)  Separation Agreement and Releases with George F. Haddix
 10.13(6)  Independent Consulting Agreement with George F. Haddix, dated
            December 23, 1997
 10.14(1)  Employment Agreement with Neal C. Hansen
 10.15(6)  Indemnification Agreements between CSG Systems International, Inc.
            and certain directors
 10.16(1)  Indemnification Agreements between CSG Systems International, Inc.
            and its directors and certain officers
 10.17(1)  Lease, Assignment and Acceptance of Lease, Assignment and Assumption
            of Lease, and First Amendment to Lease respecting facility at 2525
            North 117th Avenue, Omaha, Nebraska
 10.18(1)  Lease, Assignment and Assumption of Leases, and Lease Amendment
            respecting facility at 14301 Chandler Road, Omaha, Nebraska
 10.19(1)  Lease and Sublease respecting facility at 4949 Pearl East Circle,
            Boulder, Colorado
           (10.20-10.36 intentionally omitted)
 10.37(1)* Printing and Mailing Services Agreement between CSG Systems, Inc.
            and PageMart, Inc., dated August 29, 1995
           (10.38 intentionally omitted)
 10.39     CSG Systems, Inc. Wealth Accumulation Plan, as amended November 14,
            1996 (previously filed as and incorporated by reference to Exhibit
            10.38 Registrant's Quarterly Report on Form 10-Q for the period to the ended September 30, 1996)
 10.40(3)* Amended and Restated Services Agreement between First Data
            Technologies, Inc. and CSG Systems, Inc., formerly known as Cable
            Services Group, Inc., dated December 31, 1996
 10.40A(3) Schedules 2.11, 2.14, 5.3 and 6.4 and Exhibit 9(a) to Schedule 5.6
            to Amended and Restated Services Agreement between First Data
            Technologies, Inc. and CSG Systems, Inc., formerly known as Cable
            Services Group, Inc., dated December 31, 1996

   EXHIBIT
    NUMBER                               DESCRIPTION
   -------                               -----------
 10.40B(P)(3) Schedules 1.21 and 1.47 and Exhibit A to Schedule 5.6 to Amended
               and Restated Services Agreement between First Data Technologies,
               Inc. and CSG Systems, Inc., formerly known as Cable Services
               Group, Inc., dated December 31, 1996
              (10.41-10.43 intentionally omitted)
 10.44(4)     CSG Systems International, Inc. Stock Option Plan for Non-
               Employee Directors
 21.01(6)     Subsidiaries of the Company
 23.01(6)     Consent of Arthur Andersen LLP
 27.01(6)     Financial Data Schedule (EDGAR Version Only)
 99.01(6)     Safe Harbor for Forward-Looking Statements Under the Private
               Securities Litigation Reform Act of 1995--Certain Cautionary
               Statements and Risk Factors

--------
(1) Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated July 9, 1996.
(3) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.
(4) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(5) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated October 6, 1997.
(6) Previously filed.
 * Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.