Form 10-Q
period 1998-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 1998-05-15
CIK 1005757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


     OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from __________ to __________



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


                             YES   X            NO  ______
                                 -----

Shares of common stock outstanding at May 7, 1998:   25,568,622

                        CSG SYSTEMS INTERNATIONAL, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998


                                     INDEX



                                                                        PAGE NO.
                                                                        --------



Part I  - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheets as of March 31, 1998
          and December 31, 1997........................................    3

          Condensed Consolidated Statements of Operations for the Three
          Months Ended March 31, 1998 and 1997.........................    4

          Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1998 and 1997.........................    5

          Notes to Condensed Consolidated Financial Statements.........    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    8


Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.............................   13

          Signatures...................................................   14

          Index to Exhibits............................................   15

                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                 March 31,      December 31,
                                                                                                   1998             1997
                                                                                               -------------    ------------
                                ASSETS                                                          (unaudited)
Current assets:
   Cash and cash equivalents..............................................................         $  16,068       $  20,417
   Accounts receivable-
      Trade-
          Billed, net of allowance of $1,435 and $1,394...................................            51,620          45,122
          Unbilled........................................................................             1,854           2,080
      Other...............................................................................             1,742           1,400
   Deferred income taxes..................................................................               706             443
   Other current assets...................................................................             2,736           2,664
                                                                                               -------------    ------------
      Total current assets................................................................            74,726          72,126
                                                                                               -------------    ------------
Property and equipment, net of depreciation of $18,059 and $16,343.......................             18,836          17,157
Software, net of amortization of $34,275 and $34,104.....................................              2,359           1,959
Noncompete agreements and goodwill, net of amortization of $20,847 and $19,490...........             11,652          13,938
Client contracts and related intangibles, net of amortization of $13,890 and $12,822.....             63,572          64,640
Deferred income taxes....................................................................             11,244           6,909
Other assets.............................................................................              2,836           3,064
                                                                                               -------------    ------------
       Total assets.......................................................................         $ 185,225       $ 179,793
                                                                                               =============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt...................................................         $   9,000       $   6,750
   Customer deposits......................................................................             7,132           7,002
   Trade accounts payable.................................................................            10,369          11,795
   Accrued liabilities....................................................................             9,938          11,023
   Deferred revenue.......................................................................             7,351          11,063
   Conversion incentive payments..........................................................            19,527          17,768
   Accrued income taxes...................................................................             6,522           3,207
                                                                                               -------------    ------------
      Total current liabilities...........................................................            69,839          68,608
                                                                                               -------------    ------------
Non-current liabilities:
   Long-term debt, net of current maturities..............................................           126,000         128,250
   Deferred revenue.......................................................................             7,677           7,789
   Conversion incentive payments..........................................................             6,460           8,232
                                                                                               -------------    ------------
      Total non-current liabilities.......................................................           140,137         144,271
                                                                                               -------------    ------------
Stockholders' deficit:
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
      zero shares issued and outstanding..................................................                 -               -
   Common stock, par value $.01 per share; 100,000,000 shares authorized;
      25,524,114 shares and 25,479,968 shares outstanding.................................               255             255
   Common stock warrants; 1,500,000 warrants issued and outstanding......................             26,145          26,145
   Additional paid-in capital.............................................................           114,516         112,870
   Deferred employee compensation.........................................................              (562)           (636)
   Notes receivable from employee stockholders............................................              (544)           (685)
   Cumulative translation adjustments.....................................................                79              (1)
   Treasury stock, at cost, 24,000 shares and zero shares.................................               (90)              -
   Accumulated deficit....................................................................          (164,550)       (171,034)
                                                                                               -------------    ------------
      Total stockholders' deficit.........................................................           (24,751)        (33,086)
                                                                                               -------------    ------------
      Total liabilities and stockholders' deficit.........................................         $ 185,225       $ 179,793
                                                                                               =============    ============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
              (in thousands, except share and per share amounts)

                                                                                      Three months ended
                                                                                -------------------------------
                                                                                  March 31,        March 31,
                                                                                     1998            1997
                                                                                ---------------  --------------
Total revenues...................................................                  $    49,308     $    38,582
Expenses:
     Cost of revenues:
        Direct costs..............................................                      22,082          18,581
        Amortization of acquired software.........................                           -           2,884
        Amortization of client contracts and related intangibles..                       1,068           1,023
                                                                                ---------------  --------------
              Total cost of revenues..............................                      23,150          22,488
                                                                                ---------------  --------------
     Gross margin.................................................                      26,158          16,094
                                                                                ---------------  --------------
     Operating expenses:
        Research and development..................................                       6,525           4,855
        Selling and marketing.....................................                       2,397           2,341
        General and administrative:
           General and administrative.............................                       5,602           4,129
           Amortization of noncompete agreements and goodwill.....                       1,341           1,731
           Stock-based employee compensation......................                          74             202
        Depreciation..............................................                       1,842           1,509
                                                                                ---------------  --------------
              Total operating expenses............................                      17,781          14,767
                                                                                ---------------  --------------
Operating income.................................................                        8,377           1,327
                                                                                ---------------  --------------
     Other income (expense):
        Interest expense..........................................                      (2,546)           (641)
        Interest income...........................................                         660             211
        Other.....................................................                          (7)            267
                                                                                ---------------  --------------
              Total other.........................................                      (1,893)           (163)
                                                                                ---------------  --------------
Income before income taxes.......................................                        6,484           1,164
     Income tax (provision) benefit...............................                           -               -
                                                                                ---------------  --------------
Net income.......................................................                      $ 6,484         $ 1,164
                                                                                ===============  ==============

Basic net income per common share:
     Net income available to common stockholders..................                 $      0.25     $      0.05
                                                                                ===============  ==============
    Weighted average common shares................................                  25,512,342      25,489,258
                                                                                ===============  ==============

Diluted net income per common share:
     Net income available to common stockholders..................                 $      0.25     $      0.05
                                                                                ===============  ==============
    Weighted average common shares................................                  26,368,285      25,750,510
                                                                                ===============  ==============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (in thousands)

                                                                                                       Three months ended
                                                                                                 -------------------------------
                                                                                                   March 31,       March 31,
                                                                                                     1998             1997
                                                                                                 --------------  ---------------
Cash flows from operating activities:
  Net income..................................................................................        $  6,484          $ 1,164
  Adjustments to reconcile net income to net cash provided by (used in) operating activities-
     Depreciation.............................................................................           1,842            1,509
     Amortization.............................................................................           2,846            5,758
     Deferred income taxes....................................................................          (3,313)            (895)
     Stock-based employee compensation........................................................              74              202
     Changes in operating assets and liabilities:
       Trade accounts and other receivables, net..............................................          (6,540)           3,279
       Other current and noncurrent assets....................................................             (94)            (653)
       Accounts payable and other liabilities.................................................          (2,947)          (2,314)
                                                                                                 --------------  ---------------
         Net cash provided by (used in) operating activities..................................          (1,648)           8,050
                                                                                                 --------------  ---------------

Cash flows from investing activities:
  Purchases of property and equipment, net....................................................          (3,494)          (2,540)
  Additions to software.......................................................................            (571)          (3,196)
                                                                                                 --------------  ---------------
         Net cash used in investing activities................................................          (4,065)          (5,736)
                                                                                                 --------------  ---------------

Cash flows from financing activities:
  Proceeds from issuance of common stock......................................................           1,260               87
  Purchase and cancellation of common stock...................................................               -               (6)
  Payments on long-term debt..................................................................               -           (2,500)
                                                                                                 --------------  ---------------
         Net cash provided by (used in) financing activities..................................           1,260           (2,419)
                                                                                                 --------------  ---------------

Effect of exchange rate fluctuations on cash..................................................             104             (237)
                                                                                                 --------------  ---------------

Net decrease in cash and cash equivalents.....................................................          (4,349)            (342)

Cash and cash equivalents, beginning of period................................................          20,417            6,134
                                                                                                 --------------  ---------------
Cash and cash equivalents, end of period......................................................        $ 16,068          $ 5,792
                                                                                                 ==============  ===============

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for-
    Interest..................................................................................        $  2,311          $   532
    Income taxes..............................................................................        $    (70)         $ 1,272

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   GENERAL

The condensed consolidated financial statements at March 31, 1998, and for the three months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results for the entire year ending December 31, 1998.


2.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is consistent with the calculation of basic net income per common share while giving effect to dilutive potential common shares outstanding during the period. For both periods presented, dilutive potential common shares consisted entirely of stock options.

For the quarter ended March 31, 1998, the weighted average dilutive potential common shares from Common Stock Warrants of 612,693 are excluded from the diluted net income per common share calculation as the events necessary to allow the exercise of the warrants had not been satisfied as of March 31, 1998.


3.   COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. Total comprehensive income, consisting of net income and foreign currency translation adjustments, for the quarters ended March 31, 1998 and 1997 was $6.6 million and $0.6 million, respectively.


4.   SECONDARY STOCK OFFERING

In April 1998, the Company completed a secondary public stock offering of approximately 3.5 million shares of Common Stock. The primary shareholders in the offering included Morgan Stanley affiliated entities and General Motors employee benefit plan trusts. The Company received none of the proceeds from the offering, nor incurred any expense.


5.   LEGAL PROCEEDINGS

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

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                                                                   Three months ended March 31,
                                                                        ---------------------------------------------------
                                                                                  1998                      1997
                                                                        ------------------------- -------------------------
                                                                                        % of                       % of
                                                                          Amount       Revenue       Amount      Revenue
                                                                        ------------ ------------ ------------- -----------
    Total revenues...................................................       $ 49,308       100.0%      $ 38,582      100.0%

    Expenses:
      Cost of revenues:
        Direct costs.................................................        22,082         44.8        18,581        48.2
        Amortization of acquired software............................             -            -         2,884         7.5
        Amortization of client contracts and related intangibles.....         1,068          2.1         1,023         2.7
                                                                        ------------ ------------ ------------- -----------
               Total cost of revenues................................        23,150         46.9        22,488        58.4
                                                                        ------------ ------------ ------------- -----------
      Gross margin...................................................        26,158         53.1        16,094        41.7
                                                                        ------------ ------------ ------------- -----------
      Operating expenses:
        Research and development.....................................         6,525         13.2         4,855        12.6
        Selling and marketing........................................         2,397          4.9         2,341         6.1
        General and administrative:
          General and administrative ................................         5,602         11.4         4,129        10.7
          Amortization of noncompete agreements and goodwill.........         1,341          2.7         1,731         4.5
          Stock-based employee compensation..........................            74          0.2           202         0.5
        Depreciation.................................................         1,842          3.7         1,509         3.9
                                                                        ------------ ------------ ------------- -----------
          Total operating expenses...................................        17,781         36.1        14,767        38.3
                                                                        ------------ ------------ ------------- -----------
    Operating income (loss)..........................................         8,377         17.0         1,327         3.4
                                                                        ------------ ------------ ------------- -----------
      Other income (expense):
        Interest expense.............................................        (2,546)        (5.2)         (641)       (1.7)
        Interest income..............................................           660          1.3           211         0.5
        Other........................................................            (7)           -           267         0.7
                                                                        ------------ ------------ ------------- -----------
          Total other................................................        (1,893)        (3.9)         (163)       (0.5)
                                                                        ------------ ------------ ------------- -----------
    Income before income taxes.......................................         6,484         13.1         1,164         2.9
      Income tax (provision) benefit.................................             -            -             -           -
                                                                        ------------ ------------ ------------- -----------
    Net income.......................................................       $ 6,484         13.1%      $ 1,164         2.9%
                                                                        ============ ============ ============= ===========

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Revenues. Total revenues for the three months ended March 31, 1998, increased 27.8% to $49.3 million, from $38.6 million for the three months ended March 31, 1997, due to increased revenues from the Company's processing and related services, and increased revenues from software and related product sales and professional consulting services.

Revenues from processing and related services for the three months ended March 31, 1998, increased 29.6% to $39.8 million, from $30.7 million for the three months ended March 31, 1997. This increase is due primarily to an increase in the number of customers of the Company's clients which were serviced by the Company and increased revenue per customer. Customers serviced as of March 31, 1998, and 1997, respectively, were 23.6 million and 19.6 million, an increase of 20.2%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's
systems, and internal customer growth experienced by existing clients.   From
January 1, 1998 through March 31, 1998, the Company converted and processed approximately 2.3 million additional customers on its systems. Revenue per customer increased due primarily to (i) the 15-year Tele-Communications, Inc.
(TCI) processing contract (the TCI Contract) executed in September 1997, (ii) increased usage of ancillary services by clients, and (iii) price increases included in client contracts.

Revenues from software and related product sales and professional consulting services for the three months ended March 31, 1998, increased 20.6% to $9.5 million, from $7.9 million for the three months ended March 31, 1997. This increase relates to the continued growth of the Company's software products and related product sales and professional consulting services.

Amortization of Acquired Software. Amortization of acquired software decreased to zero for the three months ended March 31, 1998, from $2.9 million for the three months ended March 31, 1997, due to acquired software from the Company's leveraged buy-out of CSG Systems, Inc. (the Acquisition) in November 1994 becoming fully amortized as of November 30, 1997.

Amortization of Client Contracts and Related Intangibles. Amortization of client contracts and related intangibles for the three months ended March 31, 1998, increased 4.4% to $1.1 million, from $1.0 million for the three months ended March 31, 1997. The increase in expense is due to $0.3 million of amortization of the value assigned to the TCI Contract, offset by a decrease of $0.2 million of amortization due to client conversion methodologies from the Acquisition becoming fully amortized as of November 30, 1997.

Gross Margin. Gross margin for the three months ended March 31, 1998, increased 62.5% to $26.2 million, from $16.1 million for the three months ended March 31, 1997, due primarily to revenue growth. The gross margin percentage increased to 53.1% for the three months ended March 31, 1998, compared to 41.7% for the three months ended March 31, 1997. The overall increase in the gross margin percentage is due primarily to the increase in revenues while the amount of amortization of acquired software and amortization of client contracts and related intangibles decreased, and to a lesser degree, the improvement in the gross margin percentage for processing and related services, due primarily to the increase in revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. Research and development (R&D) expense for the three months ended March 31, 1998, increased 34.4% to $6.5 million, from $4.9 million for the three months ended March 31, 1997. As a percentage of total revenues, R&D expense increased to 13.2% for the three months ended March 31, 1998, from 12.6% for the three months ended March 31, 1997.

During the three months ended March 31, 1997, the Company capitalized software development costs of approximately $3.1 million, which consisted of $2.8 million of internal development costs and $0.3 million of purchased software. The Company capitalized third party, contracted costs of approximately $0.6 million during the three months ended March 31, 1998, related primarily to enhancements to existing products. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for the three months ended March 31, 1998 and 1997, were $7.1 million, or 14.4% of total revenues, and $7.7 million, or 19.8% of total revenues, respectively. The overall decrease in the R&D expenditures between periods is due primarily to effective control of development costs, primarily the reduction of third-party, contracted programming services.

Selling and Marketing Expense. Selling and marketing (S&M) expense for the three months ended March 31, 1998, increased 2.4% to $2.4 million, from $2.3 million for the three months ended March 31, 1997. As a percentage of total revenues, S&M expense decreased to 4.9% for the three months ended March 31, 1998, from 6.1% for the three months ended March 31, 1997. The decrease in S&M expenses as a percentage of total revenues is due primarily to increased revenues, while controlling S&M costs.

General and Administrative Expense. General and administrative (G&A) expense for the three months ended March 31, 1998, increased 35.7% to $5.6 million, from $4.1 million for the three months ended March 31, 1997. As a percentage of total revenues, G&A expense increased to 11.4% for the three months ended March 31, 1998, from 10.7% for the three months ended March 31, 1997. The increase in G&A expense relates primarily to the continued expansion of the Company's administrative staff and other administrative costs to support the Company's overall growth.

Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill for the three months ended March 31, 1998, decreased 22.5%, to $1.3 million, from $1.7 million for the three months ended March 31, 1997. The decrease in amortization expense is due primarily to a write-down of certain intangible assets in the fourth quarter of 1997.

Depreciation Expense. Depreciation expense for the three months ended March 31, 1998, increased 22.1% to $1.8 million, from $1.5 million for the three months ended March 31, 1997. The increase in expense relates to capital expenditures made throughout 1997 and the first three months of 1998 in support of the overall growth of the Company.

Operating Income. Operating income for the three months ended March 31, 1998, was $8.4 million or 17.0% of total revenues, compared to $1.3 million or 3.4% of total revenues for the three months ended March 31, 1997. The increase between years relates to the factors discussed above.

The Company incurred certain one-time or acquisition-related charges (Acquisition Charges) in connection with the Acquisition in November 1994. The Acquisition Charges include amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill, and stock-based compensation. Operating income for the three months ended March 31, 1998 and 1997, excluding Acquisition Charges of $2.1 million and $5.5 million, was $10.4 million or 21.1% of total revenues, and $6.9 million or 17.8% of total revenues, respectively. See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for additional discussion regarding the Acquisition Charges and the impact of such charges on operations.

Interest Expense. Interest expense for the three months ended March 31, 1998, increased 297.2% to $2.5 million, from $0.6 million for the three months ended March 31, 1997, with the increase attributable primarily to the financing of the Company's acquisition of the SUMMITrak assets in September 1997.

Interest Income. Interest income for the three months ended March 31, 1998, increased 212.8% to $0.7 million, from $0.2 million for the three months ended March 31, 1997, with the increase attributable primarily to an increase in operating funds available for investment and an increase in interest charges on aged customer accounts.


Income Taxes
------------

At March 31, 1998, the Company concluded that it was more likely than not that certain of the Company's deferred tax assets would be realized. Accordingly, the Company has recognized a net deferred tax asset of approximately $12.0 million. The Company has recorded a valuation allowance of approximately $55.7 million against the remaining net deferred tax assets since realization of these future benefits is not sufficiently assured as of March 31, 1998.

The Company intends to analyze the realizability of the net deferred tax assets at each future quarterly reporting period. The current quarterly results of operations, as well as the Company's projected results of operations, will determine the required valuation allowance at the end of each quarter. Based on its current projections of operating results for 1998, the Company expects to pay U.S. income taxes and realize additional deferred tax assets in 1998. As a result, the Company does not expect income tax expense for 1998 to be significant.


Liquidity and Capital Resources
-------------------------------

As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $16.1 million. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables.
At March 31, 1998, $35.2 million of the $40.0 million revolving credit facility was available to the Company based on the current level of eligible receivables. The revolving credit facility expires in September 2002.

During the three months ended March 31, 1998, the Company used $1.6 million of net cash flow for operating activities, primarily due to an increase in accounts receivable during the period. Current cash and cash equivalents and proceeds of $1.3 million from the issuance of common stock through the Company's stock incentive plans were used to fund capital expenditures of $3.5 million and additions to software of $0.6 million.

Earnings from operations before interest, taxes, depreciation and amortization (EBITDA) for the three months ended March 31, 1998 was $12.9 million or 26.1% of total revenues, compared to $9.1 million or 23.5% of total revenues for the three months ended March 31, 1997. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods.

The Company financed the SUMMITrak asset acquisition with a $150.0 million term credit facility in September 1997. In December 1997, the Company made an optional principal payment on the term credit facility of $15.0 million. The first scheduled principal payment on the term credit facility is June 30, 1998
in the amount of $2.3 million.   Interest rates for the term and revolving
credit facilities are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. For the three months ended March 31, 1998, the spread on the LIBOR rate and prime rate was 1.0 percent and 0 percent, respectively. Based on the Company's leverage ratio as of March 31, 1998, the spread on the LIBOR rate was reduced to 0.75 percent, effective April 1, 1998.

The loan agreement restricts, among other things, the payment of dividends or other types of distributions on any class of the Company's stock unless the Company's leverage ratio, as defined in the loan agreement, is under 1.50. As of March 31, 1998, the leverage ratio was 2.50.

The purchase price for the SUMMITrak assets acquired in September 1997 included up to $26.0 million in conversion incentive payments. The timing of the conversion incentive payments is based upon the achievement of certain milestone by TCI and the Company, as specified in the SUMMITrak asset acquisition agreement. The milestones are based principally upon the number of TCI's customers converted to, and the total number of TCI customers processed on, the Company's customer care and billing system. Such payments to date have not been significant. Based on the conversions performed to date and the future conversions scheduled as of March 31, 1998, the Company expects to pay $19.5 million to TCI within the next 12 months, with the remaining amount payable by the end of the third quarter of 1999.

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

Year 2000
---------

In 1995, the Company began efforts to identify and assess any issues associated with its software's ability to properly utilize dates and process data beyond the year 2000. The Company recognizes that the failure to properly and timely address issues surrounding the year 2000 could have a material impact on its operations, and as a result it appointed a project team to undertake a Company-wide study to determine the full scope and related costs to the Company of ensuring that its systems can continue to meet the Company's internal needs, as well as those of its customers. The Company's year 2000 project team is communicating with vendors and customers to coordinate year 2000 conversion and continues to report to the Company's management the progress on year 2000 compliance. The Company currently believes that it will be able to effectively mitigate risks associated with the year 2000 and that its Company-wide year 2000 project will be substantially complete by the end of the fourth quarter of 1998. The Company does not expect the costs to make its systems year 2000 compliant to be material to its financial condition or results of operations.

                        CSG SYSTEMS INTERNATIONAL, INC.
                          PART II.   OTHER INFORMATION


Item 1-5.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              2.19A* Second Amendment to Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and TCI Cable Management Corporation, dated January 9, 1998.

              10.04A Second Amendment of Employee Performance Stock Purchase Agreement, dated March 18, 1998.

              27.01     Financial Data Schedule (EDGAR Version only)

              99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors


         (b)  Reports on Form 8-K

              None







__________________
* Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 1998

                                    CSG SYSTEMS INTERNATIONAL, INC.


                                    /s/ Neal C. Hansen
                                    --------------------------------------------
                                    Neal C. Hansen
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Greg A. Parker
                                    --------------------------------------------
                                    Greg A. Parker
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Randy R. Wiese
                                    --------------------------------------------
                                    Randy R. Wiese
                                    Controller and Principal Accounting Officer
                                    (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS




Exhibit
Number                     Description
------                     -----------

2.19A* Second Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated January 9, 1998.

10.04A Second Amendment of Employee Performance Stock Purchase Agreement, dated March 18, 1998.

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