Form 10-Q
period 1998-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 1998-08-14
CIK 1005757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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



                             YES   X      NO
                                 -----       -----


Shares of common stock outstanding at August 7, 1998:  25,622,562

                        CSG SYSTEMS INTERNATIONAL, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


                                     INDEX




                                                                        PAGE NO.
                                                                        --------


Part I  - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheets as of June 30, 1998
          and December 31, 1997 ...................................         3

          Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 1998 and 1997 .......         4

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1998 and 1997 .................         5

          Notes to Condensed Consolidated Financial Statements ....         6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .....................         8


Part II - OTHER INFORMATION

Item 1.   Legal Proceedings........................................        15

Item 4.   Submission of Matters to a Vote of Security Holders......        15

Item 5.   Other Information........................................        15

Item 6.   Exhibits and Reports on Form 8-K.........................        16

          Signatures...............................................        17

          Index to Exhibits........................................        18

                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                             June 30,       December 31,
                                                                                               1998            1997
                                                                                            -----------     ------------
                                           ASSETS                                           (unaudited)
 Current assets:
   Cash and cash equivalents.............................................................   $  26,174         $  20,417
   Accounts receivable-
      Trade-
          Billed, net of allowance of $1,783 and $1,394..................................      55,332            44,678
          Unbilled.......................................................................       1,400             2,080
      Other..............................................................................       1,193             1,400
   Deferred income taxes.................................................................         911               443
   Other current assets..................................................................       3,360             2,664
                                                                                            ---------         ---------
      Total current assets...............................................................      88,370            71,682
                                                                                            ---------         ---------
 Property and equipment, net of depreciation of $19,926 and $16,343......................      19,991            17,157
 Software, net of amortization of $34,446 and $34,104....................................       3,041             1,959
 Noncompete agreements and goodwill, net of amortization of $22,192 and $19,490..........      10,300            13,938
 Client contracts and related intangibles, net of amortization of $15,066 and $12,822....      62,396            64,640
 Deferred income taxes...................................................................      12,816             6,909
 Other assets............................................................................       2,939             3,064
                                                                                            ---------         ---------
       Total assets......................................................................   $ 199,853         $ 179,349
                                                                                            =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current maturities of long-term debt..................................................   $  12,375         $   6,750
   Customer deposits.....................................................................       8,456             7,002
   Trade accounts payable................................................................       9,363            11,795
   Accrued liabilities...................................................................      14,111            11,023
   Deferred revenue......................................................................       8,723            10,619
   Conversion incentive payments.........................................................      22,526            17,768
   Accrued income taxes..................................................................       6,662             3,207
                                                                                            ---------         ---------
      Total current liabilities..........................................................      82,216            68,164
                                                                                            ---------         ---------
 Non-current liabilities:
   Long-term debt, net of current maturities.............................................     120,375           128,250
   Deferred revenue......................................................................       8,264             7,789
   Conversion incentive payments.........................................................       2,834             8,232
                                                                                            ---------         ---------
      Total non-current liabilities......................................................     131,473           144,271
                                                                                            ---------         ---------
 Stockholders' deficit:
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
      zero shares issued and outstanding.................................................           -                 -
   Common stock, par value $.01 per share; 100,000,000 shares authorized;
      25,602,226 shares and 25,479,968 shares outstanding................................         256               255
   Common stock warrants; 1,500,000 warrants issued and  outstanding.....................      26,145            26,145
   Additional paid-in capital............................................................     116,706           112,870
   Deferred employee compensation........................................................        (476)             (636)
   Notes receivable from employee stockholders...........................................        (539)             (685)
   Cumulative translation adjustments....................................................          68                (1)
   Treasury stock, at cost, 33,000 shares and zero shares................................         (97)                -
   Accumulated deficit...................................................................    (155,899)         (171,034)
                                                                                            ---------         ---------
      Total stockholders' deficit........................................................     (13,836)          (33,086)
                                                                                            ---------         ---------
      Total liabilities and stockholders' deficit........................................   $ 199,853         $ 179,349
                                                                                            =========         =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
              (in thousands, except share and per share amounts)

                                                                                     Three months ended        Six months ended
                                                                                 ------------------------  ------------------------
                                                                                   June 30,     June 30,     June 30,     June 30,
                                                                                    1998         1997         1998         1997
                                                                                 -----------  -----------  -----------  -----------
 Total revenues................................................................. $    54,244  $    41,030  $   103,552  $    79,612
 Expenses:
     Cost of revenues:
        Direct costs............................................................      23,916       18,253       45,998       36,834
        Amortization of acquired software.......................................           -        2,892            -        5,776
        Amortization of client contracts and related intangibles................       1,176        1,023        2,244        2,046
                                                                                 -----------  -----------  -----------  -----------
              Total cost of revenues............................................      25,092       22,168       48,242       44,656
                                                                                 -----------  -----------  -----------  -----------
     Gross margin...............................................................      29,152       18,862       55,310       34,956
                                                                                 -----------  -----------  -----------  -----------
     Operating expenses:
        Research and development................................................       6,781        5,799       13,306       10,654
        Selling and marketing...................................................       2,639        2,760        5,036        5,101
        General and administrative:
           General and administrative...........................................       5,616        4,658       11,218        8,787
           Amortization of noncompete agreements and goodwill...................       1,347        1,732        2,688        3,463
           Stock-based employee compensation....................................          74           85          148          287
        Depreciation............................................................       1,988        1,711        3,830        3,220
                                                                                 -----------  -----------  -----------  -----------
              Total operating expenses..........................................      18,445       16,745       36,226       31,512
                                                                                 -----------  -----------  -----------  -----------
 Operating income...............................................................      10,707        2,117       19,084        3,444
                                                                                 -----------  -----------  -----------  -----------
     Other income (expense):
        Interest expense........................................................      (2,462)        (616)      (5,008)      (1,257)
        Interest income.........................................................         473          166        1,133          377
        Other...................................................................         (67)          64          (74)         331
                                                                                 -----------  -----------  -----------  -----------
              Total other.......................................................      (2,056)        (386)      (3,949)        (549)
                                                                                 -----------  -----------  -----------  -----------
 Income before income taxes.....................................................       8,651        1,731       15,135        2,895
     Income tax (provision) benefit.............................................           -            -            -            -
                                                                                 -----------  -----------  -----------  -----------
Net income.....................................................................  $     8,651  $     1,731  $    15,135  $     2,895
                                                                                 ===========  ===========  ===========  ===========

 Basic net income per common share:
     Net income available to common stockholders................................ $      0.34  $      0.07  $      0.59  $      0.11
                                                                                 ===========  ===========  ===========  ===========
    Weighted average common shares..............................................  25,562,570   25,492,658   25,537,456   25,490,958
                                                                                 ===========  ===========  ===========  ===========

 Diluted net income per common share:
     Net income available to common stockholders................................ $      0.33  $      0.07  $      0.57  $      0.11
                                                                                 ===========  ===========  ===========  ===========
    Weighted average common shares..............................................  26,420,226   25,839,546   26,394,256   25,795,028
                                                                                 ===========  ===========  ===========  ===========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (in thousands)

                                                                                                   Six months ended
                                                                                                 ---------------------
                                                                                                 June 30,     June 30,
                                                                                                   1998         1997
                                                                                                 --------     --------
Cash flows from operating activities:
  Net income...........................................................................          $ 15,135     $  2,895
  Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation......................................................................             3,830        3,220
     Amortization......................................................................             5,897       11,773
     Deferred income taxes.............................................................            (4,294)      (2,373)
     Stock-based employee compensation.................................................               148          287
     Changes in operating assets and liabilities:
       Trade accounts and other receivables, net.......................................            (9,685)      (1,365)
       Other current and noncurrent assets.............................................            (1,180)        (896)
       Accounts payable and other liabilities..........................................             3,446          174
                                                                                                 --------     --------
         Net cash provided by operating activities.....................................            13,297       13,715
                                                                                                 --------     --------

Cash flows from investing activities:
  Purchases of property and equipment, net.............................................            (6,647)      (5,964)
  Additions to software................................................................            (1,410)      (6,875)
                                                                                                 --------     --------
         Net cash used in investing activities.........................................            (8,057)     (12,839)
                                                                                                 --------     --------

Cash flows from financing activities:
  Proceeds from issuance of common stock...............................................             2,741          377
  Repurchase of common stock...........................................................                (2)         (24)
  Payments on long-term debt...........................................................            (2,250)      (5,000)
                                                                                                 --------     --------
         Net cash provided by (used in) financing activities...........................               489       (4,647)
                                                                                                 --------     --------

Effect of exchange rate fluctuations on cash...........................................                28         (343)
                                                                                                 --------     --------

Net increase (decrease) in cash and cash equivalents...................................             5,757       (4,114)

Cash and cash equivalents, beginning of period.........................................            20,417        6,134
                                                                                                 --------     --------
Cash and cash equivalents, end of period...............................................          $ 26,174     $  2,020
                                                                                                 ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for-
    Interest...........................................................................          $  4,534     $  1,049
    Income taxes.......................................................................          $    828     $  1,958

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.   GENERAL

The condensed consolidated financial statements at June 30, 1998, and for the three and six months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results for the entire year ending December 31, 1998.

2.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is consistent with the calculation of basic net income per common share while giving effect to dilutive potential common shares outstanding during the period. For all periods presented, dilutive potential common shares consisted entirely of stock options.

For the three and six months ended June 30, 1998, the weighted average dilutive potential common shares from Common Stock Warrants of 671,770 and 642,232, respectively, are excluded from the diluted net income per common share calculation as the events necessary to allow the exercise of the warrants had not been satisfied as of June 30, 1998.

3.   COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company's comprehensive income was as follows (in thousands):



                           Three months ended     Six months ended
                          --------------------  -------------------
                          June 30,   June 30,   June 30,   June 30,
                            1998       1997       1998       1997
                          ---------  ---------  ---------  --------

Net income                   $8,651     $1,731    $15,135    $2,895

Foreign currency
translation adjustments         (11)        39         69      (504)
                          ---------  ---------  ---------  --------
Comprehensive income         $8,640     $1,770    $15,204    $2,391
                          =========  =========  =========  ========

4.   LEGAL PROCEEDINGS

In October 1996, a former senior vice president of CSG Systems filed a lawsuit against the Company and certain of its officers in the District Court of Arapahoe County, Colorado. The suit claimed that certain amendments to stock agreements between the plaintiff and the Company were unenforceable, and that the plaintiff's rights were otherwise violated in connection with those amendments. The plaintiff was seeking damages of approximately $2.0 million, and in addition, sought to have such damages trebled under certain Colorado statutes that the plaintiff claimed were applicable. In June 1998, the Company settled this matter, the effect of which was not material to the Company.

5.   RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Certain December 31, 1997 amounts have been reclassified to conform with the June 30, 1998 presentation.

6.   ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (SFAS No. 133). The Statement establishes accounting and reporting standards requiring every derivative instrument, as defined, to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal
quarters for all fiscal years beginning after June 15, 1999.    Adoption of the
Statement is not expected to have a significant effect on the Company's consolidated financial statements.

7.   SUBSEQUENT EVENT

On July 30, 1998, the Company acquired substantially all of the assets of US Telecom Advanced Technology Systems, Inc. (USTATS) for approximately $6.0 million in cash and assumption of certain liabilities of approximately $1.2 million. USTATS, a South Carolina-based company, specializes in open systems, client/server customer care and billing systems serving the telecommunications markets. The cash portion of the purchase price was paid out of corporate funds. The Company expects a significant portion of the purchase price will be allocated to in-process R&D, and accordingly, will be expensed in the third quarter of 1998. In-process R&D represents research and development of software technologies which have not reached technological feasibility as of the acquisition date, and have no other alternative future use.

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                                 Three months ended June 30,                 Six months ended June 30,
                                          ---------------------------------------    ----------------------------------------
                                                 1998                 1997                  1998                  1997
                                          ------------------   ------------------    -------------------   ------------------
                                                       % of                 % of                   % of                 % of
                                           Amount    Revenue    Amount    Revenue    Amount      Revenue   Amount     Revenue
                                          --------   -------   --------   -------    ---------   -------   --------   -------
Total revenues..........................  $ 54,244   100.0%    $ 41,030   100.0%     $ 103,552   100.0%    $ 79,612   100.0%

Expenses:
  Cost of revenues:
   Direct costs.........................    23,916    44.1       18,253    44.5         45,998    44.4       36,834    46.3
   Amortization of acquired software....         -       -        2,892     7.0              -       -        5,776     7.3
   Amortization of client contracts
    and related intangibles.............     1,176     2.2       1,023      2.5          2,244     2.2        2,046     2.6
                                          --------   -----     --------   -----      ---------   -----     --------   -----
      Total cost of revenues............    25,092    46.3       22,168    54.0         48,242    46.6       44,656    56.2
                                          --------   -----     --------   -----      ---------   -----     --------   -----
  Gross margin..........................    29,152    53.7       18,862    46.0         55,310    53.4       34,956    43.8
                                          --------   -----     --------   -----      ---------   -----     --------   -----
  Operating expenses:
   Research and development.............     6,781    12.5        5,799    14.1         13,306    12.9       10,654    13.4
   Selling and marketing................     2,639     4.9        2,760     6.7          5,036     4.9        5,101     6.4
   General and administrative:
    General and administrative..........     5,616    10.3        4,658    11.4         11,218    10.8        8,787    11.0
    Amortization of noncompete
     agreements and goodwill............     1,347     2.5        1,732     4.2          2,688     2.6        3,463     4.3
    Stock-based employee compensation...        74     0.1           85     0.2            148     0.1          287     0.4
   Depreciation.........................     1,988     3.7        1,711     4.2          3,830     3.7        3,220     4.0
                                          --------   -----     --------   -----      ---------   -----     --------   -----
      Total operating expenses..........    18,445    34.0       16,745    40.8         36,226    35.0       31,512    39.5
                                          --------   -----     --------   -----      ---------   -----     --------   -----
Operating income........................    10,707    19.7        2,117     5.2         19,084    18.4        3,444     4.3
                                          --------   -----     --------   -----      ---------   -----     --------   -----
  Other income (expense):
   Interest expense.....................    (2,462)   (4.5)        (616)   (1.5)        (5,008)   (4.8)      (1,257)   (1.6)
   Interest income......................       473     0.8          166     0.4          1,133     1.1          377     0.5
   Other................................       (67)   (0.1)          64     0.2            (74)   (0.1)         331     0.4
                                          --------   -----     --------   -----      ---------   -----     --------   -----
      Total other.......................    (2,056)   (3.8)        (386)   (0.9)        (3,949)   (3.8)        (549)   (0.7)
                                          --------   -----     --------   -----      ---------   -----     --------   -----
Income before income taxes..............     8,651    15.9        1,731     4.3         15,135    14.6        2,895     3.6
  Income tax (provision) benefit........         -       -            -       -              -       -            -       -
                                          --------   -----     --------   -----      ---------   -----     --------   -----
Net income..............................  $  8,651    15.9%    $  1,731     4.3%     $  15,135    14.6%    $  2,895     3.6%
                                          ========   =====     ========   =====      =========   =====     ========   =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues. Total revenues for the three months ended June 30, 1998, increased 32.2% to $54.2 million, from $41.0 million for the three months ended June 30, 1997, due to increased revenues from the Company's processing and related services, and increased revenues from software and related product sales and professional consulting services.

Revenues from processing and related services for the three months ended June 30, 1998, increased 36.8% to $44.1 million, from $32.2 million for the three months ended June 30, 1997. Of the total increase in revenue, approximately 70% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 30% was due to increased revenue per customer. Customers serviced as of June 30, 1998, and 1997, respectively, were 25.4 million and 20.0 million, an increase of 26.7%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and
internal customer growth experienced by existing clients.   From April 1, 1998
through June 30, 1998, the Company converted and processed approximately 1.9 million additional customers on its systems. Revenue per customer increased due primarily to (i) the 15-year Tele-Communications, Inc. (TCI) processing contract (the TCI Contract) executed in September 1997, (ii) increased usage of ancillary services by clients, and (iii) price increases included in client contracts.

Revenues from software and related product sales and professional consulting services for the three months ended June 30, 1998, increased 15.4% to $10.1 million, from $8.8 million for the three months ended June 30, 1997. This increase relates primarily to the continued growth of the Company's software products and related product sales.

Amortization of Acquired Software. Amortization of acquired software decreased to zero for the three months ended June 30, 1998, from $2.9 million for the three months ended June 30, 1997, due to acquired software from the Company's leveraged buy-out of CSG Systems, Inc. (the Acquisition) in November 1994 becoming fully amortized as of November 30, 1997.

Amortization of Client Contracts and Related Intangibles. Amortization of client contracts and related intangibles for the three months ended June 30, 1998, increased 15.0% to $1.2 million, from $1.0 million for the three months ended June 30, 1997. The increase in expense is due to $0.4 million of amortization of the value assigned to the TCI Contract, offset by a decrease of $0.2 million of amortization due to client conversion methodologies from the Acquisition becoming fully amortized as of November 30, 1997.

Gross Margin. Gross margin for the three months ended June 30, 1998, increased 54.6% to $29.2 million, from $18.9 million for the three months ended June 30, 1997, due primarily to revenue growth. The gross margin percentage increased to 53.7% for the three months ended June 30, 1998, compared to 46.0% for the three months ended June 30, 1997. The overall increase in the gross margin percentage is due primarily to the increase in revenues while the amount of amortization of acquired software and amortization of client contracts and related intangibles decreased, and to a lesser degree, the improvement in the gross margin percentage for processing and related services, due primarily to the increase in revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. Research and development (R&D) expense for the three months ended June 30, 1998, increased 16.9% to $6.8 million, from $5.8 million for the three months ended June 30, 1997. As a percentage of total revenues, R&D expense decreased to 12.5% for the three months ended June 30, 1998, from 14.1% for the three months ended June 30, 1997.

During the three months ended June 30, 1997, the Company capitalized software development costs of approximately $3.7 million, which consisted of $2.8 million of internal development costs and $0.9 million of purchased software. The Company capitalized third party, contracted costs of approximately $0.8 million during the three months ended June 30, 1998, related primarily to enhancements to existing products. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for the three months ended June 30, 1998 and 1997, were $7.6 million, or 14.1% of total revenues, and $8.6 million, or 21.0% of total revenues, respectively. The overall decrease in the R&D expenditures between periods is due primarily to effective control of development costs, primarily the reduction of third-party, contracted programming services.

Selling and Marketing Expense. Selling and marketing (S&M) expense for the three months ended June 30, 1998, decreased 4.4% to $2.6 million, from $2.8 million for the three months ended June 30, 1997. As a percentage of total revenues, S&M expense decreased to 4.9% for the three months ended June 30, 1998, from 6.7% for the three months ended June 30, 1997. The overall decrease in S&M expenses as a percentage of total revenues is due primarily to increased revenues, while controlling S&M costs.

General and Administrative Expense. General and administrative (G&A) expense for the three months ended June 30, 1998, increased 20.6% to $5.6 million, from $4.7 million for the three months ended June 30, 1997. As a percentage of total revenues, G&A expense decreased to 10.3% for the three months ended June 30, 1998, from 11.4% for the three months ended June 30, 1997. The increase in G&A expenses relates primarily to the continued expansion of the Company's administrative staff and other administrative costs to support the Company's overall growth. The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenues, while controlling G&A costs.

Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill for the three months ended June 30, 1998, decreased 22.2%, to $1.3 million, from $1.7 million for the three months ended June 30, 1997. The decrease in amortization expense is due primarily to a write-down of certain intangible assets in the fourth quarter of 1997.

Depreciation Expense. Depreciation expense for the three months ended June 30, 1998, increased 16.2% to $2.0 million, from $1.7 million for the three months ended June 30, 1997. The increase in expense relates to capital expenditures made throughout 1997 and the first six months of 1998 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities.

Operating Income. Operating income for the three months ended June 30, 1998, was $10.7 million or 19.7% of total revenues, compared to $2.1 million or 5.2% of total revenues for the three months ended June 30, 1997. The increase between years relates to the factors discussed above.

The Company incurred certain one-time or acquisition-related charges (Acquisition Charges) in connection with the Acquisition in November 1994. The Acquisition Charges include amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill, and stock-based compensation. Operating income for the three months ended June 30, 1998 and 1997, excluding Acquisition Charges of $2.1 million and $5.4 million, was $12.8 million or 23.5% of total revenues, and $7.5 million or 18.4% of total revenues, respectively. See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for additional discussion regarding the Acquisition Charges and the impact of such charges on operations.

Interest Expense. Interest expense for the three months ended June 30, 1998, increased 299.7% to $2.5 million, from $0.6 million for the three months ended June 30, 1997, with the increase attributable primarily to the financing of the Company's acquisition of the SUMMITrak assets in September 1997.

Interest Income. Interest income for the three months ended June 30, 1998, increased 184.9% to $0.5 million, from $0.2 million for the three months ended June 30, 1997, with the increase attributable primarily to an increase in operating funds available for investment and, to a lesser degree, an increase in interest charges on aged customer accounts.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues. Total revenues for the six months ended June 30, 1998, increased 30.1% to $103.5 million, from $79.6 million for the six months ended June 30, 1997, due to increased revenues from the Company's processing and related services, and increased revenues from software and related product sales and professional consulting services.

Revenues from processing and related services for the six months ended June 30, 1998, increased 33.3% to $83.9 million, from $63.0 million for the six months ended June 30, 1997. Of the total increase in revenue, approximately 64% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 36% was due to increased revenue per customer. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and internal customer growth experienced by existing clients. From January 1, 1998 through June 30, 1998, the Company converted and processed approximately 4.2 million additional customers on its systems. Revenue per customer increased due primarily to (i) the TCI Contract executed in September 1997, (ii) increased usage of ancillary services by clients, and (iii) price increases included in client contracts.

Revenues from software and related product sales and professional consulting services for the six months ended June 30, 1998, increased 17.9% to $19.6 million, from $16.6 million for the six months ended June 30, 1997. This increase relates to the continued growth of the Company's software products and related product sales and professional consulting services.

Amortization of Acquired Software. Amortization of acquired software decreased to zero for the six months ended June 30, 1998, from $5.8 million for the six months ended June 30, 1997, due to acquired software from the Acquisition in November 1994 becoming fully amortized as of November 30, 1997.

Amortization of Client Contracts and Related Intangibles. Amortization of client contracts and related intangibles for the six months ended June 30, 1998, increased 9.7% to $2.2 million, from $2.0 million for the six months ended June 30, 1997. The increase in expense is due to $0.7 million of amortization of the value assigned to the TCI Contract, offset by a decrease of $0.5 million of amortization due to client conversion methodologies from the Acquisition becoming fully amortized as of November 30, 1997.

Gross Margin. Gross margin for the six months ended June 30, 1998, increased 58.2% to $55.3 million, from $35.0 million for the six months ended June 30, 1997, due primarily to revenue growth. The gross margin percentage increased to 53.4% for the six months ended June 30, 1998, compared to 43.8% for the six months ended June 30, 1997. The overall increase in the gross margin percentage is due primarily to the increase in revenues while the amount of amortization of acquired software and amortization of client contracts and related intangibles decreased, and to a lesser degree, the improvement in the gross margin percentage for processing and related services, due primarily to the increase in revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. R&D expense for the six months ended June 30, 1998, increased 24.9% to $13.3 million, from $10.7 million for the six months ended June 30, 1997. As a percentage of total revenues, R&D expense decreased to 12.9% for the six months ended June 30, 1998, from 13.4% for the six months ended June 30, 1997.

During the six months ended June 30, 1997, the Company capitalized software development costs of approximately $6.8 million, which consisted of $5.6 million of internal development costs and $1.2 million of purchased software. The Company capitalized third party, contracted costs of approximately $1.4 million during the six months ended June 30, 1998, related primarily to enhancements to existing products. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for the six months ended June 30, 1998 and 1997, were $14.7 million, or 14.2% of total revenues, and $16.3 million, or 20.4% of total revenues, respectively. The overall decrease in the R&D expenditures between periods is due primarily to effective control of development costs, primarily the reduction of third-party, contracted programming services.

Selling and Marketing Expense. S&M expense for the six months ended June 30, 1998, decreased 1.3% to $5.0 million, from $5.1 million for the six months ended June 30, 1997. As a percentage of total revenues, S&M expense decreased to 4.9% for the six months ended June 30, 1998, from 6.4% for the six months ended June 30, 1997. The overall decrease in S&M expenses as a percentage of total revenues is due primarily to increased revenues, while controlling S&M costs.

General and Administrative Expense. G&A expense for the six months ended June 30, 1998, increased 27.7% to $11.2 million, from $8.8 million for the six months ended June 30, 1997. As a percentage of total revenues, G&A expense decreased to 10.8% for the six months ended June 30, 1998, from 11.0% for the six months ended June 30, 1997. The increase in G&A expenses relates primarily to the continued expansion of the Company's administrative staff and other administrative costs to support the Company's overall growth. The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenue, while controlling G&A costs.

Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill for the six months ended June 30, 1998, decreased 22.4%, to $2.7 million, from $3.5 million for the six months ended June 30, 1997. The decrease in amortization expense is due primarily to a write-down of certain intangible assets in the fourth quarter of 1997.

Depreciation Expense. Depreciation expense for the six months ended June 30, 1998, increased 18.9% to $3.8 million, from $3.2 million for the six months ended June 30, 1997. The increase in expense relates to capital expenditures made throughout 1997 and the first six months of 1998 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities.

Operating Income. Operating income for the six months ended June 30, 1998, was $19.1 million or 18.4% of total revenues, compared to $3.4 million or 4.3% of total revenues for the six months ended June 30, 1997. The increase between years relates to the factors discussed above.

Operating income for the six months ended June 30, 1998 and 1997, excluding Acquisition Charges of $4.1 million and $11.0 million, was $23.2 million or 22.4% of total revenues, and $14.4 million or 18.1% of total revenues, respectively.

Interest Expense. Interest expense for the six months ended June 30, 1998, increased 298.4% to $5.0 million, from $1.3 million for the six months ended June 30, 1997, with the increase attributable primarily to the financing of the Company's acquisition of the SUMMITrak assets in September 1997.

Interest Income. Interest income for the six months ended June 30, 1998, increased 200.5% to $1.1 million, from $0.4 million for the six months ended June 30, 1997, with the increase attributable primarily to an increase in operating funds available for investment and an increase in interest charges on aged customer accounts.

Significant Customers
---------------------
During the six months ended June 30, 1998 and 1997, revenues from TCI represented approximately 38.5% and 25.4% of total revenues, and revenues from Time Warner Cable and its affiliated companies (Time Warner) represented 17.8% and 19.5% of total revenues, respectively. The increase in the TCI percentage between periods relates primarily to the additional TCI customers converted to the Company's systems as a result of the 15-year TCI Contract executed in September 1997. The decrease in the Time Warner percentage between periods results from a larger total revenue base for the Company, as total revenues from Time Warner increased between periods. The Company has separate processing agreements with multiple affiliates of Time Warner and provides products and services to them under separately negotiated and executed contracts.

Income Taxes
------------
At June 30, 1998, the Company concluded that it was more likely than not that certain of the Company's deferred tax assets would be realized. Accordingly, the Company has recognized a net deferred tax asset of approximately $13.7 million. The Company has recorded a valuation allowance of approximately $53.8 million against the remaining net deferred tax assets since realization of these future benefits is not sufficiently assured as of June 30, 1998.

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

Liquidity and Capital Resources
-------------------------------
As of June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $26.2 million. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables.
At June 30, 1998, $39.2 million of the $40.0 million revolving credit facility was available to the Company based on the current level of eligible receivables. The revolving credit facility expires in September 2002.

As of June 30, 1998 and December 31, 1997, respectively, the Company had $55.3 million and $44.7 million in net trade accounts receivable, an increase of $10.6 million, with the increase primarily a result of the Company's revenue growth. The Company's trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average net trade accounts receivable balance for the period. Some of the Company's most recent DBO calculations are as follows:


                                   For the Month  For the Quarter
                                       Ended           Ended
                                   -------------  ---------------

   June 30, 1998.............           54               58
   March 31, 1998............           59               59
   December 31, 1997.........           58               54



During the six months ended June 30, 1998, the Company generated $13.3 million of net cash flow from operating activities. Cash generated from these sources and the proceeds of $2.7 million from the issuance of common stock through the Company's stock incentive plans were used (i) to fund capital expenditures of $6.6 million, (ii) to fund additions to software of $1.4 million, and (iii) to repay long-term debt of $2.3 million.

Earnings from operations before interest, taxes, depreciation and amortization (EBITDA) for the six months ended June 30, 1998 was $28.4 million or 27.4% of total revenues, compared to $18.8 million or 23.7% of total revenues for the six months ended June 30, 1997. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods.

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

The loan agreement restricts, among other things, the payment of dividends or other types of distributions on any class of the Company's stock unless the Company's leverage ratio, as defined in the loan agreement, is under 1.50. As of June 30, 1998, the leverage ratio was 2.19.

The purchase price for the SUMMITrak assets acquired in September 1997 included up to $26.0 million in conversion incentive payments. The timing of the conversion incentive payments is based upon the achievement of certain milestone by TCI and the Company, as specified in the SUMMITrak asset acquisition agreement. The milestones are based principally upon the number of TCI's customers converted to, and the total number of TCI customers processed on, the Company's customer care and billing system. Total payments as of June 30, 1998 have been approximately $0.6 million. Based on the conversions performed to date and the future conversions scheduled as of June 30, 1998, the Company expects to pay $22.5 million to TCI within the next 12 months, with the remaining amount payable by the end of the third quarter of 1999.

In the ordinary course of business, the Company evaluates potential acquisitions of assets and businesses that may provide the technology and technical personnel to expedite the Company's product development efforts, provide complementary products or services, or provide access to new markets or clients. On July 30, 1998, the Company acquired substantially all of the assets of US Telecom Advanced Technology Systems, Inc. (USTATS) for approximately $6.0 million in cash and assumption of certain liabilities of approximately $1.2 million. USTATS, a South Carolina-based company, specializes in open systems, client/server customer care and billing systems serving the telecommunications markets. The cash portion of the purchase price was paid out of corporate funds. The Company expects a significant portion of the purchase price will be allocated to in-process R&D, and accordingly, will be expensed in the third quarter of 1998. In-process R&D represents research and development of software technologies which have not reached technological feasibility as of the acquisition date, and have no other alternative future use.

The Company continues to make significant investments in capital equipment, facilities, and research and development. The Company had no significant capital commitments as of June 30, 1998. The Company believes that cash generated from operations, together with the current cash and cash equivalents and the amount available under the revolving credit facility, will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, conversion incentive payments and capital expenditures for both its short and long-term purposes.

Year 2000
---------
In 1995, the Company began efforts to identify and assess any issues associated with its software's ability to properly utilize dates and process data beyond the year 2000. The Company recognizes that the failure to properly and timely address issues surrounding the year 2000 could have a material impact on its operations, and as a result it appointed a project team to undertake a Company-wide study to determine the full scope and related costs to the Company of ensuring that its systems can continue to meet the Company's internal needs, as well as those of its customers. The Company's year 2000 project team is communicating with vendors and customers to coordinate year 2000 conversion and continues to report to the Company's management the progress on year 2000 compliance. The Company currently believes that it will be able to effectively mitigate risks associated with the year 2000 and that its Company-wide year 2000 project will be substantially complete by the end of the fourth quarter of 1998. The Company does not expect the costs to make its systems year 2000 compliant to be material to its financial condition or results of operations. The Company is analyzing the disclosure requirements recently released by the Securities and Exchange Commission in August 1998, and will adopt those disclosure requirements in the third quarter of 1998.

                        CSG SYSTEMS INTERNATIONAL, INC.
                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

          In October 1996, a former senior vice president of CSG Systems filed a lawsuit against the Company and certain of its officers in the District Court of Arapahoe County, Colorado. The suit claimed that certain amendments to stock agreements between the plaintiff and the Company were unenforceable, and that the plaintiff's rights were otherwise violated in connection with those amendments. The plaintiff was seeking damages of approximately $2.0 million, and in addition, sought to have such damages trebled under certain Colorado statutes that the plaintiff claimed were applicable. In June 1998, the Company settled this matter, the effect of which was not material to the Company.

Item 2-3. None.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The 1998 annual meeting (the "Annual Meeting") of stockholders of CSG Systems International, Inc. was held on May 21, 1998.

        (b) The following persons were elected as directors at the Annual
            Meeting:

                   Class I (term expiring in 2001)
                   -------------------------------
                   Janice I. Obuchowski
                   John P. Pogge
                   Rockwell A. Schnabel

            The following directors term of office continued after the Annual
            Meeting:

                   Royce J. Holland
                   Bernard W. Reznicek
                   George F. Haddix
                   Neal C. Hansen
                   Frank V. Sica


        (c) Votes were cast or withheld in the election of directors at the Annual Meeting as follows:


                   Director               For           Against
                   --------               ---           -------
                   Janice I. Obuchowski    22,012,839   10,600
                   John P. Pogge           22,012,839   10,600
                   Rockwell A. Schnabel    22,012,839   10,600

Item 5. Other Information.

        Proposals of stockholders intended to be presented at the 1999 annual meeting of stockholders must be received by the Company at its principle office in Englewood, Colorado, not later than December 11, 1998, for inclusion in the proxy statement for that meeting.

        Pursuant to Rule 14a-4(c) under the Securities Exchange Act of 1934, if the Company does not receive advance notice of a stockholder proposal to be raised at its 1999 annual meeting in accordance with the requirements of the Company's bylaws, management may use its discretionary voting authority to vote management proxies on the stockholder proposal without any discussion of the matter in the proxy statement. Pursuant to the Company's bylaws, a written notice of any such proposal must be received by the secretary of the Company at the principal executive offices of the Company not less than 120 calendar days in advance of the date of the proxy statement of the Company released to stockholders in connection with the previous year's annual meeting of stockholders (as noted above, the deadline is December 11, 1998 for the 1999 annual meeting); provided, however, that if the date of the 1999 annual meeting is changed by more than 30 days from the date contemplated at the time of the 1998 proxy statement, notice by the stockholder to be timely must be received not later than the close of business on the tenth day following the earlier of (a) the day on which notice of the date of the 1999 annual meeting was mailed or given to stockholders or (b) the date on which public disclosure of the date of the 1999 annual meeting was made. The notice must contain certain information required by the bylaws. The Company's bylaws also provide that the chairman of the annual meeting shall, if the facts warrant, determine and declare at the meeting that business was not properly brought before the meeting in compliance with the provisions of the bylaws; and, if such chairman shall so determine, then he or she shall so declare at the meeting, and any such business not properly brought before the meeting shall not be transacted.

Item 6. Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          2.19B* First Amendment to Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and TCI Cable Management Corporation, dated June 29, 1998.

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


Dated:  August 14, 1998

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

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS


Exhibit
Number                     Description
------                     -----------


2.19B*  First Amendment to Restated and Amended CSG Master Subscriber Management
            System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated June 29, 1998.


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