Form 10-Q
period 1998-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 1998-11-16
CIK 1005757

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                            YES  X     NO
                                ---       ---


Shares of common stock outstanding at November 10, 1998:  25,689,881

                        CSG SYSTEMS INTERNATIONAL, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                     INDEX


                                                                                              PAGE NO.
                                                                                            ----------

Part I  -   FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997..............................................                      3

            Condensed Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 1998 and 1997...........................                      4

            Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1998 and 1997..................................                      5

            Notes to Condensed Consolidated Financial Statements...............                      6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................                      8


Part II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...................................                     18

            Signatures.........................................................                     19

            Index to Exhibits..................................................                     20

                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                              September 30,  December 31,
                                                                                                  1998           1997
                                                                                             --------------  -------------
                                      ASSETS                                                   (unaudited)
Current assets:
 Cash and cash equivalents.................................................................  $  36,204       $  20,417
 Accounts receivable-
  Trade-
      Billed, net of allowance of $1,986 and $1,394........................................     58,342           44,678
      Unbilled.............................................................................      1,788            2,080
  Other................................................................................          1,514            1,400
 Deferred income taxes.....................................................................        458              443
 Other current assets......................................................................      3,046            2,664
                                                                                             --------------  -------------
  Total current assets.....................................................................    101,352           71,682
                                                                                             --------------  -------------
 Property and equipment, net of depreciation of $21,929 and $16,343........................     23,089           17,157
 Software, net of amortization of $34,860 and $34,104......................................      9,957            1,959
 Noncompete agreements and goodwill, net of amortization of $23,564 and $19,490............      8,997           13,938
 Client contracts and related intangibles, net of amortization of $16,305 and $12,822......     61,157           64,640
 Deferred income taxes.....................................................................     14,182            6,909
 Other assets..............................................................................      2,651            3,064
                                                                                             --------------  -------------
   Total assets............................................................................  $ 221,385       $  179,349
                                                                                             ==============  =============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt......................................................  $  15,750       $   6,750
 Customer deposits.........................................................................      9,476           7,002
 Trade accounts payable....................................................................     10,203          11,795
 Accrued liabilities.......................................................................     20,709          11,023
 Deferred revenue..........................................................................     18,235          10,619
 Conversion incentive payments.............................................................     23,981          17,768
 Accrued income taxes......................................................................      6,522           3,207
                                                                                             --------------  -------------
  Total current liabilities................................................................    104,876          68,164
                                                                                             --------------  -------------
Non-current liabilities:
 Long-term debt, net of current maturities.................................................    114,750         128,250
 Deferred revenue..........................................................................        740           7,789
 Conversion incentive payments.............................................................         -            8,232
                                                                                             --------------  -------------
  Total non-current liabilities............................................................    115,490         144,271
                                                                                             --------------  -------------
Stockholders' equity (deficit):
 Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
  zero shares issued and outstanding.......................................................         -               -
 Common stock, par value $.01 per share; 100,000,000 shares authorized;
  25,649,968 shares and 25,479,968 shares outstanding......................................        257             255
 Common stock warrants; 1,500,000 warrants issued and  outstanding.........................     26,145          26,145
 Additional paid-in capital................................................................    117,763         112,870
 Deferred employee compensation............................................................       (402)           (636)
 Notes receivable from employee stockholders...............................................       (489)           (685)
 Cumulative translation adjustments........................................................        165              (1)
 Treasury stock, at cost, 33,000 shares and zero shares....................................        (97)             -
 Accumulated deficit.......................................................................   (142,323)       (171,034)
                                                                                             --------------  -------------
  Total stockholders' equity (deficit).....................................................      1,019         (33,086)
                                                                                             --------------  -------------
  Total liabilities and stockholders' equity (deficit).....................................  $ 221,385       $ 179,349
                                                                                             ==============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME  - UNAUDITED
              (in thousands, except share and per share amounts)

                                                                            Three months ended           Nine months ended
                                                                      -----------------------------  ---------------------------
                                                                      September 30,   September 30,  September 30, September 30,
                                                                           1998            1997           1998          1997
                                                                      -------------- --------------  -------------- ------------
Total revenues.......................................................  $    63,461    $    43,278    $   167,013    $   122,890
Expenses:
 Cost of revenues:
   Direct costs......................................................       27,302         18,128         73,300         54,962
   Amortization of acquired software.................................         -             2,892           -             8,668
   Amortization of client contracts and related intangibles..........        1,402          1,023          3,646          3,069
                                                                      -------------- --------------  -------------- ------------
       Total cost of revenues........................................       28,704         22,043         76,946         66,699
                                                                      -------------- --------------  -------------- ------------
 Gross margin........................................................       34,757         21,235         90,067         56,191
                                                                      -------------- --------------  -------------- ------------
 Operating expenses:
   Research and development..........................................        6,972          5,677         20,278         16,331
   Selling and marketing.............................................        3,004          2,776          8,040          7,877
   General and administrative:
    General and administrative.......................................        5,841          5,394         17,059         14,181
    Amortization of noncompete agreements and goodwill...............        1,346          1,731          4,034          5,194
    Stock-based employee compensation................................           74             86            222            373
   Depreciation......................................................        2,064          1,831          5,894          5,051
                                                                      -------------- --------------  -------------- ------------
       Total operating expenses......................................       19,301         17,495         55,527         49,007
                                                                      -------------- --------------  -------------- ------------
Operating income.....................................................       15,456          3,740         34,540          7,184
                                                                      -------------- --------------  -------------- ------------
 Other income (expense):
   Interest expense..................................................       (2,473)          (938)        (7,481)        (2,195)
   Interest income...................................................          617            290          1,750            667
   Other.............................................................          (24)            21            (98)           352
                                                                      -------------- --------------  -------------- ------------
       Total other...................................................       (1,880)          (627)        (5,829)        (1,176)
                                                                      -------------- --------------  -------------- ------------
Income before income taxes, extraordinary item and
   discontinued operations...........................................       13,576          3,113         28,711          6,008
 Income tax (provision) benefit......................................         -              -              -               -
                                                                      -------------- --------------  -------------- ------------
Income before extraordinary item and discontinued operations.........       13,576          3,113         28,711          6,008
 Extraordinary loss from early extinguishment of debt................         -              (577)          -              (577)
                                                                      -------------- --------------  -------------- ------------
Income from continuing operations....................................       13,576          2,536         28,711          5,431
 Gain from disposition of discontinued operations....................         -             7,922           -             7,922
                                                                      -------------- --------------  -------------- ------------
Net income...........................................................  $    13,576    $    10,458    $    28,711    $    13,353
                                                                      ============== ==============  ============== ============

Basic net income per common share:
 Income before extraordinary item and discontinued operations........  $      0.53    $      0.12    $      1.12    $      0.24
 Extraordinary loss from early extinguishment of debt................         -             (0.02)          -             (0.02)
 Gain from disposition of discontinued operations....................         -              0.31           -              0.31
                                                                      -------------- --------------  -------------- ------------
 Net income .........................................................  $      0.53    $      0.41    $      1.12    $      0.53
                                                                      ============== ==============  ============== ============
 Weighted average common shares......................................   25,626,249     25,509,522     25,567,054     25,497,146
                                                                      ============== ==============  ============== ============

Diluted net income per common share:
 Income before extraordinary item and discontinued operations........  $      0.51    $      0.12          $1.09    $      0.23
 Extraordinary loss from early extinguishment of debt................         -             (0.02)          -             (0.02)
 Gain from disposition of discontinued operations....................         -              0.30           -              0.31
                                                                      -------------- --------------  -------------- ------------
 Net income .........................................................  $      0.51    $      0.40    $      1.09    $      0.52
                                                                      ============== ==============  ============== ============
 Weighted average common shares......................................   26,415,533     26,285,581     26,401,348     25,958,546
                                                                      ============== ==============  ============== ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (in thousands)

                                                                                        Nine months ended
                                                                                     ----------------------------
                                                                                     September 30,  September 30,
                                                                                         1998            1997
                                                                                     -------------  -------------
 Cash flows from operating activities:
  Net income......................................................................     $ 28,711         $ 13,353
  Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation...................................................................       5,894            5,051
    Amortization...................................................................       9,274           17,720
    Deferred income taxes..........................................................      (4,980)          (3,817)
    Stock-based employee compensation..............................................         222              373
    Extraordinary loss from early extinguishment of debt...........................           -              577
    Gain from disposition of discontinued operations...............................           -           (7,922)
    Changes in operating assets and liabilities:
      Trade accounts and other receivables, net....................................     (13,351)          (7,411)
      Other current and noncurrent assets..........................................        (857)            (819)
      Accounts payable and other liabilities.......................................      12,934            3,501
                                                                                     -------------  -------------
        Net cash provided by operating activities..................................      37,847           20,606
                                                                                     -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment, net.........................................     (11,781)          (7,892)
  Acquisition of assets............................................................      (5,974)        (106,226)
  Additions to software............................................................      (1,410)          (9,796)
  Proceeds from disposition of discontinued operations.............................           -            8,654
  Payments of conversion incentive payments........................................      (2,019)               -
                                                                                     -------------  -------------
        Net cash used in investing activities......................................     (21,184)        (115,260)
                                                                                     -------------  -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock...........................................       3,499              623
  Repurchase of common stock.......................................................          (2)             (24)
  Payments on notes receivable from employee stockholders..........................          50                -
  Proceeds from long-term debt.....................................................           -          150,000
  Payments on long-term debt.......................................................      (4,500)         (32,500)
  Payment of deferred financing costs..............................................           -           (3,181)
                                                                                     -------------  -------------
        Net cash provided by (used in) financing activities........................        (953)         114,918
                                                                                     -------------  -------------
Effect of exchange rate fluctuations on cash......................................           77             (450)
                                                                                     -------------  -------------
Net increase in cash and cash equivalents.........................................       15,787           19,814

Cash and cash equivalents, beginning of period....................................       20,417            6,134
                                                                                     -------------  -------------
Cash and cash equivalents, end of period..........................................     $ 36,204         $ 25,948
                                                                                     =============  =============
Supplemental disclosures of cash flow information:
  Cash paid during the period for-
    Interest......................................................................     $  6,756         $  1,878
    Income taxes..................................................................     $  1,591         $  2,678

Supplemental disclosure of noncash investing and financing activities:

 During September 1997, the Company granted 1.5 million common stock warrants, valued at $26.1 million, and recorded a liability for $26.0 million for conversion incentive payments as part of the purchase price for the SUMMITrak asset acquisition.

 During July 1998, the Company assumed liabilities of $1.3 million as part of the purchase price for the USTATS asset acquisition.


                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The condensed consolidated financial statements at September 30, 1998, and for the three and nine months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results for the entire year ending December 31, 1998.


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

The dilutive potential common shares from Common Stock Warrants are excluded from the diluted net income per common share calculation as the events necessary to allow the exercise of the warrants had not been satisfied as of September 30, 1998 or September 30, 1997. For the three and nine month periods ended September 30, 1998 and 1997, the weighted average diluted potential common shares from Common Stock Warrants excluded from diluted net income per common share are as follows:


                                              For the Three   For the Nine
                                               Months Ended   Months Ended
                                              -------------  ------------
      September 30, 1998..................          667,493       650,652
      September 30, 1997..................           38,573        12,858


3.   COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The Company's comprehensive income was as follows (in thousands):


                                Three months ended   Nine months ended
                                   September 30,        September 30,
                                -------------------  ------------------
                                  1998      1997       1998      1997
                                --------  ---------  --------  --------
Net income                      $ 13,576  $ 10,458   $ 28,711  $ 13,353
Foreign currency translation
  adjustments                         97      (200)       166      (704)
                                --------  ---------  --------  --------
Comprehensive income            $ 13,673  $  10,258  $ 28,877  $ 12,649
                                ========  =========  ========  ========

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


5.   ASSET ACQUISITION

On July 30, 1998, the Company acquired substantially all of the assets of US Telecom Advanced Technology Systems, Inc. (USTATS) for approximately $6.0 million in cash and assumption of certain liabilities of approximately $1.3 million. USTATS, a South Carolina-based company, specializes in open systems, client/server customer care and billing systems serving the telecommunications markets. The cash portion of the purchase price was paid out of corporate funds. The total purchase price of $7.3 million has been allocated to the technology and software acquired and will be amortized over its expected useful life of five years.


6.   RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Certain December 31, 1997 amounts have been reclassified to conform with the September 30, 1998 presentation.


7.   ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

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

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                             Three months ended September 30,            Nine months ended September 30,
                                        ----------------------------------------    -------------------------------------------
                                              1998                   1997                    1998                  1997
                                        -----------------     ------------------    --------------------     ------------------
                                                   % of                   % of                    % of                   % of
                                        Amount    Revenue     Amount     Revenue     Amount      Revenue      Amount    Revenue
                                        -------   -------     -------    -------    --------     -------     --------   -------
Total revenues......................... $63,461     100.0%    $43,278      100.0%   $167,013       100.0%    $122,890     100.0%

Expenses:
  Cost of revenues:
   Direct costs........................  27,302      43.0      18,128       41.9      73,300        43.9       54,962      44.7
   Amortization of acquired software...       -         -       2,892        6.7           -           -        8,668       7.1
   Amortization of client contracts
    and related intangibles............   1,402       2.2       1,023        2.4       3,646         2.2        3,069       2.5
                                        -------   -------     -------    -------    --------     -------     --------   -------
      Total cost of revenues...........  28,704      45.2      22,043       51.0      76,946        46.1       66,699      54.3
                                        -------   -------     -------    -------    --------     -------     --------   -------
  Gross margin.........................  34,757      54.8      21,235       49.0      90,067        53.9       56,191      45.7
                                        -------   -------     -------    -------    --------     -------     --------   -------
  Operating expenses:
   Research and development............   6,972      11.0       5,677       13.1      20,278        12.2       16,331      13.3
   Selling and marketing...............   3,004       4.7       2,776        6.4       8,040         4.8        7,877       6.4
   General and administrative:
    General and administrative ........   5,841       9.2       5,394       12.5      17,059        10.2       14,181      11.6
    Amortization of noncompete
     agreements and goodwill...........   1,346       2.1       1,731        4.0       4,034         2.4        5,194       4.2
    Stock-based employee compensation..      74       0.1          86        0.2         222         0.1          373       0.3
   Depreciation........................   2,064       3.3       1,831        4.2       5,894         3.5        5,051       4.1
                                        -------   -------     -------    -------    --------     -------     --------   -------
      Total operating expenses.........  19,301      30.4      17,495       40.4      55,527        33.2       49,007      39.9
                                        -------   -------     -------    -------    --------     -------     --------   -------
Operating income.......................  15,456      24.4       3,740        8.6      34,540        20.7        7,184       5.8
                                        -------   -------     -------    -------    --------     -------     --------   -------

  Other income (expense):
   Interest expense....................  (2,473)     (3.9)       (938)      (2.1)     (7,481)       (4.5)      (2,195)     (1.8)
   Interest income.....................     617       0.9         290        0.7       1,750         1.0          667       0.6
   Other...............................     (24)        -          21          -         (98)          -          352       0.3
                                        -------   -------     -------    -------    --------     -------     --------   -------
      Total other......................  (1,880)     (3.0)       (627)      (1.4)     (5,829)       (3.5)      (1,176)     (0.9)
                                        -------   -------     -------    -------    --------     -------     --------   -------
Income before income taxes,
   extraordinary item and
    discontinued operations............  13,576      21.4       3,113        7.2      28,711        17.2        6,008       4.9
   Income tax (provision) benefit......       -         -           -          -           -           -            -         -
                                        -------   -------     -------    -------    --------     -------     --------   -------
Income before extraordinary
   item and discontinued
    operations.........................  13,576      21.4       3,113        7.2      28,711        17.2        6,008       4.9
   Extraordinary loss from early
    extinguishment of debt.............       -         -        (577)      (1.3)          -           -         (577)     (0.5)
                                        -------   -------     -------    -------    --------     -------     --------   -------
Income from continuing operations......  13,576      21.4       2,536        5.9      28,711        17.2        5,431       4.4
   Gain from disposition of
    discontinued operations............       -         -       7,922       18.3           -           -        7,922       6.5
                                        -------   -------     -------    -------    --------     -------     --------   -------
Net income............................. $13,576      21.4%    $10,458       24.2%   $ 28,711        17.2%    $ 13,353      10.9%
                                        =======   =======     =======    =======    ========     =======     ========   =======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues. Total revenues for the three months ended September 30, 1998, increased 46.6% to $63.5 million, from $43.3 million for the three months ended September 30, 1997, due to increased revenues from the Company's processing and related services, and increased revenues from software and related product sales and professional consulting services.

Revenues from processing and related services for the three months ended September 30, 1998, increased 51.2% to $49.6 million, from $32.8 million for the three months ended September 30, 1997. Of the total increase in revenue, approximately 60% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 40% was due to increased revenue per customer. Customers serviced as of September 30, 1998, and 1997, respectively, were 27.2 million and 20.7 million, an increase of 31.6%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's
systems, and internal customer growth experienced by existing clients.   From
July 1, 1998 through September 30, 1998, the Company converted and processed approximately 1.9 million additional customers on its systems. Revenue per customer increased due primarily to (i) the 15-year Tele-Communications, Inc.
(TCI) processing contract (the TCI Contract) executed in September 1997, (ii) increased usage of ancillary services by clients, and (iii) price increases included in client contracts.

Revenues from software and related product sales and professional consulting services for the three months ended September 30, 1998, increased 32.3% to $13.8 million, from $10.5 million for the three months ended September 30, 1997. This increase relates primarily to the continued growth of the Company's software products and related product sales.

Amortization of Acquired Software. Amortization of acquired software decreased to zero for the three months ended September 30, 1998, from $2.9 million for the three months ended September 30, 1997, due to acquired software from the Company's leveraged buy-out of CSG Systems, Inc. (the Acquisition) in November 1994 becoming fully amortized as of November 30, 1997.

Amortization of Client Contracts and Related Intangibles. Amortization of client contracts and related intangibles for the three months ended September 30, 1998, increased 37.0% to $1.4 million, from $1.0 million for the three months ended September 30, 1997. The increase in expense is due primarily to amortization of the value assigned to the TCI Contract, offset by a decrease due to client conversion methodologies from the Acquisition becoming fully amortized as of November 30, 1997.

Gross Margin. Gross margin for the three months ended September 30, 1998, increased 63.7% to $34.8 million, from $21.2 million for the three months ended September 30, 1997, due primarily to revenue growth. The gross margin percentage increased to 54.8% for the three months ended September 30, 1998, compared to 49.0% for the three months ended September 30, 1997. The overall increase in the gross margin percentage is due primarily to the increase in revenues while the combined amount of amortization of acquired software and amortization of client contracts and related intangibles decreased.

Research and Development Expense. Research and development (R&D) expense for the three months ended September 30, 1998, increased 22.8% to $7.0 million, from $5.7 million for the three months ended September 30, 1997. As a percentage of total revenues, R&D expense decreased to 11.0% for the three months ended September 30, 1998, from 13.1% for the three months ended September 30, 1997.

During the three months ended September 30, 1997, the Company capitalized software development costs of approximately $2.9 million, which consisted of $2.8 million of internal development costs and $0.1 million of purchased software. The Company did not capitalize any software development costs during the three months ended September 30, 1998. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for the three months ended September 30, 1998 and 1997, were $7.0 million, or 11.0% of total revenues, and $8.5 million, or 19.6% of total revenues, respectively. The
                                       9
overall decrease in the R&D expenditures between periods is due primarily to effective control of development costs, primarily the reduction of third-party, contracted programming services.

Selling and Marketing Expense. Selling and marketing (S&M) expense for the three months ended September 30, 1998, increased 8.2% to $3.0 million, from $2.8 million for the three months ended September 30, 1997. As a percentage of total revenues, S&M expense decreased to 4.7% for the three months ended September 30, 1998, from 6.4% for the three months ended September 30, 1997. The overall decrease in S&M expenses as a percentage of total revenues is due primarily to increased revenues, while controlling S&M costs.

General and Administrative Expense. General and administrative (G&A) expense for the three months ended September 30, 1998, increased 8.3% to $5.8 million, from $5.4 million for the three months ended September 30, 1997. As a percentage of total revenues, G&A expense decreased to 9.2% for the three months ended September 30, 1998, from 12.5% for the three months ended September 30, 1997. The increase in G&A expenses relates primarily to the continued expansion of the Company's administrative staff and other administrative costs to support the Company's overall growth. The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenues, while controlling G&A costs.

Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill for the three months ended September 30, 1998, decreased 22.2%, to $1.3 million, from $1.7 million for the three months ended September 30, 1997. The decrease in amortization expense is due primarily to a write-down of certain intangible assets in the fourth quarter of 1997.

Depreciation Expense. Depreciation expense for the three months ended September 30, 1998, increased 12.7% to $2.1 million, from $1.8 million for the three months ended September 30, 1997. The increase in expense relates to capital expenditures made during the last six months of 1997 and the first nine months of 1998 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities.

Operating Income. Operating income for the three months ended September 30, 1998, was $15.5 million or 24.4% of total revenues, compared to $3.7 million or 8.6% of total revenues for the three months ended September 30, 1997. The increase between years relates to the factors discussed above.

The Company incurred certain one-time or acquisition-related charges (Acquisition Charges) in connection with the Acquisition in November 1994. The Acquisition Charges include amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill, and stock-based compensation. Operating income for the three months ended September 30, 1998 and 1997, excluding Acquisition Charges of $2.1 million and $5.4 million, was $17.5 million or 27.6% of total revenues, and $9.2 million or 21.2% of total revenues, respectively. See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for additional discussion regarding the Acquisition Charges and the impact of such charges on operations.

Interest Expense. Interest expense for the three months ended September 30, 1998, increased 163.6% to $2.5 million, from $0.9 million for the three months ended September 30, 1997, with the increase attributable primarily to the financing of the Company's acquisition of the SUMMITrak assets in September 1997.

Interest Income. Interest income for the three months ended September 30, 1998, increased 112.8% to $0.6 million, from $0.3 million for the three months ended September 30, 1997, with the increase attributable primarily to an increase in operating funds available for investment.

Extraordinary Loss From Early Extinguishment Of Debt. In September 1997, the Company recorded an extraordinary charge of $0.6 million for the write-off of deferred financing costs related to retirement of it's outstanding bank indebtedness of $27.5 million in conjunction with financing for the SUMMITrak asset acquisition.

Gain From Disposition of Discontinued Operations. The gain from disposition of discontinued operations of $7.9 million for the three months ended September 30, 1997 relates to the Company's divestiture of it's remaining investment in Anasazi Inc. in September 1997 for $8.6 million in cash.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues. Total revenues for the nine months ended September 30, 1998, increased 35.9% to $167.0 million, from $122.9 million for the nine months ended September 30, 1997, due to increased revenues from the Company's processing and related services, and increased revenues from software and related product sales and professional consulting services.

Revenues from processing and related services for the nine months ended September 30, 1998, increased 39.4% to $133.5 million, from $95.8 million for the nine months ended September 30, 1997. Of the total increase in revenue, approximately 62% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 38% was due to increased revenue per customer. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and internal customer growth experienced by
existing clients.   From January 1, 1998 through September 30, 1998, the Company converted and processed approximately 6.1 million additional customers on its systems. Revenue per customer increased due primarily to (i) the TCI Contract executed in September 1997, (ii) increased usage of ancillary services by clients, and (iii) price increases included in client contracts.

Revenues from software and related product sales and professional consulting service for the nine months ended September 30, 1998, increased 23.4% to $33.5 million, from $27.1 million for the nine months ended September 30, 1997. This increase relates to the continued growth of the Company's software products and related product sales and professional consulting services.

Amortization of Acquired Software. Amortization of acquired software decreased to zero for the nine months ended September 30, 1998, from $8.7 million for the nine months ended September 30, 1997, due to acquired software from the Acquisition in November 1994 becoming fully amortized as of November 30, 1997.

Amortization of Client Contracts and Related Intangibles. Amortization of client contracts and related intangibles for the nine months ended September 30, 1998, increased 18.8% to $3.6 million, from $3.1 million for the nine months ended September 30, 1997. The increase in expense is due to amortization of the value assigned to the TCI Contract, offset by a decrease due to client conversion methodologies from the Acquisition becoming fully amortized as of November 30, 1997.

Gross Margin. Gross margin for the nine months ended September 30, 1998, increased 60.3% to $90.1 million, from $56.2 million for the nine months ended September 30, 1997, due primarily to revenue growth. The gross margin percentage increased to 53.9% for the nine months ended September 30, 1998, compared to 45.7% for the nine months ended September 30, 1997. The overall increase in the gross margin percentage is due primarily to the increase in revenues while the amount of amortization of acquired software and amortization of client contracts and related intangibles decreased, and to a lesser degree, the improvement in the gross margin percentage for processing and related services, due primarily to the increase in revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. R&D expense for the nine months ended September 30, 1998, increased 24.2% to $20.3 million, from $16.3 million for the nine months ended September 30, 1997. As a percentage of total revenues, R&D expense decreased to 12.2% for the nine months ended September 30, 1998, from 13.3% for the nine months ended September 30, 1997.

During the nine months ended September 30, 1997, the Company capitalized software development costs of approximately $9.7 million, which consisted of $8.4 million of internal development costs and $1.3 million of purchased software. The Company capitalized third party, contracted costs of approximately $1.4 million during the nine months ended September 30, 1998, related primarily to enhancements to existing products. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for the nine months ended September 30, 1998 and 1997, were $21.7 million, or 13.0% of total revenues, and $24.7 million, or 20.1% of total revenues, respectively. The overall decrease in the R&D expenditures between periods is due primarily to effective control of development costs, primarily the reduction of third-party, contracted programming services.

Selling and Marketing Expense. S&M expense for the nine months ended September 30, 1998, increased 2.1% to $8.0 million, from $7.9 million for the nine months ended September 30, 1997. As a percentage of total revenues, S&M expense decreased to 4.8% for the nine months ended September 30, 1998, from 6.4% for the nine months ended September 30, 1997. The overall decrease in S&M expenses as a percentage of total revenues is due primarily to increased revenues, while controlling S&M costs.

General and Administrative Expense. G&A expense for the nine months ended September 30, 1998, increased 20.3% to $17.1 million, from $14.2 million for the nine months ended September 30, 1997. As a percentage of total revenues, G&A expense decreased to 10.2% for the nine months ended September 30, 1998, from 11.6% for the nine months ended September 30, 1997. The increase in G&A expenses relates primarily to the continued expansion of the Company's administrative staff and other administrative costs to support the Company's overall growth. The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenue, while controlling G&A costs.

Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill for the nine months ended September 30, 1998, decreased 22.3%, to $4.0 million, from $5.2 million for the nine months ended September 30, 1997. The decrease in amortization expense is due primarily to a write-down of certain intangible assets in the fourth quarter of 1997.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 1998, increased 16.7% to $5.9 million, from $5.1 million for the nine months ended September 30, 1997. The increase in expense relates to capital expenditures made throughout 1997 and the first nine months of 1998 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities.

Operating Income. Operating income for the nine months ended September 30, 1998, was $34.5 million or 20.7% of total revenues, compared to $7.2 million or 5.8% of total revenues for the nine months ended September 30, 1997. The increase between years relates to the factors discussed above.

Operating income for the nine months ended September 30, 1998 and 1997, excluding Acquisition Charges of $6.2 million and $16.4 million, was $40.7 million or 24.4% of total revenues, and $23.6 million or 19.2% of total revenues, respectively.

Interest Expense. Interest expense for the nine months ended September 30, 1998, increased 240.8% to $7.5 million, from $2.2 million for the nine months ended September 30, 1997, with the increase attributable primarily to the financing of the Company's acquisition of the SUMMITrak assets in September 1997.

Interest Income. Interest income for the nine months ended September 30, 1998, increased 162.4% to $1.8 million, from $0.7 million for the nine months ended September 30, 1997, with the increase attributable primarily to an increase in operating funds available for investment and an increase in interest charges on aged client accounts.

Extraordinary Loss From Early Extinguishment Of Debt. In September 1997, the Company recorded an extraordinary charge of $0.6 million for the write-off of deferred financing costs related to retirement of it's outstanding bank indebtedness of $27.5 million in conjunction with financing for the SUMMITrak asset acquisition.

Gain From Disposition of Discontinued Operations. The gain from disposition of discontinued operations of $7.9 million for the nine months ended September 30, 1997 relates to the Company's divestiture of it's remaining investment in Anasazi Inc. in September 1997 for $8.6 million in cash.

Major Clients
-------------

During the nine months ended September 30, 1998 and 1997, revenues from TCI represented approximately 36.3% and 28.0% of total revenues, and revenues from Time Warner Cable and its affiliated companies (Time Warner) represented 16.3% and 19.2% of total revenues, respectively. The increase in the TCI percentage between periods relates primarily to the additional TCI customers converted to the Company's systems as a result of the 15-year TCI Contract executed in September 1997. The decrease in the Time Warner percentage between periods results from a larger total revenue base for the Company, as total revenues from Time Warner increased between periods. The Company has separate processing agreements with multiple affiliates of Time Warner and provides products and services to them under separately negotiated and executed contracts.

Income Taxes
------------

At September 30, 1998, the Company concluded that it was more likely than not that certain of the Company's deferred tax assets would be realized. Accordingly, the Company has recognized a net deferred tax asset of approximately $14.6 million. The Company has recorded a valuation allowance of approximately $48.5 million against the remaining net deferred tax assets since realization of these future benefits is not sufficiently assured as of September 30, 1998.

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

Liquidity and Capital Resources
-------------------------------

As of September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $36.2 million. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At September 30, 1998, all of the $40.0 million revolving credit facility was available to the Company based on the current level of eligible receivables. The revolving credit facility expires in September 2002.

As of September 30, 1998 and December 31, 1997, respectively, the Company had $58.3 million and $44.7 million in net trade accounts receivable, an increase of $13.6 million, with the increase primarily a result of the Company's revenue growth. The Company's trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average net trade accounts receivable balance for the period. Some of the Company's most recent DBO calculations are as follows:


                                       For the Month   For the Quarter
                                           Ended            Ended
                                       -------------   ---------------
            September 30, 1998.....         46               53
            June 30, 1998..........         54               58
            March 31, 1998.........         59               59
            December 31, 1997......         58               54


During the nine months ended September 30, 1998, the Company generated $37.8 million of net cash flow from operating activities. Cash generated from these sources and the proceeds of $3.5 million from the issuance of common stock through the Company's stock incentive plans were used to (i) fund capital expenditures of $11.8 million, (ii) fund additions to software of $1.4 million,
(iii) fund the acquisition of assets of US Telecom Advanced Technology Systems, Inc. for $6.0 million, (iv) pay conversion incentive payments of $2.0 million, and (v) repay long-term debt of $4.5 million.

Earnings from continuing operations (before extraordinary item) before interest, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 1998 was $49.0 million or 29.3% of total revenues, compared to $30.3 million or 24.7% of total revenues for the nine months ended September 30, 1997. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods.

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

The loan agreement restricts, among other things, the payment of dividends or other types of distributions on any class of the Company's stock unless the Company's leverage ratio, as defined in the loan agreement, is under 1.50. As of September 30, 1998, the leverage ratio was 1.85.

The purchase price for the SUMMITrak assets acquired in September 1997 included up to $26.0 million in conversion incentive payments. The timing of the conversion incentive payments is based upon the achievement of certain milestones by TCI and the Company, as specified in the SUMMITrak asset acquisition agreement. The milestones are based principally upon the number of TCI's customers converted to, and the total number of TCI customers processed on, the Company's customer care and billing system. Total payments as of September 30, 1998 have been approximately $2.0 million. Based on the conversions performed to date and the future conversions scheduled as of September 30, 1998, the Company expects to pay the remaining $24.0 million to TCI within the next 12 months.

On July 30, 1998, the Company acquired substantially all of the assets of US Telecom Advanced Technology Systems, Inc. (USTATS) for approximately $6.0 million in cash and assumption of certain liabilities of approximately $1.3 million. USTATS, a South Carolina-based company, specializes in open systems, client/server customer care and billing systems serving the telecommunications markets. The Company intends to use the acquired technology and software to i) enhance its current service-bureau telephony customer care and billing system, and ii) provide a customer care and billing system for the domestic and international competitive local exchange carrier (CLEC) and incumbent local exchange carrier (ILEC) markets. The cash portion of the purchase price was paid out of corporate funds. The total purchase price of $7.3 million has been allocated to the technology and software acquired and will be amortized over its expected useful life of five years.

The Company continues to make significant investments in capital equipment, facilities, and research and development. The Company had no significant capital commitments as of September 30, 1998. The Company believes that cash generated from operations, together with the current cash and cash equivalents and the amount available under the revolving credit facility, will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, conversion incentive payments and capital expenditures for both its short and long-term purposes.

Year 2000
---------

The Company's business is dependent upon various computer software programs and operating systems that utilize dates and process data beyond the year 2000. The Company's actions to address the risks associated with the year 2000 are as follows:

The Company's State of Readiness
--------------------------------
The Company has established a corporate program to coordinate its year 2000
(Y2K) compliance efforts across all business functions and geographic areas. The scope of the program includes addressing the risks associated with the Company's
i) information technology (IT) systems (including the Company's products and services), ii) non-IT systems that include embedded technology (e.g., buildings, plant, equipment and other infrastructure), and iii) significant vendors and their Y2K readiness. The Company is utilizing the following steps in executing its Y2K compliance program: 1) awareness, 2) assessment, 3) renovation (including upgrades and enhancements to the Company's products), 4) validation and testing, and 5) implementation. The Company has completed the awareness and assessment steps for all areas.

IT Systems. The renovation step has been substantially completed for all mission critical IT systems and products, and the Company now is focusing its efforts on validation and testing. The Company's most significant renovation effort involved its core product, CCS. CCS utilizes one subroutine for calculating dates, with the various computer programs within CCS with date dependent calculations accessing this subroutine. As a result, all date calculations are performed in one location. The renovation of this subroutine and the related interfaces to the various date dependent programs has been completed. The Company is now testing CCS and its related software products (e.g., ACSR, ACSR Telephony, etc.) using its standard testing methodologies, while adding date simulation to specifically address the Y2K risk. Such date simulation considers pre-2000, cross over, and post-2000 time frames, including year 2000 leap year considerations. The Company believes it will be 80-90% completed with its testing for CCS and related software products by December 31, 1998, with the remaining testing expected to be done by the end of the first quarter of 1999. Implementation into the production environment is expected to occur shortly after testing is completed.

For the Company's non-CCS related software products, no renovation is believed necessary as the products are relatively new and were designed to be Y2K compliant. The Company plans to test these products with similar date simulation techniques discussed above to ensure they are Y2K compliant. Such testing is expected to be substantially completed by the end of 1998.

Non-IT Systems. The Company expects to have all of its mission critical non-IT systems Y2K compliant by the end of the first quarter of 1999. The Company is currently formulating its testing and implementation plans for its mission critical non-IT systems.

Significant Vendors. As part of the Company's Y2K compliance program, the Company has contacted its significant vendors to assess their Y2K readiness. For all mission critical third party software embedded in or specified for use in conjunction with the Company's IT systems and products, the Company's communications with the vendors indicates that the vendors believe they will be Y2K compliant by the end of 1998. Such third party software is being tested in conjunction with the testing of the IT systems and products discussed above. All other significant vendors (including the Company's vendor who provides data processing services for CCS) have indicated they will be Y2K compliant by the end of 1998, except for one of the Company's vendors which provides data lines access for CCS. This vendor indicates that it expects to be Y2K compliant by the end of the first quarter of 1999. There can be no assurance that i) the Company's significant vendors will succeed in their Y2K compliance efforts, or
ii) the failure of vendors to address year 2000 compliance will not have a material adverse effect on the Company's business or results of operations.

The Costs to Address the Company's Year 2000 Issues
---------------------------------------------------
Since inception of its program in 1995 through September 30, 1998, the Company has incurred and expensed costs of approximately $2.3 million related to Y2K compliance efforts. The total estimated costs to complete the Company's Y2K compliance effort are approximately $1.6 million. The estimated costs to complete, which does not include any costs which may be incurred by the Company if its significant vendors fail to timely address Y2K compliance, is based on currently known circumstances and various assumptions regarding future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

The Risks of the Company's Year 2000 Issues
-------------------------------------------
The Company's failure to timely resolve the Y2K risks could result in system failures, the generation of erroneous information, and other significant disruptions of business activities, including among others, access to CCS and the use of related software products, and timely printing and delivery of clients' customers' statements. Although the Company believes it will be successful in its Y2K compliance efforts, there can be no assurance that the Company's systems and products contain all necessary date code changes. In addition, the Company's operations may be at risk if its vendors and other third parties fail to adequately address the Y2K issue or if software conversions result in system incompatibilities with these third parties. To the extent that either the Company or a third-party vendor or service provider on which the Company relies does not achieve Y2K compliance, the Company's results of operations could be materially adversely affected. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruption will arise out of Y2K issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

As is the case with many software companies and service providers, if the Company's current or future clients experience significant business interruptions due to their failure to achieve Y2K compliance, the Company's results of operations could be materially adversely affected. There can be no assurance that the Company's current or future clients will adequately and successfully address their Y2K risk and not experience any business interruptions.

The Company's Contingency Plan
------------------------------
The Company has not yet developed a comprehensive contingency plan to address the situation that may result if the Company or its vendors are unable to achieve Y2K compliance for its critical operations. During the fourth quarter of 1998 and the first quarter of 1999, based upon the status of the Company's Y2K compliance efforts at that time and the Company's perceived risks to critical business operations, the Company plans to evaluate what areas the Company believes a contingency plan may be necessary, and execute such contingency plan if warranted. The i) inability to timely implement a contingency plan, if deemed necessary, and ii) the cost to develop and implement such a plan, may have a material adverse effect on the Company's results of operations.

Certain Factors That May Affect Future Results of Operations
------------------------------------------------------------
Except for statements of existing or historical facts, the foregoing discussion of Y2K consists of forward-looking statements and assumptions relating to forward-looking statements, including without limitation the statements relating to future costs, the timetable for completion of Y2K compliance efforts, potential problems relating to Y2K, the Company's state of readiness, third party representations, and the Company's plans and objectives for addressing Y2K problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation i) the failure of vendors and service providers (such as the vendors of data processing services and data lines access for CCS and providers of third party software) to timely achieve Y2K compliance, ii) system incompatibilities with third parties resulting from software conversions, iii) the Company's systems and products not containing all necessary date code changes, iv) the failure of existing or future clients to achieve Y2K compliance, v) potential litigation arising out of Y2K issues, the risk of which may be greater for information technology based service providers such as the Company, vi) the failure of the Company's validation and testing phase to detect operational problems internal to the

Company, in the Company's products or services or in the Company's interface with service providers, vendors or clients, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technological infeasibility of testing certain non-IT systems, the perceived cost-benefit constraints against conducting all available testing, or the unavailability of third parties to participate in testing, or vii) the failure to timely implement a contingency plan to the extent Y2K compliance is not achieved.

                        CSG SYSTEMS INTERNATIONAL, INC.
                          PART II. OTHER INFORMATION



Item 1-5.  None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits

                 2.19C Sixth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and TCI Cable Management Corporation, dated July 22, 1998.

                 2.19D* Seventh Amendment to Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 8, 1998.

                 2.19E Eighth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 25, 1998.

                 2.19F* Eleventh Amendment to Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 30, 1998.

                 10.40C* First Amendment to Amended and Restated Services
                         Agreement between CSG Systems, Inc. and First Data Technologies, Inc., dated July 8, 1998.

                 27.01   Financial Data Schedule (EDGAR Version only)

                 99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors.

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

Dated:  November 16, 1998

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

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS



Exhibit
Number                         Description
------                         -----------

2.19C          Sixth Amendment to Restated and Amended CSG Master Subscriber
                 Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated July 22, 1998.

2.19D*         Seventh Amendment to Restated and Amended CSG Master Subscriber
                 Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 8, 1998.

2.19E          Eighth Amendment to Restated and Amended CSG Master Subscriber
                 Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 25, 1998.

2.19F*         Eleventh Amendment to Restated and Amended CSG Master Subscriber
                 Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 30, 1998.

10.40C*        First Amendment to Amended and Restated Services Agreement
                 between CSG Systems, Inc. and First Data Technologies, Inc., dated July 8, 1998.

27.01          Financial Data Schedule (EDGAR Version only)

99.01          Safe Harbor for Forward-Looking Statements Under the Private
                 Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors.

__________________

* Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.