Form 10-K
period 1998-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 1999-03-29
CIK 1005757

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
                   For the transition period from     to

                        Commission file number 0-27512

                        CSG SYSTEMS INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  47-0783182
                     (I.R.S. Employer Identification No.)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on January 31, 1999 was $1,706,906,316.

  Shares of common stock outstanding at March 15, 1999: 51,613,111.

                      DOCUMENTS INCORPORATED BY REFERENCE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
  Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be filed on or prior to April 30, 1999, are incorporated by reference into Part III of the Form 10-K.

                        CSG SYSTEMS INTERNATIONAL, INC.

                                 1998 FORM 10-K

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 PART I
 Item 1.   Business.....................................................      3
 Item 2.   Properties...................................................      9
 Item 3.   Legal Proceedings............................................      9
 Item 4.   Submission of Matters to a Vote of Security Holders..........      9
 PART II
 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................     10
 Item 6.   Selected Financial Data......................................     11
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     13
 Item 8.   Financial Statements and Supplementary Data..................     27
 Item 9.   Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................     48
 PART III
 Item 10.  Directors and Executive Officers of the Registrant...........     49
 Item 11.  Executive Compensation.......................................     49
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management...................................................     49
 Item 13.  Certain Relationships and Related Transactions...............     49
 PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................     49
 Signatures..............................................................    50

ITEM 1. BUSINESS

GENERAL

  CSG Systems International, Inc. (the "Company" or "CSG") was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from First Data Corporation ("FDC") in November 1994 (the "CSG Acquisition"). CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until the acquisition.

  The Company's principal executive offices are located at 7887 East Belleview, Suite 1000, Englewood, Colorado 80111, and the telephone number at that address is (303) 796-2850. The Company's common stock is listed on the Nasdaq National Market under the symbol "CSGS".

COMPANY OVERVIEW

  The Company provides customer care and billing solutions worldwide for the converging communications markets, including cable television, direct broadcast satellite ("DBS"), telephony, on-line services and others. The Company's products and services enable its clients to focus on their core businesses, improve customer service, and enter new markets and operate more efficiently. The Company offers its clients a full suite of processing and related services, and software and professional services which automate customer care and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing, management reporting, and customer analysis for target marketing. The Company's products and services combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture. The Company generated revenue of $236.6 million in 1998 compared to $171.8 million in 1997, an increase of 38%, and revenue grew at a compound annual growth rate of 35% over the three-year period ended December 31, 1998.

  The Company has established a leading presence by developing strategic relationships with major participants in the cable television and DBS industries, and derived approximately 78% and 13% of its total revenues in 1998 from the U.S. cable television and DBS industries, respectively. The Company provides customer care and billing to one-third of the households in the U.S. During 1998, the Company derived approximately 81% of its total revenues from processing and related services. At December 31, 1998, the Company was servicing client sites having an aggregate of 29.5 million customers in the U.S., compared to 21.1 million customers serviced as of December 31, 1997, an increase of 39%. During 1998, the Company converted and processed approximately 9.0 million new customers on its systems, with approximately 7.7 million of these new customers coming from Tele-Communications, Inc. ("TCI"). Total domestic revenue per customer account for 1998 was $8.71, compared to $7.73 for 1997, an increase of 13%, and revenue per customer account grew at a compound annual growth rate of 16% over the three-year period ended December 31, 1998.

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

  In 1998, the Company acquired substantially all of the assets of US Telecom Advanced Technology Systems, Inc. ("USTATS") for approximately $6.0 million in cash and assumption of certain liabilities of approximately $1.3 million. USTATS, a South Carolina-based company, specializes in open systems, client/server customer care and billing systems serving the telecommunications markets. This acquisition strengthened CSG's core telephony system serving cable television providers and provided technology for use in entering new markets, including the competitive local exchange carrier ("CLEC") and incumbent local exchange carriers ("ILEC").

  In September 1997, the Company entered into a 15-year processing agreement with TCI (the "TCI Contract") which expires in 2012. The TCI Contract has minimum financial commitments over the 15-year life of the contract and includes exclusive rights to provide customer care and billing products and services for TCI's offerings of wireline video, all Internet/high-speed data services, residential wireline telephony services, and print and mail services. As of December 31, 1998, the Company had successfully converted approximately 8 million of the over 9 million TCI customers originally scheduled to be converted under the TCI Contract. The remaining customers are scheduled to be converted to the Company's processing system by the second quarter of 1999. AT&T completed a merger with TCI in March 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the TCI Contract and the TCI and AT&T merger.

  In addition, during 1997, the Company purchased certain SUMMITrak software technology assets that were in development from TCI. The development efforts are on schedule and the resource requirements for completion of the development efforts are consistent with the original expectations. The related products from these development efforts are expected to be available for general release in 1999. See Note 4 to the Company's Consolidated Financial Statements for additional discussion of the SUMMITrak asset acquisition.

  The Company expanded its operations internationally through the acquisition of Bytel Limited in June 1996. During 1998, Bytel Limited changed its name to CSG International Limited ("CSGI"). CSGI, established in 1992, is a leading provider of customer care and billing solutions in the United Kingdom to providers of converged cable television and telephony services. During 1998, 1997, and 1996, the Company derived 6.3%, 9.6%, and 8.1%, respectively, of its total revenues from international sources. See Note 3 to the Company's Consolidated Financial Statements for additional discussion of the Company's international operations.

Growth Strategy

  The Company's growth strategy is designed to provide revenue and profit growth. The key elements of the strategy include:

  Expand Core Processing Business. The Company will continue to leverage its investment and expertise in high-volume transaction processing to expand its processing business. The processing business provides highly predictable recurring revenues through multi-year contracts with a client base which includes leading communications service providers in growing markets. The Company increased the number of customers processed on its systems from 18.0 million as of December 31, 1995 to 29.5 million as of December 31, 1998. The Company's approach to customer care and billing provides a full suite of products and services which combines the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

  Introduce New Products and Services. The Company has a significant installed client base to which it can sell additional value-added products and services. The Company has increased its annual revenue per customer from $5.60 in 1995 to $8.71 in 1998, a compound annual growth rate of 16%, due primarily to the introduction of new products and services. The Company will continue to develop software applications, which will enhance and extend the functionality of its customer care and billing solution and also provide additional revenue opportunities.

  Enter New Markets. As communications markets converge, the Company's products and services can facilitate efficient entry into new markets by existing or new clients. For example, as the cable television providers expand into on-line services and telephony, the Company will continue to offer the customer care and billing solutions necessary to meet their needs. The Company also seeks to identify other industries, such as the CLEC and ILEC markets, that with acquired technology or modifications to the Company's existing technology, could be served by the Company's customer care and billing solutions.

  Enhance Growth Through Focused Acquisitions. The Company follows a disciplined approach to acquire assets and businesses which provide the technology and technical personnel to expedite the Company's product development efforts, provide complementary products or services, or provide access to new markets or clients.

  Continue Technology Leadership. The Company believes that its technology in customer care and billing solutions gives communications service providers a competitive advantage. The Company's continuing investment in research and development ("R&D") is designed to position the Company to meet the growing and evolving needs of existing and potential clients.

  Pursue International Opportunities. The Company believes that privatization and deregulation in international markets presents new opportunities for customer care and billing providers. In the United Kingdom, CSGI is one of the leading providers of customer care and billing solutions to providers of converged cable television and telephony services. The Company also intends to market the telephony customer care and billing system acquired in the USTATS transaction in European and other international markets.

CSG Products and Services

  CSG's Multi-Tier Architecture. CSG's multi-tier approach maximizes the strength of the technological components in each tier. CSG's clients benefit from having a highly scaleable system that can grow with their businesses, as well as access to next generation technologies that are flexible and adaptable to their changing needs. In addition, these products are supported by CSG's Professional Services Group, which provides project management, and technical, business and marketing consulting services.

  CSG's Base Tier. This layer in CSG's customer care and billing solution does the "heavy lifting". The billing engine uses proven, world-class technology, providing the highest throughput available. This allows CSG's clients to easily and affordably handle high-volume transactions. As communications providers begin to offer more than their traditional single service, such as cable or telephony, their ability to increase the scope of their customer care and billing solution is very important.

  Communications Control System ("CCS") enables a client's customer service representatives ("CSRs") to enroll new customers, modify services to current customers, schedule installation and repairs, and process billing. CCS can handle more than 100 million accounts without significant capital investments. CCS also has a complete set of customer service functions, from order processing to customer information that can be used for target marketing.

  Financial Services include an entire suite of financial products aimed at increasing CSG's clients' cash flow, managing risk and improving operating margins. Financial products include:

  . Credit Verification Service lets clients verify applicants' identities, assess risks and make service decisions while the applicant is on the phone.

  . Risk Management System helps CCS clients determine the credit-worthiness of prospective customers, relative to their general as well as cable credit histories.

  . Auto-Check Refunds Service processes refunds, issues and tracks checks and communicates directly with the customer.

  . PayBill Advantage Service allows customers to have their bills debited from their checking accounts or placed on their credit cards.

  . Credit Card Processing Services uses a one-time credit card transaction to automatically collect payments for monthly services and special circumstances, such as a delinquent customer.

  . Electronic Lockbox Service automates the process of posting electronic payments, dramatically reducing the possibility for error in payment.

  . Collections Service automates the accounts receivable system, increasing recovery rates and reducing costs.

  CSG's Middle-Tier. CSG's middle tier uses next generation technology to route, rate and deliver messages and transactions. Next generation technologies were chosen for these applications because of their openness, flexibility and adaptability. All of these products were introduced in the last three years.

  Usage Handling System allows clients to rate different transactions based on the amount they are used, rather than using flat fee pricing. Rated transactions may include everything from telephone calls to downloading files on the worldwide web.

  CSG Workforce Express helps make dispatchers and technicians more productive. It automatically routes the nearest technician to the next job. Technicians have a hand-held device, called CSG TechNet, with many functions, such as providing customer background, allowing them to up-sell new services and receive payments from customers, and providing a map to the next site.

  Service Delivery System takes manual and automated tasks and configures them into a logical work flow system, to perform certain functions such as notifying external providers and activating service.

  CSG Vantage is a sophisticated reporting package that allows clients to conduct market analyses and use that data to monitor customer behavior.

  CSG Call Center Express is a suite of products that allow customers to complete a number of common service functions over the phone, increasing CSRs' productivity. The four products include:

  . CSG Info Express allows customers to perform tasks such as checking account balances without having to speak to a CSR.

  . CSG Ticket Express allows customers to order a pay-per-view event without speaking to a CSR.

  . CSG Screen Express allows CSRs to get general customer background on their computer screens as each call comes in.

  . CSG Statement Express allows CSRs to view a customer's statement as it was printed and sent to the customer.

  CSG Enhanced Statement Presentation allows clients to tailor their logos, graphics and messages on customer invoices, including printing coupons. This helps them turn monthly bills into an easy-to-read communications and marketing tool.

  Client Tier. These applications were designed with a variety of "touchpoints", or opportunities where CSG's clients' employees work directly with customers. Touchpoints include everything from a customer paying a bill over the Internet, to a technician completing a service call, to a CSR adding a new service for a customer. All of these applications have been introduced in the past three years, a visible sign of CSG's R&D efforts.

  CSG Advanced Customer Service Representative (ACSR) is a "graphical user interface" to CCS. This allows CSRs to use "point and click" technology when performing customer care and billing functions. ACSR gives CSRs an integrated view of multiple services, such as cable TV, telephony, high-speed data, from one workstation. ACSR has two add-on modules:

  . Customer Information Tracking tracks interactions with customers by type and subject and allows CSRs to add notes to them.

  . Application Object Interface allows clients to create customized applications that access customer information and get updates from ACSR.

  CSG TechNet is a handheld device that facilitates communication between technicians and dispatchers, and helps technicians to close their work orders in real time.

  CSG.web is a self-directed customer service tool that allows customers to perform most service-related tasks over the Internet.

YEAR 2000

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of the Company's efforts to address the year 2000 risks related to the Company's business.

CLIENTS

  The majority of the Company's largest clients are cable television and DBS providers and based on 1998 revenues are listed below in alphabetical order. All of such clients are located in the U.S. except Telewest, which is located in the United Kingdom.

       CableVision Systems Corporation      Media One Group, Inc.
       Century Communications Corporation   Primestar, Inc.
       Comcast Corporation                  TCI
       Echostar Communications Corporation  Telewest
       Falcon Cable TV                      Time Warner

  During the years ended December 31, 1998, 1997, and 1996, revenues from TCI represented approximately 37.4%, 32.9%, and 25.9% of total revenues, and revenues from Time Warner Cable and its affiliated companies ("Time Warner") represented approximately 14.1%, 20.1%, and 22.9% of total revenues, respectively. The increase in the TCI percentage between 1998 and 1997 relates primarily to the additional TCI customers converted to the Company's systems as a result of the 15-year TCI Contract executed in September 1997. The Company has separate processing agreements with multiple affiliates of Time Warner and provides products and services to them under separately negotiated and executed contracts.

CLIENT AND PRODUCT SUPPORT

  The Company's clients typically rely on CSG for ongoing support and training needs relating to the Company's products. The Company has a multi-level support environment for its clients. The Company's Product Support Center operates 24 hours a day, seven days a week. Clients call an 800 number and through an automated voice response unit, direct their calls to the specific product support areas where the questions are answered . In addition, each client has a dedicated account manager. This professional helps clients resolve strategic and business issues. The Company has a full-time training staff and conducts ongoing training sessions both in the field and at its training facilities located in Denver, Colorado and Omaha, Nebraska.

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

FDC Data Processing Facility

  The Company outsources to FDC data processing and related services required for operation of the CCS system. The Company's proprietary software is run in FDC's facility to obtain the necessary mainframe computer capacity and support without making the substantial capital investment that would be necessary for the Company to provide this service internally. The Company's clients are connected to the FDC facility through a combination of private and commercially provided networks. FDC provides the services to the Company pursuant to a five-year agreement which is scheduled to expire December 31, 2001. The Company believes it could obtain data processing services from alternative sources, if necessary.

Research and Development

  The Company's product development efforts are focused on developing new products and improving existing products. The Company believes that the timely development of new applications and enhancements is essential to maintaining its competitive position in the marketplace.

  The Company's total R&D expense, excluding purchased R&D, was $27.5 million, $22.6 million, and $20.2 million for the years ended December 31, 1998, 1997, and 1996, or 11.6%, 13.2%, and 15.3% of total revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

  The market for customer care and billing systems in the converging communications industries is highly competitive. The Company competes with both independent providers and in-house developers of customer management systems. The Company believes its most significant competitors are DST Systems, Inc., Convergys Corporation, and in-house systems. As the Company enters additional market segments, it expects to encounter additional competitors. Some of the Company's actual and potential competitors have substantially greater financial, marketing and technological resources than the Company.

  The Company believes that the principal competitive factors in its markets include time to market, flexibility and architecture of the system, breadth of product features, product quality, customer service and support, quality of R&D effort, and price.

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

Employees

  As of December 31, 1998, the Company had a total of 1,328 employees, an increase of 187 from December 31, 1997. The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2. Properties

  The Company leases four facilities, totaling approximately 118,000 square feet in Denver, Colorado and surrounding communities. The Company utilizes these facilities primarily for (i) corporate headquarters, (ii) sales and marketing activities, (iii) business offices for its professional consultants, and (iv) certain R&D activities. The leases for these facilities expire in the years 1999 through 2004.

  The Company leases four facilities, totaling approximately 187,000 square feet in Omaha, Nebraska. The Company utilizes these facilities primarily for
(i) client services and product support, (ii) systems and programming activities, (iii) R&D activities, (iv) statement production and mailing, and
(v) general and administrative functions. The leases for these facilities expire in the years 2000 through 2007.

  The Company leases one facility, totaling 17,000 square feet in Jasper County, South Carolina. This facility is used for product support functions and R&D activities, and the lease expires in 2009.

  The Company leases one facility, totaling 63,000 square feet in Wakulla County, Florida. This facility is used for statement production and mailing and the lease expires in 2008.

  The Company leases office space totaling 13,000 square feet in Slough, Berkshire, in the United Kingdom for its U. K. operations. The lease for this facility expires in 2002.

  The Company believes that its facilities are adequate for its current needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See
Note 9 to the Company's Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

Item 3. Legal Proceedings

  From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with legal counsel, the Company is not presently a party to any material pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                      ***

Executive Officers of the Registrant

  The present executive officers of the Company are Neal C. Hansen (Chairman of the Board and Chief Executive Officer), John P. Pogge (President and Chief Operating Officer), Greg A. Parker (Vice President and Chief Financial Officer) and Edward C. Nafus (Executive Vice President). During 1998, the Company executed employment agreements with each of the executive officers. Information concerning such executive officers appears in the following paragraphs:

  Mr. Hansen, 58, is a co-founder of the Company and has been the Chairman of the Board and Chief Executive Officer and a director of the Company since its inception in 1994. From 1991 until founding the Company, Mr. Hansen served as a consultant to several software companies, including FDC. From 1989 to 1991, Mr. Hansen was a General Partner of Hansen, Haddix and Associates, a partnership which provided advisory management services to suppliers of software products and services. From 1983 to 1989, Mr. Hansen was Chairman and Chief Executive Officer of US WEST Applied Communications, Inc., and President of US WEST Data Systems Group.

  Mr. Pogge, 45, joined the Company in 1995 and has served as President, Chief Operating Officer and a director of the Company since September 1997. Prior to that time, Mr. Pogge was an Executive Vice President of the Company and General Manager, Business Units. From 1992 to 1995, Mr. Pogge was Vice President, Corporate Development for US WEST, Inc. From 1987 to 1991, Mr. Pogge served as Vice President and General Counsel of Applied Communications, Inc. Mr. Pogge holds a J.D. degree from Creighton University School of Law and a BBA in Finance from the University of Houston. Mr. Pogge and Mr. Parker are brothers-in-law.

  Mr. Parker, 40, joined the Company in July 1995 and has served as Vice President and Chief Financial Officer since April 1997. Prior to that time, Mr. Parker was Vice President, Finance. Previously, Mr. Parker was with Banc One for thirteen years and was Chief Financial Officer for Banc One in Houston and San Antonio. Mr. Parker received a BBA in Accounting and Economics from the University of Iowa in 1980. Mr. Pogge and Mr. Parker are brothers-in-law.

  Mr. Nafus, 58, joined the Company in August 1998 as Executive Vice President. From 1992 to 1998, Mr. Nafus served as Executive Vice President of First Data Corporation and President of First Data International. Mr. Nafus was President of First Data Resources from 1989 to 1992, Executive Vice President of First Data Resources from 1984 to 1989 and held various other management positions with that company since 1984. Mr. Nafus holds a B.S. degree in Mathematics from Jamestown College.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock is listed on the Nasdaq National Market ("NASDAQ/NMS") under the symbol "CSGS". The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Company's Common Stock as reported by NASDAQ/NMS since the Company's Initial Public Offering on February 28, 1996. The per share amounts disclosed herein have been adjusted to reflect the Company's two-for-one stock split which was effective on March 5, 1999.

                                                                    High   Low
                                                                   ------ ------
   1998
   First quarter.................................................. $22.63 $18.44
   Second quarter.................................................  24.50  18.91
   Third quarter..................................................  24.63  18.38
   Fourth quarter.................................................  39.50  19.13

                                                                    High   Low
                                                                   ------ ------
   1997
   First quarter.................................................. $10.13 $ 7.50
   Second quarter.................................................  15.50   7.38
   Third quarter..................................................  20.13  11.00
   Fourth quarter.................................................  24.88  15.31

  On March 15, 1999, the last sale price of the Company's Common Stock as reported by NASDAQ/NMS was $35.31 per share. On January 31, 1999, the number of holders of record of Common Stock was 220.

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

                                              Company(1)(2)                         Predecessor(1)
                          --------------------------------------------------------- --------------
                                                                        One month     11 Months
                                  Year ended December 31,                 ended         ended
                          -------------------------------------------  December 31,  November 30,
                            1998        1997       1996       1995         1994          1994
                          ---------  ----------  ---------  ---------  ------------ --------------
                          (in thousands, except per share amount)
Statements of Operations
 Data:
Revenues:
 Processing and related
  services..............  $ 191,802  $  131,399  $ 113,422  $  96,343    $  7,757      $76,081
 Software license and
  maintenance fees......     31,021      26,880     14,736         57         --           --
 Professional services..     13,817      13,525      4,139          4         --           --
                          ---------  ----------  ---------  ---------    --------      -------
  Total revenues........    236,640     171,804    132,297     96,404       7,757       76,081
                          ---------  ----------  ---------  ---------    --------      -------
Expenses:
 Cost of processing and
  related services:
 Direct costs...........     77,155      58,259     52,027     46,670       3,647       34,977
 Amortization of
  acquired software(1)..        --       10,596     11,003     11,000         917          --
 Amortization of client
  contracts and related
  intangibles(1)........      5,043       4,293      4,092      4,092         341        1,594
                          ---------  ----------  ---------  ---------    --------      -------
  Total cost of
   processing and
   related services.....     82,198      73,148     67,122     61,762       4,905       36,571
 Cost of software
  license and
  maintenance fees......     17,907       9,787      5,040        --          --           --
 Cost of professional
  services..............      7,141       7,047      2,083        --          --           --
                          ---------  ----------  ---------  ---------    --------      -------
  Total cost of
   revenues.............    107,246      89,982     74,245     61,762       4,905       36,571
                          ---------  ----------  ---------  ---------    --------      -------
Gross margin (exclusive
 of depreciation).......    129,394      81,822     58,052     34,642       2,852       39,510
                          ---------  ----------  ---------  ---------    --------      -------
Operating expenses:
 Research and
  development:
 Research and
  development...........     27,485      22,586     20,206     14,278       1,044        7,680
 Charge for purchased
  research and
  development(1)(5).....        --      105,484        --         --       40,953          --
 Impairment of
  capitalized software
  development costs(6)..        --       11,737        --         --          --           --
 Selling and marketing..     11,810      10,198      8,213      3,770         293        3,054
 General and
  administrative:
 General and
  administrative........     22,959      19,385     13,702     11,406       3,073        9,461
 Amortization of
  goodwill and other
  intangibles(1)........      5,381       6,927      6,392      5,680         547          826
 Impairment of
  intangible assets(7)..        --        4,707        --         --          --           --
 Stock-based employee
  compensation(1).......        297         449      3,570        841         --           --
 Depreciation...........      8,159       6,884      5,121      5,687         433        3,520
                          ---------  ----------  ---------  ---------    --------      -------
  Total operating
   expenses.............     76,091     188,357     57,204     41,662      46,343       24,541
                          ---------  ----------  ---------  ---------    --------      -------
Operating income (loss).     53,303    (106,535)       848     (7,020)    (43,491)      14,969
                          ---------  ----------  ---------  ---------    --------      -------
Other income (expense):
 Interest expense.......     (9,771)     (5,324)    (4,168)    (9,070)       (769)      (1,067)
 Interest income........      2,484       1,294        844        663          39          227
 Other..................        (21)        349        --         --          --           --
                          ---------  ----------  ---------  ---------    --------      -------
  Total other...........     (7,308)     (3,681)    (3,324)    (8,407)       (730)        (840)
                          ---------  ----------  ---------  ---------    --------      -------
Income (loss) before
 income taxes,
 extraordinary item and
 discontinued
 operations.............     45,995    (110,216)    (2,476)   (15,427)    (44,221)      14,129
Income tax (provision)
 benefit(8).............     39,643         --         --         --        3,757       (5,519)
                          ---------  ----------  ---------  ---------    --------      -------
Income (loss) before
 extraordinary item and
 discontinued
 operations.............     85,638    (110,216)    (2,476)   (15,427)    (40,464)       8,610
 Extraordinary loss from
  early extinguishment
  of debt(3)(5).........        --         (577)    (1,260)       --          --           --
                          ---------  ----------  ---------  ---------    --------      -------
Income (loss) from
 continuing operations..     85,638    (110,793)    (3,736)   (15,427)    (40,464)       8,610
Discontinued
 operations(4):
 Loss from operations...        --          --         --      (3,093)       (239)         --
 Gain (loss) from
  disposition...........        --        7,922        --        (660)        --           --
                          ---------  ----------  ---------  ---------    --------      -------
  Total gain (loss) from
   discontinued
   operations...........        --        7,922        --      (3,753)       (239)         --
                          ---------  ----------  ---------  ---------    --------      -------
Net income (loss).......  $  85,638  $ (102,871) $  (3,736) $ (19,180)   $(40,703)     $ 8,610
                          =========  ==========  =========  =========    ========      =======
Diluted net income
 (loss) per common
 share(9):
 Income (loss)
  attributable to common
  stockholders..........  $    1.62  $    (2.16) $    (.07) $   (2.76)   $  (7.88)
 Extraordinary loss from
  early extinguishment
  of debt...............        --         (.01)      (.03)       --          --
 Gain (loss) from
  discontinued
  operations............        --           15        --        (.54)       (.04)
                          ---------  ----------  ---------  ---------    --------
 Net income (loss)
  attributable to common
  stockholders..........  $    1.62  $    (2.02) $    (.10) $   (3.30)   $  (7.92)
                          =========  ==========  =========  =========    ========
 Weighted average
  diluted common shares.     52,991      50,994     43,746      6,901       5,175
                          =========  ==========  =========  =========    ========

                                          Company(1)(2)                     Predecessor(1)
                         -------------------------------------------------- --------------
                                                                One month     11 Months
                               Year ended December 31,            ended         ended
                         ------------------------------------  December 31,  November 30,
                           1998     1997      1996     1995        1994          1994
                         -------- --------  -------- --------  ------------ --------------
                                   (in thousands)
Other Data (at Period
 End):
Number of clients'
 customers processed....   29,461   21,146    19,212   17,975      16,435       16,347
Balance Sheet Data (at
 Period End):
Cash and cash
 equivalents............ $ 39,593 $ 20,417  $  6,134 $  3,603    $  6,650      $    22
Working capital.........    7,050    3,518     4,430    2,359       4,681        8,356
Total assets(5).........  271,496  179,793   114,910  105,553     130,160       65,695
Total debt(3)(5)........  128,250  135,000    32,500   85,068      95,000       10,438
Redeemable convertible
 preferred stock(3).....      --       --        --    62,985      59,363          --
Stockholders' equity
 (deficit)(1)(3)(5)(6)..   60,998  (33,086)   41,964  (61,988)    (40,429)      43,031

--------
(1) The Company was formed in October 1994 and acquired all of the outstanding shares of CSG Systems, Inc., formerly Cable Services Group, Inc., from First Data Corporation ("FDC") on November 30, 1994 (the "CSG Acquisition"). The Company did not have any substantive operations prior to the CSG Acquisition. The CSG Acquisition was accounted for as a purchase and the Company's Consolidated Financial Statements (the "Consolidated Financial Statements") since the date of the acquisition are presented on the new basis of accounting established for the purchased assets and liabilities. The Company incurred certain acquisition-related charges as a result of the CSG Acquisition. These acquisition-related charges included an immediate charge of $40.9 million as of the acquisition date for purchased research and development and recurring, periodic amortization of acquired software, client contracts and related intangibles, noncompete agreement and goodwill, and stock-based employee compensation.

(2) On June 28, 1996, the Company acquired all of the outstanding shares of Bytel Limited. Bytel Limited changed its name to CSG International Limited ("CSGI") in 1998. The acquisition was accounted for using the purchase method of accounting.

(3) The Company completed an initial public offering ("IPO") of its Common Stock in March 1996. The Company sold 6,670,000 shares of Common Stock resulting in net proceeds to the Company of $44.8 million. Such proceeds were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on Redeemable Convertible Preferred Stock ("Preferred Stock"). As of the closing of the IPO, all of the Preferred Stock was automatically converted into 35,999,996 shares of Common Stock. The Company incurred an extraordinary loss of $1.3 million for the write-off of deferred financing costs attributable to the portion of the long-term debt repaid.

(4) Contemporaneously with the Acquisition, the Company purchased from FDC all of the outstanding capital stock of Anasazi Inc. ("Anasazi"). On August 31, 1995, the Company completed a substantial divestiture of Anasazi, resulting in the Company owning less than 20% of Anasazi. In September 1997, the Company sold its remaining ownership interest in Anasazi for $8.6 million in cash and recognized a gain of $7.9 million. The Company accounted for its ownership in Anasazi as discontinued operations after its acquisition in 1994.

(5) During 1997, the Company purchased certain SUMMITrak technology assets from Tele-Communications, Inc. ("TCI") and entered into a 15-year processing contract (the "TCI Contract"). The total purchase price was approximately $159 million, with approximately $105 million charged to purchased research and development and the remaining amount allocated primarily to the TCI Contract. The Company financed the asset acquisition with a $150.0 million term credit facility (the "Term Credit Facility"), of which $27.5 million was used to retire the Company's previously outstanding debt, resulting in an extraordinary loss of $0.6 million for the write-off of deferred financing costs attributable to such debt. See
    Note 4 to the Consolidated Financial Statements for additional discussion.

(6) During 1997, the Company recorded a non-recurring charge of $11.7 million to reduce certain CSG Phoenix assets to their net realizable value as of December 31, 1997.

(7) During 1997, the Company recorded a non-recurring charge of $4.7 million for the impairment of certain intangible assets related to software systems which the Company decided to no longer market and support.

(8) During 1998, the Company recorded an income tax benefit of $39.6 million related primarily to the elimination of its valuation allowance against its deferred tax assets. See Note 7 to the Consolidated Financial Statements for further discussion.

(9) On March 5, 1999, the Company completed a two-for-one stock split for shareholders of record on February 8, 1999. In January 1996, the Company also completed a two-for-one stock split. Both splits were effected as a stock dividend. Share and per share data for all periods presented herein have been adjusted to give effect to both splits. Diluted net income
    (loss) per common share and the shares used in the per share computation have been computed on the basis described in Note 2 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  The Company. The Company was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. from First Data Corporation ("FDC") in November 1994 (the "CSG Acquisition"). CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until the acquisition.

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

  Stock Splits. On March 5, 1999, the Company completed a two-for-one stock split for shareholders of record on February 8, 1999. In January 1996, the Company also completed a two-for-one stock split. Both splits were effected as a stock dividend. Share and per share data for all periods presented herein have been adjusted to give effect to both splits.

  Stock Offerings. The Company completed the initial public offering ("IPO") of its common stock in March 1996. The Company sold 6,670,000 shares of Common Stock, resulting in net proceeds to the Company, after deducting the underwriting discount and offering expenses, of approximately $44.8 million. The net proceeds from the IPO were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on Preferred Stock. As of the closing of the IPO, all of the 8,999,999 outstanding shares of Preferred Stock were automatically converted into 35,999,996 shares of Common Stock and all accrued dividends were paid. See Notes 5 and 6 to the Consolidated Financial Statements for additional information regarding the Company's Preferred Stock and long-term debt.

  In April 1998, the Company completed a secondary public stock offering of approximately 7.0 million shares of Common Stock. The primary shareholders in the offering included Morgan Stanley affiliated entities and General Motors employee benefit plan trusts. The Company received none of the proceeds from the offering, nor incurred any expense.

Acquisitions

  USTATS Asset Acquisition. On July 30, 1998, the Company acquired substantially all of the assets of US Telecom Advanced Technology Systems, Inc. ("USTATS") for approximately $6.0 million in cash and assumption of certain liabilities of approximately $1.3 million. USTATS, a South Carolina-based company, specializes in open systems, client/server customer care and billing systems serving the telecommunications markets. The Company intends to use the acquired technology and software to (i) enhance its current service-bureau telephony customer care and billing system, and (ii) provide a customer care and billing system for the domestic and international competitive local exchange carrier ("CLEC") and incumbent local exchange carrier ("ILEC") markets. The cash portion of the purchase price was paid out of corporate funds. The total purchase price of $7.3 million has been allocated to the technology and software acquired and is being amortized over its expected useful life of five years.

  Acquisition of SUMMITrak Assets. In September 1997, the Company purchased certain SUMMITrak software technology assets that were in development from Tele-Communications, Inc. ("TCI"). The development efforts are on schedule and the resource requirements for completion of the development efforts are consistent with the original expectations. The related products from these development efforts are expected to be available for general release in 1999. See Note 4 to the Company's Consolidated Financial Statements for additional discussion of the SUMMITrak asset acquisition.

  Acquisition of CSG International Limited. On June 28, 1996, the Company acquired all of the outstanding shares of Bytel Limited for $3.1 million in cash and assumption of certain liabilities of $1.6 million. During 1998, Bytel Limited changed its name to CSG International Limited ("CSGI"). The acquisition was accounted for using the purchase method. The cost in excess of the fair value of the net tangible assets acquired of $4.2 million was allocated to goodwill and is being amortized over seven years on a straight-line basis. The Consolidated Financial Statements include CSGI's results of operations since the acquisition date. CSGI, established in 1992, is one of the leading providers of customer care and billing solutions in the United Kingdom to providers of converged cable television and telephony services.

Acquisition-Related Charges

  Acquisition Charges. The CSG Acquisition was accounted for using the purchase method. As a result, the Company has recorded recurring, periodic amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill and stock-based employee compensation (collectively, the "Acquisition Charges"). The Acquisition Charges totaled $8.2 million, $20.7 million, and $24.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Acquisition Charges will be approximately $7.5 million for 1999, and thereafter, the amounts will be approximately $0.2 million per year until fully amortized in 2004.

  Discontinued Operations. Contemporaneously with the CSG Acquisition, the Company purchased from FDC all of the outstanding shares of Anasazi Inc. ("Anasazi") for $6.0 million cash. Anasazi provides central reservation systems and services for the hospitality and travel industries. The Company accounted for its ownership in Anasazi as discontinued operations after its acquisition in 1994. On August 31, 1995, the Company completed a substantial divestiture of Anasazi, resulting in the Company owning less than 20% of Anasazi. As a result, Anasazi's results of operations subsequent to August 31, 1995 are not included in the Company's results of operations as the Company accounted for its investment in Anasazi under the cost method subsequent to August 31, 1995. In September 1997, the Company sold its remaining interest in Anasazi for $8.6 million in cash and recognized a gain of $7.9 million.

Non-Recurring Items

  Charge for Purchased Research and Development. During 1997, the Company recorded a charge of $105.5 million related primarily to the portion of the SUMMITrak asset acquisition purchase price allocated to purchased research and development related to software technologies which had not reached technological feasibility and had no other alternative future use as of the acquisition.

  Impairment of Capitalized Software Development Costs. During 1997, the Company recorded a charge of $11.7 million related to certain CSG Phoenix assets. After the consideration of multiple factors and events, consisting primarily of an increase in demand for the Company's outsourced processing services and previously announced delays in the delivery of CSG Phoenix, such assets were reduced to their estimated net realizable value as of December 31, 1997. The charge primarily included previously capitalized internal development costs and purchased software incorporated into the product.

  Impairment of Intangible Assets. During 1997, the Company recorded a charge of $4.7 million for the impairment of certain intangible assets related to software systems which the Company decided to no longer market and support. This impairment charge related principally to the Company's CableMAX product. CableMAX was a personal computer-based customer management system targeted at smaller cable systems of 2,500 customers or less. During 1997, the Company decided not to invest the resources necessary to make the software year 2000 compliant, resulting in the impairment of the CableMAX intangible assets.

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

  Income Tax Benefit. As of September 30, 1998, the Company had a valuation allowance of $48.5 million against certain of its deferred tax assets due to the uncertainty that it would realize the income tax benefit from these assets. During the fourth quarter of 1998, the Company concluded that it was more likely than not that it would realize the entire tax benefit from its deferred tax assets. As a result, the Company eliminated the entire valuation allowance of $48.5 million as of December 31, 1998, which resulted in the Company recording a net income tax benefit of $39.6 million during the fourth quarter. This conclusion was based primarily upon the Company's expected profitable operations in future periods. See below for additional discussion.

Adjusted Results of Operations

  Impact of Acquisition Charges and Non-recurring Charges on Earnings. As discussed above, the Company has incurred Acquisition Charges and non-recurring charges in each of the last three years. The total of these charges was $8.2 million, $135.3 million, and $25.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's adjusted results of operations excluding these items are shown in the following table. In addition to the exclusion of these expenses from the calculation, the adjusted results of operations were computed using an effective income tax rate of 38.0%, and outstanding shares on a diluted basis.

                                         For the year ended December 31,
                                    -------------------------------------------
                                        1998           1997           1996
                                    -------------  -------------  -------------
                                    (in thousands, except per share amounts)
     Adjusted Results of
      Operations:
       Operating income...........  $      61,512  $      36,131  $      25,194
       Operating income margin....           26.0%          21.0%          19.0%
       Income before income taxes.         54,204         32,450         21,870
       Net income.................         33,606         20,119         13,559
       Earnings per diluted common
        share.....................            .63            .39            .27
       Weighted average diluted
        common shares.............         52,991         52,138         50,588

Results of Operations

  The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated. The results of CSGI's operations since its acquisition on June 28, 1996 are included in the following table and considered in the discussion of the Company's operations that follows.

                                        Year Ended December 31,
                          -------------------------------------------------------
                                1998              1997                1996
                          ----------------- ------------------  -----------------
                                     % of               % of               % of
                           Amount   Revenue  Amount    Revenue   Amount   Revenue
                          --------  ------- ---------  -------  --------  -------
                                            (in thousands)
Revenues:
 Processing and related
  services..............  $191,802    81.1% $ 131,399    76.5%  $113,422    85.8%
 Software license and
  maintenance fees......    31,021    13.1     26,880    15.6     14,736    11.1
 Professional services..    13,817     5.8     13,525     7.9      4,139     3.1
                          --------   -----  ---------  ------   --------   -----
  Total revenues........   236,640   100.0    171,804   100.0    132,297   100.0
                          --------   -----  ---------  ------   --------   -----
Expenses:
 Cost of processing and
  related services:
 Direct costs...........    77,155    32.6     58,259    33.9     52,027    39.3
 Amortization of
  acquired software.....       --      --      10,596     6.2     11,003     8.3
 Amortization of client
  contracts and related
  intangibles...........     5,043     2.1      4,293     2.5      4,092     3.1
                          --------   -----  ---------  ------   --------   -----
  Total cost of
   processing and
   related services.....    82,198    34.7     73,148    42.6     67,122    50.7
 Cost of software
  license and
  maintenance fees......    17,907     7.6      9,787     5.7      5,040     3.8
 Cost of professional
  services..............     7,141     3.0      7,047     4.1      2,083     1.6
                          --------   -----  ---------  ------   --------   -----
  Total cost of
   revenues.............   107,246    45.3     89,982    52.4     74,245    56.1
                          --------   -----  ---------  ------   --------   -----
Gross margin (exclusive
 of depreciation).......   129,394    54.7     81,822    47.6     58,052    43.9
                          --------   -----  ---------  ------   --------   -----
Operating expenses:
 Research and
  development:
 Research and
  development...........    27,485    11.6     22,586    13.2     20,206    15.3
 Charge for purchased
  research and
  development...........       --      --     105,484    61.4        --      --
 Impairment of
  capitalized software
  development costs.....       --      --      11,737     6.8        --      --
 Selling and marketing..    11,810     5.0     10,198     5.9      8,213     6.2
 General and
  administrative:
 General and
  administrative........    22,959     9.7     19,385    11.3     13,702    10.4
 Amortization of
  noncompete agreements
  and goodwill..........     5,381     2.3      6,927     4.0      6,392     4.8
 Impairment of
  intangible assets.....       --      --       4,707     2.7        --      --
 Stock-based employee
  compensation..........       297     0.1        449       3      3,570     2.7
 Depreciation...........     8,159     3.4      6,884     4.0      5,121     3.9
                          --------   -----  ---------  ------   --------   -----
  Total operating
   expenses.............    76,091    32.1    188,357   109.6     57,204    43.3
                          --------   -----  ---------  ------   --------   -----
Operating income (loss).    53,303    22.6   (106,535)  (62.0)       848      .6
 Other income (expense):
 Interest expense.......    (9,771)   (4.1)    (5,324)   (3.1)    (4,168)   (3.1)
 Interest income........     2,484     1.0      1,294      .7        844      .6
 Other..................       (21)    --         349      .2        --      --
                          --------   -----  ---------  ------   --------   -----
  Total other...........    (7,308)   (3.1)    (3,681)   (2.2)    (3,324)   (2.5)
                          --------   -----  ---------  ------   --------   -----
Income (loss) before
 income taxes,
 extraordinary item and
 discontinued
 operations.............    45,995    19.5   (110,216)  (64.2)    (2,476)   (1.9)
 Income tax benefit.....    39,643    16.7        --      --         --      --
                          --------   -----  ---------  ------   --------   -----
Income (loss) before
 extraordinary item and
 discontinued
 operations.............    85,638    36.2   (110,216)  (64.2)    (2,476)   (1.9)
 Extraordinary loss from
  early extinguishment
  of debt...............       --      --        (577)    (.3)    (1,260)    (.9)
                          --------   -----  ---------  ------   --------   -----
Income (loss) from
 continuing operations..    85,638    36.2   (110,793)  (64.5)    (3,736)   (2.8)
 Gain from disposition
  of discontinued
  operations............       --      --       7,922     4.6        --      --
                          --------   -----  ---------  ------   --------   -----
Net income (loss).......  $ 85,638    36.2% $(102,871) (59.9)%  $ (3,736)  (2.8)%
                          ========   =====  =========  ======   ========   =====

Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997

  Revenues. Total revenues increased $64.8 million, or 37.7%, to $236.6 million in 1998, from $171.8 million in 1997.

  Revenues from processing and related services increased $60.4 million, or 46.0%, to $191.8 million in 1998, from $131.4 million in 1997. Of the total increase in revenue, approximately 61% resulted from the Company serving a higher number of customers for its clients and approximately 39% was due to increased revenue per customer. Customers serviced as of December 31, 1998 and 1997 were 29.5 million and 21.1 million, respectively, an increase of 39.3%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and internal customer growth experienced by existing clients. During 1998, the Company converted and processed approximately 9.0 million new customers on its systems, with approximately 7.7 million of these new customers coming from TCI. Total domestic revenue per customer account for 1998 was $8.71, compared to $7.73 for 1997, an increase of 12.7%. Revenue per customer increased due primarily to (i) the 15-year processing contract with TCI (the "TCI Contract"), which was executed in September 1997, (ii) increased usage of ancillary services by clients, and (iii) price increases included in client contracts.

  Revenues from software and related product sales and professional consulting services increased $4.4 million, or 11.0%, to $44.8 million in 1998, from $40.4 million in 1997. This increase relates to the continued growth of the Company's software products and related product sales and professional consulting services.

  Cost of Processing and Related Services. Direct processing costs as a percentage of related revenues were 40.2% for 1998, compared to 44.3% for 1997. The improvement between years relates primarily to better overall leveraging of the direct processing costs as a result of the continued growth of the customer base processed on the Company's system. Amortization of acquired software decreased to zero in 1998, from $10.6 million in 1997, due to acquired software from the CSG Acquisition becoming fully amortized as of November 30, 1997. Amortization of client contracts and related intangibles increased $0.7 million, or 17.5%, to $5.0 million in 1998, from $4.3 million in 1997. The increase in expense is due to amortization of the value assigned to the TCI Contract, offset by a decrease in the amortization of certain intangible assets from the CSG Acquisition becoming fully amortized as of November 30, 1997. The value assigned to the TCI Contract is being amortized over the life of the contract in proportion to the financial minimums included in the contract. Amortization related to the TCI Contract was $1.9 million in 1998, compared to $0.3 million in 1997. For 1999, the scheduled amortization for the TCI Contract is $3.3 million.

  Cost of Software License and Maintenance Fees. The cost of software license and maintenance fees as a percentage of related revenues was 57.7% in 1998, compared to 36.4% in 1997. The increase in this percentage between years relates primarily to the timing of the sales cycle for new products introduced in 1998. For 1999, the cost of software license and maintenance fees as a percentage of related revenues is expected to be comparable to the 1997 percentage.

  Gross Margin. Gross margin increased $47.6 million, or 58.1%, to $129.4 million in 1998, from $81.8 million in 1997, due primarily to revenue growth. The gross margin as a percentage of total revenues increased to 54.7% in 1998, compared to 47.6% in 1997. The overall increase in the gross margin percentage is due primarily to the increase in revenues while the amount of amortization of acquired software decreased, and to a lesser degree, the improvement in the gross margin percentage for processing and related services, due primarily to the increase in revenue per customer while controlling the cost of delivering such services.

  Research and Development Expense. Research and development ("R&D") expense increased $4.9 million, or 21.7%, to $27.5 million in 1998, from $22.6 million in 1997. As a percentage of total revenues, R&D expense decreased to 11.6% in 1998, from 13.2% in 1997.

  During 1997, the Company capitalized software development costs of approximately $9.7 million, which consisted of $8.4 million of internal development costs and $1.3 million of purchased software. The Company capitalized third party, contracted programming costs of approximately $1.4 million during 1998, related primarily to enhancements to existing products. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for 1998 and 1997, were $28.9 million, or 12.2% of total revenues, and $31.0 million, or 18.0% of total revenues, respectively. The overall decrease in the R&D expenditures between periods is due primarily to effective control of development costs, primarily the reduction of third party, contracted programming services.

  Selling and Marketing Expense. Selling and marketing ("S&M") expense increased $1.6 million, or 15.8%, to $11.8 million in 1998, from $10.2 million in 1997. As a percentage of total revenues, S&M expense decreased to 5.0% in 1998, from 5.9% in 1997. The overall decrease in S&M expenses as a percentage of total revenues is due primarily to increased revenues, while controlling S&M costs.

  General and Administrative Expense. General and administrative ("G&A") expense increased $3.6 million, or 18.4%, to $23.0 million in 1998, from $19.4 million in 1997. As a percentage of total revenues, G&A expense decreased to 9.7% in 1998, from 11.3% in 1997. The increase in G&A expenses relates primarily to the continued expansion of the Company's administrative staff and other administrative costs to support the Company's overall growth. The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenue, while controlling G&A costs.

  Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill decreased $1.5 million, or 22.3%, to $5.4 million in 1998, from $6.9 million in 1997. The decrease in amortization expense is due primarily to a write-down of certain intangible assets in 1997. See Note 2 to the Consolidated Financial Statements for additional discussion.

  Depreciation Expense. Depreciation expense increased $1.3 million, or 18.5%, to $8.2 million in 1998, from $6.9 million in 1997. The increase in expense relates to capital expenditures made throughout 1998 and 1997 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

  Operating Income (Loss). Operating income was $53.3 million for 1998, compared to an operating loss of $106.5 million in 1997. The change between years relates primarily to the non-recurring charges recorded in 1997, as discussed above. The Company's operating income margin, excluding the Acquisition Charges and non-recurring charges discussed above, was 26.0% for 1998, compared to 21.0% for 1997.

  Interest Expense. Interest expense increased $4.5 million, or 83.5%, to $9.8 million in 1998, from $5.3 million in 1997, with the increase attributable primarily to the financing of the Company's acquisition of the SUMMITrak assets in September 1997.

  Interest Income. Interest income increased $1.2 million, or 92.0%, to $2.5 million in 1998, from $1.3 million in 1997, with the increase attributable primarily to an increase in operating funds available for investment and an increase in interest charges on aged client accounts.

  Income Tax Benefit. As of September 30, 1998, the Company had a valuation allowance of $48.5 million against certain of its deferred tax assets due to the uncertainty that it would realize the income tax benefit from these assets. During the fourth quarter of 1998, the Company concluded that it was more likely than not that it would realize the entire tax benefit from its deferred tax assets. As a result, the Company eliminated the entire valuation allowance of $48.5 million as of December 31, 1998, which resulted in the Company reflecting a net income tax benefit of $39.6 million for 1998.

  Management believes the Company will obtain the full benefit of the deferred tax assets on the basis of its evaluation of the Company's anticipated profitability over the period of years that the temporary differences are expected to become deductions. The Company believes that sufficient book and taxable income will be generated to realize the entire benefit of these deferred tax assets. The Company's assumptions of future profitable operations are supported by (i) the Company's strong financial performance in 1998, (ii) the successful conversion of approximately 9.0 million new customers onto the Company's processing system in 1998, with approximately 7.7 million of these customers coming from TCI, and (iii) continued strong demand from the converging communications markets for the Company's service bureau customer care and billing solutions and related software and services products, evidenced by the signing of several significant clients (both renewal and new contracts) to long-term processing contracts during 1998.

Twelve Months Ended December 31, 1997 Compared to the Twelve Months Ended December 31, 1996

  Revenues. Total revenues increased $39.5 million, or 29.9%, to $171.8 million in 1997, from $132.3 million in 1996.

  Revenues from processing and related services increased $18.0 million, or 15.8%, to $131.4 million in 1997, from $113.4 million in 1996. Of the total increase in revenue, approximately 59% resulted from the Company serving a higher number of customers for its clients and approximately 41% was due to increased revenue per customer. Customers serviced as of December 31, 1997 and 1996 were 21.1 million and 19.2 million, respectively, an increase of 10.1%. The increase in the number of customers serviced was due primarily to internal customer growth experienced by existing clients and the addition of new clients. Total domestic revenue per customer account for 1997 was $7.73, compared to $6.67 for 1996, an increase of 15.9%. Revenue per customer increased due to price increases included in client contracts and increased usage of ancillary services by existing clients.

  Revenues from software and related product sales and professional consulting services increased $21.5 million, or 114.1%, to $40.4 million in 1997, from $18.9 million in 1996. This increase relates to the introduction of the Company's new software products and professional consulting services in early 1996 with continued expansion throughout 1996 and 1997, and the inclusion of revenues from CSGI's operations for all of 1997, whereas six months of revenues for CSGI were included for 1996.

  Cost of Processing and Related Services. Direct processing costs as a percentage of related revenues were 44.3% for 1997, compared to 45.8% for 1996. The improvement between years relates primarily to better overall leveraging of the direct processing costs as a result of the continued growth of the customer base processed on the Company's system, and a reduction in data processing costs resulting from the Company's renegotiated contract with FDC effective January 1, 1997. Amortization of acquired software decreased $0.4 million, or 3.7%, to $10.6 million in 1997, from $11.0 million in 1996, due primarily to acquired software from the CSG Acquisition becoming fully amortized as of November 30, 1997. Amortization of client contracts and related intangibles increased $0.2 million, or 4.9%, to $4.3 million in 1997, from $4.1 million in 1996 due primarily to amortization from the TCI Contract executed in September 1997.

  Gross Margin. Gross margin increased $23.7 million, or 40.9%, to $81.8 million in 1997, from $58.1 million in 1996, due primarily to revenue growth. The gross margin as a percentage of total revenues increased to 47.6% in 1997, compared to 43.9% in 1996. The increase in the gross margin as a percentage of total revenues is due primarily to (i) a favorable change in revenue mix which included more higher-margined software products, (ii) the increase in revenues while the overall amount of amortization of acquired software and the amortization of client contracts and related intangibles remained relatively constant, and (iii) the improvement in the gross margin percentage for processing and related services, due primarily to the increase in revenue per customer while controlling the cost of delivering such services.

  Research and Development Expense. R&D expense increased $2.4 million, or 11.8%, to $22.6 million in 1997, from $20.2 million in 1996. As a percentage of total revenues, R&D expense decreased to 13.2% in 1997 from 15.3% in 1996. The Company capitalized software development costs, related primarily to CSG Phoenix, of approximately $9.7 million during 1997, which consisted of $8.4 million of internal development costs and

$1.3 million of purchased software. The Company capitalized software development costs, related primarily to CSG Phoenix, ACSR Telephony and CSG VantagePoint, of approximately $3.1 million in 1996, which consisted of $2.5 million of internal development costs and $0.6 million of purchased software. As a result, total R&D expenditures (i.e., the total R&D costs expensed, plus the capitalized internal development costs) for 1997 and 1996 were $31.0 million, or 18.0% of total revenues, and $22.7 million, or 17.2% of total revenues, respectively. The overall increase in R&D expenditures is due primarily to continued efforts on several products which are in development and enhancements of the Company's existing products. The increased R&D expenditures consist primarily of increases in salaries, benefits, contracted programming services, and other programming-related expenses.

  Selling and Marketing Expense. S&M expense increased $2.0 million, or 24.2%, to $10.2 million in 1997, from $8.2 million in 1996. As a percentage of total revenues, S&M expense decreased to 5.9% in 1997, compared to 6.2% in 1996. The increase in expense is due primarily to continued growth of the Company's direct sales force throughout 1996 and most of 1997. The Company began building a new direct sales force in mid-1995 and continued to expand its sales force through the end of 1997.

  General and Administrative Expense. G&A expense increased $5.7 million, or 41.5%, to $19.4 million in 1997, from $13.7 million in 1996. As a percentage of total revenues, G&A expense increased to 11.3% in 1997, from 10.4% in 1996. The increase in expense relates primarily to (i) the continued expansion of the Company's management team and related administrative staff, added throughout 1996 and 1997, to support the Company's overall growth, (ii) an increase in facility costs to support employee growth, including the cost of relocating the Company's corporate headquarters, (iii) expenses of $0.7 million related to the closing of the TCI Contract and the SUMMITrak asset purchase agreement, and (iv) the inclusion of G&A expenses from CSGI's operations for all of 1997, whereas six months of G&A expenses for CSGI were included for 1996.

  Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill increased $0.5 million, or 8.4%, to $6.9 million in 1997, from $6.4 million in 1996. The increase in expense relates to amortization of goodwill from the CSGI acquisition and amortization of an additional noncompete agreement executed in April 1996.

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

  Depreciation Expense. Depreciation expense increased $1.8 million, or 34.4%, to $6.9 million in 1997, from $5.1 million in 1996, with the increase attributed to capital expenditures throughout 1996 and 1997 in support of the overall growth of the Company. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

  Operating Income (Loss). Operating loss was $106.5 million for 1997, compared to operating income of $0.8 million for 1996. The change between years relates primarily to the non-recurring charges recorded in the fourth quarter of 1997, as discussed above. The Company's operating income margin, excluding the Acquisition Charges and non-recurring charges discussed above, was 21.0% for 1997, compared to 19.0% for 1996.

  Interest Expense. Interest expense increased $1.1 million, or 27.7%, to $5.3 million in 1997, from $4.2 million in 1996, with the increase attributable primarily to new debt incurred under the Term Credit Facility.

This increase was partially offset by the effects of (i) scheduled principal payments on the Company's long-term debt, (ii) the retirement of $40.3 million of long-term debt with the proceeds from the IPO in March 1996, and (iii) a decrease in the Company's interest rate spread on LIBOR, as a result of the Company favorably amending its long-term credit facility in April 1996.

Liquidity and Capital Resources

  As of December 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $39.6 million and a revolving credit facility with a bank in the amount of $40.0 million, of which there were no borrowings outstanding as of December 31, 1998. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At December 31, 1998, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002. The Company's working capital as of December 31, 1998 and 1997 was $7.1 million and $3.5 million, respectively.

  As of December 31, 1998 and 1997, respectively, the Company had $60.5 million and $44.7 million in net billed trade accounts receivable, an increase of $15.8 million, with the increase primarily a result of the Company's revenue growth. The Company's trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding ("DBO") rather than a typical days sales outstanding ("DSO") calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average net trade accounts receivable balance for the period. The Company's DBO calculations for the years ended December 31, 1998 and 1997 were 56 days and 54 days, respectively.

  The Company's net cash flows from operating activities for the years ended December 31, 1998, 1997 and 1996 were $47.3 million, $31.4 million and $29.1 million, respectively. The increase of $15.9 million, or 50.6%, in 1998 over 1997 relates to a $20.1 million increase in net cash flows from operations, offset by a decrease in the net change in operating assets and liabilities of $4.2 million. The increase of $2.3 million, or 7.8%, in 1997 over 1996 relates to a $9.2 million increase in net cash flows from operations, offset by a decrease in the net change in operating assets and liabilities of $6.9 million.

  The Company's net cash flows used in investing activities totaled $27.1 million in 1998, compared to $117.4 million in 1997, a decrease of $90.3 million. The decrease between years relates primarily to the cash payments of $106.5 million for the SUMMITrak assets acquired in September 1997 and a decrease of $8.7 million in capitalized software development costs between years, with these decreases offset by (i) proceeds of $8.6 million from the final disposition of Anasazi in 1997, (ii) cash payment of $6.0 million for the acquisition of assets of USTATS, (iii) conversion incentive payments of $4.0 million made in 1998, and (iv) an increase in purchases of net property and equipment of $6.3 million (with the increase related to computer hardware and related equipment and statement processing equipment and related facilities). The Company's net cash flow used in investing activities totaled $14.7 million in 1996. The increase of $102.7 million between 1996 and 1997 relates primarily to the cash payments of $106.5 million for the SUMMITrak assets acquired in September 1997 and a increase of $6.6 million in capitalized software development costs between years, with these increases offset by proceeds of $8.6 million from the final disposition of Anasazi in 1997.

  The Company's net cash flows used in financing activities was $1.1 million in 1998, compared to net cash flows provided by financing activities of $100.7 million in 1997, a decrease of $101.8 million. The significant decrease between years relates primarily to the net change in the Company's long-term debt between years. In 1997, the Company generated $150.0 million from a new debt agreement entered into primarily to fund the SUMMITrak asset acquisition, and repaid long-term debt of $47.5 million, which included (i) $5.0 million of scheduled payments on the previous debt agreement, (ii) $27.5 million of existing debt which was refinanced as part of the new debt agreement, and
(iii) an optional prepayment of $15.0 million on the new debt. The scheduled principal payments made in 1998 were $6.8 million. The net cash flows used in financing activities totaled $12.1 million for 1996. The increase of $112.8 million between 1996 and 1997 relates primarily to the net change in the Company's long-term debt between years. In addition, during 1996, the Company sold 6,670,000 shares of Common Stock in its IPO, resulting in net proceeds to the Company of approximately $44.8 million. The net proceeds from the IPO were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on Preferred Stock. As of the closing of the IPO in March 1996, all of the 8,999,999 outstanding shares of the Preferred Stock were automatically converted into 35,999,996 shares of Common Stock, at which time the accrued dividends became payable.

  Earnings from continuing operations (before extraordinary item and non-recurring charges) before interest, taxes, depreciation and amortization ("EBITDA") for 1998 was $73.5 million or 31.0% of total revenues, compared to $45.5 million or 26.5% of total revenues for 1997. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods.

  Interest rates for the Term Credit Facility and revolving credit facility are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 1998, the spread on the LIBOR rate and prime rate was 0.75% and 0%, respectively. The Term Credit Facility restricts, among other things, the payment of cash dividends or other types of distributions on any class of the Company's stock unless the Company's leverage ratio, as defined in the loan agreement, is under 1.50. As of December 31, 1998, the leverage ratio was 1.63. See Note 6 to the Consolidated Financial Statements for additional discussion of the Term Credit Facility.

  The purchase price for the SUMMITrak assets acquired in September 1997 included up to $26.0 million in conversion incentive payments. The timing of the conversion incentive payments is based upon the achievement of certain milestones by TCI and the Company, as specified in the SUMMITrak asset acquisition agreement. The milestones are based principally upon the number of TCI customers converted to, and the total number of TCI customers processed on, the Company's customer care and billing system. Total payments as of December 31, 1998 have been approximately $4.0 million. Based on the conversions performed to date and the additional conversions scheduled as of December 31, 1998, the Company expects to pay the remaining $22.0 million to TCI in 1999. See Note 4 to the Consolidated Financial Statements for additional discussion.

  For income tax purposes, the amortization of the intangible assets from acquisitions (including the intangible assets related to the CSG Acquisition and the charge for purchased R&D related to the SUMMITrak asset acquisition) are principally deductible over 15 years on a straight-line basis. The Company has paid U.S. income taxes since its inception in 1994. Based on its current projections, the Company expects to pay U.S. income taxes for 1999, and its effective book income tax rate for 1999 is expected to be approximately 38%.

  The Company continues to make significant investments in capital equipment, facilities, and research and development. The Company had no significant capital commitments as of December 31, 1998. The Company believes that cash generated from operations, together with the current cash and cash equivalents and the amount available under the revolving credit facility, will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, conversion incentive payments and capital expenditures for both its short and long-term purposes.

Market Risk

  The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company has entered into an interest rate collar agreement to manage its interest rate risk from the variable rate features of its long-term debt. The Company does not utilize any derivative financial instruments for purposes of managing its foreign currency exchange rate risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

  Interest Rate Risk. The Company had long-term debt (including current maturities) of $128.3 million as of December 31, 1998. Interest rates for the debt are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 1998, the spread on the LIBOR rate and prime rate was 0.75% and 0%, respectively. As of December 31, 1998, the entire amount of the debt was under either one or six-month LIBOR contracts with an overall weighted average interest rate of 5.89% (i.e., LIBOR at 5.14% plus spread of 0.75%). The carrying amount of the Company's long-term debt approximates fair value due to its variable interest rate features. See Note 6 to the Consolidated Financial Statements for additional description of the long-term debt and scheduled principal payments.

  As required by the debt agreement with its bank, the Company entered into a three-year interest rate collar in December 1997 with a major bank to manage its risk from its variable rate long-term debt. The underlying notional amount covered by the collar agreement is $71.3 million as of December 31, 1998, and decreases over the three-year term in relation to the scheduled principal payments on the long-term debt. Any payment on the 4.9% (LIBOR) interest rate floor, or receipt on the 7.5% (LIBOR) interest rate cap component of the collar, would be recognized as an adjustment to interest expense in the period incurred. There are no amounts due or receivable under this agreement as of December 31, 1998, and the agreement had no effect on the Company's interest expense for 1998 or 1997. The fair value of the collar agreement is not recognized in the Company's financial statements. The fair value of the collar agreement at December 31, 1998, based on a quoted market price, was not significant.

  Foreign Exchange Rate Risk. The Company's foreign currency transactions relate almost entirely to the operations conducted through its United Kingdom ("UK") subsidiary, CSGI. CSGI's transactions are executed primarily within the UK and generally are denominated in British pounds. The Company does not utilize any derivative financial instruments for purposes of managing its foreign currency exchange rate risk. Exposure to variability in currency exchange rates is mitigated by the fact that purchases and sales are typically in the same currency with similar maturity dates and amounts. A hypothetical adverse change of 10% in year-end exchange rates would not have a material effect upon the Company's financial condition or results of operations.

TCI Contract and AT&T Merger

  During the years ended December 31, 1998, 1997, and 1996, revenues from TCI and affiliated companies represented approximately 37.4%, 32.9%, and 25.9% of the Company's total revenues. The TCI Contract has a 15-year term and expires in 2012. The TCI Contract has minimum financial commitments over the 15-year life of the contract and includes exclusive rights to provide customer care and billing products and services for TCI's offerings of wireline video, all Internet/high-speed data services, residential wireline telephony services, and print and mail services. The TCI Contract provides certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company's products and services include innovations in features and functions that have become standard in the wireline video industry. To date, the Company believes it has complied with the terms of the contract, and has converted onto its processing system approximately 8 million of the over 9 million TCI customers originally scheduled to be converted under the TCI Contract. The remaining customers are scheduled to be converted to the Company's processing system by the second quarter of 1999.

  AT&T completed its merger with TCI in March 1999. At this time, it is too early to determine the near- and long-term impact, if any, the merger will have on the Company's relationship with the combined entity. However, the Company expects to continue performing successfully under the TCI Contract, and is hopeful that it can continue to sell products and services to the combined entity that are in excess of the minimum financial commitments included in the contract.

Year 2000

  The Company's business is dependent upon various computer software programs and operating systems that utilize dates and process data beyond the year 2000. The Company's actions to address the risks associated with the year 2000 are as follows:

  The Company's State of Readiness. The Company has established a corporate program to coordinate its year 2000 ("Y2K") compliance efforts across all business functions and geographic areas. The scope of the program includes addressing the risks associated with the Company's (i) information technology ("IT") systems (including the Company's products and services), (ii) non-IT systems that include embedded technology, and (iii) significant vendors and their Y2K readiness. The Company is utilizing the following steps in executing its Y2K compliance program: (1) awareness, (2) assessment, (3) renovation (including upgrades and enhancements to the Company's products), (4) validation and testing, and (5) implementation. The Company has completed the awareness and assessment steps for all areas.

  Products and Services. The renovation step has been substantially completed for all significant products and services, and the Company now is focusing its efforts on validation and testing. The Company's most significant renovation effort involved its core product, Communications Control System ("CCS"). CCS utilizes one subroutine for calculating dates, with the various computer programs within CCS with date dependent calculations accessing this subroutine. As a result, all date calculations are performed in one location. The renovation of this subroutine and the related interfaces to the various date dependent programs has been completed. The Company is now testing CCS using its standard testing methodologies, while adding date simulation to specifically address the Y2K risk. Such date simulation considers pre-2000, cross over, and post-2000 time frames, including year 2000 leap year considerations. As of February 28, 1999, approximately 90-95% of the testing for CCS was completed, with the remaining testing consisting primarily of third party interfaces to CCS. The Company is dependent upon the third parties for such testing, which is expected to be completed in its entirety by the end of the second quarter of 1999. The interfaces are not complex and are considered low risk by the Company. Implementation into the production environment is expected to occur shortly after testing is completed.

  For the Company's software products, no significant renovation is believed necessary as the products are relatively new and were designed to be Y2K compliant. The Company plans to test these products with similar date simulation techniques discussed above to ensure they are Y2K compliant. Such testing is expected to be substantially completed by the end of the first quarter of 1999, with the remaining testing expected to be done by the end of the second quarter of 1999.

  The Company is currently developing a process to manage further updates or enhancements to any product related software code which has been tested and internally certified as Y2K compliant, and is considering a plan to "freeze" all changes to mission critical product related software after November 1999. The Company also plans to retest CCS (through an initial program load of the CCS system) in the fourth quarter of 1999 to ensure continued Y2K compliance. Several CSG clients are conducting tests of the Company's products in conjunction with their own operating environments. Several test phases have been completed (beginning in December 1998), with additional phases continuing into the second quarter of 1999, including participation by TCI in such testing.

  Internal Systems. Renovation and/or testing of the Company's significant internal use IT Systems (e.g., payroll systems, accounting systems, etc.) is underway and is expected to be substantially completed by the end of the first quarter of 1999, with all systems expected to be tested and implemented by the end of the second quarter of 1999. The Company has a substantial number of non-IT systems that include embedded technology (e.g., buildings, plant, equipment and other infrastructure) that are owned and managed by the lessors of the buildings in which the Company is located. The Company has sent letters to its lessors requesting certifications of the Y2K compliance of the embedded systems. The Company has received some of the certifications from lessors and expects to receive the remaining certifications by the end of the second quarter of 1999. Letters have also been sent to third parties providing other internal non-IT systems with embedded technology (e.g., statement insertion machines, copy machines, etc.). Y2K certifications and/or upgrades are expected be substantially complete by the end of the first quarter of 1999, with all systems completed by the end of the second quarter of 1999. The Company is currently assessing whether any testing of significant non-IT systems will be required.

  Significant Vendors. As part of the Company's Y2K compliance program, the Company has contacted its significant vendors to assess their Y2K readiness. For substantially all mission critical third party software embedded in or specified for use in conjunction with the Company's IT systems and products, the Company's communications with the vendors indicates that the vendors believe they are fully Y2K compliant as of December 31, 1998. The remaining vendors indicate that they are substantially Y2K compliant as of December 31, 1998. The Company expects to receive further enhancements from these vendors as they become available throughout 1999 to bring the products into full Y2K compliance. Such third party software has been or is being tested in conjunction with the testing of the IT systems and products discussed above. All other significant vendors (including the Company's vendor who provides data processing services for CCS) have indicated they are substantially Y2K compliant as of December 31, 1998, except for one of the Company's vendors which provides data lines access for CCS. This vendor indicates that it expects to be Y2K compliant by the end of the first quarter of 1999. There can be no assurance that (i) the Company's significant vendors will succeed in their Y2K compliance efforts, or (ii) the failure of vendors to address Y2K compliance will not have a material adverse effect on the Company's business or results of operations.

  The Costs to Address the Company's Year 2000 Issues. Since inception of its program in 1995 through December 31, 1998, the Company has incurred and expensed costs of approximately $2.8 million related to Y2K compliance efforts. The total estimated costs to complete the Company's Y2K compliance effort are approximately $1.5 million. The estimated costs to complete, which does not include any costs which may be incurred by the Company if its significant vendors fail to timely address Y2K compliance, is based on currently known circumstances and various assumptions regarding future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

  The Risks of the Company's Year 2000 Issues. The Company's failure to timely resolve the Y2K risks could result in system failures, the generation of erroneous information, and other significant disruptions of business activities, including among others, access to CCS and the use of related software products, and timely printing and delivery of clients' customers' statements. Although the Company believes it will be successful in its Y2K compliance efforts, there can be no assurance that the Company's systems and products contain all necessary date code changes. In addition, the Company's operations may be at risk if its vendors and other third parties (including public and private infrastructure services, such as electricity, water, gas, transportation, and communications) fail to adequately address the Y2K issue or if software conversions result in system incompatibilities with these third parties. To the extent that either the Company or a third party vendor or service provider on which the Company relies does not achieve Y2K compliance, the Company's results of operations could be materially adversely affected. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruption will arise out of Y2K issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

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

  The Company's Contingency Plan. The Company intends to address the need for any Y2K specific contingency plan as part of its overall business continuity planning, with modifications to the plan where Y2K specific exposures are identified as the Company continues to execute its Y2K compliance project during 1999. The Company is establishing a Y2K task force for all mission critical operations of the Company which will provide dedicated personnel to escalate the resolution of any Y2K specific matters that may occur. The Company is also implementing a restricted vacation policy for December 1999 and January 2000 to ensure all mission critical personnel are available if any Y2K specific matters occur.

  The (i) inability to timely implement a contingency plan, if deemed necessary, and (ii) the cost to develop and implement such a plan, may have a material adverse effect on the Company's results of operations.

  Certain Factors That May Affect Future Results of Operations. Except for statements of existing or historical facts, the foregoing discussion of Y2K consists of forward-looking statements and assumptions relating to forward-looking statements, including without limitation the statements relating to future costs, the timetable for completion of Y2K compliance efforts, potential problems relating to Y2K, the Company's state of readiness, third party representations, and the Company's plans and objectives for addressing Y2K problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation (i) the failure of vendors and service providers (such as the vendors of data processing services and data lines access for CCS and providers of third party software) to timely achieve Y2K compliance, (ii) system incompatibilities with third parties resulting from software conversions, (iii) the Company's systems and products not containing all necessary date code changes, (iv) the failure of existing or future clients to achieve Y2K compliance, (v) potential litigation arising out of Y2K issues, the risk of which may be greater for information technology based service providers such as the Company, (vi) the failure of the Company's validation and testing phase to detect operational problems internal to the Company, in the Company's products or services or in the Company's interface with service providers, vendors or clients, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technological infeasibility of testing certain non-IT systems, the perceived cost-benefit constraints against conducting all available testing, or the unavailability of third parties to participate in testing, or (vii) the failure to timely implement a contingency plan to the extent Y2K compliance is not achieved.

Item 8. Financial Statements and Supplementary Data

                        CSG SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

Report of Independent Public Accountants...................................  28
Consolidated Balance Sheets as of December 31, 1998 and 1997...............  29
Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1997 and 1996.......................................................  30
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1998, 1997 and 1996..........................................  31
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1997 and 1996.......................................................  32
Notes to Consolidated Financial Statements.................................  33

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
CSG Systems International, Inc.:

  We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Omaha, Nebraska
January 20, 1999

                        CSG SYSTEMS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 39,593  $ 20,417
  Accounts receivable--
    Trade--
      Billed, net of allowance of $2,051 and $1,394........   60,529    44,678
      Unbilled.............................................    2,828     2,080
    Other..................................................    1,179     1,400
  Deferred income taxes....................................    1,803       443
  Other current assets.....................................    2,275     2,664
                                                            --------  --------
        Total current assets...............................  108,207    71,682
                                                            --------  --------
Property and equipment, net................................   24,711    17,157
Software, net..............................................    9,422     1,959
Noncompete agreements and goodwill, net....................    7,596    13,938
Client contracts and related intangibles, net..............   59,791    64,640
Deferred income taxes......................................   59,389     6,909
Other assets...............................................    2,380     3,064
                                                            --------  --------
        Total assets....................................... $271,496  $179,349
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..................... $ 19,125  $  6,750
  Customer deposits........................................   10,018     7,002
  Trade accounts payable...................................   10,471    11,795
  Accrued employee compensation............................   12,276     5,719
  Deferred revenue.........................................   13,470    10,619
  Conversion incentive payments............................   22,032    17,768
  Accrued income taxes.....................................    6,756     3,207
  Other current liabilities................................    7,009     5,304
                                                            --------  --------
        Total current liabilities..........................  101,157    68,164
                                                            --------  --------
Non-current liabilities:
  Long-term debt, net of current maturities................  109,125   128,250
  Deferred revenue.........................................      216     7,789
  Conversion incentive payments............................      --      8,232
                                                            --------  --------
        Total non-current liabilities......................  109,341   144,271
                                                            --------  --------
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
  Preferred stock, par value $.01 per share; 10,000,000
   shares authorized; zero shares issued and outstanding...      --        --
  Common stock, par value $.01 per share; 100,000,000
   shares authorized; 11,421,416 and 11,993,126 shares
   reserved for common stock warrants, employee stock
   purchase plan and stock incentive plans; 51,465,646 and
   50,959,936 shares outstanding (Note 2)..................      515       510
  Common stock warrants; 3,000,000 warrants issued and
   outstanding.............................................   26,145    26,145
  Additional paid-in capital...............................  120,599   112,615
  Deferred employee compensation...........................     (328)     (636)
  Notes receivable from employee stockholders..............     (478)     (685)
  Cumulative translation adjustments.......................       38        (1)
  Treasury stock, at cost, 66,000 shares and zero shares...      (97)      --
  Accumulated deficit......................................  (85,396) (171,034)
                                                            --------  --------
        Total stockholders' equity (deficit)...............   60,998   (33,086)
                                                            --------  --------
        Total liabilities and stockholders' equity......... $271,496  $179,349
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1998      1997       1996
                                                 --------  ---------  --------
Revenues:
 Processing and related services...............  $191,802  $ 131,399  $113,422
 Software license and maintenance fees.........    31,021     26,880    14,736
 Professional services.........................    13,817     13,525     4,139
                                                 --------  ---------  --------
  Total revenues...............................   236,640    171,804   132,297
                                                 --------  ---------  --------
Expenses:
 Cost of processing and related services:
 Direct costs..................................    77,155     58,259    52,027
 Amortization of acquired software.............       --      10,596    11,003
 Amortization of client contracts and related
  intangibles..................................     5,043      4,293     4,092
                                                 --------  ---------  --------
  Total cost of processing and related
   services....................................    82,198     73,148    67,122
 Cost of software license and maintenance fees.    17,907      9,787     5,040
 Cost of professional services.................     7,141      7,047     2,083
                                                 --------  ---------  --------
  Total cost of revenues.......................   107,246     89,982    74,245
                                                 --------  ---------  --------
Gross margin (exclusive of depreciation).......   129,394     81,822    58,052
                                                 --------  ---------  --------
Operating expenses:
 Research and development:
 Research and development......................    27,485     22,586    20,206
 Charge for purchased research and development.       --     105,484       --
 Impairment of capitalized software development
  costs........................................       --      11,737       --
 Selling and marketing.........................    11,810     10,198     8,213
 General and administrative:
 General and administrative....................    22,959     19,385    13,702
 Amortization of noncompete agreements and
  goodwill.....................................     5,381      6,927     6,392
 Impairment of intangible assets...............       --       4,707       --
 Stock-based employee compensation.............       297        449     3,570
 Depreciation..................................     8,159      6,884     5,121
                                                 --------  ---------  --------
  Total operating expenses.....................    76,091    188,357    57,204
                                                 --------  ---------  --------
Operating income (loss)........................    53,303   (106,535)      848
                                                 --------  ---------  --------
 Other income (expense):
 Interest expense..............................    (9,771)    (5,324)   (4,168)
 Interest income...............................     2,484      1,294       844
 Other.........................................       (21)       349       --
                                                 --------  ---------  --------
  Total other..................................    (7,308)    (3,681)   (3,324)
                                                 --------  ---------  --------
Income (loss) before income taxes,
 extraordinary item and discontinued
 operations....................................    45,995   (110,216)   (2,476)
 Income tax benefit............................    39,643        --        --
                                                 --------  ---------  --------
Income (loss) before extraordinary item and
 discontinued operations.......................    85,638   (110,216)   (2,476)
 Extraordinary loss from early extinguishment
  of debt......................................       --        (577)   (1,260)
                                                 --------  ---------  --------
Income (loss) from continuing operations.......    85,638   (110,793)   (3,736)
 Gain from disposition of discontinued
  operations...................................       --       7,922       --
Net income (loss)..............................  $ 85,638  $(102,871) $ (3,736)
                                                 ========  =========  ========
Basic net income (loss) per common share:
 Income (loss) before extraordinary item and
  discontinued operations......................  $   1.67  $   (2.16) $   (.07)
 Extraordinary loss from early extinguishment
  of debt......................................       --        (.01)     (.03)
 Gain from disposition of discontinued
  operations...................................       --         .15       --
 Net income (loss) attributable to common
  stockholders.................................  $   1.67  $   (2.02) $   (.10)
                                                 --------  ---------  --------
 Weighted average common shares................    51,198     50,994    43,746
                                                 ========  =========  ========
Diluted net income (loss) per common share:
 Income (loss) before extraordinary item and
  discontinued operations......................  $   1.62  $   (2.16) $   (.07)
 Extraordinary loss from early extinguishment
  of debt......................................       --        (.01)     (.03)
 Gain from disposition of discontinued
  operations...................................       --         .15       --
                                                 --------  ---------  --------
 Net income (loss) attributable to common
  stockholders.................................  $   1.62  $  ( 2.02) $   (.10)
                                                 --------  ---------  --------
 Weighted average diluted common shares........    52,991     50,994    43,746
                                                 ========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 1998, 1997 and 1996
                                (in thousands)

                                                                           Notes
                                                                         Receivable
                      Common            Common  Additional   Deferred       From     Cumulative
                       Stock    Common  Stock    Paid-in     Employee     Employee   Translation Treasury Accumulated
                    Outstanding Stock  Warrants  Capital   Compensation Stockholders Adjustments  Stock     Deficit
                    ----------- ------ -------- ---------- ------------ ------------ ----------- -------- -----------
 BALANCE,
 December 31,
 1995............      8,486     $ 85  $   --    $  7,677    $(4,968)      $(976)       $ --       $ --    $(63,806)
 Comprehensive
 income (loss):
 Net loss........        --       --       --         --         --          --          --         --       (3,736)
 Foreign currency
 translation
 adjustments.....        --       --       --         --         --          --          573        --          --
 Comprehensive
 loss............        --       --       --         --         --          --          --         --          --
 Issuance of
 common stock for
 cash pursuant to
 initial public
 offering........      6,670       67      --      44,727        --          --          --         --          --
 Accrued
 dividends on
 redeemable
 convertible
 preferred stock.        --       --       --         --         --          --          --         --         (614)
 Conversion of
 redeemable
 convertible
 preferred stock
 into common
 stock...........     36,000      360      --      58,749        --          --          --         --          --
 Amortization of
 deferred stock-
 based employee
 compensation
 expense.........        --       --       --         --       3,570         --          --         --          --
 Purchase and
 cancellation of
 common stock....       (211)      (2)     --        (219)       191           5         --         --          --
 Issuance of
 common stock as
 compensation....         12      --       --          89        --          --          --         --          --
 Exercise of
 stock options
 for common
 stock...........         10      --       --           6        --          --          --         --          --
 Purchase of
 common stock
 pursuant to
 employee stock
 purchase plan...         11      --       --          83        --          --          --         --          --
 Accretion of
 redeemable
 convertible
 preferred stock.        --       --       --         --         --          --          --         --           (7)
 Payment of note
 receivable from
 employee
 stockholder.....        --       --       --         --         --          110         --         --          --
                      ------     ----  -------   --------    -------       -----        ----       ----    --------
 BALANCE,
 December 31,
 1996............     50,978      510      --     111,112     (1,207)       (861)        573        --      (68,163)
 Comprehensive
 loss:
 Net loss........        --       --       --         --         --          --          --         --     (102,871)
 Foreign currency
 translation
 adjustments.....        --       --       --         --         --          --         (574)       --          --
 Comprehensive
 loss............        --       --       --         --         --          --          --         --          --
 Issuance of
 common stock for
 purchase of
 assets..........          3      --       --          75        --          --          --         --          --
 Issuance of
 common stock
 warrants,
 granted as part
 of the SUMMITrak
 asset
 acquisition.....        --       --    26,145        --         --          --          --         --          --
 Amortization of
 deferred stock-
 based employee
 compensation
 expense.........        --       --       --         --         449         --          --         --          --
 Purchase and
 cancellation of
 common stock....       (209)      (2)     --        (342)       122         176         --         --          --
 Exercise of
 stock options
 for common
 stock...........        149        2      --       1,016        --          --          --         --          --
 Purchase of
 common stock
 pursuant to
 employee stock
 purchase plan...         39      --       --         439        --          --          --         --          --
 Tax benefit of
 stock options
 exercised.......        --       --       --         315        --          --          --         --          --
                      ------     ----  -------   --------    -------       -----        ----       ----    --------
 BALANCE,
 December 31,
 1997............     50,960      510   26,145    112,615       (636)       (685)         (1)       --     (171,034)
 Comprehensive
 income:
 Net income......        --       --       --         --         --          --          --         --       85,638
 Foreign currency
 translation
 adjustments.....        --       --       --         --         --          --           39        --          --
 Comprehensive
 income..........        --       --       --         --         --          --          --         --          --
 Amortization of
 deferred stock-
 based employee
 compensation
 expense.........        --       --       --         --         297         --          --         --          --
 Repurchase of
 common stock....        (66)     --       --         (12)        11         146         --         (97)        --
 Exercise of
 stock options
 for common
 stock...........        540        5      --       4,957        --          --          --         --          --
 Payments on
 notes receivable
 from
 stockholders....        --       --       --         --         --           61         --         --          --
 Purchase of
 common stock
 pursuant to
 employee stock
 purchase plan...         32      --       --         622        --          --          --         --          --
 Tax benefit of
 stock options
 exercised.......        --       --       --       2,417        --          --          --         --          --
                      ------     ----  -------   --------    -------       -----        ----       ----    --------
 BALANCE,
 December 31,
 1998............     51,466     $515  $26,145   $120,599    $  (328)      $(478)       $ 38       $(97)   $(85,396)
                      ======     ====  =======   ========    =======       =====        ====       ====    ========
                        Total
                    Stockholders'
                       Equity
                      (Deficit)
                    -------------
 BALANCE,
 December 31,
 1995............     $(61,988)
 Comprehensive
 income (loss):
 Net loss........          --
 Foreign currency
 translation
 adjustments.....          --
 Comprehensive
 loss............       (3,163)
 Issuance of
 common stock for
 cash pursuant to
 initial public
 offering........       44,794
 Accrued
 dividends on
 redeemable
 convertible
 preferred stock.         (614)
 Conversion of
 redeemable
 convertible
 preferred stock
 into common
 stock...........       59,109
 Amortization of
 deferred stock-
 based employee
 compensation
 expense.........        3,570
 Purchase and
 cancellation of
 common stock....          (25)
 Issuance of
 common stock as
 compensation....           89
 Exercise of
 stock options
 for common
 stock...........            6
 Purchase of
 common stock
 pursuant to
 employee stock
 purchase plan...           83
 Accretion of
 redeemable
 convertible
 preferred stock.           (7)
 Payment of note
 receivable from
 employee
 stockholder.....          110
                    -------------
 BALANCE,
 December 31,
 1996............       41,964
 Comprehensive
 loss:
 Net loss........          --
 Foreign currency
 translation
 adjustments.....          --
 Comprehensive
 loss............     (103,445)
 Issuance of
 common stock for
 purchase of
 assets..........           75
 Issuance of
 common stock
 warrants,
 granted as part
 of the SUMMITrak
 asset
 acquisition.....       26,145
 Amortization of
 deferred stock-
 based employee
 compensation
 expense.........          449
 Purchase and
 cancellation of
 common stock....          (46)
 Exercise of
 stock options
 for common
 stock...........        1,018
 Purchase of
 common stock
 pursuant to
 employee stock
 purchase plan...          439
 Tax benefit of
 stock options
 exercised.......          315
                    -------------
 BALANCE,
 December 31,
 1997............      (33,086)
 Comprehensive
 income:
 Net income......          --
 Foreign currency
 translation
 adjustments.....          --
 Comprehensive
 income..........       85,677
 Amortization of
 deferred stock-
 based employee
 compensation
 expense.........          297
 Repurchase of
 common stock....           48
 Exercise of
 stock options
 for common
 stock...........        4,962
 Payments on
 notes receivable
 from
 stockholders....           61
 Purchase of
 common stock
 pursuant to
 employee stock
 purchase plan...          622
 Tax benefit of
 stock options
 exercised.......        2,417
                    -------------
 BALANCE,
 December 31,
 1998............     $ 60,998
                    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (in thousands, except share amounts)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1998      1997       1996
                                                 --------  ---------  --------
Cash flows from operating activities:
 Net income (loss).............................. $ 85,638  $(102,871) $ (3,736)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities--
 Depreciation...................................    8,159      6,884     5,121
 Amortization...................................   12,684     23,035    22,180
 Deferred income taxes..........................  (50,463)    (5,891)   (1,455)
 Charge for purchased research and development..      --     105,484       --
 Impairment of capitalized software development
  costs.........................................      --      11,737       --
 Impairment of intangible assets................      --       4,707       --
 Stock-based employee compensation..............      297        449     3,570
 Extraordinary loss from early extinguishment
  of debt.......................................      --         577     1,260
 Gain from discontinued operations..............      --      (7,922)      --
 Changes in operating assets and liabilities:
 Trade accounts and other receivables, net......  (16,320)    (9,511)  (12,090)
 Other current and noncurrent assets............      (75)        11    (2,914)
 Trade accounts payable and other liabilities...    7,394      4,723    17,194
                                                 --------  ---------  --------
   Net cash provided by operating activities....   47,314     31,412    29,130
                                                 --------  ---------  --------
Cash flows from investing activities:
 Purchases of property and equipment, net.......  (15,706)    (9,389)   (8,181)
 Acquisition of assets..........................   (5,974)  (106,500)      --
 Acquisition of businesses, net of cash
  acquired......................................      --         --     (4,918)
 Additions to software..........................   (1,410)   (10,185)   (3,553)
 Proceeds from disposition of discontinued
  operations....................................      --       8,654     2,000
 Payments of conversion incentive payments......   (3,968)       --        --
                                                 --------  ---------  --------
 Net cash used in investing activities..........  (27,058)  (117,420)  (14,652)
                                                 --------  ---------  --------
Cash flows from financing activities:
 Proceeds from issuance of common stock.........    5,584      1,457    44,883
 Payment of note receivable from employee
  stockholder...................................       64        --        110
 Purchase and cancellation of common stock......       (2)       (46)      (25)
 Payment of dividends for redeemable convertible
  preferred stock...............................      --         --     (4,497)
 Proceeds from long-term debt...................      --     150,000       --
 Payments on long-term debt.....................   (6,750)   (47,500)  (52,568)
 Payment of deferred financing costs............      --      (3,181)      --
                                                 --------  ---------  --------
  Net cash provided by (used in) financing
   activities...................................   (1,104)   100,730   (12,097)
                                                 --------  ---------  --------
Effect of exchange rate fluctuations on cash....       24       (439)      150
                                                 --------  ---------  --------
Net increase in cash and cash equivalents.......   19,176     14,283     2,531
Cash and cash equivalents, beginning of period..   20,417      6,134     3,603
                                                 --------  ---------  --------
Cash and cash equivalents, end of period........ $ 39,593  $  20,417  $  6,134
                                                 ========  =========  ========
Supplemental disclosures of cash flow
 information:
 Cash paid (received) during the period for--
 Interest....................................... $  8,151  $   4,767  $  4,000
 Income taxes................................... $  7,259  $   3,357  $   (655)

Supplemental disclosures of non-cash investing and financing activities:

  During 1998, the Company assumed liabilities of $1.3 million as part of the purchase price for the USTATS asset acquisition.
  During 1997, the Company granted 3.0 million common stock warrants, valued at $26.1 million, and recorded a liability for $26.0 million for conversion incentive payments as part of the purchase price for the SUMMITrak asset acquisition.
  During 1996, the Company converted 8,999,999 shares of redeemable convertible preferred stock into 35,999,996 shares of common stock.
  During 1996, the Company assumed liabilities of $1.6 million as part of the purchase price for CSGI.

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

  CSG Systems International, Inc. (the "Company" or "CSG"), a Delaware corporation, was formed in October 1994 and acquired all of the outstanding shares of CSG Systems, Inc. ("CSG Systems") from First Data Corporation ("FDC") in November 1994 (the "CSG Acquisition"). CSG Systems had been a subsidiary or division of FDC from 1982 until the acquisition. The Company did not have any substantive operations prior to the acquisition of CSG Systems. Based in Denver, Colorado, the Company provides customer care and billing solutions worldwide for the converging communications markets.

  On June 28, 1996, the Company purchased all of the outstanding shares of Bytel Limited. During 1998, Bytel Limited changed its name to CSG
International Limited ("CSGI").

  On March 5, 1999, the Company completed a two-for-one stock split for shareholders of record on February 8, 1999. In January 1996, the Company also completed a two-for-one stock split. Both splits were effected as a stock dividend. Share and per share data for all periods presented herein have been adjusted to give effect to both splits. In March 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100,000,000 and to authorize 10,000,000 shares of preferred stock.

  In April 1998, the Company completed a secondary public stock offering of approximately 7.0 million shares of Common Stock. The primary shareholders in the offering included Morgan Stanley affiliated entities and General Motors employee benefit plan trusts. The Company received none of the proceeds from the offering, nor incurred any expense.

  The Company completed an initial public offering ("IPO") of its Common Stock in March 1996. The Company sold 6,670,000 shares of Common Stock at an initial public offering price of $7.50 per share, resulting in net proceeds to the Company, after deducting underwriting discounts and offering expenses, of approximately $44.8 million. As of the closing of the IPO, all of the 8,999,999 outstanding shares of Redeemable Convertible Series A Preferred Stock ("Preferred Stock") were automatically converted into 35,999,996 shares of Common Stock. The Company used the IPO proceeds to repay $40.3 million of outstanding bank indebtedness (Note 6) and to pay $4.5 million of accrued dividends on the Preferred Stock (Note 5).

2. Summary of Significant Accounting Policies

  Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and CSG Systems for all periods presented and the accounts of CSGI since June 28, 1996. All material intercompany accounts and transactions have been eliminated.

  Use of Estimates in Preparation of Consolidated Financial Statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Revenue Recognition. During 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended. SOP 97-2 provides guidance in recognizing revenue on software transactions. There was no impact on the Company's results of operations or financial condition upon adoption of SOP 97-2.

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

  Payments received for revenues not yet recognized are reflected as deferred revenue in the accompanying consolidated balance sheets. Revenue recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable.

  Postage and Communications Lines. The Company passes through to its clients the cost of postage and the cost of communication lines between client sites and the mainframe data processing facility. Such reimbursements of costs are netted against the expense and are not included in total revenues. The Company requires postage and communications lines deposits from its clients based on contractual arrangements. These amounts are reflected as current liabilities regardless of the contract period.

  Realizability of Long-Lived and Intangible Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and intangible assets may warrant revision or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived and intangible assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived and intangibles assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

  Property and Equipment. Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from two to ten years. Depreciation is computed using the straight-line method for financial reporting purposes. Depreciation for income tax purposes is computed using accelerated methods.

  Property and equipment at December 31 consists of the following (in thousands):

                                                               1998      1997
                                                             --------  --------
   Computer equipment....................................... $ 24,515  $ 21,734
   Leasehold improvements...................................    3,676     2,347
   Operating equipment......................................   14,445     5,205
   Furniture and equipment..................................    4,639     3,834
   Construction in process..................................    1,179       358
   Other....................................................       22        22
                                                             --------  --------
                                                               48,476    33,500
   Less--accumulated depreciation...........................  (23,765)  (16,343)
                                                             --------  --------
     Property and equipment, net............................ $ 24,711  $ 17,157
                                                             ========  ========

  Software. Software at December 31 consists of the following (in thousands):

                                                               1998      1997
                                                             --------  --------
   Acquired software........................................ $ 40,849  $ 33,516
   Internally developed software............................    3,964     2,547
                                                             --------  --------
                                                               44,813    36,063
   Less--accumulated amortization...........................  (35,391)  (34,104)
                                                             --------  --------
     Software, net.......................................... $  9,422  $  1,959
                                                             ========  ========

  Acquired software resulted from acquisitions and is stated at cost. Amortization expense related to acquired software for the years ended December 31, 1998, 1997, and 1996 was $0.6 million, $10.6 million, and $11.0 million, respectively.

  The Company capitalizes certain software development costs when the resulting products reach technological feasibility and begins amortization of such costs upon the general availability of the products for licensing. The Company capitalized costs of $1.4 million, $9.7 million and $3.1 million for the years ended December 31, 1998, 1997, and 1996, respectively.

  Amortization of internally developed software and acquired software costs begins when the products are available for general release to clients and is computed separately for each product as the greater of (i) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product, or (ii) the straight-line method over the remaining estimated economic life of the product. Currently, estimated lives of two to five years are used in the calculation of amortization. Amortization expense related to capitalized software development costs for the years ended December 31, 1998, 1997, and 1996 was $0.7 million, $0.6 million, and $0.01 million, respectively.

  The Company continually evaluates the carrying value of its unamortized capitalized software development costs. The amount by which the unamortized capitalized costs exceed the net realizable value of the asset is expensed. During 1997, the Company recorded a charge of $11.7 million related to certain CSG Phoenix capitalized costs. After the consideration of multiple factors and events, consisting primarily of an increase in demand for the Company's outsourced processing services and previously announced delays on the delivery of CSG Phoenix, such assets were reduced to their estimated net realizable value as of December 31, 1997. The charge primarily included previously capitalized internal development costs and purchased software incorporated into the product.

  Noncompete Agreements and Goodwill. Noncompete agreements and goodwill as of December 31 are as follows (in thousands):

                                                               1998      1997
                                                             --------  --------
   Noncompete agreements.................................... $ 25,340  $ 25,340
   Goodwill.................................................    7,134     8,088
                                                             --------  --------
                                                               32,474    33,428
   Less--accumulated amortization...........................  (24,878)  (19,490)
                                                             --------  --------
     Noncompete agreements and goodwill, net................ $  7,596  $ 13,938
                                                             ========  ========

  The noncompete agreements resulted from acquisitions and are being amortized on a straight-line basis over the terms of the agreements, ranging from three to five years. Goodwill resulted from acquisitions and is being amortized over seven to ten years on a straight-line basis.

  During 1997, the Company recorded a charge of $4.7 million for the impairment of certain intangible assets related to software systems which the Company decided to no longer market and support. This impairment charge related principally to the Company's CableMAX product. CableMAX was a personal computer based customer management system that was targeted at smaller cable systems of 2,500 customers or less. During 1997, the Company decided not to invest the resources necessary to make the software year 2000 compliant, resulting in the impairment to the CableMAX intangible assets. The estimated fair value of the CableMAX intangible assets was based upon an analysis of expected future cash flows and a quoted purchase price from an independent buyer.

  Client Contracts and Related Intangibles. Client contracts and related intangibles which resulted from the CSG Acquisition are being amortized over their estimated lives of five and three years, respectively. The value assigned to the Tele-Communications, Inc. ("TCI") processing contract (Note 4) is being amortized over the

15-year life of the contract in proportion to the financial minimums included in the contract. As of December 31, 1998 and 1997, accumulated amortization for client contracts and related intangibles was $17.7 million and $12.8 million, respectively.

  Financial Instruments with Market Risk and Concentrations of Credit Risk. In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. The primary counterparties to the Company's accounts receivable and sources of the Company's revenues consist of cable television providers throughout the United States. The Company generally does not require collateral or other security to support accounts receivable.

  Financial Instruments. The Company's balance sheet financial instruments as of December 31, 1998 and 1997 include cash and cash equivalents, accounts receivable, accounts payable, conversion incentive payments, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, accounts payable, and conversion incentive payments approximate their fair value. The carrying amount of the Company's long-term debt (including current maturities) approximates fair value due to its variable interest rates.

  In December 1997, the Company entered into a three-year interest rate collar with a major bank to manage its risk from its variable rate long-term debt. The underlying notional amount covered by the collar agreement is $71.3 million as of December 31, 1998, and decreases over the three-year term in relation to the scheduled principal payments on the long-term debt. Any payment on the 4.9% (LIBOR) interest rate floor, or receipt on the 7.5% (LIBOR) interest rate cap component of the collar, would be recognized as an adjustment to interest expense in the period incurred. There are no amounts due or receivable under this agreement as of December 31, 1998, and the agreement had no effect on the Company's interest expense for 1998 or 1997. The fair value of the collar agreement is not recognized in the Company's financial statements. The fair value of the collar agreement at December 31, 1998, based on a quoted market price, was not significant.

  Translation of Foreign Currency. The Company's foreign subsidiary, CSGI, uses the British pound as its functional currency. CSGI's assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in total comprehensive income in the Company's Consolidated Statements of Stockholders' Equity. Transaction gains and losses related to intercompany accounts are not material and are included in the determination of net income or loss.

  Earnings Per Common Share. The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128 in calculating earnings per share ("EPS"). Basic EPS is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is consistent with the calculation of basic EPS while giving effect to any dilutive potential common shares outstanding during the period. Basic and diluted EPS are presented on the face of the Company's Consolidated Statements of Operations. The reconciliation of the numerators and denominators for the EPS calculation is as follows (dollars and shares in thousands):

                                                      Year Ended December 31,
                                                     --------------------------
                                                      1998     1997      1996
                                                     ------- ---------  -------
   Net income (loss) attributable to common
    stockholders:
     Income (loss) before extraordinary item and
      discontinued operations....................... $85,638 $(110,216) $(2,476)
     Preferred stock dividends......................     --        --      (614)
                                                     ------- ---------  -------
     Income (loss) attributable to common
      stockholders..................................  85,638  (110,216)  (3,090)
     Extraordinary item.............................     --       (577)  (1,260)
     Gain from discontinued operations..............     --      7,922      --
                                                     ------- ---------  -------
       Net income (loss) attributable to common
        stockholders (basic and diluted)............ $85,638 $(102,871) $(4,350)
   Shares Outstanding:
     Basic weighted average common shares...........  51,198    50,994   43,746
     Dilutive shares from common stock options......   1,793       --       --
                                                     ------- ---------  -------
     Weighted average diluted common shares.........  52,991    50,994   43,746
                                                     ======= =========  =======

  The following weighted average dilutive potential common shares are excluded from the diluted EPS calculation (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
   Redeemable convertible preferred stock...............     --      --    6,231
   Common stock options.................................     --    1,144     612
   Common stock warrants................................   1,414     305     --
                                                         ------- ------- -------
     Total dilutive potential common shares.............   1,414   1,449   6,843
                                                         ======= ======= =======

  The dilutive potential common shares related to redeemable convertible preferred stock and common stock options were excluded for 1997 and 1996 because their inclusion would have had an antidilutive effect on EPS. Dilutive potential common shares related to common stock warrants are excluded as the events necessary to allow the exercise of the warrants have not been satisfied as of December 31, 1998. It is expected that 2.0 million of the warrants will become exercisable in the third quarter of 1999 (Note 4).

  Stock-Based Compensation. The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 12 for the required disclosures under SFAS 123.

  Comprehensive Income. During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a financial statement for the period in which they are recognized. The components of comprehensive income are reflected in the Company's Consolidated Statements of Stockholders' Equity.

  New Accounting Pronouncements Not Yet Effective. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133") was issued. The Statement establishes accounting and reporting standards requiring every derivative instrument, as defined, to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company expects to adopt SFAS 133 no later than fiscal year 2000, and does not expect the adoption of this statement to have a significant effect on the Company's Consolidated Financial Statements.

  Reclassification. Certain December 31, 1997 amounts have been reclassified to conform to the December 31, 1998 presentation.

3. Segment Reporting

  During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires operating segments to be determined based on the way management organizes a company for purposes of making operating decisions and assessing performance. Based on the guidelines of SFAS 131, the Company has determined it has only one reportable segment: customer care and billing solutions for the worldwide converging communications markets.

  Products and Services. The Company provides customer care and billing solutions worldwide for the converging communications markets, including cable television, direct broadcast satellite, telephony, on-line services and others. The Company offers its clients a full range of processing services, software and support services that automate customer management functions, including billing, sales support and order processing, invoice calculation and production, management reporting and customer analysis for target marketing. The Company derived approximately 78.0%, 76.7%, and 77.3% of its total revenues in the years ended December 31, 1998, 1997 and 1996, respectively, from its core service bureau product, Communications Control System ("CCS") and related products and ancillary services. The Company generated 77.7%, 73.1%, and 76.6% of its total revenues from U.S. cable television providers, and 13.0%, 10.5%, and 9.3% of its total revenues from U.S. direct broadcast satellite ("DBS") providers during the years ended December 31, 1998, 1997 and 1996, respectively.

  Geographic Regions. Revenues are generated from external customers only. The Company uses the location of the customer as the basis of attributing revenues to individual countries. Financial information relating to the Company's operations by geographic areas is as follows (in thousands):

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
    Total Revenue:                                    -------- -------- --------
     United States................................... $221,778 $155,243 $121,584
     United Kingdom..................................   11,740   15,756    8,982
     Other...........................................    3,122      805    1,731
                                                      -------- -------- --------
                                                      $236,640 $171,804 $132,297
                                                      ======== ======== ========

                                                          As of December 31,
                                                        -----------------------
                                                         1998    1997    1996
    Long-Lived Assets (excludes intangible assets):     ------- ------- -------
     United States..................................... $23,398 $15,780 $12,931
     United Kingdom....................................   1,313   1,377     162
                                                        ------- ------- -------
                                                        $24,711 $17,157 $13,093
                                                        ======= ======= =======

  Significant Clients. During the years ended December 31, 1998, 1997, and 1996, revenues from TCI and affiliated companies represented approximately 37.4%, 32.9%, and 25.9% of total revenues, and revenues from Time Warner Cable and its affiliated companies ("Time Warner") represented approximately 14.1%, 20.1%, and 22.9% of total revenues, respectively. The Company has separate processing agreements with multiple affiliates of Time Warner and provides products and services to them under separately negotiated and executed contracts.

4. Acquisitions

  USTATS Asset Acquisition. On July 30, 1998, the Company acquired substantially all of the assets of US Telecom Advanced Technology Systems, Inc. ("USTATS") for approximately $6.0 million in cash and assumption of certain liabilities of approximately $1.3 million. USTATS, a South Carolina-based company, specializes in open systems, client/server customer care and billing systems serving the telecommunications markets. The Company intends to use the acquired technology and software to (i) enhance its current service-bureau telephony customer care and billing system, and (ii) provide a customer care and billing system for the domestic and international competitive local exchange carrier ("CLEC") and incumbent local exchange carrier ("ILEC") markets. The cash portion of the purchase price was paid out of corporate funds. The total purchase price of $7.3 million has been allocated to the technology and software acquired and will be amortized over its expected useful life of five years.

  SUMMITrak Asset Acquisition. In September 1997, the Company purchased certain SUMMITrak software technology assets that were in development from TCI (the "SUMMITrak Acquisition") and entered into a 15-year exclusive contract with a TCI affiliate to consolidate 13.0 million TCI customers onto the Company's customer care and billing system (the "TCI Contract"). The purchase price for the SUMMITrak Acquisition was determined as follows (in thousands):

     Cash paid at closing............................................. $106,000
     Transaction-related costs........................................      500
     Conversion incentive payments....................................   26,000
     Common Stock warrants granted....................................   26,145
                                                                       --------
     Total purchase price............................................. $158,645
                                                                       ========

  The conversion incentive payments represent payments to incent TCI to timely convert its customers to the Company's system, and reimburse TCI for the cost of converting to the Company's system. The conversion incentive payments consist of two separate pieces as follows: (i) TCI receives a monthly payment of $0.15 per customer for the first 24 months after the customer is converted to the Company's system (total of $3.60 per customer), up to a total of $14.0 million. As of December 31, 1998, the Company had converted approximately 8 million of the 9 million TCI customer backlog onto its system. During 1998, the Company paid approximately $4.0 million of this amount to TCI, with the remaining $10.0 million expected to be paid in 1999, and (ii) TCI will be paid an additional $12.0 million when the Company processes a total of 13.0 million TCI customers on its system. Based on the current customer levels on the Company's system and additional conversions scheduled as of December 31, 1998, the Company also expects to pay TCI the $12.0 million in 1999.

  The Company granted 3.0 million Common Stock warrants to TCI as part of the overall purchase price. The warrants have a five-year life with a $12 per share exercise price. The fair value of the warrants included in the purchase price was estimated as of the date of the grant using the Black-Scholes pricing model. The exercisability of the warrants is as follows: (i) TCI will be able to exercise 2.0 million of the warrants when the Company processes a total of 13.0 million TCI customers on its system. Based on the current customer levels on the Company's system and additional conversions scheduled as of December 31, 1998, the 2.0 million warrants are expected to become exercisable in 1999, and (ii) the remaining 1.0 million warrants are exercisable at various increments as additional qualifying TCI customers are converted to the Company's system in excess of the 13.0 million customers (the "Excess Customers"). Dependent upon the source of the Excess Customers, the
1.0 million warrants may be exercisable with a minimum of 1.25 million Excess Customers, but require no more than 2.5 million Excess Customers to become fully exercisable.

  The Company engaged an independent party to assist in the allocation of the purchase price to the assets acquired. The Company allocated the purchase price as follows (in thousands):

     Purchased research and development............................... $105,000
     TCI Contract.....................................................   51,575
     Other assets.....................................................    2,070
                                                                       --------
       Total allocated purchase price................................. $158,645
                                                                       ========

  Purchased research and development represents research and development ("R&D") of software technologies which had not reached technological feasibility as of the acquisition date, and had no other alternative future use. Purchased research and development was charged to operations in 1997. The Company has continued the R&D of certain software technologies acquired from TCI, with such efforts including the completion of the R&D projects and the integration of the completed software technologies into certain of its current products. The development efforts are on schedule and the resource requirements for completion of the development efforts are consistent with the original expectations. The related products from these development efforts are expected to be available for general release in 1999.

   The value assigned to the TCI Contract is being amortized over the life of the contract in proportion to the financial minimums included in the contract. The amortization expense for the TCI Contract was $1.9 million and $0.3 million for the years ended December 31, 1998 and 1997, respectively. The other assets are being depreciated over their estimated useful lives of three years.

  CSG International Limited. On June 28, 1996, the Company acquired all of the outstanding shares of CSGI for approximately $3.1 million in cash and assumption of certain liabilities of $1.6 million (the "CSGI Acquisition"). The CSGI Acquisition was recorded using the purchase method of accounting. The cost in excess of the fair value of the net tangible assets acquired of $4.2 million was allocated to goodwill. CSGI is a United Kingdom company which provides customer care and billing solutions to the cable and telecommunications industries in the United Kingdom.

  The following represents the unaudited pro forma results of operations as if the CSGI Acquisition had occurred on January 1 (in thousands, except per share amounts):

                                                                 Year Ended
                                                              December 31, 1996
                                                              -----------------
     Total revenues..........................................     $136,536
     Loss attributable to common stockholders................       (4,464)
     Pro forma loss per share attributable to common
      stockholders (basic and diluted).......................         (.10)

  The pro forma financial information shown above does not purport to be indicative of results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of the future results of operations.

5. Redeemable Convertible Preferred Stock

  In conjunction with the formation of the Company and the CSG Acquisition in 1994, the Company sold for cash 8,999,999 shares of Preferred Stock with a par value of $0.01 per share. Total proceeds, net of issuance costs of $0.4 million, were $59.1 million. The holders of Preferred Stock were entitled to vote on all matters and were entitled to the number of votes equivalent to the number of shares of Common Stock into which such shares of Preferred Stock were converted. All Preferred Stock converted into 35,999,996 shares of the Company's Common Stock upon completion of the IPO in March 1996.

  Prior to completion of the IPO, the holders of the outstanding shares of Preferred Stock were entitled to receive cumulative annual dividends of $0.3967 per share, prior to any dividends being paid on the Company's Common Stock. Upon completion of the IPO and the resulting conversion into Common Stock, the Company paid dividends on the Preferred Stock of $4.5 million, of which $3.9 million was accrued as of December 31, 1995.

6. Debt

  The CSG Acquisition was partially funded with a $95.0 million term facility in 1994 (the "1994 Debt"). In conjunction with the IPO, the Company refinanced this debt with its bank in April 1996. The Company repaid approximately $40.6 million of the outstanding 1994 Debt, principally with IPO proceeds. The remaining balance of the 1994 Debt was refinanced with a single $40.0 million term note with the bank (the "1996 Debt"). In conjunction with this refinancing, the Company recorded an extraordinary loss of $1.3 million for the write-off of deferred financing costs. The Company did not recognize any income tax benefit related to the extraordinary loss.

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

  Interest rates for the 1997 Debt, including the term and revolving credit facilities, are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 1998, the spread on the LIBOR rate and prime rate was 0.75% and 0%, respectively. The Company entered into an interest rate collar agreement in December 1997 to manage its risk from the variable rate features of the 1997 Debt agreement (Note 2). The 1997 Debt agreement is collateralized by all of the Company's assets and the stock of its subsidiaries.

  The 1997 Debt agreement requires maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on payment of dividends, a fixed charge coverage ratio, a leverage ratio, and restrictions on capital expenditures. As of December 31, 1998, the Company was in compliance with all covenants. The payment of cash dividends or other types of distributions on any class of the Company's stock is restricted unless the Company's leverage ratio, as defined in the 1997 Debt agreement, is under
1.50. As of December 31, 1998, the leverage ratio was 1.63.

  Long-term debt as of December 31 consists of the following (in thousands):

                                                              1998      1997
                                                            --------  --------
   Term Credit Facility, due September 2002, quarterly
    payments beginning
    June 30, 1998, ranging from $2.3 million to $18.0
    million, interest at adjusted LIBOR plus 0.75%
    (weighted average rate of 5.89% at
    December 31, 1998)..................................... $128,250  $135,000
   Revolving credit facility, due September 2002, interest
    at adjusted LIBOR plus 0.75%...........................      --        --
                                                            --------  --------
                                                             128,250   135,000
   Less-current portion....................................  (19,125)   (6,750)
                                                            --------  --------
   Long-term debt, net of current maturities............... $109,125  $128,250
                                                            ========  ========

  There were no borrowings made on the revolving credit facilities during the years ended December 31, 1998, 1997, and 1996. Under the 1997 Debt agreement, the Company pays an annual commitment fee on the unused portion of the revolving credit facility, based upon the Company's leverage ratio. As of December 31, 1998, the fee was 0.25%. The Company's ability to borrow under the current revolving credit facility is subject to maintenance of certain levels of eligible receivables. At December 31, 1998, all of the $40.0 million revolving credit facility was available to the Company.

  As of December 31, 1998 and 1997, unamortized deferred financing costs were $2.0 million and $2.9 million, respectively. Deferred financing costs are amortized to interest expense over the related term of the debt agreement using a method which approximates the effective interest rate method. Interest expense for the years ended December 31, 1998, 1997 and 1996 includes amortization of deferred financing costs of approximately $0.9 million, $0.5 million, and $0.6 million, respectively.

  As of December 31, 1998, scheduled maturities of the Company's long-term debt for each of the years ending December 31 are: 1999--$19.1 million, 2000-- $29.3 million, 2001--$34.9 million, and 2002--$45.0 million.

7. Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's Consolidated Financial Statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of or changes in the tax law or rates.

  Income tax provision (benefit) consists of the following (in thousands):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
   Current:
     Federal...................................... $ 11,574  $  4,466  $ 1,225
     State........................................    1,594       615      230
     Foreign......................................      (36)      810      --
                                                   --------  --------  -------
                                                     13,132     5,891    1,455
                                                   --------  --------  -------
   Deferred:
     Federal......................................    6,592   (38,298)  (2,305)
     State........................................      908    (5,276)    (433)
     Foreign......................................    1,048       393      503
                                                   --------  --------  -------
                                                      8,548   (43,181)  (2,235)
                                                   --------  --------  -------
   Change in valuation allowance..................  (61,323)   37,290      780
                                                   --------  --------  -------
   Net income tax provision (benefit)............. $(39,643) $    --   $   --
                                                   ========  ========  =======

  The difference between the income tax provision (benefit) computed at the statutory federal income tax rate and the financial statement provision (benefit) for income taxes is summarized as follows (in thousands):

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    1998      1997     1996
                                                  --------  --------  -------
   Provision (benefit) at federal rate of 35% in
    1998 and 1997, and 34% in 1996............... $ 16,099  $(36,005) $(1,270)
   Change in valuation allowance.................  (59,224)   37,290    1,283
   Effective state income taxes..................    1,625    (3,030)    (134)
   Basis differences from acquisition............      --        --    (1,346)
   Amortization of nondeductible goodwill........      781     1,582      231
   Stock-based employee compensation.............      362       157    1,214
   Other.........................................      714         6       22
                                                  --------  --------  -------
                                                  $(39,643) $    --   $   --
                                                  ========  ========  =======

  The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these differences at December 31 are as follows (in thousands):

                                                                 1998      1997
                                                                -------  --------
   Current deferred tax assets (liabilities):
     Accrued expenses and reserves............................. $ 1,598  $  1,325
     Deferred revenue..........................................     205     3,033
                                                                -------  --------
                                                                  1,803     4,358
     Valuation allowance.......................................     --     (3,915)
                                                                -------  --------
                                                                $ 1,803  $    443
                                                                =======  ========
   Noncurrent deferred tax assets (liabilities):
     Purchased research and development........................ $47,086  $ 51,224
     Software..................................................   7,942     8,345
     Client contracts and related intangibles..................    (370)    1,508
     Noncompete agreements.....................................   5,104     3,965
     Property and equipment....................................     705       443
   Other.......................................................  (1,078)   (1,168)
                                                                -------  --------
                                                                 59,389    64,317
   Valuation allowance.........................................     --    (57,408)
                                                                -------  --------
                                                                $59,389  $  6,909
                                                                =======  ========

  As part of the CSGI acquisition, the Company acquired certain net deferred tax assets (principally related to net operating loss carryforwards) and established a valuation allowance of approximately $1.0 million against those net deferred tax assets as of the acquisition date. Upon the realization of these deferred tax assets, the Company eliminated the valuation allowance and reduced goodwill for CSGI by a corresponding amount of $0.9 million in 1998.

  As of December 31, 1997, the Company had a valuation allowance of $61.3 million against certain of its deferred tax assets due to the uncertainty that it would realize the income tax benefit from these assets. During 1998, the Company concluded that it was more likely than not that it would realize the entire tax benefit from its deferred tax assets. As a result, the Company eliminated the entire valuation allowance of as of December 31, 1998, which resulted in the Company reflecting a net income tax benefit of $39.6 million for 1998.

  Management believes the Company will obtain the full benefit of the deferred tax assets on the basis of its evaluation of the Company's anticipated profitability over the period of years that the temporary differences are expected to become deductions. The Company believes that sufficient book and taxable income will be generated to realize the entire benefit of these deferred tax assets. The Company's assumptions of future profitable operations are supported by (i) the Company's strong financial performance in 1998, (ii) the successful conversion of approximately 9.0 million new customers onto the Company's processing system in 1998, with approximately 7.7 million of these customers coming from TCI, and (iii) continued strong demand from the converging communications markets for the Company's service bureau customer care and billing solutions and related software and services products, evidenced by the signing of several significant clients (both renewal and new contracts) to long-term processing contracts during 1998.

8. Employee Retirement Benefit Plans

  Incentive Savings Plan. The Company sponsors a defined contribution plan covering substantially all employees of the Company. Participants may contribute up to 15% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. The Company makes certain matching and service related contributions to the plan. The Company's matching and service related contributions for the years ended December 31, 1998, 1997 and 1996, were approximately $2.9 million, $2.0 million, and $1.5 million, respectively.

  Deferred Compensation Plan. The Company established a non-qualified deferred compensation plan during 1996 for certain Company executives which allows the participants to defer a portion of their annual compensation. The Company provides a 25% matching contribution of the participant's deferral, up to a maximum of $6,250 per year. The Company also credits the participant's deferred account with a specified rate of return on an annual basis. The Company records the actuarially-determined present value of the obligations expected to be paid under the plan. As of December 31, 1998 and 1997, the Company has recorded a liability for this obligation of $1.0 million and $0.6 million, respectively. The Company's expense for this plan for the years ended December 31, 1998, 1997 and 1996, which includes Company contributions and interest expense, was $0.4 million, $0.5 million, and $0.1 million, respectively. The plan is unfunded.

9. Commitments and Contingencies

  Operating Leases. The Company leases certain office and production facilities under operating leases which run through 2009. Future aggregate minimum lease payments under these agreements for the years ending December 31 are as follows: 1999--$4.5 million, 2000--$3.9 million, 2001--$3.4 million,
2002--$3.1 million, 2003--2.8 million, thereafter--$9.1 million.

  Total rent expense for the years ended December 31, 1998, 1997, and 1996, was approximately $3.9 million, $3.4 million, and $1.9 million, respectively.

  Service Agreements. The Company has service agreements with FDC and subsidiaries for data processing services, communication charges and other related services. FDC provides data processing and related services required for the operation of the Company's CCS system.

  Prior to 1997, the Company was charged a usage-base fee per customer for data processing and related services. The other services were charged based on usage and/or actual costs. Effective January 1, 1997, the Company renegotiated its services agreement with FDC and its subsidiaries. The new agreement expires December 31, 2001, and is cancelable at the Company's option with (i) notice of six months any time after January 1, 2000, and (ii) payment of a termination fee equal to 20% of the fees paid in the twelve months preceding the notification of termination. Under the new agreement, the Company is charged based on usage and/or actual costs, and is subject to certain limitations as to the amount of increases or decreases in usage between years. The total amount paid under the service agreements for the years ended December 31, 1998, 1997 and 1996, was approximately $22.1 million, $19.2 million, and $19.6 million, respectively. The Company believes it could obtain data processing services from alternative sources, if necessary.

  Legal Proceedings. From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with outside legal counsel, the ultimate dispositions of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

10. Discontinued Operations

  Contemporaneously with the CSG Acquisition, the Company purchased from FDC all of the outstanding shares of Anasazi Inc. ("Anasazi") for $6.0 million cash. Anasazi provides central reservation systems and services for the hospitality and travel industries. The Company accounted for its ownership in Anasazi as discontinued operations after its acquisition in 1994. On August 31, 1995, the Company completed a substantial divestiture of Anasazi as part of a tax-free reorganization, resulting in the Company owning less than 20% of Anasazi. As a result, Anasazi's results of operations subsequent to August 31, 1995 are not included in the Company's results of operations as the Company accounted for its investment in Anasazi under the cost method subsequent to this date. In September 1997, the Company sold its remaining interest in Anasazi for $8.6 million in cash and recognized a gain of $7.9 million.

11. Restricted Common Stock

  Stock-Based Employee Compensation Expense. During 1995 and 1994, the Company sold Common Stock to executive officers and key employees pursuant to restricted stock agreements and recorded deferred compensation of $5.8 million related to these purchases. Prior to the completion of the IPO, the deferred compensation was being recognized as stock-based employee compensation expense on a straight-line basis from the time the shares were purchased through November 30, 2001, as the shares became vested as of this date. Upon completion of the IPO, shares owned by certain key officers of the Company became fully vested. In addition, the vesting for the remaining performance stock shares decreased to 20% annually over a five-year period. As a result, approximately $3.2 million of stock-based employee compensation expense was recorded when the IPO was completed in March 1996. Stock-based employee compensation expense for the years ended December 31, 1998, 1997 and 1996, was $0.3 million, $0.4 million, and $3.6 million, respectively. Deferred compensation of $0.3 million and $0.6 million as of December 31, 1998 and 1997, respectively, relates to the shares that continue to vest on an annual basis of 20% and is reflected as a component of stockholders' equity.

  Repurchase Option. The Company has the option upon termination of employment to repurchase certain shares of unvested restricted stock at either the original purchase price (ranging from $0.11 to $2.13 per share) or the net book value per share, depending upon the specific terms of the agreements. As of December 31, 1998, 583,200 shares were still subject to the repurchase option. During the years ended December 31, 1998, 1997, and 1996, the Company repurchased unvested shares of 66,000, 209,100, and 211,200, respectively, from terminated employees. The 66,000 shares repurchased in 1998 are held as treasury shares. The shares repurchased in 1997 and 1996 were cancelled.

  Notes Receivable From Employee Stockholders. Certain employees financed a portion of their stock purchases with full recourse promissory notes. The notes accrue interest at 7% annually and have terms of approximately five years. As of December 31, 1998 and 1997, the outstanding balance of the promissory notes was approximately $0.5 million and $0.7 million, respectively, and is reflected as a component of stockholders' equity.

12. Stock-Based Compensation Plans

  Stock Incentive Plans. During 1995, the Company adopted the Incentive Stock Plan (the "1995 Plan") whereby 514,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options. The 256,550 options outstanding under the 1995 Plan at December 31, 1998, vest annually over five years.

  During 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan") whereby 4,800,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. In December 1997, upon shareholder approval, the number of shares authorized for issuance under the 1996 Plan was increased to 8,000,000. The 5,852,914 options outstanding under the 1996 Plan at December 31, 1998, vest over two to five years. Certain options become fully vested upon a change in control of the Company.

  During 1997, the Company adopted the Stock Option Plan for Non-Employee Directors (the "Director Plan") whereby 200,000 shares of the Company's Common Stock have been reserved for issuance to non-employee Directors of the Company in the form of stock options. The 120,000 options outstanding under the Director Plan at December 31, 1998, vest annually over three years.

  Stock options are granted with an exercise price equal to the fair market value of the Company's Common Stock as of the date of the grant. All outstanding options have a 10-year term. A summary of the stock options issued under the 1996 Plan, the Director Plan, and 1995 Plan and changes during the years ending December 31 are as follows:

                                                  Year Ended December 31,
                         -----------------------------------------------------------------------------
                                   1998                      1997                      1996
                         ------------------------- ------------------------- -------------------------
                                       Weighted                  Weighted                  Weighted
                                       Average                   Average                   Average
                          Shares    Exercise Price  Shares    Exercise Price  Shares    Exercise Price
                         ---------  -------------- ---------  -------------- ---------  --------------
Outstanding, beginning
 of year................ 4,152,220      $10.43     2,869,460      $ 9.31       503,500      $ 0.68
  Granted............... 3,276,000       23.86     2,223,400       11.61     2,446,760       10.89
  Exercised.............  (540,336)       9.20      (148,600)       6.80        (9,600)       0.67
  Forfeited.............  (658,420)      13.89      (792,040)      10.35       (71,200)       3.68
                         ---------      ------     ---------      ------     ---------      ------
Outstanding, end of
 year................... 6,229,464      $17.23     4,152,220      $10.43     2,869,460      $ 9.31
                         =========      ======     =========      ======     =========      ======
Options exercisable at
 year end...............   913,774                   530,152                    84,300
                         =========                 =========                 =========
Weighted average fair
 value of options
 granted during the
 year................... $   10.39                 $    4.60                 $    4.89
                         =========                 =========                 =========
Options available for
 grant.................. 1,774,150                 4,391,730                 2,423,090
                         =========                 =========                 =========

  The following table summarizes information about the Company's stock options as of December 31, 1998:

                             Options Outstanding                Options Exercisable
                 ------------------------------------------- --------------------------
                                 Weighted
                                 Average         Weighted                   Weighted
   Range Of        Number       Remaining        Average       Number       Average
Exercise Prices  Outstanding Contractual Life Exercise Price Exercisable Exercise Price
---------------  ----------- ---------------- -------------- ----------- --------------
$0.63--
 $1.88..            256,550        6.65           $ 0.69       112,750       $ 0.70
$7.50--
 $11.06.          1,842,250        7.89             9.26       447,576         9.31
$11.75--
 $14.94.            886,650        7.85            14.62       329,084        14.71
$16.78--
 $23.38.          1,562,314        9.22            20.81        24,364        19.16
$23.59--
 $33.81.          1,681,700        9.85            26.55           --           --
                  ---------        ----           ------       -------       ------
$0.63--
 $33.81.          6,229,464        8.70           $17.23       913,774       $10.46
                  =========        ====           ======       =======       ======

  In January 1999, the Company granted 496,150 options at a price per share of $35.88 under the 1996 Plan, with 80,000 shares and 416,150 shares vesting over five and four years, respectively. These options are not reflected in the above tables as they were granted subsequent to December 31, 1998.

  1996 Employee Stock Purchase Plan. During 1996, the Company adopted the 1996 Employee Stock Purchase Plan whereby 500,000 shares of the Company's Common Stock have been reserved for sale to employees of the Company and its subsidiaries through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 1998, 1997, and 1996, respectively, 31,374 shares, 39,318 shares, and 11,506 shares have been purchased under the plan for $0.6 million ($15.62 to $33.58 per share), $0.4 million ($7.17 to $17.00 per share), and $0.08 million ($6.54 to $8.61 per share).

  Stock-Based Compensation Plans. At December 31, 1998, the Company had four stock-based compensation plans, as described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation expense has been recognized in 1998, 1997 or 1996, except for $89,000 recognized in 1996 for 11,850 shares granted as stock bonus awards under the 1996 Plan.

  Had compensation expense for the Company's four stock-based compensation plans been based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share attributable to common stockholders for 1998, 1997 and 1996 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

                                                     Year Ended December 31,
                                                    --------------------------
                                                     1998     1997      1996
                                                    ------- ---------  -------
   Net income (loss):
     As reported................................... $85,638 $(102,871) $(4,350)
     Pro forma.....................................  80,710  (104,776)  (5,263)
   Diluted net income (loss) per common share:
     As reported...................................    1.62     (2.02)    (.10)
     Pro forma.....................................    1.52     (2.06)    (.12)

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1998, 1997 and 1996, respectively: risk-free interest rates of 4.9%, 6.3% and 6.1%; dividend yield of zero percent for all years; expected lives of 4.4 years, 3.9 years, and 5.0 years; and volatility of 40.0% for all years. Consistent with SFAS 123, the Company assumed zero volatility for all options granted prior to the date the Company qualified as a public entity.

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 applies only to 1998, 1997 and 1996, and additional awards in future years are anticipated.

13. UNAUDITED QUARTERLY FINANCIAL DATA

                                                    QUARTER ENDED
                                      -----------------------------------------
                                      MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
                                      -------- ------- ------------ -----------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998:
  Total revenues..................... $49,308  $54,244   $63,461     $  69,627
  Gross margin.......................  26,158   29,152    34,757        39,327
  Operating income...................   8,377   10,707    15,456        18,763
  Income before income taxes.........   6,484    8,651    13,576        17,284
  Income tax benefit(1)..............     --       --        --         39,643
  Net income attributable to common
   stockholders......................   6,484    8,651    13,576        56,927
  Net income attributable to common
   stockholders per share:
    Basic............................     .13      .17       .26          1.11
    Diluted..........................     .12      .16       .26          1.06
1997:
  Total revenues..................... $38,582  $41,030   $43,278     $  48,914
  Gross margin.......................  16,094   18,862    21,235        25,631
  Operating income (loss)(3).........   1,327    2,117     3,740      (113,719)
  Income (loss) attributable to com-
   mon stockholders..................   1,164    1,731     3,113      (116,224)
  Extraordinary item(2)..............     --       --       (577)          --
  Discontinued operations(2).........     --       --      7,922           --
  Net income (loss) attributable to
   common stockholders...............   1,164    1,731    10,458      (116,224)
  Net income (loss) per share (basic
   and diluted):
    Income (loss) attributable to
     common stockholders.............     .02      .03       .06         (2.28)
    Extraordinary item...............     --       --       (.01)          --
    Discontinued operations..........     --       --        .15           --
    Net income (loss) attributable to
     common stockholders.............     .02      .03       .20         (2.28)

--------
(1) The fourth quarter of 1998 includes an income tax benefit of $39.6 million, or $0.74 per diluted share, related primarily to the elimination of its valuation allowance against its deferred tax assets (Note 7).

(2) The third quarter of 1997 includes a $0.6 million extraordinary charge for early extinguishment of debt (Note 6) and a $7.9 million gain on disposition of discontinued operations (Note 10).

(3) The fourth quarter of 1997 includes the following non-recurring items:

  a) The Company recorded a $105.5 million charge, or $2.07 per share, for purchased research and development related primarily to the SUMMITrak asset acquisition (Note 4).

  b) The Company recorded a $11.7 million charge, or $0.23 per share, for impairment of certain capitalized software development costs (Note 2). This charge includes internal software development costs of $8.4 million which were previously capitalized over the first three quarters of 1997 at $2.8 million per quarter.

  c) The Company recorded a $4.7 million charge, or $0.09 per share, for impairment of certain intangible assets (Note 2).

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Financial Statements, Financial Statement Schedules, and Exhibits:

    (1) Financial Statements

      The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 27.

    (2) Financial Statement Schedules:

      Index to Consolidated Financial Statement Schedules:

                                                                            Page
                                                                            ----
     Report of Independent Public Accountants..............................   52
     Schedule II--Valuation and Qualifying Accounts........................   53

    (3) Exhibits

      Exhibits are listed in the Exhibit Index on page 54.

      The Exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601(10)(iii) of Regulation S-K.

  (b) Reports on Form 8-K

    None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CSG Systems International, Inc.

                                                     /s/ Neal C. Hansen
                                          By: _________________________________
                                                       Neal C. Hansen
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                          Date: March 29, 1999

                               POWER OF ATTORNEY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Neal C. Hansen           Chairman of the Board of     March 29, 1999
______________________________________  Directors and Chief
            Neal C. Hansen              Executive Officer
                                        (Principal Executive
                                        Officer)

          /s/ John P. Pogge            President, Chief Operating   March 29, 1999
______________________________________  Officer and Director
            John P. Pogge

          /s/ Greg A. Parker           Vice President and Chief     March 29, 1999
______________________________________  Financial Officer
            Greg A. Parker              (Principal Financial
                                        Officer)

          /s/ Randy R. Wiese           Controller (Principal        March 29, 1999
______________________________________  Accounting Officer)
            Randy R. Wiese

         /s/ George F. Haddix          Director                     March 29, 1999
______________________________________
           George F. Haddix

         /s/ Royce J. Holland          Director                     March 29, 1999
______________________________________
           Royce J. Holland

        /s/ Janice Obuchowski          Director                     March 29, 1999
______________________________________
          Janice Obuchowski


              Signature                          Title                   Date
              ---------                          -----                   ----
       /s/ Bernard W. Reznicek         Director                     March 29, 1999
______________________________________
         Bernard W. Reznicek

       /s/ Rockwell A. Schnabel        Director                     March 29, 1999
______________________________________
         Rockwell A. Schnabel

          /s/ Frank V. Sica            Director                     March 29, 1999
______________________________________
            Frank V. Sica

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE OF
                        CSG SYSTEMS INTERNATIONAL, INC.

To the Board of Directors of
 CSG Systems International, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of CSG Systems International, Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated January 20, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of CSG Systems International, Inc. listed in Item 14(a)(2) of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Omaha, Nebraska
January 20, 1999

                        CSG SYSTEMS INTERNATIONAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                          For the Year Ended
                                                             December 31,
                                                         ----------------------
                                                          1998     1997   1996
                                                         -------  ------  -----
                                                            (in thousands)
Balance, beginning of period............................ $ 1,394  $  819  $ 521
Acquisition of businesses...............................     --      --     101
Additions charged to expense............................   1,724     875    319
Reductions..............................................  (1,067)   (300)  (122)
                                                         -------  ------  -----
Balance, end of period.................................. $ 2,051  $1,394  $ 819
                                                         =======  ======  =====

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

 2.17(2)   Administration and Development Services Agreement between Cray
           Systems Ltd. and CSG International Limited dated June 28, 1996

           (2.18 intentionally omitted)

 2.19(5)*  Restated and Amended CSG Master Subscriber Management System
           Agreement between CSG Systems, Inc. and TCI Cable Management
           Corporation dated August 10, 1997

 2.19A(7)* Second Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated January 9, 1998.

 2.19B(8)* First Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated June 29, 1998.

 2.19C(9)  Sixth Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated July 22, 1998.

 2.19D(9)* Seventh Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated September 8, 1998.

 2.19E(9)  Eighth Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated September 25, 1998.


  Exhibit
  Number                                Description
  -------                               -----------
 2.19F(9)* Eleventh Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated September 30, 1998.

 2.19G*    Fifth, Ninth, Tenth, Thirteenth, Fourteenth, Seventeenth and
           Nineteenth Amendments to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation.

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

 2.26      Second Amendment to Loan Agreement among CSG Systems, Inc. and CSG
           Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 16, 1998.

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

 10.04A(7) Second Amendment of Employee Performance Stock Purchase Agreement dated March 18, 1998.

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

 10.12(6)  Separation Agreement and Releases with George F. Haddix

 10.13(6)  Independent Consulting Agreement with George F. Haddix, dated
           December 23, 1997

 10.14     Employment Agreement with Neal C. Hansen, dated November 17, 1998
 10.15(6)  Indemnification Agreements between CSG Systems International, Inc.
           and certain directors


   Exhibit
    Number                               Description
   -------                               -----------
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

 10.40C(9)*   First Amendment to Amended and Restated Services Agreement
              between CSG Systems, Inc. and First Data Technologies, Inc., dated July 8, 1998.

              (10.41-10.43 intentionally omitted)

 10.44(4)     CSG Systems International, Inc. Stock Option Plan for Non-
              Employee Directors

 10.45        Employment Agreement with John P. Pogge, dated November 17, 1998.

 10.46        Employment Agreement with Edward Nafus, dated November 17, 1998.

 10.47        Employment Agreement with Greg Parker, dated November 17, 1998.

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

(6) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K, as amended for the year ended December 31, 1997.

(7) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

(8) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

(9) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

 * Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.