Form 10-Q
period 1999-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 1999-05-14
CIK 1005757

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

         OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to _____________

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

                               YES  X    NO
                                  -----    -----
Shares of common stock outstanding at May 7, 1999: 51,677,250

                        CSG SYSTEMS INTERNATIONAL, INC.

                FORM 10-Q For the Quarter Ended March 31, 1999

                                     INDEX

                                                                                                 Page No.
                                                                                                 --------
Part I   -     FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Balance Sheets as of March 31, 1999
               and December 31, 1998 ..........................................................     3

               Condensed Consolidated Statements of Income for the Three Months Ended
               March 31, 1999 and 1998.........................................................     4

               Condensed Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1999 and 1998 ..................................................     5

               Notes to Condensed Consolidated Financial Statements ...........................     6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations  .........................................................     8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk......................    15


Part II  -     OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K ...............................................    16

               Signatures .....................................................................    17

               Index to Exhibits ..............................................................    18

                         CSG SYSTEMS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                                  March 31,         December 31,
                                                                                                    1999               1998
                                        ASSETS                                                -----------------   ---------------
                                        ------                                                   (unaudited)
Current assets:
   Cash and cash equivalents ...............................................................          $  40,035         $  39,593
   Accounts receivable-
      Trade-
          Billed, net of allowance of $2,637 and $2,051 ....................................             58,499            60,529
          Unbilled .........................................................................              4,883             2,828
      Other ................................................................................                728             1,179
   Deferred income taxes ...................................................................              2,092             1,803
   Other current assets ....................................................................              2,558             2,275
                                                                                              -----------------   ---------------
      Total current assets .................................................................            108,795           108,207
                                                                                              -----------------   ---------------
 Property and equipment, net of depreciation of $26,039 and $23,765 ........................             24,587            24,711
 Software, net of amortization of $35,856 and $35,391 ......................................              8,916             9,422
 Noncompete agreements and goodwill, net of amortization of $26,154 and $24,878 ............              6,218             7,596
 Client contracts and related intangibles, net of amortization of $19,430 and $17,671 ......             59,482            59,791
 Deferred income taxes .....................................................................             54,302            59,389
 Other assets ..............................................................................              2,037             2,380
                                                                                              -----------------   ---------------
       Total assets ........................................................................          $ 264,337         $ 271,496
                                                                                              =================   ===============
                                LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current maturities of long-term debt ....................................................          $  19,821         $  19,125
   Customer deposits .......................................................................             10,582            10,018
   Trade accounts payable ..................................................................             10,634            10,471
   Accrued employee compensation ...........................................................              9,965            12,276
   Deferred revenue ........................................................................             11,683            13,470
   Conversion incentive payments ...........................................................             18,881            22,032
   Accrued income taxes ....................................................................              7,643             6,756
   Other current liabilities ...............................................................              7,563             7,009
                                                                                              -----------------   ---------------
      Total current liabilities ............................................................             96,772           101,157
                                                                                              -----------------   ---------------
 Non-current liabilities:
   Long-term debt, net of current maturities ...............................................             91,179           109,125
   Deferred revenue ........................................................................                192               216
                                                                                              -----------------   ---------------
      Total non-current liabilities ........................................................             91,371           109,341
                                                                                              -----------------   ---------------
 Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
      zero shares issued and outstanding ...................................................                 --                --
   Common stock, par value $.01 per share; 100,000,000 shares authorized;
      51,637,850 shares and 51,465,646 shares outstanding ..................................                517               515
   Common stock warrants; 3,000,000 warrants outstanding ...................................             26,145            26,145
   Additional paid-in capital ..............................................................            124,190           120,599
   Deferred employee compensation ..........................................................               (255)             (328)
   Notes receivable from employee stockholders .............................................               (331)             (478)
   Accumulated other comprehensive income (loss)-cumulative translation adjustments ........               (126)               38
   Treasury stock, at cost, 66,986 shares and 66,000 shares ................................               (132)              (97)
   Accumulated deficit .....................................................................            (73,814)          (85,396)
                                                                                              -----------------   ----------------
      Total stockholders' equity ...........................................................             76,194            60,998
                                                                                              -----------------   ----------------
      Total liabilities and stockholders' equity ...........................................          $ 264,337         $ 271,496
                                                                                              =================   ================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CSG SYSTEMS INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (in thousands, except per share amounts)

                                                                  Three months ended
                                                             ----------------------------
                                                               March 31,       March 31,
                                                                  1999            1998
                                                             ------------    ------------
 Total revenues ............................................ $     71,087    $     49,308
 Expenses:
     Cost of revenues:
        Direct costs .......................................       28,096          22,082
        Amortization of client contracts ...................        1,789           1,068
                                                             ------------    ------------
              Total cost of revenues .......................       29,885          23,150
                                                             ------------    ------------
 Gross margin (exclusive of depreciation) ..................       41,202          26,158
                                                             ------------    ------------
 Operating expenses:
     Research and development ..............................        7,620           6,525
     Selling and marketing .................................        3,273           2,397
     General and administrative:
        General and administrative .........................        6,282           5,602
        Amortization of noncompete agreements and goodwill..        1,318           1,341
        Stock-based employee compensation ..................           73              74
     Depreciation ..........................................        2,409           1,842
                                                             ------------    ------------
              Total operating expenses .....................       20,975          17,781
                                                             ------------    ------------
 Operating income ..........................................       20,227           8,377
                                                             ------------    ------------
     Other income (expense):
        Interest expense ...................................       (2,224)         (2,546)
        Interest income ....................................          641             660
        Other ..............................................          (21)             (7)
                                                             ------------    ------------
              Total other ..................................       (1,604)         (1,893)
                                                             ------------    ------------
 Income before income taxes ................................       18,623           6,484
     Income tax provision ..................................       (7,041)             --
                                                             ------------    ------------
 Net income ................................................ $     11,582    $      6,484
                                                             ============    ============

 Basic net income per common share:
    Net income available to common stockholders ............ $       0.22    $       0.13
                                                             ============    ============
    Weighted average common shares .........................       51,565          51,025
                                                             ============    ============

 Diluted net income per common share:
    Net income available to common stockholders ............ $       0.21    $       0.12
                                                             ============    ============
    Weighted average common shares .........................       54,216          52,737
                                                             ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CSG SYSTEMS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (in thousands)

                                                                                                       Three months ended
                                                                                                ---------------------------------
                                                                                                   March 31,           March 31,
                                                                                                     1999                1998
                                                                                                --------------      -------------
Cash flows from operating activities:
  Net income ..................................................................................       $ 11,582           $  6,484

  Adjustments to reconcile net income to net cash provided by (used in) operating activities-
     Depreciation .............................................................................          2,409              1,842
     Amortization .............................................................................          3,899              2,846
     Deferred income taxes ....................................................................          4,796             (3,699)
     Stock-based employee compensation ........................................................             73                 74
     Changes in operating assets and liabilities:
       Trade accounts and other receivables, net ..............................................            345             (6,540)
       Other current and noncurrent assets ....................................................           (294)               (94)
       Accounts payable and accrued liabilities ...............................................           (517)            (2,561)
                                                                                                --------------      -------------
         Net cash provided by (used in) operating activities ..................................         22,293             (1,648)
                                                                                                --------------      -------------
Cash flows from investing activities:
  Purchases of property and equipment, net ....................................................         (2,317)            (3,494)
  Additions to software .......................................................................             --               (571)
  Conversion and other incentive payments .....................................................         (4,601)                --
                                                                                                --------------      -------------
         Net cash used in investing activities ................................................         (6,918)            (4,065)
                                                                                                --------------      -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock ......................................................          2,305              1,260
  Payments on notes receivable from employee stockholders .....................................            181                 --
  Payments on long-term debt ..................................................................        (17,250)                --
                                                                                                --------------      -------------
         Net cash provided by (used in) financing activities ..................................        (14,764)             1,260
                                                                                                --------------      -------------

Effect of exchange rate fluctuations on cash ..................................................           (169)               104
                                                                                                --------------      -------------
Net increase (decrease) in cash and cash equivalents ..........................................            442             (4,349)
Cash and cash equivalents, beginning of period ................................................         39,593             20,417
                                                                                                --------------      -------------
Cash and cash equivalents, end of period ......................................................       $ 40,035           $ 16,068
                                                                                                ==============      =============
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for-
    Interest ..................................................................................       $  1,950           $  2,311
    Income taxes ..............................................................................       $     96           $    (70)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CSG SYSTEMS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The condensed consolidated financial statements at March 31, 1999, and for the three months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission (the Company's 1998 10-K). The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results for the entire year ending December 31, 1999.

2. STOCK SPLIT

On March 5, 1999, the Company completed a two-for-one stock split, effected as a stock dividend, for stockholders of record on February 8, 1999. Share and per share data for all periods presented herein have been adjusted to give effect to the split.

3. NET INCOME PER COMMON SHARE

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

For the quarters ended March 31, 1999 and 1998, weighted average outstanding stock options of 3,200 and 761,128, respectively, have been excluded from the computation of diluted net income per common share because the exercise prices of these options were greater than the average market price of the common shares for the respective quarters.

For the quarters ended March 31, 1999 and 1998, the weighted average dilutive potential common shares (calculated using the treasury stock method) from Common Stock Warrants of 2,012,527 and 1,225,386, respectively, are excluded from the diluted net income per common share calculation as the events necessary to allow the exercise of the warrants had not been satisfied as of March 31, 1999 or 1998. The Company expects certain of these warrants to become exercisable during 1999. See additional discussion of the Common Stock Warrants in the Company's 1998 10-K.

4. COMPREHENSIVE INCOME

The Company's components of comprehensive income was as follows (in thousands):

                                                   Three months ended March 31,
                                                   ----------------------------
                                                     1999           1998
                                                   -------        -------
           Net income...........................   $11,582        $ 6,484
           Foreign currency translation
              adjustments......................       (164)            80
                                                   -------        -------
           Comprehensive income................    $11,418        $ 6,564
                                                   =======        =======

5. RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Certain March 31, 1998 amounts have been reclassified to conform with the March 31, 1999 presentation.

6. ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (SFAS 133) was issued. The Statement establishes accounting and reporting standards requiring every derivative instrument, as defined, to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company expects to adopt SFAS 133 no later than fiscal year 2000, and does not expect the adoption of this Statement to have a significant effect on the Company's consolidated financial statements.

                         CSG SYSTEMS INTERNATIONAL, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                                                                  Three months ended March 31,
                                                                       ---------------------------------------------------
                                                                                 1999                      1998
                                                                       ------------------------   ------------------------
                                                                                       % of                       % of
                                                                          Amount      Revenue       Amount       Revenue
                                                                       -----------  -----------   -----------  -----------
 Total revenues ......................................................    $ 71,087        100.0%     $ 49,308        100.0%

 Expenses:
    Cost of revenues:
      Direct costs ...................................................      28,096         39.5        22,082         44.8
      Amortization of client contracts ...............................       1,789          2.5         1,068          2.1
                                                                       -----------  -----------   -----------  -----------
            Total cost of revenues ...................................      29,885         42.0        23,150         46.9
                                                                       -----------  -----------   -----------  -----------
    Gross margin (exclusive of depreciation) .........................      41,202         58.0        26,158         53.1
                                                                       -----------  -----------   -----------  -----------
    Operating expenses:
      Research and development .......................................       7,620         10.7         6,525         13.2
      Selling and marketing ..........................................       3,273          4.6         2,397          4.9
      General and administrative:
       General and administrative ....................................       6,282          8.8         5,602         11.4
       Amortization of noncompete agreements and goodwill ............       1,318          1.9         1,341          2.7
       Stock-based employee compensation .............................          73          0.1            74          0.2
      Depreciation ...................................................       2,409          3.4         1,842          3.7
                                                                       -----------  -----------   -----------  -----------
       Total operating expenses ......................................      20,975         29.5        17,781         36.1
                                                                       -----------  -----------   -----------  -----------
 Operating income ....................................................      20,227         28.5         8,377         17.0
                                                                       -----------  -----------   -----------  -----------
    Other income (expense):
      Interest expense ...............................................      (2,224)        (3.1)       (2,546)        (5.2)
      Interest income ................................................         641          0.8           660          1.3
      Other ..........................................................         (21)          --            (7)          --
                                                                       -----------  -----------   -----------  -----------
       Total other ...................................................      (1,604)        (2.3)       (1,893)        (3.9)
                                                                       -----------  -----------   -----------  -----------
 Income before income taxes ..........................................      18,623         26.2         6,484         13.1
    Income tax provision .............................................      (7,041)        (9.9)           --           --
                                                                       -----------  -----------   -----------  -----------
 Net income ..........................................................    $ 11,582         16.3%      $ 6,484         13.1%
                                                                       ===========  ===========   ===========  ===========

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues. Total revenues for the three months ended March 31, 1999, increased 44.2% to $71.1 million, from $49.3 million for the three months ended March 31, 1998.

Revenues from processing and related services for the three months ended March 31, 1999, increased 48.0% to $59.0 million, from $39.8 million for the three months ended March 31, 1998. Of the total increase in revenue, approximately 68% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 32% was due to increased revenue per customer. Customers serviced as of March 31, 1999 and 1998, respectively, were 30.5 million and 23.6 million, an increase of 29.4%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and internal customer growth experienced by existing clients. From January 1, 1999 through March 31, 1999, the Company converted and processed approximately 1.0 million additional customers on its systems. Total annualized domestic revenue per customer account for the first three months of 1999 was $9.10, compared to $8.13 for the same period in 1998, an increase of 11.9%. Revenue per customer increased primarily due to a greater percentage of processing revenues in 1999 being generated under the Tele-Communications, Inc. (TCI) processing contract (the TCI Contract), and to a lesser degree, increased usage of ancillary services by clients and price increases included in client contracts.

Revenues from software and related product sales and professional consulting services for the three months ended March 31, 1999, increased 27.9% to $12.1 million, from $9.5 million for the three months ended March 31, 1998. This increase relates primarily to the continued penetration of sales of software and services to the Company's existing client base, as well as sales to new clients.

Cost of Revenues. Direct costs as a percentage of related revenues were 39.5% for the three months ended March 31, 1999, compared to 44.8% for the three months ended March 31, 1998. The improvement between periods relates primarily to better overall leveraging of processing costs as a result of the continued growth of the customer base processed on the Company's system. Amortization of client contracts for the three months ended March 31, 1999, increased 67.5% to $1.8 million, from $1.1 million for the three months ended March 31, 1998. The increase in expense is due primarily to an increase in amortization of the value assigned to the TCI Contract. The value assigned to the TCI Contract is being amortized over the life of the contract in proportion to the financial minimums included in the contract.

Gross Margin. Gross margin for the three months ended March 31, 1999, increased 57.5% to $41.2 million, from $26.2 million for the three months ended March 31, 1998, due primarily to revenue growth. The gross margin percentage increased to 58.0% for the three months ended March 31, 1999, compared to 53.1% for the three months ended March 31, 1998. The overall increase in the gross margin percentage is due primarily to the increase in processing and related services revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. Research and development (R&D) expense for the three months ended March 31, 1999, increased 16.8% to $7.6 million, from $6.5 million for the three months ended March 31, 1998. As a percentage of total revenues, R&D expense decreased to 10.7% for the three months ended March 31, 1999, from 13.2% for the three months ended March 31, 1998.

During the three months ended March 31, 1998, the Company capitalized third party, contracted programming costs of approximately $0.6 million, related primarily to enhancements to existing products. The Company did not capitalize any software development costs during the three months ended March 31, 1999. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for the three months ended March 31, 1999 and 1998, were $7.6 million, or 10.7% of total revenues, and $7.1 million, or 14.4% of total revenues, respectively. The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The increased R&D expenditures consist primarily of increases in salaries, benefits, and other programming-related expenses.

Selling and Marketing Expense. Selling and marketing (S&M) expense for the three months ended March 31, 1999, increased 36.5% to $3.3 million, from $2.4 million for the three months ended March 31, 1998. As a percentage of total revenues, S&M expense decreased to 4.6% for the three months ended March 31, 1999, from 4.9% for the three months ended March 31, 1998. The overall decrease in S&M expenses as a percentage of total revenues is due primarily to increased revenues, while controlling S&M costs.

General and Administrative Expense. General and administrative (G&A) expense for the three months ended March 31, 1999, increased 12.1% to $6.3 million, from $5.6 million for the three months ended March 31, 1998. As a percentage of total revenues, G&A expense decreased to 8.8% for the three months ended March 31, 1999, from 11.4% for the three months ended March 31, 1998. The increase in G&A expenses relates primarily to the continued expansion of the Company's administrative staff and other administrative costs to support the Company's overall growth. The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenues, while controlling G&A costs.

Depreciation Expense. Depreciation expense for the three months ended March 31, 1999, increased 30.8% to $2.4 million, from $1.8 million for the three months ended March 31, 1998. The increase in expense relates to capital expenditures made during 1998 and the first three months of 1999 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the three months ended March 31, 1999, was $20.2 million or 28.5% of total revenues, compared to $8.4 million or 17.0% of total revenues for the three months ended March 31, 1998. The increase between years relates to the factors discussed above.

Interest Expense. Interest expense for the three months ended March 31, 1999, decreased 12.6% to $2.2 million, from $2.5 million for the three months ended March 31, 1998, with the decrease attributable primarily to scheduled principal payments on the Company's long-term debt and a decrease in interest rates between periods.

Income Tax Provision. As of December 31, 1997, the Company had recorded a valuation allowance against certain deferred tax assets since realization of future tax benefits was not sufficiently assured as of that date. During the first quarter of 1998, the Company realized a portion of the deferred tax assets such that the overall income tax provision for the quarter was zero. During the fourth quarter of 1998, the Company concluded that it was more likely than not that it would realize the entire tax benefit from its deferred tax assets and eliminated the entire valuation allowance as of December 31, 1998.

For the three months ended March 31, 1999, the Company's recorded an income tax provision of $7.0 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 1999.

Adjusted Results of Operations
------------------------------
The Company incurred certain one-time or acquisition-related charges (Acquisition Charges) in connection with the CSG Acquisition in November 1994. The Acquisition Charges include amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill, and stock-based compensation and totaled $2.0 million and $2.1 million for the quarters ended March 31, 1999 and 1998, respectively. The Company's adjusted results of operations excluding the impact of these items are shown in the following table. In addition to the exclusion of these expenses from the calculation, the adjusted results of operations were computed using an effective income tax rate of 38%, and outstanding shares on a diluted basis. See the Company's "Management's Discussion and Analysis of Financial Condition and

Results of Operations" contained in the Company's 1998 10-K for additional discussion regarding the Acquisition Charges and the impact of such charges on operations.

                                                  For the three months ended March 31,
                                                  ------------------------------------
                                                            1999         1998
                                                            ----         ----
                                                (in thousands, except per share amounts)
   Adjusted Results of Operations:
     Operating income...........................           $22,251     $10,428
     Operating income margin....................              31.3%       21.1%
     Income before income taxes.................            20,647       8,535
     Net income ................................            12,801       5,292
     Earnings per diluted common share..........               .24         .10
     Weighted average diluted common shares.....            54,216      52,737

TCI Contract and AT&T Merger
----------------------------
During the three months ended March 31, 1999 and 1998, revenues from TCI and affiliated companies generated under the TCI Contract represented approximately 44.2% and 39.1% of total revenues, respectively. The TCI Contract has a 15-year term and expires in 2012. The TCI Contract has minimum financial commitments over the term of the contract and includes exclusive rights to provide customer care and billing products and services for TCI's offerings of wireline video, all Internet/high-speed data services, residential wireline telephony services, and print and mail services. The TCI Contract provides certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company's products and services include innovations in features and functions that have become standard in the wireline video industry. To date, the Company believes it has complied with the terms of the contract. Since execution of the TCI Contract in September 1997 through March 31, 1999, the Company has successfully converted approximately 8.6 million TCI cable television customers onto its system. Approximately 1.7 million additional TCI cable television customers are currently scheduled to be converted during the remainder of 1999.

AT&T completed its merger with TCI in March 1999. At this time, it is too early to determine the near- and long-term impact, if any, the merger will have on the Company's relationship with the combined entity. AT&T has announced its planned efforts to provide convergent communications services in 10 United States cities during 1999. The Company is participating in those convergent trials and is working closely with AT&T to provide customer care and billing services to customers in those cities. The Company expects to continue performing successfully under the TCI Contract, and is hopeful that it can continue to sell products and services to the combined entity that are in excess of the minimum financial commitments included in the contract.

Liquidity and Capital Resources
-------------------------------
As of March 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $40.0 million. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At March 31, 1999, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002.

As of March 31, 1999 and December 31, 1998, respectively, the Company had $58.5 million and $60.5 million in net trade accounts receivable, a decrease of $2.0 million. The Company's trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average net trade accounts receivable balance for the period. The Company's DBO calculations for the three months ended March 31, 1999 and 1998 were 60 days and 58 days, respectively.

During the three months ended March 31, 1999, the Company generated $22.3 million of net cash flow from operating activities. Cash generated from these sources and the proceeds of $2.3 million from the issuance of common stock through the Company's stock incentive plans were used to (i) fund capital expenditures of $2.3 million, (ii) pay conversion and other incentive payments of $4.6 million, and (iii) repay long-term debt of $17.3 million, which includes $2.3 million of scheduled payments and an optional prepayment of $15.0 million.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months ended March 31, 1999 was $26.3 million or 36.9% of total revenues, compared to $12.9 million or 26.1% of total revenues for the three months ended March 31, 1998. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods.

Interest rates for the term and revolving credit facilities are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional spread, with the spread dependent upon the Company's leverage ratio. Effective April 1, 1999, the spread on the LIBOR rate and the prime rate will be 0.50% and 0%, respectively.

The Company is required to make certain conversion incentive payments under the TCI Contract, with the amounts and the timing of the payments based principally upon the number of TCI customers converted to, and the total number of TCI customers processed on, the Company's customer care and billing system. Total payments as of March 31, 1999 have been approximately $7.1 million. Based on the conversions performed to date and the future conversions scheduled as of March 31, 1999, the Company expects to pay the remaining $18.9 million to TCI in 1999.

The Company continues to make significant investments in capital equipment, facilities, and research and development. The Company had no significant capital commitments as of March 31, 1999. The Company believes that cash generated from operations, together with the current cash and cash equivalents and the amount available under the revolving credit facility, will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, conversion incentive payments and capital expenditures for both its short and long-term purposes.

Year 2000
---------
The Company's business is dependent upon various computer software programs and operating systems that utilize dates and process data beyond the year 2000. The Company's actions to address the risks associated with the year 2000 are as follows:

The Company's State of Readiness. The Company has established a corporate program to coordinate its year 2000 (Y2K) compliance efforts across all business functions and geographic areas. The scope of the program includes addressing the risks associated with the Company's (i) information technology (IT) systems (including the Company's products and services), (ii) non-IT systems that include embedded technology, and (iii) significant vendors and their Y2K readiness. The Company is utilizing the following steps in executing its Y2K compliance program: (1) awareness, (2) assessment, (3) renovation (including upgrades and enhancements to the Company's products), (4) validation and testing, and (5) implementation. The Company has completed the awareness and assessment steps for all areas.

Products and Services. The renovation step has been substantially completed for
---------------------
all significant products and services, and the Company now is focusing its efforts on validation and testing. The Company's most significant renovation effort involved its core product, Communications Control System (CCS). CCS utilizes one subroutine for calculating dates, with the various computer programs within CCS with date dependent calculations accessing this subroutine. As a result, all date calculations are performed in one location. The renovation of this subroutine and the related interfaces to the various date dependent programs has been completed. The Company has completed the testing of the CCS application using its standard testing methodologies, while adding date simulation to specifically address the Y2K risk. Such date simulation considered pre-2000, cross over, and post-2000 time frames, including year 2000 leap year considerations. The renovated and tested version of CCS has been implemented into the production environment.

The Company expects to be substantially completed with its testing of third party interfaces (e.g., addressable devices) to CCS by the end of the second quarter of 1999. The Company is dependent upon the third parties for such testing, and expects to be completed with the testing by the end of the third quarter of 1999. The interfaces are not complex and are considered low risk by the Company.

For the Company's software products, no significant renovation is believed necessary, as the products are relatively new and were designed to be Y2K compliant. The Company is testing these products with similar date simulation techniques discussed above to ensure they are Y2K compliant. Such testing is substantially completed, with the remaining testing expected to be done by the end of the second quarter of 1999.

The Company has developed a process to manage further updates or enhancements to any product related software code which has been tested and internally certified as Y2K compliant, and is considering a plan to "freeze" all changes to mission critical product related software after November 1999. The Company also plans to retest CCS (through an initial program load of the CCS system) in the fourth quarter of 1999 to ensure continued Y2K compliance. Several CSG clients are conducting tests of the Company's products in conjunction with their own operating environments. Several test phases have been completed (beginning in December 1998), with additional phases continuing into the third quarter of 1999, including participation by TCI in such testing.

Internal Systems. Renovation and/or testing of the Company's significant
----------------
internal use IT Systems (e.g., payroll systems, accounting systems, etc.) is substantially complete, with all systems expected to be tested and implemented by the end of the second quarter of 1999. The Company has a substantial number of non-IT systems that include embedded technology (e.g., buildings, plant, equipment and other infrastructure) that are owned and managed by the lessors of the buildings in which the Company is located. The Company has sent letters to its lessors requesting certifications of the Y2K compliance of the embedded systems. The Company has received some of the certifications from lessors and expects to receive the remaining certifications by the end of the second quarter of 1999. Letters have also been sent to third parties providing other internal non-IT systems with embedded technology (e.g., statement insertion machines, copy machines, etc.). Some of the Y2K certifications and/or upgrades are complete, with all systems expected to be completed by the end of the second quarter of 1999.

Significant Vendors. As part of the Company's Y2K compliance program, the
-------------------
Company has contacted its significant vendors to assess their Y2K readiness. For substantially all mission critical third party software embedded in or specified for use in conjunction with the Company's IT systems and products, the Company's communications with the vendors indicates that the vendors believe they are fully Y2K compliant. The remaining vendors indicate that they are substantially Y2K compliant. The Company expects to receive further enhancements from these vendors as they become available throughout 1999 to bring the products into full Y2K compliance. Such third party software has been or is being tested in conjunction with the testing of the IT systems and products discussed above. All other significant vendors (including the Company's vendor who provides data processing services for CCS) have indicated they are substantially Y2K compliant. There can be no assurance that (i) the

Company's significant vendors will succeed in their Y2K compliance efforts, or
(ii) the failure of vendors to address Y2K compliance will not have a material adverse effect on the Company's business or results of operations.

The Costs to Address the Company's Year 2000 Issues. Since inception of its program in 1995 through March 31, 1999, the Company has incurred and expensed costs of approximately $3.2 million related to Y2K compliance efforts. The total estimated costs to complete the Company's Y2K compliance effort are approximately $0.7 million. The estimated costs to complete, which does not include any costs which may be incurred by the Company if its significant vendors fail to timely address Y2K compliance, is based on currently known circumstances and various assumptions regarding future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

The Company's Contingency Plan. The Company is addressing the need for any Y2K specific contingency plan as part of its overall business continuity planning, with modifications to the plan where Y2K specific exposures are identified as the Company continues to execute its Y2K compliance project during 1999. The Company is establishing a Y2K task force for all mission critical operations of the Company which will provide dedicated personnel to escalate the resolution of any Y2K specific matters that may occur. The Company has implemented a restricted vacation policy for December 1999 and January 2000 to ensure all mission critical personnel are available if any Y2K specific matters occur.

The (i) inability to timely implement a contingency plan, if deemed necessary, and (ii) the cost to develop and implement such a plan, may have a material adverse effect on the Company's results of operations.

Certain Factors That May Affect Future Results of Operations. Except for statements of existing or historical facts, the foregoing discussion of Y2K consists of forward-looking statements and assumptions relating to forward-looking statements, including without limitation the statements relating to future costs, the timetable for completion of Y2K compliance efforts, potential problems relating to Y2K, the Company's state of readiness, third party representations, and the Company's plans and objectives for addressing Y2K problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation (i) the failure of vendors and service providers to timely achieve Y2K compliance, (ii) system incompatibilities with third parties resulting from software conversions, (iii) the Company's systems and products not containing all necessary date code changes, (iv) the failure of existing or future clients to achieve Y2K compliance, (v) potential litigation arising out of Y2K issues, the risk of which may be greater for information technology based service providers such as the Company, (vi) the failure of the Company's validation and testing phase to detect operational problems internal to the Company, in the Company's products or services or in the Company's interface with service providers, vendors or clients, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technological infeasibility of testing certain non-IT systems, the perceived cost-benefit constraints against conducting all available testing, or the unavailability of third parties to participate in testing, or (vii) the failure to timely implement a contingency plan to the extent Y2K compliance is not achieved.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
There have been no material changes to the Company's market risks during the three months ended March 31, 1999. See the Company's 1998 10-K for additional discussion regarding the Company's market risks.

                        CSG SYSTEMS INTERNATIONAL, INC.
                          PART II. OTHER INFORMATION

Item 1-5. None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits

              2.19H* Fourth and Twenty-Second Amendments and Schedule L to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation.

              27.01   Financial Data Schedule (EDGAR Version only)

              99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of
                      1995-Certain Cautionary Statements and Risk Factors

        (b)   Reports on Form 8-K

              None

------------------

* Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1999

                                      CSG SYSTEMS INTERNATIONAL, INC.


                                      /s/ Neal C. Hansen
                                      ------------------------------------------
                                      Neal C. Hansen
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)


                                      /s/ Greg A. Parker
                                      ------------------------------------------
                                      Greg A. Parker
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


                                      /s/ Randy R. Wiese
                                      ------------------------------------------
                                      Randy R. Wiese
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

2.19H* Fourth and Twenty-Second Amendments and Schedule L to Restated and Amended CSG Master Subscriber Management System Agreement
                 between CSG Systems, Inc. and TCI Cable Management Corporation.

27.01          Financial Data Schedule (EDGAR Version only)

99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary
                 Statements and Risk Factors

------------------

* Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.