Form 10-Q
period 1999-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 1999-08-16
CIK 1005757

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                             YES  X  NO
                                ----   ----

Shares of common stock outstanding at August 11, 1999:  51,784,556

                        CSG SYSTEMS INTERNATIONAL, INC.

                FORM 10-Q For the Quarter Ended June 30, 1999


                                     INDEX

                                                                                                        Page No.
                                                                                                        --------
Part I  -   FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets as of June 30, 1999
            and December 31, 1998.......................................................                      3

            Condensed Consolidated Statements of Income for the Three and Six
            Months Ended June 30, 1999 and 1998 ........................................                      4

            Condensed Consolidated Statements of Cash Flows for the Three and Six
            Months Ended June 30, 1999 and 1998.........................................                      5

            Notes to Condensed Consolidated Financial Statements........................                      6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................                      8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...............                        17


Part II -   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.........................                     18

Item 6.     Exhibits and Reports on Form 8-K............................................                     18

            Signatures..................................................................                     20

            Index to Exhibits...........................................................                     21

                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                    June 30,        December 31,
                                                                                                      1999              1998
                                                                                                  -----------       ------------
                                            ASSETS                                                (unaudited)
 Current assets:
   Cash and cash equivalents.................................................................     $    34,066       $     39,593
   Accounts receivable-
      Trade-
          Billed, net of allowance of $2,852 and $2,051......................................          59,047             60,529
          Unbilled...........................................................................           8,100              2,828
      Other..................................................................................             914              1,179
   Deferred income taxes.....................................................................           2,070              1,803
   Other current assets......................................................................           2,479              2,275
                                                                                                  -----------       ------------
      Total current assets...................................................................         106,676            108,207
                                                                                                  -----------       ------------
 Property and equipment, net of depreciation of $28,505 and $23,765..........................          24,107             24,711
 Software, net of amortization of $36,321 and $35,391........................................           8,422              9,422
 Noncompete agreements and goodwill, net of amortization of $27,436 and $24,878..............           4,861              7,596
 Client contracts and related intangibles, net of amortization of $21,268 and $17,671........          57,644             59,791
 Deferred income taxes.......................................................................          54,208             59,389
 Other assets................................................................................           1,812              2,380
                                                                                                  -----------       ------------
       Total assets..........................................................................     $   257,730       $    271,496
                                                                                                  ===========       ============
                                LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current maturities of long-term debt......................................................     $    18,710       $     19,125
   Customer deposits.........................................................................           9,892             10,018
   Trade accounts payable....................................................................          11,266             10,471
   Accrued employee compensation.............................................................          11,233             12,276
   Deferred revenue..........................................................................           9,163             13,470
   Conversion incentive payments.............................................................          15,277             22,032
   Accrued income taxes......................................................................           8,958              6,756
   Other current liabilities.................................................................           8,055              7,009
                                                                                                  -----------       ------------
      Total current liabilities..............................................................          92,554            101,157
                                                                                                  -----------       ------------
 Non-current liabilities:
   Long-term debt, net of current maturities.................................................          72,290            109,125
   Deferred revenue..........................................................................             714                216
                                                                                                  -----------       ------------
      Total non-current liabilities..........................................................          73,004            109,341
                                                                                                  -----------       ------------
 Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
      zero shares issued and outstanding.....................................................               -                  -
   Common stock, par value $.01 per share; 100,000,000 shares authorized;
      51,778,380 shares and 51,465,646 shares outstanding....................................             518                515
   Common stock warrants; 3,000,000 warrants outstanding.....................................          26,145             26,145
   Additional paid-in capital................................................................         126,629            120,599
   Deferred employee compensation............................................................            (182)              (328)
   Notes receivable from employee stockholders...............................................            (216)              (478)
   Accumulated other comprehensive income (loss)-cumulative translation adjustments..........            (269)                38
   Treasury stock, at cost, 66,986 shares and 66,000 shares..................................            (132)               (97)
   Accumulated deficit.......................................................................         (60,321)           (85,396)
                                                                                                  -----------       ------------
      Total stockholders' equity ............................................................          92,172             60,998
                                                                                                  -----------       ------------
      Total liabilities and stockholders' equity.............................................     $   257,730       $    271,496
                                                                                                  ===========       ============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (in thousands, except per share amounts)

                                                                            Three months ended              Six months ended
                                                                        --------------------------    ---------------------------
                                                                        June 30,        June 30,        June 30,       June 30,
                                                                          1999            1998            1999           1998
                                                                        ----------     -----------    ------------   ------------
 Total revenues.......................................................  $   76,510     $    54,244    $    147,597   $    103,552
 Expenses:
     Cost of revenues:
        Direct costs..................................................      29,839          23,916          57,935         45,998
        Amortization of client contracts..............................       1,871           1,176           3,660          2,244
                                                                        ----------     -----------    ------------   ------------
              Total cost of revenues..................................      31,710          25,092          61,595         48,242
                                                                        ----------     -----------    ------------   ------------
 Gross margin (exclusive of depreciation).............................      44,800          29,152          86,002         55,310
                                                                        ----------     -----------    ------------   ------------
 Operating expenses:
     Research and development.........................................       8,217           6,781          15,837         13,306
     Selling and marketing............................................       3,729           2,639           7,002          5,036
     General and administrative:
        General and administrative....................................       6,252           5,616          12,534         11,218
        Amortization of noncompete agreements and goodwill............       1,318           1,347           2,636          2,688
        Stock-based employee compensation.............................          73              74             146            148
     Depreciation.....................................................       2,495           1,988           4,904          3,830
                                                                        ----------     -----------    ------------   ------------
              Total operating expenses................................      22,084          18,445          43,059         36,226
                                                                        ----------     -----------    ------------   ------------
 Operating income.....................................................      22,716          10,707          42,943         19,084
                                                                        ----------     -----------    ------------   ------------
     Other income (expense):
        Interest expense..............................................      (1,809)         (2,462)         (4,033)        (5,008)
        Interest income...............................................         816             473           1,457          1,133
        Other.........................................................           4             (67)            (17)           (74)
                                                                        ----------     -----------    ------------   ------------
              Total other.............................................        (989)         (2,056)         (2,593)        (3,949)
                                                                        ----------     -----------    ------------   ------------
 Income before income taxes...........................................      21,727           8,651          40,350         15,135
     Income tax provision.............................................      (8,234)              -         (15,275)             -
                                                                        ----------     -----------    ------------   ------------
 Net income...........................................................  $   13,493     $     8,651    $     25,075   $     15,135
                                                                        ==========     ===========    ============   ============

 Basic net income per common share:
    Net income available to common stockholders........................ $     0.26     $      0.17    $       0.49   $       0.30
                                                                        ==========     ===========    ============   ============
    Weighted average common shares.....................................     51,710          51,125          51,637         51,075
                                                                        ==========     ===========    ============   ============

 Diluted net income per common share:
    Net income available to common stockholders........................ $     0.25     $      0.16    $       0.46   $       0.29
                                                                        ==========     ===========    ============   ============
    Weighted average common shares.....................................     54,031          52,840          54,123         52,789
                                                                        ==========     ===========    ============   ============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (in thousands)

                                                                                                         Six months ended
                                                                                                    --------------------------
                                                                                                     June 30,      June 30,
                                                                                                       1999          1998
                                                                                                    -----------   ------------
Cash flows from operating activities:
  Net income.....................................................................................   $    25,075   $     15,135
  Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation................................................................................         4,904          3,830
     Amortization................................................................................         7,764          5,897
     Deferred income taxes.......................................................................         4,911         (5,402)
     Stock-based employee compensation...........................................................           146            148
     Changes in operating assets and liabilities:
       Trade accounts and other receivables, net.................................................        (3,662)        (9,685)
       Other current and noncurrent assets.......................................................          (231)        (1,180)
       Accounts payable and accrued liabilities..................................................         1,546          5,194
                                                                                                    -----------   ------------
         Net cash provided by operating activities...............................................        40,453         13,937
                                                                                                    -----------   ------------

Cash flows from investing activities:
  Purchases of property and equipment, net.......................................................        (4,346)        (6,647)
  Additions to software..........................................................................             -         (1,410)
  Conversion and other incentive payments........................................................        (8,205)          (640)
                                                                                                    -----------   ------------
         Net cash used in investing activities...................................................       (12,551)        (8,697)
                                                                                                    -----------   ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock.........................................................         3,888          2,741
  Repurchase of common stock.....................................................................             -             (2)
  Payments on notes receivable from employee stockholders........................................           325              -
  Payments on long-term debt.....................................................................       (37,250)        (2,250)
                                                                                                    -----------   ------------
         Net cash provided by (used in) financing activities.....................................       (33,037)           489
                                                                                                    -----------   ------------

Effect of exchange rate fluctuations on cash.....................................................          (392)            28
                                                                                                    -----------   ------------

Net increase (decrease) in cash and cash equivalents.............................................        (5,527)         5,757

Cash and cash equivalents, beginning of period...................................................        39,593         20,417
                                                                                                    -----------   ------------
Cash and cash equivalents, end of period.........................................................   $    34,066   $     26,174
                                                                                                    ===========   ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for-
    Interest.....................................................................................   $     3,689   $      4,534
    Income taxes.................................................................................   $     6,029   $        828

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The condensed consolidated financial statements at June 30, 1999, and for the three and six months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission (the Company's 1998 10-K). The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results for the entire year ending December 31, 1999.


2.   STOCK SPLIT

On March 5, 1999, the Company completed a two-for-one stock split, effected as a stock dividend, for stockholders of record on February 8, 1999. Share and per share data for all periods presented herein reflect the effect of the split.


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

For the quarters ended June 30, 1999 and 1998, weighted average outstanding stock options of 564,285 and 76,244 have been excluded from the computation of diluted net income per common share because the exercise prices of these options were greater than the average market price of the common shares for the respective quarters.

For the three and six months ended June 30, 1999 and 1998, the weighted average dilutive potential common shares (calculated using the treasury stock method) from Common Stock Warrants are excluded from the diluted net income per common share calculation as the events necessary to allow the exercise of the warrants had not been satisfied as of June 30, 1999 or 1998. For the three and six month periods ended June 30, 1999 and 1998, the weighted average diluted potential common shares from Common Stock Warrants excluded from diluted net income per common share are as follows:

                                                   For the Three           For the Six
                                                    Months Ended          Months Ended
                                                   -------------          ------------
June 30, 1999........................                1,934,766              1,973,647
June 30, 1998........................                1,343,540              1,284,463

The Company expects certain of these warrants to become exercisable during 1999. See additional discussion of the Common Stock Warrants in the Company's 1998 10-K.

4.   COMPREHENSIVE INCOME

The Company's components of comprehensive income were as follows (in thousands):

                                                  Three Months Ended                     Six Months Ended
                                         ------------------------------------  ------------------------------------
                                           June 30, 1999      June 30, 1998      June 30, 1999      June 30, 1998
                                         -----------------  -----------------  -----------------  -----------------
Net income.............................           $13,493             $8,651            $25,075             $15,135
Foreign currency translation
  adjustments..........................              (143)               (11)              (307)                 69
                                                  -------             ------            -------             -------
Comprehensive income...................           $13,350             $8,640            $24,768             $15,204
                                                  =======             ======            =======             =======


5.   RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Certain June 30, 1998 amounts have been reclassified to conform with the June 30, 1999 presentation.


6.   SUBSEQUENT EVENT - STOCK REPURCHASE PLAN

Effective August 4, 1999, the Company's Board of Directors approved a stock repurchase plan which authorizes the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time to time as market and business conditions warrant. This program represents approximately 10% of the Company's outstanding shares.

The stock repurchase plan will be in effect until terminated by the Board of Directors of the Company. The stock may be used in connection with stock option and warrant exercises, employee stock purchases, possible acquisitions, and other corporate purposes.

7.   ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (SFAS 133) was issued. The Statement establishes accounting and reporting standards requiring every derivative instrument, as defined, to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) was issued. SFAS 137 defers the effective date of SFAS 133. The Company expects to adopt SFAS 133 no later than fiscal year 2001, and does not expect the adoption of this Statement to have a significant effect on the Company's consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                                          Three months ended June 30,               Six months ended June 30,
                                                  ---------------------------------------   ---------------------------------------
                                                          1999                1998                  1999                 1998
                                                  --------------------  -----------------   ------------------   -------------------
                                                               % of                % of                 % of                  % of
                                                    Amount    Revenue     Amount  Revenue     Amount   Revenue     Amount   Revenue
                                                  ---------- ---------  --------- -------   ---------  -------   ---------  --------
 Total revenues ................................  $  76,510   100.0%   $  54,244   100.0%   $ 147,597   100.0%   $ 103,552   100.0%

 Expenses:
    Cost of revenues:
      Direct costs .............................     29,839    39.0       23,916    44.1       57,935    39.2       45,998    44.4
      Amortization of client contracts .........      1,871     2.4        1,176     2.2        3,660     2.5        2,244     2.2
                                                  ---------   -----    ---------   -----    ---------   -----    ---------   -----
            Total cost of revenues .............     31,710    41.4       25,092    46.3       61,595    41.7       48,242    46.6
                                                  ---------   -----    ---------   -----    ---------   -----    ---------   -----
    Gross margin (exclusive of depreciation) ...     44,800    58.6       29,152    53.7       86,002    58.3       55,310    53.4
                                                  ---------   -----    ---------   -----    ---------   -----    ---------   -----
    Operating expenses:
      Research and development .................      8,217    10.7        6,781    12.5       15,837    10.7       13,306    12.9
      Selling and marketing ....................      3,729     4.9        2,639     4.9        7,002     4.8        5,036     4.9
      General and administrative:
       General and administrative ..............      6,252     8.2        5,616    10.3       12,534     8.5       11,218    10.8
       Amortization of noncompete agreements
        and goodwill ...........................      1,318     1.7        1,347     2.5        2,636     1.8        2,688     2.6
       Stock-based employee compensation .......         73     0.1           74     0.1          146     0.1          148     0.1
      Depreciation .............................      2,495     3.3        1,988     3.7        4,904     3.3        3,830     3.7
                                                  ---------   -----    ---------   -----    ---------   -----    ---------   -----
       Total operating expenses ................     22,084    28.9       18,445    34.0       43,059    29.2       36,226    35.0
                                                  ---------   -----    ---------   -----    ---------   -----    ---------   -----
 Operating income ..............................     22,716    29.7       10,707    19.7       42,943    29.1       19,084    18.4
                                                  ---------   -----    ---------   -----    ---------   -----    ---------   -----
    Other income (expense):
      Interest expense .........................     (1,809)   (2.4)      (2,462)   (4.5)      (4,033)   (2.8)      (5,008)   (4.8)
      Interest income ..........................        816     1.1          473     0.8        1,457     1.0        1,133     1.1
      Other ....................................          4      --          (67)   (0.1)         (17)     --          (74)   (0.1)
                                                  ---------   -----    ---------   -----    ---------   -----    ---------   -----
       Total other .............................       (989)   (1.3)      (2,056)   (3.8)      (2,593)   (1.8)      (3,949)   (3.8)
                                                  ---------   -----    ---------   -----    ---------   -----    ---------   -----
 Income before income taxes ....................     21,727    28.4        8,651    15.9       40,350    27.3       15,135    14.6
    Income tax provision .......................     (8,234)  (10.8)          --      --      (15,275)  (10.3)          --      --
                                                  ---------   -----    ---------   -----    ---------   -----    ---------   -----
 Net income ....................................  $  13,493    17.6%   $   8,651    15.9%   $  25,075    17.0%   $  15,135    14.6%
                                                  =========   =====    =========   =====    =========   =====    =========   =====

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues. Total revenues for the three months ended June 30, 1999, increased 41.0% to $76.5 million, from $54.2 million for the three months ended June 30, 1998.

Revenues from processing and related services for the three months ended June 30, 1999, increased 39.5% to $61.5 million, from $44.1 million for the three months ended June 30, 1998. Of the total increase in revenue, approximately 61% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 39% was due to increased revenue per customer. Customers serviced as of June 30, 1999 and 1998, respectively, were 31.2 million and 25.4 million, an increase of 22.7%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and
internal customer growth experienced by existing clients.   From April 1, 1999
through June 30, 1999, the Company converted and processed approximately 0.8 million new customers on its systems.

Revenues from software and related product sales and professional consulting services for the three months ended June 30, 1999, increased 47.8% to $15.0 million, from $10.1 million for the three months ended June 30, 1998. This increase relates primarily to the continued penetration of sales of the Company's software products and services to the Company's existing client base, as well as sales to new clients.

Total annualized domestic revenue per customer account for the second quarter of 1999 was $9.49, compared to $8.25 for the same period in 1998, an increase of 15.0%. Revenue per customer increased primarily due to (i) a greater percentage of processing revenues in 1999 being generated under the AT&T Broadband and Internet Services (BIS) processing contract (the AT&T Contract), (ii) increased usage of ancillary processing services, (iii) price increases included in client contracts, and (iv) increased software sales to new and exisiting clients.

Cost of Revenues. Direct costs as a percentage of related revenues were 39.0% for the three months ended June 30, 1999, compared to 44.1% for the three months ended June 30, 1998. The improvement between periods relates primarily to better overall leveraging of processing costs as a result of the continued growth of the customer base processed on the Company's system. Amortization of client contracts for the three months ended June 30, 1999, increased 59.1% to $1.9 million, from $1.2 million for the three months ended June 30, 1998. The increase in expense is due primarily to an increase in amortization of the value assigned to the AT&T Contract. The value assigned to the AT&T Contract is being amortized over the life of the contract in proportion to the financial minimums included in the contract.

Gross Margin. Gross margin for the three months ended June 30, 1999, increased 53.7% to $44.8 million, from $29.2 million for the three months ended June 30, 1998, due primarily to revenue growth. The gross margin percentage increased to 58.6% for the three months ended June 30, 1999, compared to 53.7% for the three months ended June 30, 1998. The overall increase in the gross margin percentage is due primarily to the increase in processing and related services revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. Research and development (R&D) expense for the three months ended June 30, 1999, increased 21.1% to $8.2 million, from $6.8 million for the three months ended June 30, 1998. As a percentage of total revenues, R&D expense decreased to 10.7% for the three months ended June 30, 1999, from 12.5% for the three months ended June 30, 1998.

The Company did not capitalize any software development costs during the three months ended June 30, 1999. During the three months ended June 30, 1998, the Company capitalized third party, contracted programming costs of approximately $0.8 million, related primarily to enhancements to existing products. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for the three months ended June 30, 1999 and 1998, were $8.2 million, or 10.7% of total revenues, and $7.6 million, or 14.1% of total revenues, respectively. The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The increased R&D expenditures consist primarily of increases in salaries, benefits, and other programming-related expenses.

Selling and Marketing Expense. Selling and marketing (S&M) expense for the three months ended June 30, 1999, increased 41.3% to $3.7 million, from $2.6 million for the three months ended June 30, 1998. As a percentage of total revenues, S&M expense remained the same at 4.9% for both periods. The overall increase in S&M expenses is due primarily to increased sales activities.

General and Administrative Expense. General and administrative (G&A) expense for the three months ended June 30, 1999, increased 11.3% to $6.3 million, from $5.6 million for the three months ended June 30, 1998. As a percentage of total revenues, G&A expense decreased to 8.2% for the three months ended June 30, 1999, from 10.3% for the three months ended June 30, 1998. The increase in G&A expenses relates primarily to the continued expansion of the Company's administrative staff and other administrative costs to support the Company's overall growth. The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenues, while controlling G&A costs.

Depreciation Expense. Depreciation expense for the three months ended June 30, 1999, increased 25.5% to $2.5 million, from $2.0 million for the three months ended June 30, 1998. The increase in expense relates to capital expenditures made during 1998 and the first six months of 1999 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the three months ended June 30, 1999, was $22.7 million or 29.7% of total revenues, compared to $10.7 million or 19.7% of total revenues for the three months ended June 30, 1998. The increase between years relates to the factors discussed above.

Interest Expense. Interest expense for the three months ended June 30, 1999, decreased 26.5% to $1.8 million, from $2.5 million for the three months ended June 30, 1998, with the decrease attributable primarily to (i) scheduled principal payments on the Company's long-term debt (ii) an optional prepayment on long-term debt of $15 million made on March 31, 1999, and (iii) a decrease in interest rates between periods.

Income Tax Provision. As of December 31, 1997, the Company had recorded a valuation allowance against certain deferred tax assets since realization of future tax benefits was not sufficiently assured as of that date. During 1998, the Company realized a portion of the deferred tax assets such that the overall income tax provision for the quarter was zero. During the fourth quarter of 1998, the Company concluded that it was more likely than not that it would realize the entire tax benefit from its deferred tax assets and eliminated the entire valuation allowance as of December 31, 1998.

For the three months ended June 30, 1999, the Company recorded an income tax provision of $8.2 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 1999.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues. Total revenues for the six months ended June 30, 1999, increased 42.5% to $147.6 million, from $103.6 million for the six months ended June 30, 1998.

Revenues from processing and related services for the six months ended June 30, 1999, increased 43.5% to $120.5 million, from $83.9 million for the six months ended June 30, 1998. Of the total increase in revenue, approximately 65% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 35% was due to increased revenue per customer. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and internal customer growth experienced by existing clients. From January 1, 1999 through June 30, 1999, the Company converted and processed approximately 1.8 million new customers on its systems.

Revenues from software and related product sales and professional consulting services for the six months ended June 30, 1999, increased 38.2% to $27.1 million, from $19.7 million for the six months ended June 30, 1998. This increase relates primarily to the continued penetration of sales of the Company's software products and services to the Company's existing client base, as well as sales to new clients.

Total annualized domestic revenue per customer account for the six months ended June 30, 1999 was $9.30, compared to $8.19 for the same period in 1998, an increase of 13.5%. Revenue per customer increased primarily due to (i) a greater percentage of processing revenues in 1999 being generated under the AT&T Contract, (ii) increased usage of ancillary processing services, (iii) price increases included in client contracts, and (iv) increased software sales to new and existing clients.

Cost of Revenues. Direct costs as a percentage of related revenues were 39.2% for the six months ended June 30, 1999, compared to 44.4% for the six months ended June 30, 1998. The improvement between periods relates primarily to better overall leveraging of processing costs as a result of the continued growth of the customer base processed on the Company's system. Amortization of client contracts for the six months ended June 30, 1999, increased 63.1% to $3.7 million, from $2.2 million for the six months ended June 30, 1998. The increase in expense is due primarily to an increase in amortization of the value assigned to the AT&T Contract. The value assigned to the AT&T Contract is being amortized over the life of the contract in proportion to the financial minimums included in the contract.

Gross Margin. Gross margin for the six months ended June 30, 1999, increased 55.5% to $86.0 million, from $55.3 million for the six months ended June 30, 1998, due primarily to revenue growth. The gross margin percentage increased to 58.3% for the six months ended June 30, 1999, compared to 53.4% for the six months ended June 30, 1998. The overall increase in the gross margin percentage is due primarily to the increase in processing and related services revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. R&D expense for the six months ended June 30, 1999, increased 19.0% to $15.8 million, from $13.3 million for the six months ended June 30, 1998. As a percentage of total revenues, R&D expense decreased to 10.7% for the six months ended June 30, 1999, from 12.9% for the six months ended June 30, 1998.

The Company did not capitalize any software development costs during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Company capitalized third party, contracted programming costs of approximately $1.4 million, related primarily to enhancements to existing products. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for the six months ended June 30, 1999 and 1998, were $15.8 million, or 10.7% of total revenues, and $14.7 million, or 14.2% of total revenues, respectively. The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The increased R&D expenditures consist primarily of increases in salaries, benefits, and other programming-related expenses.

Selling and Marketing Expense. S&M expense for the six months ended June 30, 1999, increased 39.0% to $7.0 million, from $5.0 million for the six months ended June 30, 1998. As a percentage of total revenues, S&M expense decreased to 4.8% for the six months ended June 30, 1999, from 4.9% for the six months ended June 30, 1998. The overall increase in S&M expenses is due primarily to increased sales activities.

General and Administrative Expense. G&A expense for the six months ended June 30, 1999, increased 11.7% to $12.5 million, from $11.2 million for the six months ended June 30, 1998. As a percentage of total revenues, G&A expense decreased to 8.5% for the six months ended June 30, 1999, from 10.8% for the six months ended June 30, 1998. The increase in G&A expenses relates primarily to the continued expansion of the Company's administrative staff and other administrative costs to support the Company's overall growth.

The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenues, while controlling G&A costs.

Depreciation Expense. Depreciation expense for the six months ended June 30, 1999, increased 28.0% to $4.9 million, from $3.8 million for the six months ended June 30, 1998. The increase in expense relates to capital expenditures made during 1998 and the first six months of 1999 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the six months ended June 30, 1999, was $42.9 million or 29.1% of total revenues, compared to $19.1 million or 18.4% of total revenues for the six months ended June 30, 1998. The increase between years relates to the factors discussed above.

Interest Expense. Interest expense for the six months ended June 30, 1999, decreased 19.5% to $4.0 million, from $5.0 million for the six months ended June 30, 1998, with the decrease attributable primarily to (i) scheduled principal payments on the Company's long-term debt (ii) an optional prepayment on long-term debt of $15 million made on March 31, 1999, and (iii) a decrease in interest rates between periods.

Income Tax Provision. Due to the factors discussed above, the Company's income tax expense for the first six months of 1998 was zero. For the six months ended June 30, 1999, the Company recorded an income tax provision of $15.3 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 1999.


Adjusted Results of Operations
------------------------------

The Company incurred certain one-time or acquisition-related charges (Acquisition Charges) in connection with the CSG Acquisition in November 1994. The Acquisition Charges include amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill, and stock-based compensation. These charges totaled $2.0 million and $2.1 million for the three months ended June 30, 1999 and 1998, and $4.1 million and $4.1 million for the six months ended June 30, 1999 and 1998, respectively. The Company's adjusted results of operations excluding the impact of these items are shown in the following table. In addition to the exclusion of these expenses from the calculation, the adjusted results of operations were computed using an effective income tax rate of 38% for all periods, and outstanding shares on a diluted basis. See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1998 10-K for additional discussion regarding the Acquisition Charges and the impact of such charges on operations.


                                                For the Three Months                   For the Six Months
                                                   Ended June 30,                        Ended June 30,
                                        ------------------------------------  ------------------------------------
                                              1999               1998               1999               1998
                                        -----------------  -----------------  -----------------  -----------------
                                                        (in thousands, except per share amounts)
Adjusted Results of Operations:
  Operating income.....................          $24,742            $12,760            $46,993            $23,188
  Operating income margin..............             32.3%              23.5%              31.8%              22.4%
  Income before income taxes...........           23,753             10,704             44,400             19,239
  Net income...........................           14,727              6,636             27,528             11,928
  Earnings per diluted common share....             0.27               0.13               0.51               0.23
  Weighted average diluted common
    shares.............................           54,031             52,840             54,123             52,789

AT&T Contract and Merger
------------------------

AT&T completed its merger with TCI in March 1999 and has consolidated the TCI operations into AT&T Broadband and Internet Services (BIS). During the six months ended June 30, 1999 and 1998, revenues from AT&T and affiliated companies generated under the AT&T Contract represented approximately 43.0% and 38.5% of total revenues, respectively. The AT&T Contract has a 15-year term and expires in 2012. The AT&T Contract has minimum financial commitments over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, residential wireline telephony services, and print and mail services. The AT&T Contract provides certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company's products and services include innovations in features and functions that have become standard in the wireline video industry. To date, the Company believes it has complied with the terms of the contract. Since execution of the AT&T Contract in September 1997 through June 30, 1999, the Company has successfully converted approximately 9.2 million AT&T cable television customers onto its system.

At this time, it is too early to determine the near- and long-term impact, if any, the AT&T and TCI merger will have on the Company's relationship with the combined entity. AT&T has announced its planned efforts to provide convergent communications services in several United States cities during 1999. The Company is participating in those convergent trials and is working closely with AT&T to provide customer care and billing services to customers in those cities. The Company expects to continue performing successfully under the AT&T Contract, and is hopeful that it can continue to sell products and services to the combined entity that are in excess of the minimum financial commitments and exclusive rights included in the contract.

AT&T holds 3.0 million warrants to purchase the Company's Common Stock at an exercise price of $12 per share. AT&T will be able to exercise 2.0 million of the warrants when the Company processes a total of 13.0 million AT&T customers on its system. The remaining 1.0 million warrants are exercisable at various increments as additional qualifying AT&T customers are converted to the Company's system in excess of the 13.0 million customers (the Excess Customers). Dependent upon the source of the Excess Customers, the 1.0 million warrants may be exercisable with a minimum of 1.25 million Excess Customers, but require no more than 2.5 million Excess Customers to become fully exercisable. The Company expects certain of these warrants to become exercisable during 1999.
The warrants expire in September 2002.


Liquidity and Capital Resources
-------------------------------

As of June 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $34.1 million. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At June 30, 1999, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002.

As of June 30, 1999 and December 31, 1998, respectively, the Company had $59.0 million and $60.5 million in net trade accounts receivable, a decrease of $1.5 million. The Company's trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average net trade accounts receivable balance for the period. The Company's DBO calculations for the quarters ended June 30, 1999 and 1998 were 55 days and 58 days, respectively.

During the six months ended June 30, 1999, the Company generated $40.5 million of net cash flow from operating activities. Cash generated from these sources and the proceeds of $3.9 million from the issuance of common stock through the Company's stock incentive plans were used to (i) fund capital expenditures of $4.3 million, (ii) pay conversion and other incentive payments of $8.2 million, and (iii) repay long-term debt of $37.3 million, which includes $7.3 million of scheduled payments and optional prepayments totaling $30.0 million.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the six months ended June 30, 1999 was $55.2 million or 37.4% of total revenues, compared to $28.4 million or 27.4% of total revenues for the six months ended June 30, 1998. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods.

Interest rates for the term and revolving credit facilities are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional spread, with the spread dependent upon the Company's leverage ratio. Effective April 1, 1999, the spread on the LIBOR rate and the prime rate was 0.50% and 0%, respectively. As of June 30, 1999, the entire amount of the debt was under either three or six-month LIBOR contracts with an overall weighted average interest rate of 5.67% (i.e., LIBOR at 5.17% plus spread of 0.50%), compared to 5.89% as of December 31, 1998.

In December 1997, the Company entered into a three-year interest rate collar with a major bank to manage its risk from its variable rate long-term debt. The underlying notional amount covered by the collar agreement is $66.9 million as of June 30, 1999, and decreases over the three-year term in relation to the scheduled principal payments on the long-term debt. Any payment on the 4.9% (LIBOR) interest rate floor, or receipt on the 7.5% (LIBOR) interest rate cap component of the collar, would be recognized as an adjustment to interest expense in the period incurred. There are no amounts due or receivable under this agreement as of June 30, 1999, and the agreement had no effect on the Company's interest expense for 1999 or 1998.

The Company is required to make certain conversion incentive payments under the AT&T Contract, with the amounts and the timing of the payments based principally upon the number of AT&T customers converted to, and the total number of AT&T customers processed on, the Company's customer care and billing system. Total payments as of June 30, 1999 have been approximately $10.7 million. Based on the conversions performed to date and the future conversions scheduled as of June 30, 1999, the Company expects to pay the remaining $15.3 million in the third quarter of 1999.

The Company continues to make significant investments in capital equipment, facilities, and research and development, and recently approved a discretionary stock repurchase plan (see Note 6 to the Condensed Consolidated Financial Statements). The Company had no significant capital commitments as of June 30, 1999. The Company believes that cash generated from operations, together with the current cash and cash equivalents and the amount available under its current revolving credit facility will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, conversion incentive payments, capital expenditures, and stock repurchases for both its short and long-term purposes. The Company also believes it has significant unused borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.


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

  Products and Services.  The renovation step has been substantially completed
  ---------------------
  for all significant products and services, and the Company now is focusing its efforts on validation and testing. The Company's most significant renovation effort involved its core product Communications Control System (CCS). CCS utilizes one subroutine for calculating dates, with the various computer programs within CCS with date dependent calculations accessing this subroutine. As a result, all date calculations are performed in one location. The renovation of this subroutine and the related interfaces to the various date dependent programs has been completed. The Company has completed the testing of the CCS application using its standard testing methodologies, while adding date simulation to specifically address the Y2K risk. Such date simulation considered pre-2000, cross over, and post-2000 time frames, including year 2000 leap year considerations. The renovated and tested version of CCS has been implemented into the production environment.

  The Company has substantially completed its testing of third party interfaces (e.g., addressable devices) to CCS. The Company is dependent upon the third parties for such testing, and expects to complete the remaining testing by the end of the third quarter of 1999. The interfaces are not complex and are considered low risk by the Company.

  For the Company's software products, no significant renovation was necessary, as the products are relatively new and were designed to be Y2K compliant. The Company is testing these products with similar date simulation techniques discussed above to ensure they are Y2K compliant. Such testing is substantially completed, with the remaining testing expected to be done by the end of the third quarter of 1999.

  The Company has developed a process to manage further updates or enhancements to any product related software code which has been tested and internally certified as Y2K compliant, and intends to "freeze" all changes to mission critical product related software during November 1999. The Company also plans to retest CCS (through an initial program load of the CCS system) in the fourth quarter of 1999 to ensure continued Y2K compliance. Several CSG clients are conducting tests of the Company's products in conjunction with their own operating environments. Several test phases have been completed (beginning in December 1998), with additional phases continuing into the third quarter of 1999, including participation by AT&T in such testing.

  Internal Systems.  Renovation and testing of the Company's significant
  -----------------
  internal use IT Systems (e.g., payroll systems, accounting systems, etc.) is substantially complete, with the two remaining applications scheduled to be tested and implemented by the end of the third quarter of 1999. The Company has a substantial number of non-IT systems that include embedded technology (e.g., buildings, plant, equipment and other infrastructure) that are owned and managed by the lessors of the buildings in which the Company is located. The Company has sent letters to its lessors requesting certifications of the Y2K compliance of the embedded systems. The Company has received substantially all of the certifications from lessors and expects to receive the six remaining certifications (considered low risk by the Company) by the end of the third quarter of 1999. Letters have also been sent to third parties providing other internal non-IT systems with embedded technology (e.g., statement insertion machines, copy machines, etc.). All of these Y2K certifications and/or upgrades have been completed.

  Significant Vendors.  As part of the Company's Y2K compliance program, the
  --------------------
  Company has contacted its significant vendors to assess their Y2K readiness. For substantially all mission critical third party software embedded in or specified for use in conjunction with the Company's IT systems and products, the Company's communications with the vendors indicates that the vendors believe they are fully Y2K compliant. The remaining vendors indicate that they are substantially Y2K compliant. The Company expects to receive further enhancements from these vendors as they become available throughout 1999 to bring the products into full Y2K compliance. Such third party software has been or is being tested in conjunction with the testing of the IT systems and products discussed above. All other significant vendors (including the Company's vendor who provides data processing services for CCS) have indicated they are Y2K compliant. There can be no assurance that (i) the Company's significant vendors will succeed in their Y2K compliance efforts, or (ii) the failure of vendors to address Y2K compliance will not have a material adverse effect on the Company's business or results of operations.

The Costs to Address the Company's Year 2000 Issues. Since inception of its program in 1995 through June 30, 1999, the Company has incurred and expensed costs of approximately $3.6 million related to Y2K compliance efforts. The total estimated costs to complete the Company's Y2K compliance effort are approximately $0.5 million. The estimated costs to complete, which does not include any costs which may be incurred by the Company if its significant vendors fail to timely address Y2K compliance, is based on currently known circumstances and various assumptions regarding future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

The Company's Contingency Plan. The Company is addressing the need for any Y2K specific contingency plan as part of its overall business continuity planning, with modifications to the plan where Y2K specific exposures are identified as the Company continues to execute its Y2K compliance project during 1999. The Company has established a Y2K task force for all mission critical operations of the Company which will provide dedicated personnel to escalate the resolution of any Y2K specific matters that may occur. The Company has implemented a restricted vacation policy for December 1999 and January 2000 to ensure all mission critical personnel are available if any Y2K specific matters occur.

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


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

There have been no material changes to the Company's market risks during the six months ended June 30, 1999. See the Company's 1998 10-K for additional discussion regarding the Company's market risks.

                        CSG SYSTEMS INTERNATIONAL, INC.
                          PART II.   OTHER INFORMATION



Item 1-3.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The 1999 annual meeting (the "Annual Meeting") of stockholders of CSG Systems International, Inc. was held on May 20, 1999.

         (b)  The following persons were elected as directors at the Annual
              Meeting:

                Class II (term expiring in 2002)
                --------------------------------
                Royce J. Holland
                Bernard W. Reznicek

              The following directors' term of office continued after the Annual
              Meeting:

                Janice I. Obuchowski
                John P. Pogge
                Rockwell A. Schnabel
                George F. Haddix
                Neal C. Hansen
                Frank V. Sica

         (c)  Votes were cast or withheld at the Annual Meeting as follows:

              (i)  Election of directors:
                    Director                   For             Withheld
                    --------                   ---             --------
                    Royce, J. Holland          44,727,662      1,091,462
                    Bernard W. Reznicek        45,647,074        172,050

              (ii) Increase the 1996 Stock Incentive Plan by 3,000,000 shares of
                   Common Stock:

                    For                        Against         Abstain
                    ---                        -------         -------
                    23,106,600                 18,766,198      38,884

Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              2.19I* Twenty-Third, Twenty-Fourth, Twenty-Fifth, Twenty-Seventh, Twenty-Eighth, Thirtieth, Thirty-Fourth Amendments and Schedule Q to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation.

              10.03   CSG Systems International, Inc. 1996 Stock Incentive Plan

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

Dated:  August 16, 1999

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



                                    /s/ Greg A. Parker
                                    ------------------------------------------
                                    Greg A. Parker
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Randy R. Wiese
                                    ------------------------------------------
                                    Randy R. Wiese
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS




Exhibit
Number                     Description
------                     -----------

2.19I* Twenty-Third, Twenty-Fourth, Twenty-Fifth, Twenty-Seventh, Twenty-Eighth, Thirtieth, Thirty-Fourth Amendments and Schedule Q to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation.

10.03   CSG Systems International, Inc. 1996 Stock Incentive Plan

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