Form 10-Q
period 1999-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 1999-11-15
CIK 1005757

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999
     OR

[]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from________ to _______

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

Shares of common stock outstanding at November 12, 1999: 51,829,926

                        CSG SYSTEMS INTERNATIONAL, INC.

               FORM 10-Q For the Quarter Ended September 30, 1999


                                     INDEX


                                                                                                    Page No.
                                                                                                    --------

Part I -    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets as of September 30, 1999
            and December 31, 1998....................................................                      3

            Condensed Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 1999 and 1998 ................................                      4

            Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1999 and 1998.................................                      5

            Notes to Condensed Consolidated Financial Statements.....................                      6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................                      9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...............                     19


Part II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.........................................                     20

            Signatures...............................................................                     21

            Index to Exhibits........................................................                     22


                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                    September 30,     December 31,
                                                                                                        1999              1998
                                                                                                    -------------     ------------
                                            ASSETS                                                   (unaudited)
 Current assets:
    Cash and cash equivalents......................................................................   $ 30,963          $ 39,593
    Accounts receivable-
        Trade-
           Billed, net of allowance of $3,133 and $2,051..........................................      70,518            60,529
           Unbilled...............................................................................       8,068             2,828
       Other......................................................................................         784             1,179
    Deferred income taxes.........................................................................       2,202             1,803
    Other current assets..........................................................................       3,814             2,275
                                                                                                    -----------     ------------
        Total current assets......................................................................     116,349           108,207
                                                                                                    -----------     ------------
 Property and equipment, net of depreciation of $29,427 and $23,765...............................      23,502            24,711
 Software, net of amortization of $36,786 and $35,391.............................................       8,016             9,422
 Noncompete agreements and goodwill, net of amortization of $28,827 and $24,878...................       3,620             7,596
 Client contracts and related intangibles, net of amortization of $23,147 and $17,671.............      55,765            59,791
 Deferred income taxes............................................................................      53,698            59,389
 Other assets.....................................................................................       1,483             2,380
                                                                                                    -----------     ------------
        Total assets..............................................................................   $ 262,433         $ 271,496
                                                                                                    ===========     ============
                                LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..........................................................    $ 20,235          $ 19,125
    Customer deposits.............................................................................      10,552            10,018
    Trade accounts payable........................................................................       9,778            10,471
    Accrued employee compensation.................................................................      13,306            12,276
    Deferred revenue..............................................................................      10,953            13,470
    Conversion incentive payments.................................................................           -            22,032
    Accrued income taxes..........................................................................      11,675             6,756
    Other current liabilities.....................................................................      12,488             7,009
                                                                                                    -----------     ------------
       Total current liabilities..................................................................      88,987           101,157
                                                                                                    -----------     ------------
 Non-current liabilities:
    Long-term debt, net of current maturities.....................................................      65,765           109,125
    Deferred revenue..............................................................................         701               216
                                                                                                    -----------     ------------
       Total non-current liabilities..............................................................      66,466           109,341
                                                                                                    -----------     ------------
 Stockholders' equity:
    Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
       zero shares issued and outstanding ........................................................           -                 -
    Common stock, par value $.01 per share; 100,000,000 shares authorized;
       51,761,231 shares and 51,465,646 shares outstanding........................................         521               515
    Common stock warrants; 3,000,000 warrants outstanding.........................................      26,145            26,145
    Additional paid-in capital....................................................................     131,502           120,599
    Deferred employee compensation................................................................        (108)             (328)
    Notes receivable from employee stockholders...................................................        (164)             (478)
    Accumulated other comprehensive income-cumulative translation adjustments.....................          21                38
    Treasury stock, at cost, 366,986 shares and 66,000 shares.....................................      (6,677)              (97)
    Accumulated deficit...........................................................................     (44,260)          (85,396)
                                                                                                    -----------     ------------
       Total stockholders' equity ................................................................     106,980            60,998
                                                                                                    -----------     ------------
       Total liabilities and stockholders' equity.................................................   $ 262,433         $ 271,496
                                                                                                    ===========     ============

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (in thousands, except per share amounts)

                                                                     Three months ended                   Nine months ended
                                                              --------------------------------      --------------------------------
                                                              September 30,      September 30,      September 30,      September 30,
                                                                  1999               1998               1999               1998
                                                              -------------      -------------      -------------      -------------
Total revenues..............................................       $ 84,034           $ 63,461          $ 231,631          $ 167,013
 Expenses:
     Cost of revenues:
        Direct costs........................................         32,632             27,302             90,567             73,300
        Amortization of client contracts....................          1,909              1,402              5,569              3,646
                                                              -------------      -------------      -------------      -------------
              Total cost of revenues........................         34,541             28,704             96,136             76,946
                                                              -------------      -------------      -------------      -------------
 Gross margin (exclusive of depreciation)...................         49,493             34,757            135,495             90,067
                                                              -------------      -------------      -------------      -------------
 Operating expenses:
     Research and development...............................          8,681              6,972             24,518             20,278
     Selling and marketing..................................          3,825              3,004             10,827              8,040
     General and administrative:
        General and administrative..........................          6,406              5,841             18,940            17,059
        Amortization of noncompete agreements and goodwill..          1,317              1,346              3,953             4,034
        Stock-based employee compensation...................             74                 74                220               222
     Depreciation...........................................          2,563              2,064              7,467             5,894
                                                              -------------      -------------      -------------      -------------
              Total operating expenses......................         22,866             19,301             65,925            55,527
                                                              -------------      -------------      -------------      -------------
 Operating income...........................................         26,627             15,456             69,570            34,540
                                                              -------------      -------------      -------------      -------------
     Other income (expense):
        Interest expense....................................         (1,657)            (2,473)            (5,690)           (7,481)
        Interest income.....................................            751                617              2,208             1,750
        Other...............................................             31                (24)                14               (98)
                                                              -------------      -------------      -------------      -------------
              Total other...................................           (875)            (1,880)            (3,468)           (5,829)
                                                              -------------      -------------      -------------      ------------
Income before income taxes..................................         25,752             13,576             66,102            28,711
     Income tax provision...................................         (9,691)                 -            (24,966)                -
                                                              -------------      -------------      -------------      ------------
 Net income.................................................       $ 16,061           $ 13,576           $ 41,136          $ 28,711
                                                              =============      =============      =============      ============
 Basic net income per common share:
    Net income available to common stockholders.............         $ 0.31             $ 0.26             $ 0.80            $ 0.56
                                                              =============      =============      =============      ============
    Weighted average common shares.........................          51,744             51,252             51,673            51,134
                                                              =============      =============      =============      ============
 Diluted net income per common share:
    Net income available to common stockholders............          $.0.29             $ 0.26             $ 0.76            $ 0.54
                                                              =============      =============      =============      ============
    Weighted average common shares.........................          54,536             52,831             54,261            52,803
                                                              =============      =============      =============      ============

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (in thousands)


                                                                                                         Nine months ended
                                                                                                 -----------------------------------
                                                                                                  September 30,      September 30,
                                                                                                      1999               1998
                                                                                                 ----------------   ----------------
Cash flows from operating activities:
   Net income..............................................................................              $ 41,136          $ 28,711
   Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation.........................................................................                 7,467             5,894
      Amortization.........................................................................                11,773             9,274
      Deferred income taxes................................................................                 5,292            (6,388)
      Stock-based employee compensation....................................................                   220               222
      Changes in operating assets and liabilities:
        Trade accounts and other receivables, net..........................................               (14,918)          (13,351)
        Other current and noncurrent assets................................................                (1,581)             (857)
        Accounts payable and accrued liabilities...........................................                12,311            14,342
                                                                                                 ----------------   ----------------
          Net cash provided by operating activities........................................                61,700            37,847
                                                                                                 ----------------   ----------------

Cash flows from investing activities:
   Purchases of property and equipment, net................................................                (6,264)          (11,781)
   Acquisition of assets...................................................................                     -            (5,974)
   Additions to software...................................................................                     -            (1,410)
   Conversion and other incentive payments.................................................               (23,482)           (2,019)
                                                                                                 ----------------   ----------------
          Net cash used in investing activities............................................               (29,746)          (21,184)
                                                                                                 ----------------   ----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock..................................................                 7,847             3,499
   Repurchase of common stock..............................................................                (6,545)               (2)
   Payments on notes receivable from employee stockholders.................................                   391                50
   Payments on long-term debt..............................................................               (42,250)           (4,500)
                                                                                                 ----------------   ----------------
          Net cash used in financing activities............................................               (40,557)             (953)
                                                                                                 ----------------   ----------------

Effect of exchange rate fluctuations on cash...............................................                   (27)               77
                                                                                                 ----------------   ----------------

Net increase (decrease) in cash and cash equivalents.......................................                (8,630)           15,787

Cash and cash equivalents, beginning of period.............................................                39,593           20,417
                                                                                                 ----------------   ----------------
Cash and cash equivalents, end of period...................................................              $ 30,963         $ 36,204
                                                                                                 ================   ================

Supplemental disclosures of cash flow information:
   Cash paid during the period for-
      Interest.............................................................................               $ 5,101          $ 6,756
      Income taxes.........................................................................              $ 11,743          $ 1,591


Supplemental disclosures of noncash investing activities:
   During July 1998, the Company assumed liabilities of $1.3 million as part of the purchase price for the USTATS asset acquisition.


                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The condensed consolidated financial statements at September 30, 1999, and for the three and nine months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission (the Company's 1998 10-K). The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results for the entire year ending December 31, 1999.


2.   STOCK SPLIT

On March 5, 1999, the Company completed a two-for-one stock split, effected as a stock dividend, for stockholders of record on February 8, 1999. Share and per share data for all periods presented herein reflect the effect of the split.


3.   STOCKHOLDERS' EQUITY

Common Stock Warrants. AT&T holds 3.0 million warrants to purchase the Company's Common Stock at an exercise price of $12 per share. During the three months ended September 30, 1999, 2.6 million Common Stock Warrants became exercisable when (i) the Company processed a total of 13.0 million AT&T customers on its system and (ii) converted additional qualifying AT&T customers to the Company's system in excess of the 13.0 million customers. The remaining
0.4 million warrants are exercisable at various increments as additional qualifying AT&T customers are converted to the Company's system. None of the warrants were exercised as of September 30, 1999. The warrants expire in September 2002. See additional discussion of the Common Stock Warrants in the Company's 1998 10-K.

Stock Repurchase Plan. Effective August 4, 1999, the Company's Board of Directors approved a stock repurchase plan which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time to time as market and business conditions warrant. This program represents approximately 10% of the Company's outstanding shares. As of September 30, 1999, the Company had repurchased 300,000 shares of Common Stock for approximately $6.5 million (a weighted average price of $21.82 per share).

The stock repurchase plan will be in effect until terminated by the Board of Directors of the Company. The stock may be used in connection with stock option and warrant exercises, employee stock purchases, acquisitions, and other corporate purposes.


4.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is consistent with the calculation of basic net income per common share while giving effect to dilutive potential common shares outstanding during the period. The reconciliation of the weighted average common shares outstanding for the earnings per share calculation is as follows (in thousands):


                                                         Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
                                                           -------------              -------------
                                                         1999         1998         1999          1998
                                                      -----------  -----------  -----------  ------------

Basic common shares outstanding.....................       51,744       51,252       51,673        51,134

Dilutive effect of stock options....................        1,443        1,579        2,138         1,669

Dilutive effect of stock warrants...................        1,349          ---          450           ---
                                                           ------       ------       ------        ------

Diluted common shares outstanding...................       54,536       52,831       54,261        52,803
                                                           ======       ======       ======        ======


For the three and nine months ended September 30, 1999 and 1998, the weighted average dilutive potential common shares (calculated using the treasury stock method) from Common Stock Warrants are excluded from the diluted net income per common share calculation as the events necessary to allow the exercise of the warrants had not been satisfied as of September 30, 1999 and 1998. For the three and nine month periods ended September 30, 1999 and 1998, the weighted average diluted potential common shares from Common Stock Warrants excluded from diluted net income per common share are as follows:

                                                    For the Three       For the Nine
                                                    Months Ended        Months Ended
                                                   --------------       ------------
September 30, 1999...............................         184,045          1,377,113
September 30, 1998...............................       1,334,986          1,301,304


For the quarters ended September 30, 1999 and 1998, weighted average outstanding stock options of 2,091,351 and 90,756 have been excluded from the computation of diluted net income per common share because the exercise prices of these options were greater than the average market price of the common shares for the respective quarters.


5.   COMPREHENSIVE INCOME

The Company's components of comprehensive income were as follows (in thousands):

                                                 Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                           --------------------------------   --------------------------------
                                                 1999            1998              1999             1998
                                           ---------------  ---------------   ---------------  ---------------

Net income...............................          $16,061          $13,576           $41,136          $28,711

Foreign currency translation
  Adjustments...........................               290               97              (17)              166
                                           ---------------  ---------------   ---------------  ---------------

Comprehensive income.....................          $16,351          $13,673           $41,119          $28,877
                                           ===============  ===============   ===============  ===============

6.  RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Certain September 30, 1998 amounts have been reclassified to conform with the September 30, 1999 presentation.

                        CSG SYSTEMS INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):



                                            Three months ended September 30,                 Nine months ended September 30,
                                      --------------------------------------------    --------------------------------------------
                                              1999                     1998                      1999                    1998
                                      --------------------    --------------------    --------------------    --------------------
                                                   % of                     % of                   % of                    % of
                                       Amount     Revenue      Amount     Revenue      Amount     Revenue      Amount     Revenue
                                      --------    --------    --------    --------    --------    --------    --------    --------

 Total revenues....................   $ 84,034       100.0%   $ 63,461       100.0%   $231,631       100.0%   $167,013       100.0%

 Expenses:
    Cost of revenues:
      Direct costs.................     32,632        38.8      27,302        43.0      90,567        39.1      73,300        43.9
      Amortization of client
          contracts................      1,909         2.3       1,402         2.2       5,569         2.4       3,646         2.2
                                      --------    --------    --------    --------    --------    --------    --------    --------
             Total cost of revenues     34,541        41.1      28,704        45.2      96,136        41.5      76,946        46.1
                                      --------    --------    --------    --------    --------    --------    --------    --------
    Gross margin (exclusive of
      depreciation)................     49,493        58.9      34,757        54.8     135,495        58.5      90,067        53.9
                                      --------    --------    --------    --------    --------    --------    --------    --------
    Operating expenses:
      Research and development.....      8,681        10.3       6,972        11.0      24,518        10.6      20,278        12.2
      Selling and marketing........      3,825         4.6       3,004         4.7      10,827         4.7       8,040         4.8
      General and administrative:
        General and administrative       6,406         7.6       5,841         9.2      18,940         8.2      17,059        10.2
        Amortization of noncompete
           agreements and goodwill.      1,317         1.6       1,346         2.1       3,953         1.7       4,034         2.4
        Stock-based employee
           compensation............         74         0.1          74         0.1         220         0.1         222         0.1
      Depreciation.................      2,563         3.0       2,064         3.3       7,467         3.2       5,894         3.5
                                      --------    --------    --------    --------    --------    --------    --------    --------
        Total operating expenses...     22,866        27.2      19,301        30.4      65,925        28.5      55,527        33.2
                                      --------    --------    --------    --------    --------    --------    --------    --------
 Operating income..................     26,627        31.7      15,456        24.4      69,570        30.0      34,540        20.7
                                      --------    --------    --------    --------    --------    --------    --------    --------
    Other income (expense):
      Interest expense.............     (1,657)       (2.0)     (2,473)       (3.9)     (5,690)       (2.5)     (7,481)       (4.5)
      Interest income..............        751         0.9         617         0.9       2,208         1.0       1,750         1.0
      Other........................         31           -         (24)          -          14           -         (98)          -
                                      --------    --------    --------    --------    --------    --------    --------    --------
        Total other................       (875)       (1.1)     (1,880)       (3.0)     (3,468)       (1.5)     (5,829)       (3.5)
                                      --------    --------    --------    --------    --------    --------    --------    --------
 Income before income taxes........     25,752        30.6      13,576        21.4      66,102        28.5      28,711        17.2
    Income tax provision...........     (9,691)      (11.5)          -           -     (24,966)      (10.8)          -           -
                                      --------    --------    --------    --------    --------    --------    --------    --------
 Net income........................   $ 16,061        19.1%   $ 13,576        21.4%   $ 41,136        17.7%    $28,711        17.2%
                                      ========    ========    ========    ========    ========    ========    ========    ========

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues. Total revenues for the three months ended September 30, 1999, increased 32.4% to $84.0 million, from $63.5 million for the three months ended September 30, 1998.

Revenues from processing and related services for the three months ended September 30, 1999, increased 30.2% to $64.6 million, from $49.6 million for the three months ended September 30, 1998. Of the total increase in revenue, approximately 69% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 31% was due to increased revenue per customer. Customers serviced as of September 30, 1999 and 1998, respectively, were 32.7 million and 27.2 million, an increase of 20.0%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's
systems, and internal customer growth experienced by existing clients.   From
July 1, 1999 through September 30, 1999, the Company converted and processed approximately 1.5 million new customers on its systems.

Revenues from software and related product sales and professional consulting services for the three months ended September 30, 1999, increased 40.2% to $19.4 million, from $13.9 million for the three months ended September 30, 1998. This increase relates primarily to the continued penetration of sales of the Company's software products and services to the Company's existing client base, as well as sales to new clients.

Total annualized domestic revenue per customer account for the third quarter of 1999 was $10.16, compared to $9.14 for the same period in 1998, an increase of 11.1%. Revenue per customer increased primarily due to (i) a greater percentage of processing revenues in 1999 being generated under the AT&T Broadband and Internet Services (BIS) processing contract (the AT&T Contract), (ii) increased usage of ancillary processing services, (iii) price increases included in client contracts, and (iv) increased software sales to new and existing clients.

Cost of Revenues. Direct costs as a percentage of related revenues were 38.8% for the three months ended September 30, 1999, compared to 43.0% for the three months ended September 30, 1998. The improvement between periods relates primarily to better overall leveraging of processing costs as a result of the continued growth of the customer base processed on the Company's system. Amortization of client contracts for the three months ended September 30, 1999, increased 36.2% to $1.9 million, from $1.4 million for the three months ended September 30, 1998. The increase in expense is due primarily to an increase in amortization of the value assigned to the AT&T Contract. The value assigned to the AT&T Contract is being amortized over the life of the contract in proportion to the financial minimums included in the contract.

Gross Margin. Gross margin for the three months ended September 30, 1999, increased 42.4% to $49.5 million, from $34.8 million for the three months ended September 30, 1998, due primarily to revenue growth. The gross margin percentage increased to 58.9% for the three months ended September 30, 1999, compared to 54.8% for the three months ended September 30, 1998. The overall increase in the gross margin percentage is due primarily to the increase in processing and related services revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. Research and development (R&D) expense for the three months ended September 30, 1999, increased 24.5% to $8.7 million, from $7.0 million for the three months ended September 30, 1998. As a percentage of total revenues, R&D expense decreased to 10.3% for the three months ended September 30, 1999, from 11.0% for the three months ended September 30, 1998. The Company did not capitalize any software development costs during the three months ended September 30, 1999 or 1998.

The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The increased R&D expenditures consist primarily of increases in salaries, benefits, and other programming-related expenses.

Selling and Marketing Expense. Selling and marketing (S&M) expense for the three months ended September 30, 1999, increased 27.3% to $3.8 million, from $3.0 million for the three months ended September 30, 1998. As a percentage of total revenues, S&M expense decreased to 4.6% for the three months ended September 30, 1999, from 4.7% for the three months ended September 30, 1998. The overall increase in S&M expenses is due primarily to an increase in (i) the sales staff, (ii) marketing and promotional activities, and (iii) sales commissions resulting from increased sales activities.

General and Administrative Expense. General and administrative (G&A) expense for the three months ended September 30, 1999, increased 9.7% to $6.4 million, from $5.8 million for the three months ended September 30, 1998. As a percentage of total revenues, G&A expense decreased to 7.6% for the three months ended September 30, 1999, from 9.2% for the three months ended September 30, 1998. The increase in G&A expenses relates primarily to the continued expansion of the Company's management and administrative staff and other administrative costs to support the Company's overall growth. The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenues, while controlling G&A costs.

Depreciation Expense. Depreciation expense for the three months ended September 30, 1999, increased 24.2% to $2.6 million, from $2.1 million for the three months ended September 30, 1998. The increase in expense relates to capital expenditures made during the last six months of 1998 and the first nine months of 1999 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the three months ended September 30, 1999, was $26.6 million or 31.7% of total revenues, compared to $15.5 million or 24.4% of total revenues for the three months ended September 30, 1998. The increase between years relates to the factors discussed above.

Interest Expense. Interest expense for the three months ended September 30, 1999, decreased 33.0% to $1.7 million, from $2.5 million for the three months ended September 30, 1998, with the decrease attributable primarily to (i) scheduled principal payments on the Company's long-term debt (ii) optional prepayments on long-term debt of $15 million each made on March 31, 1999 and June 30, 1999, and (iii) a decrease in interest rates between periods.

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

For the three months ended September 30, 1999, the Company recorded an income tax provision of $9.7 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 1999.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues. Total revenues for the nine months ended September 30, 1999, increased 38.7% to $231.6 million, from $167.0 million for the nine months ended September 30, 1998.

Revenues from processing and related services for the nine months ended September 30, 1999, increased 40.2% to $187.2 million, from $133.5 million for the nine months ended September 30, 1998. Of the total increase in revenue, approximately 63% resulted from an increase in the number of customers of the

Company's clients which were serviced by the Company and approximately 37% was due to increased revenue per customer. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and internal customer growth experienced by existing clients. From January 1, 1999 through September 30, 1999, the Company converted and processed approximately 3.3 million new customers on its systems.

Revenues from software and related product sales and professional consulting services for the nine months ended September 30, 1999, increased 32.7% to $44.4 million, from $33.5 million for the nine months ended September 30, 1998. This increase relates primarily to the continued penetration of sales of the Company's software products and services to the Company's existing client base, as well as sales to new clients.

Total annualized domestic revenue per customer account for the nine months ended September 30, 1999 was $9.59, compared to $8.53 for the same period in 1998, an increase of 12.4%. Revenue per customer increased primarily due to (i) a greater percentage of processing revenues in 1999 being generated under the AT&T Contract, (ii) increased usage of ancillary processing services, (iii) price increases included in client contracts, and (iv) increased software sales to new and existing clients.

Cost of Revenues. Direct costs as a percentage of related revenues were 39.1% for the nine months ended September 30, 1999, compared to 43.9% for the nine months ended September 30, 1998. The improvement between periods relates primarily to better overall leveraging of processing costs as a result of the continued growth of the customer base processed on the Company's system. Amortization of client contracts for the nine months ended September 30, 1999, increased 52.7% to $5.6 million, from $3.6 million for the nine months ended September 30, 1998. The increase in expense is due primarily to an increase in amortization of the value assigned to the AT&T Contract. The value assigned to the AT&T Contract is being amortized over the life of the contract in proportion to the financial minimums included in the contract.

Gross Margin. Gross margin for the nine months ended September 30, 1999, increased 50.4% to $135.5 million, from $90.1 million for the nine months ended September 30, 1998, due primarily to revenue growth. The gross margin percentage increased to 58.5% for the nine months ended September 30, 1999, compared to 53.9% for the nine months ended September 30, 1998. The overall increase in the gross margin percentage is due primarily to the increase in processing and related services revenue per customer while controlling the cost of delivering such services.

Research and Development Expense. R&D expense for the nine months ended September 30, 1999, increased 20.9% to $24.5 million, from $20.3 million for the nine months ended September 30, 1998. As a percentage of total revenues, R&D expense decreased to 10.6% for the nine months ended September 30, 1999, from 12.2% for the nine months ended September 30, 1998.

The Company did not capitalize any software development costs during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Company capitalized third party, contracted programming costs of approximately $1.4 million, related primarily to enhancements to existing products. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for the nine months ended September 30, 1999 and 1998, were $24.5 million, or 10.6% of total revenues, and $21.7 million, or 13.0% of total revenues, respectively. The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The increased R&D expenditures consist primarily of increases in salaries, benefits, and other programming-related expenses.

Selling and Marketing Expense. S&M expense for the nine months ended September 30, 1999, increased 34.7% to $10.8 million, from $8.0 million for the nine months ended September 30, 1998. As a percentage of total revenues, S&M expense decreased to 4.7% for the nine months ended September 30, 1999, from 4.8% for the nine months ended September 30, 1998. The overall increase in S&M expenses is due primarily to an increase in (i) the sales staff, (ii) marketing and promotional activities, and (iii) sales commission resulting from increased sales activities.

General and Administrative Expense. G&A expense for the nine months ended September 30, 1999, increased 11.0% to $18.9 million, from $17.1 million for the nine months ended September 30, 1998. As a percentage of total revenues, G&A expense decreased to 8.2% for the nine months ended September 30, 1999, from 10.2% for the nine months ended September 30, 1998. The increase in G&A expenses relates primarily to the continued expansion of the Company's management and administrative staff and other administrative costs to support the Company's overall growth. The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenues, while controlling G&A costs.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 1999, increased 26.7% to $7.5 million, from $5.9 million for the nine months ended September 30, 1998. The increase in expense relates to capital expenditures made during 1998 and the first nine months of 1999 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the nine months ended September 30, 1999, was $69.6 million or 30.0% of total revenues, compared to $34.5 million or 20.7% of total revenues for the nine months ended September 30, 1998. The increase between years relates to the factors discussed above.

Interest Expense. Interest expense for the nine months ended September 30, 1999, decreased 23.9% to $5.7 million, from $7.5 million for the nine months ended September 30, 1998, with the decrease attributable primarily to (i) scheduled principal payments on the Company's long-term debt (ii) optional prepayments on long-term debt of $15 million each made on March 31, 1999 and June 30, 1999 and (iii) a decrease in interest rates between periods.

Income Tax Provision. Due to the factors discussed above, the Company's income tax expense for the first nine months of 1998 was zero. For the nine months ended September 30, 1999, the Company recorded an income tax provision of $25.0 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 1999.


Adjusted Results of Operations
------------------------------

The Company incurred certain one-time or acquisition-related charges (Acquisition Charges) in connection with the CSG Acquisition in November 1994. The Acquisition Charges include amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill, and stock-based compensation. These charges totaled $2.0 million and $2.1 for the three months ended September 30, 1999 and 1998, and $6.1 million and $6.2 million for the nine months ended September 30, 1999 and 1998, respectively. The Company's adjusted results of operations excluding the impact of these items are shown in the following table. In addition to the exclusion of these expenses from the calculation, the adjusted results of operations were computed using an effective income tax rate of 38% for all periods, and outstanding shares on a diluted basis. See the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1998 10-K for additional discussion regarding the Acquisition Charges and the impact of such charges on operations.


                                                For the Three Months                  For the Nine Months
                                                Ended September 30,                   Ended September 30,
                                        ------------------------------------  ------------------------------------
                                              1999               1998               1999               1998
                                        -----------------  -----------------  -----------------  -----------------
                                                        (in thousands, except per share amounts)
 Adjusted Results of Operations:
   Operating income.................... $28,655            $17,508            $75,648            $40,696
   Operating income margin.............    34.1%              27.6%              32.7%              24.4%
   Income before income taxes..........  27,780             15,628             72,180             34,867


   Net income..........................  17,224             9,689              44,752             21,618
   Earnings per diluted common share...    0.32              0.18                0.83               0.41
   Weighted average diluted common
    shares............................   54,536            52,831              54,261             52,803


AT&T Contract and Merger
------------------------
AT&T completed its merger with Tele-Communications, Inc. (TCI) in March 1999 and has consolidated the TCI operations into AT&T Broadband and Internet Services. During the nine months ended September 30, 1999 and 1998, revenues from AT&T and affiliated companies generated under the AT&T Contract represented approximately 47.5% and 36.3% of total revenues, respectively. The AT&T Contract has a 15-year term and expires in 2012. The AT&T Contract has minimum financial commitments over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, residential wireline telephony services, and print and mail services. The AT&T Contract provides certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company's products and services include innovations in features and functions that have become standard in the wireline video industry. To date, the Company believes it has complied with the terms of the contract. Since execution of the AT&T Contract in September 1997 through September 30, 1999, the Company has successfully converted approximately 10.4 million AT&T cable television customers onto its system.

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

See Note 3 to the Condensed Consolidated Financial Statements for discussion regarding the Company's Common Stock Warrants held by AT&T.

Liquidity and Capital Resources
-------------------------------
As of September 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $31.0 million. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At September 30, 1999, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002.

As of September 30, 1999 and December 31, 1998, respectively, the Company had $70.5 million and $60.5 million in net trade accounts receivable, with the increase due primarily to revenue growth. The Company's trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average net trade accounts receivable balance for the period. The Company's DBO calculations for the quarters ended September 30, 1999 and 1998 were 50 days and 53 days, respectively.

During the nine months ended September 30, 1999, the Company generated $61.7 million of net cash flow from operating activities. Cash generated from these sources and the proceeds of $7.8 million from the issuance of common stock through the Company's stock incentive plans were used to (i) fund capital expenditures of $6.3 million, (ii) pay conversion and other incentive payments of $23.5 million, (iii) repurchase 300,000 shares of the Company's Common Stock for $6.5 million, and
(iv) repay long-term debt of $42.3 million, which includes $11.6 million of scheduled payments and optional prepayments totaling $30.7 million.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 1999 was $88.2 million or 38.1% of total revenues, compared to $49.0 million or 29.3% of total revenues for the nine months ended September 30, 1998. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods.

Interest rates for the term and revolving credit facilities are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional spread, with the spread dependent upon the Company's leverage ratio. Effective April 1, 1999, the spread on the LIBOR rate and the prime rate was 0.50% and 0%, respectively. As of September 30, 1999, the entire amount of the debt was under a six-month LIBOR contract with an interest rate of 5.68% (i.e., LIBOR at 5.18% plus spread of 0.50%), compared to 5.89% as of December 31, 1998.

In December 1997, the Company entered into a three-year interest rate collar with a major bank to manage its risk from its variable rate long-term debt. The underlying notional amount covered by the collar agreement is $63.8 million as of September 30, 1999, and decreases over the three-year term in relation to the originally scheduled principal payments on the long-term debt. Any payment on the 4.9% (LIBOR) interest rate floor, or receipt on the 7.5% (LIBOR) interest rate cap component of the collar, would be recognized as an adjustment to interest expense in the period incurred. There are no amounts due or receivable under this agreement as of September 30, 1999, and the agreement had no effect on the Company's interest expense for 1999 or 1998.

The Company was required to make certain monetary conversion incentive payments under the AT&T Contract. AT&T surpassed the milestone of 13 million customers processed on the Company's systems during the quarter ended September 30, 1999. Upon reaching this significant milestone, AT&T was paid its final monetary conversion incentive by the Company. The total monetary conversion incentives paid during 1999 to AT&T was $22.0 million, with 15.3 million of this amount being paid in the current quarter. The amount paid was previously reflected in the Company's consolidated balance sheet as "conversion incentive payments". Additionally, upon reaching this milestone, AT&T earned the right to exercise a certain number of the Company's Common Stock Warrants held by AT&T. See Note 3 to the Company's Condensed Consolidated Financial Statements and the Company's 1998 Form 1998 10-K for additional discussion.

Effective August 4, 1999, the Company's Board of Directors approved a stock repurchase plan which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time to time as market and business conditions warrant. As of September 30, 1999, the Company had repurchased 300,000 shares of Common Stock for $6.5 million (a weighted average price of $21.82 per share).

The Company continues to make significant investments in capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases. The Company had no significant capital commitments as of September 30, 1999. The Company believes that cash generated from operations, together with the current cash and cash equivalents and the amount available under its current revolving credit facility will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, conversion incentive payments, capital expenditures, and stock repurchases for both its short and long-term purposes. The Company also believes it has significant unused borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.

Year 2000
---------
The Company's business is dependent upon various computer software programs and operating systems that utilize dates and process data beyond the year 2000. The Company's actions to address the risks associated with the year 2000 are as follows:

The Company's State of Readiness. The Company has established a corporate program to coordinate its year 2000 (Y2K) compliance efforts across all business functions and geographic areas. The scope of the program includes addressing the risks associated with the Company's (i) information technology (IT) systems (including the Company's products and services), (ii) non-IT systems that include embedded technology, and (iii) significant vendors and their Y2K readiness. The Company is utilizing the following steps in executing its Y2K compliance program: (1) awareness, (2) assessment, (3) renovation (including upgrades and enhancements to the Company's products), (4) validation and testing, and (5) implementation. The Company has completed all steps of its program, except where noted in the following sections.

    Products and Services.
    ----------------------
    Processing and related services. The Company's most significant renovation effort involved its core product, Communications Control System (R) (CCS(R)). CCS utilizes one subroutine for calculating dates, with the various computer programs within CCS with date dependent calculations accessing this subroutine. As a result, all date calculations are performed in one location. The renovation of this subroutine and the related interfaces to the various date dependent programs has been completed. The Company has completed the testing of the CCS application using its standard testing methodologies, while adding date simulation to specifically address the Y2K risk. Such date simulation considered pre-2000, crossover, and post year 2000 time frames, including year 2000 leap year considerations. The renovated and tested version of CCS has been implemented into the production environment. As a final verification of Y2K readiness, during November 1999, the Company successfully conducted an IPL (initial program load) of CCS in a crossover and post year 2000 test environment, including leap year considerations. A similar IPL was also successfully performed in early 1999. The Company has also completed its testing of third party interfaces (e.g., addressable devices) to CCS.

    During October 1999, the Company successfully completed an "end-to-end" Y2K test of the Omaha statement processing center, involving statements with a cycle date of March 19, 2000 being routed from the Y2K test region on the mainframe processor to the statement processing center for printing, insertion and preparation for mailing.

    Software products. For the Company's software products, no significant renovation was necessary, as the products are relatively new. All mission-critical software products have been tested and implemented into production.

    Only one of the Company's clients needs to be upgraded from an older, non-Y2K version of an application at this time, with the upgrade scheduled for completion by December 16, 1999.

    General. As part of its Y2K compliance program plan, the Company developed a process to manage further updates, enhancements, or new releases to any product related software code which had been previously tested and internally verified as Y2K compliant. Only one new release to a previously tested software product still requires final verification. This new release was successfully tested in a post year 2000 test environment prior to placing it into production, and is scheduled for year 2000 crossover and leap year date verification on November 23, 1999 and December 10, 1999, respectively. An older release of this product has already been through such testing, and the Company believes the risk of not timely completing the remaining testing or fixing any problems that may be detected in the final testing is low.

    The Company has implemented a code "freeze" for all changes to mission-critical product related software effective November 13, 1999. The freeze restricts the introduction of new code functionality into any production environment, except in cases where (i) emergency code fixes are needed, or
    (ii) a client requests a change and the code impacts only that client.

    Several CSG clients have conducted tests of the Company's products in conjunction with their own operating environments. Several test phases have been completed (beginning in December 1998), with additional phases continuing into December 1999, including participation by AT&T in such testing.

    Internal Systems.
    -----------------
    Renovation, testing, and implementation of the Company's significant internal use IT Systems (e.g., payroll systems, accounting systems, etc.) has been completed. The Company has a substantial number of non-IT systems that include embedded technology (e.g., buildings, plant, equipment and other infrastructure) that are owned and managed by the lessors of the buildings in which the Company is located. The Company has sent letters to its lessors requesting certifications of the Y2K compliance of the embedded systems. The Company has received substantially all of the certifications from lessors and will continue to pursue the remaining certifications not yet received. The Company considers these low risk because if any of the systems for which a certification has not yet been received was to fail, it would not impact any mission-critical functions, and/or the systems with the embedded technology could be disengaged and/or overridden. Letters have also been sent to third parties providing other internal non-IT systems with embedded technology (e.g., statement insertion machines, copy machines, etc.). All of these Y2K certifications and/or upgrades have been completed.

    Significant Vendors.
    --------------------
    As part of the Company's Y2K compliance program, the Company has contacted its significant vendors to assess their Y2K readiness. For all mission-critical third party software embedded in or specified for use in conjunction with the Company's IT systems and products, the Company's communications with the vendors indicates that the vendors believe they are fully Y2K compliant. Such third party software was tested in conjunction with the testing of the IT systems and products discussed above. All other significant vendors (including the Company's vendor who provides data processing services for CCS) have indicated they are Y2K compliant. There can be no assurance that (i) the Company's significant vendors will succeed in their Y2K compliance efforts, or (ii) the failure of vendors to address Y2K compliance will not have a material adverse effect on the Company's business or results of operations.

The Costs to Address the Company's Year 2000 Issues. Since inception of its program in 1995 through September 30, 1999, the Company has incurred and expensed costs of approximately $3.8 million related to Y2K compliance efforts. The total estimated costs to complete the Company's Y2K compliance effort are approximately $0.4 million. The estimated costs to complete, which does not include any costs which may be incurred by the Company if its significant vendors fail to timely address Y2K compliance, is based on currently known circumstances and various assumptions regarding future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

The Company's Contingency Plan. In formulating its Contingency Plan, the Company conducted a comprehensive Y2K risk assessment of key business processes and components. This risk assessment focused on;

    . the progress made to date on the Company's overall Y2K compliance program,
    .  the Company's existing Business Continuity Plans (BCP),
    . the types of Y2K failures that could be expected, and . the Company's processes and procedures of problem identification and resolution in the event of a Y2K failure

As a result of this risk assessment and evaluation, the Company concluded that for the most part, the types of Y2K failures that could happen are of a similar nature as those items currently reported to its Product Support Center today, and therefore, could be adequately identified and resolved using existing problem reporting and recovery procedures, with additions or modifications to these procedures for risks or failures modes specifically identified as unique to Y2K. Over the years, the Company's problem identification and resolution procedures have been formalized and proven effective as a means to provide its clients 24x7 support. The advantages to this approach are as follows;

    . it allows the Company to leverage the processes, procedures, tools and expertise already in place and thereby maximize efficiency in problem reporting, resolution and internal/external communication during the critical Y2K transition period,

    . for the Company's clients and vendors, it ensures continuity and minimizes confusion. The Company's clients and vendors are already familiar with these procedures, including the Company contact names and numbers that can be relied upon for corrective action and follow-up.

Additions and/or modifications to the Company's existing problem reporting and recovery procedures are included in the Company's Contingency Plan. Highlights or key components of the Company's contingency plan and BCP specifically addressing risks or failures modes specifically identified as unique to Y2K, are as follows:

    . disaster recovery plans for the CCS mainframe data processing function and statement processing centers
    . power generation backup at both of its statement processing centers and at two other mission-critical sites (with one of these scheduled for completion in December 1999)
    . increased paper and envelope inventory at the statement processing centers
    . alternative telephone services at all mission-critical sites (e.g., cell phones)
    . a communication "command center", to coordinate status reporting, problem resolution and internal/external communications will be established
    . a dedicated staff on site for key business processes and support functions, as well as additional staff "on call" to assist if needed. The Company instituted a restricted vacation policy for December 1999 and January 2000 to ensure appropriate and adequate resources are available if needed
    . a comprehensive list of expected locations and contact numbers at crossover for all key management personnel

Although the Company believes it has performed a thorough assessment of its Y2K related risks and believes its Contingency Plan and/or BCP adequately addresses these risks, the (i) inability to timely identify and resolve any Y2K related failure, (ii) inability to implement a contingency plan or BCP, if deemed necessary, and (iii) cost to develop and implement such a plan, may have a material adverse effect on the Company's results of operations.

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


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
There have been no material changes to the Company's market risks during the nine months ended September 30, 1999. See the Company's 1998 10-K for additional discussion regarding the Company's market risks.

                        CSG SYSTEMS INTERNATIONAL, INC.
                         PART II.   OTHER INFORMATION



Item 1-5.  None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                2.19J* Thirty-Sixth and Thirty-Eighth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation.

                27.01   Financial Data Schedule (EDGAR Version only)

                99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

           (b)  Reports on Form 8-K

                Form 8-K dated July 7, 1999, under Item 5, Other Events, was filed with the Securities and Exchange Commission which included a press release dated July 2, 1999. The press release recommended that its shareholders reject an unsolicited, below-market offer made by Peachtree Partners for up to 1% of CSG Systems International, Inc.'s outstanding shares.



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

Dated:  November 15, 1999

                                    CSG SYSTEMS INTERNATIONAL, INC.


                                    /s/ Neal C. Hansen
                                    ------------------------------------------
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Greg A. Parker
                                    ------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Randy R. Wiese
                                    ------------------------------------------
                                    Randy R. Wiese
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS




Exhibit
Number                        Description
-------                       -----------

2.19J*          Thirty-Sixth and Thirty-Eighth Amendments to Restated and
                   Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation.

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