Form 10-K
period 1999-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2000-03-24
CIK 1005757

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

                  For the fiscal year ended December 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on January 31, 2000 was $1,747,664,105.

  Shares of common stock outstanding at March 20, 2000: 52,077,921.

                      DOCUMENTS INCORPORATED BY REFERENCE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
  Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be filed on or prior to April 29, 2000, are incorporated by reference into Part III of the Form 10-K.

                        CSG SYSTEMS INTERNATIONAL, INC.

                                 1999 FORM 10-K

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1.  Business.........................................................    3
Item 2.  Properties.......................................................    8
Item 3.  Legal Proceedings................................................    9
Item 4.  Submission of Matters to a Vote of Security Holders..............    9

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..........................................................   10
Item 6.  Selected Financial Data..........................................   11
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   13
Item 8.  Financial Statements and Supplementary Data......................   25
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.............................................   45

PART III
Item 10.  Directors and Executive Officers of the Registrant..............   45
Item 11.  Executive Compensation..........................................   45
Item 12.  Security Ownership of Certain Beneficial Owners and Management..   45
Item 13.  Certain Relationships and Related Transactions..................   45

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.   45
Signatures................................................................   46

                                    PART I

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

Company Overview

  The Company provides customer care and billing solutions worldwide for the converging communications markets, including cable television, direct broadcast satellite ("DBS"), telephony, on-line services and others. The Company's products and services enable its clients to focus on their core businesses, improve customer service, and enter new markets and operate more efficiently. The Company offers its clients a full suite of processing and related services, and software and professional services which automate customer care and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing, management reporting, and customer analysis for target marketing. The Company's products and services combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture. The Company generated revenue of $322.2 million in 1999 compared to $236.6 million in 1998, an increase of 36%, and revenue grew at a compound annual growth rate of 35% over the five-year period ended December 31, 1999.

  The Company has established a leading presence by developing strategic relationships with major participants in the cable television and DBS industries, and derived approximately 76% and 16% of its total revenues in 1999 from the U.S. cable television and U.S. and Canadian DBS industries, respectively. The Company provides customer care and billing to one-third of the households in the U.S. During 1999, the Company derived approximately 79% of its total revenues from processing and related services. At December 31, 1999, the Company was servicing client sites having an aggregate of 33.8 million customers in the U.S., compared to 29.5 million customers serviced as of December 31, 1998, an increase of 15%. During 1999, the Company converted and processed approximately 4.5 million new customers on its systems. Total domestic revenue per customer account for 1999 was $9.88, compared to $8.71 for 1998, an increase of 13%, and revenue per customer account grew at a compound annual growth rate of 15% over the five-year period ended December 31, 1999.

  The convergence of communications markets and growing competition are increasing the complexity and cost of managing the interaction between communications service providers and their customers. Customer care and billing systems coordinate all aspects of the customer's interaction with a service provider, from initial set-up and activation, to service activity monitoring, through billing and accounts receivable management. The growing complexity of communications services and the manner in which they are packaged and priced has created increased demand for customer care and billing systems which deliver enhanced flexibility and functionality. Because of the significant level of technological expertise and capital resources required to develop and implement such systems successfully, the majority of cable television, DBS, and wireless service providers have elected to outsource customer care and billing.

  In 1998, the Company acquired substantially all of the assets of US Telecom Advanced Technology Systems, Inc. ("USTATS") for approximately $6.0 million in cash and assumption of certain liabilities of approximately $1.3 million. USTATS, a South Carolina-based company, specializes in open systems, client/server customer care and billing systems serving the telecommunications markets. The Company used the acquired technology and software primarily to enhance its current service-bureau telephony customer care and billing system.

  In September 1997, the Company entered into a 15-year processing agreement with Tele-Communications, Inc. ("TCI") which expires in 2012. In March 1999, AT&T completed its merger with TCI and consolidated the TCI operations into AT&T Broadband ("AT&T"). The Company continues to service AT&T under the terms of the 15-year processing contract (the "AT&T Contract"). The AT&T Contract has minimum financial commitments over the 15-year life of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, residential wireline telephony services, and print and mail services. As of December 31, 1999, the Company had successfully converted approximately 11 million AT&T cable television customers onto its system, bringing the total of AT&T customers on the Company's system to approximately 14 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the AT&T Contract and the TCI and AT&T merger.

  In addition, during 1997, the Company purchased certain SUMMITrak software technology assets that were in development from TCI. The Company continued the research and development ("R&D") of certain software technologies acquired from TCI. Such efforts included the completion of the R&D projects and the integration of the completed software technologies into certain of the Company's current products. The related products from these development efforts were available for general release in 1999. See Note 4 to the Company's Consolidated Financial Statements for additional discussion of the SUMMITrak asset acquisition.

Growth Strategy

  The Company's growth strategy is designed to provide revenue and profit growth. The key elements of the strategy include:

  Expand Core Processing Business. The Company will continue to leverage its investment and expertise in high-volume transaction processing to expand its processing business. The processing business provides highly predictable recurring revenues through multi-year contracts with a client base which includes leading communications service providers in growing markets. The Company increased the number of customers processed on its systems from 18.0 million as of December 31, 1995 to 33.8 million as of December 31, 1999. The Company provides a full suite of customer care and billing products and services which combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

  Introduce New Products and Services. The Company has a significant installed client base to which it can sell additional value-added products and services. The Company has increased its annual revenue per U.S. domestic customer from $5.60 in 1995 to $9.88 in 1999, a compound annual growth rate of 15%, due primarily to the introduction of new products and services. The Company will continue to develop software applications, which will enhance and extend the functionality of its customer care and billing solution and also provide additional revenue opportunities.

  Enter New Markets. As communications markets converge, the Company's products and services can facilitate efficient entry into new markets by existing or new clients. For example, as the cable television providers expand into on-line services and telephony, the Company will continue to offer the customer care and billing solutions necessary to meet their needs. The Company plans to enter new markets, such as the HSD/ISP and IP markets, that with new and/or acquired technology, or modifications to the Company's existing technology, could be served by the Company's customer care and billing solutions.

  Enhance Growth Through Focused Acquisitions. The Company follows a disciplined approach to acquire assets and businesses which provide the technology and technical personnel to expedite the Company's product development efforts, provide complementary products or services, or provide access to new markets or clients.

  Continue Technology Leadership. The Company believes that its technology in customer care and billing solutions gives communications service providers a competitive advantage. The Company's continuing investment in R&D is designed to position the Company to meet the growing and evolving needs of existing and potential clients.

CSG Products and Services

  CSG offers the most complete suite of flexible, scaleable products and services in the communications market, serving voice, video and data providers--handling all aspects of the customer lifecycle. CSG has invested an average of 12% of revenues in R&D in the last five years. This has allowed the Company to increase its offering from two products to more than 25. Listed below are several of the products that make up the Company's Broadband Express(TM) solution.

   Customer Acquisition

    Advanced Customer Service Representative(R) (ACSR(R)) is a Windows-based software program that provides CSRs (customer service representatives) with a complete view of a customer's account, easily showing all the customer's services. Add-on modules include Customer Interaction Tracking(R)--which tracks customers by type and subject, and features a planner for scheduling follow-ups and reminders; Customer Based Training--a tutorial system; and Application Object Interface--which develops customized applications and requests special status updates from the ACSR system.

    Credit Verification Service allows clients to determine whether an individual qualifies for service based on their credit history and risk.

    Risk Management System helps clients determine the credit-worthiness of applicants and assists in collection efforts through online access to credit histories and previous unpaid accounts.

   Provisioning and Usage

    Real-Time Usage Handling System provides real-time rating and aggregation of convergence usage-based services such as Internet and telephony. The robust and easy-to-use graphical user interface (GUI) enables clients to set up and modify complex service plans in real-time.

    Service Delivery System takes manual and automated tasks and configures them into a logical workflow system, to perform certain functions such as notifying external providers and activating telephony and high-speed Internet services.

   Product Pricing and Discounting

    CSG Vantage(R) allows clients to collect and leverage marketing and consumer behavior information to offer specific package pricing and discounts to their customers.

    CSG Convergent Express allows clients to seamlessly offer multiple lines of business and cross product discount for these services. Using this product, clients can create special package and pricing models based on types of services to which their customers subscribe.

    CCS Discount Module automates the process of establishing package pricing and special discount programs within the customer care and billing system. This module allows CSG clients to monitor their customer's buying patterns as well as competitive trends, and to build and automatically apply frequent buyer programs, loyalty discounts and other enhanced discounting packages.

   Customer Maintenance

    Communications Control System (CCS(R)) lets CSRs enroll new customers, modify services for current customers, schedule installation and repairs, and process billing.

    Call Center ExpressSM is a suite of products that promotes customer self-care and improves CSR efficiency. Over the phone, without the assistance of a CSR, customers can check account balances and order a pay-per-view event. In addition, when a call comes into the call center, a customer's account information automatically appears on the CSR's computer screen.

    CSG WorkForce ExpressSM is a suite of products that efficiently dispatches field technicians, provides automatic and manual routing of work orders, and workforce management functions. It connects each technician with the customer care and billing system through a hand-held device (CSG TechNet(R)), which presents information including the route to the next job and background on the customer.

    CSG Care Express(TM) is a web-based application providing end-user customers with the ability to sign up for new services, add or modify existing services, and manage their convergent account.

   Billing and Invoicing

    CSG Enhanced Statement Presentation(R) lets clients tailor logos, graphics, and messages on customer invoices--turning a monthly bill into an easy-to-read communications and marketing tool.

    Internet Bill Presentment and Payment (IBPP) allows end-user customers to view and pay bills via the Internet. This product maintains the previous month's statements online and notifies customers of new statements via e-mail. In addition, IBPP allows customers to view unbilled usage in real-time.

    CSG Statement Express(R) allows CSRs to use their computers to call up the actual invoice a customer receives, so that it can be discussed with the customer.

   Collection and Delinquency

    Paybill Advantage(R) lets customers have their bills automatically debited from their checking accounts or placed on their credit cards.

    Credit Card Processing Services uses a one-time credit card transaction to automatically collect payments for monthly services and special circumstances, such as a delinquent customer.

    Electronic Lockbox Service(R) (ELS(R)) automates the process of posting electronic payments, dramatically reducing the possibility of an error in payment.

    Collections Service automates the accounts receivable and collections systems for clients, increasing recovery rates and reducing costs.

Year 2000

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of the Company's efforts to address the year 2000 risks related to the Company's business.

Clients

  The majority of the Company's largest clients (listed in alphabetic order) are cable television and DBS providers located in the United States and Canada, and are as follows:

  AT&T Broadband (formerly TCI)           Echostar Communications Corporation
  Adelphia Communications Corp            Media One Group, Inc.
  Ameritech New Media                     Primestar by DIRECTV
  Bell ExpressVu                          Prodigy Communications Corp
  Charter Communications                  Time Warner

  During the years ended December 31, 1999, 1998, and 1997, revenues from AT&T represented approximately 50.5%, 37.4%, and 32.9% of total revenues, and revenues from Time Warner Cable and its affiliated companies ("Time Warner") represented approximately 10.2%, 14.1%, and 20.1% of total revenues, respectively. The increase in the AT&T percentage between 1999 and 1998 relates primarily to the additional AT&T customers converted to the Company's systems as a result of the 15-year AT&T Contract executed in September 1997. The Company has separate processing agreements with multiple affiliates of Time Warner and provides products and services to them under separately negotiated and executed contracts.

Client and Product Support

  The Company's clients typically rely on CSG for ongoing support and training needs relating to the Company's products. The Company has a multi-level support environment for its clients. The Company's Product Support Center operates 24 hours a day, seven days a week. Clients call an 800 number and through an automated voice response unit, direct their calls to the specific product support areas where the questions are answered. In addition, each client has a dedicated account manager. This professional helps clients resolve strategic and business issues. The Company has a full-time training staff and conducts ongoing training sessions both in the field and at its training facilities located in Denver, Colorado and Omaha, Nebraska.

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

Research and Development

  The Company's product development efforts are focused on developing new products and improving existing products. The Company believes that the timely development of new applications and enhancements is essential to maintaining its competitive position in the marketplace. The Company's development efforts for 1999 were focused primarily on the development of products to (i) increase the efficiencies and productivity of its clients' operations, (ii) address the systems needed to support the convergence of the communications markets, (iii) support a web-enabled, customer self-care and electronic bill presentment/payment application, and (iv) allow clients to effectively rollout new products and services to new and existing markets, such as residential telephony, High-Speed Data/ISP and IP markets. The Company expects its development efforts to focus on similar tasks in 2000 and expects to spend a similar percentage of its total revenues on R&D in the future.

  The Company's total R&D expense, excluding purchased R&D, was $34.4 million, $27.5 million, and $22.6 million for the years ended December 31, 1999, 1998, and 1997, or 10.7%, 11.6%, and 13.2% of total revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

  The market for customer care and billing systems in the converging communications industries is highly competitive. The Company competes with both independent providers and in-house developers of customer management systems. The Company believes its most significant competitors are DST Systems, Inc., Convergys Corporation, Portal Software, Inc., Kenan Systems (a division of Lucent Technologies, Inc.), and in-house systems. As the Company enters additional market segments, it expects to encounter additional competitors. Some of the Company's actual and potential competitors have substantially greater financial, marketing and technological resources than the Company.

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

Employees

  As of December 31, 1999, the Company had a total of 1,522 employees, an increase of 194 from December 31, 1998. The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2. Properties

  The Company leases five facilities, totaling approximately 159,000 square feet in Denver, Colorado and surrounding communities. The Company utilizes these facilities primarily for (i) corporate headquarters, (ii) sales and marketing activities, (iii) product and operations support, and (iv) certain R&D activities. The leases for these facilities expire in the years 2000 through 2010.

  The Company leases six facilities, totaling approximately 280,000 square feet in Omaha, Nebraska. The Company utilizes these facilities primarily for
(i) client services, training and product support, (ii) systems and programming activities, (iii) R&D activities, (iv) statement production and mailing, and (v) general and administrative functions. The leases for these facilities expire in the years 2000 through 2007.

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

  None

                                      ***

Executive Officers of the Registrant

  The present executive officers of the Company are Neal C. Hansen (Chairman of the Board and Chief Executive Officer), John P. Pogge (President and Chief Operating Officer), Greg A. Parker (Vice President and Chief Financial Officer) and Edward C. Nafus (Executive Vice President). During 1998, the Company executed employment agreements with each of the executive officers. Information concerning such executive officers appears in the following paragraphs:

  Mr. Hansen, 59, is a co-founder of the Company and has been the Chairman of the Board and Chief Executive Officer and a director of the Company since its inception in 1994. From 1991 until founding the Company, Mr. Hansen served as a consultant to several software companies, including FDC. From 1989 to 1991, Mr. Hansen was a General Partner of Hansen, Haddix and Associates, a partnership which provided advisory management services to suppliers of software products and services. From 1983 to 1989, Mr. Hansen was Chairman and Chief Executive Officer of US WEST Applied Communications, Inc., and President of US WEST Data Systems Group.

  Mr. Pogge, 46, joined the Company in 1995 and has served as President, Chief Operating Officer and a director of the Company since September 1997. Prior to that time, Mr. Pogge was an Executive Vice President of the Company and General Manager, Business Units. From 1992 to 1995, Mr. Pogge was Vice President, Corporate Development for US WEST, Inc. From 1987 to 1991, Mr. Pogge served as Vice President and General Counsel of Applied Communications, Inc. Mr. Pogge holds a J.D. degree from Creighton University School of Law and a BBA in Finance from the University of Houston. Mr. Pogge and Mr. Parker are brothers-in-law.

  Mr. Parker, 41, joined the Company in July 1995 and has served as Vice President and Chief Financial Officer since April 1997. Prior to that time, Mr. Parker was Vice President, Finance. Previously, Mr. Parker was with Banc One for thirteen years and was Chief Financial Officer for Banc One in Houston and San Antonio. Mr. Parker received a BBA in Accounting and Economics from the University of Iowa in 1980. Mr. Pogge and Mr. Parker are brothers-in-law.

  Mr. Nafus, 59, joined the Company in August 1998 as Executive Vice President. From 1992 to 1998, Mr. Nafus served as Executive Vice President of First Data Corporation and President of First Data International. Mr. Nafus was President of First Data Resources from 1989 to 1992, Executive Vice President of First Data Resources from 1984 to 1989 and held various other management positions with that company since 1984. Mr. Nafus holds a B.S. degree in Mathematics from Jamestown College.

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

                                                                    High   Low
                                                                   ------ ------
   1999
   First quarter.................................................. $41.63 $31.75
   Second quarter.................................................  45.00  23.44
   Third quarter..................................................  29.94  20.31
   Fourth quarter.................................................  44.75  23.94
                                                                    High   Low
                                                                   ------ ------
   1998
   First quarter.................................................. $22.63 $18.44
   Second quarter.................................................  24.50  18.91
   Third quarter..................................................  24.63  18.38
   Fourth quarter.................................................  39.50  19.13

  On March 20, 2000, the last sale price of the Company's Common Stock as reported by NASDAQ/NMS was $65.88 per share. On January 31, 2000, the number of holders of record of Common Stock was 273.

Dividends

  The Company has not declared or paid cash dividends on its Common Stock since its incorporation. The Company's debt agreement contains certain restrictions on the payment of dividends. See Note 6 to the Company's Consolidated Financial Statements.

Item 6. Selected Financial Data

  The following selected financial data have been derived from the audited financial statements of the Company. The selected financial data presented below should be read in conjunction with, and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements. The information below is not necessarily indicative of the results of future operations.

                                              Company(1)(2)
                              -------------------------------------------------
                                         Year ended December 31,
                              -------------------------------------------------
                                1999      1998      1997       1996      1995
                              --------  --------  ---------  --------  --------
                                (in thousands, except per share amounts)
Statements of Operations
 Data:
Revenues:
 Processing and related
  services..................  $255,167  $191,802  $ 131,399  $113,422  $ 96,343
 Software and professional
  services..................    66,995    44,838     40,405    18,875        61
                              --------  --------  ---------  --------  --------
  Total revenues............   322,162   236,640    171,804   132,297    96,404
                              --------  --------  ---------  --------  --------
Expenses:
 Cost of processing and
  related services:
 Direct costs...............    88,475    77,155     58,259    52,027    46,670
 Amortization of acquired
  software(1)...............       --        --      10,596    11,003    11,000
 Amortization of client
  contracts and related
  intangibles(1)............     7,231     5,043      4,293     4,092     4,092
                              --------  --------  ---------  --------  --------
  Total cost of processing
   and related services.....    95,706    82,198     73,148    67,122    61,762
 Cost of software and
  professional services.....    36,415    25,048     16,834     7,123       --
                              --------  --------  ---------  --------  --------
  Total cost of revenues....   132,121   107,246     89,982    74,245    61,762
                              --------  --------  ---------  --------  --------
Gross margin (exclusive of
 depreciation)..............   190,041   129,394     81,822    58,052    34,642
                              --------  --------  ---------  --------  --------
Operating expenses:
 Research and development:
 Research and development...    34,388    27,485     22,586    20,206    14,278
 Charge for purchased
  research and
  development(5)............       --        --     105,484       --        --
 Impairment of capitalized
  software development
  costs(6)..................       --        --      11,737       --        --
 Selling and marketing......    14,361    11,810     10,198     8,213     3,770
 General and administrative:
 General and administrative.    25,781    22,959     19,385    13,702    11,406
 Amortization of noncompete
  agreements and
  goodwill(1)...............     4,889     5,381      6,927     6,392     5,680
 Impairment of intangible
  assets(7).................       --        --       4,707       --        --
 Stock-based employee
  compensation(1)...........       280       297        449     3,570       841
 Depreciation...............    10,190     8,159      6,884     5,121     5,687
                              --------  --------  ---------  --------  --------
  Total operating expenses..    89,889    76,091    188,357    57,204    41,662
                              --------  --------  ---------  --------  --------
Operating income (loss).....   100,152    53,303   (106,535)      848    (7,020)
                              --------  --------  ---------  --------  --------
 Other income (expense):
 Interest expense...........    (7,214)   (9,771)    (5,324)   (4,168)   (9,070)
 Interest income............     2,981     2,484      1,294       844       663
 Other......................        10       (21)       349       --        --
                              --------  --------  ---------  --------  --------
  Total other...............    (4,223)   (7,308)    (3,681)   (3,324)   (8,407)
                              --------  --------  ---------  --------  --------
Income (loss) before income
 taxes, extraordinary item
 and discontinued
 operations.................    95,929    45,995   (110,216)   (2,476)  (15,427)
 Income tax (provision)
  benefit(8)................   (36,055)   39,643        --        --        --
                              --------  --------  ---------  --------  --------
Income (loss) before
 extraordinary item and
 discontinued operations....    59,874    85,638   (110,216)   (2,476)  (15,427)
 Extraordinary loss from
  early extinguishment of
  debt(3)(5)................       --        --        (577)   (1,260)      --
                              --------  --------  ---------  --------  --------
Income (loss) from
 continuing operations......    59,874    85,638   (110,793)   (3,736)  (15,427)
Discontinued operations(4):
 Loss from operations.......       --        --         --        --     (3,093)
 Gain (loss) from
  disposition...............       --        --       7,922       --       (660)
                              --------  --------  ---------  --------  --------
  Total gain (loss) from
   discontinued operations..       --        --       7,922       --     (3,753)
                              --------  --------  ---------  --------  --------
Net income (loss)...........  $ 59,874  $ 85,638  $(102,871) $ (3,736) $(19,180)
                              ========  ========  =========  ========  ========
Diluted net income (loss)
 per common share(9):
 Income (loss) attributable
  to common stockholders....  $   1.10  $   1.62  $   (2.16) $   (.07) $  (2.76)
 Extraordinary loss from
  early extinguishment of
  debt......................       --        --        (.01)     (.03)      --
 Gain (loss) from
  discontinued operations...       --        --         .15       --       (.54)
                              --------  --------  ---------  --------  --------
 Net income (loss)
  attributable to common
  stockholders..............  $   1.10  $   1.62  $   (2.02) $   (.10) $  (3.30)
                              ========  ========  =========  ========  ========
 Weighted average diluted
  common shares.............    54,660    52,991     50,994    43,746     6,901
                              ========  ========  =========  ========  ========

                                                 Company(1)(2)
                                  ---------------------------------------------
                                            Year ended December 31,
                                  ---------------------------------------------
                                    1999     1998     1997      1996     1995
                                  -------- -------- --------  -------- --------
                                                 (in thousands)
Other Data (at Period End):
Number of clients' customers
 processed......................    33,753   29,461   21,146    19,212   17,975
Balance Sheet Data (at Period
 End):
Cash and cash equivalents.......  $ 48,676 $ 39,593 $ 20,417  $  6,134 $  3,603
Working capital.................    32,092    7,050    3,518     4,430    2,359
Total assets(5).................   274,968  271,496  179,793   114,910  105,553
Total debt(3)(5)................    81,000  128,250  135,000    32,500   85,068
Redeemable convertible preferred
 stock(3).......................       --       --       --        --    62,985
Stockholders' equity
 (deficit)(1)(3)(5)(6)..........   116,862   60,998  (33,086)   41,964  (61,988)

--------
(1) The Company was formed in October 1994 and acquired all of the outstanding shares of CSG Systems, Inc., formerly Cable Services Group, Inc., from First Data Corporation ("FDC") on November 30, 1994 (the "CSG Acquisition"). The Company did not have any substantive operations prior to the CSG Acquisition. The CSG Acquisition was accounted for as a purchase and the Company's Consolidated Financial Statements (the "Consolidated Financial Statements") since the date of the acquisition are presented on the new basis of accounting established for the purchased assets and liabilities. The Company incurred certain acquisition-related charges as a result of the CSG Acquisition. These acquisition-related charges include periodic amortization of acquired software, client contracts and related intangibles, noncompete agreement and goodwill, and stock-based employee compensation.
(2) On June 28, 1996, the Company acquired all of the outstanding shares of Bytel Limited. Bytel Limited changed its name to CSG International Limited ("CSGI") in 1998. The acquisition was accounted for using the purchase method of accounting.
(3) The Company completed an initial public offering ("IPO") of its Common Stock in March 1996. The Company sold 6,670,000 shares of Common Stock resulting in net proceeds to the Company of $44.8 million. Such proceeds were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on Redeemable Convertible Preferred Stock ("Preferred Stock"). As of the closing of the IPO, all of the Preferred Stock was automatically converted into 35,999,996 shares of Common Stock. The Company incurred an extraordinary loss of $1.3 million for the write-off of deferred financing costs attributable to the portion of the long-term debt repaid.
(4) Contemporaneously with the CSG Acquisition, the Company purchased from FDC all of the outstanding capital stock of Anasazi Inc. ("Anasazi"). On August 31, 1995, the Company completed a substantial divestiture of Anasazi, resulting in the Company owning less than 20% of Anasazi. In September 1997, the Company sold its remaining ownership interest in Anasazi for $8.6 million in cash and recognized a gain of $7.9 million. The Company accounted for its ownership in Anasazi as discontinued operations after its acquisition in 1994.
(5) During 1997, the Company purchased certain SUMMITrak technology assets from Tele-Communications, Inc. ("TCI") and entered into a 15-year processing contract with TCI. In March 1999, AT&T completed its merger with TCI and has consolidated the TCI operations into AT&T Broadband ("AT&T"). The Company continues to service AT&T under the terms of the 15-year processing contract (the "AT&T Contract"). The total purchase price was approximately $159 million, with approximately $105 million charged to purchased research and development and the remaining amount allocated primarily to the AT&T Contract. The Company financed the asset acquisition with a $150.0 million term credit facility (the "Term Credit Facility"), of which $27.5 million was used to retire the Company's previously outstanding debt, resulting in an extraordinary loss of $0.6 million for the write-off of deferred financing costs attributable to such debt. See Note 4 to the Consolidated Financial Statements for additional discussion.
(6) During 1997, the Company recorded a non-recurring charge of $11.7 million to reduce certain CSG Phoenix assets to their net realizable value as of December 31, 1997.
(7) During 1997, the Company recorded a non-recurring charge of $4.7 million for the impairment of certain intangible assets related to software systems which the Company decided to no longer market and support.
(8) During 1998, the Company recorded an income tax benefit of $39.6 million related primarily to the elimination of its valuation allowance against its deferred tax assets. See Note 7 to the Consolidated Financial Statements for further discussion.
(9) On March 5, 1999, the Company completed a two-for-one stock split for shareholders of record on February 8, 1999. In January 1996, the Company also completed a two-for-one stock split. Both splits were effected as a stock dividend. Share and per share data for all periods presented herein have been adjusted to give effect to both splits. Diluted net income
     (loss) per common share and the shares used in the per share computation have been computed on the basis described in Note 2 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  The Company. The Company was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. from First Data Corporation ("FDC") in November 1994 (the "CSG Acquisition"). CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until the acquisition.

  The Company provides customer care and billing solutions worldwide for the converging communications markets, including cable television, direct broadcast satellite, telephony, on-line services and others. The Company offers its clients a full range of processing services, software and support services that automate customer management functions, including billing, sales support and order processing, invoice calculation and production, management reporting and customer analysis for target marketing. The Company's products and services combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture. The Company provides its services to more than one-third of the households in the United States.

  Forward-Looking Statements. This report contains a number of forward-looking statements relative to future plans of the Company and its expectations concerning the customer care and billing industry, as well as the converging telecommunications industry it serves, and similar matters. Such forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are contained in
Exhibit 99.01 of this report. Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to read that section closely in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

  AT&T Contract and Merger. In September 1997, the Company entered into a 15-year processing contract with Tele-Communications, Inc. ("TCI"). In March 1999, AT&T completed its merger with TCI and has consolidated the TCI operations into AT&T Broadband ("AT&T"). The Company continues to service AT&T under the terms of the 15-year processing contract (the "AT&T Contract").

  Stock Split. On March 5, 1999, the Company completed a two-for-one stock split, effected as a stock dividend, for shareholders of record on February 8, 1999. Share and per share data for all periods presented herein have been adjusted to give effect to the split.

  Stock Offering. In April 1998, the Company completed a secondary public stock offering of approximately 7.0 million shares of Common Stock. The primary shareholders in the offering included Morgan Stanley affiliated entities and General Motors employee benefit plan trusts. The Company received none of the proceeds from the offering, nor incurred any expense.

Acquisitions

  USTATS Asset Acquisition. On July 30, 1998, the Company acquired substantially all of the assets of US Telecom Advanced Technology Systems, Inc. ("USTATS") for approximately $6.0 million in cash and assumption of certain liabilities of approximately $1.3 million. USTATS, a South Carolina-based company, specializes in open systems, client/server customer care and billing systems serving the telecommunications markets. The Company used the acquired technology and software primarily to enhance its current service-bureau telephony customer care and billing system. The total purchase price of $7.3 million has been allocated to the technology and software acquired and is being amortized over its expected useful life of five years.

  Acquisition of SUMMITrak Assets. In September 1997, the Company purchased certain SUMMITrak software technology assets that were in development from TCI. The Company continued the research and development ("R&D") of certain software technologies that were acquired from TCI. Such efforts included the completion of the R&D projects and the integration of the completed software technologies into certain of its current products. The related products from these development efforts were available for general release in 1999. See Note 4 to the Company's Consolidated Financial Statements for additional discussion of the SUMMITrak asset acquisition.

Acquisition-Related Charges

  Acquisition Charges. The CSG Acquisition was accounted for using the purchase method. As a result, the Company has recorded recurring, periodic amortization of acquired software, client contracts and related intangibles, noncompete agreement, goodwill and stock-based employee compensation (collectively, the "Acquisition Charges"). The Acquisition Charges totaled $7.5 million, $8.2 million, and $20.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Going forward, the Acquisition Charges will be approximately $0.2 million per year until fully amortized in 2004.

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

Adjusted Results of Operations

  Impact of Acquisition Charges and Non-recurring Charges on Earnings. As discussed above, the Company has incurred Acquisition Charges and non-recurring charges in each of the last three years. The total of these charges was $7.5 million, $8.2 million, and $135.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's adjusted results of operations excluding these items are shown in the following table. In addition to the exclusion of these expenses from the calculation, the adjusted results of operations were computed using an effective income tax rate of 38.0%, and outstanding shares on a diluted basis.

                                                        For the year ended
                                                           December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
                                                      (in thousands, except
                                                        per share amounts)
   Adjusted Results of Operations:
     Operating income............................... $107,613  $61,512  $36,131
     Operating income margin........................     33.4%    26.0%    21.0%
     Income before income taxes.....................  103,390   54,204   32,450
     Net income.....................................   64,102   33,606   20,119
     Earnings per diluted common share..............     1.17      .63      .39
     Weighted average diluted common shares.........   54,660   52,991   52,138

Results of Operations

  The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated.

                                        Year Ended December 31,
                          -------------------------------------------------------
                                1999               1998              1997
                          -----------------  ----------------- ------------------
                                     % of               % of               % of
                           Amount   Revenue   Amount   Revenue  Amount    Revenue
                          --------  -------  --------  ------- ---------  -------
                                            (in thousands)
Revenues:
 Processing and related
  services..............  $255,167    79.2%  $191,802    81.1% $ 131,399    76.5%
 Software and
  professional services.    66,995    20.8     44,838    18.9     40,405    23.5
                          --------  ------   --------   -----  ---------   -----
  Total revenues........   322,162  100.00    236,640   100.0    171,804   100.0
                          --------  ------   --------   -----  ---------   -----
Expenses:
 Cost of processing and
  related services:
 Direct costs...........    88,475    27.5     77,155    32.6     58,259    33.9
 Amortization of
  acquired software.....       --      --         --      --      10,596     6.2
 Amortization of client
  contracts and related
  intangibles...........     7,231     2.2      5,043     2.1      4,293     2.5
                          --------  ------   --------   -----  ---------   -----
  Total cost of
   processing and
   related services.....    95,706    29.7     82,198    34.7     73,148    42.6
 Cost of software and
  professional services.    36,415    11.3     25,048    10.6     16,834     9.8
                          --------  ------   --------   -----  ---------   -----
  Total cost of
   revenues.............   132,121    41.0    107,246    45.3     89,982    52.4
                          --------  ------   --------   -----  ---------   -----
Gross margin (exclusive
 of depreciation).......   190,041    59.0    129,394    54.7     81,822    47.6
                          --------  ------   --------   -----  ---------   -----
Operating expenses:
 Research and
  development:
 Research and
  development...........    34,388    10.7     27,485    11.6     22,586    13.2
 Charge for purchased
  research and
  development...........       --      --         --      --     105,484    61.4
 Impairment of
  capitalized software
  development costs.....       --      --         --      --      11,737     6.8
 Selling and marketing..    14,361     4.4     11,810     5.0     10,198     5.9
 General and
  administrative:
 General and
  administrative........    25,781     8.0     22,959     9.7     19,385    11.3
 Amortization of
  noncompete agreements
  and goodwill..........     4,889     1.5      5,381     2.3      6,927     4.0
 Impairment of
  intangible assets.....       --      --         --      --       4,707     2.7
 Stock-based employee
  compensation..........       280      .1        297      .1        449      .3
 Depreciation...........    10,190     3.2      8,159     3.4      6,884     4.0
                          --------  ------   --------   -----  ---------   -----
  Total operating
   expenses.............    89,889    27.9     76,091    32.1    188,357   109.6
                          --------  ------   --------   -----  ---------   -----
Operating income (loss).   100,152    31.1     53,303    22.6   (106,535)  (62.0)
                          --------  ------   --------   -----  ---------   -----
 Other income (expense):
 Interest expense.......    (7,214)   (2.2)    (9,771)   (4.1)    (5,324)   (3.1)
 Interest income........     2,981      .9      2,484     1.0      1,294      .7
 Other..................        10     --         (21)    --         349      .2
                          --------  ------   --------   -----  ---------   -----
  Total other...........    (4,223)   (1.3)    (7,308)   (3.1)    (3,681)   (2.2)
                          --------  ------   --------   -----  ---------   -----
Income (loss) before
 income taxes,
 extraordinary item and
 discontinued
 operations.............    95,929    29.8     45,995    19.5   (110,216)  (64.2)
 Income tax (provision)
  benefit...............   (36,055)  (11.2)    39,643    16.7        --      --
                          --------  ------   --------   -----  ---------   -----
Income (loss) before
 extraordinary item and
 discontinued
 operations.............    59,874    18.6     85,638    36.2   (110,216)  (64.2)
 Extraordinary loss from
  early extinguishment
  of debt...............       --      --         --      --        (577)    (.3)
                          --------  ------   --------   -----  ---------   -----
Income (loss) from
 continuing operations..    59,874    18.6     85,638    36.2   (110,793)  (64.5)
 Gain from disposition
  of discontinued
  operations............       --      --         --      --       7,922     4.6
                          --------  ------   --------   -----  ---------   -----
Net income (loss).......  $ 59,874    18.6%  $ 85,638    36.2% $(102,871)  (59.9)%
                          ========  ======   ========   =====  =========   =====

Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998

  Revenues. Total revenues increased $85.5 million, or 36.1%, to $322.2 million in 1999, from $236.6 million in 1998.

  Revenues from processing and related services increased $63.4 million, or 33.0%, to $255.2 million in 1999, from $191.8 million in 1998. Of the total increase in revenue, approximately 68% resulted from the Company serving a higher number of customers for its clients and approximately 32% was due to increased revenue per customer. Customers serviced as of December 31, 1999 and 1998 were 33.8 million and 29.5 million, respectively, an increase of 14.6%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and internal customer growth experienced by existing clients. During 1999, the Company converted and processed approximately 4.5 million new customers on its systems, with approximately 3.4 million of these new customers coming from AT&T.

  Revenues from software and professional services increased $22.1 million, or 49.4%, to $67.0 million in 1999, from $44.8 million in 1998. The Company sells its software products principally to its existing client base to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of its clients' operations, and (iii) allow clients to effectively rollout new products and services to new and existing markets. The increase in revenue between years relates to the continued strong demand for the Company's existing software products, principally ACSR, and the rollout of additional new products to meet the changing needs of the Company's client base.

  Total domestic revenue per customer account for 1999 was $9.88, compared to $8.71 for 1998, an increase of 13.4%. Revenue per customer increased due primarily to (i) a greater percentage of processing revenues in 1999 being generated under the AT&T Contract, (ii) price increases included in client contracts, and (iii) increased software sales to new and existing clients.

  Cost of Processing and Related Services. Direct processing costs as a percentage of related revenues were 34.7% for 1999, compared to 40.2% for 1998. The improvement between years relates primarily to better overall leveraging of the direct processing costs as a result of the continued growth of the customer base processed on the Company's system. Amortization of client contracts and related intangibles increased $2.2 million, or 43.4%, to $7.2 million in 1999, from $5.0 million in 1998. The increase in expense is due primarily to the amortization of the value assigned to the AT&T Contract. The value assigned to the AT&T Contract is being amortized over the life of the contract in proportion to the financial minimums included in the contract. Amortization related to the AT&T Contract was $3.3 million in 1999, compared to $1.9 million in 1998. For 2000, the scheduled amortization for the AT&T Contract is $3.4 million.

  Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 54.4% in 1999, compared to 55.9% in 1998. The slight decrease in this percentage is due primarily to the timing of the sales cycle for new products introduced both in 1999 and 1998.

  Gross Margin. Gross margin increased $60.6 million, or 46.9%, to $190.0 million in 1999, from $129.4 million in 1998, due primarily to revenue growth. The gross margin as a percentage of total revenues increased to 59.0% in 1999, compared to 54.7% in 1998. The overall increase in the gross margin percentage is due primarily to the improvement in the gross margin percentage for processing and related services, due primarily to the increase in revenue per customer while controlling the cost of delivering such services.

  Research and Development Expense. R&D expense increased $6.9 million, or 25.1%, to $34.4 million in 1999, from $27.5 million in 1998. As a percentage of total revenues, R&D expense decreased to 10.7% in 1999, from 11.6% in 1998. The Company did not capitalize any software development costs during 1999. The Company capitalized third party, contracted programming costs of approximately $1.4 million during 1998, related primarily to enhancements to existing products. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for 1999 and 1998, were $34.4 million, or 10.7% of total revenues, and $28.9 million, or 12.2% of total revenues, respectively.

  The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The Company's development efforts for 1999 were focused primarily on the development of products to (i) increase the efficiencies and productivity of its clients' operations, (ii) address the systems needed to support the convergence of the communications markets, (iii) support a web-enabled, customer self-care and electronic bill presentment/payment application, and (iv) allow clients to effectively rollout new products and services to new and existing markets, such as residential telephony, High-Speed Data/ISP and IP markets. The Company expects its development efforts to focus on similar tasks in 2000 and expects to spend a similar percentage of its total revenues on R&D in the future.

  Selling and Marketing Expense. Selling and marketing ("S&M") expense increased $2.6 million, or 21.6%, to $14.4 million in 1999, from $11.8 million in 1998. As a percentage of total revenues, S&M expense decreased to 4.4% in 1999, from 5.0% in 1998. The decrease in S&M expenses as a percentage of total revenues is due primarily to increased revenues, while controlling S&M costs.

  General and Administrative Expense. General and administrative ("G&A") expense increased $2.8 million, or 12.3%, to $25.8 million in 1999, from $23.0 million in 1998. As a percentage of total revenues, G&A expense decreased to 8.0% in 1999, from 9.7% in 1998. The increase in G&A expenses relates primarily to the continued expansion of the Company's management and administrative staff and other administrative costs to support the Company's overall growth. The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenue, while controlling G&A costs.

  Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill decreased $0.5 million, or 9.1%, to $4.9 million in 1999, from $5.4 million in 1998. The decrease in amortization expense is due primarily to the noncompete agreement from the CSG Acquisition becoming fully amortized as of November 30, 1999.

  Depreciation Expense. Depreciation expense increased $2.0 million, or 24.9%, to $10.2 million in 1999, from $8.2 million in 1998. The increase in expense relates to capital expenditures made throughout 1999 and 1998 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

  Operating Income. Operating income was $100.2 million for 1999, compared to $53.3 million in 1998, with the increase attributable to the factors discussed above. The Company's operating income margin, excluding the Acquisition Charges discussed above, was 33.4% for 1999, compared to 26.0% for 1998.

  Interest Expense. Interest expense decreased $2.6 million, or 26.2%, to $7.2 million in 1999, from $9.8 million in 1998, with the decrease attributable primarily to (i) scheduled principal payments on the Company's long-term debt,
(ii) optional prepayments on long-term debt made during 1999, and (iii) a decrease in interest rates between periods. The balance of the Company's long-term debt as of December 31, 1999, was $81.0 million, compared to $128.3 million as of December 31, 1998, a decrease of $47.3 million.

  Interest Income. Interest income increased $0.5 million, or 20.0%, to $3.0 million in 1999, from $2.5 million in 1998, with the increase attributable primarily to an increase in operating funds available for investment.

  Income Tax (Provision) Benefit. As of September 30, 1998, the Company had recorded a valuation allowance of $48.5 million against certain of its deferred tax assets due to the uncertainty that it would realize the income tax benefit from those assets. During the fourth quarter of 1998, the Company concluded that it was more likely than not that it would realize the entire tax benefit from its deferred tax assets. As a result, the Company eliminated the entire valuation allowance of $48.5 million as of December 31, 1998, which resulted in the Company reflecting a net income tax benefit of $39.6 million for 1998.

  For the year ended December 31, 1999, the Company recorded an income tax provision of $36.1 million, or an effective income tax rate of approximately 38%. As of December 31, 1999, management continues to believe that sufficient taxable income will be generated to realize the entire benefit of its deferred tax assets. The Company's assumptions of future profitable operations are supported by its strong operating performances in 1999 and 1998, and the conversion of a significant number of new customers onto its processing system during these periods.

Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997

  Revenues. Total revenues increased $64.8 million, or 37.7%, to $236.6 million in 1998, from $171.8 million in 1997.

  Revenues from processing and related services increased $60.4 million, or 46.0%, to $191.8 million in 1998, from $131.4 million in 1997. Of the total increase in revenue, approximately 61% resulted from the Company serving a higher number of customers for its clients and approximately 39% was due to increased revenue per customer. Customers serviced as of December 31, 1998 and 1997 were 29.5 million and 21.1 million, respectively, an increase of 39.3%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and internal customer growth experienced by existing clients. During 1998, the Company converted and processed approximately 9.0 million new customers on its systems, with approximately 7.7 million of these new customers coming from AT&T.

  Revenues from software and professional services increased $4.4 million, or 11.0%, to $44.8 million in 1998, from $40.4 million in 1997. This increase relates to the continued strong demand of the Company's software products and related professional services.

  Total domestic revenue per customer account for 1998 was $8.71, compared to $7.73 for 1997, an increase of 12.7%. Revenue per customer increased due primarily to (i) the AT&T Contract, which was executed in September 1997, (ii) increased usage of ancillary services by clients, and (iii) price increases included in client contracts.

  Cost of Processing and Related Services. Direct processing costs as a percentage of related revenues were 40.2% for 1998, compared to 44.3% for 1997. The improvement between years relates primarily to better overall leveraging of the direct processing costs as a result of the continued growth of the customer base processed on the Company's system. Amortization of acquired software decreased to zero in 1998, from $10.6 million in 1997, due to acquired software from the CSG Acquisition becoming fully amortized as of November 30, 1997. Amortization of client contracts and related intangibles increased $0.7 million, or 17.5%, to $5.0 million in 1998, from $4.3 million in 1997. The increase in expense is due to amortization of the value assigned to the AT&T Contract, offset by a decrease in the amortization of certain intangible assets from the CSG Acquisition becoming fully amortized as of November 30, 1997. Amortization related to the AT&T Contract was $1.9 million in 1998, compared to $0.3 million in 1997.

  Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 55.9% in 1998, compared to 41.7% in 1997. The increase in this percentage between years relates primarily to the timing of the sales cycle for new products introduced in 1998.

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

  Research and Development Expense. R&D expense increased $4.9 million, or 21.7%, to $27.5 million in 1998, from $22.6 million in 1997. As a percentage of total revenues, R&D expense decreased to 11.6% in 1998, from 13.2% in 1997.

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

  Selling and Marketing Expense. S&M expense increased $1.6 million, or 15.8%, to $11.8 million in 1998, from $10.2 million in 1997. As a percentage of total revenues, S&M expense decreased to 5.0% in 1998, from 5.9% in 1997. The overall decrease in S&M expenses as a percentage of total revenues is due primarily to increased revenues, while controlling S&M costs.

  General and Administrative Expense. G&A expense increased $3.6 million, or 18.4%, to $23.0 million in 1998, from $19.4 million in 1997. As a percentage of total revenues, G&A expense decreased to 9.7% in 1998, from 11.3% in 1997. The increase in G&A expenses relates primarily to the continued expansion of the Company's administrative staff and other administrative costs to support the Company's overall growth. The decrease in G&A expenses as a percentage of total revenues is due primarily to increased revenue, while controlling G&A costs.

  Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill decreased $1.5 million, or 22.3%, to $5.4 million in 1998, from $6.9 million in 1997. The decrease in amortization expense is due primarily to a write-down of certain intangible assets in 1997. See Note 2 to the Consolidated Financial Statements for additional discussion.

  Depreciation Expense. Depreciation expense increased $1.3 million, or 18.5%, to $8.2 million in 1998, from $6.9 million in 1997. The increase in expense relates to capital expenditures made throughout 1998 and 1997 in support of the overall growth of the Company, consisting principally of computer hardware and related equipment and statement processing equipment and related facilities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

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

  Interest Expense. Interest expense increased $4.5 million, or 83.5%, to $9.8 million in 1998, from $5.3 million in 1997, with the increase attributable primarily to the financing of the Company's acquisition of the SUMMITrak assets in September 1997. The balance of the Company's long-term debt as of December 31, 1998 was $128.3 million, compared to $135.0 million as of December 31, 1997, a decrease of $6.7 million.

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

Financial Condition, Liquidity and Capital Resources

  As of December 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $48.7 million and a revolving credit facility with a bank in the amount of $40 million, of which there were no borrowings outstanding as of December 31, 1999. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At December 31, 1999, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002. The Company's working capital as of December 31, 1999 and 1998 was $32.1 million and $7.1 million, respectively.

  As of December 31, 1999 and 1998, the Company had $67.5 million and $60.5 million, respectively, in net billed trade accounts receivable, an increase of $7.0 million, with the increase primarily a result of the Company's revenue growth. The Company's trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average net trade accounts receivable balance for the period. The Company's DBO calculations for the years ended December 31, 1999 and 1998 were 55 and 56 days, respectively.

  The Company's net cash flows from operating activities for the years ended December 31, 1999, 1998 and 1997 were $102.1 million, $47.3 million and $31.4 million, respectively. The increase of $54.7 million, or 115.7% in 1999 over 1998 relates to a $37.8 million increase in net cash flows from operations, in addition to an increase in the net change in operating assets and liabilities of $16.9 million. The increase of $15.9 million, or 50.6%, in 1998 over 1997 relates to an $18.0 million increase in net cash flows from operations, offset by a decrease in the net change in operating assets and liabilities of $2.1 million.

  The Company's net cash flows used in investing activities totaled $36.7 million in 1999, compared to $27.1 million in 1998, an increase of $9.6 million. The increase between years relates primarily to conversion incentive payments of $24.7 million (principally to AT&T) in 1999, compared to $4.0 million in 1998. This increase is offset by (i) a cash payment of $6.0 million for the acquisition of assets of USTATS in 1998, (ii) software additions of $1.4 million in 1998, and (iii) a decrease in property and equipment purchases of $3.7 million. The Company's net cash flows used in investing activities totaled $117.4 million in 1997. The decrease of $90.3 million between 1998 and 1997 relates primarily to the cash payments of $106.5 million for the SUMMITrak assets acquired in September 1997 and a decrease of $8.7 million in capitalized software development costs between years, with these decreases offset by (i) proceeds of $8.6 million from the final disposition of Anasazi in 1997, (ii) a cash payment of $6.0 million for the acquisition of assets of USTATS in 1998, (iii) conversion incentive payments of $4.0 million made in 1998, and (iv) an increase in purchases of net property and equipment of $6.3 million.

  The Company's net cash flows used in financing activities was $56.1 million in 1999, compared to $1.1 million in 1998, an increase of $55.0 million. The significant increase between years relates to (i) an increase in scheduled principal payments on long-term debt of $8.9 million, (ii) optional long-term debt prepayments of $31.6 million made in 1999, and (iii) repurchase of 655,500 shares of common stock for $20.2 million in 1999, as discussed below. This increase is offset by an increase in proceeds received from the issuance of common stock of $5.4 million, related primarily to the exercise of stock options by employees. The Company's net cash flows used in financing activities was $100.7 million in 1997. The decrease of $101.8 million from 1997 to 1998 relates primarily to the net change in the Company's long-term debt between years. In 1997, the Company generated $150.0 million from a new debt agreement entered into primarily to fund the SUMMITrak asset acquisition, and repaid long-term debt of $47.5 million, which included (i) $5.0 million of scheduled payments on the previous debt agreement, (ii) $27.5 million of existing debt which was refinanced as part of the new debt agreement, and
(iii) an optional prepayment of $15.0 million on the new debt. The scheduled principal payments made in 1998 were $6.8 million.

  Earnings before interest, taxes, depreciation and amortization ("EBITDA") for 1999 was $124.6 million or 38.7% of total revenues, compared to $73.5 million or 31.0% of total revenues for 1998. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods.

  Interest rates for the Term Credit Facility and revolving credit facility are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 1999, the spread on the LIBOR rate and prime rate was 0.50% and 0%, respectively. See Note 6 to the Consolidated Financial Statements for additional discussion of the Term Credit Facility.

  The Company was required to make certain monetary conversion payments under the AT&T Contract. AT&T surpassed the milestone of 13 million customers processed on the Company's systems during the third quarter of 1999. Upon reaching this significant milestone, AT&T was paid its final monetary conversion incentive by the Company. The total monetary conversion incentives paid during 1999 to AT&T were $22.0 million.

  Effective August 4, 1999, the Company's Board of Directors approved a stock repurchase plan which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time to time as market and business conditions warrant. As of December 31, 1999, the Company had repurchased 655,500 shares of Common Stock for $20.2 million (a weighted average price of $30.88 per share). The repurchased shares are held as treasury shares.

  For income tax purposes, the amortization of the intangible assets from acquisitions (including the intangible assets related to the CSG Acquisition and the charge for purchased R&D related to the SUMMITrak asset acquisition) are principally deductible over 15 years on a straight-line basis. The Company has paid U.S. income taxes since its inception in 1994. Based on its current projections, the Company expects to pay U.S. income taxes for 2000, and its effective book income tax rate for 2000 is expected to be approximately 38%.

  The Company continues to make significant investments in capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases. The Company had no significant capital commitments as of December 31, 1999. The Company believes that cash generated from operations, together with the current cash and cash equivalents and the amount available under the revolving credit facility, will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, capital expenditures, and stock repurchases for both its short- and long-term purposes. The Company also believes it has significant unused borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.

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

  Interest Rate Risk. The Company had long-term debt (including current maturities) of $81.0 million as of December 31, 1999. Interest rates for the debt are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 1999, the spread on the LIBOR rate and prime rate was 0.50% and 0%, respectively. As of December 31, 1999, the entire amount of the debt was under either a three- or six-month LIBOR contract, with an overall weighted average interest rate of 6.55% (i.e., LIBOR at 6.05% plus spread of 0.50%). The carrying amount of the Company's long-term debt approximates fair value due to its variable interest rate features. See Note 6 to the Consolidated Financial Statements for additional description of the long-term debt and scheduled principal payments.

  As required by the debt agreement with its bank, the Company entered into a three-year interest rate collar in December 1997 with a major bank to manage its risk from its variable rate long-term debt. The underlying notional amount covered by the collar agreement is $60.6 million as of December 31, 1999, and decreases over the three-year term in relation to the scheduled principal payments on the long-term debt. Any payment on the 4.9% (LIBOR) interest rate floor, or receipt on the 7.5% (LIBOR) interest rate cap component of the collar, would be recognized as an adjustment to interest expense in the period incurred. There are no amounts due or receivable under this agreement as of December 31, 1999, and the agreement had no effect on the Company's interest expense for 1999, 1998 or 1997. The fair value of the collar agreement is not recognized in the Company's financial statements. The fair value of the collar agreement at December 31, 1999, based on a quoted market price, was not significant.

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

AT&T Contract and Merger

  AT&T completed its merger with TCI in March 1999 and has consolidated the TCI operations into AT&T Broadband. During the years ended December 31, 1999, 1998 and 1997, revenues from AT&T and affiliated companies generated under the AT&T Contract represented approximately 50.5%, 37.4%, and 32.9% of total revenues, respectively. The AT&T Contract has a 15-year term and expires in 2012. The AT&T Contract has minimum financial commitments over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, residential wireline telephony services, and print and mail services. The AT&T Contract provides certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company's products and services include innovations in features and functions that have become standard in the wireline video industry. To date, the Company believes it has complied with the terms of the contract. Since execution of the AT&T Contract in September 1997 through December 31, 1999, the Company has successfully converted approximately 11 million AT&T cable television customers onto its system.

  AT&T began its efforts to provide convergent communications services in several United States cities during 1999 and expects to continue these efforts in 2000. The Company is working closely with AT&T to provide customer care and billing services to customers in those cities.

  The Company expects to continue performing successfully under the AT&T Contract, and is hopeful that it can continue to sell products and services to the combined entity that are in excess of the minimum financial commitments and exclusive rights included in the contract.

  See Note 4 to the Consolidated Financial Statements for discussion regarding the Company's Common Stock Warrants held by AT&T.

Year 2000

  Results of Computer Systems Rollover Into Year 2000. The Company's year 2000 ("Y2K") program was described in the Company's most recent Form 10-Q dated November 15, 1999. This program was substantially completed prior to January 1, 2000, and included rigorous compliance criteria and testing of the Company's various computer systems that could be affected by Y2K. As of the date of this filing, the Company has not experienced any significant disruptions in its operations as a result of its computer systems rollover to, and processing of dates within, the year 2000. This included the Company's information technology ("IT") systems (including products and services), non-IT systems with embedded technology, and software and hardware from significant vendors. Any Y2K-related disruptions within the Company's systems occurred primarily during the first week of January 2000, and consisted of minor items only (e.g., screen and/or report displays), all of which were timely resolved without significant cost to or effort by the Company, and had minimal impact to the Company's or its clients' operations. Although the Company has not experienced any significant disruptions to date, there is no assurance that the Company will not experience any future Y2K-related disruptions.

  Costs to Address the Company's Year 2000 Issues. Since inception of its program in 1995 through December 31, 1999, the Company has incurred and expensed costs of approximately $4.2 million related to its Y2K compliance efforts, with approximately $1.4 million of this amount incurred in 1999. The total estimated costs to be incurred in the future related to this matter are not expected to be significant. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

  Continuing Y2K Compliance Efforts and Remaining Risks. The Company believes that the year 2000 dates with the most significant risk of disruptions (January 1, 2000 and February 29, 2000) have passed without significant disruptions to the Company and/or its clients. The Company believes if any Y2k disruptions are experienced in the future, such disruptions would be of a similar nature as those items already reported to the Company's Product Support Center ("PSC"), and therefore, could be timely and adequately identified and resolved using existing problem reporting, remediation and recovery procedures. The Company continues to maintain its Y2K corporate program as a means to monitor continued Y2K compliance and whether any reported events to the PSC resulted from Y2K-related issues.

  Although the Company believes the risk of any significant Y2K-related disruptions in the future is low, there can be no assurances that (i) the Company's systems and products (including software and hardware from significant vendors) contain all the necessary date code changes to avoid any significant disruptions related to processing of dates into and beyond the Year 2000, or (ii) if such disruptions are experienced, that the Company can timely identify and resolve any disruptions without significant impact to the Company's and/or its clients' operations. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions may arise out of Y2K issues. Although the Company is currently not aware of any such litigation that might affect the Company, the unprecedented nature of potential litigation regarding Y2K compliance issues makes it uncertain whether, or to what extent, the Company may be affected by such litigation in the future.

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

Item 8. Financial Statements and Supplementary Data

                        CSG SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

Report of Independent Public Accountants...................................  26
Consolidated Balance Sheets as of December 31, 1999 and 1998...............  27
Consolidated Statements of Operations for the Years Ended December 31,
 1999, 1998 and 1997.......................................................  28
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997..........................................  29
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997.......................................................  30
Notes to Consolidated Financial Statements.................................  31

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
CSG Systems International, Inc.:

  We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen llp

Omaha, Nebraska
January 17, 2000

                        CSG SYSTEMS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents.................................  $ 48,676  $ 39,593
 Accounts receivable--
 Trade--
  Billed, net of allowance of $2,975 and $2,051............    67,477    60,529
  Unbilled.................................................     8,311     2,828
 Other.....................................................       909     1,179
 Deferred income taxes.....................................     1,972     1,803
 Other current assets......................................     2,850     2,275
                                                             --------  --------
 Total current assets......................................   130,195   108,207
                                                             --------  --------
Property and equipment, net................................    26,507    24,711
Software, net..............................................     6,145     9,422
Noncompete agreements and goodwill, net....................     2,652     7,596
Client contracts and related intangibles, net..............    55,343    59,791
Deferred income taxes......................................    52,845    59,389
Other assets...............................................     1,281     2,380
                                                             --------  --------
 Total assets..............................................  $274,968  $271,496
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt......................  $ 21,711  $ 19,125
 Customer deposits.........................................    10,549    10,018
 Trade accounts payable....................................     9,450    10,471
 Accrued employee compensation.............................    16,386    12,276
 Deferred revenue..........................................    16,746    13,470
 Conversion incentive payments.............................       --     22,032
 Accrued income taxes......................................    11,710     6,756
 Other current liabilities.................................    11,551     7,009
                                                             --------  --------
 Total current liabilities.................................    98,103   101,157
                                                             --------  --------
Non-current liabilities:
 Long-term debt, net of current maturities.................    59,289   109,125
 Deferred revenue..........................................       714       216
                                                             --------  --------
 Total non-current liabilities.............................    60,003   109,341
                                                             --------  --------
Commitments and contingencies (Note 9)
Stockholders' equity:
 Preferred stock, par value $.01 per share; 10,000,000
  shares authorized; zero shares issued and outstanding....       --        --
 Common stock, par value $.01 per share; 100,000,000 shares
  authorized; 13,591,947 and 11,421,416 shares reserved for
  common stock warrants, employee stock purchase plan and
  stock incentive plans; 51,638,629 and 51,465,646 shares
  outstanding..............................................       523       515
 Common stock warrants; 3,000,000 warrants issued and
  outstanding..............................................    26,145    26,145
 Additional paid-in capital................................   136,373   120,599
 Deferred employee compensation............................       (48)     (328)
 Notes receivable from employee stockholders...............      (115)     (478)
 Other comprehensive income-cumulative translation
  adjustments..............................................      (120)       38
 Treasury stock, at cost, 722,486 shares and 66,000 shares.   (20,374)      (97)
 Accumulated deficit.......................................   (25,522)  (85,396)
                                                             --------  --------
 Total stockholders' equity................................   116,862    60,998
                                                             --------  --------
 Total liabilities and stockholders' equity................  $274,968  $271,496
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1999      1998      1997
                                                 --------  --------  ---------
Revenues:
 Processing and related services...............  $255,167  $191,802  $ 131,399
 Software and professional services............    66,995    44,838     40,405
                                                 --------  --------  ---------
  Total revenues...............................   322,162   236,640    171,804
                                                 --------  --------  ---------
Expenses:
 Cost of processing and related services:
 Direct costs..................................    88,475    77,155     58,259
 Amortization of acquired software.............       --        --      10,596
 Amortization of client contracts and related
  intangibles..................................     7,231     5,043      4,293
                                                 --------  --------  ---------
  Total cost of processing and related
   services....................................    95,706    82,198     73,148
 Cost of software and professional services....    36,415    25,048     16,834
                                                 --------  --------  ---------
  Total cost of revenues.......................   132,121   107,246     89,982
                                                 --------  --------  ---------
Gross margin (exclusive of depreciation).......   190,041   129,394     81,822
                                                 --------  --------  ---------
Operating expenses:
 Research and development:
 Research and development......................    34,388    27,485     22,586
 Charge for purchased research and development.       --        --     105,484
 Impairment of capitalized software development
  costs........................................       --        --      11,737
 Selling and marketing.........................    14,361    11,810     10,198
 General and administrative:
 General and administrative....................    25,781    22,959     19,385
 Amortization of noncompete agreements and
  goodwill.....................................     4,889     5,381      6,927
 Impairment of intangible assets...............       --        --       4,707
 Stock-based employee compensation.............       280       297        449
 Depreciation..................................    10,190     8,159      6,884
                                                 --------  --------  ---------
  Total operating expenses.....................    89,889    76,091    188,357
                                                 --------  --------  ---------
Operating income (loss)........................   100,152    53,303   (106,535)
                                                 --------  --------  ---------
 Other income (expense):
 Interest expense..............................    (7,214)   (9,771)    (5,324)
 Interest income...............................     2,981     2,484      1,294
 Other.........................................        10       (21)       349
                                                 --------  --------  ---------
  Total other..................................    (4,223)   (7,308)    (3,681)
                                                 --------  --------  ---------
Income (loss) before income taxes,
 extraordinary item and discontinued
 operations....................................    95,929    45,995   (110,216)
 Income tax (provision) benefit................   (36,055)   39,643        --
                                                 --------  --------  ---------
Income (loss) before extraordinary item and
 discontinued operations.......................    59,874    85,638   (110,216)
 Extraordinary loss from early extinguishment
  of debt......................................       --        --        (577)
                                                 --------  --------  ---------
Income (loss) from continuing operations.......    59,874    85,638   (110,793)
 Gain from disposition of discontinued
  operations...................................       --        --       7,922
                                                 --------  --------  ---------
Net income (loss)..............................  $ 59,874  $ 85,638  $(102,871)
                                                 ========  ========  =========
Basic net income (loss) per common share:
 Income (loss) before extraordinary item and
  discontinued operations......................  $   1.16  $   1.67  $   (2.16)
 Extraordinary loss from early extinguishment
  of debt......................................       --        --        (.01)
 Gain from disposition of discontinued
  operations...................................       --        --         .15
                                                 --------  --------  ---------
 Net income (loss) attributable to common
  stockholders.................................  $   1.16  $   1.67  $   (2.02)
                                                 ========  ========  =========
 Weighted average common shares................    51,675    51,198     50,994
                                                 ========  ========  =========
Diluted net income (loss) per common share:
 Income (loss) before extraordinary item and
  discontinued operations......................  $   1.10  $   1.62  $   (2.16)
 Extraordinary loss from early extinguishment
  of debt......................................       --        --        (.01)
 Gain from disposition of discontinued
  operations...................................       --        --         .15
                                                 --------  --------  ---------
 Net income (loss) attributable to common
  stockholders.................................  $   1.10  $   1.62  $   (2.02)
                                                 ========  ========  =========
 Weighted average diluted common shares........    54,660    52,991     50,994
                                                 ========  ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                         NOTES
                                                                       RECEIVABLE                                        TOTAL
                    COMMON            COMMON  ADDITIONAL   DEFERRED       FROM     CUMULATIVE                        STOCKHOLDERS'
                     STOCK    COMMON  STOCK    PAID-IN     EMPLOYEE     EMPLOYEE   TRANSLATION TREASURY  ACCUMULATED    EQUITY
                  OUTSTANDING STOCK  WARRANTS  CAPITAL   COMPENSATION STOCKHOLDERS ADJUSTMENTS  STOCK      DEFICIT     (DEFICIT)
                  ----------- ------ -------- ---------- ------------ ------------ ----------- --------  ----------- -------------
BALANCE,
 December 31,
 1996...........    50,978     $510  $   --    $111,112    $(1,207)      $(861)       $ 573    $    --    $(68,163)    $ 41,964
Comprehensive
 loss:
Net loss........       --       --       --         --         --          --           --          --    (102,871)         --
Foreign currency
 translation
 adjustments....       --       --       --         --         --          --          (574)        --         --           --
Comprehensive
 loss...........       --       --       --         --         --          --           --          --         --      (103,445)
Issuance of
 common stock
 for purchase of
 assets.........         3      --       --          75        --          --           --          --         --            75
Issuance of
 common stock
 warrants,
 granted as part
 of the
 SUMMITrak asset
 acquisition....       --       --    26,145        --         --          --           --          --         --        26,145
Amortization of
 deferred stock-
 based employee
 compensation
 expense........       --       --       --         --         449         --           --          --         --           449
Repurchase of
 common stock...      (209)      (2)     --        (342)       122         176          --          --         --           (46)
Exercise of
 stock options
 for common
 stock..........       149        2      --       1,016        --          --           --          --         --         1,018
Purchase of
 common stock
 pursuant to
 employee stock
 purchase plan..        39      --       --         439        --          --           --          --         --           439
Tax benefit of
 stock options
 exercised......       --       --       --         315        --          --           --          --         --           315
                    ------     ----  -------   --------    -------       -----        -----    --------   --------     --------
BALANCE,
 December 31,
 1997...........    50,960      510   26,145    112,615       (636)       (685)          (1)        --    (171,034)     (33,086)
Comprehensive
 income:
Net income......       --       --       --         --         --          --           --          --      85,638          --
Foreign currency
 translation
 adjustments....       --       --       --         --         --          --            39         --         --           --
Comprehensive
 income.........       --       --       --         --         --          --           --          --         --        85,677
Amortization of
 deferred stock-
 based employee
 compensation
 expense........       --       --       --         --         297         --           --          --         --           297
Repurchase of
 common stock...       (66)     --       --         (12)        11         146          --          (97)       --            48
Exercise of
 stock options
 for common
 stock..........       540        5      --       4,957        --          --           --          --         --         4,962
Payments on
 notes
 receivable from
 stockholders...       --       --       --         --         --           61          --          --         --            61
Purchase of
 common stock
 pursuant to
 employee stock
 purchase plan..        32      --       --         622        --          --           --          --         --           622
Tax benefit of
 stock options
 exercised......       --       --       --       2,417        --          --           --          --         --         2,417
                    ------     ----  -------   --------    -------       -----        -----    --------   --------     --------
BALANCE,
 December 31,
 1998...........    51,466      515   26,145    120,599       (328)       (478)          38         (97)   (85,396)      60,998
Comprehensive
 income:
Net income......       --       --       --         --         --          --           --          --      59,874          --
Foreign currency
 translation
 adjustments....       --       --       --         --         --          --          (158)        --         --           --
Comprehensive
 income.........       --       --       --         --         --          --           --          --         --        59,716
Amortization of
 deferred stock-
 based employee
 compensation
 expense........       --       --       --         --         280         --           --          --         --           280
Repurchase of
 common stock...      (656)     --       --         --         --          --           --      (20,277)       --       (20,277)
Common stock
 swap for option
 exercise.......       --       --       --          35        --          --           --          --         --            35
Exercise of
 stock options
 for common
 stock..........       795        8      --      10,000        --          --           --          --         --        10,008
Payments on
 notes
 receivable from
 stockholders...       --       --       --         --         --          363          --          --         --           363
Purchase of
 common stock
 pursuant to
 employee stock
 purchase plan..        34      --       --         926        --          --           --          --         --           926
Tax benefit of
 stock options
 exercised......       --       --       --       4,813        --          --           --          --         --         4,813
                    ------     ----  -------   --------    -------       -----        -----    --------   --------     --------
BALANCE,
 December 31,
 1999...........    51,639     $523  $26,145   $136,373    $   (48)      $(115)       $(120)   $(20,374)  $(25,522)    $116,862
                    ======     ====  =======   ========    =======       =====        =====    ========   ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1999      1998      1997
                                                 --------  --------  ---------
Cash flows from operating activities:
 Net income (loss).............................. $ 59,874  $ 85,638  $(102,871)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities--
 Depreciation...................................   10,190     8,159      6,884
 Amortization...................................   15,026    12,684     23,035
 Deferred income taxes..........................    6,373   (52,880)    (6,206)
 Charge for purchased research and development..      --        --     105,484
 Impairment of capitalized software development
  costs.........................................      --        --      11,737
 Impairment of intangible assets................      --        --       4,707
 Stock-based employee compensation..............      280       297        449
 Extraordinary loss from early extinguishment
  of debt.......................................      --        --         577
 Gain from discontinued operations..............      --        --      (7,922)
 Changes in operating assets and liabilities:
  Trade accounts and other receivables, net.....  (12,255)  (16,320)    (9,511)
  Other current and noncurrent assets...........     (633)      (75)        11
  Trade accounts payable and other liabilities..   23,196     9,811      5,038
                                                 --------  --------  ---------
   Net cash provided by operating activities....  102,051    47,314     31,412
                                                 --------  --------  ---------
Cash flows from investing activities:
 Purchases of property and equipment, net.......  (12,003)  (15,706)    (9,389)
 Acquisition of assets..........................      --     (5,974)  (106,500)
 Additions to software..........................      --     (1,410)   (10,185)
 Proceeds from disposition of discontinued
  operations....................................      --        --       8,654
 Payments of conversion incentive payments......  (24,692)   (3,968)       --
                                                 --------  --------  ---------
   Net cash used in investing activities........  (36,695)  (27,058)  (117,420)
                                                 --------  --------  ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock.........   10,934     5,584      1,457
 Payment of note receivable from employee
  stockholders..................................      454        64        --
 Repurchase of common stock.....................  (20,242)       (2)       (46)
 Proceeds from long-term debt...................      --        --     150,000
 Payments on long-term debt.....................  (47,250)   (6,750)   (47,500)
 Payment of deferred financing costs............      --        --      (3,181)
                                                 --------  --------  ---------
   Net cash provided by (used in) financing
    activities..................................  (56,104)   (1,104)   100,730
                                                 --------  --------  ---------
Effect of exchange rate fluctuations on cash....     (169)       24       (439)
                                                 --------  --------  ---------
Net increase in cash and cash equivalents.......    9,083    19,176     14,283
Cash and cash equivalents, beginning of period..   39,593    20,417      6,134
                                                 --------  --------  ---------
Cash and cash equivalents, end of period........ $ 48,676  $ 39,593  $  20,417
                                                 ========  ========  =========
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for--
 Interest....................................... $  6,386  $  8,151  $   4,767
 Income taxes................................... $ 19,905  $  7,259  $   3,357

Supplemental disclosure of non-cash investing and financing activities:

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

  On March 5, 1999, the Company completed a two-for-one stock split, effected as a stock dividend, for shareholders of record on February 8, 1999. Share and per share data for all periods presented herein have been adjusted to give effect to the split.

  In April 1998, the Company completed a secondary public stock offering of approximately 7.0 million shares of Common Stock. The primary shareholders in the offering included Morgan Stanley affiliated entities and General Motors employee benefit plan trusts. The Company received none of the proceeds from the offering, nor incurred any expense.

2. Summary of Significant Accounting Policies

  Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

  Revenue Recognition. The Company classifies its revenues into two main categories: processing and related services, and software and professional services. Processing and related services revenues consist primarily of monthly processing fees generated from the Company's core service bureau customer care and billing application called Communication Control System ("CCS"), and services ancillary to CCS. Software and professional services revenues consist primarily of software license and maintenance fees, and professional services related to the delivery of such products, such as installation and training services.

  Processing and related services are recognized as the services are performed. Processing fees are typically billed monthly based on the number of client's customers serviced, ancillary services are typically billed on a per transaction basis, and certain customized print and mail services are billed on a usage basis.

  The Company follows the guidelines of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended, in accounting for its software transactions. For sales transactions which have multiple elements, such as software and services, the Company allocates the contract value to the respective elements based on their relative fair values. Arrangements for software license fees consist of both one-time perpetual licenses and term licenses. Perpetual license fees are typically recognized upon delivery, depending upon the nature and extent of the installation and/or customization services, if any, to be provided by the Company. Term license fees and maintenance fees are recognized ratably over the contract term. Professional services are recognized as the related services are performed.

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

  Property and Equipment. Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from two to ten years. Depreciation is computed using the straight-line method for financial reporting purposes. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation for income tax purposes is computed using accelerated methods.

  Property and equipment at December 31 consists of the following (in thousands):

                                                               1999      1998
                                                             --------  --------
   Computer equipment....................................... $ 29,212  $ 24,515
   Leasehold improvements...................................    3,515     3,676
   Operating equipment......................................   19,529    14,445
   Furniture and equipment..................................    5,162     4,639
   Construction in process..................................      931     1,179
   Other....................................................       22        22
                                                             --------  --------
                                                               58,371    48,476
   Less--accumulated depreciation...........................  (31,864)  (23,765)
                                                             --------  --------
     Property and equipment, net............................ $ 26,507  $ 24,711
                                                             ========  ========

  Software. Software at December 31 consists of the following (in thousands):

                                                               1999      1998
                                                             --------  --------
   Acquired software........................................ $ 40,849  $ 40,849
   Internally developed software............................    2,547     3,964
                                                             --------  --------
                                                               43,396    44,813
   Less--accumulated amortization...........................  (37,251)  (35,391)
                                                             --------  --------
     Software, net.......................................... $  6,145  $  9,422
                                                             ========  ========

  Acquired software resulted from acquisitions and is stated at cost. Amortization expense related to acquired software for the years ended December 31, 1999, 1998, and 1997 was $1.5 million, $0.6 million, and $10.6 million, respectively.

  The Company's research and development ("R&D") efforts consist of development of new products and services as well as enhancements to existing products and services. The Company capitalizes certain software development costs when the resulting products reach technological feasibility and begins amortization of such costs upon the general availability of the products for licensing. The Company did not capitalize any costs in 1999, and capitalized costs of $1.4 million and $9.7 million for the years ended December 31, 1998, and 1997, respectively.

  Amortization of internally developed software and acquired software costs begins when the products are available for general release to clients and is computed separately for each product as the greater of (i) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product, or (ii) the straight-line method over the remaining estimated economic life of the product. Estimated lives of two to five years are used in the calculation of amortization. Amortization expense related to capitalized software development costs for the years ended December 31, 1999, 1998, and 1997 was $0.4 million, $0.7 million, and $0.6 million, respectively.

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

  Noncompete Agreements and Goodwill. Noncompete agreements and goodwill as of December 31 are as follows (in thousands):

                                                               1999      1998
                                                             --------  --------
   Noncompete agreements.................................... $ 25,340  $ 25,340
   Goodwill.................................................    7,039     7,134
                                                             --------  --------
                                                               32,379    32,474
   Less--accumulated amortization...........................  (29,727)  (24,878)
                                                             --------  --------
     Noncompete agreements and goodwill, net................ $  2,652  $  7,596
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

  Client Contracts and Related Intangibles. Client contracts and related intangibles which resulted from the CSG Acquisition were amortized over their estimated lives of five and three years, respectively. The value assigned to all other client contracts is being amortized over the lives of the respective contracts. As of December 31, 1999 and 1998, accumulated amortization for client contracts and related intangibles was $24.8 million and $17.7 million, respectively.

  Financial Instruments with Market Risk and Concentrations of Credit Risk. In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. The primary counterparties to the Company's accounts receivable and sources of the Company's revenues consist of cable television providers throughout the United States. The Company generally does not require collateral or other security to support accounts receivable. The activity in the Company's allowance for uncollectible accounts receivable for the years ended December 31 is as follows (in thousands);

                                                        1999     1998     1997
                                                       -------  -------  ------
   Balance, beginning of period....................... $ 2,051  $ 1,394  $  819
   Additions..........................................   2,021    1,724     875
   Reductions.........................................  (1,097)  (1,067)   (300)
                                                       -------  -------  ------
   Balance, end of period............................. $ 2,975  $ 2,051  $1,394
                                                       =======  =======  ======

  Financial Instruments. The Company's balance sheet financial instruments as of December 31, 1999 and 1998 include cash and cash equivalents, accounts receivable, accounts payable, conversion incentive payments, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, accounts payable, and conversion incentive payments approximate their fair value. The carrying amount of the Company's long-term debt (including current maturities) approximates fair value due to its variable interest rates.

  In December 1997, the Company entered into a three-year interest rate collar with a major bank to manage its risk from its variable rate long-term debt. The underlying notional amount covered by the collar agreement was $60.6 million as of December 31, 1999, and decreases over the three-year term in relation to the scheduled principal payments on the long-term debt. Any payment on the 4.9% (LIBOR) interest rate floor, or receipt on the 7.5% (LIBOR) interest rate cap component of the collar, would be recognized as an adjustment to interest expense in the period incurred. There are no amounts due or receivable under this agreement as of December 31, 1999, and the agreement had no effect on the Company's interest expense for 1999, 1998, or 1997. The fair value of the collar agreement is not recognized in the Company's financial statements. The fair value of the collar agreement at December 31, 1999, based on a quoted market price, was not significant.

  Translation of Foreign Currency. The Company's foreign subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in total comprehensive income in the Company's Consolidated Statements of Stockholders' Equity. Transaction gains and losses related to intercompany accounts are not material and are included in the determination of net income or loss.

  Earnings Per Common Share. The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128 in calculating earnings per share ("EPS"). Basic EPS is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is consistent with the calculation of basic EPS while giving effect to any dilutive potential common shares outstanding during the period. Basic and diluted EPS are presented on the face of the Company's Consolidated Statements of Operations. No reconciliation of the EPS numerator is necessary as the basic and diluted net income available to common stockholders is the same for all periods presented. The reconciliation of the EPS denominator is as follows (in thousands):

                                                         Year Ended December 31
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
   Basic weighted average common shares.................  51,675  51,198  50,994
   Dilutive shares from common stock warrants...........     838     --      --
   Dilutive shares from common stock options............   2,147   1,793     --
                                                         ------- ------- -------
   Weighted average diluted common shares...............  54,660  52,991  50,994
                                                         ======= ======= =======

  Common Stock options of 4.2 million shares were excluded from the computation of diluted EPS for 1997 because their inclusion would have had an antidilutive effect on EPS as a result of the Company's loss from continuing operations for the year. Common Stock options of 0.6 million shares and 1.7 million shares for 1999 and 1998, respectively, were excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods.

  The diluted potential common shares related to the warrants were excluded from the computation of diluted EPS for all quarters the warrants were not considered exercisable. As of December 31, 1999, all of the 3.0 million warrants were considered exercisable (Note 4).

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

  Reclassification. Certain December 31, 1998 and 1997 amounts have been reclassified to conform to the December 31, 1999 presentation.

3. Segment Reporting

  During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosures of selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires operating segments to be determined based on the way management organizes a company for purposes of making operating decisions and assessing performance. Based on the guidelines of SFAS 131, the Company has determined it has only one reportable segment: customer care and billing solutions for the worldwide converging communications markets.

  Products and Services. The Company provides customer care and billing solutions worldwide for the converging communications markets, including cable television, direct broadcast satellite, telephony, on-line services and others. The Company generates a significant portion of its revenues from its core service bureau processing product, CCS. The Company sells its software products and professional services principally to its existing client base of processing customers to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of the clients' operations, and (iii) allow clients to effectively rollout new products and services to new and existing markets, such as residential telephony, High-Speed Data/ISP and IP markets.

  The Company derived approximately 78.3%, 78.0%, and 76.7% of its total revenues in the years ended December 31, 1999, 1998 and 1997, respectively, from CCS and related products and ancillary services. The Company generated 75.8%, 77.7%, and 73.1% of its total revenues from the U.S. cable television industry, and

15.5%, 13.0%, and 10.5% of its total revenues from the U.S. and Canadian direct broadcast satellite ("DBS") industry during the years ended December 31, 1999, 1998 and 1997, respectively.

  Geographic Regions. Revenues are generated from external customers only. The Company uses the location of the customer as the basis of attributing revenues to individual countries. Financial information relating to the Company's operations by geographic areas is as follows (in thousands):

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
   Total Revenue:
     United States................................... $308,266 $221,778 $155,243
     United Kingdom..................................    9,569   11,740   15,756
     Other...........................................    4,327    3,122      805
                                                      -------- -------- --------
                                                      $322,162 $236,640 $171,804
                                                      ======== ======== ========

                                                         As of December 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------- -------
   Long-Lived Assets (excludes intangible assets):
     United States.................................... $25,903 $23,398 $15,780
     United Kingdom...................................     604   1,313   1,377
                                                       ------- ------- -------
                                                       $26,507 $24,711 $17,157
                                                       ======= ======= =======

  Significant Clients. During the years ended December 31, 1999, 1998, and 1997, revenues from AT&T represented approximately 50.5%, 37.4%, and 32.9% of total revenues, and revenues from Time Warner Cable and its affiliated companies ("Time Warner") represented approximately 10.2%, 14.1%, and 20.1% of total revenues, respectively. See Note 4 for discussion of the Company's contract with AT&T. The Company has separate processing agreements with multiple affiliates of Time Warner and provides products and services to them under separately negotiated and executed contracts.

4. Acquisitions

  USTATS Asset Acquisition. On July 30, 1998, the Company acquired substantially all of the assets of US Telecom Advanced Technology Systems, Inc. ("USTATS") for approximately $6.0 million in cash and assumption of certain liabilities of approximately $1.3 million. USTATS, a South Carolina-based company, specializes in open systems, client/server customer care and billing systems serving the telecommunications markets. The Company used the acquired technology and software primarily to enhance its current service-bureau telephony customer care and billing system. The cash portion of the purchase price was paid out of corporate funds. The total purchase price of $7.3 million has been allocated to the technology and software acquired and is being amortized over its expected useful life of five years.

  SUMMITrak Asset Acquisition. In September 1997, the Company purchased certain SUMMITrak software technology assets (the "SUMMITrak Acquisition") that were in development from Tele-Communications, Inc. ("TCI") and entered into a 15-year exclusive contract with a TCI affiliate to consolidate 13.0 million TCI customers onto the Company's customer care and billing system. In March 1999, AT&T completed its merger with TCI and has consolidated the TCI operations into AT&T Broadband ("AT&T"). The Company continues to service AT&T under the terms of the 15-year processing contract (the "AT&T Contract").

  The purchase price for the SUMMITrak Acquisition was determined as follows (in thousands):

   Cash paid at closing............................................... $106,000
   Transaction-related costs..........................................      500
   Conversion incentive payments......................................   26,000
   Common Stock warrants granted......................................   26,145
                                                                       --------
     Total purchase price............................................. $158,645
                                                                       ========

  The purchase price included certain conversion incentive payments, with the amounts and the timing of the payments based principally upon the number of AT&T customers converted to and processed on the Company's customer care and billing system. AT&T surpassed the final milestone of 13 million customers processed on the Company's systems during the third quarter of 1999. Upon reaching this significant milestone, AT&T was paid its final monetary conversion incentive by the Company. The total monetary conversion incentives paid during 1999 and 1998 to AT&T were $22.0 million and $4.0 million, respectively. The amounts paid were reflected in the Company's Consolidated Balance Sheets as "conversion incentive payments".

  The Company also granted 3.0 million Common Stock warrants to AT&T as part of the overall purchase price. The warrants have a five-year life with a $12 per share exercise price. The fair value of the warrants included in the purchase price was estimated as of the date of the grant using the Black-Scholes pricing model.

  The Company engaged an independent party to assist in the allocation of the purchase price to the assets acquired. The Company allocated the purchase price as follows (in thousands):

   Purchased research and development................................. $105,000
   AT&T Contract......................................................   51,575
   Other assets.......................................................    2,070
                                                                       --------
     Total allocated purchase price................................... $158,645
                                                                       ========

  Purchased research and development represents R&D of software technologies which had not reached technological feasibility as of the acquisition date, and had no other alternative future use. Purchased research and development was charged to operations in 1997. The Company continued the R&D of certain software technologies acquired from AT&T. Such efforts included the completion of the R&D projects and the integration of the completed software technologies into certain of its current products. The related products from these development efforts were available for general release in 1999.

  The value assigned to the AT&T Contract is being amortized over the life of the contract in proportion to the financial minimums included in the contract. The amortization expense for the AT&T Contract was $3.3 million, $1.9 million, and $0.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The other assets are being depreciated over their estimated useful lives of three years.

5. Stock Repurchase Program

  On August 4, 1999, the Company's Board of Directors approved a stock repurchase plan which authorized the Company to purchase up to a total of 5.0 million shares of its Common Stock from time to time as market and business conditions warrant. This program represents approximately 10% of the Company's outstanding shares. During 1999, the Company repurchased a total of 655,500 shares for approximately $20.2 million (a weighted average price of $30.88 per share). The repurchased shares are held as treasury shares.

6. Debt

  In conjunction with the SUMMITrak Acquisition, the Company entered into a $190.0 million debt agreement with a bank in September 1997 (the "1997 Debt"), which consists of a $150.0 million term facility

(the "Term Credit Facility") and a $40.0 million revolving credit facility. The proceeds from the Term Credit Facility were used to pay the $106.0 million cash purchase price for the SUMMITrak assets, retire the Company's previous bank debt of $27.5 million, and pay transaction costs of $3.4 million. The remaining proceeds were used for general corporate purposes. In conjunction with this refinancing, the Company recorded an extraordinary loss of $0.6 million for the write-off of deferred financing costs. The Company did not recognize any income tax benefit related to the extraordinary loss. In addition to the scheduled quarterly principal payments, the Company also made optional principal payments on the Term Credit Facility of $31.6 million and $15.0 million in 1999 and 1997, respectively.

  Interest rates for the 1997 Debt, including the term and revolving credit facilities, are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 1999, the spread on the LIBOR rate and prime rate was 0.50% and 0%, respectively. The Company entered into an interest rate collar agreement in December 1997 to manage its risk from the variable rate features of the 1997 Debt agreement (Note 2). The 1997 Debt agreement is collateralized by all of the Company's assets and the stock of its subsidiaries.

  The 1997 Debt agreement requires maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on payment of dividends, a fixed charge coverage ratio, a leverage ratio, and restrictions on capital expenditures. As of December 31, 1999, the Company was in compliance with all covenants. The payment of cash dividends or other types of distributions on any class of the Company's stock is restricted unless the Company's leverage ratio, as defined in the 1997 Debt agreement, is under
1.50. As of December 31, 1999, the leverage ratio was 0.62.

  Long-term debt as of December 31 consists of the following (in thousands):

                                                            1999      1998
                                                          --------  --------
   Term Credit Facility, due September 2002, quarterly
    payments beginning June 30, 1998, ranging from $2.3
    million to $13.4 million, interest at adjusted LIBOR
    plus 0.50% (weighted average rate of 6.55% at
    December 31,1999).................................... $ 81,000  $128,250
   Revolving credit facility, due September 2002,
    interest at adjusted LIBOR plus 0.50%................      --        --
                                                          --------  --------
                                                            81,000   128,250
   Less-current portion..................................  (21,711)  (19,125)
                                                          --------  --------
   Long-term debt, net of current maturities............. $ 59,289  $109,125
                                                          ========  ========

  There were no borrowings made on the revolving credit facilities during the years ended December 31, 1999, 1998, and 1997. Under the 1997 Debt agreement, the Company pays an annual commitment fee on the unused portion of the revolving credit facility, based upon the Company's leverage ratio. As of December 31, 1999, the fee was 0.25%. The Company's ability to borrow under the current revolving credit facility is subject to maintenance of certain levels of eligible receivables. At December 31, 1999, all of the $40.0 million revolving credit facility was available to the Company.

  As of December 31, 1999 and 1998, unamortized deferred financing costs were $1.1 million and $2.0 million, respectively. Deferred financing costs are amortized to interest expense over the related term of the debt agreement using a method which approximates the effective interest rate method. Interest expense for the years ended December 31, 1999, 1998 and 1997 includes amortization of deferred financing costs of approximately $0.9 million, $0.9 million, and $0.5 million, respectively.

  As of December 31, 1999, scheduled maturities of the Company's long-term debt for each of the years ending December 31 are: 2000--$21.7 million, 2001-- $25.9 million, and 2002--$33.4 million.

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

  Income tax provision (benefit) consists of the following (in thousands):

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     1999      1998      1997
                                                    -------  --------  --------
   Current:
     Federal....................................... $25,442  $ 11,574  $  4,466
     State.........................................   3,029     1,594       615
     Foreign.......................................   1,160       (36)      810
                                                    -------  --------  --------
                                                     29,631    13,132     5,891
                                                    -------  --------  --------
   Deferred:
     Federal.......................................   5,792     6,592   (38,298)
     State.........................................     690       908    (5,276)
     Foreign.......................................     (58)    1,048       393
                                                    -------  --------  --------
                                                      6,424     8,548   (43,181)
                                                    -------  --------  --------
   Change in valuation allowance...................     --    (61,323)   37,290
                                                    -------  --------  --------
   Net income tax provision (benefit).............. $36,055  $(39,643) $    --
                                                    =======  ========  ========

  The difference between the income tax provision (benefit) computed at the statutory federal income tax rate and the financial statement provision (benefit) for income taxes is summarized as follows (in thousands):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1999      1998      1997
                                                   -------  --------  --------
   Provision (benefit) at federal rate of 35%..... $33,575  $ 16,099  $(36,005)
   Change in valuation allowance..................     --    (59,224)   37,290
   Effective state income taxes...................   2,415     1,625    (3,030)
   Amortization of nondeductible goodwill.........     235       781     1,582
   Stock-based employee compensation..............      42       362       157
   Other..........................................    (212)      714         6
                                                   -------  --------  --------
                                                   $36,055  $(39,643) $    --
                                                   =======  ========  ========

  The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these differences at December 31 are as follows (in thousands):

                                                                1999     1998
                                                               -------  -------
   Current deferred tax assets (liabilities):
     Accrued expenses and reserves............................ $ 1,794  $ 1,598
     Deferred revenue.........................................     129      205
     Other....................................................      49      --
                                                               -------  -------
                                                               $ 1,972  $ 1,803
                                                               =======  =======
   Noncurrent deferred tax assets (liabilities):
     Purchased research and development....................... $42,981  $47,086
     Software.................................................   7,052    7,942
     Client contracts and related intangibles.................  (2,645)    (370)
     Noncompete agreements....................................   6,034    5,104
     Property and equipment...................................     125      705
     Other....................................................    (702)  (1,078)
                                                               -------  -------
                                                               $52,845  $59,389
                                                               =======  =======

  As part of an acquisition accounted for as a purchase in 1996, the Company acquired certain net deferred tax assets (principally related to net operating loss carryforwards) and established a valuation allowance of approximately $1.0 million against those net deferred tax assets as of the acquisition date. Upon the realization of these deferred tax assets, the Company eliminated the valuation allowance and reduced goodwill by a corresponding amount of $0.9 million in 1998.

  As of December 31, 1997, the Company had a valuation allowance of $61.3 million against certain of its deferred tax assets due to the uncertainty that it would realize the income tax benefit from these assets. During 1998, the Company concluded that it was more likely than not that it would realize the entire tax benefit from its deferred tax assets based on its evaluation of the Company's anticipated profitability over the period of years that the temporary differences were expected to become deductions. As a result, the Company eliminated the entire valuation allowance as of December 31, 1998, which resulted in the Company reflecting a net income tax benefit of $39.6 million for 1998. As of December 31, 1999, management continues to believe that sufficient taxable income will be generated to realize the entire benefit of these deferred tax assets. The Company's assumptions of future profitable operations are supported by its strong operating performances in 1999 and 1998, and the conversion of a significant number of new customers onto its processing system during these periods.

8. Employee Retirement Benefit Plans

  Incentive Savings Plan. The Company sponsors a defined contribution plan covering substantially all employees of the Company. Participants may contribute up to 15% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. The Company makes certain matching and service-related contributions to the plan. The Company's matching and service-related contributions for the years ended December 31, 1999, 1998 and 1997, were approximately $3.4 million, $2.9 million, and $2.0 million, respectively.

  Deferred Compensation Plan. The Company maintains a non-qualified deferred compensation plan for certain Company executives which allows the participants to defer a portion of their annual compensation. The Company provides a 25% matching contribution of the participant's deferral, up to a maximum of $6,250 per year. The Company also credits the participant's deferred account with a specified rate of return on an annual basis. The Company records the actuarially determined present value of the obligations expected to be paid under the plan. As of December 31, 1999 and 1998, the Company has recorded a liability for this obligation of $1.1 million and $1.0 million, respectively. The Company's expense for this plan for the years ended December 31, 1999, 1998 and 1997, which includes Company contributions and interest expense, was $0.4 million, $0.4 million, and $0.5 million, respectively. The plan is unfunded.

9. Commitments and Contingencies

  Operating Leases. The Company leases certain office and production facilities under operating leases which run through 2010. Future aggregate minimum lease payments under these agreements for the years ending December 31 are as follows: 2000--$6.1 million, 2001--$6.8 million, 2002--$6.3 million,
2003--$5.8 million, 2004--$4.5 million, thereafter--$16.9 million.

  Total rent expense for the years ended December 31, 1999, 1998, and 1997, was approximately $5.2 million, $3.9 million, and $3.4 million, respectively.

  Service Agreements. The Company has service agreements with FDC and its subsidiaries for data processing services, communication charges and other related services. FDC provides data processing and related services required for the operation of the Company's CCS system.

  Effective January 1, 1997, the Company renegotiated its services agreement with FDC and its subsidiaries. The new agreement expires December 31, 2001, and is cancelable at the Company's option with (i) notice of six months any time after January 1, 2000, and (ii) payment of a termination fee equal to 20% of the fees paid in the twelve months preceding the notification of termination. Under the agreement, the Company is charged based on usage and/or actual costs, and is subject to certain limitations as to the amount of increases or decreases in usage between years. The total amount paid under the service agreements for the years ended December 31, 1999, 1998 and 1997, was approximately $27.1 million, $22.1 million, and $19.2 million, respectively. The Company believes it could obtain data processing services from alternative sources, if necessary.

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

11. Restricted Common Stock

  During 1995 and 1994, the Company sold Common Stock to executive officers and key employees pursuant to restricted stock agreements. Certain of these shares vest over the individual's service period with the Company. The Company has the option upon termination of employment to repurchase unvested shares of restricted stock at either the original purchase price (ranging from $0.11 to $2.13 per share) or the net book value per share, depending upon the specific terms of the agreements. During the years ended December 31, 1998, and 1997, the Company repurchased unvested shares of 66,000, and 209,100, respectively, from terminated employees. The 66,000 shares repurchased in 1998 are held as treasury shares. The shares repurchased in 1997 were cancelled. There were no shares repurchased during 1999. As of December 31, 1999, 171,400 shares were still subject to the repurchase option. In January 2000, the Company repurchased 18,500 shares from a terminated employee. The remainder of the 152,900 shares are scheduled to vest in 2000. Deferred compensation of $0.05 million and $0.3 million as of December 31, 1999 and 1998, respectively, relates to the unvested shares and is reflected as a component of stockholders' equity. Stock-based compensation expense related to these shares for 1999, 1998 and 1997 was $0.3 million, $0.3 million, and $0.4 million, respectively.

  Certain employees financed a portion of their stock purchases with full recourse promissory notes. The notes accrue interest at 7% annually and have terms of approximately five years. As of December 31, 1999 and 1998, the outstanding balance of the promissory notes was approximately $0.1 million and $0.5 million, respectively, and is reflected as a component of stockholders' equity.

12. Stock-Based Compensation Plans

  Stock Incentive Plans. During 1995, the Company adopted the Incentive Stock Plan (the "1995 Plan") whereby 514,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options. The 190,100 options outstanding under the 1995 Plan at December 31, 1999, vest annually over five years.

  During 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan") whereby 4,800,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. In December 1997, upon shareholder approval, the number of shares authorized for issuance under the 1996 Plan was increased to 8,000,000. In May 1999, upon shareholder approval, the number of shares authorized for issuance under the 1996 Plan was increased to 11,000,000. The 5,278,722 options outstanding under the 1996 Plan as of December 31, 1999, vest over four to five years. Certain options become fully vested upon a change in control of the Company.

  During 1997, the Company adopted the Stock Option Plan for Non-Employee Directors (the "Director Plan") whereby 200,000 shares of the Company's Common Stock have been reserved for issuance to non-employee Directors of the Company in the form of stock options. The 136,000 options outstanding under the Director Plan at December 31, 1999, vest annually over three years.

  Stock options are granted with an exercise price equal to the fair market value of the Company's Common Stock as of the date of the grant. All outstanding options have a 10-year term. A summary of the stock options issued under the 1996 Plan, the Director Plan, and 1995 Plan and changes during the years ending December 31 are as follows:

                                                  Year Ended December 31,
                         -----------------------------------------------------------------------------
                                   1999                      1998                      1997
                         ------------------------- ------------------------- -------------------------
                                       Weighted                  Weighted                  Weighted
                                       Average                   Average                   Average
                          Shares    Exercise Price  Shares    Exercise Price  Shares    Exercise Price
                         ---------  -------------- ---------  -------------- ---------  --------------
Outstanding, beginning
 of year................ 6,229,464      $17.23     4,152,220     $ 10.43     2,869,460      $ 9.31
  Granted...............   731,050       33.85     3,276,000       23.86     2,223,400       11.61
  Exercised.............  (795,117)      12.63      (540,336)       9.20      (148,600)       6.80
  Forfeited.............  (560,575)      17.23      (658,420)      13.89      (792,040)      10.35
                         ---------      ------     ---------     -------     ---------      ------
Outstanding, end of
 year................... 5,604,822      $20.05     6,229,464     $ 17.23     4,152,220      $10.43
                         =========      ======     =========     =======     =========      ======
Options exercisable at
 year end............... 1,297,072                   913,774                   530,152
                         =========                 =========                 =========
Weighted average fair
 value of options
 granted during the
 year...................                $13.04                   $ 10.39                    $ 4.60
                                        ======                   =======                    ======
Options available for
 grant.................. 4,603,675                 1,774,150                 4,391,730
                         =========                 =========                 =========

  The following table summarizes information about the Company's stock options as of December 31, 1999:

                                 Options Outstanding                Options Exercisable
                     ------------------------------------------- --------------------------
                                     Weighted
                                     Average         Weighted                   Weighted
      Range Of         Number       Remaining        Average       Number       Average
   Exercise Prices   Outstanding Contractual Life Exercise Price Exercisable Exercise Price
   ---------------   ----------- ---------------- -------------- ----------- --------------
      $ 0.63 -
        $ 1.88          190,100        5.6            $ 0.67        122,900      $ 0.68
      $ 7.50 -
        $11.06        1,269,066        6.9              9.13        547,716        9.09
      $11.75 -
        $14.88          581,210        6.9             14.53        309,010       14.54
      $16.78 -
        $23.44        1,362,521        8.3             20.87        291,196       20.76
      $23.59 -
        $27.97        1,623,875        8.9             26.48         25,000       24.05
      $30.25 -
        $39.50          578,050        8.9             35.98          1,250       32.71
      --------        ---------        ---            ------      ---------      ------
      $ 0.63 -
        $39.50        5,604,822        8.0            $20.05      1,297,072      $12.52
                      =========        ===            ======      =========      ======

  In January 2000, the Company granted 919,800 options at prices that range from $38.44 per share to $47.63 per share under the 1996 Plan, with such options vesting over four years. These options are not reflected in the above tables as they were granted subsequent to December 31, 1999.

  1996 Employee Stock Purchase Plan. During 1996, the Company adopted the 1996 Employee Stock Purchase Plan whereby 500,000 shares of the Company's Common Stock have been reserved for sale to employees of the Company and its subsidiaries through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 1999, 1998, and 1997, respectively, 34,352 shares, 31,374 shares, and 39,318 shares have been purchased under the plan for $0.9 million ($18.91 to $37.08 per share) $0.6 million ($15.62 to $33.58 per share), and $0.4 million ($7.17 to $17.00 per share).

  Stock-Based Compensation Plans. At December 31, 1999, the Company had four stock-based compensation plans, as described above. The Company accounts for these plans under APB Opinion No. 25, under which no compensation expense has been recognized in 1999, 1998 or 1997.

  Had compensation expense for the Company's four stock-based compensation plans been based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS 123, the Company's net income
(loss) and net income (loss) per share attributable to common stockholders for 1999, 1998 and 1997 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

                                                      Year Ended December 31,
                                                     -------------------------
                                                      1999    1998     1997
                                                     ------- ------- ---------
   Net income (loss):
     As reported.................................... $59,874 $85,638 $(102,871)
     Pro forma......................................  52,498  80,710  (104,776)
   Diluted net income (loss) per common share:
     As reported....................................    1.10    1.62     (2.02)
     Pro forma......................................    0.96    1.52     (2.06)

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.0%, 4.9%, and 6.3%; dividend yield of zero percent for all years; expected lives of 4.1 years, 4.4 years, and 3.9 years; and volatility of 40.0% for all years. Consistent with SFAS 123, the Company assumed zero volatility for all options granted prior to the date the Company qualified as a public entity.

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 applies only to 1999, 1998 and 1997, and additional awards in future years are anticipated.

13. Unaudited Quarterly Financial Data

                                                   Quarter Ended
                                     -------------------------------------------
                                     March 31  June 30  September 30 December 31
                                     --------  -------  ------------ -----------
                                     (in thousands, except per share amounts)
1999:
  Total revenues.................... $71,087   $76,510    $84,034      $90,531
  Gross margin (exclusive of
   depreciation)....................  41,202    44,800     49,493       54,546
  Operating income..................  20,227    22,716     26,627       30,582
  Income before income taxes........  18,623    21,727     25,752       29,827
  Income tax provision..............  (7,041)   (8,234)    (9,691)     (11,089)
  Net income attributable to common
   stockholders.....................  11,582    13,493     16,061       18,738
  Net income attributable to common
   stockholders per share:
    Basic...........................     .22       .26        .31          .36
    Diluted.........................     .21       .25        .29          .34
1998:
  Total revenues.................... $49,308   $54,244    $63,461      $69,627
  Gross margin (exclusive of
   depreciation)....................  26,158    29,152     34,757       39,327
  Operating income..................   8,377    10,707     15,456       18,763
  Income before income taxes........   6,484     8,651     13,576       17,284
  Income tax benefit(1).............     --        --         --        39,643
  Net income attributable to common
   stockholders.....................   6,484     8,651     13,576       56,927
  Net income attributable to common
   stockholders per share:
    Basic...........................     .13       .17        .26         1.11
    Diluted.........................     .12       .16        .26         1.06

--------
(1) The fourth quarter of 1998 included an income tax benefit of $39.6 million, or $0.74 per diluted share, related primarily to the elimination of the Company's valuation allowance against its deferred tax assets (Note 7).

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Financial Statements, Financial Statement Schedules, and Exhibits:

    (1) Financial Statements

      The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 25.

    (2) Financial Statement Schedules:

      None. Any information required in the financial statement schedules is provided in sufficient detail in the Consolidated Financial Statements and notes thereto.

    (3) Exhibits

      Exhibits are listed in the Exhibit Index on page 47.

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

                                          Date: March 24, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Neal C. Hansen             Chairman of the Board of     March 24, 2000
______________________________________  Directors and Chief
            Neal C. Hansen              Executive Officer
                                        (Principal Executive
                                        Officer)

        /s/ John P. Pogge              President, Chief Operating   March 24, 2000
______________________________________  Officer and Director
            John P. Pogge

        /s/ Greg A. Parker             Vice President and Chief     March 24, 2000
______________________________________  Financial Officer
            Greg A. Parker              (Principal Financial
                                        Officer)

        /s/ Randy R. Wiese             Vice President and           March 24, 2000
______________________________________  Controller (Principal
            Randy R. Wiese              Accounting Officer)

       /s/ George F. Haddix            Director                     March 24, 2000
______________________________________
           George F. Haddix

       /s/ Royce J. Holland            Director                     March 24, 2000
______________________________________
           Royce J. Holland

      /s/ Janice Obuchowski            Director                     March 24, 2000
______________________________________
          Janice Obuchowski

     /s/ Bernard W. Reznicek           Director                     March 24, 2000
______________________________________
         Bernard W. Reznicek

     /s/ Rockwell A. Schnabel          Director                     March 24, 2000
______________________________________
         Rockwell A. Schnabel

        /s/ Frank V. Sica              Director                     March 24, 2000
______________________________________
            Frank V. Sica

                                 EXHIBIT INDEX

  Exhibit
  Number                                Description
 ---------                              -----------
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

 2.12(1) Stockholders Agreement among CSG Holdings, Inc. and each of the investors listed on the Schedule of Investors attached thereto, dated November 30, 1994

           (2.13-2.18 intentionally omitted)

 2.19(4)*  Restated and Amended CSG Master Subscriber Management System
           Agreement between CSG Systems, Inc. and TCI Cable Management
           Corporation dated August 10, 1997

 2.19A(6)* Second Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated January 9, 1998.

 2.19B(7)* First Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated June 29, 1998.

 2.19C(8)  Sixth Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated July 22, 1998.

 2.19D(8)* Seventh Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated September 8, 1998.

 2.19E(8)  Eighth Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated September 25, 1998.

 2.19F(8)* Eleventh Amendment to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation, dated September 30, 1998.

 2.19G(9)* Fifth, Ninth, Tenth, Thirteenth, Fourteenth, Seventeenth and
           Nineteenth Amendments to Restated and Amended CSG Master Subscriber
           Management System Agreement between CSG Systems, Inc. and TCI Cable
           Management Corporation.


   Exhibit
   Number                                Description
 -----------                             -----------
  2.19H(10)* Fourth and Twenty-Second Amendments and Schedule L to Restated and
             Amended CSG Master Subscriber Management System Agreement between
             CSG Systems, Inc. and TCI Cable Management Corporation.

  2.19I(11)* Twenty-Third, Twenty-Fourth, Twenty-Fifth, Twenty-Seventh, Twenty-
             Eighth, Thirtieth, Thirty-Fourth Amendments and Schedule Q to
             Restated and Amended CSG Master Subscriber Management System
             Agreement between CSG Systems, Inc. and TCI Cable Management
             Corporation.

  2.19J(12)* Thirty-Sixth and Thirty-Eighth Amendments to Restated and Amended
             CSG Master Subscriber Management System Agreement between CSG
             Systems, Inc. and TCI Cable Management Corporation.

  2.19K* Fifteenth, Twenty-Ninth, Forty-First and Forty-Third Amendments and Schedules I and X to Restated and Amended CSG Master
             Subscriber Management System Agreement between CSG Systems, Inc.
             and TCI Cable Management Corporation.

  2.20(4)    Asset Purchase Agreement between CSG Systems International, Inc.
             and TCI SUMMITrak of Texas, Inc., TCI SUMMITrak, L.L.C., and TCI
             Technology Ventures, Inc., dated August 10, 1997

  2.21(4)    Contingent Warrant to Purchase Common Stock between CSG Systems
             International, Inc. and TCI Technology Ventures, Inc., dated
             September 19, 1997

  2.22(4)    Royalty Warrant to Purchase Common Stock between CSG Systems
             International, Inc. and TCI Technology Ventures, Inc., dated
             September 19, 1997

  2.23(4)    Registration Rights Agreement between CSG Systems International,
             Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

  2.24(4)    Loan Agreement among CSG Systems, Inc. and CSG Systems
             International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated September 18, 1997

  2.25(5)    First Amendment to Loan Agreement among CSG Systems, Inc. and CSG
             Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 21, 1997

  2.26(9)    Second Amendment to Loan Agreement among CSG Systems, Inc. and CSG
             Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 16, 1998.

  3.01(1)    Restated Certificate of Incorporation of the Company

  3.02(3)    Restated Bylaws of CSG Systems International, Inc.

  3.03(3) Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

  4.01(1)    Form of Common Stock Certificate

 10.01(1)    CSG Systems International, Inc. 1995 Incentive Stock Plan

 10.02(1)    CSG Employee Stock Purchase Plan

 10.03(11)   CSG Systems International, Inc. 1996 Stock Incentive Plan

 10.04(1)    Employee Performance Stock Purchase Agreement between CSG Systems
             International, Inc. and George Haddix, dated August 17, 1995, and first amendment thereto

 10.04A(6)   Second Amendment of Employee Performance Stock Purchase Agreement
             dated March 18, 1998.

 10.05(1)    Employee Restricted Stock Purchase Agreement between CSG Systems
             International, Inc. and John P. Pogge, dated March 6, 1995


   Exhibit
    Number                               Description
 ------------                            -----------
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

              (10.12-10.13 intentionally omitted)

 10.14(9)     Employment Agreement with Neal C. Hansen, dated November 17, 1998

 10.15(5)     Indemnification Agreements between CSG Systems International,
              Inc. and certain directors

 10.16(1)     Indemnification Agreements between CSG Systems International,
              Inc. and its directors and certain officers

              (10.17-10.38 intentionally omitted)

 10.39        CSG Systems, Inc. Wealth Accumulation Plan, as amended November
              16, 1999

 10.40(2)*    Amended and Restated Services Agreement between First Data
              Technologies, Inc. and CSG Systems, Inc., formerly known as Cable
              Services Group, Inc., dated December 31, 1996

 10.40A(2)    Schedules 2.11, 2.14, 5.3 and 6.4 and Exhibit 9(a) to Schedule
              5.6 to Amended and Restated Services Agreement between First Data
              Technologies, Inc. and CSG Systems, Inc., formerly known as Cable
              Services Group, Inc., dated December 31, 1996

 10.40B(P)(2) Schedules 1.21 and 1.47 and Exhibit A to Schedule 5.6 to Amended
              and Restated Services Agreement between First Data Technologies,
              Inc. and CSG Systems, Inc., formerly known as Cable Services
              Group, Inc., dated December 31, 1996

 10.40C(8)*   First Amendment to Amended and Restated Services Agreement
              between CSG Systems, Inc. and First Data Technologies, Inc., dated July 8, 1998.

              (10.41-10.43 intentionally omitted)

 10.44(3)     CSG Systems International, Inc. Stock Option Plan for Non-
              Employee Directors

 10.45(9)     Employment Agreement with John P. Pogge, dated November 17, 1998.

 10.46(9)     Employment Agreement with Edward Nafus, dated November 17, 1998.

 10.47(9)     Employment Agreement with Greg Parker, dated November 17, 1998;

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

 (5) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K, as amended for the year ended December 31, 1997.
 (6) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.
 (7) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
 (8) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
 (9) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K, as amended for the year ended December 31, 1998.
(10) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(11) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(12) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
 * Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.