Form 10-Q
period 2000-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2000-05-15
CIK 1005757

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

     OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ____________

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

                              YES   X    NO  _____
                                  -----

Shares of common stock outstanding at May 10, 2000: 52,153,448

                        CSG SYSTEMS INTERNATIONAL, INC.

                 FORM 10-Q For the Quarter Ended March 31, 2000


                                     INDEX

                                                                                                     Page No.
                                                                                                     --------
Part I  -   FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999................................................................             3

            Condensed Consolidated Statements of Income for the Three Months
            Ended March 31, 2000 and 1999 .......................................................             4

            Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2000 and 1999 ................................................             5

            Notes to Condensed Consolidated Financial Statements.................................             6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................................             8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...........................            13


Part II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.....................................................            14

            Signatures...........................................................................            15

            Index to Exhibits....................................................................            16

                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                   March 31,        December 31,
                                                                                                     2000               1999
                                                                                                 -------------      ------------
                                                                                                   (unaudited)
                                               ASSETS
                                               ------
Current assets:
 Cash and cash equivalents....................................................................    $   66,277         $   48,676
 Accounts receivable-
   Trade-
     Billed, net of allowance of $3,246 and $2,975............................................        65,264             67,477
     Unbilled.................................................................................         4,871              8,311
   Other......................................................................................         1,199                909
 Deferred income taxes........................................................................         1,788              1,972
 Other current assets.........................................................................         3,932              2,850
                                                                                                  ----------        -----------
   Total current assets.......................................................................       143,331            130,195
                                                                                                  ----------        -----------
Property and equipment, net of depreciation of $34,164 and $31,864............................        30,130             26,507
Software, net of amortization of $37,716 and $37,251..........................................         5,680              6,145
Noncompete agreements and goodwill, net of amortization of $29,866 and $29,727................         2,462              2,652
Client contracts and related intangibles, net of amortization of $25,789 and $24,779..........        54,333             55,343
Deferred income taxes.........................................................................        51,582             52,845
Other assets..................................................................................         1,091              1,281
                                                                                                  ----------        -----------
   Total assets...............................................................................    $  288,609         $  274,968
                                                                                                  ==========        ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------
Current liabilities:
 Current maturities of long-term debt.........................................................    $   23,130         $   21,711
 Customer deposits............................................................................        11,128             10,549
 Trade accounts payable.......................................................................        11,543              9,450
 Accrued employee compensation................................................................         9,841             16,386
 Deferred revenue.............................................................................         8,941             16,746
 Accrued income taxes.........................................................................        13,749             11,710
 Other current liabilities....................................................................        10,790             11,551
                                                                                                  ----------        -----------
   Total current liabilities..................................................................        89,122             98,103
                                                                                                  ----------        -----------
Non-current liabilities:
 Long-term debt, net of current maturities....................................................        52,870             59,289
 Deferred revenue.............................................................................           470                714
                                                                                                  ----------        -----------
   Total non-current liabilities..............................................................        53,340             60,003
                                                                                                  ----------        -----------
Stockholders' equity:
 Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
   zero shares issued and outstanding.........................................................             -                  -
Common stock, par value $.01 per share; 100,000,000 shares authorized;
   52,095,189 shares and 51,638,629 shares outstanding........................................           529                523
Common stock warrants; 3,000,000 warrants outstanding.........................................        26,145             26,145
Additional paid-in capital....................................................................       148,391            136,373
Deferred employee compensation................................................................           (18)               (48)
Notes receivable from employee stockholders...................................................           (61)              (115)
Accumulated other comprehensive income-cumulative translation adjustments.....................          (223)              (120)
Treasury stock, at cost, 815,986 shares and 722,486 shares....................................       (23,403)           (20,374)
Accumulated deficit...........................................................................        (5,213)           (25,522)
                                                                                                  ----------        -----------
   Total stockholders' equity.................................................................       146,147            116,862
                                                                                                  ----------        -----------
   Total liabilities and stockholders' equity.................................................    $  288,609         $  274,968
                                                                                                  ==========        ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME  - UNAUDITED
                   (in thousands, except per share amounts)

                                                                                         Three months ended
                                                                              -------------------------------------
                                                                                March 31,                 March 31,
                                                                                  2000                      1999
                                                                              -----------             -------------
 Revenues:
    Processing and related services.....................................      $    70,627              $     59,951
    Software and professional services..................................           21,436                    11,136
                                                                              -----------              ------------
            Total revenues..............................................           92,063                    71,087
                                                                              -----------              ------------

 Cost of Revenues:
    Cost of processing and related services.............................           25,770                    24,036
    Cost of software and professional services..........................           10,516                     5,849
                                                                              -----------              ------------
            Total cost of revenues......................................           36,286                    29,885
                                                                              -----------              ------------
 Gross margin (exclusive of depreciation)...............................           55,777                    41,202
                                                                              -----------              ------------

 Operating expenses:
    Research and development............................................            9,888                     7,620
    Selling, general and administrative.................................           10,088                    10,946
    Depreciation........................................................            2,812                     2,409
                                                                              -----------              ------------
            Total operating expenses....................................           22,788                    20,975
                                                                              -----------              ------------
 Operating income.......................................................           32,989                    20,227
                                                                              -----------              ------------

    Other income (expense):
      Interest expense..................................................           (1,541)                   (2,224)
      Interest income...................................................            1,263                       641
      Other.............................................................                7                       (21)
                                                                              -----------              ------------
            Total other.................................................             (271)                   (1,604)
                                                                              -----------              ------------
Income before income taxes..............................................           32,718                    18,623
    Income tax provision................................................          (12,409)                   (7,041)
                                                                              -----------              ------------
 Net income.............................................................      $    20,309              $     11,582
                                                                              ===========              ============

 Basic net income per common share:
    Net income available to common stockholders.........................      $      0.39              $       0.22
                                                                              ===========              ============
    Weighted average common shares......................................           51,857                    51,565
                                                                              ===========              ============

 Diluted net income per common share:
    Net income available to common stockholders.........................      $      0.36              $       0.21
                                                                              ===========              ============
    Weighted average common shares......................................           56,830                    54,216
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

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (in thousands)


                                                                                                          Three months ended
                                                                                                    ------------------------------
                                                                                                       March 31,       March 31,
                                                                                                         2000            1999
                                                                                                    -------------    -------------
Cash flows from operating activities:
   Net income.....................................................................................  $      20,309    $      11,582
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation.................................................................................          2,812            2,409
     Amortization.................................................................................          1,838            3,899
     Deferred income taxes........................................................................          1,446            4,796
     Stock-based employee compensation............................................................             30               73
     Changes in operating assets and liabilities:
       Trade accounts and other receivables, net..................................................          5,345              345
       Other current and noncurrent assets........................................................         (1,087)            (294)
       Accounts payable and accrued liabilities...................................................         (5,645)            (517)
                                                                                                    -------------    -------------
          Net cash provided by operating activities...............................................         25,048           22,293
                                                                                                    -------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment, net.......................................................         (6,442)          (2,317)
   Conversion and other incentive payments........................................................              -           (4,601)
                                                                                                    -------------    -------------
          Net cash used in investing activities...................................................         (6,442)          (6,918)
                                                                                                    -------------    -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock.........................................................          7,059            2,305
   Repurchase of common stock.....................................................................         (2,987)               -
   Payments on notes receivable from employee stockholders........................................             27              181
   Payments on long-term debt.....................................................................         (5,000)         (17,250)
                                                                                                    -------------    -------------
          Net cash used in financing activities...................................................           (901)         (14,764)
                                                                                                    -------------    -------------
Effect of exchange rate fluctuations on cash......................................................           (104)            (169)
                                                                                                    -------------    -------------
Net increase in cash and cash equivalents.........................................................         17,601              442
Cash and cash equivalents, beginning of period....................................................         48,676           39,593
                                                                                                    -------------    -------------
Cash and cash equivalents, end of period..........................................................  $      66,277    $      40,035
                                                                                                    =============    =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for-
  Interest........................................................................................  $       1,393    $       1,950
  Income taxes....................................................................................  $       3,942    $          96

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The condensed consolidated financial statements at March 31, 2000, and for the three months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission (the Company's 1999 10-K). The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results for the entire year ending December 31, 2000.


2.  STOCKHOLDERS' EQUITY

Common Stock Warrants. AT&T holds 3.0 million warrants to purchase the Company's Common Stock at an exercise price of $12 per share. The warrants expire in September 2002. See additional discussion of the Common Stock Warrants in the Company's 1999 10-K.

Stock Repurchase Plan. In August 1999, the Company's Board of Directors approved a stock repurchase plan which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time to time as market and business conditions warrant. This program represents approximately 10% of the Company's outstanding shares. During the three months ended March 31, 2000, the Company repurchased 75,000 shares of Common Stock for approximately $3.0 million ($39.92 per share). The Company has purchased a total of 730,500 shares for approximately $23.2 million (a weighted-average price of $31.81 per share) since the program was announced. The repurchased shares are held as treasury shares.


3.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is consistent with the calculation of basic net income per common share while giving effect to dilutive potential common shares outstanding during the period. Basic and diluted earnings per share ("EPS") are presented on the face of the Company's Condensed Consolidated Statements of Income. No reconciliation of the EPS numerator is necessary as the basic and diluted net income available to common stockholders is the same for all periods presented. The reconciliation of the EPS denominator is as follows (in thousands):

                                                            Three Months Ended
                                                                  March 31,
                                                            ------------------
                                                              2000      1999
                                                              ----      ----

     Basic common shares outstanding.......................  51,857    51,565
     Dilutive effect of common stock options...............   2,693     2,651
     Dilutive effect of common stock warrants..............   2,280       ---
                                                             ------    ------
     Diluted common shares outstanding.....................  56,830    54,216
                                                             ======    ======

Common Stock options of 23,000 shares and 5,000 shares for the three months ended March 31, 2000 and 1999, respectively, have been excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods.

The diluted potential common shares related to the Common Stock warrants were excluded from the computation of diluted common shares outstanding for the three months ended March 31, 1999, as the warrants were not considered exercisable. During the three months ended March 31, 2000, all of the 3.0 million warrants were considered exercisable.


5.   COMPREHENSIVE INCOME

The Company's components of comprehensive income were as follows (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                        2000           1999
                                                        ----           ----

     Net income..............................          $20,309       $11,582
     Foreign currency translation
      Adjustments............................             (103)         (164)
                                                       -------       -------

     Comprehensive income....................          $20,206       $11,418
                                                       =======       =======


6.   RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Certain March 31, 1999 amounts have been reclassified to conform with the March 31, 2000 presentation.


7.   SERVICE AGREEMENTS

The Company has service agreements with First Data Corporation ("FDC") and its subsidiaries for data processing services, communication charges and other related services. FDC provides data processing and related services required for the operation of the Company's CCS system. Effective April 1, 2000, the Company extended its contract with FDC for data processing services through June 30, 2005. The contract was previously scheduled to expire on December 31, 2001.


8.   ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This SAB provides additional guidance on revenue recognition criteria and related disclosure requirements. This SAB is effective for the Company in the second quarter of 2000. Adoption of this SAB is not expected to have a significant effect on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". The Interpretation clarifies the application of APB Opinion 25 for certain issues involving employee stock compensation. The Interpretation is generally effective July 1, 2000. Adoption of this Interpretation is not expected to have a significant effect on the Company's consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                                                         Three months ended March 31,
                                                        --------------------------------------------------------------
                                                                     2000                          1999
                                                        --------------------------------------------------------------
                                                                            % of                             % of
                                                           Amount          Revenue          Amount           Revenue
                                                        ------------     -----------     ------------      -----------
 Revenues:
   Processing and related services...................   $    70,627            76.7%     $    59,951             84.3%
   Software and professional services................        21,436            23.3           11,136             15.7
                                                        -----------      ----------      -----------       ----------
            Total revenues...........................        92,063           100.0           71,087            100.0
                                                        -----------      ----------      -----------       ----------

 Cost of Revenues:
   Cost of processing and related services...........        25,770            28.0           24,036             33.8
   Cost of software and professional services........        10,516            11.4            5,849              8.2
                                                        -----------      ----------      -----------       ----------
            Total cost of revenues...................        36,286            39.4           29,885             42.0
                                                        -----------      ----------      -----------       ----------
 Gross margin (exclusive of depreciation)............        55,777            60.6           41,202             58.0
                                                        -----------      ----------      -----------       ----------
 Operating expenses:
   Research and development..........................         9,888            10.7            7,620             10.7
   Selling, general and administrative...............        10,088            11.0           10,946             15.4
   Depreciation......................................         2,812             3.1            2,409              3.4
                                                        -----------      ----------      -----------       ----------
            Total operating expenses.................        22,788            24.8           20,975             29.5
                                                        -----------      ----------      -----------       ----------
 Operating income....................................        32,989            35.8           20,227             28.5
                                                        -----------      ----------      -----------       ----------
   Other income (expense):
     Interest expense................................        (1,541)           (1.7)          (2,224)            (3.1)
     Interest income.................................         1,263             1.4              641              0.8
     Other...........................................             7               -              (21)               -
                                                        -----------      ----------      -----------       ----------
            Total other..............................          (271)           (0.3)          (1,604)            (2.3)
                                                        -----------      ----------      -----------       ----------
 Income before income taxes..........................        32,718            35.5           18,623             26.2
   Income tax provision..............................       (12,409)          (13.4)          (7,041)            (9.9)
                                                        -----------      ----------      -----------       ----------
 Net income..........................................   $    20,309            22.1%     $    11,582             16.3%
                                                        ===========      ==========      ===========       ==========

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenues. Total revenues for the three months ended March 31, 2000, increased 29.5% to $92.1 million, from $71.1 million for the three months ended March 31, 1999.

Revenues from processing and related services for the three months ended March 31, 2000, increased 17.8% to $70.6 million, from $60.0 million for the three months ended March 31, 1999. Of the total increase in revenue, approximately 74% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 26% was due to increased revenue per customer. Customers serviced as of March 31, 2000 and 1999, respectively, were 34.3 million and 30.5 million, an increase of 12.5%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and
internal customer growth experienced by existing clients.   From January 1, 2000
through March 31, 2000, the Company converted and processed approximately 0.2 million new customers on its systems.

Revenues from software and professional services for the three months ended March 31, 2000, increased 92.5% to $21.5 million, from $11.1 million for the three months ended March 31, 1999. The Company sells its software products and professional services principally to its existing client base to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of its clients' operations, and (iii) allow clients to effectively rollout new products and services to new and existing markets. The increase in revenue between years relates to the continued strong demand for the Company's existing software products and the rollout of additional new products and services to meet the changing needs of the Company's client base.

Total annualized domestic revenue per customer account for the first quarter of 2000 was $10.78, compared to $9.10 for the same period in 1999, an increase of 18.5%. Revenue per customer increased primarily due to increased software sales to new and existing clients, and to a lesser degree, increased processing revenue per customer, as follows:

                                                               Three Months
                                                              Ended March 31
                                                              ---------------
                                                              2000       1999
                                                            ------      -----
   Processing and related services...................       $ 8.29      $7.96
   Software and professional services................         2.49       1.14
                                                            ------      -----
      Total..........................................       $10.78      $9.10
                                                            ======      =====

Cost of Processing and Related Services. Direct processing costs as a percentage of related processing revenues were 36.5% (63.5% gross margin) for the three months ended March 31, 2000, compared to 40.1% (59.9% gross margin) for the three months ended March 31, 1999. The improvement between periods relates primarily to better overall leveraging of processing costs as a result of the continued growth of the customer base processed on the Company's system, and to a lesser degree, a decrease in amortization of client contracts from the CSG Acquisition, which became fully amortized as of November 30, 1999. Such amortization was $0.75 million for the first quarter of 1999.

Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 49.1% (50.9% gross margin) for the three months ended March 31, 2000, compared to 52.5% (47.5% gross margin) for the three months ended March 31, 1999. The improvement between periods relates primarily to (i) better overall leveraging of costs as a result of higher software and professional services revenues for the quarter, and (ii) the timing of the sales cycle for new products and services.

Gross Margin. Overall gross margin for the three months ended March 31, 2000, increased 35.4% to $55.8 million, from $41.2 million for the three months ended March 31, 1999, due primarily to revenue growth. The gross margin percentage increased to 60.6% for the three months ended March 31, 2000, compared to 58.0% for the three months ended March 31, 1999. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for processing and related services due to the factors discussed above.

Research and Development Expense. Research and development (R&D) expense for the three months ended March 31, 2000, increased 29.8% to $9.9 million, from $7.6 million for the three months ended March 31, 1999. As a percentage of total revenues, R&D expense stayed the same at 10.7% for the three months ended March 31, 2000 and 1999. The Company did not capitalize any software development costs during the three months ended March 31, 2000 and 1999.

The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The Company's development efforts for the first quarter of 2000 were focused primarily on the development of products to
(i) increase the efficiencies and productivity of its clients' operations, (ii) address the systems needed to support the convergence of the communications markets, (iii) support a web-enabled, customer self-care and electronic bill presentment/payment application, and (iv) allow clients to effectively rollout new products and services to new and existing markets, such as residential telephony, High-Speed Data/ISP and IP markets. The Company expects its development efforts to focus on similar tasks through the remainder of 2000.

Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expense for the three months ended March 31, 2000, decreased 7.8% to $10.1 million, from $10.9 million for the three months ended March 31, 1999. As a percentage of total revenues, SG&A expense decreased to 11.0% for the three months ended March 31, 2000, from 15.4% for the three months ended March 31, 1999. The decrease in SG&A expense relates primarily to the noncompete agreement from the CSG Acquisition becoming fully amortized as of November 30, 1999. Such amortization was $1.2 million for the first quarter of 1999.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2000, increased 16.7% to $2.8 million, from $2.4 million for the three months ended March 31, 1999. The increase in expense relates to capital expenditures made during the last nine months of 1999 and the first three months of 2000 in support of the overall growth of the Company, consisting principally of (i) computer hardware and related equipment, (ii) statement processing equipment, and (iii) facilities expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the three months ended March 31, 2000, was $33.0 million or 35.8% of total revenues, compared to $20.2 million or 28.5% of total revenues for the three months ended March 31, 1999. The increase between years relates to the factors discussed above.

Interest Expense. Interest expense for the three months ended March 31, 2000, decreased 30.7% to $1.5 million, from $2.2 million for the three months ended March 31, 1999, with the decrease attributable primarily to (i) scheduled principal payments on the Company's long-term debt, and (ii) optional prepayments on long-term debt during 1999. The balance of the Company's long-term debt as of March 31, 2000, was $76.0 million, compared to $111.0 million as of March 31, 1999, a decrease of $35.0 million.

Interest Income. Interest income for the three months ended March 31, 2000, increased 97.0% to $1.3 million, from $0.6 million for the three months ended March 31, 1999, with the increase attributable primarily to an increase in operating funds available for investment.

Income Tax Provision. For the three months ended March 31, 2000, the Company recorded an income tax provision of $12.4 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 2000. The Company's effective income tax rate for 1999 was also approximately 38%. As of March 31, 2000, management continues to believe that sufficient taxable income will be generated to realize the entire benefit of its deferred tax assets. The

Company's assumptions of future profitable operations are supported by its strong operating performances over the last several years.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

As of March 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $66.3 million. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables.
At March 31, 2000, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002.

As of March 31, 2000 and December 31, 1999, respectively, the Company had $65.3 million and $67.5 million in net billed trade accounts receivable. The Company's billed trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average net billed trade accounts receivable balance for the period. The Company's DBO calculations for the quarters ended March 31, 2000 and 1999 were 54 days and 60 days, respectively. Total deferred revenues decreased by approximately $8.0 million from December 31, 1999 to March 31, 2000, due primarily to performance on several contracts during the current quarter that had previously been signed and billed in the latter part of 1999.


During the three months ended March 31, 2000, the Company generated $25.0 million of net cash flow from operating activities. Cash generated from these sources and the proceeds of $7.1 million from the issuance of common stock through the Company's stock incentive plans were used to (i) fund capital expenditures of $6.4 million, (ii) repurchase 75,000 shares of the Company's Common Stock for $3.0 million under its stock repurchase plan, and (iii) repay long-term debt of $5.0 million, which included $4.2 million of scheduled payments and an optional prepayment of $0.8 million.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months ended March 31, 2000 was $37.5 million or 40.7% of total revenues, compared to $26.3 million or 36.9% of total revenues for the three months ended March 31, 1999. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods.

Interest rates for the term and revolving credit facilities are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional spread, with the spread dependent upon the Company's leverage ratio. As of March 31, 2000, the spread on the LIBOR rate and the prime rate was 0.50% and 0%, respectively. As of March 31, 2000, the entire amount of the debt was under a six-month LIBOR contract with an interest rate of 6.54% (i.e., LIBOR at 6.04% plus spread of 0.50%), compared to a weighted average rate of 6.55% at December 31, 1999.

In August 1999, the Company's Board of Directors approved a stock repurchase plan which authorized the Company at its discretion to purchase up to a total of
5.0 million shares of its Common Stock from time to time as market and business conditions warrant. During the three months ended March 31, 2000, the Company repurchased 75,000 shares of Common Stock for approximately $3.0 million ($39.92 per share). The Company has purchased a total of 730,500 shares for approximately $23.2 million (a weighted-average price of $31.81 per share) since the program was announced. The repurchased shares are held as treasury shares.

The Company continues to make significant investments in capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases. The Company had no significant capital commitments as of March 31, 2000. The Company believes that cash generated from operations, together with the current cash and cash equivalents and the amount available under its current revolving credit facility will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, capital expenditures, and stock repurchases for both its short and long-term purposes. The Company also believes it has significant unused borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.


Forward-Looking Statements
--------------------------

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


AT&T Contract and Merger
------------------------

AT&T completed its merger with Tele-Communications, Inc. (TCI) in March 1999 and has consolidated the TCI operations into AT&T Broadband. During the three months ended March 31, 2000 and 1999, revenues from AT&T and affiliated companies generated under the AT&T Contract represented approximately 50.0% and 44.2% of total revenues, respectively. The AT&T Contract had an original term of 15 years and expires in 2012. The AT&T Contract has minimum financial commitments over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, residential wireline telephony services, and print and mail services. The AT&T Contract provides certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company's products and services include innovations in features and functions that have become standard in the wireline video industry. To date, the Company believes it has complied with the terms of the contract. Since execution of the AT&T Contract in September 1997 through March 31, 2000, the Company has successfully converted approximately 11 million AT&T cable television customers onto its system.

AT&T began its efforts to provide convergent communications services in several United States cities during 1999 and is expected to continue these efforts in 2000. The Company is working closely with AT&T to provide customer care and billing services to customers in those cities.

The Company expects to continue performing successfully under the AT&T Contract, and is hopeful that it can continue to sell products and services to AT&T that are in excess of the minimum financial commitments and exclusive rights included in the contract.


Year 2000
---------

As of the date of this filing, the Company has not experienced any significant disruptions in its operations as a result of its computer systems rollover to, and processing of dates within, the year 2000 ("Y2K"). Although the Company has not experienced any significant disruptions to date, there is no assurance that the Company will not experience any future Y2K-related disruptions.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

There have been no material changes to the Company's market risks during the three months ended March 31, 2000. See the Company's 1999 10-K for additional discussion regarding the Company's market risks.

                        CSG SYSTEMS INTERNATIONAL, INC.
                          PART II.   OTHER INFORMATION



Item 1-5.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              2.19L* Thirty-Seventh, Fortieth, Forty-Fourth and Forty-Fifth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation.

              2.27 Third Amendment to Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Paribas, as Agent, dated January 24, 2000.

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

Dated: May 15, 2000

                                    CSG SYSTEMS INTERNATIONAL, INC.


                                    /s/ Neal C. Hansen
                                    ------------------
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Greg A. Parker
                                    -------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Randy R. Wiese
                                    ------------------
                                    Randy R. Wiese
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS



Exhibit
Number                     Description
------                     -----------

2.19L*         Thirty-Seventh, Fortieth, Forty-Fourth and Forty-Fifth Amendments
                  to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation.

2.27           Third Amendment to Loan Agreement among CSG Systems, Inc. and CSG
                  Systems International, Inc. as co-borrowers, and certain lenders and Paribas, as Agent, dated January 24, 2000

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