Form 10-Q
period 2000-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2000-08-14
CIK 1005757

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                             YES   X    NO
                                 -----     -----


Shares of common stock outstanding at August 11, 2000:  52,327,497

                        CSG SYSTEMS INTERNATIONAL, INC.

                 FORM 10-Q For the Quarter Ended June 30, 2000


                                     INDEX

                                                                        Page No.
                                                                        --------
Part I  -   FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets as of June 30, 2000
            and December 31, 1999.......................................... 3

            Condensed Consolidated Statements of Income for the Three and
            Six Months Ended June 30, 2000 and 1999 ....................... 4

            Condensed Consolidated Statements of Cash Flows for the  Six
            Months Ended June 30, 2000 and 1999 ........................... 5

            Notes to Condensed Consolidated Financial Statements........... 6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................... 9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....16


Part II -   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders............17

Item 6.     Exhibits and Reports on Form 8-K...............................17

            Signatures.....................................................19

            Index to Exhibits..............................................20

                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                              June 30,      December 31,
                                                                                                2000            1999
                                                                                              --------      ------------
                                           ASSETS                                            (unaudited)
                                           ------
Current assets:
    Cash and cash equivalents................................................................ $ 69,754      $ 48,676
    Accounts receivable-
       Trade-
           Billed, net of allowance of $3,351 and $2,975.....................................   84,663        67,477
           Unbilled..........................................................................    4,598         8,311
       Other.................................................................................      857           909
    Deferred income taxes....................................................................    1,922         1,972
    Other current assets.....................................................................    4,476         2,850
                                                                                              --------      --------
       Total current assets..................................................................  166,270       130,195
                                                                                              --------      --------
 Property and equipment, net of depreciation of $36,868 and $31,864..........................   32,270        26,507
 Software, net of amortization of $38,181 and $37,251........................................    5,215         6,145
 Noncompete agreements and goodwill, net of amortization of $29,936 and $29,727..............    2,233         2,652
 Client contracts and related intangibles, net of amortization of $26,799 and $24,779 .......   53,323        55,343
 Deferred income taxes.......................................................................   50,220        52,845
 Other assets................................................................................      921         1,281
                                                                                              --------      --------
       Total assets.......................................................................... $310,452      $274,968
                                                                                              ========      ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
 Current liabilities:
    Current maturities of long-term debt..................................................... $ 23,882      $ 21,711
    Customer deposits........................................................................   11,128        10,549
    Trade accounts payable...................................................................   11,102         9,450
    Accrued employee compensation............................................................   13,855        16,386
    Deferred revenue.........................................................................    8,613        16,746
    Accrued income taxes.....................................................................   13,651        11,710
    Other current liabilities................................................................   10,511        11,551
                                                                                              --------      --------
       Total current liabilities.............................................................   92,742        98,103
                                                                                              --------      --------
 Non-current liabilities:
   Long-term debt, net of current maturities.................................................   46,118        59,289
   Deferred revenue..........................................................................      489           714
                                                                                              --------      --------
       Total non-current liabilities.........................................................   46,607        60,003
                                                                                              --------      --------
 Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
      zero shares issued and outstanding.....................................................       --            --
   Common stock, par value $.01 per share; 100,000,000 shares authorized;
      52,212,946 shares and 51,638,629 shares outstanding....................................      530           523
   Common stock warrants; 3,000,000 warrants outstanding.....................................   26,145        26,145
   Additional paid-in capital................................................................  151,632       136,373
   Deferred employee compensation............................................................       (3)          (48)
   Notes receivable from employee stockholders...............................................      (48)         (115)
   Accumulated other comprehensive income-cumulative translation adjustments.................     (523)         (120)
   Treasury stock, at cost, 815,986 shares and 722,486 shares................................  (23,403)      (20,374)
   Accumulated earnings (deficit)............................................................   16,773       (25,522)
                                                                                              --------      --------
       Total stockholders' equity ...........................................................  171,103       116,862
                                                                                              --------      --------
       Total liabilities and stockholders' equity............................................ $310,452      $274,968
                                                                                              ========      ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (in thousands, except per share amounts)


                                                          Three months ended        Six months ended
                                                        ---------------------     ---------------------
                                                        June 30,     June 30,     June 30,     June 30,
                                                          2000         1999         2000         1999
                                                        --------     --------     --------     --------
Revenues:
     Processing and related services..................  $ 72,921     $ 62,629     $143,548     $122,580
     Software and professional services...............    23,141       13,881       44,577       25,017
                                                        --------     --------     --------     --------
              Total revenues..........................    96,062       76,510      188,125      147,597
                                                        --------     --------     --------     --------

 Cost of Revenues:
     Cost of processing and related services..........    26,315       22,822       52,085       46,858
     Cost of software and professional services.......     9,903        8,888       20,419       14,737
                                                        --------     --------     --------     --------
              Total cost of revenues..................    36,218       31,710       72,504       61,595
                                                        --------     --------     --------     --------
 Gross margin (exclusive of depreciation).............    59,844       44,800      115,621       86,002
                                                        --------     --------     --------     --------
 Operating expenses:
     Research and development.........................    10,366        8,217       20,254       15,837
     Selling, general and administrative..............    11,084       11,372       21,172       22,318
     Depreciation.....................................     2,962        2,495        5,774        4,904
                                                        --------     --------     --------     --------
              Total operating expenses................    24,412       22,084       47,200       43,059
                                                        --------     --------     --------     --------
 Operating income.....................................    35,432       22,716       68,421       42,943
                                                        --------     --------     --------     --------
     Other income (expense):
        Interest expense..............................    (1,482)      (1,809)      (3,023)      (4,033)
        Interest income...............................     1,355          816        2,618        1,457
        Other.........................................       (24)           4          (17)         (17)
                                                        --------     --------     --------     --------
              Total other.............................      (151)        (989)        (422)      (2,593)
                                                        --------     --------     --------     --------
 Income before income taxes...........................    35,281       21,727       67,999       40,350
     Income tax provision.............................   (13,295)      (8,234)     (25,704)     (15,275)
                                                        --------     --------     --------     --------
 Net income...........................................  $ 21,986     $ 13,493     $ 42,295     $ 25,075
                                                        ========     ========     ========     ========

 Basic net income per common share:
     Net income available to common stockholders......  $   0.42     $   0.26     $   0.81     $   0.49
                                                        ========     ========     ========     ========
     Weighted average common shares...................    52,158       51,710       52,007       51,637
                                                        ========     ========     ========     ========

 Diluted net income per common share:
     Net income available to common stockholders......  $   0.39     $   0.25     $   0.74     $   0.46
                                                        ========     ========     ========     ========
     Weighted average common shares...................    56,910       54,031       56,870       54,123
                                                        ========     ========     ========     ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (in thousands)

                                                                      Six months ended
                                                                    ---------------------
                                                                    June 30,     June 30,
                                                                      2000         1999
                                                                    --------     --------
Cash flows from operating activities:
   Net income..................................................     $ 42,295     $ 25,075
   Adjustments to reconcile net income to net cash provided
            by operating activities-
      Depreciation.............................................        5,774        4,904
      Amortization.............................................        3,663        7,764
      Deferred income taxes....................................        2,671        4,911
      Stock-based employee compensation........................           45          146
      Changes in operating assets and liabilities:
       Trade accounts and other receivables, net...............      (13,432)      (3,662)
       Other current and noncurrent assets.....................       (1,643)        (231)
       Accounts payable and accrued liabilities................       (1,477)       1,546
                                                                    --------     --------
          Net cash provided by operating activities............       37,896       40,453
                                                                    --------     --------

Cash flows from investing activities:
   Purchases of property and equipment, net....................      (11,513)      (4,346)
   Conversion and other incentive payments.....................           --       (8,205)
                                                                    --------     --------
          Net cash used in investing activities................      (11,513)     (12,551)
                                                                    --------     --------

Cash flows from financing activities:
   Proceeds from issuance of common stock......................        9,100        3,888
   Repurchase of common stock..................................       (2,987)          --
   Payments on notes receivable from employee stockholders.....           44          325
   Payments on long-term debt..................................      (11,000)     (37,250)
                                                                    --------     --------
          Net cash used in financing activities................       (4,843)     (33,037)
                                                                    --------     --------

Effect of exchange rate fluctuations on cash...................         (462)        (392)
                                                                    --------     --------

Net increase (decrease) in cash and cash equivalents...........       21,078       (5,527)

Cash and cash equivalents, beginning of period.................       48,676       39,593
                                                                    --------     --------
Cash and cash equivalents, end of period.......................     $ 69,754     $ 34,066
                                                                    ========     ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for-
    Interest...................................................     $  3,140     $  3,689
    Income taxes...............................................     $ 14,865     $  6,029

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The condensed consolidated financial statements at June 30, 2000, and for the three and six months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission (the Company's 1999 10-K). The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results for the entire year ending December 31, 2000.


2.   STOCKHOLDERS' EQUITY

Common Stock Warrants. AT&T holds 3.0 million warrants to purchase the Company's Common Stock at an exercise price of $12 per share. The warrants expire in September 2002. See additional discussion of the Common Stock Warrants in the Company's 1999 10-K.

Stock Repurchase Plan. In August 1999, the Company's Board of Directors approved a stock repurchase plan which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time to time as market and business conditions warrant. This program represents approximately 10% of the Company's outstanding shares. During the three months ended June 30, 2000, the Company did not repurchase any shares under the program. During the three months ended March 31, 2000, the Company repurchased 75,000 shares of Common Stock for approximately $3.0 million ($39.92 per share). The Company has purchased a total of 730,500 shares for approximately $23.2 million (a weighted-average price of $31.81 per share) since the program was announced. The repurchased shares are held as treasury shares.


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

                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                             --------                     --------
                                                           2000          1999           2000           1999
                                                          ------        ------         ------         ------
     Basic common shares outstanding..............        52,158        51,710         52,007         51,637
     Dilutive effect of common stock options......         2,471         2,321          2,582          2,486
     Dilutive effect of common stock warrants.....         2,281           ---          2,281            ---
                                                          ------        ------         ------         ------
     Diluted common shares outstanding............        56,910        54,031         56,870         54,123
                                                          ======        ======         ======         ======


Common Stock options of 92,000 shares and 568,450 shares for the three months ended June 30, 2000 and 1999, and 92,000 shares and 542,150 shares for the six months ended June 30, 2000 and 1999, respectively, have been excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods.

The diluted potential common shares related to the Common Stock warrants were excluded from the computation of diluted common shares outstanding for the three and six months ended June 30, 1999, as the warrants were not considered exercisable. During the three and six months ended June 30, 2000, all of the
3.0 million warrants were considered exercisable.


5.   COMPREHENSIVE INCOME

The Company's components of comprehensive income were as follows (in thousands):

                                                   Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                                         --------                             --------
                                                 2000                1999               2000              1999
                                               -------             -------            -------           -------
     Net income.....................           $21,986             $13,493            $42,295           $25,075
     Foreign currency translation
        adjustments.................              (300)               (143)              (403)             (307)
                                               -------             -------            -------           -------

     Comprehensive income...........           $21,686             $13,350            $41,892           $24,768
                                               =======             =======            =======           =======


6.   RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Certain June 30, 1999 amounts have been reclassified to conform with the June 30, 2000 presentation.


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

8.   ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This SAB provides additional guidance on revenue recognition criteria and related disclosure requirements. This SAB is effective for the Company in the fourth quarter of 2000. Adoption of this SAB is not expected to have a significant effect on the Company's consolidated financial statements.

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

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                                       Three months ended June 30,                   Six months ended June 30,
                                                  -------------------------------------       -------------------------------------
                                                        2000                1999                    2000                 1999
                                                  -----------------   -----------------       -----------------   -----------------
                                                              % of                % of                    % of                % of
                                                   Amount   Revenue    Amount   Revenue        Amount   Revenue    Amount   Revenue
                                                  --------  -------   --------  -------       --------  -------   --------  -------
Revenues:
    Processing and related services...........    $ 72,921    75.9%   $ 62,629    81.9%       $143,548    76.3%   $122,580    83.1%
    Software and professional services........      23,141    24.1      13,881    18.1          44,577    23.7      25,017    16.9
                                                  --------  -------   --------  -------       --------  -------   --------  -------
             Total revenues...................      96,062   100.0      76,510   100.0         188,125   100.0     147,597   100.0
                                                  --------  -------   --------  -------       --------  -------   --------  -------
 Cost of Revenues:
    Cost of processing and related services...      26,315    27.4      22,822    29.8          52,085    27.7      46,858    31.7
    Cost of software and professional services      9,903    10.3        8,888    11.6          20,419    10.8      14,737    10.0
                                                  --------  -------   --------  -------       --------  -------   --------  -------
             Total cost of revenues...........      36,218    37.7      31,710    41.4          72,504    38.5      61,595    41.7
                                                  --------  -------   --------  -------       --------  -------   --------  -------
 Gross margin (exclusive of depreciation).....      59,844    62.3      44,800    58.6         115,621    61.5      86,002    58.3
                                                  --------  -------   --------  -------       --------  -------   --------  -------
 Operating expenses:
    Research and development..................      10,366    10.8       8,217    10.7          20,254    10.8      15,837    10.7
    Selling, general and administrative.......      11,084    11.5      11,372    14.9          21,172    11.2      22,318    15.2
    Depreciation..............................       2,962     3.1       2,495     3.3           5,774     3.1       4,904     3.3
                                                  --------  -------   --------  -------       --------  -------   --------  -------
        Total operating expenses..............      24,412    25.4      22,084    28.9          47,200    25.1      43,059    29.2
                                                  --------  -------   --------  -------       --------  -------   --------  -------
 Operating income.............................      35,432    36.9      22,716    29.7          68,421    36.4      42,943    29.1
                                                  --------  -------   --------  -------       --------  -------   --------  -------
    Other income (expense):
      Interest expense........................      (1,482)   (1.6)     (1,809)   (2.4)         (3,023)   (1.6)     (4,033)   (2.8)
      Interest income.........................       1,355     1.4         816     1.1           2,618     1.4       1,457     1.0
      Other...................................         (24)     --           4      --             (17)     --         (17)     --
                                                  --------  -------   --------  -------       --------  -------   --------  -------
        Total other...........................        (151)   (0.2)       (989)   (1.3)           (422)   (0.2)     (2,593)   (1.8)
                                                  --------  -------   --------  -------       --------  -------   --------  -------
 Income before income taxes...................      35,281    36.7      21,727    28.4          67,999    36.2      40,350    27.3
    Income tax provision......................     (13,295)  (13.8)     (8,234)  (10.8)        (25,704)  (13.7)    (15,275)  (10.3)
                                                  --------  -------   --------  -------       --------  -------   --------  -------
 Net income...................................    $ 21,986    22.9%   $ 13,493    17.6%       $ 42,295    22.5%   $ 25,075    17.0%
                                                  ========  =======   ========  =======       ========  =======   ========  =======

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues. Total revenues for the three months ended June 30, 2000, increased 25.6% to $96.1 million, from $76.5 million for the three months ended June 30, 1999.

Revenues from processing and related services for the three months ended June 30, 2000, increased 16.4% to $72.9 million, from $62.6 million for the three months ended June 30, 1999. Of the total increase in revenue, approximately 68% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 32% was due to increased revenue per customer. Customers serviced as of June 30, 2000 and 1999, respectively, were 34.5 million and 31.2 million, an increase of 10.8%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and
internal customer growth experienced by existing clients.   From April 1, 2000
through June 30, 2000, the Company converted and processed approximately 0.1 million new customers on its systems.

Revenues from software and professional services for the three months ended June 30, 2000, increased 66.7% to $23.2 million, from $13.9 million for the three months ended June 30, 1999. The Company sells its software products and professional services principally to its existing client base to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of its clients' operations, and (iii) allow clients to effectively rollout new products and services to new and existing markets. The increase in revenue between years relates to the continued strong demand for the Company's existing software products (principally, call center applications) and the rollout of additional new products and services to meet the changing needs of the Company's client base.

Total annualized domestic revenue per customer account for the second quarter of 2000 was $11.11, compared to $9.49 for the same period in 1999, an increase of 17.1%. Revenue per customer increased primarily due to increased software sales to new and existing clients, and to a lesser degree, increased processing revenue per customer, as follows:

                                                       Three Months
                                                       Ended June 30
                                                    --------------------
                                                      2000          1999
                                                      ----          ----
     Processing and related services..........      $ 8.46         $8.08
     Software and professional services.......        2.65          1.41
                                                    ------         -----
        Total.................................      $11.11         $9.49
                                                    ======         =====

Cost of Processing and Related Services. Direct processing costs as a percentage of related processing revenues were 36.1% (63.9% gross margin) for the three months ended June 30, 2000, compared to 36.4% (63.6% gross margin) for the three months ended June 30, 1999. The decrease in costs as a percentage of related revenues between periods relates primarily to (i) the Company's continued focus on cost controls and reductions within its core processing business, and (ii) a decrease in amortization of client contracts from the CSG Acquisition, which became fully amortized as of November 30, 1999. Such amortization was $0.75 million for the second quarter of 1999.

Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 42.8% (57.2% gross margin) for the three months ended June 30, 2000, compared to 64.0% (36.0% gross margin) for the three months ended June 30, 1999. The improvement between periods relates primarily to (i) better overall leveraging of costs as a result of higher software and professional services revenues for the quarter, and (ii) the timing of the sales cycle for new products and services.

Gross Margin. Overall gross margin for the three months ended June 30, 2000, increased 33.6% to $59.8 million, from $44.8 million for the three months ended June 30, 1999, due primarily to revenue growth. The gross margin percentage increased to 62.3% for the three months ended June 30, 2000, compared to 58.6% for the three months ended June 30, 1999. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for software and professional services due to the factors discussed above.

Research and Development Expense. Research and development (R&D) expense for the three months ended June 30, 2000, increased 26.2% to $10.4 million, from $8.2 million for the three months ended June 30, 1999. As a percentage of total revenues, R&D expense increased to 10.8% for the three months ended June 30, 2000, from 10.7% for the three months ended June 30, 1999. The Company did not capitalize any software development costs during the three months ended June 30, 2000 and 1999.

The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The Company's development efforts for the second quarter of 2000 were focused primarily on the development of products to:

     .    increase the efficiencies and productivity of its clients' operations,
     . address the systems needed to support the convergence of the communications markets,
     . support a web-enabled, customer self-care and electronic bill presentment/payment application,
     . allow clients to effectively rollout new products and services to new and existing markets, such as residential telephony, High-Speed Data/ISP and IP markets (including CSG.net, the Company's ASP offering to the ISP market), and
     .    address the international customer care and billing system market.

The Company expects its development efforts to focus on similar tasks through the remainder of 2000.

Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expense for the three months ended June 30, 2000, decreased 2.5% to $11.1 million, from $11.4 million for the three months ended June 30, 1999. As a percentage of total revenues, SG&A expense decreased to 11.5% for the three months ended June 30, 2000, from 14.9% for the three months ended June 30, 1999. The decrease in SG&A expense relates primarily to the noncompete agreement from the CSG Acquisition becoming fully amortized as of November 30, 1999 (such amortization was $1.2 million for the second quarter of 1999), offset by an increase in certain SG&A expenses related primarily to the continued expansion of the Company's management and administrative staff and other administrative costs to support the Company's overall growth.

Depreciation Expense. Depreciation expense for the three months ended June 30, 2000, increased 18.7% to $3.0 million, from $2.5 million for the three months ended June 30, 1999. The increase in expense relates to capital expenditures made during the last six months of 1999 and the first six months of 2000 in support of the overall growth of the Company, consisting principally of (i) computer hardware and related equipment, (ii) statement processing equipment, and (iii) facilities expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the three months ended June 30, 2000, was $35.4 million or 36.9% of total revenues, compared to $22.7 million or 29.7% of total revenues for the three months ended June 30, 1999. The increase between years relates to the factors discussed above.

Interest Expense. Interest expense for the three months ended June 30, 2000, decreased 18.1% to $1.5 million, from $1.8 million for the three months ended June 30, 1999, with the decrease attributable primarily to (i) scheduled principal payments on the Company's long-term debt, and (ii) optional prepayments on long-term debt during 1999. The balance of the Company's long-term debt as of June 30, 2000, was $70.0 million, compared to $91.0 million as of June 30, 1999, a decrease of $21.0 million.

Interest Income. Interest income for the three months ended June 30, 2000, increased 66.1% to $1.4 million, from $0.8 million for the three months ended June 30, 1999, with the increase attributable primarily to an increase in operating funds available for investment.

Income Tax Provision. For the three months ended June 30, 2000, the Company recorded an income tax provision of $13.3 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 2000. The Company's effective income tax rate for 1999 was also approximately 38%. As of June 30, 2000, management continues to believe that sufficient taxable income will be generated to realize the entire benefit of its deferred tax assets. The Company's assumptions of future profitable operations are supported by its strong operating performances over the last several years.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenues. Total revenues for the six months ended June 30, 2000, increased 27.5% to $188.1 million, from $147.6 million for the six months ended June 30, 1999.

Revenues from processing and related services for the six months ended June 30, 2000, increased 17.1% to $143.5 million, from $122.6 million for the six months ended June 30, 1999. Of the total increase in revenue, approximately 71% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 29% was due to increased revenue per customer. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and internal customer growth experienced by existing clients. From January 1, 2000 through June 30, 2000, the Company converted and processed approximately 0.3 million new customers on its systems.

Revenues from software and professional services for the six months ended June 30, 2000, increased 78.2% to $44.6 million, from $25.0 million for the six months ended June 30, 1999. The Company sells its software products and professional services principally to its existing client base to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of its clients' operations, and (iii) allow clients to effectively rollout new products and services to new and existing markets. The increase in revenue between years relates to the continued strong demand for the Company's existing software products (principally, call center applications) and the rollout of additional new products and services to meet the changing needs of the Company's client base.

Total annualized domestic revenue per customer account for the six months ended June 30, 2000 was $10.95, compared to $9.30 for the same period in 1999, an increase of 17.7%. Revenue per customer increased primarily due to increased software sales to new and existing clients, and to a lesser degree, increased processing revenue per customer, as follows:

                                                         Six Months
                                                        Ended June 30
                                                     --------------------
                                                       2000          1999
                                                       ----          ----
     Processing and related services..........       $ 8.38         $8.02
     Software and professional services.......         2.57          1.28
                                                     ------         -----
        Total.................................       $10.95         $9.30
                                                     ======         =====

Cost of Processing and Related Services. Direct processing costs as a percentage of related processing revenues were 36.3% (63.7% gross margin) for the six months ended June 30, 2000, compared to 38.2% (61.8% gross margin) for the six months ended June 30, 1999. The decrease in costs as a percentage of related revenues between periods relates primarily to (i) the Company's continued focus on cost controls and reductions within its core processing business, and (ii) a decrease in amortization of client contracts from the CSG Acquisition, which became fully amortized as of November 30, 1999. Such amortization was $1.5 million for the six months ended June 30, 1999.

Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 45.8% (54.2% gross margin) for the six months ended June 30, 2000, compared to 58.9% (41.1% gross margin) for the six months ended June 30, 1999. The improvement between periods relates primarily to (i) better overall leveraging of costs as a result of higher software and professional services revenues for the period, and (ii) the timing of the sales cycle for new products and services.

Gross Margin. Overall gross margin for the six months ended June 30, 2000, increased 34.4% to $115.6 million, from $86.0 million for the six months ended June 30, 1999, due primarily to revenue growth. The gross margin percentage increased to 61.5% for the six months ended June 30, 2000, compared to 58.3% for the six months ended June 30, 1999. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for software and professional services due to the factors discussed above.

Research and Development Expense. R&D expense for the six months ended June 30, 2000, increased 27.9% to $20.3 million, from $15.8 million for the six months ended June 30, 1999. As a percentage of total revenues, R&D expense increased to 10.8% for the six months ended June 30, 2000, from 10.7% for the six months ended June 30, 1999. The Company did not capitalize any software development costs during the six months ended June 30, 2000 and 1999.

The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The Company's development efforts for the six months ended June 30, 2000 were focused primarily on the development of products to:

     .    increase the efficiencies and productivity of its clients' operations,
     . address the systems needed to support the convergence of the communications markets,
     . support a web-enabled, customer self-care and electronic bill presentment/payment application,
     . allow clients to effectively rollout new products and services to new and existing markets, such as residential telephony, High-Speed Data/ISP and IP markets (including CSG.net, the Company's ASP offering to the ISP market), and
     .    address the international customer care and billing system market.

Selling, General and Administrative Expense. SG&A expense for the six months ended June 30, 2000, decreased 5.1% to $21.2 million, from $22.3 million for the six months ended June 30, 1999. As a percentage of total revenues, SG&A expense decreased to 11.2% for the six months ended June 30, 2000, from 15.2% for the six months ended June 30, 1999. The decrease in SG&A expense relates primarily to the noncompete agreement from the CSG Acquisition becoming fully amortized as of November 30, 1999 (such amortization was $2.3 million for the six months ended June 30, 1999), offset by an increase in certain SG&A expenses related primarily to the continued expansion of the Company's management and administrative staff and other administrative costs to support the Company's overall growth.

Depreciation Expense. Depreciation expense for the six months ended June 30, 2000, increased 17.7% to $5.8 million, from $4.9 million for the six months ended June 30, 1999. The increase in expense relates to capital expenditures made during 1999 and the first six months of 2000 in support of the overall growth of the Company, consisting principally of (i) computer hardware and related equipment, (ii) statement processing equipment, and (iii) facilities expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the six months ended June 30, 2000, was $68.4 million or 36.4% of total revenues, compared to $42.9 million or 29.1% of total revenues for the six months ended June 30, 1999. The increase between years relates to the factors discussed above.

Interest Expense. Interest expense for the six months ended June 30, 2000, decreased 25.0% to $3.0 million, from $4.0 million for the six months ended June 30, 1999, with the decrease attributable primarily to (i) scheduled principal payments on the Company's long-term debt, and (ii) optional prepayments on long-term debt during 1999.

Interest Income. Interest income for the six months ended June 30, 2000, increased 79.7% to $2.6 million, from $1.5 million for the six months ended June 30, 1999, with the increase attributable primarily to an increase in operating funds available for investment.

Income Tax Provision. For the six months ended June 30, 2000, the Company recorded an income tax provision of $25.7 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 2000. The Company's effective income tax rate for 1999 was also approximately 38%.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
As of June 30, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $69.8 million. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At June 30, 2000, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002.

As of June 30, 2000 and December 31, 1999, respectively, the Company had $84.7 million and $67.5 million in net billed trade accounts receivable. The increase between periods relates primarily to continued revenue growth and the timing of new billings and collections. The Company's billed trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average net billed trade accounts receivable balance for the period. The Company's DBO calculations for the quarters ended June 30, 2000 and 1999 were 53 days and 55 days, respectively. Total deferred revenues decreased by approximately $8.4 million from December 31, 1999 to June 30, 2000, due primarily to performance on several contracts during the first quarter that had previously been signed and billed in the latter part of 1999. The deferred revenue balance was relatively unchanged from March 31, 2000.

During the six months ended June 30, 2000, the Company generated $37.9 million of net cash flow from operating activities. Cash generated from these sources and the proceeds of $9.1 million from the issuance of common stock through the Company's stock incentive plans were used to (i) fund capital expenditures of $11.5 million, (ii) repurchase 75,000 shares of the Company's Common Stock for $3.0 million under its stock repurchase plan, and (iii) repay long-term debt of $11.0 million, which included $10.0 million of scheduled payments and optional prepayments of $1.0 million.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the six months ended June 30, 2000 was $77.5 million, or 41.2% of total revenues, compared to $55.2 million, or 37.4% of total revenues for the six months ended June 30, 1999. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods.

Interest rates for the term and revolving credit facilities are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional spread, with the spread dependent upon the Company's leverage ratio. As of June 30, 2000, the spread on the LIBOR rate and the prime rate was 0.50% and 0%, respectively. As of June 30, 2000, the entire amount of the debt was under a one-month LIBOR contract with an interest rate of 7.18% (i.e., LIBOR at 6.68% plus spread of 0.50%), compared to a weighted average rate of 6.55% at December 31, 1999.

In August 1999, the Company's Board of Directors approved a stock repurchase plan which authorized the

Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time to time as market and business conditions warrant. During the six months ended June 30, 2000, the Company repurchased 75,000 shares of Common Stock for approximately $3.0 million ($39.92 per share). The Company has purchased a total of 730,500 shares for approximately $23.2 million (a weighted-average price of $31.81 per share) since the program was announced. The repurchased shares are held as treasury shares.

The Company continues to make significant investments in capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases. The Company had no significant capital commitments as of June 30, 2000. The Company believes that cash generated from operations, together with the current cash and cash equivalents and the amount available under its current revolving credit facility will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, capital expenditures, and stock repurchases for both its short and long-term purposes. The Company also believes it has significant unused borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.


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


AT&T Contract and Merger
------------------------
AT&T completed its merger with Tele-Communications, Inc. (TCI) in March 1999 and has consolidated the TCI operations into AT&T Broadband. During the six months ended June 30, 2000 and 1999, revenues from AT&T and affiliated companies generated under the AT&T Contract represented approximately 45.3% and 43.0% of total revenues, respectively. The AT&T Contract had an original term of 15 years and expires in 2012. The AT&T Contract has minimum financial commitments over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, residential wireline telephony services, and print and mail services. The AT&T Contract contains certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company's products and services include innovations in features and functions that have become standard in the wireline video industry. To date, the Company believes it has complied with the terms of the contract.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

There have been no material changes to the Company's market risks during the six months ended June 30, 2000. See the Company's 1999 10-K for additional discussion regarding the Company's market risks.

                        CSG SYSTEMS INTERNATIONAL, INC.
                         PART II.   OTHER INFORMATION



Item 1-3.  None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           (a) The 2000 annual meeting (the "Annual Meeting") of stockholders of CSG Systems International, Inc. was held on May 19, 2000.

           (b)   The following persons were elected as directors at the Annual
                 Meeting:

                        Class III (term expiring in 2003)
                        ---------------------------------
                        George F. Haddix
                        Neal C. Hansen
                        Frank V. Sica

                 The following directors' term of office continued after the Annual Meeting:

                        Janice I. Obuchowski
                        John P. Pogge
                        Rockwell A. Schnabel
                        Royce J. Holland
                        Bernard W. Reznicek


           (c)   Votes were cast or withheld at the Annual Meeting as follows:

                 (i)    Election of directors:
                        Director              For            Withheld
                        ------------------    ---            --------
                        George F. Haddix      44,164,276      222,539
                        Neal C. Hansen        44,164,196      222,619
                        Frank V. Sica         44,161,437      225,378

                 (ii) Increase the Stock Option Plan for Non-Employee Directors by 250,000 shares:
                        For                 Against             Abstain
                        ---                 -------             -------
                        26,686,267          17,611,194           89,354

Item 5.    None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits

                 10.40* Second Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc., dated April 1, 2000

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

Dated:  August 14, 2000

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



                                    /s/ Randy R. Wiese
                                    --------------------------------------------
                                    Randy R. Wiese
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS




Exhibit
Number        Description
-------       -----------

10.40*        Second Amended and Restated Services Agreement between First Data
                  Technologies, Inc. and CSG Systems, Inc., dated April 1, 2000

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