Form 10-Q
period 2000-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2000-11-14
CIK 1005757

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                             YES   X    NO _____
                                 -----

Shares of common stock outstanding at November 10, 2000:  52,503,957

                        CSG SYSTEMS INTERNATIONAL, INC.

              FORM 10-Q For the Quarter Ended September 30, 2000


                                     INDEX

                                                                                               Page No.
                                                                                               --------
Part I  -   FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Balance Sheets as of September 30, 2000
            and December 31, 1999....................................................                      3

            Condensed Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 2000 and 1999 ................................                      4

            Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2000 and 1999.................................                      5

            Notes to Condensed Consolidated Financial Statements.....................                      6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................                     10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...............                     18


Part II -   OTHER INFORMATION

Item 2.     Legal Proceedings........................................................                     19

Item 6.     Exhibits and Reports on Form 8-K.........................................                     19

            Signatures...............................................................                     20

            Index to Exhibits........................................................                     21

                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                September 30,    December 31,
                                                                                                     2000            1999
                                                                                               ---------------- ---------------
                                       ASSETS                                                    (unaudited)
                                       ------
Current assets:
   Cash and cash equivalents................................................................    $        50,776  $       48,676
   Short-term investments...................................................................             32,958            --
                                                                                               ---------------- ---------------
     Total cash, cash equivalents and short-term investments................................             83,734          48,676
   Accounts receivable-
     Trade-
         Billed, net of allowance of $4,150 and $2,975......................................             93,767          67,477
         Unbilled...........................................................................              4,510           8,311
     Other..................................................................................                905             909
   Deferred income taxes....................................................................              2,437           1,972
   Other current assets.....................................................................              4,787           2,850
                                                                                               ---------------- ---------------
     Total current assets...................................................................            190,140         130,195
                                                                                               ---------------- ---------------
Property and equipment, net of depreciation of $39,332 and $31,864..........................             35,908          26,507
Software, net of amortization of $38,647 and $37,251........................................              4,750           6,145
Noncompete agreements and goodwill, net of amortization of $30,039
  and $29,727...............................................................................              2,039           2,652
Client contracts and related intangibles, net of amortization of
  $27,810 and $24,779.......................................................................             53,413          55,343
Deferred income taxes.......................................................................             48,627          52,845
Other assets................................................................................                766           1,281
                                                                                               ---------------- ---------------
      Total assets..........................................................................    $       335,643  $      274,968
                                                                                               ================ ===============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Current liabilities:
   Current maturities of long-term debt.....................................................    $        24,615  $       21,711
   Customer deposits........................................................................             11,406          10,549
   Trade accounts payable...................................................................             11,228           9,450
   Accrued employee compensation............................................................             14,837          16,386
   Deferred revenue.........................................................................              6,908          16,746
   Accrued income taxes.....................................................................             13,497          11,710
   Other current liabilities................................................................             14,093          11,551
                                                                                               ---------------- ---------------
     Total current liabilities..............................................................             96,584          98,103
                                                                                               ---------------- ---------------
Non-current liabilities:
   Long-term debt, net of current maturities................................................             39,385          59,289
   Deferred revenue.........................................................................                476             714
                                                                                               ---------------- ---------------
     Total non-current liabilities..........................................................             39,861          60,003
                                                                                               ---------------- ---------------
Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
     zero shares issued and outstanding.....................................................               --              --
   Common stock, par value $.01 per share; 100,000,000 shares authorized;
     52,418,089 shares and 51,638,629 shares outstanding ...................................                532             523
   Common stock warrants; 3,000,000 warrants outstanding....................................             26,145          26,145
   Additional paid-in capital...............................................................            157,152         136,373
   Deferred employee compensation...........................................................               --               (48)
   Notes receivable from employee stockholders..............................................                (21)           (115)
   Accumulated other comprehensive income:
     Unrealized loss on short-term investments classified as available-for-sale,
       net of tax...........................................................................                (39)           --
     Cumulative translation adjustments.....................................................               (697)           (120)
   Treasury stock, at cost, 830,986 shares and 722,486 shares...............................            (24,075)        (20,374)
   Accumulated earnings (deficit)...........................................................             40,201         (25,522)
                                                                                               ---------------- ---------------
     Total stockholders' equity ............................................................            199,198         116,862
                                                                                               ---------------- ---------------
     Total liabilities and stockholders' equity.............................................    $       335,643  $      274,968
                                                                                               ================ ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                   (in thousands, except per share amounts)

                                                            Three months ended                Nine months ended
                                                      -----------------------------     -----------------------------
                                                      September 30,   September 30,     September 30,   September 30,
                                                          2000             1999             2000            1999
                                                      -------------   -------------     -------------   -------------
Revenues:
    Processing and related services.................   $  74,622         $  64,625         $ 218,170      $ 187,205
    Software and professional services..............      27,448            19,409            72,025         44,426
                                                       ---------         ---------         ---------      ---------
            Total revenues..........................     102,070            84,034           290,195        231,631
                                                       ---------         ---------         ---------      ---------

Cost of Revenues:
    Cost of processing and related services.........      26,863            24,262            78,948         71,120
    Cost of software and professional services......      11,495            10,279            31,914         25,016
                                                       ---------         ---------         ---------      ---------
            Total cost of revenues..................      38,358            34,541           110,862         96,136
                                                       ---------         ---------         ---------      ---------
Gross margin (exclusive of depreciation)............      63,712            49,493           179,333        135,495
                                                       ---------         ---------         ---------      ---------
Operating expenses:
    Research and development........................      10,687             8,681            30,941         24,518
    Selling, general and administrative.............      12,618            11,622            33,790         33,940
    Depreciation....................................       3,076             2,563             8,850          7,467
                                                       ---------         ---------         ---------      ---------
            Total operating expenses................      26,381            22,866            73,581         65,925
                                                       ---------         ---------         ---------      ---------
Operating income....................................      37,331            26,627           105,752         69,570
                                                       ---------         ---------         ---------      ---------
    Other income (expense):
       Interest expense.............................      (1,455)           (1,657)           (4,478)        (5,690)
       Interest and investment income, net..........       1,683               751             4,301          2,208
       Other........................................         (13)               31               (30)            14
                                                       ---------         ---------         ---------      ---------
            Total other.............................         215              (875)             (207)        (3,468)
                                                       ---------         ---------         ---------      ---------
Income before income taxes..........................      37,546            25,752           105,545         66,102
    Income tax provision............................     (14,118)           (9,691)          (39,822)       (24,966)
                                                       ---------         ---------         ---------      ---------
Net income..........................................   $  23,428         $  16,061         $  65,723      $  41,136
                                                       =========         =========         =========      =========

Basic net income per common share:
   Net income available to common stockholders......   $    0.45         $    0.31         $    1.26      $    0.80
                                                       =========         =========         =========      =========
   Weighted average common shares...................      52,314            51,744            52,109         51,673
                                                       =========         =========         =========      =========

Diluted net income per common share:
   Net income available to common stockholders......   $    0.41         $    0.29         $    1.16      $    0.76
                                                       =========         =========         =========      =========
   Weighted average common shares...................      56,878            54,536            56,873         54,261
                                                       =========         =========         =========      =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (in thousands)

                                                                                                    Nine months ended
                                                                                           ----------------------------------
                                                                                             September 30,      September 30,
                                                                                                 2000               1999
                                                                                           ---------------      -------------
Cash flows from operating activities:
   Net income............................................................................       $ 65,723           $ 41,136
   Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation.......................................................................          8,850              7,467
      Amortization.......................................................................          5,476             11,773
      Deferred income taxes..............................................................          3,777              5,292
      Stock-based employee compensation..................................................             48                220
      Changes in operating assets and liabilities:
       Trade accounts and other receivables, net.........................................        (22,503)           (14,918)
       Other current and noncurrent assets...............................................         (1,969)            (1,581)
       Accounts payable and accrued liabilities..........................................          3,816             12,311
                                                                                                --------           --------
          Net cash provided by operating activities......................................         63,218             61,700
                                                                                                --------           --------

Cash flows from investing activities:
   Purchases of property and equipment, net..............................................        (18,216)            (6,264)
   Purchase of short-term investments....................................................        (33,021)              --
   Conversion and other client incentive payments........................................         (1,100)           (23,482)
                                                                                                --------           --------
          Net cash used in investing activities..........................................        (52,337)           (29,746)
                                                                                                --------           --------

Cash flows from financing activities:
   Proceeds from issuance of common stock................................................         12,335              7,847
   Repurchase of common stock............................................................         (3,659)            (6,545)
   Payments on notes receivable from employee stockholders...............................             81                391
   Payments on long-term debt............................................................        (17,000)           (42,250)
                                                                                                --------           --------
          Net cash used in financing activities..........................................         (8,243)           (40,557)
                                                                                                --------           --------
Effect of exchange rate fluctuations on cash.............................................           (538)               (27)
                                                                                                --------           --------
Net increase (decrease) in cash and cash equivalents.....................................          2,100             (8,630)
Cash and cash equivalents, beginning of period...........................................         48,676             39,593
                                                                                                --------           --------
Cash and cash equivalents, end of period.................................................       $ 50,776           $ 30,963
                                                                                                ========           ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for-
    Interest.............................................................................       $  4,429           $  5,101
    Income taxes.........................................................................       $ 25,783           $ 11,743

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The condensed consolidated financial statements at September 30, 2000, and for the three and nine months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission (the Company's 1999 10-K). The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results for the entire year ending December 31, 2000.


2.   SHORT-TERM INVESTMENTS

During the three months ended September 30, 2000, the Company began investing its excess cash balances in various short-term investments. The Company classifies all of its short-term investments as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Such short-term investments consist primarily of corporate and governmental debt securities (principally commercial paper as of September 30, 2000) which are stated at market value, with unrealized gains and losses on such securities reflected, net of the related income tax effect, as other comprehensive income in stockholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of the securities.
There were no realized gains or losses on these securities during the three months ended September 30, 2000. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities and provide a means to access such funds if needed; therefore, all securities are considered to be available-for-sale and are classified as current assets.


3.   STOCKHOLDERS' EQUITY

Common Stock Warrants. During the nine months ended September 30, 2000, AT&T held 3.0 million warrants to purchase the Company's Common Stock at an exercise price of $12 per share. See additional discussion of the Common Stock Warrants in the Company's 1999 10-K.

Stock Repurchase Program. In August 1999, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time to time as market and business conditions warrant. This program represents approximately 10% of the Company's outstanding shares. During the three months ended September 30, 2000, the Company repurchased 15,000 shares under the program for approximately $671,000 ($44.73 per share). During the three months ended March 31, 2000, the Company repurchased 75,000 shares of Common Stock for approximately $3.0 million ($39.92 per share). As of September 30, 2000, the Company has purchased a total of 745,500 shares for approximately $23.9 million (a weighted-average price of $32.07 per share) since the program was announced. The repurchased shares are held as treasury shares.

Income Tax Benefit from Exercise of Stock Options. Income tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced accrued income taxes by

$2.3 million and $0.9 million for the three months ended September 30, 2000 and 1999, and $8.5 million and $3.0 million for the nine months ended September 30, 2000 and 1999, respectively. Such benefits were recorded as an increase to additional paid-in capital and are included in net cash provided by operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

Subsequent Event. On October 30, 2000, the Company executed a Warrant Exercise and Stock Purchase Agreement with AT&T for 1.0 million shares. See Note 9 for additional discussion of the agreement and related transactions.


4.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is consistent with the calculation of basic net income per common share while giving effect to dilutive potential common shares outstanding during the period. Basic and diluted earnings per share ("EPS") are presented on the face of the Company's Condensed Consolidated Statements of Income. No reconciliation of the EPS numerator is necessary as the basic and diluted net income available to common stockholders is the same for all periods presented. The reconciliation of the EPS denominator is as follows (in thousands):

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
                                                                  -------------                 -------------
                                                                2000          1999           2000           1999
                                                                ----          ----           ----           ----
     Basic common shares outstanding...................        52,314        51,744         52,109         51,673
     Dilutive effect of common stock options...........         2,289         1,443          2,485          2,138
     Dilutive effect of common stock warrants..........         2,275         1,349          2,279            450
                                                               ------        ------         ------         ------
     Diluted common shares outstanding.................        56,878        54,536         56,873         54,261
                                                               ======        ======         ======         ======

Common Stock options of 140,000 shares and 2,099,150 shares for the three months ended September 30, 2000 and 1999, and 125,000 shares and 556,150 shares for the nine months ended September 30, 2000 and 1999, respectively, have been excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods.

The diluted potential common shares related to the Common Stock warrants were excluded from the computation of diluted common shares outstanding for the six months ended June 30, 1999, as the warrants were not considered exercisable until the third quarter of 1999. During the three and nine months ended September 30, 2000, all of the 3.0 million warrants were considered exercisable.

5.   COMPREHENSIVE INCOME

The Company's components of comprehensive income were as follows (in thousands):

                                        Three Months Ended              Nine Months Ended
                                           September 30,                  September 30,
                                           -------------                  -------------
                                       2000             1999           2000           1999
                                       ----             ----           ----           ----
Net income....................        $23,428          $16,061        $65,723        $41,136
Other comprehensive income,
   net of tax, if any:
   Foreign currency
    translation
     adjustments..............           (174)             290           (577)           (17)
   Unrealized loss on
     short-term investments...            (39)             ---            (39)           ---
                                      -------          -------        -------        -------

Comprehensive income..........        $23,215          $16,351        $65,107        $41,119
                                      =======          =======        =======        =======

6.   RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Certain September 30, 1999 amounts have been reclassified to conform with the September 30, 2000 presentation.


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


8.   ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This SAB provides additional guidance on revenue recognition criteria and related disclosure requirements. This SAB is effective for the Company in the fourth quarter of 2000, with retroactive application to January 1, 2000. Adoption of this SAB is not expected to have a significant effect on the Company's consolidated financial statements.


9.   SUBSEQUENT EVENT - WARRANT EXERCISE AND STOCK REPURCHASE

On October 30, 2000, the Company executed a Warrant Exercise and Stock Purchase Agreement with AT&T. Under the agreement, AT&T exercised its right to purchase
1.0 million shares of the Company's Common Stock at an exercise price of $12 per share, for a total exercise price of $12.0 million. Immediately following the exercise of the warrant, the Company repurchased the 1.0 million shares at $47.42 per share (an average of the closing price over the five-day trading period ended October 26, 2000), for a total repurchase price of $47.4 million. As a result, the net cash outlay paid to AT&T for this transaction was $35.4 million. The net repurchase price was funded from the Company's current cash and short-term investment balances.

The 1.0 million shares repurchased from AT&T are intended to be held as treasury shares by the Company. These shares were repurchased under the guidelines of the Company's stock repurchase program. Including the repurchase of these 1.0 million shares, the total shares repurchased under the Company's program since its inception in August 1999 is 1.75 million shares, at a total repurchase price of $71.3 million (a weighted-average price of $40.86 per share). The Company is authorized to repurchase up to a total of 5.0 million shares under its stock repurchase program.

After this transaction, AT&T still holds warrants to purchase up to 2.0 million additional shares of the Company's Common Stock, with an exercise price of $12 per share. These warrants are exercisable until September 19, 2002, at which time the warrants expire.

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                                   Three months ended September 30,             Nine months ended September 30,
                                             --------------------------------------------  -----------------------------------------
                                                      2000                  1999                   2000                 1999
                                             ---------------------- ---------------------  --------------------- -------------------
                                                           % of                   % of                   % of                   % of
                                               Amount     Revenue     Amount    Revenue      Amount    Revenue     Amount    Revenue
                                             ---------   ---------- ----------- ---------  ---------  ----------  --------   -------
Revenues:
 Processing and related services...........  $  74,622       73.1%  $  64,625       76.9%  $ 218,170       75.2%  $ 187,205    80.8%
 Software and professional services........     27,448       26.9      19,409       23.1      72,025       24.8      44,426    19.2
                                             ---------   --------   ---------   --------   ---------  ---------   ---------  ------
           Total revenues..................    102,070      100.0      84,034      100.0     290,195      100.0     231,631   100.0
                                             ---------   --------   ---------   --------   ---------  ---------   ---------  ------

Cost of Revenues:
 Cost of processing and related services...     26,863       26.3      24,262       28.9      78,948       27.2      71,120    30.7
 Cost of software and professional
   services................................     11,495       11.3      10,279       12.2      31,914       10.9      25,016    10.8
                                             ---------   --------   ---------   --------   ---------  ---------   ---------  ------
           Total cost of revenues..........     38,358       37.6      34,541       41.1     110,862       38.1      96,136    41.5
                                             ---------   --------   ---------   --------   ---------  ---------   ---------  ------
Gross margin (exclusive of depreciation)...     63,712       62.4      49,493       58.9     179,333       61.8     135,495    58.5
                                             ---------   --------   ---------   --------   ---------  ---------   ---------  ------
Operating expenses:
 Research and development..................     10,687       10.5       8,681       10.3      30,941       10.7      24,518    10.6
 Selling, general and administrative.......     12,618       12.3      11,622       13.9      33,790       11.5      33,940    14.7
 Depreciation..............................      3,076        3.0       2,563        3.0       8,850        3.0       7,467     3.2
                                             ---------   --------   ---------   --------   ---------  ---------   ---------  ------
      Total operating expenses.............     26,381       25.8      22,866       27.2      73,581       25.2      65,925    28.5
                                             ---------   --------   ---------   --------   ---------  ---------   ---------  ------
Operating income...........................     37,331       36.6      26,627       31.7     105,752       36.6      69,570    30.0
                                             ---------   --------   ---------   --------   ---------  ---------   ---------  ------
 Other income (expense):
  Interest expense.........................     (1,455)      (1.4)     (1,657)      (2.0)     (4,478)      (1.5)     (5,690)   (2.5)
  Interest and investment income, net......      1,683        1.6         751        0.9       4,301        1.5       2,208     1.0
  Other....................................        (13)        --          31          -         (30)         -          14       -
                                             ---------   --------   ---------   --------   ---------  ---------   ---------  ------
    Total other............................        215        0.2        (875)      (1.1)       (207)         -      (3,468)   (1.5)
                                             ---------   --------   ---------   --------   ---------  ---------   ---------  ------
Income before income taxes.................     37,546       36.8      25,752       30.6     105,545       36.6      66,102    28.5
  Income tax provision.....................    (14,118)     (13.8)     (9,691)     (11.5)    (39,822)     (13.7)    (24,966)  (10.8)
                                             ---------   --------   ---------   --------   ---------  ---------   ---------  ------
Net income.................................  $  23,428       23.0%  $  16,061       19.1%  $  65,723       22.9%  $  41,136    17.7%
                                             =========   ========   =========   ========   =========  =========   =========  =======

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues. Total revenues for the three months ended September 30, 2000, increased 21.5% to $102.1 million, from $84.0 million for the three months ended September 30, 1999.

Revenues from processing and related services for the three months ended September 30, 2000, increased 15.5% to $74.6 million, from $64.6 million for the three months ended September 30, 1999. Of the total increase in revenue, approximately 53% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 47% was due to increased revenue per customer. Customers serviced as of September 30, 2000 and 1999, respectively, were 34.8 million and 32.7 million, an increase of 6.5%. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's
systems, and internal customer growth experienced by existing clients.   From
July 1, 2000 through September 30, 2000, the Company converted and processed approximately 650,000 new customers on its systems.

Revenues from software and professional services for the three months ended September 30, 2000, increased 41.4% to $27.4 million, from $19.4 million for the three months ended September 30, 1999. The Company sells its software products and professional services principally to its existing client base to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of its clients' operations, and (iii) allow clients to effectively rollout new products and services to new and existing markets. The increase in revenue between years relates to the continued strong demand for the Company's existing software products and the rollout of additional new products and services to meet the changing needs of the Company's client base.

Total annualized domestic revenue per customer account for the third quarter of 2000 was $11.71, compared to $10.16 for the same period in 1999, an increase of 15.3%. Revenue per customer increased primarily due to increased software sales to new and existing clients, and to a lesser degree, increased processing revenue per customer, as follows:

                                                        Three Months
                                                      Ended September 30
                                                      ------------------
                                                        2000        1999
                                                        ----        ----

     Processing and related services...............   $ 8.59      $ 8.05
     Software and professional services............     3.12        2.11
                                                      ------      ------
          Total....................................   $11.71      $10.16
                                                      ======      ======

Cost of Processing and Related Services. Direct processing costs as a percentage of related processing revenues were 36.0% (64.0% gross margin) for the three months ended September 30, 2000, compared to 37.5% (62.5% gross margin) for the three months ended September 30, 1999. The decrease in costs as a percentage of related revenues between periods relates primarily to (i) the Company's continued focus on cost controls and cost reductions within its core processing business, and (ii) a decrease in amortization of client contracts from the CSG Acquisition, which became fully amortized as of November 30, 1999. Such amortization was $0.75 million for the third quarter of 1999.

Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 41.9% (58.1% gross margin) for the three months ended September 30, 2000, compared to 53.0% (47.0% gross margin) for the three months ended September 30, 1999. The improvement between periods relates primarily to (i) better overall leveraging of costs as a result of higher software and professional services revenues for the quarter, and (ii) the timing of the sales cycle for new products and services.

Gross Margin. Overall gross margin for the three months ended September 30, 2000, increased 28.7% to $63.7 million, from $49.5 million for the three months ended September 30, 1999, due primarily to revenue growth. The overall gross margin percentage increased to 62.4% for the three months ended September 30, 2000, compared to 58.9% for the three months ended September 30, 1999. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for software and professional services due to the factors discussed above.

Research and Development Expense. Research and development (R&D) expense for the three months ended September 30, 2000, increased 23.1% to $10.7 million, from $8.7 million for the three months ended September 30, 1999. As a percentage of total revenues, R&D expense increased to 10.5% for the three months ended September 30, 2000, from 10.3% for the three months ended September 30, 1999. The Company did not capitalize any software development costs during the three months ended September 30, 2000 and 1999.

The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The Company's development efforts for the third quarter of 2000 were focused primarily on the development of products to:

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

Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expense for the three months ended September 30, 2000, increased 8.6% to $12.6 million, from $11.6 million for the three months ended September 30, 1999. As a percentage of total revenues, SG&A expense decreased to 12.3% for the three months ended September 30, 2000, from 13.9% for the three months ended September 30, 1999. The increase in SG&A expense relates primarily to the continued expansion of the Company's management and administrative staff and other administrative costs to support the Company's overall growth, offset by a decrease related to the noncompete agreement from the CSG Acquisition becoming fully amortized as of November 30, 1999 (such amortization was $1.2 million for the third quarter of 1999).

Depreciation Expense. Depreciation expense for the three months ended September 30, 2000, increased 20.0% to $3.1 million, from $2.6 million for the three months ended September 30, 1999. The increase in expense relates to capital expenditures made during the last three months of 1999 and the first nine months of 2000 in support of the overall growth of the Company, consisting principally of (i) computer hardware and related equipment, (ii) statement processing equipment, and (iii) facilities expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the three months ended September 30, 2000, was $37.3 million or 36.6% of total revenues, compared to $26.6 million or 31.7% of total revenues for the three months ended September 30, 1999. The increase between years relates to the factors discussed above.

Interest Expense. Interest expense for the three months ended September 30, 2000, decreased 12.2% to $1.5 million, from $1.7 million for the three months ended September 30, 1999, with the decrease attributable primarily to (i) scheduled principal payments on the Company's long-term debt, and (ii) optional prepayments on long-term debt during 1999. The balance of the Company's long-term debt as of September 30, 2000, was $64.0 million, compared to $86.0 million as of September 30, 1999, a decrease of $22.0 million.

Interest and Investment Income. Interest and investment income for the three months ended September 30, 2000, increased 124.1% to $1.7 million, from $0.8 million for the three months ended September 30, 1999, with the increase attributable primarily to an increase in operating funds available for investment.

Income Tax Provision. For the three months ended September 30, 2000, the Company recorded an income tax provision of $14.1 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 2000. The Company's effective income tax rate for 1999 was also approximately 38%. As of September 30, 2000, management continues to believe that sufficient taxable income will be generated to realize the entire benefit of its deferred tax assets. The Company's assumptions of future profitable operations are supported by its strong operating performances over the last several years.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues. Total revenues for the nine months ended September 30, 2000, increased 25.3% to $290.2 million, from $231.6 million for the nine months ended September 30, 1999.

Revenues from processing and related services for the nine months ended September 30, 2000, increased 16.5% to $218.2 million, from $187.2 million for the nine months ended September 30, 1999. Of the total increase in revenue, approximately 65% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 35% was due to increased revenue per customer. The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and internal customer growth experienced by existing clients. From January 1, 2000 through September 30, 2000, the Company converted and processed approximately 900,000 new customers on its systems.

Revenues from software and professional services for the nine months ended September 30, 2000, increased 62.1% to $72.0 million, from $44.4 million for the nine months ended September 30, 1999. The Company sells its software products and professional services principally to its existing client base to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of its clients' operations, and (iii) allow clients to effectively rollout new products and services to new and existing markets. The increase in revenue between years relates to the continued strong demand for the Company's existing software products and the rollout of additional new products and services to meet the changing needs of the Company's client base.

Total annualized domestic revenue per customer account for the nine months ended September 30, 2000 was $11.20, compared to $9.59 for the same period in 1999, an increase of 16.8%. Revenue per customer increased primarily due to increased software sales to new and existing clients, and to a lesser degree, increased processing revenue per customer, as follows:

                                                             Nine Months
                                                          Ended September 30
                                                          ------------------
                                                              2000      1999
                                                              ----      ----
     Processing and related services..................      $ 8.44    $ 8.03
     Software and professional services...............        2.76      1.56
                                                            ------    ------
          Total.......................................      $11.20    $ 9.59
                                                            ======    ======

Cost of Processing and Related Services. Direct processing costs as a percentage of related processing revenues were 36.2% (63.8% gross margin) for the nine months ended September 30, 2000, compared to 38.0% (62.0% gross margin) for the nine months ended September 30, 1999. The decrease in costs as a percentage of related revenues between periods relates primarily to (i) the Company's continued focus on cost controls and cost reductions within its core processing business, and (ii) a decrease in amortization of client contracts from the CSG Acquisition, which became fully amortized as of November 30, 1999. Such amortization was $2.3 million for the nine months ended September 30, 1999.

Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 44.3% (55.7% gross margin) for the nine months ended September 30, 2000, compared to 56.3% (43.7% gross margin) for the nine months ended September 30, 1999. The improvement between periods relates primarily to (i) better overall leveraging of costs as a result of higher software and professional services revenues for the period, and
(ii) the timing of the sales cycle for new products and services.

Gross Margin. Overall gross margin for the nine months ended September 30, 2000, increased 32.4% to $179.3 million, from $135.5 million for the nine months ended September 30, 1999, due primarily to revenue growth. The overall gross margin percentage increased to 61.8% for the nine months ended September 30, 2000, compared to 58.5% for the nine months ended September 30, 1999. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for software and professional services due to the factors discussed above.

Research and Development Expense. R&D expense for the nine months ended September 30, 2000, increased 26.2% to $30.9 million, from $24.5 million for the nine months ended September 30, 1999. As a percentage of total revenues, R&D expense increased to 10.7% for the nine months ended September 30, 2000, from 10.6% for the nine months ended September 30, 1999. The Company did not capitalize any software development costs during the nine months ended September 30, 2000 and 1999.

The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The Company's development efforts for the nine months ended September 30, 2000 were focused primarily on the development of products to:

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

Selling, General and Administrative Expense. SG&A expense for the nine months ended September 30, 2000, decreased 0.4% to $33.8 million, from $33.9 million for the nine months ended September 30, 1999. As a percentage of total revenues, SG&A expense decreased to 11.5% for the nine months ended September 30, 2000, from 14.7% for the nine months ended September 30, 1999. The decrease in SG&A expense relates primarily to the noncompete agreement from the CSG Acquisition becoming fully amortized as of November 30, 1999 (such amortization was $3.5 million for the nine months ended September 30, 1999), offset by an increase in certain SG&A expenses related primarily to the continued expansion of the Company's management and administrative staff and other administrative costs to support the Company's overall growth.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2000, increased 18.5% to $8.9 million, from $7.5 million for the nine months ended September 30, 1999. The increase in expense relates to capital expenditures made during 1999 and the first nine months of 2000 in support of the overall growth of the Company, consisting principally of (i) computer hardware and related equipment, (ii) statement processing equipment, and (iii) facilities expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the nine months ended September 30, 2000, was $105.8 million or 36.6% of total revenues, compared to $69.6 million or 30.0% of total revenues for the nine months ended September 30, 1999. The increase between years relates to the factors discussed above.

Interest Expense. Interest expense for the nine months ended September 30, 2000, decreased 21.3% to $4.5 million, from $5.7 million for the nine months ended September 30, 1999, with the decrease attributable primarily to (i) scheduled principal payments on the Company's long-term debt, and (ii) optional prepayments on long-term debt during 1999.

Interest and Investment Income. Interest and investment income for the nine months ended September 30, 2000, increased 94.8% to $4.3 million, from $2.2 million for the nine months ended September 30, 1999, with the increase attributable primarily to an increase in operating funds available for investment.

Income Tax Provision. For the nine months ended September 30, 2000, the Company recorded an income tax provision of $39.8 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 2000. The Company's effective income tax rate for 1999 was also approximately 38%.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
As of September 30, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $83.7 million. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion regarding short-term investments. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At September 30, 2000, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002.

As of September 30, 2000 and December 31, 1999, respectively, the Company had $93.8 million and $67.5 million in net billed trade accounts receivable. The increase between periods relates primarily to continued revenue growth and the timing of billings and collections. The Company's billed trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average net billed trade accounts receivable balance for the period. The Company's DBO calculations for the quarters ended September 30, 2000 and 1999 were 59 days and 50 days, respectively. The Company's target range for DBOs is 55 to 60 days.

Total deferred revenues decreased by approximately $10.1 million from December 31, 1999 to September 30, 2000, due primarily to performance on several contracts during the first quarter that had previously been signed and billed in the latter part of 1999. The deferred revenue balance decreased by approximately $1.7 million from June 30, 2000, with the decrease primarily related to the recognition of software maintenance fees, which are generally billed on an annual basis at the beginning of the year and then recognized ratably over the year as the services are performed.

During the nine months ended September 30, 2000, the Company generated $63.2 million of net cash flow from operating activities. Cash generated from these sources and the proceeds of $12.3 million from the issuance of common stock through the Company's stock incentive plans were used to (i) fund capital expenditures of $18.2 million, (ii) purchase short-term investments of $33.0 million, (iii) pay a conversion bonus of $1.1 million, (iv) repurchase 90,000 shares of the Company's Common Stock for $3.7 million under its stock repurchase program, and (v) repay long-term debt of $17.0 million, which included $15.7 million of scheduled payments and optional prepayments of $1.3 million.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 2000 was $119.6 million, or 41.2% of total revenues, compared to $88.2 million, or 38.1% of total revenues for the nine months ended September 30, 1999. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods.

Interest rates for the term and revolving credit facilities are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional spread, with the spread dependent upon the Company's leverage ratio. As of September 30, 2000, the spread on the LIBOR rate and the prime rate was 0.50% and 0%, respectively. As of September 30, 2000, the entire amount of the debt was under a one-month LIBOR contract with an interest rate of 7.12% (i.e., LIBOR at 6.62% plus spread of 0.50%), compared to a weighted average rate of 6.55% at December 31, 1999.

In August 1999, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time to time as market and business conditions warrant. During the nine months ended September 30, 2000, the Company repurchased 90,000 shares of Common Stock for approximately $3.7 million ($40.73 per share). As of September 30, 2000, the Company had purchased a total of 745,500 shares for approximately $23.9 million (a weighted-average price of $32.07 per share) since the program was announced. The repurchased shares are held as treasury shares.

On October 30, 2000, the Company executed a Warrant Exercise and Stock Purchase Agreement with AT&T. Under the agreement, AT&T exercised its right to purchase
1.0 million shares of the Company's Common Stock at an exercise price of $12 per share, for a total exercise price of $12.0 million. Immediately following the exercise of the warrant, the Company repurchased the 1.0 million shares at $47.42 per share (an average of the closing price over the five-day trading period ended October 26, 2000), for a total repurchase price of $47.4 million. As a result, the net cash outlay paid to AT&T for this transaction was $35.4 million. See Note 9 to the Condensed Consolidated Financial Statements for additional discussion of the warrant exercise and stock repurchase.

The Company continues to make significant investments in capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases. The Company had no significant capital commitments as of September 30, 2000. The Company believes that cash generated from operations, together with the current cash, cash equivalents, and short-term investments, and the amount available under its current revolving credit facility will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, capital expenditures, and stock repurchases for both its short and long-term purposes. The Company also believes it has significant unused borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.


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


AT&T Demand for Arbitration
----------------------------
On September 27, 2000, the Company received a Demand for Arbitration from AT&T relating to the Master Subscriber Management System Agreement (the AT&T Contract) the companies entered into in 1997. The arbitration demand contained three claims. First, AT&T claimed that the Company had failed to fulfill certain of its obligations under the contract with respect to telephony software and services. Second, AT&T asked for a declaratory judgment that the exclusivity clause of the contract does not apply to customers that were acquired by AT&T after execution of the agreement with the Company. Third, AT&T claimed that the Company had breached the Most Favored Nation clause of the agreement.

On October 10, 2000, AT&T agreed to dismiss with prejudice its Demand for Arbitration with the Company. In connection with the dismissal, the companies agreed to amend the AT&T Contract. A copy of the amendment is included in the accompanying Exhibits to this Form 10-Q. The amendment includes, among other things, the following significant items:

     . AT&T agreed to use its best efforts to convert 90 percent of the acquired MediaOne Group, Inc. (MediaOne) video and high-speed data customers to the Company's processing system by December 31, 2001, and the remaining 10 percent by June 30, 2002. Excluded from this obligation are any such customers that are sold or exchanged (or under contract to do the same) by AT&T prior to December 31, 2001. The Company expects to start converting the MediaOne customers onto its systems in the first quarter of 2001.
     . Once AT&T is processing certain incremental customers on the Company's system, AT&T shall benefit from specified, tiered processing fees. The Company does not believe this pricing change will have a material impact to its annual processing revenue per customer account.
     . The Company waived certain exclusivity rights pertaining to residential wireline telephony (i.e., AT&T's cable telephony initiative). The Company believes AT&T is in the process of determining its overall cable telephony architecture in support of its rollout efforts, and wanted more flexibility to determine which vendors should participate in that strategy. Until July 10, 2001, CSG has agreed to provide assistance in migrating AT&T's cable telephony customers (currently processed on the Company's systems) to the customer care and billing system of AT&T's designated third party, if any. The Company does not believe the loss of the AT&T cable telephony processing business would have a material impact on the Company's results of operations.
     . AT&T purchased expanded software licenses for the Company's call center and workforce automation applications. AT&T is expected to use the additional software licenses over the next 12 months as part of their rollout of these software products to support more markets and the conversion of the MediaOne customers to the Company's processing system.

Dependence on AT&T
------------------
AT&T completed its merger with Tele-Communications, Inc. (TCI) in March 1999 and recently completed its merger with MediaOne. During the nine months ended September 30, 2000 and 1999, revenues from AT&T and affiliated companies generated under the AT&T Contract represented approximately 47.4% and 47.5% of total revenues, respectively. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one customer. One such risk is that, should AT&T's business generally decline or not grow as rapidly as anticipated, it would have a material impact on the Company's results of operations.

Contract Rights and Obligations (as amended on October 10, 2000)
----------------------------------------------------------------
The AT&T Contract expires in 2012. The AT&T Contract has minimum financial commitments over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, and print and mail services. The AT&T Contract contains certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company's products and services include innovations in features and functions that have become standard in the wireline video industry.

The Company expects to perform successfully under the AT&T Contract, and is hopeful that it can continue to sell products and services to AT&T that are in excess of the minimum financial commitments and exclusive rights included in the contract. Should the Company fail to meet its obligations under the AT&T Contract, and should AT&T be successful in any action to either terminate the AT&T Contract in whole or in part, or collect damages caused by an alleged breach, it would have a material impact on the Company's results of operations.

See Notes 3 and 9 to the Condensed Consolidated Financial Statements for discussion regarding the Company's Common Stock Warrants held by AT&T.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
There have been no material changes to the Company's market risks during the nine months ended September 30, 2000. See the Company's 1999 10-K for additional discussion regarding the Company's market risks.

                        CSG SYSTEMS INTERNATIONAL, INC.
                         PART II.   OTHER INFORMATION


Item 1.   None.

Item 2.   Legal Proceedings.

On September 27, 2000, the Company received a Demand for Arbitration from AT&T relating to the Master Subscriber Management System Agreement (the AT&T Contract) the companies entered into in 1997. The arbitration demand contained three claims. First, AT&T claimed that the Company had failed to fulfill certain of its obligations under the contract with respect to telephony software and services. Second, AT&T asked for a declaratory judgment that the exclusivity clause of the contract does not apply to customers that were acquired by AT&T after execution of the agreement with the Company. Third, AT&T claimed that the Company had breached the Most Favored Nation clause of the agreement.

On October 10, 2000, AT&T agreed to dismiss with prejudice its Demand for Arbitration with the Company. In connection with the dismissal, the companies agreed to amend the AT&T Contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of this matter.

Item 3-5. None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               2.19L* Forty-Ninth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation dated October 10, 2000

               10.14A First Amendment to Employment Agreement with Neal C. Hansen, dated June 30, 2000

               10.47 Employment Agreement with J. Richard Abramson, dated August 17, 2000

               27.01   Financial Data Schedule (EDGAR Version only)

               99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

         (b)   Reports on Form 8-K

               Form 8-K dated September 28, 2000, under Item 5, Other Events, was filed with the Securities and Exchange Commission which included a press release dated September 28, 2000. The press release announced that the Company had received a Demand for Arbitration from AT&T related to a Master Subscriber Management System Agreement the companies entered into in 1997.

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

Dated:  November 14, 2000

                                    CSG SYSTEMS INTERNATIONAL, INC.


                                    /s/ Neal C. Hansen
                                    --------------------------------------
                                    Neal C. Hansen
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Peter E. Kalan
                                    ------------------------------
                                    Greg A. Parker
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Randy R. Wiese
                                    --------------------------------------
                                    Randy R. Wiese
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS


Exhibit
Number                     Description
------                     -----------

2.19L*    Forty-Ninth Amendment to Restated and Amended CSG Master Subscriber
               Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation dated October 10, 2000

10.14A    First Amendment to Employment Agreement with Neal C. Hansen, dated
               June 30, 2000

10.47     Employment Agreement with J. Richard Abramson, dated August 17, 2000

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