Form 10-K
period 2000-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2001-03-30
CIK 1005757

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

                  For the fiscal year ended December 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on January 31, 2001 was $1,589,472,740.

  Shares of common stock outstanding at March 23, 2001: 52,386,958.

                      DOCUMENTS INCORPORATED BY REFERENCE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
  Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be filed on or prior to April 30, 2001, are incorporated by reference into Part III of the Form 10-K.

                        CSG SYSTEMS INTERNATIONAL, INC.

                                 2000 FORM 10-K

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 PART I
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................     8
 Item 3.  Legal Proceedings..............................................     9
 Item 4.  Submission of Matters to a Vote of Security Holders............     9

 PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters........................................................    11
 Item 6.  Selected Financial Data........................................    12
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    14
 Item 8.  Financial Statements and Supplementary Data....................    26
          Changes in and Disagreements With Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    46

 PART III
 Item 10. Directors and Executive Officers of the Registrant.............    46
 Item 11. Executive Compensation.........................................    46
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    46
 Item 13. Certain Relationships and Related Transactions.................    46

 PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K..............................................................    46
 Signatures...............................................................   47

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

Company Overview

  The Company provides customer care and billing solutions worldwide for the converging communications markets, including cable television, direct broadcast satellite ("DBS"), telephony, on-line services and others. The Company's products and services enable its clients to focus on their core businesses, improve customer service, enter new markets and operate more efficiently. The Company offers its clients a full suite of processing and related services, and software and professional services which automate customer care and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing, management reporting, and customer analysis for target marketing. The Company's products and services combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture. The Company generated revenue of $398.9 million in 2000 compared to $322.2 million in 1999, an increase of 24%, and revenue grew at a compound annual growth rate of 32% over the five-year period ended December 31, 2000.

  The Company has established a leading presence by developing strategic relationships with major participants in the cable television and DBS industries, and derived approximately 78% and 16% of its total revenues in 2000 from U.S. cable television and U.S. and Canadian DBS providers, respectively. The Company provides customer care and billing to one-third of the households in the U.S. During 2000 and 1999, the Company derived approximately 74% and 79%, respectively, of its total revenues from processing and related services. Total domestic customer accounts on the Company's processing system as of December 31, 2000 were 35.8 million, compared to 33.8 million as of December 31, 1999, an increase of 6%. The Company converted approximately 1.25 million new customer accounts onto its processing system during 2000. The Company received $8.42 in processing revenue per video account in 2000 compared to $8.03 in 1999, and $5.05 in processing revenue per Internet account in 2000 compared to $4.71 per account in the previous year.

  The convergence of communications markets and growing competition are increasing the complexity and cost of managing the interaction between communications companies and their customers. Customer care and billing systems coordinate all aspects of the customer's interaction with a communication company, from initial set-up and activation, to service activity monitoring, through billing and accounts receivable management. The growing complexity of communications services and the manner in which they are packaged and priced has created increased demand for customer care and billing systems which deliver enhanced flexibility and functionality. Because of the significant level of technological expertise and capital resources required to develop and implement such systems successfully, the majority of cable television, DBS, and wireless service providers have elected to outsource customer care and billing.

AT&T Contract and Asset Acquisition

  In September 1997, the Company purchased certain software technology assets that were in development from Tele-Communications, Inc. ("TCI") and entered into a 15-year exclusive contract with a TCI affiliate to consolidate all TCI customers onto the Company's customer care and billing system. In March 1999, AT&T completed its merger with TCI and consolidated the TCI operations into AT&T Broadband ("AT&T"). The

Company continues to service AT&T under the terms of the 15-year processing contract (the "AT&T Contract"). The Company generates a significant portion of its total revenues under the AT&T Contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the AT&T Contract and the Company's business relationship with AT&T.

Growth Strategy

  The Company's growth strategy is designed to provide revenue and profit growth. The key elements of the strategy include:

  Expand Core Processing Business. The Company will continue to leverage its investment and expertise in high-volume transaction processing to expand its processing business. The processing business provides highly predictable recurring revenues through multi-year contracts with a client base that includes leading communications service providers in growing markets. The Company increased the number of customers processed on its systems from 18.0 million as of December 31, 1995 to 35.8 million as of December 31, 2000, a compound annual growth rate for this period of 15%. The Company provides a full suite of customer care and billing products and services that combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

  Introduce New Products and Services. The Company has a significant installed client base to which it can sell additional value-added products and services. The Company received $8.42 in processing revenue per video account in 2000 compared to $7.53 in 1998, and $5.05 in processing revenue per Internet account in 2000 compared to $3.75 per account in 1998. The increase in processing revenue per account relates primarily to (i) increased usage of ancillary services by clients, (ii) the introduction of new products and services, and (iii) price increases included in client contracts. In addition, the Company continues to roll out new software applications and provide professional services to enhance and extend the functionality of its customer care and billing solution and also to support the Company's clients' initiatives for new revenue opportunities. Software and professional services revenues were $104.1 million in 2000 compared to $44.8 million in 1998. This increase relates primarily to higher demand for the Company's customer relationship management, call center, and workforce automation software applications.

  Enter New Markets. As communications markets converge, the Company's products and services can facilitate efficient entry into new markets by existing or new clients. For example, as the cable television providers expand into on-line services, the Company will offer the customer care and billing solutions necessary to meet their needs. The Company plans to enter new markets, such as the HSD/ISP and Internet protocol ("IP") markets, that with new and/or acquired technology, or modifications to the Company's existing technology, could be served by the Company's customer care and billing solutions.

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

  Pursue International Opportunities. The Company's business strategy includes a commitment to the marketing of its products and services internationally, and the Company has acquired and established operations outside of the U.S.

CSG Products and Services

  A background in high-volume transaction processing, complemented with world-class applications software, allows CSG to offer the most comprehensive, pre-integrated products and services to the communications market, serving video, data and voice providers and handling all aspects of the customer lifecycle. Since 1995, CSG has invested an average of 12% of revenues in R&D. This has allowed the Company to increase its offering from two products to more than 20. Listed below are several of the key products offered by the Company.

  Communications Control System (CCS(R)) is the Company's core customer care and billing system. CCS can handle more than 100 million customer accounts without significant capital investments by the Company. CCS lets customer service representatives ("CSRs") enroll new customers, modify services for current customers, schedule installation and repairs, and process billing.

  Advanced Customer Service Representative(R) (ACSR(R)) is a Windows-based software program that provides CSRs with a complete view of a customer's account, easily showing all the customer's services. Add-on modules include: Computer Based Training--a tutorial system; and Application Object Interface--which develops customized applications and requests special status updates from the ACSR system.

  CSG Vantage(R) allows clients to collect and leverage marketing and consumer behavior information to offer specific package pricing and discounts to their customers.

  Enhanced Statement Presentation(R) (ESP(R)) lets clients tailor logos, graphics, and messages on customer invoices--turning a monthly bill into an easy-to-read communications and marketing tool.

  Customer Interaction Tracking(R) (CIT(R)) captures customer-related interactions, tracking customers by type and subject, and featuring a planner for scheduling follow-ups and reminders.

  ACSR-T, is a telephony billing solution that allows providers to offer this line of business via a single billing platform. Through a flexible platform, it integrates ordering and provisioning functions, and offers robust call rating capability.

  CSG High Speed Data enables providers to offer, enroll and service customers of this line of business via a single billing platform. Its specialized functionality helps CSRs reduce average call times and improve customer service.

  Financial Services is a group of financial applications that automates credit verification, certain accounts receivable functions and payment methods via the CSR's desktop. The applications include:

    Credit Verification Service/Risk Management System that automates risk assessment, reducing financial risk by identifying high-risk customers.

    Paybill Advantage(R) lets customers have their bills automatically debited from their checking accounts.

    Credit Card Processing Services uses a one-time or recurring credit card transaction to automatically collect payments for monthly services and special circumstances, such as a delinquent customer.

    Collections Service automates the accounts receivable and collections systems for clients, increasing recovery rates and reducing costs.

    Cash Register Receipts allows for enhanced handling of front counter and payment center transactions.

  Call Center ExpressSM is a suite of products that promotes customer self-care and improves CSR efficiency. The following are applications included in this suite:

    CSG Info Express(TM) allows customers to use interactive voice response ("IVR") technology to complete certain tasks such as checking account balances or ordering a pay-per-view event. It helps to reduce staffing requirements and decrease customer wait times.

    CSG Screen Express(R) helps to reduce customer call times via instant messaging directly to call center CSR's desktops. Additionally, this product delivers real-time call center performance indicators such as call hold times and number of calls in queue.

    CSG Statement Express(R) presents the statement image via an online viewing system allowing the CSR to save time when assisting customers with bills. This application electronically stores, retrieves, distributes and prints a statement exactly as it appears to customers.

  CSG Direct SolutionsSM allows access to CSG's state-of-the art statement presentation solutions regardless of billing system in use. It provides an attractive cost-saving advantage to in-house statement printing.

  CSG Convergent Express allows clients to seamlessly offer multiple lines of business and cross product discount for these services. Using this product, clients can create special package and pricing models based on types of services to which their customers subscribe.

  CSG Workforce ExpressSM is a suite of products that efficiently dispatches field technicians, provides automatic and manual routing of work orders, and workforce management functions. It connects each technician with the customer care and billing system through a hand-held device (CSG TechNet(TM)), which presents information including the route to the next job and background on the customer.

  CSG Care Express(TM) is a web-based application providing end-user customers with self-care options such as the ability to sign up for new services, add or modify existing services, and manage their convergent account. Additionally, the electronic bill presentment and payment feature allows end-user customers to view and pay bills via the Internet. This product also maintains the previous month's statements online and notifies customers of new statements via e-mail.

  CSG.net(TM) is an end-to-end customer care and billing solution for the IP market. This highly scaleable solution offers real-time service plan creation and modification, real-time rating functionality, and robust financial and reporting capabilities.

  CSG NextGen(TM) is a pre-integrated, next-generation customer care and billing solution that supports convergent services over multiple delivery networks. This software application allows communications companies to meet specific needs via a customizable platform that can accommodate multiple languages and multiple currencies.

Clients

  The majority of the Company's largest clients (listed in alphabetic order) are cable television and DBS providers located in the United States and Canada, and are as follows:

  AOL Time Warner                             DirecTV
  AT&T Broadband (includes former TCI and MediaOne)
                                              Echostar Communications
  Adelphia Communications Corporation         Corporation
  Charter Communications                      Mediacom Communications
  Cox Communications                          Prodigy Communications
                                              Corporation

  During the years ended December 31, 2000, 1999, and 1998, revenues from AT&T represented approximately 50.4%, 50.5%, and 37.4% of total revenues, and revenues from AOL Time Warner Inc. and its affiliated companies ("AOL Time Warner") represented approximately 8.3%, 10.2%, and 14.1% of total revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of the Company's contract with AT&T. The Company has separate processing agreements with multiple affiliates of AOL Time Warner and provides products and services to them under separately negotiated and executed contracts.

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

FDC Data Processing Facility

  The Company outsources to FDC data processing and related computer services required for operation of the CCS system and other CSG products. The Company's proprietary software is run in FDC's facility to obtain the necessary mainframe computer capacity and support without making the substantial capital investment that would be necessary for the Company to provide this service internally. The Company's clients are connected to the FDC facility through a combination of private and commercially provided networks. During 2000, the Company renegotiated its services agreement with FDC. The new agreement is cancelable only for cause, and expires June 30, 2005. The previous agreement was scheduled to expire December 31, 2001.

Research and Development

  The Company's product development efforts are focused on developing new products and improving existing products. The Company believes that the timely development of new applications and enhancements is essential to maintaining its competitive position in the marketplace. The Company's development efforts for 2000 were focused primarily on the development of products to

  . increase the efficiencies and productivity of its clients' operations,

  . address the systems needed to support the convergence of the communications markets,

  . support a web-enabled, customer self-care and electronic bill presentment/payment application,

  . allow clients to effectively roll out new products and services to new and existing markets, such as residential telephony, high-speed data/ISP and IP markets (including CSG.net, the Company's ASP offering to the ISP market), interactive services (e.g., video-on-demand), and

  . address the international customer care and billing system market.

  The Company expects its development efforts to focus on similar tasks in 2001. Since 1995, the Company has invested an average of 12% of its total revenues into R&D. The Company expects to spend a similar percentage of its total revenues on R&D in the future.

  The Company's total R&D expense was $42.3 million, $34.4 million, and $27.5 million for the years ended December 31, 2000, 1999, and 1998, or 10.6%, 10.7%, and 11.6% of total revenues, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion.

Competition

  The market for customer care and billing systems in the converging communications industries is highly competitive. The Company competes with both independent providers and in-house developers of customer management systems. The Company believes its most significant competitors are DST Systems, Inc., Convergys

Corporation, Portal Software, Inc., Kenan Systems (a division of Lucent Technologies, Inc.), Amdocs LTD, and in-house systems. As the Company enters additional market segments, it expects to encounter additional competitors. Some of the Company's actual and potential competitors have substantially greater financial, marketing and technological resources than the Company.

  The Company believes that the principal competitive factors in its markets include time to market, flexibility and architecture of the system, breadth of product features, product quality, customer service and support, quality of R&D effort, and price.

Proprietary Rights and Licenses

  The Company relies on a combination of trade secrets and copyright laws, patents, license agreements, non-disclosure and other contractual provisions, and technical measures to protect its proprietary rights. The Company distributes its products under service and software license agreements which typically grant clients non-exclusive licenses to use the products. Use of the software products is restricted and subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work. Despite these precautions, there can be no assurance that misappropriation of the Company's software products and technology will not occur. The Company also incorporates via licenses or reselling arrangements a variety of third-party technology and software products that provide specialized functionality within its own products and services. Although the Company believes that its product and service offerings conform with such arrangements and do not infringe upon the intellectual property rights of the other parties to such arrangements or of other third parties, there can be no assurance that any third parties will not assert contractual or infringement claims against the Company.

Employees

  As of December 31, 2000, the Company had a total of 1,823 employees, an increase of 301 from December 31, 1999. The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2. Properties

  The Company leases five facilities, totaling approximately 164,000 square feet in Denver, Colorado and surrounding communities. The Company utilizes these facilities primarily for (i) corporate headquarters, (ii) sales and marketing activities, (iii) product and operations support, and (iv) certain R&D activities. The leases for these facilities expire in the years 2001 through 2010.

  The Company leases five facilities, totaling approximately 277,000 square feet in Omaha, Nebraska. The Company utilizes these facilities primarily for
(i) client services, training and product support, (ii) systems and programming activities, (iii) R&D activities, (iv) statement production and mailing, and (v) general and administrative functions. The leases for these facilities expire in the years 2001 through 2007.

  The Company leases one facility, totaling 63,000 square feet in Wakulla County, Florida. This facility is used for statement production and mailing and the lease expires in 2008.

  The Company leases office space totaling 13,000 square feet in Slough, Berskshire, in the United Kingdom for its U.K. operations. The lease for this facility expires in 2002.

  The Company believes that its facilities are adequate for its current needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate. See
Note 7 to the Company's Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

Item 3. Legal Proceedings

  On September 27, 2000, the Company received a Demand for Arbitration from AT&T relating to the AT&T Contract the companies entered into in 1997. The arbitration demand contained three claims. First, AT&T claimed that the Company had failed to fulfill certain of its obligations under the contract with respect to telephony software and services. Second, AT&T asked for a declaratory judgment that the exclusivity clause of the AT&T Contract does not apply to customers that were acquired by AT&T after execution of the agreement with the Company. Third, AT&T claimed that the Company had breached the Most Favored Nation clause of the agreement.

  On October 10, 2000, AT&T agreed to dismiss with prejudice its Demand for Arbitration with the Company. In connection with the dismissal, the companies agreed to amend the AT&T Contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of this matter.

  From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with legal counsel, the Company is not presently a party to any material pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                      ***

Executive Officers of the Registrant

  The present executive officers of the Company are Neal C. Hansen (Chairman of the Board and Chief Executive Officer), John P. Pogge (President and Chief Operating Officer), Peter E. Kalan (Vice President and Chief Financial Officer), Edward C. Nafus (Executive Vice President), and J. Richard Abramson (Executive Vice President). The Company has employment agreements with each of the executive officers. Information concerning such executive officers appears in the following paragraphs:

  Mr. Hansen, 60, is a co-founder of the Company and has been the Chairman of the Board and Chief Executive Officer and a director of the Company since its inception in 1994. From 1991 until founding the Company, Mr. Hansen served as a consultant to several software companies, including FDC. From 1989 to 1991, Mr. Hansen was a General Partner of Hansen, Haddix and Associates, a partnership which provided advisory management services to suppliers of software products and services. From 1983 to 1989, Mr. Hansen was Chairman and Chief Executive Officer of US WEST Applied Communications, Inc., and President of US WEST Data Systems Group.

  Mr. Pogge, 47, joined the Company in 1995 and has served as President, Chief Operating Officer and a director of the Company since September 1997. Prior to that time, Mr. Pogge was an Executive Vice President of the Company and General Manager, Business Units. From 1992 to 1995, Mr. Pogge was Vice President, Corporate Development for US WEST, Inc. From 1987 to 1991, Mr. Pogge served as Vice President and General Counsel of Applied Communications, Inc. Mr. Pogge holds a J.D. degree from Creighton University School of Law and a BBA in Finance from the University of Houston.

  Mr. Kalan, 41, joined the Company in January 1997 and was named Chief Financial Officer in October 2000. Prior to joining CSG, he was Chief Financial Officer at Bank One, Chicago, and he also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a Bachelor of Arts degree in Business Administration from the University of Texas at Arlington.

  Mr. Nafus, 60, joined the Company in August 1998 as Executive Vice President. From 1992 to 1998, Mr. Nafus served as Executive Vice President of FDC and President of First Data International. Mr. Nafus was President of First Data Resources from 1989 to 1992, Executive Vice President of First Data Resources from 1984 to 1989 and held various other management positions with that company since 1984. Mr. Nafus holds a B.S. degree in Mathematics from Jamestown College.

  Mr. Abramson, 52, joined the Company in March 2000 as Senior Vice President and was named Executive Vice President in August 2000. From 1998 to 2000, Mr. Abramson was President, Communications & Media Unit for the Englewood-based New Era of Networks, Inc. (NEON). He was President and Chief Executive Officer of Evolving Systems, Inc., a provider of software and professional services to the telecommunications industry, from 1996 to 1998 and served as Chairman, President/CEO of Prairie Systems from 1990 to 1996. From 1984 to 1990, Mr. Abramson served in various executive roles with Applied Communications, Inc. including Senior Vice President/GM and Director of Sales. Mr. Abramson is a graduate of the University of Nebraska at Lincoln.

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

                                                                    High   Low
                                                                   ------ ------
   2000
     First quarter................................................ $73.69 $37.81
     Second quarter...............................................  60.00  40.88
     Third quarter................................................  60.00  29.00
     Fourth quarter...............................................  50.25  27.94

                                                                    High   Low
                                                                   ------ ------
   1999
     First quarter................................................ $41.63 $31.75
     Second quarter...............................................  45.00  23.44
     Third quarter................................................  29.94  20.31
     Fourth quarter...............................................  44.75  23.94

  On March 23, 2001, the last sale price of the Company's Common Stock as reported by NASDAQ/NMS was $40.63 per share. On January 31, 2001, the number of holders of record of Common Stock was 338.

Dividends

  The Company has not declared or paid cash dividends on its Common Stock since its incorporation. The Company's debt agreement contains certain restrictions on the payment of dividends. See Note 4 to the Company's Consolidated Financial Statements.

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

                                              Company(1)(2)
                              -------------------------------------------------
                                         Year ended December 31,
                              -------------------------------------------------
                                2000      1999      1998      1997       1996
                              --------  --------  --------  ---------  --------
                                (in thousands, except per share amounts)
Statements of Operations
 Data:
Revenues:
 Processing and related
  services..................  $294,809  $255,167  $191,802  $ 131,399  $113,422
 Software and professional
  services..................   104,086    66,995    44,838     40,405    18,875
                              --------  --------  --------  ---------  --------
  Total revenues............   398,895   322,162   236,640    171,804   132,297
                              --------  --------  --------  ---------  --------
Expenses:
 Cost of processing and
  related services(1).......   107,022    95,706    82,198     73,148    67,122
 Cost of software and
  professional services.....    44,515    36,415    25,048     16,834     7,123
                              --------  --------  --------  ---------  --------
  Total cost of revenues....   151,537   132,121   107,246     89,982    74,245
                              --------  --------  --------  ---------  --------
Gross margin (exclusive of
 depreciation)..............   247,358   190,041   129,394     81,822    58,052
                              --------  --------  --------  ---------  --------
Operating expenses:
 Research and development:
 Research and development...    42,338    34,388    27,485     22,586    20,206
 Charge for purchased
  research and
  development(5)............       --        --        --     105,484       --
 Impairment of capitalized
  software development
  costs(6)..................       --        --        --      11,737       --
 Selling, general and
  administrative:
 Selling, general and
  administrative............    46,970    40,142    34,769     29,583    21,915
 Amortization of noncompete
  agreements and
  goodwill(1)...............       643     4,889     5,381      6,927     6,392
 Impairment of intangible
  assets(7).................       --        --        --       4,707        --
 Stock-based employee
  compensation(1)...........        48       280       297        449     3,570
 Depreciation...............    12,077    10,190     8,159      6,884     5,121
                              --------  --------  --------  ---------  --------
  Total operating expenses..   102,076    89,889    76,091    188,357    57,204
                              --------  --------  --------  ---------  --------
Operating income (loss).....   145,282   100,152    53,303   (106,535)      848
                              --------  --------  --------  ---------  --------
 Other income (expense):
 Interest expense...........    (5,808)   (7,214)   (9,771)    (5,324)   (4,168)
 Interest and investment
  income, net...............     5,761     2,981     2,484      1,294       844
 Other......................       (32)       10       (21)       349       --
                              --------  --------  --------  ---------  --------
  Total other...............       (79)   (4,223)   (7,308)    (3,681)   (3,324)
                              --------  --------  --------  ---------  --------
Income (loss) before income
 taxes, extraordinary item
 and discontinued
 operations.................   145,203    95,929    45,995   (110,216)   (2,476)
 Income tax (provision)
  benefit(8)....... ........   (54,734)  (36,055)   39,643        --        --
                              --------  --------  --------  ---------  --------
Income (loss) before
 extraordinary item and
 discontinued operations....    90,469    59,874    85,638   (110,216)   (2,476)
 Extraordinary loss from
  early extinguishment of
  debt(3)(5)................       --        --        --        (577)   (1,260)
                              --------  --------  --------  ---------  --------
Income (loss) from
 continuing operations......    90,469    59,874    85,638   (110,793)   (3,736)
 Gain from disposition of
  discontinued
  operations(4).............       --        --        --       7,922       --
                              --------  --------  --------  ---------  --------
Net income (loss)...........  $ 90,469  $ 59,874  $ 85,638  $(102,871) $ (3,736)
                              ========  ========  ========  =========  ========
Diluted net income (loss)
 per common share(9):
 Income (loss) available to
  common stockholders.......  $   1.60  $   1.10  $   1.62  $   (2.16) $   (.07)
 Extraordinary loss from
  early extinguishment of
  debt......................       --        --        --        (.01)     (.03)
 Gain from discontinued
  operations................       --        --        --         .15       --
                              --------  --------  --------  ---------  --------
 Net income (loss) available
  to common stockholders....  $   1.60  $   1.10  $   1.62  $   (2.02) $   (.10)
                              ========  ========  ========  =========  ========
 Weighted average diluted
  common shares.............    56,680    54,660    52,991     50,994    43,746
                              ========  ========  ========  =========  ========

                                                  Company(1)(2)
                                   ---------------------------------------------
                                             Year ended December 31,
                                   ---------------------------------------------
                                     2000     1999     1998     1997      1996
                                   -------- -------- -------- --------  --------
                                                  (in thousands)
Other Data (at Period End):
Number of clients' customers
 processed.......................    35,808   33,753   29,461   21,146    19,212
Balance Sheet Data (at Period
 End):
Cash, cash equivalents and short-
 term investments................  $ 43,733 $ 48,676 $ 39,593 $ 20,417  $  6,134
Working capital..................    81,317   32,092    7,050    3,518     4,430
Total assets(5)..................   332,089  274,968  271,496  179,793   114,910
Total debt(3)(5).................    58,256   81,000  128,250  135,000    32,500
Stockholders' equity
 (deficit)(1)(3)(5)(6)...........   191,169  116,862   60,998  (33,086)   41,964

--------
(1) The Company was formed in October 1994 and acquired all of the outstanding shares of CSG Systems, Inc., formerly Cable Services Group, Inc., from First Data Corporation ("FDC") on November 30, 1994 (the "CSG Acquisition"). The Company did not have any substantive operations prior to the CSG Acquisition. The CSG Acquisition was accounted for as a purchase and the Company's Consolidated Financial Statements (the "Consolidated Financial Statements") since the date of the acquisition are presented on the new basis of accounting established for the purchased assets and liabilities. The Company incurred certain acquisition-related charges as a result of the CSG Acquisition. These acquisition-related charges included periodic amortization of acquired software, client contracts and related intangibles, noncompete agreement and goodwill, and stock-based employee compensation. During 1997 and 1996, cost of processing and related services included $10.6 million and $11.0 million, respectively, of amortization expense for acquired software from the CSG Acquisition. During 1999, 1998, 1997, and 1996, cost of processing and related services included $2.8 million, $3.0 million, $4.0 million, and $4.1 million, respectively, of amortization expense for client contracts and related intangibles from the CSG Acquisition. Amortization expense related to the noncompete agreement from the CSG Acquisition was $0.4 million per month, and was fully amortized as of November 30, 1999.
(2) On June 28, 1996, the Company acquired all of the outstanding shares of Bytel Limited. Bytel Limited changed its name to CSG International Limited ("CSGI") in 1998. The acquisition was accounted for using the purchase method of accounting.
(3) The Company completed an initial public offering ("IPO") of its Common Stock in March 1996. The Company sold 6,670,000 shares of Common Stock resulting in net proceeds to the Company of $44.8 million. Such proceeds were used to repay long-term debt of $40.3 million and to pay accrued dividends of $4.5 million on Redeemable Convertible Preferred Stock ("Preferred Stock"). As of the closing of the IPO, all of the Preferred Stock was automatically converted into 35,999,996 shares of Common Stock. The Company incurred an extraordinary loss of $1.3 million for the write-off of deferred financing costs attributable to the portion of the long-term debt repaid.
(4) Contemporaneously with the CSG Acquisition, the Company purchased from FDC all of the outstanding capital stock of Anasazi Inc. ("Anasazi"). On August 31, 1995, the Company completed a substantial divestiture of Anasazi, resulting in the Company owning less than 20% of Anasazi. In September 1997, the Company sold its remaining ownership interest in Anasazi for $8.6 million in cash and recognized a gain of $7.9 million. The Company accounted for its ownership in Anasazi as discontinued operations after its acquisition in 1994.
(5) During 1997, the Company purchased certain software technology assets that were in development from Tele-Communications, Inc. ("TCI") and entered into a 15-year processing contract with TCI. In March 1999, AT&T completed its merger with TCI and has consolidated the TCI operations into AT&T Broadband ("AT&T"). The Company continues to service AT&T under the terms of the 15-year processing contract (the "AT&T Contract"). The total purchase price was approximately $159 million, with approximately $105 million charged to purchased research and development and the remaining amount allocated primarily to the AT&T Contract. The Company financed the asset acquisition with a $150.0 million term credit facility, of which $27.5 million was used to retire the Company's previously outstanding debt, resulting in an extraordinary loss of $0.6 million for the write-off of deferred financing costs attributable to such debt.
(6) During 1997, the Company recorded a non-recurring charge of $11.7 million to reduce certain software assets to their net realizable value as of December 31, 1997.
(7) During 1997, the Company recorded a non-recurring charge of $4.7 million for the impairment of certain intangible assets related to software systems which the Company decided to no longer market and support.
(8) During 1998, the Company recorded an income tax benefit of $39.6 million related primarily to the elimination of its valuation allowance against its deferred tax assets. See Note 5 to the Consolidated Financial Statements for further discussion.
(9) On March 5, 1999, the Company completed a two-for-one stock split for shareholders of record on February 8, 1999. In January 1996, the Company also completed a two-for-one stock split. Both splits were effected as a stock dividend. Share and per share data for all periods presented herein have been adjusted to give effect to both splits. Diluted net income
    (loss) per common share and the shares used in the per share computation have been computed on the basis described in Note 2 to the Consolidated Financial Statements.

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

  Forward-Looking Statements. This report contains a number of forward-looking statements relative to future plans of the Company and its expectations concerning the customer care and billing industry, as well as the converging telecommunications industry it serves, and similar matters. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are contained in
Exhibit 99.01 of this report. Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to review that section closely in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

  The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated.

                                        Year Ended December 31,
                           -----------------------------------------------------
                                 2000              1999              1998
                           ----------------- ----------------- -----------------
                                      % of              % of              % of
                            Amount   Revenue  Amount   Revenue  Amount   Revenue
                           --------  ------- --------  ------- --------  -------
                                             (in thousands)
Revenues:
 Processing and related
  services...............  $294,809    73.9% $255,167    79.2% $191,802    81.1%
 Software and
  professional services..   104,086    26.1    66,995    20.8    44,838    18.9
                           --------   -----  --------   -----  --------   -----
  Total revenues.........   398,895   100.0   322,162   100.0   236,640   100.0
                           --------   -----  --------   -----  --------   -----
Expenses:
 Cost of processing and
  related services.......   107,022    26.8    95,706    29.7    82,198    34.7
 Cost of software and
  professional services..    44,515    11.2    36,415    11.3    25,048    10.6
                           --------   -----  --------   -----  --------   -----
  Total cost of revenues.   151,537    38.0   132,121    41.0   107,246    45.3
                           --------   -----  --------   -----  --------   -----
Gross margin (exclusive
 of depreciation)........   247,358    62.0   190,041    59.0   129,394    54.7
                           --------   -----  --------   -----  --------   -----
Operating expenses:
 Research and
  development............    42,338    10.6    34,388    10.7    27,485    11.6
 Selling, general and
  administrative:
 Selling, general and
  administrative.........    46,970    11.8    40,142    12.4    34,769    14.7
 Amortization of
  noncompete agreements
  and goodwill...........       643      .2     4,889     1.5     5,381     2.3
 Stock-based employee
  compensation...........        48     --        280      .1       297      .1
 Depreciation............    12,077     3.0    10,190     3.2     8,159     3.4
                           --------   -----  --------   -----  --------   -----
  Total operating
   expenses..............   102,076    25.6    89,889    27.9    76,091    32.1
                           --------   -----  --------   -----  --------   -----
Operating income.........   145,282    36.4   100,152    31.1    53,303    22.6
                           --------   -----  --------   -----  --------   -----
 Other income (expense):
 Interest expense........    (5,808)   (1.4)   (7,214)   (2.2)   (9,771)   (4.1)
 Interest and investment
  income, net............     5,761     1.4     2,981      .9     2,484     1.0
 Other...................       (32)    --         10     --        (21)    --
                           --------   -----  --------   -----  --------   -----
  Total other............       (79)    --     (4,223)   (1.3)   (7,308)   (3.1)
                           --------   -----  --------   -----  --------   -----
Income before income
 taxes...................   145,203    36.4    95,929    29.8    45,995    19.5
 Income tax (provision)
  benefit................   (54,734)  (13.7)  (36,055)  (11.2)   39,643    16.7
                           --------   -----  --------   -----  --------   -----
Net income...............  $ 90,469    22.7% $ 59,874    18.6% $ 85,638    36.2%
                           ========   =====  ========   =====  ========   =====

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

  Revenues. Total revenues increased $76.7 million, or 23.8%, to $398.9 million in 2000, from $322.2 million in 1999.

  Revenues from processing and related services increased $39.6 million, or 15.5%, to $294.8 million in 2000, from $255.2 million in 1999. Of the total increase in revenue, approximately 61% was due to the Company serving a higher number of customers for its clients and approximately 39% was due to increased revenue per customer. Customers served were as follows (in thousands):

                                                            As of December 31,
                                                          ----------------------
                                                           2000   1999  Increase
                                                          ------ ------ --------
     Video............................................... 33,310 32,326    984
     Internet............................................  1,984  1,350    634
     Telephony...........................................    514     77    437
                                                          ------ ------  -----
       Total............................................. 35,808 33,753  2,055
                                                          ====== ======  =====

  The increase in the number of customers served was due to the conversion of additional customers by new and existing clients to the Company's processing system, and internal customer growth experienced by existing clients. During 2000, the Company converted and processed approximately 1.25 million new customers on its systems. As of December 31, 2000, the Company had a total conversion backlog of approximately 5.0 million customers, which are expected to be converted to the Company's processing system during 2001.

  Total processing revenue per video and Internet account was as follows:

                                                            For the years ended
                                                                December 31,
                                                            --------------------
                                                            2000  1999  Increase
                                                            ----- ----- --------
     Video Account......................................... $8.42 $8.03   4.9%
     Internet Account......................................  5.05  4.71   7.2%

  The increase in processing revenue per account relates primarily to (i) increased usage of ancillary services by clients, (ii) the introduction of new products and services, and (iii) price increases included in client contracts.

  Revenues from software and professional services increased $37.1 million, or 55.4% to $104.1 million in 2000, from $67.0 million in 1999. The Company sells its software products and professional services principally to its existing client base to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of its clients' operations, and (iii) allow clients to effectively roll out new products and services to new and existing markets. The increase in revenue between years relates to the continued strong demand for the Company's existing software products, primarily its customer relationship management and call center applications (principally ACSR), and the rollout of additional new products and services to meet the changing needs of the Company's client base.

  Cost of Processing and Related Services. Processing costs as a percentage of related revenues were 36.3% for 2000, compared to 37.5% for 1999. This decrease in costs as a percentage of related revenues is due primarily to the decrease in amortization of client contracts and related intangibles by $3.1 million between years. This decrease in amortization expense is due primarily to the client contracts and related intangibles from the CSG Acquisition becoming fully amortized as of November 30, 1999 (such amortization was $2.8 million in 1999).

  Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 42.8% for 2000, compared to 54.4% for 1999. This decrease in costs as a percentage of related revenues is due primarily to (i) better overall leveraging of costs as a result of higher software and professional services revenues for the year, and (ii) the timing of the sales cycle for new products and services.

  Gross Margin. Overall gross margin increased $57.3 million, or 30.2%, to $247.4 million in 2000, from $190.0 million in 1999, due primarily to revenue growth. The overall gross margin as a percentage of total revenues increased to 62.0% in 2000, compared to 59.0% in 1999. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for software and professional services as a result of the factors discussed above, and to a lesser degree, a decrease in the amortization of client contracts and related intangibles, as discussed above.

  Research and Development Expense. R&D expense increased $8.0 million, or 23.1%, to $42.3 million in 2000, from $34.4 million in 1999. As a percentage of total revenues, R&D expense decreased to 10.6% in 2000, from 10.7% in 1999. The Company did not capitalize any software development costs during 2000 and 1999.

  The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The Company's development efforts for 2000 were focused primarily on the development of products to:

  . increase the efficiencies and productivity of its clients' operations,

  . address the systems needed to support the convergence of the communications markets,

  . support a web-enabled, customer self-care and electronic bill presentment/payment application,

  . allow clients to effectively roll out new products and services to new and existing markets, such as residential telephony, high-speed data/ISP and IP markets (including CSG.net, the Company's ASP offering to the ISP market), interactive services (e.g., video-on-demand), and

  . address the international customer care and billing system market.

  The Company expects its development efforts to focus on similar tasks in 2001 and expects to spend a similar percentage of its total revenues on R&D in the future.

  Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense increased $6.8 million, or 17.0%, to $47.0 in 2000, from $40.1 million in 1999. As a percentage of total revenues, SG&A expense decreased to 11.8% in 2000, from 12.4% in 1999. The increase in SG&A expense relates primarily to the continued expansion of the Company's sales, management, and administrative staff, and increases in other sales and administrative costs to support the Company's overall growth.

  Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill decreased $4.2 million, or 86.8%, to $0.6 million in 2000, from $4.9 million in 1999. The decrease in amortization expense is due entirely to the noncompete agreement from the CSG Acquisition becoming fully amortized as of November 30, 1999.

  Depreciation Expense. Depreciation expense increased $1.9 million, or 18.5%, to $12.1 million in 2000, from $10.2 million in 1999. The increase in expense relates to capital expenditures made throughout 2000 and 1999 in support of the overall growth of the Company. Capital expenditures for 2000 were $22.2 million, compared to $12.0 million in 1999, and consisted principally of (i) computer hardware and related equipment for both product and infrastructure needs, (ii) statement processing equipment, and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

  Operating Income. Operating income was $145.3 million for 2000, or 36.4% of total revenues, compared to $100.2 million for 1999, or 31.1% of total revenues. The increase between years relates to the factors discussed above.

  Interest Expense. Interest expense decreased $1.4 million, or 19.5%, to $5.8 million in 2000, from $7.2 million in 1999, with the decrease attributable primarily to (i) scheduled principal payments on the Company's long-term debt, and (ii) optional prepayments on long-term debt during 1999. The balance of the Company's long-term debt as of December 31, 2000, was $58.3 million, compared to $81.0 million as of December 31, 1999, a decrease of $22.7 million.

  Interest and Investment Income. Interest and investment income increased $2.8 million, or 93.3%, to $5.8 million in 2000, from $3.0 million in 1999, with the increase attributable primarily to an increase in operating funds available for investment.

  Income Tax Provision. The Company recorded an income tax provision of $54.7 million in 2000, or an effective income tax rate of approximately 38%. The Company's effective income tax rate for 1999 was also approximately 38%. As of December 31, 2000, management continues to believe that sufficient taxable income will be generated to realize the entire benefit of its deferred tax assets. The Company's assumptions of future profitable operations are supported by its strong operating performances over the last several years.

Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998

   Revenues. Total revenues increased $85.5 million, or 36.1%, to $322.2 million in 1999, from $236.6 million in 1998.

   Revenues from processing and related services increased $63.4 million, or 33.0%, to $255.2 million in 1999, from $191.8 million in 1998. Of the total increase in revenue, approximately 68% was due to the Company serving a higher number of customers for its clients and approximately 32% was due to increased revenue per customer. Customers served were as follows (in thousands):

                                                            As of December 31,
                                                          ----------------------
                                                           1999   1998  Increase
                                                          ------ ------ --------
     Video............................................... 32,326 28,596  3,730
     Internet............................................  1,350    865    485
     Telephony...........................................     77    --      77
                                                          ------ ------  -----
       Total............................................. 33,753 29,461  4,292
                                                          ====== ======  =====

   The increase in the number of customers served was due to the conversion of additional customers by new and existing clients to the Company's processing system, and internal customer growth experienced by existing clients. During 1999, the Company converted and processed approximately 4.5 million new customers on its systems, with approximately 3.4 million of these new customers coming from AT&T.

   Total processing revenue per video and Internet account was as follows:

                                                            For the years ended
                                                                December 31,
                                                            --------------------
                                                            1999  1998  Increase
                                                            ----- ----- --------
     Video Account......................................... $8.03 $7.53    6.6%
     Internet Account......................................  4.71  3.75   25.6%

   The increase in processing revenue per account relates primarily to a greater percentage of video processing revenues in 1999 being generated under the AT&T contract and price increases included in client contracts.

   Revenues from software and professional services increased $22.1 million, or 49.4%, to $67.0 million in 1999, from $44.8 million in 1998. The increase in revenue between years relates to the continued strong demand for the Company's existing software products, primarily its customer relationship management and call center applications (principally ACSR and CIT), and the rollout of additional new products (e.g., CSG Workforce Express) to meet the changing needs of the Company's client base.

   Cost of Processing and Related Services. Processing costs as a percentage of related revenues were 37.5% for 1999, compared to 42.9% for 1998. This decrease in costs as a percentage of related revenues is due primarily to better overall leveraging of the direct processing costs as a result of the continued growth of the customer base processed on the Company's system, offset by an increase of $2.2 million in amortization of client contracts and related intangibles between years. This increase in amortization expense is due primarily to the amortization of the value assigned to the AT&T Contract. Amortization related to the AT&T Contract was $3.3 million in 1999, compared to $1.9 million in 1998.

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

   Research and Development Expense. R&D expense increased $6.9 million, or 25.1%, to $34.4 million in 1999, from $27.5 million in 1998. As a percentage of total revenues, R&D expense decreased to 10.7% in 1999, from 11.6% in 1998. The Company did not capitalize any software development costs during 1999. The Company capitalized third-party contracted programming costs of approximately $1.4 million during 1998, related primarily to enhancements to existing products. As a result, total R&D development expenditures (i.e., the total R&D costs expensed, plus the capitalized development costs) for 1999 and 1998, were $34.4 million, or 10.7% of total revenues, and $28.9 million, or 12.2% of total revenues, respectively.

   The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The Company's development efforts for 1999 were focused primarily on the development of products to:

  . increase the efficiencies and productivity of its clients' operations,

  . address the systems needed to support the convergence of the communications markets,

  . support a web-enabled, customer self-care and electronic bill presentment/payment application, and

  . allow clients to effectively roll out new products and services to new and existing markets, such as residential telephony, high-speed data/ISP and IP markets.

   Selling, General and Administrative Expense. SG&A expense increased $5.4 million, or 15.5%, to $40.1 million in 1999, from $34.8 million in 1998. As a percentage of total revenues, SG&A expense decreased to 12.4% in 1999, from 14.7% in 1998. The increase in SG&A expense relates primarily to the continued expansion of the Company's sales, management, and administrative staff, and increases in other sales and administrative costs to support the Company's overall growth.

   Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill decreased $0.5 million, or 9.1%, to $4.9 million in 1999, from $5.4 million in 1998. The decrease in amortization expense is due primarily to the noncompete agreement from the CSG Acquisition becoming fully amortized as of November 30, 1999.

   Depreciation Expense. Depreciation expense increased $2.0 million, or 24.9%, to $10.2 million in 1999, from $8.2 million in 1998. The increase in expense relates to capital expenditures made throughout 1999 and 1998 in support of the overall growth of the Company, and consisted principally of (i) computer hardware and related equipment for both product and infrastructure needs, (ii) statement processing equipment, and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

   Operating Income. Operating income was $100.2 million for 1999, or 31.1% of total revenues, compared to $53.3 million, or 22.6% of total revenues in 1998. The increase between years relates to the factors discussed above.

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

   Income Taxes. The Company recorded an income tax provision of $36.1 million in 1999, or an effective income tax rate of approximately 38%. As of September 30, 1998, the Company had recorded a valuation allowance of $48.5 million against certain of its deferred tax assets due to the uncertainty that it would realize the income tax benefit from those assets. During the fourth quarter of 1998, the Company concluded that it was more likely than not that it would realize the entire tax benefit from its deferred tax assets. As a result, the Company eliminated the entire valuation allowance of $48.5 million as of December 31, 1998, which resulted in the Company reflecting a net income tax benefit of $39.6 million for 1998.

Financial Condition, Liquidity and Capital Resources

   As of December 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents, and short-term investments of $43.7 million and a revolving credit facility with a bank in the amount of $40.0 million, of which there were no borrowings outstanding as of December 31, 2000. During the third quarter of 2000, the Company began investing its excess cash balances in various short-term investments (principally commercial paper). It is the Company's intent to maintain a low-risk, liquid portfolio to take advantage of investment opportunities, while providing a means to access such funds if needed as a source of liquidity. See Note 2 to the Company's Consolidated Financial Statements for additional discussion of the short-term investments. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At December 31, 2000, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002. The Company's working capital as of December 31, 2000 and 1999 was $81.3 million and $32.1 million, respectively.

   As of December 31, 2000 and 1999, the Company had $128.9 million and $67.5 million, respectively, in net billed trade accounts receivable, an increase of $61.4 million. The increase relates primarily to the Company's general revenue growth between years and the timing of the billing and collection of several large software transactions outstanding as of December 31, 2000. In particular, during 2000, the Company accommodated a client's request to schedule the payment terms for a large software transaction three weeks across yearend to assist the client in its capital planning. As of January 31, 2001, the Company had collected approximately $89.3 million, or 69%, of the total December 31, 2000 net billed trade accounts receivable, including the large software receivable previously mentioned. See Note 2 to the Company's Consolidated Financial Statements for additional discussion of the Company's yearend accounts receivable balance and its concentration of credit risk.

   The Company's trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding ("DBO") rather than a typical days sales outstanding ("DSO") calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period. Accounts receivable reflected DBOs of 72 days and 61 days for the fourth quarter and year ended December 31, 2000, respectively, compared to 55 days for both the quarter and year ended December 31, 1999. The increase in fourth quarter and annual DBOs between years relates primarily to the large increase in the December 31, 2000 net billed accounts receivable, for the reasons stated above.

   The Company's net cash flows from operating activities for the years ended December 31, 2000, 1999 and 1998 were $66.8 million, $102.1 million and $47.3 million, respectively. The decrease of $35.3 million, or 34.6%, between 2000 and 1999 relates to a decrease in the net changes in operating assets and liabilities of $57.9 million, offset by a $22.6 million increase in net cash flows from operations. The decrease in the net changes in operating assets and liabilities relates primarily to the large increase in December 31, 2000 billed accounts receivable, for the reasons stated above. The Company's cash flows from operating activities for 2000 would have been in excess of $100 million if the payment due date on the particular software transaction mentioned above had not been scheduled into 2001. The increase of $54.8 million, or 115.7%, in 1999 over 1998 relates to a $37.9 million increase in net cash flows from operations, in addition to an increase in the net change in operating assets and liabilities of $16.9 million.

   The Company experienced a slight degradation in certain of its financial measures of liquidity as of and for the quarter and year ended December 31, 2000, as discussed in the three previous paragraphs, primarily as a result of the payment terms on the large software transaction mentioned above. The Company does not view the increase in the December 31, 2000 billed trade accounts receivable balance and the corresponding increase in the fourth quarter DBOs as a concern for increased collectibility risk, evidenced by the large amount of the receivables collected subsequent to yearend. The Company anticipates that it will be able to return to its historical DBO levels of 55 to 60 days in the future. The decrease in cash flows from operating activities for the quarter and year ended December 31, 2000, were directly related to the increase in the billed accounts receivable as of December 31, 2000. The Company views this as a short-term consequence only, and over time, the Company believes it will continue to generate a significant amount of cash flows from operating activities in the future.

   The Company's net cash flows used in investing activities totaled $34.8 million in 2000, compared to $36.7 million in 1999, a decrease of $1.9 million. The decrease between years relates primarily to a decrease of $23.6 million in acquisitions of and investments in client contracts. This decrease is offset by (i) net purchases of short-term investments of $11.5 million in 2000, and (ii) an increase in property and equipment purchases of $10.2 million. The Company's net cash flows used in investing activities totaled $27.1 million in 1998. The increase of $9.6 million between 1999 and 1998 relates primarily to an increase in acquisitions of and investments in client contracts of $20.7 million (related primarily to payments to AT&T). This increase is offset by (i) a cash payment of $6.0 million for acquisition of assets in 1998, (ii) software additions of $1.4 million in 1998, and (iii) a decrease in property and equipment purchases of $3.7 million.

   The Company's net cash flows used in financing activities was $47.4 million in 2000, compared to $56.1 million in 1999, a decrease of $8.7 million. The decrease between years relates primarily to (i) a decrease in principal payments on long-term debt of $24.5 million (the Company made several large optional debt prepayments in 1999) and (ii) an increase of $15.0 million in proceeds from the exercise of stock options and warrants, and other equity matters. This decrease is offset by an increase in stock repurchases of $30.8 million, as discussed below. The Company's net cash flows used in financing activities was $1.1 million in 1998. The significant increase of $55.0 million between 1999 and 1998 relates to (i) an increase in scheduled principal payments on long-term debt of $8.9 million, (ii) optional debt prepayments of $31.6 million made in 1999, and (iii) the repurchase of 0.65 million shares of Common Stock for $20.2 million in 1999, as discussed below. This increase is offset by an increase in proceeds from equity transactions of $5.7 million, related primarily to the exercise of stock options by employees.

   Earnings before interest, taxes, depreciation and amortization ("EBITDA") for 2000 was $164.0 million, or 41.1% of total revenues, compared to $124.6 million, or 38.7% of total revenues, for 1999. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods in accordance with generally accepted accounting principles.

   Total deferred revenues decreased by approximately $8.8 million from December 31, 1999 to December 31, 2000, due primarily to performance on several contracts during the first quarter of 2000 that had previously been signed and billed in the latter part of 1999.

   The balance of the Company's long-term debt as of December 31, 2000 was $58.3 million, compared to $81.0 million as of December 31, 1999, a decrease of $22.7 million. Of the total long-term debt balance as of December 31, 2000, $25.5 million is scheduled to be paid in 2001, with the remaining amount of $32.8 million scheduled for 2002. Interest rates for the Company's long-term debt and revolving credit facility are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 2000, the spread on the LIBOR rate and prime rate was 0.50% and 0%, respectively. See Note 4 to the Consolidated Financial Statements for additional discussion of the Company's debt agreement.

   As of December 31, 1999, the Company had 3.0 million Common Stock Warrants (the "Warrants") outstanding to AT&T. On October 30, 2000, AT&T exercised its right under the Warrants to purchase 1.0 million shares of the Company's Common Stock at an exercise price of $12 per share, for a total exercise price of $12.0 million. Immediately following the exercise of the Warrants, the Company repurchased the 1.0 million shares at $47.42 per share (an average of the closing price for the five-day trading period ended October 26, 2000) for a total repurchase price of $47.4 million, pursuant to the Company's stock repurchase program. As a result, the net cash outlay paid to AT&T for this transaction was $35.4 million, which was paid by the Company with available corporate funds.

   On February 28, 2001, AT&T exercised its rights under the Warrants to purchase the remaining 2.0 million shares of the Company's Common Stock at an exercise price of $12 per share, for a total exercise price of $24.0 million. Immediately following the exercise of the Warrants, the Company repurchased the 2.0 million shares at $37.00 per share (approximates the closing price on February 28, 2001) for a total repurchase price of $74.0 million, pursuant to the Company's stock repurchase program. As a result, the net cash outlay paid to AT&T for this transaction was $50.0 million, which was paid by the Company with available corporate funds on March 28, 2001. After this transaction, AT&T no longer has any warrants or other rights to purchase the Company's Common Stock.

   Effective August 4, 1999, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. During 2000 and 1999, the Company repurchased 1.1 million shares (including the shares repurchased in conjunction with the Warrant exercise discussed above) and 0.65 million shares for $51.1 million and $20.2 million, respectively. The repurchased shares are held as treasury shares. During February 2001, the Company purchased an additional 0.28 million shares of its Common Stock on the open market for $11.2 million, and repurchased the 2.0 million shares in conjunction with the AT&T Warrant exercise discussed above. As a result, the shares repurchased under the Company's stock repurchase program as of the date of this filing totaled 4.03 million shares at a total cost of $156.5 million (weighted-average price of $38.88 per share). See Notes 8 and 11 to the Company's Consolidated Financial Statements for additional discussion of the stock repurchase program.

   The Company continues to make significant investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases under its stock repurchase program. In addition, as part of its growth strategy, the Company expects to expand its international business and is continually evaluating potential business and asset acquisitions. The Company had no significant capital commitments as of December 31, 2000. The Company believes that cash generated from operating activities, together with its current cash, cash equivalents, short-term investments, and the amount available under its revolving credit facility, will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, capital expenditures, investments in client contracts, and stock repurchases for both its short- and long-term purposes. The Company also believes it has significant additional borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.

AT&T Contract

   Dependence on AT&T. AT&T completed its merger with Tele-Communications, Inc. ("TCI") in 1999 and completed its merger with MediaOne Group, Inc. ("MediaOne") in 2000. During the years ended December 31, 2000, 1999 and 1998, revenues generated from AT&T Broadband and affiliated companies ("AT&T") represented approximately 50.4%, 50.5%, and 37.4% of total revenues, respectively. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client. One such risk is that, should AT&T's business generally decline or not grow as rapidly as anticipated, it would have a material impact on the Company's results of operations.

   AT&T Demand for Arbitration. On September 27, 2000, the Company received a Demand for Arbitration from AT&T relating to the Master Subscriber Management System Agreement (the "AT&T Contract") the companies entered into in 1997. The arbitration demand contained three claims:

  . AT&T claimed that the Company had failed to fulfill certain of its obligations under the contract with respect to telephony software and services,

  . AT&T asked for a declaratory judgment that the exclusivity clause of the AT&T Contract does not apply to customers that were acquired by AT&T after execution of the AT&T Contract in 1997, and

  . AT&T claimed that the Company had breached the Most Favored Nation clause of the agreement.

   On October 10, 2000, AT&T agreed to dismiss with prejudice its Demand for Arbitration with the Company. In connection with the dismissal, the companies agreed to amend the AT&T Contract. A copy of the contract amendment is included in the exhibits to the Company's September 30, 2000 Report on Form 10-Q. The amendment includes, among other things, the following key provisions:

  . AT&T agreed to use its best efforts to convert 90% of the recently acquired MediaOne video and high-speed data customers to the Company's processing system by December 31, 2001, and the remaining 10% by June 30, 2002. Excluded from this obligation are any such customers that are sold or exchanged (or under contract to do the same) by AT&T prior to December 31, 2001. The Company expects to start converting the MediaOne customers (estimated at approximately 4 million total customers) onto its systems in the first quarter of 2001. Once AT&T is processing certain incremental customers on the Company's system, AT&T shall benefit from specified, tiered processing fees. The Company does not believe this pricing change will have a material impact to its annual processing revenue per customer account.

  . The Company waived certain exclusivity rights pertaining to residential wireline telephony (i.e., AT&T's cable telephony initiative). At the time the amendment was executed, the Company believed AT&T was in the process of determining its overall cable telephony architecture in support of its rollout efforts, and wanted more flexibility to determine which vendors should participate in that strategy. In January 2001, AT&T announced it had signed an agreement with another vendor to support its cable telephony initiative. CSG has agreed to provide assistance in migrating AT&T's cable telephony customers (currently processed on the Company's systems) to the customer care and billing system of AT&T's designated vendor. The Company does not believe the loss of the AT&T cable telephony processing business will have a material impact on the Company's results of operations.

  . AT&T purchased expanded software licenses for the Company's call center and workforce automation applications. AT&T is expected to use the additional software licenses over the next 12 months as part of its rollout of these software products to support more markets and the conversion of the MediaOne customers to the Company's processing system.

   Contract Rights and Obligations (as amended). The AT&T Contract expires in 2012. The AT&T Contract has minimum financial commitments over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, and print and mail services. The AT&T Contract contains certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company also is subject to an annual technical audit to determine whether the Company's products and services include innovations in features and functions that have become standard in the wireline video industry.

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

Market Risk

   The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, and fluctuations and changes in the market value of its short-term investments. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

   Interest Rate Risk. The Company utilizes a derivative financial instrument to manage its interest rate risk from the variable rate features of its long-term debt. The Company had long-term debt (including current maturities) of $58.3 million as of December 31, 2000. Interest rates for the debt are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 2000, the spread on the LIBOR rate and prime rate was 0.50% and 0%, respectively. As of December 31, 2000, the entire amount of the debt was under a one-month LIBOR contract, with an interest rate of 7.14% (i.e., LIBOR at 6.64% plus spread of 0.50%). The carrying amount of the Company's long-term debt approximates fair value due to its variable interest rate features. See Note 4 to the Consolidated Financial Statements for additional description of the long-term debt and scheduled principal payments.

   In December 1997, the Company entered into a three-year interest rate collar with a major bank to manage its risk from its variable rate long-term debt. Upon expiration of this collar agreement in December 2000, the Company entered into an interest rate cap agreement with a major bank, which expires at the maturity date of the long-term debt in September 2002. The cost of the cap agreement was minimal. The interest rate cap is 9.0% (LIBOR) and the underlying notional amount covered by the cap agreement was $29.1 million as of December 31, 2000, and decreases over the term of the agreement in relation to the scheduled principal payments on the long-term debt. There are no amounts receivable under this cap agreement as of December 31, 2000, and the collar and the cap agreements had no effect on the Company's interest expense for 2000, 1999, or 1998. At December 31, 2000, the fair value of the cap agreement is not recognized in the Company's financial statements. The fair value of the cap agreement at December 31, 2000, based on a quoted market price, was less than $1,000.

   Foreign Exchange Rate Risk. The Company does not utilize any derivative financial instruments for purposes of managing its foreign currency exchange rate risk. The Company's foreign currency transactions relate almost entirely to the operations conducted through its United Kingdom ("UK") subsidiary, CSGI. CSGI's transactions are executed primarily within the UK and generally are denominated in British pounds. Exposure to variability in currency exchange rates is mitigated by the fact that purchases and sales are typically in the same currency with similar maturity dates and amounts. A hypothetical adverse change of 10% in yearend exchange rates would not have a material effect upon the Company's financial condition or results of operations.

   Market Risk Related To Short-term Investments. The Company does not utilize any derivative financial instruments for purposes of managing its market risks related to short-term investments. The Company generally invests its excess cash balance in low-risk, short-term investments to limit its exposure to market risks. The day-to-day management of the Company's short-term investments is done by the money management branch of one of the largest financial institutions in the United States. This financial institution manages the Company's short-term investments based upon strict and formal investment guidelines established by the Company. Under these guidelines, investments are limited to highly liquid, short-term government and corporate securities that have a credit rating of A-1 / P-1 or better.

Prior Measures of Operating Performance

   In 1999 and 1998, the Company disclosed certain operating results on an "adjusted" basis as its primary measure of operating performance. Operating results on an adjusted basis were computed by (i) excluding acquisition-related charges, (ii) using an effective income tax rate of 38%, and (iii) using outstanding shares on a diluted basis. The acquisition-related charges related to the CSG Acquisition. Substantially all of the acquisition-related charges became fully amortized by November 30, 1999. As a result, in 2000, the Company began disclosing actual, reported operating results as its primary measure of operating performance for both the current and prior reporting periods, as the acquisition-related charges were not considered significant in 2000 and 1999. The Company's previous disclosure for operating income, net income, and earnings per diluted share on an adjusted basis (i) for the year ended December 31, 1999 were $107.6 million, $64.1 million, and $1.17 per diluted share, respectively, and (ii) for the year ended December 31, 1998, were $61.5 million, $33.6 million, and $0.63 per diluted share, respectively. Use of these operating measures on an adjusted basis as a basis of comparability for 1999 and 1998 instead of the actual reported amounts would result in different measures of operating improvement.

Item 8. Financial Statements and Supplementary Data

                        CSG SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

Report of Independent Public Accountants...................................  27
Consolidated Balance Sheets as of December 31, 2000 and 1999...............  28
Consolidated Statements of Income for the Years Ended December 31, 2000,
 1999 and 1998.............................................................  29
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998..........................................  30
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998.......................................................  31
Notes to Consolidated Financial Statements.................................  32

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CSG Systems International, Inc.:

  We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                          Arthur Andersen llp

Omaha, Nebraska,
February 28, 2001

                        CSG SYSTEMS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents.................................  $ 32,751  $ 48,676
 Short-term investments....................................    10,982       --
                                                             --------  --------
 Total cash, cash equivalents and short-term investments...    43,733    48,676
 Accounts receivable--
 Trade--
  Billed, net of allowance of $5,001 and $2,975............   128,902    67,477
  Unbilled.................................................     4,306     8,311
 Other.....................................................     1,259       909
 Deferred income taxes.....................................     3,247     1,972
 Other current assets......................................     7,507     2,850
                                                             --------  --------
 Total current assets......................................   188,954   130,195
                                                             --------  --------
Property and equipment, net................................    36,630    26,507
Software, net..............................................     4,284     6,145
Goodwill, net..............................................     1,894     2,652
Client contracts and related intangibles, net..............    52,368    55,343
Deferred income taxes......................................    47,331    52,845
Other assets...............................................       628     1,281
                                                             --------  --------
 Total assets..............................................  $332,089  $274,968
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt......................  $ 25,436  $ 21,711
 Client deposits...........................................    12,391    10,549
 Trade accounts payable....................................    14,850     9,450
 Accrued employee compensation.............................    19,147    16,386
 Deferred revenue..........................................     8,172    16,746
 Accrued income taxes......................................    15,633    11,710
 Other current liabilities.................................    12,008    11,551
                                                             --------  --------
 Total current liabilities.................................   107,637    98,103
                                                             --------  --------
Non-current liabilities:
 Long-term debt, net of current maturities.................    32,820    59,289
 Deferred revenue..........................................       463       714
                                                             --------  --------
 Total non-current liabilities.............................    33,283    60,003
                                                             --------  --------
Commitments and contingencies (Note 7)
Stockholders' equity:
 Preferred stock, par value $.01 per share; 10,000,000
  shares authorized; zero shares issued and outstanding....       --        --
 Common stock, par value $.01 per share; 100,000,000 shares
  authorized; 11,840,333 and 13,591,947 shares reserved for
  common stock warrants, employee stock purchase plan and
  stock incentive plans; 52,530,203 and 51,638,629 shares
  outstanding..............................................       543       523
 Common stock warrants; 2,000,000 and 3,000,000 warrants
  issued and outstanding...................................    17,430    26,145
 Additional paid-in capital................................   180,750   136,373
 Notes receivable and deferred compensation related to
  employees................................................       --       (163)
 Treasury stock, at cost, 1,830,986 and 722,486 shares.....   (71,497)  (20,374)
 Accumulated other comprehensive loss:
 Foreign currency translation..............................      (654)     (120)
 Unrealized losses on short-term investments, net of tax...      (350)      --
 Accumulated earnings (deficit)............................    64,947   (25,522)
                                                             --------  --------
 Total stockholders' equity................................   191,169   116,862
                                                             --------  --------
 Total liabilities and stockholders' equity................  $332,089  $274,968
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Revenues:
 Processing and related services.................  $294,809  $255,167  $191,802
 Software and professional services..............   104,086    66,995    44,838
                                                   --------  --------  --------
  Total revenues.................................   398,895   322,162   236,640
                                                   --------  --------  --------
Expenses:
 Cost of processing and related services.........   107,022    95,706    82,198
 Cost of software and professional services......    44,515    36,415    25,048
                                                   --------  --------  --------
  Total cost of revenues.........................   151,537   132,121   107,246
                                                   --------  --------  --------
Gross margin (exclusive of depreciation).........   247,358   190,041   129,394
                                                   --------  --------  --------
Operating expenses:
 Research and development........................    42,338    34,388    27,485
 Selling, general and administrative:
 Selling, general and administrative.............    46,970    40,142    34,769
 Amortization of noncompete agreements and
  goodwill.......................................       643     4,889     5,381
 Stock-based employee compensation...............        48       280       297
 Depreciation....................................    12,077    10,190     8,159
                                                   --------  --------  --------
  Total operating expenses.......................   102,076    89,889    76,091
                                                   --------  --------  --------
Operating income.................................   145,282   100,152    53,303
                                                   --------  --------  --------
 Other income (expense):
 Interest expense................................    (5,808)   (7,214)   (9,771)
 Interest and investment income, net.............     5,761     2,981     2,484
 Other...........................................       (32)       10       (21)
                                                   --------  --------  --------
  Total other....................................       (79)   (4,223)   (7,308)
                                                   --------  --------  --------
Income before income taxes.......................   145,203    95,929    45,995
 Income tax (provision) benefit..................   (54,734)  (36,055)   39,643
                                                   --------  --------  --------
Net income.......................................  $ 90,469  $ 59,874  $ 85,638
                                                   ========  ========  ========
Basic net income per common share:
 Net income available to common stockholders.....  $   1.73  $   1.16  $   1.67
                                                   ========  ========  ========
 Weighted average common shares..................    52,204    51,675    51,198
                                                   ========  ========  ========
Diluted net income per common share:
 Net income available to common stockholders.....  $   1.60  $   1.10  $   1.62
                                                   ========  ========  ========
 Weighted average diluted common shares..........    56,680    54,660    52,991
                                                   ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                               Notes
                                                             Receivable
                     Shares of                              and Deferred                       Unrealized
                      Common            Common   Additional Compensation             Foreign    Losses on  Accumulated
                       Stock    Common  Stock     Paid-in    Related to  Treasury   Currency   Short- Term  Earnings
                    Outstanding Stock  Warrants   Capital    Employees    Stock    Translation Investments  (Deficit)
                    ----------- ------ --------  ---------- ------------ --------  ----------- ----------- -----------
 BALANCE,
  December 31,
  1997...........     50,960     $510  $26,145    $112,615    $(1,321)   $    --      $  (1)      $ --      $(171,034)
 Comprehensive
  income:
 Net income......        --       --       --          --         --          --        --          --         85,638
 Foreign currency
  translation
  adjustments....        --       --       --          --         --          --         39         --            --
 Comprehensive
  income.........        --       --       --          --         --          --        --          --            --
 Amortization of
  deferred stock-
  based employee
  compensation
  expense........        --       --       --          --         297         --        --          --            --
 Repurchase of
  common stock...        (66)     --       --          (12)       157         (97)      --          --            --
 Exercise of
  stock options..        540        5      --        4,957        --          --        --          --            --
 Payments on
  notes
  receivable from
  employee
  stockholders...        --       --       --          --          61         --        --          --            --
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..         32      --       --          622        --          --        --          --            --
 Tax benefit of
  stock options
  exercised......        --       --       --        2,417        --          --        --          --            --
                      ------     ----  -------    --------    -------    --------     -----       -----     ---------
 BALANCE,
  December 31,
  1998...........     51,466      515   26,145     120,599       (806)        (97)       38         --        (85,396)
 Comprehensive
  income:
 Net income......        --       --       --          --         --          --        --          --         59,874
 Foreign currency
  translation
  adjustments....        --       --       --          --         --          --       (158)        --            --
 Comprehensive
  income.........        --       --       --          --         --          --        --          --            --
 Amortization of
  deferred stock-
  based employee
  compensation
  expense........        --       --       --          --         280         --        --          --            --
 Repurchase of
  common stock...       (656)     --       --          --         --      (20,277)      --          --            --
 Common stock
  swap for option
  exercise.......        --       --       --           35        --          --        --          --            --
 Exercise of
  stock options..        795        8      --       10,000        --          --        --          --            --
 Payments on
  notes
  receivable from
  employee
  stockholders...        --       --       --          --         363         --        --          --            --
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..         34      --       --          926        --          --        --          --            --
 Tax benefit of
  stock options
  exercised......        --       --       --        4,813        --          --        --          --            --
                      ------     ----  -------    --------    -------    --------     -----       -----     ---------
 BALANCE,
  December 31,
  1999...........     51,639      523   26,145     136,373       (163)    (20,374)     (120)        --        (25,522)
 Comprehensive
  income:
 Net income......        --       --       --          --         --          --        --          --         90,469
 Unrealized
  losses on
  short-term
  investments
  (net of tax
  benefit of
  $211)..........        --       --       --          --         --          --        --         (350)          --
 Foreign currency
  translation
  adjustments....        --       --       --          --         --          --       (534)        --            --
 Comprehensive
  income.........        --       --       --          --         --          --        --          --            --
 Amortization of
  deferred stock-
  based employee
  compensation
  expense........        --       --       --          --          48         --        --          --            --
 Repurchase of
  common stock...     (1,110)     --       --          --         --      (51,123)      --          --            --
 Exercise of
  stock options..        971       10      --       13,178        --          --        --          --            --
 Exercise of
  stock warrants.      1,000       10   (8,715)     20,705        --          --        --          --            --
 Payments on
  notes
  receivable from
  employee
  stockholders...        --       --       --          --         115         --        --          --            --
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..         30      --       --        1,136        --          --        --          --            --
 Tax benefit of
  stock options
  exercised......        --       --       --        9,358        --          --        --          --            --
                      ------     ----  -------    --------    -------    --------     -----       -----     ---------
 BALANCE,
  December 31,
  2000...........     52,530     $543  $17,430    $180,750    $   --     $(71,497)    $(654)      $(350)    $  64,947
                      ======     ====  =======    ========    =======    ========     =====       =====     =========
                        Total
                    Stockholders'
                       Equity
                      (Deficit)
                    -------------
 BALANCE,
  December 31,
  1997...........     $(33,086)
 Comprehensive
  income:
 Net income......          --
 Foreign currency
  translation
  adjustments....          --
 Comprehensive
  income.........       85,677
 Amortization of
  deferred stock-
  based employee
  compensation
  expense........          297
 Repurchase of
  common stock...           48
 Exercise of
  stock options..        4,962
 Payments on
  notes
  receivable from
  employee
  stockholders...           61
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..          622
 Tax benefit of
  stock options
  exercised......        2,417
                    -------------
 BALANCE,
  December 31,
  1998...........       60,998
 Comprehensive
  income:
 Net income......          --
 Foreign currency
  translation
  adjustments....          --
 Comprehensive
  income.........       59,716
 Amortization of
  deferred stock-
  based employee
  compensation
  expense........          280
 Repurchase of
  common stock...      (20,277)
 Common stock
  swap for option
  exercise.......           35
 Exercise of
  stock options..       10,008
 Payments on
  notes
  receivable from
  employee
  stockholders...          363
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..          926
 Tax benefit of
  stock options
  exercised......        4,813
                    -------------
 BALANCE,
  December 31,
  1999...........      116,862
 Comprehensive
  income:
 Net income......          --
 Unrealized
  losses on
  short-term
  investments
  (net of tax
  benefit of
  $211)..........          --
 Foreign currency
  translation
  adjustments....          --
 Comprehensive
  income.........       89,585
 Amortization of
  deferred stock-
  based employee
  compensation
  expense........           48
 Repurchase of
  common stock...      (51,123)
 Exercise of
  stock options..       13,188
 Exercise of
  stock warrants.       12,000
 Payments on
  notes
  receivable from
  employee
  stockholders...          115
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..        1,136
 Tax benefit of
  stock options
  exercised......        9,358
                    -------------
 BALANCE,
  December 31,
  2000...........     $191,169
                    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Cash flows from operating activities:
 Net income......................................  $ 90,469  $ 59,874  $ 85,638
 Adjustments to reconcile net income to net cash
  provided by operating activities--
 Depreciation....................................    12,077    10,190     8,159
 Amortization....................................     7,313    15,026    12,684
 Deferred income taxes...........................     4,450     6,373   (52,880)
 Stock-based employee compensation...............        48       280       297
 Changes in operating assets and liabilities:
  Trade accounts and other receivables, net......   (57,809)  (12,255)  (16,320)
  Other current and noncurrent assets............    (4,709)     (633)      (75)
  Accounts payable and accrued liabilities.......    14,925    23,196     9,811
                                                   --------  --------  --------
   Net cash provided by operating activities.....    66,764   102,051    47,314
                                                   --------  --------  --------
Cash flows from investing activities:
 Purchases of property and equipment.............   (22,173)  (12,003)  (15,706)
 Acquisition of assets...........................       --        --     (5,974)
 Additions to software...........................       --        --     (1,410)
 Purchase of short-term investments..............   (11,543)      --        --
 Acquisitions of and investments in client
  contracts......................................    (1,100)  (24,692)   (3,968)
                                                   --------  --------  --------
   Net cash used in investing activities.........   (34,816)  (36,695)  (27,058)
                                                   --------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of common stock..........    14,324    10,934     5,584
 Proceeds from exercise of stock warrants........    12,000       --        --
 Payments on notes receivable from employee
  stockholders...................................       110       454        64
 Repurchase of common stock......................   (51,081)  (20,242)       (2)
 Payments on long-term debt......................   (22,744)  (47,250)   (6,750)
                                                   --------  --------  --------
   Net cash used in financing activities.........   (47,391)  (56,104)   (1,104)
                                                   --------  --------  --------
Effect of exchange rate fluctuations on cash.....      (482)     (169)       24
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (15,925)    9,083    19,176
Cash and cash equivalents, beginning of period...    48,676    39,593    20,417
                                                   --------  --------  --------
Cash and cash equivalents, end of period.........  $ 32,751  $ 48,676  $ 39,593
                                                   ========  ========  ========
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for--
 Interest........................................  $  5,608  $  6,386  $  8,151
 Income taxes....................................  $ 36,963  $ 19,905  $  7,259
Supplemental disclosure of non-cash investing and
 financing activities:
 During 1998, the Company assumed liabilities of
  $1.3 million as part of the purchase price for
  an asset acquisition.

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

  Based in Denver, Colorado, the Company provides customer care and billing solutions worldwide for the converging communications markets, including cable television, direct broadcast satellite, telephony, on-line services and others. The Company offers its clients a full range of processing services, software and support services that automate customer management functions, including billing, sales support and order processing, invoice calculation and production, management reporting and customer analysis for target marketing. The Company's products and services combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture. The Company provides its services to over one-third of the households in the United States.

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

  Translation of Foreign Currency. The Company's foreign subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in total comprehensive income in stockholders' equity. Transaction gains and losses related to intercompany accounts are not material and are included in the determination of net income.

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

  Revenue Recognition. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This SAB summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition and the required disclosures in financial statements. This SAB was effective for the Company in the fourth quarter of 2000, with retroactive application to January 1, 2000. During the fourth quarter of 2000, the Company performed a review of its revenue recognition policies and determined that they are in compliance with SAB 101.

  The Company generates its revenues from three primary sources: processing and related services, software transactions, and professional services. Processing and related services revenues consist primarily of monthly processing fees generated from the Company's core service bureau customer care and billing application called Communication Control System ("CCS"), and services ancillary to CCS. Software revenues consist primarily of software license and maintenance fees. Professional services revenues consist of a variety of consulting services, such as product installation and customization, business consulting, project management and training services. For multiple-element arrangements which include two or more of these revenue sources, the Company generally accounts for each of the individual revenue sources as a separate and discrete earnings process considering, among other things, whether any undelivered element(s) is essential to the functionality of the delivered element(s). For such multiple-element arrangements, total revenue is allocated to the various elements based upon objective and reliable evidence of the relative fair values specific to the Company's products and services.

  Processing and related services revenues are recognized as the services are performed. Processing fees are typically billed monthly based on the number of client's customers served, ancillary services are typically billed on a per transaction basis, and certain customized print and mail services are billed on a usage basis.

  Software-related revenues are recognized using the guidelines of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended. The primary revenue recognition criteria outlined in SOP 97-2 include: evidence of an arrangement; delivery; fixed or determinable fees; and collectibility. For software transactions which have multiple elements, such as software and services, the Company allocates the contract value to the respective elements based on vendor-specific objective evidence of their individual fair values, determined in accordance with SOP 97-2. Arrangements for software license fees consist principally of one-time perpetual licenses, sold on a per seat or other per unit basis. Perpetual license fees are typically recognized upon delivery, depending upon the nature and extent of the installation and/or customization services, if any, to be provided by the Company, and assuming all other revenue recognition criteria have been met. Term license fees with multiple payments which extend over several periods, and maintenance fees are recognized ratably over the contract term.

  Professional services revenues typically are recognized as the related services are performed.

  Payments received for revenues not yet recognized are reflected as deferred revenue in the accompanying consolidated balance sheets. Revenue recognized prior to the scheduled billing date of an item is reflected as unbilled trade accounts receivable.

  Postage and Communications Lines. The Company passes through to its clients the cost of postage and the cost of communication lines between client sites and the mainframe data processing facility that are incurred on behalf of the clients. Such reimbursements of costs are netted against the expense and are not included in total revenues. The Company requires postage and communications lines deposits from its clients based on contractual arrangements. These amounts are reflected as "client deposits" in the accompanying consolidated balance sheets, and are classified as current liabilities regardless of the contract period.

  Realizability of Long-Lived and Intangible Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and intangible assets may warrant revision, or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived and intangible assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived and intangibles assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

  Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Short-term Investments and Other Financial Instruments. The Company's short-term investments at December 31, 2000 consist of commercial paper, with a market value and an original cost of approximately $10.8 million, and common stock, with a market value and original cost of approximately $0.2 million and $0.8 million, respectively.

  The Company classifies all of its short-term investments as "available-for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Short-term investments are stated at market value, with unrealized gains and losses on such securities included, net of the related income tax effect, in total comprehensive income in stockholders' equity. For all short-term investments, unrealized losses that are considered "other than temporary" are recognized immediately in earnings. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of the securities. There were no material realized gains or losses on these investments during 2000. It is the Company's intent to maintain a low-risk, liquid portfolio to take advantage of investment opportunities, while providing a means to access such funds if needed.

  The Company's other balance sheet financial instruments as of December 31, 2000 and 1999 include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. The carrying amount of the Company's long-term debt (including current maturities) approximates fair value due to its variable interest rates.

  As of December 31, 2000, the Company's only off-balance sheet financial instrument consisted of an interest rate cap agreement that was entered into during December 2000. As of December 31, 1999, the Company's only off-balance sheet financial instrument consisted of an interest rate collar agreement that expired in December 2000. The fair value of the cap and collar agreements at December 31, 2000 and 1999, respectively, based on quoted market prices, were not significant. See Note 4 for additional discussion of the cap agreement.

  Concentrations of Credit Risk. In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. The primary counterparties to the Company's accounts receivable and sources of the Company's revenues consist of cable television and direct broadcast satellite providers throughout the United States and Canada. As of December 31, 2000 and 1999, 51% and 49%, respectively, of the Company's net billed accounts receivable was attributable to one of its significant clients, AT&T Broadband ("AT&T"). As of January 31, 2001, the Company had collected a significant portion of the December 31, 2000 accounts receivable from AT&T.

  The Company generally does not require collateral or other security to support accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. The activity in the Company's allowance for uncollectible accounts receivable for the years ended December 31 is as follows (in thousands):

                                                        2000    1999     1998
                                                       ------  -------  -------
   Balance, beginning of period....................... $2,975  $ 2,051  $ 1,394
   Additions charged to expense.......................  2,791    2,021    1,724
   Reductions for receivables written off.............   (765)  (1,097)  (1,067)
                                                       ------  -------  -------
   Balance, end of period............................. $5,001  $ 2,975  $ 2,051
                                                       ======  =======  =======

  Property and Equipment. Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to ten years. Depreciation is computed using the straight-line method for financial reporting purposes. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation for income tax purposes is computed using accelerated methods.

  Property and equipment at December 31 consists of the following (in thousands):

                                                     Useful
                                                      Lives
                                                     (years)   2000      1999
                                                     ------- --------  --------
   Computer equipment...............................     3   $ 37,798  $ 29,212
   Leasehold improvements...........................  5-10      4,740     3,515
   Operating equipment..............................   3-5     24,836    19,551
   Furniture and equipment..........................     8      8,723     5,162
   Construction in process..........................    --      2,990       931
                                                             --------  --------
                                                               79,087    58,371
   Less--accumulated depreciation...................          (42,457)  (31,864)
                                                             --------  --------
     Property and equipment, net....................         $ 36,630  $ 26,507
                                                             ========  ========

  Software. Software at December 31 consists of the following (in thousands):

                                                               2000      1999
                                                             --------  --------
   Acquired software........................................ $ 40,849  $ 40,849
   Internally developed software............................    2,547     2,547
                                                             --------  --------
                                                               43,396    43,396
   Less--accumulated amortization...........................  (39,112)  (37,251)
                                                             --------  --------
     Software, net.......................................... $  4,284  $  6,145
                                                             ========  ========

  Acquired software resulted from acquisitions and is stated at cost. Amortization expense related to acquired software for the years ended December 31, 2000, 1999, and 1998 was $1.5 million, $1.5 million, and $0.6 million, respectively.

  The Company's research and development ("R&D") efforts consist of developing new products and services as well as enhancements to existing products and services. The Company capitalizes certain software development costs when the resulting products reach technological feasibility. The Company did not capitalize any costs in 2000 or 1999, and capitalized costs of $1.4 million for the year ended December 31, 1998.

  Amortization of internally developed software and acquired software costs begins when the products are available for general release to clients and is computed separately for each product as the greater of (i) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product, or (ii) the straight-line method over the remaining estimated economic life of the product. Estimated lives of two to five years are used in the calculation of amortization. Amortization expense related to internally developed software for the years ended December 31, 2000, 1999, and 1998, was $0.4 million, $0.4 million, and $0.7 million, respectively.

  Noncompete Agreements and Goodwill. Noncompete agreements resulted from acquisitions and were amortized on a straight-line basis over the terms of the agreements, ranging from three to five years. Amortization expense for noncompete agreements for 1999 and 1998 was $4.2 million and $4.6 million, respectively. The noncompete agreements were fully amortized as of November 30, 1999.

  Goodwill at December 31 consists of the following (in thousands):

                                                                2000     1999
                                                               -------  -------
   Goodwill................................................... $ 6,777  $ 7,039
   Less--accumulated amortization.............................  (4,883)  (4,387)
                                                               -------  -------
     Goodwill, net............................................ $ 1,894  $ 2,652
                                                               =======  =======

  Goodwill resulted from acquisitions and is being amortized over seven to ten years on a straight-line basis.

  Client Contracts and Related Intangibles. Client contracts and related intangibles which resulted from the CSG Acquisition were amortized over their estimated lives of five and three years, and were fully amortized as of November 30, 1999 and 1997, respectively. The remaining client contracts represent cash payments and Common Stock Warrants issued to clients based upon the number of client customers converted to and processed on the Company's customer care and billing system. These client contracts are being amortized ratably over the lives of the respective contracts. Amortization related to client contracts and related intangibles for the years ended December 31, 2000, 1999, and 1998, was $4.1 million, $7.2 million, and $5.0 million, respectively. As of December 31, 2000 and 1999, accumulated amortization for client contracts and related intangibles was $28.9 million and $24.8 million, respectively.

  Earnings Per Common Share. The Company follows SFAS No. 128 in calculating earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is consistent with the calculation of basic EPS while giving effect to any dilutive potential common shares outstanding during the period. Basic and diluted EPS are presented on the face of the accompanying consolidated statements of income. No reconciliation of the EPS numerators is necessary as net income is used as the numerator for all periods presented. The reconciliation of the EPS denominators is as follows (in thousands):

                                                            Year Ended December
                                                                     31
                                                            --------------------
                                                             2000   1999   1998
                                                            ------ ------ ------
   Basic weighted average common shares.................... 52,204 51,675 51,198
     Dilutive shares from common stock warrants............  2,136    838    --
     Dilutive shares from common stock options.............  2,340  2,147  1,793
                                                            ------ ------ ------
   Weighted average diluted common shares.................. 56,680 54,660 52,991
                                                            ====== ====== ======

  Common stock options of 0.3 million, 0.6 million, and 1.7 million shares for 2000, 1999 and 1998, respectively, were excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods.

  The diluted potential common shares related to the warrants were excluded from the computation of diluted EPS for all quarters the warrants were not considered exercisable. As of December 31, 2000, all of the warrants were considered exercisable.

  Stock-Based Compensation. The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 9 for the required disclosures under SFAS 123.

  Comprehensive Income. In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components. The adoption of this standard did not have any impact on the Company's net income or stockholders' equity. The components of comprehensive income are reflected in the accompanying consolidated statement of stockholders' equity.

  Reclassification. Certain December 31, 1999 and 1998 amounts have been reclassified to conform to the December 31, 2000 presentation.

  Accounting Pronouncements Issued But Not Yet Effective. SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", as amended ("SFAS 133"), became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring every derivative instrument, as defined, to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of SFAS 133 in 2001 did not have a significant effect on the Company's consolidated financial statements.

3. Segment Reporting and Description of Business

  Segment information has been prepared in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosures of selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires operating segments to be determined based on the way management organizes a company for purposes of making operating decisions and assessing performance. Based on the guidelines of SFAS 131, the Company has determined it has only one reportable segment: customer care and billing solutions for the worldwide converging communications markets.

  Products and Services. The Company provides customer care and billing solutions worldwide for the converging communications markets, including cable television, direct broadcast satellite, telephony, on-line services and others. The Company generates a significant portion of its revenues from its core service bureau processing product, CCS. The Company sells its software products and professional services principally to its existing base of processing clients to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of the clients' operations, and (iii) allow clients to effectively roll out new products and services to new and existing markets, such as residential telephony, high-speed data/ISP and IP markets.

  The Company derived approximately 75.8%, 78.3%, 78.0%, of its total revenues in the years ended December 31, 2000, 1999, and 1998, respectively, from CCS processing and related products and services. The Company generated 77.7%, 75.8%, and 77.7%, of its total revenues from U.S. cable television providers, and 16.0%, 15.5%, and 13.0%, of its total revenues from U.S. and Canadian direct broadcast satellite providers during the years ended December 31, 2000, 1999, and 1998, respectively.

  Geographic Regions. Revenues are generated from external customers only. The Company uses the location of the customer as the basis of attributing revenues to individual countries. Financial information relating to the Company's operations by geographic areas is as follows (in thousands):

                                                      Year Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Total Revenue:
     United States.................................. $391,897 $308,266 $221,778
     All Other (principally, United Kingdom and
      Canada).......................................    6,998   13,896   14,862
                                                     -------- -------- --------
                                                     $398,895 $322,162 $236,640
                                                     ======== ======== ========
                                                         As of December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Long-Lived Assets (excludes intangible assets):
     United States.................................. $ 36,299 $ 25,903 $ 23,398
     All Other......................................      331      604    1,313
                                                     -------- -------- --------
                                                     $ 36,630 $ 26,507 $ 24,711
                                                     ======== ======== ========

  Significant Clients. During the years ended December 31, 2000, 1999, and 1998, revenues from AT&T represented approximately 50.4%, 50.5%, and 37.4% of total revenues, and revenues from AOL Time Warner Inc. and its affiliated companies ("AOL Time Warner") represented approximately 8.3%, 10.2%, and 14.1% of total revenues, respectively. The Company has separate processing agreements with multiple affiliates of AOL Time Warner and provides products and services to them under separately negotiated and executed contracts.

  The Company generates a significant portion of its total revenues under its contract with AT&T (the "AT&T Contract"), as amended. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client. The AT&T Contract expires in 2012. The AT&T Contract has minimum financial commitments over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, and print and mail services. The AT&T Contract contains certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company also is subject to an annual technical audit to determine whether the Company's products and services include innovations in features and functions that have become standard in the wireline video industry.

4. Debt

  The Company's debt at December 31 consists of the following (in thousands):

                                                            2000      1999
                                                          --------  --------
   Term credit facility, due September 2002, quarterly
    payments beginning June 30, 1998, ranging from $2.3
    million to $13.1 million, interest at adjusted LIBOR
    plus 0.50% (7.14% and 6.55% at December 31, 2000 and
    1999, respectively).................................. $ 58,256  $ 81,000
   Revolving credit facility, due September 2002,
    interest at adjusted LIBOR plus 0.50%................       --        --
                                                          --------  --------
                                                            58,256    81,000
   Less-current portion..................................  (25,436)  (21,711)
                                                          --------  --------
   Long-term debt, net of current maturities............. $ 32,820  $ 59,289
                                                          ========  ========

  The term and revolving credit facilities are included in the same debt agreement with a major bank (the "Debt Agreement"). Interest rates for both the term and revolving credit facilities are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 2000 and 1999, the spread on the LIBOR rate and prime rate was 0.50% and 0%, respectively. The Debt Agreement is collateralized by all of the Company's assets and the stock of its subsidiaries.

  In December 1997, the Company entered into a three-year interest rate collar with a major bank to manage its risk from its variable rate long-term debt. Upon expiration of this collar agreement in December 2000, the Company entered into an interest rate cap agreement with a major bank, which expires at the maturity date of the long-term debt in September 2002. The cost of the cap agreement was minimal. The interest rate cap is 9.0% (LIBOR) and the underlying notional amount covered by the cap agreement was $29.1 million as of December 31, 2000, and decreases over the term of the agreement in relation to the scheduled principal payments on the long-term debt. There are no amounts receivable under this cap agreement as of December 31, 2000, and the collar and the cap agreements had no effect on the Company's interest expense for 2000, 1999, or 1998.

  The Debt Agreement requires maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on payment of dividends, maintenance of a fixed charge coverage ratio and leverage ratio, and restrictions on capital expenditures. As of December 31, 2000, the Company was in compliance with all covenants. The payment of cash dividends or other types of distributions on any class of the

Company's stock is restricted unless the Company's leverage ratio, as defined in the Debt Agreement, is under 1.50. As of December 31, 2000, the leverage ratio was 0.34.

  There were no borrowings made on the revolving credit facilities during the years ended December 31, 2000, 1999, and 1998. Under the Debt Agreement, the Company pays an annual commitment fee on the unused portion of the revolving credit facility, based upon the Company's leverage ratio. As of December 31, 2000, the fee was 0.25%. The Company's ability to borrow under the current revolving credit facility is subject to maintenance of certain levels of eligible receivables. At December 31, 2000, all of the $40.0 million revolving credit facility was available to the Company.

  As of December 31, 2000 and 1999, unamortized deferred financing costs were $0.5 million and $1.1 million, respectively. Deferred financing costs are amortized to interest expense over the related term of the debt agreement using a method that approximates the effective interest rate method. Interest expense for the years ended December 31, 2000, 1999, and 1998 includes amortization of deferred financing costs of approximately $0.6 million, $0.9 million, and $0.9 million, respectively.

  As of December 31, 2000, scheduled maturities of the Company's long-term debt for each of the years ending December 31 are: 2001--$25.5 million, and 2002--$32.8 million.

5. Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of or changes in the tax law or rates.

  Income tax provision (benefit) consists of the following (in thousands):

                                                    Year Ended December 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
   Current:
     Federal....................................... $45,720  $25,442  $ 11,574
     State.........................................   5,443    3,029     1,594
     Foreign.......................................    (820)   1,160       (36)
                                                    -------  -------  --------
                                                     50,343   29,631    13,132
                                                    -------  -------  --------
   Deferred:
     Federal.......................................   3,924    5,792     6,592
     State.........................................     467      690       908
     Foreign.......................................     --       (58)    1,048
                                                    -------  -------  --------
                                                      4,391    6,424     8,548
                                                    -------  -------  --------
   Change in valuation allowance...................     --       --    (61,323)
                                                    -------  -------  --------
   Net income tax provision (benefit).............. $54,734  $36,055  $(39,643)
                                                    =======  =======  ========

  Income tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced accrued income taxes by $9.4 million, $4.8 million, and $2.4 million for the years ended December 31, 2000, 1999, and 1998, respectively. Such benefits were recorded as an increase to additional paid-in capital and are included in net cash provided by operating activities in the accompanying consolidated statements of cash flows.

  The difference between the income tax provision (benefit) computed at the statutory federal income tax rate and the financial statement provision (benefit) for income taxes is summarized as follows (in thousands):

                                                    Year Ended December 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
   Provision at federal rate of 35%................ $50,821  $33,575  $ 16,099
   Change in valuation allowance...................     --       --    (59,224)
   Effective state income taxes....................   3,872    2,415     1,625
   Amortization of nondeductible goodwill..........     225      235       781
   Stock-based employee compensation...............     (53)      42       362
   Other...........................................    (131)    (212)      714
                                                    -------  -------  --------
                                                    $54,734  $36,055  $(39,643)
                                                    =======  =======  ========

  The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these differences at December 31 are as follows (in thousands):

                                                                2000     1999
                                                               -------  -------
   Current deferred tax assets:
     Accrued expenses and reserves............................ $ 3,192  $ 1,794
     Deferred revenue.........................................      55      129
     Other....................................................     --        49
                                                               -------  -------
                                                               $ 3,247  $ 1,972
                                                               =======  =======
   Noncurrent deferred tax assets (liabilities):
     Purchased research and development....................... $39,373  $42,981
     Software.................................................   7,289    7,052
     Client contracts and related intangibles.................  (2,748)  (2,645)
     Noncompete agreements....................................   5,432    6,034
     Property and equipment...................................    (902)     125
     Other....................................................  (1,113)    (702)
                                                               -------  -------
                                                               $47,331  $52,845
                                                               =======  =======

  As of December 31, 1997, the Company had a valuation allowance of $61.3 million against certain of its deferred tax assets due to the uncertainty that it would realize the income tax benefit from these assets. During 1998, the Company concluded that it was more likely than not that it would realize the entire tax benefit from its deferred tax assets based on its evaluation of the Company's anticipated profitability over the period of years that the temporary differences were expected to become deductions. As a result, the Company eliminated the entire valuation allowance as of December 31, 1998, which resulted in the Company reflecting an income tax benefit of $39.6 million for 1998. As of December 31, 2000, management continues to believe that sufficient taxable income will be generated to realize the entire benefit of its deferred tax assets. The Company's assumptions of future profitable operations are supported by its strong operating performances over the last several years.

6. Employee Retirement Benefit Plans

  Incentive Savings Plan. The Company sponsors a defined contribution plan covering substantially all employees of the Company. Participants may contribute up to 15% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. The Company makes certain matching and service-related contributions to the plan. The Company's matching and service-related contributions for the years ended December 31, 2000, 1999, and 1998, were approximately $4.3 million, $3.4 million, and $2.9 million, respectively.

  Deferred Compensation Plan. The Company has a non-qualified deferred compensation plan for certain key executives which allows the participants to defer a portion of their annual compensation. The Company provides a 25% matching contribution of the participant's deferral, up to a maximum contribution of $6,250 per year, plus a return on the deferred account balance attributable to the individual participants. As of December 31, 2000 and 1999, the Company has recorded a liability for this obligation of $1.4 million and $1.1 million, respectively. The Company's expense for this plan for the years ended December 31, 2000, 1999, and 1998, was $0.5 million, $0.4 million, and $0.4 million, respectively. The plan is unfunded.

7. Commitments and Contingencies

  Operating Leases. The Company leases certain office and production facilities and other equipment under operating leases which run through 2010. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Future aggregate minimum lease payments under these agreements for the years ending December 31 are as follows: 2001--$8.3 million, 2002--$7.6 million, 2003--$7.2 million, 2004--
$5.8 million, 2005--$5.4 million, thereafter--$18.6 million.

  Total rent expense for the years ended December 31, 2000, 1999, and 1998, was approximately $7.6 million, $5.2 million, and $3.9 million, respectively.

  Service Agreements. The Company has service agreements with FDC and its subsidiaries for data processing services, communication charges and other related computer services. FDC provides data processing and related computer services required for the operation of the Company's CCS system and other products.

  During 2000, the Company renegotiated its data processing services agreement with FDC and its subsidiaries. The new agreement is cancelable only for cause, and expires June 30, 2005. The previous agreement was scheduled to expire December 31, 2001. Under the new agreement, the Company is charged a fixed fee plus a variable fee based on usage and/or actual costs. The total amount paid under the service agreements for the years ended December 31, 2000, 1999, and 1998, was approximately $23.7 million, $27.1 million, and $22.1 million. respectively. The Company believes it could obtain data processing and related computer services from alternative sources, if necessary.

  Legal Proceedings. From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with legal counsel, the ultimate dispositions of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

8. Stockholders' Equity

  Common Stock Warrants. As of December 31, 1999, the Company had 3.0 million Common Stock Warrants (the "Warrants") outstanding to AT&T. During the fourth quarter of 2000, AT&T exercised its right under the Warrants to purchase 1.0 million shares of the Company's Common Stock at an exercise price of $12 per share, for a total exercise price of $12.0 million. Immediately following the exercise of the Warrants, the Company repurchased the 1.0 million shares at $47.42 per share (an average of the closing price for the five-day trading period ended October 26, 2000) for a total repurchase price of $47.4 million, pursuant to the Company's stock repurchase program. As a result, the net cash outlay paid to AT&T for this transaction was $35.4 million, which was paid by the Company with available corporate funds. After this transaction, AT&T still had Warrants to purchase up to 2.0 million additional shares of the Company's Common Stock, with an exercise price of $12 per share. See Note 11 for additional discussion of the Warrants.

  Stock Repurchase Program. On August 4, 1999, the Company's Board of Directors approved a stock repurchase program which authorized the Company to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. This program represents approximately 10% of the Company's outstanding shares. The repurchased shares are held as treasury shares. The shares repurchased under the program (including the shares repurchased in conjunction with the Warrant exercise discussed above) are as follows (in thousands, except per share amounts):

                                                         2000    1999    Total
                                                        ------- ------- -------
   Shares repurchased..................................   1,090     656   1,746
   Total amount paid................................... $51,088 $20,242 $71,330
   Weighted-average price per share.................... $ 46.87 $ 30.88 $ 40.86

  See Note 11 for additional discussion of the stock repurchase program.

  Restricted Common Stock. During 1995 and 1994, the Company sold Common Stock to executive officers and key employees pursuant to restricted stock agreements. Certain of these shares vest over the individual's service period with the Company. The Company has the option upon termination of employment to repurchase unvested shares of restricted stock at either the original purchase price (ranging from $0.11 to $2.13 per share) or the net book value per share, depending upon the specific terms of the agreements. During the years ended December 31, 2000, 1999, and 1998, the Company repurchased unvested shares of 18,500, zero, and 66,000, respectively, from terminated employees. The shares repurchased are held as treasury shares. As of December 31, 2000, all shares were fully vested and no longer subject to the repurchase option. The final portion of the deferred compensation expense related to these shares was recognized in 2000. The final balances of the notes receivable from employees, which were used to finance certain of these stock purchases, were paid during 2000.

9. Stock-Based Compensation Plans

  Stock Incentive Plans. During 1995, the Company adopted the Incentive Stock Plan (the "1995 Plan") whereby 514,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options. The 79,350 options outstanding under the 1995 Plan as of December 31, 2000, were fully vested.

  During 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan") whereby 4,800,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. In December 1997, upon shareholder approval, the number of shares authorized for issuance under the 1996 Plan was increased to 8,000,000. In May 1999, upon shareholder approval, the number of shares authorized for issuance under the 1996 Plan was increased to 11,000,000. The 5,409,763 options outstanding under the 1996 Plan as of December 31, 2000, vest over four to five years. Certain options become fully vested upon a change in control of the Company.

  During 1997, the Company adopted the Stock Option Plan for Non-Employee Directors (the "Director Plan") whereby 200,000 shares of the Company's Common Stock have been reserved for issuance to non-employee Directors of the Company in the form of stock options. In May 2000, upon shareholder approval, the number of shares authorized for issuance under the Director Plan was increased to 450,000. The 256,000 options outstanding under the Director Plan at December 31, 2000, vest annually over two to three years.

  Stock options are granted with an exercise price equal to the fair market value of the Company's Common Stock as of the date of the grant. All outstanding options have a 10-year term. A summary of the stock options issued under the 1996 Plan, the Director Plan, and 1995 Plan and changes during the years ending December 31 are as follows:

                                                   Year Ended December 31,
                         ------------------------------------------------------------------------------
                                   2000                       1999                      1998
                         -------------------------- ------------------------- -------------------------
                                        Weighted                  Weighted                  Weighted
                                        Average                   Average                   Average
                           Shares    Exercise Price  Shares    Exercise Price  Shares    Exercise Price
                         ----------  -------------- ---------  -------------- ---------  --------------
Outstanding, beginning
 of year................  5,604,822     $ 20.05     6,229,464     $ 17.23     4,152,220     $ 10.43
  Granted...............  1,609,900       41.56       731,050       33.85     3,276,000       23.86
  Exercised.............   (971,494)      13.64      (795,117)      12.63      (540,336)       9.20
  Forfeited.............   (498,115)      26.73      (560,575)      17.23      (658,420)      13.89
                         ----------     -------     ---------     -------     ---------     -------
Outstanding, end of
 year...................  5,745,113     $ 26.58     5,604,822     $ 20.05     6,229,464     $ 17.23
                         ==========     =======     =========     =======     =========     =======
Options exercisable at
 year end...............  1,410,440     $ 14.99     1,297,072     $ 12.52       913,774     $ 10.46
                         ==========     =======     =========     =======     =========     =======
Weighted average fair
 value of options
 granted during the
 year...................                $ 19.14                   $ 13.04                   $ 10.39
                                        =======                   =======                   =======
Options available for
 grant..................  3,741,890                 4,603,675                 1,774,150
                         ==========                 =========                 =========

  The following table summarizes information about the Company's outstanding stock options as of December 31, 2000:

                                 Options Outstanding                  Options Exercisable
                     ------------------------------------------- ------------------------------
                                 Weighted Average    Weighted                       Weighted
      Range Of         Number       Remaining        Average       Number           Average
   Exercise Prices   Outstanding Contractual Life Exercise Price Exercisable     Exercise Price
   ---------------   ----------- ---------------- -------------- ----------- --- --------------
   $ 0.63 - $ 1.88       79,350        4.4            $ 0.64         79,350          $ 0.64
   $ 7.50 - $11.06      829,521        5.9              9.15        504,671            9.15
   $11.75 - $14.88      414,990        5.9             14.47        312,390           14.46
   $16.78 - $23.44    1,000,111        7.3             20.84        409,961           20.71
   $23.59 - $29.94    1,523,013        8.0             26.70         25,013           24.42
   $30.25 - $39.50    1,280,728        8.6             37.52         79,055           36.21
   $40.12 - $60.00      617,400        9.4             47.82            --              --
   ---------------    ---------        ---            ------      ---------          ------
   $ 0.63 - $60.00    5,745,113        7.7            $26.58      1,410,440          $14.99
   ===============    =========        ===            ======      =========          ======

  In January 2001, the Company granted 1,188,250 and 24,000 options under the 1996 Plan and Director Plan, respectively, at prices that range from $44.06 to $51.56 per share, with such options vesting over three to four years. These options are not reflected in the above tables as they were granted subsequent to December 31, 2000.

  1996 Employee Stock Purchase Plan. During 1996, the Company adopted the 1996 Employee Stock Purchase Plan whereby 500,000 shares of the Company's Common Stock have been reserved for sale to employees of the Company and its subsidiaries through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 2000, 1999, and 1998, respectively, 30,120 shares, 34,352 shares, and 31,374 shares, have been purchased under the plan for $1.1 million ($24.65 to $47.65 per share), $0.9 million ($18.91 to $37.08 per share) and $0.6 million ($15.62 to $33.58 per share).

  Stock-Based Compensation Plans. At December 31, 2000, the Company had four stock-based compensation plans, as described above. The Company accounts for these plans in accordance with APB Opinion No. 25, under which no compensation expense has been recognized in 2000, 1999, and 1998.

  Had compensation expense for the Company's four stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the Company's net income and net income per share available to common stockholders for 2000, 1999, and 1998 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Net income:
     As reported....................................... $90,469 $59,874 $85,638
     Pro forma.........................................  78,664  52,498  80,710
   Diluted net income per common share:
     As reported.......................................    1.60    1.10    1.62
     Pro forma.........................................    1.39    0.96    1.52

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2000, 1999, and 1998, respectively: risk-free interest rates of 6.3%, 5.0%, and 4.9%; dividend yield of zero percent for all years; expected lives of 4.0 years, 4.1 years, and 4.4 years; and volatility of 50.0%, 40.0%, and 40.0%.

10. Unaudited Quarterly Financial Data

                                                 Quarter Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
                                    (in thousands, except per share amounts)
2000:
  Total revenues.................. $ 92,063  $ 96,062    $102,070    $108,700
  Gross margin (exclusive of
   depreciation)..................   55,777    59,844      63,712      68,025
  Operating income................   32,989    35,432      37,331      39,530
  Income before income taxes......   32,718    35,281      37,546      39,658
  Income tax provision............  (12,409)  (13,295)    (14,118)    (14,912)
  Net income available to common
   stockholders...................   20,309    21,986      23,428      24,746
  Net income available to common
   stockholders per share:
   Basic..........................     0.39      0.42        0.45        0.47
   Diluted........................     0.36      0.39        0.41        0.44
1999:
  Total revenues.................. $ 71,087  $ 76,510    $ 84,034    $ 90,531
  Gross margin (exclusive of
   depreciation)..................   41,202    44,800      49,493      54,546
  Operating income................   20,227    22,716      26,627      30,582
  Income before income taxes......   18,623    21,727      25,752      29,827
  Income tax provision............   (7,041)   (8,234)     (9,691)    (11,089)
  Net income available to common
   stockholders...................   11,582    13,493      16,061      18,738
  Net income available to common
   stockholders per share:
   Basic..........................     0.22      0.26        0.31        0.36
   Diluted........................     0.21      0.25        0.29        0.34

11. Subsequent Events

  On February 28, 2001, AT&T exercised its rights under the Warrants to purchase the remaining 2.0 million shares of the Company's Common Stock at an exercise price of $12 per share, for a total exercise price of $24.0 million. Immediately following the exercise of the Warrants, the Company repurchased the 2.0 million shares at $37.00 per share (approximates the closing price on February 28, 2001) for a total repurchase price of $74.0 million, pursuant to the Company's stock repurchase program. As a result, the net cash outlay to be paid to AT&T for this transaction is $50.0 million. The Company expects to pay this amount with available corporate funds in March 2001. After this transaction, AT&T no longer has any warrants or other rights to purchase the Company's Common Stock.

  During February 2001, the Company purchased an additional 0.28 million shares of its Common Stock on the open market for $11.2 million (weighted average price of $39.98). The amounts were paid with available corporate funds. The shares repurchased under the Company's stock repurchase program as of February 28, 2001, including the 2.0 million shares repurchased as part of the AT&T Warrant exercise discussed above, totaled 4.03 million shares at a total cost of $156.5 million (weighted-average price of $38.88 per share).

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Financial Statements, Financial Statement Schedules, and Exhibits:

    (1) Financial Statements

      The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 26.

    (2) Financial Statement Schedules:

      None. Any information required in the financial statement schedules is provided in sufficient detail in the Consolidated Financial Statements and notes thereto.

    (3) Exhibits

      Exhibits are listed in the Exhibit Index on page 48.

  The Exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601(10)(iii) of Regulation S-K.

  (b) Reports on Form 8-K

    Form 8-K dated October 2, 2000, under Item 5, Other Events, was filed with the Securities and Exchange Commission which included a press release dated September 28, 2000. The press release announced that the Company had received a demand for arbitration from AT&T Broadband relating to a Master Subscriber Management System Agreement the companies entered into in 1997.

    Form 8-K dated October 11, 2000, under Item 5, Other Events, was filed with the Securities and Exchange Commission which included a press release dated October 10, 2000. The press release announced (i) the dismissal with prejudice of the previously reported demand for arbitration from AT&T and
  (ii) the amendment of the Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband.

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

                                          Date: March 30, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Neal C. Hansen             Chairman of the Board of     March 30, 2001
______________________________________  Directors and Chief
            Neal C. Hansen              Executive Officer
                                        (Principal Executive
                                        Officer)

        /s/ John P. Pogge              President, Chief Operating   March 30, 2001
______________________________________  Officer and Director
            John P. Pogge

        /s/ Peter E. Kalan             Vice President and Chief     March 30, 2001
______________________________________  Financial Officer
            Peter E. Kalan              (Principal Financial
                                        Officer)

        /s/ Randy R. Wiese             Vice President and           March 30, 2001
______________________________________  Controller (Principal
            Randy R. Wiese              Accounting Officer)

       /s/ George F. Haddix            Director                     March 30, 2001
______________________________________
           George F. Haddix

       /s/ Royce J. Holland            Director                     March 30, 2001
______________________________________
           Royce J. Holland

      /s/ Janice Obuchowski            Director                     March 30, 2001
______________________________________
          Janice Obuchowski

     /s/ Bernard W. Reznicek           Director                     March 30, 2001
______________________________________
         Bernard W. Reznicek

     /s/ Rockwell A. Schnabel          Director                     March 30, 2001
______________________________________
         Rockwell A. Schnabel

        /s/ Frank V. Sica              Director                     March 30, 2001
______________________________________
            Frank V. Sica

                                 EXHIBIT INDEX

 Exhibit
 Number                                 Description
 -------                                -----------
 2.19(3)*   Restated and Amended CSG Master Subscriber Management System
            Agreement between CSG Systems, Inc. and TCI Cable Management
            Corporation dated August 10, 1997

 2.19A(5)*  Second Amendment to Restated and Amended CSG Master Subscriber
            Management System Agreement between CSG Systems, Inc. and TCI Cable
            Management Corporation, dated January 9, 1998

 2.19B(6)*  First Amendment to Restated and Amended CSG Master Subscriber
            Management System Agreement between CSG Systems, Inc. and TCI Cable
            Management Corporation, dated June 29, 1998

 2.19C(7)   Sixth Amendment to Restated and Amended CSG Master Subscriber
            Management System Agreement between CSG Systems, Inc. and TCI Cable
            Management Corporation, dated July 22, 1998

 2.19D(7)*  Seventh Amendment to Restated and Amended CSG Master Subscriber
            Management System Agreement between CSG Systems, Inc. and TCI Cable
            Management Corporation, dated September 8, 1998

 2.19E(7)   Eighth Amendment to Restated and Amended CSG Master Subscriber
            Management System Agreement between CSG Systems, Inc. and TCI Cable
            Management Corporation, dated September 25, 1998

 2.19F(7)*  Eleventh Amendment to Restated and Amended CSG Master Subscriber
            Management System Agreement between CSG Systems, Inc. and TCI Cable
            Management Corporation, dated September 30, 1998

 2.19G(8)*  Fifth, Ninth, Tenth, Thirteenth, Fourteenth, Seventeenth and
            Nineteenth Amendments to Restated and Amended CSG Master Subscriber
            Management System Agreement between CSG Systems, Inc. and TCI Cable
            Management Corporation

 2.19H(9)*  Fourth and Twenty-Second Amendments and Schedule L to Restated and
            Amended CSG Master Subscriber Management System Agreement between
            CSG Systems, Inc. and TCI Cable Management Corporation

 2.19I(10)* Twenty-Third, Twenty-Fourth, Twenty-Fifth, Twenty-Seventh, Twenty-
            Eighth, Thirtieth, Thirty-Fourth Amendments and Schedule Q to
            Restated and Amended CSG Master Subscriber Management System
            Agreement between CSG Systems, Inc. and TCI Cable Management
            Corporation

 2.19J(11)* Thirty-Sixth and Thirty-Eighth Amendments to Restated and Amended
            CSG Master Subscriber Management System Agreement between CSG
            Systems, Inc. and TCI Cable Management Corporation

 2.19K(12)* Fifteenth, Twenty-Ninth, Forty-First and Forty-Third Amendments and
            Schedules I and X to Restated and Amended CSG Master Subscriber
            Management System Agreement between CSG Systems, Inc. and TCI Cable
            Management Corporation

 2.19L(13)* Thirty-Seventh, Fortieth, Forty-Fourth and Forty-Fifth Amendments
            to Restated and Amended CSG Master Subscriber Management System
            Agreement between CSG Systems, Inc. and TCI Cable Management
            Corporation

 2.19M(15)* Forty-Ninth Amendment to Restated and Amended CSG Master Subscriber
            Management System Agreement between CSG Systems, Inc. and AT&T
            Broadband Management Corporation dated October 10, 2000

 2.19N*     Forty-Sixth, Forty-Eighth, Fiftieth and Fifty-Second Amendments to
            Restated and Amended CSG Master Subscriber Management System
            Agreement between CSG Systems, Inc. and AT&T Broadband Management
            Corporation

 Exhibit
 Number                                 Description
 -------                                -----------
  2.20(3)   Asset Purchase Agreement between CSG Systems International, Inc.
            and TCI SUMMITrak of Texas, Inc., TCI SUMMITrak, L.L.C., and TCI
            Technology Ventures, Inc., dated August 10, 1997

  2.21(3)   Contingent Warrant to Purchase Common Stock between CSG Systems
            International, Inc. and TCI Technology Ventures, Inc., dated
            September 19, 1997

  2.22(3)   Royalty Warrant to Purchase Common Stock between CSG Systems
            International, Inc. and TCI Technology Ventures, Inc., dated
            September 19, 1997

  2.23(3)   Registration Rights Agreement between CSG Systems International,
            Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

  2.24(3)   Loan Agreement among CSG Systems, Inc. and CSG Systems
            International, Inc. as co-borrowers, and certain lenders and Banque
            Paribas, as Agent, dated September 18, 1997

  2.25(4)   First Amendment to Loan Agreement among CSG Systems, Inc. and CSG
            Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 21, 1997

  2.26(8)   Second Amendment to Loan Agreement among CSG Systems, Inc. and CSG
            Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 16, 1998

  2.27(13)  Third Amendment to Loan Agreement among CSG Systems, Inc. and CSG
            Systems International, Inc. as co-borrowers, and certain lenders and Paribas, as Agent, dated January 24, 2000

  3.01(1)   Restated Certificate of Incorporation of the Company

  3.02(2)   Restated Bylaws of CSG Systems International, Inc.

  3.03(2) Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

  4.01(1)   Form of Common Stock Certificate

 10.01(1)   CSG Systems International, Inc. 1995 Incentive Stock Plan

 10.02      CSG Employee Stock Purchase Plan

 10.03(10)  CSG Systems International, Inc. 1996 Stock Incentive Plan

 10.14(8)   Employment Agreement with Neal C. Hansen, dated November 17, 1998

 10.14A(15) First Amendment to Employment Agreement with Neal C. Hansen, dated
            June 30, 2000

 10.15(4)   Indemnification Agreements between CSG Systems International, Inc.
            and certain directors

 10.16(1)   Indemnification Agreements between CSG Systems International, Inc.
            and its directors and certain officers

 10.39(12)  CSG Systems, Inc. Wealth Accumulation Plan, as amended November 16,
            1999

 10.40(14)* Second Amended and Restated Services Agreement between First Data
            Technologies, Inc. and CSG Systems, Inc., dated April 1, 2000

 10.44(14)  CSG Systems International, Inc. Stock Option Plan for Non-Employee
            Directors

 10.45(8)   Employment Agreement with John P. Pogge, dated November 17, 1998

 10.46(8)   Employment Agreement with Edward Nafus, dated November 17, 1998

 10.47(15)  Employment Agreement with J. Richard Abramson, dated August 17,
            2000 21.01 Subsidiaries of the Company

 21.01      Subsidiaries of the Company

 23.01      Consent of Arthur Andersen LLP

 Exhibit
 Number                           Description
 -------                          -----------
 27.01   Financial Data Schedule (EDGAR Version Only)

 99.01   Safe Harbor for Forward-Looking Statements Under the Private
         Securities Litigation Reform Act of 1995--Certain Cautionary
         Statements and Risk Factors

--------
 (1) Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
 (2) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
 (3) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated October 6, 1997.
 (4) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K, as amended for the year ended December 31, 1997.
 (5) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.
 (6) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
 (7) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
 (8) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K, as amended for the year ended December 31, 1998.
 (9) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(10) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(11) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(12) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.
(13) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
(14) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(15) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

* Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.