Form 10-Q
period 2001-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2001-05-15
CIK 1005757

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Shares of common stock outstanding at May 10, 2001: 52,899,163

                         CSG SYSTEMS INTERNATIONAL, INC.

                 FORM 10-Q For the Quarter Ended March 31, 2001


                                      INDEX


                                                                        Page No.
                                                                        --------
Part I  - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheets as of March 31, 2001 and
          December 31, 2000....................................................3

          Condensed Consolidated Statements of Income for the Three Months
          Ended March 31, 2001 and 2000........................................4

          Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2001 and 2000.................................5

          Notes to Condensed Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........14


Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................15

          Signatures..........................................................16

          Index to Exhibits...................................................17

                         CSG SYSTEMS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                       March 31,   December 31,
                                                                                         2001         2000
                                                                                       ---------    ---------
                                            ASSETS                                    (unaudited)
Current assets:
   Cash and cash equivalents .......................................................   $  30,187    $  32,751
   Short-term investments ..........................................................      22,178       10,982
                                                                                       ---------    ---------
      Total cash, cash equivalents and short-term investments ......................      52,365       43,733
   Accounts receivable-
      Trade-
          Billed, net of allowance of $4,756 and $5,001 ............................      79,898      128,902
          Unbilled .................................................................       8,335        4,306
      Other ........................................................................       2,811        1,259
   Deferred income taxes ...........................................................       3,815        3,247
   Other current assets ............................................................       8,576        7,507
                                                                                       ---------    ---------
      Total current assets .........................................................     155,800      188,954

Property and equipment, net of depreciation of $45,575 and $42,457 .................      39,881       36,630
Software, net of amortization of $36,162 and $39,112 ...............................       3,819        4,284
Goodwill, net of amortization of $4,926 and $4,883 .................................       1,686        1,894
Client contracts and related intangibles, net of amortization of $28,416 and $28,855      51,386       52,368
Deferred income taxes ..............................................................      46,387       47,331
Other assets .......................................................................         536          628
                                                                                       ---------    ---------
       Total assets ................................................................   $ 299,495    $ 332,089
                                                                                       =========    =========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ............................................   $  26,250    $  25,436
   Client deposits .................................................................      12,785       12,391
   Trade accounts payable ..........................................................      11,920       14,850
   Accrued employee compensation ...................................................      13,072       19,147
   Deferred revenue ................................................................      11,246        8,172
   Accrued income taxes ............................................................      22,559       15,633
   Other current liabilities .......................................................      14,476       12,008
                                                                                       ---------    ---------
      Total current liabilities ....................................................     112,308      107,637
                                                                                       ---------    ---------
Non-current liabilities:
   Long-term debt, net of current maturities .......................................      26,250       32,820
   Deferred revenue ................................................................         451          463
                                                                                       ---------    ---------
      Total non-current liabilities ................................................      26,701       33,283
                                                                                       ---------    ---------
Stockholders' equity:
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
      zero shares issued and outstanding ...........................................        --           --
   Common stock, par value $.01 per share; 100,000,000 shares authorized;
      52,392,240 shares and 52,530,203 shares outstanding ..........................         565          543
   Common stock warrants; zero and 2,000,000 warrants outstanding ..................        --         17,430
   Additional paid-in capital ......................................................     225,401      180,750
   Accumulated other comprehensive income (loss):
      Unrealized gain (loss) on short-term investments, net of tax .................          12         (350)
      Cumulative translation adjustments ...........................................        (813)        (654)
   Treasury stock, at cost, 4,110,986 shares and 1,830,986 shares ..................    (156,692)     (71,497)
   Accumulated earnings ............................................................      92,013       64,947
                                                                                       ---------    ---------
      Total stockholders' equity ...................................................     160,486      191,169
                                                                                       ---------    ---------
      Total liabilities and stockholders' equity ...................................   $ 299,495    $ 332,089
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

                         CSG SYSTEMS INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (in thousands, except per share amounts)


                                                   Three months ended
                                                 ----------------------
                                                 March 31,     March 31,
                                                    2001         2000
                                                 ---------    ---------
Revenues:
    Processing and related services ..........   $  79,098    $  70,627
    Software and professional services .......      35,001       21,436
                                                 ---------    ---------
             Total revenues ..................     114,099       92,063
                                                 ---------    ---------

Cost of Revenues:
    Cost of processing and related services ..      28,515       25,770
    Cost of software and professional services      13,279       10,516
                                                 ---------    ---------
             Total cost of revenues ..........      41,794       36,286
                                                 ---------    ---------
Gross margin (exclusive of depreciation) .....      72,305       55,777
                                                 ---------    ---------
Operating expenses:
    Research and development .................      11,611        9,888
    Selling, general and administrative ......      13,540       10,088
    Depreciation .............................       3,350        2,812
                                                 ---------    ---------
             Total operating expenses ........      28,501       22,788
                                                 ---------    ---------
Operating income .............................      43,804       32,989
                                                 ---------    ---------
    Other income (expense):
       Interest expense ......................      (1,082)      (1,541)
       Interest and investment income, net ...         947        1,263
       Other .................................         (19)           7
                                                 ---------    ---------
             Total other .....................        (154)        (271)
                                                 ---------    ---------
Income before income taxes ...................      43,650       32,718
    Income tax provision .....................     (16,584)     (12,409)
                                                 ---------    ---------
Net income ...................................   $  27,066    $  20,309
                                                 =========    =========

Basic net income per common share:
   Net income available to common stockholders   $    0.52    $    0.39
                                                 =========    =========
   Weighted average common shares ............      52,469       51,857
                                                 =========    =========

Diluted net income per common share:
   Net income available to common stockholders   $    0.49    $    0.36
                                                 =========    =========
   Weighted average common shares ............      55,135       56,830
                                                 =========    =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CSG SYSTEMS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (in thousands)


                                                                                         Three Months ended
                                                                                       ---------------------
                                                                                       March 31,    March 31,
                                                                                         2001        2000
                                                                                       --------    --------
Cash flows from operating activities:
   Net income ......................................................................   $ 27,066    $ 20,309
   Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation .................................................................      3,350       2,812
      Amortization .................................................................      1,777       1,838
      Loss on short-term investment ................................................        495        --
      Deferred income taxes ........................................................        158       1,446
      Stock-based employee compensation ............................................       --            30
      Changes in operating assets and liabilities:
       Trade accounts and other receivables, net ...................................     43,423       5,345
       Other current and noncurrent assets .........................................     (1,121)     (1,087)
       Accounts payable and accrued liabilities ....................................      4,793      (5,645)
                                                                                       --------    --------
          Net cash provided by operating activities ................................     79,941      25,048
                                                                                       --------    --------

Cash flows from investing activities:
   Purchases of property and equipment .............................................     (6,587)     (6,442)
   Purchases of short-term investments .............................................    (16,993)       --
   Proceeds from sale of short-term investments ....................................      5,882        --
   Investment in client contracts ..................................................        (30)       --
                                                                                       --------    --------
          Net cash used in investing activities ....................................    (17,728)     (6,442)
                                                                                       --------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock ..........................................      2,299       7,059
   Proceeds from exercise of stock warrants ........................................     24,000        --
   Repurchase of common stock ......................................................    (85,195)     (2,987)
   Payments on notes receivable from employee stockholders .........................       --            27
   Payments on long-term debt ......................................................     (5,756)     (5,000)
                                                                                       --------    --------
          Net cash used in financing activities ....................................    (64,652)       (901)
                                                                                       --------    --------

Effect of exchange rate fluctuations on cash .......................................       (125)       (104)
                                                                                       --------    --------

Net increase (decrease) in cash and cash equivalents ...............................     (2,564)     17,601

Cash and cash equivalents, beginning of period .....................................     32,751      48,676
                                                                                       --------    --------
Cash and cash equivalents, end of period ...........................................   $ 30,187    $ 66,277
                                                                                       ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for-
    Interest .......................................................................   $    970    $  1,393
    Income taxes ...................................................................   $  8,598    $  3,942

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         CSG SYSTEMS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The condensed consolidated financial statements at March 31, 2001, and for the three months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission (the Company's 2000 10-K). The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results for the entire year ending December 31, 2001.


2.   STOCKHOLDERS' EQUITY

Common Stock Warrants. On February 28, 2001, AT&T exercised its rights under the Warrants to purchase 2.0 million shares of the Company's Common Stock at an exercise price of $12 per share, for a total exercise price of $24.0 million. Immediately following the exercise of the Warrants, the Company repurchased the
2.0 million shares for $37.00 per share (approximately the closing price on February 28, 2001) for a total repurchase price of $74.0 million, pursuant to the Company's stock repurchase program. As a result, the net cash outlay paid to AT&T for this transaction was $50.0 million, which was paid by the Company with available corporate funds. After this transaction, AT&T no longer has any warrants or other rights to purchase the Company's Common Stock.

Stock Repurchase Program. In August 1999, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. This program represents approximately 10% of the Company's outstanding shares. During the three months ended March 31, 2001, the Company repurchased 2.28 million shares under the program for approximately $85.2 million (a weighted-average price of $37.37 per share), including the 2.0 million shares repurchased as part of the AT&T warrant exercise discussed above. As of March 31, 2001, the Company has purchased a total of 4.03 million shares for approximately $156.5 million (a weighted-average price of $38.88 per share) since the program was announced in 1999. The repurchased shares are held as treasury shares.

Income Tax Benefit from Exercise of Stock Options. Income tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced accrued income taxes by $0.9 million and $5.0 million for the three months ended March 31, 2001 and 2000. Such benefits were recorded as an increase to additional paid-in capital and are included in net cash provided by operating activities in the Company's Condensed Consolidated Statements of Cash Flows.


3.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is consistent with the calculation of basic net income per common share while giving effect to dilutive potential common shares outstanding during the period. Basic and diluted earnings per share (EPS) are presented on the face of the Company's Condensed Consolidated Statements of Income. No reconciliation of the EPS numerators is necessary as net income is used as the numerator for each period presented. The reconciliation of the EPS denominators is as follows (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                         -------------------
                                                          2001         2000
                                                         ------       ------

     Basic common shares outstanding .............       52,469       51,857
     Dilutive effect of common stock options......        1,724        2,693
     Dilutive effect of common stock warrants.....          942        2,280
                                                         ------       ------
     Diluted common shares outstanding............       55,135       56,830
                                                         ======       ======


Common Stock options of 1,703,950 shares and 23,000 shares for the three months ended March 31, 2001 and 2000, have been excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods.


4.   COMPREHENSIVE INCOME

The Company's components of comprehensive income were as follows (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                          ------------------
                                                            2001      2000
                                                          -------    -------
     Net income .......................................   $27,066    $20,309
     Other comprehensive income (loss), net of tax,
      if any:
        Foreign currency translation adjustments ......      (159)      (103)
        Reclassification adjustment for loss included
          in net income ...............................       335        --
        Unrealized gain on short-term investments .....        27        --
                                                          -------    -------
     Comprehensive income .............................   $27,269    $20,206
                                                          =======    =======

5.   RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133), became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring every derivative instrument, as defined, to be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of SFAS 133 effective January 1, 2001 did not have a significant effect on the Company's consolidated financial statements. The Company has only one derivative financial instrument at this time; an interest rate cap agreement related to its long-term debt. The fair value of this agreement is insignificant. See the Company's 2000 10-K for further discussion of this matter.

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth certain financial data and the percentage of total revenues of the Company for the period indicated (in thousands):



                                                       Three months ended March 31,
                                                ----------------------------------------
                                                       2001                 2000
                                                -------------------  -------------------
                                                              % of                % of
                                                  Amount    Revenue    Amount    Revenue
                                                ---------   -------  ---------   -------
Revenues:
   Processing and related services ..........   $  79,098     69.3%  $  70,627     76.7%
   Software and professional services .......      35,001     30.7      21,436     23.3
                                                ---------    -----   ---------    -----
            Total revenues ..................     114,099    100.0      92,063    100.0
                                                ---------    -----   ---------    -----

Cost of Revenues:
   Cost of processing and related services ..      28,515     25.0      25,770     28.0
   Cost of software and professional services      13,279     11.6      10,516     11.4
                                                ---------    -----   ---------    -----
            Total cost of revenues ..........      41,794     36.6      36,286     39.4
                                                ---------    -----   ---------    -----
Gross margin (exclusive of depreciation) ....      72,305     63.4      55,777     60.6
                                                ---------    -----   ---------    -----
Operating expenses:
   Research and development .................      11,611     10.2       9,888     10.7
   Selling, general and administrative ......      13,540     11.9      10,088     11.0
   Depreciation .............................       3,350      2.9       2,812      3.1
                                                ---------    -----   ---------    -----
       Total operating expenses .............      28,501     25.0      22,788     24.8
                                                ---------    -----   ---------    -----
Operating income ............................      43,804     38.4      32,989     35.8
                                                ---------    -----   ---------    -----
   Other income (expense):
     Interest expense .......................      (1,082)    (1.0)     (1,541)    (1.7)
     Interest and investment income, net ....         947      0.8       1,263      1.4
     Other ..................................         (19)      --           7       --
                                                ---------    -----   ---------    -----
       Total other ..........................        (154)    (0.2)       (271)    (0.3)
                                                ---------    -----   ---------    -----
Income before income taxes ..................      43,650     38.2      32,718     35.5
   Income tax provision .....................     (16,584)   (14.5)    (12,409)   (13.4)
                                                ---------    -----   ---------    -----
Net income ..................................   $  27,066     23.7%  $  20,309     22.1%
                                                =========    =====   =========    =====

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues. Total revenues for the three months ended March 31, 2001, increased 23.9% to $114.1 million, from $92.1 million for the three months ended March 31, 2000.

Revenues from processing and related services for the three months ended March 31, 2001, increased 12.0% to $79.1 million, from $70.6 million for the three months ended March 31, 2000. Of the total increase in revenue, approximately 90% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 10% was due to increased revenue per customer. Customers served were as follows (in thousands):

                                                         As of March 31,
                                                  ------------------------------
                                                   2001        2000     Increase
                                                  ------      ------    --------
       Video...................................   34,076      32,745     1,331
       Internet................................    2,302       1,441       861
       Telephony...............................      630         124       506
                                                  ------      ------     -----
            Total..............................   37,008      34,310     2,698
                                                  ======      ======     ======

The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and internal customer growth experienced by existing clients. From April 1, 2000 through March 31, 2001, the Company converted and processed approximately 1.4 million new customers on its systems, including approximately 0.4 million for the first quarter of 2001. As of March 31, 2001, the Company had a total conversion backlog of approximately 4.8 million customers, which are expected to be converted to the Company's processing system during the remainder of 2001.

Total annualized processing revenue per video and Internet account was as follows:

                                                 For the three months ended
                                                         March 31,
                                               ------------------------------
                                                                    Increase
                                                2001        2000   (Decrease)
                                               -----       -----   ----------
       Video account......................     $8.43       $8.31       1.4%
       Internet account...................     $4.94       $5.46      (9.5%)


The change in processing revenues per account relates primarily to (i) changes in the usage of ancillary services by clients, (ii) the introduction of new products and services and the clients use of these products and services, and
(iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.).

Revenues from software and professional services for the three months ended March 31, 2001, increased 63.3% to $35.0 million, from $21.5 million for the three months ended March 31, 2000. The Company sells its software products and professional services principally to its existing client base to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of its clients' operations, and (iii) allow clients to effectively rollout new products and services to new and existing markets. The increase in revenue between years relates to the continued strong demand for the Company's existing software products, primarily its workforce automation application (CSG Workforce Express).

Cost of Processing and Related Services. Processing costs as a percentage of related processing revenues were 36.1% for the three months ended March 31, 2001, compared to 36.5% for the three months ended March 31, 2000. The costs as a percentage of related revenues between periods remained relatively unchanged as the Company continues to (i) focus on cost controls and cost reductions within its core processing business, and

(ii) experience better overall leveraging of its processing costs as a result of the continued growth of the customer base processed on the Company's systems.

Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 37.9% for the three months ended March 31, 2001, compared to 49.1% for the three months ended March 31, 2000. The improvement between periods relates primarily to better overall leveraging of costs as a result of higher software and professional services revenues for the quarter.

Gross Margin. Overall gross margin for the three months ended March 31, 2001, increased 29.6% to $72.3 million, from $55.8 million for the three months ended March 31, 2000, due primarily to revenue growth. The overall gross margin percentage increased to 63.4% for the three months ended March 31, 2001, compared to 60.6% for the three months ended March 31, 2000. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for software and professional services due to the factors discussed above.

Research and Development Expense. Research and development (R&D) expense for the three months ended March 31, 2001, increased 17.4% to $11.6 million, from $9.9 million for the three months ended March 31, 2000. As a percentage of total revenues, R&D expense decreased to 10.2% for the three months ended March 31, 2001, from 10.7% for the three months ended March 31, 2000. The Company did not capitalize any software development costs during the three months ended March 31, 2001 and 2000.

The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The Company's development efforts for the first quarter of 2001 were focused primarily on the development of products to:

     o address the international customer care and billing system market (primarily, CSG NextGen),
     o    increase the efficiencies and productivity of its clients' operations,
     o address the systems needed to support the convergence of the communications markets,
     o support a web-enabled, customer self-care and electronic bill presentment/payment application, and
     o allow clients to effectively rollout new products and services to new and existing markets, such as residential telephony, High-Speed Data/ISP and IP markets (including CSG.net, the Company's ASP offering to the ISP market).

The Company expects its development efforts to focus on similar tasks through the remainder of 2001.

Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expense for the three months ended March 31, 2001, increased 34.2% to $13.5 million, from $10.1 million for the three months ended March 31, 2000. As a percentage of total revenues, SG&A expense increased to 11.9% for the three months ended March 31, 2001, from 11.0% for the three months ended March 31, 2000. The increase in SG&A expense relates primarily to sales and administrative costs to support the Company's overall growth and its international business expansion.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2001, increased 19.1% to $3.4 million, from $2.8 million for the three months ended March 31, 2000. The increase in expense relates to capital expenditures made during the last nine months of 2000 and the first three months of 2001 in support of the overall growth of the Company, consisting principally of (i) computer hardware and related equipment, (ii) statement processing equipment, and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the three months ended March 31, 2001, was $43.8 million or 38.4% of total revenues, compared to $33.0 million or 35.8% of total revenues for the three months ended March 31, 2000. The increase between years relates to the factors discussed above.

Interest Expense. Interest expense for the three months ended March 31, 2001, decreased 29.8% to $1.1 million, from $1.5 million for the three months ended March 31, 2000, with the decrease due primarily to scheduled principal payments on the Company's long-term debt during 2000 and a decrease in interest rates. The balance of the Company's long-term debt as of March 31, 2001, was $52.5 million, compared to $76.0 million as of March 31, 2000, a decrease of $23.5 million.

Interest and Investment Income. Interest and investment income for the three months ended March 31, 2001, decreased 25.0% to $0.9 million, from $1.3 million for the three months ended March 31, 2000, with the decrease due primarily to the Company recording a charge of $0.5 million for an "other-than-temporary" decline in market value for a short-term investment during the three months ended March 31, 2001.

Income Tax Provision. For the three months ended March 31, 2001, the Company recorded an income tax provision of $16.6 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 2001. The Company's effective income tax rate for 2000 was also approximately 38%. As of March 31, 2001, management continues to believe that sufficient taxable income will be generated to realize the entire benefit of the Company's deferred tax assets. The Company's assumptions of future profitable operations are supported by its strong operating performances over the last several years.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------
As of March 31, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $52.4 million. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding as of March 31, 2001. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At March 31, 2001, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002.

As of March 31, 2001 and December 31, 2000, respectively, the Company had $79.9 million and $128.9 million in net billed trade accounts receivable. The decrease between periods relates primarily to the collection (in January 2001) of a large receivable from a software transaction that was outstanding at yearend. The payment terms on this transaction were scheduled three weeks across yearend to assist a client in its capital planning.

The Company's billed trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average net billed trade accounts receivable balance for the period. The Company's DBO calculations for the quarters ended March 31, 2001 and 2000 were 56 days and 54 days, respectively. The Company improved from its fourth quarter 2000 DBO of 72 days as a result of strong cash collections during the quarter, in particular, the large software receivable mentioned in the previous paragraph. The Company's target range for DBOs is 55 to 60 days.

The Company's net cash flows from operating activities for the three months ended March 31, 2001 and 2000 were $79.9 million and $25.0 million, respectively. The increase of $54.9 million between periods relates to (i) an increase in net cash flows from operations of $6.4 million and (ii) an increase in the net changes in operating assets and liabilities of $48.5 million. The increase in the net changes in operating assets and liabilities relates primarily to the large decrease in December 31, 2000 billed accounts receivable, for the reasons stated above. The Company's cash flows from operating activities would have been approximately $43.0 million for the first quarter of 2001 if the receivable for the large software transaction mentioned above would have been collected in the fourth quarter of 2000 rather than in the first quarter of 2001.

The Company's net cash flows used in investing activities totaled $17.7 million for the three months ended March 31, 2001, compared to $6.4 million for the three months ended March 31, 2000, an increase of $11.3 million. The increase between periods relates primarily to net purchases of short-term investments of $11.1 million during the first quarter of 2001. During the third quarter of 2000, the Company began investing its excess cash balances in various low-risk, short-term investments.

The Company's net cash flows used in financing activities was $64.7 million for the three months ended March 31, 2001, compared to $0.9 million for the three months ended March 31, 2000, an increase of $63.8 million. The increase between periods relates to (i) an increase in stock repurchases of $82.2 million, as discussed below, and (ii) an increase in debt payments of $0.8 million. This increase is offset by a change in proceeds between periods of $19.2 million from the exercise of stock options and warrants.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months ended March 31, 2001 was $48.3 million, or 42.3% of total revenues, compared to $37.5 million, or 40.7% of total revenues for the three months ended March 31, 2000. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods in accordance with generally accepted accounting principles.

Interest rates for the Company's long-term debt and revolving credit facility are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional spread, with the spread dependent upon the Company's leverage ratio. As of March 31, 2001, the spread on the LIBOR rate and the prime rate was 0.50% and 0%, respectively. As of March 31, 2001, the entire amount of the debt was under a one-month LIBOR contract with an interest rate of 5.58% (i.e., LIBOR at 5.08% plus spread of 0.50%).

On February 28, 2001, AT&T exercised its rights under the Warrants to purchase
2.0 million shares of the Company's Common Stock at an exercise price of $12 per share, for a total exercise price of $24.0 million. Immediately following the exercise of the Warrants, the Company repurchased the 2.0 million shares for $37.00 per share (approximately the closing price on February 28, 2001) for a total repurchase price of $74.0 million, pursuant to the Company's stock repurchase program. As a result, the net cash outlay paid to AT&T for this transaction was $50.0 million, which was paid by the Company with available corporate funds. After this transaction AT&T no longer has any warrants or other rights to purchase the Company's Common Stock.

In August 1999, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. During the three months ended March 31, 2001, the Company repurchased 2.28 million shares of Common Stock for approximately $85.2 million (a weighted-average price of $37.37 per share), including the 2.0 million shares repurchased as part of the AT&T warrant exercise discussed above. As of March 31, 2001, the Company had purchased a total of 4.03 million shares for approximately $156.5 million (a weighted-average price of $38.88 per share) since the program was announced. The repurchased shares are held as treasury shares.

The Company continues to make significant investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases under its stock repurchase program. In addition, as part of its growth strategy, the Company expects to expand its international business and is continually evaluating potential business and asset acquisitions. The Company had no significant capital commitments as of March 31, 2001. The Company believes that cash generated from operations, together with its current cash, cash equivalents, and short-term investments, and the amount available under its current revolving credit facility, will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, capital expenditures, investments in client contracts, and stock repurchases for both its short and long-term purposes. The Company also believes it has significant additional borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.


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


Dependence on AT&T
------------------
AT&T completed its merger with Tele-Communications, Inc. (TCI) in 1999 and completed its merger with MediaOne Group, Inc. (MediaOne) in 2000. During the three months ended March 31, 2001 and 2000, revenues from AT&T Broadband and affiliated companies (AT&T) represented approximately 61.9% and 50.0% of total revenues, respectively. The increase in the percentage between periods relates primarily to the timing and the amount of software purchases by AT&T. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client. One such risk is that, should AT&T's business generally decline, it would have a material impact on the Company's results of operations.

Contract Rights and Obligations (as amended)
--------------------------------------------
The AT&T Contract expires in 2012. The AT&T Contract has minimum financial commitments over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, and print and mail services. The Company also has certain contractual rights to continue to process certain AT&T customers for a specified time period in the event that AT&T sells a portion of its customers to another company. During the fourth quarter of 2000, the Company relinguished its exclusive rights to process AT&T's wireline telephony customers, and expects these AT&T customers to be fully converted to another service provider by the end of 2001. The Company does not expect the loss of these customers to have a material impact on the Company's result of operations, and this matter has been considered in determining the Company's financial guidance for 2001.

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

The Company expects to perform successfully under the AT&T Contract, and is hopeful that it can continue to sell products and services to AT&T that are in excess of the minimum financial commitments and exclusive rights included in the contract. Should the Company fail to meet its obligations under the AT&T Contract, and should AT&T be successful in any action to either terminate the AT&T Contract in whole or in part, or collect damages caused by an alleged breach, it would have a material adverse impact on the Company's results of operations.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------
There have been no material changes to the Company's market risks during the three months ended March 31, 2001. See the Company's 2000 10-K for additional discussion regarding the Company's market risks.

                         CSG SYSTEMS INTERNATIONAL, INC.
                           PART II. OTHER INFORMATION


Item 1-5. None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               10.03   CSG Systems International, Inc. 1996 Stock Incentive Plan

               10.44 CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

               10.48   Employment Agreement with Peter Kalan, dated January 18,
                       2001

               99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

          (b)  Reports on Form 8-K

               Form 8-K dated March 1, 2001, under Item 5, Other Events, was filed with the Securities and Exchange Commission which included a press release dated March 1, 2001. The press release announced that the Company had executed a Warrant Exercise and Stock Purchase Agreement with AT&T for 2.0 million shares of the Company's Common Stock.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2001

                                      CSG SYSTEMS INTERNATIONAL, INC.


                                      /s/ Neal C. Hansen
                                      -----------------------------------------
                                      Neal C. Hansen
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)



                                      /s/ Peter E. Kalan
                                      -----------------------------------------
                                      Peter E. Kalan
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)



                                      /s/ Randy R. Wiese
                                      ------------------------------------------
                                      Randy R. Wiese
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                         CSG SYSTEMS INTERNATIONAL, INC.

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------

10.03       CSG Systems International, Inc. 1996 Stock Incentive Plan

10.44       CSG Systems International, Inc. Stock Option Plan for Non-Employee
                Directors

10.48       Employment Agreement with Peter Kalan, dated January 18, 2001

99.01       Safe Harbor for Forward-Looking Statements Under the Private
                Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors