Form 10-Q
period 2001-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2001-08-14
CIK 1005757

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                             YES [X]     No [ ]

Shares of common stock outstanding at August  9, 2001:  53,216,397
                                                        ----------

                        CSG SYSTEMS INTERNATIONAL, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001


                                     INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
Part I   -   FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Balance Sheets as of June 30, 2001 and
             December 31, 2000..................................................................                 3

             Condensed Consolidated Statements of Income for the Three and Six
             Months Ended June 30, 2001 and 2000 ...............................................                 4

             Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 2001 and 2000................................................                 5

             Notes to Condensed Consolidated Financial Statements...............................                 6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................................                 9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................                16

Part II  -   OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders................................                17

Item 6.      Exhibits and Reports on Form 8-K...................................................                17

             Signatures.........................................................................                18

             Index to Exhibits..................................................................                19

                        CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              JUNE 30,        DECEMBER 31,
                                                                                                2001              2000
                                                                                            ------------      -----------
                                                                                             (UNAUDITED)
                                                ASSETS
                                                ------
 Current assets:
    Cash and cash equivalents                                                                 $  31,436        $ 32,751
    Short-term investments..................................................................     24,096          10,982
                                                                                              ---------        --------
       Total cash, cash equivalents and short-term investments..............................     55,532          43,733
    Accounts receivable-
       Trade-
         Billed, net of allowance of $5,217 and $5,001......................................    101,181         128,902
         Unbilled...........................................................................     20,597           4,306
       Other................................................................................      2,994           1,259
    Deferred income taxes...................................................................      4,078           3,247
    Other current assets....................................................................      7,802           7,507
                                                                                              ---------        --------
       Total current assets.................................................................    192,184         188,954
 Property and equipment, net of depreciation of $49,032 and $42,457.........................     39,145          36,630
 Software, net of amortization of $36,627 and $39,112.......................................      3,354           4,284
 Goodwill, net of amortization of $3,637 and $4,883.........................................      1,532           1,894
 Client contracts and related intangibles, net of amortization of $28,718 and $28,855.......     66,190          52,368
 Deferred income taxes......................................................................     43,368          47,331
 Other assets...............................................................................        521             628
                                                                                              ---------        --------
       Total assets.........................................................................  $ 346,294        $332,089
                                                                                              =========        ========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
 Current liabilities:
    Current maturities of long-term debt....................................................  $  32,500        $ 25,436
    Client deposits.........................................................................     13,095          12,391
    Trade accounts payable..................................................................     12,264          14,850
    Accrued employee compensation...........................................................     19,210          19,147
    Deferred  revenue.......................................................................     28,568           8,172
    Accrued income taxes....................................................................      1,772          15,633
    Other current liabilities...............................................................     14,930          12,008
                                                                                              ---------        --------
       Total current liabilities............................................................    122,339         107,637
                                                                                              ---------        --------
 Non-current liabilities:
    Long-term debt, net of current maturities...............................................     13,000          32,820
    Deferred revenue........................................................................        307             463
                                                                                              ---------        --------
       Total non-current liabilities........................................................     13,307          33,283
                                                                                              ---------        --------
 Stockholders' equity:
    Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
      zero shares issued and outstanding....................................................          -               -
    Common stock, par value $.01 per share; 100,000,000 shares authorized;
      53,172,490 shares and 52,530,203 shares outstanding...................................        573             543
    Common stock warrants; zero and 2,000,000 warrants outstanding..........................          -          17,430
    Additional paid-in capital..............................................................    247,019         180,750
    Accumulated other comprehensive income (loss):
      Unrealized gain (loss) on short-term investments, net of tax..........................          7            (350)
      Cumulative translation adjustments....................................................       (799)           (654)
    Treasury stock, at cost, 4,110,986 shares and 1,830,986 shares..........................   (156,692)        (71,497)
    Accumulated earnings....................................................................    120,540          64,947
                                                                                              ---------        --------
       Total stockholders' equity...........................................................    210,648         191,169
                                                                                              ---------        --------
       Total liabilities and stockholders' equity...........................................  $ 346,294        $332,089
                                                                                              =========        ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                  CSG SYSTEMS INTERNATIONAL, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 ------------------------------        ----------------------------
                                                                   JUNE 30,          JUNE 30,           JUNE 30,          JUNE 30,
                                                                     2001              2000               2001             2000
                                                                 ------------       -----------        -----------      -----------
 Revenues:
     Processing and related services..........................   $     83,469       $    72,921        $   162,567      $   143,548
     Software and professional services.......................         36,617            23,141             71,618           44,577
                                                                 ------------       -----------        -----------      -----------
        Total revenues........................................        120,086            96,062            234,185          188,125
                                                                 ------------       -----------        -----------      -----------
 Cost of Revenues:
     Cost of processing and related services..................         29,862            26,315             58,377           52,085
     Cost of software and professional services...............         14,093             9,903             27,372           20,419
                                                                 ------------       -----------        -----------      -----------
        Total cost of revenues................................         43,955            36,218             85,749           72,504
                                                                 ------------       -----------        -----------      -----------
 Gross margin (exclusive of depreciation).....................         76,131            59,844            148,436          115,621
                                                                 ------------       -----------        -----------      -----------
 Operating expenses:
     Research and development.................................         13,566            10,366             25,177           20,254
     Selling, general and administrative......................         13,111            11,084             26,651           21,172
     Depreciation.............................................          3,518             2,962              6,868            5,774
                                                                 ------------       -----------        -----------      -----------
        Total operating expenses..............................         30,195            24,412             58,696           47,200
                                                                 ------------       -----------        -----------      -----------
 Operating income.............................................         45,936            35,432             89,740           68,421
                                                                 ------------       -----------        -----------      -----------
     Other income (expense):
      Interest expense........................................           (813)           (1,482)            (1,895)          (3,023)
      Interest and investment income, net.....................            887             1,355              1,834            2,618
      Other...................................................             (4)              (24)               (23)             (17)
                                                                 ------------       -----------        -----------      -----------
        Total other...........................................             70              (151)               (84)            (422)
                                                                 ------------       -----------        -----------      -----------
 Income before income taxes...................................         46,006            35,281             89,656           67,999
     Income tax provision.....................................        (17,479)          (13,295)           (34,063)         (25,704)
                                                                 ------------       -----------        -----------      -----------
 Net income...................................................   $     28,527       $    21,986        $    55,593      $    42,295
                                                                 ============        ==========         ==========      ===========
 Basic net income per common share:
     Net income available to common stockholders..............   $       0.54        $     0.42         $     1.06      $      0.81
                                                                 ============        ==========         ==========      ===========
     Weighted average common shares...........................         52,867            52,158             52,668           52,007
                                                                 ============        ==========         ==========      ===========
 Diluted net income per common share:
     Net income available to common stockholders..............   $       0.52        $     0.39         $     1.01      $      0.74
                                                                 ============        ==========         ==========      ===========
     Weighted average common shares...........................         54,915            56,910             55,025           56,870
                                                                 ============        ==========         ==========      ===========



 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  CSG SYSTEMS INTERNATIONAL, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                                          (in thousands)

                                                                                                        SIX MONTHS ENDED
                                                                                                  ----------------------------
                                                                                                    JUNE 30,         JUNE 30,
                                                                                                      2001            2000
                                                                                                  ------------     -----------
Cash flows from operating activities:
  Net income...................................................................................   $     55,593     $    42,295
  Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation...............................................................................          6,868           5,774
    Amortization...............................................................................          3,931           3,663
    Loss on short-term investment..............................................................            655             -
    Deferred income taxes......................................................................          2,916           2,671
    Stock-based employee compensation..........................................................            -                45
    Changes in operating assets and liabilities:
      Trade accounts and other receivables, net................................................          9,695         (13,432)
      Other current and noncurrent assets......................................................           (470)         (1,643)
      Accounts payable and accrued liabilities.................................................          4,313          (1,477)
                                                                                                  ------------     -----------
         Net cash provided by operating activities.............................................         83,501          37,896
                                                                                                  ------------     -----------
Cash flows from investing activities:
  Purchases of property and equipment..........................................................         (9,370)        (11,513)
  Purchases of short-term investments..........................................................        (33,690)            -
  Proceeds from sale of short-term investments.................................................         20,494             -
  Acquisitions of and investments in client contracts..........................................         (1,274)            -
                                                                                                  ------------     -----------
         Net cash used in investing activities.................................................        (23,840)        (11,513)
                                                                                                  ------------     -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.......................................................         13,039           9,100
  Proceeds from exercise of stock warrants.....................................................         24,000             -
  Repurchase of common stock...................................................................        (85,195)         (2,987)
  Payments on notes receivable from employee stockholders......................................            -                44
  Payments on long-term debt...................................................................        (12,756)        (11,000)
                                                                                                  ------------     -----------
         Net cash used in financing activities.................................................        (60,912)         (4,843)
                                                                                                  ------------     -----------
Effect of exchange rate fluctuations on cash...................................................            (64)           (462)
                                                                                                  ------------     -----------
Net increase (decrease) in cash and cash equivalents...........................................         (1,315)         21,078
Cash and cash equivalents, beginning of period.................................................         32,751          48,676
                                                                                                  ------------     -----------
Cash and cash equivalents, end of period.......................................................   $     31,436     $    69,754
                                                                                                  ============     ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for-
     Interest..................................................................................   $      1,305     $     3,140
     Income taxes..............................................................................   $     33,125     $    14,865

  Noncash operating and investing activities:
     During the six months ended June 30, 2001, the Company acquired certain client contract rights valued at approximately
     $15.0 million in exchange for the performance of certain future services.



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   GENERAL

The accompanying condensed consolidated financial statements at June 30, 2001, and for the three and six months then ended, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission (the Company's 2000 10-K). The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.


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

Stock Repurchase Program. In August 1999, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. This program represents approximately 10% of the Company's outstanding shares. During the three months ended June 30, 2001, the Company did not repurchase any shares under the program. During the three months ended March 31, 2001, the Company repurchased 2.28 million shares under the program for approximately $85.2 million (a weighted-average price of $37.37 per share), including the 2.0 million shares repurchased as part of the AT&T warrant exercise discussed above. As of June 30, 2001, the Company has purchased a total of 4.03 million shares for approximately $156.5 million (a weighted-average price of $38.88 per share) since the program was announced in 1999. The repurchased shares are held as treasury shares.

Income Tax Benefit from Exercise of Stock Options. Income tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced accrued income taxes by $10.9 million and $1.2 million for the three months ended June 30, 2001 and 2000, and $11.8 million and $6.2 million for the six months ended June 30, 2001 and 2000, respectively.
Such benefits were recorded as an increase to additional paid-in capital and are included in net cash provided by operating activities in the Company's Condensed Consolidated Statements of Cash Flows.


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

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                       -------------------------------------------------------
                                                             2001           2000           2001           2000
                                                       -------------------------------------------------------
Basic common shares outstanding...................         52,867         52,158         52,668         52,007
Dilutive effect of common stock options...........          2,048          2,471          1,886          2,582
Dilutive effect of common stock warrants..........              -          2,281            471          2,281
                                                           ------         ------         ------         ------
Diluted common shares outstanding.................         54,915         56,910         55,025         56,870
                                                           ======         ======         ======         ======

Common Stock options of 123,400 shares and 92,000 shares for the three months ended June 30, 2001 and 2000, and 407,400 and 92,000 shares for the six months ended June 30, 2001 and 2000, respectively, have been excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods.

4.   COMPREHENSIVE INCOME

The Company's components of comprehensive income were as follows (in thousands):

                                                               Three Months Ended   Six Months Ended
                                                                    June 30,            June 30,
                                                             ----------------------------------------
                                                                2001       2000       2001       2000
                                                             ----------------------------------------
Net income...............................................    $28,527    $21,986    $55,593    $42,295
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments.................         14       (300)      (145)      (403)
Reclassification adjustment for loss included in net
income...................................................        ---        ---        335        ---
Unrealized gain (loss) on short-term investments.........         (5)       ---         22        ---
                                                             -------    -------    -------    -------
Comprehensive income.....................................    $28,536    $21,686    $55,805    $41,892
                                                             =======    =======    =======    =======

5.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations". SFAS 141 introduces a single-method approach to accounting for business combinations, requiring the use of the purchase method and eliminating the use of the pooling-of-interests approach. In addition, SFAS 141 changes the criteria for the separate recognition of intangible assets in a business combination. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be
accounted for in the financial statements upon their acquisition.   SFAS 142
also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is required to be applied by the Company beginning January 1, 2002 to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of SFAS 142.

The Company expects to adopt SFAS 141 and 142 on January 1, 2002. The adoption of SFAS 141 and 142 is not expected to have a significant effect on the Company's consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):



                                                                 THREE MONTHS                          SIX MONTHS
                                                                ENDED JUNE 30,                        ENDED JUNE 30,
                                                  --------------------------------------   ---------------------------------------
                                                         2001                2000               2001                 2000
                                                  -----------------    -----------------   -----------------    ------------------
                                                             % OF                 % OF                % OF                  % OF
                                                  AMOUNT    REVENUE    AMOUNT    REVENUE   AMOUNT    REVENUE    AMOUNT     REVENUE
                                                  ------    -------    ------    -------   ------    -------    ------     -------
 Revenues:
    Processing and related services              $ 83,469     69.5%   $ 72,921     75.9%  $162,567     69.4%   $143,548      76.3%
    Software and professional services             36,617     30.5      23,141     24.1     71,618     30.6      44,577      23.7
                                                 --------    -----    --------    -----   --------    -----    --------     -----
         Total revenues                           120,086    100.0      96,062    100.0    234,185    100.0     188,125     100.0
                                                 --------    -----    --------    -----   --------    -----    --------     -----
 Cost of Revenues:
    Cost of processing and related services        29,862     24.9      26,315     27.4     58,377     24.9      52,085      27.7
    Cost of software and professional services     14,093     11.7       9,903     10.3     27,372     11.7      20,419      10.8
                                                 --------    -----    --------    -----   --------    -----    --------     -----
         Total cost of revenues                    43,955     36.6      36,218     37.7     85,749     36.6      72,504      38.5
                                                 --------    -----    --------    -----   --------    -----    --------     -----
 Gross margin (exclusive of depreciation           76,131     63.4      59,844     62.3    148,436     63.4     115,621      61.5
                                                 --------    -----    --------    -----   --------    -----    --------     -----
 Operating expenses:
    Research and development                       13,566     11.3      10,366     10.8     25,177     10.8      20,254      10.8
    Selling, general and administrative            13,111     10.9      11,084     11.5     26,651     11.4      21,172      11.2
    Depreciation                                    3,518      2.9       2,962      3.1      6,868      2.9       5,774       3.1
                                                 --------    -----    --------    -----   --------    -----    --------     -----
         Total operating expenses                  30,195     25.1      24,412     25.4     58,696     25.1      47,200      25.1
                                                 --------    -----    --------    -----   --------    -----    --------     -----
 Operating income                                  45,936     38.3      35,432     36.9     89,740     38.3      68,421      36.4
                                                 --------    -----    --------    -----   --------    -----    --------     -----
   Other income (expense):
    Interest expense                                 (813)    (0.7)     (1,482)    (1.6)    (1,895)    (0.8)     (3,023)     (1.6)
    Interest and investment income, net               887      0.7       1,355      1.4      1,834      0.8       2,618       1.4
    Other                                              (4)       -         (24)       -        (23)       -         (17)        -
                                                 --------    -----    --------    -----   --------    -----    --------     -----
         Total other                                   70        -        (151)    (0.2)       (84)       -        (422)     (0.2)
                                                 --------    -----    --------    -----   --------    -----    --------     -----
 Income before income taxes                        46,006     38.3      35,281     36.7     89,656     38.3      67,999      36.2
    Income tax provision                          (17,479)   (14.5)    (13,295)   (13.8)   (34,063)   (14.6)    (25,704)    (13.7)
                                                 --------    -----    --------    -----   --------    -----    --------     -----
 Net income                                      $ 28,527     23.8%   $ 21,986     22.9%  $ 55,593     23.7%   $ 42,295      22.5%
                                                 ========    =====    ========    =====   ========    =====    ========     =====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues. Total revenues for the three months ended June 30, 2001, increased 25.0% to $120.1 million, from $96.1 million for the three months ended June 30, 2000.

Revenues from processing and related services for the three months ended June 30, 2001, increased 14.5% to $83.5 million, from $72.9 million for the three months ended June 30, 2000. Of the total increase in these revenues, approximately 83% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 17% was due to increased revenue per customer. Customers served were as follows (in thousands):

                                            As of June 30,
                             -------------------------------------------
                               2001              2000           Increase
                             -------------------------------------------
Video...................     35,830            32,864             2,966
Internet................      2,640             1,453             1,187
Telephony...............        738               217               521
                             ------            ------             -----
Total...................     39,208            34,534             4,674
                             ======            ======             =====

The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and
internal customer growth experienced by existing clients.   From July 1, 2000
through June 30, 2001, the Company converted and processed approximately 3.0 million new customers on its systems, including approximately 1.6 million for the second quarter of 2001. As of June 30, 2001, the Company had a total conversion backlog of approximately 3.2 million customers, which are expected to be converted to the Company's processing system during the remainder of 2001.

Total annualized processing revenue per video and Internet account was as follows:

                                       For the three months ended June 30,
                                      --------------------------------------
                                                                   Increase
                                        2001          2000        (Decrease)
                                      --------------------------------------
Video account................          $8.70         $8.44               3.1%
Internet account.............          $4.96         $5.31              (6.6%)

The change in processing revenues per account relates primarily to (i) changes in the usage of ancillary services by clients, (ii) the introduction of new products and services and the clients use of these products and services, and
(iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.).

Revenues from software and professional services for the three months ended June 30, 2001, increased 58.2% to $36.6 million, from $23.2 million for the three months ended June 30, 2000. The Company sells its software products and professional services principally to its existing client base to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of its clients' operations, and (iii) allow clients to effectively rollout new products and services to new and existing markets. The increase in revenue between periods relates to the continued demand for the Company's existing software products and services to meet the changing needs of the Company's client base.

Cost of Processing and Related Services. Processing costs as a percentage of related processing revenues were 35.8% for the three months ended June 30, 2001, compared to 36.1% for the three months ended June 30, 2000. The costs as a percentage of related revenues remained relatively unchanged between periods as the Company continues to (i) focus on cost controls and cost reductions within its core processing business, and (ii) experience better overall leveraging of its processing costs as a result of the continued growth of the customer base processed on the Company's systems.

Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 38.5% for the three months ended June 30, 2001, compared to 42.8% for the three months ended June 30, 2000. The improvement between periods relates primarily to better overall leveraging of costs as a result of higher software and professional services revenues for the quarter.

Gross Margin. Overall gross margin for the three months ended June 30, 2001, increased 27.2% to $76.1 million, from $59.8 million for the three months ended June 30, 2000, due primarily to revenue growth. The overall gross margin percentage increased to 63.4% for the three months ended June 30, 2001, compared to 62.3% for the three months ended June 30, 2000. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for software and professional services due to the factors discussed above.

Research and Development Expense. Research and development (R&D) expense for the three months ended June 30, 2001, increased 30.9% to $13.6 million, from $10.4 million for the three months ended June 30, 2000. As a percentage of total revenues, R&D expense increased to 11.3% for the three months ended June 30, 2001, from 10.8% for the three months ended June 30, 2000. The Company did not capitalize any software development costs during the three months ended June 30, 2001 and 2000.

The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The Company's development efforts for the second quarter of 2001 were focused primarily on the development of products to:

 .     address the international customer care and billing system market,

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

Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expense for the three months ended June 30, 2001, increased 18.3% to $13.1 million, from $11.1 million for the three months ended June 30, 2000. The increase in SG&A expense relates primarily to sales and administrative costs to support the Company's overall growth and its international business expansion. As a percentage of total revenues, SG&A expense decreased to 10.9% for the three months ended June 30, 2001, from 11.5% for the three months ended June 30, 2000. The decrease in SG&A expenses as a percentage of total revenues is due primarily to revenues increasing at a faster pace than the SG&A expenses.

Depreciation Expense. Depreciation expense for the three months ended June 30, 2001, increased 18.8% to $3.5 million, from $3.0 million for the three months ended June 30, 2000. The increase in expense relates to capital expenditures made during the last six months of 2000 and the first six months of 2001 in support of the overall growth of the Company, consisting principally of (i) computer hardware and related equipment, (ii) statement processing equipment, and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the three months ended June 30, 2001, was $45.9 million or 38.3% of total revenues, compared to $35.4 million or 36.9% of total revenues for the three months ended June 30, 2000. The increase between periods relates to the factors discussed above.

Interest Expense. Interest expense for the three months ended June 30, 2001, decreased 45.1% to $0.8 million, from $1.5 million for the three months ended June 30, 2000, with the decrease due primarily to scheduled principal payments on the Company's long-term debt and a decrease in interest rates. The balance of the Company's long-term debt as of June 30, 2001, was $45.5 million, compared to $70.0 million as of June 30, 2000, a decrease of $24.5 million.

Income Tax Provision. For the three months ended June 30, 2001, the Company recorded an income tax provision of $17.5 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 2001. The Company's effective income tax rate for 2000 was also approximately 38%. As of June 30, 2001, management continues to believe that sufficient taxable income will be generated to realize the entire benefit of the Company's deferred tax assets. The Company's assumptions of future profitable operations are supported by its strong operating performances over the last several years.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues. Total revenues for the six months ended June 30, 2001, increased 24.5% to $234.2 million, from $188.1 million for the six months ended June 30, 2000.

Revenues from processing and related services for the six months ended June 30, 2001, increased 13.2% to $162.6 million, from $143.5 million for the six months ended June 30, 2000. Of the total increase in these revenues, approximately 85% resulted from an increase in the number of customers of the Company's clients which were serviced by the Company and approximately 15% was due to increased revenue per customer. From July 1, 2000 through June 30, 2001, the Company converted and processed approximately 3.0 million new customers on its systems, including approximately 2.0 million for the six months ended June 30, 2001.

Total annualized processing revenue per video and Internet account was as follows:

                                           For the six months ended June 30,
                                         ------------------------------------
                                                                    Increase
                                          2001          2000       (Decrease)
                                         ------------------------------------
Video account......................      $8.57         $8.38             2.3%
Internet account...................      $4.95         $5.38            (8.0%)

The change in processing revenues per account relates primarily to (i) changes in the usage of ancillary services by clients, (ii) the introduction of new products and services and the clients use of these products and services, and
(iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.).

Revenues from software and professional services for the six months ended June 30, 2001, increased 60.7% to $71.6 million, from $44.6 million for the six months ended June 30, 2000. The Company sells its software products and professional services principally to its existing client base to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of its clients' operations, and (iii) allow clients to effectively rollout new products and services to new and existing markets. The increase in revenue between periods relates to the continued demand for the Company's existing software products and services to meet the changing needs of the Company's client base.

Cost of Processing and Related Services. Processing costs as a percentage of related processing revenues were 35.9% for the six months ended June 30, 2001, compared to 36.3% for the six months ended June 30, 2000. The costs as a percentage of related revenues remained relatively unchanged between periods as the Company continues to (i) focus on cost controls and cost reductions within its core processing business, and (ii) experience better overall leveraging of its processing costs as a result of the continued growth of the customer base processed on the Company's systems.

Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 38.2% for the six months ended June 30, 2001, compared to 45.8% for the six months ended June 30, 2000. The improvement between periods relates primarily to better overall leveraging of costs as a result of higher software and professional services revenues for the period.

Gross Margin. Overall gross margin for the six months ended June 30, 2001, increased 28.4% to $148.4 million, from $115.6 million for the six months ended June 30, 2000, due primarily to revenue growth. The overall gross margin percentage increased to 63.4% for the six months ended June 30, 2001, compared to 61.5% for the six months ended June 30, 2000. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for software and professional services due to the factors discussed above.

Research and Development Expense. R&D expense for the six months ended June 30, 2001, increased 24.3% to $25.2 million, from $20.3 million for the six months ended June 30, 2000. As a percentage of total revenues, R&D expense remained unchanged at 10.8% for the six months ended June 30, 2001 and 2000. The Company did not capitalize any software development costs during the six months ended June 30, 2001 and 2000.

The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products which are in development and enhancements of the Company's existing products. The Company's development efforts for the six months ended June 30, 2001 were focused primarily on the development of products to:

 .     address the international customer care and billing system market,

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

Selling, General and Administrative Expense. SG&A expense for the six months ended June 30, 2001, increased 25.9% to $26.7 million, from $21.2 million for the six months ended June 30, 2000. The increase in SG&A expense relates primarily to sales and administrative costs to support the Company's overall growth and its international business expansion. As a percentage of total revenues, SG&A expense increased to 11.4% for the six months ended June 30, 2001, from 11.2% for the six months ended June 30, 2000.

Depreciation Expense. Depreciation expense for the six months ended June 30, 2001, increased 18.9% to $6.9 million, from $5.8 million for the six months ended June 30, 2000. The increase in expense relates to capital expenditures made during 2000 and the first six months of 2001 in support of the overall growth of the Company, consisting principally of (i) computer hardware and related equipment, (ii) statement processing equipment, and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the six months ended June 30, 2001, was $89.7 million or 38.3% of total revenues, compared to $68.4 million or 36.4% of total revenues for the six months ended June 30, 2000. The increase between periods relates to the factors discussed above.

Interest Expense. Interest expense for the six months ended June 30, 2001, decreased 37.3% to $1.9 million, from $3.0 million for the six months ended June 30, 2000, with the decrease due primarily to scheduled principal payments on the Company's long-term debt and a decrease in interest rates.

Interest and Investment Income, Net. Interest and investment income, net for the six months ended June 30,

2001, decreased 29.9% to $1.8 million, from $2.6 million for the six months ended June 30, 2000, with the decrease due primarily to the Company recording a charge of $0.6 million for an "other-than-temporary" decline in market value for a short-term investment.

Income Tax Provision. For the six months ended June 30, 2001, the Company recorded an income tax provision of $34.1 million, or an effective income tax rate of approximately 38%, which represents the Company's estimate of the effective book income tax rate for 2001. The Company's effective income tax rate for 2000 was also approximately 38%.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $55.5 million. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding as of June 30, 2001. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At June 30, 2001, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002.

As of June 30, 2001 and December 31, 2000, respectively, the Company had $101.2 million and $128.9 million in net billed trade accounts receivable. The decrease between periods relates primarily to the collection (in January 2001) of a large receivable from a software transaction that was outstanding at yearend. The payment terms on this transaction were scheduled three weeks across yearend to assist a client in its capital planning.

The Company's billed trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average net billed trade accounts receivable balance for the period. The Company's DBO calculations for the quarters ended June 30, 2001 and 2000 were 52 days and 53 days, respectively. The Company's target range for DBOs is 55 to 60 days.

As of June 30, 2001 and December 31, 2000, respectively, the Company had $20.6 million and $4.3 million of unbilled trade receivables. The increase in the unbilled trade receivables between periods relate primarily to the timing of billings on items for which revenue was recognized in the three months ended June 30, 2001. Approximately 80 percent of the June 30, 2001 unbilled trade receivables balance is due to be billed and paid by mid-October 2001.

The Company's net cash flows from operating activities for the six months ended June 30, 2001 and 2000 were $83.5 million and $37.9 million, respectively. The increase of $45.6 million between periods relates to (i) an increase in net cash flows from operations of $15.5 million and (ii) an increase in the net changes in operating assets and liabilities of $30.1 million. The increase in the net changes in operating assets and liabilities relates primarily to the large decrease in December 31, 2000 billed accounts receivable, for the reasons stated above. The Company's cash flows from operating activities would have been approximately $46.6 million for the six months ended June 30, 2001 if the receivable for the large software transaction mentioned above would have been collected in the fourth quarter of 2000 rather than in the first quarter of 2001.

The Company's net cash flows used in investing activities totaled $23.8 million for the six months ended June 30, 2001, compared to $11.5 million for the six months ended June 30, 2000, an increase of $12.3 million. The increase between periods relates primarily to net purchases of short-term investments of $13.2 million during the six months ended June 30, 2001, with no comparable activity during the six months ended June 30, 2000. During the third quarter of 2000, the Company began investing its excess cash balances in various low-risk, short-term investments.

The Company's net cash flows used in financing activities was $60.9 million for the six months ended June 30, 2001, compared to $4.8 million for the six months ended June 30, 2000, an increase of $56.1 million. The increase between periods relates to (i) an increase in stock repurchases of $82.2 million, as discussed below, and (ii) an increase in debt payments of $1.8 million. This increase is offset by an increase in proceeds between periods of $27.9 million from the exercise of stock options and warrants.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the six months ended June 30, 2001 was $99.6 million, or 42.5% of total revenues, compared to $77.5 million, or 41.2% of total revenues for the six months ended June 30, 2000. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods in accordance with generally accepted accounting principles.

Interest rates for the Company's long-term debt and revolving credit facility are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional spread, with the spread dependent upon the Company's leverage ratio. As of June 30, 2001, the spread on the LIBOR rate and the prime rate was 0.50% and 0%, respectively. As of June 30, 2001, the entire amount of the debt was under either three-month or six-month LIBOR contracts with an overall weighted average interest rate of 4.77% (i.e., LIBOR at 4.27% plus spread of 0.50%). This compares to an overall weighted average interest rate of 7.14% at December 31, 2000.

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

In August 1999, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. During the three months ended June 30, 2001, the Company did not repurchase any shares under the program. During the three months ended March 31, 2001, the Company repurchased 2.28 million shares of Common Stock for approximately $85.2 million (a weighted-average price of $37.37 per share), including the 2.0 million shares repurchased as part of the AT&T warrant exercise discussed above. As of June 30, 2001, the Company had purchased a total of 4.03 million shares for approximately $156.5 million (a weighted-average price of $38.88 per share) since the program was announced.
The repurchased shares are held as treasury shares.

The Company continues to make significant investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases under its stock repurchase program. In addition, as part of its growth strategy, the Company is continually evaluating potential business and asset acquisitions and plans to expand its international business. The Company had no significant capital commitments as of June 30, 2001. The Company believes that cash generated from operations, together with its current cash, cash equivalents, and short-term investments, and the amount available under its current revolving credit facility, will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, capital expenditures, investments in client contracts, and stock repurchases for both its short and long-term purposes. The Company also believes it has significant additional borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.

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

Dependence on AT&T

AT&T completed its merger with Tele-Communications, Inc. (TCI) in 1999 and completed its merger with MediaOne Group, Inc. (MediaOne) in 2000. During the six months ended June 30, 2001 and 2000, revenues from AT&T Broadband and affiliated companies (AT&T) represented approximately 59.6% and 45.3% of total revenues, respectively. The increase in the percentage between periods relates primarily to the timing and the amount of software and services purchased by AT&T. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client. One such risk is that, should AT&T's business generally decline, it would have a material impact on the Company's results of operations.

Contract Rights and Obligations (as amended)

The AT&T Contract expires in 2012. The AT&T Contract has minimum financial commitments (based upon processing 13 million wireline video customers) over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, and print and mail services. During the fourth quarter of 2000, the Company relinquished its exclusive rights to process AT&T's wireline telephony customers, and expects these AT&T customers to be fully converted to another service provider by the end of 2001. The Company does not expect the loss of these customers to have a material impact on the Company's result of operations.

Effective April 2001, the Company amended its agreement with AT&T giving the Company certain contractual rights to continue to process certain AT&T customers for a minimum of one year in the event that AT&T divests a portion of its customers to another company. These new rights are co-terminus and are in addition to the existing minimum processing commitments the Company has with AT&T through September 2012. Any such divestitures to a third party would not relieve AT&T of its minimum financial commitments over the term of the contract.

It has been recently reported in the public press that AT&T Broadband may be acquired or merged with one or more third parties in a single transaction or a series of transactions. It is impossible and premature at this time to speculate what impact any particular transaction(s) would have on the Company's operations, if any. The Company believes the AT&T Contract would remain in effect in the event there is a change in control of AT&T Broadband.

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

A copy of the AT&T Contract and all subsequent amendments are included in the Company's exhibits to its periodic public filings with the Securities and Exchange Commission. These documents are available on the Internet and the Company encourages readers to review those documents for further details.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's market risks during the six months ended June 30, 2001. See the Company's 2000 10-K for additional discussion regarding the Company's market risks.

                        CSG SYSTEMS INTERNATIONAL, INC.
                          PART II.   OTHER INFORMATION

Item 1-3. None.

Item 4.   Submission of Matters to a Vote of Security Holders.

   (a) The 2001 annual meeting (the "Annual Meeting") of stockholders of CSG Systems International, Inc. was held on June 1, 2001.

   (b)  The following persons were elected as directors at the Annual Meeting:

           Class I (term expiring in 2004)

           Janice I. Obuchowski
           John P. Pogge
           Rockwell A. Schnabel

         The following directors' term of office continued after the Annual
Meeting:

           Royce J. Holland
           Bernard W. Reznicek
           George F. Haddix
           Neal C. Hansen
           Frank V. Sica


   (c)  Votes were cast or withheld at the Annual Meeting as follows:

        (i)     Election of directors:
                Director                                For       Withheld
                ---------                             ----------   --------
                Janice I. Obuchowski                  44,143,373    377,544
                John P. Pogge                         44,141,725    379,192
                Rockwell A. Schnabel                  44,139,470    381,447

        (ii) Increase the 1996 Stock Incentive Plan by 3,000,000 shares:

                For                      Against                   Abstain
                ---                      -------                   -------
            16,698,155                  22,994,186                 166,087

Item 5.  None.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        10.44 CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

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

Dated:  August 14, 2001

                                    CSG SYSTEMS INTERNATIONAL, INC.


                                    /s/ Neal C. Hansen
                                    -----------------------------------
                                    Neal C. Hansen
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Peter E. Kalan
                                    -----------------------------------
                                    Peter E. Kalan
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Randy R. Wiese
                                    -----------------------------------
                                    Randy R. Wiese
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------

10.44   CSG Systems International, Inc. Stock Option Plan for Non-Employee
        Directors

99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors