Form 10-Q
period 2001-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2001-11-14
CIK 1005757

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

          OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______________ to ________________

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

                             YES   X    NO
                                 -----     -----

Shares of common stock outstanding at November 9, 2001:  53,040,953

                        CSG SYSTEMS INTERNATIONAL, INC.

               FORM 10-Q For the Quarter Ended September 30, 2001


                                     INDEX

                                                                            Page No.
                                                                            --------
Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets as of September 30, 2001 and
        December 31, 2000 ..................................................   3

        Condensed Consolidated Statements of Income for the Three and Nine
        Months Ended September 30, 2001 and 2000 ...........................   4

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 2001 and 2000............................   5

        Notes to Condensed Consolidated Financial Statements................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  18


Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................  19

        Signatures..........................................................  20

        Index to Exhibits...................................................  21

                       CSG SYSTEMS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                September 30,      December 31,
                                                                                                    2001              2000
                                                                                                -------------      ------------
                                      ASSETS                                                     (unaudited)
                                      ------
Current assets:
 Cash and cash equivalents.....................................................................   $  28,632         $  32,751
 Short-term investments........................................................................      45,417            10,982
                                                                                                  ---------         ---------
  Total cash, cash equivalents and short-term investments......................................      74,049            43,733
 Accounts receivable-
  Trade-
   Billed, net of allowance of $5,810 and $5,001...............................................     102,068           128,902
   Unbilled....................................................................................      14,490             4,306
  Other........................................................................................       3,301             1,259
 Deferred income taxes.........................................................................       5,005             3,247
 Other current assets..........................................................................       6,761             7,507
                                                                                                  ---------         ---------
  Total current assets.........................................................................     205,674           188,954
Property and equipment, net of depreciation of $52,618 and $42,457.............................      39,736            36,630
Software, net of amortization of $37,106 and $39,112...........................................       3,903             4,284
Goodwill, net of amortization of $3,887 and $4,883.............................................      13,578             1,894
Client contracts and related intangibles, net of amortization of $30,160 and $28,855...........      67,765            52,368
Deferred income taxes..........................................................................      43,536            47,331
Other assets...................................................................................         431               628
                                                                                                  ---------         ---------
  Total assets.................................................................................   $ 374,623         $ 332,089
                                                                                                  =========         =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
 Current maturities of long-term debt..........................................................   $  38,500         $  25,436
 Client deposits...............................................................................      13,972            12,391
 Trade accounts payable........................................................................      13,337            14,850
 Accrued employee compensation.................................................................      21,594            19,147
 Deferred revenue..............................................................................      13,877             8,172
 Accrued income taxes..........................................................................      11,083            15,633
 Other current liabilities.....................................................................      17,419            12,008
                                                                                                  ---------         ---------
    Total current liabilities..................................................................     129,782           107,637
                                                                                                  ---------         ---------
Non-current liabilities:
 Long-term debt, net of current maturities.....................................................           -            32,820
 Deferred revenue..............................................................................         294               463
                                                                                                  ---------         ---------
    Total non-current liabilities..............................................................         294            33,283
                                                                                                  ---------         ---------
Stockholders' equity:
  Preferred stock, par value $.01 per share;
   10,000,000 shares authorized;
   zero shares issued and outstanding..........................................................           -                 -
  Common stock, par value $.01 per share;
   100,000,000 shares authorized;
   53,341,698 shares and 52,530,203 shares outstanding.........................................         575               543
 Common stock warrants; zero and 2,000,000 warrants outstanding................................           -            17,430
 Additional paid-in capital....................................................................     251,084           180,750
 Accumulated other comprehensive income (loss):
   Unrealized gain (loss) on short-term investments, net of tax................................         174              (350)
   Cumulative translation adjustments..........................................................        (764)             (654)
 Treasury stock, at cost, 4,110,986 shares and 1,830,986 shares................................    (156,692)          (71,497)
 Accumulated earnings..........................................................................     150,170            64,947
                                                                                                  ---------         ---------
  Total stockholders' equity...................................................................     244,547           191,169
                                                                                                  ---------         ---------
  Total liabilities and stockholders' equity...................................................   $ 374,623         $ 332,089
                                                                                                  =========         =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS - UNAUDITED
              (in thousands, except share and per share amounts)

                                                                   Three months ended               Nine months ended
                                                             -------------------------------  -----------------------------
                                                             September 30,     September 30,   September 30,  September 30,
                                                                 2001              2000            2001           2000
                                                             -------------     -------------   -------------  -------------
Revenues:
  Processing and related services..........................    $ 87,150          $ 74,622        $249,717       $218,170
  Software and professional services.......................      37,229            27,448         108,847         72,025
                                                               --------          --------        --------       --------
      Total revenues.......................................     124,379           102,070         358,564        290,195
                                                               --------          --------        --------       --------
Cost of Revenues:
  Cost of processing and related services..................      31,479            26,863          89,856         78,948
  Cost of software and professional services...............      13,366            11,495          40,738         31,914
                                                               --------          --------        --------       --------
      Total cost of revenues...............................      44,845            38,358         130,594        110,862
                                                               --------          --------        --------       --------
Gross margin (exclusive of depreciation)...................      79,534            63,712         227,970        179,333
                                                               --------          --------        --------       --------
Operating expenses:
  Research and development.................................      14,398            10,687          39,575         30,941
  Selling, general and administrative......................      14,886            12,618          41,537         33,790
  Depreciation.............................................       3,679             3,076          10,547          8,850
                                                               --------          --------        --------       --------
      Total operating expenses.............................      32,963            26,381          91,659         73,581
                                                               --------          --------        --------       --------
Operating income...........................................      46,571            37,331         136,311        105,752
                                                               --------          --------        --------       --------
  Other income (expense):
    Interest expense.......................................        (681)           (1,455)         (2,576)        (4,478)
    Interest and investment income, net....................       1,299             1,683           3,133          4,301
    Other..................................................          59               (13)             36            (30)
                                                               --------          --------        --------       --------
       Total other.........................................         677               215             593           (207)
                                                               --------          --------        --------       --------
Income before income taxes.................................      47,248            37,546         136,904        105,545
  Income tax provision.....................................     (17,618)          (14,118)        (51,681)       (39,822)
                                                               --------          --------        --------       --------
Net income.................................................    $ 29,630          $ 23,428        $ 85,223       $ 65,723
                                                               ========          ========        ========       ========
Basic net income per common share:
  Net income available to common stockholders..............    $   0.56          $   0.45        $   1.61       $   1.26
                                                               ========          ========        ========       ========
  Weighted average common shares...........................      53,238            52,314          52,858         52,109
                                                               ========          ========        ========       ========
Diluted net income per common share:
  Net income available to common stockholders..............    $   0.54          $   0.41        $   1.55       $   1.16
                                                               ========          ========        ========       ========
  Weighted average common shares...........................      54,677            56,878          54,909         56,873
                                                               ========          ========        ========       ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
        CONDENSED CONSILIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (in thousands)

                                                     Nine months ended
                                              ---------------------------------
                                              September 30,       September 30,
                                                  2001                2000
                                              -------------       -------------
Cash flows from operating activities:
 Net income................................      $ 85,223             $ 65,723
 Adjustments to reconcile net income to
   net cash provided by operating
   activities-
    Depreciation...........................        10,547                8,850
    Amortization...........................         6,132                5,476
    Loss on short-term investment..........           724                    -
    Deferred income taxes..................         6,158                3,777
    Stock-based employee compensation......             -                   48
    Changes in operating assets and
    liabilities:
     Trade accounts and other
      receivables, net.....................        16,063              (22,503)
     Other current and noncurrent
      assets...............................           568               (1,969)
     Accounts payable and accrued
      liabilities..........................         5,301                3,816
                                                 --------             --------
       Net cash provided by
        operating activities...............       130,716               63,218
                                                 --------             --------
Cash flows from investing
 activities:
 Purchases of property and
  equipment................................       (13,247)             (18,216)
 Purchases of short-term
  investments..............................       (74,634)             (33,021)
 Proceeds from sale of short-term
  investments..............................        40,215                    -
 Acquisition of assets and business,
  net of cash acquired.....................       (17,750)                   -
 Acquisitions of and investments
  in client contracts......................        (4,291)              (1,100)
                                                 --------             --------
       Net cash used in investing
        activities.........................       (69,707)             (52,337)
                                                 --------             --------
Cash flows from financing activities:
 Proceeds from issuance of
  common stock.............................        15,936               12,335
 Proceeds from exercise of
  stock warrants...........................        24,000                    -
 Repurchase of common stock................       (85,195)              (3,659)
 Payments on notes receivable
  from employee stockholders...............             -                   81
 Payments on long-term debt................       (19,756)             (17,000)
                                                 --------             --------
       Net cash used in financing
        activities.........................       (65,015)              (8,243)
                                                 --------             --------
Effect of exchange rate
 fluctuations on cash......................          (113)                (538)
                                                 --------             --------
Net increase (decrease) in cash
 and cash equivalents......................        (4,119)               2,100
Cash and cash equivalents,
 beginning of period.......................        32,751               48,676
                                                 --------             --------
Cash and cash equivalents, end
 of period.................................      $ 28,632             $ 50,776
                                                 ========             ========
Supplemental disclosures of cash
 flow information:
 Cash paid during the period for-
  Interest.................................      $  1,933             $  4,429
  Income taxes.............................      $ 36,908             $ 25,783

Supplemental disclosure of non-cash operating and investing activities:
 During the nine months ended September 30, 2001, the Company acquired certain client contract rights valued at approximately $15.0 million in exchange for the performance of certain services.

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1. GENERAL

The accompanying condensed consolidated financial statements at September 30, 2001, and for the three and nine months then ended of CSG Systems International, Inc. (the Company), are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission (the Company's 2000 10-K). The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

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

Stock Repurchase Program. In August 1999, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of 10.0 million shares. During the three-month periods ended June 30, 2001 and September 30, 2001, the Company did not repurchase any shares under the program. During the three months ended March 31, 2001, the Company repurchased 2.28 million shares under the program for approximately $85.2 million (a weighted-average price of $37.37 per share), including the 2.0 million shares repurchased as part of the AT&T warrant exercise discussed above. The repurchased shares are held as treasury shares. See Note 7 for additional discussion of the stock repurchase program.

Stock Incentive Plan. In September 2001, the Company's Board of Directors adopted the 2001 Incentive Stock Plan (the "2001 Plan") whereby 750,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of nonqualified stock options, stock appreciation rights, stock bonus awards, restricted stock awards, or performance unit awards. Awards and options under the 2001 Plan may be granted to key employees of the Company or its subsidiaries that are not (i) officers or directors of the Company, (ii) "covered employees" of the Company for purposes of Section 162(m) of the Internal Revenue Code, or (iii) persons subject to
Section 16 of the Securities Exchange Act of 1934. The stock option exercise price shall not be less than the fair market value of the Company's Common Stock as of the date of grant. The stock options vest one year after the date of grant, unless the option agreement provides otherwise.

Income Tax Benefit from Exercise of Stock Options. Income tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced accrued income taxes by $1.2 million and $2.3 million for the three months ended September 30, 2001 and 2000, and $13.0 million and $8.5 million for the nine months ended September 30, 2001 and 2000, respectively. Such benefits were recorded as an increase to additional paid-in capital and are included in net cash provided by operating activities in the Company's Condensed Consolidated Statements of Cash Flows.

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

                                                        Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                  --------------------------------------------------------
                                                            2001          2000          2001          2000
                                                  --------------------------------------------------------
Basic common shares outstanding...................        53,238        52,314        52,858        52,109
Dilutive effect of common stock options...........         1,439         2,289         1,737         2,485
Dilutive effect of common stock warrants..........             -         2,275           314         2,279
                                                          ------        ------        ------        ------
Diluted common shares outstanding.................        54,677        56,878        54,909        56,873
                                                          ======        ======        ======        ======

Common Stock options of 455,075 shares and 140,000 shares for the three months ended September 30, 2001 and 2000, and 382,775 and 125,000 shares for the nine months ended September 30, 2001 and 2000, respectively, have been excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods.

4. COMPREHENSIVE INCOME

The Company's components of comprehensive income were as follows (in thousands):

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September  30,
                                                         ----------------------------------------------------------------------
                                                                    2001              2000             2001              2000
                                                         ----------------------------------------------------------------------
Net income...............................................          $29,630          $23,428           $85,223           $65,723
Other comprehensive income (loss), net of tax, if any:
 Foreign currency translation adjustments................               35             (174)             (110)             (577)
 Reclassification adjustment for loss included in net
 income..................................................              ---              ---               335               ---
 Unrealized gain (loss) on short-term investments...                   167              (39)              189               (39)
                                                                   -------          -------           -------           -------
Comprehensive income.....................................          $29,832          $23,215           $85,637           $65,107
                                                                   =======          =======           =======           =======

5.  ACQUISITION OF BUSINESS

On September 18, 2001, the Company acquired 100 percent of the common stock of plaNet Consulting, Inc. (plaNet), a Delaware corporation, for $16.7 million in cash. plaNet, with over 100 employees located in Omaha, Nebraska and Denver, Colorado, provides e-business solutions and services to enable companies to transact business via the Internet and in real-time. At the date of acquisition, plaNet derived the majority of its revenues from consulting services. The Company acquired plaNet primarily to obtain its assembled management and consulting workforce to expand the Company's professional services capabilities. The results of operations of plaNet are included in the Company's Consolidated Statements of Income for the periods subsequent to the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):


     Current assets                 $ 1,456
     Property and equipment, net        422
     Deferred income tax assets       4,337
     Goodwill                        12,200
                                    -------
         Total assets acquired       18,415
     Current liabilities              1,661
                                    -------
         Net assets acquired        $16,754
                                    =======

The deferred income tax assets represent (i) a net operating loss carryforward of approximately $7.9 million which the Company believes is more likely than not to be realized over approximately 10 years, and (ii) the difference between the tax basis and the assigned value of certain plaNet assets that existed on the date of acquisition. The $12.2 million of goodwill is not deductible for tax purposes.

Pro forma information on the Company's results of operations for the three and nine month periods ended September 30, 2001 and 2000, to reflect the acquisition of plaNet, is not presented as plaNet's results of operations during those periods are not material to the Company's results of operations.

The Company has followed the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" in accounting for the acquisition of plaNet.

6.  ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is required to be applied by the Company beginning January 1, 2002 to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of SFAS 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 144 was issued to resolve certain implementation issues related to SFAS 121, and to establish a single accounting model for long-lived assets to be disposed of by sale, to include the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principles Board Opinion
No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also removes goodwill from the scope of long-lived asset impairment testing.

The Company is required to adopt SFAS 142 and 144 on January 1, 2002. The adoption of SFAS 142 and 144 is not expected to have a significant effect on the Company's consolidated financial statements.

7.  SUBSEQUENT EVENT

Subsequent to September 30, 2001, through November 9, 2001, the Company purchased an additional 310,000 shares of its Common Stock on the open market for $10.4 million (weighted-average price of $33.59). The amounts were paid with available corporate funds. The shares repurchased under the Company's stock repurchase program as of November 9, 2001, totaled 4.34 million shares at a total cost of $166.9 million (weighted-average price of $38.50 per share).

                        CSG SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

                                                      Three months ended September 30,          Nine months ended September 30,
                                               ------------------------------------------  -----------------------------------------
                                                       2001                 2000                2001                   2000
                                               -------------------  ---------------------  ------------------   --------------------
                                                            % of                   % of                 % of                 % of
                                                 Amount    Revenue      Amount    Revenue   Amount    Revenue    Amount     Revenue
                                               ----------  -------  ----------   --------  --------   -------   ---------   -------
Revenues:
 Processing and related services...............  $ 87,150    70.1%    $ 74,622    73.1%    $ 249,717     69.6%   $ 218,170     75.2%
 Software and professional services............    37,229    29.9       27,448    26.9       108,847     30.4       72,025     24.8
                                                 --------   -----     --------   -----     ---------    -----    ---------    -----
    Total revenues.............................   124,379   100.0      102,070   100.0       358,564    100.0      290,195    100.0
                                                 --------   -----     --------   -----     ---------    -----    ---------    -----
Cost of Revenues:
 Cost of processing and related services.......    31,479    25.3       26,863    26.3        89,856     25.1       78,948     27.2
 Cost of software and professional services....    13,366    10.7       11,495    11.3        40,738     11.4       31,914     10.9
                                                 --------   -----     --------   -----     ---------    -----    ---------    -----
    Total cost of revenues.....................    44,845    36.0       38,358    37.6       130,594     36.5      110,862     38.1
                                                 --------   -----     --------   -----     ---------    -----    ---------    -----
Gross margin (exclusive of depreciation).......    79,534    63.9       63,712    62.4       227,970     63.6      179,333     61.8
                                                 --------   -----     --------   -----     ---------    -----    ---------    -----
Operating expenses:
 Research and development......................    14,398    11.6       10,687    10.5        39,575     11.0       30,941     10.7
 Selling, general and administrative...........    14,886    12.0       12,618    12.4        41,537     11.6       33,790     11.5
 Depreciation..................................     3,679     3.0        3,076     3.0        10,547      2.9        8,850      3.0
                                                 --------   -----     --------   -----     ---------    -----    ---------    -----
    Total operating expenses...................    32,963    26.6       26,381    25.9        91,659     25.5       73,581     25.2
                                                 --------   -----     --------   -----     ---------    -----    ---------    -----
Operating income...............................    46,571    37.3       37,331    36.5       136,311     38.1      105,752     36.6
                                                 --------   -----     --------   -----     ---------    -----    ---------    -----
 Other income (expense):
  Interest expense.............................      (681)   (0.6)      (1,455)   (1.4)       (2,576)    (0.7)      (4,478)    (1.5)
  Interest and investment income, net..........     1,299     1.0        1,683     1.6         3,133      0.9        4,301      1.5
  Other........................................        59       -          (13)      -            36        -          (30)       -
                                                 --------   -----     --------   -----     ---------    -----    ---------    -----
    Total other................................       677     0.4          215     0.2           593      0.2         (207)       -
                                                 --------   -----     --------   -----     ---------    -----    ---------    -----
Income before income taxes.....................    47,248    37.7       37,546    36.7       136,904     38.3      105,545     36.6
 Income tax provision..........................   (17,618)  (14.1)     (14,118)  (13.8)      (51,681)   (14.4)     (39,822)   (13.7)
                                                 --------   -----     --------   -----     ---------    -----    ---------    -----
Net income.....................................  $ 29,630    23.6%    $ 23,428    22.9%    $  85,223     23.9%    $ 65,723     22.9%
                                                 ========   =====     ========   =====     =========    =====     ========    =====

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues. Total revenues for the three months ended September 30, 2001, increased 21.9% to $124.4 million, from $102.1 million for the three months ended September 30, 2000.

Revenues from processing and related services for the three months ended September 30, 2001, increased 16.8% to $87.2 million, from $74.6 million for the three months ended September 30, 2000. Of the total increase in these revenues, approximately 79% resulted from an increase in the number of customers of the Company's clients that were serviced by the Company and approximately 21% was due to increased revenue per customer. Customers served were as follows (in thousands):

                                                                       As of September 30,
                                                           --------------------------------------------
                                                                                              Increase
                                                              2001            2000           (Decrease)
                                                           --------------------------------------------
Video............................................            37,413           32,806            4,607
Internet.........................................             3,169            1,664            1,505
Telephony........................................               217              344             (127)
                                                             ------           ------            -----
   Total.........................................            40,799           34,814            5,985
                                                             ======           ======            =====

The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company's systems, and
internal customer growth experienced by existing clients.   From October 1, 2000
through September 30, 2001, the Company converted and processed approximately
4.4 million new customers on its systems, including approximately 2.0 million for the third quarter of 2001. As of September 30, 2001, the Company had approximately 2.3 million customers scheduled to be converted onto its processing system during the next twelve months.

Total annualized processing revenue per video and Internet account was as follows:

                                                             For the three months ended September 30,
                                                           --------------------------------------------
                                                                                           Increase
                                                              2001             2000       (Decrease)
                                                           --------------------------------------------
Video account....................................             $8.86            $8.46          4.7%
Internet account.................................             $4.29            $4.68         (8.3%)

The increase in processing revenues per video account relates primarily to (i) changes in the usage of ancillary services by clients, (ii) the introduction of new products and services and the clients use of these products and services, and (iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.). The decrease in processing revenues per Internet account is due primarily to the ability of Internet clients to spread their processing costs, some of which are fixed, across a larger customer base.

Revenues from software and professional services for the three months ended September 30, 2001, increased 35.6% to $37.2 million, from $27.4 million for the three months ended September 30, 2000. The Company sells its software products and professional services principally to its existing client base to (i) enhance the core functionality of its service bureau processing application, (ii) increase the efficiency and productivity of its clients' operations, and (iii) allow clients to effectively rollout new products and services to new and existing markets. The increase in revenue between periods relates to the continued demand for the Company's existing software products and services to meet the changing needs of the Company's client base.

Cost of Processing and Related Services. Processing costs as a percentage of related processing revenues were 36.1% for the three months ended September 30, 2001, compared to 36.0% for the three months ended September 30, 2000. The costs as a percentage of related revenues remained relatively unchanged between periods as the Company continues to (i) focus on cost controls and cost reductions within its core processing business, and (ii) experience better overall leveraging of its processing costs as a result of the continued growth of the customer base processed on the Company's systems.

Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 35.9% for the three months ended September 30, 2001, compared to 41.9% for the three months ended September 30, 2000. The improvement between periods relates primarily to better overall leveraging of costs as a result of higher software and professional services revenues for the quarter.

Gross Margin. Overall gross margin for the three months ended September 30, 2001, increased 24.8% to $79.5 million, from $63.7 million for the three months ended September 30, 2000, due primarily to revenue growth. The overall gross margin percentage increased to 63.9% for the three months ended September 30, 2001, compared to 62.4% for the three months ended September 30, 2000. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for software and professional services due to the factors discussed above.

Research and Development Expense. Research and development (R&D) expense for the three months ended September 30, 2001, increased 34.7% to $14.4 million, from $10.7 million for the three months ended September 30, 2000. As a percentage of total revenues, R&D expense increased to 11.6% for the three months ended September 30, 2001, from 10.5% for the three months ended September 30, 2000. The Company did not capitalize any software development costs during the three months ended September 30, 2001 and 2000.

The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products that are in development and enhancements of the Company's existing products. The Company's development efforts for the third quarter of 2001 were focused primarily on the development of products to:

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

Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expense for the three months ended September 30, 2001, increased 18.0% to $14.9 million, from $12.6 million for the three months ended September 30, 2000. The increase in SG&A expense relates primarily to sales and administrative costs to support the Company's overall growth, its international business expansion and its merger and acquisition activities. As a percentage of total revenues, SG&A expense decreased to 12.0% for the three months ended September 30, 2001, from 12.4% for the three months ended September 30, 2000. The decrease in SG&A expenses as a percentage of total revenues is due primarily to revenues increasing at a faster pace than the SG&A expenses.

Included in SG&A expense for the three months ended September 30, 2001, is approximately $0.2 million in amortization expense on goodwill acquired prior to July 1, 2001. Beginning January 1, 2002, amortization of this goodwill will cease. Instead, the goodwill will be subject to the impairment testing requirements of (SFAS 142). See Note 7 to the Notes to Condensed Consolidated Financial Statements for a further discussion of the impact of SFAS 142.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2001, increased 19.6% to $3.7 million, from $3.1 million for the three months ended September 30, 2000. The increase in expense relates to capital expenditures made during the last three months of 2000 and the first nine months of 2001 in support of the overall growth of the Company, consisting principally of (i) computer hardware and related equipment, (ii) statement processing equipment, and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the three months ended September 30, 2001, was $46.6 million or 37.3% of total revenues, compared to $37.3 million or 36.5% of total revenues for the three months ended September 30, 2000. The increase between periods relates to the factors discussed above.

Interest Expense. Interest expense for the three months ended September 30, 2001, decreased 53.2% to $0.7 million, from $1.5 million for the three months ended September 30, 2000, with the decrease due primarily to scheduled principal payments on the Company's long-term debt and a decrease in interest rates. The balance of the Company's long-term debt as of September 30, 2001, was $38.5 million, compared to $64.0 million as of September 30, 2000, a decrease of $25.5 million.

Interest and Investment Income, Net. Interest and investment income, net for the three months ended September 30, 2001, decreased 22.8% to $1.3 million, from $1.7 million for the three months ended September 30, 2000, with the decrease due primarily to a decrease in returns on short-term investments.

Income Tax Provision. For the three months ended September 30, 2001, the Company recorded an income tax provision of $17.6 million, or an effective income tax rate of approximately 37.3%, to reflect the Company's estimate of its effective book income tax rate for 2001 of approximately 37.8%. The Company's effective income tax rate for 2000 was approximately 37.7%. As of September 30, 2001, management continues to believe that sufficient taxable income will be generated to realize the entire benefit of the Company's deferred income tax assets. The Company's assumptions of future profitable operations are supported by its strong operating performances over the last several years.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues. Total revenues for the nine months ended September 30, 2001, increased 23.6% to $358.6 million, from $290.2 million for the nine months ended September 30, 2000.

Revenues from processing and related services for the nine months ended September 30, 2001, increased 14.5% to $249.7 million, from $218.2 million for the nine months ended September 30, 2000. Of the total increase in these revenues, approximately 83% resulted from an increase in the number of customers of the Company's clients that were serviced by the Company and approximately 17% was due to increased revenue per customer. From October 1, 2000 through September 30, 2001, the Company converted and processed approximately 4.4 million new customers on its systems, including approximately 4.0 million for the nine months ended September 30, 2001.

Total annualized processing revenue per video and Internet account was as follows:

                                                          For the nine months ended September 30,
                                                   ----------------------------------------------------
                                                                                         Increase
                                                               2001             2000    (Decrease)
                                                   ----------------------------------------------------
Video account....................................             $8.67            $8.40        3.2%
Internet account.................................             $4.69            $5.13       (8.6%)

The increase in processing revenues per video account relates primarily to (i) changes in the usage of ancillary services by clients, (ii) the introduction of new products and services and the clients use of these products and services, and (iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.). The decrease in processing revenues per Internet account is due primarily to the ability of Internet clients to spread their processing costs, some of which are fixed, across a larger customer base.

Revenues from software and professional services for the nine months ended September 30, 2001, increased 51.1% to $108.8 million, from $72.0 million for the nine months ended September 30, 2000. The Company sells its software products and professional services principally to its existing client base to
(i) enhance the core functionality of its service bureau processing application,
(ii) increase the efficiency and productivity of its clients' operations, and
(iii) allow clients to effectively rollout new products and services to new and existing markets. The increase in revenue between periods relates to the continued demand for the Company's existing software products and services to meet the changing needs of the Company's client base.

Cost of Processing and Related Services. Processing costs as a percentage of related processing revenues were 36.0% for the nine months ended September 30, 2001, compared to 36.2% for the nine months ended September 30, 2000. The costs as a percentage of related revenues remained relatively unchanged between periods as the Company continues to (i) focus on cost controls and cost reductions within its core processing business, and (ii) experience better overall leveraging of its processing costs as a result of the continued growth of the customer base processed on the Company's systems.

Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 37.4% for the nine months ended September 30, 2001, compared to 44.3% for the nine months ended September 30, 2000. The improvement between periods relates primarily to better overall leveraging of costs as a result of higher software and professional services revenues for the period.

Gross Margin. Overall gross margin for the nine months ended September 30, 2001, increased 27.1% to $228.0 million, from $179.3 million for the nine months ended September 30, 2000, due primarily to revenue growth. The overall gross margin percentage increased to 63.6% for the nine months ended September 30, 2001, compared to 61.8% for the nine months ended September 30, 2000. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for software and professional services due to the factors discussed above.

Research and Development Expense. R&D expense for the nine months ended September 30, 2001, increased 27.9% to $39.6 million, from $30.9 million for the nine months ended September 30, 2000. As a percentage of total revenues, R&D expense increased to 11.0% for the nine months ended September 30, 2001 from 10.7% for the nine months ended September 30, 2000. The Company did not capitalize any software development costs during the nine months ended September 30, 2001 and 2000.

The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products that are in development and enhancements of the Company's existing products. The Company's development efforts for the nine months ended September 30, 2001 were focused primarily on the development of products to:

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

Selling, General and Administrative Expense. SG&A expense for the nine months ended September 30, 2001, increased 22.9% to $41.5 million, from $33.8 million for the nine months ended September 30, 2000. The increase in SG&A expense relates primarily to sales and administrative costs to support the Company's overall growth, its international business expansion and its merger and acquisition activities. As a percentage of total revenues, SG&A expense increased to 11.6% for the nine months ended September 30, 2001, from 11.5% for the nine months ended September 30, 2000.

Included in SG&A expense for the nine months ended September 30, 2001, is approximately $0.5 million in amortization expense on goodwill acquired prior to July 1, 2001. Beginning January 1, 2002, amortization of this goodwill will cease. Instead, the goodwill will be subject to the impairment testing requirements of SFAS 142.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2001, increased 19.2% to $10.5 million, from $8.9 million for the nine months ended September 30, 2000. The increase in expense relates to capital expenditures made during 2000 and the first nine months of 2001 in support of the overall growth of the Company, consisting principally of (i) computer hardware and related equipment, (ii) statement processing equipment, and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Operating Income. Operating income for the nine months ended September 30, 2001, was $136.3 million or 38.1% of total revenues, compared to $105.8 million or 36.6% of total revenues for the nine months ended September 30, 2000. The increase between periods relates to the factors discussed above.

Interest Expense. Interest expense for the nine months ended September 30, 2001, decreased 42.5% to $2.6 million, from $4.5 million for the nine months ended September 30, 2000, with the decrease due primarily to scheduled principal payments on the Company's long-term debt and a decrease in interest rates.

Interest and Investment Income, Net. Interest and investment income, net for the nine months ended September 30, 2001, decreased 27.2% to $3.1 million, from $4.3 million for the nine months ended September 30, 2000, with the decrease due primarily to the Company recording a charge of $0.7 million for an "other-than-temporary" decline in market value for a short-term investment and due to a decrease in returns on short-term investments.

Income Tax Provision. For the nine months ended September 30, 2001, the Company recorded an income tax provision of $51.7 million, or an effective income tax rate of approximately 37.8%, which represents the Company's estimate of the effective book income tax rate for 2001. The Company's effective income tax rate for 2000 was approximately 37.7%.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

As of September 30, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $74.0 million. The Company also has a revolving credit facility in the amount of $40.0 million, of which there were no borrowings outstanding as of September 30, 2001. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At September 30, 2001, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002.

As of September 30, 2001 and December 31, 2000, respectively, the Company had $102.1 million and $128.9 million in net billed trade accounts receivable. The decrease between periods relates primarily to the collection (in January 2001) of a large receivable from a software transaction that was outstanding at yearend. The payment terms on this transaction were scheduled three weeks across yearend to assist a client in its capital planning.

The Company's billed trade accounts receivable balance includes billings for several non-revenue items, such as postage, communication lines, travel and entertainment reimbursements, sales tax, and deferred items. As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (DBO) rather than a typical days sales outstanding (DSO) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average net billed trade accounts receivable balance for the period. The Company's DBO calculations for the quarters ended September 30, 2001 and 2000 were 53 days and 59 days, respectively. The Company's target range for DBOs is 55 to 60 days.

As of September 30, 2001 and December 31, 2000, respectively, the Company had $14.5 million and $4.3 million of unbilled trade receivables. The increase in the unbilled trade receivables between periods relates primarily to the timing of billings on items for which revenue has been recognized as of September 30, 2001. Approximately $5.3 million of the September 30, 2001 unbilled trade receivables balance was billed and collected by mid-October 2001, approximately $5.3 million of the balance relates to a contract where the revenues will be billed in the fourth quarter of 2001 and the first quarter of 2002, and the majority of the remaining unbilled trade receivables balance relates to recurring unbilled amounts for postage due to monthly billing cutoffs.

The Company's net cash flows from operating activities for the nine months ended September 30, 2001 and 2000 were $130.7 million and $63.2 million, respectively. The increase of $67.5 million between periods relates to (i) an increase in net cash flows from operations of $24.9 million and (ii) an increase in the net changes in operating assets and liabilities of $42.6 million. The increase in the net changes in operating assets and liabilities relates primarily to the large decrease in December 31, 2000 billed accounts receivable, for the reasons stated above. The Company's cash flows from operating activities would have been approximately $93.8 million for the nine months ended September 30, 2001 if the receivable for the large software transaction mentioned above would have been collected in the fourth quarter of 2000 rather than in the first quarter of 2001.

The Company's net cash flows used in investing activities totaled $69.7 million for the nine months ended September 30, 2001, compared to $52.3 million for the nine months ended September 30, 2000, an increase of $17.4 million. The increase between periods relates primarily to the acquisition of a business for approximately $16.7 million in September 2001.

The Company's net cash flows used in financing activities was $65.0 million for the nine months ended September 30, 2001, compared to $8.2 million for the nine months ended September 30, 2000, an increase of $56.8 million. The increase between periods relates to (i) an increase in stock repurchases of $81.5 million, as discussed below, and (ii) an increase in debt payments of $2.8 million. These increases are offset by an increase in proceeds between periods of $27.6 million from the exercise of stock options and warrants.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 2001 was $152.0 million, or 42.4% of total revenues, compared to $119.6 million, or 41.2% of total revenues for the nine months ended September 30, 2000. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods in accordance with generally accepted accounting principles.

Interest rates for the Company's long-term debt and revolving credit facility are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional spread, with the spread dependent upon the Company's leverage ratio. As of September 30, 2001, the spread on the LIBOR rate and the prime rate was 0.50% and 0%, respectively. As of September 30, 2001, the entire amount of the debt was under a six-month LIBOR contract with an average interest rate of 4.76% (i.e., LIBOR at 4.26% plus spread of 0.50%).
This compares to an overall weighted average interest rate of 7.14% at December 31, 2000.

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

In August 1999, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of 10.0 million shares. During the three months ended March 31, 2001, the Company repurchased
2.28 million shares under the program for approximately $85.2 million (a weighted-average price of $37.37 per share), including the 2.0 million shares repurchased as part of the AT&T warrant exercise discussed above. During the three-month periods ended June 30, 2001 and September 30, 2001, the Company did not repurchase any shares under the program. Subsequent to September 30, 2001, through November 9, 2001, the Company purchased an additional 310,000 shares of its Common Stock on the open market for $10.4 million. As a result, the shares repurchased under the Company's stock repurchase program as of November 9, 2001 totaled 4.34 million shares at a total cost of $166.9 million (weighted-average price of $38.50 per share). The repurchased shares are held as treasury shares.

The Company continues to make significant investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases under its stock repurchase program. In addition, as part of its growth strategy, the Company is continually evaluating potential business and asset acquisitions and plans to expand its international business. The Company had no significant capital commitments as of September 30, 2001. The Company believes that cash generated from operations, together with its current cash, cash equivalents, and short-term investments, and the amount available under its current revolving credit facility, will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, capital expenditures, investments in client contracts, and stock repurchases for both its short and long-term purposes. The Company also believes it has significant additional borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.

Dependence on AT&T
------------------

AT&T completed its merger with Tele-Communications, Inc. (TCI) in 1999 and completed its merger with MediaOne Group, Inc. (MediaOne) in 2000. During the nine months ended September 30, 2001 and 2000, revenues from AT&T Broadband and affiliated companies (AT&T) represented approximately 58.6% and 47.4% of total Company revenues, respectively. The increase in the percentage between periods relates primarily to the timing and the amount of software and services purchased by AT&T. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client. One such risk is that, should AT&T's business generally decline, it would have a material impact on the Company's results of operations.

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

Effective April 2001, the Company amended its agreement with AT&T giving the Company certain contractual rights to continue processing, for a minimum of one year, customers that AT&T may divest. These new rights are co-terminus with and are in addition to the existing minimum processing commitments the Company has with AT&T through 2012. Any such divestitures to a third party would not relieve AT&T of its minimum financial commitments over the term of the contract.

It has been reported in the public press that AT&T Broadband may be acquired or merged with one or more third parties in a single transaction or a series of transactions. It is impossible and premature at this time to speculate what impact any particular transaction(s) would have on the Company's operations, if any. The Company believes the AT&T Contract would remain in effect in the event there is a change in control of AT&T Broadband.

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

Forward-Looking Statements
--------------------------

In the Company's quarterly news release and related analyst call on October 29, 2001, the Company provided information that its future revenues and earnings growth rates are likely to be less than historical levels because of the effects of the downturn in the telecommunications industry and the slowing world economy. This report and the Company's other forms of public communications contain a number of forward-looking statements relative to future plans of the Company and its expectations concerning the customer care and billing industry, as well as the converging telecommunications industry it serves, and similar matters, including the Company's expectations of operating results for 2001 and 2002, and its growth expectations for revenues and earnings beyond 2002. Such forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are contained in Exhibit 99.01 of this report. Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to read that section closely in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

There have been no material changes to the Company's market risks during the nine months ended September 30, 2001. See the Company's 2000 10-K for additional discussion regarding the Company's market risks.

                        CSG SYSTEMS INTERNATIONAL, INC.
                          PART II.   OTHER INFORMATION


Item 1-5. None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               2.19O* Fifty-Third, Fifty-Fourth and Fifty-Fifth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation

               10.49 Employment Agreement with William E. Fisher, dated September 18, 2001

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

Dated:  November 14, 2001

                                    CSG SYSTEMS INTERNATIONAL, INC.


                                    /s/ Neal C. Hansen
                                    ------------------
                                    Neal C. Hansen
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Peter E. Kalan
                                    -------------------
                                    Peter E. Kalan
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Randy R. Wiese
                                    ------------------
                                    Randy R. Wiese
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                        CSG SYSTEMS INTERNATIONAL, INC.

                               INDEX TO EXHIBITS




Exhibit
Number                            Description
------                            -----------

2.19O*  Fifty-Third, Fifty-Fourth and Fifty-Fifth Amendments to Restated and
          Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation

10.49  Employment Agreement with William E. Fisher, dated September 18, 2001

99.01 Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors
__________________
* Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.