Form 10-K
period 2001-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2002-03-29
CIK 1005757

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

                  For the fiscal year ended December 31, 2001

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on January 31, 2002 was $1,363,740,472.

  Shares of common stock outstanding at March 22, 2002: 52,668,841.

                      DOCUMENTS INCORPORATED BY REFERENCE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
  Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be filed on or prior to April 30, 2002, are incorporated by reference into Part III of the Form 10-K.

                        CSG SYSTEMS INTERNATIONAL, INC.

                                 2001 FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    10
 Item 3.  Legal Proceedings.............................................    11
 Item 4.  Submission of Matters to a Vote of Security Holders...........    11

 PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................    13
 Item 6.  Selected Financial Data.......................................    14
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................    16
 Item 8.  Financial Statements and Supplementary Data...................    32
          Changes in and Disagreements With Accountants on Accounting
 Item 9.  and Financial Disclosure......................................    54

 PART III
 Item 10. Directors and Executive Officers of the Registrant............    54
 Item 11. Executive Compensation........................................    54
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    54
 Item 13. Certain Relationships and Related Transactions................    54

 PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K.............................................................    54
 Signatures..............................................................   55

Item 1. Business

General

  CSG Systems International, Inc. (the "Company" or "CSG") was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from First Data Corporation ("FDC") in November 1994 (the "CSG Acquisition"). CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until the CSG Acquisition.

  The Company's principal executive offices are located at 7887 East Belleview, Suite 1000, Englewood, Colorado 80111, and the telephone number at that address is (303) 796-2850. The Company's common stock is listed on the Nasdaq National Market under the symbol "CSGS".

Company Overview

  The Company provides customer care and billing solutions worldwide for the converging communications markets, including cable television, direct broadcast satellite ("DBS"), telephony, on-line services and others. The Company's products and services enable its clients to focus on their core businesses, improve customer service, enter new markets and operate more efficiently. The Company offers its clients a full suite of processing and related services, and software and professional services that automate customer care and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing, management reporting, and customer analysis for target marketing and churn management. The Company generated revenue of $476.9 million in 2001 compared to $398.9 million in 2000, an increase of 20%, and revenue grew at a compound annual growth rate of 31% over the six-year period ended December 31, 2001.

  The Company has established a leading presence by developing strategic relationships with major participants in the cable television and DBS industries, and derived approximately 82% and 12% of its total revenues in 2001 from U.S. cable television and U.S. and Canadian DBS providers, respectively. The Company provides customer care and billing to more than 40% of the homes in the United States. During 2001 and 2000, the Company derived approximately 71% and 74%, respectively, of its total revenues from processing and related services. Total domestic customer accounts on the Company's processing system as of December 31, 2001 were 43.3 million, compared to 35.8 million as of December 31, 2000, an increase of 21%. The Company converted approximately 6.1 million new customer accounts onto its processing system during 2001. On an annualized basis, the Company received $8.70 in processing revenue per video account in the fourth quarter of 2001 compared to $8.45 in the fourth quarter of 2000, and $3.78 in processing revenue per Internet account in the fourth quarter of 2001 compared to $4.86 per account in the year-ago period.

  The convergence of communications markets and growing competition are increasing the complexity and cost of managing the interaction between communications companies and their customers. Customer care and billing systems coordinate all aspects of the customer's interaction with a communications company, from initial set-up and activation, to service activity monitoring, through billing and accounts receivable management. The growing complexity of communications services and the manner in which they are packaged and priced has created increased demand for customer care and billing systems that deliver enhanced flexibility and functionality. Because of the significant level of technological expertise and capital resources required to develop and implement such systems successfully, the majority of cable television, DBS, and mobile service providers have elected to outsource customer care and billing.

Acquisition of Lucent Technologies Inc. Billing and Customer Care Assets Subsequent to December 31, 2001

  On December 21, 2001, the Company reached an agreement to acquire the billing and customer care assets of Lucent Technologies Inc. ("Lucent"). Lucent's billing and customer care business consists primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems

Corporation in 1999; (ii) BILLDATS Data Manager mediation software; (iii) software and related technologies developed by Lucent's Bell Laboratories; and
(iv) elements of Lucent's sales and marketing organization (collectively, the "Kenan Business"). On February 28, 2002, the Company completed the acquisition (the "Kenan Acquisition"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the Kenan Acquisition.

  The Kenan Acquisition is expected to have a significant impact on the Company's business operations in the future. Since the transaction closed subsequent to December 31, 2001, the Kenan Acquisition has not been considered in the Company's discussion of its "business" as of and for the year ended December 31, 2001. However, due to its significance to the Company's business, a discussion of the Kenan Acquisition and its anticipated impact on the Company's business operations has been included at the end of Item 1, "Business".

AT&T Contract and Asset Acquisition

  In September 1997, the Company purchased certain software technology assets that were in development from Tele-Communications, Inc. ("TCI") and entered into a 15-year exclusive contract with a TCI affiliate to consolidate all TCI customers onto the Company's customer care and billing system. In March 1999, AT&T completed its merger with TCI and consolidated the TCI operations into AT&T Broadband ("AT&T"). In December 2001, AT&T announced its agreement to merge with Comcast Corporation. The Company continues to service AT&T under the terms of the 15-year processing contract (the "AT&T Contract"). The Company generates a significant portion of its total revenues under the AT&T Contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the AT&T Contract and the Company's business relationship with AT&T.

Growth Strategy

  The Company's growth strategy is designed to provide revenue and profit growth. The key elements of the strategy include:

  Expand Core Processing Business. The Company will continue to leverage its investment and expertise in high-volume transaction processing to expand its processing business. The processing business provides highly predictable recurring revenues through multi-year contracts with a client base that includes leading communications service providers in growing markets. The Company increased the number of customers processed on its systems from 18.0 million as of December 31, 1995 to 43.3 million as of December 31, 2001, a compound annual growth rate for this period of 16%. The Company provides a full suite of customer care and billing products and services that combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

  Introduce New Products and Services. The Company has a significant installed client base to which it can sell additional value-added products and services. On an annualized basis, the Company received $8.70 in processing revenue per video account in the fourth quarter of 2001 compared to $8.45 in the fourth quarter of 2000, and $3.78 in processing revenue per Internet account in the fourth quarter of 2001 compared to $4.86 per account in the year-ago period. The increase in processing revenue per video account relates primarily to: (i) increased usage of ancillary services by clients; (ii) the introduction of new products and services; and (iii) price increases included in client contracts. The decrease in processing revenues per Internet account is due primarily to the ability of Internet clients to spread their processing costs, some of which are fixed in nature, across a larger customer base. In addition, the Company continues to roll out new software applications and provide professional services to enhance the functionality of its customer care and billing solution and to support the Company's clients' initiatives for new revenue opportunities. Software and professional services revenues were $137.7 million in 2001 compared to $104.1 million in 2000. This increase relates primarily to higher demand for the Company's customer relationship management, call center, and workforce automation software applications.

  Enter New Markets. As communications markets converge, the Company's products and services can facilitate efficient entry into new markets by existing or new clients. For example, as the cable television providers expand into on-line services, the Company is offering customer care and billing solutions necessary to meet their needs. The Company is entering new markets, such as the mobile and wireline markets, that with new and/or acquired technology, or modifications to the Company's existing technology, can be served by the Company's customer care and billing solutions.

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

  Pursue International Opportunities. The Company's growth strategy includes a commitment to the marketing of its products and services internationally. The Company has conducted international operations in the past and will significantly increase the level of its international operations as a result of its recent acquisition of the Kenan Business.

CSG Products and Services

  A background in high-volume transaction processing, complemented with world-class applications software, allows the Company to offer the most comprehensive, pre-integrated products and services to the communications market, serving video, data and voice providers and handling all aspects of the customer lifecycle. Since 1995, the Company has invested an average of 12% of revenues in R&D. This has allowed the Company to increase its offering from two products to more than 25. Listed below are several of the key products offered by the Company.

  CSG CCS/BP (formerly known as CCS(R)) is a service-bureau based customer care transaction processing engine that is the core component of CSG's outsourced customer care and billing platform.

  Advanced Customer Service Representative(R) (ACSR(R)) is the front-end interface to the Company's customer care and billing platform that provides user-friendly access to customer information stored in the billing and customer care engine.

  CSG Workforce ExpressSM is a mobile tool that allows dispatchers and field technicians access to assignments and other service-oriented tasks. Work orders are delivered through CSG TechNet, a web-enabled cell phone that enables technicians to perform tasks in the field.

  CSG.net(TM) consists of tools to support convergent customers operating multiple product lines that require IP-based billing capability, such as video on demand, interactive television and high speed data.

  CSG Care Express(R) enables customer self-care, including a solution to view and pay bills over the Internet.

  CSG Vantage(R) allows clients to collect and leverage marketing and consumer behavior information to offer specific package pricing and discounts to their customers.

  Enhanced Statement Presentation(R) (ESP(R)) lets clients tailor logos, graphics, and messages on customer invoicesturning a monthly bill into an easy-to-read communications and marketing tool.

  Customer Interaction Tracking(R) (CIT(R)) captures customer-related interactions, tracking customers by type and subject, and featuring a planner for scheduling follow-ups and reminders.

  ACSR-T is a telephony billing solution that allows providers to offer this line of business via a single billing platform. Through a flexible platform, it integrates ordering and provisioning functions, and offers robust call rating capability.

  CSG High Speed Data enables providers to offer, enroll and service customers of this line of business via a single billing platform. Its specialized functionality helps customer service representatives ("CSRs") reduce average call times and improve customer service.

  Financial Services is a group of financial applications that automates credit verification, certain accounts receivable functions and payment methods via the CSR's desktop. The applications include:

    Credit Verification Service/Risk Management System automates risk assessment, reducing financial risk by identifying high-risk customers.

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

  Call Center ExpressSM is a suite of products that promotes customer self-care and improves CSR efficiency. The following are applications included in this suite:

    CSG Info Express(TM) allows customers to use interactive voice response technology to complete certain tasks such as checking account balances or ordering a pay-per-view event. It helps to reduce staffing requirements and decrease customer wait times.

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

  CSG Direct SolutionsSM allows access to the Company's state-of-the art statement presentation solutions regardless of billing system in use. It provides an attractive cost-saving advantage to in-house statement printing.

  CSG NextGen/BP (formerly known as CSG NextGen(TM)) is the Company's billing platform designed specifically for international cable broadband providers. Its flexible architecture enables the platform to run in a service bureau or in-house environment.

  CSG ProfitNow! (TM) provides the tools for companies to predict which customers may be at risk of flight and identifies proactive steps to keep them. It also predicts which customers are most likely to buy additional services.

Clients

  In 2001, the majority of the Company's largest clients (listed in alphabetic order) were video and data providers located in the United States and Canada, and are listed below.

   AOL Time Warner                                    DirecTV
   AT&T Broadband (includes former TCI and MediaOne)  Echostar Communications Corporation
   Adelphia Communications Corporation                Mediacom Communications
   Charter Communications                             Prodigy Communications Corporation
   Cox Communications

  During the years ended December 31, 2001, 2000 and 1999: (i) revenues from AT&T represented approximately 55.8%, 50.4%, and 50.5% of total revenues; (ii) revenues from Echostar Communications Corporation ("Echostar") represented approximately 10.0%, 9.3%, and 7.3% of total revenues; and (iii) revenues from AOL Time Warner Inc. and its affiliated companies ("AOL Time Warner") represented approximately 7.5%, 8.3%, and 10.2% of total revenues; respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of the Company's contract with AT&T.

Client and Product Support

  The Company's clients typically rely on the Company for ongoing support and training needs relating to the Company's products. The Company has a multi-level support environment for its clients. In 2001, the Company established strategic business units ("SBUs") to support the business, operational and functional requirements of each client. These dedicated account management teams help clients resolve strategic and business issues and are supported by the Company's product support center, which operates 24 hours a day, seven days a week. Clients call an 800 number and through an automated voice response unit, direct their calls to the specific product support areas where the questions are answered. The Company has a full-time training staff and conducts ongoing training sessions both in the field and at its training facilities located in Denver, Colorado and Omaha, Nebraska.

Sales and Marketing

  The Company has assembled a direct sales and sales support organization. The Company has organized its sales efforts within the SBUs with senior level account managers who are responsible for new revenues and renewal of existing contracts within an account. Account managers are supported by sales support personnel who are experienced in the various products and services that the Company provides.

FDC Data Processing Facility

  The Company outsources to FDC data processing and related computer services required for operation of the Company's domestic processing services. The Company's proprietary software is run in FDC's facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for the Company to provide these services internally. The Company's clients are connected to the FDC facility through a combination of private and commercially provided networks. During 2000, the Company renegotiated its services agreement with FDC. The new agreement is cancelable only for cause, and expires June 30, 2005.

Research and Development

  The Company's product development efforts are focused on developing new products and improving existing products. The Company believes that the timely development of new applications and enhancements is essential to maintaining its competitive position in the marketplace. The Company's development efforts for 2001 were focused primarily on the development of products to:

  . increase the efficiencies and productivity of its clients' operations;

  . address the systems needed to support the convergence of the communications markets;

  . support a web-enabled, customer self-care and electronic bill presentment/payment application;

  . allow clients to effectively roll out new products and services to new and existing markets, such as residential telephony, high-speed data/ISP and IP markets, and interactive services (e.g., video-on-demand); and

  . address the international customer care and billing system market.

  The Company's total R&D expense was $52.2 million, $42.3 million, and $34.4 million for the years ended December 31, 2001, 2000, and 1999, or 10.9%, 10.6%, and 10.7% of total revenues, respectively. Since 1995, the Company has invested an average of 12% of its total revenues into R&D. The Company expects to spend a similar percentage of its total revenues on R&D in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion.

Competition

  The market for customer care and billing systems in the converging communications industries is highly competitive. The Company competes with both independent providers and in-house developers of customer management systems. The Company believes its most significant competitors are DST Systems, Inc., Convergys Corporation, Portal Software, Inc., Amdocs LTD, and in-house systems. As the Company enters additional market segments, it expects to encounter additional competitors. Some of the Company's actual and potential competitors have substantially greater financial, marketing and technological resources than the Company.

  The Company believes that the principal competitive factors in its markets include time to market, flexibility and architecture of the system, breadth of product features, product quality, customer service and support, quality of R&D effort, and price.

Proprietary Rights and Licenses

  The Company relies on a combination of trade secrets and copyright laws, patents, license agreements, non-disclosure and other contractual provisions, and technical measures to protect its proprietary rights. The Company distributes its products under service and software license agreements that typically grant clients non-exclusive licenses to use the products. Use of the software products is restricted and subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software products. The Company also seeks to protect the source code of its software as a trade secret and as a copyrighted work. Despite these precautions, there can be no assurance that misappropriation of the Company's software products and technology will not occur. The Company also incorporates via licenses or reselling arrangements a variety of third-party technology and software products that provide specialized functionality within its own products and services. Although the Company believes that its product and service offerings conform with such arrangements and do not infringe upon the intellectual property rights of the other parties to such arrangements or of other third parties, there can be no assurance that any third parties will not assert contractual or infringement claims against the Company.

Employees

  As of December 31, 2001, the Company had a total of 2,027 employees, an increase of 204 from December 31, 2000. This total includes 102 employees who joined the Company through the Company's acquisition of plaNet Consulting, Inc. on September 18, 2001. The Company's success is dependent upon its ability to attract and retain qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Significant Business Acquisition Subsequent to December 31, 2001

  On December 21, 2001, the Company reached an agreement to acquire the billing and customer care assets of Lucent Technologies Inc. ("Lucent"). Lucent's billing and customer care business consists primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in 1999; (ii) BILLDATS Data Manager mediation software; (iii) software and related technologies developed by Lucent's Bell Laboratories; and (iv) elements of Lucent's sales and marketing organization (collectively, the "Kenan Business"). On February 28, 2002, the Company completed the acquisition (the "Kenan Acquisition"). Approximately 1,100 employees joined the Company as a result of the Kenan Acquisition, with the majority of these employees located in the U.S.

  The Kenan Business is a global provider of convergent billing and customer care software and services that enable communications service providers to bill their customers for a wide variety of existing and next-generation services, including mobile, Internet, wireline telephony, cable, satellite, and energy and utilities, all on a single invoice. The software supports multiple languages and currencies. Historically, a significant portion of Kenan Business revenues have been generated outside the U.S.

  The Kenan Acquisition is consistent with the Company's acquisition growth strategy. As a result of the Kenan Acquisition, the Company has: (i) added proven products to the Company's product suite; (ii) added international infrastructure in Europe, Asia Pacific and Latin America; (iii) diversified its customer base by adding over 230 customers in more than 40 countries; (iv) diversified its product offerings to encompass all segments of the communications market, including Internet Protocol, mobile, wireline telephony, cable, and satellite; (v) acquired solid relationships with leading systems integrators worldwide; and (vi) gained the opportunity to leverage the Company's software solutions into the Kenan Business' diverse customer base.

  The Company's growth strategy for the Kenan Business will focus primarily on the following key elements: (i) expand market share by leveraging the Company's overall product set and competitive position, both domestically and internationally; (ii) introduce new products and services to the Kenan Business' installed client base; and (iii) expand its product offerings to include outsourced processing services for selected clients.

  As a result of the Company's acquisition of the Kenan Business, the Company expects to generate a larger portion of its revenues from software and professional services, and increase the amount of its revenues generated outside the U.S. In connection with the Kenan Acquisition, the Company has reorganized its business into two segments: the Broadband Services Division (the "Broadband Division") and the Global Software Services Division (the "Software Division"). The Broadband Division consists principally of the historical processing operations and related software products of the Company (e.g., CSG CCS/BP, ACSR, CSG Workforce Express, etc.), and the Software Division consists principally of the Kenan Business, and the CSG NextGen/BP and ProfitNow! software products and related services.

  The Kenan Business' primary product offerings include:

  CSG Kenan(R)/BP (formerly known as Arbor(R)/BP) is a real-time, web-enabled billing product that enables customers to launch leading-edge services. An award-winning solution, CSG Kenan/BP increases revenue by customizing services for individual customers and extend revenue streams by offering multiple services on a single invoice.

  CSG Kenan(R)/OM (formerly known as Arbor(R)/OM Order Management) is a next-generation order entry and workflow management product that enables customer service representatives and provisioning personnel to manage order negotiation, order entry, order provisioning, order completion, and billing notification.

  CSG Data Mediation (formerly known as BILLDATS Data Manager) collects vital information about usage, content and transaction data from the network, then mediates that information and distributes relevant data downstream for use in management applications.

  CSG Kenan(R) Revenue Settlements is a solution that enables providers to craft, execute and monitor tailored revenue sharing agreements across a large web of partners.

  CSG Kenan(R) Prepaid is an application that combines the award-winning CSG Kenan/BP solution with new prepaid architecture. This architecture enables the most advanced services, such as mobile data, and delivers a converged prepaid and postpaid billing system that enables service providers to manager their entire customer base.

  CSG Kenan(R) IP Services is a comprehensive family of billing, mediation, Web-enabled self-care, and revenue assurance solutions for next generation IP services, including Internet access, managed services such as Web hosting and advanced applications, VoIP, IP VPN, content delivery, storage and live/on demand streaming.

  CSG Kenan(R) 3G Mobile is suite of solutions to help service providers address every customer care and billing aspect of the 3G mobile market, including billing, order management, activation, payment, mediation and revenue assurance.

  The Company expects to focus its Kenan Business R&D efforts on two key programs: (i) the integration of the Kenan Business product set with the Company's existing software products; and (ii) the expansion of the Kenan Business product set to create an end-to-end solution for the Company's clients.

  Several key clients (listed in alphabetical order) of the Kenan Business are as follows:

  Mobile clients: AT&T Wireless, Belgacom Mobile (Proximus), BellSouth, Cegetel, Cingular, MobileOne, and Singapore Telecom.

  Wireline telephony clients: AT&T, British Telecom, Cable & Wireless, Embratel (Brazil), France Telecom, NTT, and Singapore Telecom.

  Advanced IP clients: AT&T WorldNet, Genuity, Level 3, NTT, and Telefonica Data (Brazil).

  Cable and Satellite: Adelphia, BskyB, Casema, Saturn, Singapore
  Cablevision, Stream, UPC, and Videotron.

  The Company has a multi-level support environment for its clients. Primary client support for the Kenan Business is provided in four regions: (i) North America; (ii) Europe/Middle East/Africa ("EMEA"); (iii) Asia Pacific ("APAC"); and (iv) Central/South America ("CALA"). These regional account management teams are supported by a centralized customer support organization located in the U.S. and a product support center, which operates 24 hours a day, seven days a week.

  The Company's primary method of distribution for the Kenan Business is direct sales by employees assigned to four regions. The four regions and the principal sales office for each region are as follows: (i) North America (Denver); (ii) EMEA (London); (iii) APAC (Singapore); and (iv) CALA (Miami). In addition to the principal sales offices in each region, the Company has various sales offices located throughout the world. The Company believes its most significant competitors are Convergys Corporation, Portal Software, Inc., Amdocs LTD, and in-house systems. As the Company enters additional market segments, it expects to encounter additional competitors. The Company believes that the principal competitive factors in its markets include time to market, flexibility and architecture of the system, breadth of product features, product quality, customer service and support, quality of R&D effort, and price.

Item 2. Properties

  The Company leases four facilities, totaling approximately 170,000 square feet in Denver, Colorado and surrounding communities. The Company utilizes these facilities primarily for (i) corporate headquarters, (ii) sales and marketing activities, (iii) product and operations support, and (iv) certain R&D activities. The leases for these facilities expire in the years 2002 through 2010.

  The Company leases six facilities, totaling approximately 317,000 square feet in Omaha, Nebraska. The Company utilizes these facilities primarily for
(i) client services, training and product support, (ii) systems and programming activities, (iii) R&D activities, (iv) statement production and mailing, and (v) general and administrative functions. The leases for these facilities expire in the years 2004 through 2011.

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

  As part of the Kenan Acquisition, the Company assumed six facility leases from Lucent totaling approximately 291,000 square feet in the following locations: (i) Denver, Colorado; (ii) Washington, D.C.; (iii) Cambridge, Massachusetts; (iv) Munich, Germany; (v) London, England; and (vi) Paris, France. The Company is currently evaluating its longer-term plan for the use of these or alternate facilities in these and other locations. As part of its transition services from Lucent, the Company is leasing certain facilities from Lucent (both in the U.S. and foreign locations) for up to 180 days after the acquisition closing date during which time the Company will evaluate its longer-term facilities plan in these locations. The Company believes it has adequate space to operate the Kenan Business at this time and that it will be able to successfully migrate its business operations to a longer-term facilities plan without any significant business interruptions.

Item 3. Legal Proceedings

  On March 13, 2002, AT&T Broadband notified the Company that AT&T is "considering" the initiation of arbitration against the Company relating to the AT&T Contract. The notice states that AT&T's decision whether to seek arbitration is subject to the parties exhausting the negotiation process specified in the AT&T Contract. That dispute resolution portion of the agreement calls for senior officers from each company to meet promptly and for a period of not less than 30 days in an effort to resolve the dispute. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussions of this matter.

  From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company's management, after consultation with legal counsel, the Company is not presently a party to any other material pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                      ***

Executive Officers of the Registrant

  As of December 31, 2001, the executive officers of the Company were Neal C. Hansen (Chairman of the Board and Chief Executive Officer), John P. Pogge (President and Chief Operating Officer), Peter E. Kalan (Chief Financial Officer and Senior Vice President Finance), Edward C. Nafus (President, Broadband Services Division), William Fisher (President, Global Software Services Division) and J. Richard Abramson (Executive Vice President). The Company has employment agreements with each of the executive officers. Information concerning such executive officers appears in the following paragraphs:

  Mr. Hansen, 61, is a co-founder of the Company and has been the Chairman of the Board and Chief Executive Officer and a director of the Company since its inception in 1994. From 1991 until founding the Company, Mr. Hansen served as a consultant to several software companies, including FDC. From 1989 to 1991, Mr. Hansen was a General Partner of Hansen, Haddix and Associates, a partnership that provided advisory management services to suppliers of software products and services. From 1983 to 1989, Mr. Hansen was Chairman and Chief Executive Officer of US WEST Applied Communications, Inc., and President of US WEST Data Systems Group.

  Mr. Pogge, 48, joined the Company in 1995 and has served as President, Chief Operating Officer and a director of the Company since September 1997. Prior to that time, Mr. Pogge was an Executive Vice President of the Company and General Manager, Business Units. From 1992 to 1995, Mr. Pogge was Vice President,

Corporate Development for US WEST, Inc. From 1987 to 1991, Mr. Pogge served as Vice President and General Counsel of Applied Communications, Inc. Mr. Pogge holds a J.D. degree from Creighton University School of Law and a BBA in Finance from the University of Houston.

  Mr. Kalan, 42, joined the Company in January 1997 and was named Chief Financial Officer in October 2000. Prior to joining the Company, he was Chief Financial Officer at Bank One, Chicago, and he also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a Bachelor of Arts degree in Business Administration from the University of Texas at Arlington.

  Mr. Nafus, 61, joined the Company in August 1998 as Executive Vice President and was named President, Broadband Services Division in January 2002. From 1992 to 1998, Mr. Nafus served as Executive Vice President of FDC and President of First Data International. Mr. Nafus was President of First Data Resources from 1989 to 1992, Executive Vice President of First Data Resources from 1984 to 1989 and held various other management positions with that company since 1984. Mr. Nafus holds a Bachelor of Science degree in Mathematics from Jamestown College.

  Mr. Fisher, 55, joined the Company in September 2001 and was named President, Global Software Services Division in January 2002. In his role at the Company, Mr. Fisher leads the software development and product delivery initiatives of the Company's next generation products and also oversees international operations and professional services. Previously, Mr. Fisher was Chairman of plaNet Consulting, an e-business solutions and services group that the Company acquired in 2001. Prior to plaNet, Mr. Fisher served as Chairman and Chief Executive Officer for Transaction Systems Architects, Inc. (TSAI), and served 14 years in numerous roles including President and Chief Executive Officer of ACI, which was acquired by TSAI. Mr. Fisher also served as President of First Data Resources' government services division. Mr. Fisher holds a Bachelor's degree in Management from Indiana State University and a Master's degree in Business Administration from the University of Nebraska.

  Mr. Abramson, 53, joined the Company in March 2000 as Senior Vice President and was named Executive Vice President in August 2000. From 1998 to 2000, Mr. Abramson was President, Communications & Media Unit for the Englewood-based New Era of Networks, Inc. (NEON). He was President and Chief Executive Officer of Evolving Systems, Inc., a provider of software and professional services to the telecommunications industry, from 1996 to 1998 and served as Chairman, President/CEO of Prairie Systems from 1990 to 1996. From 1984 to 1990, Mr. Abramson served in various executive roles with Applied Communications, Inc. including Senior Vice President/GM and Director of Sales. Mr. Abramson is a graduate of the University of Nebraska at Lincoln.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock is listed on the Nasdaq National Market ("NASDAQ/NMS") under the symbol "CSGS". The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Company's Common Stock as reported by NASDAQ/NMS.

                                                                    High   Low
                                                                   ------ ------
   2001
     First quarter................................................ $51.56 $35.72
     Second quarter...............................................  63.30  37.06
     Third quarter................................................  59.01  40.37
     Fourth quarter...............................................  42.01  30.76
                                                                    High   Low
                                                                   ------ ------
   2000
     First quarter................................................ $73.69 $37.81
     Second quarter...............................................  60.00  40.88
     Third quarter................................................  60.00  29.00
     Fourth quarter...............................................  50.25  27.94

  On March 22, 2002, the last sale price of the Company's Common Stock as reported by NASDAQ/NMS was $30.82 per share. On January 31, 2002, the number of holders of record of Common Stock was 304.

Dividends

  The Company has not declared or paid cash dividends on its Common Stock since its incorporation. The Company's debt agreement contains certain restrictions on the payment of dividends. See Notes 5 and 12 to the Company's Consolidated Financial Statements.

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


                                               Company(1)
                              -------------------------------------------------
                                         Year ended December 31,
                              -------------------------------------------------
                                2001      2000      1999      1998      1997
                              --------  --------  --------  --------  ---------
                                (in thousands, except per share amounts)
Statements of Operations
 Data:
Revenues:
 Processing and related
  services..................  $339,258  $294,809  $255,167  $191,802  $ 131,399
 Software and professional
  services..................   137,650   104,086    66,995    44,838     40,405
                              --------  --------  --------  --------  ---------
  Total revenues............   476,908   398,895   322,162   236,640    171,804
                              --------  --------  --------  --------  ---------
Expenses:
 Cost of processing and
  related services(1).......   121,983   107,022    95,706    82,198     73,148
 Cost of software and
  professional services.....    54,032    44,515    36,415    25,048     16,834
                              --------  --------  --------  --------  ---------
  Total cost of revenues....   176,015   151,537   132,121   107,246     89,982
                              --------  --------  --------  --------  ---------
Gross margin (exclusive of
 depreciation)..............   300,893   247,358   190,041   129,394     81,822
                              --------  --------  --------  --------  ---------
Operating expenses:
 Research and development:
 Research and development...    52,223    42,338    34,388    27,485     22,586
 Charge for purchased
  research and
  development(3)............       --        --        --        --     105,484
 Impairment of capitalized
  software development
  costs(4)..................       --        --        --        --      11,737
 Selling, general and
  administrative:
 Selling, general and
  administrative............    51,527    46,970    40,142    34,769     29,583
 Amortization of noncompete
  agreements and
  goodwill(1)...............       622       643     4,889     5,381      6,927
 Impairment of intangible
  assets(5).................       --        --        --        --       4,707
 Stock-based employee
  compensation(1)...........       --         48       280       297        449
 Depreciation...............    14,546    12,077    10,190     8,159      6,884
                              --------  --------  --------  --------  ---------
  Total operating expenses..   118,918   102,076    89,889    76,091    188,357
                              --------  --------  --------  --------  ---------
Operating income (loss).....   181,975   145,282   100,152    53,303   (106,535)
                              --------  --------  --------  --------  ---------
 Other income (expense):
 Interest expense...........    (3,038)   (5,808)   (7,214)   (9,771)    (5,324)
 Interest and investment
  income, net...............     4,466     5,761     2,981     2,484      1,294
 Other......................        39       (32)       10       (21)       349
                              --------  --------  --------  --------  ---------
  Total other...............     1,467       (79)   (4,223)   (7,308)    (3,681)
                              --------  --------  --------  --------  ---------
Income (loss) before income
 taxes, extraordinary item
 and discontinued
 operations.................   183,442   145,203    95,929    45,995   (110,216)
 Income tax (provision)
  benefit(6)....... ........   (69,521)  (54,734)  (36,055)   39,643        --
                              --------  --------  --------  --------  ---------
Income (loss) before
 extraordinary item and
 discontinued operations....   113,921    90,469    59,874    85,638   (110,216)
 Extraordinary loss from
  early extinguishment of
  debt(3)...................       --        --        --        --        (577)
                              --------  --------  --------  --------  ---------
Income (loss) from
 continuing operations......   113,921    90,469    59,874    85,638   (110,793)
 Gain from disposition of
  discontinued
  operations(2).............       --        --        --        --       7,922
                              --------  --------  --------  --------  ---------
Net income (loss)...........  $113,921  $ 90,469  $ 59,874  $ 85,638  $(102,871)
                              ========  ========  ========  ========  =========
Diluted net income (loss)
 per common share(7):
 Income (loss) available to
  common stockholders.......  $   2.08  $   1.60  $   1.10  $   1.62  $   (2.16)
 Extraordinary loss from
  early extinguishment of
  debt......................       --        --        --        --        (.01)
 Gain from discontinued
  operations................       --        --        --        --         .15
                              --------  --------  --------  --------  ---------
 Net income (loss) available
  to common stockholders....  $   2.08  $   1.60  $   1.10  $   1.62  $   (2.02)
                              ========  ========  ========  ========  =========
 Weighted average diluted
  common shares.............    54,639    56,680    54,660    52,991     50,994
                              ========  ========  ========  ========  =========

                                                  Company(1)
                                 --------------------------------------------
                                           Year ended December 31,
                                 --------------------------------------------
                                   2001     2000     1999     1998     1997
                                 -------- -------- -------- -------- --------
                                                (in thousands)
Other Data (at Period End):
Number of clients' customers
 processed......................   43,283   35,808   33,753   29,461   21,146
Balance Sheet Data (at Period
 End):
Cash, cash equivalents and
 short-term investments......... $ 83,599 $ 43,733 $ 48,676 $ 39,593 $ 20,417
Working capital.................   80,789   81,317   32,092    7,050    3,518
Total assets(3).................  374,046  332,089  274,968  271,496  179,793
Total debt(3)...................   31,500   58,256   81,000  128,250  135,000
Stockholders' equity
 (deficit)(1)(3)(4)(5)(6).......  250,048  191,169  116,862   60,998  (33,086)

--------
(1) The Company was formed in October 1994 and acquired all of the outstanding shares of CSG Systems, Inc., formerly Cable Services Group, Inc., from First Data Corporation ("FDC") on November 30, 1994 (the "CSG Acquisition"). The Company did not have any substantive operations prior to the CSG Acquisition. The CSG Acquisition was accounted for as a purchase and the Company's Consolidated Financial Statements (the "Consolidated Financial Statements") since the date of the acquisition are presented on the new basis of accounting established for the purchased assets and liabilities. The Company incurred certain acquisition-related charges as a result of the CSG Acquisition. These acquisition-related charges included periodic amortization of acquired software, client contracts and related intangibles, noncompete agreement and goodwill, and stock-based employee compensation. During 1997, cost of processing and related services included $10.6 million of amortization expense for acquired software from the CSG Acquisition. During 1999, 1998, and 1997 cost of processing and related services included $2.8 million, $3.0 million, and $4.0 million, respectively, of amortization expense for client contracts and related intangibles from the CSG Acquisition. Amortization expense related to the noncompete agreement from the CSG Acquisition was $0.4 million per month, and was fully amortized as of November 30, 1999.

(2) Contemporaneously with the CSG Acquisition, the Company purchased from FDC all of the outstanding capital stock of Anasazi Inc. ("Anasazi"). On August 31, 1995, the Company completed a substantial divestiture of Anasazi, resulting in the Company owning less than 20% of Anasazi. In September 1997, the Company sold its remaining ownership interest in Anasazi for $8.6 million in cash and recognized a gain of $7.9 million. The Company accounted for its ownership in Anasazi as discontinued operations after its acquisition in 1994.

(3) During 1997, the Company purchased certain software technology assets that were in development from Tele-Communications, Inc. ("TCI") and entered into a 15-year processing contract with TCI. In March 1999, AT&T completed its merger with TCI and has consolidated the TCI operations into AT&T Broadband ("AT&T"). The Company continues to service AT&T under the terms of the 15-year processing contract (the "AT&T Contract"). The total purchase price was approximately $159 million, with approximately $105 million assigned to purchased in-process research and development assets that were charged to expense at the date of acquisition and the remaining amount allocated primarily to the AT&T Contract. The Company financed the asset acquisition with a $150.0 million term credit facility, of which $27.5 million was used to retire the Company's previously outstanding debt, resulting in an extraordinary loss of $0.6 million for the write-off of deferred financing costs attributable to such debt.

(4) During 1997, the Company recorded a non-recurring charge of $11.7 million to reduce certain software assets to their net realizable value as of December 31, 1997.

(5) During 1997, the Company recorded a non-recurring charge of $4.7 million for the impairment of certain intangible assets related to software systems which the Company decided to no longer market and support.

(6) During 1998, the Company recorded an income tax benefit of $39.6 million related primarily to the elimination of its valuation allowance against its deferred tax assets.

(7) On March 5, 1999, the Company completed a two-for-one stock split for shareholders of record on February 8, 1999. The split was effected as a stock dividend. Share and per share data for all periods presented herein have been adjusted to give effect to the split. Diluted net income (loss) per common share and the shares used in the per share computation have been computed on the basis described in Note 2 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  The Company. The Company was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. from First Data Corporation ("FDC") in November 1994 (the "CSG Acquisition"). CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until the acquisition.

  The Company provides customer care and billing solutions worldwide for the converging communications markets, including cable television, direct broadcast satellite, telephony, on-line services and others. The Company offers its clients a full range of processing services, software and support services that automate customer management functions, including billing, sales support and order processing, invoice calculation and production, management reporting and customer analysis for target marketing. The Company's products and services combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture. The Company provides its services to more than 40% of the homes in the United States.

  Forward Looking Statements. This report contains a number of forward-looking statements relative to future plans of the Company and its expectations concerning the global customer care and billing industry, as well as the converging telecommunications industry it serves, and similar matters. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are contained in
Exhibit 99.01 of this report. Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to review that section closely in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Acquisitions

  Acquisition of plaNet Consulting, Inc. On September 18, 2001, the Company acquired 100% of the common stock of plaNet Consulting, Inc. ("plaNet"), a Delaware corporation, for $16.7 million in cash. plaNet, with over 100 employees located in Omaha, Nebraska and Denver, Colorado, provides e-business solutions and services to enable companies to transact business via the Internet and in real-time. At the date of acquisition, plaNet derived the majority of its revenues from consulting services. The Company acquired plaNet primarily to obtain its assembled management and consulting workforce to expand the Company's professional services capabilities. The results of operations of plaNet are included in the Company's Consolidated Statements of Income for the periods subsequent to the acquisition date. See Note 3 to the Company's Consolidated Financial Statements for additional discussion of the plaNet acquisition.

  Acquisition of Lucent Technologies Inc. Billing and Customer Care Assets Subsequent to December 31, 2001. On December 21, 2001, the Company reached an agreement to acquire the billing and customer care assets of Lucent Technologies Inc. ("Lucent"). Lucent's billing and customer care business consists primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in 1999; (ii) BILLDATS Data Manager mediation software; (iii) software and related technologies developed by Lucent's Bell Laboratories; and (iv) elements of Lucent's sales and marketing organization (collectively, the "Kenan Business"). On February 28, 2002, the Company completed the acquisition (the "Kenan Acquisition").

  The Kenan Acquisition is expected to have a significant impact on the Consolidated Financial Statements. Since the transaction closed subsequent to December 31, 2001, the Kenan Acquisition has not been considered in the Company's discussion of its financial condition and results of operations as of and for the year ended December 31, 2001. However, due to its significance to the Company's business, a discussion of the Kenan Acquisition and its anticipated impact on the Consolidated Financial Statements has been included in the final section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

  The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires the Company to select appropriate company accounting policies, and to make judgements and estimates affecting the application of those accounting policies. In applying the Company's accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Financial Statements.

  In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the most critical accounting principles upon which the Company's financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) software capitalization; (iii) intangible assets; and (iv) income taxes. These critical accounting policies and the Company's other significant accounting policies are disclosed in Notes 2 and 6 to the Company's Consolidated Financial Statements.

  Revenue Recognition. The Company derives its revenues from primarily two sources: (i) processing and related services and (ii) software and professional services. The Company has historically generated over 70% of its revenues from providing processing and related services. The accounting for these revenues is relatively noncomplex and requires few judgements and estimates to be made in applying the applicable accounting literature. Processing and related services revenues are recognized as the services are performed. Processing fees are typically billed monthly based on the number of client's customers served, ancillary services are typically billed on a per transaction basis, and certain customized print and mail services are billed on a usage basis. Credit losses have historically been highly predictable because of the concentration of revenues with a small number of large, established companies.

  The remainder of the Company's revenues has historically been earned by selling software products and performing professional consulting services. Software revenues consist primarily of software license and maintenance fees. Professional services revenues consist of a variety of consulting services, such as product installation and customization, business consulting, project management and training services. The accounting for software revenues, especially when software is sold in a multiple-element arrangement, is more complex and requires judgement in applying the applicable accounting literature, primarily American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" and Emerging Issues Task Force ("EITF") Issue No. 00-03, "Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware". Key judgmental matters considered in accounting for software and related services include: (i) the identification of the separate elements of the software arrangement and whether the undelivered elements are essential to the functionality of the delivered elements; (ii) the assessment of whether the Company's hosted service transactions meet the requirements of EITF Issue No. 00-03 to be treated as a separate element to the software arrangement; (iii) the determination of vendor-specific objective evidence of fair value for each element of the software arrangement; (iv) the assessment of whether the software fees are fixed or determinable; and (v) the assessment of whether services included in the software arrangement represent significant production, customization or modification of the software. The judgments made in these areas could have a significant effect on revenues recognized in any period by either: (i) deferring revenues over the contractual period; or (ii) recognizing revenues when the software is delivered.

  The EITF is currently considering revenue recognition in multi-element arrangements in EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" and the Financial Accounting Standards Board is expected to begin work on a revenue recognition project in the near future. The conclusions reached in these proceedings, and subsequent interpretations of those conclusions, may impact the Company's significant revenue recognition judgements.

  Software Capitalization. The Company expends substantial amounts on research and development, particularly for new software products or for enhancements of existing products. The Company expended $52.2 million, $42.3 million and $34.4 million for software research and development in 2001, 2000 and 1999, respectively. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. The determination of whether a software product has achieved technological feasibility is, by its nature, highly subjective. This decision could significantly affect earnings during the development period by either: (i) capitalizing development costs; or (ii) expensing pre-technological feasibility research costs. Further, once capitalized, the developed software is amortized based upon the greater of:
(i) straight-line amortization; or (ii) expected product revenues. The determination of expected product revenues is highly judgmental. Finally, all long-lived assets (including capitalized software) must be assessed for impairment if facts and circumstances warrant such a review. Under the current standard, a long-lived asset is impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of future cash flows and, if required, fair value of a long-lived asset is by its nature, a highly subjective judgment.

  Intangible Assets. The Company frequently obtains intangible assets either individually (for example, contract acquisition costs) or in connection with a basket purchase (for example, in a business combination). The assignment of value to individual intangible assets generally requires the use of specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus subject to significant interpretation. Because individual intangible assets: (i) may be expensed immediately upon acquisition (for example, purchased in-process research and development assets); (ii) amortized over their estimated useful life (for example, acquired software); or (iii) not amortized (for example, goodwill), the assigned values could have a material affect on current and future period results of operations. Further, intangible assets are subject to the same judgments when evaluating impairment as discussed above for capitalized software.

  Income Taxes. The Company is required to estimate its income taxes in each jurisdiction in which it operates. This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as purchased research and development costs, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities on the Company's Consolidated Balance Sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent recovery is not likely, must establish a valuation allowance. As of December 31, 2001, the Company had a net deferred tax asset of $45.9 million, which represented approximately 12.3% of total assets. Management believes that sufficient taxable income will be generated in the future to realize the entire benefit of the Company's deferred tax assets. The Company's assumptions of future profitable operations are supported by the Company's strong operating performances over the last several years and the Company's long-term customer care and billing system processing contracts.

Results of Operations

  The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated.

                                       Year Ended December 31,
                          -----------------------------------------------------
                                2001              2000              1999
                          ----------------- ----------------- -----------------
                                     % of              % of              % of
                           Amount   Revenue  Amount   Revenue  Amount   Revenue
                          --------  ------- --------  ------- --------  -------
                                            (in thousands)
Revenues:
 Processing and related
  services..............  $339,258    71.1% $294,809    73.9% $255,167    79.2%
 Software and
  professional
  services..............   137,650    28.9   104,086    26.1    66,995    20.8
                          --------   -----  --------   -----  --------   -----
  Total revenues........   476,908   100.0   398,895   100.0   322,162   100.0
                          --------   -----  --------   -----  --------   -----
Expenses:
 Cost of processing and
  related services......   121,983    25.6   107,022    26.8    95,706    29.7
 Cost of software and
  professional
  services..............    54,032    11.3    44,515    11.2    36,415    11.3
                          --------   -----  --------   -----  --------   -----
  Total cost of
   revenues.............   176,015    36.9   151,537    38.0   132,121    41.0
                          --------   -----  --------   -----  --------   -----
Gross margin (exclusive
 of depreciation).......   300,893    63.1   247,358    62.0   190,041    59.0
                          --------   -----  --------   -----  --------   -----
Operating expenses:
 Research and
  development...........    52,223    11.0    42,338    10.6    34,388    10.7
 Selling, general and
  administrative:
 Selling, general and
  administrative........    51,527    10.8    46,970    11.8    40,142    12.4
 Amortization of
  noncompete agreements
  and goodwill..........       622      .1       643      .2     4,889     1.5
 Stock-based employee
  compensation..........       --      --         48     --        280      .1
 Depreciation...........    14,546     3.1    12,077     3.0    10,190     3.2
                          --------   -----  --------   -----  --------   -----
  Total operating
   expenses.............   118,918    25.0   102,076    25.6    89,889    27.9
                          --------   -----  --------   -----  --------   -----
Operating income........   181,975    38.1   145,282    36.4   100,152    31.1
                          --------   -----  --------   -----  --------   -----
 Other income (expense):
 Interest expense.......    (3,038)    (.6)   (5,808)   (1.4)   (7,214)   (2.2)
 Interest and investment
  income, net...........     4,466      .9     5,761     1.4     2,981      .9
 Other..................       (39)    --        (32)    --         10     --
                          --------   -----  --------   -----  --------   -----
  Total other...........     1,467      .3       (79)    --    (4,233)    (1.3)
                          --------   -----  --------   -----  --------   -----
Income before income
 taxes..................   183,442    38.4   145,203    36.4    95,929    29.8
 Income tax provision...   (69,521)  (14.6)  (54,734)  (13.7)  (36,055)  (11.2)
                          --------   -----  --------   -----  --------   -----
Net income..............  $113,921    23.8% $ 90,469    22.7% $ 59,874    18.6%
                          ========   =====  ========   =====  ========   =====

Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000.

  Revenues. Total revenues increased $78.0 million, or 19.6%, to $476.9 million in 2001, from $398.9 million in 2000.

  Revenues from processing and related services increased $44.4 million, or 15.1%, to $339.3 million in 2001, from $294.8 million in 2000. Of the total increase in revenue, approximately 85% was due to the Company serving a higher number of customers for its clients and approximately 15% was due to increased revenue per customer. Customers served were as follows (in thousands):

                                                            As of December 31,
                                                           --------------------
                                                            2001   2000  Change
                                                           ------ ------ ------
     Video................................................ 39,316 33,310 6,006
     Internet.............................................  3,835  1,984 1,851
     Telephony............................................    132    514  (382)
                                                           ------ ------ -----
       Total.............................................. 43,283 35,808 7,475
                                                           ====== ====== =====

  The increase in the number of video and Internet customers served was due to the conversion of additional customers by new and existing clients to the Company's processing system, and internal customer growth experienced by existing clients. The decrease in the number of telephony customers served was due to the deconversion of AT&T's wireline telephony customers in 2001. During 2001, the Company converted and processed approximately 6.1 million new customers on its systems. As of December 31, 2001, the Company had approximately 0.3 million customers scheduled to be converted onto its processing system during the next twelve months.

  Total processing revenue per video and Internet account was as follows:

                                                               For the years
                                                             ended December 31,
                                                             ------------------
                                                             2001  2000  Change
                                                             ----- ----- ------
     Video Account.......................................... $8.68 $8.42   3.1%
     Internet Account.......................................  4.40  5.05 (12.9%)

  The increase in processing revenue per account relates primarily to: (i) changes in the usage of ancillary services by clients; (ii) the introduction of new products and services and the clients use of these products and services; and (iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.). The decrease in processing revenues per Internet account is due primarily to the ability of Internet clients to spread their processing costs, some of which are fixed in nature, across a larger customer base.

  Revenues from software and professional services increased $33.6 million, or 32.2% to $137.6 million in 2001, from $104.1 million in 2000. The Company sells its software products and professional services principally to its existing client base to: (i) enhance the core functionality of its service bureau processing application; (ii) increase the efficiency and productivity of its clients' operations; and (iii) allow clients to effectively roll out new products and services to new and existing markets. The increase in revenue between years relates to the continued demand for the Company's existing software products and services to meet the changing needs of the Company's client base. The Company has been experiencing an increased demand from its client base to sell its software products on an "expanded" license basis rather than on a per-seat license basis. Subject to certain and varying conditions, expanded licenses give the clients the right to use an unlimited number of seats of the Company's software products.

  Cost of Processing and Related Services. Processing costs as a percentage of related revenues were 36.0% for 2001, compared to 36.3% for 2000. The costs as a percentage of related revenues remained relatively unchanged between years as the Company continues to: (i) focus on cost controls and cost reductions within its core processing business; and (ii) experience better overall leveraging of its processing costs as a result of the continued growth of the customer base processed on the Company's systems.

  Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 39.3% for 2001, compared to 42.8% for 2000. The improvement between periods relates primarily to better overall leveraging of costs as a result of higher software and professional services revenues for the year.

  Gross Margin. Overall gross margin increased $53.5 million, or 21.6%, to $300.9 million in 2001, from $247.4 million in 2000, due primarily to revenue growth. The overall gross margin as a percentage of total revenues increased to 63.1% in 2001, compared to 62.0% in 2000. The overall increase in the gross margin percentage is due primarily to the increase in gross margin for software and professional services as a result of the factors discussed above.

  Research and Development Expense. R&D expense increased $9.9 million, or 23.3%, to $52.2 million in 2001, from $42.3 million in 2000. As a percentage of total revenues, R&D expense increased to 11.0% in 2001, from 10.6% in 2000. The Company did not capitalize any software development costs during 2001 and 2000.

  The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products that are in development and enhancements of the Company's existing products. The Company's development efforts for 2001 were focused primarily on the development of products to:

  . address the international customer care and billing system market;

  . increase the efficiencies and productivity of its clients' operations;

  . address the systems needed to support the convergence of the communications markets;

  . support a web-enabled, customer self-care and electronic bill presentment/payment application; and

  . allow clients to effectively roll out new products and services to new and existing markets, such as residential telephony, high-speed data/ISP and IP markets, and interactive services (e.g., video-on-demand).

  The Company expects its development efforts to focus on similar tasks in 2002 and expects to spend a similar percentage of its total revenues on R&D in the future.

  Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense increased $4.5 million, or 9.7%, to $51.5 million in 2001, from $47.0 million in 2000. The increase in SG&A expense relates primarily to sales and administrative costs to support the Company's overall growth, its international business expansion and its merger and acquisition activities. As a percentage of total revenues, SG&A expense decreased to 10.8% in 2001, from 11.8% in 2000.

  Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill remained relatively unchanged between years and represents amortization expense on goodwill acquired prior to July 1, 2001. Due to a change in accounting rules, the amortization of goodwill resulting from any acquisitions occurring after June 30, 2001, will cease. See
Note 2 to the Company's Consolidated Financial Statements for additional discussion of the financial accounting and reporting for acquired goodwill.

  Depreciation Expense. Depreciation expense increased $2.5 million, or 20.4%, to $14.5 million in 2001, from $12.1 million in 2000. The increase in expense relates to capital expenditures made throughout 2001 and 2000 in support of the overall growth of the Company. Capital expenditures for 2001 were $20.4 million, compared to $22.2 million in 2000, and consisted principally of: (i) computer hardware and related equipment for both product and infrastructure needs, (ii) statement processing equipment; and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

  Operating Income. Operating income was $182.0 million for 2001, or 38.1% of total revenues, compared to $145.3 million for 2000, or 36.4% of total revenues. The increase between years relates to the factors discussed above.

  Interest Expense. Interest expense decreased $2.8 million, or 47.7%, to $3.0 million in 2001, from $5.8 million in 2000, with the decrease attributable primarily to scheduled principal payments on the Company's long-term debt and a decrease in interest rates. The balance of the Company's long-term debt as of December 31, 2001, was $31.5 million, compared to $58.3 million as of December 31, 2000, a decrease of $26.8 million.

  Interest and Investment Income, Net. Interest and investment income, net, decreased $1.3 million, or 22.5%, to $4.5 million in 2001, from $5.8 million in 2000, with the decrease attributable primarily to the Company recording a charge of $0.7 million for an "other-than-temporary" decline in market value for a short-term investment and due to a decrease in returns on short-term investments.

  Income Tax Provision. The Company recorded an income tax provision of $69.5 million in 2001, or an effective income tax rate of approximately 38%. The Company's effective income tax rate for 2000 was also approximately 38%. As of December 31, 2001, management continues to believe that sufficient taxable income will be generated to realize the entire benefit of its deferred tax assets. The Company's assumptions of future profitable operations are supported by its strong operating performances over the last several years.

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999.

  Revenues. Total revenues increased $76.7 million, or 23.8%, to $398.9 million in 2000, from $322.2 million in 1999.

  Revenues from processing and related services increased $39.6 million, or 15.5%, to $294.8 million in 2000, from $255.2 million in 1999. Of the total increase in revenue, approximately 80% was due to the Company serving a higher number of customers for its clients and approximately 20% was due to increased revenue per customer. Customers served were as follows (in thousands):

                                                             As of December 31,
                                                            --------------------
                                                             2000   1999  Change
                                                            ------ ------ ------
     Video................................................. 33,310 32,326   984
     Internet..............................................  1,984  1,350   634
     Telephony.............................................    514     77   437
                                                            ------ ------ -----
       Total............................................... 35,808 33,753 2,055
                                                            ====== ====== =====

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

  Total processing revenue per video and Internet account was as follows:

                                                                For the years
                                                              ended December 31,
                                                              ------------------
                                                              2000  1999  Change
                                                              ----- ----- ------
     Video Account........................................... $8.42 $8.03  4.9%
     Internet Account........................................  5.05  4.71  7.2%

  The increase in processing revenue per account relates primarily to: (i) increased usage of ancillary services by clients; (ii) the introduction of new products and services; and (iii) price increases included in client contracts.

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

  Cost of Software and Professional Services. The cost of software and professional services as a percentage of related revenues was 42.8% for 2000, compared to 54.4% for 1999. This decrease in costs as a percentage of related revenues is due primarily to: (i) better overall leveraging of costs as a result of higher software and professional services revenues for the year; and
(ii) the timing of the sales cycle for new products and services.

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

  The overall increase in the R&D expenditures between periods is due primarily to increased efforts on several products that are in development and enhancements of the Company's existing products. The Company's development efforts for 2000 were focused primarily on the development of products to:

  . increase the efficiencies and productivity of its clients' operations;

  . address the systems needed to support the convergence of the communications markets;

  . support a web-enabled, customer self-care and electronic bill presentment/payment application;

  . allow clients to effectively roll out new products and services to new and existing markets, such as residential telephony, high-speed data/ISP and IP markets, and interactive services (e.g., video-on-demand); and

  . address the international customer care and billing system market.

  Selling, General and Administrative Expense. SG&A expense increased $6.8 million, or 17.0%, to $47.0 million in 2000, from $40.1 million in 1999. As a percentage of total revenues, SG&A expense decreased to 11.8% in 2000, from 12.4% in 1999. The increase in SG&A expense relates primarily to the continued expansion of the Company's sales, management, and administrative staff, and increases in other sales and administrative costs to support the Company's overall growth.

  Amortization of Noncompete Agreements and Goodwill. Amortization of noncompete agreements and goodwill decreased $4.2 million, or 86.8%, to $0.6 million in 2000, from $4.9 million in 1999. The decrease in amortization expense is due entirely to the noncompete agreement from the CSG Acquisition becoming fully amortized as of November 30, 1999.

  Depreciation Expense. Depreciation expense increased $1.9 million, or 18.5%, to $12.1 million in 2000, from $10.2 million in 1999. The increase in expense relates to capital expenditures made throughout 2000 and 1999 in support of the overall growth of the Company. Capital expenditures for 2000 were $22.2 million, compared to $12.0 million in 1999, and consisted principally of: (i) computer hardware and related equipment for both product and infrastructure needs; (ii) statement processing equipment; and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

  Operating Income. Operating income was $145.3 million for 2000, or 36.4% of total revenues, compared to $100.2 million for 1999, or 31.1% of total revenues. The increase between years relates to the factors discussed above.

  Interest Expense. Interest expense decreased $1.4 million, or 19.5%, to $5.8 million in 2000, from $7.2 million in 1999, with the decrease attributable primarily to: (i) scheduled principal payments on the Company's long-term debt; and (ii) optional prepayments on long-term debt during 1999. The balance of the Company's long-term debt as of December 31, 2000, was $58.3 million, compared to $81.0 million as of December 31, 1999, a decrease of $22.7 million.

  Interest and Investment Income, Net. Interest and investment income, net, increased $2.8 million, or 93.3%, to $5.8 million in 2000, from $3.0 million in 1999, with the increase attributable primarily to an increase in operating funds available for investment.

  Income Tax Provision. The Company recorded an income tax provision of $54.7 million in 2000, or an effective income tax rate of approximately 38%. The Company's effective income tax rate for 1999 was also approximately 38%.

Financial Condition, Liquidity and Capital Resources

  As of December 31, 2001, the Company's principal sources of liquidity included cash, cash equivalents, and short-term investments of $83.6 million and a revolving credit facility with a bank in the amount of $40.0 million, of which there were no borrowings outstanding as of December 31, 2001. During 2000, the Company began investing its excess cash balances in various short-term investments (principally commercial paper). See Note 2 to the Company's Consolidated Financial Statements for additional discussion of the short-term investments. The Company's ability to borrow under the revolving credit facility is subject to maintenance of certain levels of eligible receivables. At December 31, 2001, all of the $40.0 million revolving credit facility was available to the Company. The revolving credit facility expires in September 2002. The Company's working capital as of December 31, 2001 and 2000 was $80.8 million and $81.3 million, respectively.

  As of December 31, 2001 and 2000, the Company had $92.4 million and $128.9 million, respectively, in net billed trade accounts receivable, a decrease of $36.5 million. The decrease relates primarily to a large receivable from a software transaction that was outstanding at December 31, 2000. The payment terms on this transaction were scheduled three weeks across yearend to assist the client in its capital planning. See Note 2 to the Company's Consolidated Financial Statements for additional discussion of the Company's yearend accounts receivable balance and its concentration of credit risk.

  The Company's trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred items). As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding ("DBO") rather than a typical days sales outstanding ("DSO") calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period. Accounts receivable reflected DBOs of 52 days for both the quarter and year ended December 31, 2001 compared to 72 days and 61 days for the quarter and year ended December 31, 2000, respectively. The decrease in fourth quarter and annual DBOs between years relates primarily to the large decrease in the December 31, 2001 net billed accounts receivable, for the reason stated above.

  As of December 31, 2001 and 2000, respectively, the Company had $12.5 million and $4.3 million of unbilled trade receivables. The increase in the unbilled trade receivables between periods relates primarily to the timing of billings on items for which revenue has been recognized as of December 31, 2001. Approximately $7.7 million of the December 31, 2001 unbilled trade receivables balance will be billed in the first quarter of 2002, and is scheduled to be collected early in the second quarter of 2002. The majority of the remaining unbilled trade receivables balance relates to recurring unbilled amounts for postage due to monthly billing cutoffs.

  The Company's net cash flows from operating activities for the years ended December 31, 2001, 2000 and 1999 were $180.1 million, $66.8 million and $102.1 million, respectively. The increase of $113.3 million, or 169.7%, between 2001 and 2000 relates to an increase in the net changes in operating assets and liabilities of $76.0 million and a $37.3 million increase in net cash flows from operations. The increase in the net changes in operating assets and liabilities relates primarily to the Company's agreement to extend the payment terms on a large software transaction three weeks across its 2000 yearend. Factoring out the impact of scheduling this payment across yearend, the net cash flows from operating activities for the years ended December 31, 2001 and 2000 would have been $142.8 million and $104.1 million, respectively. The decrease in net cash flows from operating activities of $35.3 million, or 34.6%, between 2000 and 1999 relates to a decrease in the net changes in operating assets and liabilities of $62.4 million, offset by a $27.1 million increase in net cash flows from operations.

  The Company's net cash flows used in investing activities for the years ended December 31, 2001, 2000 and 1999 were $87.3 million, $34.8 million and $36.7 million, respectively. The increase of $52.5 million, or 150.6% between 2001 and 2000 relates primarily to the acquisition of plaNet Consulting for $16.7 million and an increase in net purchases of short-term investments of $30.9 million. The decrease of $1.9 million, or 5.1%, between 2000 and 1999 relates primarily to a decrease of $23.6 million in acquisitions of and investments in client contracts. This decrease is offset by: (i) net purchases of short-term investments of $11.5 million in 2000; and (ii) an increase in property and equipment purchases of $10.2 million.

  The Company's net cash flows used in financing activities for the years ended December 31, 2001, 2000 and 1999 were $95.2 million, $47.4 million, and $56.1 million, respectively. The increase of $47.8 million, or 100.9%, between 2001 and 2000 relates primarily to an increase in stock repurchases of $58.4 million, as discussed below. The increase is offset by an increase in the proceeds from the exercise of stock options and warrants of $14.7 million. The decrease between 2000 and 1999 relates primarily to: (i) a decrease in principal payments on long-term debt of $24.5 million (the Company made several large optional debt prepayments in 1999); and (ii) an increase of $15.0 million in proceeds from the exercise of stock options and warrants, and other equity matters. This decrease is offset by an increase in stock repurchases of $30.8 million.

  Earnings before interest, taxes, depreciation and amortization ("EBITDA") for 2001 was $203.9 million, or 42.7% of total revenues, compared to $164.0 million, or 41.1% of total revenues, for 2000. EBITDA is presented here as a measure of the Company's debt service ability and is not intended to represent cash flows for the periods in accordance with generally accepted accounting principles.

  The balance of the Company's long-term debt as of December 31, 2001 was $31.5 million, compared to $58.3 million as of December 31, 2000, a decrease of $26.8 million. Interest rates for the Company's long-term debt and revolving credit facility are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 2001, the spread on the LIBOR rate and prime rate was 0.50% and 0%, respectively. The remaining principal balance of the Company's existing long-term debt was refinanced subsequent to yearend in conjunction with the Kenan Acquisition.

  In August 1999, the Company's Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of 10.0 million shares. During 2001 and 2000, the Company repurchased 3.0 million shares (including the 2.0 million shares repurchased as part of the AT&T warrant exercise discussed below) and 1.1 million shares for $109.5 million and $51.1 million, respectively. The repurchased shares are held as treasury shares. As of December 31, 2001, the shares repurchased under the Company's stock repurchase program totaled 4.8 million shares at a total cost of $180.8 million (weighted-average price of $37.94 per share). See Note 9 to the Company's Consolidated Financial Statements for additional discussion of the stock repurchase program.

  On February 28, 2001, AT&T exercised its rights under a warrant agreement to purchase 2.0 million shares of the Company's Common Stock at an exercise price of $12.00 per share, for a total exercise price of $24.0 million. Immediately following the exercise, the Company repurchased the 2.0 million shares at $37.00 per share (approximates the closing price on February 28, 2001) for a total repurchase price of $74.0 million, pursuant to the Company's stock repurchase program. As a result, the net cash outlay paid to AT&T for this transaction was $50.0 million, which was paid by the Company with available corporate funds on March 28, 2001. After this transaction, AT&T no longer has any warrants or other rights to purchase the Company's Common Stock.

  The Company continues to make significant investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases under its stock repurchase program. In addition, as part of its growth strategy, the Company expects to expand its international business and is continually evaluating potential business and asset acquisitions. Except for the Company's commitments related to the Kenan Acquisition as discussed below, the Company had no significant capital commitments as of December 31, 2001. The Company believes that cash generated from operating activities, together with its current cash, cash equivalents, short-term investments, and the amount available under its revolving credit facility, will be sufficient to meet its anticipated cash requirements for operations, income taxes, debt service, capital expenditures, investments in client contracts, and stock repurchases for both its short- and long-term purposes. The Company also believes it has significant additional borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.

  The SEC has recently recommended that registrants present aggregated information about their contractual obligations and commercial commitments as of the latest balance sheet date in a single location in Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company's material contractual obligations and commercial agreements consist primarily of long-term debt and operating leases/service agreements, as discussed in Notes 5 and 8, respectively, to the Company's Consolidated Financial Statements. The Company believes these disclosures are concisely presented in these notes, and therefore, separate disclosure in a single table here is not necessary.

  See the section titled "Significant Business Acquisition Subsequent to December 31, 2001" below for a discussion of the expected impact on the Company's financial condition, liquidity and capital resources of a material business acquisition that closed on February 28, 2002.

AT&T Contract

  Dependence on AT&T. AT&T completed its merger with Tele-Communications, Inc. ("TCI") in 1999 and completed its merger with MediaOne Group, Inc. ("MediaOne") in 2000. During the years ended December 31, 2001, 2000 and 1999, revenues from AT&T Broadband and affiliated companies ("AT&T") represented approximately 55.8%, 50.4% and 50.5% of total Company revenues, respectively. The increase in the percentage between periods relates primarily to AT&T's customer growth and the timing and the amount of software and services purchased by AT&T. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client. One such risk is that, should AT&T's business generally decline, it would have a material impact on the Company's future results of operations.

  AT&T Demand for Arbitration. On September 27, 2000, the Company received a Demand for Arbitration from AT&T relating to the Master Subscriber Management System Agreement (the "AT&T Contract") the companies entered into in 1997. In the arbitration demand, AT&T: (i) claimed that the Company had failed to fulfill certain of its obligations under the contract with respect to telephony software and services; (ii) asked for a declaratory judgment that the exclusivity clause of the AT&T Contract does not apply to customers that were acquired by AT&T after execution of the AT&T Contract in 1997; and (iii) claimed that the Company had breached the Most Favored Nation clause of the agreement.

  On October 10, 2000, AT&T agreed to dismiss its Demand for Arbitration with the Company. In connection with the dismissal, the companies agreed to amend the AT&T Contract. A copy of the contract amendment was included in the exhibits to the Company's September 30, 2000 Report on Form 10-Q, and some of the contract terms, as amended, are summarized below. See the Company's 2000 Annual Report on Form 10-K for additional discussion of the Demand for Arbitration.

  AT&T Considering the Initiation of Arbitration. On March 13, 2002, AT&T Broadband notified the Company that AT&T is "considering" the initiation of arbitration against the Company relating to the AT&T Contract.

  The letter states that AT&T's decision whether to seek arbitration is subject to the parties exhausting the negotiation process specified in the AT&T Contract. That dispute resolution portion of the agreement calls for senior officers from each company to meet promptly and for a period of not less than 30 days in an effort to resolve the dispute.

  AT&T stated that any action to terminate the AT&T Contract would be based upon the following claims. First, AT&T claims that the Company has failed to provide bundled or aggregated billing services, including the Company's breach of its obligation to provide telephony billing when required to do so under the AT&T Contract. Second, the letter states that the Company has not cooperated with AT&T in utilizing another vendor to provide aggregated billing services, as well as the Company's improper assertion of its exclusivity rights. Third, the letter claims that the Company has breached the Most Favored Nations clause of the AT&T Contract.

  The letter further states that should a negotiated resolution not be achieved, AT&T could elect to seek a declaration that it is entitled to terminate the AT&T Contract on the fifth anniversary of the contract which is August 10, 2002.

  The Company denies that it is in breach of the AT&T Contract. As of the date of this filing, discussions were ongoing with AT&T in an effort to resolve the dispute. It is impossible to predict at this time when or how any resolution will be forthcoming. Should AT&T be successful in its claims, or in terminating the AT&T Contract in whole or in part, it would have a material adverse effect on the financial condition of the Company and its overall future operations.

  While the substance of the negotiations between the Company and AT&T are not being made public at this time, readers are strongly encouraged to review frequently the Company's filings with the SEC as well as all public announcements from the Company relating to the dispute between the companies. This is of particular importance as the resolution of the dispute is highly in flux as of the date of this filing.

  Contract Rights and Obligations (as amended). The AT&T Contract expires in 2012. The AT&T Contract has minimum financial commitments (based upon processing 13 million wireline video customers) over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T's offerings of wireline video, all Internet/high-speed data services, and print and mail services. During the fourth quarter of 2000, the Company relinquished its exclusive rights to process AT&T's wireline telephony customers, and those AT&T customers were fully converted to another service provider by the end of 2001. The Company does not expect the loss of these customers to have a material impact on the Company's future results of operations.

  Effective April 2001, the Company amended its agreement with AT&T giving the Company certain additional contractual rights to continue processing, for a minimum of one year, customers that AT&T may divest. These new rights are co-terminus with and are in addition to the existing minimum processing commitments the Company has with AT&T through 2012. Any such divestitures to a third party would not: (i) relieve AT&T of its minimum processing commitments;
(ii) impact the Company's exclusivity rights under the AT&T Contract; or (iii) impact the term of the AT&T Contract.

  On December 19, 2001, AT&T and Comcast Corporation ("Comcast") announced that their board of directors approved a definitive agreement to combine AT&T Broadband with Comcast. Under the reported terms of the definitive agreement, AT&T will spin off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation. It is premature at this time to speculate what impact this transaction will have on the Company's operations, if any. The Company believes the AT&T Contract would remain in effect in the event there is a change in control of AT&T Broadband.

  The AT&T Contract contains certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company's products and services include innovations in features and functions that have become standard in the wireline video industry. If the audit determines the Company is not providing such an innovation and it fails to do so in the manner and time period dictated by the contract, then AT&T would be released from its exclusivity obligation to the extent necessary to obtain the innovation from a third party. As a result of two separate technical audits, the Company believes that it is in compliance with the AT&T Contract's technical audit requirements.

  The Company expects to continue to perform successfully under the AT&T Contract, and is hopeful that it can continue to sell products and services to AT&T that are in excess of the minimum financial commitments and exclusive rights included in the contract. Should the Company fail to meet its obligations under the AT&T Contract, and should AT&T be successful in any action to either terminate the AT&T Contract in whole or in part, or collect damages caused by an alleged breach, it would have a material adverse impact on the Company's results of operations.

  A copy of the AT&T Contract and all subsequent amendments are included in the Company's exhibits to its periodic public filings with the SEC. These documents are available on the Internet and the Company encourages readers to review those documents for further details.

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

  Interest Rate Risk. The Company had long-term debt of $31.5 million as of December 31, 2001. Interest rates for the debt are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 2001, the spread on the LIBOR rate and prime rate was 0.50% and 0%, respectively. As of December 31, 2001, the debt was under two LIBOR contracts, with a weighted average interest rate of 2.73% (i.e., LIBOR at 2.23% plus spread of 0.50%). The carrying amount of the Company's long-term debt approximates fair value due to its variable interest rate features. See Note 5 to the Consolidated Financial Statements for additional description of the long-term debt and scheduled principal payments.

  The Company utilizes a derivative financial instrument to manage its interest rate risk from the variable rate features of its long-term debt. In December 1997, the Company entered into a three-year interest rate collar with a major bank to manage its risk from its variable rate long-term debt. Upon expiration of this collar agreement in December 2000, the Company entered into an interest rate cap agreement with a major bank, which expires at the maturity date of the long-term debt in September 2002. The cost of the cap agreement was minimal. The interest rate cap is 9.0% (LIBOR) and the underlying notional amount covered by the cap agreement was $16.4 million as of December 31, 2001, and decreases over the term of the agreement in relation to the scheduled principal payments on the long-term debt. There are no amounts receivable under this cap agreement as of December 31, 2001, and the collar and the cap agreements had no effect on the Company's interest expense for 2001, 2000, or 1999. At December 31, 2001, the fair value of the cap agreement is insignificant.

  Foreign Exchange Rate Risk. The Company does not utilize any derivative financial instruments for purposes of managing its foreign currency exchange rate risk. The Company's foreign currency transactions relate almost entirely to the operations conducted through its United Kingdom ("UK") subsidiary, CSG International Limited ("CSGI"). CSGI's transactions are executed primarily within the UK and generally are denominated in British pounds and U.S. dollars. Exposure to variability in currency exchange rates is mitigated by the fact that purchases and sales are typically in the same currency with similar maturity dates and amounts and certain transactions are denominated in U.S. dollars. A hypothetical adverse change of 10% in yearend exchange rates would not have a material effect upon the Company's financial condition or results of operations.

  Market Risk Related To Short-term Investments. The Company does not utilize any derivative financial instruments for purposes of managing its market risks related to short-term investments. The Company generally invests its excess cash balance in low-risk, short-term investments to limit its exposure to market risks. The day-to-day management of the Company's short-term investments is done by the money management branch of one of the largest financial institutions in the United States. This financial institution manages the Company's short-term investments based upon strict and formal investment guidelines established by the Company. Under these guidelines, investments are limited to highly liquid, short-term government and corporate securities that have a credit rating of A-1/P-1 or better.

  See the section titled "Significant Business Acquisition Subsequent to December 31, 2001" below for a discussion of the expected impact on the Company's market risk of a material business acquisition that closed on February 28, 2002.

Significant Business Acquisition Subsequent to December 31, 2001

  Description of Business. On December 21, 2001, the Company reached an agreement to acquire the billing and customer care assets of Lucent Technologies Inc. ("Lucent"). Lucent's billing and customer care business consists primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in 1999; (ii) BILLDATS Data Manager mediation software; (iii) software and related technologies developed by Lucent's Bell Laboratories; and (iv) elements of Lucent's sales and marketing organization (collectively, the "Kenan Business"). On February 28, 2002, the Company completed the acquisition (the "Kenan Acquisition").

  The Kenan Business is a global provider of convergent billing and customer care software and services that enable communications service providers to bill their customers for a wide variety of existing and next-generation services, including mobile, Internet, wireline telephony, cable, satellite, and energy and utilities, all on a single invoice. The software supports multiple languages and currencies. The Kenan Business' primary product offerings include: (i) Arbor/BP (a core convergent billing platform); (ii) Arbor/OM (an order management platform); and (iii) BILLDATS Data Manager (a billing mediation software product). Historically, a significant portion of Kenan Business revenues have been generated outside the United States.

  As a result of the Kenan Acquisition, the Company has: (i) added proven products to the Company's product suite; (ii) added international infrastructure in Europe, Asia Pacific and Latin America; (iii) diversified its customer base by adding over 230 customers in more than 40 countries; (iv) diversified its product offerings to encompass all segments of the communications market, including Internet Protocol, mobile, wireline telephony, cable, and satellite; (v) acquired solid relationships with leading systems integrators worldwide; and (vi) gained the opportunity to leverage the Company's software solutions into the Kenan Business' diverse customer base. In connection with the Kenan Acquisition, the Company has reorganized its business into two segments: the Global Software Services Division and the Broadband Services Division.

  The results of Kenan Business' operations will be included in the Company's Consolidated Financial Statements from March 1, 2002 forward.

  Acquisition Price. At closing on February 28, 2002, the aggregate purchase price was approximately $263 million in cash, which may be adjusted based upon the results of an audit of the Kenan Business' net assets as of closing, plus estimated transaction costs of approximately $5 million. Based on preliminary estimates of the unaudited net assets acquired, the Company is currently estimating the purchase price premium to be in the range of $225 million to $250 million. The Company is in the process of obtaining third-party valuations of certain intangible assets, thus the allocation of the purchase price is subject to refinement. Based on preliminary valuation reports from the third parties, the Company expects the purchase price premium to be allocated as follows: (i) acquired software--20% to 22%; (ii) acquired contracts--2% to 3%; (iii) purchased in-process research and development assets to be charged to expense at the date of acquisition--8% to 9%; and (iv) goodwill--66% to 70%.

  Credit Facilities. On February 28, 2002, CSG Systems, Inc., a wholly-owned subsidiary of the Company, closed on a $400 million senior secured credit facility (the "Senior Facility") with a syndicate of banks, financial institutions and other entities. The proceeds of the Senior Facility will be used: (i) to fund the Kenan Acquisition; (ii) pay related fees and expenses;
(iii) refinance existing indebtedness; and (iv) provide financing for general corporate purposes. The Senior Facility consists of a $100 million, five-year revolving credit facility (the "Revolver"), a $125 million, five-year Tranche A Term Loan, and a $175 million, six-year Tranche B Term Loan. Upon closing of the Kenan Acquisition, the entire amounts of the Tranche A Term Loan and Tranche B Term Loan were drawn down. The Senior Facility is guaranteed by the Company and each of the Company's direct and indirect domestic subsidiaries.

  The interest rates for the Senior Facility are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The applicable margins for the Tranche B Loan is 1.50% for base rate loans and 2.75% for LIBOR loans. As of February 28, 2002, the applicable margins for the Revolver and the Tranche A Loan were 1.25% for base rate loans and 2.50% for LIBOR loans. After September 30, 2002, the applicable margins for the Revolver and the Tranche A Loan will be dependent upon the Company's leverage ratio and will range from 0.75% to 1.50% for base rate loans and 2.00% to 2.75% for LIBOR loans. As of February 28, 2002, the base rate was 4.75%, and the LIBOR rate was 1.87% for one-month and 1.90% for 3-month LIBOR contracts. The Company pays a commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver, which rate after September 30, 2002 is subject to reduction to 0.375% once the Company achieves a certain leverage ratio.

  The Senior Facility is collateralized by substantially all of the Company's domestic tangible and intangible assets and the stock of the Company's domestic subsidiaries. The Senior Facility requires maintenance of certain financial ratios, including: (i) a leverage ratio; (ii) an interest coverage ratio; and (iii) a fixed charge coverage ratio. The Senior Facility contains other restrictive covenants, including: (i) restrictions on additional indebtedness; (ii) cash dividends and other payments related to the Company's capital stock; and (iii) capital expenditures and investments. The Senior Facility also requires that CSG Systems, Inc. assets and liabilities remain separate from the assets and liabilities of the remainder of the Company's consolidated operations, including the maintenance of separate deposit and other bank accounts.

  The original combined scheduled maturities of the Tranche A Loan and the Tranche B Loan are: 2002--$15.4 million; 2003--$20.5 million; 2004--$25.2 million; 2005--$31.4 million; 2006--$33.0 million; 2007--$132.9 million; and
2008--$41.6 million. The Senior Facility has no prepayment penalties and requires mandatory prepayments if certain events occur, including: (i) the sale or issuance of the Company's common stock; (ii) the incurrence of certain indebtedness; (iii) the sale of assets except in the ordinary course of business; (iv) the termination of material processing services contracts; and
(v) the achievement of a certain level of excess cash flows (as defined in the Senior Facility).

  On March 21, 2002, the Company made a $30.0 million prepayment on the Senior Facility.

  In conjunction with the Senior Facility, the Company incurred financing costs totaling approximately $10 million, which will be amortized to interest expense over the related term of the Senior Facility.

  The Kenan Acquisition will result in a significant change to the Company's Consolidated Financial Statements, to include impacts on liquidity, capital resources and results of operations. Key items are as follows:

  . The acquisition will change the manner in which the Company manages its business. The Company will now operate using two business segments: the Global Software Services Division and the Broadband Services Division.

  . As a result of the acquisition, the Company expects to incur significant one-time charges, to include: (i) purchased in-process research and development costs as discussed above; (ii) costs to integrate the Kenan Business; and (iii) significant costs to exit current contracts or activities.

  . The Company expects to continue to sell its software products based upon multiple measures of capacity, using both perpetual and term licensing arrangements.

  . The acquisition is expected to increase the Company's effective income tax rate, especially in the near term as the Company develops and implements its international tax structure.

  . The acquisition is expected to have a significant impact on the manner in which the Company manages its exposure to market risks (interest rates and foreign currency exchange rates). As a result, the Company expects to implement a formal corporate market risk management program that may include the use of interest rate and foreign currency hedge instruments.

  . The acquisition is expected to change the principal concentration of credit risk related to accounts receivables, as the Company moves from having its primary counterparties being large, established companies located in the United States, to being a wide range of clients located primarily in North America, Central and South America, Europe/MiddleEast/Africa and Asia-Pacific. Such changes in the client base may adversely impact the Company's DBO.

  . As discussed above, the acquisition has had a significant impact on the Company's long-term debt, to include the amount of interest expense expected to be incurred in the future (estimated to be approximately $13.0 million in 2002 based upon February 28, 2002 LIBOR rates and factoring in the $30.0 million debt prepayment made on March 21, 2002), and the debt covenants the Company must operate under. One debt covenant under the new credit facilities would restrict the amount of Common Stock the Company can purchase under its stock repurchase program.

  On March 14, 2002, the Company filed a Form 8-K related to the Kenan Acquisition. On or about May 13, 2002, the Company will file a Form 8-K/A that will include historical audited financial statements of the acquired net assets and operations of the Kenan Business and unaudited pro forma financial information.

Item 8. Financial Statements and Supplementary Data

                        CSG SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

Report of Independent Public Accountants..................................  33
Consolidated Balance Sheets as of December 31, 2001 and 2000..............  34
Consolidated Statements of Income for the Years Ended December 31, 2001,
 2000 and 1999............................................................  35
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2001, 2000 and 1999.........................................  36
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2001, 2000 and 1999......................................................  37
Notes to Consolidated Financial Statements................................  38

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CSG Systems International, Inc.:

  We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                          Arthur Andersen llp

Omaha, Nebraska,
February 28, 2002

                        CSG SYSTEMS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               December 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents.................................  $ 30,165  $ 32,751
 Short-term investments....................................    53,434    10,982
                                                             --------  --------
 Total cash, cash equivalents and short-term investments...    83,599    43,733
 Accounts receivable--
 Trade--
  Billed, net of allowance of $6,310 and $5,001............    92,418   128,902
  Unbilled.................................................    12,541     4,306
 Other.....................................................     1,716     1,259
 Deferred income taxes.....................................     5,549     3,247
 Other current assets......................................     8,676     7,507
                                                             --------  --------
 Total current assets......................................   204,499   188,954
Property and equipment, net................................    42,912    36,630
Software, net..............................................     3,387     4,284
Goodwill, net..............................................    13,461     1,894
Client contracts, net......................................    67,012    52,368
Deferred income taxes......................................    40,394    47,331
Other assets...............................................     2,381       628
                                                             --------  --------
 Total assets..............................................  $374,046  $332,089
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt......................  $ 31,500  $ 25,436
 Client deposits...........................................    14,565    12,391
 Trade accounts payable....................................    11,408    14,850
 Accrued employee compensation.............................    19,326    19,147
 Deferred revenue..........................................     9,850     8,172
 Accrued income taxes......................................    17,215    15,633
 Other current liabilities.................................    19,846    12,008
                                                             --------  --------
 Total current liabilities.................................   123,710   107,637
                                                             --------  --------
Non-current liabilities:
 Long-term debt, net of current maturities.................       --     32,820
 Deferred revenue..........................................       288       463
                                                             --------  --------
 Total non-current liabilities.............................       288    33,283
                                                             --------  --------
Commitments and contingencies (Note 8)
Stockholders' equity:
 Preferred stock, par value $.01 per share; 10,000,000
  shares authorized; zero shares issued and outstanding....       --        --
 Common stock, par value $.01 per share; 100,000,000 shares
  authorized; 9,414,623 and 11,840,333 shares reserved for
  common stock warrants, employee stock purchase plan and
  stock incentive plans; 52,663,852 and 52,530,203 shares
  outstanding..............................................       575       543
 Common stock warrants; zero and 2,000,000 warrants issued
  and outstanding..........................................       --     17,430
 Additional paid-in capital................................   252,221   180,750
 Treasury stock, at cost, 4,850,986 and 1,830,986 shares...  (180,958)  (71,497)
 Accumulated other comprehensive income (loss):
 Foreign currency translation..............................      (792)     (654)
 Unrealized gain (losses) on short-term investments, net of
  tax......................................................       134      (350)
 Accumulated earnings (deficit)............................   178,868    64,947
                                                             --------  --------
 Total stockholders' equity................................   250,048   191,169
                                                             --------  --------
 Total liabilities and stockholders' equity................  $374,046  $332,089
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Revenues:
 Processing and related services................  $339,258  $294,809  $255,167
 Software and professional services.............   137,650   104,086    66,995
                                                  --------  --------  --------
  Total revenues................................   476,908   398,895   322,162
                                                  --------  --------  --------
Expenses:
 Cost of processing and related services........   121,983   107,022    95,706
 Cost of software and professional services.....    54,032    44,515    36,415
                                                  --------  --------  --------
  Total cost of revenues........................   176,015   151,537   132,121
                                                  --------  --------  --------
Gross margin (exclusive of depreciation)........   300,893   247,358   190,041
                                                  --------  --------  --------
Operating expenses:
 Research and development.......................    52,223    42,338    34,388
 Selling, general and administrative:
 Selling, general and administrative............    51,527    46,970    40,142
 Amortization of noncompete agreements and
  goodwill......................................       622       643     4,889
 Stock-based employee compensation..............       --         48       280
 Depreciation...................................    14,546    12,077    10,190
                                                  --------  --------  --------
  Total operating expenses......................   118,918   102,076    89,889
                                                  --------  --------  --------
Operating income................................   181,975   145,282   100,152
                                                  --------  --------  --------
 Other income (expense):
 Interest expense...............................    (3,038)   (5,808)   (7,214)
 Interest and investment income, net............     4,466     5,761     2,981
 Other..........................................        39       (32)       10
                                                  --------  --------  --------
  Total other...................................     1,467       (79)   (4,223)
                                                  --------  --------  --------
Income before income taxes......................   183,442   145,203    95,929
 Income tax provision ..........................   (69,521)  (54,734)  (36,055)
                                                  --------  --------  --------
Net income......................................  $113,921  $ 90,469  $ 59,874
                                                  ========  ========  ========
Basic net income per common share:
 Net income available to common stockholders....  $   2.15  $   1.73  $   1.16
                                                  ========  ========  ========
 Weighted average common shares.................    52,891    52,204    51,675
                                                  ========  ========  ========
Diluted net income per common share:
 Net income available to common stockholders....  $   2.08  $   1.60  $   1.10
                                                  ========  ========  ========
 Weighted average diluted common shares.........    54,639    56,680    54,660
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                               Notes
                                                             Receivable                          Unrealized
                     Shares of                              and Deferred                            Gains
                      Common            Common   Additional Compensation               Foreign   (Losses) on Accumulated
                       Stock    Common  Stock     Paid-in    Related to   Treasury    Currency   Short-Term   Earnings
                    Outstanding Stock  Warrants   Capital    Employees     Stock     Translation Investments  (Deficit)
                    ----------- ------ --------  ---------- ------------ ----------  ----------- ----------- -----------
 BALANCE,
  December 31,
  1998...........      51,466    $515  $26,145    $120,599     $(806)    $      (97)   $   38       $ --      $(85,396)
 Comprehensive
  income:
 Net income......         --      --       --          --        --             --        --          --         59,874
 Foreign currency
  translation
  adjustments....         --      --       --          --        --             --      (158)         --            --
 Comprehensive
  income.........         --      --       --          --        --             --        --          --            --
 Amortization of
  deferred stock-
  based employee
  compensation
  expense........         --      --       --          --        280            --        --          --            --
 Repurchase of
  common stock...        (656)    --       --          --        --         (20,277)      --          --            --
 Common stock
  swap for option
  exercise.......         --      --       --           35       --             --        --          --            --
 Exercise of
  stock options..         795       8      --       10,000       --             --        --          --            --
 Payments on
  notes
  receivable from
  employee
  stockholders...         --      --       --          --        363            --        --          --            --
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..          34     --       --          926       --             --        --          --            --
 Tax benefit of
  stock options
  exercised......         --      --       --        4,813       --             --        --          --            --
                      -------    ----  -------    --------     -----     ----------    ------       -----     ---------
 BALANCE,
  December 31,
  1999...........      51,639     523   26,145     136,373     (163)       (20,374)     (120)         --       (25,522)
 Comprehensive
  income:
 Net income......         --      --       --          --        --             --        --          --         90,469
 Unrealized
  losses on
  short-term
  investments
  (net of tax
  benefit of
  $211)..........         --      --       --          --        --             --        --        (350)           --
 Foreign currency
  translation
  adjustments....         --      --       --          --        --             --      (534)         --            --
 Comprehensive
  income.........         --      --       --          --        --             --        --          --            --
 Amortization of
  deferred stock-
  based employee
  compensation
  expense........         --      --       --          --         48            --        --          --            --
 Repurchase of
  common stock...     (1,110)     --       --          --        --        (51,123)       --          --            --
 Exercise of
  stock options..         971      10      --       13,178       --             --        --          --            --
 Exercise of
  stock
  warrants.......        1000      10  (8,715)      20,705       --             --        --          --            --
 Payments on
  notes
  receivable from
  employee
  stockholders...         --      --       --          --        115            --        --          --            --
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..          30     --       --        1,136       --             --        --          --            --
 Tax benefit of
  stock options
  exercised......         --      --       --        9,358       --             --        --          --            --
                      -------    ----  -------    --------     -----     ----------    ------       -----     ---------
 BALANCE,
  December 31,
  2000...........      52,530     543   17,430     180,750       --         (71,497)     (654)       (350)       64,947
 Comprehensive
  income:
 Net income......         --      --       --          --        --             --        --          --        113,921
 Reclassification
  adjustment for
  loss included
  in net income
  (net of tax
  benefit of
  $199)..........         --      --       --          --        --             --        --          335           --
 Unrealized gains
  on short-term
  investments
  (net of tax
  provision of
  $19)...........         --      --       --          --        --             --        --          149           --
 Foreign currency
  translation
  adjustments....         --      --       --          --        --             --       (138)        --            --
 Comprehensive
  income.........         --      --       --          --        --             --        --          --            --
 Repurchase of
  common stock...      (3,020)    --       --          --        --        (109,461)      --          --            --
 Exercise of
  stock options..       1,118      12      --       15,704       --             --        --          --            --
 Exercise of
  stock
  warrants.......       2,000      20  (17,430)     41,410       --             --        --          --            --
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..          36     --       --        1,276       --             --        --          --            --
 Tax benefit of
  stock options
  exercised......         --      --       --       13,081       --             --        --          --            --
                      -------    ----  -------    --------     -----     ----------    ------       -----     ---------
 BALANCE,
  December 31,
  2001...........      52,664    $575  $   --     $252,221     $ --      $(180,958)    $(792)       $ 134     $ 178,868
                      =======    ====  =======    ========     =====     ==========    ======       =====     =========
                        Total
                    Stockholders'
                       Equity
                    -------------
 BALANCE,
  December 31,
  1998...........     $ 60,998
 Comprehensive
  income:
 Net income......          --
 Foreign currency
  translation
  adjustments....          --
 Comprehensive
  income.........       59,716
 Amortization of
  deferred stock-
  based employee
  compensation
  expense........          280
 Repurchase of
  common stock...      (20,277)
 Common stock
  swap for option
  exercise.......           35
 Exercise of
  stock options..       10,008
 Payments on
  notes
  receivable from
  employee
  stockholders...          363
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..          926
 Tax benefit of
  stock options
  exercised......        4,813
                    -------------
 BALANCE,
  December 31,
  1999...........      116,862
 Comprehensive
  income:
 Net income......          --
 Unrealized
  losses on
  short-term
  investments
  (net of tax
  benefit of
  $211)..........          --
 Foreign currency
  translation
  adjustments....          --
 Comprehensive
  income.........       89,585
 Amortization of
  deferred stock-
  based employee
  compensation
  expense........           48
 Repurchase of
  common stock...     (51,123)
 Exercise of
  stock options..       13,188
 Exercise of
  stock
  warrants.......       12,000
 Payments on
  notes
  receivable from
  employee
  stockholders...          115
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..        1,136
 Tax benefit of
  stock options
  exercised......        9,358
                    -------------
 BALANCE,
  December 31,
  2000...........      191,169
 Comprehensive
  income:
 Net income......          --
 Reclassification
  adjustment for
  loss included
  in net income
  (net of tax
  benefit of
  $199)..........          --
 Unrealized gains
  on short-term
  investments
  (net of tax
  provision of
  $19)...........          --
 Foreign currency
  translation
  adjustments....          --
 Comprehensive
  income.........      114,267
 Repurchase of
  common stock...     (109,461)
 Exercise of
  stock options..       15,716
 Exercise of
  stock
  warrants.......       24,000
 Purchase of
  common stock
  pursuant to
  employee stock
  purchase plan..        1,276
 Tax benefit of
  stock options
  exercised......       13,081
                    -------------
 BALANCE,
  December 31,
  2001...........     $250,048
                    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2001      2000     1999
                                                    --------  --------  -------
Cash flows from operating activities:
 Net income.......................................  $113,921  $ 90,469  $59,874
 Adjustments to reconcile net income to net cash
  provided by operating activities--
 Depreciation.....................................    14,546    12,077   10,190
 Amortization.....................................    10,000     7,313   15,026
 Loss on short-term investments...................       724       --       --
 Deferred income taxes............................     8,576     4,450    6,373
 Tax benefit of stock options exercised...........    13,081     9,358    4,831
 Stock-based employee compensation................       --         48      280
 Changes in operating assets and liabilities:
  Trade accounts and other receivables, net.......    29,249   (57,809) (12,255)
  Other current and noncurrent assets.............    (3,408)   (4,709)    (633)
  Accounts payable and accrued liabilities........    (6,778)    5,567   18,365
                                                    --------  --------  -------
   Net cash provided by operating activities......   180,091    66,764  102,051
                                                    --------  --------  -------
Cash flows from investing activities:
 Purchases of property and equipment..............   (20,417)  (22,173) (12,003)
 Purchase of short-term investments...............  (106,337) (11,543)      --
 Proceeds from sale of short-term investments.....    63,861       --       --
 Acquisition of assets and business, net of cash
  acquired........................................   (17,750)      --       --
 Acquisitions of and investments in client
  contracts.......................................    (6,623)   (1,100) (24,692)
                                                    --------  --------  -------
   Net cash used in investing activities..........   (87,266)  (34,816) (36,695)
                                                    --------  --------  -------
Cash flows from financing activities:
 Proceeds from issuance of common stock...........    16,991    14,324   10,934
 Proceeds from exercise of stock warrants.........    24,000    12,000      --
 Repurchase of common stock.......................  (109,461)  (51,081) (20,242)
 Payments on notes receivable from employee
  stockholders....................................       --        110      454
 Payments on long-term debt.......................   (26,756)  (22,744) (47,250)
                                                    --------  --------  -------
   Net cash used in financing activities..........   (95,226)  (47,391) (56,104)
                                                    --------  --------  -------
Effect of exchange rate fluctuations on cash......      (185)     (482)    (169)
                                                    --------  --------  -------
Net increase (decrease) in cash and cash
 equivalents......................................    (2,586)  (15,925)   9,083
Cash and cash equivalents, beginning of period....    32,751    48,676   39,593
                                                    --------  --------  -------
Cash and cash equivalents, end of period..........  $ 30,165  $ 32,751  $48,676
                                                    ========  ========  =======
Supplemental disclosures of cash flow information:
 Cash paid during the period for--
 Interest.........................................  $  2,460  $  5,608  $ 6,386
 Income taxes.....................................  $ 45,981  $ 36,963  $19,905

  The accompanying notes are an integral part of these consolidated financial statements.

                        CSG SYSTEMS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

  CSG Systems International, Inc. (the "Company" or "CSG"), a Delaware corporation, was formed in October 1994. Based in Denver, Colorado, the Company provides customer care and billing solutions worldwide for the converging communications markets, including cable television, direct broadcast satellite, telephony, on-line services and others. The Company offers its clients a full range of processing services, software and support services that automate customer management functions, including billing, sales support and order processing, invoice calculation and production, management reporting and customer analysis for target marketing. The Company's products and services combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture. The Company provides customer care and billing to more than 40% of the homes in the United States.

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

  Revenue Recognition. The Company generates its revenues from three primary sources: processing and related services, software transactions, and professional services. Processing and related services revenues consist primarily of monthly processing fees generated from the Company's core service bureau customer care and billing application called CSG CCS/BP (formerly known as CCS), and services ancillary to CCS (collectively, "CCS"). Software revenues consist primarily of software license and maintenance fees. Professional services revenues consist of a variety of consulting services, such as product installation and customization, business consulting, project management and training services. For multiple-element arrangements which include two or more of these revenue sources, the Company generally accounts for each of the individual revenue sources as a separate and discrete earnings process considering, among other things, whether any undelivered element(s) is essential to the functionality of the delivered element(s). For such multiple-element arrangements, total revenue is allocated to the various elements based upon objective and reliable evidence of the relative fair values specific to the Company's products and services.

  Processing and related services revenues are recognized as the services are performed. Processing fees are typically billed monthly based on the number of client's customers served, ancillary services are typically billed on a per transaction basis, and certain customized print and mail services are billed on a usage basis.

  Software-related revenues are recognized using the guidelines of American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended. The primary revenue recognition criteria outlined in SOP 97-2 include: evidence of an arrangement; delivery; fixed or determinable fees; and collectibility. For the majority of software transactions that have multiple elements, such as software and services, the Company allocates the contract value to the respective elements based on vendor-specific objective evidence of their individual fair values, determined in accordance with SOP 97-2. For certain software transactions that have multiple elements, the Company allocates the contract value to the respective elements based upon the residual method in accordance with SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions". Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized as they are delivered. Arrangements for software license fees consist principally of one-time perpetual licenses, sold on a per seat or other per unit basis. Perpetual license fees are typically recognized upon delivery, depending upon the nature and extent of the installation and/or customization services, if any, to be provided by the Company, and assuming all other revenue recognition criteria have been met. Term license fees with multiple payments that extend over several periods, and maintenance fees are recognized ratably over the contract term.

  For certain software transactions, the Company has agreed to "host" the software on Company-owned hardware. In accordance with Emerging Issues Task Force Issue No. 00-03, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", these hosting arrangements are treated as a separate element of the software arrangement when the client has a contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is feasible for the client to either run the software on its own hardware or contract with another party unrelated to the Company to host the software.

  Professional services revenues typically are recognized as the related services are performed.

  Payments received for revenues not yet recognized are reflected as deferred revenue in the accompanying consolidated balance sheets. Revenue recognized prior to the scheduled billing date of an item is reflected as unbilled trade accounts receivable.

  Postage. The Company passes through to its clients the cost of postage that is incurred on behalf of those clients. The Company requires postage deposits from its clients based on contractual arrangements prior to the mailing of customer statements. These amounts are included in "client deposits" in the accompanying consolidated balance sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the years ended December 31, 2001, 2000 and 1999 was $131.3 million, $106.8 million and $92.2 million, respectively.

  Realizability of Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

  Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Short-term Investments and Other Financial Instruments. The Company's short-term investments at December 31, 2001 consist of commercial paper, with a market value and an original cost of approximately $53.4 million. The Company's short-term investments at December 31, 2000 consist of commercial paper, with a market value and an original cost of approximately $10.8 million, and common stock, with a market value and original cost of approximately $0.2 million and $0.8 million, respectively.

  The Company classifies all of its short-term investments as "available-for-sale" in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Short-term investments are stated at market value, with unrealized gains and losses on such securities included, net of the related income tax effect, in stockholders' equity. For all short-term investments, unrealized losses that are considered "other than temporary" are recognized immediately in earnings. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of the securities.

  The Company's other balance sheet financial instruments as of December 31, 2001 and 2000 include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. The carrying amount of the Company's long-term debt approximates fair value due to its variable interest rates.

  As of December 31, 2001 and 2000, the Company's only off-balance sheet financial instrument consisted of an interest rate cap agreement that was entered into during December 2000. The fair value of the interest rate cap agreement at December 31, 2001 and 2000, respectively, was insignificant.

  Concentrations of Credit Risk. In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are cash deposits, short-term investments and accounts receivable. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. The Company places cash deposits with financial institutions it believes to be of sound financial condition. It is the Company's intent to maintain a low-risk, liquid portfolio of short-term investments. The primary counterparties to the Company's accounts receivable and sources of the Company's revenues consist of cable television and direct broadcast satellite providers throughout the United States and Canada.

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

                                                          2001    2000    1999
                                                         ------  ------  ------
   Balance, beginning of period......................... $5,001  $2,975  $2,051
   Additions charged to expense.........................  2,277   2,791   2,021
   Reductions for receivables written off...............   (968)   (765) (1,097)
                                                         ------  ------  ------
   Balance, end of period............................... $6,310  $5,001  $2,975
                                                         ======  ======  ======

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

  Property and equipment at December 31 consists of the following (in thousands):

                                                       Useful
                                                        Lives
                                                       (years)  2001     2000
                                                       ------  -------  -------
   Computer equipment.................................     3   $46,313  $37,798
   Leasehold improvements.............................  5-10     6,613    4,740
   Operating equipment................................   3-5    31,681   24,836
   Furniture and equipment............................     8    12,204    8,723
   Construction in process............................    --     2,566    2,990
                                                               -------  -------
                                                                99,377   79,087
   Less--accumulated depreciation.....................         (56,465) (42,457)
                                                               -------  -------
     Property and equipment, net......................         $42,912  $36,630
                                                               =======  =======

  Software. Software at December 31 consists of the following (in thousands):

                                                                2001     2000
                                                               -------  -------
   Acquired software.......................................... $38,876  $40,849
   Internally developed software..............................   2,133    2,547
                                                               -------  -------
                                                                41,009   43,396
   Less--accumulated amortization............................. (37,622) (39,112)
                                                               -------  -------
     Software, net............................................ $ 3,387  $ 4,284
                                                               =======  =======

  Acquired software resulted from acquisitions and is being amortized over five years. Amortization expense related to acquired software for the years ended December 31, 2001, 2000 and 1999 was $1.5 million each year.

  The Company's research and development ("R&D") efforts consist of developing new products and services as well as enhancements to existing products and services. The Company capitalizes certain software development costs when the resulting products reach technological feasibility. The Company did not capitalize any costs in 2001, 2000, or 1999.

  Amortization of internally developed software and acquired software costs begins when the products are available for general release to clients and is computed separately for each product as the greater of: (i) the ratio of current gross revenue for a product to the total of current and anticipated gross revenue for the product; or (ii) the straight-line method over the remaining estimated economic life of the product. An estimated life of five years is used in the calculation of amortization. Amortization expense related to internally developed software for the years ended December 31, 2001, 2000 and 1999 was $0.4 million each year.

  Noncompete Agreements and Goodwill. Noncompete agreements resulted from acquisitions and were amortized on a straight-line basis over the terms of the agreements, ranging from three to five years. Amortization expense for noncompete agreements for 1999 was $4.2 million. The noncompete agreements were fully amortized as of November 30, 1999.

  Goodwill at December 31 consists of the following (in thousands):

                                                                 2001     2000
                                                                -------  ------
   Goodwill.................................................... $17,475  $6,777
   Less--accumulated amortization..............................  (4,014) (4,883)
                                                                -------  ------
     Goodwill, net............................................. $13,461  $1,894
                                                                =======  ======

  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". Of the December 31, 2001 goodwill balance, approximately $5.3 million resulted from acquisitions prior to July 1, 2001, and is being amortized to expense over seven to ten years on a straight-line basis. Amortization expense related to this goodwill for the years ended December 31, 2001, 2000 and 1999, was approximately $0.6 million, $0.7 million, $0.7 million, respectively. Beginning January 1, 2002 amortization of this goodwill will cease and all of the Company's goodwill will be subject to the impairment testing requirements of SFAS 142. Goodwill of $12.2 million acquired on September 18, 2001 as part of the plaNet Consulting acquisition has not been amortized in accordance with SFAS 142.

  Client Contracts. Client contracts which resulted from the CSG Acquisition were amortized over their estimated lives of five years, and were fully amortized as of November 30, 1999. During 2001, the Company acquired contract rights valued at approximately $15.0 million in exchange for the performance of services. The remaining client contracts represent cash payments and Common Stock Warrants issued to clients based upon the number of client customers converted to and processed on the Company's customer care and billing system.

These client contracts are being amortized ratably over the lives of the respective contracts. Amortization related to client contracts and related intangibles for the years ended December 31, 2001, 2000, and 1999, was $5.4 million, $4.1 million, and $7.2 million, respectively. As of December 31, 2001 and 2000, accumulated amortization for client contracts was $31.3 million and $28.9 million, respectively.

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

                                                            Year Ended December
                                                                     31
                                                            --------------------
                                                             2001   2000   1999
                                                            ------ ------ ------
   Basic weighted average common shares.................... 52,891 52,204 51,675
     Dilutive shares from common stock warrants............    235  2,136    838
     Dilutive shares from common stock options.............  1,513  2,340  2,147
                                                            ------ ------ ------
   Weighted average diluted common shares.................. 54,639 56,680 54,660
                                                            ====== ====== ======

  Common stock options of 1.7 million, 0.3 million, and 0.6 million shares for 2001, 2000, and 1999, respectively, were excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods.

  The diluted potential common shares related to the warrants were excluded from the computation of diluted EPS for all quarters the warrants were not considered exercisable. As of December 31, 2000, all of the warrants were considered exercisable. As of February 2001, all warrants had been exercised.

  Stock-Based Compensation. The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 10 for the required disclosures under SFAS 123.

  Comprehensive Income. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income are reflected in the accompanying consolidated statement of stockholders' equity. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

  Reclassification. Certain December 31, 2000 and 1999 amounts have been reclassified to conform to the December 31, 2001 presentation.

  Accounting Pronouncements Issued But Not Yet Effective. In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations". SFAS 141 introduces a single-method approach to accounting for business combinations, requiring the use of the purchase method and eliminating the use of the pooling-of-interests approach. In addition, SFAS 141 changes the criteria for the separate recognition of intangible assets in a business combination. SFAS 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

  In June 2001, the FASB issued SFAS 142. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is required to be applied by the Company beginning January 1, 2002 to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill acquired after June 30, 2001 will not be amortized pursuant to SFAS 142, but will be subject to at least annual tests for impairment based on a methodology prescribed by the new standard.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 was issued to resolve certain implementation issues related to SFAS 121, and to establish a single accounting model for long-lived assets to be disposed of by sale, to include the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

  The Company is required to adopt SFAS 144 and the remaining provisions of SFAS 142 on January 1, 2002. The adoption of SFAS 144 is not expected to have a significant effect on the Company's consolidated financial statements. Based upon the amount of previously amortizable goodwill on its consolidated balance sheet as of December 31, 2001, the adoption of SFAS 142 will reduce amortization by approximately $0.6 million in 2002. The adoption of SFAS 142 is expected to have a more significant impact on the Company as the result of a large business acquisition completed subsequent to December 31, 2001 (See
Note 12).

3. Business Acquisition

  On September 18, 2001, the Company acquired 100% of the common stock of plaNet Consulting, Inc. ("plaNet"), a Delaware corporation, for $16.7 million in cash. plaNet, with over 100 employees located in Omaha, Nebraska and Denver, Colorado, provides e-business solutions and services to enable companies to transact business via the Internet and in real-time. At the date of acquisition, plaNet derived the majority of its revenues from consulting services. The Company acquired plaNet primarily to obtain its assembled management and consulting workforce to expand the Company's professional services capabilities. The results of operations of plaNet are included in the Company's Consolidated Statements of Income for the periods subsequent to the acquisition date.

  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

   Current assets...................................................... $ 1,456
   Property and equipment, net.........................................     422
   Deferred income tax assets..........................................   4,337
   Goodwill............................................................  12,200
                                                                        -------
    Total assets acquired..............................................  18,415
   Current liabilities.................................................   1,661
                                                                        -------
    Net assets acquired................................................ $16,754
                                                                        =======

  The deferred income tax assets represent: (i) a net operating loss carryforward of approximately $7.9 million which the Company believes is more likely than not to be realized over approximately 10 years; and (ii) the difference between the tax basis and the assigned value of certain plaNet assets that existed on the date of acquisition. The $12.2 million of goodwill is not deductible for tax purposes.

  Pro forma information on the Company's results of operations for the three and nine month periods ended September 30, 2001 and 2000, to reflect the acquisition of plaNet, is not presented as plaNet's results of operations during those periods are not material to the Company's results of operations.

  The Company followed the provisions of SFAS 141 in accounting for the acquisition of plaNet.

4. Segment Reporting and Significant Concentrations

  Segment information has been prepared in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires disclosures of selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires operating segments to be determined based on the way management organizes a company for purposes of making operating decisions and assessing performance. Based on the guidelines of SFAS 131, the Company has determined that as of December 31, 2001, it has only one reportable segment: customer care and billing solutions for the worldwide converging communications markets.

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

  The Company derived approximately 74.2%, 75.8%, 78.3%, of its total revenues in the years ended December 31, 2001, 2000, and 1999, respectively, from CCS processing and related products and services. The Company generated 82.3%, 77.7%, and 75.8%, of its total revenues from U.S. cable television providers, and 11.7%, 16.0%, and 15.5%, of its total revenues from U.S. and Canadian direct broadcast satellite providers during the years ended December 31, 2001, 2000, and 1999, respectively.

  Geographic Regions. The Company uses the location of the customer as the basis of attributing revenues to individual countries. Financial information relating to the Company's operations by geographic areas is as follows (in thousands):

                                                     Year Ended December 31,
                                                    --------------------------
                                                      2001     2000     1999
                                                    -------- -------- --------
   Total Revenue:
     United States................................. $467,764 $391,897 $308,266
     All other (principally U.K., Germany and
      Canada)......................................    9,144    6,998   13,896
                                                    -------- -------- --------
                                                    $476,908 $398,895 $322,162
                                                    ======== ======== ========
                                                        As of December 31,
                                                    --------------------------
                                                      2001     2000     1999
                                                    -------- -------- --------
   Long-Lived Assets (excludes intangible assets):
     United States................................. $ 42,591 $ 36,299 $ 25,903
     All Other.....................................      321      331      604
                                                    -------- -------- --------
                                                    $ 42,912 $ 36,630 $ 26,507
                                                    ======== ======== ========

  Significant Clients. During the years ended December 31, 2001, 2000 and 1999: (i) revenues from AT&T represented approximately 55.8%, 50.4%, and 50.5% of total revenues; (ii) revenues from Echostar Communications Corporation represented approximately 10.0%, 9.3%, and 7.3% of total revenues; and (iii) revenues from AOL Time Warner Inc. and its affiliated companies ("AOL Time Warner") represented approximately 7.5%, 8.3%, and 10.2% of total revenues; respectively. The Company has separate processing agreements with multiple affiliates of AOL Time Warner and provides products and services to them under separately negotiated and executed contracts.

  As of December 31, 2001 and 2000, net billed accounts receivable attributable to significant clients was: (i) 34% and 51%, respectively, attributable to AT&T Broadband ("AT&T"); and (ii) 16% and 11%, respectively, attributable to Echostar Communications Corporation.

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

5. Debt

  The Company's debt at December 31 consists of the following (in thousands):

                                                               2001     2000
                                                              -------  -------
Term credit facility, due September 2002, quarterly payments beginning June 30, 1998, ranging from $6.3 million to $12.6 million, interest at adjusted LIBOR plus 0.50% (weighted
 average rate of 2.73% and 7.14% at December 31, 2001 and
 2000, respectively)......................................... $31,500  $58,256
$40 million revolving credit facility, due September 2002,
 interest at adjusted LIBOR plus 0.50%.......................      --       --
                                                              -------  -------
                                                               31,500   58,256
Less-current portion......................................... (31,500) (25,436)
                                                              -------  -------
Long-term debt, net of current maturities.................... $    --  $32,820
                                                              =======  =======

  The term and revolving credit facilities are included in the same debt agreement with a major bank (the "Debt Agreement"). Interest rates for both the term and revolving credit facilities are chosen at the option of the Company and are based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company's leverage ratio. As of December 31, 2001 and 2000, the spread on the LIBOR rate and prime rate was 0.50% and 0%, respectively. The Debt Agreement is collateralized by all of the Company's assets and the stock of its subsidiaries.

  In December 1997, the Company entered into a three-year interest rate collar with a major bank to manage its risk from its variable rate long-term debt. Upon expiration of this collar agreement in December 2000, the Company entered into an interest rate cap agreement with a major bank, which expires at the maturity date of the long-term debt in September 2002. The cost of the cap agreement was minimal. The interest rate cap is 9.0% (LIBOR) and the underlying notional amount covered by the cap agreement was $16.4 million as of December 31, 2001, and decreases over the term of the agreement in relation to the scheduled principal payments on the long-term debt. There are no amounts receivable under this cap agreement as of December 31, 2001, and the collar and the cap agreements had no effect on the Company's interest expense for 2001, 2000, or 1999. The fair value of the interest rate cap is not significant.

  The Debt Agreement requires maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on payment of dividends, maintenance of a fixed charge coverage ratio and leverage ratio, and restrictions on capital expenditures. As of December 31, 2001, the Company was in compliance with these covenants. The payment of cash dividends or other types of distributions on any class of the Company's stock is restricted unless the Company's leverage ratio, as defined in the Debt Agreement, is under 1.50. As of December 31, 2001, the leverage ratio was 0.14.

  There were no borrowings made on the revolving credit facility during the years ended December 31, 2001, 2000, and 1999. Under the Debt Agreement, the Company pays an annual commitment fee on the unused portion of the revolving credit facility, based upon the Company's leverage ratio. As of December 31, 2001, the fee was 0.25%. The Company's ability to borrow under the current revolving credit facility is subject to maintenance of certain levels of eligible receivables. At December 31, 2001, all of the $40.0 million revolving credit facility was available to the Company.

  As of December 31, 2001 and 2000, unamortized deferred financing costs were $0.1 million and $0.5 million, respectively. Deferred financing costs are amortized to interest expense over the related term of the debt agreement using a method that approximates the effective interest rate method. Interest expense for the years ended December 31, 2001, 2000, and 1999 includes amortization of deferred financing costs of approximately $0.4 million, $0.6 million, and $0.9 million, respectively.

  On February 28, 2002, the Company refinanced the Debt Agreement in conjunction with the acquisition of a business (see Note 12).

6. Income Taxes

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

  Income tax provision consists of the following (in thousands):

                                                       Year Ended December 31,
                                                       ------------------------
                                                        2001    2000     1999
                                                       ------- -------  -------
   Current:
     Federal.......................................... $53,662 $45,720  $25,442
     State............................................   7,023   5,443    3,029
     Foreign..........................................      44    (820)   1,160
                                                       ------- -------  -------
                                                        60,729  50,343   29,631
                                                       ------- -------  -------
   Deferred:
     Federal..........................................   7,775   3,924    5,792
     State............................................   1,017     467      690
     Foreign..........................................      --      --      (58)
                                                       ------- -------  -------
                                                         8,792   4,391    6,424
                                                       ------- -------  -------
   Change in valuation allowance......................      --      --       --
                                                       ------- -------  -------
   Net income tax provision........................... $69,521 $54,734  $36,055
                                                       ======= =======  =======

  Income tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced accrued income taxes by $13.1 million, $9.4 million, and $4.8 million for the years ended December 31, 2001, 2000, and 1999, respectively. Such benefits were recorded as an increase to additional paid-in capital and are included in net cash provided by operating activities in the accompanying consolidated statements of cash flows.

  The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for income taxes is summarized as follows (in thousands):

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
   Provision at federal rate of 35%.................. $64,198  $50,821  $33,575
   Effective state income taxes......................   5,272    3,872    2,415
   Amortization of nondeductible goodwill............     217      225      235
   Other.............................................    (166)    (184)    (170)
                                                      -------  -------  -------
                                                      $69,521  $54,734  $36,055
                                                      =======  =======  =======

  The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes, and from tax and financial reporting basis differences recognized in purchase accounting. The sources of these differences at December 31 are as follows (in thousands):

                                                                2001     2000
                                                               -------  -------
Current deferred tax assets:
  Accrued expenses and reserves............................... $ 5,549  $ 3,192
  Deferred revenue............................................      --       55
                                                               -------  -------
                                                               $ 5,549  $ 3,247
                                                               =======  =======
Noncurrent deferred tax assets (liabilities):
  Purchased research and development.......................... $36,002  $39,373
  Software....................................................   7,153    7,289
  Client contracts and related intangibles....................  (9,851)  (2,748)
  Noncompete agreements.......................................   5,706    5,432
  Acquired net operating loss.................................   2,900       --
  Property and equipment......................................  (1,510)    (902)
  Other.......................................................      (6)  (1,113)
                                                               -------  -------
                                                               $40,394  $47,331
                                                               =======  =======

  As of December 31, 2001, management continues to believe that sufficient taxable income will be generated in the future to realize the entire benefit of the Company's deferred tax assets. The Company's assumptions of future profitable operations are supported by the Company's strong operating performances over the last several years and the Company's long-term customer care and billing system processing contracts.

7. Employee Retirement Benefit Plans

  Incentive Savings Plan. The Company sponsors a defined contribution plan covering substantially all employees of the Company. Participants may contribute up to 15% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. The Company makes certain matching and service-related contributions to the plan. The Company's matching and service-related contributions for the years ended December 31, 2001, 2000, and 1999, were approximately $5.6 million, $4.3 million, and $3.4 million, respectively.

  Deferred Compensation Plan. The Company has a non-qualified deferred compensation plan for certain key executives which allows the participants to defer a portion of their annual compensation. The Company provides a 25% matching contribution of the participant's deferral, up to a maximum contribution of $6,250 per year, plus a return on the deferred account balance attributable to the individual participants. As of December 31, 2001 and 2000, the Company has recorded a liability for this obligation of $1.9 million and $1.4 million, respectively. The Company's expense for this plan for the years ended December 31, 2001, 2000, and 1999, was $0.6 million, $0.5 million, and $0.4 million, respectively. The plan is unfunded.

8. Commitments and Contingencies

  Operating Leases. The Company leases certain office and production facilities and other equipment under operating leases that run through 2011. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Future aggregate minimum lease payments under these agreements for the years ending December 31 are as follows: 2002--$9.1 million, 2003--$9.1 million, 2004--$7.7 million, 2005--
$6.5 million, 2006--$6.3 million, thereafter--$17.5 million.

  Total rent expense for the years ended December 31, 2001, 2000, and 1999, was approximately $10.6 million, $7.6 million, and $5.2 million, respectively.

  Service Agreements. The Company has service agreements with FDC and its subsidiaries for data processing services, communication charges and other related computer services. FDC provides data processing and related computer services required for the operation of the Company's CCS system and other products.

  During 2000, the Company renegotiated its data processing services agreement with First Data Corporation ("FDC") and its subsidiaries. The new agreement is cancelable only for cause, and expires June 30, 2005. The previous agreement was scheduled to expire December 31, 2001. Under the new agreement, the Company is charged a fixed fee plus a variable fee based on usage and/or actual costs. The total amount paid under the service agreements for the years ended December 31, 2001, 2000, and 1999, was approximately $28.1 million, $23.7 million, and $27.1 million. respectively. The Company believes it could obtain data processing and related computer services from alternative sources, if necessary.

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

9. Stockholders' Equity

  Common Stock Warrants. As of December 31, 1999, the Company had 3.0 million Common Stock Warrants (the "Warrants") outstanding to AT&T. During the fourth quarter of 2000, AT&T exercised its right under the Warrants to purchase 1.0 million shares of the Company's Common Stock at an exercise price of $12.00 per share, for a total exercise price of $12.0 million. Immediately following the exercise of the Warrants, the Company repurchased the 1.0 million shares at $47.42 per share (an average of the closing price for the five-day trading period ended October 26, 2000) for a total repurchase price of $47.4 million, pursuant to the Company's stock repurchase program. As a result, the net cash outlay paid to AT&T for this transaction was $35.4 million, which was paid by the Company with available corporate funds. After this transaction, AT&T still had Warrants to purchase up to 2.0 million additional shares of the Company's Common Stock, with an exercise price of $12.00 per share.

  On February 28, 2001, AT&T exercised its rights under the Warrants to purchase the remaining 2.0 million shares of the Company's Common Stock at an exercise price of $12.00 per share, for a total exercise price of $24.0 million. Immediately following the exercise of the Warrants, the Company repurchased the 2.0 million shares at $37.00 per share (approximates the closing price on February 28, 2001) for a total repurchase price of $74.0 million, pursuant to the Company's stock repurchase program. As a result, the net cash outlay paid to AT&T for this transaction was $50.0 million, which was paid by the Company in March 2001 with available corporate funds. After this transaction, AT&T no longer has any warrants or other rights to purchase the Company's Common Stock.

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

                                                2001    2000    1999    Total
                                              -------- ------- ------- --------
   Shares repurchased........................    3,020   1,090     656    4,766
   Total amount paid......................... $109,460 $51,088 $20,242 $180,790
   Weighted-average price per share.......... $  36.25 $ 46.87 $ 30.88 $  37.94

10. Stock-Based Compensation Plans

  Stock Incentive Plans. During 1995, the Company adopted the Incentive Stock Plan (the "1995 Plan") whereby 514,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options. The 53,250 options outstanding under the 1995 Plan as of December 31, 2001, were fully vested.

  During 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan") whereby 4,800,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. In December 1997, upon shareholder approval, the number of shares authorized for issuance under the 1996 Plan was increased to 8,000,000. In May 1999, upon shareholder approval, the number of shares authorized for issuance under the 1996 Plan was increased to 11,000,000. The 5,947,081 options outstanding under the 1996 Plan as of December 31, 2001, vest over four to five years. Certain options become fully vested upon a change in control of the Company.

  During 1997, the Company adopted the Stock Option Plan for Non-Employee Directors (the "Director Plan") whereby 200,000 shares of the Company's Common Stock have been reserved for issuance to non-employee Directors of the Company in the form of stock options. In May 2000, upon shareholder approval, the number of shares authorized for issuance under the Director Plan was increased to 450,000. The 232,000 options outstanding under the Director Plan at December 31, 2001, vest annually over two to three years.

  During 2001, the Company adopted the 2001 Stock Incentive Plan (the "2001 Plan") whereby 750,000 shares of the Company's Common Stock have been reserved for issuance to eligible employees of the Company in the form of nonqualified stock options, stock appreciation rights, stock bonus awards, restricted stock awards, or performance unit awards. In January 2002, the Board of Directors approved an increase of shares reserved for issuance under the 2001 Plan to 2,500,000. Awards and options under the 2001 Plan may be granted to key employees of the Company or its subsidiaries that are not: (i) officers or directors of the Company; (ii) "covered employees" of the Company for purposes of Section 162(m) of the Internal Revenue Code; or (iii) persons subject to
Section 16 of the Securities Exchange Act of 1934. The 650,079 options outstanding under the 2001 Plan at December 31, 2001, vest annually over four years.

  Stock options are granted with an exercise price equal to the fair market value of the Company's Common Stock as of the date of the grant. All outstanding options have a 10-year term. A summary of the stock options issued under the 1995 Plan, the 1996 Plan, the Director Plan and the 2001 Plan, and changes during the years ending December 31 are as follows:

                                                   Year Ended December 31,
                         ------------------------------------------------------------------------------
                                   2001                       2000                      1999
                         -------------------------- ------------------------- -------------------------
                                        Weighted                  Weighted                  Weighted
                                        Average                   Average                   Average
                           Shares    Exercise Price  Shares    Exercise Price  Shares    Exercise Price
                         ----------  -------------- ---------  -------------- ---------  --------------
Outstanding, beginning
 of year................  5,745,113      $26.58     5,604,822      $20.05     6,229,464      $17.23
  Granted...............  2,735,279       41.73     1,609,900       41.56       732,050       33.85
  Exercised............. (1,194,328)      16.41      (971,494)      13.64      (795,117)      12.63
  Forfeited.............   (403,654)      32.41      (498,115)      26.73      (560,575)      17.23
                         ----------      ------     ---------      ------     ---------      ------
Outstanding, end of
 year...................  6,882,410      $34.02     5,745,113      $26.58     5,604,822      $20.05
                         ==========      ======     =========      ======     =========      ======
Options exercisable at
 year end...............  1,426,155      $22.45     1,410,440      $14.99     1,297,072      $12.52
                         ==========      ======     =========      ======     =========      ======
Weighted average fair
 value of options
 granted during the
 year...................                 $21.02                    $19.14                    $13.04
                                         ======                    ======                    ======
Options available for
 grant..................  2,173,265                 3,741,890                 4,603,675
                         ==========                 =========                 =========

  The following table summarizes information about the Company's outstanding stock options as of December 31, 2001:

                             Options Outstanding                Options Exercisable
                 -----------------------------------         ------------------
                             Weighted Average    Weighted                   Weighted
   Range Of        Number       Remaining        Average       Number       Average
Exercise Prices  Outstanding Contractual Life Exercise Price Exercisable Exercise Price
---------------  ----------- ---------------- -------------- ----------- --------------
$ 0.63 -
  $11.06            436,625        4.8            $ 8.29        436,625      $ 8.29
$11.75 -
  $23.44            798,615        6.2             20.22        538,540       19.82
$23.59 -
  $29.94          1,311,623        6.9             26.73         51,673       25.83
$30.25 -
  $39.81          2,267,847        8.8             35.96        264,392       37.29
$40.13 -
  $49.75          1,847,300        8.8             46.27        109,175       46.95
$50.25 -
  $62.33            220,400        8.8             55.84         25,750       54.67
--------          ---------        ---            ------      ---------      ------
$ 0.63 -
  $62.33          6,882,410        7.9            $34.02      1,426,155      $22.45
========          =========        ===            ======      =========      ======

  In January 2002, the Company granted 575,000, 507,971, and 31,500 options under the 1996 Plan, 2001 Plan, and Director Plan, respectively, at prices that range from $34.95 to $38.59 per share, with such options vesting over four years, with the exception of 24,000 shares which vest over three years and 7,500 shares that vest immediately. These options are not reflected in the above tables as they were granted subsequent to December 31, 2001.

  1996 Employee Stock Purchase Plan. During 1996, the Company adopted the 1996 Employee Stock Purchase Plan whereby 500,000 shares of the Company's Common Stock have been reserved for sale to employees of the Company and its subsidiaries through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 2001, 2000, and 1999, respectively, 35,481, 30,120, and 34,352 shares have been purchased under the plan for $1.3 million ($26.31 to $51.23 per share), $1.1 million ($24.65 to $47.65 per share) and $0.9 million ($18.91 to $37.08 per share).

  Stock-Based Compensation Plans. At December 31, 2001, the Company had five stock-based compensation plans, as described above. The Company accounts for these plans in accordance with APB Opinion No. 25, under which no compensation expense has been recognized in 2001, 2000 and 1999.

  Had compensation expense for the Company's five stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the Company's net income and net income per share available to common stockholders for 2001, 2000 and 1999 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

                                                       Year Ended December 31,
                                                       ------------------------
                                                         2001    2000    1999
                                                       -------- ------- -------
   Net income:
     As reported...................................... $113,921 $90,469 $59,874
     Pro forma........................................  101,594  78,664  52,498
   Diluted net income per common share:
     As reported......................................     2.08    1.60    1.10
     Pro forma........................................     1.86    1.39    0.96

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in 2001, 2000, and 1999, respectively: risk-free interest rates of 4.8%, 6.3%, and 5.0%; dividend yield of zero percent for all years; expected lives of 5.3 years, 4.0 years, and 4.1 years; and volatility of 50.0%, 50.0% and 40.0%.

11. Unaudited Quarterly Financial Data

                                                 Quarter Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
                                    (in thousands, except per share amounts)
2001:
  Total revenues.................. $114,099  $120,086    $124,379    $118,344
  Gross margin (exclusive of
   depreciation)..................   72,305    76,131      79,534      72,923
  Operating income................   43,804    45,936      46,571      45,664
  Income before income taxes......   43,650    46,006      47,248      46,538
  Income tax provision............  (16,584)  (17,479)    (17,618)    (17,840)
  Net income available to common
   stockholders...................   27,066    28,527      29,630      28,698
  Net income available to common
   stockholders per share:
   Basic..........................     0.52      0.54        0.56        0.54
   Diluted........................     0.49      0.52        0.54        0.53
2000:
  Total revenues.................. $ 92,063  $ 96,062    $102,070    $108,700
  Gross margin (exclusive of
   depreciation)..................   55,777    59,844      63,712      68,025
  Operating income................   32,989    35,432      37,331      39,530
  Income before income taxes......   32,718    35,281      37,546      39,658
  Income tax provision............  (12,409)  (13,295)    (14,118)    (14,912)
  Net income available to common
   stockholders...................   20,309    21,986      23,428      24,746
  Net income available to common
   stockholders per share:
   Basic..........................     0.39      0.42        0.45        0.47
   Diluted........................     0.36      0.39        0.41        0.44

12. Subsequent Event--Business Acquisition

  Description of Business. On December 21, 2001, the Company reached an agreement to acquire the billing and customer care assets of Lucent Technologies Inc. ("Lucent"). Lucent's billing and customer care business consists primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in 1999; (ii) BILLDATS Data Manager mediation software; (iii) software and related technologies developed by Lucent's Bell Laboratories; and (iv) elements of Lucent's sales and marketing organization (collectively, the "Kenan Business"). On February 28, 2002, the Company completed the acquisition (the "Kenan Acquisition").

  The Kenan Business is a global provider of convergent billing and customer care software and services that enable communications service providers to bill their customers for a wide variety of existing and next-generation services, including mobile, Internet, wireline telephony, cable, satellite, and energy and utilities, all on a single invoice. The software supports multiple languages and currencies. The Kenan Business' primary product offerings include: (i) Arbor/BP (a core convergent billing platform); (ii) Arbor/OM (an order management platform); and (iii) BILLDATS Data Manager (a billing mediation software product). Historically, a significant portion of Kenan Business revenues have been generated outside the United States.

  As a result of the Kenan Acquisition, the Company has: (i) added proven products to the Company's product suite; (ii) added international infrastructure in Europe, Asia Pacific and Latin America; (iii) diversified its customer base by adding over 230 customers in more than 40 countries; (iv) diversified its product offerings to encompass all segments of the communications market, including Internet Protocol, mobile, wireline telephony, cable, and satellite; (v) acquired solid relationships with leading systems integrators worldwide; and (vi) gained the opportunity to leverage the Company's software solutions into the Kenan Business' diverse customer base. In connection with the Kenan Acquisition, the Company has reorganized its business into two segments: the Global Software Services Division and the Broadband Services Division.

  The results of Kenan Business' operations will be included in the Company's consolidated financial statements from March 1, 2002 forward.

  Acquisition Price. At closing on February 28, 2002, the aggregate purchase price was approximately $263 million in cash, which may be adjusted based upon the results of an audit of the Kenan Business' net assets as of closing, plus estimated transaction costs of approximately $5 million. Based on preliminary estimates of the unaudited net assets acquired, the Company is currently estimating the purchase price premium to be in the range of $225 million to $250 million. The Company is in the process of obtaining third-party valuations of certain intangible assets, thus the allocation of the purchase price is subject to refinement. Based on preliminary valuation reports from the third parties, the Company expects the purchase price premium to be allocated as follows: (i) acquired software--20% to 22%; (ii) acquired contracts--2% to 3%; (iii) purchased in-process research and development assets to be charged to expense at the date of acquisition--8% to 9%; and (iv) goodwill--66% to 70%.

  Credit Facilities. On February 28, 2002, CSG Systems, Inc., a wholly-owned subsidiary of the Company, closed on a $400 million senior secured credit facility (the "Senior Facility") with a syndicate of banks, financial institutions and other entities. The proceeds of the Senior Facility will be used: (i) to fund the Kenan Acquisition; (ii) pay related fees and expenses;
(iii) refinance existing indebtedness; and (iv) provide financing for general corporate purposes. The Senior Facility consists of a $100 million, five-year revolving credit facility (the "Revolver"), a $125 million, five-year Tranche A Term Loan, and a $175 million, six-year Tranche B Term Loan. Upon closing of the Kenan Acquisition, the entire amounts of the Tranche A Term Loan and Tranche B Term Loan were drawn down. The Senior Facility is guaranteed by the Company and each of the Company's direct and indirect domestic subsidiaries.

  The interest rates for the Senior Facility are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The applicable margins for the Tranche B Loan is 1.50% for base rate loans and 2.75% for LIBOR loans. As of February 28, 2002, the applicable margins for the Revolver and the Tranche A Loan were 1.25% for base rate loans and 2.50% for LIBOR loans. After September 30, 2002, the applicable margins for the Revolver and the Tranche A Loan will be dependent upon the Company's leverage ratio and will range from 0.75% to 1.50% for base rate loans and 2.00% to 2.75% for LIBOR loans. As of February 28, 2002, the base rate was 4.75%, and the LIBOR rate was 1.87% for one-month and 1.90% for 3-month LIBOR contracts. The Company pays a commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver, which rate after September 30, 2002 is subject to reduction to 0.375% once the Company achieves a certain leverage ratio.

  The Senior Facility is collateralized by substantially all of the Company's domestic tangible and intangible assets and the stock of the Company's domestic subsidiaries. The Senior Facility requires maintenance of certain financial ratios, including: (i) a leverage ratio; (ii) an interest coverage ratio; and (iii) a fixed charge coverage ratio. The Senior Facility contains other restrictive covenants, including: (i) restrictions on additional indebtedness; (ii) cash dividends and other payments related to the Company's capital stock; and (iii) capital expenditures and investments. The Senior Facility also requires that CSG Systems, Inc. assets and liabilities remain separate from the assets and liabilities of the remainder of the Company's consolidated operations, including the maintenance of separate deposit and other bank accounts.

  The original combined scheduled maturities of the Tranche A Loan and the Tranche B Loan are: 2002--$15.4 million; 2003--$20.5 million; 2004--$25.2 million; 2005--$31.4 million; 2006--$33.0 million; 2007--$132.9 million; and
2008--$41.6 million. The Senior Facility has no prepayment penalties and requires mandatory prepayments if certain events occur, including: (i) the sale or issuance of the Company's common stock; (ii) the incurrence of certain indebtedness; (iii) the sale of assets except in the ordinary course of business; (iv) the termination of material processing services contracts; and
(v) the achievement of a certain level of excess cash flows (as defined in the Senior Facility).

  In conjunction with the Senior Facility, the Company incurred financing costs totaling approximately $10 million, which will be amortized to interest expense over the related term of the Senior Facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

Item 10. Directors and Executive Officers of the Registrant

  See the Proxy Statement for the Company's Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding the Company's executive officers will be omitted from such proxy statement and is furnished in a separate item captioned "Executive Officers of the Registrant" included in Part I of this Form 10-K.

Item 11. Executive Compensation

  See the Proxy Statement for the Company's Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  See the Proxy Statement for the Company's Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  See the Proxy Statement for the Company's Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Financial Statements, Financial Statement Schedules, and Exhibits:

    (1) Financial Statements

      The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 32.

    (2) Financial Statement Schedules:

      None. Any information required in the financial statement schedules is provided in sufficient detail in the Consolidated Financial Statements and notes thereto.

    (3) Exhibits

      Exhibits are listed in the Exhibit Index on page 56.

  The Exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601(10)(iii) of Regulation S-K.

  (b) Reports on Form 8-K

    Form 8-K dated December 22, 2001, under Item 5, Other Events, was filed with the Securities and Exchange Commission which included a press release dated December 22, 2001. The press release announced the Company had reached an agreement to acquire the billing and customer care assets of Lucent Technologies.

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

                                          Date: March 29, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Neal C. Hansen             Chairman of the Board of     March 29, 2002
______________________________________  Directors and Chief
            Neal C. Hansen              Executive Officer
                                        (Principal Executive
                                        Officer)

        /s/ John P. Pogge              President, Chief Operating   March 29, 2002
______________________________________  Officer and Director
            John P. Pogge

        /s/ Peter E. Kalan             Vice President and Chief     March 29, 2002
______________________________________  Financial Officer
            Peter E. Kalan              (Principal Financial
                                        Officer)

        /s/ Randy R. Wiese             Vice President and           March 29, 2002
______________________________________  Controller (Principal
            Randy R. Wiese              Accounting Officer)

       /s/ George F. Haddix            Director                     March 29, 2002
______________________________________
           George F. Haddix

       /s/ Royce J. Holland            Director                     March 29, 2002
______________________________________
           Royce J. Holland

     /s/ Janice I. Obuchowski          Director                     March 29, 2002
______________________________________
         Janice I. Obuchowski

     /s/ Bernard W. Reznicek           Director                     March 29, 2002
______________________________________
         Bernard W. Reznicek

       /s/ Donald V. Smith             Director                     March 29, 2002
______________________________________
           Donald V. Smith

        /s/ Frank V. Sica              Director                     March 29, 2002
______________________________________
            Frank V. Sica

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

 2.19N(16)* Forty-Sixth, Forty-Eighth, Fiftieth and Fifty-Second Amendments to
            Restated and Amended CSG Master Subscriber Management System
            Agreement between CSG Systems, Inc. and AT&T Broadband Management
            Corporation

 Exhibit
 Number                                  Description
 -------                                 -----------
  2.19O(19)* Fifty-Third, Fifty-Fourth and Fifty-Fifth Amendments to Restated
             and Amended CSG Master Subscriber Management System Agreement
             between CSG Systems, Inc. and AT&T Broadband Management
             Corporation

  2.19P*     Fifty-Sixth Amendment to Restated and Amended CSG Master
             Subscriber Management System Agreement between CSG Systems, Inc.
             and AT&T Broadband Management Corporation

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

  3.02(2)    Restated Bylaws of CSG Systems International, Inc.

  3.03(2) Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

  4.01(1)    Form of Common Stock Certificate

 10.01(1)    CSG Systems International, Inc. 1995 Incentive Stock Plan

 10.02(16)   CSG Employee Stock Purchase Plan

 10.03(17)   CSG Systems International, Inc. 1996 Stock Incentive Plan

 10.14(8)    Employment Agreement with Neal C. Hansen, dated November 17, 1998

             First Amendment to Employment Agreement with Neal C. Hansen, dated
 10.14A(15)  June 30, 2000

 10.15       Form of Indemnification Agreement between CSG Systems
             International, Inc. and Directors and Executive Officers

 10.39(12)   CSG Systems, Inc. Wealth Accumulation Plan, as amended November
             16, 1999

 10.40(14)*  Second Amended and Restated Services Agreement between First Data
             Technologies, Inc. and CSG Systems, Inc., dated April 1, 2000

 10.44(18)   CSG Systems International, Inc. Stock Option Plan for Non-Employee
             Directors

 10.45(8)    Employment Agreement with John P. Pogge, dated November 17, 1998.

 10.46(8)    Employment Agreement with Edward Nafus, dated November 17, 1998

 10.47(15)   Employment Agreement with J. Richard Abramson, dated
             August 17, 2000

 Exhibit
 Number                               Description
 -------                              -----------

 10.48(17) Employment Agreement with Peter Kalan, dated January 18, 2001

 10.49(19) Employment Agreement with William E. Fisher, dated September 18,
           2001

 10.50     CSG Systems International, Inc. 2001 Stock Incentive Plan

 21.01     Subsidiaries of the Company

 23.01     Consent of Arthur Andersen LLP

 99.01     Safe Harbor for Forward-Looking Statements Under the Private
           Securities Litigation Reform Act of 1995--Certain Cautionary
           Statements and Risk Factors

 99.02     Letter to the Commission Pursuant to Temporary Note 3T

--------
 (1) Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
 (2) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
 (3) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K dated October 6, 1997.
 (4) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K, as amended for the year ended December 31, 1997.
 (5) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.
 (6) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
 (7) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
 (8) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K, as amended for the year ended December 31, 1998.
 (9) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(10) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(11) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(12) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.
(13) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
(14) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(15) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(16) Incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
(17) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(18) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(19) Incorporated by reference to the exhibit of the same number to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

*Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.