Form 10-Q
period 2002-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2002-05-14
CIK 1005757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  0-27512

CSG SYSTEMS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0783182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7887 East Belleview, Suite 1000 Englewood, Colorado 80111
(Address of principal executive offices, including zip code)

(303) 796-2850
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO    ☐

Shares of common stock outstanding at May 10, 2002: 52,692,185.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2002

CSG SYSTEMS INTERNATIONAL, INC

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,235	$30,165
Short-term investments	—	53,434

Total cash, cash equivalents and short-term investments	68,235	83,599
Trade accounts receivable—
Billed, net of allowance of $7,224 and $6,310	103,999	92,418
Unbilled and other	23,391	14,257
Purchased Kenan Business accounts receivable, net of allowance of $41,282	64,901	—
Deferred income taxes	6,123	5,549
Other current assets	8,273	8,676

Total current assets	274,922	204,499
Property and equipment, net of depreciation of $60,204 and $56,465	50,789	42,912
Software, net of amortization of $40,875 and $37,622	46,734	3,387
Goodwill, net	207,180	13,461
Client contracts and related intangibles, net of amortization of $33,386 and $31,346	72,607	67,012
Deferred income taxes	42,124	40,394
Other assets	10,354	2,381

Total assets	$704,710	$374,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,075	$31,500
Client deposits	14,871	14,565
Trade accounts payable	21,540	11,408
Accrued employee compensation	21,317	19,326
Deferred revenue	70,905	9,850
Accrued income taxes	25,960	17,215
Other current liabilities	21,240	19,846

Total current liabilities	176,908	123,710

Non-current liabilities:
Long-term debt, net of current maturities	268,925	—
Deferred revenue	749	288
Other non-current liabilities	5,799	—

Total non-current liabilities	275,473	288

Stockholders’ equity:
Preferred stock, par value $01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $01 per share; 100,000,000 shares authorized; 52,677,254 shares and 52,663,852 shares outstanding	576	575
Additional paid-in capital	253,655	252,221
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	32	134
Cumulative translation adjustments	(674)	(792)
Treasury stock, at cost, 4,901,568 shares and 4,850,986 shares	(182,591)	(180,958)
Accumulated earnings	181,331	178,868

Total stockholders’ equity	252,329	250,048

Total liabilities and stockholders’ equity	$704,710	$374,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended
	March 31, 2002	March 31, 2001
	(unaudited)
Revenues:
Processing and related services	$90,934	$79,098
Software and professional services	39,441	35,001

Total revenues	130,375	114,099

Cost of Revenues:
Cost of processing and related services	35,060	28,515
Cost of software and professional services	16,357	13,279

Total cost of revenues	51,417	41,794

Gross margin (exclusive of depreciation)	78,958	72,305

Operating expenses:
Research and development	17,086	11,611
Selling, general and administrative	21,193	13,540
Depreciation	4,188	3,350
Kenan Business acquisition-related charges	23,792	—

Total operating expenses	66,259	28,501

Operating income	12,699	43,804

Other income (expense):
Interest expense	(1,911)	(1,082)
Interest and investment income, net	842	947
Other	87	(19)

Total other	(982)	(154)

Income before income taxes	11,717	43,650
Income tax provision	(9,254)	(16,584)

Net income	$2,463	$27,066

Basic net income per common share:
Net income available to common stockholders	$0.05	$0.52

Weighted average common shares	52,679	52,469

Diluted net income per common share:
Net income available to common stockholders	$0.05	$0.49

Weighted average common shares	53,450	55,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(unaudited)
Cash flows from operating activities:
Net income	$2,463	$27,066
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	4,188	3,350
Amortization	3,179	1,777
Charge for in-process purchased research and development	19,300	—
(Gain) loss on short-term investments	(49)	495
Deferred income taxes	(2,304)	158
Impairment of intangible assets	1,906	—
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(18,423)	43,423
Other current and noncurrent assets	410	(1,121)
Accounts payable and accrued liabilities	15,483	4,793

Net cash provided by operating activities	26,153	79,941

Cash flows from investing activities:
Purchases of property and equipment	(3,071)	(6,587)
Purchases of short-term investments	—	(16,993)
Proceeds from sale of short-term investments	53,381	5,882
Acquisition of business	(266,681)	—
Investment in client contracts	(1,612)	(30)

Net cash used in investing activities	(217,983)	(17,728)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,321	2,299
Proceeds from exercise of stock warrants	—	24,000
Repurchase of common stock	(1,633)	(85,195)
Proceeds from long-term debt	300,000	—
Payments on long-term debt	(61,500)	(5,756)
Payments of deferred financing costs	(8,365)	—

Net cash provided by (used in) financing activities	229,823	(64,652)

Effect of exchange rate fluctuations on cash	77	(125)

Net increase (decrease) in cash and cash equivalents	38,070	(2,564)
Cash and cash equivalents, beginning of period	30,165	32,751

Cash and cash equivalents, end of period	$68,235	$30,187

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$1,439	$970
Income taxes	$2,794	$8,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

The condensed consolidated financial statements at March 31, 2002, and for the three months then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the “Company’s 2001 10-K”). The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results for the entire year ending December 31, 2002.

2.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program.    In August 1999, the Company’s Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of 10.0 million shares. During the three months ended March 31, 2002, the Company repurchased 50,582 shares under the program for approximately $1.6 million ($32.30 per share). As of March 31, 2002, the Company has purchased a total of 4.82 million shares for approximately $182.5 million (a weighted-average price of $37.88 per share) since the program was announced in 1999. At March 31, 2002, the total remaining number of shares available for repurchase under the program totaled 5.2 million shares. The repurchased shares are held as treasury shares.

Stock Incentive Plan.    In September 2001, the Company’s Board of Directors adopted the 2001 Incentive Stock Plan (the “2001 Plan”) whereby 750,000 shares of the Company’s Common Stock were initially reserved for issuance to eligible employees of the Company in the form of nonqualified stock options, stock appreciation rights, stock bonus awards, restricted stock awards, or performance unit awards. In January 2002, the Board of Directors approved an increase of shares reserved for issuance under the 2001 Plan to 2,500,000.

Income Tax Benefit from Exercise of Stock Options.    Income tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced accrued income taxes by $0.1 million and $0.9 million for the three months ended March 31, 2002 and 2001, respectively. Such benefits were recorded as an increase to additional paid-in capital and are included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

3.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is consistent with the calculation of basic net income per common share while giving effect to dilutive potential common shares outstanding during the period. Basic and diluted earnings per share (“EPS”) are presented on the face of the Company’s Condensed Consolidated Statements of Income. No reconciliation of the EPS numerators is necessary for the three months ended March 31, 2002 and 2001 as net income is used as the numerator for each period. The reconciliation of the EPS denominators is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Basic common shares outstanding	52,679	52,469
Dilutive effect of common stock options	771	1,724
Dilutive effect of common stock warrants	—	942

Diluted common shares outstanding	53,450	55,135

Common stock options of 4,247,087 shares and 1,703,950 shares for the three months ended March 31, 2002 and 2001, respectively, have been excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods and the effect of their inclusion would be anti-dilutive.

4.    COMPREHENSIVE INCOME

The Company’s components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income	$2,463	$27,066
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	118	(159)
Reclassification adjustment for (gain) loss included in net income	(49)	335
Unrealized gain (loss) on short-term investments	(53)	27

Comprehensive income	$2,479	$27,269

5.    ACQUISITION OF BUSINESS

Kenan Business Acquisition.    On December 21, 2001, the Company reached an agreement to acquire the billing and customer care assets of Lucent Technologies Inc. (“Lucent”). Lucent’s billing and customer care business consists primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; (iii) software and related technologies developed by Lucent’s Bell Laboratories; and (iv) elements of Lucent’s sales and marketing organization (collectively, the “Kenan Business”). On February 28, 2002, the Company completed the Kenan Business acquisition.

The Company’s growth strategy includes a commitment to the marketing of its products and services internationally. The acquisition of the Kenan Business is consistent with this strategy. The Kenan Business is a global provider of convergent billing and customer care software and services that enable communications service providers to bill their customers for a wide variety of existing and next-generation services, including mobile, Internet, wireline telephony, cable, satellite, and energy and utilities, all on a single invoice. The software supports multiple languages and currencies. The Kenan Business’ primary product offerings include: (i) CSG Kenan/BP (formerly known as Arbor/BP), a core convergent billing platform; (ii) CSG Kenan/OM (formerly known as Arbor/OM Order Management), an order management platform; and (iii) CSG Data Mediation (formerly known as BILLDATS Data Manager), a

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

billing mediation software product. Historically, a significant portion of the Kenan Business revenues have been generated outside the United States.

As a result of the Kenan Business acquisition, the Company has: (i) added proven products to the Company’s product suite; (ii) added international infrastructure in Europe, Asia Pacific and Latin America; (iii) diversified its customer base by adding over 230 customers in more than 40 countries; (iv) diversified its product offerings to encompass all segments of the communications market, including mobile, Internet Protocol, wireline telephony, cable, and satellite; (v) acquired solid relationships with leading systems integrators worldwide; and (vi) gained the opportunity to leverage the Company’s software solutions into the Kenan Business’ diverse customer base.

Preliminary Purchase Price.    At closing on February 28, 2002, the aggregate purchase price was approximately $261.6 million in cash, plus estimated transaction costs of approximately $5.1 million (the “Preliminary Purchase Price”). The Preliminary Purchase Price may be adjusted in the future based upon the results of a final audit of the Kenan Business’ net assets as of the closing. The Company has prepared its preliminary purchase accounting based on the Preliminary Purchase Price and the unaudited net assets of the Kenan Business as of the closing using the Company’s best estimates. Based on this information, the Company is estimating the Preliminary Purchase Price premium to be approximately $265.3 million. Based upon the ongoing activities described in this and the following paragraph, the final determination of the purchase price and the allocation of the final purchase price are subject to refinement, and may vary from these estimates.

In addition to the final audit of the Kenan Business’ net assets, the Company is in the process of obtaining certain information that the Company believes is necessary to finalize the purchase accounting, including valuations of acquired intangible assets and an assessment of the fair value of the purchased Kenan Business accounts receivable. Draft copies of the valuation reports have been received and the assessment of the fair value of the Kenan Business accounts receivable is expected to be received by the end of the second quarter of 2002. In addition, the Company is in the process of evaluating information related to the facility leases it has assumed, to include the formulation of a plan to abandon excess space in certain portions of these facilities. This evaluation is expected to be completed by the end of the second quarter of 2002.

Allocation of Preliminary Purchase Price.    The Company has followed the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” in accounting for the Kenan Business acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the closing of the acquisition on February 28, 2002 (in thousands). As discussed above, the Company is in the process of finalizing the purchase price and its determination of the assets acquired and liabilities assumed; thus, the allocation of the Preliminary Purchase Price, is subject to refinement.

Current assets	$67,400
Fixed assets	9,000
In-process purchased research and development	19,300
Acquired contracts	6,000
Acquired software	46,600
Goodwill	193,400

Total assets acquired	341,700
Current liabilities	(69,200)
Non-current liabilities	(5,800)

Total liabilities assumed	(75,000)

Net assets acquired	$266,700

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current assets consist primarily of billed and unbilled accounts receivables, net of an allowance for uncollectible amounts. Fixed assets consist primarily of computer equipment and leasehold improvements. The fixed assets will be depreciated on a straight-line basis, over periods ranging from one to eight years.

In-process purchased research and development (“IPRD”) represents research and development of software technologies which had not reached technological feasibility and have no alternative future use as of the acquisition date. IPRD was expensed in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. The Kenan Business’ IPRD consisted of six projects, the largest projects relate to the newest version of CSG Kenan/BP ($13.7 million), a new prepay billing offering ($3.1 million) and one of the new versions of CSG Data Mediation ($1.3 million). The Company estimated the fair value of the Kenan Business IPRD projects, on a project-by-project basis, using an income approach. The risk-adjusted discount rates applied to the CSG Kenan/BP, prepay billing and CSG Data Mediation IPRD projects ranged from 25% to 35%. The Company is expecting material net cash flows to commence for all six IPRD projects in 2003.

The acquired contracts intangible asset represents the estimated value of customer contracts that existed at the date of the Kenan Business acquisition. The acquired contracts intangible asset will be amortized on a straight-line basis over twelve months.

The acquired software intangible assets represent the estimated value of the three primary developed technology products of the Kenan Business: CSG Kenan/BP, CSG Kenan/OM, and CSG Data Mediation. The acquired software intangible assets will be amortized on a straight-line basis over sixty months.

Goodwill represents the excess of the cost of the Kenan Business over the net of the amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill resulting from the Kenan Business acquisition will not be amortized, but instead, will be subject to annual impairment testing. The Company is currently implementing its long-term tax strategy. Based on the Company’s current plan, a small portion of the total goodwill balance will be deductible for income tax purposes. The Company has assigned 100% of the goodwill to the Global Software Services Division operating segment (which includes the acquired Kenan Business).

Liabilities assumed consist primarily of deferred revenue related to assumed service obligations, employee-related liabilities (e.g., accrued vacation and involuntary severance of Kenan Business employees), and adjustments to above-market-rate facility leases. The deferred revenue amounts represent obligations the Company assumed at the acquisition date to complete professional services contracts and software maintenance contracts.

Kenan Business Acquisition-Related Charges.    In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related charges. The acquisition-related charges for the three months ended March 31, 2002, are presented below (in thousands). The Company is expected to incur additional direct and incremental acquisition-related charges throughout the remainder of 2002 as it completes its integration of the Kenan Business.

In-process purchased research and development	$19,300
Impairment of an existing intangible asset displaced by software products acquired	1,906
Employee-related costs (primarily existing employee redundancy costs)	1,506
Integration costs (e.g., legal, accounting, etc.)	757
All other	323

Total Kenan Business acquisition-related charges	$23,792

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impairment of an existing intangible asset relates to a data mediation/rating software asset which was acquired by the Company in 1998. As part of the Kenan Business acquisition, the Company acquired mediation/rating software assets with superior technology, resulting in the impairment of the existing software asset.

The results of the Kenan Business’ operations from the date of acquisition through March 31, 2002 have been included in the Company’s Condensed Consolidated Statement of Income. Pro forma information on the Company’s results operations for the three month periods ended March 31, 2002 and 2001, assuming the Kenan Business had been acquired as of January 1, 2001, is presented in the table below (in thousands). The pro forma information for the three months ended March 31, 2002, combines the results of the Company for the three months ended March 31, 2002, and the results of the Kenan Business for the two months ended November 30, 2001 (the first two months of Lucent’s first fiscal quarter). Combining these two months of historical results for the Kenan Business with the Company’s results for the three months ended March 31, 2002 (which includes one month of operations for the Kenan Business post acquisition), results in the pro forma information reflecting the Kenan Business as part of the Company’s results for the entire three months ended March 31, 2002. The Kenan Business acquisition-related charges discussed above have been excluded from the pro forma results.

	Three Months Ended March 31,
	2002	2001
Total revenues	$157,821	$161,409
Net income	10,094	6,954
Diluted net income per common share:
Net income available to common stockholders	$0.19	$0.13
Weighted average common shares	53,450	55,135

6.    DEBT

On February 28, 2002, CSG Systems, Inc., a wholly-owned subsidiary of the Company, closed on a $400 million senior secured credit facility (the “Senior Facility”) with a syndicate of banks, financial institutions and other entities. The proceeds of the Senior Facility were used: (i) to fund the Kenan Business acquisition; (ii) pay acquisition-related fees and expenses; (iii) refinance existing indebtedness; and (iv) provide financing for general corporate purposes. The Senior Facility consists of a $100 million, five-year revolving credit facility (the “Revolver”), a $125 million, five-year Tranche A Term Loan, and a $175 million, six-year Tranche B Term Loan. Upon closing of the Kenan Business acquisition, the entire amounts of the Tranche A Term Loan and Tranche B Term Loan were drawn down. The Senior Facility is guaranteed by the Company and each of the Company’s direct and indirect domestic subsidiaries.

The interest rates for the Senior Facility are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The applicable margins for the Tranche B Loan are 1.50% for base rate loans and 2.75% for LIBOR loans. As of March 31, 2002, the applicable margins for the Revolver and the Tranche A Loan were 1.25% for base rate loans and 2.50% for LIBOR loans. After September 30, 2002, the applicable margins for the Revolver and the Tranche A Loan will be dependent upon the Company’s leverage ratio and will range from 0.75% to 1.50% for base rate loans and 2.00% to 2.75% for LIBOR loans. At March 31, 2002, the interest rates for the Tranche A Loan and the Tranche B Loan were based upon a LIBOR rate of 2.38%. As of March 31, 2002, the Company had not drawn down on the Revolver. The Company pays a commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver, which rate after September 30, 2002 is subject to reduction to 0.375% once the Company achieves a certain leverage ratio.

The Senior Facility is collateralized by substantially all of the Company’s domestic tangible and intangible assets and the stock of the Company’s domestic subsidiaries. The Senior Facility requires maintenance of certain financial ratios, including: (i) a leverage ratio; (ii) an interest coverage ratio; and (iii) a fixed charge coverage ratio. The Senior Facility contains other restrictive covenants, including: (i) restrictions on additional indebtedness; (ii) cash dividends and other payments related to the Company’s capital stock; and (iii) capital expenditures and investments. The Senior Facility also requires that CSG Systems, Inc. assets and liabilities remain separate from the assets and liabilities of the remainder of the Company’s consolidated operations, including the maintenance of separate deposit and other bank accounts.

The Senior Facility has no prepayment penalties and requires mandatory prepayments if certain events occur, including: (i) the sale or issuance of the Company’s common stock; (ii) the incurrence of certain indebtedness; (iii) the sale of assets except in the ordinary course of business; (iv) the termination of material processing services contracts; and (v) the achievement of a certain level of excess cash flows (as defined in the Senior Facility). On March 22, 2002, the Company made a voluntary prepayment on the Senior Facility of $30.0 million. As a result of the voluntary prepayment, the combined scheduled maturities of the Tranche A Loan and the Tranche B Loan are: 2002-zero; 2003-$16.4 million; 2004-$25.1 million; 2005-$31.3 million; 2006-$32.9 million; 2007-$125.3 million; and 2008-$39.0 million.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the Senior Facility, the Company incurred financing costs totaling approximately $10.4 million, approximately $2.0 million of which was paid in 2001, which will be amortized to interest expense over the related term of the Senior Facility.

7.    SEGMENT INFORMATION

In connection with the Kenan Business acquisition, the Company has reorganized its business into two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

The Broadband Division consists principally of the historical processing operations and related software products of the Company. The Broadband Division generates a substantial portion of its revenues by providing customer care and billing services to the United States cable television and direct broadcast satellite industries through its core service bureau processing product, CSG CCS B/P (formerly CCS). The Broadband Division sells its software products (e.g., ACSR) and professional services principally to its existing base of processing clients to: (i) enhance the core functionality of its service bureau processing application; (ii) increase the efficiency and productivity of the clients’ operations; and (iii) allow clients to effectively roll out new products and services to new and existing markets, such as residential telephony, high-speed data/ISP and IP markets.

The GSS Division consists of the Company’s stand-alone software products and related services, which includes the Kenan Business. Historically, a significant portion of Kenan Business revenues have been generated outside the United States. The GSS Division’s revenues consist of software license and maintenance fees, and various professional and consulting fees related to its software products (principally, installation services). The GSS Division is a global provider of convergent billing and customer care software and services that enable communications service providers to bill their customers for a wide variety of existing and next-generation services, including mobile, Internet, wireline, cable, satellite, and energy and utilities, all on a single invoice. The software supports multiple languages and currencies. The GSS Division’s primary product offerings include: (i) CSG Kenan/BP (a core convergent billing platform); (ii) CSG Kenan/OM (an order management platform); and (iii) CSG Data Mediation (a billing mediation software product).

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2001 10-K. Management evaluates the performance of the operating segments based on total revenues and contribution margin. Contribution margin is defined as segment operating revenues less segment operating expenses. There were no material inter-segment revenues for the periods presented below. Certain operating expenses managed at the corporate level (primarily facilities and other infrastructure support costs and management bonuses), which can be attributed to the operating segments, are allocated as an indirect expense charge to the operating segments. Any costs managed at the corporate level, which are not attributable to the operating segments, are reflected as corporate overhead costs. The Kenan Business acquisition-related charges are excluded from segment operating expenses. The Company does not allocate activities below the operating level to its reported operating segments. Management’s review of segment operating expenses focuses primarily on functional expenses (e.g., wages, employee benefits, data processing costs, etc.). Additionally, the Company does not allocate specifically-identifiable assets to its operating segments, or manage those assets by segments.

The Company’s operating segment information and corporate overhead costs are presented below (in thousands). Information for the prior period has been restated to conform to the current period’s presentation.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2002
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$90,812	$122	$—	$90,934
Software and services revenues	12,937	26,504	—	39,441

Total revenues	103,749	26,626	—	130,375
Segment operating expenses(1)	50,019	33,942	9,923	93,884

Contribution margin (loss)(1)	$53,730	$(7,316)	$(9,923)	$36,491

Contribution margin (loss) percentage	51.8%	(27.4%)	NA	28.0%

(1)	Segment operating expenses and segment contribution margin exclude the Kenan Business acquisition-related charges of $23.8 million.

	Three Months Ended March 31, 2001
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$79,098	$—	$—	$79,098
Software and services revenues	35,001	—	—	35,001

Total revenues	114,099	—	—	114,099
Segment operating expenses	51,789	9,910	8,596	70,295

Contribution margin (loss)	$62,310	$(9,910)	$(8,596)	$43,804

Contribution margin (loss) percentage	54.6%	NA	NA	38.4%

Reconciling information between reportable segments contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Segment contribution margin	$36,491	$43,804
Kenan Business acquisition-related charges	(23,792)	—

Operating income	12,699	43,804
Interest expense	(1,911)	(1,082)
Interest income and other	929	928

Income before income taxes	$11,717	$43,650

Geographic Regions.    The Company uses the location of the client as the basis of attributing revenues to individual countries. Financial information relating to the Company’s operations by geographic areas is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Total Revenues:
North America (principally the United States)	$109,423	$114,089
Europe, Middle East and Africa (principally Europe)	16,713	10
Asia Pacific	2,717	—
Central and South America	1,522	—

Total revenues	$130,375	$114,099

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002
Long-lived Assets (excludes intangible assets):
North America (principally the United States)	$46,059
Europe, Middle East and Africa (principally Europe)	3,667
All other	1,063

Total long-lived assets	$50,789

8.    RECENT ACCOUNTING PRONOUNCEMENT

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. The adoption of this pronouncement did not result in a material difference in amortization expense between periods, as amortization related to goodwill and intangible assets with indefinite lives for the three months ended March 31, 2001 was only $0.2 million.

CSG SYSTEMS INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

	Three months ended March 31,
	2002		2001
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Processing and related services	$90,934	69.7%	$79,098	69.3%
Software and professional services	39,441	30.3	35,001	30.7

Total revenues	130,375	100.0	114,099	100.0

Cost of Revenues:
Cost of processing and related services	35,060	26.9	28,515	25.0
Cost of software and professional services	16,357	12.5	13,279	11.6

Total cost of revenues	51,417	39.4	41,794	36.6

Gross margin (exclusive of depreciation)	78,958	60.6	72,305	63.4

Operating expenses:
Research and development	17,086	13.1	11,611	10.2
Selling, general and administrative	21,193	16.3	13,540	11.9
Depreciation	4,188	3.2	3,350	2.9
Kenan Business acquisition-related charges	23,792	18.2	—	—

Total operating expenses	66,259	50.8	28,501	25.0

Operating income	12,699	9.8	43,804	38.4

Other income (expense):
Interest expense	(1,911)	(1.5)	(1,082)	(1.0)
Interest and investment income, net	842	0.6	947	0.8
Other	87	0.1	(19)	—

Total other	(982)	(0.8)	(154)	(0.2)

Income before income taxes	11,717	9.0	43,650	38.2
Income tax provision	(9,254)	(7.1)	(16,584)	(14.5)

Net income	$2,463	1.9%	$27,066	23.7%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Company Overview

CSG Systems International, Inc. (the “Company”) serves more than 230 telecommunications service providers in nearly 40 countries. The Company is a leader in next-generation billing and customer care solutions for the cable television, direct broadcast satellite, advanced IP services, next generation mobile, and fixed wireline markets. The Company’s unique combination of proven and future-ready solutions, delivered in both outsourced and licensed formats, empowers its clients to deliver unparalleled customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. The Company is an S&P Midcap 400 company.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements (the “Financial Statements”) and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “Company’s 2001 10-K”).

Forward-Looking Statements

This report contains a number of forward-looking statements relative to future plans of the Company and its expectations concerning the customer care and billing industry, as well as the converging telecommunications industry it serves, and similar matters. Such forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are contained in Exhibit 99.01 of this report. Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to read that section closely in conjunction with the MD&A.

Kenan Business Acquisition

On December 21, 2001, the Company reached an agreement to acquire the billing and customer care assets of Lucent Technologies Inc. (“Lucent”). Lucent’s billing and customer care business consists primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; (iii) software and related technologies developed by Lucent’s Bell Laboratories; and (iv) elements of Lucent’s sales and marketing organization (collectively, the “Kenan Business”). On February 28, 2002, the Company completed the Kenan Business acquisition. See Note 5 to the Financial Statements for additional discussion of the Kenan Business and further details of the acquisition.

In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related charges. The acquisition-related charges for the three months ended March 31, 2002 are presented below (in thousands). The Company is expected to incur additional direct and incremental acquisition-related charges throughout the remainder of 2002 as it completes its integration of the Kenan Business.

In-process research and development	$19,300
Impairment of an existing CSG intangible asset displaced by software products acquired	1,906
Employee-related costs (primarily existing CSG employee redundancy costs)	1,506
Integration costs (e.g., legal, accounting, etc.)	757
All other	323

Total Kenan Business acquisition-related charges	$23,792

In-process Research and Development.    In connection with the acquisition of the Kenan Business, the Company allocated $19.3 million of the $266.7 million purchase price to in-process research and development (“IPRD”). As part of the process of analyzing this acquisition, the decision was made to acquire technology, including technology in the process of being designed and qualified, rather than to develop the technology internally. This decision was based on factors such as the amount of internal expertise, time and cost it would take to bring the technology to market.

The Kenan Business is a product-centric billing company with a core product strategy of building flexible billing and customer care solutions that enable service providers to capture new revenue streams through the rapid introduction of innovative applications and services. The Kenan Business’ primary product offerings include: (i) CSG Kenan/BP (formerly known as Arbor/BP), a core convergent billing platform; (ii) CSG Kenan/OM (formerly known as Arbor/OM Order Management), an order management platform; and (iii) CSG Data Mediation (formerly known as BILLDATS Data Manager), a billing mediation software product. At the acquisition date, the Kenan Business was undergoing development efforts related to six projects: a significant new release of CSG Kenan/BP, the next major release of CSG Kenan /OM, two new versions of CSG Data Mediation, and new offerings related to prepay billing and contents settlements. These development efforts were all proprietary, internal projects. At the acquisition date, the IPRD projects had not yet reached technological feasibility, and had no alternative future uses. The majority of the value assigned to IPRD related to CSG Kenan/BP ($13.7 million), a new prepay billing offering ($3.1 million) and one of the new versions of CSG Data Mediation ($1.3 million).

The Kenan Business’ ongoing IPRD projects were identified through detailed analyses of research and development plans concerning (i) the uniqueness of the developmental work; (ii) the critical tasks required to complete the projects; (iii) the opportunities which are expected to arise from the projects; (iv) the degree of leverage of the new technology on legacy technology; (v) the risks to project completion; (vi) an assessment of the types of efforts involved; (vii) the length of time the projects are expected to be useful; and (viii) the timing of project completion, resources allocated to completion and expected expenses. The Company’s assessment was based on extensive interviews and a detailed analysis of research and development plans. If a project required additional planning, designing, coding or testing activities to determine whether the associated product could be produced to meet its design specifications, the Company determined that technological feasibility had not been reached with respect to this project.

Due to the complexity and specialized features of the acquired research and development, the technologies under development could only be economically used for their intended purposes. If the Company failed in its efforts, no alternative economic value would result from these efforts. Accordingly, the value allocated to projects which had not reached technology feasibility was immediately expensed at the date of acquisition.

The Company estimated the fair value of IPRD using an income approach. This entailed discounting expected cash flows to the present at a rate of return that incorporates the risk-free rate of the use of the funds, the expected rate of inflation and the risks associated with the particular investment. The selected rates consider the level of completion for each project achieved at the date of acquisition. Projected future net cash flows attributable to the Kenan Business’ IPRD projects, assuming successful development, were discounted to net present value using discount rates of 35% for the CSG Kenan/BP, CSG Kenan/OM, and CSG Data Mediation (version 7.2) projects and 25% for the CSG Data Mediation (version 7.1), prepay billing and content settlements projects. The Company is expecting material net cash flows to commence for all six in-process purchased R&D projects in 2003. The Company believes that the estimated IPRD amount so determined represents fair value and does not exceed the amount another third party would pay for the projects.

Revenue estimates used in these estimates were based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product’s underlying technology. This analysis included the revenues projected to result from the expected evolution of the technology over time.

Operating expenses used in the estimates included selling, general and administrative and research and development. These expenses were based on an overall analysis of the business enterprise. Total research and development was divided into the costs to complete the IPRD projects and costs for developed products that had already been introduced to the market. The allocation was based on an analysis of resources relating to the development of research and development.

Costs to complete in-process projects were estimated by Company management, with approximately $15.9 million projected to be spent on the projects over the next year. These costs were allocated based on an analysis of completion efforts and expected completion dates.

The resultant target margins that the Kenan Business expected to achieve from the in-process products ranged from approximately 16 to 27 percent. Profitability was expected to be significantly lower in the first years of the product’s lifecycle compared to the later years due to the earlier years’ higher levels of research and development and sales and marketing. The financial forecasts only include results that were expected to be generated by the Kenan Business on a standalone basis. Synergies resulting from the acquisition by the Company were not incorporated into the analysis.

Development of the majority of the IPRD projects began in the fourth quarter of calendar 2001 and are expected to be released at or near the end of 2002. At the acquisition date, approximately 200 engineers were engaged in the development of the Kenan Business’ IPRD projects. Completion of these projects is expected to require significant efforts involving continued software development as well as the testing and re-qualification efforts required to turn the technologies into a set of bug-free, commercial-ready products. These remaining tasks involve substantial risk due to the complex nature of the activities involved.

Impairment of Existing CSG Intangible Asset.    The impairment of an existing intangible asset relates to a data mediation/rating software asset which was acquired by the Company in 1998. As part of the Kenan Business acquisition, the Company acquired mediation/rating software assets with superior technology, resulting in the impairment of this existing software asset.

Adjusted Results of Operations

As discussed above, the Company incurred certain direct and incremental acquisition-related charges related to the Kenan Business acquisition. To provide for a better comparison of the Company’s current results of operations with past and future periods, the Company has adjusted out the impact of these acquisition-related charges (“Adjusted Earnings”). Operating income and net income on an adjusted basis have been computed by excluding these Kenan Business acquisition-related charges and using the Company’s expected overall effective income tax rate for 2002 of 41%. A reconciliation of the Company’s operating results presented under generally accepted accounting principles (“Reported Earnings”) and Adjusted Earnings is as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2002
	Reported Earnings	Impact of Acquisition-Related Charges	Adjusted Earnings
Total revenues	$130,375	$—	$130,375
Total operating expenses	117,676	(23,792)	93,884

Operating income	12,699	23,792	36,491

Net interest and other	(982)	—	(982)

Income before income taxes	11,717	23,792	35,509
Income tax provision	(9,254)	(5,447)	(14,701)

Net income	$2,463	$18,345	$20,808

Weighted average outstanding shares	53,450	53,450	53,450

Net income per diluted share	$0.05	$0.34	$0.39

Results of Operations—Consolidated Basis

Total Revenues.    Total revenues for the three months ended March 31, 2002, increased 14.3% to $130.4 million, from $114.1 million for the three months ended March 31, 2001. The increase between periods relates primarily to a 15.0% increase in processing and related services and a 12.7% increase in software and professional services revenues. See the “Results of Operations—Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services.    The cost of processing and related services for the three months ended March 31, 2002, increased 23.0% to $35.1 million, from $28.5 million for the three months ended March 31, 2001. The increase is due primarily to the increase in the number of customers of the Company’s clients which were serviced by the Company. Processing costs as a percentage of related processing revenues were 38.6% (margin of 61.4%) for the three months ended March 31, 2002, compared to 36.1% (margin of 63.9%) for the three months ended March 31, 2001. The increase in processing costs as a percentage of related revenue is due primarily to an increase in processing and related costs per customer account between periods.

Cost of Software and Professional Services.    The cost of software and professional services for the three months ended March 31, 2002, increased 23.2% to $16.4 million, from $13.3 million for the three months ended March 31, 2001. The increase relates primarily to the inclusion of one month of operations of the Kenan Business since the closing of the acquisition on February 28, 2002, which includes amortization expense related to the acquired Kenan Business intangible assets of $1.3 million for March 2002. Going forward, amortization expense related to these intangible assets will be $1.3 million per month through March 2003, at which time it will decrease to $0.8 million per month through February 2007. The cost of software and professional services as a percentage of related revenues was 41.5% (margin of 58.5%) for the three months ended March 31, 2002, as compared to 37.9% (margin of 62.1%) for the three months ended March 31, 2001. The increase in the cost of software and professional services as a percentage of the related revenue is due primarily to a decrease in the Broadband Division’s software revenues, due primarily to a large software license transaction that occurred in the first quarter of 2001 with no corresponding amount in the first quarter of 2002.

As a result of the Kenan Business acquisition, the Company expects revenue from software and professional services to increase and become a larger percentage of total revenues. Variability in quarterly revenues and operating results are inherent characteristics of the software and professional services industries. However, the costs associated with these revenues are not subject to the same degree of variability, and thus, fluctuations in the cost of software and professional services as a percentage of related revenues will likely occur between periods.

Gross Margin.    The overall gross margin for the three months ended March 31, 2002, increased 9.2% to $79.0 from $72.3 million for the three months ended March 31, 2001. The overall gross margin percentage decreased to 60.6% for the three months ended March 31, 2002, compared to 63.4% for the three months ended March 31, 2001. The changes in the gross margin and gross margin percentages are due to the factors discussed above.

Research and Development Expense.    Research and development (“R&D”) expense for the three months ended March 31, 2002, increased 47.2% to $17.1 million, from $11.6 million for the three months ended March 31, 2001. As a percentage of total revenues, R&D expense increased to 13.1% for the three months ended March 31, 2002, from 10.2 % for the three months ended March 31, 2001. The Company did not capitalize any software development costs during the three months ended March 31, 2002 and 2001.

The increase in the R&D expenditures between periods is due primarily to inclusion of one month of R&D for the various Kenan Business products since the closing of the acquisition on February 28, 2002, and to a lesser degree, increased R&D efforts on several other new products and enhancements to current products. The Company’s development and enhancement efforts for the first quarter of 2002 were focused primarily on:

•
Various IPRD projects for the Kenan Business discussed in detail in the “Kenan Business Acquisition” section above, as well as updates and enhancements to the existing versions of the Kenan Business product family, and the efforts necessary to integrate the Kenan Business product family with the Company’s other products and services;

•	Continued development of CSG NextGen;

•
Significant enhancements to CSG CCS/BP and related software products which will significantly increase the functionalities and features of the products, with such enhancements targeted at: (i) increasing the efficiencies and productivity of the Company’s clients’ operations; (ii) addressing the systems needed to support the convergence of the communications markets; (iii) supporting a web-enabled, customer self-care and electronic bill presentment/payment application; and (iv) allowing clients to effectively rollout new products and services to new and existing markets, such as residential telephony, High-Speed Data/ISP and IP markets (including CSG.net, the Company’s ASP offering to the ISP market); and

•
Evaluation of the necessary changes to the Company’s currently licensed customer care and billing assets to be able to provide outsourced (i.e., service bureau) customer care and billing services with such products on an international basis.

The Company expects its development efforts to focus on similar tasks through the remainder of 2002 and expects that its investment in R&D over time will approximate the Company’s historical investment rate of 10%-13% of total revenues.

Selling, General and Administrative Expense.    Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2002, increased 56.5% to $21.2 million, from $13.5 million for the three months ended March 31, 2001. As a percentage of total revenues, SG&A expense increased to 16.3% for the three months ended March 31, 2002, from 11.9% for the three months ended March 31, 2001. The increase in SG&A expense relates almost entirely to inclusion of one month of SG&A expenses for the Kenan Business since the closing of the acquisition on February 28, 2002. As part of the Kenan Business acquisition, the Company has significantly increased its facilities and infrastructure support costs. The Company is critically evaluating such costs to determine ways in which to reduce them in the near future.

Depreciation Expense.    Depreciation expense for the three months ended March 31, 2002, increased 25.0% to $4.2 million, from $3.4 million for the three months ended March 31, 2001. The increase in expense relates to capital expenditures made during the last nine months of 2001 and the first three months of 2002 in support of the overall growth of the Company, and to a lesser degree, depreciation related to the acquired fixed assets from the Kenan Business acquisition. The capital expenditures during the aforementioned period consisted principally of: (i) computer hardware and related equipment; (ii) statement processing equipment; and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Kenan Business Acquisition-Related Charges.    See the “Kenan Business Acquisition” section above for a detailed discussion of these charges.

Operating Income.    Operating income for the three months ended March 31, 2002, was $12.7 million or 9.8% of total revenues, compared to $43.8 million or 38.4% of total revenues for the three months ended March 31, 2001. The decrease between years relates to the factors discussed above. Operating income on an adjusted basis (excluding the Kenan Business acquisition-related charges) was $36.5 million, or 28% of total revenues.

Interest Expense.    Interest expense for the three months ended March 31, 2002, increased 76.6% to $1.9 million, from $1.1 million for the three months ended March 31, 2001, with the increase due primarily to the $300 million borrowed to finance the Kenan Business acquisition, as discussed in Note 6 to the Financial Statements. The balance of the Company’s long-term debt as of March 31, 2002, was $270.0 million, compared to $52.5 million as of March 31, 2001, an increase of $217.5 million. The Company expects interest expense to be approximately $14.0 million for 2002.

Interest and Investment Income.    Interest and investment income for the three months ended March 31, 2002, decreased 11.1% to $0.8 million, from $0.9 million for the three months ended March 31, 2001. The decrease is due primarily to the Company converting all of its short-term investments into cash during February 2002 to provide liquidity of funds for use in completing the Kenan Business acquisition and related working capital needs.

Income Tax Provision.    For the three months ended March 31, 2002, the Company recorded an income tax provision of $9.3 million, or an effective income tax rate of approximately 79%. The Company’s effective income tax rate for 2001 was approximately 38%. The increase in the effective income tax is due primarily to non-deductible costs related to the Kenan Business acquisition. Certain intangible assets from the Kenan Business acquisition were acquired outside the United States and are not deductible for income tax purposes. The Company is currently estimating the effective income tax rate for 2002 to be approximately 41%. The estimate is based on various assumptions related to the Company’s international expansion as a result of the Kenan Business acquisition. The Company is in the process of implementing it long-term tax strategy. The effective income tax rate may be adversely impacted during this period based on the location in which future foreign profits and losses are generated. As of March 31, 2002, the Company has established valuation reserves for certain deferred tax assets, primarily related to certain foreign tax credits and tax net operating losses in foreign jurisdictions, due to the uncertainty in realizing such benefits. For all other deferred tax assets, management continues to believe that sufficient taxable income will be generated to realize the benefit of these deferred tax assets. The Company’s assumptions of future profitable operations are supported by its strong operating performances over the last several years.

Result of Operations—Operating Segments

In connection with the Kenan Business acquisition, the Company has reorganized its business into two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”). See Note 7 to the Financial Statements for a further discussion of the operations of each operating segment and the related product and service offerings.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2001 10-K. Management evaluates the performance of the operating segments based on total revenues and contribution margin. Contribution margin is defined as segment operating revenues less segment operating expenses. There were no material inter-segment revenues for the periods presented below. Certain operating expenses managed at the corporate level (primarily facilities and other infrastructure support costs and management bonuses), which can be attributed to the operating segments, are allocated as an indirect expense charge to the operating segments. Any costs managed at the corporate level, which are not attributable to the operating segments, are reflected as corporate overhead costs. The Kenan Business acquisition-related charges are excluded from segment operating expenses. The Company does not allocate activities below the operating level to its reported operating segments. Management’s review of segment operating expenses focuses primarily on functional expenses (e.g., wages, employee benefits, data processing costs, etc.).

The Company’s operating segment information and corporate overhead costs are presented below (in thousands). Information for the prior period has been restated to conform to the current period’s presentation.

	Three Months Ended March 31, 2002
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$90,812	$122	$—	$90,934
Software and services revenues	12,937	26,504	—	39,441

Total revenues	103,749	26,626	—	130,375
Segment operating expenses(1)	50,019	33,942	9,923	93,884

Contribution margin (loss)(1)	$53,730	$(7,316)	$(9,923)	$36,491

Contribution margin (loss) percentage	51.8%	(27.4%)	NA	28.0%

(1)	Segment operating expenses and segment contribution margin exclude the Kenan Business acquisition-related charges of $23.8 million.

	Three Months Ended March 31, 2001
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$79,098	$—	$—	$79,098
Software and services revenues	35,001	—	—	35,001

Total revenues	114,099	—	—	114,099
Segment operating expenses	51,789	9,910	8,596	70,295

Contribution margin (loss)	$62,310	$(9,910)	$(8,596)	$43,804

Contribution margin (loss) percentage	54.6%	NA	NA	38.4%

Reconciling information between reportable segments contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Segment contribution margin	$36,491	$43,804
Kenan Business acquisition-related charges	(23,792)	—

Operating income	12,699	43,804
Interest expense	(1,911)	(1,082)
Interest income and other	929	928

Income before income taxes	$11,717	$43,650

Broadband Division

Total Revenues.    Total Broadband Division revenues for the three months ended March 31, 2002 decreased 9.0% to $103.7 million, from $114.1 million for the three months ended March 31, 2001.

Processing revenues for the three months ended March 31, 2002 increased by 14.8% to $90.8 million, from $79.1 million for the three months ended March 31, 2001. Of the total increase in processing revenues, approximately 90% resulted from an increase in the number of customers of the Company’s clients which were serviced by the Company and approximately 10% was due to increased revenue per customer. Customers served were as follows (in thousands):

	As of March 31,
	2002	2001	Increase
Video	39,966	34,076	5,890
Internet	3,986	2,302	1,684
Telephony	133	630	(497)

Total	44,085	37,008	7,077

The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company’s systems, and internal customer growth experienced by existing clients. From April 1, 2001 through March 31, 2002, the Company converted and processed approximately 6.1 million new customers on its systems, including approximately 0.3 million for the first quarter of 2002. As of March 31, 2002, the Company had converted its entire existing customers backlog.

Total annualized processing revenue per video and Internet account was as follows:

	For the three months ended March 31,
	2002	2001	Increase (Decrease)
Video account	$8.64	$8.43	2.5%
Internet account	$4.07	$4.94	(17.6%)

The change in processing revenues per video account relates primarily to: (i) changes in the usage of ancillary services by clients; (ii) the introduction of new products and services and the clients use of these products and services; and (iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.). The decrease in processing revenues per Internet account is due primarily to the ability of Internet clients to spread their processing costs, some of which are fixed, across a larger customer base.

Software and services revenue for the three months ended March 31, 2002 decreased by 63.0% to $12.9 million, from $35.0 million for the three months ended March 31, 2001. The decrease in revenue was due primarily to a large software license transaction that occurred in the first quarter of 2001 with no corresponding amount in the first quarter of 2002.

Segment Operating Expenses and Contribution Margin.    Broadband Division operating expenses for the three months ended March 31, 2002 decreased by 3.4% to $50.0 million, from $51.8 million for the three months ended March 31, 2001. This overall decrease in segment operating expenses between periods is consistent with the Company’s continued focus on strong cost controls within this segment.

Broadband Division contribution margin and contribution margin percentage decreased between periods primarily as a result of the large software license transaction that occurred in the first quarter of 2001, with no comparable amount for the first quarter of 2002.

Global Software Services Division

Total Revenues.    Total GSS Division revenues for the three months ended March 31, 2002 were $26.6 million, as compared to zero for the three months ended March 31, 2001. As discussed above, the GSS Division was formed as a result of the Kenan Business acquisition as of February 28, 2002. The prior period has been restated to conform to the current period’s presentation. There were no revenues generated for this division in the first quarter of 2001. The focus for this division at that time consisted primarily of product development efforts on the Company’s CSG NextGen software product. The revenues for this segment in the first quarter of 2002 consisted primarily of software license and maintenance revenues for the one month of operations of the Kenan Business, and to a much lesser degree, the professional services revenues for plaNet Consulting, which had no comparable amounts for the previous quarter as this business was acquired in September 2001.

Segment Operating Expenses and Negative Contribution Margin.    GSS Division operating expenses for the three months ended March 31, 2002 were $33.9 million, as compared to $9.9 million for the three months ended March 31, 2001. The increase in expenses between periods relates primarily to one month of operating expenses for the Kenan Business since the closing of the acquisition, and to a much lesser degree, the operating expenses for plaNet Consulting, which had no comparable amounts for the previous quarter as this business was acquired in September 2001.

Shortly after completing the Kenan Business acquisition, the Company reduced the Kenan Business headcount to approximately 1,100, down from approximately 1,450 when the acquisition was announced in December 2001. The Company will continually evaluate the headcount levels for the overall GSS Division as part of the integration plan for the Kenan Business. As stated above, the Company has significantly increased its facilities and infrastructure support costs as a result of the Kenan Business acquisition. The Company is critically evaluating such costs to determine ways in which to reduce them in the near future. The company is targeting the GSS Division to generate a positive contribution margin in the second half of 2002.

Corporate

Corporate Operating Expenses.    Although Corporate is not an operating segment, the Company’s management reviews and evaluates corporate overhead operating expenses on a monthly basis in conjunction with the performance of the operating segments. Corporate overhead expenses consist principally of the costs associated with maintaining the Company’s corporate headquarters, including corporate marketing programs, as well as the various support functions managed at the corporate level (e.g., legal, accounting, etc.). Corporate overhead expenses for the three months ended March 31, 2002, increased 15.4% to 9.9 million, from $8.6 million for the three months ended March 31, 2001. The increase in operating expenses relates primarily to the additional marketing and administrative costs to support the Company’s overall growth.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2002, the Company’s principal sources of liquidity included cash and cash equivalents of $68.2 million. The Company also has a revolving credit facility in the amount of $100.0 million, of which there were no borrowings outstanding as of March 31, 2002. As of March 31, 2002, all of the $100.0 million revolving credit facility was available to the Company. The revolving credit facility expires in February 2007.

As of March 31, 2002 and December 31, 2001, respectively, the Company had $104.0 million and $92.4 million in net billed trade accounts receivable. The increase between periods relates primarily to: (i) continued revenue growth; and (ii) the timing of billings and collections from various clients.

The Company’s trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period. The Company’s DBO calculations for the quarters ended March 31, 2002 and 2001 were 52 days and 56 days, respectively. The Kenan Business acquisition is expected to change the principal concentration of credit risk related to accounts receivable, as the Company moves from having its primary counterparties being large, established companies located in the United States, to being a wide range of clients located primarily in North America, Central and South America, Europe/MiddleEast/Africa and Asia-Pacific. Such changes in the client base will likely have an adverse impact on the Company’s DBO.

As part of the Kenan Business acquisition, the Company acquired billed and unbilled accounts receivable from Lucent. As of March 31, 2002, these accounts receivables were valued at a net $64.9 million on a preliminary basis. The preliminary value of the acquired accounts receivable is subject to change based upon receipt of an assessment of the fair value of these accounts receivable, and once the closing audit for the Kenan Business is completed. This information is expected by the end of the second quarter of 2002. Since these acquired accounts receivable relate to Lucent’s operations of the Kenan Business prior to the Company’s ownership, these amounts will be tracked and reported on separately from the Company’s trade accounts receivable. Purchased Kenan Business accounts receivable are not included in the Company’s determination of DBOs, as these accounts receivable have certain aging and collection characteristics that management believes would not accurately reflect the Company’s actual collection performance on its billed trade accounts receivable, as measured by its DBO calculation.

As of March 31, 2002 and December 31, 2001, respectively, the Company had $23.4 million and $14.3 million of unbilled trade receivables. The increase in the unbilled trade receivables between periods relates primarily to the net change in billings on several software license transactions executed during the current quarter and previous recent quarters. Substantially all of the license fees related to the March 31, 2002 unbilled trade receivables balance are scheduled to be billed during the second and third quarters of 2002, with scheduled payment dates over the next three quarters, with substantially all amounts due no later than the end of 2002. The majority of the remaining unbilled trade receivables balance relates to recurring unbilled amounts for postage and professional service fees due to monthly billing cutoffs.

The economic state of the global telecommunications industry continues to be depressed, with many of the companies operating within this industry publicly reporting decreased revenues and earnings. Public reports indicate any expected turnaround in the economic state of the global telecommunications industry could be slow, and take up to several years to recover. Many telecommunications companies have announced cost and capital expenditure reduction programs to cope with the depressed economic state of the industry. Most of the Company’s current and future clients operate within this industry sector. As a result, the economic state of this industry directly impacts the Company’s business, potentially limiting the amount of products and services current or future clients may purchase from the Company, as well as increasing the likelihood of uncollectible amounts from current and future accounts receivable. For these reasons, the continued depressed economic state of the global telecommunications industry may adversely impact the Company’s future results of operations and limit the Company’s ability to grow its revenues.

As of March 31, 2002 and December 31, 2001, respectively, the Company had $71.7 million and $10.1 million of deferred revenues, with the increase primarily due to Kenan Business acquisition. Deferred revenues from the Kenan Business represent the contractual obligations assumed by the Company as of the acquisition date to complete various professional service contracts and software maintenance contracts. As the Company fulfills these obligations, it will recognize the appropriate amount of deferred revenue.

The Company’s net cash flows from operating activities for the three months ended March 31, 2002 and 2001 were $26.2 million and $79.9 million, respectively. Approximately $37.3 million of the decrease between periods relates to the Company’s agreement to extend the payment terms on a large software transaction across its 2000 yearend, thus distorting the cash flows from operations for the first quarter of 2001. Factoring out the impact of scheduling this payment across yearend, cash flows from operations for the first quarter of 2001 would have been $42.6 million.

The Company’s net cash flows used in investing activities totaled $218.0 million for the three months ended March 31, 2002, compared to $17.7 million for the three months ended March 31, 2001, an increase of $200.3 million. The increase between periods relates primarily to the acquisition of the Kenan Business for $266.7 million during the first quarter of 2002.

The Company’s net cash flows provided by financing activities was $229.8 million for the three months ended March 31, 2002, compared to a use of $64.7 million for the three months ended March 31, 2001, an increase of $294.5 million. The increase between periods can be attributed to: (i) the Company borrowing $300.0 million to finance the Kenan Business acquisition and retire its previous bank debt; and (ii) a decrease in stock repurchases of $83.6 million. This net increase is offset by an increase in debt payments of $55.7 million.

The Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three months ended March 31, 2002 was $41.1 million, or 31.6% of total revenues, compared to $48.3 million, or 42.3% of total revenues for the three months ended March 31, 2001. EBITDA is calculated by beginning with net income, adding back: (i) the income tax provision; (ii) interest expense; (iii) depreciation and amortization expense; (iv) acquisition-related charges (to include the Kenan Business acquisition-related charges); (v) any extraordinary, unusual or non-recurring expenses or losses; and (vi) any other non-cash charges, and subtracting: (i) interest income; (ii) any extra-ordinary, unusual or non-recurring income or gains; (iii) any other non-cash income; and (iv) any cash payments made in subsequent periods related to any extraordinary, unusual or non-recurring expenses or losses. The EBITDA calculation for other companies may differ from this calculation. EBITDA is presented here as a measure of the Company’s debt service ability and is not intended to represent cash flows for the periods in accordance with generally accepted accounting principles. EBITDA includes certain non-cash revenue and expense items as a result of the purchase accounting for the Kenan Business acquisition.

The balance of the Company’s long-term debt as of March 31, 2002 is $270.0 million. As a result of a voluntary principal prepayment in March 2002 of $30 million, the next principal payment is $1.1 million and is scheduled for March 31, 2003. The total scheduled principal payments for 2003 are $16.4 million. The interest rates for the Senior Facility are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The applicable margins for the Tranche B Loan are 1.50% for base rate loans and 2.75% for LIBOR loans. As of March 31, 2002, the applicable margins for the Revolver and the Tranche A Loan were 1.25% for base rate loans and 2.50% for LIBOR loans. After September 30, 2002, the applicable margins for the Revolver and the Tranche A Loan will be dependent upon the Company’s leverage ratio and will range from 0.75% to 1.50% for base rate loans and 2.00% to 2.75% for LIBOR loans. At March 31, 2002, the interest rates for the Tranche A Loan and the Tranche B Loan were based upon a LIBOR rate of 2.38%. As of March 31, 2002, the Company had not drawn down on the Revolver. The Company pays a commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver, which rate after September 30, 2002 is subject to reduction to 0.375% once the Company achieves a certain leverage ratio.

In August 1999, the Company’s Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of 10.0 million shares. During the three months ended March 31, 2002, the Company repurchased 50,582 shares under the program for approximately $1.6 million ($32.30 per share). As of March 31, 2002, the Company has purchased a total of 4.82 million shares for approximately $182.5 million (a weighted-average price of $37.88 per share) since the program was announced in 1999. At March 31, 2002, the total remaining number of shares available for repurchase under the program totaled 5.2 million shares. The repurchased shares are held as treasury shares. One of the debt covenants under the Senior Facility places certain restrictions on the amount of Common Stock the Company can repurchase under its stock repurchase program.

The Company continues to make significant investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases under its stock repurchase program. In addition, as part of its growth strategy, the Company is expanding its international business and is continually evaluating potential business and asset acquisitions. The Company had no significant capital commitments as of March 31, 2002. The Company believes that cash generated from operating activities, together with its current cash and cash equivalents, and the amount available under its revolving credit facility, will be sufficient to meet its anticipated cash requirements for both its short- and long-term purposes. The Company also believes it has additional borrowing capacity and could obtain additional cash resources by amending its current credit facility and/or establishing a new credit facility.

AT&T Business Relationship

Dependence on AT&T

AT&T completed its merger with Tele-Communications, Inc. (“TCI”) in 1999 and completed its merger with MediaOne Group, Inc. (“MediaOne”) in 2000. During the three months ended March 31, 2002 and 2001, revenues from AT&T Broadband and affiliated companies (AT&T) represented approximately 31.0% and 61.9% of total revenues, respectively. The decrease in the percentage between periods relates primarily to the timing and the amount of software and services purchased by AT&T. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client. One such risk is that, should AT&T’s business generally decline, it would have a material impact on the Company’s results of operations.

AT&T Dispute

On March 13, 2002, AT&T Broadband notified the Company that AT&T was “considering” the initiation of arbitration against the Company relating to the AT&T Contract. AT&T stated that any action to terminate the AT&T Contract would be based upon the following claims. First, AT&T claims that the Company failed to provide bundled or aggregated billing services, including the Company’s breach of its obligation to provide telephony billing when required to do so under the AT&T Contract. Second, the letter states that the Company has not cooperated with AT&T in utilizing another vendor to provide aggregated billing services, as well as the Company’s improper assertion of its exclusivity rights. Third, the letter claims that the Company has breached the Most Favored Nations clause of the AT&T Contract. AT&T further stated that should a negotiated resolution not be achieved, AT&T could elect to seek a declaration that it is entitled to terminate the AT&T Contract on the fifth anniversary of the contract which is August 10, 2002.

On March 18, 2002, AT&T filed for injunctive relief in the Arapahoe County District Court in Colorado to obtain certain data files from the Company. On April 15, 2002, the Court dismissed AT&T’s claim, ruling that if AT&T sought to pursue the matter, it must do so in arbitration pursuant to the dispute resolution clause of the Contract.

On May 10, 2002, AT&T filed a demand with the American Arbitration Association (“AAA”) to arbitrate its claims against the Company. In its demand for arbitration, AT&T cited matters consistent with those of the March 13, 2002 claims against the Company, and the March 18, 2002 injunctive relief, as discussed immediately above. They are as follows. First, AT&T claims that the Company has “interfered”with AT&T’s “right” to provide aggregated billing services to its customers. In particular, AT&T contends that the Company has not cooperated with AT&T in utilizing another vendor to provide aggregated billing services and that the Company has improperly asserted its exclusivity rights under the AT&T Contract. Second, AT&T claims that the Company has breached the Most Favored Nations clause of the AT&T Contract. And finally, AT&T claims that the Company has violated its obligation to provide AT&T with its customer data in a deconversion format.

In the arbitration, AT&T seeks a “declaration” that it is entitled to terminate the AT&T Contract on its fifth anniversary (August 10, 2002) or at any time on 90 days written notice to the Company. If AT&T elects to terminate the contract, it seeks full cooperation from the Company for whatever period of time it takes to convert AT&T’s approximately 15.5 million customers to another vendor’s customer care and billing system. In addition, AT&T is seeking unspecified damages from the Company. AT&T is seeking an expedited hearing as well as immediate access to its customer data in a deconversion format.

The Company emphatically denies the allegations in the arbitration demand, and denies that it is in breach of the AT&T Contract. However, if the AAA arbitration panel determines that the Company either has: (i) materially or repeatedly defaulted in the performance of its obligations without satisfying the cure provisions of the AT&T Contract; or (ii) failed to substantially comply with its material obligations under the AT&T Contract taken as a while, then AT&T may be able to terminate the AT&T Contract prior to its natural expiration on December 31, 2012. Should AT&T be successful in its claims, or in terminating the AT&T Contract in whole or in part, it would have a material adverse effect on the financial condition of the Company and its overall future operations.

While the substance of any negotiations between the Company and AT&T, as well as any arbitration proceedings, are not being made public at this time, readers are strongly encouraged to review frequently the Company’s filings with the SEC as well as a all public announcements from the Company relating to the dispute between the companies. This is of particular importance as the resolution of the dispute is highly in flux as of the date of this filing.

Contract Rights and Obligations (as amended)

The AT&T Contract expires in 2012. The AT&T Contract has minimum financial commitments (based upon processing 13 million wireline video customers) over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T’s offerings of wireline video, all Internet/high-speed data services, and print and mail services. During the fourth quarter of 2000, the Company relinquished its exclusive rights to process AT&T’s wireline telephony customers, and those AT&T customers were fully converted to another service provider by the end of 2001. The Company does not expect the loss of these customers to have a material impact on the Company’s result of operations.

Effective April 2001, the Company amended its agreement with AT&T giving the Company certain additional contractual rights to continue processing, for a minimum of one year, customers that AT&T may divest. These new rights are co-terminus with and are in addition to the existing minimum processing commitments the Company has with AT&T through 2012. Any such divestitures to a third party would not: (i) relieve AT&T of its minimum processing commitments; (ii) impact the Company’s exclusivity rights under the AT&T Contract; or (iii) impact the term of the AT&T Contract.

On December 19, 2001, AT&T and Comcast Corporation (“Comcast”) announced that their board of directors approved a definitive agreement to combine AT&T Broadband with Comcast. Under the reported terms of the definitive agreement, AT&T will spin off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation. It is premature at this time to speculate what impact this transaction will have on the Company’s operations, if any. The Company believes the AT&T Contract would remain in effect in the event there is a change in control of AT&T Broadband.

The AT&T Contract contains certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company’s products and services include innovations in features and functions that have become standard in the wireline video industry. If the audit determines the Company is not providing such an innovation and it fails to do so in the manner and time period dictated by the contract, then AT&T would be released from its exclusivity obligation to the extent necessary to obtain the innovation from a third party. As a result of two separate technical audits, the Company believes that it is in compliance with the AT&T Contract’s technical audit requirements.

The Company expects to perform successfully under the AT&T Contract, and is hopeful that it can continue to sell products and services to AT&T that are in excess of the minimum financial commitments and exclusive rights included in the contract. Should the Company fail to meet its obligations under the AT&T Contract, and should AT&T be successful in any action to either terminate the AT&T Contract in whole or in part, or collect damages caused by an alleged breach, it would have a material adverse impact on the Company’s results of operations.

A copy of the AT&T Contract and all subsequent amendments are included in the Company’s exhibits to its periodic public filings with the SEC. These documents are available on the Internet and the Company encourages readers to review those documents for further details.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.    As of March 31, 2002, the Company had long-term debt of $270.0 million, consisting of a Tranche A Term Loan with an outstanding balance of $107.3 million, a Tranche B Term Loan with an outstanding balance of $162.7 million, and a $100 million revolving credit facility (the “Revolver”) with an outstanding balance of zero. The interest rates for the Revolver and the two tranches of term loans are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin, with the applicable margin dependent upon the Company’s leverage ratio. As of March 31, 2002, the applicable margins for the Revolver and the Tranche A Loan were 1.25% for base rate loans and 2.50% for LIBOR loans, and the applicable margins for the Tranche B Loan were 1.50% for base rate loans and 2.75% for LIBOR loans. The carrying amount of the Company’s long-term debt approximates fair value due to its variable interest rate features. See Note 6 to the Financial Statements for additional description of the long-term debt and scheduled principal payments.

As of March 31, 2002, the Company had locked into a LIBOR rate of 2.38%, making a combined interest rate for the Tranche A Term Loan of 4.88% and for the Tranche B Term Loan of 5.13%. This LIBOR rate is effective through September 30, 2002. The Company is currently evaluating whether it should enter into derivative financial instruments for the purposes of managing its interest rate risk after September 30, 2002.

Foreign Exchange Rate Risk.    The Company has not historically utilized derivative financial instruments for purposes of managing its foreign currency exchange rate risk. Until February 28, 2002, when the Company acquired the Kenan Business, the Company’s foreign currency transactions related almost entirely to the operations conducted through its United Kingdom (“UK”) subsidiary, CSG International Limited (“CSGI”). CSGI’s transactions were executed primarily within the UK and generally were denominated in British pounds and U.S. dollars. Exposure to variability in currency exchange rates was mitigated by the fact that purchases and sales are typically in the same currency with similar maturity dates and amounts and certain transactions were denominated in U.S. dollars. Beginning March 1, 2002, the Company has become more exposed to the impact of the changes in foreign currency exchange rates. With the acquisition of the Kenan Business, the Company has diversified its customer base by adding over 230 customers in more than 40 countries, and is in the process of expanding its international infrastructure into Europe, Asia Pacific and Latin America. As a general rule, the Company’s revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar will result in the Company’s products and services being more expensive to a potential foreign buyer, and in those instances where the Company’s goods and services have already been sold, will result in the receivables being more difficult to collect. The Company does at times enter into revenue contracts that are denominated in the currency of the country in which it has substantive operations, principally the United Kingdom, Australia, Canada and Singapore. This practice serves as a natural hedge to finance the expenses incurred in those locations. The Company is currently evaluating whether it should enter into derivative financial instruments for the purposes of managing its foreign currency exchange rate risk.

Market Risk Related to Short-term Investments.    There have been no material changes to the Company’s market risks related to short-term investments during the three months ended March 31, 2002.

See the Company’s 2001 10-K for additional discussion regarding the Company’s market risks.

CSG SYSTEMS INTERNATIONAL, INC.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

On March 13, 2002, AT&T Broadband notified the Company that AT&T is “considering” the initiation of arbitration against the Company relating to the AT&T Contract. The letter states that AT&T’s decision whether to seek arbitration is subject to the parties exhausting the negotiation process specified in the AT&T Contract. That dispute resolution portion of the agreement calls for senior officers from each company to meet promptly and for a period of not less than 30 days in an effort to resolve the dispute.

On March 18, 2002, AT&T filed for injunctive relief in the Arapahoe County District Court in Colorado to obtain certain data files from the Company. On April 15, 2002, the Court dismissed AT&T’s claim, ruling that if AT&T sought to pursue the matter, it must do so in arbitration pursuant to the dispute resolution clause of the Contract.

On May 10, 2002, AT&T filed a demand with the American Arbitration Association (“AAA”) to arbitrate its claims against the Company. In its demand for arbitration, AT&T cited matters consistent with those of the March 13, 2002 claims against the Company, and the March 18, 2002 injunctive relief, as discussed immediately above. They are as follows. First, AT&T claims that the Company has “interfered” with AT&T’s “right” to provide aggregated billing services to its customers. In particular, AT&T contends that the Company has not cooperated with AT&T in utilizing another vendor to provide aggregated billing services and that the Company has improperly asserted its exclusivity rights under the AT&T Contract. Second, AT&T claims that the Company has breached the Most Favored Nations clause of the AT&T Contract. And finally, AT&T claims that the Company has violated its obligation to provide AT&T with its customer data in a deconversion format.

In the arbitration, AT&T seeks a “declaration” that it is entitled to terminate the AT&T Contract on its fifth anniversary (August 10, 2002) or at any time on 90 days written notice to the Company. If AT&T elects to terminate the contract, it seeks full cooperation from the Company for whatever period of time it takes to convert AT&T’s approximately 15.5 million customers to another vendor’s customer care and billing system. In addition, AT&T is seeking unspecified damages from the Company. AT&T is seeking an expedited hearing as well as immediate access to its customer data in a deconversion format.

The Company emphatically denies the allegations in the arbitration demand, and denies that it is in breach of the AT&T Contract. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussions of this matter.

From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, after consultation with legal counsel, the Company is not presently a party to any other material pending or threatened legal proceedings.

Item 2-5.

None.

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibits

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors

(b) Reports on Form 8-K

•
Form 8-K dated March 14, 2002, under Item 5, Other Events, was filed with the Securities and Exchange Commission which included a press release dated March 14, 2002. The press release announced that the Company had been notified by AT&T that it was “considering” the initiation of arbitration proceedings against the Company relating to a Master Subscriber Management System Agreement the companies entered into in 1997.

•
Form 8-K dated March 14, 2002, under Item 2, Acquisition or Disposition of Assets, was filed with the Securities and Exchange Commission reporting the acquisition of the billing and customer care assets of Lucent Technologies (the Kenan Business).

•
Form 8-K dated March 29, 2002, under Item 5, Other Events, was filed with the Securities and Exchange Commission which included a press release dated March 29, 2002. The press release announced that a complaint had been filed by AT&T in Arapahoe County District Court in Colorado alleging that the Company was in breach of the Master Subscriber Management Agreement the companies entered into in 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002

CSG SYSTEMS INTERNATIONAL, INC.

By:	/s/ NEAL C. HANSEN
Neal C. Hansen Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PETER E. KALAN
Peter E. Kalan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ RANDY R. WIESE
Randy R. Wiese Vice President and Controller (Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors