Form 10-Q
period 2002-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2002-08-14
CIK 1005757

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES __X__       NO ______

Shares of common stock outstanding at August 12, 2002: 51,503,223.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2002

CSG SYSTEMS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2002	2001

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$92,059	$30,165
Short-term investments	1,991	53,434

Total cash, cash equivalents and short-term investments	94,050	83,599
Trade accounts receivable-
Billed, net of allowance of $13,227 and $6,310	128,121	92,418
Unbilled and other	31,368	14,257
Purchased Kenan Business accounts receivable	28,452	-
Deferred income taxes	7,685	5,549
Other current assets	8,963	8,676

Total current assets	298,639	204,499
Property and equipment, net of depreciation of $64,646 and $56,465	49,479	42,912
Software	44,354	3,387
Goodwill, net	215,001	13,461
Client contracts and related intangibles	70,021	67,012
Deferred income taxes	41,449	40,394
Other assets	10,044	2,381

Total assets	$728,987	$374,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,173	$31,500
Client deposits	15,405	14,565
Trade accounts payable	25,451	11,408
Accrued employee compensation	27,991	19,326
Deferred revenue	57,650	9,850
Accrued income taxes	32,173	17,215
Other current liabilities	17,727	19,846

Total current liabilities	182,570	123,710

Non-current liabilities:
Long-term debt, net of current maturities	263,827	-
Deferred revenue	1,975	288
Other non-current liabilities	6,227	-

Total non-current liabilities	272,029	288

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 52,712,381 shares and 52,663,852 shares outstanding	576	575
Additional paid-in capital	254,305	252,221
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(5)	134
Cumulative translation adjustments	1,524	(792)
Treasury stock, at cost, 4,901,568 shares and 4,850,986 shares	(182,591)	(180,958)
Accumulated earnings	200,579	178,868

Total stockholders’ equity	274,388	250,048

Total liabilities and stockholders’ equity	$728,987	$374,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues:	(unaudited)		(unaudited)
Processing and related services	$91,583	$83,469	$182,517	$162,567
Software	21,878	18,212	44,378	48,890
Maintenance	23,746	3,870	35,965	7,728
Professional services	32,531	14,535	37,253	15,000

Total revenues	169,738	120,086	300,113	234,185

Cost of Revenues:
Cost of processing and related services	35,040	29,862	70,100	58,377
Cost of software and maintenance	16,428	8,533	21,735	18,022
Cost of professional services	17,310	5,560	28,360	9,350

Total cost of revenues	68,778	43,955	120,195	85,749

Gross margin (exclusive of depreciation)	100,960	76,131	179,918	148,436

Operating expenses:
Research and development	21,847	13,566	38,933	25,177
Selling, general and administrative	33,019	13,111	54,212	26,651
Depreciation	4,715	3,518	8,903	6,868
Kenan Business acquisition-related expenses	3,562	-	27,354	-

Total operating expenses	63,143	30,195	129,402	58,696

Operating income	37,817	45,936	50,516	89,740

Other income (expense):
Interest expense	(4,371)	(813)	(6,282)	(1,895)
Interest and investment income, net	561	887	1,403	1,834
Other	(1,197)	(4)	(1,110)	(23)

Total other	(5,007)	70	(5,989)	(84)

Income before income taxes	32,810	46,006	44,527	89,656
Income tax provision	(13,562)	(17,479)	(22,816)	(34,063)

Net income	$19,248	$28,527	$21,711	$55,593

Basic net income per common share:
Net income available to common stockholders	$0.37	$0.54	$0.41	$1.06

Weighted average common shares	52,693	52,867	52,686	52,668

Diluted net income per common share:
Net income available to common stockholders	$0.36	$0.52	$0.41	$1.01

Weighted average common shares	53,084	54,915	53,267	55,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Cash flows from operating activities:	(unaudited)
Net income	$21,711	$55,593
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	8,903	6,868
Amortization	9,384	3,931
Charge for in-process purchased research and development	19,300	-
(Gain) loss on short-term investments	(49)	655
Deferred income taxes	(3,189)	2,916
Impairment of intangible assets	1,906	-
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(19,843)	9,695
Other current and noncurrent assets	(500)	(470)
Accounts payable, accrued liabilities, and deferred revenue	8,498	4,313

Net cash provided by operating activities	46,121	83,501

Cash flows from investing activities:
Purchases of property and equipment	(6,191)	(9,370)
Purchases of short-term investments	(1,991)	(33,690)
Proceeds from sale of short-term investments	53,381	20,494
Acquisition of business	(255,964)	-
Investment in client contracts	(3,128)	(1,274)

Net cash used in investing activities	(213,893)	(23,840)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,907	13,039
Proceeds from exercise of stock warrants	-	24,000
Repurchase of common stock	(1,633)	(85,195)
Proceeds from long-term debt	300,000	-
Payments on long-term debt	(61,500)	(12,756)
Proceeds from revolving credit facility	5,000	-
Payments on revolving credit facility	(5,000)	-
Payments of deferred financing costs	(8,365)	-

Net cash provided by (used in) financing activities	230,409	(60,912)

Effect of exchange rate fluctuations on cash	(743)	(64)

Net increase (decrease) in cash and cash equivalents	61,894	(1,315)
Cash and cash equivalents, beginning of period	30,165	32,751

Cash and cash equivalents, end of period	$92,059	$31,436

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$5,035	$1,305
Income taxes	$11,986	$33,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

The accompanying unaudited condensed consolidated financial statements at June 30, 2002 and December 31, 2001, and for the three and six months ended June 30, 2002 and 2001, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC (the “Company’s 2001 10-K”). The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the expected results for the entire year ending December 31, 2002.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. The Company passes through to its clients the cost of postage that is incurred on behalf of those clients. These amounts are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The Company has concluded that net treatment of these revenues is appropriate as the Company: (i) generally has little or no credit risk with regard to postage, as the Company requires postage deposits from its clients based on contractual arrangements prior to the mailing of customer statements; (ii) has no discretion over the supplier of postal delivery services; and (iii) is not the primary obligor in the postal delivery service. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the three months ended June 30, 2002 and 2001 was $38.5 million and $29.0 million, respectively, and for the six months ended June 30, 2002 and 2001 was $77.4 million and $56.9 million, respectively.

Revenue recognition. As a result of the Kenan Business acquisition (see Note 6), certain of the Company’s software arrangements involve significant production, modification or customization of the software being licensed. As a result, revenues related to these software arrangements are recognized over the course of these arrangements under the percentage-of-completion method of accounting in conformity with: (i) Accounting Research Bulletin (“ARB”) No. 45, “Long Term Construction Type Contracts” (“ARB No. 45”); (ii) American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”); and (iii) SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”). Under the percentage-of-completion method of accounting, software license and professional services revenues are recognized as work is performed. The Company typically uses hours performed on the arrangements as the basis to determine the percentage of the work completed. The use of the percentage-of-completion method of revenue recognition requires estimates of percentage of project completion. Changes in estimates may result in revisions to revenue recognized in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Revenue recognized prior to the scheduled billing date is recorded as unbilled accounts receivable. Software arrangements that do not involve significant production, modification or customization of the software being sold are accounted for in accordance with: (i) SOP 97-2; (ii) SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); and (iii) SEC Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB No. 101”).

Revenue from professional services billed on a time and materials basis is recognized as the services are performed and amounts due from customers are deemed collectible and are contractually non-refundable. Revenue from fixed price long-term contracts is recognized on the percentage-of-completion method of accounting (as described above) for individual contracts using hours completed as the basis to determine the percentage of the work completed. In instances when the work performed on fixed price agreements is of relatively short duration, or if the Company is unable to make sufficiently accurate estimates of hours to be incurred at the outset of the arrangement, the Company uses the completed contract method of accounting whereby revenue is recognized when the work is completed.

Reclassification. As a result of the Kenan Business acquisition, the Company’s maintenance and professional services revenues have increased and now exceed certain reporting materiality thresholds. As a result, the Company has included separate captions for maintenance revenue and professional services revenue in the accompanying Condensed Consolidated Statements of Income, as well as separate captions for cost of software and maintenance revenues, and cost of professional services revenue. These items were previously combined with software revenue and the cost of software revenue. The Company does not differentiate between cost of software and cost of maintenance revenues, and therefore, such costs are reported on a combined basis. All prior periods have been reclassified to conform to the June 30, 2002 presentation.

 3.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program. In August 1999, the Company’s Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of 10.0 million shares. During the three months ended March 31, 2002, the Company repurchased 50,582 shares under the program for approximately $1.6 million ($32.30 per share). During the three months ended June 30, 2002, the Company did not repurchase any of its common stock. As of June 30, 2002, the Company has purchased a total of 4.82 million shares for approximately $182.4 million (a weighted-average price of $37.88 per share) since the program was announced in 1999. At June 30, 2002, the total remaining number of shares available for repurchase under the program totaled 5.18 million shares. The repurchased shares are held as treasury shares. See Note 12 for additional discussion of the stock repurchase program.

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

Income Tax Benefit from Exercise of Stock Options. Income tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced accrued income taxes by $0.2 million and $11.8 million for the six months ended June 30, 2002 and 2001, respectively. Such benefits were recorded as an increase to additional paid-in capital and are included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is consistent with the calculation of basic net income per common share while giving effect to dilutive potential common shares outstanding during the period. Basic and diluted earnings per share (“EPS”) are presented on the face of the Company’s Condensed Consolidated Statements of Income. No reconciliation of the EPS numerators is necessary for the three and six months ended June 30, 2002 and 2001 as net income is used as the numerator for each period. The reconciliation of the EPS denominators is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic common shares outstanding	52,693	52,867	52,686	52,668
Dilutive effect of common stock options	391	2,048	581	1,886
Dilutive effect of common stock warrants	-	-	-	471

Diluted common shares outstanding	53,084	54,915	53,267	55,025

Common stock options of approximately 7,288,000 shares and 123,400 shares for the three months ended June 30, 2002 and 2001, and of approximately 5,941,000 shares and 407,400 shares for the six months ended June 30, 2002 and 2001, respectively, have been excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods and the effect of their inclusion would be anti-dilutive.

5.    COMPREHENSIVE INCOME

The Company’s components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$19,248	$28,527	$21,711	$55,593
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	2,198	14	2,316	(145)
Reclassification adjustment for loss included in net income	—	—	(49)	335
Unrealized gain (loss) on short-term investments	(37)	(5)	(90)	22

Comprehensive income	$21,409	$28,536	$23,888	$55,805

6.       ACQUISITION OF BUSINESS

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

The Company’s growth strategy includes a commitment to the marketing of its products and services internationally. The acquisition of the Kenan Business is consistent with this strategy. The Kenan Business is a global provider of convergent billing and customer care software and services that enable communications service providers to bill their customers for existing and next-generation services, including mobile, Internet, wireline telephony, cable television, and satellite. The software supports multiple languages and currencies. The Kenan Business’ primary product offerings include: (i) CSG Kenan/BP (formerly known as Arbor/BP), a core convergent billing platform; (ii) CSG Kenan/OM (formerly known as Arbor/OM Order Management), an order management platform; and (iii) CSG Data Mediation (formerly known as BILLDATS Data Manager), a billing mediation software product. Historically, a significant portion of the Kenan Business revenues have been generated outside the United States.

As a result of the Kenan Business acquisition, the Company has: (i) added proven products to the Company’s product suite; (ii) added international infrastructure in Europe, Asia Pacific and Latin America; (iii) diversified its customer base by adding approximately 200 customers in approximately 40 countries; (iv) diversified its product offerings to encompass all segments of the communications market, including mobile, Internet Protocol, wireline telephony, cable television, and satellite; (v) acquired solid relationships with leading systems integrators worldwide; and (vi) gained the opportunity to leverage the Company’s software solutions into the Kenan Business’ diverse customer base.

Purchase Price. At March 31, 2002, the Company estimated the aggregate purchase price at closing on February 28, 2002, to be approximately $261.6 million in cash, plus estimated transaction costs of approximately $5.1 million. The aggregate purchase price at that time was subject to adjustment based upon the results of a final audit of the Kenan Business’ net assets as of the closing. During the second quarter of 2002, the Company received the final audit of the Kenan Business’ net assets. As a result of this audit, Lucent refunded to the Company approximately $10.7 million, reducing the aggregate purchase price to $250.9 million, plus transaction costs of approximately $5.1 million. The amount refunded to the Company is a direct result of the decrease in Kenan Business’ net assets, as determined by the final audit of those net assets. The audited financial statements of the Kenan Business were included in the Company’s

Form 8-K/A filed on May 14, 2002.

At March 31, 2002, the Company was in the process of obtaining certain information that the Company believed was necessary to finalize the purchase accounting, including valuations of acquired intangible assets and an assessment of the fair value of the purchased Kenan Business accounts receivable. At that time, draft copies of the valuation reports had been received and the assessment of the fair value of the Kenan Business accounts receivable was expected to be received by the end of the second quarter of 2002. Subsequent to March 31, 2002, the valuation reports have been finalized and the assessment of the fair value of the Kenan Business accounts receivable has been completed. Based on the results of the final audit, the finalization of the valuation reports and the receipt of other information necessary to finalize the purchase accounting, the purchase price premium related to the acquisition of the Kenan Business reported at March 31, 2002, of approximately $265.3 million was adjusted to approximately $269.6 million. As of June 30, 2002, the Company has received the necessary information to substantially complete its purchase accounting for the Kenan Business acquisition. However, final determination of the purchase price accounting could take up to one year from the acquisition date.

Allocation of Purchase Price. The Company has followed the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” in accounting for the Kenan Business acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the closing of the acquisition on February 28, 2002 (in thousands).

Current assets	$55,400
Fixed assets	9,000
In-process purchased research and development	19,300
Acquired contracts	6,000
Acquired software	46,600
Goodwill	197,700

Total assets acquired	334,000
Current liabilities	(72,200)
Non-current liabilities	(5,800)

Total liabilities assumed	(78,000)

Net assets acquired	$256,000

Current assets consist primarily of billed and unbilled accounts receivables, which reflect an estimate for uncollectible amounts. Fixed assets consist primarily of computer equipment and leasehold improvements. The fixed assets will be depreciated on a straight-line basis, over periods ranging from one to eight years.

In-process purchased research and development (“IPRD”) represents research and development of software technologies which had not reached technological feasibility and have no alternative future use as of the acquisition date. IPRD was expensed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. The Kenan Business’ IPRD consisted of six projects, the largest projects relate to the newest version of CSG Kenan/BP ($13.7 million), a new prepay billing offering ($3.1 million) and two new versions of CSG Data Mediation ($2.0 million). The Company estimated the fair value of the Kenan Business IPRD projects, on a project-by-project basis, using an income approach. The risk-adjusted discount rates applied to the CSG Kenan/BP, prepay billing and CSG Data Mediation IPRD projects ranged from 25% to 35%. The Company is expecting material net cash flows to commence for all six IPRD projects in 2003.

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

Goodwill represents the excess of the cost of the Kenan Business over the net of the amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill resulting from the Kenan Business acquisition will not be amortized, but instead, will be subject to annual impairment testing. The Company is currently implementing its long-term income tax strategy. Based on the Company’s current plan, a small portion of the total goodwill balance will be deductible for income tax purposes. The Company has assigned 100% of the goodwill to the Global Software Services Division operating segment (which includes the acquired Kenan Business).

Liabilities assumed consist primarily of deferred revenue related to assumed service obligations, employee-related liabilities (e.g., accrued vacation and involuntary severance of Kenan Business employees terminated immediately upon closing of the acquisition), and adjustments to above-market-rate facility leases. The deferred revenue amounts represent the estimated fair value of the obligations the Company assumed at the acquisition date to complete professional services contracts and software maintenance contracts.

The determination of the estimated fair value of assets acquired and liabilities assumed requires the use of significant judgement by the Company’s management and independent valuation experts.

Kenan Business Acquisition-Related Charges. In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related charges. The acquisition-related charges for the three and six months ended June 30, 2002, are presented below (in thousands). The Company is expected to incur additional direct and incremental acquisition-related charges throughout the remainder of 2002 as it completes its integration of the Kenan Business.

	Three Months Ended	Six Months Ended

	June 30, 2002

In-process purchased research and development	$-	$19,300
Impairment of an existing intangible asset	-	1,906
Employee-related costs (primarily existing CSG employee redundancy costs and retention bonuses for key Kenan Business employees)	840	2,346
Integration costs (e.g., foreign entity structuring, process integration, etc.)	2,639	3,396
All other	83	406

Total Kenan Business acquisition-related charges	$3,562	$27,354

The impairment of an existing intangible asset relates to a data mediation software asset which was acquired by the Company in 1998. As part of the Kenan Business acquisition, the Company acquired data mediation software assets with superior technology, resulting in the impairment of the existing software asset.

The results of the Kenan Business’ operations from the date of acquisition (February 28, 2002) through June 30, 2002 have been included in the Company’s Condensed Consolidated Statement of Income. Pro forma information on the Company’s results of operations for the three and six month periods ended June 30, 2002 and 2001, assuming the Kenan Business had been acquired as of January 1, 2001, is presented in the table below (in thousands, except for per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Total revenues	$169,738	$173,990	$327,980	$341,992
Net income	19,248	10,728	32,459	20,524
Diluted net income per common share:
Net income available to common stockholders	$0.36	$0.20	$0.61	$0.37
Weighted average common shares	53,084	54,915	53,267	55,025

The pro forma information for the six months ended June 30, 2002, combines the results of the Company for the six months ended June 30, 2002, and an estimate of the results of the Kenan Business for the two months ended November 30, 2001 (the first two months of Lucent’s first fiscal quarter). An estimate for these two months was necessary as the actual financial information for the Kenan Business was not available to the Company. Combining these two months of historical results for the Kenan Business with the Company’s results for the six months ended June 30, 2002 (which includes four months of operations for the Kenan Business post acquisition), results in the pro forma information reflecting the Kenan Business as part of the Company’s results for the entire six months ended June 30, 2002. The Kenan Business acquisition-related charges discussed above have been excluded from the pro forma results.

The pro forma information for the three and six months ended June 30, 2001, combines the results of the Company for the three and six months ended June 30, 2001, and the estimated results of the Kenan Business for the three and six months ended March 31, 2001 (the first two quarters of Lucent’s 2001 fiscal year). Lucent did not maintain the Kenan Business as a separate business unit, and thus, historical financial information for the Kenan Business for the three and six months ended March 31, 2001 is not available. For purposes of preparing the 2001 pro forma financial information above, the Company estimated the results of operations for the Kenan Business utilizing historical financial information that had been prepared by Lucent on a “carve out” basis for different periods within Lucent’s 2001 fiscal year. Although this does not include the actual financial information for the Kenan Business for these periods, the Company believes this method provides a reasonable estimate for purposes of the above disclosure.

7.       DEBT

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

The interest rates for the Senior Facility are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The applicable margins for the Tranche B Loan are 1.50% for base rate loans and 2.75%

for LIBOR loans. As of June 30, 2002, the applicable margins for the Revolver and the Tranche A Loan were 1.25% for base rate loans and 2.50% for LIBOR loans. After September 30, 2002, the applicable margins for the Revolver and the Tranche A Loan will be dependent upon the Company’s leverage ratio and will range from 0.75% to 1.50% for base rate loans and 2.00% to 2.75% for LIBOR loans. At June 30, 2002, the interest rates for the Tranche A Loan and the Tranche B Loan were based upon a LIBOR rate of 2.38%.

For an eleven-day period in May 2002, the Company had $5.0 million outstanding against the Revolver. The Company pays a commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver, which rate after September 30, 2002 is subject to reduction to 0.375% once the Company achieves a certain leverage ratio. The Company’s ability to borrow under the Revolver is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation. At June 30, 2002, all $100.0 million of the Revolver was available to the Company.

The Senior Facility is collateralized by substantially all of the Company’s domestic tangible and intangible assets and the stock of the Company’s domestic subsidiaries. The Senior Facility requires maintenance of certain financial ratios, including: (i) a leverage ratio; (ii) an interest coverage ratio; and (iii) a fixed charge coverage ratio. The Senior Facility contains other restrictive covenants, including restrictions on: (i) additional indebtedness; (ii) cash dividends and other payments related to the Company’s capital stock; (iii) repurchases of the Company’s capital stock; (iv) capital expenditures and investments; (v) movement of funds between certain subsidiaries of the Company; and (vi) acquisitions and customer services agreement payments (as defined in the Senior Facility). The Senior Facility also requires that the assets and liabilities of CSG Systems, Inc. (a wholly-owned subsidiary of the Company) remain separate from the assets and liabilities of the remainder of the Company’s consolidated operations, including the maintenance of separate deposit and other bank accounts. As of June 30, 2002, the Company believes it is in compliance with these provisions of the Senior Facility.

The Senior Facility has no prepayment penalties and requires mandatory prepayments if particular events occur, including: (i) certain sales or issuances of the Company’s common stock; (ii) the incurrence of certain indebtedness; (iii) the sale of assets except in the ordinary course of business; (iv) the termination of material processing services contracts; and (v) the achievement of a certain level of excess cash flows (as defined in the Senior Facility). On March 22, 2002, the Company made a voluntary prepayment on the Senior Facility of $30.0 million. As a result of the voluntary prepayment, the combined scheduled maturities of the Tranche A Loan and the Tranche B Loan are: 2002 - zero; 2003 - $16.4 million; 2004 -$25.1 million; 2005 - $31.3 million; 2006 - $32.9 million; 2007 - $125.3 million; and 2008 - $39.0 million.

In conjunction with the Senior Facility, the Company incurred financing costs totaling approximately $10.4 million, approximately $2.0 million of which was paid in 2001, which will be amortized to interest expense over the related term of the Senior Facility.

8.       SEGMENT INFORMATION

In connection with the Kenan Business acquisition, the Company has reorganized its business into two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

The Broadband Division consists principally of the historical processing operations and related software products of the Company. The Broadband Division generates a substantial portion of its revenues by providing customer care and billing services to the United States cable television and direct broadcast satellite industries through its core service bureau processing product, CSG CCS/BP (formerly CCS). The Broadband Division sells its software products (e.g., ACSR) and professional services principally to its existing base of processing clients to: (i) enhance the core functionality of its service bureau processing application; (ii) increase the efficiency and productivity of the clients’ operations; and (iii) allow clients to effectively roll out new products and services to new and existing markets, such as residential telephony, high-speed data/ISP and IP markets.

The GSS Division consists of the Company’s stand-alone software products and related services, which includes the Kenan Business. Historically, a significant portion of Kenan Business revenues have been generated outside the United States. The GSS Division’s revenues consist of software license and maintenance fees, and various professional and consulting fees related to its software products (principally, installation services). The GSS Division is a global provider of convergent billing and customer care software and services that enable communications service providers to bill their customers for existing and next-generation services, including mobile, Internet, wireline, cable television, and satellite. The software supports multiple languages and currencies. The GSS Division’s primary product offerings include: (i) CSG Kenan/BP (a core convergent billing platform); (ii) CSG Kenan/OM (an order management platform); and (iii) CSG Data Mediation (a billing mediation software product).

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2001 Form 10-K, to include Note 2 of this Form 10-Q. Management evaluates the performance of the operating segments based on total revenues and contribution margin. Contribution margin is defined as segment operating revenues less segment operating expenses. There were no material inter-segment revenues for the periods presented below. Certain operating expenses managed at the corporate level (primarily facilities and other infrastructure support costs and management bonuses), which can be attributed to the operating segments, are allocated as an indirect expense charge to the operating segments. Any costs managed at the corporate level, which are not attributable to the operating segments, are reflected as corporate overhead costs. The Kenan Business acquisition-related charges are excluded from segment operating expenses. The Company does not allocate activities below the operating level to its reported operating segments. Management’s review of segment operating expenses focuses primarily on the functional expenses (e.g., wages, employee benefits, data processing costs, etc.). Additionally, the Company does not allocate specifically-identifiable assets to its operating segments, or manage those assets by segments.

The Company’s operating segment information and corporate overhead costs are presented below (in thousands). Information for the prior period has been restated to conform to the current period’s presentation.

	Three Months Ended June 30, 2002

	Broadband	GSS
	Division	Division		Corporate	Total

Processing revenues	$91,446	$137		$-	$91,583
Software revenues	15,600	6,278		-	21,878
Maintenance revenues	5,084	18,662		-	23,746
Professional services revenues	703	31,828		-	32,531

Total revenues	112,833	56,905		-	169,738
Segment operating expenses (1)	56,953	59,060		12,346	128,359

Contribution margin (loss) (1)	$55,880	$(2,155)		$(12,346)	$ 41,379

Contribution margin (loss) percentage	49.5%	(3.8%	)	NA	24.4%

(1)	Segment operating expenses and segment contribution margin exclude the Kenan Business acquisition-related charges of $3.6 million.

	Three Months Ended June 30, 2001

	Broadband	GSS
	Division	Division	Corporate	Total

Processing revenues	$83,469	$-	$-	83,469
Software revenues	18,212	-	-	18,212
Maintenance revenues	3,870	-	-	3,870
Professional services revenues	14,535	-	-	14,535

Total revenues	120,086	-	-	120,086
Segment operating expenses	51,702	13,743	8,705	74,150

Contribution margin (loss)	$68,384	$(13,743)	$(8,705)	$45,936

Contribution margin (loss) percentage	56.9%	NA	NA	38.3%

	Six Months Ended June 30, 2002

	Broadband	GSS
	Division	Division	Corporate	Total

Processing revenues	$182,258	$259	$-	$182,517
Software revenues	22,679	21,699	-	44,378
Maintenance revenues	9,845	26,120	-	35,965
Professional services revenues	1,800	35,453	-	37,253

Total revenues	216,582	83,531	-	300,113
Segment operating expenses (1)	106,972	93,002	22,269	222,243

Contribution margin (loss) (1)	$109,610	$(9,471)	$(22,269)	$77,870

Contribution margin (loss) percentage	50.6%	(11.3% )	NA	25.9%

(1)    Segment operating expenses and segment contribution margin exclude the Kenan Business acquisition-related charges of $27.4 million.

	Six Months Ended June 30, 2001

	Broadband	GSS
	Division	Division	Corporate	Total

Processing revenues	$162,567	$-	$-	$162,567
Software revenues	48,890	-	-	48,890
Maintenance revenues	7,728	-	-	7,728
Professional services revenues	15,000	-	-	15,000

Total revenues	234,185	-	-	234,185
Segment operating expenses	103,491	23,653	17,301	144,445

Contribution margin (loss)	$130,694	$(23,653)	$(17,301)	$89,740

Contribution margin (loss) percentage	55.8%	NA	NA	38.3%

Reconciling information between reportable segments contribution margin (loss) and the Company’s consolidated totals is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Segment contribution margin	$41,379	$45,936	$77,870	$89,740
Kenan Business acquisition-related
charges	3,562	-	27,354	-

Operating income	37,817	45,936	50,516	89,740
Interest expense	(4,371)	(813)	(6,282)	(1,895)
Interest income and other	(636)	883	293	1,811

Income before income taxes	$32,810	$46,006	$44,527	$89,656

Geographic Regions. The Company uses the location of the client as the basis of attributing revenues to individual countries. Financial information relating to the Company’s operations by geographic areas is as follows (in thousands):

	Three Months		Six Months
Total Revenues:	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

North America (principally the United States)	$123,963	$119,732	$233,385	$233,821
Europe, Middle East and Africa (principally Europe )	25,762	354	42,476	364
Asia Pacific	13,414	-	16,131	-
Central and South America	6,599	-	8,121	-

Total revenues	$169,738	$120,086	$300,113	$234,185

As of
Long-lived Assets (excludes intangible assets):	June 30, 2002

North America (principally the United States)	$44,532
Europe, Middle East and Africa (principally, Europe)	3,980
All other	967

Total long-lived assets	$49,479

9.      RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). The primary objectives of SFAS 144 were to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company will adopt the provisions of this statement during the first quarter of 2003. The adoption of this statement will have an impact on the accounting for future exit or disposal activities, if any.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the new rules, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. The adoption of this pronouncement did not result in a material difference in amortization expense between periods, as amortization related to goodwill and intangible assets with indefinite lives for the three and six months ended June 30, 2001 was only $0.2 million and $0.3 million, respectively. As required by SFAS 142, the Company completed its initial assessment test of its goodwill balances as of the adoption date and concluded no impairment of goodwill recorded as of December 31, 2001 had occurred as of June 30, 2002 . The Company will continue to monitor the carrying value of goodwill through annual impairment tests or if a potential impairment event is noted.

Intangible assets subject to amortization as of June 30, 2002 and December 31, 2001 were as follows (in thousands):

	As of June 30, 2002		As of December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Client contracts and related intangibles	$106,557	$(36,536)	$98,358	$(31,346)
Software	87,611	(43,257)	41,009	(37,622)

Total	$194,168	$(79,793)	$139,367	$(68,968)

The aggregate amortization for the three months ended June 30, 2002 and 2001, was $5.5 million and $1.5 million, respectively, and for the six months ended June 30, 2002 and 2001 was $8.4 million and $3.0 million, respectively. Based on the June 30, 2002 intangible assets, the estimated aggregate amortization for each of the five succeeding fiscal years ending December 31 are: 2002 – $19.3 million; 2003 – $17.1 million; 2004 – $15.9 million; 2005 – $15.7 million; and 2006 – $15.7 million. The Company does not have any intangible assets with indefinite lives other than goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

	Broadband	GSS
	Division	Division	Consolidated

Balance as of January 1, 2002	$623	$12,838	$13,461
Goodwill acquired during year	-	197,668	197,668
Impairment losses	-	-	-
Foreign currency exchange and other	-	3,872	3,872

Balance as of June 30, 2002	$623	$214,378	$215,001

11. CONTINGENCIES

The Company is currently in arbitration with its largest client, AT&T Broadband (“AT&T”). As of June 30, 2002, the Company has not reflected an accrual on its consolidated balance sheet for the potential exposure of any loss related to the AT&T arbitration proceedings because the Company has concluded that it is not probable that such a loss has occurred, and the amount of any potential loss, could not reasonably be estimated at this time, even within a range. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—AT&T Business Relationship” for a full discussion of the Company’s business relationship with AT&T and the related arbitration proceedings.

12. SUBSEQUENT EVENT

Subsequent to June 30, 2002, through August 13, 2002, the Company purchased an additional 1.22 million shares of its Common Stock on the open market for $13.4 million (weighted-average price of $10.96). The amounts were paid with available corporate funds. The shares repurchased under the Company’s stock repurchase program as of August 13, 2002, totaled 6.04 million shares at a total cost of $195.8 million (weighted-average price of $32.43 per share). At August 13, 2002, the total remaining number of shares available for repurchase under the program totaled 3.96 million shares. The repurchased shares are held as treasury shares.

CSG SYSTEMS INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

	Three months ended June 30,				Six months ended June 30,

	2002		2001		2002		2001

		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue

Revenues:
Processing and related services	$91,583	54.0%	$83,469	69.5%	$182,517	60.8%	$162,567	69.4%
Software	21,878	12.9	18,212	15.2	44,378	14.8	48,890	20.9
Maintenance	23,746	14.0	3,870	3.2	35,965	12.0	7,728	3.3
Professional services	32,531	19.1	14,535	12.1	37,253	12.4	15,000	6.4

Total revenues	169,738	100.0	120,086	100.0	300,113	100.0	234,185	100.0

Cost of Revenues:
Cost of processing and related services	35,040	20.6	29,862	24.9	70,100	23.4	58,377	24.9
Cost of software and maintenance	16,428	9.7	8,533	7.1	21,735	7.2	18,022	7.7
Cost of professional services	17,310	10.2	5,560	4.6	28,360	9.4	9,350	4.0

Total cost of revenues	68,778	40.5	43,955	36.6	120,195	40.0	85,749	36.6

Gross margin (exclusive of depreciation)	100,960	59.5	76,131	63.4	179,918	60.0	148,436	63.4

Operating expenses:
Research and development	21,847	12.9	13,566	11.3	38,933	13.0	25,177	10.8
Selling, general and administrative	33,019	19.5	13,111	10.9	54,212	18.1	26,651	11.4
Depreciation	4,715	2.8	3,518	2.9	8,903	3.0	6,868	2.9
Kenan Business acquistion-related charges	3,562	2.1	–	–	27,354	9.1	–	–

Total operating expenses	63,143	37.3	30,195	25.1	129,402	43.2	58,696	25.1

Operating income	37,817	22.2	45,936	38.3	50,516	16.8	89,740	38.3

Other income (expense):
Interest expense	(4,371)	(2.6)	(813)	(0.7)	(6,282)	(2.1)	(1,895)	(0.8)
Interest and investment income, net	561	0.3	887	0.7	1,403	0.5	1,834	0.8
Other	(1,197)	(0.7)	(4)	–	(1,110)	(0.4)	(23)	–

Total other	(5,007)	(3.0)	70	–	(5,989)	(2.0)	(84)	–

Income before income taxes	32,810	19.2	46,006	38.3	44,527	14.8	89,656	38.3
Income tax provision	(13,562)	(7.9)	(17,479)	(14.5)	(22,816)	(7.6)	(34,063)	(14.6)

Net income	$19,248	11.3%	$28,527	23.8%	$21,711	7.2%	$55,593	23.7%

Company Overview

CSG Systems International, Inc. (the “Company”) serves approximately 230 telecommunications service providers in approximately 40 countries. The Company is a leader in next-generation billing and customer care solutions for the cable television, direct broadcast satellite, advanced IP services, mobile, and fixed wireline telephony markets. The Company’s unique combination of proven and future-ready solutions, delivered in both outsourced and licensed formats, empowers its clients to deliver unparalleled customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. The Company is an S&P Midcap 400 company.

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

Forward-Looking Statements

This report contains a number of forward-looking statements relative to future plans of the Company and its expectations concerning the customer care and billing industry, as well as the converging global telecommunications industry it serves, and similar matters. Such forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are contained in Exhibit 99.01 of this report. Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to read that section closely in conjunction with the MD&A.

Kenan Business Acquisition

On December 21, 2001, the Company reached an agreement to acquire the billing and customer care assets of Lucent Technologies Inc. (“Lucent”). Lucent’s billing and customer care business consists primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; (iii) software and related technologies developed by Lucent’s Bell Laboratories; and (iv) elements of Lucent’s sales and marketing organization (collectively, the “Kenan Business”). On February 28, 2002, the Company completed the Kenan Business acquisition. See Note 6 to the Financial Statements for additional discussion of the Kenan Business and further details of the acquisition.

In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related charges. The acquisition-related charges for the three and six months ended June 30, 2002 are presented below (in thousands). The Company is expecting to incur additional direct and incremental acquisition-related charges of approximately $1 to $1.5 million per quarter for the remainder of 2002 as it completes its integration of the Kenan Business.

	Three Months Ended	Six Months Ended

	June 30, 2002

In-process research and development	$-	$19,300
Impairment of an existing intangible asset	-	1,906
Employee-related costs (primarily existing CSG employee redundancy costs and retention bonuses for key Kenan Business employees)	840	2,346
Integration costs (e.g., foreign entity structuring, process integration, etc.)	2,639	3,396
All other	83	406

Total Kenan Business acquisition-related charges	$3,562	$27,354

In-process Research and Development. In connection with the acquisition of the Kenan Business, the Company allocated $19.3 million of the $256.0 million purchase price to in-process research and development (“IPRD”). As part of the process of analyzing this acquisition, the decision was made to acquire technology, including technology in the process of being designed and qualified, rather than to develop the technology internally. This decision was based on factors such as the amount of internal expertise, time and cost it would take to bring the technology to market.

The Kenan Business is a product-centric billing company with a core product strategy of building billing and customer care solutions that enable service providers to capture revenue streams through the introduction of applications and services. The Kenan Business’ primary product offerings include: (i) CSG Kenan/BP (formerly known as Arbor/BP), a core convergent billing platform; (ii) CSG Kenan/OM (formerly known as Arbor/OM Order Management), an order management platform; and (iii) CSG Data Mediation (formerly known as BILLDATS Data Manager), a billing mediation software product. At the acquisition date, the Kenan Business was undergoing development efforts related to six projects: a significant new release of CSG Kenan/BP, the next major release of CSG Kenan/OM, two new versions of CSG Data Mediation, and new offerings related to prepay billing and contents settlements. These development efforts were all proprietary, internal projects. At the acquisition date, the IPRD projects had not yet reached technological feasibility, and had no alternative future uses. The majority of the value assigned to IPRD related to CSG Kenan/BP ($13.7 million), a new prepay billing offering ($3.1 million) and two new versions of CSG Data Mediation ($2.0 million).

The Kenan Business’ ongoing IPRD projects were identified through detailed analyses of research and development plans concerning: (i) the uniqueness of the developmental work; (ii) the critical tasks required to complete the projects; (iii) the opportunities which are expected to arise from the projects; (iv) the degree of leverage of the new technology on legacy technology; (v) the risks to project completion; (vi) an assessment of the types of efforts involved; (vii) the length of time the projects are expected to be useful; and (viii) the timing of project completion, resources allocated to completion and expected expenses. The Company’s assessment was based on extensive interviews and a detailed analysis of research and development plans. If a project required additional planning, designing, coding or testing activities to determine whether the associated product could be produced to meet its design specifications, the Company determined that technological feasibility had not been reached with respect to this project.

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

The Company estimated the fair value of IPRD using an income approach. This entailed discounting expected cash flows to the present at a rate of return that incorporates the risk-free rate of the use of the funds, the expected rate of inflation and the risks associated with the particular investment. The selected rates consider the level of completion for each project achieved at the date of acquisition. Estimated future net cash flows attributable to the Kenan Business’ IPRD projects, assuming successful development, were discounted to net present value using discount rates of 35% for the CSG Kenan/BP, CSG Kenan/OM, and CSG Data Mediation (version 7.2) projects and 25% for the CSG Data Mediation (version 7.1), prepay billing and content settlements projects. The Company was expecting material net cash flows to commence for all six in-process purchased R&D projects in 2003. The Company believed that the estimated IPRD amount so determined represented fair value and did not exceed the amount another third party would pay for the projects.

Revenue estimates used in these estimates were based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product’s underlying technology. This analysis included the revenues projected to result from the expected evolution of the technology over time.

Operating expenses used in the estimates included selling, general and administrative and research and development. These expense estimates were based on an overall analysis of the business enterprise. Total research and development expenses were divided into two categories: (i) the costs to complete the IPRD projects; and (ii) costs to maintain developed products that had already been introduced to the market. The total research and development expenses, as derived from the overall analysis of the business enterprise, were allocated based upon management estimates.

Costs to complete in-process projects were estimated by Company management, with approximately $15.9 million projected to be spent on the projects over the next year. These costs were allocated based on an analysis of completion efforts and expected completion dates.

The resultant target margins that the Kenan Business expected to achieve from the in-process products ranged from approximately 16% to 27%. Profitability was expected to be significantly lower in the first years of the product’s lifecycle compared to the later years due to the earlier years’ higher levels of research and development and sales and marketing. The financial forecasts only included results that were expected to be generated by the Kenan Business on a standalone basis. Synergies resulting from the acquisition by the Company were not incorporated into the analysis.

Development of the majority of the IPRD projects began in the fourth quarter of calendar 2001 and were expected to be released at or near the end of 2002. At the acquisition date, approximately 200 engineers were engaged in the development of the Kenan Business’ IPRD projects. Completion of these projects was expected to require significant efforts involving continued software development as well as the testing and re-qualification efforts required to turn the technologies into a set of bug-free, commercial-ready products. These remaining tasks involved substantial risk due to the complex nature of the activities involved.

As of June 30, 2002, the Company continues to make substantial progress related to the development and commercialization of the acquired technologies, and their estimated release dates are on target. Subsequent to the IPRD analysis, the CSG Kenan/OM project has been broken down into three modules that are expected to be introduced into the marketplace separately. This change does not impact the valuation of the IPRD. The expenses incurred to date to complete the IPRD projects are consistent with the Company’s previous estimates. The Company believes that the foregoing assumptions used in the IPRD analysis were reasonable at the time. As discussed below, the Company believes the economic slowdown in the global telecommunications industry may potentially limit the amount of products and services current or future clients may purchase from the Company. As of June 30, 2002, the Company has reevaluated its assumptions used in the IPRD analysis and believes the underlying assumptions still support the valuation of the IPRD at this time. However, there can be no assurance that the underlying assumptions used in the IPRD analysis will transpire as estimated.

Impairment of Existing CSG Intangible Asset. The impairment of an existing intangible asset relates to a data mediation software asset which was acquired by the Company in 1998. As part of the Kenan Business acquisition, the Company acquired data mediation software assets with superior technology, resulting in the impairment of this existing software asset.

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

	Three Months Ended June 30, 2002

		Impact of
		Acquisition-
	Reported	Related	Adjusted
	Earnings	Charges	Earnings

Total revenues	$169,738	$-	$169,738
Total operating expenses	131,921	(3,562)	128,359

Operating income	37,817	3,562	41,379
Net interest and other	(5,007)	-	(5,007)

Income before income taxes	32,810	3,562	36,372
Income tax provision	(13,562)	(1,496)	(15,058)

Net income	$19,248	$2,066	$21,314

Weighted average outstanding shares	53,084	53,084	53,084

Net income per diluted share	$0.36	$0.04	$0.40

	Six Months Ended June 30, 2002

		Impact of
		Acquisition-
	Reported	Related	Adjusted
	Earnings	Charges	Earnings

Total revenues	$300,113	$-	$300,113
Total operating expenses	249,597	(27,354)	222,243

Operating income	50,516	27,354	77,870
Net interest and other	(5,989)	-	(5,989)

Income before income taxes	44,527	27,354	71,881
Income tax provision	(22,816)	(6,943)	(29,759)

Net income	$21,711	$20,411	$42,122

Weighted average outstanding shares	53,267	53,267	53,267

Net income per diluted share	$0.41	$0.38	$0.79

Global Telecommunications Industry and Related Company Cost Reduction Initiatives

The economic state of the global telecommunications industry (e.g., cable television, direct broadcast satellite, wireline and wireless telephony, Internet and high speed data, etc.) continues to be depressed, with many of the companies operating within this industry publicly reporting decreased revenues and earnings, as well as several companies recently filing for bankruptcy protection. Public reports indicate any expected turnaround in the economic state of the global telecommunications industry could be slow, and a sustained recovery could take several years. Many telecommunications companies have announced cost and capital expenditure reduction programs to cope with the depressed economic state of the industry. Since most of the Company’s current and future clients operate within this industry sector, the economic state of this industry directly impacts the Company’s business, potentially limiting the amount of products and services current or future clients may purchase from the Company.

In response to the lingering poor economic conditions within the global telecommunications industry, on July 29, 2002, the Company announced it would begin implementation of several cost reduction initiatives during the third quarter of 2002. These initiatives are expected to include: (i) involuntary employee terminations from all areas of the Company of approximately 300 – 350 people (approximately 10% of the current workforce), with substantially all of the involuntary terminations completed during the third quarter of 2002; (ii) limited hiring of new employees; (iii) a reduction of the Company’s facilities and infrastructure support costs, to include possible facilities consolidations and/or abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment. The Company expects to begin realizing the cost savings from these initiatives during the third quarter of 2002, and when fully implemented by the end of this year, will result in approximately $45 million of cost reductions on an annualized basis. The Company believes that the operational impact from these programs will not negatively impact its ability to service its current or future clients, and will not limit its ability to grow its business in the future when the economic conditions within the global telecommunications industry improve.

In connection with the cost reduction initiatives discussed above, the Company expects to record a restructuring charge of approximately $5 to $7 million in third quarter of 2002 related to involuntary termination benefits. These benefits are expected to be substantially paid by the end of 2002. The Company is also expected to record a restructuring charge related to possible facilities consolidations and/or abandonments during the remainder of 2002. The expected amount of this charge is not estimable at this time.

A key driver of the value of the acquired Kenan Business is the global telecommunications industry customer base acquired. The Company recorded approximately $200 million of goodwill in connection with this acquisition, which is subject to an annual impairment test. Goodwill is also required to be tested for impairment between annual tests if events occur or circumstances change that would indicate that the fair value of the acquired business (and related reporting unit) may no longer support the carrying value of the goodwill. The Company has evaluated the carrying value of the Kenan Business goodwill in light of the depressed economic state of the global telecommunications industry, and believes the carrying value of the Kenan Business goodwill has not been impaired as of the date of this filing. The Company will continually monitor the carrying value of the goodwill during this economic downturn in this industry sector. If the current economic conditions worsen and/or take longer to recover than anticipated, it is reasonably possible that a review for impairment of this goodwill in the future would indicate that it is impaired, and the amount of impairment could be substantial.

Adelphia Communications Corporation

The Company provides processing services for approximately three million of Adelphia Communications Corporation’s (“Adelphia”) video customers. Adelphia filed for bankruptcy protection under Chapter 11 on June 25, 2002. The Company deferred Adelphia’s June 2002 processing revenues due to the collectibility risk resulting from the bankruptcy filing. The Company also increased its allowance for doubtful accounts for outstanding accounts receivable from Adelphia dated prior to June 2002. As a result, the Company believes it is adequately reserved against its collectibility exposure for Adelphia as of June 30, 2002. The Company intends to continue to provide processing services for Adelphia post-bankruptcy, and believes that all amounts invoiced for services post-bankruptcy will be fully collected under the current contractual payment terms.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Results of Operations – Consolidated Basis

Total Revenues.  Total revenues for the three months ended June 30, 2002, increased 41.3% to $169.7 million, from $120.1 million for the three months ended June 30, 2001. The increase between periods relates to a 9.7% increase in processing and related services, a 20.1% increase in software revenues, a 513.6% increase in maintenance revenues and a 123.8% increase in professional services revenues. The increase in software, maintenance, and professional services revenues relates primarily to the Kenan Business acquisition. See the “Results of Operations - Operating Segments” section below for a detailed discussion of primarily revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services.  The cost of processing and related services revenues consists principally of: (i) data processing and communications costs; (ii) statement production costs (e.g., paper, envelopes, equipment maintenance, etc.); (iii) client support organizations (e.g., client call centers, account management, etc.); (iv) various product support organizations (e.g., product management and delivery, product development, etc.); and (v) facilities and infrastructure costs related to the statement production and support organizations.

The cost of processing and related services for the three months ended June 30, 2002, increased 17.3% to $35.0 million, from $29.9 million for the three months ended June 30, 2001. The increase is due primarily to the increase in the number of customers of the Company’s clients which were serviced by the Company. Processing costs as a percentage of related processing revenues were 38.3% (margin of 61.7%) for the three months ended June 30, 2002, compared to 35.8% (margin of 64.2%) for the three months ended June 30, 2001. The increase in processing costs as a percentage of related revenue is due primarily to the deferral of the June 2002 processing revenues for Adelphia, and to a lesser degree, an increase in processing and related costs per customer account between periods.

Cost of Software and Maintenance. The cost of software and maintenance revenues consists principally of: (i) amortization of acquired software and certain acquired client contracts; (ii) client support organizations (e.g., client call centers, account management, etc.); (iii) various product support organizations (e.g., product management and delivery, product maintenance, etc.); (iv) facilities and infrastructure costs related to these organizations; and (v) third-party software costs and/or royalties related to certain software products of the Company. The Company does not differentiate between cost of software and cost of maintenance revenues, and therefore, such costs are reported on a combined basis. The costs related to new product development (including enhancements to existing products) are included in research and development expense.

The combined cost of software and maintenance for the three months ended June 30, 2002 increased 92.5% to $16.4 million, from $8.5 million for the three months ended June 30, 2001. The increase relates primarily to the operations of the Kenan Business discussed above, which includes amortization expense related to the acquired Kenan Business intangible assets of $3.9 million for the three months ended June 30, 2002. Going forward, amortization expense related to these intangible assets will continue to be $1.3 million per month through February 2003, at which time it will decrease to $0.8 million per month through February 2007. The cost of software and maintenance as a percentage of related revenues was 36.0% (margin of 64.0%) for the three months ended June 30, 2002, as compared to 38.6% (margin of 61.4%) for the three months ended June 30, 2001. As discussed below, fluctuations in the gross margin for software and maintenance revenues is an inherent characteristic of software companies. This change in gross margin between periods is not considered unusual.

Cost of Professional Services.  The cost of professional services consists principally of: (i) the Company’s professional services organizations; (ii) subcontracted professional consultants; and (iii) facilities and infrastructure costs related to the Company’s professional services organizations.

The cost of professional services for the three months ended June 30, 2002 increased 211.3% to $17.3 million, from $5.6 million for the three months ended June 30, 2001. The increase relates to the operations of the Kenan Business discussed above. The cost of professional services as a percentage of related revenues was 53.2% (margin of 46.8%) for the three months ended June 30, 2002, as compared to 38.3% (margin of 61.7%) for the three months ended June 30, 2001. The increase in the cost of professional services as a percentage of the related revenue is due primarily to the decrease in the Broadband Division’s professional service revenue (primarily due to lower purchases by AT&T) and the inclusion of the operations of the Kenan Business.

As a result of the Kenan Business acquisition, the Company expects revenues from software and professional services to increase and become a larger percentage of total revenues. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software and perform professional services. The Company’s quarterly revenues for software and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and the delivery of contracted services or products. However, the costs associated with the software and professional services revenues are not subject to the same degree of variability, and thus, fluctuations in the cost of software and maintenance, and the cost of professional services as a percentage of related revenues will likely occur between periods.

Gross Margin.  The overall gross margin for the three months ended June 30, 2002, increased 32.6% to $101.0, from $76.1 million for the three months ended June 30, 2001. The overall gross margin percentage decreased to 59.5% for the three months ended June 30, 2002, compared to 63.4% for the three months ended June 30, 2001. The change in the gross margin and gross margin percentage is due to the factors discussed above.

Research and Development Expense.  Research and development (“R&D”) expense for the three months ended June 30, 2002, increased 61.0% to $21.8 million, from $13.6 million for the three months ended June 30, 2001. As a percentage of total revenues, R&D expense increased to 12.9% for the three months ended June 30, 2002, from 11.3% for the three months ended June 30, 2001. The Company did not capitalize any software development costs during the three months ended June 30, 2002 and 2001.

The increase in the R&D expenditures between periods is due primarily to the addition of the various Kenan Business products. The Company’s development and enhancement efforts for the second quarter of 2002 were focused primarily on: (i) various IPRD projects for the Kenan Business discussed in detail in the “Kenan Business Acquisition” section above, as well as updates and enhancements to the existing versions of the Kenan Business product family, and the efforts necessary to integrate the Kenan Business product family with the Company’s other products and services; (ii) development of CSG NextGen; and (iii) enhancements to CSG CCS/BP and related software products which will increase the functionalities and features of the products.

The Company expects its investment in R&D over time will approximate the Company’s historical investment rate of 10%-13% of total revenues. This investment will be focused on the CSG CCS/BP, CSG Kenan/BP, CSG Kenan/OM, and CSG Data Mediation solutions, as well as additional stand-alone products as they are identified.

Selling, General and Administrative Expense.  Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2002, increased 151.8% to $33.0 million, from $13.1 million for the three months ended June 30, 2001. As a percentage of total revenues, SG&A expense increased to 19.5% for the three months ended June 30, 2002, from 10.9% for the three months ended June 30, 2001. The increase in SG&A expense primarily relates to the inclusion of SG&A expenses for the Kenan Business in the second quarter of 2002, and to a lesser degree: (i) an increase in the Company’s bad debt expense due to an increase in reserves established for clients with a high degree of collectibility risk as of June 30, 2002, including Adelphia; and (ii) legal fees incurred during the second quarter of 2002 related to the AT&T and Comcast litigations. See “AT&T Business Relationship” section below for additional discussion of AT&T and Comcast litigations.

Depreciation Expense.  Depreciation expense for the three months ended June 30, 2002, increased 34.0% to $4.7 million, from $3.5 million for the three months ended June 30, 2001. The increase in expense relates to capital expenditures made during the last six months of 2001 and the first six months of 2002 in support of the overall growth of the Company, and depreciation related to the acquired fixed assets from the Kenan Business acquisition. The capital expenditures during the aforementioned period consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Kenan Business Acquisition-Related Charges.  See the “Kenan Business Acquisition” section above for a detailed discussion of these charges.

Operating Income.  Operating income for the three months ended June 30, 2002, was $37.8 million or 22.2% of total revenues, compared to $45.9 million or 38.3% of total revenues for the three months ended June 30, 2001. The decrease in these measures between years relates to the factors discussed above. Operating income on an adjusted basis (excluding the Kenan Business acquisition-related charges) was $41.4 million, or 24.4% of total revenues.

Interest Expense.  Interest expense for the three months ended June 30, 2002, increased 437.6% to $4.4 million, from $0.8 million for the three months ended June 30, 2001, with the increase due primarily to the debt borrowed to finance the Kenan Business acquisition, as discussed in Note 6 to the Financial Statements. The weighted-average balance of the Company’s debt borrowings for the three months ended June 30, 2002, was approximately $270.6 million (which includes $5 million drawn on the Company’s revolving credit facility for an eleven-day period during the current quarter), compared to approximately $53.8 million for the three months ended June 30, 2001. The weighted-average interest rate on the Company’s debt borrowings for the three months ended June 30, 2002 was approximately 6.3%, compared to 6.2% for the three months ended June 30, 2001. The Company expects interest expense related to its debt borrowings to be approximately $14.6 million for the year ended December 31, 2002.

Interest and Investment Income.  Interest and investment income for the three months ended June 30, 2002,

decreased 36.8% to $0.6 million, from $0.9 million for the three months ended June 30, 2001. The decrease is due primarily to the reduction in the interest rates available on investments the Company uses to earn a return on its idle cash.

Other expense. Other expense for the three months ended June 20, 2002, increased to $1.2 million from $4,000 for the three months ended June 30, 2001. The increase is due primarily to losses on foreign currency translations during the second quarter of 2002.

Income Tax Provision. For the three months ended June 30, 2002, the Company recorded an income tax provision of $13.6 million, or an effective income tax rate of approximately 41%. The Company’s effective income tax rate for 2001 was approximately 38%. The increase in the effective income tax is due primarily to the Company’s expansion of its international operations (primarily as a result of the Kenan Business acquisition) which has subjected the Company to income taxes in additional international tax jurisdictions. The Company is currently estimating the effective income tax rate for 2002 to be approximately 41%. The estimate is based on various assumptions related to the Company’s international expansion as a result of the Kenan Business acquisition. The Company is in the process of implementing its long-term income tax strategy. The effective income tax rate may be adversely impacted during this period based on the location in which future foreign profits and losses are generated. As of June 30, 2002, the Company has established valuation reserves for certain deferred tax assets, primarily related to certain foreign tax credits and tax net operating losses in foreign jurisdictions, due to the uncertainty in realizing such benefits. For all other deferred tax assets, relating primarily to domestic operations, management continues to believe that sufficient taxable income will be generated to realize the benefit of these deferred tax assets. The Company’s assumptions of future profitable domestic operations are supported by its strong operating performances over the last several years.

Results of Operations - Operating Segments

In connection with the Kenan Business acquisition, the Company has reorganized its business into two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”). See Note 8 to the Financial Statements for a further discussion of the operations of each operating segment and the related product and service offerings.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2001 Form 10-K, to include Note 2 of this Form 10-Q. Management evaluates the performance of the operating segments based on total revenues and contribution margin. Contribution margin is defined as segment operating revenues less segment operating expenses. There were no material inter-segment revenues for the periods presented below. Certain operating expenses managed at the corporate level (primarily facilities and other infrastructure support costs and management bonuses), which can be attributed to the operating segments, are allocated as an indirect expense charge to the operating segments. Any costs managed at the corporate level, which are not attributable to the operating segments, are reflected as corporate overhead costs. The Kenan Business acquisition-related charges are excluded from segment operating expenses. The Company does not allocate activities below the operating level to its reported operating segments. Management’s review of segment operating expenses focuses primarily on the functional expenses (e.g., wages, employee benefits, data processing costs, etc.).

The Company’s operating segment information and corporate overhead costs for the three months ended June 30, 2002 and 2001, are presented below (in thousands). Information for the prior period has been restated to conform to the current period’s presentation.

	Three Months Ended June 30, 2002

	Broadband	GSS
	Division	Division	Corporate	Total

Processing revenues	$91,446	$137	$-	$91,583
Software revenues	15,600	6,278	-	21,878
Maintenance revenues	5,084	18,662	-	23,746
Professional services revenues	703	31,828	-	32,531

Total revenues	112,833	56,905	-	169,738
Segment operating expenses (1)	56,953	59,060	12,346	128,359

Contribution margin (loss) (1)	$55,880	$(2,155)	$(12,346)	$41,379

Contribution margin (loss) percentage	49.5%	(3.8% )	NA	24.4%

(1)	Segment operating expenses and segment contribution margin exclude the Kenan Business acquisition-related charges of $3.6 million.

	Three Months Ended June 30, 2001

	Broadband	GSS
	Division	Division	Corporate	Total

Processing revenues	$83,469	$-	$-	$83,469
Software revenues	18,212	-	-	18,212
Maintenance revenues	3,870	-	-	3,870
Professional services revenues	14,535	-	-	14,535

Total revenues	120,086	-	-	120,086
Segment operating expenses	51,702	13,743	8,705	74,150

Contribution margin (loss)	$68,384	$(13,743)	$(8,705)	$45,936

Contribution margin (loss) percentage	56.9%	NA	NA	38.3%

Reconciling information between reportable segments contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended
	June 30,

	2002	2001

Segment contribution margin	$41,379	$45,936
Kenan Business acquisition-related charges	3,562	-

Operating income	37,817	45,936
Interest expense	(4,371)	(813)
Interest income and other	(636)	883

Income before income taxes	$32,810	$46,006

Broadband Division
Total Revenues. Total Broadband Division revenues for the three months ended June 30, 2002 decreased 6.0% to $112.8 million, from $120.1 million for the three months ended June 30, 2001.

Processing revenues for the three months ended June 30, 2002 increased by 9.6% to $91.4 million, from $83.5 million for the three months ended June 30, 2001. Of the total increase in processing revenues, approximately 82% resulted from an increase in the number of customers of the Company’s clients which were serviced by the Company and approximately 18% was due to increased revenue per customer. Customers served were as follows (in thousands):

	As of June 30,

			Increase
	2002	2001	(Decrease)

Video	39,763	35,830	3,933
Internet	4,393	2,640	1,753
Telephony	136	738	(602)

Total	44,292	39,208	5,084

The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company’s systems, and internal customer growth experienced by existing clients. From July 1, 2001 through June 30, 2002, the Company converted and processed approximately 4.5 million new customers on its systems, including approximately 38,000 new customers in the second quarter of 2002. As of June 30, 2002, the Company had no customers in its conversion backlog.

Total annualized processing revenue per video and Internet account was as follows:

	Three Months Ended June 30,

			Increase
	2002	2001	(Decrease)

Video account	$8.90	$8.70	2.3%
Internet account	$4.40	$4.96	(11.3% )

The change in processing revenues per video account relates primarily to (i) changes in the usage of ancillary services by clients; (ii) the introduction of new products and services and the clients use of these products and services; and (iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.). The decrease in processing revenues per Internet account is due primarily to the ability of Internet clients to spread their processing costs, some of which are fixed, across a larger customer base. The Company expects the annualized processing revenues for the remainder of 2002 to range between $8.50 to $8.60 per video account, and between $3.70 to $3.80 per Internet account.

Software revenue for the three months ended June 30, 2002 decreased by 14.3% to $15.6 million, from $18.2 million for the three months ended June 30, 2001. The decrease in revenue was due primarily to lower software purchases by AT&T during the second quarter of 2002 as compared to the second quarter of 2001.

Maintenance revenue for the three months ended June 30, 2002 increased by 31.4% to $5.1 million, from $3.9 million for the three months ended June 30, 2001. The increase in maintenance revenue was due primarily to an increase in the overall client base using the Company’s Broadband Division software products.

Professional services revenue for the three months ended June 30, 2002 decreased by 95.2% to $0.7 million, from $14.5 million for the three months ended June 30, 2001. The decrease in revenue was due primarily to lower professional service purchased by AT&T during the second quarter of 2002 as compared to the second quarter of 2001.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the three months ended June 30, 2002 increased by 10.2% to $57.0 million, from $51.7 million for the three months ended June 30, 2001. This overall increase in segment operating expenses between periods is due primarily to: (i) an increase in the Company’s bad debt expense due to an increase in reserves established for clients with a high degree of collectibility risk as of June 30, 2002, including Adelphia; (ii) an increase in several variable processing costs (e.g., paper, envelopes, data processing, etc.), with these increases related to an increase in the volume of customers processed between periods; and (iii) an increase in data processing cost per customer, due to increased functionalities and features of the Company’s processing and related products.

Broadband Division contribution margin and contribution margin percentage decreased between periods primarily as a result of: (i) a decrease in software and professional services revenues in 2002; (ii) an increase in bad debt expense, as discussed above; and (iii) an increase in data processing costs per customer, as discussed above.

Global Software Services Division
Total Revenues.  Total GSS Division revenues for the three months ended June 30, 2002 were $56.9 million, as compared to zero for the three months ended June 30, 2001. As discussed above, the GSS Division was formed as a result of the Kenan Business acquisition as of February 28, 2002. The prior period has been restated to conform to the current period’s presentation. There were no revenues generated for this division in the second quarter of 2001. The focus for this division at that time consisted primarily of product development efforts on the Company’s CSG NextGen software product. The revenues for this segment in the second quarter of 2002 consisted primarily of professional services and maintenance revenues for the three months of operations of the Kenan Business, and to a much lesser degree, software license fees from the Kenan Business and the professional services revenues for plaNet Consulting (acquired in September 2001), both of which had no comparable amounts for this quarter in 2001.

Segment Operating Expenses and Negative Contribution Margin.  GSS Division operating expenses for the three months ended June 30, 2002 were $59.1 million, as compared to $13.7 million for the three months ended June 30, 2001. The increase in expenses between periods relates primarily to the inclusion of the operating expenses for the Kenan Business, and to a much lesser degree, the operating expenses for plaNet Consulting, both of which had no comparable amounts for this quarter in 2001.

The Company is targeting the GSS Division to generate a positive contribution margin in the second half of 2002.

Corporate
Corporate Operating Expenses.  Although Corporate is not an operating segment, the Company’s management reviews and evaluates corporate overhead operating expenses on a monthly basis in conjunction with the performance of the operating segments. Corporate overhead expenses consist principally of the costs associated with maintaining various corporate functions, including corporate marketing programs, as well as the various support functions managed at the corporate level (e.g., legal, accounting, etc.). Corporate overhead expenses for the three months ended June 30, 2002, increased 41.8% to $12.3 million, from $8.7 million for the three months ended June 30, 2001. The increase in operating expenses relates primarily to the additional marketing and administrative costs to support the Company’s overall growth, and to a lesser degree, an increase in legal fees during the second quarter related primarily to the AT&T and Comcast litigations.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Results of Operations – Consolidated Basis

Total Revenues.  Total revenues for the six months ended June 30, 2002, increased 28.2% to $300.1 million, from $234.2 million for the six months ended June 30, 2001. The increase between periods relates to a 12.3% increase in processing and related services, a 9.2% decrease in software revenues, a 365.4% increase in maintenance revenues, and a 148.4% increase in professional services revenues. The decrease in software revenues is due to a decrease in software sales within the Broadband Division. The increase in maintenance and professional services revenues relates to the Kenan Business acquisition. See the “Results of Operations - Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services. The cost of processing and related services for the six months ended June 30, 2002, increased 20.1% to $70.1 million, from $58.4 million for the six months ended June 30, 2001. The increase is due primarily to the increase in the number of customers of the Company’s clients which were serviced by the Company. Processing costs as a percentage of related processing revenues were 38.4% (margin of 61.6%) for the six months ended June 30, 2002, compared to 35.9% (margin of 64.1%) for the six months ended June 30, 2001. The increase in processing costs as a percentage of related revenue is due primarily to the deferral of the June 2002 processing revenues for Adelphia, and an increase in processing and related costs per customer account between periods.

Cost of Software and Maintenance.  The cost of software and maintenance for the six months ended June 30, 2002 increased 20.6% to $21.7 million, from $18.0 million for the six months ended June 30, 2001. The increase relates primarily to the operations of the Kenan Business discussed above, which includes amortization expense related to the acquired Kenan Business intangible assets of $5.1 million for 2002. The cost of software and maintenance as a percentage of related revenues was 27.1% (margin of 72.9%) for the six months ended June 30, 2002, as compared to 31.8% (margin of 68.2%) for the six months ended June 30, 2001. As discussed below, fluctuations in the gross margin for software and maintenance revenues is an inherent characteristic of software companies. This change in gross margin between periods is not considered unusual.

Cost of Professional Services.  The cost of professional services for the six months ended June 30, 2002 increased 203.3% to $28.4 million, from $9.4 million for the three months ended June 30, 2001. The increase relates to the operations of the Kenan Business discussed above. The cost of professional services as a percentage of related revenues was 76.1% (margin of 23.9%) for the six months ended June 30, 2002, as compared to 62.3% (margin of 37.7%) for the six months ended June 30, 2001. The increase in the cost of professional services as a percentage of the related revenue is due primarily to the decrease in the Broadband Division’s professional service revenue (primarily due to lower purchases by AT&T) and the inclusion of the operations of the Kenan Business.

As a result of the Kenan Business acquisition, the Company expects revenue from software and professional services to increase and become a larger percentage of total revenues. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software and perform professional services. The Company’s quarterly revenues for software and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability, and thus, fluctuations in the cost of software and maintenance, and the cost of professional services as a percentage of related revenues will likely occur between periods.

Gross Margin.  The overall gross margin for the six months ended June 30, 2002, increased 21.2% to $179.9 from $148.4 million for the six months ended June 30, 2001. The overall gross margin percentage decreased to 60.0% for the six months ended June 30, 2002, compared to 63.4% for the six months ended June 30, 2001. The change in the gross margin and gross margin percentage is due to the factors discussed above.

Research and Development Expense.  R&D expense for the six months ended June 30, 2002, increased 54.6% to $38.9 million, from $25.2 million for the six months ended June 30, 2001. As a percentage of total revenues, R&D expense increased to 13.0% for the six months ended June 30, 2002, from 10.8 % for the six months ended June 30, 2001. The Company did not capitalize any software development costs during the six months ended June 30, 2002 and 2001.

The increase in the R&D expenditures between periods is due primarily to inclusion of R&D for the various Kenan Business products since the closing of the acquisition on February 28, 2002, and to a much lesser degree, increased R&D efforts on several other new products and enhancements to current products. The Company’s development and enhancement efforts for the first half of 2002 were focused primarily on: (i) various IPRD projects for the Kenan Business discussed in detail in the “Kenan Business Acquisition” section above, as well as updates and enhancements to the existing versions of the Kenan Business product family, and the efforts necessary to integrate the Kenan Business product family with the Company’s other products and services; (ii) development of CSG NextGen; and (iii) enhancements to CSG CCS/BP and related software products which will increase the functionalities and features of the products.

The Company expects its investment in R&D over time will approximate the Company’s historical investment rate of 10%-13% of total revenues. This investment will be focused on the CSG CCS/BP, CSG Kenan/BP, CSG Kenan/OM, and CSG Data Mediation solutions, as well as additional stand-alone products as they are identified.

Selling, General and Administrative Expense.  SG&A expense for the six months ended June 30, 2002, increased 103.4% to $54.2 million, from $26.7 million for the six months ended June 30, 2001. As a percentage of total revenues, SG&A expense increased to 18.1% for the six months ended June 30, 2002, from 11.4% for the six months ended June 30, 2001. The increase in SG&A expense primarily relates to the inclusion of four months of SG&A expenses for the Kenan Business since the closing of the acquisition on February 28, 2002, and to a lesser degree: (i) increased bad debt expense due to an increase in reserves established for clients with a high degree of collectibility risk, including Adelphia; and (ii) additional legal fees incurred during the three months ended June 30, 2002, related to the AT&T and Comcast litigations.

Depreciation Expense.  Depreciation expense for the six months ended June 30, 2002, increased 29.6% to $8.9 million, from $6.9 million for the six months ended June 30, 2001. The increase in expense relates to capital expenditures made during the last six months of 2001 and the first six months of 2002 in support of the overall growth of the Company and depreciation related to the acquired fixed assets from the Kenan Business acquisition. The capital expenditures during the aforementioned period consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Kenan Business Acquisition-Related Charges.   See the “Kenan Business Acquisition” section above for a detailed discussion of these charges.

Operating Income.  Operating income for the six months ended June 30, 2002, was $50.5 million or 16.8% of total revenues, compared to $89.7 million or 38.3% of total revenues for the six months ended June 30, 2001. The decrease in these measures between years relates to the factors discussed above. Operating income on an adjusted basis (excluding the Kenan Business acquisition-related charges) was $77.9 million, or 25.9% of total revenues.

Interest Expense.  Interest expense for the six months ended June 30, 2002, increased 231.5% to $6.3 million, from $1.9 million for the six months ended June 30, 2001, with the increase due primarily to the debt borrowed to finance the Kenan Business acquisition, as discussed in Note 6 to the Financial Statements. The weighted-average balance of the Company’s long-term debt for the six months ended June 30, 2002, was approximately $183.4 million, compared to approximately $56.0 million for the six months ended June 30, 2001. The weighted-average interest rate on the Company’s debt borrowings for the six months ended June 30, 2002 was approximately 6.2%, compared to 6.9% for the six months ended June 30, 2001.

Interest and Investment Income.  Interest and investment income for the six months ended June 30, 2002, decreased 23.5% to $1.4 million, from $1.8 million for the six months ended June 30, 2001. The decrease is due primarily to the reduction in the interest rates available on investments the Company uses to earn a return on its idle cash.

Other expense.  Other expense for the six months ended June 30, 2002, increased to $1.1 million from $23,000 for the six months ended June 30, 2001. The increase is due primarily to losses on foreign currency translations during the second quarter of 2002.

Income Tax Provision.  For the six months ended June 30, 2002, the Company recorded an income tax provision of $22.8 million, or an effective income tax rate of approximately 51%. The Company’s effective income tax rate for 2001 was approximately 38%. The increase in the effective income tax is due primarily to non-deductible costs related to the Kenan Business acquisition incurred in the first quarter of 2002. Certain intangible assets from the Kenan Business acquisition were acquired outside the United States and are not deductible for income tax purposes.

Results of Operations - Operating Segments

The Company’s operating segment information and corporate overhead costs for the six months ended June 30, 2002 and 2001, are presented below (in thousands). Information for the prior period has been restated to conform to the current period’s presentation.

	Six Months Ended June 30, 2002

	Broadband	GSS
	Division	Division		Corporate	Total

Processing revenues	$182,258	$259		$-	$182,517
Software revenues	22,679	21,699		-	44,378
Maintenance revenues	9,845	26,120		-	35,965
Professional services revenues	1,800	35,453		-	37,253

Total revenues	216,582	83,531		-	300,113
Segment operating expenses (1)	106,972	93,002		22,269	222,243

Contribution margin (loss) (1)	$109,610	$(9,471)		$(22,269)	$77,870

Contribution margin (loss) percentage	50.6%	(11.3%	)	NA	25.9%

(1)	Segment operating expenses and segment contribution margin exclude the Kenan Business acquisition-related charges of $27.4 million.

	Six Months Ended June 30, 2001

	Broadband	GSS
	Division	Division	Corporate	Total

Processing revenues	$162,567	$-	$-	$162,567
Software revenues	48,890	-	-	48,890
Maintenance revenues	7,728	-	-	7,728
Professional services revenues	15,000	-	-	15,000

Total revenues	234,185	-	-	234,185
Segment operating expenses	103,491	23,653	17,301	144,445

Contribution margin (loss)	$130,694	$(23,653)	$(17,301)	$89,740

Contribution margin (loss) percentage	55.8%	NA	NA	38.3%

Reconciling information between reportable segments contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Six Months Ended
	June 30,

	2002	2001

Segment contribution margin	$77,870	$89,740
Kenan Business acquisition-related charges	27,354	-

Operating income	50,516	89,740
Interest expense	(6,282)	(1,895)
Interest income and other	293	1,811

Income before income taxes	$44,527	$89,656

Broadband Division
Total Revenues. Total Broadband Division revenues for the six months ended June 30, 2002 decreased 7.5% to $216.6 million, from $234.2 million for the six months ended June 30, 2001.

Processing revenues for the six months ended June 30, 2002 increased by 12.1% to $182.3 million, from $162.6 million for the six months ended June 30, 2001. Of the total increase in processing revenues, approximately 88% resulted from an increase in the number of customers of the Company’s clients which were serviced by the Company and approximately 12% was due to increased revenue per customer.

Total annualized processing revenue per video and Internet account was as follows (in thousands):

	Six Months Ended June 30,

			Increase
	2002	2001	(Decrease)

Video account	$8.77	$8.57	$2.3%
Internet account	$4.24	$4.95	(14.3%	)

The change in processing revenues per video account relates primarily to (i) changes in the usage of ancillary services by clients, (ii) the introduction of new products and services and the clients use of these products and services, and (iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.). The decrease in processing revenues per Internet account is due primarily to the ability of Internet clients to spread their processing costs, some of which are fixed, across a larger customer base.

Software revenue for the six months ended June 30, 2002 decreased by 53.6% to $22.7 million, from $48.9 million for the six months ended June 30, 2001. The decrease in revenue was due primarily to lower AT&T software purchases during the first half of 2002 as compared to the first half of 2001.

Maintenance revenue for the six months ended June 30, 2002 increased by 27.4% to $9.8 million, from $7.7 million for the six months ended June 30, 2001. The increase in maintenance revenue was due primarily to an increase in the overall client base using the Company’s Broadband Division software products.

Professional services revenue for the six months ended June 30, 2002 decreased by 88.0% to $1.8 million, from $15.0 million for the six months ended June 30, 2001. The decrease in revenue was due primarily to lower professional services purchased by AT&T during the second quarter of 2002 as compared to the second quarter of 2001.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the six months ended June 30, 2002 increased by 3.4% to $107.0 million, from $103.5 million for the six months ended June 30, 2001. This overall increase in segment operating expenses between periods is due primarily to: (i) an increase in the Company’s bad debt expense due to an increase in reserves established for clients with a high degree of collectibility risk as of June 30, 2002, including Adelphia; (ii) an increase in several variable processing costs (e.g., paper, envelopes, data processing, etc.), with these increases related to an increase in the volume of customers processed between periods; and (iii) an increase in data processing cost per customer, due to increased functionalities and features of its processing and related products.

Broadband Division contribution margin and contribution margin percentage decreased between periods primarily as a result of: (i) a decrease in software and professional services revenues in 2002; (ii) an increase in bad debt expense, as discussed above; and (iii) an increase in data processing costs per customer, as discussed above.

Global Software Services Division
Total Revenues. Total GSS Division revenues for the six months ended June 30, 2002 were $83.5 million, as compared to zero for the six months ended June 30, 2001. As discussed above, the GSS Division was formed as a result of the Kenan Business acquisition as of February 28, 2002. The prior period has been restated to conform to the current period’s presentation. There were no revenues generated for this division in the first half of 2001. The focus for this division at that time consisted primarily of product development efforts on the Company’s CSG NextGen software product. The revenues for this segment in the first half of 2002 consisted primarily of software license, maintenance, and professional services revenues for the four months of operations of the Kenan Business, and to a much lesser degree, the professional services revenues for plaNet Consulting, both of which had no comparable amounts for this period in 2001.

Segment Operating Expenses and Negative Contribution Margin. GSS Division operating expenses for the six months ended June 30, 2002 were $93.0 million, as compared to $23.7 million for the six months ended June 30, 2001. The increase in expenses between periods relates primarily to the inclusion of four months of operating expenses for the Kenan Business since the closing of the acquisition, and to a much lesser degree, the operating expenses for plaNet Consulting, both of which had no comparable amounts for this period in 2001.

Corporate
Corporate Operating Expenses. Corporate overhead expenses for the six months ended June 30, 2002, increased 28.7% to $22.3 million, from $17.3 million for the six months ended June 30, 2001. The increase in operating expenses relates primarily to: (i) the additional marketing and administrative costs to support the Company’s overall growth, and to a lesser degree; (ii) an increase in legal fees during the three months ended June 30, 2002, related to the AT&T and Comcast litigations.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2002, the Company’s principal sources of liquidity included cash, cash equivalents, and short-term investments of $94.1 million. The Company also has a revolving credit facility in the amount of $100.0 million, of which there were no borrowings outstanding as of June 30, 2002. The Company’s ability to borrow under the Revolver is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation. As of June 30, 2002, all of the $100.0 million revolving credit facility was available to the Company. The revolving credit facility expires in February 2007.

As of June 30, 2002 and December 31, 2001, respectively, the Company had $128.1 million and $92.4 million in net billed trade accounts receivable. The increase between periods relates primarily to: (i) continued revenue growth, to include the activity of the acquired Kenan Business; and (ii) the timing of billings and collections from various clients. The net billed trade accounts receivable balance includes an allowance for doubtful accounts of approximately $13.2 million and $6.3 million as of June 30, 2002, and December 31, 2001, respectively. The increase in the allowance for doubtful accounts between periods relates primarily to specific reserves established for clients with a high degree of collectibility risk as of the end of the quarter, including the Company’s accounts receivable from Adelphia as of June 30, 2002.

The Company’s trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period. The Company’s DBO calculations for the three months ended June 30, 2002 and 2001 were 56 days and 52 days, respectively.

The Kenan Business acquisition is expected to change the principal concentration of credit risk related to accounts receivable, as the Company moves from having its primary counterparties being large, established companies located in the United States, to being a wide range of clients located in following regions: North America, Central and South America, Europe/MiddleEast/Africa and Asia-Pacific. Such changes in the client base will likely have an adverse impact on the Company’s DBO as longer billing cycles (i.e., invoicing terms and cash collection cycles) are an inherent characteristic of international software and services transactions. In addition, as discussed above, the economic state of the global telecommunications industry continues to be depressed. Since most of the Company’s current and future clients operate within this industry sector, the economic state of this industry directly impacts the Company’s business, potentially increasing the likelihood of uncollectible amounts from current and future accounts receivable and lengthening the cash collection cycle. For the reasons stated in this paragraph, the Company anticipates that its DBOs may increase from its historical 55 – 60 day range to a 65 - 75 day range.

Revenue recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. Unbilled accounts receivable are an inherent characteristic of software and professional services transactions, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events. The Company expects software and professional services revenues to become an increasingly larger portion of its total revenues in the future. Consequently, the Company expects unbilled accounts receivable to increase over historical levels experienced prior to the Kenan Business acquisition. The June 30, 2002 unbilled accounts receivable balance consists primarily of several software and professional service transactions executed during recent quarters. The remaining unbilled accounts receivable balance consists primarily of recurring unbilled amounts due to monthly billing cutoffs. Over 90% of the June 30, 2002 unbilled accounts receivable are scheduled to be paid by the end of 2002, with the remainder scheduled to be paid in early 2003.

As part of the Kenan Business acquisition, the Company acquired billed and unbilled accounts receivable from Lucent. As of June 30, 2002, these accounts receivables, which reflect an estimate for doubtful accounts, were $28.5 million, compared to $64.9 million as of March 31, 2002. The decrease between periods relates primarily to cash collections during the current quarter, and to a lesser degree, adjustments to the carrying value of the accounts receivable, resulting primarily from the final audit of the Kenan Business’ net assets received during the current quarter. Since these acquired accounts receivable relate to Lucent’s operations of the Kenan Business prior to the Company’s ownership, these amounts will be tracked and reported on separately from the Company’s trade accounts receivable. Purchased Kenan Business accounts receivables will not be included in the Company’s determination of DBOs, as these accounts receivable have certain aging and collection characteristics that the Company believes would not accurately reflect the Company’s actual collection performance on its billed trade accounts receivable, as measured by its DBO calculation.

As of June 30, 2002 and December 31, 2001, respectively, the Company had $53.4 million and $30.7 million of trade accounts payable and accrued employee compensation. The increase relates to the continued growth of the Company’s business during the first six months of 2002, including the impact of the Kenan Business acquired in February 2002.

As of June 30, 2002 and December 31, 2001, respectively, the Company had $59.6 million and $10.1 million of deferred revenues, with the increase primarily due to the Kenan Business acquisition. Deferred revenues from the Kenan Business represent the estimated fair value of the contractual obligations assumed by the Company as of the acquisition date to complete various professional service contracts and software maintenance contracts. As the Company fulfills these obligations, it will recognize the appropriate amount of deferred revenue.

The Company’s net cash flows from operating activities for the six months ended June 30, 2002 and 2001 were $46.1 million and $83.5 million, respectively. Approximately $37.3 million of the decrease between periods relates to the Company’s agreement to extend the payment terms on a large software transaction across its 2000 yearend, thus distorting the cash flows from operations for the first six months of 2001.

Factoring out the impact of scheduling this payment across yearend, cash flows from operations for the first six months of 2001 would have been $46.2 million.

The Company’s net cash flows used in investing activities totaled $213.9 million for the six months ended June 30, 2002, compared to $23.8 million for the six months ended June 30, 2001, an increase of $190.1 million. The increase between periods relates primarily to the acquisition of the Kenan Business for $256.0 million during 2002.

The Company’s net cash flows provided by financing activities was $230.4 million for the six months ended June 30, 2002, compared to a use of $60.9 million for the six months ended June 30, 2001, an increase of $291.3 million. The increase between periods can be attributed to: (i) the Company borrowing $300.0 million to finance the Kenan Business acquisition and retire its previous bank debt; and (ii) a decrease in stock repurchases of $83.6 million. This net increase is offset by an increase in debt payments of $48.7 million and a reduction in proceeds between periods of $35.1 million from the exercise of stock options and warrants.

The Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the six months ended June 30, 2002 was $95.3 million, or 31.8% of total revenues, compared to $99.6 million, or 42.5% of total revenues for the six months ended June 30, 2001. EBITDA is calculated by beginning with net income, adding back: (i) income tax provision; (ii) interest expense; (iii) depreciation and amortization expense; (iv) acquisition-related charges (to include the Kenan Business acquisition-related charges); (v) any extraordinary, unusual or non-recurring expenses or losses; and (vi) any other non-cash charges, and subtracting: (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; (iii) any other non-cash income; and (iv) any cash payments made in subsequent periods related to any extraordinary, unusual or non-recurring expenses or losses. The EBITDA calculation for other companies may differ from this calculation. EBITDA is presented here as a measure of the Company’s debt service ability and is not intended to represent cash flows for the periods in accordance with generally accepted accounting principles. EBITDA includes certain non-cash revenue and expense items as a result of the purchase accounting for the Kenan Business acquisition.

The balance of the Company’s long-term debt as of June 30, 2002 is $270.0 million. As a result of a voluntary principal prepayment in March 2002 of $30 million, the next principal payment is $1.1 million and is scheduled for March 31, 2003. The total scheduled principal payments for 2003 are $16.4 million. The interest rates for the Senior Facility are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The applicable margins for the Tranche B Loan are 1.50% for base rate loans and 2.75% for LIBOR loans. As of June 30, 2002, the applicable margins for the Revolver and the Tranche A Loan were 1.25% for base rate loans and 2.50% for LIBOR loans. After September 30, 2002, the applicable margins for the Revolver and the Tranche A Loan will be dependent upon the Company’s leverage ratio and will range from 0.75% to 1.50% for base rate loans and 2.00% to 2.75% for LIBOR loans. At June 30, 2002, the interest rates for the Tranche A Loan and the Tranche B Loan were based upon a LIBOR rate of 2.38%. For an eleven-day period in May 2002, the Company had $5.0 million outstanding against the Revolver. The Company pays a commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver, which rate after September 30, 2002 is subject to reduction to 0.375% once the Company achieves a certain leverage ratio. The Company’s ability to borrow under the Revolver is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation. At June 30, 2002, all $100.0 million of the Revolver was available to the Company. Dependent upon the Company’s financial performance in 2003 and the tightening of certain financial covenants in 2003, there could be a potential limitation on the Company’s access to the entire $100.0 million Revolver commencing in April 2003. As of June 30, 2002, there were no amounts borrowed under the Revolver.

In August 1999, the Company’s Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-

to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of 10.0 million shares. During the three months ended March 31, 2002, the Company repurchased 50,582 shares under the program for approximately $1.6 million ($32.30 per share). During the three months ended June 30, 2002, the Company did not repurchase any of its common stock. Subsequent to June 30, 2002, through August 13, 2002, the Company purchased an additional 1.22 million shares of its Common Stock on the open market for $13.4 million (weighted-average price of $10.96). The amounts were paid with available corporate funds. The shares repurchased under the Company's stock repurchase program as of August 13, 2002, totaled 6.04 million shares at a total cost of $195.8 million (weighted average price of $32.43 per share). At August 13, 2002, the total remaining number of shares available for repurchase under the program totaled 3.96 million shares. The repurchased shares are held as treasury shares. One of the debt covenants under the Senior Facility places certain restrictions on the amount of Common Stock the Company can repurchase under its stock repurchase program.

The Company continues to make significant investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases under its stock repurchase program. In connection with the cost reduction initiatives discussed above, the Company expects to incur a cash restructuring charge of approximately $5 to $7 million in second half of 2002 related to involuntary employee termination benefits. In addition, as part of its growth strategy, the Company is expanding its international business and is continually evaluating potential business and asset acquisitions. The Company had no significant capital commitments as of June 30, 2002. The Company believes that cash generated from operating activities, together with its current cash and cash equivalents, and the amount available under its revolving credit facility, will be sufficient to meet its anticipated cash requirements for both its short- and long-term purposes. The Company also believes it has additional borrowing capacity and could obtain additional cash resources by amending its current credit facility.

AT&T Business Relationship

Dependence on AT&T
AT&T completed its merger with Tele-Communications, Inc. (“TCI”) in 1999 and completed its merger with MediaOne Group, Inc. (“MediaOne”) in 2000. The percentages of the Company’s total revenues generated from AT&T Broadband and affiliated companies (“AT&T”) for the three months ended June 30, 2002 and 2001 were approximately 25% and 57%, and for the six months ended June 30, 2002 and 2001 were approximately 28% and 60%, respectively. The decrease in the percentages between periods relates primarily to a decrease in the amount of software and professional services purchased by AT&T in 2002 when compared to 2001, as well as an increase in total revenues between periods from all other clients, including revenue related to the acquisition of the Kenan Business. The Company expects that revenues generated from AT&T for all of 2002 will be approximately 25% to 30% of the Company’s total 2002 revenues. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client. One such risk is that, should AT&T’s business generally decline, it would have a material impact on the Company’s results of operations.

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

In the arbitration, AT&T seeks a “declaration” that it is entitled to terminate the AT&T Contract on its fifth anniversary (August 10, 2002) or at any time on 90 days written notice to the Company. If AT&T elects to terminate the contract, it seeks full cooperation from the Company for whatever period of time it takes to convert AT&T’s approximately 15.5 million customers to another vendor’s customer care and billing system. In addition, AT&T is seeking unspecified damages from the Company. The Company and AT&T have agreed upon a single arbitrator to hear the dispute, and a preliminary discovery schedule has been set by the arbitrator.

On May 31, 2002 the Company responded to AT&T’s arbitration demand. In its response, the Company denied AT&T’s allegations that the Company had breached the Contract. The Company also filed a number of counter claims alleging that AT&T has breached its obligations to the Company and is seeking unspecified damages. Included among the Company’s counterclaims against AT&T is a request for a declaratory judgement that following the Comcast Corporation (“Comcast”) and AT&T merger (discussed in more detail below), the approximately 8.5 million Comcast customers would be subject to the AT&T Contract and thereby must, subject to certain conditions, be processed on the Company’s system.

The Company emphatically denies the allegations in the AT&T arbitration demand, and denies that it is in breach of the AT&T Contract. However, if the AAA arbitration panel determines that the Company either has: (i) materially or repeatedly defaulted in the performance of its obligations without satisfying the cure provisions of the AT&T Contract; or (ii) failed to substantially comply with its material obligations under the AT&T Contract taken as a whole, then AT&T may be able to terminate the AT&T Contract prior to its natural expiration on December 31, 2012. Should AT&T be successful in: (i) its claims for unspecified damages or its Most Favored Nations claims; or (ii) terminating the AT&T Contract in whole or in part, it would have a material adverse effect on the financial condition of the Company and its overall future operations. As of June 30, 2002, the Company has not reflected an accrual on its consolidated balance sheet for the potential exposure of any loss related to the AT&T arbitration proceedings because the Company has concluded that it is not probable that such a loss has occurred, and the amount of any potential loss, could not reasonably be estimated at this time, even within a range.

While the substance of any negotiations between the Company and AT&T, as well as any arbitration proceedings, are not being made public at this time, readers are strongly encouraged to review frequently the Company’s filings with the SEC as well as all public announcements from the Company relating to the dispute between the companies. This is of particular importance as it is impossible to predict accurately at this time when any partial or entire resolution to this dispute may be forthcoming, either inside or outside of the arbitration process.

Comcast Corporation and AT&T Broadband Merger
In December of 2001, Comcast announced that it would acquire AT&T Broadband, a merger that would create the largest cable television company in the world. Under the reported terms of the definitive merger agreement, AT&T Corporation will spin off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation. It is premature at this time to speculate what impact this transaction will have on the Company’s operations, if any. As discussed above, the Company believes it has certain rights under the AT&T Contract to process the Comcast customers on its systems after the merger is completed. The merger is expected to close in late 2002.

On June 21, 2002, the Company filed a complaint in U.S. District Court in Denver, Colorado alleging that Comcast has unlawfully interfered with the AT&T Contract. In its complaint, the Company: (i) seeks unspecified damages for Comcast’s illegal conduct and interference with the AT&T Contract; and (ii) states that Comcast is improperly attempting to avoid becoming bound by the AT&T Contract and has enlisted AT&T Broadband in an illegal conspiracy in an attempt to unjustly terminate the AT&T Contract. As part of this plan, the complaint alleges Comcast and AT&T have attempted to manipulate the Company’s stock price by leaking statements to key industry analysts and other market participants that inaccurately describe the AT&T Contract and the Company’s rights. These statements have, as Comcast intended, had a negative impact on the Company’s stock price since November 2001, the complaint alleges. The complaint also alleges that Comcast has induced AT&T to take a number of actions designed to wrongfully terminate its contract with the Company. These include directing AT&T to make plans to replace the Company with Convergys Corporation, another billing vendor, and falsely challenging the Company’s performance under the agreement and initiating baseless litigation against the Company. Comcast has answered the Company's complaint, denying all charges and has asked the Court to dismiss the complaint, or in the alternative, stay the complaint until after the AT&T arbitration matter has been completed.

Contract Rights and Obligations (as amended)
The AT&T Contract expires in 2012. The AT&T Contract has minimum financial commitments (based upon processing 13 million wireline video customers and one million Internet/high speed data customers) over the term of the contract and includes exclusive rights to provide customer care and billing products and services for AT&T’s offerings of wireline video, all Internet/high-speed data services, and print and mail services. During the fourth quarter of 2000, the Company relinquished its exclusive rights to process AT&T’s wireline telephony customers, and those AT&T customers were fully converted to another service provider by the end of 2001. The loss of these customers did not have a material impact on the Company’s result of operations.

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

The AT&T Contract contains certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company’s products and services include innovations in features and functions that have become standard in the wireline video industry. If the audit determines the Company is not providing such an innovation and it fails to do so in the manner and time period dictated by the contract, then AT&T would be released from its exclusivity obligation to the extent necessary to obtain the innovation from a third party. As a result of two separate technical audits, the Company believes that it is in compliance with the AT&T Contract’s technical audit requirements. AT&T has recently requested that the companies forego the current technical audit in light of the pending arbitration. The Company is currently reviewing its alternatives.

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

Interest Rate Risk. As of June 30, 2002, the Company had long-term debt of $270.0 million, consisting of a Tranche A Term Loan with an outstanding balance of $107.3 million, a Tranche B Term Loan with an outstanding balance of $162.7 million, and a $100 million revolving credit facility (the “Revolver”) with an outstanding balance of zero. The interest rates for the Revolver and the two tranches of term loans are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin, with the applicable margin dependent upon the Company’s leverage ratio. As of June 30, 2002, the applicable margins for the Revolver and the Tranche A Loan were 1.25% for base rate loans and 2.50% for LIBOR loans, and the applicable margins for the Tranche B Loan were 1.50% for base rate loans and 2.75% for LIBOR loans. The carrying amount of the Company’s long-term debt approximates fair value due to its variable interest rate features. See Note 7 to the Financial Statements for additional description of the long-term debt and scheduled principal payments.

As of June 30, 2002, the Company had locked into a LIBOR rate of 2.38%, making a combined interest rate for the Tranche A Term Loan of 4.88% and for the Tranche B Term Loan of 5.13%. This LIBOR rate is effective through September 30, 2002. The Company is currently evaluating whether it should enter into derivative financial instruments for the purposes of managing its interest rate risk after September 30, 2002.

Foreign Exchange Rate Risk. The Company has not historically utilized derivative financial instruments for purposes of managing its foreign currency exchange rate risk. Until February 28, 2002, when the Company acquired the Kenan Business, the Company’s foreign currency transactions related almost entirely to the operations conducted through its United Kingdom (“UK”) subsidiary, CSG International Limited (“CSGI”). CSGI’s transactions were executed primarily within the UK and generally were denominated in British pounds and U.S. dollars. Exposure to variability in currency exchange rates was mitigated by the fact that purchases and sales are typically in the same currency with similar maturity dates and amounts and certain transactions were denominated in U.S. dollars. Beginning March 1, 2002, the Company has become more exposed to the impact of the changes in foreign currency exchange rates. With the acquisition of the Kenan Business, the Company has diversified its customer base by adding approximately 200 customers in approximately 40 countries, and is in the process of expanding its international infrastructure into Europe, Asia Pacific and Latin America. As a general rule, the Company’s revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar will result in the Company’s products and services being more expensive to a potential foreign buyer, and in those instances where the Company’s goods and services have already been sold, will result in the receivables being more difficult to collect. The Company does at times enter into revenue contracts that are denominated in the currency of the country in which it has substantive operations, principally the United Kingdom, Australia, Canada and Singapore. This practice serves as a natural hedge to finance the expenses incurred in those locations. The Company is currently evaluating whether it should enter into derivative financial instruments for the purposes of managing its foreign currency exchange rate risk.

Market Risk Related to Short-term Investments. There have been no material changes to the Company’s market risks related to short-term investments during the three months ended June 30, 2002.

See the Company’s 2001 Form 10-K for additional discussion regarding the Company’s market risks.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company to select appropriate company accounting policies, and to make judgements and estimates affecting the application of those accounting policies. In applying the Company’s accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Financial Statements.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting principles upon which the Company’s financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) software capitalization; (iii) intangible assets; (iv) accounting for business combinations; and (v) income taxes. These critical accounting policies and the Company’s other significant accounting policies are disclosed in Notes 2 and 6 to the Company’s Consolidated Financial Statements in the Company’s 2001 10-K.

Revenue Recognition. The Company derives its revenues from the following sources: (i) processing and related services; (ii) software licenses; (iii) maintenance services; and (iv) professional services. The Company has historically generated a substantial portion of its total revenues from providing processing and related services. As a result of the Kenan Business acquisition, the Company expects revenue from software licenses, maintenance services, and professional services to increase and become a larger percentage of total revenues.

The accounting for processing and related services revenues generally requires few judgements and estimates as these revenues are recognized as the services are performed. Processing fees are typically billed monthly based on the number of client’s customers served, ancillary services are typically billed on a per transaction basis, and certain customized print and mail services are billed on a usage basis. Credit losses have historically been highly predictable because of the concentration of revenues with a small number of large, established companies.

The accounting for software revenues, especially when software is sold in a multiple-element arrangement, is more complex and requires judgement in applying the applicable accounting literature, primarily SOP 97-2, SOP 98-9, and Emerging Issues Task Force (“EITF”) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware”. Key judgmental matters considered in accounting for software and related services include: (i) the identification of the separate elements of the software arrangement and whether the undelivered elements are essential to the functionality of the delivered elements; (ii) the assessment of whether the Company’s hosted service transactions meet the requirements of EITF Issue No. 00-03 to be treated as a separate element to the software arrangement; (iii) the determination of vendor-specific objective evidence of fair value for each element of the software arrangement; (iv) the assessment of whether the software fees are fixed or determinable; and (v) the assessment of whether services included in the software arrangement represent significant production, customization or modification of the software. The judgements made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized.

As a result of the Kenan Business acquisition, certain of the Company’s software arrangements involve significant production, modification or customization of the software being licensed. As a result, revenues related to these software arrangements are recognized over the course of these arrangements under the percentage-of-completion method of accounting in conformity with ARB No. 45, SOP 81-1, and SOP 97-2. Under the percentage-of-completion method of accounting, software license and professional services revenues are recognized as work is performed. The Company typically uses hours performed on the arrangement as the basis to determine the percentage of the work completed. The use of the percentage-of-completion method of revenue recognition requires estimates of percentage of project completion. The judgments made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized; and (ii) determine whether an overall loss on an arrangement is required to be recorded.

The accounting for software maintenance services generally requires few judgements and estimates as these revenues are are recognized ratably over the service period. However, certain estimations may be required when maintenance services are sold as part of a multiple-element arrangement, as a portion of the overall fee arrangement must be allocated to the undelivered maintenance services. The key judgmental matter considered in accounting for maintenance services in a multiple-element arrangement include: (i) the determination of vendor-specific objective evidence of fair value of the maintenance services; and (ii) the period of time maintenance services are expected to be performed. The judgements made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized.

Professional services revenues consist of a variety of consulting services, such as product installation and customization, business consulting and project management. Revenue from professional services billed on a time and materials basis is recognized as the services are performed and amounts due from customers are deemed collectible and are contractually non-refundable. There are few judgements and estimates made in accounting for these types of arrangements. Revenue from fixed price long-term contracts is recognized under the percentage-of-completion method of accounting for individual contracts using hours completed as the basis to determine the percentage of the work completed. The use of the percentage-of-completion method of revenue recognition requires estimates of percentage of project completion. The judgments made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized; and (ii) determine whether an overall loss on an arrangement is required to be recorded. In instances when the work performed on fixed price agreements is of relatively short duration, or if the Company is unable to make sufficiently accurate estimates of costs at the outset of the arrangement, the Company uses the completed contract method of accounting whereby revenue is recognized when the work is completed. There are few judgements and estimates made in accounting for these types of arrangements.

The EITF is currently considering revenue recognition in multi-element arrangements in EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and the Financial Accounting Standards Board is expected to begin work on a revenue recognition project in the near future. The conclusions reached in these proceedings, and subsequent interpretations of those conclusions, may impact the Company’s significant revenue recognition judgements.

Software Capitalization. The Company expends substantial amounts on research and development, particularly for new software products or for enhancements of existing products. The Company expended $52.2 million, $42.3 million and $34.4 million for software research and development in 2001, 2000 and 1999, respectively. SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. The determination of whether a software product has achieved technological feasibility is, by its nature, highly subjective. This decision could significantly affect earnings during the development period by either: (i) capitalizing development costs; or (ii)

expensing pre-technological feasibility research costs. Further, once capitalized, the developed software is amortized based upon the greater of: (i) straight-line amortization; or (ii) expected product revenues. The determination of expected product revenues is highly judgmental. Finally, all long-lived assets (including capitalized software) must be assessed for impairment if facts and circumstances warrant such a review. Under the current standard, a long-lived asset is impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of future cash flows and, if required, fair value of a long-lived asset is by its nature, a highly subjective judgment.

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

Accounting for Business Combinations. Accounting for business combinations, including the allocation of the purchase price to acquired assets and assumed liabilities based on their estimated fair values, requires management in certain circumstances to estimate fair values for items that have no ready market or for which no independent market exists. Management uses its best judgement to determine a fair value based upon inference to other transactions and other data. As a result, the amounts determined by the Company for such items as accounts receivable, identifiable intangible assets, goodwill, and deferred revenue are not individually the result of an arm’s length transaction, but are the result of management estimates and the allocation of the purchase price. Accordingly, revenue recognized by the Company related to fulfillment of assumed obligations is based on fair value estimates made by the Company. In addition, the acquisition of the Kenan business resulted in approximately $200 million of goodwill. Such goodwill is subject to review for impairment at least annually, or more frequently if circumstances warrant. Because the review is a fair value-based review, there is a high degree of subjective judgement required. If it is determined that the fair values do not support the carrying value of the goodwill, an impairment charge will be recorded and the amount could be material.

Income Taxes. The Company is required to estimate its income taxes in each jurisdiction in which it operates. This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as purchased research and development costs, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities on the Company’s consolidated financial statements. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent recovery is not likely, must establish a valuation allowance. As of June 30, 2002, the Company had net deferred tax assets of $49.1 million, relating primarily to its domestic operations, which represented approximately 7% of total assets. Management believes that sufficient taxable income will be generated in the future to realize the entire benefit of the Company’s deferred tax assets. The Company’s assumptions of future profitable operations are supported by the Company’s strong operating performances over the last several years and the Company’s long-term customer care and billing system processing contracts.

CSG SYSTEMS INTERNATIONAL, INC.
PART  II.   OTHER INFORMATION

Item 1.	Legal Proceedings

AT&T Contract
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

On May 10, 2002, AT&T filed a demand with the American Arbitration Association ("AAA") to arbitrate its claims against the Company. In its demand for arbitration, AT&T cited matters consistent with those of the March 13, 2002 claims against the Company, and the March 18, 2002 injunctive relief, as discussed immediately above. They are as follows. First, AT&T claims that the Company has "interfered" with AT&T’s "right" to provide aggregated billing services to its customers. In particular, AT&T contends that the Company has not cooperated with AT&T in utilizing another vendor to provide aggregated billing services and that the Company has improperly asserted its exclusivity rights under the AT&T Contract. Second, AT&T claims that the Company has breached the Most Favored Nations clause of the AT&T Contract. And finally, AT&T claims that the Company has violated its obligation to provide AT&T with its customer data in a deconversion format.

In the arbitration, AT&T seeks a "declaration" that it is entitled to terminate the AT&T Contract on its fifth anniversary (August 10, 2002) or at any time on 90 days written notice to the Company. If AT&T elects to terminate the contract, it seeks full cooperation from the Company for whatever period of time it takes to convert AT&T’s approximately 15.5 million customers to another vendor’s customer care and billing system. In addition, AT&T is seeking unspecified damages from the Company. The Company and AT&T have agreed upon a single arbitrator to hear the dispute, and a preliminary discovery schedule has been set by the arbitrabor.

On May 31, 2002 the Company responded to AT&T’s arbitration demand. In its response, the Company denied AT&T’s allegations that the Company had breached the Contract. The Company also filed a number of counter claims alleging that AT&T has breached its obligations to the Company and is seeking unspecified damages. Included among the Company’s counterclaims against AT&T is a request for a declaratory judgement that following the Comcast Corporation ("Comcast") and AT&T merger (discussed in more detail below), the approximately 8.5 million Comcast customers would be subject to the Contract and thereby must, subject to certain conditions, be processed on the Company’s system.

The Company emphatically denies the allegations in the arbitration demand, and denies that it is in breach of the AT&T Contract. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for additional discussions of this matter.

Other
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

	(a)	The 2002 annual meeting (the “Annual Meeting”) of stockholders of CSG Systems
International, Inc. was held on May 31, 2002.

	(b)	The following persons were elected as directors at the Annual Meeting:

Class II (term expiring in 2005)
Donald V. Smith
Bernard W. Reznicek

The following directors’ term of office continued after the Annual Meeting:

Janice I. Obuchowski
John P. Pogge
George F. Haddix
Neal C. Hansen
Frank V. Sica

	(c)	Votes were cast or withheld at the Annual Meeting as follows:

Election of directors:
Director	For	Withheld
Donald V. Smith	46,549,745	319,810
Bernard W. Reznicek	46,504,026	365,529

Item 5.	None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

		10.02	CSG Employee Stock Purchase Plan

		10.14B	Second Amendment to Employment Agreement with Neal C. Hansen, dated
April 29, 2002

		10.50	CSG Systems International, Inc. 2001 Stock Incentive Plan

		99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities
Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

	(b)	Reports on Form 8-K

•

Form 8-K/A dated May 14, 2002, amending Form 8-K dated March 14, 2002, under Item 2, Acquisition or Disposition of Assets, reporting the acquisition of the billing and customer care asses of Lucent Technologies (the Kenan Business). The pro forma financial information included in the Form 8-K/A was as follows:

Unaudited pro forma combined statement of operations for the year ended December 31, 2001

Unaudited pro forma combined statement of operations for the three months ended March 31, 2002

•

Form 8-K dated May 15, 2002, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated May 13, 2002.  The press release announced that AT&T Broadband Management Corporation had filed a demand to arbitrate certain disputes with CSG Systems, Inc., a wholly owned subsidiary of the registrant, arising under the Master Subscriber Management Agreement the companies entered into in 1997.

•

Form 8-K dated June 17, 2002, under Item 4, Change in Registrant’s Certifying Accountant, was filed with the Securities and Exchange Commission stating that the Company’s Board of Directors, effective June 17, 2002: (i) rescinded its previous selection of Arthur Andersen LLP to examine the financial statements of and to serve as the independent public accountants for the registrant and its subsidiaries for 2002; and (ii) selected KPMG LLP to audit the financial statements of the registrant and its subsidiaries for 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002
CSG SYSTEMS INTERNATIONAL, INC.

/s/ Neal C. Hansen

Neal C. Hansen
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Peter E. Kalan

Peter E. Kalan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Randy R. Wiese

Randy R. Wiese
Vice President and Controller
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.02	CSG Employee Stock Purchase Plan

10.14B	Second Amendment to Employment Agreement with Neal C. Hansen, dated April 29, 2002

10.50	CSG Systems International, Inc. 2001 Stock Incentive Plan

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities
Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

Exhibit 99.01

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

CERTAIN CAUTIONARY STATEMENTS AND
RISK FACTORS

CSG Systems International, Inc. and its subsidiaries (collectively, the “Company”) or their representatives from time-to-time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation, any such statements made or to be made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in its various SEC filings or orally in conferences or teleconferences. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995.

ACCORDINGLY, THE FORWARD-LOOKING STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO AND ARE ACCOMPANIED BY THE FOLLOWING MEANINGFUL CAUTIONARY STATEMENTS IDENTIFYING CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.

This list of factors is likely not exhaustive. The Company operates in a rapidly changing and evolving business involving the converging communications markets, and new risk factors will likely emerge. Management cannot predict all of the important risk factors, nor can it assess the impact, if any, of such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those in any forward-looking statements.

ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT FORWARD-LOOKING STATEMENTS WILL BE ACCURATE INDICATORS OF FUTURE ACTUAL RESULTS, AND IT IS LIKELY THAT ACTUAL RESULTS WILL DIFFER FROM RESULTS PROJECTED IN FORWARD-LOOKING STATEMENTS AND THAT SUCH DIFFERENCES MAY BE MATERIAL.

RELIANCE ON KEY CUSTOMER CARE AND BILLING PRODUCTS AND SERVICES

In connection with the Kenan Business acquisition, the Company has reorganized its business into two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

The Broadband Division generates a substantial portion of its revenues by providing customer care and billing services to the United States cable television and direct broadcast satellite industries through its core service bureau processing product, CSG CCS/BP (“CCS”). Historically, a substantial portion of the Company’s total revenues were generated from CCS. CCS is expected to provide a large portion of the Company’s and most of the Broadband Division’s total revenues in the foreseeable future.

The GSS Division consists of the Company’s stand-alone software products and related services, which consists principally of the Kenan Business acquired in February 2002. Historically, a significant portion of Kenan Business’ revenues have been generated from its core customer care and billing system product, CSG Kenan/BP (formerly Arbor B/P), and professional services associated with this product. CSG Kenan/BP and related professional services are expected to provide a large portion of GSS Division’s total revenues in the foreseeable future.

Any reduction in demand for CCS and/or CSG Kenan/BP would have a material adverse effect on the financial condition and results of operations of the Company. In addition, the market for customer care and billing systems is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. The Company believes that its future success in sustaining and growing its processing revenues and software and professional services revenues depends upon continued market acceptance of its current products, including CCS and CSG Kenan/BP, and its ability to adapt, modify, maintain, and operate its products to address the increasingly complex and evolving needs of its clients, without sacrificing the reliability or quality of the products. As a result, substantial research and development will be required to maintain the competitiveness of the Company’s products and services in the market. There is an inherent risk of technical problems in maintaining and operating the Company’s products and services as the complexities are increased. Development projects can be lengthy and costly, and are subject to changing requirements, programming difficulties, a shortage of qualified personnel, and unforeseen factors which can result in delays. In addition, the Company is typically responsible for the implementation of new products, and depending upon the specific product, may also be responsible for operations of the product. There is an inherent risk in the successful implementation and operations of these products as the technological complexities increase. There can be no assurance: (i) of continued market acceptance of the Company’s current products; (ii) that the Company will be successful in the timely development of product enhancements or new products that respond to technological advances or changing client needs; or (iii) that the Company will be successful in supporting the implementation and/or operations of product enhancements or new products.

AT&T BUSINESS RELATIONSHIP

Contract Rights and Obligations (as amended)
The AT&T Contract has an original term of 15 years and expires in 2012. The AT&T Contract includes minimum financial commitments by AT&T over the life of the contract, and as amended, includes exclusive rights for the Company to provide customer care and billing products and services for AT&T’s offerings of wireline video, all Internet/high speed data services, and print and mail services. During the fourth quarter of 2000, the Company relinquished its exclusive rights to process AT&T’s wireline telephony customers, and those AT&T customers were fully converted to another service provider by the end of 2001. The Company does not expect the loss of these customers to have a material impact on the Company’s result of operations.

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

The AT&T Contract contains certain performance criteria and other obligations to be met by the Company. The Company is subject to various remedies and penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company’s products and services include innovations in features and functions that have become standard in the wireline video industry. If an audit determines the Company is not providing such an innovation and it fails to do so in the manner and time period dictated by the contract, then AT&T would be released from its exclusivity obligation to the extent necessary to obtain the innovation from a third party.

To fulfill the AT&T Contract and to remain competitive, the Company believes it will be required to develop additional features to existing products and services, and possibly in certain circumstances, new products and services, all of which will require substantial research and development, as well as implementation and operational aptitude. AT&T has the right to terminate the AT&T Contract in the event of certain defaults by the Company. To date, the Company believes it has complied with the terms of the contract. Should the Company fail to meet its obligations under the AT&T Contract, and should AT&T be successful in any action to either terminate the AT&T Contract in whole or in part, or collect damages caused by an alleged breach, it would have a material adverse impact on the Company’s future results of operations. Indeed, on September 27, 2000, AT&T filed a Demand for Arbitration relating to the AT&T Contract, causing a significant drop in the trading price of the Company’s Common Stock. On October 10, 2000, AT&T agreed to dismiss its Demand for Arbitration with the Company. In connection with the dismissal, the companies agreed to amend the AT&T Contract. See the Company’s 2001 10-K for additional discussions of this matter.

AT&T Dispute
On March 13, 2002, AT&T Broadband notified the Company that AT&T is “considering” the initiation of arbitration against the Company relating to the AT&T Contract. The letter stated that AT&T’s decision whether to seek arbitration is subject to the parties exhausting the negotiation process specified in the AT&T Contract. That dispute resolution portion of the agreement calls for senior officers from each company to meet promptly and for a period of not less than 30 days in an effort to resolve the dispute. In the letter, AT&T stated that any action to terminate the AT&T Contract would be based upon the following claims. First, AT&T claims that the Company failed to provide bundled or aggregated billing services, including the Company’s breach of its obligation to provide telephony billing when required to do so under the AT&T Contract. Second, the letter states that the Company has not cooperated with AT&T in utilizing another vendor to provide aggregated billing services, as well as the Company’s improper assertion of its exclusivity rights. Third, the letter claims that the Company has breached the Most Favored Nations clause of the AT&T Contract.

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

In the arbitration, AT&T seeks a “declaration” that it is entitled to terminate the AT&T Contract on its fifth anniversary (August 10, 2002) or at any time on 90 days written notice to the Company. If AT&T elects to terminate the contract, it seeks full cooperation from the Company for whatever period of time it takes to convert AT&T’s approximately 15.5 million customers to another vendor’s customer care and billing system. In addition, AT&T is seeking unspecified damages from the Company. The Company and AT&T have agreed upon a single arbitrator to hear the dispute, and a preliminary discovery schedule has been set by the arbitrator.

On May 31, 2002 the Company responded to AT&T’s arbitration demand. In its response, the Company denied AT&T’s allegations that the Company had breached the Contract. The Company also filed a number of counter claims alleging that AT&T has breached its obligations to the Company and is seeking unspecified damages. Included among the Company’s counterclaims against AT&T is a request for a declaratory judgement that following the Comcast Corporation (“Comcast“) and AT&T merger (discussed in more detail below), the approximately 8.5 million Comcast customers would be subject to the AT&T Contract and thereby must, subject to certain conditions, be processed on the Company’s system.

The Company emphatically denies the allegations in the AT&T arbitration demand, and denies that it is in breach of the AT&T Contract. However, if the AAA arbitration panel determines that the Company either has: (i) materially or repeatedly defaulted in the performance of its obligations without satisfying the cure provisions of the AT&T Contract; or (ii) failed to substantially comply with its material obligations under the AT&T Contract taken as a whole, then AT&T may be able to terminate the AT&T Contract prior to its natural expiration on December 31, 2012. Should AT&T be successful in: (i) its claim for unspecified damages on its Most Favored Nations claims; or (ii) terminating the AT&T Contract in whole or in part, it would have a material adverse effect on the financial condition of the Company and its overall future operations. As of June 30, 2002, the Company has not reflected an accrual on its consolidated balance sheet for the potential exposure of any loss related to the AT&T arbitration proceedings because the Company has concluded that it is not probable that such a loss has occurred, and the amount of any potential loss, could not reasonably be estimated at this time, even within a range.

While the substance of any negotiations between the Company and AT&T, as well as any arbitration proceedings, are not being made public at this time, readers are strongly encouraged to review frequently the Company’s filings with the SEC as well as all public announcements from the Company relating to the dispute between the companies. This is of particular importance as it is impossible to predict accurately at this time when any partial or entire resolution to this dispute may be forthcoming, either inside or outside of the arbitration process.

A copy of the AT&T Contract and all subsequent amendments (including the amendment executed as part of the agreement to withdraw AT&T’s September 27, 2000 Demand for Arbitration) are included in the Company’s exhibits to its periodic public filings with the SEC. These documents are available on the Internet and the Company encourages readers to review those documents for further details.

Comcast Corporation and AT&T Broadband Merger
In December of 2001, Comcast announced that it would acquire AT&T Broadband, a merger that would create the largest cable television company in the world. Under the reported terms of the definitive merger agreement, AT&T Corporation will spin off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation. It is premature at this time to speculate what impact this transaction will have on the Company’s operations, if any. The Company believes the AT&T Contract would remain in effect in the event there is a change in control of AT&T Broadband; however, it is impossible to predict how any successor entity(s) to AT&T Broadband would interpret their obligations under the AT&T Contract. It is also impossible to predict what impact any dispute would have on the Company’s results of operations or market for its securities. As discussed above, the Company believes it has certain rights under the AT&T Contract to process the Comcast customers on its systems after the merger is completed. The merger is expected to close in late 2002.

On June 21, 2002, the Company filed a complaint in U.S. District Court in Denver, Colorado alleging that Comcast has unlawfully interfered with the AT&T Contract. In its complaint, the Company: (i) seeks unspecified damages for Comcast’s illegal conduct and interference with the AT&T Contract; and (ii) states that Comcast is improperly attempting to avoid becoming bound by the AT&T Contract and has enlisted AT&T Broadband in an illegal conspiracy in an attempt to unjustly terminate the AT&T Contract. As part of this plan, the complaint alleges Comcast and AT&T have attempted to manipulate the Company’s stock price by leaking statements to key industry analysts and other market participants that inaccurately describe the AT&T Contract and the Company’s rights. These statements have, as Comcast intended, had a negative impact on the Company’s stock price since November 2001, the complaint alleges. The complaint also alleges that Comcast has induced AT&T to take a number of actions designed to wrongfully terminate its contract with the Company. These include directing AT&T to make plans to replace the Company with Convergys Corporation, another billing vendor, and falsely challenging the Company’s performance under the agreement and initiating baseless litigation against the Company. Comcast has answered the Company's complaint, denying all charges and has asked the Court to dismiss the complaint, or in the alternative, stay the complaint until after the AT&T arbitration matter has been completed.

Business Activities and Dependence On AT&T
AT&T completed its merger with Tele-Communications, Inc. (TCI”) in 1999 and completed its merger with MediaOne Group, Inc. (“MediaOne”) in 2000. The percentages of the Company’s total revenues generated from AT&T for the three months ended June 30, 2002 and 2001 were approximately 25% and 57%, and for the six months ended June 30, 2002 and 2001 were approximately 28% and 60%, respectively. The decrease in the percentages between periods relates primarily to a decrease in the amount of software and professional services purchased by AT&T in 2002 when compared to 2001, as well as an increase in total revenues between periods from all other clients, including revenue related to the acquisition of the Kenan Business. The Company expects that revenues generated from AT&T for all of 2002 will be approximately 25% to 30% of the Company’s total 2002 revenues, and also expects to continue to generate a large portion of its total revenues from AT&T in future periods. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one customer. One such risk is that, should AT&T’s business generally decline, it would have a material impact on the Company’s future results of operations.

If the Company were to fail to continue to perform successfully under the AT&T Contract, that would have a material adverse effect on the financial condition and results of operations of the Company. Likewise, if AT&T were to breach its material obligations to the Company, that would have a material adverse effect on the financial condition and results of operations of the Company.

Historically, a substantial portion of the Company’s revenue growth has resulted from the sale of products and services to AT&T, both of which are in excess of the minimum financial commitments included in the contract. There can be no assurance that the Company will continue to sell products and services to AT&T in excess of the minimum financial commitments included in the contract.

RENEWAL OF ECHOSTAR COMMUNICATIONS CONTRACT

The percentages of the Company’s total revenues generated from Echostar Communications (“Echostar”) for the three months ended June 30, 2002 and 2001 were approximately 12.8% and 9.2%, and for the six months ended June 30, 2002 and 2001 were approximately 11.8% and 8.9%, respectively. The Company provides services to Echostar under a master agreement which is scheduled to expire on December 31, 2004. The failure of Echostar to renew its contract representing a significant part of its business with the Company would have a material adverse impact on the financial condition and results of operations of the Company.

RENEWAL OF AOL TIME WARNER CONTRACTS

America Online, Inc. (“AOL”) and Time Warner completed their merger in 2000, and now operate under the name AOL Time Warner, Inc. (“AOL Time Warner”). The percentages of the Company’s total revenues generated from AOL Time Warner for the three months ended June 30, 2002 and 2001 were approximately 6.0% and 7.1%, and for the six months ended June 30, 2002 and 2001 were approximately 6.4% and 7.3%, respectively. The Company provides services to AOL Time Warner under multiple, separate contracts with various AOL Time Warner affiliates. These contracts are scheduled to expire on various dates. The failure of AOL Time Warner to renew contracts representing a significant part of its business with the Company would have a material adverse impact on the financial condition and results of operations of the Company.

CONVERSION TO THE COMPANY’S SYSTEMS

The Company’s ability to convert new client sites to its customer care and billing systems on a timely and accurate basis is necessary to meet the Company’s typical contractual commitments and to achieve its business objectives. Converting multiple sites under the schedules required by contracts or business requirements is a difficult and complex process. One of the difficulties in the conversion process is that competition for the necessary qualified personnel is intense and the Company may not be successful in attracting and retaining the personnel necessary to complete conversions on a timely and accurate basis. The inability of the Company to perform the conversion process timely and accurately would have a material adverse impact on the results of operations of the Company. Currently, the Company does not have any scheduled conversions to its systems. The Company expects to gain additional market share through conversions of new customers to its systems. The inability of the Company to perform any such conversions in a timely and accurate manner could have a material adverse impact on the results of the Company.

DEPENDENCE ON UNITIED STATES VIDEO INDUSTRY - CABLE TELEVISION AND DBS

The Company’s business has a significant concentration in the U.S. cable television and direct broadcast satellite (“DBS”) industries, making the Company susceptible to a downturn in those industries. During the years ended December 31, 2001 and 2000, the Company derived 82.3% and 77.7%, and 11.7% and 16.0% of its total revenues from companies in the U.S. cable television and U.S. and Canadian DBS industries, respectively. Although this percentage is expected to decline in 2002 and beyond as a result of additional revenues expected to be generated outside the U.S. as a result of the Kenan Business acquisition, revenues from the U.S. cable television and DBS industries are still expected to provide a large portion of the Company’s total revenues in the foreseeable future. A decrease in the number of customers served by the Company’s clients, loss of business due to non-renewal of client contracts, industry and client consolidations, and/or changing consumer demand for services would adversely effect the results of operations of the Company. There can be no assurance that new entrants into the video market will become clients of the Company. Also, there can be no assurance that video providers will be successful in expanding into other segments of the converging communications markets. Even if major forays into new markets are successful, the Company may be unable to meet the special billing and customer care needs of that market.

CURRENT ECONOMIC STATE OF THE GLOBAL TELECOMMUNICATIONS INDUSTRY

The economic state of the global telecommunications industry (e.g., cable television, direct broadcast satellite, wireline and wireless telephony, Internet and high speed data, etc.) continues to be depressed, with many of the companies operating within this industry publicly reporting decreased revenues and earnings, as well as several companies recently filing for bankruptcy protection. Public reports indicate any expected turnaround in the economic state of the global telecommunications industry could be slow, and a sustained recovery could take several years. Many telecommunications companies have announced cost and capital expenditure reduction programs to cope with the depressed economic state of the industry. Since most of the Company’s current and future clients operate within this industry sector, the economic state of this industry directly impacts the Company’s business, potentially limiting the amount of products and services current or future clients may purchase from the Company, as well as increasing the likelihood of uncollectible amounts from current and future accounts receivable and lengthening the cash collection cycle. For these reasons, the continued depressed economic state of the global telecommunications industry may adversely impact the Company’s future results of operations and limit the Company’s ability to grow its revenues. Indeed, in response to the lingering poor economic conditions within this industry, on July 29, 2002, the Company announced it would begin implementation of several cost reduction initiatives during the third quarter of 2002 and reduced its revenue and earnings expectation for the remainder of 2002.

CONSOLIDATION OF THE GLOBAL TELECOMMUNICATIONS INDUSTRY

The global telecommunications industry (e.g., cable television, DBS, wireline and wireless telephony, Internet and high speed data, etc.) is undergoing significant ownership changes at an accelerated pace. One facet of these changes is that telecommunications providers are consolidating, decreasing the potential number of buyers for the Company’s products and services. In addition, consolidation in the telecommunications industry may put at risk the Company’s ability to leverage its existing relationships. Should this consolidation result in a concentration of customer accounts being owned by companies with whom the Company does not have a relationship, or with whom competitors are entrenched, it could negatively effect the Company’s ability to maintain or expand its market share, thereby adversely effecting the results of operations.

CONVERGING GLOBAL TELECOMMUNICATIONS INDUSTRY

The Company’s growth strategy is based in part on the continuing convergence and growth of the global telecommunications industry. If this industry fails to converge, grow more slowly than anticipated, or if providers in the converging markets do not accept the Company’s solutions for combining multiple communications services for a customer, there could be a material adverse effect on the Company’s growth.

COMPETITION

The market for the Company’s products and services is highly competitive. The Company directly competes with both independent providers of products and services and in-house systems developed by existing and potential clients. In addition, some independent providers are entering into strategic alliances with other independent providers, resulting in either a new competitor, or a competitor with greater resources. Many of the Company’s current and potential competitors have significantly greater financial, marketing, technical, and other competitive resources than the Company, many with significant and well-established international operations. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors.

ATTRACTION AND RETENTION OF PERSONNEL

The Company’s future success depends in large part on the continued service of its key management, sales, product development, and operational personnel. The Company is particularly dependent on its executive officers. The Company believes that its future success also depends on its ability to attract and retain highly skilled technical, managerial, operational, and marketing personnel, including, in particular, additional personnel in the areas of research and development and technical support. Competition for qualified personnel is intense, particularly in the areas of research and development, conversions and technical support. The Company may not be successful in attracting and retaining the personnel it requires, which would adversely effect the Company’s ability to meet its commitments and new product delivery objectives.

INTEGRATION OF ACQUISITIONS

As part of its growth strategy, the Company seeks to acquire assets, technology, and businesses which would provide the technology and technical personnel to expedite the Company’s product development efforts, provide complementary products or services, or provide access to new markets and clients. Consistent with this strategy, the Company recently completed the acquisition of the Kenan Business. See Note 6 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussions of the Kenan Business acquisition.

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new geographic markets and business areas; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; (iv) potential adverse effects on the Company’s operating results for various reasons, including but not limited to the following items: (a) the Company’s inability to achieve revenue targets; (b) the Company’s inability to manage and/or reduce operating costs; (c) the Company’s inability to achieve certain operating synergies; (d) costs incurred to integrate, support, and expand the acquired business; (e) charges related to purchased in-process research and development projects; (f) costs incurred to exit current or acquired contracts or activities; (g) costs incurred to manage the size of the combined existing and acquired workforce, due to certain redundancies or inefficiencies; (h) costs incurred to service any acquisition debt; and (i) the amortization or impairment of intangible assets.

Due to the multiple risks and difficulties associated with any acquisition, there can be no assurance that the Company will be successful in achieving its expected strategic and operating goals for any such acquisition.

VARIABILITY OF QUARTERLY RESULTS

The Company’s quarterly revenues and operating results, particularly relating to software and professional services, may fluctuate depending on various factors, including the timing of executed contracts and the delivery of contracted services or products, the cancellation of the Company’s services and products by existing or new clients, the hiring of additional staff, new product development and other expenses. No assurance can be given that results will not vary due to these factors.

Variability in quarterly revenues and operating results are inherent characteristics of the software industry. One common cause of a failure to meet revenue and operating expectations in the software industry is the inability to close one or more larger software transactions that may have been anticipated by management in any particular period. The Company expects software and professional services revenues to become an increasingly larger portion of its total revenues in the future. Consequently, as the Company’s total revenues grow, so too does the risk associated with meeting financial expectations for revenues derived from its software and professional services offerings. As a result, there is a proportionately increased likelihood that the Company may fail to meet revenue and earnings expectations of the analyst community. With the current volatility of the stock market, should the Company fail to meet analyst expectations by even a relatively small amount it would most likely have a disproportionately negative impact upon the market price for the Company’s Common Stock.

DEPENDENCE ON PROPRIETARY TECHNOLOGY

The Company relies on a combination of trade secret and copyright laws, nondisclosure agreements, and other contractual and technical measures to protect its proprietary rights in its products. The Company also holds a limited number of patents on some of its newer products, and does not rely upon patents as a primary means of protecting its rights in its intellectual property. There can be no assurance that these provisions will be adequate to protect its proprietary rights. Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company or the Company’s clients.

Historically, the vast majority of the Company’s revenue has come from domestic sources, limiting the need to develop a strong international intellectual property protection program. With the Kenan Business acquisition, the Company has clients using its products in approximately 40 countries. As a result, the Company needs to continually assess whether there is any risk to its intellectual property rights in many countries throughout the world. Should these risks be improperly assessed or if for any reason should the Company’s right to develop, produce and distribute its products anywhere in the world be successfully challenged or be significantly curtailed, it could have a material adverse effect on the operations of the Company and its financial results.

INTERNATIONAL OPERATIONS

The Company’s growth strategy includes a commitment to the marketing of its products and services internationally. The Company has conducted international operations in the past and will significantly increase the level of its international operations as a result of its recent acquisition of the Kenan Business. The Company is subject to certain inherent risks associated with operating internationally including: (i) difficulties with product development meeting local requirements such as the conversion to local currencies and languages; (ii) difficulties in staffing and management of personnel, including considerations for cultural differences; (iii) reliance on independent distributors or strategic alliance partners; (iv) fluctuations in foreign currency exchange rates for which a natural or purchased hedge does not exist or is ineffective; (v) longer collection cycles for client billings (i.e., accounts receivables), as well as heightened client collection risks, especially in countries with highly inflationary economies and/or with restrictions on movement of cash out of a country; (vi) compliance with laws and regulations related to the collection, use, and disclosure of certain personal information relating to clients’ customer’s (i.e., privacy laws) that are more strict than those currently in force in the U.S.; (vii) effective coordination of world-wide sales and marketing programs; (viii) compliance with foreign regulatory requirements, including local labor laws; (ix) variability of foreign economic conditions; (x) changing restrictions imposed by U.S. or foreign import/export laws; (xi) political and economic instability; (xii) reduced protection for intellectual property rights in some countries; (xiii) inability to recover value added taxes (“VAT”) and/or goods and services taxes (“GST”) in foreign jurisdictions; (xiv) competition from companies which have firmly established significant international operations; and (xv) a potential adverse impact to the Company’s overall effective income tax rate resulting from: (a) operations in foreign countries with higher tax rates than the U.S.; (b) the inability to utilize certain foreign tax credits; and (c) the inability to utilize some or all of losses generated in one or more foreign countries.

SYSTEM SECURITY

The end users of the Company’s systems are continuously connected to the Company’s products through a variety of public and private telecommunications networks. The Company plans to expand its use of the Internet with its product offerings thereby permitting, for example, our clients’ customer to use the Internet to review account balances, order services or execute similar account management functions. The Company also operates an extensive internal network of computers and systems used to manage internal communications, financial information, development data and the like. The Company’s product and internal communications networks and systems carry an inherent risk of failure as a result of human error, acts of nature and intentional, unauthorized attacks from computer hackers. Opening up these networks and systems to permit access via the Internet increases their vulnerability to unauthorized access and corruption, as well as increasing the dependency of the systems’ reliability on the availability and performance of the Internet’s infrastructure. Certain system security and other controls for CCS are reviewed periodically by an independent party. The Company periodically undergoes a security review of its internal systems by an independent party, and has implemented a plan intended to limit the risk of an unauthorized access to the networks and systems, including network firewalls, intrusion detection systems and antivirus applications.

The method, manner, cause and timing of an extended interruption or outage in the Company’s networks or systems are impossible to predict. As a result, there can be no assurances that the Company’s networks and systems will not fail, or that the Company’s business recovery plans will adequately mitigate any damages incurred as a consequence. In addition, should the Company’s networks or systems be significantly compromised, it would most likely have a material adverse effect on the operations of the Company, including its ability to meet product delivery obligations or client expectations. Likewise, should the Company’s networks or systems experience an extended interruption or outage, have their security compromised or data lost or corrupted, it would most likely result in an immediate loss of revenue or increase in expense, as well as damaging the reputation of the Company. Any of these events could have both an immediate, negative impact upon the Company’s short-term revenue and profit expectations, as well as its long-term ability to attract and retain new clients.

PRODUCT OPERATIONS AND SYSTEM AVAILABILITY

The Company’s product operations are run in both mainframe and distributed system computing environments, as follows:

Mainframe Environment
CCS operates in a mainframe data processing center managed by First Data Corporation (“FDC”), with end users dispersed throughout the United States and Canada. These services are provided under an agreement with FDC, which is scheduled to expire June 30, 2005. The Company believes it could obtain mainframe data processing services from alternative sources, if necessary. The Company has a business recovery plan as part of its agreement with FDC should the FDC data center (the “FDC Data Center”) suffer an extended business interruption or outage. This plan is tested on an annual basis.

Distributed Systems Environment
Several of the Company’s new product applications operate in a distributed systems environment (also known as “open systems”), running on multiple servers for the benefit of certain clients. During 2001, the Company completed the migration of these distributed systems servers from its own internal data center to the FDC Data Center. Under an agreement with FDC that runs through June 30, 2005, FDC provides the operations monitoring and facilities management services, while the Company provides hardware, operating systems and application support.

Typically, these distributed product applications interface to and operate in conjunction with CCS via telecommunication networks. The Company is currently implementing its business recovery plan for these applications. The Company and FDC have extensive experience in running applications within the mainframe computing platform, and only within the last few years began running applications within a distributed systems environment. In addition, the mainframe computing environment and related technology is mature and has proven to be a highly reliable and scaleable computing platform. The distributed systems computing platform is not at the same level of maturity as the mainframe computing platform. In addition, security attacks on distributed systems throughout the industry are more prevalent than on mainframe environments due to the open nature of those systems.

The end users of the Company’s systems are continuously connected to the Company’s CCS products through a variety of public and private telecommunications networks, and are highly dependent upon the continued availability of the Company’s systems to conduct their business operations. Should the FDC Data Center, or any particular product application or internal system which is operated within the FDC Data Center or the Company’s facilities, as well as the connecting telecommunications networks, experience an extended business interruption or outage, it could have an immediate impact to the business operations of the Company’s clients, which could have a material adverse impact on the financial condition and results of operations of the Company, as well as negatively affect the Company’s ability to attract and retain new clients.