Form 10-Q
period 2002-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2002-11-14
CIK 1005757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES ☒ NO ☐

Shares of common stock outstanding at November 11, 2002: 51,695,685.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2002

CSG SYSTEMS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$51,443	$30,165
Short-term investments	3,401	53,434

Total cash, cash equivalents and short-term investments	54,844	83,599
Trade accounts receivable-
Billed, net of allowance of $12,598 and $6,310	151,787	92,418
Unbilled and other	33,537	14,257
Purchased Kenan Business accounts receivable	11,485	—
Deferred income taxes	10,702	5,549
Other current assets	11,767	8,676

Total current assets	274,122	204,499
Property and equipment, net of depreciation of $69,262 and $56,465	48,544	42,912
Software, net of amortization of $45,743 and $37,622	48,571	3,387
Goodwill, net	224,632	13,461
Client contracts and related intangibles, net of amortization of $39,708 and $31,346	66,930	67,012
Deferred income taxes	45,561	40,394
Other assets	9,636	2,381

Total assets	$717,996	$374,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,272	$31,500
Client deposits	16,116	14,565
Trade accounts payable	19,065	11,408
Accrued employee compensation	28,089	19,326
Deferred revenue	50,617	9,850
Accrued income taxes	30,600	17,215
Other current liabilities	25,452	19,846

Total current liabilities	181,211	123,710

Non-current liabilities:
Long-term debt, net of current maturities	258,728	—
Deferred revenue	5,033	288
Other non-current liabilities	10,709	—

Total non-current liabilities	274,470	288

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 51,682,356 shares and 52,663,852 shares outstanding	577	575
Additional paid-in capital	255,079	252,221
Deferred employee compensation	(4,995)	—
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(6)	134
Cumulative translation adjustments	(209)	(792)
Treasury stock, at cost, 5,979,796 shares and 4,850,986 shares	(186,045)	(180,958)
Accumulated earnings	197,914	178,868

Total stockholders’ equity	262,315	250,048

Total liabilities and stockholders’ equity	$717,996	$374,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

	(unaudited)		(unaudited)
Revenues:
Processing and related services	$93,587	$87,150	$276,104	$249,717
Software	11,633	17,353	56,011	66,243
Maintenance	25,649	3,977	61,614	11,705
Professional services	24,745	15,899	61,998	30,899

Total revenues	155,614	124,379	455,727	358,564

Cost of revenues:
Cost of processing and related services	35,364	31,479	105,464	89,856
Cost of software and maintenance	17,477	7,839	39,212	25,861
Cost of professional services	17,748	5,527	46,108	14,877

Total cost of revenues	70,589	44,845	190,784	130,594

Gross margin (exclusive of depreciation)	85,025	79,534	264,943	227,970

Operating expenses:
Research and development	19,217	14,398	58,150	39,575
Selling, general and administrative	29,429	14,886	83,641	41,537
Depreciation	5,007	3,679	13,910	10,547
Restructuring charge	12,027	—	12,027	—
Kenan Business acquisition-related expenses	2,104	—	29,458	—

Total operating expenses	67,784	32,963	197,186	91,659

Operating income	17,241	46,571	67,757	136,311

Other income (expense):
Interest expense	(4,076)	(681)	(10,358)	(2,576)
Interest and investment income, net	221	1,299	1,624	3,133
Other	(546)	59	(1,656)	36

Total other	(4,401)	677	(10,390)	593

Income before income taxes	12,840	47,248	57,367	136,904
Income tax provision	(6,990)	(17,618)	(29,806)	(51,681)

Net income	$5,850	$29,630	$27,561	$85,223

Basic net income per common share:
Net income available to common stockholders	$0.11	$0.56	$0.53	$1.61

Weighted average common shares	51,836	53,238	52,403	52,858

Diluted net income per common share:
Net income available to common stockholders	$0.11	$0.54	$0.52	$1.55

Weighted average common shares	52,005	54,677	52,847	54,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended

	September 30, 2002	September 30, 2001

	(unaudited)
Cash flows from operating activities:
Net income	$27,561	$85,223
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	13,910	10,547
Amortization	15,690	6,132
Charge for in-process purchased research and development	19,300	—
Restructuring charge for abandonment of facilities	6,797	—
(Gain) loss on short-term investments	(49)	724
Deferred income taxes	(10,116)	6,158
Stock-based employee compensation	322	—
Impairment of intangible assets	1,906	—
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(26,046)	16,063
Other current and noncurrent assets	(3,344)	568
Accounts payable, accrued liabilities, and deferred revenue	(5,318)	5,301

Net cash provided by operating activities	40,613	130,716

Cash flows from investing activities:
Purchases of property and equipment	(10,143)	(13,247)
Purchases of short-term investments	(3,401)	(74,634)
Proceeds from sale of short-term investments	53,380	40,215
Acquisition of businesses	(266,720)	(17,750)
Investment in client contracts	(3,387)	(4,291)

Net cash used in investing activities	(230,271)	(69,707)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,369	15,936
Proceeds from exercise of stock warrants	—	24,000
Repurchase of common stock	(18,919)	(85,195)
Proceeds from long-term debt	300,000	—
Payments on long-term debt	(61,500)	(19,756)
Proceeds from revolving credit facility	5,000	—
Payments on revolving credit facility	(5,000)	—
Payments of deferred financing costs	(8,365)	—

Net cash provided by (used in) financing activities	213,585	(65,015)

Effect of exchange rate fluctuations on cash	(2,649)	(113)

Net increase (decrease) in cash and cash equivalents	21,278	(4,119)
Cash and cash equivalents, beginning of period	30,165	32,751

Cash and cash equivalents, end of period	$51,443	$28,632

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$8,711	$1,933
Income taxes	$25,468	$36,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

The accompanying unaudited condensed consolidated financial statements at September 30, 2002 and December 31, 2001, and for the three and nine months ended September 30, 2002 and 2001, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC (the “Company’s 2001 10-K”). The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the expected results for the entire year ending December 31, 2002.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The Company has concluded that net treatment of these revenues is appropriate as the Company: (i) generally has little or no credit risk with regard to postage, as the Company requires postage deposits from its clients based on contractual arrangements prior to the mailing of customer statements; (ii) has no discretion over the supplier of postal delivery services; and (iii) is not the primary obligor in the postal delivery service. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the three months ended September 30, 2002 and 2001 was $36.9 million and $30.9 million, respectively, and for the nine months ended September 30, 2002 and 2001 was $102.1 million and $87.7 million, respectively.

Revenue recognition. As a result of the Kenan Business acquisition (see Note 6), certain of the Company’s software arrangements involve significant production, modification or customization of the software being licensed. As a result, revenues related to these software arrangements are recognized over the course of these arrangements under the percentage-of-completion method of accounting in conformity with: (i) American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”); (ii) Accounting Research Bulletin (ARB) No. 45, “Long Term Construction Type Contracts” (“ARB 45”); and (iii) SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). Under the percentage-of-completion method of accounting, software license and professional services revenues are recognized as work is performed. The Company typically uses hours performed on the arrangements as the basis to determine the percentage of the work completed. The use of the percentage-of-completion method of revenue recognition requires the Company to make estimates of percentage of project completion. Changes in estimates may result in revisions to revenue recognized in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Revenue recognized prior to the scheduled billing date is recorded as unbilled accounts receivable. Software arrangements that do not involve significant production, modification or customization of the software being sold are accounted for in accordance with: (i) SOP 97-2; (ii) SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); and (iii) SEC Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”).

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

Stock-Based Compensation. The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Reclassification. As a result of the Kenan Business acquisition, the Company’s maintenance and professional services revenues have increased and now exceed certain reporting materiality thresholds. As a result, the Company has included separate captions for maintenance revenue and professional services revenue in the accompanying Condensed Consolidated Statements of Income, as well as separate captions for cost of software and maintenance revenues, and cost of professional services revenue. These items were previously combined with software revenue and the cost of software revenue. The Company does not differentiate between cost of software and cost of maintenance revenues, and therefore, such costs are reported on a combined basis. All prior periods have been reclassified to conform to the September 30, 2002 presentation.

3.      STOCKHOLDERS’ EQUITY

Stock Repurchase Program. In August 1999, the Company’s Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of 10.0 million shares. The quarterly activity for year-to-date September 30, 2002, and since the inception of the stock repurchase program in 1999 is as follows (in thousands, except per share amounts):

Period	Shares Repurchased	Repurchase Amount	Weighted-Average Price/share

March 31, 2002	51	$1,634	$32.30
June 30, 2002	—	—	—
September 30, 2002	1,523	17,285	11.35

Total for 2002	1,574	$18,919	$12.02

Program to date	6,339	$199,710	$31.51

At September 30, 2002, the total remaining number of shares available for repurchase under the program totaled approximately 3.7 million shares. Upon acquisition, the repurchased shares have been held as treasury shares.

2001 Stock Incentive Plan. In September 2001, the Company’s Board of Directors adopted the 2001 Incentive Stock Plan (the “2001 Plan”) whereby 750,000 shares of the Company’s Common Stock were initially reserved for issuance to eligible employees of the Company in the form of nonqualified stock options, stock appreciation rights, stock bonus awards, restricted stock awards, or performance unit awards. In January 2002 and August 2002, the Board of Directors approved an increase of shares reserved for issuance under the 2001 Plan to 2,500,000 and 3,000,000, respectively.

Restricted Stock Grants. During the third quarter of 2002, the Company cancelled options for 2,475,000 shares of the Company’s Common Stock held by key members of management (principally, members of executive management) in a fair value exchange for 715,415 shares of restricted stock, of which 444,582 shares were issued in August 2002, with the remaining 270,833 shares expected to be issued in January 2003. The cancelled stock options in excess of the number of restricted stock grants were returned to the pool of stock options available for future grants. The cancelled stock options had exercise prices substantially greater than the Company's stock price as of the date of the exchange.

Of the restricted stock shares granted, 110,000 of the shares vest 100% one year from the date of the grant, and the remaining 334,582 shares vest 25% annually over the next four years. The Company accounted for the restricted stock grants as fixed awards, and recorded deferred employee compensation (a component of stockholders’ equity) of approximately $5.3 million (weighted-average price of $11.96 per share) as of the grant date. The deferred employee compensation will be amortized to compensation expense on a straight-line basis over the vesting periods of the restricted stock. Compensation expense recognized during the third quarter of 2002 related to these awards was approximately $0.2 million.

The Company issued 444,582 shares of treasury stock to fulfill the restricted stock grants, as opposed to issuing new shares. The difference between the carrying value of the treasury stock issued of approximately $13.8 million (weighted-average price per share of $31.11) and the deferred employee compensation of approximately $5.3 million, or approximately $8.5 million, was recorded as a reduction to accumulated earnings.

As discussed above, the Company intends to issue the remaining 270,833 restricted stock shares in January 2003. Until such shares are issued, an employment agreement, which provides for certain contingent cash bonus rights to a key member of management, will remain in effect. The bonus rights granted in the agreement have attributes similar to a stock appreciation right expected to be settled in the Company’s stock, and as a result, the Company has accounted for this agreement as a variable stock award. Compensation expense recognized during the third quarter of 2002 related to this award was approximately $0.1 million. Compensation expense will become fixed (based on the Company’s stock price at the date of the grant) when the restricted stock shares are granted in January 2003, but will vary until that time.

In conjunction with the issuance of the restricted stock and related cancellation of stock options discussed above, certain other key members of management were offered similar arrangements for certain of their outstanding stock options, but the offers were declined by those individuals. Approximately 500,000 stock options that were subject to the offer of cancellation are now subject to variable accounting until the date the options are exercised, forfeited, or expire unexercised. The exercise prices of the stock options range from approximately $27 to $58 per share, with an overall weighted-average exercise price per share of approximately $35. The Company did not recognize any compensation expense during the third quarter of 2002 related to these stock options under variable accounting as the exercise prices for all of these stock options was substantially higher than the Company’s stock price as of September 30, 2002.

Stock Option Modifications. During the third quarter of 2002, the Company modified the terms of approximately 584,000 outstanding stock options held by key members of management (principally, members other than executive management) to include a provision which allows for full vesting of the stock options upon a change in control of the Company. Unless such an event occurs, the stock options will continue to vest 25% annually over a four-year period, as set forth in the original terms of the option agreements. As of the date of these modifications, the exercise prices of the stock options was substantially higher than the Company’s stock price. As a result, no current or future compensation expense related to these stock options modifications will be recorded.

Stock Option Grants. During the third quarter of 2002, the Company granted approximately 800,000 stock options to various employees (excludes members of executive management). The stock options vest 25% annually over a four-year period, and were granted with an exercise price equal to the fair market value of the Company’s stock as of the date of the grant. As a result, no current or future compensation expense related to these stock options will be recorded.

A summary of the stock options issued under the Company’s various stock incentive plans and changes during the nine months ended September 30, 2002, are as follows. See the Company’s 2001 10-K for additional discussions of the Company’s stock incentive plans and the activity in those plans.

	Nine Months Ended September 30, 2002

	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	6,882,410	$34.02
Granted	2,725,771	26.61
Exercised	(64,475)	16.64
Cancelled/forfeited	(3,156,110)	35.84

Outstanding, end of year	6,387,596	$30.14

Options exercisable at September 30, 2002	2,079,483	$27.15

Shares available for grant	4,409,022

The shares available for grant have been reduced by the 444,582 shares of restricted stock as discussed above.

Income Tax Benefit from Exercise of Stock Options. Income tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced accrued income taxes by $0.3 million and $1.2 million for the three months ended September 30, 2002 and 2001, and $0.5 million and $13.0 million for the nine months ended September 30, 2002 and 2001, respectively. Such benefits were recorded as an increase to additional paid-in capital and are included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

4.      NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is consistent with the calculation of basic net income per common share while giving effect to dilutive potential common shares outstanding during the period. Potential dilution is determined using the treasury stock method. Basic and diluted earnings per share (“EPS”) are presented on the face of the Company’s Condensed Consolidated Statements of Income. No reconciliation of the EPS numerators is necessary for the three and nine months ended September 30, 2002 and 2001 as net income is used as the numerator for each period. The reconciliation of the EPS denominators is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic common shares outstanding	51,836	53,238	52,403	52,858
Dilutive effect of common stock options	169	1,439	444	1,737
Dilutive effect of common stock warrants	—	—	—	314

Diluted common shares outstanding	52,005	54,677	52,847	54,909

Common stock options of approximately 5,948,599 shares and 455,075 shares for the three months ended September 30, 2002 and 2001, and of approximately 4,597,741 shares and 382,775 shares for the nine months ended September 30, 2002 and 2001, respectively, have been excluded from the computation of diluted EPS because the exercise prices of these stock options were greater than the average market price of the common shares for the respective periods and the effect of their inclusion would be anti-dilutive. The dilutive effect of the unvested restricted stock grants and the stock appreciation right discussed in Note 3 is included with the dilutive effect of common stock options in the above table.

5.      COMPREHENSIVE INCOME

The Company’s components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$5,850	$29,630	$27,561	$85,223
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	(1,733)	35	583	(110)
Reclassification adjustment for loss included in net income	—	—	(49)	335
Unrealized gain (loss) on short-term investments	(1)	167	(91)	189

Comprehensive income	$4,116	$29,832	$28,004	$85,637

6.      ACQUISITION OF BUSINESSES

Kenan Business Acquisition.

Description of the Acquisition. On December 21, 2001, the Company reached an agreement to acquire the billing and customer care assets of Lucent Technologies Inc. (“Lucent”). Lucent’s billing and customer care business consists primarily of: (i) software products and related maintenance and consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; (iii) software and related technologies developed by Lucent’s Bell Laboratories; and (iv) elements of Lucent’s sales and marketing organization (collectively, the “Kenan Business”). On February 28, 2002, the Company completed the Kenan Business acquisition.

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

At March 31, 2002, the Company was in the process of obtaining certain information that the Company believed was necessary to finalize the purchase accounting, including valuations of acquired intangible assets and an assessment of the fair value of the purchased Kenan Business accounts receivable. At that time, draft copies of the valuation reports had been received and the assessment of the fair value of the Kenan Business accounts receivable was expected to be received by the end of the second quarter of 2002. Subsequent to March 31, 2002, the valuation reports have been finalized and the assessment of the fair value of the Kenan Business accounts receivable has been completed. Based on the results of the final audit, the finalization of the valuation reports and the receipt of other information necessary to finalize the purchase accounting, the purchase price premium related to the acquisition of the Kenan Business reported at March 31, 2002, of approximately $265.3 million was adjusted at September 30, 2002 to approximately $272.6 million. As of September 30, 2002, the Company has received the necessary information to substantially complete its purchase accounting for the Kenan Business acquisition. However, final determination of the purchase price accounting could take up to one year from the acquisition date.

Allocation of Purchase Price. The Company has followed the provisions of SFAS No. 141, “Business Combinations” in accounting for the Kenan Business acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the closing of the acquisition on February 28, 2002 (in thousands).

Current assets	$58,400
Fixed assets	9,000
In-process purchased research and development	19,300
Acquired contracts	6,000
Acquired software	46,600
Goodwill	200,700

Total assets acquired	340,000
Current liabilities	(75,400)
Non-current liabilities	(8,600)

Total liabilities assumed	(84,000)

Net assets acquired	$256,000

Current assets consist primarily of billed and unbilled accounts receivables, which reflect an estimate for uncollectible amounts. Fixed assets consist primarily of computer equipment and leasehold improvements. The fixed assets are being depreciated on a straight-line basis, over periods ranging from one to eight years.

In-process purchased research and development (“IPRD”) represents research and development of software technologies, which had not reached technological feasibility and have no alternative future use as of the acquisition date. IPRD was expensed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. The Kenan Business’ IPRD consisted of six projects, the largest projects relate to the newest version of CSG Kenan/BP ($13.7 million), a new prepay billing offering ($3.1 million), and two new versions of CSG Data Mediation ($2.0 million). The Company estimated the fair value of the Kenan Business IPRD projects, on a project-by-project basis, using an income approach. The risk-adjusted discount rates applied to the CSG Kenan/BP, prepay billing and CSG Data Mediation IPRD projects ranged from 25% to 35%. The Company is expecting material net cash flows to commence for all six IPRD projects in 2003.

The acquired contracts intangible asset represents the estimated value of customer contracts that existed at the date of the Kenan Business acquisition. The acquired contracts intangible asset is being amortized on a straight-line basis over twelve months.

The acquired software intangible assets represent the estimated value of the three primary developed technology products of the Kenan Business: CSG Kenan/BP, CSG Kenan/OM, and CSG Data Mediation. The acquired software intangible assets are being amortized on a straight-line basis over sixty months.

Goodwill represents the excess of the purchase price for the Kenan Business over the net of the amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill resulting from the Kenan Business acquisition will not be amortized, but instead, will be subject to annual impairment testing. Depending upon the Company’s taxable income position within the jurisdictions in which the goodwill resides, the Company may or may not realize income tax benefits related to the goodwill. The Company has assigned 100% of the goodwill to the Global Software Services Division operating segment (which includes the acquired Kenan Business).

Liabilities assumed consist primarily of deferred revenue related to assumed service obligations, employee-related liabilities (e.g., accrued vacation and involuntary severance of Kenan Business employees terminated immediately upon closing of the acquisition), and a liability related to the costs (on a present value basis) of abandoning certain assumed facility leases. The deferred revenue amounts represent the estimated fair value of the obligations the Company assumed at the acquisition date to complete professional services contracts and software maintenance contracts. An analysis of the liability for the abandonment of certain assumed facility leases from the acquisition date through September 30, 2002 is presented below (in thousands). Of the $9.6 million liability for the abandonment of certain assumed facility leases as of September 30, 2002, $3.8 million was included in current liabilities and $5.8 million was included in non-current liabilities.

Liability recognized at date of acquisition	$10,466
Amortization of liability for abandonment of facilities	(806)
Adjustment to reflect the time value of money	24
Other	(117)

Liability as of September 30, 2002	$9,567

The determination of the estimated fair value of assets acquired and liabilities assumed requires the use of significant judgement by the Company’s management and independent valuation experts.

Kenan Business Acquisition-Related Charges. In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related charges. The acquisition-related charges for the three and nine months ended September 30, 2002 are presented below (in thousands). The Company is expecting to incur additional direct and incremental acquisition-related charges of approximately $1.0 million in the fourth quarter of 2002 as it completes its integration of the Kenan Business.

	Three Months Ended	Nine Months Ended

	September 30, 2002

In-process research and development	$—	$19,300
Impairment of an existing intangible asset	—	1,906
Employee-related costs (primarily existing CSG employee redundancy costs and retention bonuses for key Kenan Business employees)	1,057	3,403
Integration costs (e.g., foreign entity structuring, process integration, etc.)	946	4,342
All other	101	507

Total Kenan Business acquisition-related charges	$2,104	$29,458

The impairment of an existing intangible asset relates to a data mediation software asset, which was acquired by the Company in 1998. As part of the Kenan Business acquisition, the Company acquired data mediation software assets with superior technology, resulting in the impairment of the existing software asset.

The results of the Kenan Business’ operations from the date of acquisition (February 28, 2002) through September 30, 2002 have been included in the Company’s Condensed Consolidated Statement of Income. Pro forma information on the Company’s results of operations for the three and nine month periods ended September 30, 2002 and 2001, assuming the Kenan Business had been acquired as of January 1, 2001, is presented in the table below (in thousands, except for per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Total revenues	$155,614	$181,579	$483,594	$534,519
Net income	8,757	12,871	43,235	32,343
Diluted net income per common Share:
Net income available to Common stockholders	$0.17	$0.24	$0.82	$0.59
Weighted average common shares	52,005	54,677	52,847	54,909

The pro forma information for the nine months ended September 30, 2002, combines the results of the Company for the nine months ended September 30, 2002, and an estimate of the results of the Kenan Business for the two months ended November 30, 2001 (the first two months of Lucent’s first fiscal quarter). An estimate for these two months was necessary as the actual financial information for the Kenan Business was not available to the Company. Combining these two months of historical results for the Kenan Business with the Company’s results for the nine months ended September 30, 2002 (which includes seven months of operations for the Kenan Business post acquisition), results in the pro forma information reflecting the Kenan Business as part of the Company’s results for the entire nine months ended September 30, 2002.

The pro forma information for the three and nine months ended September 30, 2001, combines the results of the Company for the three and nine months ended September 30, 2001, and the estimated results of the Kenan Business for the three and nine months ended June 30, 2001 (with June 30, 2001 being the last day of Lucent’s third fiscal quarter). Lucent did not maintain the Kenan Business as a separate business unit, and thus, historical financial information for the Kenan Business for the three months ended June 30, 2001 is not available. For purposes of preparing the 2001 pro forma financial information for the three months ended June 30, 2001 above, the Company estimated the results of operations for the Kenan Business utilizing historical financial information that had been prepared by Lucent on a “carve out” basis for different periods within Lucent’s 2001 fiscal year. Although this does not reflect the actual financial information for the Kenan Business for these periods, the Company believes this method provides a reasonable estimate for purposes of the above disclosure.

The Kenan Business acquisition-related charges discussed above have been excluded from the pro forma results. The pro forma results reflect an effective income tax rate of 41%.

ICMS Business Acquisition.

Description of the Acquisition. On August 30, 2002, the Company acquired certain intellectual property and client contracts associated with IBM’s Integrated Customer Management System (“ICMS”) customer care and billing solution. The ICMS platform is a standalone solution that offers customer care, provisioning, rating and billing and is based on the IBM eServer iSeries system. ICMS serves more than 35 customers in 20 countries around the world in the cable, mobile and wireline telephony markets. The Company acquired ICMS to further enhance its portfolio of solutions and to continue to support the Company’s current international growth strategy.

Purchase Price. The purchase price for the ICMS business was $10.4 million in cash, plus $0.4 million in acquisition costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Acquired software and technology	$5,700
Goodwill	7,400

Total assets acquired	13,100
Deferred revenue	(2,300)

Net assets acquired	$10,800

The acquired software and technology intangible asset represents the estimated value assigned to the ICMS software solution, and will be amortized on a straight-line basis over 36 months. Goodwill represents the excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed. Depending upon the Company’s taxable income position within the jurisdictions in which the goodwill resides, the Company may or may not realize income tax benefits related to the goodwill. The Company has assigned 100% of the goodwill to the Global Software Services Division operating segment. The deferred revenue amounts represent the estimated fair value of maintenance obligations that the Company assumed at the date of acquisition.

The results of operations of ICMS are included in the Company’s Consolidated Statements of Income for the period subsequent to the acquisition date. Pro forma information on the Company’s results of operations for the three and nine month periods ended September 30, 2002 and 2001, to reflect the acquisition of ICMS, is not presented as ICMS’s results of operations during those periods are not material to the Company’s results of operations.

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

The interest rates for the Senior Facility are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The applicable margins for the Tranche B Loan are 1.50% for base rate loans and 2.75% for LIBOR loans. Through September 30, 2002, the applicable margins for the Revolver and the Tranche A Loan were 1.25% for base rate loans and 2.50% for LIBOR loans. After September 30, 2002, the applicable margins for the Revolver and the Tranche A Loan are dependent upon the Company’s leverage ratio and can range from 0.75% to 1.50% for base rate loans and 2.00% to 2.75% for LIBOR loans. The Company has the option of selecting the length of time (ranging from one to twelve months) that it locks in the LIBOR rate. For the six months ended September 30, 2002, the interest rates for the Tranche A Loan and the Tranche B Loan were based upon a LIBOR rate of 2.38% (for a combined interest rate of 4.88% for the Tranche A Loan and 5.13% for the Tranche B Loan). For the six months ended March 31, 2003, the interest rates for the Tranche A Loan and the Tranche B Loan will be based upon a LIBOR rate of 1.76% (for a combined interest rate of 4.26% for the Tranche A Loan and 4.51% for the Tranche B Loan).

For an eleven-day period in May 2002, the Company had $5.0 million outstanding against the Revolver. The Company pays a commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver, which rate after September 30, 2002 is subject to reduction to 0.375% once the Company achieves a certain leverage ratio. The Company’s ability to borrow under the Revolver is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation. At September 30, 2002, all $100.0 million of the Revolver was available to the Company.

The Senior Facility is collateralized by substantially all of the Company’s domestic tangible and intangible assets and the stock of the Company’s domestic subsidiaries. The Senior Facility requires maintenance of certain financial ratios, including: (i) a leverage ratio; (ii) an interest coverage ratio; and (iii) a fixed charge coverage ratio. The Senior Facility contains other restrictive covenants, including restrictions on: (i) additional indebtedness; (ii) cash dividends and other payments related to the Company’s capital stock; (iii) repurchases of the Company’s capital stock; (iv) capital expenditures and investments; (v) movement of funds between certain subsidiaries of the Company; and (vi) acquisitions and customer services agreement payments (as defined in the Senior Facility). The Senior Facility also requires that the assets and liabilities of CSG Systems, Inc. remain separate from the assets and liabilities of the remainder of the Company’s consolidated operations, including the maintenance of separate deposit and other bank accounts. As of September 30, 2002, the Company believes it is in compliance with these provisions of the Senior Facility.

The Senior Facility has no prepayment penalties and requires mandatory prepayments if particular events occur, including: (i) certain sales or issuances of the Company’s common stock; (ii) the incurrence of certain indebtedness; (iii) the sale of assets except in the ordinary course of business; (iv) the termination of material processing services contracts; and (v) the achievement of a certain level of excess cash flows (as defined in the Senior Facility). On March 22, 2002, the Company made a voluntary prepayment on the Senior Facility of $30.0 million. As a result of the voluntary prepayment, the combined scheduled maturities of the Tranche A Loan and the Tranche B Loan are: 2002 - zero; 2003 - $16.4 million; 2004 - $25.1 million; 2005 - $31.3 million; 2006 - $32.9 million; 2007 - $125.3 million; and 2008 - $39.0 million. In conjunction with the Senior Facility, the Company incurred financing costs totaling approximately $10.4 million, approximately $2.0 million of which was paid in 2001, which are being amortized to interest expense over the related term of the Senior Facility.

8.      SEGMENT INFORMATION

In connection with the Kenan Business acquisition, the Company has reorganized its business into two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

The Broadband Division consists principally of the historical processing operations and related software products of the Company. The Broadband Division generates a substantial portion of its revenues by providing customer care and billing services to the United States cable television and direct broadcast satellite industries through its core service bureau processing product, CSG CCS/BP (formerly CCS). The Broadband Division sells its software products (e.g., ACSR) and professional services principally to its existing base of processing clients to: (i) enhance the core functionality of its service bureau processing application; (ii) increase the efficiency and productivity of the clients’ operations; and (iii) allow clients to effectively roll out new products and services to new and existing markets, such as high-speed data/ISP, IP markets, and residential telephony.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2001 Form 10-K, to include Note 2 of this Form 10-Q. Management evaluates the performance of the operating segments based on total revenues and contribution margin. Contribution margin is defined as segment operating revenues less segment operating expenses. There were no material inter-segment revenues for the periods presented below. Certain operating expenses managed at the corporate level (primarily facilities and other infrastructure support costs and management bonuses), which can be attributed to the operating segments, are allocated as an indirect expense charge to the operating segments. Any costs managed at the corporate level, which are not attributable to the operating segments, are reflected as corporate overhead costs. The Kenan Business acquisition-related charges and restructuring charge are excluded from segment operating expenses. The Company does not allocate activities below the operating level to its reported operating segments. Management’s review of segment operating expenses focuses primarily on the functional expenses (e.g., wages, employee benefits, data processing costs, etc.). Additionally, the Company does not allocate specifically-identifiable assets to its operating segments, or manage those assets by segments.

The Company’s operating segment information and corporate overhead costs are presented below (in thousands). Information for the prior period has been restated to conform to the current period’s presentation.

	Three Months Ended September 30, 2002

	Broadband Services Division	GSS Division	Corporate	Total

Processing revenues	$93,432	$155	$—	$93,587
Software revenues	615	11,018	—	11,633
Maintenance revenues	5,351	20,298	—	25,649
Professional services revenues	95	24,650	—	24,745

Total revenues	99,493	56,121	—	155,614
Segment operating expenses (1)	53,291	58,390	12,561	124,242

Contribution margin (loss) (1)	$46,202	$(2,269)	$(12,561)	$31,372

Contribution margin (loss) percentage	46.4%	(4.0%)	N/A	20.2%

	Three Months Ended September 30, 2001

	Broadband Services Division	GSS Division	Corporate	Total

Processing revenues	$87,150	$—	$—	$87,150
Software revenues	17,353	—	—	17,353
Maintenance revenues	3,977	—	—	3,977
Professional services revenues	15,307	592	—	15,899

Total revenues	123,787	592	—	124,379
Segment operating expenses	52,604	14,813	10,391	77,808

Contribution margin (loss)	$71,183	$(14,221)	$(10,391)	$46,571

Contribution margin (loss) percentage	57.5%	N/A	N/A	37.4%

	Nine Months Ended September 30, 2002

	Broadband Services Division	GSS Division	Corporate	Total

Processing revenues	$275,690	$414	$—	$276,104
Software revenues	23,294	32,717	—	56,011
Maintenance revenues	15,196	46,418	—	61,614
Professional services revenues	1,895	60,103	—	61,998

Total revenues	316,075	139,652	—	455,727
Segment operating expenses (1)	160,263	151,392	34,830	346,485

Contribution margin (loss) (1)	$155,812	$(11,740)	$(34,830)	$109,242

Contribution margin (loss) percentage	49.3%	(8.4%)	N/A	24.0%

	Nine Months Ended September 30, 2001

	Broadband Services Division	GSS Division	Corporate	Total

Processing revenues	$249,717	$—	$—	$249,717
Software revenues	66,243	—	—	66,243
Maintenance revenues	11,705	—	—	11,705
Professional services revenues	30,307	592	—	30,899

Total revenues	357,972	592	—	358,564
Segment operating expenses	156,095	38,466	27,692	222,253

Contribution margin (loss)	$201,877	$(37,874)	$(27,692)	$136,311

Contribution margin (loss) percentage	56.4%	N/A	N/A	38.0%

(1)

Segment operating expenses and contribution margin (loss) exclude: (i) the Kenan Business acquisition-related charges of $2.1 million and $29.5 million, respectively, for the three and nine months ended September 30, 2002; and (ii) the restructuring charge of $12.0 million for both the three and nine months ended September 30, 2002 (as more fully discussed under “Adjusted Results of Operations”).

Reconciling information between reportable segments contribution margin (loss) and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Segment contribution margin	$31,372	$46,571	$109,242	$136,311
Restructuring charge	(12,027)	—	(12,027)	—
Kenan Business acquisition-related expenses	(2,104)	—	(29,458)	—

Operating income	17,241	46,571	67,757	136,311
Interest expense	(4,076)	(681)	(10,358)	(2,576)
Interest income and other	(325)	1,358	(32)	3,169

Income before income taxes	$12,840	$47,248	$57,367	$136,904

Of the $12.0 million restructuring charge recorded in the three and nine months ended September 30, 2002, approximately $1.9 million related to the Broadband Division, $9.8 million related to the GSS Division and $0.3 million related to Corporate.

Geographic Regions. The Company uses the location of the client as the basis of attributing revenues to individual countries. Financial information relating to the Company’s operations by geographic regions is as follows (in thousands):

Total Revenues:	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

North America (principally the United States)	$110,408	$124,379	$343,774	$358,564
Europe, Middle East and Africa (principally Europe )	18,151	—	60,627	364
Asia Pacific	14,504	—	30,635	—
Central and South America	12,551	—	20,691	—

Total revenues	$155,614	$124,379	$455,727	$358,564

Long-lived Assets (excludes intangible assets):	As of September 30, 2002

North America (principally the United States)	$42,532
Europe, Middle East and Africa (principally Europe)	4,750
All other	1,262

Total long-lived assets	$48,544

9.      RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” (“SFAS 121”). The primary objectives of SFAS 144 were to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

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

10.      GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the new rules, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. The adoption of this pronouncement did not result in a material difference in amortization expense between periods, as amortization related to goodwill and intangible assets with indefinite lives for the three and nine months ended September 30, 2001 was only $0.2 million and $0.5 million, respectively. As required by SFAS 142, the Company completed its initial assessment test of its goodwill balances as of the adoption date and concluded no impairment of goodwill recorded as of December 31, 2001 had occurred as of June 30, 2002. The Company will continue to monitor the carrying value of goodwill through annual impairment tests or if a potential impairment event is noted.

Intangible assets subject to amortization as of September 30, 2002 and December 31, 2001 were as follows (in thousands):

	As of September 30, 2002		As of December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client contracts and related intangibles	$106,638	$(39,708)	$98,358	$(31,346)
Software	94,314	(45,743)	41,009	(37,622)

Total	$200,952	$(85,451)	$139,367	$(68,968)

The aggregate amortization for the three months ended September 30, 2002 and 2001, was $5.6 million and $1.9 million, respectively, and for the nine months ended September 30, 2002 and 2001 was $14.1 million and $5.0 million, respectively. Based on the September 30, 2002 intangible assets, the estimated aggregate amortization for each of the five succeeding fiscal years ending December 31 are: 2002 – $20.2 million; 2003 – $20.3 million; 2004 – $19.3 million; 2005 – $17.8 million; and 2006 – $15.7 million. The Company does not have any intangible assets with indefinite lives other than goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

	Broadband Division	GSS Division	Consolidated

Balance as of January 1, 2002	$623	$12,838	$13,461
Goodwill acquired during year	—	208,143	208,143
Impairment losses	—	—	—
Foreign currency exchange and other	—	3,028	3,028

Balance as of September 30, 2002	$623	$224,009	$224,632

11.      CONTINGENCIES

The Company is currently in arbitration with its largest client, AT&T Broadband (“AT&T”). As of September 30, 2002, the Company has not reflected an accrual on its consolidated balance sheet for the potential exposure of any loss related to the AT&T arbitration proceedings because the Company has concluded that it is not probable that such a loss has occurred, and the amount of any potential loss could not reasonably be estimated at this time, even within a range. In addition, the Company has various long-lived intangible assets (client contracts) related to the AT&T Contract which have a net carrying value as of September 30, 2002 of approximately $62 million. Because of the uncertainty regarding the outcome of this matter, the Company does not believe there has been any impairment to the carrying value of these intangible assets. However, should AT&T be successful in: (i) terminating the AT&T Contract in whole or in part, or (ii) significantly modifying the terms of the AT&T Contract, it is reasonably possible that an impairment of these intangible assets could result, and the amount of the impairment could be substantial. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – AT&T Business Relationship” for a full discussion of the Company’s business relationship with AT&T and the related arbitration proceedings.

12.      RESTRUCTURING CHARGE

Due to the decline and uncertainty in the global telecommunications industry, on July 29, 2002, the Company announced it would begin implementation of several cost reduction initiatives during the third quarter of 2002 to align the business with market opportunities. These initiatives include: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the Company’s workforce); (ii) limited hiring of new employees; (iii) a reduction of the Company’s facilities and infrastructure support costs, including facilities consolidations and abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment.

As a result of the business restructuring initiatives, the Company recorded a restructuring charge of approximately $12.0 million in the three months ended September 30, 2002. The restructuring charge has been reflected as a separate line item on the Company’s Consolidated Statements of Income. The components of the restructuring charge are as follows (in thousands):

Involuntary employee terminations	$5,222
Facilities abandonment	6,797
All other	8

Total restructuring charge	$12,027

The involuntary employee terminations component of the restructuring charge relates primarily to severance payments and job placement assistance. A substantial portion of the severance payments accrued as of September 30, 2002, are expected to be paid out during the fourth quarter of 2002. As of September 30, 2002, the Company had terminated approximately 300 persons under the business restructuring initiatives. As of September 30, 2002, all involuntary employee terminations in the United States have been substantially completed, and the Company expects the involuntary employee terminations outside of the United States to be completed in the fourth quarter of 2002.

The facilities abandonment component of the restructuring charge relates to office facilities the Company has committed to abandon that are under long-term lease agreements. The facilities abandonment charge is equal to the present value of the future costs associated with those abandoned facilities, net of the proceeds from any future sublease agreements. The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

The activity in the business restructuring reserve through September 30, 2002 is as follows (in thousands). Of the $8.2 million business restructuring reserve as of September 30, 2002, $3.6 million was included in current liabilities and $4.6 million was included in non-current liabilities.

	Termination Benefits	Facilities Abandonments	Other	Total

Charged to expense during quarter	$5,222	$6,797	$8	$12,027
Cash payments	(3,830)	—	(8)	(3,838)

September 30, 2002, balance	$1,392	$6,797	$—	$8,189

CSG SYSTEMS INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

	Three months ended September 30,				Nine months ended September 30,

	2002		2001		2002		2001

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

Revenues:
Processing and related services	$93,587	60.1%	$87,150	70.0%	$276,104	60.6%	$249,717	69.6%
Software	11,633	7.5	17,353	14.0	56,011	12.3	66,243	18.5
Maintenance	25,649	16.5	3,977	3.2	61,614	13.5	11,705	3.3
Professional services	24,745	15.9	15,899	12.8	61,998	13.6	30,899	8.6

Total revenues	155,614	100.0	124,379	100.0	455,727	100.0	358,564	100.0

Cost of revenues:
Cost of processing and related services	35,364	22.8	31,479	25.3	105,464	23.2	89,856	25.1
Cost of software and maintenance	17,477	11.2	7,839	6.3	39,212	8.6	25,861	7.2
Cost of professional services	17,748	11.4	5,527	4.4	46,108	10.1	14,877	4.1

Total cost of revenues	70,589	45.4	44,845	36.0	190,784	41.9	130,594	36.4

Gross margin (exclusive of depreciation)	85,025	54.6	79,534	64.0	264,943	58.1	227,970	63.6

Operating expenses:
Research and development	19,217	12.3	14,398	11.6	58,150	12.8	39,575	11.0
Selling, general and administrative	29,429	18.9	14,886	12.0	83,641	18.3	41,537	11.6
Depreciation	5,007	3.2	3,679	3.0	13,910	3.0	10,547	3.0
Restructuring charge	12,027	7.7	—	—	12,027	2.6	—	—
Kenan Business acquistion- related expenses	2,104	1.4	—	—	29,458	6.5	—	—

Total operating expenses	67,784	43.5	32,963	26.6	197,186	43.2	91,659	25.6

Operating income	17,241	11.1	46,571	37.4	67,757	14.9	136,311	38.0

Other income (expense):
Interest expense	(4,076)	(2.6)	(681)	(0.5)	(10,358)	(2.3)	(2,576)	(0.7)
Interest and investment income, net	221	0.1	1,299	1.1	1,624	0.4	3,133	0.9
Other	(546)	(0.3)	59	—	(1,656)	(0.4)	36	—

Total other	(4,401)	(2.8)	677	0.6	(10,390)	(2.3)	593	0.2

Income before income taxes	12,840	8.3	47,248	38.0	57,367	12.6	136,904	38.2
Income tax provision	(6,990)	(4.5)	(17,618)	(14.2)	(29,806)	(6.6)	(51,681)	(14.4)

Net income	$5,850	3.8%	$29,630	23.8%	$27,561	6.0%	$85,223	23.8%

Company Overview

CSG Systems International, Inc. (the “Company”) serves approximately 265 telecommunications service providers in approximately 40 countries. The Company is a leader in next-generation billing and customer care solutions for the cable television, direct broadcast satellite, advanced IP services, mobile, and fixed wireline telephony markets. The Company’s unique combination of proven and future-ready solutions, delivered in both outsourced and licensed formats, empowers its clients to deliver customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. The Company is an S&P Midcap 400 company.

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

Restructuring Charge

The economic state of the global telecommunications industry (e.g., cable television, direct broadcast satellite, wireline and wireless telephony, Internet and high speed data, etc.) continues to be depressed, with many of the companies operating within this industry publicly reporting decreased revenues and earnings, as well as several companies recently filing for bankruptcy protection. Public reports indicate any expected turnaround in the economic state of the global telecommunications industry could be slow, and a sustained recovery could take several years. Many telecommunications companies have announced cost and capital expenditure reduction programs to cope with the depressed economic state of the industry, and the Company has experienced this in certain of its sales discussions with current and prospective clients. Since most of the Company’s current and future clients operate within this industry sector, the economic state of this industry directly impacts the Company’s business, potentially limiting the amount of products and services current or future clients may purchase from the Company.

Due to the decline and uncertainty in the global telecommunications industry, on July 29, 2002, the Company announced it would begin implementation of several cost reduction initiatives during the third quarter of 2002 to align the business with market opportunities. These initiatives include: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the Company’s workforce); (ii) limited hiring of new employees; (iii) a reduction of the Company’s facilities and infrastructure support costs, including facilities consolidations and abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment. The Company began realizing the cost savings from several of these initiatives during the third quarter of 2002. When fully implemented by the end of this year, the Company expects approximately $45 million of cost reductions on an annualized basis. The Company believes that the operational impact from these programs will not negatively impact its ability to service its current or future clients, and will not limit its ability to grow its business in the future when the economic conditions within the global telecommunications industry improve.

In connection with the cost reduction initiatives discussed above, the Company recorded a restructuring charge of approximately $12.0 million during the current quarter. The components of the restructuring charge are presented below (in thousands). The Company does not expect to incur any significant additional restructuring charges throughout the remainder of 2002.

Three Months Ended September 30, 2002

Involuntary employee termination benefits	$5,222
Facilities abandonments	6,797
All other	8

Total restructuring charge	$12,027

The involuntary employee terminations component of the business restructuring charge relates primarily to severance payments and job placement assistance. A substantial portion of the severance payments accrued as of September 30, 2002, are expected to be paid out during the fourth quarter of 2002. As of September 30, 2002, the Company had terminated approximately 300 employees under the business restructuring initiatives. As of September 30, 2002, all involuntary employee terminations in the United States have been substantially completed, and the Company expects the involuntary employee terminations outside of the United States to be completed in the fourth quarter of 2002.

The facilities abandonment component of the business restructuring charge relates to office facilities the Company has committed to abandon that are under long-term lease agreements. The facilities abandonment charge is equal to the present value of the future costs associated with those abandoned facilities, net of the proceeds from any future sublease agreements. The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

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

In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related charges. The acquisition-related charges for the three and nine months ended September 30, 2002 are presented below (in thousands). The Company is expecting to incur additional direct and incremental acquisition-related charges of approximately 1.0 million in the fourth quarter of 2002 as it completes its integration of the Kenan Business.

	Three Months Ended	Nine Months Ended

	September 30, 2002

In-process research and development	$—	$19,300
Impairment of an existing intangible asset	—	1,906
Employee-related costs (primarily existing CSG employee redundancy costs and retention bonuses for key Kenan Business employees)	1,057	3,403
Integration costs (e.g., foreign entity structuring, process integration, etc.)	946	4,342
All other	101	507

Total Kenan Business acquisition-related charges	$2,104	$29,458

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

Due to the complexity and specialized features of the acquired research and development, the technologies under development could only be economically used for their intended purposes. If the Company failed in its efforts, no alternative economic value would result from these efforts. Accordingly, the value allocated to projects, which had not reached technology feasibility, was immediately expensed at the date of acquisition.

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

As of September 30, 2002, the Company continues to make substantial progress related to the development and commercialization of the acquired technologies. As of the date of this filing, CSG Kenan/BP, the two versions of CSG Data Mediation and the prepay billing projects have been completed and are generally available to the Company’s customers. Subsequent to the IPRD analysis, the CSG Kenan/OM project has been broken down into three modules that are expected to be introduced into the marketplace separately. This change does not impact the valuation of the IPRD. The CSG Kenan/OM modules are expected to be completed in the second quarter of 2003. The content settlements project is on target to be generally available in the first quarter of 2003.

The expenses incurred to date to complete the IPRD projects are consistent with the Company’s previous estimates. The Company believes that the foregoing assumptions used in the IPRD analysis were reasonable at the time. As discussed below, the Company believes the economic slowdown in the global telecommunications industry may potentially limit the amount of products and services current or future clients may purchase from the Company. As of September 30, 2002, the Company has reevaluated its assumptions used in the IPRD analysis and believes the underlying assumptions still support the valuation of the IPRD at this time. However, there can be no assurance that the underlying assumptions used in the IPRD analysis will transpire as estimated.

Impairment of Existing CSG Intangible Asset. The impairment of an existing intangible asset relates to a data mediation software asset, which was acquired by the Company in 1998. As part of the Kenan Business acquisition, the Company acquired data mediation software assets with superior technology, resulting in the impairment of this existing software asset.

Assessment of Goodwill and Other Intangible Assets. Key drivers of the value of the acquired Kenan Business are the global telecommunications industry customer base and the software assets acquired. In connection with this acquisition, the Company recorded approximately $200 million of goodwill, and as of September 30, 2002, had other long-lived intangible assets (client contracts and software) with a net carrying value of approximately $44 million. In addition to the requirement to perform an annual goodwill impairment test, goodwill and other long-lived intangible assets are required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that would indicate that a possible impairment of these assets may have occurred. The Company has evaluated the carrying value of the Kenan Business goodwill and related long-lived intangible assets in light of the depressed economic state of the global telecommunications industry, and believes the carrying value of these assets have not been impaired as of the date of this filing. The Company will continually monitor the carrying value of these assets during this economic downturn in this industry sector. If the current economic conditions worsen and/or take longer to recover than anticipated, it is reasonably possible that a review for impairment of the Kenan Business goodwill and/or related long-lived intangible assets in the future would indicate that they are impaired, and the amount of impairment could be substantial.

Adjusted Results of Operations

Net income presented under generally accepted accounting principles (“Reported Earnings”) for the three and nine months ended September 30, 2002 were $5.9 million ($0.11 per diluted share) and $27.6 million ($0.52 per diluted share), respectively. To provide for an additional comparison of the Company’s current results of operations with past and future periods, the Company has adjusted out the impact of the Kenan acquisition-related charges and the restructuring charge, as discussed above (“Adjusted Earnings”). Operating income and net income on an adjusted basis have been computed by excluding these charges. The Company believes that these costs are infrequent in their occurrence, and that excluding them provides information of value to those interested in the evaluation of the Company’s operations. The impact of these charges on the Company’s pretax income was considered in determining the adjusted effective income tax rate of 41%. The difference between the 41% adjusted income tax rate and the Company’s Reported Earnings effective income tax rate relates primarily to the tax attributes of certain Kenan Business acquisition-related charges recorded in the first quarter of 2002. A reconciliation of the Company’s Reported Earnings and Adjusted Earnings is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2002

	Reported Earnings	Impact of Acquisition-Related Charges	Impact of Restructuring Charge	Adjusted Earnings

Total revenues	$155,614	$—	$—	$155,614
Total operating expenses	138,373	(2,104)	(12,027)	124,242

Operating income	17,241	2,104	12,027	31,372
Net interest and other	(4,401)	—	—	(4,401)

Income before income taxes	12,840	2,104	12,027	26,971
Income tax (provision) benefit	(6,990)	515	(4,691)	(11,166)

Net income	$5,850	$2,619	$7,336	$15,805

Weighted average shares	52,005	52,005	52,005	52,005

Net income per diluted share	$0.11	$0.05	$0.14	$0.30

	Nine Months Ended September 30, 2002

	Reported Earnings	Impact of Acquisition-Related Charges	Impact of Restructuring Charge	Adjusted Earnings

Total revenues	$455,727	$—	$—	$455,727
Total operating expenses	387,970	(29,458)	(12,027)	346,485

Operating income	67,757	29,458	12,027	109,242
Net interest and other	(10,390)	—	—	(10,390)

Income before income taxes	57,367	29,458	12,027	98,852
Income tax provision	(29,806)	(6,428)	(4,691)	(40,925)

Net income	$27,561	$23,030	$7,336	$57,927

Weighted average shares	52,847	52,847	52,847	52,847

Net income per diluted share	$0.52	$0.44	$0.14	$1.10

Acquisition of IBM’s ICMS Business

On August 30, 2002, the Company acquired certain intellectual property and client contracts associated with IBM’s Integrated Customer Management System (“ICMS”) customer care and billing solution. The ICMS platform is a standalone solution that offers customer care, provisioning, rating and billing, and is based on the IBM eServer iSeries system. ICMS serves more than 35 customers in 20 countries around the world in the cable, mobile and wireline telephony markets. The Company acquired ICMS to further enhance its portfolio of solutions and to continue to support the Company’s current international growth strategy. The ICMS revenues and operating expenses included in the Company’s results of operations for the current quarter were not significant.

Adelphia Communications Corporation

The Company provides processing services for approximately three million of Adelphia Communications Corporation’s (“Adelphia”) video customers. Adelphia filed for bankruptcy protection under Chapter 11 on June 25, 2002. The Company deferred the recognition of Adelphia’s June 2002 processing revenues due to the collectibility risk resulting from the bankruptcy filing. The Company increased its allowance for doubtful accounts in the second quarter of 2002 for outstanding accounts receivable from Adelphia dated prior to June 2002, and believes it is adequately reserved against its collectibility exposure for pre-bankruptcy receivables of Adelphia as of September 30, 2002. The Company continues to provide processing services for Adelphia post-bankruptcy. As of the date of this filing, Adelphia is current on substantially all invoices related to services provided post-bankruptcy, and the Company believes that all amounts invoiced for future services will be fully collected under the current contractual payment terms.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the three months ended September 30, 2002, increased 25.1% to $155.6 million, from $124.4 million for the three months ended September 30, 2001. The increase between periods relates to a 7.4% increase in processing and related services, a 33.0% decrease in software revenues, a 544.9% increase in maintenance revenues and a 55.6% increase in professional services revenues. The decrease in software revenues is due primarily to lower AT&T software purchases during the third quarter of 2002 as compared to the third quarter of 2001. The increase in maintenance and professional services revenues relates primarily to the Kenan Business acquisition. See the “Results of Operations - Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

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

The cost of processing and related services for the three months ended September 30, 2002, increased 12.3% to $35.4 million, from $31.5 million for the three months ended September 30, 2001. The increase is due primarily to the increase in the number of customers of the Company’s clients, which were serviced by the Company. Processing costs as a percentage of related processing revenues were 37.8% (margin of 62.2%) for the three months ended September 30, 2002, compared to 36.1% (margin of 63.9%) for the three months ended September 30, 2001. The increase in processing costs as a percentage of related revenue is due primarily to an increase in processing and related cost per customer account between periods.

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

The combined cost of software and maintenance for the three months ended September 30, 2002 increased 122.9% to $17.5 million, from $7.8 million for the three months ended September 30, 2001. The increase relates primarily to the operations of the Kenan Business discussed above, which includes amortization expense related to the acquired Kenan Business intangible assets of $3.9 million for the three months ended September 30, 2002. Going forward, amortization expense related to these intangible assets will continue to be $1.3 million per month through February 2003, at which time it will decrease to $0.8 million per month through February 2007. The cost of software and maintenance as a percentage of related revenues was 46.9% (margin of 53.1%) for the three months ended September 30, 2002, as compared to 36.8% (margin of 63.2%) for the three months ended September 30, 2001. The increase in cost of software and maintenance as a percentage of related revenue is due primarily to the decrease in the Broadband Division’s software sales during the third quarter of 2002 (primarily due to lower purchases by AT&T). However, as discussed below, these fluctuations in the gross margin for software and maintenance revenues is an inherent characteristic of software companies.

Cost of Professional Services. The cost of professional services consists principally of: (i) the Company’s professional services organizations; (ii) subcontracted professional consultants; and (iii) facilities and infrastructure costs related to the Company’s professional services organizations.

The cost of professional services for the three months ended September 30, 2002 increased 221.1% to $17.7 million, from $5.5 million for the three months ended September 30, 2001. The increase relates to the operations of the Kenan Business discussed above. The cost of professional services as a percentage of related revenues was 71.7% (margin of 28.3%) for the three months ended September 30, 2002, as compared to 34.8% (margin of 65.2%) for the three months ended September 30, 2001. The increase in the cost of professional services as a percentage of the related revenue is due primarily to the decrease in the Broadband Division’s professional service revenue (primarily due to lower purchases by AT&T) and the inclusion of the operations of the Kenan Business.

As a result of the Kenan Business acquisition, the Company expects revenues from software and professional services to increase and become a larger percentage of total revenues. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software and perform professional services. The Company’s quarterly revenues for software and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and the delivery of contracted services or products. However, the costs associated with the software and maintenance revenues, and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in the cost of software and maintenance, and the cost of professional services as a percentage of related revenues will likely occur between periods.

Gross Margin. The overall gross margin for the three months ended September 30, 2002, increased 6.9% to $85.0 million, from $79.5 million for the three months ended September 30, 2001. The overall gross margin percentage decreased to 54.6% for the three months ended September 30, 2002, compared to 63.9% for the three months ended September 30, 2001. The changes in the gross margin and gross margin percentage are due to the factors discussed above.

Research and Development Expense. Research and development (“R&D”) expense for the three months ended September 30, 2002, increased 33.5% to $19.2 million, from $14.4 million for the three months ended September 30, 2001. As a percentage of total revenues, R&D expense increased to 12.3% for the three months ended September 30, 2002, from 11.6% for the three months ended September 30, 2001. The Company did not capitalize any internal software development costs during the three months ended September 30, 2002 and 2001.

The increase in the R&D expenditures between periods is due primarily to the addition of the various Kenan Business products. The Company’s development and enhancement efforts for the third quarter of 2002 were focused primarily on: (i) various IPRD projects for the Kenan Business discussed in detail in the “Kenan Business Acquisition” section above, as well as updates and enhancements to the existing versions of the Kenan Business product family; and (ii) enhancements to CSG CCS/BP and related software products which will increase the functionalities and features of the products.

The Company expects its investment in R&D over time will approximate the Company’s historical investment rate of 10%-13% of total revenues. This investment will be focused on the CSG CCS/BP, CSG Kenan/BP, CSG Kenan/OM, and CSG Data Mediation solutions, as well as additional stand-alone products as they are identified.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2002, increased 97.7% to $29.4 million, from $14.9 million for the three months ended September 30, 2001. As a percentage of total revenues, SG&A expense increased to 18.9% for the three months ended September 30, 2002, from 12.0% for the three months ended September 30, 2001. The increase in SG&A expense primarily relates to the inclusion of SG&A expenses for the Kenan Business in the third quarter of 2002, and to a much lesser degree, legal fees incurred during the third quarter of 2002 related to the AT&T and Comcast litigations. See “AT&T Business Relationship” section below for additional discussion of AT&T and Comcast litigations.

As discussed in Note 3 to the Financial Statements, the Company recorded stock-based employee compensation of $0.3 million in the third quarter of 2002. The Company expects stock-based employee compensation for the fourth quarter of 2002 to be approximately $1.0 million.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2002, increased 36.1% to $5.0 million, from $3.7 million for the three months ended September 30, 2001. The increase in depreciation expense relates to capital expenditures made during the last three months of 2001 and the first nine months of 2002 in support of the overall growth of the Company, and depreciation expense related to the acquired fixed assets from the Kenan Business acquisition. The capital expenditures during the aforementioned period consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Kenan Business Acquisition-Related Charges. See the “Kenan Business Acquisition” section above for a detailed discussion of these charges.

Restructuring Charge. As discussed above, when fully implemented by the end of this year, the Company expects approximately $45 million of cost reductions on an annualized basis. These cost reductions are expected to impact all of the Company’s operating segments and be reflected primarily in the cost of revenues, research and development, and SG&A expense captions in the Company’s Consolidated Statements of Income. See the “Restructuring Charge” section above for a more detailed discussion of the Company’s restructuring program and related charges for the current quarter.

Operating Income. Operating income for the three months ended September 30, 2002, was $17.2 million or 11.1% of total revenues, compared to $46.6 million or 37.4% of total revenues for the three months ended September 30, 2001. The decrease in these measures between years relates to the factors discussed above. Operating income on an adjusted basis (excluding the Kenan Business acquisition-related charges and restructuring charge) was $31.4 million, or 20.2% of total revenues. See the “Adjusted Results of Operations” section above for a more detailed discussion of the impact of the Kenan Business acquisition-related charges and restructuring charge on the Company’s results of operations.

Interest Expense. Interest expense for the three months ended September 30, 2002, increased 498.5% to $4.1 million, from $0.7 million for the three months ended September 30, 2001, with the increase due primarily to the debt borrowed to finance the Kenan Business acquisition, as discussed in Notes 6 and 7 to the Financial Statements. The weighted-average balance of the Company’s debt borrowings for the three months ended September 30, 2002, was $270.0 million, compared to approximately $45.3 million for the three months ended September 30, 2001. The weighted-average interest rate on the Company’s debt borrowings for the three months ended September 30, 2002, including the amortization of deferred financing costs, was approximately 6.2%, compared to 6.0% for the three months ended September 30, 2001.

Interest and Investment Income. Interest and investment income for the three months ended September 30, 2002, decreased 83.0% to $0.2 million, from $1.3 million for the three months ended September 30, 2001. The decrease is due primarily to lower funds available for investment, and to a lesser degree, the reduction in the returns on invested funds.

Other expense. Other expense for the three months ended September 30, 2002, increased to $0.5 million from $(0.1) million for the three months ended September 30, 2001. The increase is due primarily to losses on foreign currency translations during the third quarter of 2002.

Income Tax Provision. For the three months ended September 30, 2002, the Company recorded an income tax provision of $7.0 million, or an effective income tax rate of approximately 54%. The impacts of acquisitions and the Company’s international expansion of its business (primarily as a result of the Kenan Business acquisition) have significantly increased the Company’s effective income tax rate when compared to its historical rate of approximately 38% in 2001. The Company expects that the full-year 2002 effective income tax rate will be approximately 48%, though initially, the rates are higher in the first nine months of 2002 due to certain non-recurring expenses incurred in the first quarter of 2002 in conjunction with the Kenan Business acquisition (primarily in-process research and development). The estimate of 48% for 2002 is based on various assumptions as of September 30, 2002, with the two primary assumptions related to the Company’s estimate of total pretax income, and the amounts and sources of foreign pretax income. The actual effective income tax rate for 2002 could fluctuate from the 48% estimate based on the

Company’s actual experiences for these items for the fourth quarter of 2002.

The Company is in the process of implementing its long-term income tax strategy. The effective income tax rate may be adversely impacted during this interim period based on the location in which future foreign profits and losses are generated.

As of September 30, 2002, the Company had net deferred tax assets of $56.3 million, relating primarily to its domestic operations, which represented approximately 8% of total assets. The Company has established valuation reserves for certain deferred tax assets, primarily related to certain foreign tax credits and tax net operating losses in foreign jurisdictions, due to the uncertainty in realizing such benefits. For all other deferred tax assets, relating primarily to domestic operations, management continues to believe that sufficient taxable income will be generated to realize the benefit of these deferred tax assets. The Company’s assumptions of future profitable domestic operations are supported by its strong operating performances over the last several years.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2001 Form 10-K, to include Note 2 to the Consolidated Financial Statements. Management evaluates the performance of the operating segments based on total revenues and contribution margin. Contribution margin is defined as segment operating revenues less segment operating expenses. There were no material inter-segment revenues for the periods presented below. Certain operating expenses managed at the corporate level (primarily facilities and other infrastructure support costs and management bonuses), which can be attributed to the operating segments, are allocated as an indirect expense charge to the operating segments. Any costs managed at the corporate level, which are not attributable to the operating segments, are reflected as corporate overhead costs. The Kenan Business acquisition-related charges and restructuring charge are excluded from segment operating expenses. The Company does not allocate activities below the operating level to its reported operating segments. Management’s review of segment operating expenses focuses primarily on the functional expenses (e.g., wages, employee benefits, data processing costs, etc.).

The Company’s operating segment information and corporate overhead costs for the three months ended September 30, 2002 and 2001, are presented below (in thousands). Information for the prior period has been restated to conform to the current period’s presentation.

	Three Months Ended September 30, 2002

	Broadband Services Division	GSS Division	Corporate	Total

Processing revenues	$93,432	$155	$—	$93,587
Software revenues	615	11,018	—	11,633
Maintenance revenues	5,351	20,298	—	25,649
Professional services revenues	95	24,650	—	24,745

Total revenues	99,493	56,121	—	155,614
Segment operating expenses (1)	53,291	58,390	12,561	124,242

Contribution margin (loss) (1)	$46,202	$(2,269)	$(12,561)	$31,372

Contribution margin (loss) percentage	46.4%	(4.0%)	N/A	20.2%

(1)

Segment operating expenses and contribution margin (loss) exclude the Kenan Business acquisition-related charges of $2.1 million and the restructuring charge of $12.0 million for the three months ended September 30, 2002 (as more fully discussed under “Adjusted Results of Operations”). Of the $12.0 million restructuring charge recorded in the three months ended September 30, 2002, approximately $1.9 million related to the Broadband Division, $9.8 million related to the GSS Division and $0.3 million related to Corporate.

	Three Months Ended September 30, 2001

	Broadband Services Division	GSS Division	Corporate	Total

Processing revenues	$87,150	$—	$—	$87,150
Software revenues	17,353	—	—	17,353
Maintenance revenues	3,977	—	—	3,977
Professional services revenues	15,307	592	—	15,899

Total revenues	123,787	592	—	124,379
Segment operating expenses	52,604	14,813	10,391	77,808

Contribution margin (loss)	$71,183	$(14,221)	$(10,391)	$46,571

Contribution margin (loss) percentage	57.5%	N/A	N/A	37.4%

Reconciling information between reportable segments contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended September 30,

	2002	2001

Segment contribution margin	$31,372	$46,571
Restructuring charge	(12,027)	—
Kenan Business acquisition-related expenses	(2,104)	—

Operating income	17,241	46,571
Interest expense	(4,076)	(681)
Interest income and other	(325)	1,358

Income before income taxes	$12,840	$47,248

Broadband Division

Total Revenues. Total Broadband Division revenues for the three months ended September 30, 2002 decreased 19.6% to $99.5 million, from $123.8 million for the three months ended September 30, 2001.

Processing revenues for the three months ended September 30, 2002 increased by 7.2% to $93.4 million, from $87.2 million for the three months ended September 30, 2001. Of the total increase in processing revenues, approximately 91% resulted from an increase in the number of customers of the Company’s clients which were serviced by the Company and approximately 9% was due to increased revenue per customer. Customers served were as follows (in thousands):

	As of September 30,

	2002	2001	Increase (Decrease)

Video	40,094	37,413	2,681
Internet	4,687	3,169	1,518
Telephony	141	217	(76)

Total	44,922	40,799	4,123

The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company’s systems, and internal customer growth experienced by existing clients. From October 1, 2001 through September 30, 2002, the Company converted and processed approximately 2.5 million new customers on its systems. The Company did not convert any new customer accounts onto its processing system during the third quarter of 2002. As of September 30, 2002, the Company had no customers in its conversion backlog.

Total annualized processing revenue per video and Internet account was as follows:

	Three Months Ended September 30,

	2002	2001	Increase (Decrease)

Video account	$8.91	$8.86	0.6%
Internet account	$3.50	$4.29	(18.4%)

The change in processing revenues per video account relates primarily to: (i) changes in the usage of ancillary services by clients; (ii) the introduction of new products and services and the clients use of these products and services; and (iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.). The decrease in processing revenues per Internet account is due primarily to: (i) the ability of Internet clients to spread their processing costs, some of which are fixed, across a larger customer base; and (ii) lower pricing tiers due to volume growth in customers processed for certain clients. The Company expects the annualized processing revenues for the remainder of 2002 to range between $8.50 to $8.60 per video account, and between $3.50 to $3.60 per Internet account.

Software revenue for the three months ended September 30, 2002 decreased by 96.5% to $0.6 million, from $17.4 million for the three months ended September 30, 2001. The decrease in revenue was due primarily to lower software purchases by AT&T during the third quarter of 2002 as compared to the third quarter of 2001. Maintenance revenue for the three months ended September 30, 2002 increased by 34.5% to $5.4 million, from $4.0 million for the three months ended September 30, 2001. The increase in maintenance revenue was due primarily to an increase in the overall client base using the Company’s Broadband Division software products.

Professional services revenue for the three months ended September 30, 2002 decreased by 99.4% to $0.1 million, from $15.3 million for the three months ended September 30, 2001. The decrease in revenue was due primarily to lower professional services purchased by AT&T during the third quarter of 2002 as compared to the third quarter of 2001.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the three months ended September 30, 2002 increased by 1.3% to $53.3 million, from $52.6 million for the three months ended September 30, 2001. Broadband Division contribution margin decreased by 35.1% to $46.2 million (contribution margin percentage of 46.4%) for the three months ended September 30, 2002, from $71.2 million (contribution margin percentage of 57.5%) for the three months ended September 30, 2001. Although the total segment operating expenses between quarters is comparable, the contribution margin and contribution margin percentage decreased between periods primarily as a result of a decrease in software and professional services revenues in 2002. As discussed above, the costs associated with software and maintenance revenues, and professional services generally are fixed in nature within a relatively short period of time, and thus, decreases in these revenues generally does not result in a decrease in the corresponding operating expenses.

Global Software Services Division

Total Revenues. Total GSS Division revenues for the three months ended September 30, 2002 were $56.1 million, as compared to $0.6 million for the three months ended September 30, 2001. As discussed above, the GSS Division was formed as a result of the Kenan Business acquisition as of February 28, 2002. The prior period has been restated to conform to the current period’s presentation. The only revenues generated for this division in the third quarter of 2001 related to one month of professional services revenues for plaNet Consulting (acquired in September 2001). The focus for the GSS Division at that time consisted primarily of product development efforts on the Company’s CSG NextGen software product. The revenues for this segment in the third quarter of 2002 consisted primarily of professional services and maintenance revenues for the three months of operations of the Kenan Business, and to a much lesser degree, software license fees from the Kenan Business and the professional services revenues for planet Consulting.

Segment Operating Expenses and Contribution Loss. GSS Division operating expenses for the three months ended September 30, 2002 were $58.4 million, as compared to $14.8 million for the three months ended September 30, 2001. GSS Division contribution loss decreased by 84.0% to $2.3 million for the three months ended September 30, 2002, from $14.2 million for the three months ended September 30, 2001. The increase in expenses between periods relates primarily to the inclusion of the operating expenses for the Kenan Business, which had no comparable amounts for this quarter in 2001, and to a much lesser degree, three full months of operating expenses for planet Consulting, which only had one month of expenses in the comparable quarter of 2001. The Company is targeting the GSS Division to generate a positive contribution margin in the fourth quarter of 2002.

Corporate

Corporate Operating Expenses. Although Corporate is not an operating segment, the Company’s management reviews and evaluates corporate overhead operating expenses on a monthly basis in conjunction with the performance of the operating segments. Corporate overhead expenses consist principally of the costs associated with maintaining various corporate functions, including corporate marketing programs, as well as the various support functions managed at the corporate level (e.g., legal, accounting, etc.). Corporate overhead expenses for the three months ended September 30, 2002, increased 20.9% to $12.6 million, from $10.4 million for the three months ended September 30, 2001. The increase in operating expenses relates primarily to the additional marketing and administrative costs to support the Company’s overall growth, and to a lesser degree, an increase in legal fees related primarily to the AT&T and Comcast litigations.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the nine months ended September 30, 2002, increased 27.1% to $455.7 million, from $358.6 million for the nine months ended September 30, 2001. The increase between periods relates to a 10.6% increase in processing and related services, a 15.4% decrease in software revenues, a 426.4% increase in maintenance revenues, and a 100.6% increase in professional services revenues. The decrease in software revenues is due to a decrease in software sales within the Broadband Division. The increase in maintenance and professional services revenues relates to the Kenan Business acquisition. See the “Results of Operations - Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services. The cost of processing and related services for the nine months ended September 30, 2002, increased 17.4% to $105.5 million, from $89.9 million for the nine months ended September 30, 2001. The increase is due primarily to the increase in the number of customers of the Company’s clients which were serviced by the Company. Processing costs as a percentage of related processing revenues were 38.2% (margin of 61.8%) for the nine months ended September 30, 2002, compared to 36.0% (margin of 64.0%) for the nine months ended September 30, 2001. The increase in processing costs as a percentage of related revenue is due primarily to an increase in processing and related costs per customer account between periods.

Cost of Software and Maintenance. The cost of software and maintenance for the nine months ended September 30, 2002 increased 51.6% to $39.2 million, from $25.9 million for the nine months ended September 30, 2001. The increase relates primarily to the operations of the Kenan Business discussed above, which includes amortization expense related to the acquired Kenan Business intangible assets of $9.1 million for 2002. The cost of software and maintenance as a percentage of related revenues was 33.3% (margin of 66.7%) for the nine months ended September 30, 2002, as compared to 33.2% (margin of 66.8%) for the nine months ended September 30, 2001. As discussed below, fluctuations in the gross margin for software and maintenance revenues is an inherent characteristic of software companies and are expected in future periods.

Cost of Professional Services. The cost of professional services for the nine months ended September 30, 2002 increased 209.9% to $46.1 million, from $14.9 million for the nine months ended September 30, 2001. The increase relates to the operations of the Kenan Business discussed above. The cost of professional services as a percentage of related revenues was 74.4% (margin of 25.6%) for the nine months ended September 30, 2002, as compared to 48.1% (margin of 51.9%) for the nine months ended September 30, 2001. The increase in the cost of professional services as a percentage of the related revenue is due primarily to the decrease in the Broadband Division’s professional service revenue (primarily due to lower purchases by AT&T) and the inclusion of the operations of the Kenan Business.

As a result of the Kenan Business acquisition, the Company expects revenue from software and professional services to increase and become a larger percentage of total revenues. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software and perform professional services. The Company’s quarterly revenues for software and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and the delivery of contracted services or products. However, the costs associated with software and maintenance revenues, and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in the cost of software and maintenance, and the cost of professional services as a percentage of related revenues will likely occur between periods.

Gross Margin. The overall gross margin for the nine months ended September 30, 2002, increased 16.2% to $264.9 from $228.0 million for the nine months ended September 30, 2001. The overall gross margin percentage decreased to 58.1% for the nine months ended September 30, 2002, compared to 63.6% for the nine months ended September 30, 2001. The changes in the gross margin and gross margin percentage are due to the factors discussed above.

Research and Development Expense. R&D expense for the nine months ended September 30, 2002, increased 46.9% to $58.2 million, from $39.6 million for the nine months ended September 30, 2001. As a percentage of total revenues, R&D expense increased to 12.8% for the nine months ended September 30, 2002, from 11.0% for the nine months ended September 30, 2001. The Company did not capitalize any internal software development costs during the nine months ended September 30, 2002 and 2001.

The increase in the R&D expenditures between periods is due primarily to inclusion of R&D for the various Kenan Business products since the closing of the acquisition on February 28, 2002. The Company’s development and enhancement efforts for the first nine months of 2002 were focused primarily on: (i) various IPRD projects for the Kenan Business discussed in detail in the “Kenan Business Acquisition” section above, as well as updates and enhancements to the existing versions of the Kenan Business product family; (ii) development of CSG NextGen; and (iii) enhancements to CSG CCS/BP and related software products which will increase the functionalities and features of the products.

The Company expects its investment in R&D over time will approximate the Company’s historical investment rate of 10%-13% of total revenues. This investment will be focused on the CSG CCS/BP, CSG Kenan/BP, CSG Kenan/OM, and CSG Data Mediation solutions, as well as additional stand-alone products as they are identified.

Selling, General and Administrative Expense. SG&A expense for the nine months ended September 30, 2002, increased 101.4% to $83.6 million, from $41.5 million for the nine months ended September 30, 2001. As a percentage of total revenues, SG&A expense increased to 18.4% for the nine months ended September 30, 2002, from 11.6% for the nine months ended September 30, 2001. The increase in SG&A expense primarily relates to the inclusion of seven months of SG&A expenses for the Kenan Business since the closing of the acquisition on February 28, 2002, and to a lesser degree: (i) increases in the Company’s bad debt expense due to an increase in reserves established for clients with a high degree of collectibility risk, including Adelphia; and (ii) legal fees related to the AT&T and Comcast litigations.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2002, increased 31.9% to $13.9 million, from $10.5 million for the nine months ended September 30, 2001. The increase in depreciation expense relates to capital expenditures made during the last three months of 2001 and the first nine months of 2002 in support of the overall growth of the Company and depreciation expense related to the acquired fixed assets from the Kenan Business acquisition. The capital expenditures during the aforementioned period consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the other components of operating expenses.

Kenan Business Acquisition-Related Charges. See the “Kenan Business Acquisition” section above for a detailed discussion of these charges.

Restructuring Charge. See the “Restructuring Charge” section above for a more detailed discussion of the Company’s restructuring program and related charges for the nine months ended September 30, 2002.

Operating Income. Operating income for the nine months ended September 30, 2002, was $67.8 million or 14.9% of total revenues, compared to $136.3 million or 38.0% of total revenues for the nine months ended September 30, 2001. The decrease in these measures between years relates to the factors discussed above. Operating income on an adjusted basis (excluding the Kenan Business acquisition-related charges and restructuring charge) was $109.2 million, or 24.0% of total revenues. See the “Adjusted Results of Operations” section above for a more detailed discussion of the impact of the Kenan Business acquisition-related charges and restructuring charge on the Company’s results of operations.

Interest Expense. Interest expense for the nine months ended September 30, 2002, increased 302.1% to $10.4 million, from $2.6 million for the nine months ended September 30, 2001, with the increase due primarily to the debt borrowed to finance the Kenan Business acquisition, as discussed in Notes 6 and 7 to the Financial Statements. The weighted-average balance of the Company’s long-term debt for the nine months ended September 30, 2002, was approximately $212.3 million, compared to approximately $52.5 million for the nine months ended September 30, 2001. The weighted-average interest rate on the Company’s debt borrowings for the nine months ended September 30, 2002, including the amortization of deferred financing costs, was approximately 6.2%, compared to 6.6% for the nine months ended September 30, 2001.

Interest and Investment Income. Interest and investment income for the nine months ended September 30, 2002, decreased 48.2% to $1.6 million, from $3.1 million for the nine months ended September 30, 2001. The decrease is due primarily to lower funds available for investment, and to a lesser degree, the reduction in the returns on invested funds.

Other expense. Other expense for the nine months ended September 30, 2002, increased to $1.7 million from $0.036 million of income for the nine months ended September 30, 2001. The increase is due primarily to losses on foreign currency translations during the second and third quarters of 2002.

Income Tax Provision. For the nine months ended September 30, 2002, the Company recorded an income tax provision of $29.8 million, or an effective income tax rate of approximately 52%. The Company’s effective income tax rate for 2001 was approximately 38%. The increase in the effective income tax is due primarily to the impacts of acquisitions and the Company’s international expansion of its business in 2002. See above for additional discussions of the Company’s income taxes for the current quarter and expectations for 2002.

Results of Operations - Operating Segments

The Company’s operating segment information and corporate overhead costs for the nine months ended September 30, 2002 and 2001, are presented below (in thousands). Information for the prior period has been restated to conform to the current period’s presentation.

	Nine Months Ended September 30, 2002

	Broadband Services Division	GSS Division	Corporate	Total

Processing revenues	$275,690	$414	$—	$276,104
Software revenues	23,294	32,717	—	56,011
Maintenance revenues	15,196	46,418	—	61,614
Professional services revenues	1,895	60,103	—	61,998

Total revenues	316,075	139,652	—	455,727
Segment operating expenses (1)	160,263	151,392	34,830	346,485

Contribution margin (loss) (1)	$155,812	$(11,740)	$(34,830)	$109,242

Contribution margin (loss) percentage	49.3%	(8.4%)	N/A	24.0%

(1)

Segment operating expenses and contribution margin (loss) exclude the Kenan Business acquisition-related charges of $29.5 million and restructuring charge of $12.0 million for the nine months ended September 30, 2002 (as more fully discussed under “Adjusted Results of Operations”). Of the $12.0 million restructuring charge recorded in the nine months ended September 30, 2002, approximately $1.9 million related to the Broadband Division, $9.8 million related to the GSS Division and $0.3 million related to Corporate.

	Nine Months Ended September 30, 2001

	Broadband Services Division	GSS Division	Corporate	Total

Processing revenues	$249,717	$—	$—	$249,717
Software revenues	66,243	—	—	66,243
Maintenance revenues	11,705	—	—	11,705
Professional services revenues	30,307	592	—	30,899

Total revenues	357,972	592	—	358,564
Segment operating expenses	156,095	38,466	27,692	222,253

Contribution margin (loss)	$201,877	$(37,874)	$(27,692)	$136,311

Contribution margin (loss) percentage	56.4%	N/A	N/A	38.0%

Reconciling information between reportable segments contribution margin (loss) and the Company’s consolidated totals is as follows (in thousands):

	Nine Months Ended September 30,

	2002	2001

Segment contribution margin	$109,242	$136,311
Restructuring charge	(12,027)	—
Kenan Business acquisition-related expenses	(29,458)	—

Operating income	67,757	136,311
Interest expense	(10,358)	(2,576)
Interest income and other	(32)	3,169

Income before income taxes	$57,367	$136,904

Broadband Division

Total Revenues. Total Broadband Division revenues for the nine months ended September 30, 2002 decreased 11.7% to $316.1 million, from $358.0 million for the nine months ended September 30, 2001.

Processing revenues for the nine months ended September 30, 2002 increased by 10.4% to $275.7 million, from $249.7 million for the nine months ended September 30, 2001. Of the total increase in processing revenues, approximately 84% resulted from an increase in the number of customers of the Company’s clients which were serviced by the Company and approximately 16% was due to increased revenue per customer.

Total annualized processing revenue per video and Internet account was as follows:

	Nine Months Ended September 30,

	2002	2001	Increase (Decrease)

Video account	$8.82	$8.67	1.7%
Internet account	$3.98	$4.69	(15.1)%

The change in processing revenues per video account relates primarily to: (i) changes in the usage of ancillary services by clients; (ii) the introduction of new products and services and the clients use of these products and services; and (iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.). The decrease in processing revenues per Internet account is due primarily to: (i) the ability of Internet clients to spread their processing costs, some of which are fixed, across a larger customer base; and (ii) lower pricing tiers due to volume growth in customers processed for certain clients.

Software revenue for the nine months ended September 30, 2002 decreased by 64.8% to $23.3 million, from

$66.2 million for the nine months ended September 30, 2001. The decrease in revenue was due primarily to lower AT&T software purchases during the first nine months of 2002 as compared to the first nine months of 2001.

Maintenance revenue for the nine months ended September 30, 2002 increased by 29.8% to $15.2 million, from $11.7 million for the nine months ended September 30, 2001. The increase in maintenance revenue was due primarily to an increase in the overall client base using the Company’s Broadband Division software products.

Professional services revenue for the nine months ended September 30, 2002 decreased by 93.7% to $1.9 million, from $30.3 million for the nine months ended September 30, 2001. The decrease in revenue was due primarily to lower professional services purchased by AT&T during the second and third quarters of 2002 as compared to the second and third quarters of 2001.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the nine months ended September 30, 2002 increased by 2.7% to $160.3 million, from $156.1 million for the nine months ended September 30, 2001. This overall increase in segment operating expenses between periods is due primarily to: (i) an increase in bad debt expense due to an increase in reserves established for clients with a high degree of collectibility risk as of September 30, 2002, including Adelphia; (ii) an increase in several variable processing costs (e.g., paper, envelopes, data processing, etc.), with these increases related to an increase in the volume of customers processed between periods; and (iii) an increase in data processing costs per customer, due to increased functionalities and features of the Company’s processing and related products.

Broadband Division contribution margin decreased by 22.8% to $155.8 million (contribution margin percentage of 49.3%) for the nine months ended September 30, 2002, from $201.9 million (contribution margin percentage of 56.4%) for the nine months ended September 30, 2001. Broadband Division contribution margin and contribution margin percentage decreased between periods primarily as a result of a decrease in software and professional services revenues in 2002. As discussed above, the costs associated with software and maintenance revenues, and professional services generally are fixed in nature within a relatively short period of time, and thus, decreases in these revenues generally do not result in a decrease in the corresponding operating expenses.

Global Software Services Division

Total Revenues. Total GSS Division revenues for the nine months ended September 30, 2002 were $139.7 million, as compared to $0.6 for the nine months ended September 30, 2001. As discussed above, the GSS Division was formed as a result of the Kenan Business acquisition as of February 28, 2002. The prior period has been restated to conform to the current period’s presentation. The only revenues generated for this division in the first three quarters of 2001 related to one month of professional services revenues for plaNet Consulting (acquired in September 2001). The focus for the GSS Division at that time consisted primarily of product development efforts on the Company’s CSG NextGen software product. The revenues for this segment in the first nine months of 2002 consisted primarily of software license, maintenance, and professional services revenues for the seven months of operations of the Kenan Business, and to a much lesser degree, the professional services revenues for plaNet Consulting.

Segment Operating Expenses and Contribution Loss. GSS Division operating expenses for the nine months ended September 30, 2002 were $151.4 million, as compared to $38.5 million for the nine months ended September 30, 2001. GSS Division contribution loss decreased by 69.0% to $11.7 million for the nine months ended September 30, 2002, from $37.9 million for the nine months ended September 30, 2001.The increase in expenses between periods relates primarily to the inclusion of seven months of operating expenses for the Kenan Business since the closing of the acquisition, and to a much lesser degree, the operating expenses for plaNet Consulting.

Corporate

Corporate Operating Expenses. Corporate overhead expenses for the nine months ended September 30, 2002, increased 25.8% to $34.8 million, from $27.7 million for the nine months ended September 30, 2001. The increase in operating expenses relates primarily to: (i) the additional marketing and administrative costs to support the Company’s overall growth, and to a lesser degree; (ii) an increase in legal fees related to the AT&T and Comcast litigations.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity. As of September 30, 2002, the Company’s principal sources of liquidity included cash, cash equivalents, and short-term investments of $54.8 million. The Company also has a revolving credit facility in the amount of $100.0 million, of which there were no borrowings outstanding as of September 30, 2002. The Company’s ability to borrow under the Revolver is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation. As of September 30, 2002, all of the $100.0 million revolving credit facility was available to the Company. The revolving credit facility expires in February 2007.

Accounts Receivables. As of September 30, 2002, and December 31, 2001, respectively, the Company had $151.8 million and $92.4 million in net billed trade accounts receivable. The Company’s trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period. The Company’s DBO calculations for the three months ended September 30, 2002 and 2001, respectively were 65 days and 53 days. The Company’s net trade accounts receivable balance and DBO as of and for the three months ended June 30, 2002 were $128.1 million and 56 days, respectively.

The increases in the net billed trade accounts receivable and DBO discussed in the preceding paragraph relate primarily to: (i) continued revenue growth of the Company, to include the activity of the acquired Kenan Business; (ii) the transition of the Kenan Business to the Company, which required a significant amount of documentation and communication with certain clients to facilitate payments being made to the Company; and (iii) a greater portion of the Company’s accounts receivables being generated from international telecommunications software and services transactions within the GSS Division. The Kenan Business acquisition has changed the principal concentration of credit risk related to accounts receivable, as the Company has moved from having its primary clients being large, established cable television and direct broadcast satellite companies located in the United States, to being a wide range of telecommunications providers located in the following regions: North America, Central and South America, Europe/MiddleEast/Africa and Asia-Pacific. As expected, such changes in the client base have adversely impacted the Company’s accounts receivable balance and DBO as longer billing cycles (i.e., invoicing terms and cash collection cycles) are an inherent characteristic of international software and services transactions. In addition, as discussed above, the economic state of the global telecommunications industry continues to be depressed which has had an adverse impact on the normal cash collection cycles. Since most of the Company’s current and future clients operate within this industry sector, the economic state of this industry directly impacts the Company’s business, potentially increasing the likelihood of uncollectible amounts from current and future accounts receivable and lengthening the cash collection cycle. For these reasons, the Company has set its target DBO range at 65-75 days.

The net billed accounts receivable balances includes an allowance for doubtful accounts of approximately $12.6 million and $6.3 million as of September 30, 2002, and December 31, 2001, respectively. The increase in the allowance for doubtful accounts relates primarily to specific reserves established for clients with a high degree of collectibility risk as of the end of the quarter, including pre-bankruptcy accounts receivable from Adelphia Communications Corporation. Adelphia filed for bankruptcy protection under Chapter 11 on June 25, 2002. As of September 30, 2002, the Company believes it has adequately reserved for its collectibility exposure on its accounts receivable. As of the date of this filing, the Company had collected approximately $75 million of the September 30, 2002 net billed accounts receivable balance of

$151.8 million, or 50% of the total.

Revenue recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. As of September 30, 2002 and December 31, 2001, respectively, the Company had $33.5 million and $14.3 million of unbilled trade receivables, with the increase attributed primarily to the GSS Division. Unbilled accounts receivable are an inherent characteristic of software and professional services transactions, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events. The Company expects software and professional services revenues to become an increasingly larger portion of its total revenues in the future. Consequently, the Company’s unbilled accounts receivable have increased over historical levels experienced prior to the Kenan Business acquisition. The September 30, 2002 unbilled accounts receivable balance consists primarily of several software and professional service transactions executed during recent quarters. The remaining unbilled accounts receivable balance consists primarily of recurring unbilled amounts due to monthly billing cutoffs. Approximately 85% of the September 30, 2002 unbilled trade receivables are scheduled to be billed and paid by the end of 2002, with the remainder scheduled to be paid in early 2003.

As part of the Kenan Business acquisition, the Company acquired billed and unbilled accounts receivable from Lucent. As of September 30, 2002, these accounts receivables, which reflect an estimate for doubtful accounts, were $11.5 million, compared to $64.9 million as of March 31, 2002. The decrease relates primarily to cash collections during the second and third quarters, and to a lesser degree, adjustments to the estimated fair value of the accounts receivable, resulting primarily from the final audit of the Kenan Business’ net assets received during the second quarter of 2002. Since these acquired accounts receivable relate to Lucent’s operations of the Kenan Business prior to the Company’s ownership, these amounts are being tracked and reported on separately from the Company’s trade accounts receivable. Purchased Kenan Business accounts receivables is not included in the Company’s determination of DBOs, as these accounts receivable have certain aging and collection characteristics that the Company believes would not accurately reflect the Company’s actual collection performance on its billed trade accounts receivable, as measured by its DBO calculation. The Company believes these accounts receivables will be substantially collected by the end of 2002.

Accounts Payable and Accrued Employee Compensation. As of September 30, 2002 and December 31, 2001, respectively, the Company had $47.2 million and $30.7 million of trade accounts payable and accrued employee compensation. The increase relates to the continued growth of the Company’s business during the first nine months of 2002, including the impact of the Kenan Business acquired in February 2002.

Deferred Revenues. As of September 30, 2002 and December 31, 2001, respectively, the Company had $55.7 million and $10.1 million of deferred revenues, with the increase primarily due to the Kenan Business acquisition. The Company recorded certain deferred revenues as part of its purchase accounting for the Kenan Business acquisition. Those deferred revenues represent the estimated fair value of the contractual obligations assumed by the Company as of the acquisition date to complete various professional service contracts and software maintenance contracts. As the Company fulfills these obligations, it recognizes the appropriate amount of deferred revenue.

Cash Flows. The Company’s net cash flows from operating activities for the nine months ended September 30, 2002 and 2001 were $40.6 million and $130.7 million, respectively. Approximately $37.3 million of the decrease between periods relates to the Company’s agreement to extend the payment terms on a large software transaction across its 2000 yearend, thus distorting the cash flows from operations for the first nine months of 2001. Factoring out the impact of scheduling this payment across yearend, cash flows from operations for the first nine months of 2001 would have been $93.4 million. The remaining decrease in cash flows from operations relates primarily to an increase in trade accounts receivables, attributed primarily to the GSS Division as discussed above, and a reduction in earnings between periods.

The Company’s net cash flows used in investing activities totaled $230.3 million for the nine months ended September 30, 2002, compared to $69.7 million for the nine months ended September 30, 2001, an increase of $160.6 million. The increase between periods relates primarily to the acquisition of the Kenan Business for approximately $256.0 million during 2002.

The Company’s net cash flows provided by financing activities was $213.6 million for the nine months ended September 30, 2002, compared to the use of $65.0 million for the nine months ended September 30, 2001, an increase of $278.6 million. The increase between periods can be attributed to: (i) the Company borrowing $300.0 million to finance the Kenan Business acquisition and retire its previous bank debt; and (ii) a decrease in stock repurchases of $66.3 million. This net increase is offset by an increase in debt payments of $50.1 million (including deferred financing costs), and a reduction in proceeds from the exercise of stock options and warrants between periods of $37.6 million.

EBITDA. For the three months ended September 30, 2002, adjusted earnings (excludes the Kenan Business acquisition-related charges and the restructuring charge discussed above) before interest, taxes, depreciation and amortization (“EBITDA”) were $42.3 million compared to $52.3 million for the same period in 2001, a decrease of 19 percent. For the nine months ended September 30, 2002, EBITDA was $137.6 million compared to $152.0 million for the same period in 2001, a decrease of 9 percent. EBITDA is calculated by beginning with net income, adding back: (i) income tax provision; (ii) interest expense; (iii) depreciation and amortization expense; (iv) acquisition-related charges (to include the Kenan Business acquisition-related charges); (v) any extraordinary, unusual or non-recurring expenses or losses (to include the restructuring charge); and (vi) any other non-cash charges, and subtracting: (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; (iii) any other non-cash income; and (iv) any cash payments made in subsequent periods related to any extraordinary, unusual or non-recurring expenses or losses. The EBITDA calculation for other companies may differ from this calculation. EBITDA is presented here as a measure of the Company’s debt service ability and is not intended to represent cash flows for the periods in accordance with generally accepted accounting principles. EBITDA includes certain non-cash revenue and expense items as a result of the purchase accounting for the Kenan Business acquisition. A reconciliation of the Company's net income amounts to its EBITDA amounts are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$5,850	$29,630	$27,561	$85,223
Income tax provision	6,990	17,618	29,806	51,681
Interest expense	4,076	681	10,358	2,576
Depreciation and amortization expense	10,980	5,773	28,379	16,327
Acquisition-related charges	2,104	—	29,458	—
Extraordinary, unusual or non-recurring expenses	12,027	—	12,027	—
Interest income	(221)	(1,364)	(1,624)	(3,854)
Other non-cash charges (income)	546	(59)	1,656	(1)

EBITDA	$42,352	$52,279	$137,621	$151,952

Long-Term Debt. The balance of the Company’s long-term debt as of September 30, 2002 is $270 million. As a result of a voluntary principal prepayment in March 2002 of $30 million, the next principal payment of $1.1 million is scheduled for March 31, 2003. The total scheduled principal payments for 2003 are $16.4 million. The interest rates for the Senior Facility are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. See Note 7 to the Financial Statements for a full discussion of the Company’s long-term debt

Stock Repurchase Program. In August 1999, the Company’s Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of 10.0 million shares. The quarterly activity for year-to-date September 30, 2002, and since the inception of the stock repurchase program in 1999 is as follows (in thousands, except per share amounts):

Period	Shares Repurchased	Repurchase Amount	Weighted-Average Price/share

March 31, 2002	51	$1,634	$32.30
June 30, 2002	—	—	—
September 30, 2002	1,523	17,285	11.35

Total for 2002	1,574	$18,919	$12.02

Program to date	6,339	$199,710	$31.51

At September 30, 2002, the total remaining number of shares available for repurchase under the program totaled approximately 3.7 million shares. Upon acquisition, the repurchased shares have been held as treasury shares. The Company’s senior secured credit facility restricts the amount of Common Stock the Company can repurchase under its stock repurchase program to $50 million, subject to certain limitations as specified in the credit facility.

Capital Resources. The Company continues to make significant investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases under its stock repurchase program. In addition, as part of its growth strategy, the Company is expanding its international business and is continually evaluating potential business and asset acquisitions. The Company had no significant capital commitments as of September 30, 2002. The Company believes that cash generated from operating activities, together with its current cash and cash equivalents, and the amount available under its revolving credit facility, will be sufficient to meet its anticipated cash requirements for both its short and long-term purposes. The Company also believes it has additional borrowing capacity and could obtain additional cash resources by amending its current credit facility, however, the interest rates for any additional indebtedness would likely be higher than the current rates.

AT&T Business Relationship

Dependence on AT&T

AT&T completed its merger with Tele-Communications, Inc. (“TCI”) in 1999 and completed its merger with MediaOne Group, Inc. (“MediaOne”) in 2000. The percentages of the Company’s total revenues generated from AT&T Broadband and affiliated companies (“AT&T”) for the three months ended September 30, 2002 and 2001 were approximately 28% and 57%, and for the nine months ended September 30, 2002 and 2001 were approximately 28% and 59%, respectively. The decrease in the percentages between periods relates primarily to a decrease in the amount of software and professional services purchased by AT&T in 2002 when compared to 2001, as well as an increase in total revenues between periods from all other clients, including revenue related to the acquisition of the Kenan Business. The Company expects that revenues generated from AT&T for all of 2002 will be approximately 25% to 30% of the Company’s total 2002 revenues. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client. One such risk is that, should AT&T’s business generally decline, it would have a material impact on the Company’s results of operations.

AT&T Dispute

On March 13, 2002, AT&T Broadband notified the Company that AT&T was “considering” initiating arbitration proceedings relating to the AT&T Contract. AT&T stated that any action to terminate the AT&T Contract would be based upon the following claims. First, AT&T claims that the Company failed to provide bundled or aggregated billing services, including the Company’s breach of its obligation to provide telephony billing when required to do so under the AT&T Contract. Second, the letter states that the Company has not cooperated with AT&T in utilizing another vendor to provide aggregated billing services, as well as the Company’s improper assertion of its exclusivity rights. Third, the letter claims that the Company has breached the Most Favored Nations clause of the AT&T Contract. AT&T further stated that should a negotiated resolution not be achieved, AT&T could elect to seek a declaration that it is entitled to terminate the AT&T Contract on the fifth anniversary of the contract which is August 10, 2002.

On March 18, 2002, AT&T filed for injunctive relief in the Arapahoe County District Court in Colorado to obtain certain data files from the Company. On April 15, 2002, the Court dismissed AT&T’s claim, ruling that if AT&T sought to pursue the matter, it must do so in arbitration pursuant to the dispute resolution clause of the Contract.

On May 10, 2002, AT&T filed a demand with the American Arbitration Association (“AAA”) to arbitrate its claims against the Company. In its demand for arbitration, AT&T cited matters consistent with those of the March 13, 2002 allegations against the Company, and the March 18, 2002 injunctive relief action, as discussed immediately above. They are as follows. First, AT&T claims that the Company has “interfered” with AT&T’s “right” to provide aggregated billing services to its customers. In particular, AT&T contends that the Company has not cooperated with AT&T in utilizing another vendor to provide aggregated billing services and that the Company has improperly asserted its exclusivity rights under the AT&T Contract. Second, AT&T claims that the Company has breached the Most Favored Nations clause of the AT&T Contract. And finally, AT&T claims that the Company has violated its obligation to provide AT&T with its customer data in a deconversion format.

In the arbitration, AT&T seeks a “declaration” that it was entitled to terminate the AT&T Contract on its fifth anniversary (August 10, 2002) or at any time thereafter, on 90 days written notice to the Company. If, as a result of the outcome of the arbitration proceedings, AT&T elects to terminate the contract (or otherwise converts some or all of its customers to another service provider), it seeks full cooperation from the Company for whatever period of time it takes to convert AT&T’s approximately 15.5 million customers to another vendor’s customer care and billing system. In addition, AT&T is seeking unspecified damages from the Company. The Company and AT&T have agreed upon a single arbitrator to hear the dispute, and the parties are currently in the discovery phase of the arbitration.

On May 31, 2002, the Company responded to AT&T’s arbitration demand. In its response, the Company denied AT&T’s allegations that the Company had breached the Contract. The Company also filed a number of counter claims alleging that AT&T has breached its obligations to the Company and is seeking unspecified damages. Included among the Company’s counterclaims against AT&T is a request for a declaratory judgement that following the Comcast Corporation (“Comcast”) and AT&T merger (discussed in more detail below), the approximately 8 million Comcast customers would be subject to the AT&T Contract and thereby must, subject to certain conditions, be processed on the Company’s system.

The Company emphatically denies the allegations in the AT&T arbitration demand, and denies that it is in breach of the AT&T Contract. However, if the arbitrator determines that the Company either has: (i) materially or repeatedly defaulted in the performance of its obligations without satisfying the cure provisions of the AT&T Contract; or (ii) failed to substantially comply with its material obligations under the AT&T Contract taken as a whole, then AT&T may be able to terminate the AT&T Contract prior to its natural expiration on December 31, 2012. Should AT&T be successful in: (i) its claims for unspecified damages or its Most Favored Nations claims; or (ii) terminating the AT&T Contract in whole or in part, it could have a material adverse effect on the financial condition of the Company and its overall future operations. As of September 30, 2002, the Company has not reflected an accrual on its consolidated balance sheet for the potential exposure of any loss related to the AT&T arbitration proceedings because the Company has concluded that it is not probable that such a loss has occurred, and the amount of any potential loss, could not reasonably be estimated at this time, even within a range. In addition, the Company has various long-lived intangible assets (client contracts) related to the AT&T Contract which have a net carrying value as of September 30, 2002 of approximately $62 million. Because of the uncertainty regarding the outcome of this matter, the Company does not believe there has been any impairment to the carrying value of these intangible assets as of the date of this filing. However, should AT&T be successful in: (i) terminating the AT&T Contract in whole or in part, or (ii) significantly modifying the terms of the AT&T Contract, it is reasonably possible that an impairment of these intangible assets could result, and the amount of the impairment could be substantial.

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

Comcast Corporation and AT&T Broadband Merger

In December of 2001, Comcast announced that it would acquire AT&T Broadband, a merger that would create the largest cable television company in the world. Under the reported terms of the definitive merger agreement, AT&T Corporation will spin off AT&T Broadband and simultaneously merge it with Comcast, forming a new company to be called AT&T Comcast Corporation. It is premature at this time to speculate what impact this transaction will have on the Company’s operations, if any. As discussed above, the Company believes it has certain rights under the AT&T Contract to process the Comcast customers on its systems after the merger is completed. The merger is expected to close in the fourth quarter of 2002.

On June 21, 2002, the Company filed a complaint in U.S. District Court in Denver, Colorado alleging, among other things, that Comcast has unlawfully interfered with the AT&T Contract. In its complaint, the Company sought unspecified damages for Comcast’s illegal conduct and interference with the AT&T Contract.

On November 1, 2002, the Company voluntarily withdrew its complaint against Comcast without prejudice. The complaint was withdrawn to facilitate settlement discussions between the Company and Comcast regarding the arbitration proceedings between AT&T and the Company. Although this action is intended to facilitate such discussions, the current arbitration proceedings with AT&T remain unaffected by this action. While the Company is hopeful that it can have meaningful discussions and resolve the AT&T arbitration matter in a timely fashion, the withdrawal of this complaint should in no way be construed as an indication that a resolution between the Company and AT&T is imminent. The Company expects all parties to take as long as needed to reach an acceptable resolution. If no resolution can be achieved, the Company has the right to resubmit its complaint against Comcast.

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

The AT&T Contract contains certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company’s products and services include innovations in features and functions that have become standard in the wireline video industry. If the audit determines the Company is not providing such an innovation and it fails to do so in the manner and time period dictated by the contract, then AT&T would be released from its exclusivity obligation to the extent necessary to obtain the innovation from a third party. As a result of two separate technical audits, the Company believes that it is in compliance with the AT&T Contract’s technical audit requirements. AT&T has recently requested that the companies forego the current technical audit in light of the pending arbitration. In light of AT&T's request, the arbitration proceedings, and the pending AT&T and Comcast merger, the Company is not pursuing a technical audit at this time.

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

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting principles upon which the Company’s financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) capitalization of internal software development costs; (iii) intangible assets; (iv) accounting for business combinations; and (v) income taxes. These critical accounting policies and the Company’s other significant accounting policies are disclosed in Notes 2 and 6 to the Company’s Consolidated Financial Statements in the Company’s 2001 10-K.

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

The accounting for software revenues, especially when software is sold in a multiple-element arrangement, is complex and requires judgement in applying the applicable accounting literature, primarily SOP 97-2, SOP 98-9, SAB No. 101, and the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware”. Recent activities by authoritative accounting rulemakers may result in the Company adopting accounting policies for revenue recognition that involve increased levels of judgement and/or subjectivity. Key judgemental matters considered in accounting for software and related services include: (i) the identification of the separate elements of the arrangement; (ii) whether any undelivered elements are essential to the functionality of the delivered elements; (iii) the assessment of whether the Company’s hosted service transactions meet the requirements of EITF Issue No. 00-03 to be treated as a separate element to the software arrangement; (iv) the determination of vendor-specific objective evidence of fair value for each element of the software arrangement; (v) the assessment of whether the software fees are fixed or determinable; and (vi) the assessment of whether services included in the software arrangement represent significant production, customization or modification of the software. The judgements made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized.

As a result of the Kenan Business acquisition, certain of the Company’s software arrangements involve significant production, modification or customization of the software being licensed. As a result, revenues related to these software arrangements are recognized over the course of these arrangements under the percentage-of-completion method of accounting in conformity with SOP 97-2, ARB No. 45, and SOP 81-1. Under the percentage-of-completion method of accounting, software license and professional services revenues are recognized as work is performed. The Company typically uses hours performed on the arrangement as the basis to determine the percentage of the work completed. The use of the percentage-of-completion method of revenue recognition requires estimates of percentage of project completion. The judgements made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized; and (ii) determine whether an overall loss on an arrangement is required to be recorded.

The accounting for software maintenance services generally requires few judgements and estimates as these revenues are recognized ratably over the service period. However, certain estimations may be required when maintenance services are sold as part of a multiple-element arrangement, as a portion of the overall fee arrangement must be allocated to the undelivered maintenance services. The key judgemental matters considered in accounting for maintenance services in a multiple-element arrangement include: (i) the determination of vendor-specific objective evidence of fair value for of the maintenance services; and (ii) the period of time maintenance services are expected to be performed. The judgements made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized.

Professional services revenues consist of a variety of consulting services, such as product installation and customization, business consulting, and project management. Revenue from professional services billed on a time and materials basis is recognized as the services are performed and amounts due from customers are deemed collectible and are contractually non-refundable. There are few judgements and estimates made in accounting for these types of arrangements. Revenue from fixed price long-term contracts is recognized under the percentage-of-completion method of accounting for individual contracts using hours completed as the basis to determine the percentage of the work completed. The use of the percentage-of-completion method of revenue recognition requires estimates of percentage of project completion. The judgements made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized; and (ii) determine whether an overall loss on an arrangement is required to be recorded. In instances when the work performed on fixed price agreements is of relatively short duration, or if the Company is unable to make sufficiently accurate estimates of costs at the outset of the arrangement, the Company uses the completed contract method of accounting whereby revenue is recognized when the work is completed. There are few judgements and estimates made in accounting for these types of arrangements.

The EITF is currently considering revenue recognition in multi-element arrangements in EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue 00-21”) and the Financial Accounting Standards Board is expected to begin work on a revenue recognition project in the near future. The conclusions reached in these proceedings, and subsequent interpretations of those conclusions, may impact the Company’s significant revenue recognition judgements. In October 2002, the EITF reached a tentative consensus on EITF Issue 00-21. The Company is currently analyzing the impact, if any, on the Company’s current revenue recognition policies.

Capitalization of Internal Software Development Costs. The Company expends substantial amounts on research and development, particularly for new software products or for enhancements of existing products. The Company expended $58.2 million for software research and development for the nine months ended September 30, 2002, and expended $52.2 million, $42.3 million and $34.4 million in 2001, 2000 and 1999, respectively. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. The determination of whether a software product has achieved technological feasibility is, by its nature, highly subjective. This decision could significantly affect earnings during the development period by either: (i) capitalizing development costs; or (ii) expensing pre-technological feasibility research costs. Further, once capitalized, the developed software is amortized based upon the greater of: (i) straight-line amortization; or (ii) expected product revenues. The determination of expected product revenues is highly judgemental. Finally, all long-lived assets (including capitalized software) must be assessed for impairment if facts and circumstances warrant such a review. Under the current standard, a long-lived asset is impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of future cash flows and, if required, fair value of a long-lived asset is by its nature, a highly subjective judgement.

Intangible Assets. The Company frequently obtains intangible assets either individually (for example, contract acquisition costs) or in connection with a basket purchase (for example, in a business combination). The assignment of value to individual intangible assets generally requires the use of specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus subject to significant interpretation. Because individual intangible assets: (i) may be expensed immediately upon acquisition (for example, purchased in-process research and development assets); (ii) amortized over their estimated useful life (for example, acquired software); or (iii) not amortized (for example, goodwill), the assigned values could have a material affect on current and future period results of operations. Further, intangible assets are subject to the same judgements when evaluating impairment as discussed above for capitalized software.

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

Income Taxes. The Company is required to estimate its income taxes in each jurisdiction in which it operates. This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as purchased research and development costs, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities on the Company’s consolidated financial statements. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent recovery is not likely, must establish a valuation allowance. As of September 30, 2002, the Company had net deferred tax assets of $56.3 million, relating primarily to its domestic operations, which represented approximately 8% of total assets. Management believes that sufficient taxable income will be generated in the future to realize the entire benefit of the Company’s deferred tax assets. The Company’s assumptions of future profitable operations are supported by the Company’s strong operating performances over the last several years and the Company’s long-term customer care and billing system processing contracts.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk. As of September 30, 2002, the Company had long-term debt of $270.0 million, consisting of a Tranche A Term Loan with an outstanding balance of $107.3 million, a Tranche B Term Loan with an outstanding balance of $162.7 million, and a $100 million revolving credit facility (the “Revolver”) with an outstanding balance of zero. The interest rates for the Revolver and the two tranches of term loans are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The applicable margins for the Tranche B Loan are 1.50% for base rate loans and 2.75% for LIBOR loans. Through September 30, 2002, the applicable margins for the Revolver and the Tranche A Loan were 1.25% for base rate loans and 2.50% for LIBOR loans. After September 30, 2002, the applicable margins for the Revolver and the Tranche A Loan are dependent upon the Company’s leverage ratio and can range from 0.75% to 1.50% for base rate loans and 2.00% to 2.75% for LIBOR loans. The Company has the option of selecting the length of time (ranging from one to twelve months) that it locks in the LIBOR rate. For the six months ended September 30, 2002, the interest rates for the Tranche A Loan and the Tranche B Loan were based upon a LIBOR rate of 2.38% (for a combined interest rate of 4.88% for the Tranche A Loan and 5.13% for the Tranche B Loan). For the six months ended March 31, 2003, the interest rates for the Tranche A Loan and the Tranche B Loan will be based upon a LIBOR rate of 1.76% (for a combined interest rate of 4.26% for the Tranche A Loan and 4.51% for the Tranche B Loan). The Company is currently evaluating whether it should enter into derivative financial instruments for the purposes of managing its interest rate risk after March 31, 2003.

The carrying amount of the Company’s long-term debt approximates fair value due to its variable interest rate features. See Note 7 to the Financial Statements for additional description of the long-term debt and scheduled principal payments.

Foreign Exchange Rate Risk. The Company has not historically utilized derivative financial instruments for purposes of managing its foreign currency exchange rate risk. Until February 28, 2002, when the Company acquired the Kenan Business, the Company’s foreign currency transactions related almost entirely to the operations conducted through its United Kingdom (“UK”) subsidiary, CSG International Limited (“CSGI”). CSGI’s transactions were executed primarily within the UK and generally were denominated in British pounds and U.S. dollars. Exposure to variability in currency exchange rates was mitigated by the fact that purchases and sales are typically in the same currency with similar maturity dates and amounts and certain transactions were denominated in U.S. dollars. The Company has become more exposed to the impact of the changes in foreign currency exchange rates as a result of the expansion of its international business (primarily through the acquisitions of the Kenan Business and the ICMS Business). As a general rule, the

Company’s revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the US dollar will result in the Company’s products and services being more expensive to a potential foreign buyer, and in those instances where the Company’s goods and services have already been sold, will result in the receivables being more difficult to collect. The Company does at times enter into revenue contracts that are denominated in the currency of the country in which it has substantive operations, principally the United Kingdom, Australia, Canada and Singapore. This practice serves as a natural hedge to finance the expenses incurred in those locations. The Company is currently evaluating whether it should enter into derivative financial instruments for the purposes of managing its foreign currency exchange rate risk. The net foreign currency transaction gains (losses) included in other income (expenses) in the accompanying Condensed Consolidated Statements of Income were $(0.6) million and $(1.7) million in the three and nine months ended September 30, 2002, respectively, and were negligible in the three and nine months ended September 30, 2001.

Market Risk Related to Short-term Investments. There have been no material changes to the Company’s market risks related to short-term investments during the nine months ended September 30, 2002.

See the Company’s 2001 Form 10-K for additional discussion regarding the Company’s market risks.

Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Company completed its evaluation.

CSG SYSTEMS INTERNATIONAL, INC.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

AT&T Contract

On March 13, 2002, AT&T Broadband notified the Company that AT&T is “considering” initiating arbitration proceedings relating to the AT&T Contract. The letter states that AT&T’s decision whether to seek arbitration is subject to the parties exhausting the negotiation process specified in the AT&T Contract. That dispute resolution portion of the agreement calls for senior officers from each company to meet promptly and for a period of not less than 30 days in an effort to resolve the dispute.

On March 18, 2002, AT&T filed for injunctive relief in the Arapahoe County District Court in Colorado to obtain certain data files from the Company. On April 15, 2002, the Court dismissed AT&T’s claim, ruling that if AT&T sought to pursue the matter, it must do so in arbitration pursuant to the dispute resolution clause of the Contract.

On May 10, 2002, AT&T filed a demand with the American Arbitration Association (“AAA”) to arbitrate its claims against the Company. In its demand for arbitration, AT&T cited matters consistent with those of the March 13, 2002 allegations against the Company, and the March 18, 2002 injunctive relief action, as discussed immediately above. They are as follows. First, AT&T claims that the Company has “interfered” with AT&T’s “right” to provide aggregated billing services to its customers. In particular, AT&T contends that the Company has not cooperated with AT&T in utilizing another vendor to provide aggregated billing services and that the Company has improperly asserted its exclusivity rights under the AT&T Contract. Second, AT&T claims that the Company has breached the Most Favored Nations clause of the AT&T Contract. And finally, AT&T claims that the Company has violated its obligation to provide AT&T with its customer data in a deconversion format.

In the arbitration, AT&T seeks a “declaration” that it was entitled to terminate the AT&T Contract on its fifth anniversary (August 10, 2002) or at any time thereafter, on 90 days written notice to the Company. If, as a result of the outcome of the arbitration proceedings, AT&T elects to terminate the contract (or otherwise converts some or all of its customers to another service provider), it seeks full cooperation from the Company for whatever period of time it takes to convert AT&T’s approximately 15.5 million customers to another vendor’s customer care and billing system. In addition, AT&T is seeking unspecified damages from the Company. The Company and AT&T have agreed upon a single arbitrator to hear the dispute, and the parties are currently in the discovery phase of the arbitration.

On May 31, 2002 the Company responded to AT&T’s arbitration demand. In its response, the Company denied AT&T’s allegations that the Company had breached the Contract. The Company also filed a number of counter claims alleging that AT&T has breached its obligations to the Company and is seeking unspecified damages. Included among the Company’s counterclaims against AT&T is a request for a declaratory judgement that following the Comcast Corporation (“Comcast”) and AT&T merger (discussed in more detail below), the approximately 8 million Comcast customers would be subject to the Contract and thereby must, subject to certain conditions, be processed on the Company’s system.

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

Item 2-5.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

10.14C	Third Amendment to Employment Agreement with Neal C. Hansen, dated August 30, 2002

10.51	Stock Option Cancellation Agreement with Neal C. Hansen, dated August 30, 2002

10.52	Stock Option Cancellation Agreement with Peter E. Kalan, dated August 30, 2002

10.53	Stock Option Cancellation Agreement with Edward C. Nafus, dated August 30, 2002

10.54	Stock Option Cancellation Agreement with William E. Fisher, dated August 30, 2002

10.55	Stock Option Cancellation Agreement with John P. Pogge, dated August 30, 2002

10.56	Restricted Stock Award Agreement with Neal C. Hansen, dated August 30, 2002

10.57	Restricted Stock Award Agreement with Peter E. Kalan, dated August 22, 2002

10.58	Restricted Stock Award Agreement with Peter E. Kalan, dated August 30, 2002

10.59	Restricted Stock Award Agreement with Edward C. Nafus, dated August 30, 2002

10.60	Restricted Stock Award Agreement with William E. Fisher, dated August 30, 2002

10.61	Restricted Stock Award Agreement with John P. Pogge, dated August 30, 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

99.03	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.04	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

•

Form 8-K dated August 14, 2002, under Item 9, Regulation FD Disclosure, was filed with the Securities and Exchange Commission reporting the Certifications of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer of CSG Systems International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

CSG SYSTEMS INTERNATIONAL, INC.
/s/ NEAL C. HANSEN

Neal C. Hansen Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ PETER E. KALAN

Peter E. Kalan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RANDY R. WIESE

Randy R. Wiese Vice President and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS PURSUANT TO
SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Neal C. Hansen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CSG Systems International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ NEAL C. HANSEN

Neal C. Hansen Chairman and Chief Executive Officer

CERTIFICATIONS PURSUANT TO
SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Peter E. Kalan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CSG Systems International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ PETER E. KALAN

Peter E. Kalan Senior Vice President and Chief Financial Officer

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.14C	Third Amendment to Employment Agreement with Neal C. Hansen, dated August 30, 2002

10.51	Stock Option Cancellation Agreement with Neal C. Hansen, dated August 30, 2002

10.52	Stock Option Cancellation Agreement with Peter E. Kalan, dated August 30, 2002

10.53	Stock Option Cancellation Agreement with Edward C. Nafus, dated August 30, 2002

10.54	Stock Option Cancellation Agreement with William E. Fisher, dated August 30, 2002

10.55	Stock Option Cancellation Agreement with John P. Pogge, dated August 30, 2002

10.56	Restricted Stock Award Agreement with Neal C. Hansen, dated August 30, 2002

10.57	Restricted Stock Award Agreement with Peter E. Kalan, dated August 22, 2002

10.58	Restricted Stock Award Agreement with Peter E. Kalan, dated August 30, 2002

10.59	Restricted Stock Award Agreement with Edward C. Nafus, dated August 30, 2002

10.60	Restricted Stock Award Agreement with William E. Fisher, dated August 30, 2002

10.61	Restricted Stock Award Agreement with John P. Pogge, dated August 30, 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

99.03	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.04	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002