Form 10-K
period 2002-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2003-03-28
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2002 was $711,600,509.

Shares of common stock outstanding at March 24, 2003: 52,247,243.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or prior to April 30, 2003, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2002 FORM 10-K

Item 1.    Business

Company Overview

CSG Systems International, Inc. (the “Company” or “CSG”) and its wholly-owned subsidiaries serve more than 265 telecommunications service providers in more than 40 countries. The Company is a leader in next-generation billing and customer care solutions for the cable television, satellite, advanced IP services, next-generation mobile, and fixed wireline markets. The Company’s combination of proven and future-ready solutions, delivered in both outsourced and licensed formats, enables its clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. CSG is a S&P Midcap 400 company. The Company serves its clients through its two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”). The Company generated revenue of $610.9 million in 2002 compared to $476.9 million in 2001, an increase of 28%, and revenue grew at a compound annual growth rate of 30% over the seven-year period ended December 31, 2002.

The Company’s principal executive offices are located at 7887 East Belleview, Suite 1000, Englewood, Colorado 80111, and the telephone number at that address is (303) 796-2850. The Company’s Common Stock is listed on the Nasdaq National Market under the symbol “CSGS”.

General Development of Business

The Company was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from First Data Corporation (“FDC”) in November 1994 (the “CSG Acquisition”). CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until the CSG Acquisition.

In September 1997, the Company entered into a 15-year exclusive contract (the “Master Subscriber Agreement”) with Tele-Communications, Inc. (“TCI”) to consolidate all TCI customers onto the Company’s customer care and billing system. In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”), and the Company continued to service the merged operations under the terms of the Master Subscriber Agreement. On November 18, 2002, Comcast Corporation (“Comcast”) completed its merger with AT&T, and now under Comcast’s ownership, the Company continues to service the former AT&T operations under the terms of the Master Subscriber Agreement. The Company generates a significant percentage of its total revenues under the Master Subscriber Agreement, and is currently in arbitration with Comcast regarding the Master Subscriber Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional discussion of the Master Subscriber Agreement and the Company’s business relationship with Comcast.

On February 28, 2002, the Company closed on its agreement to acquire the billing and customer care assets of Lucent Technologies Inc. (“Lucent”). Lucent’s billing and customer care business consists primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; and (iii) elements of Lucent’s client support, product support, and sales and marketing organizations (collectively, the “Kenan Business”). See MD&A and Note 3 to the Company’s Consolidated Financial Statements for additional discussion of the Kenan Business and further details of the acquisition.

Industry Overview

Customer care and billing systems coordinate many aspects of the customer’s interaction with a telecommunications operator, from the initial set-up and activation of customer accounts, to support of various service activities, through the monitoring of customer invoicing and accounts receivable management. These systems enable telecommunications service providers to manage the lifecycle of their customer interactions. The telecommunications industry experienced one of the most difficult periods in its history in 2002. Mounting debt combined with limited access to capital resulted in reduced capital expenditures by operators for the second year in a row. Operators focused their attention on reducing their operational costs, improving margins and rolling out new revenue generating services with little investment in new solutions. This resulted in a decrease in spending on business support and operational support systems aimed at helping operators manage the increasing complexity and cost of managing the interaction between communications companies and their customers.

As operators continue to consolidate and begin rolling out new products to help generate new revenue streams, they will require additional functionality and flexibility within their customer care and billing solutions. This need continues to drive additional revenues into the customer care and billing industry, albeit at a smaller rate than previous years.

Business Strategy

The Company’s business strategy is designed to provide revenue and profit growth. The key elements of the strategy include:

Expand Core Processing Business.    The Company will continue to leverage its investment and expertise in high-volume transaction processing to expand its processing business. The processing business provides highly predictable recurring revenues through multi-year contracts with a client base that includes leading telecommunications service providers. The Company increased the number of customers processed on its systems from 18.0 million as of December 31, 1995 to 45.8 million as of December 31, 2002, a compound annual growth rate for this period of 14%. The Company provides a full suite of customer care and billing products and services that combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

Increase Market Share in Telecommunications Verticals.    The Company will pursue new relationships with telecommunications service providers in the wireline, wireless, IP and worldwide broadband markets with its CSG Kenan/BP product suite. While the telecommunications market continues to be in a depressed state, providers continue to look for solutions to specific problems like churn management, content settlement, converged pre-paid/post-paid offerings and more. The Company will continue to look for ways to establish relationships with those providers in which it has not done business with before, or with divisions of large telecommunications service providers in which the Company products have not traditionally had any visibility.

Enter New Markets.    As communications markets converge, the Company’s products and services can facilitate efficient entry into new markets by existing or new clients. The Company also intends to leverage its transaction processing engines into new verticals that require scaleable technology that is flexible and open, much like it has done with Italgas, a European utility, and eBay, the world’s online marketplace.

Enhance Growth Through Focused Acquisitions.    The Company follows a disciplined approach in acquiring assets and businesses which provide the technology and technical personnel to expedite the Company’s product development efforts, provide complementary products or services, or provide access to new markets or clients.

Continue Technology Leadership.    The Company believes that its technology in customer care and billing solutions gives telecommunications service providers a competitive advantage. The Company’s continuing investment in research and development (“R&D”) is designed to position the Company to meet the growing and evolving needs of existing and potential clients.

Pursue International Opportunities.    The Company’s growth strategy includes a commitment to the marketing of its products and services internationally. The Company has conducted international operations in the past and has significantly increased the level of its international operations as a result of the acquisition of the Kenan Business.

Financial Information about Segments

After the closing of the Kenan Business acquisition in February 2002, the Company organized its business around two operating segments: the Broadband Division and the GSS Division. In addition, costs managed at the corporate level, which are not attributable to the operating segments, are reflected in a Corporate overhead segment. Revenues and contribution margin attributable to reporting segments and financial information about geographical areas can be found in Note 4 to the Company’s Consolidated Financial Statements and are incorporated herein by reference.

Narrative Description of Business

The Broadband Division

General Description.    The Broadband Division consists principally of the historical processing operations and related software products of the Company. Products and services from the Broadband Division generated approximately 69%, 99%, and 100% of the Company’s total revenues for the years ended December 31, 2002, 2001, and 2000, respectively. The Broadband Division generates a substantial percentage of its revenues by providing customer care and billing services to the United States (“U.S.”) and Canadian cable television and satellite industries. The Broadband Division’s full suite of processing, software, and professional services allows clients to automate their customer care and billing functions. These functions include: (i) set-up and activation of customer accounts; (ii) sales support; (iii) order processing; (iv) invoice calculation; (v) production and mailing of invoices; (vi) management reporting; (vii) electronic presentment and payment of invoices; (viii) deployment and management of the client’s field technicians; and (ix) customer analysis for target marketing and churn management.

Total domestic customer accounts (i.e., clients’ subscribers) on the Broadband Division’s processing system as of December 31, 2002 were 45.8 million, compared to 43.3 million as of December 31, 2001, an increase of 5.9%. The Company converted approximately 0.7 million new customer accounts onto its processing system during 2002. On an annualized basis, the Broadband Division received $8.90 in processing revenue per video account for 2002, compared to $8.68 for 2001, and $3.77 in processing revenue per Internet account for 2002, compared to $4.40 for 2001.

Clients.    The Broadband Division works with the leading cable and satellite providers located in the U.S. and Canada. A partial list of those providers is included below:

AOL Time Warner	DirecTV
Adelphia Communications Corporation	Echostar Communications Corporation
Charter Communications	Bell ExpressVu
Comcast Corporation (includes former AT&T Broadband)	Mediacom Communications
Cox Communications	Prodigy Communications Corporation

During the years ended December 31, 2002, 2001, and 2000: (i) revenues from Comcast (formerly AT&T Broadband) represented approximately 28.0%, 55.8%, and 50.4% of total revenues; (ii) revenues from Echostar Communications Corporation (“Echostar”) represented approximately 10.6%, 10.0%, and 9.3% of the Company’s total revenues; and (iii) revenues from AOL Time Warner Inc. and its affiliated companies (“AOL Time Warner”) represented approximately 6.4%, 7.5%, and 8.3% of total revenues, respectively. The substantial decrease in the percentage between 2002 and 2001 for Comcast relates primarily to a decrease in the amount of software and professional services purchased by Comcast (formerly AT&T Broadband) in 2002 when compared to 2001, as well as an increase in the Company’s total revenues between periods from all other clients, including revenue related to the acquisition of the Kenan Business. See MD&A for discussion of the Company’s contract with Comcast.

Products and Services.    The Broadband Division’s primary product offerings include its core service bureau processing product, CSG CCS/BP (formerly CCS), and related services and software products. A background in high-volume transaction processing, complemented with world-class applications software, allows the Broadband Division to offer one of the most comprehensive, pre-integrated products and services solutions to the telecommunications market, serving video, data and voice providers and handling many aspects of the customer lifecycle. The Company believes this pre-integrated approach has allowed operators to get to market quickly as well as reduce the total cost of ownership for their solution.

Over the past seven years, the Company has introduced over 20 products and services ranging from workforce automation to churn management to electronic bill presentment and payment. The Broadband Division licenses its software products (e.g., ACSR, Workforce Express, etc.) and provides its professional services principally to its existing base of processing clients to: (i) enhance the core functionality of its service bureau processing application; (ii) increase the efficiency and productivity of the clients’ operations; and (iii) allow clients to effectively roll out new products and services to new and existing markets, such as high-speed data/ISP, IP markets, and residential telephony. CSG CCS/BP processing services and related software products are expected to provide a large percentage of the Company’s, and substantially all of the Broadband Division’s, total revenues in the foreseeable future.

In addition to its core processing services, through CSG Direct Solutions, service providers can access the Company’s state-of-the-art customer statement presentation solutions regardless of the billing system in use, providing an attractive cost-saving advantage to in-house statement printing.

FDC Data Processing Facility.    The Broadband Division outsources to FDC the data processing and related computer services required for operation of its processing services. The CSG CCS/BP proprietary software is run in FDC’s facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for the Company to provide these services internally. The Broadband Division’s clients are connected to the FDC facility through a combination of private and commercially-provided networks. The Company’s services agreement with FDC expires June 30, 2005, and is cancelable only for cause, as defined in the agreement. The Company believes it could obtain mainframe data processing services from alternative sources, if necessary. The Company has a business recovery plan as part of its agreement with FDC should the FDC data processing center suffer an extended business interruption or outage. This plan is tested on an annual basis.

Client and Product Support.    The Broadband Division’s clients typically rely on the Company for ongoing support and training needs relating to the Broadband Division’s products. The Broadband Division has a multi-level support environment for its clients. In 2001, the Broadband Division established strategic business units (“SBUs”) to support the business, operational and functional requirements of each client. These dedicated account management teams help clients resolve strategic and business issues and are supported by the Broadband Division’s Product Support Center, which operates 24 hours a day, seven days a week. Clients call an 800 number and through an automated voice response unit, direct their calls to the specific product support personnel where their questions are answered. The Broadband Division has a full-time training staff and conducts ongoing training sessions both in the field and at its training facilities located in Denver, Colorado and Omaha, Nebraska.

Sales and Marketing.    The Broadband Division has organized its sales efforts within its SBUs, with senior level account managers who are responsible for new revenues and renewal of existing contracts within an account. The SBUs are supported by sales support personnel who are experienced in the various products and services that the Broadband Division provides.

Competition.    The market for customer care and billing systems in the converging telecommunications industries is highly competitive. The Broadband Division competes with both independent outsourced providers and in-house developers of customer management systems. The Company believes that the Broadband Division’s most significant competitors are DST Systems, Inc., Convergys Corporation, and in-house systems. Some of the

Broadband Division’s actual and potential competitors have substantially greater financial, marketing and technological resources than the Company.

The Company believes that the principal competitive factors for its Broadband Division include the functionality, scalability, flexibility and architecture of the CCS/BP system, the breadth and depth of pre-integrated product solutions, product quality, client service and support, quality of R&D efforts, and price.

The GSS Division

General Description.    The GSS Division consists of the Company’s stand-alone software products and related services, which includes the Kenan Business. Products and services from the GSS Division generated approximately 31%, 1%, and 0%, respectively, of the Company’s total revenues for the years ended December 31, 2002, 2001, and 2000. The GSS Division has more than 230 customers in more than 40 countries. Historically, the majority of the Kenan Business revenues have been generated from international operations. For 2002, approximately 79% of the GSS Division’s revenues were generated outside the U.S., and the Company expects that a similar percentage of the GSS Division’s revenues will be generated outside the U.S. in the foreseeable future. There are certain inherent risks associated with operating internationally. Such risks are described in this report in Exhibit 99.01, “Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors”.

The GSS Division is a global provider of convergent billing and customer care software and services that enables telecommunications service providers to bill their customers for existing and next-generation services, including mobile, Internet, wireline, cable television, and satellite. The GSS Division’s revenues consist of software license and maintenance fees, and various professional and consulting services related to its software products (principally, implementation services).

Clients.    The GSS Division provides its products and services to the leading providers in the global telecommunications industry. Some of the Division’s 230+ clients include AT&T Wireless, BellSouth, Bharti Airtel, British Telecom, Cingular, eBay, Embratel, France Telecom, MobileOne, Singapore Telec, Telecom Italia, and Telefonica Data.

Products and Services.    The GSS Division’s primary product offerings include: (i) the Kenan Business software product suite, a core convergent billing platform, and its key components and modules, which include, among others, billing mediation, threshold servers, real-time rating engines, revenue settlement solutions and pre-paid/post-paid convergent billing solutions, aimed at helping telecommunication service providers manage their operations more effectively and efficiently; and (ii) professional services. The GSS Division’s professional services organizations provide a variety of consulting services, such as product implementation and customization, business consulting, project management and training services.

Client and Product Support.    The GSS Division has a multi-level support environment for its clients. Primary client support for the GSS Division is provided in three regions: (i) the Americas (North, South and Central America); (ii) Europe/Middle East/Africa (“EMEA”); and (iii) Asia Pacific (“APAC”). Regional account management teams are supported by a centralized customer support organization located in the U.S. and a product support center, which operates 24 hours a day, seven days a week.

Sales and Marketing.    The GSS Division’s primary method of distribution is through direct sales by employees assigned to these three regions. The principal sales office for each region are as follows: (i) the Americas (Denver and Miami); (ii) EMEA (London); and (iii) APAC (Singapore). In addition to the principal sales offices in each region, the GSS Division has various sales offices located throughout the world.

Competition.    The market for customer care management systems in the global telecommunications industries is highly competitive. The GSS Division competes with other providers of customer management systems, and in-house developers of customer management systems. The Company believes that the GSS Division’s most significant competitors are Amdocs Corporation, ADC/Saville, Convergys Corporation, Portal Software, Inc., SchlumbergerSema, and in-house systems. Some of the GSS Division’s actual and potential competitors have substantially greater financial, marketing and technological resources than the Company.

The Company believes that the principal competitive factors for its GSS Division include the functionality, scalability, flexibility and architecture of the software products, the breadth and depth of pre-integrated product solutions, product quality, professional services capabilities, client service and support, quality of R&D efforts, and price.

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

Historically, the vast majority of the Company’s revenue has come from domestic sources, limiting the need to develop a strong international intellectual property protection program. With the Kenan Business acquisition, the Company has clients using its products in more than 40 countries. As a result, the Company needs to continually assess whether there is any risk to its intellectual property rights in many countries throughout the world. Should these risks be improperly assessed or if for any reason should the Company’s right to develop, produce and distribute its products anywhere in the world be successfully challenged or be significantly curtailed, it could have a material impact on the Company’s financial condition and results of operations.

Research and Development

The Company’s product development efforts are focused on developing new products and improving existing products. The Company believes that the timely development of new applications and enhancements is essential to maintaining its competitive position in the marketplace. The Company’s development efforts for 2002 were focused primarily on:

•	various R&D projects for the Kenan Business, which are discussed in detail in “MD&A—Business Acquisitions”, which includes updates and enhancements to the existing versions of the Kenan Business product suite;

•	enhancements to CSG CCS/BP and related software products to increase the functionalities and features of the products; and

•	development of CSG NextGen. Following the Kenan Business acquisition, the Company discontinued the development of CSG NextGen as a stand-alone customer care and billing system, and instead, has focused on integrating certain features and capabilities of CSG NextGen into the Kenan Business product suite.

The Company’s total R&D expense was $73.7 million, $52.2 million, and $42.3 million for the years ended December 31, 2002, 2001, and 2000, or 12.1%, 10.9%, and 10.6% of total revenues, respectively. The increase in R&D expenditures between 2002 and 2001 is due primarily to the inclusion of R&D for the various Kenan Business products since the closing of the acquisition on February 28, 2002. Since 1995, the Company has invested an average of 10-12% of its total revenues into R&D. The Company expects to spend a similar percentage of its total revenues on R&D in the future.

Employees

As of December 31, 2002, the Company had a total of 2,752 employees, an increase of 725 from December 31, 2001. The increase between these points in time relates primarily to the Kenan Business acquisition. The Company’s success is dependent upon its ability to attract and retain qualified employees. None of the Company’s U.S.-based employees are subject to a collective bargaining agreement. Certain non U.S.-based employees are covered under national or company-specific collective bargaining agreements. The Company believes that its relations with its employees are good.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on the Company’s web-site at www.csgsystems.com. Additionally, these reports are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or on the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Further information on the Company’s products, services and clients is available on the Company’s website at www.csgsystems.com.

Item 2.    Properties

As of December 31, 2002, the Company was operating from approximately 40 leased sites around the world, representing approximately 766,000 square feet under lease. This amount excludes approximately 213,000 square feet of leased space that has been abandoned by the Company, which the Company has subleased or is currently attempting to sublease.

North American Region (“NAR”).

The Company leases office facilities, totaling approximately 488,000 square feet in the following metropolitan areas within the U.S.: Cambridge, Massachusetts; Columbus, Ohio; Dallas, Texas; Denver, Colorado; Miami, Florida; New Providence, New Jersey; Omaha, Nebraska; and Washington, DC. The Company utilizes these office facilities primarily for: (i) corporate headquarters; (ii) client services, training and product support; (iii) sales and marketing activities; (iv) systems and programming activities; (v) R&D activities; (vi) professional services staff; and (vii) general and administrative functions. The leases for these office facilities expire in the years 2003 through 2010. The office facilities in Denver and Omaha are used by both the Broadband Division and the GSS Division, as well as for corporate functions, with the remaining office facilities used primarily by the GSS Division.

The Company leases statement production and mailing facilities, totaling approximately 172,000 square feet in Omaha, Nebraska and Wakulla County, Florida. The leases for these facilities expire in the years 2011 through 2013. These facilities are used by the Broadband Division.

The Company leases office space totaling 13,000 square feet in Toronto, Canada for its Canadian GSS Division operations. The lease for this facility expires in 2003.

Central and Latin America Region (“CALA”).

The Company leases office facilities, totaling approximately 9,000 square feet in Buenos Aires, Argentina; Rio de Janeiro and Campinas, Brazil; and Mexico City, Mexico. The Company utilizes these office facilities primarily for: (i) client services, training and product support; (ii) sales and marketing activities; (iii) professional services staff; and (iv) general and administrative functions. These CALA office facilities support the GSS Division. The leases for these office facilities expire in the year 2003.

Europe, Middle East and Africa Region (“EMEA”).

The Company leases office facilities, totaling approximately 66,000 square feet in Brussels, Belgium; Paris, France; Munich, Germany; Rome, Italy; Madrid, Spain; and Slough, Berkshire and London, United Kingdom. The Company utilizes these office facilities primarily for: (i) client services, training and product support; (ii) sales and marketing activities; (iii) professional services staff; (iv) R&D activities; and (v) general and administrative functions. These EMEA office facilities support the GSS Division. The leases for these office facilities expire in the years 2003 through 2015.

Asia/Pacific Region (“APAC”).

The Company leases office facilities, totaling approximately 18,000 square feet in Sidney, Australia; Beijing, China; New Delhi, India; Tokyo, Japan; Seoul, Korea; and Singapore. The Company utilizes these office facilities primarily for: (i) client services, training and product support; (ii) sales and marketing activities; (iii) professional services staff; and (iv) general and administrative functions. These APAC office facilities support the GSS Division. The leases for these office facilities expire in the years 2003 through 2005.

The Company believes that its facilities are adequate for its current needs and that additional suitable space will be available as required. The Company also believes that it will be able to extend leases as they terminate at comparable rates. See Note 9 to the Company’s Consolidated Financial Statements for information regarding the Company’s obligations under its facility leases.

Item 3.    Legal Proceedings

The Company is currently in arbitration with its largest client, Comcast. Discussions of this matter can be found in “MD&A—Comcast and AT&T Broadband Business Relationship” included in this document and is incorporated herein by reference.

From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any other material pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

As of December 31, 2002, the executive officers of the Company were Neal C. Hansen (Chairman of the Board and Chief Executive Officer), John P. Pogge (President and Chief Operating Officer), Peter E. Kalan (Senior Vice President and Chief Financial Officer), Edward C. Nafus (President of the Company’s Broadband Services Division), and William E. Fisher (President of the Company’s Global Software Services Division). The Company has employment agreements with each of the executive officers. Information concerning such executive officers appears in the following paragraphs:

Mr. Hansen, 62, is a co-founder of the Company and has been the Chairman of the Board and Chief Executive Officer and a director of the Company since its inception in 1994. From 1991 until co-founding the Company, Mr. Hansen served as a consultant to several software companies, including FDC. From 1989 to 1991, Mr. Hansen was a General Partner in Hansen, Haddix and Associates, a partnership that provided advisory management services to suppliers of software products and services. From 1983 to 1989, Mr. Hansen was Chairman and Chief Executive Officer of US WEST Applied Communications, Inc. and President of US WEST Data Systems Group. Mr. Hansen earned a BS in electrical engineering from the University of Nebraska.

Mr. Pogge, 49, joined the Company in 1995 and has served as President, Chief Operating Officer and a director of the Company since September 1997. Prior to that time, Mr. Pogge was an Executive Vice President of the Company and General Manager, Business Units. From 1992 to 1995, Mr. Pogge was Vice President, Corporate Development for US WEST, Inc. From 1987 to 1991, Mr. Pogge served as Vice President and General Counsel of Applied Communications, Inc. Mr. Pogge holds a J.D. degree from Creighton University School of Law and a BBA in Finance from the University of Houston.

Mr. Kalan, 43, joined the Company in January 1997 and was named Chief Financial Officer in October 2000. Prior to joining the Company, he was Chief Financial Officer at Bank One, Chicago, and he also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a Bachelor of Arts degree in Business Administration from the University of Texas at Arlington.

Mr. Nafus, 62, joined the Company in August 1998 as Executive Vice President and was named President of the Company’s Broadband Services Division in January 2002. From 1992 to 1998, Mr. Nafus served as Executive Vice President of FDC and President of First Data International. Mr. Nafus was President of First Data Resources from 1989 to 1992 and Executive Vice President of First Data Resources from 1984 to 1989. During his 14-year tenure at First Data, Mr. Nafus held various other management positions. Mr. Nafus holds a Bachelor of Science degree in Mathematics from Jamestown College.

Mr. Fisher, 56, joined the Company in September 2001 as Executive Vice President and was named President of the Company’s Global Software Services Division in January 2002. Prior to joining the Company, Mr. Fisher was Chairman of plaNet Consulting, an e-business solutions and services group that the Company acquired in 2001. Prior to his association with plaNet, Mr. Fisher served as Chairman and Chief Executive Officer of Transaction Systems Architects, Inc. (“TSAI”), and served 14 years in numerous roles including President and Chief Executive Officer of ACI, which was acquired by TSAI. Mr. Fisher also served as President of First Data Resources’ government services division. Mr. Fisher holds a Bachelor’s degree in Management from Indiana State University and a Master’s degree in Business Administration from the University of Nebraska.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is listed on the Nasdaq National Market (“NASDAQ/NMS”) under the symbol “CSGS”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Company’s Common Stock as reported by NASDAQ/NMS.

	High	Low
2002
First quarter	$41.66	$27.40
Second quarter	30.11	17.71
Third quarter	19.57	9.06
Fourth quarter	17.44	8.77

	High	Low
2001
First quarter	$51.56	$35.72
Second quarter	63.30	37.06
Third quarter	59.01	40.37
Fourth quarter	42.01	30.76

On March 24, 2003, the last sale price of the Company’s Common Stock as reported by NASDAQ/NMS was $9.85 per share. On January 31, 2003, the number of holders of record of Common Stock was 311.

Dividends

The Company has not declared or paid cash dividends on its Common Stock since its incorporation. The Company did, however, complete a 2-for-1 stock split, effected in the form of a stock dividend, in March 1999. The Company intends to retain any earnings to finance the growth and development of its business, and at this time, does not plan to pay cash dividends in the foreseeable future. The Company’s debt agreement contains certain restrictions on the payment of dividends. See Note 5 to the Company’s Consolidated Financial Statements for additional discussion of the Company’s debt agreement.

Equity Compensation Plan Information

The Equity Compensation Plan Information required in this section is included in Note 11 to the Company’s Consolidated Financial Statements in this document and is incorporated herein by reference.

Item 6.    Selected Financial Data

The following selected financial data have been derived from the audited financial statements of the Company. The selected financial data presented below should be read in conjunction with, and is qualified by reference to MD&A and the Company’s Consolidated Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Company (1)(2)(5)
	Year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues:
Processing and related services	$373,033	$339,258	$294,809	$255,167	$191,802
Software	68,376	72,350	70,378	52,432	26,691
Maintenance	89,075	15,808	13,971	6,737	4,330
Professional services	80,448	49,492	19,737	7,826	13,817

Total revenues	610,932	476,908	398,895	322,162	236,640

Expenses:
Cost of processing and related services	141,069	121,983	107,022	95,706	82,198
Cost of software and maintenance	57,580	32,674	36,408	31,241	17,907
Cost of professional services	64,343	21,358	8,107	5,174	7,141

Total cost of revenues	262,992	176,015	151,537	132,121	107,246

Gross margin (exclusive of depreciation)	347,940	300,893	247,358	190,041	129,394

Operating expenses:
Research and development	73,674	52,223	42,338	34,388	27,485
Selling, general and administrative:
Selling, general and administrative(7)	111,592	51,527	47,018	40,422	35,066
Amortization of noncompete agreements and goodwill(8)	—	622	643	4,889	5,381
Depreciation	18,839	14,546	12,077	10,190	8,159
Restructuring charges(6)	12,721	—	—	—	—
Kenan Business acquisition-related expenses(5)	29,957	—	—	—	—

Total operating expenses	246,783	118,918	102,076	89,889	76,091

Operating income	101,157	181,975	145,282	100,152	53,303

Other income (expense):
Interest expense	(14,033)	(3,038)	(5,808)	(7,214)	(9,771)
Interest and investment income, net	1,906	4,466	5,761	2,981	2,484
Other	(1,486)	39	(32)	10	(21)

Total other	(13,613)	1,467	(79)	(4,223)	(7,308)

Income before income taxes	87,544	183,442	145,203	95,929	45,995
Income tax (provision) benefit(3)	(42,926)	(69,521)	(54,734)	(36,055)	39,643

Net income	$44,618	$113,921	$90,469	$59,874	$85,638

Diluted net income per common share(4):
Net income available to common stockholders	$0.85	$2.08	$1.60	$1.10	$1.62

Weighted average diluted common shares	52,525	54,639	56,680	54,660	52,991

Other Data (at Period End):
Number of Broadband Division clients’ customers processed	45,816	43,283	35,808	33,753	29,461

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments	$95,437	$83,599	$43,733	$48,676	$39,593
Working capital	119,782	80,789	81,317	32,092	7,050
Total assets	731,317	374,046	332,089	274,968	271,496
Total debt	270,000	31,500	58,256	81,000	128,250
Stockholders’ equity	282,105	250,048	191,169	116,862	60,998

(1)	The Company was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from FDC in November 1994. CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until the CSG Acquisition. The Company recorded certain acquisition-related assets as a result of the CSG Acquisition. For the years presented in this table, these acquisition-related assets resulted in periodic amortization of client contracts, noncompete agreement and goodwill, and stock-based employee compensation. During 1999 and 1998, cost of processing and related services included $2.8 million and $3.0 million, respectively, of amortization for client contracts from the CSG Acquisition. Amortization related to the noncompete agreement from the CSG Acquisition was $0.4 million per month, and was fully amortized as of November 30, 1999.
(2)	During 1997, the Company purchased certain software technology assets from TCI and simultaneously entered into the Master Subscriber Agreement with TCI to consolidate all TCI customers onto the Company’s customer care and billing system. In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne, and consolidated the merged operations into AT&T Broadband. On November 18, 2002, Comcast completed its merger with AT&T, and now under Comcast’s ownership, the Company continues to service the former AT&T operations under the terms of the Master Subscriber Agreement. The total amount paid to TCI in 1997 was approximately $159 million, with approximately $105 million assigned to purchased in-process research and development assets that were charged to expense at the date of acquisition, with the remaining amount allocated primarily to the Master Subscriber Agreement, which is being amortized ratably over the 15-year life of the contract. The Company financed this transaction with a $150.0 million term credit facility, of which $27.5 million was used to retire the Company’s previously outstanding debt. See MD&A for additional discussion of the Company’s Master Subscriber Agreement and related business relationship with Comcast.
(3)	During 1998, the Company recorded an income tax benefit of $39.6 million related primarily to the elimination of its valuation allowance against its net deferred tax assets.
(4)	On March 5, 1999, the Company completed a two-for-one stock split for shareholders of record on February 8, 1999. The split was effected as a stock dividend. Share and per share data for all periods presented herein have been adjusted to give effect to the split. Diluted net income per common share and the shares used in the per share computation have been computed on the basis described in Note 2 to the Company’s Consolidated Financial Statements.
(5)	On February 28, 2002, the Company acquired the Kenan Business from Lucent for approximately $256 million in cash. The Kenan Business acquisition had a significant impact on the Company’s operations for 2002, as well as on its financial position as of December 31, 2002. See Note 3 to the Company’s Consolidated Financial Statements and MD&A for a discussion of the acquisition and its impact on the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2002, including information regarding the intangible assets recorded from the acquisition and their related periodic amortization, and the Kenan Business acquisition-related expenses reflected in this table. The Company financed the acquisition with a $300.0 million term credit facility, of which $31.5 million was used to retire the Company’s previously outstanding debt. See Note 5 to the Company’s Consolidated Financial Statements for additional discussion of the Company’s credit facility.
(6)	During the third quarter of 2002, the Company implemented several cost reduction initiatives and recorded restructuring charges of approximately $12.7 million for the year ended December 31, 2002. See Note 6 to the Company’s Consolidated Financial Statements and MD&A for additional discussion of the restructuring charges.
(7)	During the third quarter of 2002, the Company recorded deferred employee compensation of approximately $5.3 million as a result of certain equity compensation arrangements with several key members of the Company’s management team. The deferred employee compensation is being amortized to compensation expense over the service periods of the arrangements. Compensation expense recognized during 2002 related to these arrangements were $1.4 million. See Note 11 to the Company’s Consolidated Financial Statements for additional discussion of these equity compensation arrangements.
(8)	Following the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill as of December 31, 2001, and never amortized goodwill that was acquired in business combinations for which the acquisition date was after June 30, 2001. Instead, goodwill is reviewed annually for impairment. The adoption of this pronouncement did not result in a material difference in amortization between periods, as amortization related to goodwill was approximately $0.6 million per year from 1998 through 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company.    The Company serves more than 265 telecommunications service providers in more than 40 countries. The Company is a leader in next-generation billing and customer care solutions for the cable television, satellite, advanced IP services, next-generation mobile, and fixed wireline markets. The Company’s combination of proven and future-ready solutions, delivered in both outsourced and licensed formats, enables its clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. The Company is a S&P Midcap 400 company. The Company serves its clients through its two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

Forward-Looking Statements.    This report contains a number of forward-looking statements relative to future plans of the Company and its expectations concerning the global customer care and billing industry, as well as the converging telecommunications industry it serves, and similar matters. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are contained in Exhibit 99.01 “Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors” of this report. Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to review this exhibit closely in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Comcast and AT&T Broadband Business Relationship

Background.    In September 1997, the Company entered into a 15-year exclusive contract (the “Master Subscriber Agreement”) with Tele-Communications, Inc. (“TCI”) to consolidate all TCI customers onto the Company’s customer care and billing system. In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”), and the Company continued to service the merged operations under the terms of the Master Subscriber Agreement. On November 18, 2002, Comcast Corporation (“Comcast”) completed its merger with AT&T, and now under Comcast’s ownership, the Company continues to service the former AT&T operations under the terms of the Master Subscriber Agreement. The key terms of the Master Subscriber Agreement are discussed below.

Significance of the Master Subscriber Agreement.    The Company generates a significant percentage of its total revenues under the Master Subscriber Agreement. During the years ended December 31, 2002, 2001, and 2000, revenues generated under the Master Subscriber Agreement represented approximately 28.0%, 55.8%, and 50.4% of total revenues. The substantial decrease in the percentage between 2002 and 2001 relates primarily to a decrease in the amount of software and professional services purchased under the Master Subscriber Agreement in 2002 when compared to 2001, as well as an increase in the Company’s total revenues between periods from all other clients, including revenue related to the acquisition of the Kenan Business. The Company expects that the percentage of its total revenues in 2003 generated under the Master Subscriber Agreement will represent a percentage comparable to that of 2002. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client. One such risk is that, should Comcast’s business generally decline, it would have a material impact on the Company’s financial condition and results of operations.

Legal Proceedings.    During 2002, the Company was involved in various legal proceedings with AT&T and Comcast (both before and after Comcast’s November 18, 2002 merger with AT&T) related to the Master Subscriber Agreement, summarized as follows:

AT&T Legal Proceedings

•	On March 13, 2002, AT&T notified the Company that AT&T was “considering” initiating arbitration proceedings relating to the Master Subscriber Agreement. AT&T stated that any action to terminate the Master Subscriber Agreement would be based upon the following claims. First, AT&T claimed that the Company failed to provide bundled or aggregated billing services, including the Company’s breach of its obligation to provide telephony billing when required to do so under the Master Subscriber Agreement. Second, the letter stated that the Company has not cooperated with AT&T in utilizing another vendor to provide aggregated billing services, as well as the Company’s improper assertion of its exclusivity rights. Third, the letter claimed that the Company has breached the Most Favored Nations clause of the Master Subscriber Agreement. AT&T further stated that should a negotiated resolution not be achieved, AT&T could elect to seek a declaration that it is entitled to terminate the Master Subscriber Agreement on the fifth anniversary of the contract which was August 10, 2002.

•	On March 18, 2002, AT&T filed for injunctive relief in the Arapahoe County District Court in Colorado to obtain certain data files from the Company. On April 15, 2002, the Court dismissed AT&T’s claim, ruling that if AT&T sought to pursue the matter, it must do so in arbitration pursuant to the dispute resolution clause of the Master Subscriber Agreement.

•	On May 10, 2002, AT&T filed a demand with the American Arbitration Association (“AAA”) to arbitrate its claims against the Company. In its demand for arbitration, AT&T cited matters consistent with those of the March 13, 2002 allegations against the Company, and the March 18, 2002 injunctive relief action, as discussed immediately above. The claims are as follows: First, AT&T claimed that the Company has “interfered” with AT&T’s “right” to provide aggregated billing services to its customers. In particular, AT&T contended that the Company had not cooperated with AT&T in utilizing another vendor to provide aggregated billing services and that the Company had improperly asserted its exclusivity rights under the Master Subscriber Agreement. Second, AT&T claimed that the Company had breached the Most Favored Nations clause of the Master Subscriber Agreement. And finally, AT&T claimed that the Company had violated its obligation to provide AT&T with its customer data in a deconversion format.

In the arbitration, AT&T seeks a “declaration” that it was entitled to terminate the Master Subscriber Agreement on its fifth anniversary (August 10, 2002), or at any time thereafter, on 90 days written notice to the Company. If, as a result of the outcome of the arbitration proceedings, it is ruled that AT&T has the right to and ultimately elects to terminate the contract (or otherwise converts some or all of its customers to another service provider), AT&T seeks full cooperation from the Company for whatever period of time it takes to convert its approximately 16 million customers to another vendor’s customer care and billing system. In addition, AT&T seeks unspecified damages from the Company.

•	On May 31, 2002, the Company responded to AT&T’s arbitration demand. In its response, the Company denied AT&T’s allegations that the Company had breached the Master Subscriber Agreement. The Company also filed a number of counter claims alleging that AT&T had breached its obligations to the Company and is seeking unspecified damages. Included among the Company’s counterclaims against AT&T is a request for a declaratory judgement that following the AT&T and Comcast merger (which occurred on November 18, 2002), the approximately 8 million Comcast customers would be subject to the Master Subscriber Agreement and thereby must, subject to certain conditions, be processed on the Company’s system. See the discussion below for the status of the arbitration proceedings.

Comcast Legal Proceedings

The first three matters listed below precede the closing of the Comcast and AT&T merger on November 18, 2002.

•	On June 21, 2002, the Company filed a complaint in U.S. District Court in Denver, Colorado alleging, among other things, that Comcast had unlawfully interfered with the Master Subscriber Agreement as of that date, and sought a declaratory judgement that the approximately 8 million Comcast customers would be subject to the Master Subscriber Agreement and thereby must, subject to certain conditions, be processed on the Company’s system. In its complaint, the Company sought unspecified damages for Comcast’s illegal conduct and interference with the Master Subscriber Agreement.

•	On November 4, 2002, the Company voluntarily withdrew the June 21, 2002 complaint against Comcast without prejudice. The Company has the right to resubmit this complaint against Comcast.

•	On November 15, 2002, Comcast, and its wholly-owned subsidiaries, Comcast Holdings Corporation (“Comcast Holdings”) and Comcast Cable Communications, Inc. (“Comcast Cable”), filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania. The complaint was filed in connection with a complex series of corporate transactions undertaken in connection with the merger between Comcast and AT&T. The complaint seeks a declaration that Comcast, Comcast Holdings and Comcast Cable (subsidiaries under the parent company Comcast) are not bound by the existing Master Subscriber Agreement, either as a result of Comcast’s pre-existing subsidiaries not being bound by the Master Subscriber Agreement, or alternatively, Comcast’s customers serviced by those subsidiaries not being bound by the Master Subscriber Agreement, prior to July 1, 2007 due to pre-existing contractual obligations with other billing vendors. Further, the complaint alleges that Comcast has the right to terminate the Master Subscriber Agreement by transferring all AT&T customers the Company services under the Master Subscriber Agreement to a different contract between the Company and Comcast Cable. Finally, Comcast sought to have all of these issues decided by the U.S. District Court, not in the pending arbitration initiated by AT&T against the Company.

•	On December 16, 2002, the Company filed a motion in the U.S. District Court for the Eastern District of Pennsylvania requesting the Court to dismiss the complaint filed by Comcast on November 15, 2002, or alternatively, stay any action on the complaint until the arbitration proceedings between the two parties regarding the Master Subscriber Agreement are completed. In addition, in its motion, the Company argues that the complaints detailed in Comcast’s lawsuit should be added as part of the Master Subscriber Agreement arbitration proceedings.

•	On February 10, 2003, the U.S. District Court for the Eastern District of Pennsylvania issued an order to stay the November 15, 2002 complaint filed by Comcast. The order requires the Company and Comcast to submit to the Court a status report periodically on the arbitration proceedings between the two parties.

Current Status of the Legal Proceedings.    The Company believes that effective with the closing of the Comcast and AT&T merger, Comcast has effectively assumed all of the rights and obligations under the Master Subscriber Agreement, and is the party responsible for the Master Subscriber Agreement. Unless specifically identified differently, references to Comcast hereafter in this document include AT&T and its predecessor companies referenced above. Both parties have agreed upon a single arbitrator to hear the dispute, and the arbitration is currently scheduled to begin on May 5, 2003. The hearing date is subject to change based upon a variety of factors and is expected to take several weeks to complete.

The Company emphatically denies the allegations made by Comcast in the arbitration demand, and denies that it is in breach of the Master Subscriber Agreement. However, if the arbitrator determines that the Company either has: (i) materially or repeatedly defaulted in the performance of its obligations without satisfying the cure provisions of the Master Subscriber Agreement; or (ii) failed to substantially comply with its material obligations under the Master Subscriber Agreement taken as a whole, then Comcast may be able to terminate the Master

Subscriber Agreement prior to its natural expiration on December 31, 2012. Should Comcast be successful in: (i) its claims for unspecified damages or its Most Favored Nations claims; or (ii) terminating the Master Subscriber Agreement in whole or in part, the resulting impact could have a material impact on the Company’s financial condition and results of operations.

In addition, if Comcast is successful in any of its claims under either of its complaints discussed above, in whole or in part, it could have a material impact on the Company’s financial condition and results of operations.

As of December 31, 2002, the Company has not reflected an accrual on its consolidated balance sheet for the potential exposure for any loss related to the Comcast legal proceedings discussed above, primarily from the arbitration proceedings, because the Company has concluded that it is not probable that such a loss has occurred, and the amount of any potential loss could not reasonably be estimated at this time, even within a range. In addition, the Company has various long-lived intangible assets (client contracts) related to the Master Subscriber Agreement which have a net carrying value as of December 31, 2002 of approximately $61 million. Because of the uncertainty regarding the outcome of these matters, the Company does not believe there has been any impairment to the carrying value of these intangible assets as of the date of this filing. However, should Comcast be successful in: (i) terminating the Master Subscriber Agreement in whole or in part; (ii) significantly modifying the terms of the Master Subscriber Agreement; or (iii) significantly reducing the revenues expected to be generated under the Master Subscriber Agreement, it is reasonably possible that an impairment of these intangible assets could result, and the amount of the impairment could be substantial.

While the substance of any negotiations between the Company and Comcast, as well as any arbitration proceedings, are not being made public at this time, readers are strongly encouraged to review frequently the Company’s filings with the SEC as well as all public announcements from the Company relating to the dispute between the companies. This is of particular importance as it is impossible to predict accurately at this time when any partial or entire resolution to this dispute may be forthcoming, either inside or outside of the arbitration process.

Contract Rights and Obligations (as amended).    The Master Subscriber Agreement has an original term of 15 years and expires in 2012. The Master Subscriber Agreement has minimum financial commitments (based upon processing 13 million wireline video customers and one million Internet/high speed data customers) over the term of the contract, and in the Company’s view, includes exclusive rights to provide customer care and billing products and services for Comcast’s offerings of wireline video, Internet/high-speed data services, and print and mail services. The minimum financial commitments due from Comcast under the Master Subscriber Agreement for 2003 are approximately $120 million, and increase by an inflation factor each year through the end of the contract expiration date of 2012. During the fourth quarter of 2000, the Company relinquished its exclusive rights to process Comcast’s wireline telephony customers, and those Comcast customers were fully converted to another service provider by the end of 2001. The loss of these customers did not have a material impact on the Company’s result of operations.

Effective April 2001, the Company amended its agreement with Comcast giving the Company certain additional contractual rights to continue processing, for a minimum of one year, customers that Comcast may divest. These new rights are co-terminus with and are in addition to the existing minimum processing commitments the Company has with Comcast through 2012. Any such divestitures to a third party would not: (i) relieve Comcast of its minimum processing commitments; (ii) impact the Company’s exclusivity rights under the Master Subscriber Agreement; or (iii) impact the term of the Master Subscriber Agreement.

The Master Subscriber Agreement contains certain performance criteria and other obligations to be met by the Company. To fulfill the Master Subscriber Agreement and to remain competitive, the Company believes it will be required to develop additional features to existing products and services, and possibly in certain circumstances, new products and services, all of which will require substantial research and development, as well as implementation and operational aptitude. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company is also subject to an annual technical audit to determine whether the Company’s products and services include innovations in features and functions that have become standard in the wireline video industry. If the audit determines the Company is not providing such an innovation and it fails to do so in the manner and time period dictated by the contract, then Comcast would be released from its exclusivity obligation to the extent necessary to obtain the innovation from a third party. As a result of two separate technical audits, the Company believes that it is in compliance with the Master Subscriber Agreement’s technical audit requirements. Comcast has recently requested that the companies forego the third technical audit in light of the pending arbitration. In light of Comcast’s request and the arbitration proceedings, the Company is not pursuing a technical audit at this time.

Comcast has the right to terminate the Master Subscriber Agreement in the event of certain defaults by the Company. To date, the Company believes it has complied with the terms of the contract, and expects to continue to perform successfully under the Master Subscriber Agreement. Should the Company fail to meet its obligations under the Master Subscriber Agreement, or should Comcast be successful in any action to either terminate the Master Subscriber Agreement in whole or in part, or collect damages caused by an alleged breach, it would have a material impact on the Company’s financial condition and results of operations. Likewise, if Comcast were to breach its material obligations to the Company, that would have a material impact on the Company’s financial condition and results of operations. Indeed, on September 27, 2000, Comcast (then AT&T Broadband) filed a Demand for Arbitration relating to the Master Subscriber Agreement, causing a significant drop in the trading price of the Company’s Common Stock. On October 10, 2000, Comcast (then AT&T Broadband) and the Company entered into a settlement and release agreement whereby all claims, except for certain claims relating to the scope of the Company’s exclusive rights under the Master Subscriber Agreement, that were or could have been raised were mutually released by the parties. In connection with the dismissal, the companies agreed to amend the Master Subscriber Agreement. See the Company’s 2000 Form 10-K for additional discussions of this matter.

Historically, a substantial percentage of the Company’s revenue growth has resulted from the sale of products and services under the Master Subscriber Agreement, both of which are in excess of the minimum financial commitments included in the contract. There can be no assurance that the Company will continue to sell products and services to Comcast in excess of the minimum financial commitments included in the contract.

A copy of the Master Subscriber Agreement and all subsequent amendments are included in the Company’s exhibits to its periodic public filings with the SEC. These documents are available on the Internet and the Company encourages readers to review these documents for further details.

Business Acquisitions

Kenan Business Acquisition

Background.    On February 28, 2002, the Company closed on its agreement to acquire the billing and customer care assets of Lucent Technologies Inc. (“Lucent”) for $256 million in cash. Lucent’s billing and customer care business consists primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; and (iii) elements of Lucent’s client support, product support, and sales and marketing organizations (collectively, the “Kenan Business”). See Note 3 to the Company’s Consolidated Financial Statements for additional discussion of the Kenan Business and further details of the acquisition.

In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related expenses. The Company does not expect to incur any additional acquisition-related expenses subsequent to December 31, 2002, as it has completed its integration of the Kenan Business. The acquisition-related expenses for the year ended December 31, 2002 are presented below (in thousands).

In-process research and development	$19,300
Impairment of an existing intangible asset	1,906
Employee-related costs (primarily existing CSG employee redundancy costs and retention bonuses for key Kenan Business employees)	3,931
Integration costs (e.g., foreign entity structuring, process integration, etc.)	4,367
All other	453

Total Kenan Business acquisition-related expenses	$29,957

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

The Kenan Business is a product-centric billing business with a core product strategy of developing billing and customer care solutions that enable service providers to capture revenue streams through the introduction of applications and services. The Kenan Business’ primary product offerings include: (i) CSG Kenan/BP (formerly known as Arbor/BP), a core convergent billing platform; (ii) CSG Kenan/OM (formerly known as Arbor/OM Order Management), an order management platform; and (iii) CSG Data Mediation (formerly known as BILLDATS Data Manager), a billing mediation software product. At the acquisition date, the Kenan Business was undergoing development efforts related to six projects: a significant new release of CSG Kenan/BP, the next major release of CSG Kenan/OM, two new versions of CSG Data Mediation, and new offerings related to prepay billing and contents settlements. These development efforts were all proprietary, internal projects. At the acquisition date, the IPRD projects had not yet reached technological feasibility, and had no alternative future uses. The majority of the value assigned to IPRD related to CSG Kenan/BP ($13.7 million), a new prepay billing offering ($3.1 million) and two new versions of CSG Data Mediation ($2.0 million).

The Kenan Business’ ongoing IPRD projects were identified through detailed analyses of research and development plans concerning: (i) the uniqueness of the developmental work; (ii) the critical tasks required to complete the projects; (iii) the opportunities which are expected to arise from the projects; (iv) the degree of leverage of the new technology on legacy technology; (v) the risks to project completion; (vi) an assessment of the types of efforts involved; (vii) the length of time the projects are expected to be useful; and (viii) the timing of project completion, resources allocated to completion and expected expenses. The Company’s assessment was based on extensive interviews and a detailed analysis of research and development plans. If a project required additional planning, designing, coding or testing activities to determine whether the associated product could be produced to meet its design specifications, the Company determined that technological feasibility had not been reached with respect to that project.

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

Costs to complete in-process projects were estimated by Company management, with approximately $15.9 million projected to be spent on the projects in the year following the acquisition of the Kenan Business. These costs were allocated based on an analysis of completion efforts and expected completion dates.

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

As of December 31, 2002, the Company has made substantial progress related to the development and commercialization of the acquired technologies. As of the date of this filing, the two new releases of CSG Kenan/BP, the two versions of CSG Data Mediation, and the new offerings related to prepay billing and contents settlements have been completed and are generally available to the Company’s clients. Subsequent to the original IPRD analysis, the CSG Kenan/OM project was broken down into several modules that are expected to be introduced into the marketplace separately. This change does not impact the valuation of the IPRD. The CSG Kenan/OM modules are expected to be completed in the third quarter of 2003.

The expenses incurred to date to complete the IPRD projects are consistent with the Company’s previous estimates. The Company believes that the foregoing assumptions used in the IPRD analysis were reasonable at the time. As discussed in the “Restructuring Charges” section below, the Company believes the economic slowdown in the global telecommunications industry may potentially limit the amount of products and services current or future clients may purchase from the Company. As of December 31, 2002, the Company has reevaluated its assumptions used in the IPRD analysis and believes the underlying assumptions still support the valuation of the IPRD at this time. However, there can be no assurance that the underlying assumptions used in the IPRD analysis will transpire as estimated.

Impairment of Existing CSG Intangible Asset.    The impairment of an existing intangible asset relates to a data mediation software asset, which was acquired by the Company in 1998. As part of the Kenan Business acquisition, the Company acquired data mediation software assets with superior technology, resulting in the impairment of this existing software asset.

Assessment of Goodwill and Other Intangible Assets.    Key drivers of the value of the acquired Kenan Business are the global telecommunications industry customer base and the software assets acquired. In connection with this acquisition, the Company recorded approximately $195 million of goodwill, and as of December 31, 2002, had other long-lived intangible assets (client contracts and software) with a net carrying value of approximately $39 million. In addition to the requirement to perform an annual goodwill impairment test, goodwill and other long-lived intangible assets are required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that would indicate that a possible impairment of these assets may have occurred. The Company has evaluated the carrying value of the Kenan Business goodwill and related long-lived intangible assets in light of the depressed economic state of the global telecommunications industry, and believes the carrying value of these assets have not been impaired as of the date of this filing. The Company will continually monitor the carrying value of these assets during this economic downturn in this industry sector. If the current economic conditions worsen and/or take longer to recover than anticipated, it is reasonably possible that a review for impairment of the Kenan Business goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Davinci Technologies

On December 20, 2002, the Company acquired 100% of the common stock of Davinci Technologies Inc. (“Davinci”), a Toronto, Canada-based company, for $2.4 million in cash (net of $1.0 million in acquired cash), plus $0.1 million in acquisition costs. The acquisition of Davinci gave the Company ownership of Davinci’s m-Care™ solution which will be integrated with the Company’s CSG Kenan/BP product to enhance its customer self-care and electronic bill presentment and payment features. The m-Care solution, which has been re-named CSG™ Total Care, enables telecommunications service providers to deliver self-care and electronic billing tools to their customers over the Internet or virtually any mobile device, in any currency and any language. The Davinci revenues and operating expenses are included in the Company’s results of operations for the period subsequent to the acquisition date, but are not significant. See Note 3 to the Company’s Consolidated Financial Statements for additional discussion of the Davinci acquisition.

IBM’s ICMS Business

On August 30, 2002, the Company acquired certain intellectual property and client contracts associated with IBM’s Integrated Customer Management System (“ICMS”) customer care and billing solution for $10.8 million in cash. The ICMS platform is a standalone solution that offers customer care, provisioning, rating and billing and is based on the IBM eServer iSeries system. ICMS serves more than 35 customers in 20 countries around the world in the cable television, mobile and wireline telephony markets. The Company acquired ICMS to increase its client base and further enhance its portfolio of solutions in support of the Company’s current international growth strategy. The ICMS revenues and operating expenses are included in the Company’s results of operations for the periods subsequent to the acquisition date, but are not significant. See Note 3 to the Company’s Consolidated Financial Statements for additional discussion of the ICMS acquisition.

plaNet Consulting, Inc.

On September 18, 2001, the Company acquired 100% of the common stock of plaNet Consulting, Inc. (“plaNet”), a Delaware corporation, for $16.7 million in cash. With over 100 employees located in Omaha, Nebraska and Denver, Colorado, plaNet provides e-business solutions and services to enable companies to transact business via the Internet and in real-time. At the date of acquisition, plaNet derived the majority of its revenues from consulting services. The Company acquired plaNet primarily to obtain its assembled management and consulting workforce to expand the Company’s professional services capabilities. The results of operations of plaNet are included in the Company’s Consolidated Statements of Income for the periods subsequent to the acquisition date. See Note 3 to the Company’s Consolidated Financial Statements for additional discussion of the plaNet acquisition.

Restructuring Charges

The economic state of the global telecommunications industry (e.g., cable television, satellite, wireline and wireless telephony, Internet and high speed data, etc.) continues to be depressed, with many of the companies operating within this industry publicly reporting decreased revenues and earnings, as well as several companies recently filing for bankruptcy protection. Public reports indicate any expected turnaround in the economic state of the global telecommunications industry could be slow, and a sustained recovery could take several years. Many telecommunications companies have announced cost and capital expenditure reduction programs to cope with the depressed economic state of the industry, and the Company has experienced this in certain of its sales discussions with current and prospective clients. Since most of the Company’s current and future clients operate within this industry sector, the economic state of this industry directly impacts the Company’s business, potentially limiting the amount of products and services current or future clients may purchase from the Company.

Due to the economic decline in the global telecommunications industry, and the uncertainty in the timing and the extent of any economic turnaround within the industry, the Company implemented several cost reduction initiatives during the third quarter of 2002. These initiatives included: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the Company’s workforce); (ii) limited hiring of new employees; (iii) a reduction of the Company’s facilities and infrastructure support costs, including facilities consolidations and abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment. Substantially all of the involuntary employee terminations were completed during the third quarter of 2002, with the remainder completed during the fourth quarter of 2002. The fourth quarter financial results substantially reflect the full implementation of the cost savings initiatives, which are expected to result in approximately $45 million of annual cost savings, when compared to the Company’s operating results for the second quarter of 2002. The Company believes that the operational impact from these initiatives will not negatively impact its ability to service its current or future clients, and will not limit its ability to grow its business in the future when the economic conditions within the global telecommunications industry improve.

In connection with the cost reduction initiatives discussed above, the Company recorded the following restructuring charges for the year ended December 31, 2002 (in thousands).

Involuntary employee termination benefits	$5,810
Facilities abandonment	6,897
All other	14

Total restructuring charges	$12,721

The involuntary employee termination benefits component of the business restructuring charges relates primarily to severance payments and job placement assistance, with substantially all of these amounts paid out as of December 31, 2002. The facilities abandonment component of the business restructuring charges relates to office facilities the Company has committed to abandon that are under long-term lease agreements. The facilities abandonment charge is equal to the present value of the future costs associated with those abandoned facilities, net of the estimated proceeds from any future sublease agreements. The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future. See Note 6 to the Company’s Consolidated Financial Statements for additional discussion of the Company’s restructuring charges.

Adjusted Results of Operations

Operating income presented under accounting principles generally accepted in the U.S. (“Reported Earnings”) for the year ended December 31, 2002 was $101.2 million, compared to $182.0 for the year ended December 31, 2001, a decrease of $80.8 million. Net income on a Reported Earnings basis for the year ended December 31, 2002 was $44.6 million ($0.85 per diluted share), compared to $113.9 million ($2.08 per diluted share) for the year ended December 31, 2001, a decrease of $69.3 million ($1.23 per diluted share). Approximately $42.7 million of the decrease in operating income between periods, and $31.7 million ($0.60 per diluted share) of the decrease in net income between periods is attributed to certain direct and incremental acquisition-related expenses incurred as a result of the Kenan Business acquisition, and the restructuring charges recorded in the second half of 2002, as discussed above. The remainder of the decrease in both measures relates primarily to lower software and professional services revenues in the Company’s Broadband Division in 2002, when compared to 2001.

To provide for an additional comparison of the Company’s current results of operations with past and future periods, the Company has adjusted out from Reported Earnings the impact of the Kenan Business acquisition-related expenses and the restructuring charges (“Adjusted Earnings”). The Company believes that these costs are infrequent in their occurrence and somewhat unique in their nature such that excluding them in certain analyses provides additional information of value to those interested in the evaluation of the Company’s operations, especially when attempting to make comparisons between multiple periods in which these types of items did not occur, or differ significantly between periods. Although these types of costs are considered infrequent in their occurrence, it is reasonably likely they could occur again in the near future. Management reviews both Reported Earnings and Adjusted Earnings financial measures in evaluating the Company’s performance.

As stated above, operating income and net income on an adjusted basis have been computed by excluding these charges. The impact of these charges on the Company’s pretax income was considered in determining the Adjusted Earnings effective income tax rate of 41%. The difference between the 41% Adjusted Earnings effective tax rate and the Company’s Reported Earnings effective income tax rate of 49% relates primarily to the tax attributes of certain Kenan Business acquisition-related expenses recorded in the first quarter of 2002. A reconciliation of the Company’s Reported Earnings and Adjusted Earnings is as follows (in thousands, except per share amounts):

	Year Ended December 31, 2002
	Reported Earnings	Impact of Acquisition-Related Expenses	Impact of Restructuring Charges	Adjusted Earnings
Total revenues	$610,932	$—	$—	$610,932
Total operating expenses	509,775	(29,957)	(12,721)	467,097

Operating income	101,157	29,957	12,721	143,835
Net interest and other	(13,613)	—	—	(13,613)

Income before income taxes	87,544	29,957	12,721	130,222
Income tax provision	(42,926)	(6,025)	(4,961)	(53,912)

Net income	$44,618	$23,932	$7,760	$76,310

Weighted average shares	52,525	52,525	52,525	52,525

Net income per diluted share	$0.85	$0.45	$0.15	$1.45

Adelphia Communications Corporation

The Company provides processing services for approximately three million of Adelphia Communications Corporation’s (“Adelphia”) video customers. Adelphia filed for bankruptcy protection under Chapter 11 on June 25, 2002. The Company deferred the recognition of Adelphia’s June 2002 processing revenues due to the collectibility risk resulting from the bankruptcy filing and increased its allowance for doubtful accounts in the second quarter of 2002 for outstanding accounts receivable from Adelphia dated prior to June 2002. The Company believes it is adequately reserved against its collectibility exposure for pre-bankruptcy accounts receivable of Adelphia as of December 31, 2002. The Company continues to provide processing services for Adelphia post-bankruptcy. As of the date of this filing, Adelphia is current on substantially all invoices related to services provided post-bankruptcy, and the Company believes that all amounts invoiced for future services will be fully collected under the current contractual payment terms.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires the Company to select appropriate accounting policies, and to make judgements and estimates affecting the application of those accounting policies. In applying the Company’s accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Company’s Consolidated Financial Statements.

The Company has identified the most critical accounting principles upon which the Company’s financial status depends. The critical accounting principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) business restructuring; (iv) capitalization of internal software development costs; (v) intangible assets; (vi) business combinations; and (vii) income taxes. These critical accounting policies and the Company’s other significant accounting policies are disclosed in Notes 2 and 7 to the Company’s Consolidated Financial Statements.

Revenue Recognition.    The Company derives its revenues from the following sources: (i) processing and related services; (ii) software licenses; (iii) maintenance services; and (iv) professional services. The Company has historically generated a substantial percentage of its total revenues from providing processing and related services. As a result of the Kenan Business acquisition, the Company expects revenue from software licenses, maintenance services, and professional services to increase and become a larger percentage of total revenues.

Collectibility of fees is one of the key revenue recognition criteria for the Company for all revenue sources. Revenues are recognized only if the Company determines that the collection of the fees included in the arrangement is considered probable (i.e., the Company expects the client to pay all amounts in full when invoiced). In making its determination of collectibility for revenue recognition purposes, the Company considers a number of factors depending upon the specific aspects of an arrangement, which may include, but is not limited to, the following items: (i) an assessment of the client’s specific credit worthiness, evidenced by its current financial condition and/or recent operating results, credit ratings, and/or a bankruptcy filing status (as applicable); (ii) the client’s current accounts receivable status and/or its historical payment patterns with the Company (as applicable); (iii) the economic condition of the industry in which the client conducts the majority of its business; and/or (iv) the economic conditions and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business. The determination of collectibility requires significant judgements to be made by the Company. The risk of an incorrect collectibility assessment by the Company is heightened due to the current depressed state of the global telecommunications industry, as discussed above. The judgements made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized.

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

The accounting for software revenues, especially when software is sold in a multiple-element arrangement, is complex and requires judgement in applying the applicable accounting literature, primarily: (i) American

Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”); (ii) SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); (iii) SEC Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”); and (iv) the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware” (“EITF 00-03”). The primary revenue recognition criteria include: (i) evidence of an arrangement; (ii) delivery; (iii) fixed or determinable fees; and (iv) collectibility of fees (which is discussed above). Key judgmental matters considered in accounting for software and related services include: (i) the identification of the separate elements of the arrangement; (ii) whether any undelivered elements are essential to the functionality of the delivered elements; (iii) the assessment of whether the Company’s hosted service transactions meet the requirements of EITF 00-03 to be treated as a separate element to the software arrangement; (iv) the determination of vendor-specific objective evidence of fair value for the various elements of the software arrangement; (v) the assessment of whether the software fees are fixed or determinable; (vi) the determination as to whether the fees are considered collectible (as discussed above); and (vii) the assessment of whether services included in the software arrangement represent significant production, customization or modification of the software. The judgements made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized. In addition, because software licenses typically have little or no direct, incremental costs related to the recognition of the revenue, these judgements could also have a significant effect on net income or loss.

The GSS Division’s software arrangements may include projects for implementation services that involve significant production, customization or modification of the software being licensed. Accordingly, revenues related to these software arrangements are recognized over the course of these arrangements using the percentage-of-completion (“POC”) method of accounting in conformity with: (i) SOP 97-2; (ii) Accounting Research Bulletin No. 45, “Long-Term Construction Type Contracts” (“ARB 45”); and (iii) SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). Under the POC method of accounting, software license and professional services revenues are recognized as the services are performed. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses become evident. The Company typically uses hours performed on the project as the basis to determine the percentage of the work completed. The Company’s use of the POC method of accounting on a project requires estimates of the total project revenues, total project costs, and the total expected hours necessary to complete a project. The Company believes it has adequate processes to produce reasonably dependable estimates for these items in order to justify the use of the POC method of accounting. However, changes in estimates as a result of additional information or experience on a project as work progresses are inherent characteristics of the POC method of accounting as the Company is exposed to various business risks in completing its projects. The estimation process to support the POC method of accounting is more difficult for projects of greater length and/or complexity. Factors that increase the complexity of an implementation project are discussed in more detail in Exhibit 99.01 under “Implementation Project Complexities and Risks” included in this report. The estimates and judgements made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred. For the year ended December 31, 2002, approximately 27% of the GSS Division’s total recognized revenues were accounted for using the POC method of accounting.

The accounting for software maintenance services generally requires few judgements and estimates as these revenues are recognized ratably over the service period. However, certain estimations may be required when maintenance services are sold as part of a multiple-element arrangement, as a portion of the overall fee arrangement must be allocated to the undelivered maintenance services. The key judgmental matters considered in accounting for maintenance services in a multiple-element arrangement include: (i) the determination of vendor-specific objective evidence of fair value for the maintenance services; and (ii) the period of time maintenance services are expected to be performed. The judgements made in this area could have a significant effect on revenues recognized in any one period by changing the amount and/or the timing of the revenue recognized.

Professional services revenues consist of a variety of consulting services, such as product implementation and customization, business consulting, project management, and training services. Revenue from professional services billed on a time-and-materials basis is recognized as the services are performed and when amounts due from customers are deemed collectible and contractually non-refundable. There are few judgements and estimates made in accounting for these types of arrangements. Revenue from fixed price long-term contracts is recognized using the POC method of accounting, using hours completed as the basis for determining the percentage of the work completed. The use of estimates and the risks related to the POC method of accounting for these types of arrangements are similar to those discussed above. As stated above, the estimates and judgements made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred. In instances when the work performed on fixed price agreements is of relatively short duration, or if the Company is unable to make reasonably dependable estimates at the outset of the arrangement, the Company uses the completed contract method of accounting whereby revenue is recognized when the work is completed. There are few judgements and estimates made in accounting for these types of arrangements.

In October 2002, the EITF published its consensus decision on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance as to what constitutes “separate units of accounting” in multiple-element revenue contracts. EITF 00-21 only addresses the determination of the separate units of accounting, not the specific revenue accounting for each of the units once they are identified. The guidelines of EITF 00-21 are effective for revenue transactions entered into after June 30, 2003. EITF 00-21 does not apply to the Company’s software and services transactions that follow the guidelines of SOP 97-2, SOP 98-9 and EITF 00-03, as discussed above. The Company is currently analyzing the impact, if any, of adopting EITF 00-21. The Financial Accounting Standards Board is expected to begin work on a revenue recognition project in the near future, and from time-to-time, the various authoritative accounting rule makers and interpretative bodies, including the Securities and Exchange Commission (“SEC”), provide interpretations of existing accounting principles which address revenue recognition. The conclusions and interpretations reached in these matters may impact the Company’s significant revenue recognition accounting policies.

Allowance for Doubtful Accounts Receivable.    The Company maintains an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) the economic condition of the industry in which the client conducts the majority of its business; (iv) the economic conditions and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business; and (v) a deterioration in a client’s financial condition, evidenced by, weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, the Company maintains a general allowance for all its accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base, including considerations of the economic condition of the global telecommunications industry. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change adversely, an adjustment to the provision for doubtful accounts receivable may be necessary. Because of the significance of the Company’s account receivable balance as of December 31, 2002, such an adjustment could be material.

Historically, credit losses have been predictable because of the concentration of revenues with a small number of large, established companies. The Kenan Business acquisition has changed the principal concentration of credit risk related to accounts receivable, as the Company has moved from having its primary clients being large, established cable television and satellite companies located in the U.S., to being a wide range of telecommunications service providers located throughout the world. See Note 2 to the Company’s Consolidated Financial Statements for the detail of the Company’s billed accounts receivable by geographic region. In addition, as discussed above, the economic state of the global telecommunications industry continues to be depressed which has had an adverse impact on the normal cash collection cycles. Since most of the Company’s current and future clients operate within this industry sector, the economic state of this industry directly impacts the Company’s business, increasing the likelihood of uncollectible amounts from current and future accounts receivable and lengthening the cash collection cycle. As discussed above, the Company maintains an allowance for doubtful accounts for its estimated credit losses on accounts receivable. The expansion of the Company’s international business as a result of the Kenan Business acquisition, combined with the downturn in the global telecommunications industry, has increased the complexity in estimating the adequacy of the allowance for doubtful accounts receivable.

Business Restructuring.    The Company recorded restructuring charges during 2002 related primarily to involuntary employee termination benefits and facilities abandonments. The Company’s accounting for involuntary employee termination benefits generally does not require significant judgements as the Company identifies the specific individuals and their termination benefits in the early stage of the restructuring program, and the timing of the benefit payments is relatively short. Some judgment is needed in determining whether any legal exposure exists from the involuntary employee terminations, especially in certain foreign jurisdictions. The accounting for facilities abandonments requires significant judgements in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any sublease arrangements for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. The Company continually evaluates these assumptions, and adjusts the related restructuring reserve based on the revised assumptions at that time. Depending upon the significance in the change of assumptions, the additional restructuring charges could be material.

Capitalization of Internal Software Development Costs.    The Company expends substantial amounts on research and development (“R&D”), particularly for new products or services, or for enhancements of existing products and services. For internal development of software products that are to be licensed by the Company, the Company follows Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. For development of software to be used internally (e.g., processing systems software), the Company follows SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires that the cost of developing software for internal use be expensed prior to the application development stage. The determination of whether internal software R&D costs are subject to capitalization in either case is, by its nature, highly subjective and involves significant judgements. This decision could significantly affect earnings during the development period by either: (i) capitalizing development costs; or (ii) expensing pre-technological feasibility and pre-application development stage research costs. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, all long-lived assets (including capitalized software costs) must be assessed for impairment if facts and circumstances warrant such a review. Under the current accounting standard, a long-lived asset is impaired if future undiscounted cash flows associated with that asset, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of future cash flows and, if required, the determination of the fair value of a long-lived asset, are by their nature, highly subjective judgements.

The Company did not capitalize any internal software R&D costs, as discussed above, during the years ended December 31, 2002, 2001, or 2000. In addition, the Company did not have any capitalized internal software R&D costs included in its December 31, 2002 and 2001 Consolidated Balance Sheets. The Company

believes that during these periods no material internal software R&D costs were required to be capitalized. The Company’s conclusion is primarily based on the fact that the feature-rich, pre-integrated, and highly-scalable nature of the Company’s products requires that the Company’s development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high-degree of development risk. Substantially all of the Company’s internal software R&D efforts are of this nature, and therefore, the Company believes the period between achieving technological feasibility or the application development stage, as applicable, and the general release of the software to operations is so short that any costs incurred during this period are not material.

Intangible Assets.    The Company frequently obtains intangible assets either individually (for example, client contracts) or in connection with a basket purchase (for example, in a business combination). The assignment of value to individual intangible assets in a business combination generally requires the use of a specialist, such as an appraiser or valuation expert. The assumptions used in the appraisal or valuation process are forward-looking, and thus subject to significant interpretation. Because individual intangible assets: (i) may be expensed immediately upon acquisition (for example, purchased in-process R&D assets); (ii) amortized over their estimated useful life (for example, acquired software); or (iii) not amortized at all (for example, goodwill), the assigned values could have a material impact on current and future period results of operations. Further, intangible assets are subject to the same judgements when evaluating impairment as discussed above for capitalized software costs.

Business Combinations.    Accounting for business combinations, including the allocation of the purchase price to acquired assets and assumed liabilities based on their estimated fair values, requires management in certain circumstances to estimate fair values for items that have no ready market or for which no independent market exists. Management uses its best judgement to determine a fair value based upon inference to other transactions and other data. As a result, the amounts determined by the Company for such items as accounts receivable, identifiable intangible assets, goodwill, and deferred revenue are not individually the result of an arm’s length transaction, but are the result of management estimates of the fair value and the allocation of the purchase price. Accordingly, revenue recognized by the Company related to fulfillment of assumed contractual obligations is based on fair value estimates made by the Company. In addition, the acquisition of the Kenan Business resulted in approximately $195 million of goodwill. Such goodwill is subject to review for impairment at least annually, or more frequently if circumstances warrant. Because the review is a fair value-based review, there is a high degree of subjective judgement required. If it is determined that the fair values do not support the carrying value of the goodwill, an impairment charge will be recorded and the amount could be material.

Income Taxes.    The Company is required to estimate its income taxes in each jurisdiction in which it operates. This process requires the Company to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as purchased in-process R&D costs, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities in the Company’s Consolidated Financial Statements. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent recovery is not likely, must establish a valuation allowance. As of December 31, 2002, the Company had net deferred tax assets of $45.5 million, relating primarily to its domestic operations, which represented approximately 6% of total assets. Management believes that sufficient taxable income will be generated in the future to realize the entire benefit of the Company’s deferred tax assets. The assumption of future taxable income, is by its nature, subject to various estimates and highly subjective judgements.

Implementation Projects in Progress

The Company’s GSS Division provides a variety of implementation services in conjunction with its software arrangements. The nature of the efforts required to complete the implementations can range from relatively short and noncomplex projects to long and complex projects. These implementation projects typically range from six to twelve months in length, but can be longer or shorter depending upon the specifics of the project. Lengthy and/or complex projects carry a greater degree of business risk than those projects that are short and/or noncomplex in nature. The length and complexity of an individual project is dependent upon many factors. The Company’s inability to timely and successfully complete a project and meet client expectations could have a material impact on the Company’s financial condition and results of operations. See Exhibit 99.01 under “Implementation Project Complexities and Risks” included in this report for a more detailed discussion of the factors impacting the length and complexity of the Company’s implementation projects, as well as the related risks resulting from the Company’s inability to timely and successfully complete a project and meet client expectations.

The Company is currently engaged in a lengthy and complex implementation project with a client located in Europe in which the Company has responsibility for the implementation of certain of its software products, and also has responsibilities for certain aspects of the overall project management. The project began in 2001 and was in progress when the Company acquired the Kenan Business from Lucent in February 2002. The Company assumed the contractual obligations to complete the project from Lucent, and originally expected to complete the project in early 2003. The project is significantly longer and more complex than the Company’s typical implementation projects. The Company is using the POC method of accounting for this arrangement. The Company’s total estimated professional services revenue to be generated under this arrangement is approximately $24 million. For the year ended December 31, 2002, the Company has recognized revenue under this arrangement of approximately $15.5 million.

As the Company has progressed through this project, the estimated costs and efforts required to complete the project have increased from the Company’s original expectations due to various work complexities of the project, and as a result of certain project difficulties and other factors experienced in the first quarter of 2003, the Company now expects the estimated hours to complete the project to be greater than the estimates that were prepared as of December 31, 2002. As a result, the Company now expects to substantially complete the project by the end of 2003. The Company believes its accounting conclusions made as of December 31, 2002 were based on reasonably dependable estimates of the total hours required to complete the project at that time, and the events that have caused the recent increase in the estimated hours to complete the project occurred subsequent to December 31, 2002, and could not have been reasonably foreseen as of December 31, 2002. As a result of this increase in estimated hours to complete the project, the Company’s revenue expectations from this arrangement for the first quarter of 2003 have decreased significantly, and the overall profitability on the project is now expected to approximate a break even point, and could possibly be in a loss position at March 31, 2003, depending upon the Company’s final estimates to be prepared as of that date. Furthermore, in addition to standard contractual damages provisions, the arrangement includes performance penalties of approximately $2 million. Such contractual performance penalties may be due as a result of the Company missing certain project milestones.

The Company has accounts receivable of $6.5 million ($1.7 million billed and $4.8 million unbilled) recorded as of December 31, 2002 related to this project. The Company has approximately $13.2 million of fees yet to be invoiced under the arrangement. The Company believes the revised timeline for completion of the project is attainable, and that the client will pay the fees included in accounts receivable as of December 31, 2002, and the future fees yet to be invoiced under the arrangement. In addition, the Company believes it will not be subject to payment of the contractual penalties and/or potential damages based on the revised implementation schedule and recent discussions with the client. Because of the various complexities of this project, there can be no assurances that the Company will complete the project under its revised schedule and at its revised cost estimate, and avoid the penalties and/or potential damages currently included in the arrangement. Additional delays in the project will directly impact the timing of future revenue recognition, the overall profitability on the project, and will likely delay the collection of the fees under the arrangement.

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated.

	Year Ended December 31,
	2002		2001		2000
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenues:
Processing and related services	$373,033	61.0%	$339,258	71.1%	$294,809	73.9%
Software	68,376	11.2	72,350	15.2	70,378	17.6
Maintenance	89,075	14.6	15,808	3.3	13,971	3.5
Professional services	80,448	13.2	49,492	10.4	19,737	5.0

Total revenues	610,932	100.0	476,908	100.0	398,895	100.0

Expenses:
Cost of processing and related services	141,069	23.1	121,983	25.6	107,022	26.8
Cost of software and maintenance	57,580	9.4	32,674	6.8	36,408	9.1
Cost of professional services	64,343	10.5	21,358	4.5	8,107	2.1

Total cost of revenues	262,992	43.0	176,015	36.9	151,537	38.0

Gross margin (exclusive of depreciation)	347,940	57.0	300,893	63.1	247,358	62.0

Operating expenses:
Research and development	73,674	12.1	52,223	11.0	42,338	10.6
Selling, general and administrative:
Selling, general and administrative	111,592	18.2	51,527	10.8	47,018	11.8
Amortization of goodwill	—	—	622.1		643.2
Depreciation	18,839	3.1	14,546	3.1	12,077	3.0
Restructuring charges	12,721	2.1	—	—	—	—
Kenan Business acquisition-related expenses	29,957	4.9	—	—	—	—

Total operating expenses	246,783	40.4	118,918	25.0	102,076	25.6

Operating income	101,157	16.6	181,975	38.1	145,282	36.4

Other income (expense):
Interest expense	(14,033)	(2.3)	(3,038)	(.6)	(5,808)	(1.4)
Interest and investment income, net	1,906	0.3	4,466.9		5,761	1.4
Other	(1,486)	(0.3)	39	—	(32)	—

Total other	(13,613)	(2.3)	1,467.3		(79)	—

Income before income taxes	87,544	14.3	183,442	38.4	145,203	36.4
Income tax provision	(42,926)	(7.0)	(69,521)	(14.6)	(54,734)	(13.7)

Net income	$44,618	7.3%	$113,921	23.8%	$90,469	22.7%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Results of Operations—Consolidated Basis

Total Revenues.    Total revenues increased $134.0 million, or 28.1% to $610.9 million in 2002, from $476.9 million in 2001. The increase between periods related to a 10.0% increase in processing and related services, a

5.5% decrease in software revenues, a 463.5% increase in maintenance revenues, and a 62.5% increase in professional services revenues. The decrease in software revenues was due primarily to a decrease in software sales within the Broadband Division offset, to a certain degree, by the software sales within the GSS Division. The increase in maintenance and professional services revenues related primarily to the Kenan Business acquisition. See the “Results of Operations—Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services.    The cost of processing and related services revenues consists principally of: (i) data processing and communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment maintenance, etc.); (iii) client support organizations (e.g., client call centers, account management, etc.); (iv) various product support organizations (e.g., product management and delivery, product development, etc.); and (v) facilities and infrastructure costs related to the statement production and support organizations.

The cost of processing and related services for 2002 increased 15.6% to $141.1 million, from $122.0 million for 2001. The increase was due primarily to the increase in the number of customers of the Company’s clients which were serviced by the Company, as discussed in more detail in the “Results of Operations—Operating Segments” section below. Processing costs as a percentage of related processing revenues were 37.8% (margin of 62.2%) for 2002 compared to 36.0% (margin of 64.0%) for 2001. The increase in processing costs as a percentage of related revenue was due primarily to an increase in processing and related costs per customer account between periods, due primarily to increased functionalities and features of the Company’s processing and related products.

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

The combined cost of software and maintenance for 2002 increased 76.2% to $57.6 million, from $32.7 million for 2001. The increase related primarily to the operations of the Kenan Business discussed above, which included amortization related to the acquired Kenan Business intangible assets of approximately $13 million for 2002. Going forward, amortization related to these intangible assets will be $1.3 million per month through February 2003, at which time amortization will decrease to $0.8 million per month through February 2007. The cost of software and maintenance as a percentage of related revenues was 36.6% (margin of 63.4%) for 2002 as compared to 37.1% (margin of 62.9%) for 2001. As discussed below, fluctuations in the gross margin for software and maintenance revenues are an inherent characteristic of software companies and are expected in future periods.

Cost of Professional Services.    The cost of professional services consists principally of: (i) the Company’s professional services organizations; (ii) subcontracted professional consultants; and (iii) facilities and infrastructure costs related to the Company’s professional services organizations.

The cost of professional services for 2002 increased 201.3% to $64.3 million, from $21.4 million for 2001. The increase related to the operations of the Kenan Business discussed above. The cost of professional services as a percentage of related revenues was 80.0% (margin of 20.0%) for 2002, as compared to 43.2% (margin of 56.8%) for 2001. The increase in the cost of professional services as a percentage of the related revenues was due primarily to the decrease in the Broadband Division’s professional services revenues (primarily due to lower purchases by Comcast) and the inclusion of the operations of the Kenan Business. As discussed below, fluctuations in the gross margin for professional services revenues are an inherent characteristic of professional services companies and are expected in future periods.

As a result of the Kenan Business acquisition, the Company expects revenues from software and professional services to increase and become a larger percentage of total revenues. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software and perform professional services. The Company’s quarterly revenues for software and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and the delivery of contracted services or products. However, the costs associated with software and maintenance revenues, and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in the cost of software and maintenance as a percentage of related revenues, and the cost of professional services as a percentage of related revenues, will likely occur between periods.

Gross Margin.    The overall gross margin for 2002, increased 15.6% to $347.9 from $300.9 million for 2001. The overall gross margin percentage decreased to 57.0% for 2002, compared to 63.1% for 2001. The changes in the gross margin and gross margin percentage were due to the factors discussed above.

Research and Development Expense.    R&D expense for 2002, increased 41.1% to $73.7 million, from $52.2 million for 2001. As a percentage of total revenues, R&D expense increased to 12.1% for 2002, from 11.0% for 2001. The Company did not capitalize any internal software development costs during 2002 and 2001.

The increase in the R&D expenditures between periods was due primarily to inclusion of R&D for the various Kenan Business products since the closing of the acquisition on February 28, 2002. The Company’s development and enhancement efforts during 2002 were focused primarily on:

•	various R&D projects for the Kenan Business, which are discussed in detail in the “Business Acquisitions” section above, which includes updates and enhancements to the existing versions of the Kenan Business product suite;

•	enhancements to CSG CCS/BP and related software products to increase the functionalities and features of the products; and

•	development of CSG NextGen. Following the Kenan Business acquisition, the Company discontinued the development of CSG NextGen as a stand-alone customer care and billing system, and instead, has focused on integrating certain features and capabilities of CSG NextGen into the Kenan product suite.

The Company expects its investment in R&D over time will approximate the Company’s historical investment rate of 10-12% of total revenues. This investment will be focused on the CSG CCS/BP and the Kenan Business product suite, as well as additional stand-alone products as they are identified.

Selling, General and Administrative Expense.    SG&A expense for 2002, increased 114.0% to $111.6 million, from $52.1 million for 2001. As a percentage of total revenues, SG&A expense increased to 18.3% for 2002, from 10.9% for 2001. The increase in SG&A expense related primarily to operations of the Kenan Business, and to a lesser degree, an increase in: (i) the Company’s bad debt expense between years of approximately $5 million, due to an increase in the allowance for doubtful accounts receivable established for clients with a high degree of collectibility risk; and (ii) legal fees in 2002 of approximately $6.5 million related to the Comcast litigation, with no comparable amounts included in 2001.

Depreciation Expense.    Depreciation expense for 2002 increased 29.5% to $18.8 million, from $14.5 million for 2001. The increase in depreciation expense related to capital expenditures made during 2002 in support of the overall growth of the Company and depreciation expense related to the acquired fixed assets from the Kenan Business acquisition. The capital expenditures during 2002 were approximately $12.7 million and consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and

(iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Kenan Business Acquisition-Related Expenses.    See the “Kenan Business Acquisition” section above for a detailed discussion of these expenses.

Restructuring Charges.    See the “Restructuring Charges” section above for a more detailed discussion of the Company’s restructuring program and related charges for 2002.

Operating Income.    Operating income for 2002, was $101.2 million or 16.6% of total revenues, compared to $182.0 million or 38.1% of total revenues for 2001. The decrease in these measures between years related to the factors discussed above. Operating income for 2002 adjusted for the impact of the Kenan Business acquisition-related expenses and restructuring charges was $143.8 million, or 23.5% of total revenues. See the “Adjusted Results of Operations” section above for a more detailed discussion of the impact of the Kenan Business acquisition-related expenses and restructuring charges on the Company’s results of operations.

Interest Expense.    Interest expense for 2002, increased 361.9% to $14.0 million, from $3.0 million for 2001, with the increase due primarily to the Company borrowings to finance the Kenan Business acquisition, as discussed in Notes 3 and 5 to the Company’s Consolidated Financial Statements. The weighted-average balance of the Company’s long-term debt for 2002 was approximately $226.6 million, compared to approximately $48.4 million for 2001. The weighted-average interest rate on the Company’s debt borrowings for 2002, including the amortization of deferred financing costs and commitment fees on the Company’s revolving credit facility, was approximately 5.9%, compared to 6.3% for 2001.

Interest and Investment Income.    Interest and investment income for 2002, decreased 57.3% to $1.9 million, from $4.5 million for 2001. The decrease was due primarily to lower funds available for investment, and to a lesser degree, the reduction in the returns on invested funds.

Other income/expense.    Other expense for the year ended 2002, was $1.5 million compared to other income of $39,000 for 2001. The decrease was due primarily to losses on foreign currency translations during 2002.

Income Tax Provision.    The Company recorded an income tax provision of $42.9 million, or an effective income tax rate of approximately 49% for the year ended December 31, 2002. The impacts of acquisitions and the Company’s international expansion of its business (primarily as a result of the Kenan Business acquisition) significantly increased the Company’s effective income tax rate when compared to its effective tax rate of approximately 38% in 2001. The Company expects that the full-year 2003 effective income tax rate will be approximately 41%. The estimate of 41% for 2003 is based on various assumptions, with the two primary assumptions related to the Company’s estimate of total pretax income, and the amounts and sources of foreign pretax income. The actual effective income tax rate for 2003 could deviate from the 41% estimate based on the Company’s actual 2003 experiences with these items, as well as others.

The Company is in the process of evaluating its long-term international income tax strategy. The effective income tax rate may be adversely impacted during this interim period based on the location in which future foreign profits and losses are generated.

As of December 31, 2002, the Company’s net deferred tax assets of $45.5 million were related primarily to its domestic operations, and represented approximately 6% of total assets. The Company continues to believe that sufficient taxable income will be generated to realize the benefit of these deferred tax assets. The Company’s assumptions of future profitable domestic operations are supported by its strong operating performances by the Broadband Division over the last several years.

Results of Operations—Operating Segments

In connection with the Kenan Business acquisition, the Company reorganized its business into two operating segments: the Broadband Division and the GSS Division. See Note 4 to the Company’s Consolidated Financial Statements and the “Business” section of this document for a further discussion of the operations of each operating segment and the related product and service offerings.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, to include those discussed in Note 2 to the Company’s Consolidated Financial Statements. Management evaluates the performance of the operating segments based on total revenues and contribution margin. Contribution margin is defined as segment operating revenues less segment operating expenses. There were no material inter-segment revenues for the periods presented below. Certain operating expenses managed at the corporate level (primarily facilities and other infrastructure support costs and management bonuses), which can be attributed to the operating segments, are allocated as an indirect expense charge to the operating segments. Any costs managed at the corporate level (e.g., marketing, legal, accounting, etc.), which are not attributable to the operating segments, are reflected as corporate overhead costs. The Kenan Business acquisition-related expenses and restructuring charges are excluded from segment operating expenses. The Company does not allocate activities below the contribution margin level to its reported operating segments. Management’s review of segment operating expenses focuses primarily on the functional expenses (e.g., wages, employee benefits, data processing costs, etc.).

The Company’s operating segment information and corporate overhead costs for the year ended December 31, 2002 and 2001, are presented below (in thousands). Information for the prior period has been restated to conform to the 2002 presentation.

	Year Ended December 31, 2002
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$372,426	$607	$—	$373,033
Software revenues	24,233	44,143	—	68,376
Maintenance revenues	20,274	68,801	—	89,075
Professional services revenues	2,267	78,181	—	80,448

Total revenues	419,200	191,732	—	610,932
Segment operating expenses(1)	212,087	203,809	51,201	467,097

Contribution margin (loss)(1)	$207,113	$(12,077)	$(51,201)	$143,835

Contribution margin (loss) percentage	49.4%	(6.3%)	N/A	23.5%

(1)	Segment operating expenses and contribution margin (loss) exclude the Kenan Business acquisition-related expenses of $30.0 million and restructuring charges of $12.7 million (as more fully discussed above). Of the $12.7 million restructuring charges recorded in 2002, approximately $1.9 million related to the Broadband Division, $10.4 million related to the GSS Division and $0.4 million related to Corporate.

	Year Ended December 31, 2001
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$339,258	$—	$—	$339,258
Software revenues	72,350	—	—	72,350
Maintenance revenues	15,808	—	—	15,808
Professional services revenues	46,374	3,118	—	49,492

Total revenues	473,790	3,118	—	476,908
Segment operating expenses	205,746	53,304	35,883	294,933

Contribution margin (loss)	$268,044	$(50,186)	$(35,883)	$181,975

Contribution margin (loss) percentage	56.6%	N/A	N/A	38.1%

Reconciling information between reportable segments contribution margin (loss) and the Company’s consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2002	2001
Segment contribution margin	$143,835	$181,975
Restructuring charges	(12,721)	—
Kenan Business acquisition-related expenses	(29,957)	—

Operating income	101,157	181,975
Interest expense	(14,033)	(3,038)
Interest income and other	420	4,505

Income before income taxes	$87,544	$183,442

Broadband Division

Total Revenues.    Total Broadband Division revenues for 2002 decreased 11.5% to $419.2 million, from $473.8 million for 2001.

Processing revenues for 2002 increased by 9.8% to $372.4 million, from $339.3 million for 2001. Of the total increase in processing revenues, approximately 89% resulted from an increase in the number of customers of the Company’s clients which were serviced by the Company and approximately 11% was due to increased revenue per customer. Customers served were as follows (in thousands):

	As of December 31,
	2002	2001	Increase (Decrease)
Video	40,714	39,316	1,398
Internet	5,004	3,835	1,169
Telephony	98	132	(34)

Total	45,816	43,283	2,533

The increase in the number of customers serviced was due to the conversion of additional customers by new and existing clients to the Company’s systems, and internal customer growth experienced by existing clients. During 2002, the Company converted and processed approximately 736,000 new customers on its systems. As of December 31, 2002, the Company had no customers in its conversion backlog.

Total annualized processing revenue per video and Internet account was as follows:

	Year Ended December 31,
	2002	2001	Increase (Decrease)
Video account	$8.90	$8.68	2.5%
Internet account	3.77	4.40	(14.3%)

The change in processing revenues per video account related primarily to: (i) changes in the usage of ancillary services by clients; (ii) the introduction of new products and services and the clients’ use of these products and services; and (iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.). The decrease in processing revenues per Internet account was due primarily to: (i) the ability of Internet clients to spread their processing costs, some of which are fixed, across a larger customer base; (ii) lower pricing tiers due to volume growth in customers processed for certain clients; and (iii) lower usage of ancillary services.

For the fourth quarter of 2002, the annualized processing revenue per video account was $9.14, and $3.25 per Internet account. The fourth quarter of 2002 processing revenue included project requests by the Company’s clients that generated incremental fees. Adjusting for these fees, which may not recur, the annualized processing revenue per video account would have been approximately $8.60. For 2003, the Company expects the annualized processing revenue per video account to range between $8.40 and $8.50, and between $3.00 and $3.25 per Internet account.

Software revenue for 2002 decreased by 66.5% to $24.2 million, from $72.4 million for 2001. The decrease in software revenue was due primarily to lower software purchases by Comcast during 2002 as compared to 2001.

Maintenance revenue for 2002 increased by 28.3% to $20.3 million, from $15.8 million for 2001. The increase in maintenance revenue was due primarily to an increase in the usage of the Company’s Broadband Division software products.

Professional services revenue for 2002 decreased by 95.1% to $2.3 million, from $46.4 million for 2001. The decrease in revenue was due primarily to lower professional services purchased by Comcast during 2002 as compared to 2001.

Segment Operating Expenses and Contribution Margin.    Broadband Division operating expenses for 2002 increased by 3.1% to $212.1 million, from $205.7 million for 2001. This overall increase in segment operating expenses between periods was due primarily to: (i) an increase in bad debt expense due to an increase in the allowance for doubtful accounts receivable established for clients with a high degree of collectibility risk during 2002; (ii) an increase in several variable processing costs (e.g., paper, envelopes, data processing, etc.), with these increases related to an increase in the volume of customers processed between periods; and (iii) an increase in data processing costs per customer, due primarily to increased functionalities and features of the Company’s processing and related products.

Broadband Division contribution margin decreased by 22.7% to $207.1 million (contribution margin percentage of 49.4%) for 2002, from $268.0 million (contribution margin percentage of 56.6%) for 2001. Broadband Division contribution margin and contribution margin percentage decreased between periods primarily as a result of a decrease in software and professional services revenues in 2002. As discussed above, the costs associated with software and maintenance revenues, and professional services generally are fixed in nature within a relatively short period of time, and thus, decreases in these revenues generally do not result in a corresponding decrease in operating expenses.

GSS Division

Total Revenues.    Total GSS Division revenues for 2002 were $191.7 million, as compared to $3.1 for 2001. The only revenues generated by this division in 2001 related to approximately four months of professional services revenues from plaNet (acquired in September 2001). The focus for the GSS Division at that time consisted primarily of product development and marketing efforts on the Company’s CSG NextGen software product. The revenues for this segment in 2002 consisted primarily of software license, maintenance, and professional services revenues for the ten months of operations of the Kenan Business, and to a much lesser degree, the professional services revenues for plaNet.

Segment Operating Expenses and Contribution Loss.    GSS Division operating expenses for 2002 were $203.8 million, as compared to $53.3 million for 2001. GSS Division contribution loss decreased by 75.9% to $12.1 million in 2002, from $50.2 million in 2001. The increase in operating expenses between periods related primarily to the inclusion of ten months of operating expenses for the Kenan Business since the closing of the acquisition, and to a much lesser degree, a full year of operating expenses for plaNet in 2002, compared to only four months in 2001.

Corporate

Corporate Operating Expenses.    Corporate overhead expenses for 2002, increased 42.7% to $51.2 million, from $35.9 million for 2001. The increase in operating expenses related primarily to: (i) the additional marketing and administrative costs to support the Company’s overall growth, and to a lesser degree; (ii) an increase in legal fees related to the Comcast litigation.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Total Revenues.    Total revenues increased $78.0 million, or 19.6% to $476.9 million in 2001, from $398.9 million in 2000. The increase between periods related to a 15.1% increase in processing and related services, a 2.8% increase in software revenues, a 13.1% increase in maintenance revenues, and a 150.8% increase in professional services revenues. The increase in professional services revenues related primarily to an increase in professional services sales to Comcast. See the “Results of Operations—Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services.    The cost of processing and related services for 2001 increased 14.0% to $122.0 million, from $107.0 million for 2000. The increase was due primarily to the increase in the number of customers of the Company’s clients which were serviced by the Company, as discussed in more detail in the “Results of Operations—Operating Segments” section below. Processing costs as a percentage of related processing revenues were 36.0% (margin of 64.0%) for 2001 compared to 36.3% (margin of 63.7%) for 2000. The costs as a percentage of related revenues remained relatively unchanged between years as the Company continued to: (i) focus on cost controls and cost reductions within its core processing business; and (ii) experience better overall leveraging of its processing costs as a result of the continued growth of the customer base processed on the Company’s systems.

Cost of Software and Maintenance.    The combined cost of software and maintenance for 2001 decreased 10.3% to $32.7 million, from $36.4 million for 2000. The cost of software and maintenance as a percentage of related revenues was 37.1% for 2001, compared to 43.2% for 2000. The improvement between periods related primarily to better overall leveraging of costs as a result of higher software and maintenance revenues for the year.

Cost of Professional Services.    The cost of professional services for 2001 increased 163.5% to $21.4 million, from $8.1 million for 2000, with the increase primarily related to the increase in professional services revenues between years. The cost of professional services as a percentage of related revenues was 43.2% (margin of 56.8%) for 2001, as compared to 41.1% (margin of 58.9%) for 2000. As discussed above, fluctuations in the gross margin for professional services revenues are an inherent characteristic of professional services companies.

Gross Margin.    The overall gross margin for 2001, increased 21.6% to $300.9 from $247.4 million for 2000. The overall gross margin percentage increased to 63.1% for 2001, compared to 62.0% for 2000. The changes in the gross margin and gross margin percentage were due to the factors discussed above.

Research and Development Expense.    R&D expense increased $9.9 million, or 23.3%, to $52.2 million in 2001, from $42.3 million in 2000. As a percentage of total revenues, R&D expense increased to 11.0% in 2001, from 10.6% in 2000. The Company did not capitalize any internal software development costs during 2001 and 2000.

The overall increase in the R&D expenditures between periods was due primarily to increased efforts on several products that were in development and enhancements of the Company’s existing products. The Company’s development efforts for 2001 were focused primarily on the development of products to: (i) address the international customer care and billing system market; (ii) increase the efficiencies and productivity of its clients’ operations; (iii) address the systems needed to support the convergence of the communications markets;

(iv) support a web-enabled, customer self-care and electronic bill presentment/payment application; and (v) allow clients to effectively roll out new products and services to new and existing markets; such as residential telephony, high-speed data/ISP and IP markets, and interactive services (e.g., video-on-demand).

Selling, General and Administrative Expense.    SG&A expense for 2001 increased 9.7%, to $51.5 million, from $47.0 million in 2000. As a percentage of total revenues, SG&A expense decreased to 10.8% in 2001, from 11.8% in 2000. The increase in SG&A expense related primarily to sales and administrative costs to support the Company’s overall growth, its international business expansion and its merger and acquisition activities.

Amortization of Noncompete Agreements and Goodwill.    Amortization of noncompete agreements and goodwill remained relatively unchanged between years and represented amortization on goodwill acquired prior to July 1, 2001. Due to a change in accounting rules, the amortization of goodwill resulting from any acquisitions occurring after June 30, 2001, ceased. See Note 2 to the Company’s Consolidated Financial Statements for additional discussion of the financial accounting and reporting for acquired goodwill.

Depreciation Expense. Depreciation expense for 2001 increased 20.4%, to $14.5 million, from $12.1 million in 2000. The increase in expense related to capital expenditures made throughout 2001 and 2000 in support of the overall growth of the Company. Capital expenditures for 2001 were $20.4 million, compared to $22.2 million in 2000, and consisted principally of: (i) computer hardware and related equipment for both product and infrastructure needs; (ii) statement processing equipment; and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Operating Income.    Operating income for 2001 was $182.0 million or 38.1% of total revenues, compared to $145.3 million or 36.4% of total revenues for 2000. The increase between years related to the factors discussed above.

Interest Expense.    Interest expense for 2001 decreased 47.7% to $3.0 million, from $5.8 million in 2000, with the decrease attributable primarily to scheduled principal payments on the Company’s long-term debt and a decrease in interest rates. The weighted-average balance of the Company’s long-term debt for 2001 was approximately $48.4 million, compared to approximately $72.2 million for 2000. The weighted-average interest rate on the Company’s debt borrowings for 2001, including the amortization of deferred financing costs and commitment fees on the Company’s revolving credit facility, was approximately 6.3%, compared to 8.1% for 2000.

Interest and Investment Income.    Interest and investment income for 2001, decreased 22.5%, to $4.5 million, from $5.8 million in 2000, with the decrease attributable primarily to the Company recording a charge of $0.7 million for an “other-than-temporary” decline in market value for a short-term investment and due to a decrease in returns on short-term investments.

Income Tax Provision.    The Company recorded an income tax provision of $69.5 million in 2001, or an effective income tax rate of approximately 38%. The Company’s effective income tax rate for 2000 was also approximately 38%.

Results of Operations—Operating Segments

The Company’s operating segment information and corporate overhead costs for the year ended December 31, 2001 and 2000, are presented below (in thousands). Information for 2001 and 2000 have been restated to conform to the 2002 presentation.

	Year Ended December 31, 2001
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$339,258	$—	$—	$339,258
Software revenues	72,350	—	—	72,350
Maintenance revenues	15,808	—	—	15,808
Professional services revenues	46,374	3,118	—	49,492

Total revenues	473,790	3,118	—	476,908
Segment operating expenses	205,746	53,304	35,883	294,933

Contribution margin (loss)	$268,044	$(50,186)	$(35,883)	$181,975

Contribution margin (loss) percentage	56.6%	N/A	N/A	38.1%

	Year Ended December 31, 2000
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$294,809	$—	$—	$294,809
Software revenues	70,378	—	—	70,378
Maintenance revenues	13,971	—	—	13,971
Professional services revenues	19,737	—	—	19,737

Total revenues	398,895	—	—	398,895
Segment operating expenses	191,043	35,045	27,525	253,613

Contribution margin (loss)	$207,852	$(35,045)	$(27,525)	$145,282

Contribution margin (loss) percentage	52.1%	N/A	N/A	36.4%

Broadband Division

Total Revenues.    Total Broadband Division revenues for 2001 increased 18.8% to $473.8 million, from $398.9 million for 2000.

Processing revenues for 2001 increased by 15.1% to $339.3 million, from $294.8 million for 2000. Of the total increase in processing revenues, approximately 85% resulted from an increase in the number of customers of the Company’s clients which were serviced by the Company and approximately 15% was due to increased revenue per customer. Customers served were as follows (in thousands):

	As of December 31,
	2001	2000	Increase (Decrease)
Video	39,316	33,310	6,006
Internet	3,835	1,984	1,851
Telephony	132	514	(382)

Total	43,283	35,808	7,475

The increase in the number of video and Internet customers served was due to the conversion of additional customers by new and existing clients to the Company’s processing system, and internal customer growth experienced by existing clients. The decrease in the number of telephony customers served was due to the deconversion of Comcast’s wireline telephony customers in 2001. During 2001, the Company converted and processed approximately 6.1 million new customers on its systems. As of December 31, 2001, the Company had approximately 0.3 million customers scheduled to be converted onto its processing system during the next twelve months.

Total annualized processing revenue per video and Internet account was as follows:

	Year Ended December 31,
	2001	2000	Increase (Decrease)
Video account	$8.68	$8.42	3.1%
Internet account	4.40	5.05	(12.9%)

The increase in processing revenue per video account related primarily to: (i) changes in the usage of ancillary services by clients; (ii) the introduction of new products and services and the clients’ use of these products and services; and (iii) price changes included in client contracts (e.g., price escalators for inflationary factors, tiered pricing, etc.). The decrease in processing revenues per Internet account was due primarily to the ability of Internet clients to spread their processing costs, some of which are fixed in nature, across a larger customer base.

Software revenue for 2001 increased by 2.8% to $72.4 million, from $70.4 million for 2000. The increase in revenue between years related to the continued demand for the Company’s existing software products to meet the changing needs of the Company’s client base.

Maintenance revenue for 2001 increased by 13.1% to $15.8 million, from $14.0 million for 2000. The increase in maintenance revenue was due primarily to an increase in the usage of the Company’s Broadband Division software products.

Professional services revenue for 2001 increased by 135.0% to $46.4 million, from $19.7 million for 2000. The increase in revenue was due primarily to higher professional services purchased by Comcast during 2001 as compared to 2000.

Segment Operating Expenses and Contribution Margin.    Broadband Division operating expenses for 2001 increased by 7.7% to $205.7 million, from $191.0 million for 2000. This overall increase in segment operating expenses between periods was due primarily to: (i) an increase in several variable processing costs (e.g., paper, envelopes, data processing, etc.), with these increases related to an increase in the volume of customers processed between periods; and (ii) an increase in the cost of professional services, due primarily to the increase in related revenues between periods.

Broadband Division contribution margin increased by 29.0% to $268.0 million (contribution margin percentage of 56.6%) for 2001, from $207.9 million (contribution margin percentage of 52.1%) for 2000. Broadband Division contribution margin increased primarily as a result of revenue growth between periods, and to a lesser degree, an increase in contribution margin percentage between periods.

GSS Division

Total Revenues.    Total GSS Division revenues for 2001 were $3.1 million, as compared to zero for 2000. The only revenues generated by this division in 2001 related to four months of professional services revenues for plaNet (acquired in September 2001). The focus for the GSS Division during 2001 and 2000 consisted primarily of product development and marketing efforts on the Company’s CSG NextGen software product.

Segment Operating Expenses and Contribution Loss.    GSS Division operating expenses for 2001 were $53.3 million, as compared to $35.0 million for 2000. GSS Division contribution loss increased by 43.2% to $50.2 million for the year ended December 31, 2001, from $35.0 million for 2000. The increase in expenses between periods related primarily to increased efforts on development and marketing of CSG NextGen, and to a lesser degree, the inclusion of four months of operating expenses in 2001 for plaNet.

Corporate

Corporate Operating Expenses.    Corporate overhead expenses for 2001, increased 30.4% to $35.9 million, from $27.5 million for 2000. The increase in operating expenses related primarily to the additional marketing and administrative costs to support the Company’s overall growth.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity.    As of December 31, 2002, the Company’s principal sources of liquidity included cash, cash equivalents, and short-term investments of $95.4 million. The Company generally invests its excess cash balances in low-risk, short-term investments to limit its exposure to market risks. See Note 2 to the Company’s Consolidated Financial Statements for additional discussion of the short-term investments. The Company also has a revolving credit facility in the amount of $100 million, under which there were no borrowings outstanding as of December 31, 2002. The Company’s ability to borrow under the revolving credit facility is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation, as determined in the Company’s credit agreement. As of December 31, 2002, all of the $100 million revolving credit facility was available to the Company. The entire amount of the revolving credit facility is expected to be available through mid-May 2003. Subsequent to that date, through the end of 2003, based on the Company’s projected leverage ratios, a minimum of approximately $66 million will be available under the revolving credit facility. The revolving credit facility expires in February 2007.

The Company generally has ready access to substantially all of its cash and short-term investment balances, but does face limitations on moving cash out of certain foreign jurisdictions. As of December 31, 2002, the cash and short-term investments subject to such limitations were not significant. In addition, the Company’s credit facility places certain restrictions on the amount of cash that can be freely transferred between certain operating subsidiaries. These restrictions are not expected to cause any liquidity issues at the individual subsidiary level in the foreseeable future.

Accounts Receivable.    As of December 31, 2002 and 2001, the Company had $160.4 million and $92.4 million, respectively, in net billed trade accounts receivable. The Company’s trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period. The Company’s DBO calculations for the three months ended December 31, 2002 and 2001, were 73 days and 52 days, respectively.

The increases in the net billed trade accounts receivable and DBO discussed in the preceding paragraph relate primarily to: (i) continued revenue growth of the Company, to include the activity of the acquired Kenan Business; (ii) the timing of payments across December 31, 2002 year end by certain clients; and (iii) a greater percentage of the Company’s accounts receivable being generated within the GSS Division from software and professional services transactions with international telecommunications service providers.

The Kenan Business acquisition has changed the principal concentration of credit risk related to accounts receivable, as the Company has moved from having its primary clients being large, established cable television and satellite companies located in the U.S., to being a wide range of telecommunications service providers located throughout the world. See Note 2 to the Company’s Consolidated Financial Statements for the detail of the Company’s billed accounts receivable by geographic region. As expected, such changes in the client base have increased the Company’s accounts receivable balance and adversely impacted DBO as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions. For example, the Company’s ability to bill (i.e., send an invoice) and collect arrangement fees may be dependent upon, among other things, the: (i) completion of various client administrative matters, local country billing protocols and processes, and/or non-client administrative matters; (ii) Company meeting certain contractual billing milestones; or (iii) overall project status in certain situations in which the Company acts as a subcontractor to another vendor on a project, as well as other circumstances as described elsewhere in this document. In particular, during 2002, the Company had two large implementation projects in progress in the Asia/Pacific region where the Company was executing on the implementation projects generally as expected, but for which accounts receivable balances of approximately $12.1 million ($7.8 million billed and $4.3 million unbilled) existed as of December 31, 2002. The Company had expected to bill and collect a substantial percentage of these amounts by the end of the first quarter of 2003, but due to various complications in the billing and cash collection cycle related to these two arrangements, the Company now expects to collect a substantial percentage of the amounts by the end of the second quarter of 2003. Although the Company believes the amounts due under these arrangements are fully collectible, because of the various circumstances experienced with these arrangements to date, there can be no assurances that the Company will bill and collect these amounts within the expected time frames.

In addition, as discussed above, the economic state of the global telecommunications industry continues to be depressed which also has an adverse impact on the normal cash collection cycles. Since most of the Company’s current and future clients operate within this industry sector, the economic state of this industry directly impacts the Company’s business, potentially increasing the likelihood of uncollectible amounts from current and future accounts receivable and lengthening the cash collection cycle. For this reason, and because of the expectations for longer billing cycles, as discussed in the preceding paragraph, the Company has set its target DBO range at 65-75 days.

The net billed accounts receivable balances includes an allowance for doubtful accounts of approximately $12.1 million and $6.3 million, respectively, as of December 31, 2002, and 2001. The increase in the allowance for doubtful accounts relates primarily to specific allowances established for clients with a high degree of collectibility risk as of the end of 2002, including pre-bankruptcy accounts receivable from Adelphia Communications Corporation. Adelphia filed for bankruptcy protection under Chapter 11 on June 25, 2002. As of December 31, 2002, the Company believes it has adequately reserved for its collectibility exposure on its accounts receivable.

Revenue recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. As of December 31, 2002 and 2001, the Company had $28.9 million and $14.3 million, respectively, of unbilled accounts receivable, with the increase attributed primarily to the GSS Division. Unbilled accounts receivable are an inherent characteristic of software and professional services transactions, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events. The Company expects software and professional services revenues to become an increasingly larger percentage of its total revenues in the future. Consequently, the Company’s unbilled accounts receivable have increased over historical levels experienced prior to the Kenan Business acquisition. The December 31, 2002 unbilled accounts receivable balance consists primarily of several large transactions with various milestone billing dates which have not yet been reached. Substantially all of the December 31, 2002 unbilled accounts receivable are scheduled to be billed and paid by the end of the second quarter of 2003. There can be no assurances that the fees will be collected within the expected time frames.

As part of the Kenan Business acquisition, the Company acquired billed and unbilled accounts receivable from Lucent. As of December 31, 2002, these accounts receivable, which reflect an estimate for doubtful accounts, were $0.6 million, compared to $64.9 million as of March 31, 2002. The decrease relates primarily to cash collections since that date, and to a lesser degree, adjustments to the estimated fair value of the accounts receivable, resulting primarily from the final audit of the Kenan Business’ net assets received during the second quarter of 2002. Since these acquired accounts receivable relate to Lucent’s operations of the Kenan Business prior to the Company’s ownership, these amounts are being tracked and reported on separately from the Company’s trade accounts receivable. Purchased Kenan Business accounts receivable are not included in the Company’s determination of DBOs, as these accounts receivable have certain aging and collection characteristics that the Company believes would not accurately reflect the Company’s actual collection performance on its billed trade accounts receivable, as measured by its DBO calculation.

Software and Goodwill.    As of December 31, 2002, the Company had $50.5 million of software and $220.1 million of goodwill, compared to $3.4 million and $13.5 million, respectively, as of December 31, 2001. The increase relates to various acquisitions during the year, as discussed in Note 3 to the Company’s Consolidated Financial Statements.

Other Non-current Assets.    As of December 31, 2002 and 2001, the Company had other non-current assets of $9.1 million and $2.4 million, respectively, with the increase related primarily to deferred financing costs related to the 2002 Credit Facility.

Accounts Payable and Accrued Employee Compensation.    As of December 31, 2002 and 2001, the Company had $51.5 million and $30.7 million, respectively, of trade accounts payable and accrued employee compensation. The increase relates to the continued growth of the Company’s business during 2002, including the impact of the Kenan Business acquisition.

Deferred Revenues.    As of December 31, 2002 and 2001, the Company had $47.5 million and $10.1 million, respectively, of deferred revenues, with the increase primarily due to the Kenan Business acquisition. A substantial percentage of the December 31, 2002 deferred revenue balance consists of deferred software maintenance revenues, which are recognized to revenue ratably over the service period. See Note 2 to the Company’s Consolidated Financial Statements for additional detail of deferred revenue by revenue source as of December 31, 2002 and 2001. The Company recorded certain deferred revenues as part of its purchase accounting for the Kenan Business acquisition. Those deferred revenues represent the estimated fair value of the contractual obligations assumed by the Company as of the acquisition date to complete various professional service contracts and software maintenance contracts. As the Company fulfills these obligations, it recognizes the appropriate amount of revenue.

Other Non-current Liabilities.    As of December 31, 2002 and 2001, the Company had other non-current liabilities of $9.0 million and zero, respectively, with the increase related primarily to restructuring reserves related to the facilities abandonments, as discussed in Notes 3 and 6 to the Company’s Consolidated Financial Statements.

Deferred Employee Compensation.    As of December 31, 2002 and 2001, the Company had deferred employee compensation of $3.9 million and zero, respectively, with the increase related to restricted stock grants made in 2002, as discussed in Note 11 to the Company’s Consolidated Financial Statements.

Cash Flows.    The Company’s net cash flows from operating activities for the year ended December 31, 2002 and 2001 were $88.1 million and $180.1 million, respectively. Approximately $37.3 million of the decrease between periods relates to the Company’s agreement to extend the payment terms on a large software transaction across its 2000 yearend, thus distorting the cash flows from operations for 2001. Factoring out the impact of scheduling this payment across yearend, cash flows from operations for 2001 would have been $142.8 million. The remaining decrease in cash flows from operations relates primarily to a reduction in earnings between periods.

The Company’s net cash flows used in investing activities totaled $234.3 million for the year ended December 31, 2002, compared to $87.3 million for the year ended December 31, 2001, an increase of $147.0 million. The increase between periods relates primarily to the increase in acquisitions of $251.3 million between years (principally, the Kenan Business), offset by a decrease in capital expenditures of $7.7 million, and a decrease of $94.8 million related to short-term investment activities.

The Company’s net cash flows provided by financing activities was $214.0 million for the year ended December 31, 2002, compared to the use of $95.2 million for the year ended December 31, 2001, an increase of $309.2 million. The increase between periods can be attributed to: (i) the Company borrowing $300.0 million to finance the Kenan Business acquisition and retire its previous bank debt; and (ii) a decrease in stock repurchases between years of $90.5 million. This net increase is offset by an increase in debt payments of $43.1 million (including deferred financing costs), and a reduction in proceeds from the exercise of stock options and warrants between periods of $38.2 million.

Adjusted EBITDA.    Adjusted Earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for 2002 was $178.5 million compared to $203.9 million for the same period in 2001, a decrease of 12.4%. In the Company’s earnings news release for the quarter and year ended December 31, 2002, which was dated January 28, 2003, as well as other public discussions since that date, the Company disclosed quarterly and annual Adjusted EBITDA of $46.5 million and $184.1 million, respectively. As a result of the Company’s final audit of its financial statements which was completed subsequent to the earnings release date, the Company has reduced the quarterly and annual Adjusted EBITDA amounts by $5.6 million. As a result, the final Adjusted EBITDA for the quarter and the year ended December 31, 2002 is $40.9 million and $178.5 million (as disclosed below).

The Company’s Adjusted EBITDA calculation presented here is defined by the Company’s current credit facility, which may differ from the EBITDA calculation for other companies. The Company’s Adjusted EBITDA is calculated by beginning with net income, adding back: (i) income tax provision; (ii) interest expense; (iii) depreciation and amortization; (iv) acquisition-related expenses (to include the Kenan Business acquisition-related expenses); (v) any extraordinary, unusual or non-recurring expenses or losses (which, by definition in the Company’s credit facility, include the restructuring charges); and (vi) any other non-cash charges, and subtracting: (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; (iii) any other non-cash income; and (iv) any cash payments made in subsequent periods related to any extraordinary, unusual or non-recurring expenses or losses. Adjusted EBITDA is presented here as it represents one of the Company’s primary measures of its debt service ability and is a significant component of the Company’s debt leverage ratio, for which many of the provisions of the Company’s credit facility are dependent upon. Adjusted EBITDA is not intended to represent cash flows for the periods in accordance with accounting principles generally accepted in the U.S. Adjusted EBITDA includes certain non-cash revenue and expense items as a result of the purchase accounting for the Kenan Business acquisition. Reconciliation of the Company’s Adjusted EBITDA to net income and cash flow from operations is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net income	$44,618	$113,921	$90,469
Income tax provision	42,926	69,521	54,734
Interest expense	14,033	3,038	5,808
Depreciation and amortization	38,867	22,568	18,730
Kenan Business acquisition-related expenses	29,957	—	—
Restructuring charges (1)	7,137	—	—
Interest income	(1,906)	(4,466)	(5,761)
Stock-based compensation	1,413	—	48
Other non-cash charges (income)	1,486	(711)	—

Adjusted EBITDA	$178,531	$203,871	$164,028

(1)	This reconciling item relates to the non-cash portion of the restructuring charges.

	Year Ended December 31,
	2002	2001	2000
Cash flows from operations	$88,124	$180,091	$66,764
Income tax provision	42,926	69,521	54,734
Changes in operating assets and liabilities	24,744	(19,063)	56,951
Kenan Business acquisition-related expenses (2)	8,751	—	—
Deferred income taxes	600	(8,756)	(4,450)
Tax benefit of stock options exercised	(449)	(13,081)	(9,358)
Interest Income	(1,906)	(4,466)	(5,761)
Interest Expense	14,033	3,038	5,808
Other	1,708	(3,413)	(660)

Adjusted EBITDA	$178,531	$203,871	$164,028

(2)	The reconciling item for the Kenan Business acquisition-related expenses relates to certain cash items that are added back in determining Adjusted EBITDA.

Long-Term Debt.    The balance of the Company’s long-term debt as of December 31, 2002 is $270 million. As a result of a voluntary principal prepayment in March 2002 of $30 million, the next principal payment of $1.1 million is scheduled for March 31, 2003. The total scheduled principal payments for 2003 are $16.4 million. The interest rates for the long-term debt are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. The Company’s credit facility has no prepayment penalties and requires mandatory prepayments if particular events occur, including: (i) certain sales or issuances of the Company’s Common Stock; (ii) the incurrence of certain indebtedness; (iii) the sale of assets except in the ordinary course of business; (iv) proceeds received as a result of the termination of material processing services contracts; and (v) the achievement of a certain level of excess cash flows (as defined in the credit facility). The Company is not subject to any mandatory prepayments at this time, and does not expect to be subject to such prepayments in 2003. See Note 5 to the Company’s Consolidated Financial Statements for a full discussion of the Company’s long-term debt.

Stock Repurchase Program.    In August 1999, the Company’s Board of Directors approved a stock repurchase program which authorized the Company at its discretion to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of 10.0 million shares. As of December 31, 2002, the Company had repurchased a total of 6.3 million shares at a total price of $199.7 million (weighted average price of $31.51). At December 31, 2002, the total remaining number of shares available for repurchase under the program totaled approximately 3.7 million shares. The Company’s credit facility restricts the amount of Common Stock the Company can repurchase under its stock repurchase program to $50 million, subject to certain limitations as specified in the credit facility. See Note 10 to the Company’s Consolidated Financial Statements for additional details of the stock repurchase program.

Capital Resources.    The Company continues to make significant investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases under its stock repurchase program. In addition, as part of its growth strategy, the Company is expanding its international business and is continually evaluating potential business and asset acquisitions. The Company had no significant capital commitments as of December 31, 2002. The Company believes that cash generated from operating activities, together with its current cash and cash equivalents, and the amount available under its revolving credit facility, will be sufficient to meet its anticipated cash requirements for both its short and long-term purposes. The Company also believes it has additional borrowing capacity and could obtain additional cash resources by amending its current credit facility, however, the interest rates for any additional indebtedness would likely be higher than the current rates.

Off-balance Sheet Arrangements and Material Contractual Obligations.    In January 2003, the SEC issued final rules which will require disclosures of material off-balance sheet arrangements and aggregate information regarding material contractual obligations as of the most recent balance sheet date in a single location in MD&A. The new rules are effective for the Company’s 2003 Annual Report on Form 10-K. The disclosures below are based on the requirements of the new rules.

As of December 31, 2002, the Company did not have any material off-balance sheet arrangements. The following table summarizes the payments due by year for the Company’s material contractual obligations as of December 31, 2002 (in thousands):

	2003	2004	2005	2006	2007	2008 +	Total
Long-term debt	$16,370	$25,081	$31,331	$32,893	$125,300	$39,025	$270,000
Operating leases	23,200	19,100	17,500	12,600	10,000	38,100	120,500
Other long-term liabilities	6,073	2,466	391	17	16	75	9,038

Total	$45,643	$46,647	$49,222	$45,510	$135,316	$77,200	$399,538

The Company did not have any material capital lease obligations or purchase obligations as of December 31, 2002. The Company’s long-term debt is discussed in more detail in Note 5 to the Company’s Consolidated Financial Statements. The Company’s operating leases are discussed in more detail in Note 9 to the Company’s Consolidated Financial Statements. The other long-term liabilities consist primarily of reserves related to abandonment of facilities, which are discussed in Notes 3 and 6 to the Company’s Consolidated Financial Statements.

Market Risk

The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates, and fluctuations and changes in the market value of its short-term investments. Market risk is the potential loss arising from adverse changes in market rates and prices. The Company has not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.    As of December 31, 2002, the Company had long-term debt of $270.0 million, consisting of a Tranche A Term Loan (“Tranche A”) with an outstanding balance of $107.3 million, a Tranche B Term Loan (“Tranche B”) with an outstanding balance of $162.7 million, and a $100 million revolving credit facility (the “Revolver”), with an outstanding balance of zero. The scheduled principal payments for Tranche A and Tranche B are as follows (in thousands):

	2003	2004	2005	2006	2007	2008	Total
Tranche A Loan	$15,137	$23,438	$29,688	$31,250	$7,812	—	$107,325
Tranche B Loan	1,233	1,643	1,643	1,643	117,488	39,025	$162,675

Total Payments	$16,370	$25,081	$31,331	$32,893	$125,300	$39,025	$270,000

The interest rates for the Revolver and the two tranches of term loans are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The applicable margin for the Tranche B Loan is 1.50% for base rate loans and 2.75% for LIBOR loans for the entire term of the credit agreement. The applicable margins for the Revolver and Tranche A are dependent upon the Company’s leverage ratio and can range from 0.75% to 1.50% for base rate loans and 2.00% to 2.75% for LIBOR loans. For 2002, the applicable margins for the Revolver and Tranche A were 1.25% for base rate loans and 2.50% for LIBOR loans, and the Company expects the applicable margins for 2003 to remain at these levels, based on the Company’s current financial projections. The Company believes the carrying amount of the Company’s long-term debt approximates its fair value due to the long-term debt’s variable interest rate features.

The Company has historically selected LIBOR loans (as opposed to base rate loans) as the basis for determining its interest rates for its long-term debt, and the Company expects to continue to utilize LIBOR loans in the foreseeable future. The Company has the option of selecting the length of time (ranging from one to twelve months) that it locks in the LIBOR contract rate. For the six months ended September 30, 2002, the interest rates for Tranche A and Tranche B were based upon a contracted LIBOR rate of 2.38% (for a combined interest rate of 4.88% for Tranche A and 5.13% for Tranche B). For the six months ended March 31, 2003, the interest rates for Tranche A and Tranche B are based upon a contracted LIBOR rate of 1.76% (for a combined interest rate of 4.26% for the Tranche A and 4.51% for Tranche B). The weighted-average interest rates (LIBOR plus applicable margins) on Tranche A and Tranche B was approximately 4.96% during 2002. The Company expects to enter into similar length LIBOR contracts during 2003 as a means to manage its interest rate risk on the long-term debt. In addition, the Company continually evaluates whether it should enter into derivative financial instruments as an additional means to manage its interest rate risk but as of the date of this filing, has not entered into such instruments.

As of December 31, 2001, the Company had long-term debt of $31.5 million. This debt was retired in February 2002 with a portion of the proceeds from the Tranche A and Tranche B loans. This retired debt had similar variable interest rate features as the Tranche A and Tranche B loans discussed above, with the interest rate based on a prime interest rate or LIBOR rate plus an applicable margin, with the applicable margin dependent upon the Company’s leverage ratio. The applicable margin for both the prime rate and LIBOR rate was 0.50% as of December 31, 2001. The Company utilized LIBOR loans with similar contract lengths as discussed above for the Tranche A and Tranche B loans as the primary means to manage its interest rate risk on this long-term debt. The weighted-average interest rates (LIBOR plus applicable margin) on this long-term debt during 2001 was approximately 5.2%. The Company did maintain an interest rate collar agreement (expired in September 2002) as an additional means to manage the interest rate risk on this long-term debt.

The Company’s interest rate risk for its long-term debt has increased between December 31, 2002 and 2001 primarily due to the $238.5 million increase in the long-term debt balance between periods. See Note 5 to the Company’s Consolidated Financial Statements for additional description of the Company’s long-term debt.

Foreign Exchange Rate Risk.    The Company’s percentage of total revenues generated outside the U.S. for the years ended December 31, 2002, and 2001 was 25% and 2%, respectively, with the increase attributable to the Kenan Business acquisition in February 2002. Prior to the Kenan Business acquisition, the Company’s foreign currency transactions related almost entirely to the operations conducted through its United Kingdom (“UK”) subsidiary, CSG International Limited (“CSGI”). CSGI’s transactions were executed primarily within the UK and generally were denominated in British pounds and U.S. dollars. Exposure to variability in foreign currency exchange rates was not significant due to the small amount of the Company’s business conducted outside the U.S, and was further mitigated by the fact that purchases and sales in the UK were typically in the same currency with similar maturity dates and amounts and certain transactions were denominated in U.S. dollars.

The Company expects that in the foreseeable future, the percentage of its total revenues to be generated outside the U.S. will be comparable to that of 2002. The Company has become more exposed to the impact of the changes in foreign currency exchange rates as a result of the expansion of its international business. The Company has not historically utilized derivative financial instruments for purposes of managing its foreign currency exchange rate risk. As a general rule, the Company’s revenue contracts are denominated in U.S. dollars. Thus, any decline in the value of local foreign currencies against the U.S. dollar will result in the Company’s products and services being more expensive to a potential foreign buyer, and in those instances where the Company’s goods and services have already been sold, could result in the accounts receivable being more difficult to collect. The Company does at times enter into revenue contracts that are denominated in the currency of the country in which it has substantive operations, principally the United Kingdom, Brazil, and Japan. This practice serves as a natural hedge to finance the expenses incurred in those locations. The Company is currently evaluating whether it should enter into derivative financial instruments for the purposes of managing its foreign currency exchange rate risk. A hypothetical adverse change of 10% in yearend exchange rates would not have a material impact upon the Company’s results of operations.

Market Risk Related To Short-term Investments.    The Company’s cash and cash equivalents as of December 31, 2002 and 2001 were $94.4 million and $30.2 million, respectively. The Company’s cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, are placed into somewhat longer term cash equivalent instruments. The Company has minimal market risk for its cash and cash equivalents due to the relatively short maturities of the instruments.

The Company’s short-term investments as of December 31, 2002 and 2001 were $1.0 million and $53.4 million, respectively. The Company does not utilize any derivative financial instruments for purposes of managing its market risks related to short-term investments. The Company generally invests its excess cash balances in low-risk, short-term investments to limit its exposure to market risks. Currently, the Company utilizes short-term investments as a means to invest its excess cash only in the U.S. The day-to-day management of the Company’s short-term investments is done by the money management branch of one of the largest financial institutions in the U.S. This financial institution manages the Company’s short-term investments based upon strict and formal investment guidelines established by the Company. Under these guidelines, investments are limited to highly liquid, short-term government and corporate securities that have a credit rating of A-1 / P-1 or better.

Item 8.    Financial Statements and Supplementary Data

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheet of CSG Systems International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of CSG Systems International, Inc. and Subsidiaries as of December 31, 2001, and for the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 28, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 and 2000 consolidated financial statements of CSG Systems International, Inc. and Subsidiaries were audited by other auditors who have ceased operations. As described in Note 4, the Company changed the composition of its reportable segments during the year ended December 31, 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of CSG Systems International, Inc. other than with respect to such adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

KPMG LLP

Denver, Colorado

March 20, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Omaha, Nebraska,

February 28, 2002

The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on February 28, 2002. We have not been able to obtain a re-issued report from Andersen, as Andersen has ceased operations. As a result, Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to a consolidated balance sheet as of December 31, 2000 and statements of income, stockholders’ equity and cash flows for the year ended December 31, 1999 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired. The financial statements have been revised to reflect the changed composition of the Company’s reportable segments for the years ended December 31, 2001 and 2000 to conform to the 2002 composition of reportable segments.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$94,424	$30,165
Short-term investments	1,013	53,434

Total cash, cash equivalents and short-term investments	95,437	83,599
Accounts receivable—
Trade—
Billed, net of allowance of $12,079 and $6,310	160,417	92,418
Unbilled and other	28,856	14,257
Purchased Kenan Business accounts receivable	603	—
Deferred income taxes	8,355	5,549
Other current assets	10,568	8,676

Total current assets	304,236	204,499
Property and equipment, net	46,442	42,912
Client contracts, net	63,805	67,012
Software, net	50,478	3,387
Goodwill	220,065	13,461
Deferred income taxes	37,163	40,394
Other assets	9,128	2,381

Total assets	$731,317	$374,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,370	$31,500
Client deposits	16,350	14,565
Trade accounts payable	24,810	11,408
Accrued employee compensation	26,707	19,326
Deferred revenue	45,411	9,850
Accrued income taxes	30,469	17,215
Other current liabilities	24,337	19,846

Total current liabilities	184,454	123,710

Non-current liabilities:
Long-term debt, net of current maturities	253,630	—
Deferred revenue	2,090	288
Other non-current liabilities	9,038	—

Total non-current liabilities	264,758	288

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 11,028,555 and 9,414,623 shares reserved for employee stock purchase plan and stock incentive plans; 51,726,528 and 52,663,852 shares outstanding	577	575
Additional paid-in capital	255,452	252,221
Deferred employee compensation	(3,904)	—
Treasury stock, at cost, 5,979,796 and 4,850,986 shares	(186,045)	(180,958)
Accumulated other comprehensive income (loss):
Foreign currency translation	1,060	(792)
Unrealized gain (loss) on short-term investments, net of tax	(6)	134

Accumulated earnings	214,971	178,868

Total stockholders’ equity	282,105	250,048

Total liabilities and stockholders’ equity	$731,317	$374,046

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Processing and related services	$373,033	$339,258	$294,809
Software	68,376	72,350	70,378
Maintenance	89,075	15,808	13,971
Professional services	80,448	49,492	19,737

Total revenues	610,932	476,908	398,895

Expenses:
Cost of processing and related services	141,069	121,983	107,022
Cost of software and maintenance	57,580	32,674	36,408
Cost of professional services	64,343	21,358	8,107

Total cost of revenues	262,992	176,015	151,537

Gross margin (exclusive of depreciation)	347,940	300,893	247,358

Operating expenses:
Research and development	73,674	52,223	42,338
Selling, general and administrative:
Selling, general and administrative	111,592	51,527	47,018
Amortization of goodwill	—	622	643
Depreciation	18,839	14,546	12,077
Restructuring charges	12,721	—	—
Kenan Business acquisition-related expenses	29,957	—	—

Total operating expenses	246,783	118,918	102,076

Operating income	101,157	181,975	145,282

Other income (expense):
Interest expense	(14,033)	(3,038)	(5,808)
Interest and investment income, net	1,906	4,466	5,761
Other	(1,486)	39	(32)

Total other	(13,613)	1,467	(79)

Income before income taxes	87,544	183,442	145,203
Income tax provision	(42,926)	(69,521)	(54,734)

Net income	$44,618	$113,921	$90,469

Basic net income per common share:
Net income available to common stockholders	$0.86	$2.15	$1.73

Weighted average common shares	52,116	52,891	52,204

Diluted net income per common share:
Net income available to common stockholders	$0.85	$2.08	$1.60

Weighted average diluted common shares	52,525	54,639	56,680

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Notes Receivable and Deferred Compensation Related to Employees	Treasury Stock	Foreign Currency Translation	Unrealized Gains (Losses) on Short- Term Investments	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
BALANCE, December 31, 1999	51,639	$523	$26,145	$136,373	$(163)	$(20,374)	$(120)	—	$(25,522)	$116,862
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	90,469	—
Unrealized losses on short-term investments (net of tax benefit of $211)	—	—	—	—	—	—	—	(350)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(534)	—	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	89,585
Amortization of deferred stock-based employee compensation expense	—	—	—	—	48	—	—	—	—	48
Repurchase of common stock	(1,110)	—	—	—	—	(51,123)	—	—	—	(51,123)
Exercise of stock options	971	10	—	13,178	—	—	—	—	—	13,188
Exercise of stock warrants	1,000	10	(8,715)	20,705	—	—	—	—	—	12,000
Payments on notes receivable from employee stockholders	—	—	—	—	115	—	—	—	—	115
Purchase of common stock pursuant to employee stock purchase plan	30	—	—	1,136	—	—	—	—	—	1,136
Tax benefit of stock options exercised	—	—	—	9,358	—	—	—	—	—	9,358

BALANCE, December 31, 2000	52,530	543	17,430	180,750	—	(71,497)	(654)	(350)	64,947	191,169
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	113,921	—
Reclassification adjustment for loss included in net income (net of tax benefit of $199)	—	—	—	—	—	—	—	335	—	—
Unrealized gains on short-term investments (net of tax provision of $19)	—	—	—	—	—	—	—	149	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(138)	—	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	114,267
Repurchase of common stock	(3,020)	—	—	—	—	(109,461)	—	—	—	(109,461)
Exercise of stock options	1,118	12	—	15,704	—	—	—	—	—	15,716
Exercise of stock warrants	2,000	20	(17,430)	41,410	—	—	—	—	—	24,000
Purchase of common stock pursuant to employee stock purchase plan	36	—	—	1,276	—	—	—	—	—	1,276
Tax benefit of stock options exercised	—	—	—	13,081	—	—	—	—	—	13,081

BALANCE, December 31, 2001	52,664	575	—	252,221	—	(180,958)	(792)	134	178,868	250,048
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	44,618	—
Reclassification adjustment for gain included in net income (net of tax benefit of $13)	—	—	—	—	—	—	—	(49)	—	—
Unrealized losses on short-term investments (net of tax provision of $25)	—	—	—	—	—	—	—	(91)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	1,852	—	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	46,330
Repurchase of common stock	(1,573)	—	—	—	—	(18,919)	—	—	—	(18,919)
Exercise of stock options	80	2	—	1,164	—	—	—	—	—	1,166
Restricted common stock granted under equity compensation plans	445	—	—	—	(5,317)	13,832	—	—	(8,515)	—
Amortization of deferred stock-based employee compensation expense	—	—	—	—	1,413	—	—	—	—	1,413
Purchase of common stock pursuant to employee stock purchase plan	111	—	—	1,618	—	—	—	—	—	1,618
Tax benefit of stock options exercised	—	—	—	449	—	—	—	—	—	449

BALANCE, December 31, 2002	51,727	$577	$—	$255,452	$(3,904)	$(186,045)	$1,060	$(6)	$214,971	$282,105

The accompanying notes are an integral part of these consolidated financial statements.

CGS SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$44,618	$113,921	$90,469
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	18,839	14,546	12,077
Amortization	22,138	10,000	7,313
Charge for in-process purchased research and development	19,300	—	—
Restructuring charges for abandonment of facilities	6,797	—	—
Amortization of reserve for abandonment of facilities	(1,943)	—	—
(Gain) loss on short-term investments	(49)	724	—
Deferred income taxes	(600)	8,756	4,450
Tax benefit of stock options exercised	449	13,081	9,358
Stock-based employee compensation	1,413	—	48
Impairment of intangible assets	1,906	—	—
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(17,870)	29,249	(57,809)
Other current and noncurrent assets	(2,288)	(3,408)	(4,709)
Accounts payable, accrued liabilities, and deferred revenues	(4,586)	(6,778)	5,567

Net cash provided by operating activities	88,124	180,091	66,764

Cash flows from investing activities:
Purchases of property and equipment	(12,666)	(20,417)	(22,173)
Purchase of short-term investments	(4,201)	(106,337)	(11,543)
Proceeds from sale of short-term investments	56,568	63,861	—
Acquisition of assets and businesses, net of cash acquired	(270,567)	(17,750)	—
Acquisitions of and investments in client contracts	(3,387)	(6,623)	(1,100)

Net cash used in investing activities	(234,253)	(87,266)	(34,816)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,784	16,991	14,324
Proceeds from exercise of stock warrants	—	24,000	12,000
Repurchase of common stock	(18,919)	(109,461)	(51,081)
Payments on notes receivable from employee stockholders	—	—	110
Proceeds from long-term debt	300,000	—	—
Payments on long-term debt	(61,500)	(26,756)	(22,744)
Proceeds from revolving credit facility	5,000	—	—
Payments on revolving credit facility	(5,000)	—	—
Payments of deferred financing costs	(8,365)	—	—

Net cash provided by (used in) financing activities	214,000	(95,226)	(47,391)

Effect of exchange rate fluctuations on cash	(3,612)	(185)	(482)

Net increase (decrease) in cash and cash equivalents	64,259	(2,586)	(15,925)
Cash and cash equivalents, beginning of period	30,165	32,751	48,676

Cash and cash equivalents, end of period	$94,424	$30,165	$32,751

Supplemental disclosures of cash flow information:
Cash paid during the period for—
Interest	$12,021	$2,460	$5,608
Income taxes	$30,767	$45,981	$36,963

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

CSG Systems International, Inc. (the “Company” or “CSG”), a Delaware corporation, was formed in October 1994. Based in Denver, Colorado, the Company serves more than 265 telecommunications service providers in more than 40 countries. The Company is a leader in next-generation billing and customer care solutions for the cable television, satellite, advanced IP services, next-generation mobile, and fixed wireline markets. The Company’s combination of proven and future-ready solutions, delivered in both outsourced and licensed formats, enables its clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. The Company is a S&P Midcap 400 company. The Company serves its clients through its two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

2.    Summary of Significant Accounting Policies

Principles of Consolidation.    The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Translation of Foreign Currency.    The Company’s foreign subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in comprehensive income in stockholders’ equity. Transaction gains and losses related to intercompany accounts are included in the determination of net income.

Use of Estimates in Preparation of Consolidated Financial Statements.    The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S.”) of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition.    The Company derives its revenues from the following sources: (i) processing and related services; (ii) software licenses; (iii) maintenance fees; and (iv) professional services. Processing and related services revenues consist primarily of monthly processing fees generated from the Company’s core service bureau customer care and billing application called CSG CCS/BP and services ancillary to CSG CCS/BP. Software revenues and maintenance fees consist of the sale of software licenses and the related software maintenance services. Professional services revenues consist of a variety of consulting services, such as product implementation and customization, business consulting, project management, and training services. The Company uses various estimates and judgements in connection with the determination of the amount of revenues to be recognized (in particular for software license fees and professional services revenues) in each accounting period.

For multiple-element arrangements which include two or more of these revenue sources, the Company generally accounts for each of the individual revenue sources as a separate and discrete earnings process considering, among other things, whether any undelivered element(s) is essential to the functionality of the delivered element(s). For such multiple-element arrangements, total revenue is allocated to the various elements based upon objective and reliable evidence of the fair values specific to the Company’s products and services.

Revenues are recognized only if the Company determines that the collection of the fees included in the arrangement is considered probable (i.e., the Company expects the client to pay all amounts in full when

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

invoiced). In making its determination of collectibility for revenue recognition purposes, the Company considers a number of factors depending upon the specific aspects of an arrangement, which may include, but is not limited to, the following items: (i) an assessment of the client’s specific credit worthiness, evidenced by its current financial condition and/or recent operating results, credit ratings, and/or a bankruptcy filing status (as applicable); (ii) the client’s current accounts receivable status and/or its historical payment patterns with the Company (as applicable); (iii) the economic condition of the industry in which the client conducts the majority of its business; and/or (iv) the economic conditions and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business. The determination of collectibility requires significant judgements to be made by the Company.

Processing and related services revenues are recognized as the services are performed. Processing fees are typically billed monthly based on the number of client’s customers served, ancillary services are typically billed on a per transaction basis, and customized print and mail services are billed on a usage basis.

Software license fees are recognized using the guidelines of: (i) American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”); (ii) SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); and (iii) SEC Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). The primary revenue recognition criteria include: (i) evidence of an arrangement; (ii) delivery; (iii) fixed or determinable fees; and (iv) collectibility of fees. For software transactions that have multiple elements, such as software and services, the Company allocates the contract value to the respective elements based on vendor-specific objective evidence (“VSOE”) of their individual fair values, determined in accordance with SOP 97-2. For those software transactions that have multiple elements for which the Company does not have VSOE of fair value on one or more of the delivered elements, the Company allocates the contract value to the respective elements based upon the residual method in accordance with SOP 98-9. Under the residual method, the undiscounted fair value of the undelivered elements is deferred and subsequently recognized as they are delivered. During 2002, a substantial percentage of the Company’s software license arrangements were accounted for using the residual method in accordance with SOP 98-9.

Arrangements for software license fees consist principally of one-time perpetual licenses, but also include term license arrangements. Software licenses are generally sold with some type of capacity measurement (e.g., per seat basis, client revenue billed, etc.). Software license fees are typically recognized upon delivery, depending upon the nature and extent of the implementation and/or customization services, if any, to be provided by the Company, and assuming all other revenue recognition criteria have been met.

The Company does not provide for rights of returns on its software sales. Payment terms on software arrangements vary depending upon several factors, including, among others, the size of the client, and the amount of fees included in the arrangement. For substantially all software license arrangements, payment terms generally include multiple installments, with all payments generally due within one year from the date of delivery of the software. Software license arrangements with extended payment terms (e.g., arrangements in which software fees are not due within one year of the date of delivery of the software) are recognized as the fees become due and payable.

The GSS Division’s software arrangements may include projects for implementation services that involve significant production, modification or customization of the software being licensed. Accordingly, revenues related to these software arrangements are recognized over the period the services are provided under the percentage-of-completion (“POC”) method of accounting in conformity with: (i) SOP 97-2; (ii) Accounting Research Bulletin No. 45, “Long Term Construction Type Contracts” (“ARB 45”); and (iii) SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”).

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the POC method of accounting, software license and professional services revenues are recognized as the services are performed. The Company typically uses hours performed on a project as the basis to determine the percentage of the work completed. The Company’s use of the POC method of accounting on a project requires estimates of the total project revenues, total projects costs, and the expected efforts necessary to complete a project. Changes in estimates may result in revisions to the project-to-date revenue recognized in the period in which the revised estimates are determined. A number of internal and external factors can affect the Company’s estimates. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident.

For certain software transactions, the Company has agreed to “host” the software on Company-owned hardware. In accordance with Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, these hosting arrangements are treated as a separate element of the software arrangement when the client has a contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is feasible for the client to either run the software on its own hardware or contract with another party unrelated to the Company to host the software.

Software maintenance fees (also known as post-contract customer support, or PCS) are recognized ratably over the service period. The Company’s maintenance services consist primarily of client and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements. If specified upgrades or enhancements are offered in an arrangement, which is rare, they are accounted for as a separate element in accordance with SOP 97-2.

Revenue from professional services billed on a time-and-materials basis is recognized as the services are performed and as amounts due from customers are deemed collectible and contractually non-refundable. Revenue from fixed price long-term contracts is recognized using the POC method of accounting (as described above) for individual contracts using hours completed as the basis to determine the percentage of the work completed. In instances when the work performed on fixed price agreements is of relatively short duration, or if the Company is unable to make reasonably dependable estimates at the outset of the arrangement, the Company uses the completed contract method of accounting whereby revenue is recognized when the work is completed.

Deferred Revenue and Unbilled Accounts Receivable.    Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Revenue recognized prior to the scheduled billing date is recorded as unbilled accounts receivable. Deferred revenue as of December 31, broken out by source of revenue, was as follows (in thousands):

	2002	2001
Processing and related services	$3,887	$2,432
Software	2,854	2,136
Maintenance services	30,994	3,858
Professional services	9,766	1,712

Total	$47,501	$10,138

Postage.    The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reimbursements, and includes the net amount in processing and related services revenues. The Company has concluded that net treatment of these revenues is appropriate as the Company: (i) generally has little or no credit risk with regard to postage, as the Company requires postage deposits from its clients based on contractual arrangements prior to the mailing of customer statements; (ii) has no discretion over the supplier of postal delivery services; and (iii) is not the primary obligor in the postal delivery service. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the years ended December 31, 2002, 2001 and 2000 was $139.6 million, $120.1 million and $96.4 million, respectively.

Realizability of Long-Lived Assets.    The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”)”, which the Company adopted on January 1, 2001. SFAS 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-term Investments and Other Financial Instruments.    The Company’s short-term investments at December 31, 2002 consist of a certificate of deposit, with a market value and an original cost of approximately $1.0 million. The Company’s short-term investments at December 31, 2001 consist of commercial paper, with a market value and an original cost of approximately $53.4 million.

The Company classifies all of its short-term investments as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments are stated at market value, with unrealized gains and losses on such securities included, net of the related income tax effect, in stockholders’ equity. For all short-term investments, unrealized losses that are considered “other than temporary” are recognized immediately in earnings. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of the investments.

The Company’s other balance sheet financial instruments as of December 31, 2002 and 2001 include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. The carrying amount of the Company’s long-term debt approximates fair value due to its variable interest rates. The Company does not utilize any derivative financial instruments for purposes of managing its market risks related to its financial instruments.

Concentrations of Credit Risk.    In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are cash deposits, short-term investments and accounts receivable. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. The Company places cash deposits with financial institutions it believes to be of sound financial condition. It is the Company’s intent to maintain a low-risk, liquid portfolio of short-term investments.

Historically, credit losses on accounts receivable have been predictable because of the concentration of revenues with a small number of large, established companies. The Kenan Business acquisition (see Note 3) has

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changed the principal concentration of credit risk related to accounts receivable, as the Company has moved from having its primary clients being large, established cable television and satellite companies located in the U.S., to being a wide range of telecommunications service providers located throughout the world. The Company’s billed accounts receivable balance by geographic region (based on the location of the client) as of December 31 is as follows (in thousands):

	2002	2001
North America (principally the U.S.)	$119,765	$98,087
Europe, Middle East and Africa (principally Europe )	27,058	641
Asia Pacific	15,959	—
Central and South America	9,714	—

Total billed accounts receivable	172,496	98,728
Less allowance for doubtful accounts	(12,079)	(6,310)

Total billed accounts receivable, net of allowance	$160,417	$92,418

The Company does not require collateral or other security to support accounts receivable. The Company evaluates the credit worthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectibility assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. The Company uses various estimates and judgements in determining the adequacy of the allowance for doubtful accounts receivable. The activity in the Company’s allowance for doubtful accounts receivable for the years ended December 31 is as follows (in thousands):

	2002	2001	2000
Balance, beginning of year	$6,310	$5,001	$2,975
Additions charged to expense	7,614	2,277	2,791
Reductions for receivables written off	(1,845)	(968)	(765)

Balance, end of year	$12,079	$6,310	$5,001

Property and Equipment.    Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Depreciation is computed using the straight-line method for financial reporting purposes. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation for income tax purposes is computed using accelerated methods.

Property and equipment at December 31 consists of the following (in thousands):

	Useful Lives (years)	2002	2001
Computer equipment	3	$53,813	$46,313
Leasehold improvements	5-10	15,908	6,613
Operating equipment	3-5	34,159	31,681
Furniture and equipment	8	14,915	12,204
Construction in process	—	1,670	2,566

		120,465	99,377
Less—accumulated depreciation		(74,023)	(56,465)

Property and equipment, net		$46,442	$42,912

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets.    The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in accounting for acquired goodwill and other intangible assets. Under the provisions of SFAS 142, the Company ceased amortizing goodwill as of December 31, 2001, and never amortized goodwill that was acquired in business combinations for which the acquisition date was after June 30, 2001. Instead, goodwill and other intangible assets with indefinite lives are reviewed annually for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their estimated useful lives. The adoption of this pronouncement did not result in a material difference in amortization between periods, as amortization related to goodwill for the years ended December 31, 2001 and 2000 was $0.6 million in each year. As required by SFAS 142, the Company completed its initial assessment test of its goodwill balances as of the adoption date and concluded no impairment of goodwill recorded as of December 31, 2001 had occurred as of June 30, 2002. Additionally, the Company performed its annual goodwill impairment test as of September 30, 2002, and concluded that no impairment of goodwill had occurred as of that date. The Company will continue to monitor the carrying value of goodwill through annual impairment tests or whenever a potential impairment event is noted. If the current economic conditions within the global telecommunications industry worsen and/or take longer to recover than anticipated, it is reasonably possible that a review for impairment of the goodwill (and/or other related long-lived intangible assets) in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

The changes in the carrying amount of goodwill by operating segment (see Note 4) for the year ended December 31, 2002 are as follows (in thousands):

	Broadband Division	GSS Division	Consolidated
Balance as of January 1, 2002	$623	$12,838	$13,461
Goodwill acquired during year	—	202,349	202,349
Impairment losses	—	—	—
Effects of changes in foreign currency exchange rates and other	—	4,255	4,255

	$623	$219,442	$220,065

The Company’s intangible assets subject to amortization consist of client contracts and software. Client contracts intangible assets as of December 31 were as follows (in thousands):

	2002			2001
	Investment in Client Contracts	Acquired Client Contracts	Total Client Contracts	Investment in Client Contracts	Acquired Client Contracts	Total Client Contracts
Gross carrying amount	$100,228	$6,531	$106,759	$98,358	$—	$98,358
Accumulated amortization	(37,514)	(5,440)	(42,954)	(31,346)	—	(31,346)

Total	$62,714	$1,091	$63,805	$67,012	$—	$67,012

The Company’s client contracts intangible assets have resulted from investments in specific client relationships, as well as from business acquisitions. The investments in client contracts are typically made in the form of cash payments, but do include other forms of consideration, including Common Stock Warrants issued in 1997 and various services performed by the Company on behalf of a client in 2001. These investments are generally provided to new or existing clients as incentives to convert and process their customers on the Company’s customer care and billing systems, or for similar future contractual rights to process customers on the Company’s systems. These client contracts are being amortized ratably over the lives of the respective processing

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts, which have termination dates that range from 2008 through 2012. In accordance with EITF Issue No. 00-14, “Accounting for Certain Sales Incentives”, which was superseded by EITF Issue No. 01-9, “Accounting for Considerations Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, for the years ended December 31, 2002 and 2001, the amortization of the investments in client contracts has been reflected as a reduction in processing and related services revenues in the accompanying Consolidated Statements of Income. Amortization related to the investment in client contracts for the years ended December 31, 2002, 2001, and 2000, was $6.2 million, $5.4 million and $4.1 million, respectively. Acquired client contracts, which at December 31, 2002, represent assets acquired in the Kenan Business acquisition, are being amortized over their estimated useful lives of one year. The amortization of acquired client contracts is reflected in cost of software and maintenance in the accompanying Consolidated Statements of Income. Amortization related to acquired client contracts for the year ended December 31, 2002, was $5.4 million.

Software intangible assets as of December 31 were as follows (in thousands):

	2002	2001
Gross carrying amount	$99,060	$41,009
Accumulated amortization	(48,582)	(37,622)

Total	$50,478	$3,387

The Company’s software intangible assets relate to software and similar intellectual property rights from various business acquisitions, and from time-to-time, may include capitalization of internal software and similar product development costs. The substantial increase in gross carrying amount of software as of December 31, 2002 relates primarily to the Company’s 2002 acquisitions (See Note 3).

The Company expends substantial amounts on research and development (“R&D”), particularly for new products or services, or for enhancements of existing products and services. For internal development of software products that are to be licensed by the Company, the Company follows SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. For development of software to be used internally (e.g., processing systems software), the Company follows SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires that the cost of developing software for internal use be expensed prior to the application development stage. The determination of whether internal software R&D costs are subject to capitalization in either case is, by its nature, highly subjective and involves various judgements. The Company expended $73.7 million, $52.2 million, and $42.3 million, respectively, for internal software R&D projects in the years ended December 31, 2002, 2001, and 2000. The Company did not capitalize any internal software R&D costs in the years ended December 31, 2002, 2001, or 2000. The Company did not have any capitalized internal software R&D costs included in its December 31, 2002 or 2001 accompaning Consolidated Balance Sheets.

Amortization of acquired software and capitalized internal software R&D costs begins when the products are available for general release to clients and is computed separately for each product generally on a straight-line basis over the estimated economic life of the product. Generally, an estimated life of three to five years is used in the calculation of amortization. The amortization of software is reflected in cost of software and maintenance in the accompanying Consolidated Statements of Income.

The aggregate amortization for client contracts and software for the years ended December 31, 2002, 2001, and 2000 was $20.1 million, $7.3 million, and $6.0 million, respectively. Based on the December 31, 2002 net

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2003—$20.9 million; 2004—$19.9 million; 2005—$18.7 million; 2006—$15.8 million and 2007—$7.7 million.

The Company does not have any intangible assets with indefinite lives other than goodwill.

Earnings Per Common Share.    The Company follows SFAS No. 128, “Earnings Per Share”, in calculating earnings per share (“EPS”). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is consistent with the calculation of basic EPS while giving effect to any dilutive potential common shares outstanding during the period. Basic and diluted EPS are presented on the face of the accompanying Consolidated Statements of Income. No reconciliation of the EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the EPS denominators is as follows (in thousands):

	Year Ended December 31
	2002	2001	2000
Basic weighted average common shares	52,116	52,891	52,204
Dilutive shares from Common Stock Warrants	—	235	2,136
Dilutive shares from common stock options	409	1,513	2,340

Diluted weighted average common shares	52,525	54,639	56,680

At December 31, 2002, 2001, and 2000, common stock options of 4.5 million, 1.7 million, and 0.3 million shares, respectively, were excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods. The dilutive effect of the unvested restricted stock grants and the stock appreciation right (see Note 11) are included with the dilutive effect of common stock options in the above table.

The diluted potential common shares related to the Common Stock Warrants were included in the computation of diluted EPS for all quarters the warrants were considered exercisable. As of December 31, 2000, all of the warrants were considered exercisable. As of February 2001, all warrants had been exercised.

Stock-Based Compensation.    The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). At December 31, 2002, the Company had five stock-based compensation plans (see Note 11). The Company recorded compensation expense of $1.4 million, zero, and zero, respectively, under the intrinsic value method for the years ended December 31, 2002, 2001 and 2000.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation expense for the Company’s five stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the Company’s net income and net income per share available to common stockholders for the years ended December 31, 2002, 2001 and 2000 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net income, as reported	$44,618	$113,921	$90,469
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(10,774)	(12,194)	(11,643)
Compensation expense for the employee stock purchase plan	(170)	(131)	(162)

Net income, pro forma	$33,674	$101,596	$78,664

Earnings Per Share:
Basic—as reported	$0.86	$2.15	$1.73
Basic—pro forma	0.65	1.92	1.51

Diluted—as reported	0.85	2.08	1.60
Diluted—pro forma	0.64	1.86	1.39

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the years ended December 31, 2002, 2001, and 2000, respectively: risk-free interest rates of 3.6%, 4.8%, and 6.3%; dividend yield of zero percent for all years; expected lives of 5.6 years, 5.3 years, and 4.0 years; and volatility of 60.0%, 50.0%, and 50.0%.

Comprehensive Income.    The components of comprehensive income are reflected in the accompanying Consolidated Statements of Stockholders’ Equity. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Reclassification.    Certain December 31, 2001 and 2000 amounts have been reclassified to conform to the December 31, 2002 presentation.

Accounting Pronouncements Issued But Not Yet Effective.    In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company will adopt the provisions of this statement effective January 1, 2003. The adoption of this statement will impact the Company’s accounting for future exit or disposal activities, and generally requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for 2002. The provisions of this statement relating to interim financial information are effective for the Company’s quarter ending March 31, 2003. The transitional provisions did not have an impact on the accompanying Consolidated Financial Statements since the Company has not elected to change from the intrinsic value method to the fair value method.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements for guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s December 31, 2002 financial statements. The initial recognition and measurement provisions will impact how the Company accounts for future guarantees, if any. The Company has incorporated the disclosures requirements of this interpretation in Note 9.

In October 2002, the EITF published its consensus decision on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance as to what constitutes “separate units of accounting” in multiple element revenue contracts. EITF 00-21 only addresses the determination of the separate units of accounting, not the specific revenue accounting for each of the units once they are identified. The guidelines of EITF 00-21 are effective for revenue transactions entered into after June 30, 2003. EITF 00-21 does not apply to the Company’s software and services transactions that follow the guidelines of SOP 97-2, SOP 98-9 and EITF 00-03, as discussed above. The Company is currently analyzing the impact, if any, of adopting EITF 00-21.

3.    Business Acquisitions

The Company followed the provisions of SFAS 141, “Business Combinations” in accounting for the following acquisitions made in 2002 and 2001.

Kenan Business Acquisition

Description of the Acquisition.    On February 28, 2002, the Company closed on its agreement to acquire the billing and customer care assets of Lucent Technologies Inc. (“Lucent”). Lucent’s billing and customer care business consists primarily of: (i) software products and related maintenance and consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; and (iii) elements of Lucent’s client support, product support, and sales and marketing organizations (collectively, the “Kenan Business”).

The Company’s growth strategy includes a commitment to the marketing of its products and services internationally. The acquisition of the Kenan Business is consistent with this strategy. The Kenan Business is a global provider of convergent billing and customer care software and services that enable telecommunications service providers to bill their customers for existing and next-generation services, including mobile, Internet, wireline telephony, cable television, and satellite. The software supports multiple languages and currencies. The Kenan Business’ primary product offerings include: (i) CSG Kenan/BP (formerly known as Arbor/BP), a core convergent billing platform; (ii) CSG Kenan/OM (formerly known as Arbor/OM Order Management), an order management platform; and (iii) CSG Data Mediation (formerly known as BILLDATS Data Manager), a billing mediation software product. Historically, a significant percentage of the Kenan Business revenues have been generated outside the U.S.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subsequent to the acquisition date, the Company continued the process of obtaining certain information that the Company believed was necessary to finalize the purchase accounting, including valuations of the acquired intangible assets and an assessment of the fair value of the purchased Kenan Business accounts receivable. During the second quarter of 2002, the valuation reports were finalized and the assessment of the fair value of the Kenan Business accounts receivable was completed. Based on the results of the final audit, the finalization of the valuation reports and the receipt of other information necessary to finalize the purchase accounting, the purchase price premium related to the acquisition of the Kenan Business reported at March 31, 2002, of approximately $265.3 million was adjusted as of December 31, 2002 to approximately $267.2 million. As of December 31, 2002, the Company believes it has received the necessary information to substantially complete its purchase accounting for the Kenan Business acquisition.

Allocation of Purchase Price.    The determination of the estimated fair value of assets acquired and liabilities assumed in the Kenan Business acquisition requires the use of significant judgement by the Company’s management. In establishing certain estimated fair values, the Company utilized the services of independent valuation experts. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the closing of the acquisition on February 28, 2002 (in thousands).

Current assets	$62,700
Fixed assets	9,000
In-process purchased research and development	19,300
Acquired client contracts	6,000
Acquired software	46,600
Goodwill	195,300

Total assets acquired	338,900
Current liabilities	(74,900)
Non-current liabilities	(8,000)

Total liabilities assumed	(82,900)

Net assets acquired	$256,000

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current assets consist primarily of billed and unbilled accounts receivable, which are reduced to reflect an estimate for uncollectible amounts. Fixed assets consist primarily of computer equipment and leasehold improvements. The fixed assets are being depreciated on a straight-line basis, over periods ranging from one to eight years.

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

The acquired client contracts intangible asset represents the estimated value of client contracts that existed at the date of the Kenan Business acquisition. The acquired client contracts intangible asset is being amortized on a straight-line basis over twelve months.

The acquired software intangible assets represent the estimated value of the three primary developed technology products of the Kenan Business: CSG Kenan/BP, CSG Kenan/OM, and CSG Data Mediation. The acquired software intangible assets are being amortized on a straight-line basis over sixty months.

Goodwill represents the excess of the purchase price for the Kenan Business over the net of the amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill resulting from the Kenan Business acquisition will not be amortized, but instead, will be subject to annual impairment testing. The Company estimates that approximately 20-25% of the Kenan Business goodwill has been allocated to foreign tax jurisdictions where the Company will not receive a local income tax benefit. However, the Company may realize an income tax benefit under U.S. tax laws with respect to the foreign allocated goodwill. Depending upon the Company’s taxable income positions within the jurisdictions where the remaining goodwill resides, the Company may realize income tax benefits related to the remaining goodwill. The Company has assigned 100% of the goodwill to the GSS Division operating segment (which includes the acquired Kenan Business).

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

A rollforward analysis of the liability for the abandonment of certain assumed facility leases from the acquisition date through December 31, 2002 is presented below (in thousands). Of the $9.1 million liability for the abandonment of certain assumed facility leases as of December 31, 2002, $4.4 million was included in current liabilities and $4.7 million was included in non-current liabilities.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liability recognized at date of acquisition	$10,500
Amortization of liability for abandonment of facilities	(1,600)
Other	200

Liability as of December 31, 2002	$9,100

Kenan Business Acquisition-Related Expenses.    In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related expenses. The Company does not expect to incur any additional acquisition-related expenses subsequent to December 31, 2002, as it has completed its integration of the Kenan Business. The acquisition-related expenses for the year ended December 31, 2002 are presented below (in thousands).

In-process research and development	$19,300
Impairment of an existing intangible asset	1,906
Employee-related costs (primarily existing CSG employee redundancy costs and retention bonuses for key Kenan Business employees)	3,931
Integration costs (e.g., foreign entity structuring, process integration, etc.)	4,367
All other	453

Total Kenan Business acquisition-related expenses	$29,957

The impairment of an existing intangible asset relates to a data mediation software asset, which was acquired by the Company in 1998. As part of the Kenan Business acquisition, the Company acquired data mediation software assets with superior technology, resulting in the impairment of the existing software asset.

The results of the Kenan Business’ operations from the date of acquisition (February 28, 2002) through December 31, 2002 have been included in the accompanying Consolidated Statement of Income. Pro forma information on the Company’s results of operations for the years ended December 31, 2002 and 2001, assuming the acquisition of the Kenan Business had been completed as of the beginning of each year, is presented in the table below (in thousands, except for per share amounts).

	Year Ended December 31,
	2002	2001
	(unaudited)
Total revenues	$638,799	$699,904
Net income	61,527	52,308
Diluted net income per common Share:
Net income available to common stockholders	$1.17	$0.96
Weighted average common shares	52,525	54,639

The pro forma information for the year ended December 31, 2002, combines the results of the Company for the year ended December 31, 2002, and an estimate of the results of the Kenan Business for the two months ended November 30, 2001 (the first two months of Lucent’s first fiscal quarter). An estimate for these two months was necessary as the actual financial information for the Kenan Business was not available to the Company. The Company estimated the results of operations for the Kenan Business for the two months ended November 30, 2001 by utilizing historical financial information that had been prepared by Lucent on a “carve out” basis for Lucent’s first quarter of fiscal 2001. Combining these two months of historical results for the Kenan Business with the Company’s results for the year ended December 31, 2002 (which includes ten months

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of operations for the Kenan Business post acquisition), results in the pro forma information reflecting the Kenan Business as part of the Company’s results for the entire twelve months ended December 31, 2002.

The pro forma information for the year ended December 31, 2001, combines the results of the Company for the twelve months ended December 31, 2001, and the results of the Kenan Business for the twelve months ended September 30, 2001 (with September 30, 2001 being the last day of Lucent’s fiscal year).

The Kenan Business acquisition-related expenses discussed above have been excluded from the pro forma results. The pro forma results reflect an effective income tax rate of 41%.

ICMS Business Acquisition

Description of the Acquisition.    On August 30, 2002, the Company acquired certain intellectual property and client contracts associated with IBM’s Integrated Customer Management System (“ICMS”) customer care and billing solution. The ICMS platform is a standalone solution that offers customer care, provisioning, rating and billing and is based on the IBM eServer iSeries system. ICMS serves more than 35 customers in 20 countries around the world in the cable television, mobile and wireline telephony markets. The Company acquired ICMS to increase its client base and further enhance its portfolio of solutions in support of the Company’s current international growth strategy.

Purchase Price.    The purchase price for the ICMS business was $10.4 million in cash, plus $0.4 million in acquisition costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Acquired software and technology	$5,700
Goodwill	7,100

Total assets acquired	12,800
Deferred revenue	(2,000)

Net assets acquired	$10,800

The acquired software and technology intangible asset represents the estimated value assigned to the ICMS software solution, and is being amortized on a straight-line basis over 36 months.

Goodwill represents the excess of the purchase price over the net of the amounts assigned to assets acquired and liabilities assumed. Depending upon the Company’s taxable income position within the jurisdictions in which the goodwill resides, the Company may or may not realize income tax benefits related to the goodwill. The Company has assigned 100% of the goodwill to the GSS Division operating segment.

The deferred revenue amounts represent the estimated fair value of software maintenance obligations that the Company assumed at the date of acquisition.

The results of operations of ICMS are included in the accompanying Consolidated Statements of Income for the period subsequent to the acquisition date. Pro forma information on the Company’s results of operations for the years ended December 31, 2002 and 2001, to reflect the acquisition of ICMS, is not presented as ICMS’s results of operations during those periods are not material to the Company’s results of operations.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Davinci Business Acquisition

Description of the Acquisition.    On December 20, 2002, the Company acquired 100% of the common stock of Davinci Technologies Inc. (“Davinci”), a Toronto, Canada-based company, for $2.4 million in cash (net of $1.0 million in acquired cash), plus $0.1 million in acquisition costs. The acquisition of Davinci gave the Company ownership of Davinci’s m-Care™ solution which will be integrated with the Company’s CSG Kenan/BP product to enhance its customer self-care and electronic bill presentment and payment features. The m-Care solution, which has been be re-named CSG™ Total Care, enables telecommunications service providers to deliver self-care and electronic billing tools to their customers over the Internet or virtually any mobile device, in any currency and any language.

Purchase Price.    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets (net of $1,000 cash acquired)	$800
Property and equipment	200
Acquired software and technology	1,800

Total assets acquired	2,800
Current liabilities	(300)

Net assets acquired	$2,500

In addition to the cash paid at closing, the Davinci stock purchase agreement includes provisions for (i) additional purchase price payments of up to $450,000; contingent upon the successful integration of Davinci’s m-Care™ solution with CSG Kenan/BP during 2003; and (ii) additional purchase price payments of up to $2.3 million, contingent upon the amount of Company revenue associated with Davinci’s m-Care™ solution in 2004, 2005 and 2006. As of December 31, 2002, the additional purchase price payments have not been reflected in the Davinci purchase price. The contingent payments will be recorded as additional purchase price if and when the events associated with the contingencies occur.

The acquired software and technology intangible asset represents the estimated value assigned to Davinci’s m-Care™ software solution, and is being amortized on a straight-line basis over 36 months.

The results of operations of Davinci are included in the accompanying Consolidated Statements of Income for the period subsequent to the acquisition date. Pro forma information on the Company’s results of operations for the years ended December 31, 2002 and 2001, to reflect the acquisition of Davinci, is not presented as Davinci’s results of operations during those periods are not material to the Company’s results of operations.

plaNet Business Acquisition.

Description of the Acquisition.    On September 18, 2001, the Company acquired 100% of the common stock of plaNet Consulting, Inc. (“plaNet”), a Delaware corporation, for $16.7 million in cash. With over 100 employees located in Omaha, Nebraska and Denver, Colorado, plaNet provides e-business solutions and services to enable companies to transact business via the Internet and in real-time. At the date of acquisition, plaNet derived the majority of its revenues from consulting services. The Company acquired plaNet primarily to obtain its assembled management and consulting workforce to expand the Company’s professional services capabilities. The results of operations of plaNet are included in the accompanying Consolidated Statements of Income for the periods subsequent to the acquisition date. Pro Forma information on the Company’s results of operations for the year ended December 31, 2001, to reflect the acquisition of plaNet, is not presented as plaNet’s results of operations during that period is not material to the Company’s results of operations.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Price.    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$1,500
Property and equipment	400
Deferred income tax assets	4,300
Goodwill	12,200

Total assets acquired	18,400
Current liabilities	(1,700)

Net assets acquired	$16,700

The deferred income tax assets represent: (i) a net operating loss carryforward of approximately $8.7 million which the Company believes is more likely than not to be realized over approximately 10 years; and (ii) the difference between the tax basis and the assigned value of certain plaNet assets that existed on the date of acquisition. The $12.2 million of goodwill is not deductible for income tax purposes.

4.    Segment Reporting and Significant Concentrations

Overview.    Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires disclosures of selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires operating segments to be determined based on the way management organizes a company for purposes of making operating decisions and assessing performance. Based on the guidelines of SFAS 131, the Company determined that through February 28, 2002, it had one reportable segment: customer care and billing solutions for the worldwide converging communications markets.

With the acquisition of the Kenan Business on February 28, 2002 (see Note 3), the Company reorganized its business into two operating segments: the Broadband Division and the GSS Division. For comparative purposes, the Company’s segment information for the years ended December 31, 2001 and 2000 has been restated to reflect the Company’s current reportable segments.

Broadband Division.    The Broadband Division consists principally of the historical processing operations and related software products of the Company. Products and services from the Broadband Division generated approximately 69%, 99%, and 100%, respectively, of the Company’s total consolidated revenues for the years ended December 31, 2002, 2001, and 2000. The Broadband Division generates a substantial percentage of its revenues by providing customer care and billing services to the U.S. and Canadian cable television and satellite industries through its core service bureau processing product, CSG CCS/BP (formerly CCS). The Broadband Division sells its software products (e.g., ACSR, Workforce Express, etc.) and professional services principally to its existing base of processing clients to: (i) enhance the core functionality of its service bureau processing application; (ii) increase the efficiency and productivity of the clients’ operations; and (iii) allow clients to effectively roll out new products and services to new and existing markets, such as high-speed data/ISP, IP markets, and residential telephony. CSG CCS/BP processing services and related software products are expected to provide a large percentage of the Company’s, and substantially all of the Broadband Division’s, total revenues in the foreseeable future.

The Broadband Division’s full suite of processing, software, and professional services allows clients to automate their customer care and billing functions. These functions include: (i) set-up and activation of customer

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts; (ii) sales support; (iii) order processing; (iv) invoice calculation; (v) production and mailing of invoices; (vi) management reporting; (vii) electronic presentment and payment of invoices; (viii) deployment and management of the client’s field technicians; and (ix) customer analysis for target marketing and churn management.

GSS Division.    The GSS Division consists of the Company’s stand-alone software products and related services, which principally includes the Kenan Business, and to a much lesser degree, the acquired ICMS, Davinci, and plaNet businesses. Products and services from the GSS Division generated approximately 31%, 1%, and 0%, respectively, of the Company’s total consolidated revenues for the years ended December 31, 2002, 2001, and 2000. The GSS Division has more than 230 customers in more than 40 countries. Historically, the majority of the Kenan Business revenues have been generated from international operations. For 2002, approximately 79% of the GSS Division’s revenues were generated outside the U.S., and it is expected a similar percentage of the GSS Division’s revenues will be generated outside the U.S. in the foreseeable future.

The GSS Division is a global provider of convergent billing and customer care software and services that enables telecommunications service providers to bill their customers for existing and next-generation services, including mobile, Internet, wireline, cable television, and satellite. The GSS Division’s revenues consist of software license and maintenance fees, and various professional and consulting services related to its software products (principally, implementation services). The GSS Division’s primary product offerings include: (i) the Kenan Business software product suite, a core convergent billing platform, and its key components and modules, which include, among others, billing mediation, threshold servers, real-time rating engines, revenue settlement solutions and pre-paid/post-paid convergent billing solutions, aimed at helping telecommunication service providers manage their operations more effectively and efficiently; and (ii) professional services. The GSS Division’s professional services organizations provide a variety of consulting services, such as product implementation and customization, business consulting, project management and training services.

Segment Results.    Management evaluates the performance of the operating segments based on total revenues and contribution margin. Contribution margin is defined as segment operating revenues less segment operating expenses. There were no material inter-segment revenues for the periods presented below. Certain operating expenses managed at the corporate level (primarily facilities and other infrastructure support costs and management bonuses), which can be attributed to the operating segments, are allocated as an indirect expense charge to the operating segments. Any costs managed at the corporate level (e.g., marketing, legal, accounting, etc.), which are not attributable to the operating segments, are reflected as corporate overhead costs. The Kenan Business acquisition-related expenses and restructuring charges are excluded from segment operating expenses. The Company does not allocate activities below the operating level to its reported operating segments. Management’s review of segment operating expenses focuses primarily on the functional expenses (e.g., wages, employee benefits, data processing costs, etc.). Additionally, the Company does not allocate specifically-identifiable assets (or capital additions thereto) to its operating segments, or manage those assets by segments.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s operating segment information and corporate overhead costs are presented below (in thousands). Information for the years ended December 31, 2001 and 2000 has been restated to conform to the 2002 presentation.

	Year Ended December 31, 2002
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$372,426	$607	$—	$373,033
Software revenues	24,233	44,143	—	68,376
Maintenance revenues	20,274	68,801	—	89,075
Professional services revenues	2,267	78,181	—	80,448

Total revenues	419,200	191,732	—	610,932
Segment operating expenses(1)	212,087	203,809	51,201	467,097

Contribution margin (loss)(1)	$207,113	$(12,077)	$(51,201)	$143,835

Contribution margin (loss) percentage	49.4%	(6.3%)	N/A	23.5%

Depreciation and amortization	$17,391	$15,994	$5,482	$38,867

(1)	Segment operating expenses and contribution margin (loss) exclude: (i) the Kenan Business acquisition-related expenses of $30.0 million for the year ended December 31, 2002; and (ii) the restructuring charges of $12.7 million for the year ended December 31, 2002.

	Year Ended December 31, 2001
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$339,258	$—	$—	$339,258
Software revenues	72,350	—	—	72,350
Maintenance revenues	15,808	—	—	15,808
Professional services revenues	46,374	3,118	—	49,492

Total revenues	473,790	3,118	—	476,908
Segment operating expenses	205,746	53,304	35,883	294,933

Contribution margin (loss)	$268,044	$(50,186)	$(35,883)	$181,975

Contribution margin (loss) percentage	56.6%	N/A	N/A	38.1%

Depreciation and amortization	$17,153	$2,287	$3,128	$22,568

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2000
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$294,809	$—	$—	$294,809
Software revenues	70,378	—	—	70,378
Maintenance revenues	13,971	—	—	13,971
Professional services revenues	19,737	—	—	19,737

Total revenues	398,895	—	—	398,895
Segment operating expenses	191,043	35,045	27,525	253,613

Contribution margin (loss)	$207,852	$(35,045)	$(27,525)	$145,282

Contribution margin (loss) percentage	52.1%	N/A	N/A	36.4%

Depreciation and amortization	$14,440	$1,448	$2,842	$18,730

Reconciling information between reportable segments contribution margin (loss) and the Company’s consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Segment contribution margin	$143,835	$181,975	$145,282
Restructuring charges	(12,721)	—	—
Kenan Business acquisition-related Expenses	(29,957)	—	—

Operating income	101,157	181,975	145,282
Interest expense	(14,033)	(3,038)	(5,808)
Interest income and other	420	4,505	5,729

Income before income taxes	$87,544	$183,442	$145,203

Of the $12.7 million restructuring charges recorded in 2002, approximately $1.9 million related to the Broadband Division, $10.4 million related to the GSS Division and $0.4 million related to Corporate.

Geographic Regions.    The Company uses the location of the client as the basis of attributing revenues to individual countries. Financial information relating to the Company’s operations by geographic region is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Total Revenues:
North America (principally the U.S.)	$459,224	$467,764	$391,897
Europe, Middle East and Africa (principally Europe )	79,214	9,144	6,998
Asia Pacific	40,510	—	—
Central and South America	31,984	—	—

Total revenues	$610,932	$476,908	$398,895

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For revenues generated outside North America, no single country accounts for more than 5% of the Company’s total revenues.

	As of December 31,
	2002	2001
Long-lived Assets (excludes intangible assets):
North America (principally the U.S.)	$40,623	$42,591
Europe, Middle East and Africa (principally Europe)	4,420	321
All other	1,399	—

Total long-lived assets	$46,442	$42,912

Significant Clients.    In September 1997, the Company entered into a 15-year exclusive contract (the “Master Subscriber Agreement”) with Tele-Communications, Inc. (“TCI”) to consolidate all TCI customers onto the Company’s customer care and billing system. In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”). On November 18, 2002, Comcast Corporation (“Comcast”) completed its merger with AT&T, and now under Comcast’s ownership, the Company continues to service the former AT&T operations under the terms of the Master Subscriber Agreement.

The Company generates a significant percentage of its total revenues under the Master Subscriber Agreement. There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client. The Master Subscriber Agreement expires in 2012. The Master Subscriber Agreement has minimum financial commitments over the term of the contract, and in the Company’s view, includes exclusive rights to provide customer care and billing products and services for Comcast’s offerings of wireline video, Internet/high-speed data services, and print and mail services. The Master Subscriber Agreement contains certain performance criteria and other obligations to be met by the Company. The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations. The Company also is subject to an annual technical audit to determine whether the Company’s products and services include innovations in features and functions that have become standard in the wireline video industry. The Company is currently involved in various legal proceedings (principally, contract arbitration proceedings) with Comcast. See Note 9 for additional discussions of the Comcast legal proceedings.

During the years ended December 31, 2002, 2001, and 2000: (i) revenues from Comcast (formerly, AT&T) represented approximately 28.0%, 55.8%, and 50.4% of total revenues; (ii) revenues from Echostar Communications Corporation represented approximately 10.6%, 10.0%, and 9.3%, of total revenues; and (iii) revenues from AOL Time Warner Inc. and its affiliated companies (“AOL Time Warner”) represented approximately 6.4%, 7.5%, and 8.3% of total revenues; respectively. All of these clients are included in the Broadband Division.

As of December 31, 2002 and 2001, net billed accounts receivable balances attributable to significant clients were: (i) 24% and 34%, respectively, attributable to Comcast; and (ii) 10% and 16%, respectively, attributable to Echostar Communications Corporation.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Debt

The Company’s debt at December 31 consists of the following (in thousands):

	2002	2001
2002 Credit Facility:
Tranche A term credit facility, due February 2007, quarterly payments beginning March 31, 2003, ranging from $1.1 million to $7.8 million, interest at adjusted LIBOR plus applicable margin (rate of 4.26% at December 31, 2002)	$107,325	$—
Tranche B term credit facility, due February 2008, quarterly payments beginning June 30, 2003, ranging from $0.4 million to $39.0 million, interest at adjusted adjusted LIBOR plus 2.75% (rate of 4.51% at December 31, 2002)	162,675	—
$100 million revolving credit facility, due February 2007, interest at adjusted LIBOR plus applicable margin	—	—
1997 Credit Facility:
Term credit facility, originally due September 2002, quarterly payments beginning June 30, 1998, ranging from $6.3 million to $12.6 million, interest at adjusted LIBOR plus 0.50% (weighted average rate of 2.73% at December 31, 2001), retired February 2002	—	31,500
$40 million revolving credit facility, originally due September 2002, interest at adjusted LIBOR plus 0.50%, retired February 2002	—	—

	270,000	31,500
Less-current portion	(16,370)	(31,500)

Long-term debt, net of current maturities	$253,630	$—

2002 Credit Facility.    On February 28, 2002, CSG Systems, Inc., a wholly-owned subsidiary of the Company, closed on a $400 million senior secured credit facility (the “2002 Credit Facility”) with a syndicate of banks, financial institutions and other entities. The proceeds of the 2002 Credit Facility were used: (i) to fund the Kenan Business acquisition; (ii) pay acquisition-related fees and expenses; (iii) payoff existing indebtedness; and (iv) provide financing for general corporate purposes. The 2002 Credit Facility consists of a $100 million, five-year revolving credit facility (the “Revolver”), a $125 million, five-year Tranche A Term Loan (“Tranche A”), and a $175 million, six-year Tranche B Term Loan (“Tranche B”). Upon closing of the Kenan Business acquisition, the entire amounts of Tranche A and Tranche B were drawn down. The 2002 Credit Facility is guaranteed by the Company and each of the Company’s direct and indirect domestic subsidiaries.

The 2002 Credit Facility has no prepayment penalties and requires mandatory prepayments if particular events occur, including: (i) certain sales or issuances of the Company’s Common Stock; (ii) the incurrence of certain indebtedness; (iii) the sale of assets except in the ordinary course of business; (iv) proceeds received as a result of the termination of material processing services contracts; and (v) the achievement of a certain level of excess cash flows (as defined in the 2002 Credit Facility). The Company was not subject to any mandatory prepayments as of December 31, 2002.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 22, 2002, the Company made a voluntary prepayment on the 2002 Credit Facility of $30.0 million. As a result of the voluntary prepayment, the combined scheduled maturities of Tranche A and Tranche B are as follows (in thousands):

	2003	2004	2005	2006	2007	2008	Total
Tranche A Loan	$15,137	$23,438	$29,688	$31,250	$7,812	$—	$107,325
Tranche B Loan	1,233	1,643	1,643	1,643	117,488	39,025	162,675

Total payments	$16,370	$25,081	$31,331	$32,893	$125,300	$39,025	$270,000

The interest rates for the Revolver and the two tranches of term loans are chosen at the option of the Company and are based on a base rate or LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The applicable margins for Tranche B are 1.50% for base rate loans and 2.75% for LIBOR loans for the entire term of the credit agreement. The applicable margins for the Revolver and Tranche A are dependent upon the Company’s leverage ratio and can range from 0.75% to 1.50% for base rate loans and 2.00% to 2.75% for LIBOR loans. For 2002, the applicable margins for the Revolver and Tranche A were 1.25% for base rate loans and 2.50% for LIBOR loans. The Company believes the carrying amount of the Company’s long-term debt approximates its fair value due to the 2002 Credit Facility’s variable interest rate features.

The Company has historically selected LIBOR loans (as opposed to base rate loans) as the basis for determining its interest rates for its long-term debt, and the Company expects to continue to utilize LIBOR loans in the foreseeable future. The Company has the option of selecting the length of time (ranging from one to twelve months) that it locks in the LIBOR contract rate. For the six months ended September 30, 2002, the interest rates for Tranche A and Tranche B were based upon a contracted LIBOR rate of 2.38% (for a combined interest rate of 4.88% for Tranche A and 5.13% for Tranche B). For the six months ended March 31, 2003, the interest rates for Tranche A and Tranche B Loan are based upon a contracted LIBOR rate of 1.76% (for a combined interest rate of 4.26% for Tranche A and 4.51% for Tranche B). The weighted-average interest rates (LIBOR plus applicable margin) on Tranche A and Tranche B was approximately 4.96% during 2002. As of December 31, 2002, the Company does not have any derivative financial instruments to manage its interest rate risk from the variable rate features of the 2002 Credit Facility.

For an eleven-day period in May 2002, the Company had $5.0 million outstanding against the Revolver. The Company pays a commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver, which rate is subject to reduction to 0.375% once the Company achieves a certain leverage ratio. The Company’s ability to borrow under the Revolver is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation. At December 31, 2002, all $100.0 million of the Revolver was available to the Company.

The 2002 Credit Facility is collateralized by substantially all of the Company’s domestic tangible and intangible assets and the stock of the Company’s domestic subsidiaries. The 2002 Credit Facility requires maintenance of certain financial ratios, including: (i) a leverage ratio; (ii) an interest coverage ratio; and (iii) a fixed charge coverage ratio. The 2002 Credit Facility contains other restrictive covenants, including restrictions on: (i) additional indebtedness; (ii) cash dividends and other payments related to the Company’s capital stock; (iii) repurchases of the Company’s capital stock; (iv) capital expenditures and investments; (v) movement of funds between certain subsidiaries of the Company; and (vi) acquisitions and customer services agreement payments (as defined in the 2002 Credit Facility). The 2002 Credit Facility also requires that the assets and liabilities of CSG Systems, Inc. remain separate from the assets and liabilities of the remainder of the Company’s

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated operations, including the maintenance of separate deposit and other bank accounts. As of December 31, 2002, the Company believes it is in compliance with these provisions of the 2002 Credit Facility.

In conjunction with the closing of the 2002 Credit Facility, the Company incurred financing costs totaling approximately $10.4 million, approximately $2.0 million of which was paid in 2001, which are being amortized to interest expense over the related term of the 2002 Credit Facility.

1997 Credit Facility.    The Company entered into a $190.0 million debt agreement with a bank in September 1997 (the “1997 Credit Facility”), which consisted of $150.0 million term facility and a $40.0 revolving credit facility. The proceeds from the 1997 Credit Facility were used: (i) as part of the consideration for the Master Subscriber Agreement and the software technology assets purchased from TCI; (ii) to retire the Company’s existing indebtedness; (iii) pay transaction costs; and (iv) provide financing for general corporate purposes. The 1997 Credit Facility was collateralized by all of the Company’s assets and the stock of its subsidiaries. Interest rates for both the term and revolving credit facilities were chosen at the option of the Company and were based on the LIBOR rate or the prime rate, plus an additional percentage spread, with the spread dependent upon the Company’s leverage ratio. As of December 31, 2001 the spread on the LIBOR rate and prime rate was 0.50%. As of December 31, 2001, the interest rate the 1997 Credit Facility was based upon a weighted-average contracted LIBOR rate of 2.23% (for a combined interest rate of 2.73%).

There were no borrowings made on the revolving credit facility during the years ended December 31, 2001 or 2000. Under the 1997 Credit Facility, the Company paid an annual commitment fee on the unused portion of the revolving credit facility, based upon the Company’s leverage ratio. At of December 31, 2001, the fee was 0.25%.

The 1997 Credit Facility was retired in February 2002 with proceeds from the 2002 Credit Facility.

Deferred Financing Costs.    As of December 31, 2002, and 2001, unamortized deferred financing costs were $8.5 million and $2.1 million, respectively. Deferred financing costs are amortized to interest expense over the related term of the debt agreement using a method that approximates the effective interest rate method. Interest expense for the years ended December 31, 2002, 2001 and 2000 includes amortization of deferred financing costs of approximately $1.8 million, $0.4 million, and $0.6 million, respectively. The weighted-average interest rate on the Company’s debt borrowings, including amortization of deferred financing costs and commitment fees on the revolving credit facilities, for the years ended December 31, 2002, 2001, and 2000 was 5.9%, 6.3%, and 8.1%, respectively.

6.    Restructuring Charges

Due to the economic decline in the global telecommunications industry, and the uncertainty in the timing and the extent of any economic turnaround within the industry, the Company implemented several cost reduction initiatives during the third quarter of 2002. These initiatives included: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the Company’s workforce); (ii) limited hiring of new employees; (iii) a reduction of the Company’s facilities and infrastructure support costs, including facilities consolidations and abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment. Substantially all of the involuntary employee terminations were completed during the third quarter of 2002, with the remainder completed during the fourth quarter of 2002.

As a result of the business restructuring initiatives, the Company recorded restructuring charges of approximately $12.7 million during the year ended December 31, 2002. The restructuring charges have been

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflected as a separate line item on the accompanying Consolidated Statements of Income. The components of the restructuring charges are as follows (in thousands):

Involuntary employee terminations	$5,810
Facilities abandonment	6,897
All other	14

Total restructuring charges	$12,721

The involuntary employee terminations component of the restructuring charges relates primarily to severance payments and job placement assistance. During 2002, the Company terminated approximately 300 persons under the business restructuring initiatives. The involuntary employee terminations in the U.S. were substantially completed in the third quarter of 2002 and the involuntary employee terminations outside the U.S. were substantially completed in the fourth quarter of 2002. A substantial percentage of the involuntary termination benefits charged to expense during 2002 were paid out as of December 31, 2002, with the remainder to be paid out in the first quarter of 2003.

The facilities abandonment component of the restructuring charges relates to office facilities the Company has committed to abandon that are under long-term lease agreements. The facilities abandonment charge is equal to the present value of the future costs associated with those abandoned facilities, net of the proceeds from any future sublease agreements. The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

The activity in the business restructuring reserves during 2002 is as follows (in thousands). Of the $6.7 million business restructuring reserve as of December 31, 2002, $2.7 million was included in current liabilities and $4.0 million was included in non-current liabilities.

	Termination Benefits	Abandonment of Facilities	Other	Total
Charged to expense during year	$5,810	$6,897	$14	$12,721
Cash payments	(5,570)	—	(14)	(5,584)
Amortization of liability for abandonment of facilities	—	(364)	—	(364)
Other	—	(91)	—	(91)

December 31, 2002, balance	$240	$6,442	$—	$6,682

7.     Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the accompanying Consolidated Financial Statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of or changes in the tax law or rates.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Domestic	$75,783	$185,186	$148,938
Foreign	11,761	(1,744)	(3,735)

	$87,544	$183,442	$145,203

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$33,641	$53,662	$45,720
State	6,147	7,023	5,443
Foreign	3,960	44	(820)

	43,748	60,729	50,343

Deferred:
Federal	(1,194)	7,775	3,924
State	(257)	1,017	467
Foreign	629	—	—

	(822)	8,792	4,391

Change in valuation allowance	—	—	—

	$42,926	$69,521	$54,734

Income tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced accrued income taxes by $0.4 million, $13.1 million, and $9.4 million, respectively, for the years ended December 31, 2002, 2001, and 2000. Such benefits were recorded as an increase to additional paid-in capital and are included in net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows.

The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement provision for income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Provision at federal rate of 35%	$30,662	$64,198	$50,821
Effect of state income taxes	3,815	5,272	3,872
Amortization of nondeductible goodwill	—	217	225
Impact of foreign operations	8,576	4	—
Other	(127)	(170)	(184)

	$42,926	$69,521	$54,734

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes, and from tax and financial reporting basis differences recognized in purchase accounting. The sources of these differences at December 31 are as follows (in thousands):

	2002	2001
Current deferred tax assets:
Accrued expenses and reserves	$8,355	$5,549

Noncurrent deferred tax assets (liabilities):
Purchased research and development	$34,116	$36,002
Software	7,094	7,153
Client contracts and related intangibles	(9,522)	(9,851)
Noncompete agreements	5,027	5,706
Acquired net operating loss	2,913	2,900
Property and equipment	(1,804)	(1,510)
Other	(661)	(6)

	$37,163	$40,394

As of December 31, 2002, the Company’s net deferred tax assets of $45.5 million were related primarily to its domestic operations. The Company continues to believe that it is more likely than not that sufficient taxable income will be generated to realize the benefit of these deferred tax assets.

The Company had a domestic net operating loss (“NOL”) carryfoward for income tax purposes of $7.7 million at December 31, 2002, which will begin to expire in 2017 and can be utilized through 2022. The NOL carryforward is attributable to the pre-acquisition periods of an acquired subsidiary. The utilization of this NOL carryforward may be limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

8.    Employee Retirement Benefit Plans

Defined Contribution-Type Plans.    The Company sponsors a defined contribution plan covering substantially all U.S.-based employees of the Company. Participants may contribute up to 25% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. The Company makes certain matching and service-related contributions to the plan. The Company’s matching and service-related contributions for the years ended December 31, 2002, 2001, and 2000, were approximately $9.9 million, $5.6 million, and $4.3 million, respectively. The Company also sponsors defined contribution-type plans for certain of its non U.S.-based employees. The Company’s voluntary contributions to these plans during 2002 were approximately $1.2 million, and zero in 2001 and 2000.

Deferred Compensation Plan.    The Company has a non-qualified deferred compensation plan for certain key U.S.-based executives which allows the participants to defer a portion of their annual compensation. The Company provides a 25% matching contribution of the participant’s deferral, up to a maximum contribution of $6,250 per year, plus a return on the deferred account balance attributable to the individual participants. As of December 31, 2002 and 2001, the Company has recorded a liability for this obligation of $2.3 million and $1.9 million, respectively. The Company’s expense for this plan for the years ended December 31, 2002, 2001, and 2000, was $0.6 million, $0.6 million, and $0.5 million, respectively. The plan is unfunded.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments, Guarantees and Contingencies

Operating Leases.    The Company leases certain office and production facilities and other equipment under operating leases that run through 2015. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Future aggregate minimum lease payments under these agreements for the years ending December 31, net of any sublease amounts to be received by the Company under signed sublease agreements, are as follows: 2003—$23.2 million, 2004—$19.1 million, 2005—$17.5 million, 2006—$12.6 million, 2007—$10.0 million, thereafter—$38.1 million. As discussed in Notes 3 and 6, during 2002 the Company established reserves for office facilities the Company has committed to abandon.

Total rent expense for the years ended December 31, 2002, 2001, and 2000 was approximately $29.0 million, $10.6 million, and $7.6 million, respectively.

Service Agreements.    The Company’s Broadband Division outsources to First Data Corporation (“FDC”) the data processing and related computer services required for the operation of its processing services and certain related products. The CSG CCS/BP proprietary software is run in FDC’s facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for the Company to provide these services internally. The Broadband Division’s clients are connected to the FDC facility through a combination of private and commercially-provided networks. The Company’s services agreement with FDC expires June 30, 2005, and is cancelable only for cause, as defined in the agreement. The total amount paid under the service agreement for the years ended December 31, 2002, 2001, and 2000, was approximately $33.3 million, $28.1 million, and $23.7 million, respectively. Under the agreement, the Company is charged a fixed fee plus a variable fee based on usage and/or actual costs. The Company believes it could obtain data processing and related computer services from alternative sources, if necessary.

Product Warranties.    The Company generally warrants that its products and services will conform to published specifications, or to specifications in an individual client arrangement, as applicable. The typical warranty period is 90 days from delivery of the product or service. The typical remedy for breach of warranty is to correct or replace any defective deliverable, and if not possible or practical, the Company will accept the return of the defective deliverable and refund the amount paid to the Company under the client arrangement that is allocable to the defective deliverable. Historically, the Company has incurred minimal warranty costs, and as a result, does not maintain a warranty reserve.

Product Indemnifications.    The Company’s arrangements generally include a product indemnification provision that will indemnify and defend a client in actions brought against the client that claim the Company’s products infringe upon a copyright, trade secret, or valid patent. Historically, the Company has not incurred any significant costs related to product indemnification claims, and as a result does not maintain a reserve for such exposure.

Contingent Consideration.    Contingent consideration represents an arrangement to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. As of December 31, 2002, the Davinci purchase agreement was the Company’s only arrangement which included contingent consideration. Since the provisions which require the additional consideration to be paid had not been achieved as of December 31, 2002, no amounts of the contingent consideration were accrued as of that date. See Note 3 for additional details regarding the Davinci contingent consideration.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Claims for Company Non-performance.    The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company. As of December 31, 2002, the Company believes it had adequate reserves to cover any exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients.

Legal Proceedings.     The Company is currently involved in various legal proceedings with its largest client, Comcast (formerly AT&T), consisting principally of arbitration proceedings regarding the Master Subscriber Agreement. Comcast has also filed other complaints against the Company for matters related to the Master Subscriber Agreement.

In its demand for arbitration, Comcast cited the following claims: First, Comcast claimed that the Company has “interfered” with Comcast’s “right” to provide aggregated billing services to its customers. In particular, Comcast contended that the Company had not cooperated with Comcast in utilizing another vendor to provide aggregated billing services and that the Company had improperly asserted its exclusivity rights under the Master Subscriber Agreement. Second, Comcast claimed that the Company had breached the Most Favored Nations clause of the Master Subscriber Agreement. And finally, Comcast claimed that the Company had violated its obligation to provide Comcast with its customer data in a deconversion format.

In the arbitration, Comcast seeks a “declaration” that it was entitled to terminate the Master Subscriber Agreement on its fifth anniversary (August 10, 2002), or at any time thereafter, on 90 days written notice to the Company. If, as a result of the outcome of the arbitration proceedings, it is ruled that Comcast has the right to and ultimately elects to terminate the contract (or otherwise converts some or all of its customers to another service provider), Comcast seeks full cooperation from the Company for whatever period of time it takes to convert its approximately 16 million customers to another vendor’s customer care and billing system. In addition, Comcast seeks unspecified damages from the Company.

In its response to the arbitration demands, the Company denied Comcast’s allegations that the Company had breached the Master Subscriber Agreement. The Company also filed a number of counter claims alleging that Comcast had breached its obligations to the Company and is seeking unspecified damages. Both parties have agreed upon a single arbitrator to hear the dispute, and the arbitration is currently scheduled to begin on May 5, 2003. The hearing date is subject to change based upon a variety of factors and is expected to take several weeks to complete.

The Company emphatically denies the allegations made by Comcast in the arbitration demand, and denies that it is in breach of the Master Subscriber Agreement. However, if the arbitrator determines that the Company either has: (i) materially or repeatedly defaulted in the performance of its obligations without satisfying the cure provisions of the Master Subscriber Agreement; or (ii) failed to substantially comply with its material obligations under the Master Subscriber Agreement taken as a whole, then Comcast may be able to terminate the Master Subscriber Agreement prior to its natural expiration on December 31, 2012. Should Comcast be successful in: (i) its claims for unspecified damages or its Most Favored Nations claims; or (ii) terminating the Master Subscriber Agreement in whole or in part, the resulting impact could have a material impact on the Company’s financial condition and results of operations.

In addition, if Comcast is successful in any of its other claims against the Company, in whole or in part, it could have a material impact on the Company’s financial condition and results of operations.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, the Company has not reflected an accrual in the accompanying Consolidated Balance Sheet for the potential exposure for any loss related to the Comcast legal proceedings discussed above, primarily from the arbitration proceedings, because the Company has concluded that it is not probable that such a loss has occurred, and the amount of any potential loss could not reasonably be estimated at this time, even within a range. In addition, the Company has various long-lived intangible assets (client contracts) related to the Master Subscriber Agreement which have a net carrying value as of December 31, 2002 of approximately $61 million. Because of the uncertainty regarding the outcome of these matters, the Company does not believe there has been any impairment to the carrying value of these intangible assets as of the date of this filing. However, should Comcast be successful in: (i) terminating the Master Subscriber Agreement in whole or in part; (ii) significantly modifying the terms of the Master Subscriber Agreement; or (iii) significantly reducing the revenues expected to be generated under the Master Subscriber Agreement, it is reasonably possible that an impairment of these intangible assets could result, and the amount of the impairment could be substantial.

From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any other material pending or threatened legal proceedings.

10.    Stockholders’ Equity

Common Stock Warrants.    As of December 31, 1999, the Company had 3.0 million Common Stock Warrants (the “Warrants”) outstanding. The Warrants were issued as part of the consideration for the Master Subscriber Agreement and the software technology assets purchased from TCI in 1997, and were held by AT&T as the successor of TCI until they were exercised. During the fourth quarter of 2000, Warrants to purchase 1.0 million shares of the Company’s Common Stock were exercised at $12.00 per share, for a total exercise price of $12.0 million. Immediately following the exercise of the Warrants, the Company repurchased the 1.0 million shares at $47.42 per share (an average of the closing price for the five-day trading period ended October 26, 2000) for a total repurchase price of $47.4 million, pursuant to the Company’s stock repurchase program. As a result, the net cash outlay for this transaction was $35.4 million, which was paid by the Company with available corporate funds.

During the first quarter of 2001, Warrants to purchase 2.0 million shares of the Company’s Common Stock were exercised at $12.00 per share, for a total exercise price of $24.0 million. Immediately following the exercise of the Warrants, the Company repurchased the 2.0 million shares at $37.00 per share (approximates the closing price on February 28, 2001) for a total repurchase price of $74.0 million, pursuant to the Company’s stock repurchase program. As a result, the net cash outlay for this transaction was $50.0 million, which was paid by the Company in March 2001 with available corporate funds. After this transaction, AT&T no longer had any warrants or other rights to purchase the Company’s Common Stock.

Stock Repurchase Program.    In August 1999, the Company’s Board of Directors approved a stock repurchase program which authorized the Company to purchase up to a total of 5.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of 10.0 million shares. The shares repurchased under the program (including the shares repurchased in conjunction with the Warrant exercises discussed above) are as follows (in thousands, except per share amounts):

	2002	2001	2000	1999	Total
Shares repurchased	1,573	3,020	1,090	656	6,339
Total amount paid	$18,920	$109,460	$51,088	$20,242	$199,710
Weighted-average price per share	$12.02	$36.25	$46.87	$30.88	$31.51

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the total remaining number of shares available for repurchase under the program totaled approximately 3.7 million shares.

The repurchased shares are intended to be held as treasury shares, and possibly used (at the Company’s discretion) to fulfill issuances of Common Stock under the Company’s various equity compensation plans.

11.    Equity Compensation Plans

Stock Incentive Plans.    During 1995, the Company adopted (with shareholder approval) the Incentive Stock Plan (the “1995 Plan”) whereby 514,000 shares of the Company’s Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options. The 43,500 options outstanding under the 1995 Plan as of December 31, 2002, were fully vested.

During 1996, the Company adopted (with shareholder approval) the 1996 Stock Incentive Plan (the “1996 Plan”) whereby 4,800,000 shares of the Company’s Common Stock have been reserved for issuance to eligible employees of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. In December 1997, upon shareholder approval, the number of shares authorized for issuance under the 1996 Plan was increased to 8,000,000. In May 1999, upon shareholder approval, the number of shares authorized for issuance under the 1996 Plan was increased to 11,000,000. The 3,575,334 options outstanding under the 1996 Plan as of December 31, 2002, primarily vest annually over four to five years.

During 1997, the Company adopted (with shareholder approval) the Stock Option Plan for Non-Employee Directors (the “Director Plan”) whereby 200,000 shares of the Company’s Common Stock have been reserved for issuance to non-employee Directors of the Company in the form of stock options. In May 2000, upon shareholder approval, the number of shares authorized for issuance under the Director Plan was increased to 450,000. The 264,000 options outstanding under the Director Plan at December 31, 2002, primarily vest annually over three years.

During 2001, the Company adopted (without shareholder approval) the 2001 Stock Incentive Plan (the “2001 Plan”) whereby 750,000 shares of the Company’s Common Stock have been reserved for issuance to eligible employees of the Company in the form of nonqualified stock options, stock appreciation rights, stock bonus awards, restricted stock awards, or performance unit awards. In January 2002 and August 2002, the Board of Directors approved an increase of shares reserved for issuance under the 2001 Plan to 2,500,000 and 3,000,000, respectively. Awards and options under the 2001 Plan may be granted to key employees of the Company or its subsidiaries that are not: (i) officers or directors of the Company; (ii) “covered employees” of the Company for purposes of Section 162(m) of the Internal Revenue Code; or (iii) persons subject to Section 16 of the Securities Exchange Act of 1934. The 2,656,225 options outstanding under the 2001 Plan at December 31, 2002, primarily vest annually over four years.

As discussed above, the outstanding stock options under the various plans as of December 31, 2002 generally vest over three to four years. Certain of these options become fully vested upon a change in control of the Company.

Restricted Stock.    During the third quarter of 2002, the Company cancelled options for 2,475,000 shares of the Company’s Common Stock held by key members of management (principally, members of executive management) in a fair value-based exchange for 715,415 shares of restricted stock, of which 444,582 shares were issued in August 2002, with the remaining 270,833 shares issued in January 2003 (see Note 13). The restricted stock grants were issued under the 1996 Plan and 2001 Plan. The cancelled stock options in excess of the number of shares of restricted stock granted were returned to the pool of stock options available for future grants. The cancelled stock options had exercise prices substantially greater than the Company’s stock price as of the date of the exchange.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the restricted stock shares granted in 2002, 110,000 of the shares vest 100% one year from the date of the grant, and the remaining 334,582 shares vest 25% annually over the four years from the date of the grant. The restricted stock becomes fully vested upon a change in control of the Company, and has other acceleration of vesting provisions related to death, retirement or termination of the employees. The Company accounted for the restricted stock grants as fixed awards, and recorded deferred employee compensation (a component of stockholders’ equity) of approximately $5.3 million (weighted-average price of $11.96 per share) as of the grant date. The deferred employee compensation will be amortized to compensation expense on a straight-line basis over the vesting periods of the restricted stock. Compensation expense recognized during 2002 related to these awards was approximately $0.8 million.

The Company issued 444,582 shares of treasury stock to fulfill the restricted stock grants, as opposed to issuing new shares. The difference between the carrying value of the shares of treasury stock issued of approximately $13.8 million (weighted-average price per share of $31.11) and the amount of deferred employee compensation recorded of approximately $5.3 million, or approximately $8.5 million, was recorded as a reduction to accumulated earnings (a component of stockholders’ equity).

As discussed above, the Company issued the remaining 270,833 restricted stock shares in January 2003. Until these shares were issued, a provision within an employment agreement, which provided for certain contingent cash bonus rights to a key member of management, remained in effect. The bonus rights granted in the agreement had attributes similar to a stock appreciation right expected to be settled in the Company’s stock, and as a result, the Company accounted for this agreement as a variable stock award. Compensation expense recognized during 2002 related to this award was approximately $0.6 million. Total compensation expense became fixed (based upon the Company’s stock price at the date of the grant) when the 270,833 restricted stock shares were granted in January 2003, but varied until that time.

In conjunction with the issuance of the restricted stock and related cancellation of stock options discussed above, approximately 500,000 stock options are now subject to variable accounting until the date the options are exercised, forfeited, or expire unexercised. The exercise prices of the stock options range from approximately $27 to $58 per share, with an overall weighted-average exercise price per share of approximately $35. The Company did not recognize any compensation expense during 2002 related to these stock options under variable accounting as the exercise prices for all of these stock options were substantially higher than the Company’s stock price as of December 31, 2002.

Stock Option Modifications.    During the third quarter of 2002, the Company modified the terms of approximately 584,000 outstanding stock options held by key members of management (principally, members other than executive management) to include a provision which allows for full vesting of the stock options upon a change in control of the Company. Unless such an event occurs, the stock options will continue to vest 25% annually over a four-year period, as set forth in the original terms of the option agreements. As of the date of these modifications, the exercise prices of the stock options were substantially higher than the Company’s stock price. As a result, no current or future compensation expense related to these stock options modifications will be recorded.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Outstanding Stock Options.    Stock options are granted with an exercise price equal to the fair market value of the Company’s Common Stock as of the date of the grant. All outstanding options have a 10-year term. A summary of the stock options issued under the 1995 Plan, the 1996 Plan, the Director Plan and the 2001 Plan, and changes during the years ending December 31 are as follows:

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	6,882,410	$34.02	5,745,113	$26.58	5,604,822	$20.05
Granted	3,054,021	25.15	2,735,279	41.73	1,609,900	41.56
Exercised	(80,425)	14.48	(1,194,328)	16.41	(971,494)	13.64
Forfeited/cancelled	(3,316,947)	36.15	(403,654)	32.41	(498,115)	26.73

Outstanding, end of year	6,539,059	$29.04	6,882,410	$34.02	5,745,113	$26.58

Options exercisable at year end	2,423,737	$27.44	1,426,155	$22.45	1,410,440	$14.99

Weighted average fair value of options granted during the year		$12.82		$21.02		$19.14

Options available for grant	4,241,609		2,173,265		3,741,890

The shares available for grant have been reduced by the 444,582 shares of restricted stock as discussed above.

The following tables summarize information about the Company’s stock incentive plans as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Stock incentive plans approved by shareholders	3,882,834	$31.54	3,916,480
Stock incentive plans not approved by shareholders	2,656,225	25.40	325,129

Total	6,539,059	$29.04	4,241,609

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.63-$11.06	453,810	4.4	$8.71	402,760	$8.46
$11.53-$23.44	1,845,415	7.8	15.67	751,115	20.29
$23.59-$29.94	806,813	7.0	26.26	293,013	26.70
$30.25-$39.81	2,274,361	8.0	35.45	606,280	36.73
$40.13-$49.75	1,021,685	7.8	46.61	316,594	46.67
$50.25-$62.33	136,975	7.5	55.55	53,975	55.36

$ 0.63-$62.33	6,539,059	7.5	$29.04	2,423,737	$27.44

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to December 31, 2002, the Company granted 415,000, 24,750 and 24,000 options under the 1996 Plan, the 2001 Plan and Director Plan, respectively, at prices that range from $9.11 to $15.11 per share. The 1996 Plan and 2001 Plan options vest over four years and the Director Plan options vest over three years. The 1996 Plan options were granted to key members of management. These options are not reflected in the above tables as they were granted subsequent to December 31, 2002.

1996 Employee Stock Purchase Plan.    During 1996, the Company adopted the 1996 Employee Stock Purchase Plan whereby 500,000 shares of the Company’s Common Stock have been reserved for sale to employees of the Company and its subsidiaries through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During the years ended December 31, 2002, 2001, and 2000, 111,061, 35,481, and 30,120 shares, respectively, were purchased under the plan for $1.6 million ($9.27 to $31.54 per share), $1.3 million ($26.31 to $51.23 per share), and $1.1 million ($24.65 to $47.65 per share).

12.    Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2002(1):
Total revenues	$130,375	$169,738	$155,614	$155,205
Gross margin (exclusive of depreciation)	78,958	100,960	85,025	82,997
Operating income(2)(3)	12,699	37,817	17,241	33,400
Income before income taxes(2)(3)	11,717	32,810	12,840	30,177
Income tax provision(4)	(9,254)	(13,562)	(6,990)	(13,120)
Net income available to common stockholders	2,463	19,248	5,850	17,057
Net income available to common stockholders per share:
Basic	0.05	0.37	0.11	0.33
Diluted	0.05	0.36	0.11	0.33

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2001:
Total revenues	$114,099	$120,086	$124,379	$118,344
Gross margin (exclusive of depreciation)	72,305	76,131	79,534	72,923
Operating income	43,804	45,936	46,571	45,664
Income before income taxes	43,650	46,006	47,248	46,538
Income tax provision	(16,584)	(17,479)	(17,618)	(17,840)
Net income available to common stockholders	27,066	28,527	29,630	28,698
Net income available to common stockholders per share:
Basic	0.52	0.54	0.56	0.54
Diluted	0.49	0.52	0.54	0.53

(1)	The results of the Kenan Business operations from the date of the acquisition (February 28, 2002) through December 31, 2002 are included in the Company’s consolidated results of operations. See Note 3.
(2)	Beginning with the first quarter through the fourth quarter of 2002, the quarterly results of operations included Kenan Business acquisition-related expenses of $23.8 million, $3.6 million, $2.1 million and $0.5 million (total of $30.0 million). See Note 3.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	The third and fourth quarters of 2002 included restructuring charges of $12.0 million and $0.7 million, respectively (total of $12.7 million). See Note 6.
(4)	The overall effective income tax rate was approximately 49% for 2002, but was higher in certain quarters due to the impact of the Kenan Business acquisition and the growth in international business. See Note 7.

13.    Subsequent Event

In January 2003, the Company granted 480,000 shares of restricted stock to a key member of management, with 270,833 shares related to the stock options cancelled in August 2002 (see Note 11). The remaining 209,167 shares were granted at no cost to the employee. The 270,833 shares vest in equal installments on January 2, 2005, 2006, and 2007. The 209,167 shares vest 25% annually over the four years from the date of grant. The entire 480,000 shares become fully vested upon a change in control of the Company, and have other acceleration of vesting provisions related to the death, retirement or termination of the employee. The restricted stock grants were issued under the 1996 plan.

The Company accounted for the restricted stock grant as a fixed award, and recorded deferred employee compensation (a component of stockholders’ equity) of approximately $5.9 million as of the grant date. The amount of deferred employee compensation is net of $0.6 million of compensation expense, which was recognized in 2002 when the 270,833 shares were accounted for as a variable stock award. The $5.9 million of deferred employee compensation will be amortized to compensation expense on a straight-line basis over the vesting period of the restricted stock.

The Company issued 480,000 shares of treasury stock to fulfill the restricted stock grants, as opposed to issuing new shares. The difference between the carrying value of the shares of treasury stock issued of approximately $14.9 million (weighted-average price per share of $31.11) and the amount of deferred and accrued employee compensation recorded of approximately $6.5 million (weighted-average price of $13.65 per share), or approximately $8.4 million, was recorded as a reduction to accumulated earnings (a component of stockholders’ equity).

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The firm of Arthur Andersen LLP served as the Company’s independent public accountants for 2001 and 2000, and in January 2002 was selected by the Board to serve in such capacity for 2002. Because of the subsequent criminal indictment and other legal and professional problems of Arthur Andersen LLP, upon the recommendation of the Audit Committee of the Board, on May 23, 2002, the Board rescinded such selection and on June 17, 2002, selected KPMG LLP to audit the financial statements of the Company and its subsidiaries for 2002. A change in independent auditors from Arthur Andersen LLP to KPMG LLP was reported in a Current Report on Form 8-K dated June 19, 2002.

The report of Arthur Andersen LLP on the financial statements of the Company for 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the period from January 1, 2001, through May 23, 2002, there were no disagreements by the Company with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

During the Company’s fiscal years 2001 and 2000 and through June 17, 2002, the Company did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

See the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding the Company’s executive officers will be omitted from such proxy statement and is furnished in a separate item captioned “Executive Officers of the Registrant” included in Part I of this Form 10-K.

Item 11.    Executive Compensation

See the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

See the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, from which information in response to Items 12(a) – (c) is incorporated herein by reference. See Footnote 11 to the Company’s Consolidated Financial Statements, from which information in response to Item 12(d) is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

See the Proxy Statement for the Company’s Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.    Controls and Procedures

Within the 90-day period prior to filing this report, the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Company completed its evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements, Financial Statement Schedules, and Exhibits:

(1)    Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 50.

(2)    Financial Statement Schedules:

None. Any information required in the Financial Statement Schedules is provided in sufficient detail in the Consolidated Financial Statements and notes thereto.

(3)    Exhibits

Exhibits are listed in the Exhibit Index on page 96.

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

CSG SYSTEMS INTERNATIONAL, INC.

By:	/s/ NEAL C. HANSEN
Neal C. Hansen Chief Executive Officer (Principal Executive Officer)

Date:	March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ NEAL C. HANSEN Neal C. Hansen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ JOHN P. POGGE John P. Pogge	President, Chief Operating Officer and Director	March 28, 2003

/s/ PETER E. KALAN Peter E. Kalan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ RANDY R. WIESE Randy R. Wiese	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2003

/s/ GEORGE F. HADDIX George F. Haddix	Director	March 28, 2003

/s/ JANICE I. OBUCHOWSKI Janice I. Obuchowski	Director	March 28, 2003

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Director	March 28, 2003

/s/ DONALD V. SMITH Donald V. Smith	Director	March 28, 2003

/s/ FRANK V. SICA Frank V. Sica	Director	March 28, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Neal C. Hansen, certify that:

1.	I have reviewed this annual report on Form 10-K of CSG Systems International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ NEAL C. HANSEN Neal C. Hansen Chairman and Chief Executive Officer

CERTIFICATIONS PURSUANT TO

SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Peter E. Kalan, certify that:

1.	I have reviewed this annual report on Form 10-K of CSG Systems International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ PETER E. KALAN Peter E. Kalan Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.19(3)*	Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation dated August 10, 1997

2.19A(5)*	Second Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated January 9, 1998

2.19B(6)*	First Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated June 29, 1998

2.19C(7)	Sixth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated July 22, 1998

2.19D(7)*	Seventh Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 8, 1998

2.19E(7)	Eighth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 25, 1998

2.19F(7)*	Eleventh Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 30, 1998

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

2.19M(15)*	Forty-Ninth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation dated October 10, 2000

Exhibit Number	Description

2.19N(16)*

Forty-Sixth, Forty-Eighth, Fiftieth and Fifty-Second Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation

2.19O(19)*	Fifty-Third, Fifty-Fourth and Fifty-Fifth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation

2.19P*	Fifty-Sixth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation

2.20(3)	Asset Purchase Agreement between CSG Systems International, Inc. and TCI SUMMITrak of Texas, Inc., TCI SUMMITrak, L.L.C., and TCI Technology Ventures, Inc., dated August 10, 1997

2.21(3)	Contingent Warrant to Purchase Common Stock between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.22(3)	Royalty Warrant to Purchase Common Stock between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.23(3)	Registration Rights Agreement between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.24(3)	Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated September 18, 1997

2.25(4)	First Amendment to Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 21, 1997

2.26(8)	Second Amendment to Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 16, 1998

2.27(13)	Third Amendment to Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Paribas, as Agent, dated January 24, 2000

2.28(21)	Asset Purchase Agreement by and between Lucent Technologies Inc., as Seller, and CSG Systems International, Inc., as Buyer, dated as of December 31, 2001

2.29(21)

Intellectual Property Agreement by and among Lucent Technologies Inc., Lucent Technologies GRL Corporation, Lucent Technologies Ireland Holding Limited and CSG Systems International, Inc., CSG Software Inc., CSG Technology Limited, effective as of February 28, 2002

2.30(21)	Software and Services Master Supply Agreement (North America) by and among Lucent Technologies Inc. and CSG Systems International, Inc. and CSG Software, Inc. dated as of February 28, 2002

2.31(21)	Software and Services Master Supply Agreement (International) by and among Lucent Technologies Inc. and CSG System International, Inc. and CSG Software, Inc., dated as of February 28, 2002

Exhibit Number	Description

2.32(21)

Amended and Restated Credit Agreement among CSG Systems International, Inc., as Holdings, CSG Systems Inc., as Borrower, the Lenders from Time to Time Parties Hereto, BNP Paribas, as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and Credit Lyonnais New York Branch, the Bank of Nova Scotia and Wells Fargo Bank, National Association, as Co-Documentation Agents, dated as of February 28, 2002

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(2)	Restated Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

10.01(1)	CSG Systems International, Inc. 1995 Incentive Stock Plan

10.02(23)	CSG Employee Stock Purchase Plan

10.03(17)	CSG Systems International, Inc. 1996 Stock Incentive Plan

10.14(8)	Employment Agreement with Neal C. Hansen, dated November 17, 1998

10.14A(15)	First Amendment to Employment Agreement with Neal C. Hansen, dated June 30, 2000

10.14B(23)	Second Amendment to Employment Agreement with Neal C. Hansen, dated April 29, 2002

10.14C(24)	Third Amendment to Employment Agreement with Neal C. Hansen, dated August 30, 2002

10.14D	Fourth Amendment to Employment Agreement with Neal C. Hansen, dated November 15, 2002

10.15(20)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.39(12)	CSG Systems, Inc. Wealth Accumulation Plan, as amended November 16, 1999

10.40(14)*	Second Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc., dated April 1, 2000

10.44(18)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.45(8)	Employment Agreement with John P. Pogge, dated November 17, 1998

10.46(8)	Employment Agreement with Edward Nafus, dated November 17, 1998

10.47(15)	Employment Agreement with J. Richard Abramson, dated August 17, 2000

10.48(17)	Employment Agreement with Peter Kalan, dated January 18, 2001

10.49(19)	Employment Agreement with William E. Fisher, dated September 18, 2001

10.50(23)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51(24)	Stock Option Cancellation Agreement with Neal C. Hansen, dated August 30, 2002

10.52(24)	Stock Option Cancellation Agreement with Peter E. Kalan, dated August 30, 2002

10.53(24)	Stock Option Cancellation Agreement with Edward C. Nafus, dated August 30, 2002

10.54(24)	Stock Option Cancellation Agreement with William E. Fisher, dated August 30, 2002

10.55(24)	Stock Option Cancellation Agreement with John P. Pogge, dated August 30, 2002

10.56(24)	Restricted Stock Award Agreement with Neal C. Hansen, dated August 30, 2002

10.57(24)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 22, 2002

10.58(24)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 30, 2002

Exhibit Number	Description

10.59(24)	Restricted Stock Award Agreement with Edward C. Nafus, dated August 30, 2002

10.60(24)	Restricted Stock Award Agreement with William E. Fisher, dated August 30, 2002

10.61(24)	Restricted Stock Award Agreement with John P. Pogge, dated August 30, 2002

16.1(22)	Letter from Arthur Andersen LLP dated June 11, 2002

21.01	Subsidiaries of the Company

23.01	Consent of KPMG LLP

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors

99.03	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.04	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K dated October 6, 1997.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended for the year ended December 31, 1997.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended for the year ended December 31, 1998.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated as of March 14, 2002.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated as of June 17, 2002.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.