Form 10-Q
period 2003-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2003-05-15
CIK 1005757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Shares of common stock outstanding at May 12, 2003:52,281,305.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2003

CSG SYSTEMS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,332	$94,424
Short-term investments	1,019	1,013

Total cash, cash equivalents and short-term investments	114,351	95,437
Trade accounts receivable-
Billed, net of allowance of $12,609 and $12,079	169,964	160,417
Unbilled and other	25,555	28,856
Purchased Kenan Business accounts receivable	—	603
Deferred income taxes	9,334	8,355
Other current assets	10,647	10,568

Total current assets	329,851	304,236
Property and equipment, net of depreciation of $77,601 and $74,023	44,054	46,442
Software, net of amortization of $51,984 and $48,582	47,266	50,478
Goodwill	214,799	220,065
Client contracts, net of amortization of $45,549 and $42,954	61,707	63,805
Deferred income taxes	36,217	37,163
Other assets	8,632	9,128

Total assets	$742,526	$731,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$20,393	$16,370
Client deposits	16,836	16,350
Trade accounts payable	22,384	24,810
Accrued employee compensation	14,637	26,707
Deferred revenue	59,892	45,411
Accrued income taxes	32,049	30,469
Other current liabilities	26,531	24,337

Total current liabilities	192,722	184,454

Non-current liabilities:
Long-term debt, net of current maturities	248,532	253,630
Deferred revenue	2,044	2,090
Other non-current liabilities	8,702	9,038

Total non-current liabilities	259,278	264,758

Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized;
52,262,017 shares and 51,726,528 shares outstanding	578	577
Additional paid-in capital	255,926	255,452
Deferred employee compensation	(9,276)	(3,904)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	1	(6)
Cumulative translation adjustments	(984)	1,060
Treasury stock, at cost, 5,499,796 shares and 5,979,796 shares	(171,111)	(186,045)
Accumulated earnings	215,392	214,971

Total stockholders' equity	290,526	282,105

Total liabilities and stockholders' equity	$742,526	$731,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended

	March 31, 2003	March 31, 2002

	(unaudited)
Revenues:
Processing and related services	$91,176	$90,934
Software	10,164	22,500
Maintenance	22,403	12,219
Professional services	18,189	4,722

Total revenues	141,932	130,375

Cost of Revenues:
Cost of processing and related services	34,115	35,060
Cost of software and maintenance	18,309	5,308
Cost of professional services	18,552	11,049

Total cost of revenues	70,976	51,417

Gross margin (exclusive of depreciation)	70,956	78,958

Operating expenses:
Research and development	15,495	17,086
Selling, general and administrative	29,732	21,193
Depreciation	4,599	4,188
Restructuring charges	3,159	—
Kenan Business acquisition-related expenses	—	23,792

Total operating expenses	52,985	66,259

Operating income	17,971	12,699

Other income (expense):
Interest expense	(3,874)	(1,911)
Interest and investment income, net	288	842
Other	386	87

Total other	(3,200)	(982)

Income before income taxes	14,771	11,717
Income tax provision	(5,968)	(9,254)

Net income	$8,803	$2,463

Basic net income per common share:
Net income available to common stockholders	$0.17	$0.05

Weighted average common shares	51,306	52,679

Diluted net income per common share:
Net income available to common stockholders	$0.17	$0.05

Weighted average common shares	51,494	53,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended

	March 31, 2003	March 31, 2002

	(unaudited)
Cash flows from operating activities:
Net income	$8,803	$2,463
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	4,599	4,188
Amortization	6,591	3,179
Charge for in-process purchased research and development	—	19,300
Restructuring charge for abandonment of facilities	683	—
Gain on short-term investments	—	(49)
Deferred income taxes	(45)	(2,304)
Tax benefit of stock options exercised	2	—
Stock-based employee compensation	1,180	—
Impairment of intangible assets	—	1,906
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(6,125)	(18,423)
Other current and noncurrent assets	(97)	410
Accounts payable, accrued liabilities, and deferred revenues	6,631	15,483

Net cash provided by operating activities	22,222	26,153

Cash flows from investing activities:
Purchases of property and equipment	(2,262)	(3,071)
Purchases of short-term investments	(6)	—
Proceeds from sale of short-term investments	—	53,381
Acquisition of businesses and assets, net of cash acquired	(835)	(266,681)
Acquisition of and investments in client contracts	(290)	(1,612)

Net cash used in investing activities	(3,393)	(217,983)

Cash flows from financing activities:
Proceeds from issuance of common stock	473	1,321
Repurchase of common stock	—	(1,633)
Proceeds from long-term debt	—	300,000
Payments on long-term debt	(1,075)	(61,500)
Payments of deferred financing costs	(87)	(8,365)

Net cash provided by (used in) financing activities	(689)	229,823

Effect of exchange rate fluctuations on cash	768	77

Net increase in cash and cash equivalents	18,908	38,070
Cash and cash equivalents, beginning of period	94,424	30,165

Cash and cash equivalents, end of period	$113,332	$68,235

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$3,100	$1,439
Income taxes	$3,633	$2,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

The accompanying unaudited condensed consolidated financial statements at March 31, 2003 and December 31, 2002, and for the three months ended March 31, 2003 and 2002, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC (the “Company’s 2002 10-K”).  The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the expected results for the entire year ending December 31, 2003.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage.  The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period.  The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues.  The Company has concluded that net treatment of these revenues is appropriate as the Company: (i) generally has little or no credit risk with regard to postage, as the Company requires postage deposits from its clients based on contractual arrangements prior to the mailing of customer statements; (ii) has no discretion over the supplier of postal delivery services; and (iii) is not the primary obligor in the postal delivery service. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the three months ended March 31, 2003 and 2002 was $37.9 million and $32.7 million, respectively.

Stock-Based Compensation.  The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and SFAS No. 148, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  At March 31, 2003, the Company had five stock-based compensation plans.  For the three months ended March 31, 2003, and 2002, the Company recorded compensation expense of $1.2 million, and zero, respectively, under the intrinsic value method.

Had compensation expense for the Company’s five stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the Company’s net income and net income per share available to common stockholders for the three months ended March 31, 2003 and 2002, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$8,803	$2,463
Deduct stock-based employee compensation expense determined under the fair value based method, net of related tax effects:
Compensation expense for stock options	(3,448)	(4,188)
Compensation expense for the employee stock purchase plan	(42)	(46)

Pro forma net income (loss)	$5,313	$(1,771)

Earnings (loss) per share:
Basic – as reported	$0.17	$0.05
Basic – pro forma	0.10	(0.03)
Diluted – as reported	0.17	0.05
Diluted – pro forma	0.10	(0.03)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the three months ended March 31, 2003 and 2002, respectively: risk-free interest rates of 2.7% and 3.7%; dividend yield of zero percent in both periods; expected lives of 5.2 years and 6.0 years; and volatility of 60.0% in both periods.

3.     STOCKHOLDERS’ EQUITY

Restricted Stock.  In January 2003, the Company granted 480,000 shares of restricted stock to a key member of management, with 270,833 shares related to the stock options cancelled in August 2002 (see Note 11 to the Company’s Consolidated Financial Statements in the 2002 Form 10-K for additional details).   The remaining 209,167 shares were granted at no cost to the employee.  The 270,833 shares vest in equal installments on January 2, 2005, 2006, and 2007.  The 209,167 shares vest 25% annually over the four years from the date of the grant. The entire 480,000 shares become fully vested upon a change in control of the Company, and have other acceleration of vesting provisions related to the death, retirement or termination of the employee. The restricted stock grants were issued under the 1996 Plan.

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

Stock Option Grants.  During the three months ended March 31, 2003, the Company granted 415,000, 25,250 and 24,000 options under the 1996 Plan, the 2001 Plan and Director Plan, respectively, at prices that range from $9.11 to $15.11 per share.  The 1996 Plan and 2001 Plan options vest over four years and the Director Plan options vest over three years.  The 1996 Plan options were granted to key members of management.

4.     NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share is consistent with the calculation of basic net income per common share while giving effect to dilutive potential common shares outstanding during the period.  Basic and diluted earnings per share (“EPS”) are presented on the face of the Company’s Condensed Consolidated Statements of Income.  No reconciliation of the EPS numerators is necessary for the three months ended March 31, 2003 and 2002 as net income is used as the numerator for each period.  The reconciliation of the EPS denominators is as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Basic common shares outstanding	51,306	52,679
Dilutive effect of common stock options	188	771

Diluted common shares outstanding	51,494	53,450

Common stock options of 6,675,531 shares and 4,247,087 shares for the three months ended March 31, 2003 and 2002, respectively, have been excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods and the effect of their inclusion would be anti-dilutive. The dilutive effect of the unvested restricted stock grants is included with the dilutive effect of common stock options in the above table.

5.     COMPREHENSIVE INCOME

The Company’s components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net income	$8,803	$2,463
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	(2,044)	118
Reclassification adjustment for gain included in net income	—	(49)
Unrealized gain (loss) on short-term investments	7	(53)

Comprehensive income	$6,766	$2,479

6.     ACQUISITION OF BUSINESS

On February 28, 2002, the Company closed on its agreement to acquire the Kenan Business.  During 2002 and through February 28, 2003, the Company worked to gather the information it needed to identify and measure the fair value of the assets acquired and the liabilities assumed, including valuations of the acquired intangible assets and an assessment of the fair value of the purchased Kenan Business accounts receivable.  During the second quarter of 2002, the valuation reports were finalized and the assessment of the fair value of the Kenan Business accounts receivable was completed.  As of December 31, 2002, the Company believed it had obtained the necessary information to substantially complete its purchase accounting for the Kenan Business acquisition.  As of February 28, 2003, the Company considered the purchase accounting for the Kenan Business to be complete.

The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed at the closing of the acquisition on February 28, 2002 (in thousands).

Current assets	$63,000
Fixed assets	9,000
In-process purchased research and development	19,300
Acquired client contracts	6,000
Acquired software	46,600

Goodwill	193,000

Total assets acquired	336,900
Current liabilities	(72,900)
Non-current liabilities	(8,000)

Total liabilities assumed	(80,900)

Net assets acquired	$256,000

Included in the Kenan Business assumed liabilities was a liability related to costs (on a present value basis) of abandoning certain assumed facility leases.  The $9.1 million balance of the facility abandonment liability as of December 31, 2002, with the finalization of the Kenan Business purchase accounting, has been included in the abandonment of facilities component of the Company’s business restructuring reserves (see Note 11).

7.     SEGMENT INFORMATION

The Company serves its clients through its two operating segments:  the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).  The Company’s operating segment information and corporate overhead costs are presented below (in thousands).

	Three Months Ended March 31, 2003

	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$90,449	$727	$—	$91,176
Software revenues	1,669	8,495	—	10,164
Maintenance revenues	5,029	17,374	—	22,403
Professional services revenues	370	17,819	—	18,189

Total revenues	97,517	44,415	—	141,932
Segment operating expenses (1)	51,598	51,391	17,813	120,802

Contribution margin (loss) (1)	$45,919	$(6,976)	$(17,813)	$21,130

Contribution margin (loss) percentage	47.1%	(15.7)%	N/A	14.9%

	Three Months Ended March 31, 2002

	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$90,812	$122	$—	$90,934
Software revenues	7,078	15,422	—	22,500
Maintenance revenues	4,762	7,457	—	12,219
Professional services revenues	1,097	3,625	—	4,722

Total revenues	103,749	26,626	—	130,375
Segment operating expenses (1)	50,019	33,942	9,923	93,884

Contribution margin (loss) (1)	$53,730	$(7,316)	$(9,923)	$36,491

Contribution margin (loss) percentage	51.8%	(27.5)%	N/A	28.0%

(1)

Segment operating expenses and contribution margin (loss) exclude:  (i) the restructuring charges of $3.2 million for the three months ended March 31, 2003; and (ii) the Kenan Business acquisition-related expenses of $23.8 million for the three months ended March 31, 2002.

Reconciling information between reportable segments contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Segment contribution margin	$21,130	$36,491
Restructuring charges	(3,159)	—
Kenan Business acquisition-related expenses	—	(23,792)

Operating income	17,971	12,699
Interest expense	(3,874)	(1,911)
Interest income and other	674	929

Income before income taxes	$14,771	$11,717

8.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in accounting for acquired goodwill and other intangible assets.  Under the provisions of SFAS 142, the Company ceased amortizing goodwill as of December 31, 2001, and never amortized goodwill that was acquired in business combinations for which the acquisition date was after June 30, 2001.  Instead, goodwill and other intangible assets with indefinite lives are reviewed annually for impairment.  Separate intangible assets that do not have indefinite lives continue to be amortized over their estimated useful lives.

Intangible assets subject to amortization as of March 31, 2003 and December 31, 2002 were as follows (in thousands):

	March 31, 2003			December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Client contracts	$107,256	$(45,549)	$61,707	$106,759	$(42,954)	$63,805
Software	99,250	(51,984)	47,266	99,060	(48,582)	50,478

Total	$206,506	$(97,533)	$108,973	$205,819	$(91,536)	$114,283

The aggregate amortization related to intangible assets for the three months ended March 31, 2003 and 2002, was $6.1 million and $3.0 million, respectively.  Based on the March 31, 2003 net carrying value of these intangible assets, the estimated aggregate amortization for each of the five succeeding fiscal years ending December 31 are: 2003 – $21.0 million; 2004 – $20.0 million; 2005 –  $18.7 million; 2006 – $15.8 million; and 2007 – $7.9 million.  The Company does not have any intangible assets with indefinite lives other than goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands):

	Broadband Division	GSS Division	Consolidated

Balance as of December 31, 2002	$623	$219,442	$220,065
Adjustment to Kenan Business acquired assets and assumed liabilities	—	(2,493)	(2,493)
Impairment losses	—	—	—
Effects of changes in foreign currency exchange rates and other	—	(2,773)	(2,773)

Balance as of March 31, 2003	$623	$214,176	$214,799

The Company performed its annual goodwill impairment test as of September 30, 2002, and concluded that no impairment of goodwill had occurred as of that date.  In addition to the requirement to perform an annual goodwill impairment test, goodwill and other long-lived intangible assets are required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that would indicate that a possible impairment of these assets may have occurred.  The Company has concluded that no events or changes in circumstances had occurred during the first quarter of 2003 to warrant an impairment assessment.  If the current economic conditions within the global telecommunications industry worsen and/or take longer to recover than anticipated, it is reasonably possible that a review for impairment of the goodwill (and/or other related long-lived intangible assets) in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

9.     RECENT ACCOUNTING PRONOUNCEMENT

EITF Issue No. 00-21.  In October 2002, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) published its consensus decision on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  EITF 00-21 provides guidance as to what constitutes “separate units of accounting” in multiple element revenue contracts.  EITF 00-21 only addresses the determination of the separate units of accounting, not the specific revenue accounting for each of the units once they are identified. The guidelines of EITF 00-21 are effective for revenue transactions entered into after June 30, 2003.  The Company believes that EITF 00-21 does not apply to the Company’s software and services transactions that follow the guidelines of SOP 97-2, SOP 98-9 and EITF 00-03.  The Company is currently analyzing the impact, if any, of adopting EITF 00-21.

10.     COMMITMENTS, GUARANTEES AND CONTINGENCIES

Product Warranties. The Company generally warrants that its products and services will conform to published specifications, or to specifications provided in an individual client arrangement, as applicable.  The typical warranty period is 90 days from delivery of the product or service.  The typical remedy for breach of warranty is to correct or replace any defective deliverable, and if not possible or practical, the Company will accept the return of the defective deliverable and refund the amount paid to the Company under the client arrangement that is allocable to the defective deliverable.  Historically, the Company has incurred minimal warranty costs, and as a result, does not maintain a warranty reserve.

Product Indemnifications. The Company’s software arrangements generally include a product indemnification provision that will indemnify and defend a client in actions brought against the client that claim the Company’s products infringe upon a copyright, trade secret, or valid patent.  Historically, the Company has not incurred any significant costs related to product indemnification claims, and as a result, does not maintain a reserve for such exposure.

Contingent Consideration. Contingent consideration represents an arrangement to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved.  As of March 31, 2003, the Davinci purchase agreement was the Company’s only arrangement which included contingent consideration.  Since the events which would trigger the additional purchase price payments had not occurred as of March 31, 2003, no amounts of the contingent consideration were accrued as of that date.

Claims for Company Non-performance.  The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach.  From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company.  As of March 31, 2003, the Company believes it had adequate reserves to cover any reasonably anticipated exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients.

Legal Proceedings.  The Company is currently involved in various legal proceedings with its largest client, Comcast (formerly AT&T), consisting principally of arbitration proceedings regarding the Master Subscriber Agreement.  Comcast has also filed other complaints against the Company for matters related to the Master Subscriber Agreement.

In its demand for arbitration, Comcast cited the following claims: First, Comcast claimed that the Company has “interfered” with Comcast’s “right” to provide aggregated billing services to its customers.  In particular, Comcast contended that the Company has not cooperated with Comcast in utilizing another vendor to provide aggregated billing services and that the Company has improperly asserted its exclusivity rights under the Master Subscriber Agreement.  Second, Comcast claimed that the Company has breached the Most Favored Nations clause of the Master Subscriber Agreement.  And finally, Comcast claimed that the Company has violated its obligation to provide Comcast with its customer data in a deconversion format.

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

In its response to the arbitration demands, the Company denied Comcast’s allegations that the Company had breached the Master Subscriber Agreement. The Company also filed a number of counter claims alleging that Comcast had breached its obligations to the Company and is seeking unspecified damages. Both parties have agreed upon a single arbitrator to hear the dispute, and the arbitration proceedings began the week of May 5, 2003.  The hearing portion of the proceedings is expected to take several weeks to complete.

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

As of March 31, 2003, the Company has not reflected an accrual in the accompanying Condensed Consolidated Balance Sheet for the potential exposure for any loss related to the Comcast legal proceedings discussed above, primarily from the arbitration proceedings, because the Company has concluded that it is not probable that such a loss has occurred, and the amount of any potential loss could not reasonably be estimated at this time, even within a range.  In addition, the Company has various long-lived intangible assets (client contracts) related to the Master Subscriber Agreement which have a net carrying value as of March 31, 2003 of approximately $59.4 million.  Because of the uncertainty regarding the outcome of these matters, the Company does not believe there has been any impairment to the carrying value of these intangible assets as of the date of this filing.  However, should Comcast be successful in: (i) terminating the Master Subscriber Agreement in whole or in part; (ii) significantly modifying the terms of the Master Subscriber Agreement; or (iii) significantly reducing the revenues expected to be generated under the Master Subscriber Agreement, it is reasonably possible that an impairment of these intangible assets could result, and the amount of the impairment could be substantial.

From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  In the opinion of the Company’s management, the Company is not presently a party to any other material pending or threatened legal proceedings.

11.     RESTRUCTURING CHARGES

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

During the first quarter of 2003, the Company incurred additional restructuring charges of approximately $3.2 million related to: (i) the involuntary termination of 66 employees, primarily from the GSS Division; and (ii) an adjustment to the Company’s existing facilities abandonment reserves.  The first quarter of 2003 restructuring charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which the Company adopted effective January 1, 2003, and have been reflected as a separate line item on the accompanying Condensed Consolidated Statements of Income.  The components of the restructuring charges are as follows (in thousands):

Involuntary employee terminations	$2,472
Facilities abandonment	683
All other	4

Total restructuring charges	$3,159

The involuntary employee terminations component of the restructuring charges relates primarily to severance payments and job placement assistance.  All of the involuntary employee terminations were completed during the first quarter of 2003.

The facilities abandonment component of the restructuring charges relates to office facilities that are under long-term lease agreements that the Company has abandoned.  The facilities abandonment charge is equal to the present value of the future costs associated with those abandoned facilities, net of the proceeds from any future sublease agreements.  The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any future sublease agreements.  The $0.7 million charge relates to revisions in the underlying estimates used in establishing the original restructuring charges.  The Company will continue to evaluate its estimates in recording the facilities abandonment charge.  As a result, there may be additional charges or reversals in the future.

The activity in the business restructuring reserves during the first quarter of 2003, to include the December 31, 2002 balance of the liability the Company assumed in the Kenan Business acquisition related to the abandonment of certain assumed facility leases of $9.1 million (see Note 6), is as follows (in thousands).  Of the $14.9 million business restructuring reserve as of March 31, 2003, $6.5 million was included in current liabilities and $8.4 million was included in non-current liabilities.

	Termination Benefits	Abandonment of Facilities	Other	Total

December 31, 2002, balance	$240	$15,573	$—	$15,813
Charged to expense during period	2,472	683	4	3,159
Cash payments	(2,414)	—	(4)	(2,418)
Amortization of liability for abandonment of facilities	—	(1,648)	—	(1,648)
Other	—	(29)	—	(29)

March 31, 2003, balance	$298	$14,579	$—	$14,877

CSG SYSTEMS INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

	Three months ended March 31,

	2003		2002

	Amount	% of Revenue	Amount	% of Revenue

Revenues:
Processing and related services	$91,176	64.2%	$90,934	69.7%
Software	10,164	7.2	22,500	17.3
Maintenance	22,403	15.8	12,219	9.4
Professional services	18,189	12.8	4,722	3.6

Total revenues	141,932	100.0	130,375	100.0

Cost of Revenues:
Cost of processing and related services	34,115	24.0	35,060	26.9
Cost of software and maintenance	18,309	12.9	5,308	4.0
Cost of professional services	18,552	13.1	11,049	8.5

Total cost of revenues	70,976	50.0	51,417	39.4

Gross margin (exclusive of depreciation)	70,956	50.0	78,958	60.6
Operating expenses:
Research and development	15,495	10.9	17,086	13.1
Selling, general and administrative	29,732	21.0	21,193	16.3
Depreciation	4,599	3.2	4,188	3.2
Restructuring charges	3,159	2.2	—	—
Kenan Business acquistion-related charges	—	—	23,792	18.2

Total operating expenses	52,985	37.3	66,259	50.8

Operating income	17,971	12.7	12,699	9.8

Other income (expense):
Interest expense	(3,874)	(2.7)	(1,911)	(1.5)
Interest and investment income, net	288	0.2	842	0.6
Other	386	0.2	87	0.1

Total other	(3,200)	(2.3)	(982)	(0.8)

Income before income taxes	14,771	10.4	11,717	9.0
Income tax provision	(5,968)	(4.2)	(9,254)	(7.1)

Net income	$8,803	6.2%	$2,463	1.9%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Company Overview

CSG Systems International, Inc. (the “Company”) serves more 265 telecommunications service providers in more than 40 countries.  The Company is a leader in next-generation billing and customer care solutions for the cable television, satellite, advanced IP services, next-generation mobile, and fixed wireline markets.  The Company’s combination of proven and future-ready solutions, delivered in both outsourced and licensed formats, enables its clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. The Company is a S&P MidCap 400 company.   The Company serves its clients through its two operating segments:  the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements (the “Financial Statements”) and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Company’s 2002 10-K”).

Forward-Looking Statements

This report contains a number of forward-looking statements relative to future plans of the Company and its expectations concerning the customer care and billing industry, as well as the converging telecommunications industry it serves, and similar matters.  Such forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements.  Some of the risks that are foreseen by management are contained in Exhibit 99.01 “Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors” of this report.  Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to read this exhibit closely in conjunction with the MD&A.

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

Significance of the Master Subscriber Agreement.  The Company generates a significant percentage of its total revenues under the Master Subscriber Agreement. During the three months ended March 31, 2003, and 2002, revenues generated under the Master Subscriber Agreement represented approximately 27% and 31% of total revenues.  The Company expects that the percentage of its total revenues for the remainder of 2003 generated under the Master Subscriber Agreement will represent a percentage comparable to that of the first three months of 2003.  There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client.  One such risk is that, should Comcast’s business generally decline, it would have a material impact on the Company’s financial condition and results of operations.

Legal Proceedings. The Company has been involved in various legal proceedings with AT&T and Comcast (both before and after Comcast’s November 18, 2002 merger with AT&T) related to the Master Subscriber Agreement, which are summarized below.  In this discussion, the Company refers to the claimant in the various legal proceedings as “Comcast” even though some of the events described below occurred prior to Comcast’s merger with AT&T.

•

On March 13, 2002, Comcast notified the Company that Comcast was “considering” initiating arbitration proceedings relating to the Master Subscriber Agreement. Comcast stated that any action to terminate the Master Subscriber Agreement would be based upon the following claims.  First, Comcast claimed that the Company has failed to provide bundled or aggregated billing services, including the Company’s breach of its obligation to provide telephony billing when required to do so under the Master Subscriber Agreement.  Second, the letter stated that the Company has not cooperated with Comcast in utilizing another vendor to provide aggregated billing services, as well as the Company’s improper assertion of its exclusivity rights. Third, the letter claimed that the Company has breached the Most Favored Nations clause of the Master Subscriber Agreement.  Comcast further stated that should a negotiated resolution not be achieved, Comcast could elect to seek a declaration that it is entitled to terminate the Master Subscriber Agreement on the fifth anniversary of the contract, which was August 10, 2002.

•

On March 18, 2002, Comcast filed for injunctive relief in the Arapahoe County District Court in Colorado to obtain certain data files from the Company.  On April 15, 2002, the Court dismissed Comcast’s claim, ruling that if Comcast sought to pursue the matter, it must do so in arbitration pursuant to the dispute resolution clause of the Master Subscriber Agreement.

•

On May 10, 2002, Comcast filed a demand with the American Arbitration Association (“AAA”) to arbitrate its claims against the Company.  In its demand for arbitration, Comcast cited matters consistent with those of the March 13, 2002 allegations against the Company, and the March 18, 2002 injunctive relief action, as discussed immediately above.  The claims are as follows:  First, Comcast claimed that the Company has “interfered” with Comcast ’s  “right” to provide aggregated billing services to its customers.  In particular, Comcast contended that the Company has not cooperated with Comcast in utilizing another vendor to provide aggregated billing services and that the Company has improperly asserted its exclusivity rights under the Master Subscriber Agreement.  Second, Comcast claimed that the Company has breached the Most Favored Nations clause of the Master Subscriber Agreement.  And finally, Comcast claimed that the Company has violated its obligation to provide Comcast with its customer data in a deconversion format.

•

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

•

On May 31, 2002, the Company responded to Comcast’s arbitration demand.  In its response, the Company denied Comcast’s allegations that the Company had breached the Master Subscriber Agreement. The Company also filed a number of counter claims alleging that Comcast had breached its obligations to the Company and is seeking unspecified damages.  Included among the Company’s counterclaims against Comcast is a request for a declaratory judgement that following the AT&T and Comcast merger (which occurred on November 18, 2002), the approximately 8 million Comcast customers would be subject to the Master Subscriber Agreement and thereby must, subject to certain conditions, be processed on the Company’s system.  See the discussion below for the status of the arbitration proceedings.

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

•

On November 15, 2002, Comcast, and its wholly-owned subsidiaries, Comcast Holdings Corporation (“Comcast Holdings”) and Comcast Cable Communications, Inc. (“Comcast Cable”), filed a complaint in the US District Court for the Eastern District of Pennsylvania.  The complaint was filed in connection with a complex series of corporate transactions undertaken in connection with the merger between Comcast and AT&T.  The complaint seeks a declaration that Comcast, Comcast Holdings and Comcast Cable (subsidiaries under the parent company Comcast) are not bound by the existing Master Subscriber Agreement, either as a result of Comcast’s pre-existing subsidiaries not being bound by the Master Subscriber Agreement, or alternatively, Comcast’s customers serviced by those subsidiaries not being bound by the Master Subscriber Agreement prior to July 1, 2007 due to preexisting contractual obligations with other billing vendors. Further, the complaint alleges that Comcast has the right to terminate the Master Subscriber Agreement by transferring all customers the Company services under the Master Subscriber Agreement to a different contract between the Company and Comcast Cable.  Finally, Comcast sought to have all of these issues decided by the US District Court, not in the pending arbitration initiated by Comcast against the Company.

•

On December 16, 2002, the Company filed a motion in the US District Court for the Eastern District of Pennsylvania requesting the Court to dismiss the complaint filed by Comcast on November 15, 2002, or alternatively, stay any action on the complaint until the arbitration proceedings between the two parties regarding the Master Subscriber Agreement are completed. In addition, in its motion, the Company argues that the complaints detailed in Comcast’s lawsuit should be added as part of the Master Subscriber Agreement arbitration proceedings.

•

On February 10, 2003, the US District Court for the Eastern District of Pennsylvania issued an order to stay the November 15, 2002 complaint filed by Comcast.  The order requires the Company and Comcast to submit to the Court a status report periodically on the arbitration proceedings between the two parties.

Current Status of the Legal Proceedings.  The Company believes that effective with the closing of the Comcast and AT&T merger, Comcast has effectively assumed all of the rights and obligations under the Master Subscriber Agreement, and is the party responsible for the Master Subscriber Agreement.  Unless specifically identified differently, references to Comcast hereafter in this document include AT&T and its predecessor companies referenced above.  The Company and Comcast have agreed upon a single arbitrator to hear the dispute, and the arbitration proceedings began the week of May 5, 2003.  The hearing portion of the proceedings is expected to take several weeks to complete.

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

As of March 31, 2003, the Company has not reflected an accrual on its consolidated balance sheet for the potential exposure for any loss related to the Comcast legal proceedings discussed above, primarily from the arbitration proceedings, because the Company has concluded that it is not probable that such a loss has occurred, and the amount of any potential loss could not reasonably be estimated at this time, even within a range.  In addition, the Company has various long-lived intangible assets (client contracts) related to the Master Subscriber Agreement which have a net carrying value as of March 31, 2003 of approximately $59.4 million.  Because of the uncertainty regarding the outcome of these matters, the Company does not believe there has been any impairment to the carrying value of these intangible assets as of the date of this filing.  However, should Comcast be successful in: (i) terminating the Master Subscriber Agreement in whole or in part; (ii) significantly modifying the terms of the Master Subscriber Agreement; or (iii) significantly reducing the revenues expected to be generated under the Master Subscriber Agreement, it is reasonably possible that an impairment of these intangible assets could result, and the amount of the impairment could be substantial.

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

Current Economic State of the Global Telecommunications Industry

The economic state of the global telecommunications industry (e.g., cable television, DBS, wireline and wireless telephony, Internet and high speed data, etc.) continues to be depressed, with many of the companies operating within this industry publicly reporting decreased revenues and earnings, as well as several companies recently filing for bankruptcy protection.  Public reports indicate any expected turnaround in the economic state of the global telecommunications industry could be slow, and a sustained recovery could take several years.  Many telecommunications companies have announced cost and capital expenditure reduction programs to cope with the depressed economic state of the industry.  Since most of the Company’s current and future clients operate within this industry sector, the economic state of this industry directly impacts the Company’s business, potentially limiting the amount of products and services current or future clients may purchase from the Company, as well as increasing the likelihood of uncollectible amounts from current and future accounts receivable and lengthening the cash collection cycle.  For these reasons, the continued depressed economic state of the global telecommunications industry may materially impact the Company’s future results of operations and limit the Company’s ability to grow its revenues.   Indeed, in response to the lingering poor economic conditions within this industry, during 2003 and 2002, the Company has undertaken several cost reduction initiatives (e.g., involuntary employee terminations) and has reduced its revenue and earnings expectations.  These cost reduction initiatives are discussed in more detail below.

Assessment of Goodwill and Other Intangible Assets

During 2002 and 2001, the Company acquired several businesses which operate within the GSS Division (principally the Kenan Business).  The key drivers of the value of these acquired businesses are the global telecommunications industry customer base and the software assets acquired.  In connection with these acquisitions, the Company has recorded approximately $214 million of goodwill (approximately $195 million relates to the Kenan Business) which has been assigned to the GSS Division.  In addition, as of March 31, 2003, in conjunction with these acquisitions, the Company had other long-lived intangible assets (client contracts and software) attributable to the GSS Division with a net carrying value of approximately $46.6 million (approximately $36.5 million relates to the Kenan Business).

The Company performed its annual goodwill impairment test as of September 30, 2002, and concluded that no impairment of goodwill had occurred as of that date. In addition to the requirement to perform an annual goodwill impairment test, goodwill and other long-lived intangible assets are required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that would indicate that a possible impairment of these assets may have occurred.  The Company has concluded that no events or changes in circumstances had occurred during the first quarter of 2003 to warrant an impairment assessment.  The Company will continually monitor the carrying value of these assets during this economic downturn in this industry sector.  If the current economic conditions worsen and/or take longer to recover than anticipated, it is reasonably possible that a review for impairment of the goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Restructuring Charges

As discussed above, due to the economic decline in the global telecommunications industry, and the uncertainty in the timing and the extent of any economic turnaround within the industry, the Company implemented several cost reduction initiatives beginning in the third quarter of 2002.  These initiatives included: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the Company’s then current workforce); (ii) limited hiring of new employees; (iii) a reduction of the Company’s facilities and infrastructure support costs, including facilities consolidations and abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment.  Substantially all of these involuntary employee terminations were completed during the third quarter of 2002, with the remainder completed during the fourth quarter of 2002. The first quarter of 2003 financial results reflect the full implementation of the cost savings initiatives, which were expected to result in approximately $45 million of annual cost savings, when compared to the Company’s operating results for the second quarter of 2002.

Due to continued reduced demand for the Company’s products and services as a result of the depressed global telecommunications industry, during the first quarter of 2003, the Company reduced its workforce by 66 people (approximately 2% of the Company’s then current workforce).  All of these involuntary employee terminations were completed by the end of the first quarter of 2003 and consisited principally of individuals within the GSS Division. The cost savings resulting from these terminations were not significant in the first quarter of 2003. The Company expects the annual cost savings from these involuntary employee terminations to be approximately $7 million.

The Company believes that the operational impact from the above mentioned cost reduction initiatives will not negatively impact its ability to service its current or future clients, and will not limit its ability to grow its business in the future when the economic conditions within the global telecommunications industry improve.

The components of the restructuring charges for the three months ended March 31, 2003 are as follows (in thousands):

Involuntary employee terminations	$2,472
Facilities abandonment	683
All other	4

Total restructuring charges	$3,159

The involuntary employee terminations component of the restructuring charges relates primarily to severance payments and job placement assistance for those terminated employees.  The facilities abandonment component of the restructuring charges relates to office facilities that are under long-term lease agreements that the Company has abandoned.  The $0.7 million charge relates to revisions in the underlying estimates used in establishing the original restructuring charges.  The Company will continue to evaluate its estimates in recording the facilities abandonment charge.  As a result, there may be additional charges or reversals in the future.

See Note 11 to the Financial Statements for additional discussions of the Company’s restructuring charges, including the current activity in the accrued liabilities related to the restructuring charges.

Business Acquisitions

Kenan Business.  The Company completed its acquisition of the Kenan Business from Lucent Technologies on February 28, 2002.  When comparing operating results between years, the first quarter of 2002 results of operations include only one month of results from this acquisition, while the first quarter of 2003 reflects a full three months of results.

In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related charges.  The acquisition-related charges for the three months ended March 31, 2002 are presented below (in thousands).  The Company completed its integration of the Kenan Business in 2002, and therefore, there were no similar expenses in the first three months of 2003.

In-process research and development (“IPRD”)	$19,300
Impairment of an existing intangible asset displaced by software products acquired	1,906
Employee-related costs (primarily existing CSG employee redundancy costs)	1,506
Integration costs (e.g., legal, accounting, etc.)	757
All other	323

Total Kenan Business acquisition-related charges	$23,792

IPRD represents research and development of various software products which had not reached technological feasibility as of the acquisition date, and had no other alternative future use.  IPRD was charged to operations in the first quarter of 2002.  As of December 31, 2002, substantially all of the IPRD projects had been completed, with the remaining projects scheduled to be completed in 2003.  The remaining costs to complete these projects are not material.

Other Acquisitions.  The Company completed its acquisition of Davinci Technologies Inc. in December 2002, and its acquisition of the ICMS business from IBM in August 2002.  These acquisitions did not have a material impact on the results of operations for the three months ended March 31, 2003.

See the Company’s 2002 10-K for a detailed discussion of the Company’s 2002 business acquisitions.

Adjusted Results of Operations

Operating income presented under accounting principles generally accepted in the U.S.  (“Reported Earnings”) for the three months ended March 31, 2003 was $18.0 million, compared to $12.7 million for the three months ended March 31, 2002, an increase of $5.3 million.  Net income on a Reported Earnings basis for the three months ended March 31, 2003 was $8.8 million ($0.17 per diluted share), compared to $2.5 million ($0.05 per diluted share) for the three months ended March 31, 2002, an increase of $6.3 million ($0.12 per diluted share).  The increase between periods relates primarily to approximately $23.8 million ($0.34 per diluted share) of Kenan Business acquisition-related expenses incurred in the first quarter of 2002, with no comparable amounts in the first quarter of 2003.  This increase is partially offset by lower earnings from core operations in the first quarter of 2003 when compared to the first quarter of 2002.

As discussed in greater detail above, during the first quarter of 2003, the Company incurred restructuring charges in conjunction with certain cost reduction initiatives, principally involuntary employee termination benefits.  In conjunction with the Kenan Business acquisition in 2002, the Company incurred certain direct and incremental acquisition-related expenses.  To provide for an additional comparison of the Company’s current results of operations with past and future periods, CSG has adjusted out from Reported Earnings the impact of the 2003 restructuring charges and the 2002 Kenan Business acquisition-related expenses (“Adjusted Earnings”). CSG believes that Adjusted Earnings disclosures enhance the understanding of the Company’s “core” operating performance.  Management reviews both Reported Earnings and Adjusted Earnings financial measures in evaluating the Company’s performance, and certain of the Company’s internal financial management targets are established using Adjusted Earnings.  Adjusted Earnings are non-GAAP financial measures and should be viewed in addition to, and not in lieu of, the Company’s Reported Earnings.  A reconciliation of the Company’s Reported Earnings to Adjusted Earnings is as follows:

	Three Months Ended March 31, 2003

	Reported Earnings	Impact of Restructuring Charges	Adjusted Earnings

Total revenues	$141,932	$—	$141,932
Total operating expenses	123,961	(3,159)	120,802

Operating income	17,971	3,159	21,130
Net interest and other	(3,200)	—	(3,200)

Income before income taxes	14,771	3,159	17,930
Income tax provision	(5,968)	(1,276)	(7,244)

Net income	$8,803	$1,883	$10,686

Weighted average diluted common shares	51,494	51,494	51,494

Net income per diluted share	$0.17	$0.04	$0.21

	Three Months Ended March 31, 2002

	Reported Earnings	Impact of Acquisition- Related Expenses	Adjusted Earnings

Total revenues	$130,375	$—	$130,375
Total operating expenses	117,676	(23,792)	93,884

Operating income	12,699	23,792	36,491
Net interest and other	(982)	—	(982)

Income before income taxes	11,717	23,792	35,509
Income tax provision	(9,254)	(5,447)	(14,701)

Net income	$2,463	$18,345	$20,808

Weighted average diluted common shares	53,450	53,450	53,450

Net income per diluted share	$0.05	$0.34	$0.39

Adelphia Communications Corporation

The Company provides processing services for approximately three million of Adelphia Communications Corporation’s (“Adelphia”) video customers.  Adelphia filed for bankruptcy protection under Chapter 11 on June 25, 2002.  The Company deferred the recognition of Adelphia’s June 2002 processing revenues due to the collectibility risk resulting from the bankruptcy filing and increased its allowance for doubtful accounts in the second quarter of 2002 for outstanding accounts receivable from Adelphia dated prior to June 2002.  The Company believes it is adequately reserved against its collectibility exposure for pre-bankruptcy accounts receivable of Adelphia as of March 31, 2003.  The Company continues to provide processing services for Adelphia post-bankruptcy.  As of the date of this filing, Adelphia is current on substantially all invoices related to services provided post-bankruptcy, and the Company believes that all amounts invoiced for future services will be fully collected under the current contractual payment terms.

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

The Company is currently engaged in a lengthy and complex implementation project with a client located in Europe in which the Company has responsibility for the implementation of certain of its software products, and also has responsibilities for certain aspects of the overall project management.  The project began in 2001 and was in progress when the Company acquired the Kenan Business from Lucent in February 2002.  The Company assumed the contractual obligation to complete the project from Lucent, and originally expected to complete the project in early 2003.  This project is significantly longer and more complex than the Company’s typical implementation projects.  The Company is using the percentage-of-completion (“POC”) method of accounting for this arrangement.  The Company’s total estimated professional services revenue to be generated under this arrangement is approximately $24 million.  During the three months ended March 31, 2003, the Company recognized revenue under this arrangement of approximately $1 million, and has recognized revenue to date on this arrangement of approximately $17 million (approximately 70% complete as of March 31, 2003).

As the Company has progressed through this project, the estimated costs and efforts required to complete the project have increased from the Company’s original expectations due to various work complexities of the project, and as a result of certain project difficulties and other factors experienced in the first quarter of 2003, the Company now expects the estimated hours to complete the project to be greater than the estimates that were prepared as of December 31, 2002.  As a result, the Company now expects to substantially complete the project by the end of 2003.  The Company believes its accounting conclusions made as of December 31, 2002 were based on reasonably dependable estimates of the total hours required to complete the project at that time, and the events that have caused the recent increase in the estimated hours to complete the project occurred subsequent to December 31, 2002, and could not have been reasonably foreseen as of December 31, 2002.  As a result of this increase in estimated hours to complete the project, the Company’s revenue from this arrangement for the first quarter of 2003 was approximately $2 million less than originally anticipated, and the overall project is expected to have an estimated loss of approximately $3 million.  The Company accrued expense of approximately $1 million (included in cost of professional services) in the first quarter of 2003 in order to reflect the entire expected loss of $3 million for the project as of March 31, 2003.  Furthermore, in addition to standard contractual damages provisions, the arrangement includes performance penalties of approximately $2 million.  Such contractual performance penalties may be due as a result of the Company missing certain project milestones.

The Company had accounts receivable of approximately $7 million (approximately $1 million billed and $6 million unbilled) recorded as of March 31, 2003 related to this project.  The Company has approximately $13 million of fees yet to be invoiced under the arrangement.  The Company believes the revised timeline for completion of the project is attainable, and that the client will pay the fees included in accounts receivable as of March 31, 2003, and the future fees yet to be invoiced under the arrangement.  In addition, the Company believes it will not be subject to payment of the contractual penalties and/or potential damages based on the revised implementation schedule and recent discussions with the client.  Because of the various complexities of this project, there can be no assurances that the Company will complete the project under its revised schedule and at its revised cost estimate, and avoid the penalties and/or potential damages currently included in the arrangement.  Additional delays in the project will directly impact the timing of future revenue recognition, the overall profitability on the project, and will likely delay the collection of the fees due under the arrangement.

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

The Company has identified the most critical accounting principles upon which the Company’s financial status depends.  The critical accounting principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting principles identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) business restructuring; (iv) capitalization of internal software development costs; (v) intangible assets; (vi) business combinations; and (vii) income taxes. These critical accounting policies and the Company’s other significant accounting policies are discussed in the Company’s 2002 10-K.

Results of Operations – Consolidated Basis
Total Revenues.  Total revenues for the three months ended March 31, 2003 increased 8.9% to $141.9 million, from $130.4 million for the three months ended March 31, 2002.  The increase between periods relates to a 0.3% increase in processing and related services, a 54.8% decrease in software revenues, an 83.3% increase in maintenance revenues, and a 285.2% increase in professional services revenues. The decrease in software revenues is due primarily to a decrease in software sales within both the Broadband Division and the GSS Division.  The increase in maintenance and professional services revenues relates primarily to the first quarter of 2003 having a full three months of operating results from the Kenan Business (acquired as of February 28, 2002), as compared to only one month of operations during the first quarter of 2002.

The Company uses the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic region is as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

North America (principally the United States)	$106,604	$109,423
Europe, Middle East and Africa (principally Europe)	19,892	16,713
Asia Pacific	8,140	2,717
Central and South America	7,296	1,522

Total revenues	$141,932	$130,375

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

The cost of processing and related services for the three months ended March 31, 2003 decreased 2.7% to $34.1 million, from $35.1 million for the three months ended March 31, 2002.  Processing costs as a percentage of related processing revenues were 37.4% (gross margin of 62.6%) for the three months ended March 31, 2003 compared to 38.6% (gross margin of 61.4%) for the three months ended March 31, 2002.  The decrease in processing costs and processing costs as a percentage of related revenue is due primarily to the Company’s continued focus on cost controls in this area.

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

The combined cost of software and maintenance for the three months ended March 31, 2003 increased 244.9% to $18.3 million, from $5.3 million for the three months ended March 31, 2002. The increase relates primarily to the first quarter of 2003 having a full three months of Kenan Business operations, which include $3.4 million of amortization related to the acquired Kenan Business intangible assets, as compared to only one month of Kenan Business operations in 2002, including $1.3 million of amortization related to the acquired Kenan Business intangible assets. The cost of software and maintenance as a percentage of related revenues was 56.2% (gross margin of 43.8%) for the three months ended March 31, 2003 as compared to 15.3% (gross margin of 84.7%) for the three months ended March 31, 2002.

While the quarterly cost of software and maintenance revenues were relatively comparable for the last three quarters sequentially, the gross margin percentage for these revenue sources for both the third and fourth quarters of 2002 was approximately 53%, compared to 43.8% for the current quarter.  As discussed below, fluctuations in the quarterly gross margin for software and maintenance revenues are an inherent characteristic of software companies, which can be impacted by, among others things, the timing of executed contracts in any one quarter.

Cost of Professional Services.  The cost of professional services consists principally of: (i) the Company’s professional services organizations; (ii) subcontracted professional consultants; and (iii) facilities and infrastructure costs related to the Company’s professional services organizations.

The cost of professional services for the three months ended March 31, 2003 increased 67.9% to $18.6 million, from $11.0 million for the three months ended March 31, 2002.  The increase relates primarily to first quarter of 2003 having a full three months of Kenan Business operations, as compared to only one month of Kenan Business operations in 2002.  The cost of professional services as a percentage of related revenues was 102.0% (negative gross margin of 2%) for the three months ended March 31, 2003, as compared to 234.0% (negative gross margin of 134%) for the three months ended March 31, 2002.  The large negative gross margin in the first quarter of 2002 is attributed to the timing of the Kenan Business acquisition.

The gross margin percentages for the third and fourth quarters of 2002 for this revenue source were approximately 1% and 28%, respectively.  The gross margin percentages for the fourth quarter of 2002 and first quarter of 2003 are reflective of the recent difficulties the Company has experienced on the large European implementation project discussed above.  For the second quarter of 2003, the Company expects the gross margin for this revenue source to remain comparable to that of the last two quarters.  As discussed below, fluctuations in the gross margin for professional services revenues are an inherent characteristic of professional services companies.

Gross Margin. As a result of the Kenan Business acquisition, the Company revenues from software licenses, maintenance services and professional services have increased and become a larger percentage of total revenues.

Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, maintenance services, and perform professional services.  The Company’s quarterly revenues for software licenses, maintenance services and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and the delivery of contracted services or products.  However, the costs associated with software and maintenance revenues, and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in the cost of software and maintenance as a percentage of related revenues, and the cost of professional services as a percentage of related revenues, will likely occur between periods.

The overall gross margin for the three months ended March 31, 2003 decreased 10.1% to $71.0 million from $79.0 million for the three months ended March 31, 2002.  The overall gross margin percentage decreased to 50.0% for the three months ended March 31, 2003, compared to 60.6% for the three months ended March 31, 2002.  The changes in the gross margin and gross margin percentage were due to the factors discussed above.

Research and Development Expense.  R&D expense for the three months ended March 31, 2003, decreased 9.3% to $15.5 million, from $17.1 million for the three months ended March 31, 2002.  As a percentage of total revenues, R&D expense decreased to 10.9% for the three months ended March 31, 2003, from 13.1% for the three months ended March 31, 2002.  The Company did not capitalize any internal software development costs during the three months ended March 31, 2003 and 2002.

The decrease in the R&D expenditures between periods is due primarily to the Company discontinuing the development of its CSG NextGen software product.  Prior to the Kenan acquisition, the primarily focus of the GSS Division was on the development efforts of the Company’s CSG NextGen software product.  Following the Kenan Business acquisition, the Company discontinued the development of CSG NextGen as a stand-alone customer care and billing system.

During the first quarter of 2003, the Company focused its development and enhancement efforts on:
•	various R&D projects for the Kenan Business, which includes updates and enhancements to the existing versions of the Kenan Business product suite, as well as new products; and
•	enhancements to CSG CCS/BP and related software products to increase the functionalities and features of the products.

The Company expects its investment in R&D over time will approximate the Company’s historical investment rate of 10-12% of total revenues.  This investment will be focused on the CSG CCS/BP and the Kenan Business product suite, as well as additional stand-alone products as they are identified.

Selling, General and Administrative Expense.  SG&A expense for the three months ended March 31, 2003, increased 40.3% to $29.7 million, from $21.2 million for the three months ended March 31, 2002.  As a percentage of total revenues, SG&A expense increased to 20.9% for the three months ended March 31, 2003, from 16.3% for the three months ended March 31, 2002.  The increase in SG&A expense relates primarily to the inclusion of a three full months of Kenan SG&A expense in the first quarter of 2003 as compared to only one month in the first quarter of 2002, and to a lesser degree: (i) an increase in legal fees related to the Comcast litigation; and (ii) stock-based compensation expense. The Company incurred approximately $5 million of legal fees in defense of the Comcast litigation and $1.2 million of stock-based compensation in the first quarter of 2003, with no comparable amounts for 2002.

Going forward on a quarterly basis, the Company expects to incur similar costs to that of the first quarter of 2003 for legal fees related to the Comcast litigation until resolution of this matter in mid- to late- third quarter of 2003.

Depreciation Expense.  Depreciation expense for the three months ended March 31, 2003 increased 9.8% to $4.6 million, from $4.2 million for the three months ended March 31, 2002.  The increase in depreciation expense related to capital expenditures made during the last nine months of 2002 and first three months of 2003 in support of the overall growth of the Company and depreciation expense related to the acquired fixed assets from the Kenan Business acquisition.  The capital expenditures during the aforementioned period consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure.

Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Kenan Business Acquisition-Related Expenses.  See the “Business Acquisitions” section above for discussions of these expenses.

Restructuring Charges. See the “Restructuring Charges” section above for discussions of the Company’s restructuring initiatives and related charges for the three months ended March 31, 2003.

Operating Income.  Operating income for the three months ended March 31, 2003, was $18.0 million or 12.7% of total revenues, compared to $12.7 million or 9.7% of total revenues for the three months ended March 31, 2002.  The increase in these measures between years relates to the factors discussed above. Operating income on an adjusted basis (excluding the restructuring charges and the Kenan Business acquisition-related expenses) for the three months ended March 31, 2003, was $21.1 million or 14.9% of total revenues, compared to $36.5 million or 28.0% of total revenues for the three months ended March 31, 2002. See the “Adjusted Results of Operations” section above for a more detailed discussion of the impact of the Kenan Business acquisition-related charges and restructuring charges on the Company’s results of operations.

Interest Expense.  Interest expense for the three months ended March 31, 2003, increased 102.7% to $3.9 million, from $1.9 million for the three months ended March 31, 2002, with the increase due primarily to the Company borrowings to finance the Kenan Business acquisition.  The weighted-average balance of the Company’s long-term debt for the three months ended March 31, 2003 was $270.0 million, compared to approximately $96.2 million for the three months ended March 31, 2002.  The weighted-average interest rate on the Company’s debt borrowings for the three months ended March 31, 2003, including the amortization of deferred financing costs and commitment fees on the Company’s revolving credit facility, was approximately 5.5%, compared to 5.9% for the three months ended March 31, 2002.  On May 6, 2003, the Company made a voluntary principal payment on its long-term debt of $20.0 million.

Interest and Investment Income.  Interest and investment income for the three months ended March 31, 2003, decreased 65.8% to $0.3 million, from $0.8 million for the three months ended March 31, 2002. The decrease was due primarily to lower funds available for investment throughout the period, and to a lesser degree, the reduction in the returns on invested funds.

Other income/expense.  Other income for the three months ended March 31, 2003, was $0.4 million compared to $0.1 for the three months ended March 31, 2002.  The increase is due primarily to foreign currency transaction gains during the three months ended March 31, 2003.

Income Tax Provision.  For the three months ended March 31, 2003, the Company recorded an income tax provision of $6.0 million, or an effective income tax rate of approximately 40.4%, compared to an effective income tax rate of 79% for the three months ended March 31, 2002.  The effective income tax rate for 2002 was negatively impacted by certain items recorded in conjunction with the Kenan Business acquisition.

The effective income tax rate for the first quarter of 2003 represents the Company’s estimate of the effective income tax rate for 2003.  This estimate for 2003 is based on various assumptions, with the two primary assumptions related to the Company’s estimate of total pretax income, and the amounts and sources of foreign pretax income.  The actual effective income tax rate for 2003 could deviate from the 40.4% estimate based on the Company’s actual 2003 experiences with these items, as well as others.

The Company is in the process of evaluating its long-term international income tax strategy.  The effective income tax rate may be adversely impacted during this interim period based on the location in which future foreign profits and losses are generated.

As of March 31, 2003, the Company’s net deferred tax assets of $45.6 million were related primarily to its domestic operations, and represented approximately 6% of total assets.  The Company continues to believe that sufficient taxable income will be generated to realize the benefit of these deferred tax assets.  The Company’s assumptions of future profitable domestic operations are supported by strong operating performances by the Broadband Division over the last several years.

Results of Operations - Operating Segments

The Company serves its clients through its two operating segments:  the Broadband Division and the GSS Division. See the Company’s 2002 Form 10-K for further discussion of the operations of each operating segment and the related product and service offerings, and the components of segment operating results.

The Company’s operating segment information and corporate overhead costs for the three months ended March 31, 2003 and 2002 are presented below (in thousands).

	Three Months Ended March 31, 2003

	Broadband Services Division
		GSS
		Division	Corporate	Total

Processing revenues	$90,449	$727	$—	$91,176
Software revenues	1,669	8,495	—	10,164
Maintenance revenues	5,029	17,374	—	22,403
Professional services revenues	370	17,819	—	18,189

Total revenues	97,517	44,415	—	141,932
Segment operating expenses (1)	51,598	51,391	17,813	120,802

Contribution margin (loss) (1)	$45,919	$(6,976)	$(17,813)	$21,130

Contribution margin (loss) percentage	47.1%	(15.7)%	N/A	14.9%

	Three Months Ended March 31, 2002

	Broadband Services Division
		GSS
		Division	Corporate	Total

Processing revenues	$90,812	$122	$—	$90,934
Software revenues	7,078	15,422	—	22,500
Maintenance revenues	4,762	7,457	—	12,219
Professional services revenues	1,097	3,625	—	4,722

Total revenues	103,749	26,626	—	130,375
Segment operating expenses (1)	50,019	33,942	9,923	93,884

Contribution margin (loss) (1)	$53,730	$(7,316)	$(9,923)	$36,491

Contribution margin (loss) percentage	51.8%	(27.5)%	N/A	28.0%

(1)

Segment operating expenses and contribution margin (loss) exclude:  (i) the restructuring charges of $3.2 million for the three months ended March 31, 2003; and (ii) the Kenan Business acquisition-related expenses of $23.8 million for the three months ended March 31, 2002.  Of the $3.2 million restructuring charges recorded in 2003, approximately $0.1 million relates to the Broadband Division and $3.1 million relates to the GSS Division.

Broadband Division
Total Revenues. Total Broadband Division revenues for the three months ended March 31, 2003 decreased 6.0% to $97.5 million, from $103.7 million for the three months ended March 31, 2002, primarily as a result of lower software revenues in 2003.

Processing revenues.  Processing revenues for the three months ended March 31, 2003 were $90.4 million, compared to $90.8 million for the three months ended March 31, 2002.  The decrease in processing revenues resulted from a decrease in revenue per customer, which was offset by an increase in the number of customers of the Company’s clients which were serviced by the Company.  Customers served were as follows (in thousands):

	As of March 31,

	2003	2002	Increase (Decrease)

Video	41,418	39,966	1,452
Internet	5,135	3,986	1,149
Telephony	78	133	(55)

Total	46,631	44,085	2,546

Total customers processed on the Company systems increased approximately 6% from the first quarter of 2002, and when compared to the fourth quarter of 2002, total customers processed increased sequentially by approximately 800,000.  These increases in the number of customers serviced were due to the conversion of additional customers to the Company’s systems, and internal customer growth experienced by existing clients.  As of March 31, 2003, the Company had no customers in its conversion backlog.

The annualized revenue per unit (“ARPU”) for video and Internet accounts for the first quarter of 2003 were in line with the Company’s expectations, and were as follows:

	Three months ended March 31,

	2003	2002	Increase (Decrease)

Video account	$8.40	$8.64	(2.8)%
Internet account	3.27	4.07	(19.7)%

The annualized processing revenue per video account for the fourth quarter of 2002 was $9.14.  The decreases from the first and fourth quarters of 2002 in processing revenues per video account relates primarily to: (i) lower consulting fees (i.e., special projects) being purchased by the Company’s clients; and (ii) changes in the usage of ancillary services by clients.  The decrease in processing revenues per Internet account from the first quarter of 2002 was due primarily to: (i) the ability of Internet clients to spread their processing costs, some of which are fixed, across a larger customer base; (ii) lower pricing tiers due to volume growth in customers processed for certain clients; and (iii) lower usage of ancillary services.  The annualized processing revenues per Internet account for the fourth quarter of 2002 was $3.25.

For the remainder of 2003, the Company expects the annualized processing revenue per video account to range between $8.40 and $8.50, and between $3.00 and $3.25 per Internet account.

Software Revenue.  Software revenue for the three months ended March 31, 2003 decreased by 76.4% to $1.7 million, from $7.1 million for the three months ended March 31, 2002.  The decrease in software revenue was due primarily to a large software purchase in the first quarter of 2002, with no corresponding amount in the first quarter of 2003.

Maintenance Revenue.  Maintenance revenue for the three months ended March 31, 2003 increased by 5.6% to $5.0 million, from $4.8 million for the three months ended March 31, 2002.  The increase in maintenance revenue was due primarily to annual inflationary price increases included in certain maintenance agreements, and an increase in the usage of the Company’s Broadband Division software products.

Segment Operating Expenses and Contribution Margin.  Broadband Division operating expenses for the three months ended March 31, 2003 increased by 3.2% to $51.6 million, from $50.0 million for the three months ended March 31, 2002.  Broadband Division contribution margin decreased by 14.5% to $45.9 million (contribution margin percentage of 47.1%) for the three months ended March 31, 2003, from $53.7 million (contribution margin percentage of 51.8%) for the three months ended March 31, 2002.  The Broadband Division contribution margin and contribution margin percentage decreased between periods primarily as a result of a decrease in software revenues during the three months ended March 31, 2003.  As discussed above, the costs associated with software and maintenance revenues, and professional services generally are fixed in nature within a relatively short period of time, and thus, decreases in these revenues generally do not result in a corresponding decrease in operating expenses.

GSS Division

Total Revenues. Total GSS Division revenues for the three months ended March 31, 2003 were $44.4 million, as compared to $26.6 million for the three months ended March 31, 2002, with the increase due primarily to the first quarter of 2003 having a full three months of operating results from the Kenan Business (acquired as of February 28, 2002), as compared to only one month of operations during the first quarter of 2002.

Software Revenue.  Software revenue for the three months ended March 31, 2003 decreased by 44.9% to $8.5 million, from $15.4 million for the three months ended March 31, 2002. The decrease in software revenue was due primarily to a large software purchase in the first quarter of 2002, with no corresponding amount in the first quarter of 2003.

Software revenues for the fourth quarter of 2002 were approximately $11.4 million.  As explained above, variability in revenues from software sales is an inherent characteristic of software companies and is expected to continue in future periods.

Maintenance Revenue.  Maintenance revenue for the three months ended March 31, 2003 increased by 133.0% to $17.4 million, from $7.5 million for the three months ended March 31, 2002.  This increase in maintenance revenue was due to the Company having three months of Kenan Business maintenance revenue in the first quarter of 2003, as compared to one month of maintenance revenue in the first quarter of 2002.

Maintenance revenue for the fourth quarter of 2002 was $22.4 million. The GSS Division’s maintenance services are typically contracted for on an annual basis, with the majority of the renewal dates occurring in the first and fourth fiscal quarters of the year.  The sequential decrease of maintenance revenue of approximately $5 million from the fourth quarter of 2002 relates primarily to several maintenance agreements not being renewed as anticipated, and certain maintenance agreements being renewed at lower than previous rates.  The Company expects to renew several of these agreements in future periods.  For the second quarter of 2003, the Company expects the GSS Division’s maintenance revenue to be comparable to that of the first quarter of 2003.

Professional Services Revenue.  Professional services revenue for the three months ended March 31, 2003 increased by 391.6% to $17.8 million, from $3.6 million for the three months ended March 31, 2002.  The increase in professional services revenue was due primarily to the Company having three months of Kenan Business professional services revenue during the first quarter of 2003, as compared to one month of professional services revenue during the first quarter of 2002.

Professional services revenue for the fourth quarter of 2002 was $18.1 million.  As discussed above, because of the difficulties experienced on the large European implementation project, the Company’s revenue from this arrangement for the first quarter of 2003 was approximately $2 million less than originally anticipated.  For the second quarter of 2003, the Company expects the GSS Division’s professional services revenue to be comparable to that of the first quarter of 2003.

Segment Operating Expenses and Contribution Loss.  GSS Division operating expenses for the three months ended March 31, 2003 increased by 51.4% to $51.4 million, from $33.9 million for the three months ended March 31, 2002.  The increase in operating expenses between periods relates primarily to the inclusion of three months of operating expenses for the Kenan Business in the first quarter of 2003, as compared to one month in the first quarter of 2002.

The GSS Division contribution loss decreased by 4.6% to $7.0 million (a negative contribution margin percentage of 15.7%) for the three months ended March 31, 2003, from $7.3 million (a negative contribution margin percentage of 27.5%) for the three months ended March 31, 2002.

The GSS Division contribution loss for the fourth quarter of 2002 was $0.3 million.  The significant sequential increase in the contribution loss in the first quarter of 2003 relates primarily to lower revenues between periods, as segment operating expenses were comparable between quarters.  The GSS Division’s total revenues for the fourth quarter of 2002 were $52.1 million.  The $7.7 million sequential decrease in revenues between these periods is discussed above.

The Company had originally expected to operate the GSS Division at breakeven or better for 2003.  However, due to the continued depressed economic state of the global telecommunications industry (as discussed above), the Company now believes it may take up to twelve months to achieve a breakeven position for this Division.

Corporate
Corporate Operating Expenses. Corporate overhead expenses for the three months ended March 31, 2003, increased 79.5% to $17.8 million, from $9.9 million for the three months ended March 31, 2002. The increase in operating expenses related primarily to the additional marketing and administrative costs to support the Company’s overall growth (to include the Kenan Business acquisition), and to a lesser degree: (i) an increase in legal fees related to the Comcast litigation; and (ii) stock-based compensation expense.  The Company incurred approximately $5 million of legal fees in defense of the Comcast litigation and $1.2 million of stock-based compensation in the first quarter of 2003, with no comparable amounts for 2002.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity.  As of March 31, 2003, the Company’s principal sources of liquidity included cash, cash equivalents, and short-term investments of  $114.4 million.  The Company also has a revolving credit facility in the amount of $100 million, under which there were no borrowings outstanding as of March 31, 2003.  The Company’s ability to borrow under the revolving credit facility is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation, as determined in the Company’s credit agreement.  As of March 31, 2003, all of the $100 million revolving credit facility was available to the Company.  The entire amount of the revolving credit facility is expected to be available through mid-May 2003.  Subsequent to that date, the Company expects the amount available under the revolving credit facility to be less than $100 million, with such availability dependent upon many factors.  The Company does not believe the expected reduction in the amount available under the revolving credit facility will result in any material deficiencies in liquidity.  The revolving credit facility expires in February 2007.

The Company generally has ready access to substantially all of its cash and short-term investment balances, but does face limitations on moving cash out of certain foreign jurisdictions.  As of March 31, 2003, the cash and short-term investments subject to such limitations were not significant. In addition, the Company’s credit facility places certain restrictions on the amount of cash that can be freely transferred between certain operating subsidiaries.  These restrictions are not expected to cause any liquidity issues at the individual subsidiary level in the foreseeable future

Billed Accounts Receivable.  As of March 31, 2003 and December 31, 2002, the Company had $170.0 million and $160.4 million, respectively, in net billed trade accounts receivable.  This increase relates primarily to: (i) weaker cash collections during the current quarter within the GSS Division than anticipated; and (ii) several large professional services invoices within the GSS Division being issued at the end of the quarter as a result of the Company reaching various billing milestones as of that date.

The Company’s trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items).  As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation.  DBO is calculated based on the billing for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period.  The Company’s DBO calculations for the three months ended March 31, 2003 and December 31, 2002 were 68 days and 73 days, respectively.  The Company’s target DBO range is 65-75 days.

The Broadband Division’s credit risk for its accounts receivable is concentrated among large, established cable television and satellite companies located in the U.S.  The GSS Division’s credit risk for its accounts receivable is spread among a wide range of telecommunications service providers located throughout the world.  The Company’s billed accounts receivable balance by geographic region (based on the location of the client) as of March 31, 2003 and December 31, 2002 is as follows (in thousands):

	March 31, 2003	December 31, 2002

North America (principally the U.S.)	$111,470	$119,765
Europe, Middle East and Africa (principally Europe)	29,985	27,058
Asia Pacific	27,278	15,959
Central and South America	13,840	9,714

Total billed accounts receivable	182,573	172,496
Less allowance for doubtful accounts	(12,609)	(12,079)

Total billed accounts receivable, net of allowance	$169,964	$160,417

As expected, the composition of the client base has increased the Company’s accounts receivable balance and adversely impacted DBO (when compared to the Company’s historical experience prior to the Kenan Business acquisition) as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions.  For example, the Company’s ability to bill (i.e., send an invoice) and collect arrangement fees may be dependent upon, among other things, the: (i) completion of various client administrative matters, local country billing protocols and processes, and/or non-client administrative matters; (ii) Company meeting certain contractual invoicing milestones; or (iii) overall project status in certain situations in which the Company acts as a subcontractor to another vendor on a project, as well as other circumstances as described elsewhere in this document.

In particular, as of March 31, 2003, the Company had two large implementation projects in progress in the Asia/Pacific region where the Company was executing on the implementation projects generally as expected, but for which accounts receivable balances of approximately $22.7 million ($21.2 million billed and $1.5 million unbilled) existed as of March 31, 2003, compared to $12.1 million ($7.8 million billed and $4.3 million unbilled) as of December 31, 2002.  The Company had originally expected to bill and collect a substantial percentage of these amounts by the end of the first quarter of 2003, but due to various complications in the billing and cash collection cycle related to these two arrangements, the Company now expects to collect a substantial percentage of the amounts by the end of the second quarter of 2003.  Although the Company believes the amounts due under these arrangements are fully collectible, because of the various circumstances experienced with these arrangements to date, there can be no assurances that the Company will collect these amounts within the expected time frames.  In addition, both of these clients are located within India, resulting in approximately 13% of the Company’s net billed accounts receivable being concentrated in this foreign country as of March 31, 2003.  There is an inherent risk whenever such a large percentage of total accounts receivable is concentrated with one foreign country.  One such risk is that, should a foreign country’s political or economic conditions adversely change, it could become difficult to receive payments from clients within that foreign country.  The Company does not expect such conditions to exist for India in the foreseeable future, and as a result, the Company does not believe the concentration of accounts receivable in India subjects the Company to higher collection risks.

Allowance for Doubtful Accounts Receivable.  The net billed accounts receivable balances as of March 31, 2003 and December 31, 2002, includes an allowance for doubtful accounts of approximately $12.6 million and $12.1 million, respectively, which is approximately 7% of the gross billed accounts receivable for both periods.  The increase in the allowance between periods relates primarily to the increase in the billed accounts receivable during this period.  As of March 31, 2003, the Company believes it has adequately reserved for the collectibility exposure on its accounts receivable.

Unbilled Accounts Receivable.  Revenue recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. As of March 31, 2003 and December 31, 2002, the Company had $25.6 million and $28.9 million, respectively, of unbilled accounts receivable, with the decrease attributed primarily to several large professional services invoices within the GSS Division being issued at the end of the quarter as a result of the Company reaching various billing milestones as of that date.  Unbilled accounts receivable are an inherent characteristic of software and professional services transactions, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.  The March 31, 2003 unbilled accounts receivable balance consists primarily of several large transactions with various milestone billing dates which have not yet been reached.  Substantially all of the March 31, 2003 unbilled accounts receivable are scheduled to be billed and paid by the end of the third quarter of 2003.  There can be no assurances that the fees will be billed and collected within the expected time frames.

Accounts Payable and Accrued Employee Compensation.  As of March 31, 2003 and December 31, 2002, the Company had $37.0 million and $51.5 million, respectively, of trade accounts payable and accrued employee compensation.  The decrease relates primarily to the timing of various payments, in particular, payment of the 2002 management performance bonuses were made during the current quarter.

Deferred Revenues.  Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue.  Deferred revenue broken out by source of revenue as of March 31, 2003 and December 31, 2002, was as follows (in thousands):

	March 31, 2003	December 31, 2002

Processing and related services	$3,726	$3,887
Software	5,035	2,854
Maintenance services	38,140	30,994
Professional services	15,035	9,766

Total	$61,936	$47,501

The increase in deferred revenues related to maintenance services and professional services relates to the timing of invoices for such services.  The majority of the Company’s maintenance agreements provide for invoicing of annual maintenance fees in the first fiscal quarter of the year.

Deferred Employee Compensation.  As of March 31, 2003 and December 31, 2002, the Company had deferred employee compensation of $9.3 million and $3.9 million, respectively, with the increase related to restricted stock grants made in 2003, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows.  The Company’s net cash flows from operating activities for the three months ended March 31, 2003 and 2002 were $22.2 million and $26.2 million, respectively.  The decrease in cash flows from operations relates primarily to a decrease in earnings between periods.

The Company’s net cash flows used in investing activities totaled $3.4 million for the three months ended March 31, 2003, compared to $218.0 million for the three months ended March 31, 2002, an decrease of $214.6 million.  The decrease between periods relates primarily to the decrease in acquisitions of $265.8 million between years (principally the Kenan Business), offset by a decrease in proceeds from the sale of short-term investments of $53.4 million.

The Company’s net cash flows used in financing activities was $0.7 million for three months ended March 31, 2003, compared to cash flows provided by of $229.8 million for the year ended December 31, 2002, a change of $230.5 million.  The decrease between periods can be attributed to the Company borrowing $300.0 million to finance the Kenan Business acquisition and retire its previous bank debt offset by a decrease in debt payments of $68.7 million (including deferred financing costs).

Long-term Debt.  On March 31, 2003, the Company made a scheduled principal payment of approximately $1.1 million.  On May 6, 2003, the Company made a voluntary principal payment of $20 million.  As a result of this prepayment, the remaining scheduled principal payments for 2003 are $6.2 million.

Stock Repurchase Program.  The Company’s Board of Directors has authorized the Company, at its discretion, to purchase up to a total of 10.0 million shares of its Common Stock from time-to-time as market and business conditions warrant.  The Company did not purchase any of its shares during the current quarter.  A summary of the Company’s activity to date for this repurchase program as of March 31, 2003 is as follows (in thousands, except per share amounts):

	2003	2002	2001	2000	1999	Total

Shares repurchased	—	1,573	3,020	1,090	656	6,339
Total amount paid	—	$18,920	$109,460	$51,088	$20,242	$199,710
Weighted-average price per share	—	$12.02	$36.25	$46.87	$30.88	$31.51

At March 31, 2003, the total remaining number of shares available for repurchase under the program totaled approximately 3.7 million shares. The Company’s credit facility restricts the amount of Common Stock the Company can repurchase under its stock repurchase program to $50 million, subject to certain limitations as specified in the credit facility.

Adjusted EBITDA. Adjusted Earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the first quarter of 2003 was $30.0 million compared to $43.6 million for the same period in 2002, a decrease of 31.3%.

The Company’s Adjusted EBITDA calculation presented here is defined by the Company’s current credit facility, which may differ from the EBITDA calculation for other companies.  The Company’s Adjusted EBITDA is calculated by beginning with net income, adding back: (i) income tax provision; (ii) interest expense; (iii) depreciation and amortization; (iv) acquisition-related expenses (to include the Kenan Business acquisition-related expenses); (v) any extraordinary, unusual or non-recurring expenses or losses (which, by definition in the Company’s credit facility, include the restructuring charges); and (vi) any other non-cash charges, and subtracting: (i) interest income; (ii) any extraordinary, unusual or non-recurring income or gains; (iii) any other non-cash income; and (iv) any cash payments made in subsequent periods related to any extraordinary, unusual or non-recurring expenses or losses.  Adjusted EBITDA is presented here as it provides investors and management with one of the Company’s primary measures of its debt service ability and is a significant component of the Company’s debt leverage ratio, upon which many of the provisions of the Company’s credit facility are dependent.  Adjusted EBITDA is not intended to represent cash flows for the periods in accordance with generally accepted accounting principles.  Adjusted EBITDA includes certain non-cash revenue and expense items as a result of the purchase accounting for the Kenan Business acquisition.  The Kenan Business acquisition-related expenses are discussed in detail in the Company’s 2002 10-K.  Reconciliation of the Company’s Adjusted EBITDA to net income and cash flow from operations is as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net income	$8,803	$2,463
Income tax provision	5,968	9,254
Interest expense	3,874	1,911
Depreciation and amortization	10,680	7,132
Kenan Business acquisition-related expenses	—	23,792
Restructuring charges (1)	981	—
Stock-based compensation	1,180	—
Interest income	(288)	(842)
Other non-cash charges (income)	(386)	(87)
Subsequent cash payments related to restructuring charges	(849)	—

Adjusted EBITDA	$29,963	$43,623

     (1)      This reconciling item relates to the non-cash portion of the restructuring charges.

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities	$22,222	$26,153
Income tax provision	5,968	9,254
Changes in operating assets and liabilities	(2,072)	2,530
Kenan Business acquisition-related expenses (2)	—	2,586
Restructuring charges (3)	(551)	—
Amortization of reserve for facilities abandonment	1,663	—
Deferred income taxes	45	2,304
Interest income	(288)	(842)
Interest expense	3,874	1,911
Other	(898)	(273)

Adjusted EBITDA	$29,963	$43,623

     (2)     This reconciling item relates to certain cash items that are added back in determining Adjusted EBITDA.

     (3)     This reconciling item relates to certain cash items that are deducted in determining Adjusted EBITDA.

Capital Resources.  The Company continues to make significant investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make stock repurchases under its stock repurchase program.  In addition, as part of its growth strategy, the Company is expanding its international business and is continually evaluating potential business and asset acquisitions.  The Company had no significant capital commitments as of March 31, 2003.  The Company believes that cash generated from operating activities, together with its current cash and cash equivalents, and the amount available under its revolving credit facility, will be sufficient to meet its anticipated cash requirements for both its short and long-term purposes.  The Company also believes it has additional borrowing capacity and could obtain additional cash resources by amending its current credit facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As discussed in the Company’s 2002 Form 10-K, the Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates.  Market risk is the potential loss arising from adverse changes in market rates and prices.  The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk. As of March 31, 2003, the Company had long-term debt of $268.9 million, consisting of a Tranche A Term Loan (“Tranche A”) with an outstanding balance of $106.2 million, a Tranche B Term Loan (“Tranche B”) with an outstanding balance of $162.7 million, and a $100 million revolving credit facility (the “Revolver”), with an outstanding balance of zero.

During the first quarter of 2003, the Company made a scheduled principal payment on its long-term debt of $1.1 million.  On May 6, 2003, the Company made a voluntary prepayment on its long-term debt of $20.0 million.  Subsequent to the scheduled principal payment and the voluntary prepayment, the scheduled principal payments for Tranche A and Tranche B are as follows (in thousands):

	2003	2004	2005	2006	2007	2008	Total

Tranche A Loan	$6,160	$23,438	$29,688	$31,250	$7,812	$—	$98,348
Tranche B Loan	—	1,152	1,536	1,537	109,860	36,492	150,577

Total Payments	$6,160	$24,590	$31,224	$32,787	$117,672	$36,492	$248,925

The interest rate features of the Company’s long-term debt are discussed in detail in the Company’s 2002 Form 10-K.   On April 1, 2003, the Company entered into three-month LIBOR contracts to lock in the interest rates on $5.1 million of its long-term debt (the amount of the Company’s then scheduled June 30, 2003 principal payments), and entered into six-month LIBOR contracts to lock in the interest rate on the remaining $263.8 million of its long-term debt.  For the three months ended June 30, 2003, the interest rates for the $5.1 million of Tranche A and Tranche B debt will be based upon a contracted LIBOR rate of 1.29% (for a combined interest rate of 3.79% for the Tranche A and 4.04% for Tranche B).  For the six months ended September 30, 2003, the interest rates for the $263.8 million of Tranche A and Tranche B debt will be based upon a contracted LIBOR rate of 1.27% (for a combined interest rate of 3.77% for the Tranche A and 4.02% for Tranche B).

The Company continually evaluates whether it should enter into derivative financial instruments as an additional means to manage its interest rate risk but, as of the date of this filing, has not entered into such instruments.  The Company believes the carrying amount of the Company’s long-term debt approximates its fair value due to the long-term debt’s interest rate features.

Foreign Exchange Rate Risk. The Company’s percentage of total revenues generated outside the U.S. for the years ended December 31, 2002 and 2001 was 25% and 2%, respectively.  The Company’s percentage of total revenues generated outside the U.S. for the three months ended March 31, 2003 and 2002 was 25% and 16% respectively.  The increase between periods in revenues generated outside the U.S. is attributable to the Kenan Business acquisition in February 2002.  The Company expects that in the foreseeable future, the percentage of its total revenues to be generated outside the U.S. will be comparable to that of the first quarter of 2003.  Refer to the Company’s 2002 Form 10-K for further discussion of the Company’s foreign exchange rate risk.

The Company continues to evaluate whether it should enter into derivative financial instruments for the purposes of managing its foreign currency exchange rate risk, but, as of the date of this filing, has not entered into such instruments.  A hypothetical adverse change of 10% in the March 31, 2003 exchange rates would not have a material impact upon the Company’s results of operations.

Market Risk Related to Short-term Investments.  There have been no material changes to the Company’s market risks related to short-term investments during the three months ended March 31, 2003.

Item 4.  Controls and Procedures

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

CSG SYSTEMS INTERNATIONAL, INC.
PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is currently in arbitration with its largest client, Comcast.  Discussions of this matter can be found in “MD&A-Comcast and AT&T Broadband Business Relationship” included in this document and is incorporated herein by reference.

From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  In the opinion of the Company’s management, the Company is not presently a party to any other material pending or threatened legal proceedings.

Item 2-5. None

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.62	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2, 2003

	10.63	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2, 2003

	99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

	99.03	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.04	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

•

Form 8-K dated April 15, 2003, under Item 9, Regulation FD Disclosure, and Item 12, Disclosure of Results of Operations and Financial Condition, was filed with the Securities and Exchange Commission which included a press release dated April 14, 2003.  The press release related to the anticipated results of the Company’s operations for the first quarter of 2003.

•

Form 8-K dated April 29, 2003, under Item 9, Regulation FD Disclosure, and Item 12, Disclosure of Results of Operations and Financial Condition, was filed with the Securities and Exchange Commission which included a press release dated April 29, 2003.  The press release announced the Company’s first quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ NEAL C. HANSEN

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ PETER E. KALAN

Peter E. Kalan Senior Vice President and Chief Financial Officer

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.62	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2, 2003

10.63	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2, 2003

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

99.03	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.04	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002