Form 10-Q
period 2003-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2003-08-14
CIK 1005757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Shares of common stock outstanding at August 11, 2003: 52,311,120.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2003

CSG SYSTEMS INTERNATIONAL, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,411	$94,424
Short-term investments	1,024	1,013

Total cash, cash equivalents and short-term investments	128,435	95,437
Trade accounts receivable-
Billed, net of allowance of $14,093 and $12,079	169,096	160,417
Unbilled and other	27,093	28,856
Purchased Kenan Business accounts receivable	—	603
Deferred income taxes	9,260	8,355
Other current assets	10,942	10,568

Total current assets	344,826	304,236
Property and equipment, net of depreciation of $82,167 and $74,023	40,868	46,442
Software, net of amortization of $55,425 and $48,582	44,542	50,478
Goodwill	218,589	220,065
Client contracts, net of amortization of $47,375 and $42,954	60,544	63,805
Deferred income taxes	34,240	37,163
Other assets	8,153	9,128

Total assets	$751,762	$731,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$17,482	$16,370
Client deposits	16,918	16,350
Trade accounts payable	21,705	24,810
Accrued employee compensation	22,963	26,707
Deferred revenue	65,118	45,411
Accrued income taxes	31,037	30,469
Other current liabilities	27,197	24,337

Total current liabilities	202,420	184,454

Non-current liabilities:
Long-term debt, net of current maturities	231,443	253,630
Deferred revenue	1,841	2,090
Other non-current liabilities	7,131	9,038

Total non-current liabilities	240,415	264,758

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 52,300,081 shares and 51,726,528 shares outstanding	578	577
Additional paid-in capital	256,315	255,452
Deferred employee compensation	(8,096)	(3,904)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	1	(6)
Cumulative translation adjustments	3,963	1,060
Treasury stock, at cost, 5,499,796 shares and 5,979,796 shares	(171,111)	(186,045)
Accumulated earnings	227,277	214,971

Total stockholders’ equity	308,927	282,105

Total liabilities and stockholders’ equity	$751,762	$731,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(unaudited)		(unaudited)
Revenues:
Processing and related services	$91,041	$91,583	$182,217	$182,517
Software	12,148	21,878	22,312	44,378
Maintenance	22,828	23,746	45,231	35,965
Professional services	16,344	32,531	34,533	37,253

Total revenues	142,361	169,738	284,293	300,113

Cost of revenues:
Cost of processing and related services	35,545	35,040	69,660	70,100
Cost of software and maintenance	17,391	16,428	35,700	21,735
Cost of professional services	14,669	17,310	33,221	28,360

Total cost of revenues	67,605	68,778	138,581	120,195

Gross margin (exclusive of depreciation)	74,756	100,960	145,712	179,918

Operating expenses:
Research and development	16,911	21,847	32,406	38,933
Selling, general and administrative	31,981	33,019	61,713	54,212
Depreciation	4,334	4,715	8,933	8,903
Restructuring charges	993	—	4,152	—
Kenan Business acquisition-related expenses	—	3,562	—	27,354

Total operating expenses	54,219	63,143	107,204	129,402

Operating income	20,537	37,817	38,508	50,516

Other income (expense):
Interest expense	(3,482)	(4,371)	(7,356)	(6,282)
Interest and investment income, net	443	561	731	1,403
Other	2,443	(1,197)	2,829	(1,110)

Total other	(596)	(5,007)	(3,796)	(5,989)

Income before income taxes	19,941	32,810	34,712	44,527
Income tax provision	(8,056)	(13,562)	(14,024)	(22,816)

Net income	$11,885	$19,248	$20,688	$21,711

Basic net income per common share:
Net income available to common stockholders	$0.23	$0.37	$0.40	$0.41

Weighted average common shares	51,355	52,693	51,330	52,686

Diluted net income per common share:
Net income available to common stockholders	$0.23	$0.36	$0.40	$0.41

Weighted average common shares	51,703	53,084	51,599	53,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended

	June 30, 2003	June 30, 2002

	(unaudited)
Cash flows from operating activities:
Net income	$20,688	$21,711
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	8,933	8,903
Amortization	12,366	9,384
Charge for in-process purchased research and development	—	19,300
Restructuring charge for abandonment of facilities	683	—
Gain on short-term investments	—	(49)
Deferred income taxes	2,045	(3,189)
Tax benefit of stock options exercised	9	—
Stock-based employee compensation	2,360	—
Impairment of intangible assets	—	1,906
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(3,496)	(19,843)
Other current and noncurrent assets	(546)	(500)
Accounts payable and accrued liabilities	(4,209)	23,743
Deferred revenues	20,530	(15,245)

Net cash provided by operating activities	59,363	46,121

Cash flows from investing activities:
Purchases of property and equipment	(2,920)	(6,191)
Purchases of short-term investments	(11)	(1,991)
Proceeds from sale of short-term investments	—	53,381
Acquisition of businesses and assets, net of cash acquired	(2,335)	(255,964)
Acquisition of and investments in client contracts	(1,030)	(3,128)

Net cash used in investing activities	(6,296)	(213,893)

Cash flows from financing activities:
Proceeds from issuance of common stock	855	1,907
Repurchase of common stock	—	(1,633)
Proceeds from long-term debt	—	300,000
Payments on long-term debt	(21,075)	(61,500)
Proceeds from revolving credit facility	—	5,000
Payments on revolving credit facility	—	(5,000)
Payments of deferred financing costs	(87)	(8,365)

Net cash provided by (used in) financing activities	(20,307)	230,409

Effect of exchange rate fluctuations on cash	227	(743)

Net increase in cash and cash equivalents	32,987	61,894
Cash and cash equivalents, beginning of period	94,424	30,165

Cash and cash equivalents, end of period	$127,411	$92,059

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$5,774	$5,035
Income taxes	$9,625	$11,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

The accompanying unaudited condensed consolidated financial statements at June 30, 2003 and December 31, 2002, and for the three and six months ended June 30, 2003 and 2002, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC (the “Company’s 2002 10-K”).  The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the expected results for the entire year ending December 31, 2003.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage.  The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period.  The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues.  The Company has concluded that net treatment of these revenues is appropriate as the Company: (i) generally has limited credit risk with regard to postage, as the Company requires postage deposits from its clients based on contractual arrangements prior to the mailing of customer statements; (ii) has no discretion over the supplier of postal delivery services; and (iii) is not the primary obligor in the postal delivery service. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the three months ended June 30, 2003 and 2002 was $38.5 million and $32.5 million, respectively, and for the six months ended June 30, 2003 and 2002 was $76.4 million and $65.2 million, respectively.

Stock-Based Compensation.  The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and SFAS No. 148, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  At June 30, 2003, the Company had five stock-based compensation plans.  For the three months ended June 30, 2003 and 2002, the Company recorded compensation expense of $1.2 million, and zero, respectively, under the intrinsic value method.  For the six months ended June 30, 2003 and 2002, the Company recorded compensation expense of $2.4 million, and zero, respectively, under the intrinsic value method. This compensation expense relates to the restricted stock granted in 2002 and 2003 (see Note 3).

Had compensation expense for the Company’s five stock-based compensation plans been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the Company’s net income and net income per share available to common stockholders for the three and six months ended June 30, 2003 and 2002, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$11,885	$19,248	$20,688	$21,711
Deduct stock-based employee compensation expense determined under the fair value based method, net of related tax effects:
Compensation expense for stock options	(3,470)	(4,492)	(6,918)	(8,680)
Compensation expense for the employee stock purchase plan	(35)	(44)	(76)	(90)

Pro forma net income	$8,380	$14,712	$13,694	$12,941

Earnings per share:
Basic – as reported	$0.23	$0.37	$0.40	$0.41
Basic – pro forma	0.16	0.28	0.27	0.25
Diluted – as reported	0.23	0.36	0.40	0.41
Diluted – pro forma	0.16	0.28	0.27	0.24

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Risk free rate of interest	3.2%	4.8%	2.8%	3.9%
Expected option life	6.6 years	5.2 years	5.5 years	5.9 years
Dividend yield	0%	0%	0%	0%
Volatility	60.0%	60.0%	60.0%	60.0%

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

The Company accounted for the restricted stock grant as a fixed award, and recorded deferred employee compensation (a component of stockholders’ equity) of approximately $5.9 million as of the grant date.  The amount of deferred employee compensation is net of $0.6 million of compensation expense, which was recognized in 2002 when the 270,833 shares were accounted for as a variable stock award.  The $5.9 million of deferred employee compensation is being amortized to compensation expense on a straight-line basis over the vesting period of the restricted stock.

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

Stock Option Grants.  During the six months ended June 30, 2003, the Company granted 415,000, 90,250 and 100,100 options under the 1996 Plan, the 2001 Plan and Director Plan, respectively, at prices that range from $9.11 to $15.11 per share.  The 1996 Plan and 2001 Plan options vest over four years, and of the Director Plan options, 23% vest in one year, 35% vest in two years and 42% vest in three years.  The 1996 Plan options were granted to key members of management.

4.     NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share is consistent with the calculation of basic net income per common share while giving effect to dilutive potential common shares outstanding during the period.  Basic and diluted earnings per share (“EPS”) are presented on the face of the Company’s Condensed Consolidated Statements of Income.  No reconciliation of the EPS numerators is necessary for the three and six months ended June 30, 2003 and 2002 as net income is used as the numerator for each period.  The reconciliation of the EPS denominators is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Basic common shares outstanding	51,355	52,693	51,330	52,686
Dilutive effect of common stock options	348	391	269	581

Diluted common shares outstanding	51,703	53,084	51,599	53,267

Common stock options of 6,034,000 shares and 7,288,000 shares for the three months ended June 30, 2003 and 2002, and of approximately 6,669,000 shares and 5,941,000 shares for the six months ended June 30, 2003 and 2002, respectively, have been excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods and the effect of their inclusion would be anti-dilutive. The dilutive effect of the unvested restricted stock grants is included with the dilutive effect of common stock options in the above table.

5.     COMPREHENSIVE INCOME

The Company’s components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$11,885	$19,248	$20,688	$21,711
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	4,947	2,198	2,903	2,316
Reclassification adjustment for gain included in net income	—	—	—	(49)
Unrealized gain (loss) on short-term investments	—	(37)	7	(90)

Comprehensive income	$16,832	$21,409	$23,598	$23,888

6.     ACQUISITION OF BUSINESS

On February 28, 2002, the Company closed on its agreement to acquire the Kenan Business.  During 2002 and through February 28, 2003, the Company gathered the information it needed to identify and measure the fair value of the assets acquired and the liabilities assumed, including valuations of the acquired intangible assets and an assessment of the fair value of the purchased Kenan Business accounts receivable.  During the second quarter of 2002, the valuation reports were finalized and the assessment of the fair value of the Kenan Business accounts receivable was completed.  As of December 31, 2002, the Company believed it had obtained the necessary information to substantially complete its purchase accounting for the Kenan Business acquisition.  As of February 28, 2003, the Company considered the purchase accounting for the Kenan Business to be complete.

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

	Three Months Ended June 30, 2003

	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$90,433	$608	$—	$91,041
Software revenues	466	11,682	—	12,148
Maintenance revenues	5,079	17,749	—	22,828
Professional services revenues	212	16,132	—	16,344

Total revenues	96,190	46,171	—	142,361
Segment operating expenses (1)	53,409	48,161	19,261	120,831

Contribution margin (loss) (1)	$42,781	$(1,990)	$(19,261)	$21,530

Contribution margin (loss) percentage	44.5%	(4.3)%	N/A	15.1%

	Three Months Ended June 30, 2002

	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$91,446	$137	$—	$91,583
Software revenues	15,600	6,278	—	21,878
Maintenance revenues	5,084	18,662	—	23,746
Professional services revenues	703	31,828	—	32,531

Total revenues	112,833	56,905	—	169,738
Segment operating expenses (1)	56,953	59,060	12,346	128,359

Contribution margin (loss) (1)	$55,880	$(2,155)	$(12,346)	$41,379

Contribution margin (loss) percentage	49.5%	(3.8)%	N/A	24.4%

(1)

Segment operating expenses and contribution margin (loss) exclude:  (i) the restructuring charges of $1.0 million for the three months ended June 30, 2003; and (ii) the Kenan Business acquisition-related expenses of $3.6 million for the three months ended June 30, 2002.

	Six Months Ended June 30, 2003

	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$180,882	$1,335	$—	$182,217
Software revenues	2,135	20,177	—	22,312
Maintenance revenues	10,108	35,123	—	45,231
Professional services revenues	582	33,951	—	34,533

Total revenues	193,707	90,586	—	284,293
Segment operating expenses (2)	105,007	99,552	37,074	241,633

Contribution margin (loss) (2)	$88,700	$(8,966)	$(37,074)	$42,660

Contribution margin (loss) percentage	45.8%	(9.9)%	N/A	15.0%

	Six Months Ended June 30, 2002

	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$182,258	$259	$—	$182,517
Software revenues	22,679	21,699	—	44,378
Maintenance revenues	9,845	26,120	—	35,965
Professional services revenues	1,800	35,453	—	37,253

Total revenues	216,582	83,531	—	300,113
Segment operating expenses (2)	106,972	93,002	22,269	222,243

Contribution margin (loss) (2)	$109,610	$(9,471)	$(22,269)	$77,870

Contribution margin (loss) percentage	50,6%	(11.3)%	N/A	25.9%

(2)

Segment operating expenses and contribution margin (loss) exclude:  (i) the restructuring charges of $4.2 million for the six months ended June 30, 2003; and (ii) the Kenan Business acquisition-related expenses of $27.4 million for the six months ended June 30, 2002.

Reconciling information between reportable segments contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Segment contribution margin	$21,530	$41,379	$42,660	$77,870
Restructuring charges	(993)	—	(4,152)	—
Kenan Business acquisition-related expenses	—	(3,562)	—	(27,354)

Operating income	20,537	37,817	38,508	50,516
Interest expense	(3,482)	(4,371)	(7,356)	(6,282)
Interest income and other	2,886	(636)	3,560	293

Income before income taxes	$19,941	$32,810	$34,712	$44,527

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

Intangible assets subject to amortization as of June 30, 2003 and December 31, 2002 were as follows (in thousands):

	June 30, 2003			December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Client contracts	$107,919	$(47,375)	$60,544	$106,759	$(42,954)	$63,805
Software	99,967	(55,425)	44,542	99,060	(48,582)	50,478

Total	$207,886	$(102,800)	$105,086	$205,819	$(91,536)	$114,283

The aggregate amortization related to intangible assets for the three months ended June 30, 2003 and 2002, was $5.0 million and $5.5 million, respectively, and for the six months ended June 30, 2003 and 2002 was $11.1 million and $8.4 million, respectively.  Based on the June 30, 2003 net carrying value of these intangible assets, the estimated aggregate amortization for each of the five succeeding fiscal years ending December 31 are: 2003 – $21.3 million; 2004 – $20.3 million; 2005 –  $19.2 million; 2006 – $15.9 million; and 2007 – $8.2 million.  The Company does not have any intangible assets with indefinite lives other than goodwill.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

	Broadband Division	GSS Division	Consolidated

Balance as of December 31, 2002	$623	$219,442	$220,065
Adjustment to Kenan Business acquired assets and assumed liabilities	—	(2,493)	(2,493)
Impairment losses	—	—	—
Effects of changes in foreign currency exchange rates and other	—	1,017	1,017

Balance as of June 30, 2003	$623	$217,966	$218,589

The Company performed its annual goodwill impairment test during the quarter ended September 30, 2002, and concluded that no impairment of goodwill had occurred at that time.  In addition to the requirement to perform an annual goodwill impairment test, goodwill and other long-lived intangible assets are required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate that a possible impairment of these assets may have occurred.  Due to the continued poor economic conditions in the global telecommunications industry and the impacts this situation has had on the GSS Division’s business, to include declining revenues, continued segment contribution losses, and the initiation of various cost reduction and restructuring programs since the acquisition of the Kenan Business, the Company performed certain financial analyses during the second quarter of 2003 and concluded that based on such work, there has been no impairment of the GSS Division’s goodwill or other long-lived assets as of June 30, 2003.

The Company will perform its annual goodwill impairment test in the third quarter of 2003.  If the current economic conditions worsen and/or take longer to recover than anticipated, it is reasonably possible that a review for impairment of the goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

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

Contingent Consideration. Contingent consideration represents an arrangement to provide additional consideration to the seller in a business combination if contractually specified conditions related to the acquired entity are achieved.  In the Davinci Business Acquisition which closed on December 20, 2002, the stock purchase agreement included contingent consideration related to: (i) the successful integration of Davinci’s m-Care™ solution with CSG Kenan/BP during 2003; and (ii) the amount of Company revenue associated with Davinci’s m-Care™ solution in 2004, 2005 and 2006.  As of June 30, 2003, the Company has accrued the contingent consideration related to the successful integration of Davinci’s m-Care™ solution with CSG Kenan/BP, totaling approximately $0.5 million.  Since the events that would trigger the payment of the second type of contingent consideration have not occurred as of June 30, 2003, no additional contingent consideration was accrued as of that date.

Claims for Company Non-performance.  The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach.  From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company.  As of June 30, 2003, the Company believes it had adequate reserves to cover any reasonably anticipated exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients.

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

In the arbitration, Comcast seeks a “declaration” that it was entitled to terminate the Master Subscriber Agreement on its fifth anniversary (August 10, 2002), or at any time thereafter, on 90 days written notice to the Company.  If, as a result of the outcome of the arbitration proceedings, it is ruled that Comcast has the right to and ultimately elects to terminate the contract (or otherwise converts some or all of its customers to another service provider), Comcast seeks full cooperation from the Company for whatever period of time it takes to convert its approximately 16 million customers to another vendor’s customer care and billing system.  In addition, Comcast seeks damages from the Company.

In its response to the arbitration demands, the Company denied Comcast’s allegations that the Company had breached the Master Subscriber Agreement. The Company also filed a number of counter claims alleging that Comcast had breached its obligations to the Company and is seeking damages.

The Company and Comcast agreed to have the case tried before a single arbitrator, and the evidentiary portion of the arbitration proceedings concluded in June 2003.  Both parties have filed their post-hearing briefs and the arbitrator has indicated he may have a desire to hear oral arguments in the case, which are scheduled for September 2003.

The Company emphatically denies the allegations made by Comcast in the arbitration demand, and denies that it is in breach of the Master Subscriber Agreement.  However, if the arbitrator determines that the Company either has: (i) materially or repeatedly defaulted in the performance of its obligations without satisfying the cure provisions of the Master Subscriber Agreement; or (ii) failed to substantially comply with its material obligations under the Master Subscriber Agreement taken as a whole, then Comcast may be able to terminate the Master Subscriber Agreement prior to its natural expiration on December 31, 2012.   Should Comcast be successful in: (i) its Most Favored Nations claims and related damages; or (ii) terminating the Master Subscriber Agreement in whole or in part, the resulting impact could have a material adverse effect on the Company’s financial condition and results of operations.

In addition, if Comcast is successful in any of its other claims against the Company, in whole or in part, it could have a material adverse effect on the Company’s financial condition and results of operations.

As of June 30, 2003, the Company has not reflected an accrual in the accompanying Condensed Consolidated Balance Sheet for the potential exposure for any loss related to the Comcast legal proceedings discussed above, primarily from the arbitration proceedings, because the Company has concluded that it is not probable that such a loss has occurred, and the amount of any potential loss cannot reasonably be estimated at this time, even within a range.  In addition, the Company has various long-lived intangible assets (client contracts) related to the Master Subscriber Agreement which have a net carrying value as of June 30, 2003 of approximately $58 million.  Because of the uncertainty regarding the outcome of these matters, the Company does not believe there has been any impairment to the carrying value of these intangible assets as of the date of this filing.  However, should Comcast be successful in: (i) terminating the Master Subscriber Agreement in whole or in part; (ii) significantly modifying the terms of the Master Subscriber Agreement; or (iii) significantly reducing the revenues expected to be generated under the Master Subscriber Agreement, it is reasonably possible that an impairment of these intangible assets could result, and the amount of the impairment could be substantial.

From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  In the opinion of the Company’s management, the Company is not presently a party to any other material pending or threatened legal proceedings.

11.     RESTRUCTURING CHARGES

Due to the economic decline in the global telecommunications industry, and the uncertainty in the timing and the extent of any economic turnaround within the industry, the Company has implemented the following cost reduction initiatives:

•

During the third quarter of 2002, the cost reduction initiative consisted of: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the Company’s then current workforce); (ii) limited hiring of new employees; (iii) a reduction of the Company’s facilities and infrastructure support costs, including facilities consolidations and abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment.  Substantially all of these involuntary employee terminations were completed during the third quarter of 2002, with the remainder completed during the fourth quarter of 2002.  As a result of this cost reduction initiative, the Company recorded restructuring charges of $12.7 million during the year ended December 31, 2002.

•

During the first quarter of 2003, the cost reduction initiative consisted of involuntary employee terminations of approximately 70 people (approximately 2% of the Company’s then current workforce).  All of these involuntary employee terminations were completed by the end of the first quarter of 2003, and consisted principally of individuals within the GSS Division.

•

During the second quarter of 2003, the cost reduction initiative consisted principally of involuntary employee terminations of approximately 40 people (approximately 1% of the Company’s then current workforce).  These involuntary employee terminations were substantially completed by the end of the second quarter of 2003, and consisted principally of individuals within the GSS Division. The restructuring charges related to the completion of this initiative in the third quarter of 2003 is not expected to be material.

The 2003 restructuring charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which the Company adopted effective January 1, 2003, and have been reflected as a separate line item on the accompanying Condensed Consolidated Statements of Income.  The components of the restructuring charges are as follows (in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Involuntary employee terminations	$999	$3,471
Facilities abandonment	(29)	654
All other	23	27

Total restructuring charges	$993	$4,152

The involuntary employee terminations component of the restructuring charges relates primarily to severance payments and job placement assistance for those terminated employees. The facilities abandonment component of the restructuring charges relates to office facilities that are under long-term lease agreements that the Company has abandoned.  The facilities abandonment charge is equal to the present value of the future costs associated with those abandoned facilities, net of the estimated proceeds from any future sublease agreements.  The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any future sublease agreements.  The activity in the three and six months ended June 30, 2003 relates to revisions in the underlying estimates used in establishing the original restructuring charges in 2002.  The Company will continue to evaluate its estimates in recording the facilities abandonment charge.  As a result, there may be additional charges or reversals in the future.

The activity in the business restructuring reserves during the six months ended June 30, 2003, to include the December 31, 2002 balance of the liability the Company assumed in the Kenan Business acquisition related to the abandonment of certain assumed facility leases of $9.1 million (see Note 6), is as follows (in thousands).  Of the $13.7 million business restructuring reserve as of June 30, 2003, $6.9 million was included in current liabilities and $6.8 million was included in non-current liabilities.

	Termination Benefits	Abandonment of Facilities	Other	Total

December 31, 2002, balance	$240	$15,573	$—	$15,813
Charged to expense during period	3,471	654	27	4,152
Cash payments	(2,948)	—	(27)	(2,975)
Amortization of liability for abandonment of facilities	—	(3,403)	—	(3,403)
Other	—	121	—	121

June 30, 2003, balance	$763	$12,945	$—	$13,708

CSG SYSTEMS INTERNATIONAL, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

Revenues:
Processing and related services	$91,041	64.0%	$91,583	54.0%	$182,217	64.1%	$182,517	60.8%
Software	12,148	8.5	21,878	12.9	22,312	7.9	44,378	14.8
Maintenance	22,828	16.0	23,746	14.0	45,231	15.9	35,965	12.0
Professional services	16,344	11.5	32,531	19.1	34,533	12.1	37,253	12.4

Total revenues	142,361	100.0	169,738	100.0	284,293	100.0	300,113	100.0

Cost of revenues:
Cost of processing and related services	35,545	25.0	35,040	20.6	69,660	24.5	70,100	23.4
Cost of software and maintenance	17,391	12.2	16,428	9.7	35,700	12.6	21,735	7.2
Cost of professional services	14,669	10.3	17,310	10.2	33,221	11.7	28,360	9.4

Total cost of revenues	67,605	47.5	68,778	40.5	138,581	48.8	120,195	40.0

Gross margin (exclusive of depreciation)	74,756	52.5	100,960	59.5	145,712	51.2	179,918	60.0

Operating expenses:
Research and development	16,911	11.9	21,847	12.9	32,406	11.4	38,933	13.0
Selling, general and administrative	31,981	22.5	33,019	19.5	61,713	21.7	54,212	18.1
Depreciation	4,334	3.0	4,715	2.8	8,933	3.1	8,903	3.0
Restructuring charges	993	0.7	—	—	4,152	1.5	—	—
Kenan Business acquistion-related charges	—	—	3,562	2.1	—	—	27,354	9.1

Total operating expenses	54,219	38.1	63,143	37.3	107,204	37.7	129,402	43.2

Operating income	20,537	14.4	37,817	22.2	38,508	13.5	50,516	16.8

Other income (expense):
Interest expense	(3,482)	(2.4)	(4,371)	(2.6)	(7,356)	(2.6)	(6,282)	(2.1)
Interest and investment income, net	443	0.3	561	0.3	731	0.3	1,403	0.5
Other	2,443	1.7	(1,197)	(0.7)	2,829	1.0	(1,110)	(0.4)

Total other	(596)	(0.4)	(5,007)	(3.0)	(3,796)	(1.3)	(5,989)	(2.0)

Income before income taxes	19,941	14.0	32,810	19.2	34,712	12.2	44,527	14.8
Income tax provision	(8,056)	(5.7)	(13,562)	(7.9)	(14,024)	(4.9)	(22,816)	(7.6)

Net income	$11,885	8.3%	$19,248	11.3%	$20,688	7.3%	$21,711	7.2%

Company Overview

CSG Systems International, Inc. (the “Company”) serves more than 265 telecommunications service providers in more than 40 countries.  The Company is a leader in next-generation billing and customer care solutions for the cable television, satellite, advanced IP services, next-generation mobile, and fixed wireline markets.  The Company’s combination of proven and future-ready solutions, delivered in both outsourced and licensed formats, enables its clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. The Company is a S&P MidCap 400 company.   The Company serves its clients through its two operating segments:  the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

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

Comcast and AT&T Broadband Business Relationship

Background. In 1997, the Company entered into a 15-year exclusive contract (the “Master Subscriber Agreement”) with Tele-Communications, Inc. (“TCI”) to consolidate all TCI customers onto the Company’s customer care and billing system.  In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”), and the Company continued to service the merged operations under the terms of the Master Subscriber Agreement.  On November 18, 2002, Comcast Corporation (“Comcast”) completed its merger with AT&T, and now under Comcast’s ownership, the Company continues to service the former AT&T operations under the terms of the Master Subscriber Agreement.  The key terms of the Master Subscriber Agreement are discussed below.

Significance of the Master Subscriber Agreement.  The Company generates a significant percentage of its total revenues under the Master Subscriber Agreement. During the six months ended June 30, 2003, and 2002, revenues generated under the Master Subscriber Agreement represented approximately 26% and 28% of total revenues.  The Company expects that the percentage of its total revenues for the remainder of 2003 generated under the Master Subscriber Agreement will represent a percentage comparable to that of the first six months of 2003.  There are inherent risks whenever this large of a percentage of total revenues is concentrated with one client.  One such risk is that, should Comcast’s business generally decline, it could have a material adverse effect on the Company’s financial condition and results of operations.

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

•

On March 13, 2002, Comcast notified the Company that Comcast was “considering” initiating arbitration proceedings relating to the Master Subscriber Agreement. Comcast stated that any action to terminate the Master Subscriber Agreement would be based upon the following claims.  First, Comcast claimed that the Company has failed to provide aggregated billing services, including the Company’s breach of its obligation to provide telephony billing when required to do so under the Master Subscriber Agreement.  Second, the letter stated that the Company has not cooperated with Comcast in utilizing another vendor to provide aggregated billing services, as well as the Company’s improper assertion of its exclusivity rights. Third, the letter claimed that the Company has breached the Most Favored Nations clause of the Master Subscriber Agreement.  Comcast further stated that should a negotiated resolution not be achieved, Comcast could elect to seek a declaration that it is entitled to terminate the Master Subscriber Agreement on the fifth anniversary of the contract, which was August 10, 2002.

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

In the arbitration, Comcast seeks a “declaration” that it was entitled to terminate the Master Subscriber Agreement on its fifth anniversary (August 10, 2002), or at any time thereafter, on 90 days written notice to the Company.  If, as a result of the outcome of the arbitration proceedings, it is ruled that Comcast has the right to and ultimately elects to terminate the contract (or otherwise converts some or all of its customers to another service provider), Comcast seeks full cooperation from the Company for whatever period of time it takes to convert its approximately 16 million customers to another vendor’s customer care and billing system.  In addition, Comcast seeks damages from the Company.

•

On May 31, 2002, the Company responded to Comcast’s arbitration demand.  In its response, the Company denied Comcast’s allegations that the Company had breached the Master Subscriber Agreement. The Company also filed a number of counter claims alleging that Comcast had breached its obligations to the Company and is seeking damages.  Included among the Company’s counterclaims against Comcast is a request for a declaratory judgement that following the AT&T and Comcast merger (which occurred on November 18, 2002), the approximately 8 million Comcast customers would be subject to the Master Subscriber Agreement and thereby must, subject to certain conditions, be processed on the Company’s system.  See the discussion below for the status of the arbitration proceedings.

•

On June 21, 2002, the Company filed a complaint in U.S. District Court in Denver, Colorado alleging, among other things, that Comcast had unlawfully interfered with the Master Subscriber Agreement as of that date, and sought a declaratory judgement that the approximately 8 million Comcast customers would be subject to the Master Subscriber Agreement and thereby must, subject to certain conditions, be processed on the Company’s system.  In its complaint, the Company sought damages for Comcast’s illegal conduct and interference with the Master Subscriber Agreement.

•	On November 4, 2002, the Company voluntarily withdrew the June 21, 2002 complaint against Comcast without prejudice. The Company has the right to resubmit this complaint against Comcast.

•

On November 15, 2002, Comcast, and its wholly-owned subsidiaries, Comcast Holdings Corporation (“Comcast Holdings”) and Comcast Cable Communications, Inc. (“Comcast Cable”), filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania.  The complaint was filed in connection with a complex series of corporate transactions undertaken in connection with the merger between Comcast and AT&T.  The complaint seeks a declaration that Comcast, Comcast Holdings and Comcast Cable (subsidiaries under the parent company Comcast) are not bound by the existing Master Subscriber Agreement, either as a result of Comcast’s pre-existing subsidiaries not being bound by the Master Subscriber Agreement, or alternatively, Comcast’s customers serviced by those subsidiaries not being bound by the Master Subscriber Agreement prior to July 1, 2007 due to pre-existing contractual obligations with other billing vendors. Further, the complaint alleges that Comcast has the right to terminate the Master Subscriber Agreement by transferring all customers the Company services under the Master Subscriber Agreement to a different contract between the Company and Comcast Cable.  Finally, Comcast sought to have all of these issues decided by the U.S. District Court, not in the pending arbitration initiated by Comcast against the Company.

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

Current Status of the Legal Proceedings.  The Company believes that effective with the closing of the Comcast and AT&T merger, Comcast has effectively assumed all of the rights and obligations under the Master Subscriber Agreement, and is the party ultimately responsible for the Master Subscriber Agreement.  Unless specifically identified differently, references to Comcast hereafter in this document include AT&T and its predecessor companies referenced above.

The Company and Comcast agreed to have the case tried before a single arbitrator, and the evidentiary portion of the arbitration proceedings concluded in June 2003.  Both parties have filed their post-hearing briefs and the arbitrator has indicated he may have a desire to hear oral arguments in the case, which are scheduled for September 2003.

The Company emphatically denies the allegations made by Comcast in the arbitration demand, and denies that it is in breach of the Master Subscriber Agreement.  However, if the arbitrator determines that the Company either has: (i) materially or repeatedly defaulted in the performance of its obligations without satisfying the cure provisions of the Master Subscriber Agreement; or (ii) failed to substantially comply with its material obligations under the Master Subscriber Agreement taken as a whole, then Comcast may be able to terminate the Master Subscriber Agreement prior to its natural expiration on December 31, 2012. Should Comcast be successful in: (i) its Most Favored Nations claims and related damages; or (ii) terminating the

Master Subscriber Agreement in whole or in part, the resulting impact could have a material adverse effect on the Company’s financial condition and results of operations.

In addition, if Comcast is successful in any of its claims under either of its complaints discussed above, in whole or in part, it could have a material adverse effect on the Company’s financial condition and results of operations.

As of June 30, 2003, the Company has not reflected an accrual on its consolidated balance sheet for the potential exposure for any loss related to the Comcast legal proceedings discussed above, primarily from the arbitration proceedings, because the Company has concluded that it is not probable that such a loss has occurred, and the amount of any potential loss cannot reasonably be estimated at this time, even within a range.  In addition, the Company has various long-lived intangible assets (client contracts) related to the Master Subscriber Agreement which have a net carrying value as of June 30, 2003 of approximately $58 million.  Because of the uncertainty regarding the outcome of these matters, the Company does not believe there has been any impairment to the carrying value of these intangible assets as of the date of this filing.  However, should Comcast be successful in: (i) terminating the Master Subscriber Agreement in whole or in part; (ii) significantly modifying the terms of the Master Subscriber Agreement; or (iii) significantly reducing the revenues expected to be generated under the Master Subscriber Agreement, it is reasonably possible that an impairment of these intangible assets could result, and the amount of the impairment could be substantial.

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

Contract Rights and Obligations (as amended).  The Master Subscriber Agreement has an original term of 15 years and expires in 2012.  The Master Subscriber Agreement has minimum financial commitments (based upon processing 13 million wireline video customers and one million Internet/high speed data customers) over the term of the contract, and in the Company’s view, includes exclusive rights to provide customer care and billing products and services for Comcast’s offerings of wireline video, Internet/high-speed data services, and print and mail services.  The minimum financial commitments due from Comcast under the Master Subscriber Agreement for 2003 are approximately $120 million, and increase by an inflation factor each year through the end of the contract expiration date of 2012.  During the fourth quarter of 2000, the Company relinquished its exclusive rights to process Comcast’s wireline telephony customers, and those Comcast customers were fully converted to another service provider by the end of 2001.  The loss of these customers did not have a material adverse effect on the Company’s result of operations.

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

The Master Subscriber Agreement contains certain performance criteria and other obligations to be met by the Company. To fulfill the Master Subscriber Agreement and to remain competitive, the Company believes it will be required to develop additional features to existing products and services, and possibly in certain circumstances, new products and services, all of which will require substantial research and development, as well as implementation and operational aptitude.   The Company is required to perform certain remedial efforts and is subject to certain penalties if it fails to meet the performance criteria or other obligations.  The Company is also subject to an annual technical audit to determine whether the Company’s products and services include innovations in features and functions that have become standard in the wireline video industry. If the audit determines the Company is not providing such an innovation and it fails to do so in the manner and time period dictated by the contract, then Comcast would be released from its exclusivity obligation to the extent necessary to obtain the innovation from a third party.  As a result of two separate technical audits, the Company believes that it is in compliance with the Master Subscriber

Agreement’s technical audit requirements.  Comcast has requested that the companies forego the third technical audit in light of the pending arbitration.  In light of Comcast’s request and the arbitration proceedings, the Company is not pursuing a technical audit at this time.

Comcast has the right to terminate the Master Subscriber Agreement in the event of certain defaults by the Company. To date, the Company believes it has complied with the terms of the contract, and expects to continue to perform successfully under the Master Subscriber Agreement.  Should the Company fail to meet its obligations under the Master Subscriber Agreement, or should Comcast be successful in any action to either terminate the Master Subscriber Agreement in whole or in part, or collect damages caused by an alleged breach, it could have a material adverse effect on the Company’s financial condition and results of operations.  Likewise, if Comcast were to breach its material obligations to the Company, that could have a material adverse effect on the Company’s financial condition and results of operations.  Indeed, on September 27, 2000, Comcast (then AT&T Broadband) filed a Demand for Arbitration relating to the Master Subscriber Agreement, causing a significant drop in the trading price of the Company’s Common Stock.  On October 10, 2000, Comcast (then AT&T Broadband) and the Company entered into a settlement and release agreement whereby all claims, except for certain claims relating to the scope of the Company’s exclusive rights under the Master Subscriber Agreement, that were or could have been raised were mutually released by the parties.  In connection with the dismissal, the companies agreed to amend the Master Subscriber Agreement.  See the Company’s 2000 Form 10-K for additional discussions of this matter.

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

Current Economic State of the Global Telecommunications Industry

The economic state of the global telecommunications industry (e.g., cable television, DBS, wireline and wireless telephony, Internet and high speed data, etc.) continues to be depressed, with many of the companies operating within this industry publicly reporting decreased revenues and earnings, as well as several companies filing for bankruptcy protection.  Public reports indicate any expected turnaround in the economic state of the global telecommunications industry could be slow, and a sustained recovery could take several years.  Many telecommunications companies have announced cost and capital expenditure reduction programs to cope with the depressed economic state of the industry.  Since most of the Company’s current and future clients operate within this industry sector, the economic state of this industry directly impacts the Company’s business, potentially limiting the amount of products and services current or future clients may purchase from the Company, as well as increasing the likelihood of uncollectible amounts from current and future accounts receivable and lengthening the cash collection cycle.  For these reasons, the continued depressed economic state of the global telecommunications industry may materially impact the Company’s future results of operations and limit the Company’s ability to grow its revenues.   Indeed, in response to the conditions within this industry, during 2003 and 2002, the Company has undertaken several cost reduction initiatives (e.g., involuntary employee terminations) and has reduced its revenue and earnings expectations.  These cost reduction initiatives are discussed in more detail below.

Assessment of Goodwill and Other Intangible Assets

During 2002 and 2001, the Company acquired several businesses which operate within the GSS Division (principally the Kenan Business).  The key drivers of the value of these acquired businesses are the global telecommunications industry customer base and the software assets acquired.  In connection with these acquisitions, the Company has recorded approximately $218.6 million of goodwill (approximately $198.2 million relates to the Kenan Business) which has been assigned to the GSS Division.  In addition, as of June 30, 2003, in conjunction with these acquisitions, the Company had other long-lived intangible assets (client contracts and software) attributable to the GSS Division with a net carrying value of approximately $43.9 million (approximately $34.2 million relates to the Kenan Business).

The Company performed its annual goodwill impairment test during the quarter ended September 30, 2002, and concluded that no impairment of goodwill had occurred at that time.  In addition to the requirement to perform an annual goodwill impairment test, goodwill and other long-lived intangible assets are required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate that a possible impairment of these assets may have occurred.  Due to the continued poor economic conditions in the global telecommunications industry and the impacts this situation has had on the GSS Division’s business, to include declining revenues, continued segment contribution losses, and the initiation of various cost reduction and restructuring programs since the acquisition of the Kenan Business, the Company performed certain financial analyses during the second quarter of 2003 and concluded that based on such work, there has been no impairment of the GSS Division’s goodwill or other long-lived assets as of June 30, 2003.

The Company will perform its annual goodwill impairment test in the third quarter of 2003.  If the current economic conditions worsen and/or take longer to recover than anticipated, it is reasonably possible that a review for impairment of the goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Restructuring Charges

As discussed above, due to the conditions within the global telecommunications industry, and the uncertainty in the timing and the extent of any economic turnaround within the industry, the Company implemented several cost reduction initiatives as follows:

•

During the third quarter of 2002, the cost reduction initiative consisted of: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the Company’s then current workforce); (ii) limited hiring of new employees; (iii) a reduction of the Company’s facilities and infrastructure support costs, including facilities consolidations and abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment.  Substantially all of these involuntary employee terminations were completed during the third quarter of 2002, with the remainder completed during the fourth quarter of 2002. The first quarter of 2003 financial results reflect the full implementation of this cost savings initiative, which resulted in approximately $45 million of annual cost savings, when compared to the Company’s operating results for the second quarter of 2002.

•

During the first quarter of 2003, the cost reduction initiative consisted of involuntary employee terminations of approximately 70 people (approximately 2% of the Company’s then current workforce).  All of these involuntary employee terminations were completed by the end of the first quarter of 2003, and consisted principally of individuals within the GSS Division.  The cost savings resulting from these terminations were not significant in the first quarter of 2003.  Once fully implemented, the Company expects the annual cost savings from this cost reduction initiative to be approximately $7 million.

•

During the second quarter of 2003, the cost reduction initiative consisted principally of involuntary employee terminations of approximately 40 people (approximately 1% of the Company’s then current workforce).  These involuntary employee terminations were substantially completed by the end of the second quarter of 2003, and consisted principally of individuals within the GSS Division. The restructuring charges related to the completion of this initiative in the third quarter of 2003 is not expected to be material.  The cost savings resulting from these terminations in the second quarter of 2003 were negligible as they occurred near the end of the quarter. Once fully implemented, the Company expects the annual cost savings from this cost reduction initiative to be approximately $8 million.

The Company believes that the operational impact from the above mentioned cost reduction initiatives will not negatively impact its ability to service its current or future clients, and will not limit its ability to grow its business in the future when the economic conditions within the global telecommunications industry improve. In addition, the Company continually evaluates various opportunities to further reduce expenses which may result in restructuring charges in the future.

The components of the restructuring charges included in total operating expenses, and the impact (net of related income taxes) these restructuring charges had on net income and diluted earnings per share, for the three and six months ended June 30, 2003 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Involuntary employee terminations	$999	$3,471
Facilities abandonment	(29)	654
All other	23	27

Total restructuring charges	$993	$4,152

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income	$592	$2,475
Diluted earnings per share	$0.01	$0.05

The involuntary employee terminations component of the restructuring charges relates primarily to severance payments and job placement assistance for those terminated employees. The facilities abandonment component of the restructuring charges relates to office facilities that are under long-term lease agreements that the Company has abandoned.  The facilities abandonment charge is equal to the present value of the future costs associated with those abandoned facilities, net of the estimated proceeds from any future sublease agreements.  The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any future sublease agreements.  The activity in the three and six months ended June 30, 2003 relates to revisions in the underlying estimates used in establishing the original restructuring charges in 2002.  The Company will continue to evaluate its estimates in recording the facilities abandonment charge.  As a result, there may be additional charges or reversals in the future.

See Note 11 to the Condensed Consolidated Financial Statements for additional discussions of the Company’s restructuring charges, including the current activity in the accrued liabilities related to the restructuring charges.

Business Acquisitions

Kenan Business.  The Company completed its acquisition of the Kenan Business from Lucent Technologies on February 28, 2002.  When comparing operating results between years, the first six months of 2002 results of operations include only four months of results from this acquisition, while the first six months of 2003 reflects a full six months of results.

In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related expenses during 2002.  The Company completed its integration of the Kenan Business in 2002, and therefore, there were no similar expenses in the three and six months ended June 30, 2003.  The acquisition-related expenses included in total operating expenses, and the impact (net of related income taxes) these acquisition-related expenses had on net income and diluted earnings per share for the three and six months ended June 30, 2002 are presented below (in thousands, except diluted earnings per share).

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

In-process research and development (“IPRD”)	$—	$19,300
Impairment of an existing intangible asset displaced by software products acquired	—	1,906
Employee-related costs (primarily existing CSG employee redundancy costs)	840	2,346
Integration costs (e.g., legal, accounting, etc.)	2,639	3,396
All other	83	406

Total Kenan Business acquisition-related charges	$3,562	$27,354

Impact of Kenan Business acquisition-related expenses on results of operations (i.e., have reduced operating results):
Net income	$2,066	$20,411

Diluted earnings per share	$0.04	$0.38

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

Other Acquisitions.  The Company completed its acquisition of Davinci Technologies Inc. in December 2002, and its acquisition of the ICMS business from IBM in August 2002.  These acquisitions did not have a material impact on the results of operations for the three and six months ended June 30, 2003.

See the Company’s 2002 10-K for a detailed discussion of the Company’s 2002 business acquisitions.

Adelphia Communications Corporation

The Company provides processing services for approximately three million of Adelphia Communications Corporation’s (“Adelphia”) video customers.  Adelphia filed for bankruptcy protection under Chapter 11 on June 25, 2002.  The Company deferred the recognition of Adelphia’s June 2002 processing revenues due to the collectibility risk resulting from the bankruptcy filing and increased its allowance for doubtful accounts in the second quarter of 2002 for outstanding accounts receivable from Adelphia dated prior to June 2002.  The Company believes it is adequately reserved against its collectibility exposure for pre-bankruptcy accounts receivable of Adelphia as of June 30, 2003.  The Company continues to provide processing services for Adelphia post-bankruptcy.  As of the date of this filing, Adelphia is current on substantially all invoices related to services provided post-bankruptcy, and the Company believes that all amounts invoiced for future services will be fully collected under the current contractual payment terms.

Implementation Projects in Progress

General.  The Company’s GSS Division provides a variety of implementation services in conjunction with its software arrangements.  The nature of the efforts required to complete the implementations can range from relatively short and noncomplex projects to long and complex projects.  These implementation projects typically range from six to twelve months in length, but can be longer or shorter depending upon the specifics of the project.  Lengthy and/or complex projects carry a greater degree of business risk than those projects that are short and/or noncomplex in nature.  The length and complexity of an individual project is dependent upon many factors.  The Company’s inability to timely and successfully complete a project and meet client expectations could have a material adverse effect on the Company’s financial condition and results of operations.  See Exhibit 99.01 under “Implementation Project Complexities and Risks” included in this report for a more detailed discussion of the factors impacting the length and complexity of the Company’s implementation projects, as well as the related risks resulting from the Company’s inability to timely and successfully complete a project and meet client expectations.

Update on the European Implementation Project.  As discussed in greater detail in the Company’s 2002 10-K, the Company is currently engaged in a lengthy and complex implementation project with a client located in Europe in which the Company has responsibility for the implementation of certain of its software products, and also has responsibilities for certain aspects of the overall project management.  This project is significantly longer and more complex than the Company’s typical implementation projects.

The project began in 2001 and was originally expected to be completed in early 2003.  However, as the Company progressed through this project, the Company experienced various work complexities and delays in working towards completion of the project, and as a result, the Company has on several occasions increased its estimates of the required costs and efforts necessary to complete the project.  In particular, as a result of certain project difficulties and other factors experienced in the first quarter of 2003, the Company significantly increased the estimated costs and efforts necessary to complete the project during the first quarter of 2003.  As a result of these revised estimates, the Company’s recognized revenue of $1 million from this arrangement for the first quarter of 2003 was approximately $2 million less than originally anticipated at the beginning of the quarter, and it was determined that as of March 31, 2003, the overall project was expected to have an estimated loss (i.e., a loss contract) of approximately $3 million.  The Company accrued expense of approximately $1 million (included in cost of professional services) in the first quarter of 2003 in order to reflect the entire expected loss of $3 million for the project as of March 31, 2003.

During the second quarter of 2003, the Company executed an amendment to this contractual arrangement, with the key terms of the amendment summarized as follows:

•

the scope and timing of the Company’s work obligations were modified.  The Company’s total estimated professional services revenue of approximately $24 million to be generated under this arrangement was relatively unchanged by the amendment.  However, the amendment had the effect of shifting certain implementation-type tasks from the Company to the client.  In conjunction with this change, the Company now expects to perform certain post implementation-type tasks.  Primarily as a result of these changes, the Company’s revenue from this arrangement for the second quarter of 2003 was approximately $1 million less than originally anticipated at the beginning of the quarter.  The software system is expected to “go live” in November 2003, at which time, substantially all of the Company’s implementation-type obligations will be completed; and

•

the performance penalties of $2.1 million were eliminated from the arrangement in their entirety, and the client’s right for standard contractual damage claims for events through June 30, 2003 was eliminated, and the right to any such future claims was significantly reduced and contractually capped.

During the three months ended June 30, 2003, the Company recognized revenue under this arrangement of approximately $2 million, and has recognized revenue to date on this arrangement of approximately $19 million (approximately 81% complete as of June 30, 2003).  As of June 30, 2003, the overall estimated loss on the contract remained relatively unchanged from March 31, 2003 at approximately $3 million.  The Company reduced the loss contract accrual (previously recorded as of March 31, 2003) of $1 million by approximately $0.5 million (included in cost of professional services) during the second quarter of 2003 in order to properly reflect the loss contract status of $3 million as of June 30, 2003.

The Company had accounts receivable of approximately $8 million (approximately $3 million billed and $5 million unbilled) recorded as of June 30, 2003 related to this project.  The Company collected approximately $3 million of these accounts receivable subsequent to June 30, 2003 through the date of this filing.  The Company has approximately $10 million of fees yet to be invoiced under the arrangement.  The Company believes its revised obligations under the amended arrangement are attainable, and that the client will pay the fees included in the June 30, 2003 accounts receivable, and the future fees yet to be invoiced under the arrangement.  However, because of the various complexities of this project, there can be no assurances that the Company will complete the project under the revised schedule and at its current cost estimates, and avoid any future contractual damage claims.  Any future difficulties or delays in the project will directly impact the timing of future revenue recognition, the overall profitability on the project, and will likely delay the collection of the fees due under the arrangement.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Results of Operations – Consolidated Basis

Total Revenues.  Total revenues for the three months ended June 30, 2003 decreased 16.1% to $142.4 million, from $169.7 million for the three months ended June 30, 2002.  The decrease between periods relates to a 0.6% decrease in processing and related services revenues, a 44.5% decrease in software revenues, a 3.9% decrease in maintenance revenues, and a 49.8% decrease in professional services revenues. The decrease in software revenues is due primarily to a decrease in software sales within the Broadband Division.  The decrease in professional services revenues relates primarily to a decrease in professional service revenues in the GSS Division.

The Company uses the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic region are as follows (in thousands):

	Three Months Ended June 30,

	2003	2002

North America (principally the United States)	$107,273	$123,963
Europe, Middle East and Africa (principally Europe)	23,653	25,762
Asia Pacific	5,173	13,414
Central and South America	6,262	6,599

Total revenues	$142,361	$169,738

For revenues generated outside North America, no single country accounts for more than 5% of the Company’s total revenues.

See the “Results of Operations - Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Revenues.  See the Company’s 2002 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services.  The cost of processing and related services for the three months ended June 30, 2003 increased 1.4% to $35.5 million, from $35.0 million for the three months ended June 30, 2002.  Processing costs as a percentage of related processing revenues were 39.0% (gross margin of 61.0%) for the three months ended June 30, 2003 compared to 38.3% (gross margin of 61.7%) for the three months ended June 30, 2002.  Total processing costs and processing costs as a percentage of related revenue are relatively unchanged between periods, and is consistent with the Company’s continued focus on cost controls in this area.

Cost of Software and Maintenance.  The combined cost of software and maintenance for the three months ended June 30, 2003 increased 5.9% to $17.4 million, from $16.4 million for the three months ended June 30, 2002.  The cost of software and maintenance as a percentage of related revenues was 49.7% (gross margin of 50.3%) for the three months ended June 30, 2003 as compared to 36.0% (gross margin of 64.0%) for the three months ended June 30, 2002.  The decrease in gross margin is due primarily to a decrease software revenues between periods.

The combined cost of software and maintenance revenues was approximately $18.3 million in the first quarter of 2003, which reflects a sequential decrease of approximately $0.9 million when compared to the second quarter of 2003 amount of $17.4 million.  This decrease relates primarily to a decrease in amortization of client contracts between periods as this intangible asset acquired with the Kenan Business acquisition became fully amortized as of February 2003.

While the quarterly cost of software and maintenance revenues were relatively comparable for the last four quarters sequentially, the gross margin percentage for these revenue sources for both the third and fourth quarters of 2002 was approximately 53%, as compared to 44% and 50% for the first and second quarters of 2003, respectively.  As discussed below, fluctuations in the quarterly gross margin for software and maintenance revenues are an inherent characteristic of software companies, which can be impacted by, among others things, the timing of executed contracts in any one quarter.

Cost of Professional Services.  The cost of professional services for the three months ended June 30, 2003 decreased 15.3% to $14.7 million, from $17.3 million for the three months ended June 30, 2002, due primarily to a reduction in personnel costs, to include the impact of the recent cost reduction initiatives discussed above.  The cost of professional services as a percentage of related revenues was 89.8% (gross margin of 10.2%) for the three months ended June 30, 2003, as compared to 53.2% (gross margin of 46.8%) for the three months ended June 30, 2002.  The decrease in the gross margin percentage between periods relates primarily to a decrease in the GSS Division’s professional services revenues between periods, which is discussed in greater detail below under the “Results of Operations – Operating Segments”.

The gross margin percentages for the fourth quarter of 2002 and the first quarter of 2003 for this revenue source were approximately 1% and negative 2%, respectively.  The gross margin percentages for the fourth quarter of 2002 and first two quarters of 2003 are reflective of the recent difficulties the Company has experienced on the large European implementation project discussed above.  As discussed below, fluctuations in the gross margin for professional services revenues are an inherent characteristic of professional services companies, which can be impacted by, among others things, the amount of work performed on, and the overall status of implementation projects.

Gross Margin. As a result of the Kenan Business acquisition, the Company’s revenues from software licenses, maintenance services and professional services have increased and become a larger percentage of total revenues. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, maintenance services, and perform professional services.  The Company’s quarterly revenues for software licenses, maintenance services and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and the delivery of contracted services or products. See Exhibit 99.01, “Variability of Quarterly Results”, for additional discussion of factors that may cause fluctuations in quarterly revenues and operating results. However, the costs associated with software and maintenance revenues, and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in the cost of software and maintenance as a percentage of related revenues, and the cost of professional services as a percentage of related revenues, will likely occur between periods.

The overall gross margin for the three months ended June 30, 2003 decreased 26.0% to $74.8 million from $101.0 million for the three months ended June 30, 2002.  The overall gross margin percentage decreased to 52.5% for the three months ended June 30, 2003, compared to 59.5% for the three months ended June 30, 2002.  The decrease in the overall gross margin and overall gross margin percentage relate primarily to the decrease in gross margin between periods for software and maintenance revenues, and for professional services, as discussed above.

Research and Development Expense.  R&D expense for the three months ended June 30, 2003, decreased 22.6% to $16.9 million, from $21.8 million for the three months ended June 30, 2002.  As a percentage of total revenues, R&D expense decreased to 11.9% for the three months ended June 30, 2003, from 12.9% for the three months ended June 30, 2002.  The Company did not capitalize any internal software development costs during the three months ended June 30, 2003 and 2002.

The decrease in the R&D expenditures between periods is due primarily to the Company discontinuing the development of its CSG NextGen software product during the third quarter of 2002 and a reduction of R&D costs in other areas since the second quarter of 2002, to include a reduction of R&D personnel as a result of the recent cost reduction initiatives discussed above.  Prior to the Kenan Business acquisition, the primary focus of the GSS Division was on the development efforts of the Company’s CSG NextGen software product.  Following the Kenan Business acquisition, the Company discontinued the development of CSG NextGen as a stand-alone customer care and billing system.

During the second quarter of 2003, the Company focused its development and enhancement efforts on:

•	various R&D projects for the GSS Division, which includes updates and enhancements to the existing versions of the Kenan Business product suite, as well as new products; and
•	enhancements to CSG CCS/BP and related Broadband Division software products to increase the functionalities and features of the products.

The Company expects its investment in R&D over time will approximate the Company’s historical investment rate of 10-12% of total revenues.  This investment will be focused on the CSG CCS/BP and the Kenan Business product suites, as well as additional stand-alone products as they are identified.

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense for the three months ended June 30, 2003, decreased 3.1% to $32.0 million, from $33.0 million for the three months ended June 30, 2002.  As a percentage of total revenues, SG&A expense increased to 22.5% for the three months ended June 30, 2003, from 19.5% for the three months ended June 30, 2002.  The decrease in the amount of SG&A expense is due primarily to a decrease in bad debt expense between periods, to include the impact of the additional bad debt expense which was recorded in the second quarter of 2002 as a result of the Adelphia bankruptcy.  This decrease was partially offset by an increase in: (i) legal fees related to the Comcast litigation; and (ii) stock-based compensation expense.  The Company incurred approximately $6 million of legal fees in defense of the Comcast litigation and $1.2 million of stock-based compensation in the second quarter of 2003, as compared to $1.5 million and zero, respectively, in the second quarter of 2002.  The stock-based compensation relates to the restricted stock grants awarded to certain key members of management in the third quarter of 2002 and the first quarter of 2003.

The Company expects to incur approximately $4 to $5 million of defense costs related to the Comcast litigation in the third quarter of 2003.

Depreciation Expense.  Depreciation expense for the three months ended June 30, 2003 decreased 8.1% to $4.3 million, from $4.7 million for the three months ended June 30, 2002.  The decrease in depreciation expense relates to a reduction in capital expenditures made during the twelve months ended June 30, 2003 as compared to the twelve months ended June 30, 2002, primarily as a result of the Company’s focus on controlling its investments in capital expenditures at this time.

Kenan Business Acquisition-Related Expenses.  See the “Business Acquisitions” section above for discussions of these expenses, and the impact of those expenses on the results of operations for 2002.

Restructuring Charges. See the “Restructuring Charges” section above for discussions of the Company’s cost reduction initiatives and related restructuring charges, and the impact of those charges on the results of operations for 2003.

Operating Income.  Operating income for the three months ended June 30, 2003, was $20.5 million or 14.4% of total revenues, compared to $37.8 million or 22.3% of total revenues for the three months ended June 30, 2002.  The decrease in these measures between years relates to the factors discussed above.

Interest Expense.  Interest expense for the three months ended June 30, 2003, decreased 20.3% to $3.5 million, from $4.4 million for the three months ended June 30, 2002, with the decrease due to the reduction in the long-term debt balance and lower interest rates.  The weighted-average balance of the Company’s long-term debt for the three months ended June 30, 2003 was approximately $257 million, compared to approximately $270 million for the three months ended June 30, 2002.  The weighted-average interest rate on the Company’s debt borrowings for the three months ended

June 30, 2003, including the amortization of deferred financing costs and commitment fees on the Company’s revolving credit facility, was approximately 5.2%, compared to 6.3% for the three months ended June 30, 2002.  On May 6, 2003, the Company made a voluntary principal payment on its long-term debt of $20.0 million, reducing its long-term debt balance to approximately $249 million as of June 30, 2003. In addition, the Company has committed to make an additional voluntary principal payment of $20 million in August 2003.

Interest and Investment Income.  Interest and investment income for the three months ended June 30, 2003, decreased 21.0% to $0.4 million, from $0.6 million for the three months ended June 30, 2002. The decrease was due primarily to a reduction in the returns on invested funds.

Other income/expense.  Other income for the three months ended June 30, 2003, was $2.4 million compared to other expense of $1.2 million for the three months ended June 30, 2002.  The change is due primarily to foreign currency transaction gains during the three months ended June 30, 2003.

Income Tax Provision.  For the three months ended June 30, 2003, the Company recorded an income tax provision of $8.1 million, or an effective income tax rate of approximately 40%, compared to an effective income tax rate of 41% for the three months ended June 30, 2002.

As of June 30, 2003, the Company’s net deferred tax assets of $43.5 million were related primarily to its domestic operations, and represented approximately 6% of total assets.  The Company continues to believe that sufficient taxable income will be generated to realize the benefit of these deferred tax assets.  The Company’s assumptions of future profitable domestic operations are supported by its strong operating performances by the Broadband Division over the last several years.

Results of Operations - Operating Segments

The Company serves its clients through its two operating segments:  the Broadband Division and the GSS Division. See the Company’s 2002 Form 10-K for further discussion of the operations of each operating segment and the related product and service offerings, and the components of segment operating results.

The Company’s operating segment information and corporate overhead costs for the three months ended June 30, 2003 and 2002 are presented below (in thousands).

	Three Months Ended June 30, 2003

	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$90,433	$608	$—	$91,041
Software revenues	466	11,682	—	12,148
Maintenance revenues	5,079	17,749	—	22,828
Professional services revenues	212	16,132	—	16,344

Total revenues	96,190	46,171	—	142,361
Segment operating expenses (1)	53,409	48,161	19,261	120,831

Contribution margin (loss) (1)	$42,781	$(1,990)	$(19,261)	$21,530

Contribution margin (loss) percentage	44.5%	(4.3)%	N/A	15.1%

	Three Months Ended June 30, 2002

	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$91,446	$137	$—	$91,583
Software revenues	15,600	6,278	—	21,878
Maintenance revenues	5,084	18,662	—	23,746
Professional services revenues	703	31,828	—	32,531

Total revenues	112,833	56,905	—	169,738
Segment operating expenses (1)	56,953	56,060	12,346	128,359

Contribution margin (loss) (1)	$55,880	$(2,155)	$(12,346)	$41,379

Contribution margin (loss) percentage	49.5%	(3.8)%	N/A	24.4%

(1)

Segment operating expenses and contribution margin (loss) exclude:  (i) the restructuring charges of $1.0 million for the three months ended June 30, 2003; and (ii) the Kenan Business acquisition-related expenses of $3.6 million for the three months ended June 30, 2002.  Of the $1.0 million restructuring charge recorded in the second quarter of 2003, all of the charges relate to the GSS Division.  See Note 7 to the Condensed Consolidated Financial Statements for reconciling information between reportable segments contribution margin and the Company’s consolidated totals.

Broadband Division
Total Revenues. Total Broadband Division revenues for the three months ended June 30, 2003 decreased 14.8% to $96.2 million, from $112.8 million for the three months ended June 30, 2002, primarily as a result of lower software revenues in 2003.

Processing revenues.  Processing revenues for the three months ended June 30, 2003 were $90.4 million, compared to $91.4 million for the three months ended June 30, 2002.  The decrease in processing revenues resulted from a decrease in revenue per customer, which was partially offset by an increase in the number of customers of the Company’s clients which were serviced by the Company.  Customers served were as follows (in thousands):

	As of June 30,

	2003	2002	Increase (Decrease)

Video	42,417	39,763	2,654
Internet	3,943	4,393	(450)
Telephony	76	136	(60)

Total	46,436	44,292	2,144

Total customers processed on the Company systems as of June 30, 2003 increased approximately 5% from June 30, 2002, with the increase due primarily to the conversion of additional customers to the Company’s systems and internal customer growth experienced by existing clients.

Total customer accounts processed on CSG’s systems as of March 31, 2003 were 46.6 million, reflecting a sequential decrease in customer accounts when compared to June 30, 2003.  This decrease is due primarily to approximately one million wholesale Internet customer accounts that were converted to the respective client’s internal customer care and billing application during the second quarter of 2003, with this decrease partially offset by an increase in video customer accounts, due primarily to the conversion of additional customers to the Company’s systems and internal customer growth experienced by existing clients during the second quarter of 2003.  The loss of the one million Internet accounts will not have a significant impact to the Company’s results of operations going forward.

The annualized revenue per unit (“ARPU”) for video and Internet accounts for the second quarter of 2003 and 2002 were as follows:

	Three months ended June 30,

	2003	2002	Increase (Decrease)

Video account	$8.32	$8.90	(6.5)%
Internet account	3.10	4.40	(29.5)%

The decrease in the ARPU for video accounts between the second quarter of 2003 and 2002 was due primarily to: (i) lower consulting fees (i.e., special projects) being purchased by the Company’s clients; and (ii) changes in the usage of ancillary services by clients.  The ARPU for video accounts for the first quarter of 2003 was $8.40, compared to $8.32 for the second quarter of 2003, with the decrease due primarily to the Company’s clients purchasing fewer ancillary services during the period.  As a result of the recent downward trend in the ARPU for video accounts, for the remainder of 2003, the Company expects the ARPU for video accounts to range between $8.30 to $8.40, down from the Company’s previous expectations of between $8.40 to $8.50.

The decrease in ARPU for Internet accounts between the second quarter of 2003 and 2002 was due primarily to: (i) the ability of Internet clients to spread their processing costs, some of which are fixed, across a larger customer base; (ii) lower pricing tiers due to volume growth in customers processed for certain clients; and (iii) lower usage of ancillary services.  The annualized processing revenues per Internet account for the first quarter of 2003 was $3.27. The annualized processing revenue per Internet subscriber for the second quarter of 2003 was $3.10, which was within the Company’s expectations for the quarter.  For the remainder of 2003, the Company expects the ARPU for Internet accounts to range between $3.00 to $3.25, unchanged from the Company’s previous expectations.

Software Revenue.  Software revenue for the three months ended June 30, 2003 decreased by 97.0% to $0.5 million, from $15.6 million for the three months ended June 30, 2002.  The decrease in software revenue was due primarily to two large software sales in the second quarter of 2002, with no similar transactions in the second quarter of 2003.

Maintenance Revenue.  Maintenance revenue for the three months ended June 30, 2003 and June 30, 2002 was relatively unchanged at $5.1 million in each quarter.

Segment Operating Expenses and Contribution Margin.  Broadband Division operating expenses for the three months ended June 30, 2003 decreased by 6.2% to $53.4 million, from $57.0 million for the three months ended June 30, 2002.  Broadband Division contribution margin decreased by 23.4% to $42.8 million (contribution margin percentage of 44.5%) for the three months ended June 30, 2003, from $55.9 million (contribution margin percentage of 49.5%) for the three months ended June 30, 2002.  The Broadband Division contribution margin and contribution margin percentage decreased between periods primarily as a result of a decrease in software revenues during the three months ended June 30, 2003.  As discussed above, the costs associated with software and maintenance revenues, and professional services generally are fixed in nature within a relatively short period of time, and thus, decreases in these revenues generally do not result in a corresponding decrease in operating expenses.

GSS Division
Total Revenues. Total GSS Division revenues for the three months ended June 30, 2003 were $46.2 million, as compared to $56.9 million for the three months ended June 30, 2002, with the decrease due primarily to reduced professional services revenues, partially offset by an increase in software revenues.

Software Revenue.  Software revenue for the three months ended June 30, 2003 increased by 86.1% to $11.7 million, from $6.3 million for the three months ended June 30, 2002. The increase in software revenue was due primarily to stronger demand for software during the current quarter.  Software revenues for the first quarter of 2003 were approximately $8.5 million.  As explained above, variability in revenues from software sales is an inherent characteristic of software companies and is expected to continue in future periods.

Maintenance Revenue.  Maintenance revenue for the three months ended June 30, 2003 decreased by 4.9% to $17.7 million, from $18.7 million for the three months ended June 30, 2002.  This decrease in maintenance revenue was due primarily to certain maintenance agreements not being renewed and certain maintenance agreements being renewed at lower rates.  The GSS Division’s maintenance services are typically contracted for on an annual basis, with the majority of the renewal dates occurring in the first and fourth fiscal quarters of the year.

Maintenance revenue for the first quarter of 2003 was $17.4 million. The sequential quarterly increase relates primarily to several maintenance agreements that were not renewed at the end of the first quarter as anticipated, being renewed in the second quarter.  For the third quarter of 2003, the Company expects the GSS Division’s maintenance revenue to be comparable to that of the second quarter of 2003.

Professional Services Revenue.  Professional services revenue for the three months ended June 30, 2003 decreased by 49.3% to $16.1 million, from $31.8 million for the three months ended June 30, 2002.  The decrease in professional services revenue was due primarily to decreased revenue from the large European implementation project discussed above, and to a lesser degree, substantial completion (when compared to the second quarter of 2002) of several other large project obligations assumed from Lucent as part of the Kenan Business acquisition.

Professional services revenue for the first quarter of 2003 was $17.8 million.  As discussed above, as a result of the execution of a contractual amendment during the current quarter for the large European implementation project, the Company’s revenue from this arrangement for the second quarter of 2003 was approximately $1 million less than originally anticipated.  For the third quarter of 2003, the Company expects the GSS Division’s professional services revenue to be comparable to that of the second quarter of 2003.

Segment Operating Expenses and Contribution Loss.  GSS Division operating expenses for the three months ended June 30, 2003 decreased by 14.1% to $48.2 million, from $56.1 million for the three months ended June 30, 2002.  The decrease in operating expenses between periods is primarily due to the cost reduction initiatives that began in the third quarter of 2002, principally a reduction in personnel costs primarily as a result of involuntary employee terminations, and to a lesser degree, a reduction in costs as the result of the Company abandoning certain office facilities.

The GSS Division contribution loss decreased by 7.7% to $2.0 million (a negative contribution margin percentage of 4.3%) for the three months ended June 30, 2003, from $2.2 million (a negative contribution margin percentage of 3.8%) for the three months ended June 30, 2002, due to the factors discussed above.

The GSS Division contribution loss for the first quarter of 2003 was $7.0 million.  The improvement in the contribution loss in the second quarter of 2003 (i.e., a decrease in the contribution loss) relates to an increase in segment revenues of $1.8 million and a decrease in segment expenses of $3.2 million between periods.  The Company is expecting the GSS Division will achieve a contribution margin breakeven position no later than the first quarter of 2004.

Corporate
Corporate Operating Expenses. Corporate overhead expenses for the three months ended June 30, 2003, increased 56.0% to $19.3 million, from $12.3 million for the three months ended June 30, 2002.  The increase in operating expenses relates primarily to: (i) an increase in legal fees related to the Comcast litigation; and (ii) stock-based compensation expense.  The Company incurred approximately $6 million of legal fees in defense of the Comcast litigation and $1.2 million of stock-based compensation in the second quarter of 2003, as compared to $1.5 million and zero, respectively, in the second quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Results of Operations – Consolidated Basis

Total Revenues.  Total revenues for the six months ended June 30, 2003 decreased 5.3% to $284.3 million, from $300.1 million for the six months ended June 30, 2002.  The decrease between periods relates to a 0.2% decrease in processing and related services, a 49.7% decrease in software revenues, a 25.8% increase in maintenance revenues, and a 7.3% decrease in professional services revenues. The decrease in software revenues is due primarily to a decrease in software sales within the Broadband Division.  The increase in maintenance revenues relates primarily to 2003 having a full six months of operating results from the Kenan Business (acquired as of February 28, 2002), as compared to only four month of operations during 2002.

The Company uses the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic region are as follows (in thousands):

	Six Months Ended June 30,

	2003	2002

North America (principally the United States)	$213,877	$233,385
Europe, Middle East and Africa (principally Europe)	43,544	42,476
Asia Pacific	13,314	16,131
Central and South America	13,558	8,121

Total revenues	$284,293	$300,113

For revenues generated outside North America, no single country accounts for more than 5% of the Company’s total revenues.

See the “Results of Operations - Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services. The cost of processing and related services for the six months ended June 30, 2003 decreased 0.6% to $69.7 million, from $70.1 million for the six months ended June 30, 2002.  Processing costs as a percentage of related processing revenues were 38.2% (gross margin of 61.8%) for the six months ended June 30, 2003 compared to 38.4% (gross margin of 61.6%) for the six months ended June 30, 2002.  Total processing costs and processing costs as a percentage of related revenue are relatively unchanged between periods, and is consistent with the Company’s continued focus on cost controls in this area.

Cost of Software and Maintenance. The combined cost of software and maintenance for the six months ended June 30, 2003 increased 64.3% to $35.7 million, from $21.7 million for the six months ended June 30, 2002.  The increase relates primarily to 2003 having a full six months of Kenan Business operations, as compared to only four months of Kenan Business operations in 2002.  The cost of software and maintenance as a percentage of related revenues was 52.9% (gross margin of 47.1%) for the six months ended June 30, 2003 as compared to 27.1% (gross margin of 72.9%) for the six months ended June 30, 2002.  The decrease in the gross margin percentage between periods relates primarily to a decrease in software revenues and the inclusion of six months of Kenan Business operations in 2003, as compared to only four months of Kenan Business operations in 2002.

Cost of Professional Services.  The cost of professional services for the six months ended June 30, 2003 increased 17.1% to $33.2 million, from $28.4 million for the six months ended June 30, 2002.  The increase relates primarily to 2003 having a full six months of Kenan Business operations, as compared to only four months of Kenan Business operations in 2002, partially offset by a reduction in personnel costs as a result of the recent cost reduction initiatives discussed above.  The cost of professional services as a percentage of related revenues was 96.2% (gross margin of 3.8%) for the six months ended June 30, 2003, as compared to 76.1% (gross margin of 23.9%) for the six months ended June 30, 2002.  The decrease in the gross margin percentage between periods relates primarily to the impact of the changes in the GSS Division’s professional services revenues and related costs between periods, which is discussed in greater detail below under the “Results of Operations – Operating Segments”.

Gross Margin.  The overall gross margin for the six months ended June 30, 2003 decreased 19.0% to $145.7 million from $179.9 million for the six months ended June 30, 2002.  The overall gross margin percentage decreased to 51.3% for the six months ended June 30, 2003, compared to 60.0% for the six months ended June 30, 2002.  The decrease in the overall gross margin and overall gross margin percentage relate primarily to the decrease in gross margin between periods for software and maintenance revenues, and for professional services, as discussed above.

Research and Development Expense.  R&D expense for the six months ended June 30, 2003, decreased 16.8% to $32.4 million, from $38.9 million for the six months ended June 30, 2002.  As a percentage of total revenues, R&D expense decreased to 11.4% for the six months ended June 30, 2003, from 13.0% for the six months ended June 30, 2002.  The Company did not capitalize any internal software development costs during the six months ended June 30, 2003 and 2002.

The decrease in the R&D expenditures between periods is due primarily to the Company discontinuing the development of its CSG NextGen software product during the third quarter of 2002 and a reduction of R&D costs in other areas since the second quarter of 2002, to include a reduction of R&D personnel as a result of the recent cost reduction initiatives discussed above.  Prior to the Kenan acquisition, the primarily focus of the GSS Division was on the development efforts of the Company’s CSG NextGen software product.  Following the Kenan Business acquisition, the Company discontinued the development of CSG NextGen as a stand-alone customer care and billing system.

During the first six months of 2003, the Company focused its development and enhancement efforts on:
•	various R&D projects for the GSS Division, which includes updates and enhancements to the existing versions of the Kenan Business product suite, as well as new products; and
•	enhancements to CSG CCS/BP and related Broadband Division software products to increase the functionalities and features of the products.

Selling, General and Administrative Expense.  SG&A expense for the six months ended June 30, 2003, increased 13.8% to $61.7 million, from $54.2 million for the six months ended June 30, 2002.  As a percentage of total revenues, SG&A expense increased to 21.7% for the six months ended June 30, 2003, from 18.1% for the six months ended June 30, 2002.  The increase in SG&A expense relates primarily to: (i) an increase in legal fees related to the Comcast litigation; and (ii) stock-based compensation expense.  The Company incurred approximately $11 million of legal fees in defense of the Comcast litigation and $2.4 million of stock-based compensation in the six months ended June 30, 2003, as compared to $1.5 million and zero, respectively, for 2002.  These increases were partially offset primarily by a decrease in bad debt expense between periods, to include the impact of the additional bad debt expense which was recorded in the second quarter of 2002 as a result of the Adelphia bankruptcy.

Depreciation Expense.  Depreciation expense for the six months ended June 30, 2003 and 2002 was relatively unchanged at $8.9 million for each period.  The capital expenditures during the last six months of 2002 and first six months of 2003 consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure expansion.  Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Kenan Business Acquisition-Related Expenses.  See the “Business Acquisitions” section above for discussions of these expenses, and the impact of those expenses on the results of operations for 2002.

Restructuring Charges. See the “Restructuring Charges” section above for discussions of the Company’s cost reduction initiatives and related restructuring charges, and the impact of those charges on the results of operations for 2003.

Operating Income.  Operating income for the six months ended June 30, 2003, was $38.5 million or 13.5% of total revenues, compared to $50.5 million or 16.8% of total revenues for the six months ended June 30, 2002.  The decrease in these measures between years relates to the factors discussed above.

Interest Expense.  Interest expense for the six months ended June 30, 2003, increased 17.1% to $7.4 million, from $6.3 million for the six months ended June 30, 2002, with the increase due primarily to the Company borrowings to finance the Kenan Business acquisition.  The weighted-average balance of the Company’s long-term debt for the six months ended June 30, 2003 was approximately $263 million, compared to approximately $183 million for the six months ended June 30, 2002.  The weighted-average interest rate on the Company’s debt borrowings for the six months ended June 30, 2003, including the amortization of deferred financing costs and commitment fees on the Company’s revolving credit facility, was approximately 5.3%, compared to 6.2% for the six months ended June 30, 2002.

Interest and Investment Income.  Interest and investment income for the six months ended June 30, 2003, decreased 47.9% to $0.7 million, from $1.4 million for the six months ended June 30, 2002. The decrease was due primarily to lower funds available for investment throughout the period, and to a lesser degree, the reduction in the returns on invested funds.

Other income/expense.  Other income for the six months ended June 30, 2003, was $2.8 million compared to other expense of $1.1 million for the six months ended June 30, 2002.  The change is due primarily to foreign currency transaction gains during the six months ended June 30, 2003.

Income Tax Provision.  For the six months ended June 30, 2003, the Company recorded an income tax provision of $14.0 million, or an effective income tax rate of approximately 40%, compared to an effective income tax rate of 51% for the six months ended June 30, 2002.  The effective income tax rate for 2002 was negatively impacted by certain items recorded in conjunction with the Kenan Business acquisition.

The effective income tax rate for the first two quarters of 2003 represents the Company’s estimate of the effective income tax rate for 2003.  This estimate for 2003 is based on various assumptions, with the two primary assumptions related to the Company’s estimate of total pretax income, and the amounts and sources of foreign pretax income.  The actual effective income tax rate for 2003 could deviate from the 40% estimate based on the Company’s actual 2003 experiences with these items, as well as others.

The Company is in the process of evaluating its long-term international income tax strategy.  The effective income tax rate may be adversely impacted during this interim period based on the location in which future foreign profits and losses are generated.

Results of Operations - Operating Segments

The Company’s operating segment information and corporate overhead costs for the six months ended June 30, 2003 and 2002 are presented below (in thousands).

	Six Months Ended June 30, 2003

	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$180,882	$1,335	$—	$182,217
Software revenues	2,135	20,177	—	22,312
Maintenance revenues	10,108	35,123	—	45,231
Professional services revenues	582	33,951	—	34,533

Total revenues	193,707	90,586	—	284,293
Segment operating expenses (1)	105,007	99,552	37,074	241,633

Contribution margin (loss) (1)	$88,700	$(8,966)	$(37,074)	$42,660

Contribution margin (loss) percentage	45.8%	(9.9)%	N/A	15.0%

	Six Months Ended June 30, 2002

	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$182,258	$259	$—	$182,517
Software revenues	22,679	21,699	—	44,378
Maintenance revenues	9,845	26,120	—	35,965
Professional services revenues	1,800	35,453	—	37,253

Total revenues	216,582	83,531	—	300,113
Segment operating expenses (1)	106,972	93,002	22,269	222,243

Contribution margin (loss) (1)	$109,610	$(9,471)	$(22,269)	$77,870

Contribution margin (loss) percentage	50.6%	(11.3)%	N/A	25.9%

(1)

Segment operating expenses and contribution margin (loss) exclude:  (i) the restructuring charges of $4.2 million for the six months ended June 30, 2003; and (ii) the Kenan Business acquisition-related expenses of $27.4 million for the six months ended June 30, 2002.  Of the $4.2 million restructuring charges recorded in 2003, approximately $0.1 million relate to the Broadband Division and $4.1 million relate to the GSS Division.

See Note 7 to the Condensed Consolidated Financial Statements for reconciling information between reportable segments contribution margin and the Company’s consolidated totals.

Broadband Division
Total Revenues. Total Broadband Division revenues for the six months ended June 30, 2003 decreased 10.6% to $193.7 million, from $216.6 million for the six months ended June 30, 2002, primarily as a result of lower software revenues in 2003.

Processing revenues.  Processing revenues for the six months ended June 30, 2003 were $180.9 million, compared to $182.3 million for the six months ended June 30, 2002.  The decrease in processing revenues resulted from a decrease in revenue per customer, which was partially offset by an increase in the number of customers of the Company’s clients which were serviced by the Company, as discussed above.

The ARPU for video and Internet accounts for the first six months of 2003 and 2002 were as follows:

	Six months ended June 30,

	2003	2002	Increase (Decrease)

Video account	$8.36	$8.77	(4.6)%
Internet account	3.18	4.24	(25.0)%

The decrease in the ARPU for video accounts relates primarily to (i) lower consulting fees (i.e. special projects) being purchased by the Company’s clients; and (ii) changes in the usage of ancillary services by clients.   The decrease in the ARPU for Internet accounts is due primarily to: (i) the ability of Internet clients to spread their processing costs, some of which are fixed, across a larger customer base; (ii) lower pricing tiers due to volume growth in customers processed for certain clients; and (iii) lower usage of ancillary services.

Software Revenue.  Software revenue for the six months ended June 30, 2003 decreased by 90.6% to $2.1 million, from $22.7 million for the six months ended June 30, 2002.  The decrease in software revenue was due primarily to several large software sales made during 2002, with no similar transactions in 2003.

Maintenance Revenue.  Maintenance revenue for the six months ended June 30, 2003 and June 30, 2002 was relatively unchanged at $10.1 million and $9.8 million, respectively.

Segment Operating Expenses and Contribution Margin.  Broadband Division operating expenses for the six months ended June 30, 2003 decreased by 1.8% to $105.0 million, from $107.0 million for the six months ended June 30, 2002.  Broadband Division contribution margin decreased by 19.1% to $88.7 million (contribution margin percentage of 45.8%) for the six months ended June 30, 2003, from $109.6 million (contribution margin percentage of 50.6%) for the six months ended June 30, 2002.  The Broadband Division contribution margin and contribution margin percentage decreased between periods primarily as a result of a decrease in software revenues during the six months ended June 30, 2003.  As discussed above, the costs associated with software and maintenance revenues, and professional services generally are fixed in nature within a relatively short period of time, and thus, decreases in these revenues generally do not result in a corresponding decrease in operating expenses.

GSS Division
Total Revenues. Total GSS Division revenues for the six months ended June 30, 2003 increased by 8.4% to $90.6 million, as compared to $83.5 million for the six months ended June 30, 2002, with the increase due primarily to the first two quarters of 2003 having a full six months of operations from the Kenan Business (acquired as of February 28, 2002), as compared to only four months of operations during the first two quarters of 2002.

Software Revenue.  Software revenue for the six months ended June 30, 2003 decreased by 7.0% to $20.2 million, from $21.7 million for the six months ended June 30, 2002. The decrease in software revenue was due primarily to a large software transaction that occurred in the first quarter of 2002, with no similar transaction in 2003.

Maintenance Revenue.  Maintenance revenue for the six months ended June 30, 2003 increased by 34.5% to $35.1 million, from $26.1 million for the six months ended June 30, 2002.  This increase in maintenance revenue was primarily due to the Company having six months of Kenan Business maintenance revenue in 2003, as compared to four months of maintenance revenue in 2002, partially offset by certain maintenance agreements not being renewed and certain maintenance agreements being renewed at lower rates.

Professional Services Revenue.  Professional services revenue for the six months ended June 30, 2003 decreased by 4.2% to $34.0 million, from $35.5 million for the six months ended June 30, 2002. The decrease in professional services revenue was due primarily to decreased revenue from the large European implementation project discussed above, and to a lesser degree, substantial completion (when compared to the first six months of 2002) of several other large project obligations assumed from Lucent as part of the Kenan Business acquisition, with this decrease partially offset by the Company having six months of Kenan Business professional services revenue in 2003, as compared to four months of revenue in 2002.

Segment Operating Expenses and Contribution Loss.  GSS Division operating expenses for the six months ended June 30, 2003 increased by 7.0% to $99.6 million, from $93.0 million for the six months ended June 30, 2002.  The increase in operating expenses between periods relates primarily to the inclusion of six months of operating expenses for the Kenan Business in 2003, as compared to four months in 2002, partially offset by the cost reduction initiatives that began in the third quarter of 2002, principally a reduction in personnel costs as a result of involuntary employee terminations, and to a lesser degree, a reduction in costs as the result of the Company abandoning certain office facilities.

The GSS Division contribution loss decreased by 5.3% to $9.0 million (a negative contribution margin percentage of 9.9%) for the six months ended June 30, 2003, from $9.5 million (a negative contribution margin percentage of 11.3%) for the six months ended June 30, 2002, due to the factors discussed above.

Corporate
Corporate Operating Expenses. Corporate overhead expenses for the six months ended June 30, 2003, increased 66.5% to $37.1 million, from $22.3 million for the six months ended June 30, 2002. The increase in operating expenses relates primarily to: (i) an increase in legal fees related to the Comcast litigation; (ii) an increase in operating expenses related to additional marketing and administrative costs to support the Company’s overall growth (to include the Kenan Business acquisition); and (iii) stock-based compensation expense. The Company incurred approximately $11 million of legal fees in defense of the Comcast litigation and $2.4 million of stock-based compensation in the six months ended June 30, 2003, as compared to $1.5 million and zero, respectively, for 2002.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity.  The Company’s principal sources of liquidity include cash, cash equivalents, and short-term investments, and as of June 30, 2003, the total for these items was $128.4 million, compared to $114.4 million as of March 31, 2003, and $95.4 million as of December 31, 2002.

The Company also has a revolving credit facility in the amount of $100 million, under which there were no borrowings outstanding as of June 30, 2003.  The Company’s ability to borrow under the revolving credit facility is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation, as determined in the Company’s credit agreement.  Based on this calculation as of June 30, 2003, approximately $42 million of the revolving credit facility was available to the Company.  For the remainder of 2003, the Company expects the amount available under the revolving credit facility to be comparable to this amount, with such availability dependent upon many factors.  The revolving credit facility expires in February 2007.

The Company generally has ready access to substantially all of its cash and short-term investment balances, but does face limitations on moving cash out of certain foreign jurisdictions.  As of June 30, 2003, the cash and short-term investments subject to such limitations were not significant. In addition, the Company’s credit facility places certain restrictions on the amount of cash that can be freely transferred between certain operating subsidiaries.  These restrictions are not expected to cause any liquidity issues at the individual subsidiary level in the foreseeable future.

Billed Accounts Receivable.  The Company’s billed trade accounts receivable and related allowance for doubtful accounts (“Allowance”) as of the end of the indicated periods, and the Company’s calculation of days billings outstanding (“DBO”), as defined below, for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net billed	DBOs

June 30, 2003	$183,189	$(14,093)	$169,096	79
March 31, 2003	182,573	(12,609)	169,964	68
December 31, 2002	172,496	(12,079)	160,417	73

The increase in the gross balance between December 31, 2002 and March 31, 2003 relates primarily to: (i) weaker cash collections during the first quarter of 2003 within the GSS Division than anticipated; and (ii) several large professional services invoices within the GSS Division being issued at the end of the first quarter of 2003 as a result of the Company reaching various billing milestones as of that date.  During the second quarter of 2003, the Company did not collect certain accounts receivable as had been expected, including accounts receivable related to certain clients located in India, as discussed in greater detail below.  As a result, the gross balance at June 30, 2003 remained relatively consistent with that of March 31, 2003.

The increase in the Allowance balance between March 31, 2003 and June 30, 2003 is primarily a result of an increase in the aging of certain accounts receivable within the GSS Division during the current quarter, to include considerations for certain accounts receivable related to certain clients located in India, as discussed in greater detail below.  As of June 30, 2003, the Company believes it has adequately reserved for its collectibility exposure on its accounts receivable.

The Company’s billed trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items).  As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of DBO rather than a typical days sales outstanding (“DSO”) calculation.  DBO is calculated based on the billing for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period.  The increased aging of certain accounts receivable within the GSS Division was one of the primary causes of the increase in the DBO between March 31, 2003 and June 30, 2003.  The Company’s target DBO range is 65-75 days.  The Company remains focused on improving its cash collections and reducing the overall aging of its accounts receivable and believes it can achieve its targeted range of DBO of 65-75 days in the future.  However, there can be no assurance that the Company will achieve this target range for its DBOs.

The Broadband Division’s credit risk for its accounts receivable is concentrated among large, established cable television and satellite companies located in the U.S.  The GSS Division’s credit risk for its accounts receivable is spread among a wide range of telecommunications service providers located throughout the world.  The Company’s billed trade accounts receivable balances by geographic region (based on the location of the client) as of the end of the indicated periods are as follows (in thousands):

	June 30, 2003	March 31, 2003	December 31, 2002

North America (principally the U.S.)	$105,504	$111,470	$119,765
Europe, Middle East and Africa (principally Europe)	35,354	29,985	27,058
Asia Pacific (principally India)	28,612	27,278	15,959
Central and South America	13,719	13,840	9,714

Total billed accounts receivable	183,189	182,573	172,496
Less allowance for doubtful accounts	(14,093)	(12,609)	(12,079)

Total billed accounts receivable, net of allowance	$169,096	$169,964	$160,417

As expected, the greater diversity in the geographic composition of the Company’s client base has increased the

Company’s accounts receivable balance and adversely impacted DBO (when compared to the Company’s historical experience prior to the Kenan Business acquisition) as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions.  For example, the Company’s ability to bill (i.e., send an invoice) and collect arrangement fees may be dependent upon, among other things: (i) the completion of various client administrative matters, local country billing protocols and processes (including local cultural differences), and/or non-client administrative matters; (ii) the Company meeting certain contractual invoicing milestones; or (iii) the overall project status in certain situations in which the Company acts as a subcontractor to another vendor on a project.

In particular, the Company has two large implementation projects in progress in the Asia/Pacific region where the Company is executing on the implementation projects generally as expected, but for which the Company had the following gross accounts receivable balances outstanding as of the end of the indicated periods (in thousands):

Quarter Ended	Billed	Unbilled	Total

June 30, 2003	$18,952	$—	$18,952
March 31, 2003	21,224	1,590	22,814
December 31, 2002	7,785	4,303	12,088

The Company had originally expected to bill and collect a substantial percentage of the December 31, 2002 amounts by the end of the first quarter of 2003, but due to various complications in the billing and cash collection cycle related to these arrangements, the Company was not successful in such collections as of March 31, 2003.  The Company received payments of approximately $5 million of the March 31, 2003 accounts receivable during the second quarter of 2003, and has collected an additional $1.6 million subsequent to June 30, 2003 through the date of this filing, but continues to experience certain difficulties in collecting the remaining balances.  Based on its most recent interactions with the clients, the Company now expects to collect substantially all of these June 30, 2003 accounts receivable by the end of 2003, with a significant percentage expected to be collected by the end of the third quarter of 2003.  Although the Company believes the amounts due under these arrangements are collectible, because of the various difficulties experienced with these arrangements to date, there can be no assurances that the Company will collect these amounts within the expected time frames.  In addition, these clients are located within India, resulting in approximately 11% of the Company’s net billed accounts receivable being concentrated in this foreign country as of June 30, 2003 compared to 13% as of March 31, 2003.  There is an inherent risk whenever such a large percentage of total accounts receivable is concentrated within one foreign country.  One such risk is that, should a foreign country’s political or economic conditions adversely change, it could become difficult to receive payments from clients within that foreign country.  The Company does not expect such conditions to occur in India in the foreseeable future, and as a result, the Company does not believe the concentration of accounts receivable in India subjects the Company to higher collection risks.

Unbilled Accounts Receivable.  Revenue earned and recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. The Company’s unbilled accounts receivable and other receivables as of June 30, 2003, were $27.1 million, compared to $25.6 million as of March 31, 2003, and $28.9 million as of December 31, 2002.  Unbilled accounts receivable are an inherent characteristic of certain software and professional services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.  The June 30, 2003 unbilled accounts receivable balance consists primarily of several large transactions with various milestone and contractual billing dates which have not yet been reached.  A substantial percentage of the June 30, 2003 unbilled accounts receivable are scheduled to be billed and collected by the end of the fourth quarter of 2003.  However, there can be no assurances that the fees will be billed and collected within the expected time frames.

Accounts Payable and Accrued Employee Compensation.  As of June 30, 2003 and December 31, 2002, the Company had $44.7 million and $51.5 million, respectively, of trade accounts payable and accrued employee compensation.  The decrease relates primarily to the timing of various payments, in particular, payment of the 2002 management performance bonuses that were made during the first quarter of 2003.

Deferred Revenues.  Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue.  Deferred revenue broken out by source of revenue as of the end of the indicated periods was as follows (in thousands):

	June 30, 2003	March 31, 2003	December 31, 2002

Processing and related services	$6,509	$3,726	$3,887
Software	6,471	5,035	2,854
Maintenance services	38,985	38,140	30,994
Professional services	14,994	15,035	9,766

Total	$66,959	$61,936	$47,501

The increase in deferred revenues related to maintenance and professional services between June 30, 2003 and December 31, 2002 relates to the timing of invoices for such services.  The majority of the Company’s maintenance agreements provide for invoicing of annual maintenance fees in the first and fourth fiscal quarters of the year.

Long Term Debt.  On May 6, 2003, the Company made a voluntary principal payment of $20 million.  As a result of this prepayment, the remaining scheduled principal payments for 2003 are $6.2 million.

In addition, the Company has committed to make an additional voluntary principal payment of $20 million in August 2003.

Deferred Employee Compensation.  As of June 30, 2003 and December 31, 2002, the Company had deferred employee compensation of $8.1 million and $3.9 million, respectively, with the increase related to restricted stock grants made in 2003, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows.  The Company’s net cash flows from operating activities for the six months ended June 30, 2003 and 2002 were $59.4 million and $46.1 million, respectively.  The increase in cash flows from operations relates primarily to an overall change in operating assets and liabilities between periods, partially offset by a decrease in earnings.

Net cash flows from operating activities for the quarters ended June 30, 2003 and March 31, 2003, respectively, were $37.1 million $22.2 million, an increase of $14.9 million.  This sequential increase relates primarily to an overall change in operating assets and liabilities between the first and second quarters of 2003.

The Company’s net cash flows used in investing activities totaled $6.3 million for the six months ended June 30, 2003, compared to $213.9 million for the six months ended June 30, 2002, an decrease of $207.6 million.  The decrease between periods relates primarily to the decrease in acquisitions of $253.6 million between years (principally the Kenan Business), partially offset by a decrease in proceeds from the sale of short-term investments of $53.4 million.

The Company’s net cash flows used in financing activities was $20.3 million for six months ended June 30, 2003, compared to cash flows provided by of $230.4 million for the six months ended June 30, 2002, a change of $250.7 million.  The decrease between periods can be attributed to the Company borrowing $300.0 million to finance the Kenan Business acquisition and retire its previous bank debt partially offset by a decrease in debt payments of $48.7 million (including deferred financing costs).

Stock Repurchase Program.  The Company’s Board of Directors has authorized the Company, at its discretion, to purchase up to a total of 10.0 million shares of its Common Stock from time-to-time as market and business conditions warrant.  The Company did not purchase any of its shares during the current quarter.  A summary of the

Company’s activity to date for this repurchase program as of June 30, 2003 is as follows (in thousands, except per share amounts):

	2003	2002	2001	2000	1999	Total

Shares repurchased	—	1,573	3,020	1,090	656	6,339
Total amount paid	—	$18,920	$109,460	$51,088	$20,242	$199,710
Weighted-average price per share	—	$12.02	$36.25	$46.87	$30.88	$31.51

At June 30, 2003, the total remaining number of shares available for repurchase under the program totaled approximately 3.7 million shares. The Company’s credit facility restricts the amount of Common Stock the Company can repurchase under its stock repurchase program to $50 million, subject to certain limitations as specified in the credit facility.

Capital Resources.  The Company continues to make significant investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make voluntary principal payments on its long-term debt and stock repurchases under its stock repurchase program.  In addition, as part of its growth strategy, the Company is expanding its international business and is continually evaluating potential business and asset acquisitions.  The Company had no significant capital commitments as of June 30, 2003, but has committed to make an additional voluntary principal payment on its long-term debt of $20 million in August 2003.  The Company believes that cash generated from operating activities, together with its current cash and cash equivalents, and the amount available under its revolving credit facility, will be sufficient to meet its anticipated cash requirements for both its short and long-term purposes.  The Company also believes it has additional borrowing capacity and could obtain additional cash resources by amending its current credit facility.

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

Interest Rate Risk. As of June 30, 2003, the Company had long-term debt of $248.9 million, consisting of a Tranche A Term Loan (“Tranche A”) with an outstanding balance of $98.3 million, a Tranche B Term Loan (“Tranche B”) with an outstanding balance of $150.6 million, and a $100 million revolving credit facility (the “Revolver”), with an outstanding balance of zero.

On May 6, 2003, the Company made a voluntary prepayment on its long-term debt of $20.0 million.  As a result of the May 2003 voluntary prepayment, the Company did not have to make a scheduled principal payment on its long-term debt during the second quarter of 2003.  Subsequent to the May 2003 voluntary prepayment, the scheduled principal payments for Tranche A and Tranche B are as follows (in thousands):

	2003	2004	2005	2006	2007	2008	Total

Tranche A Loan	$6,160	$23,438	$29,688	$31,250	$7,812	$—	$98,348
Tranche B Loan	—	1,152	1,536	1,537	109,860	36,492	150,577

Total Payments	$6,160	$24,590	$31,224	$32,787	$117,672	$36,492	$248,925

The interest rate features of the Company’s long-term debt are discussed in detail in the Company’s 2002 Form 10-K.   As of June 30, 2003, the Company had six-month LIBOR contracts that lock in the interest rates on $244.2 million of its long-term debt until September 30, 2003, and had six-month LIBOR contracts that lock in the interest rates on $4.7 million of its long-term debt until December 31, 2003.   The interest rates on the LIBOR contracts which mature on September 30, 2003, are based upon a contracted LIBOR rate of 1.27% (for a combined interest rate of 3.77% for the Tranche A debt and 4.02% for the Tranche B debt).  The interest rates on the LIBOR contracts which mature on December 31, 2003, are based upon a contracted LIBOR rate of 1.10% (for a combined interest rate of 3.60% for the Tranche A debt and 3.85% for the Tranche B debt).

The Company continually evaluates whether it should enter into derivative financial instruments as an additional means to manage its interest rate risk but, as of the date of this filing, has not entered into such instruments.  The Company believes the carrying amount of the Company’s long-term debt approximates its fair value due to the long-term debt’s interest rate features.

Foreign Exchange Rate Risk. The Company’s percentage of total revenues generated outside the U.S. for the years ended December 31, 2002 and 2001 was 25% and 2%, respectively.  The Company’s percentage of total revenues generated outside the U.S. for the six months ended June 30, 2003 and 2002 was 25% and 22%, respectively.  The increase between periods in revenues generated outside the U.S. is attributable primarily to the Kenan Business acquisition in February 2002.  The Company expects that in the foreseeable future, the percentage of its total revenues to be generated outside the U.S. will be comparable to that of the first half of 2003.  Refer to the Company’s 2002 Form 10-K for further discussion of the Company’s foreign exchange rate risk.

The Company continues to evaluate whether it should enter into derivative financial instruments for the purposes of managing its foreign currency exchange rate risk, but, as of the date of this filing, has not entered into such instruments.  A hypothetical adverse change of 10% in the June 30, 2003 exchange rates would not have a material impact upon the Company’s results of operations.

Market Risk Related to Short-term Investments.  There have been no material changes to the Company’s market risks related to short-term investments during the six months ended June 30, 2003.

Item 4.

(a) Disclosure Controls and Procedures

As required by Rule 13a-15(b), the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation as of the end of the period covered by this report of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Internal Control Over Financial Reporting

As required by Rule 13a-15(d), the Company’s management, including the CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting, as defined by Rule 13a-15(f), to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Item 2-3. None

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)	The 2003 annual meeting (the “Annual Meeting”) of stockholders of CSG Systems International, Inc. was held on May 30, 2003.

(b)	The following persons were elected as directors at the Annual Meeting:

Class III (term expiring in 2006)
Neal C. Hansen
Frank V. Sica
George F. Haddix

The following directors’ term of office continued after the Annual Meeting:

Donald V. Smith
Bernard W. Reznicek
Janice I. Obuchowski
John P. Pogge

(c)	Votes were cast or withheld at the Annual Meeting as follows:

Director	For	Withheld

Neal C. Hansen	47,616,874	613,816
Frank V. Sica	47,245,559	985,131
George G. Haddix	41,021,941	7,208,749

Item 5.  None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits –

	31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

(b)	Reports on Form 8-K

•

Form 8-K dated July 29, 2003, under Item 12, Results of Operations and Financial Condition, was filed with the Securities and Exchange Commission which included a press release dated July 29, 2003.  The press release announced the Company’s second quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2003

CSG SYSTEMS INTERNATIONAL, INC.

/s/ NEAL C. HANSEN

Neal C. Hansen Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ PETER E. KALAN

Peter E. Kalan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RANDY R. WIESE

Randy R. Wiese Vice President and Chief Accounting Officer (Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors