Form 10-Q
period 2003-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2003-11-14
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Shares of common stock outstanding at November 10, 2003: 52,340,557.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2003

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,663	$94,424
Short-term investments	8,795	1,013

Total cash, cash equivalents and short-term investments	144,458	95,437
Trade accounts receivable-
Billed, net of allowance of $13,728 and $12,079	149,082	160,417
Unbilled and other	25,498	28,856
Purchased Kenan Business accounts receivable	—	603
Deferred income taxes	8,780	8,355
Income taxes receivable	40,634	—
Other current assets	9,475	10,568

Total current assets	377,927	304,236
Property and equipment, net of depreciation of $86,619 and $74,023	39,798	46,442
Software, net of amortization of $59,499 and $48,582	40,501	50,478
Goodwill	218,656	220,065
Client contracts, net of amortization of $49,040 and $42,954	59,077	63,805
Deferred income taxes	36,141	37,163
Other assets	8,002	9,128

Total assets	$780,102	$731,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,515	$16,370
Client deposits	17,321	16,350
Trade accounts payable	17,180	24,810
Accrued employee compensation	24,060	26,707
Deferred revenue	55,590	45,411
Income taxes payable	26,413	30,469
Arbitration charge payable	119,601	—
Other current liabilities	25,074	24,337

Total current liabilities	293,754	184,454

Non-current liabilities:
Long-term debt, net of current maturities	220,410	253,630
Deferred revenue	1,967	2,090
Other non-current liabilities	7,298	9,038

Total non-current liabilities	229,675	264,758

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 52,325,052 shares and 51,726,528 shares outstanding	578	577
Additional paid-in capital	256,569	255,452
Deferred employee compensation	(7,024)	(3,904)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	1	(6)
Cumulative translation adjustments	3,955	1,060
Treasury stock, at cost, 5,499,796 shares and 5,979,796 shares	(171,111)	(186,045)
Accumulated earnings	173,705	214,971

Total stockholders’ equity	256,673	282,105

Total liabilities and stockholders’ equity	$780,102	$731,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(unaudited)		(unaudited)
Revenues:
Processing and related services (inclusive in 2003 of $13,472 charge for arbitration ruling attributable to the third quarter of 2003)	$79,369	$93,587	$261,586	$276,104
Software	10,600	11,633	32,912	56,011
Maintenance (inclusive in 2003 of $450 charge for arbitration ruling attributable to the third quarter of 2003)	23,676	25,649	68,907	61,614
Professional services	17,544	24,745	52,077	61,998

Subtotal	131,189	155,614	415,482	455,727

Charge for arbitration ruling attributable to periods prior to July 1, 2003	(105,679)	—	(105,679)	—

Total revenues, net	25,510	155,614	309,803	455,727

Cost of revenues:
Cost of processing and related services	36,503	35,364	106,163	105,464
Cost of software and maintenance	18,540	17,477	54,240	39,212
Cost of professional services	16,770	17,748	49,991	46,108

Total cost of revenues	71,813	70,589	210,394	190,784

Gross margin (loss) (exclusive of depreciation)	(46,303)	85,025	99,409	264,943

Operating expenses:
Research and development	14,309	19,217	46,715	58,150
Selling, general and administrative	25,200	29,429	86,913	83,641
Depreciation	4,529	5,007	13,462	13,910
Restructuring charges	3,451	12,027	7,603	12,027
Kenan Business acquisition-related expenses	—	2,104	—	29,458

Total operating expenses	47,489	67,784	154,693	197,186

Operating income (loss)	(93,792)	17,241	(55,284)	67,757

Other income (expense):
Interest expense	(3,291)	(4,076)	(10,647)	(10,358)
Interest and investment income, net	381	221	1,112	1,624
Other	753	(546)	3,582	(1,656)

Total other	(2,157)	(4,401)	(5,953)	(10,390)

Income (loss) before income taxes	(95,949)	12,840	(61,237)	57,367
Income tax (provision) benefit	42,377	(6,990)	28,353	(29,806)

Net income (loss)	$(53,572)	$5,850	$(32,884)	$27,561

Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(1.04)	$0.11	$(0.64)	$0.53

Weighted average common shares	51,456	51,836	51,372	52,403

Diluted net income (loss) per common share:
Net income (loss) available to common stockholders	$(1.04)	$0.11	$(0.64)	$0.52

Weighted average common shares	51,456	52,005	51,372	52,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	September 30, 2003	September 30, 2002
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(32,884)	$27,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation	13,462	13,910
Amortization	18,684	15,690
Charge for in-process purchased research and development	—	19,300
Restructuring charge for abandonment of facilities	3,234	6,797
Gain on short-term investments	—	(49)
Deferred income taxes	632	(10,116)
Tax benefit of stock options exercised	15	491
Stock-based employee compensation	3,432	322
Impairment of intangible assets	—	1,906
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	18,048	(26,046)
Other current and noncurrent assets	829	(3,344)
Arbitration charge payable	119,601	—
Income taxes payable/receivable	(44,774)	12,404
Accounts payable and accrued liabilities	(12,284)	6,535
Deferred revenues	10,814	(24,748)

Net cash provided by operating activities	98,809	40,613

Cash flows from investing activities:
Purchases of property and equipment	(6,706)	(10,143)
Purchases of short-term investments	(7,782)	(3,401)
Proceeds from sale of short-term investments	—	53,380
Acquisition of businesses and assets, net of cash acquired	(2,380)	(266,720)
Acquisition of and investments in client contracts	(1,584)	(3,387)

Net cash used in investing activities	(18,452)	(230,271)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,310	2,369
Repurchase of common stock	(207)	(18,919)
Proceeds from long-term debt	—	300,000
Payments on long-term debt	(41,075)	(61,500)
Proceeds from revolving credit facility	—	5,000
Payments on revolving credit facility	—	(5,000)
Payments of deferred financing costs	(87)	(8,365)

Net cash provided by (used in) financing activities	(40,059)	213,585

Effect of exchange rate fluctuations on cash	941	(2,649)

Net increase in cash and cash equivalents	41,239	21,278

Cash and cash equivalents, beginning of period	94,424	30,165

Cash and cash equivalents, end of period	$135,663	$51,443

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$8,321	$8,711
Income taxes	$12,177	$25,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements at September 30, 2003 and December 31, 2002, and for the three and nine months ended September 30, 2003 and 2002, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC (the “Company’s 2002 10-K”). The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the expected results for the entire year ending December 31, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The Company has concluded that net treatment of these revenues is appropriate as the Company: (i) generally has limited credit risk with regard to postage, as the Company requires postage deposits from its clients based on contractual arrangements prior to the mailing of customer statements; (ii) has no discretion over the supplier of postal delivery services; and (iii) is not the primary obligor in the postal delivery service. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the three months ended September 30, 2003 and 2002 was $40.1 million and $36.9 million, respectively, and for the nine months ended September 30, 2003 and 2002 was $116.6 million and $102.1 million, respectively.

Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). At September 30, 2003, the Company had five stock-based compensation plans. For the three months ended September 30, 2003 and 2002, the Company recorded compensation expense of $1.1 million, and $0.3 million, respectively, under the intrinsic value method. For the nine months ended September 30, 2003 and 2002, the Company recorded compensation expense of $3.4 million, and $0.3 million, respectively, under the intrinsic value method. This compensation expense relates to the restricted stock granted in 2002 and 2003 (see Note 3).

Had compensation expense for all awards under the Company’s five stock-based compensation plans since the effective date of SFAS No. 123 been based on the fair value at the grant dates for awards under those plans, consistent with the methodology of SFAS 123, the Company’s net income (loss) and net income (loss) per share available to common stockholders for the three and nine months ended September 30, 2003 and 2002, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(53,572)	$5,850	$(32,884)	$27,561
Deduct incremental stock-based employee compensation expense determined under the fair value based method, net of related tax effects:
Compensation expense for stock options	(4,425)	(5,003)	(13,711)	(14,517)
Compensation expense for the employee stock purchase plan	(40)	(45)	(118)	(135)

Pro forma net income (loss)	$(58,037)	$802	$(46,713)	$12,909

Earnings (loss) per share:
Basic – as reported	$(1.04)	$0.11	$(0.64)	$0.53
Basic – pro forma	(1.13)	0.02	(0.91)	0.25
Diluted – as reported	(1.04)	0.11	(0.64)	0.52
Diluted – pro forma	(1.13)	0.02	(0.91)	0.25

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk free rate of interest	3.3%	3.5%	2.8%	3.7%
Expected option life	5.0 years	5.2 years	5.4 years	5.7 years
Dividend yield	0%	0%	0%	0%
Volatility	60.0%	60.0%	60.0%	60.0%

3. STOCKHOLDERS’ EQUITY

Restricted Stock. In January 2003, the Company granted 480,000 shares of restricted stock at no cost to a key member of management, with 270,833 shares related to the stock options cancelled in August 2002 (see Note 11 to the Company’s Consolidated Financial Statements in the 2002 Form 10-K for additional details). The remaining 270,833 shares vest in equal installments on January 2, 2005, 2006, and 2007. The 209,167 shares vest 25% annually over the four years from the date of the grant. The entire 480,000 shares become fully vested upon a change in control of the Company, and have other acceleration of vesting provisions related to the death, retirement or termination of the employee. The restricted stock grants were issued under the 1996 Plan.

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

Stock Option Grants. During the nine months ended September 30, 2003, the Company granted 415,000, 96,250 and 100,100 options under the 1996 Plan, the 2001 Plan and Director Plan, respectively, at prices that ranged from $9.11 to $16.78 per share. The 1996 Plan and 2001 Plan options vest over four years, and of the Director Plan options, 23% vest in one year, 35% vest in two years and 42% vest in three years. The 1996 Plan options were granted to key members of management.

4. EARNINGS PER COMMON SHARE

Earnings per common share (“EPS”) has been computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is computed by dividing income available (loss attributable) to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is consistent with the calculation of basic EPS while considering the effect of potentially dilutive common shares outstanding during the period. Basic and diluted EPS are presented on the face of the Company’s Condensed Consolidated Statements of Operations. The dilutive effect of the unvested restricted stock grants is included with the dilutive effect of common stock options.

No reconciliation of the basic and diluted EPS numerators is necessary for the three and nine months ended September 30, 2003 and 2002 as net income (loss) is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands). Because the Company was in a net loss position for the three and nine months ended September, 2003, potentially dilutive common shares of 620,000 and 385,000, respectively, related to stock options are excluded in calculating diluted EPS, as their effect is antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic common shares outstanding	51,456	51,836	51,372	52,403
Dilutive effect of common stock options	—	169	—	444

Diluted common shares outstanding	51,456	52,005	51,372	52,847

Common stock options for approximately 5,330,000 shares and 5,949,000 shares for the three months ended September 30, 2003 and 2002, and approximately 5,853,000 shares and 4,598,000 shares for the nine months ended September 30, 2003 and 2002 have been excluded from the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares for the respective periods and the effect of their inclusion would be anti-dilutive.

5. COMPREHENSIVE INCOME (LOSS)

The Company’s components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(53,572)	$5,850	$(32,884)	$27,561
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	(8)	(1,733)	2,895	583
Reclassification adjustment for gain included in net income	—	—	—	(49)
Unrealized gain (loss) on short-term investments	—	(1)	7	(91)

Comprehensive income (loss)	$(53,580)	$4,116	$(29,982)	$28,004

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

Included in the Kenan Business assumed liabilities was a liability related to costs (on a present value basis) of abandoning certain assumed facility leases. The $9.1 million balance of the facility abandonment liability as of December 31, 2002, with the finalization of the Kenan Business purchase accounting, has been included in the abandonment of facilities component of the Company’s business restructuring reserves (see Note 12).

7. ARBITRATION RULING

Arbitration Ruling. The Company has been involved in various legal proceedings with its largest client, Comcast (formerly AT&T Broadband) since 2002, consisting principally of arbitration proceedings related to the Master Subscriber Agreement. On October 7, 2003, and October 27, 2003, the Company received rulings in the arbitration between the Company and Comcast. The initial ruling was issued on October 7, 2003 and the Company subsequently requested the arbitrator to make certain corrections to his ruling (see below). The arbitrator then ruled on the Company’s request on October 27, 2003. Both of these rulings are referred to herein as the “award” or “ruling”. A summary of the arbitration ruling (as previously communicated in a press release and Form 8-K dated October 8, 2003) is as follows:

•	Comcast does not have the right to terminate the Master Subscriber Agreement between the two companies under the termination provisions of the contract;

•	The Company maintains the exclusive rights to process the AT&T Broadband video and high-speed data customers acquired by Comcast;

•	The Company did not obtain the right to process the additional Comcast customers;

•	Comcast is not entitled, pursuant to an amendment to the Master Subscriber Agreement, to deconvert customers from the Company’s system;

•	Comcast is entitled to relief under the Most Favored Nations (“MFN”) clause of the Master Subscriber Agreement and, going forward, Comcast is entitled to receive charges and fees based on the Company’s agreements with other clients;

•	Comcast also was awarded MFN damages for the periods through September 30, 2003 of $119.6 million;

•	If Comcast unilaterally terminates the Master Subscriber Agreement, it shall be liable to the Company under a contractual provision relating to consequential damages, for contract damages in the amount of $44 million. In the event of such termination, the Company would be required to provide Comcast with termination assistance for seven months.

Arbitration Award. As stated above, the arbitration ruling included an award of $119.6 million to be paid by the Company to Comcast. The award was based on the arbitrator’s determination that the Company had violated the MFN clause of the Master Subscriber Agreement between the Company and Comcast. The Company recorded the impact from the arbitration ruling in the quarter ended September 30, 2003 as a charge to the Broadband Division’s revenue. As specified in the arbitration ruling, the $119.6 million was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Although the arbitration ruling did not segregate the award by revenue type, the Company estimates that $13.5 million of the $13.9 million attributable to the third quarter of 2003 can be attributed to processing revenues, and the remaining $0.4 million can be attributed to software maintenance fees. These amounts have been netted against the respective third quarter 2003 gross revenues (i.e., revenues prior to the arbitration award) in the Company’s presentation in the accompanying Consolidated Statements of Operations and the Company’s segment results in Note 8.

Upon receipt of the arbitration ruling on October 7, 2003, the Company sought a modification to the award, believing the arbitrator had miscalculated the total amount of MFN damages. On October 21, 2003, the Company paid approximately $65 million of the arbitration award to Comcast, using available corporate funds. The $65 million payment represented the portion of the arbitration award that the Company did not contest. On October 27, 2003, the arbitrator ruled that he did not miscalculate the MFN damages and that the Company must pay the remaining arbitration award of approximately $55 million to Comcast. On November 12, 2003, the parties amended the Master Subscriber Agreement, which included payment terms for this amount. As a result of this amendment, the Company expects to pay $30 million in November 2003, and the remaining $25 million no later than January 2004. The unpaid amount of the award accrues interest at eight (8) percent per annum from October 7, 2003 until paid. See Note 13 for additional discussions of the impact of the arbitration ruling on the Company’s credit agreement, and on the Company’s liquidity and capital resources.

The Company’s insurance policies do not provide any relief towards the arbitration award. The Company expects to receive an income tax benefit of approximately $44 million (based on an estimated income tax rate of approximately 37%) for the $119.6 million arbitration award paid to Comcast through a reduction of 2003 income taxes otherwise payable and through the Company’s ability to carry back net operating losses to previous years.

Impact of MFN Adjustment on Current and Future Periods. As stated above, the arbitrator ruled that Comcast is entitled to be invoiced for lower fees under the MFN clause of the Master Subscriber Agreement beginning October 2003. As a result, future quarterly revenues from Comcast will decrease by approximately $14 million. Gross revenues (i.e., revenues prior to the arbitration award) generated under the Master Subscriber Agreement for the third quarter of 2003 were approximately 25% of the Company’s total gross revenues, which is a percentage comparable to those in the Company’s most recent quarters. Considering the impact of the $13.9 million arbitration award attributed to the third quarter of 2003, revenues generated under the Master Subscriber Agreement for this period were approximately 17% of the Company’s total net revenues.

The Company has various long-lived intangible assets (client contracts) related to the Master Subscriber Agreement which have a net carrying value as of September 30, 2003 of approximately $56.5 million. See Note 9 for additional discussion of the impact of the arbitration ruling on the Company’s intangible assets.

Contract Rights and Obligations. The Master Subscriber Agreement has an original term of 15 years and expires in 2012, and contains certain performance criteria and other obligations to be met by the Company. Comcast has the right to terminate the Master Subscriber Agreement in the event of certain defaults by the Company. As stated above, the arbitrator ruled that Comcast currently does not have the right to terminate the Master Subscriber Agreement under the termination provisions of the contract.

As stated above, the arbitrator ruled that the Company maintains the exclusive rights to process the AT&T Broadband video and high-speed data customers acquired by Comcast. Prior to the arbitration ruling, the annual minimum financial commitments due from Comcast under the Master Subscriber Agreement were approximately $120 million. On

October 27, 2003, the arbitrator ruled that the minimum payment provision in the agreement between the parties is subject to the MFN clause. The effect of this ruling is that, while the Company maintains its exclusive right to process the Comcast customers previously owned by AT&T, the minimum financial obligation under the agreement is reduced to reflect the charges and fees under a contract with another client. However, as stated above, the arbitrator also ruled that Comcast can unilaterally terminate the Master Subscriber Agreement, and be liable to the Company under a contractual provision relating to consequential damages, for contract damages in the amount of $44 million. In the event of such termination, the Company would be required to provide Comcast with termination assistance for seven months. In accordance with the arbitrator’s ruling, the November 12, 2003 amendment mentioned above specifies the fees and procedures associated with the seven months of termination assistance the Company will provide should either party terminate the contract, and also sets forth the manner in which Comcast would be entitled to obtain its customer data in a deconversion format.

The Company expects to generate a significant percentage of its future revenues under the Master Subscriber Agreement. There are inherent risks whenever a large percentage of total revenues is concentrated with one client. One such risk is that, should Comcast terminate the Master Subscriber Agreement in whole or in part for any of the reasons stated above, or significantly reduce the revenues expected to be generated under the Master Subscriber Agreement, it could have a material adverse effect on the Company’s financial condition and results of operations (including possible impairment of the intangible assets related to the Master Subscriber Agreement mentioned above).

8. SEGMENT INFORMATION

The Company serves its clients through its two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”). The Company’s operating segment information and corporate overhead costs are presented in the following table (in thousands).

As discussed in Note 7, the Broadband’s Division’s processing and maintenance revenues for the three months ended September 30, 2003 have been reduced (i.e., are shown net of such amounts) by $13.5 million and $0.4 million, respectively, for the $13.9 million charge for the portion of the arbitration award which was specifically attributed to the third quarter of 2003 by the arbitrator. Prior to the impact of the arbitration charge, the Broadband Division’s processing and maintenance revenues were $92.2 million and $5.1 million, respectively, for the three months ended September 30, 2003, and $273.1 million and $15.2 million, respectively, for the nine months ended September 30, 2003.

	Three Months Ended September 30, 2003 (1)
	Broadband Division	GSS Division	Corporate	Total
Processing revenues (Broadband Division net of $13,472 for the arbitration charge)	$78,731	$638	$—	$79,369
Software revenues	1,897	8,703	—	10,600
Maintenance revenues (Broadband Division net of $450 for the arbitration charge)	4,649	19,027	—	23,676
Professional services revenues	310	17,234	—	17,544

Subtotal	85,587	45,602	—	131,189

Charge for arbitration ruling attributable to periods prior to July 1, 2003	(105,679)	—	—	(105,679)

Total revenues, net	(20,092)	45,602	—	25,510
Segment operating expenses	54,531	46,456	14,864	115,851

Contribution loss	$(74,623)	$(854)	$(14,864)	$(90,341)

Contribution loss percentage	(371.4)%	(1.9)%	N/A	(354.1)%

	Three Months Ended September 30, 2002 (1)
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$93,432	$155	$—	$93,587
Software revenues	615	11,018	—	11,633
Maintenance revenues	5,351	20,298	—	25,649
Professional services revenues	95	24,650	—	24,745

Total revenues	99,493	56,121	—	155,614
Segment operating expenses	53,291	58,390	12,561	124,242

Contribution margin (loss)	$46,202	$(2,269)	$(12,561)	$31,372

Contribution margin (loss) percentage	46.4%	(4.0)%	N/A	20.2%

	Nine Months Ended September 30, 2003 (1)
	Broadband Division	GSS Division	Corporate	Total
Processing revenues (Broadband Division net of $13,472 for the arbitration charge)	$259,613	$1,973	$—	$261,586
Software revenues	4,032	28,880	—	32,912
Maintenance revenues (Broadband Division net of $450 for the arbitration charge)	14,757	54,150	—	68,907
Professional services revenues	892	51,185	—	52,077

Subtotal	279,294	136,188	—	415,482

Charge for arbitration ruling attributable to periods prior to July 1, 2003	(105,679)	—	—	(105,679)

Total revenues, net	173,615	136,188	—	309,803
Segment operating expenses	159,538	146,008	51,938	357,484

Contribution margin (loss)	$14,077	$(9,820)	$(51,938)	$(47,681)

Contribution margin (loss) percentage	8.1%	(7.2)%	N/A	(15.4)%

	Nine Months Ended September 30, 2002 (1)
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$275,690	$414	$—	$276,104
Software revenues	23,294	32,717	—	56,011
Maintenance revenues	15,196	46,418	—	61,614
Professional services revenues	1,895	60,103	—	61,998

Total revenues	316,075	139,652	—	455,727
Segment operating expenses	160,263	151,392	34,830	346,485

Contribution margin (loss)	$155,812	$(11,740)	$(34,830)	$109,242

Contribution margin (loss) percentage	49.3%	(8.4)%	N/A	24.0%

(1)	Segment operating expenses and contribution margin (loss), determined in accordance with generally accepted accounting principles (“GAAP”), exclude: (i) restructuring charges of: $3.5 million and $7.6 million, respectively, for the three and nine months ended September 30, 2003; and $12.0 million for the three and nine months ended September 30, 2002; and (ii) Kenan Business acquisition-related expenses of $2.1 million and $29.5 million, respectively, for the three and nine months ended September 30, 2002.

Reconciling information between reportable segments contribution margin (loss) and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Segment contribution margin (loss)	$(90,341)	$31,372	$(47,681)	$109,242
Restructuring charges	(3,451)	(12,027)	(7,603)	(12,027)
Kenan Business acquisition-related Expenses	—	(2,104)	—	(29,458)

Operating income (loss)	(93,792)	17,241	(55,284)	67,757
Interest expense	(3,291)	(4,076)	(10,647)	(10,358)
Interest income and other	1,134	(325)	4,694	(32)

Income (loss) before income taxes	$(95,949)	$12,840	$(61,237)	$57,367

9. GOODWILL AND OTHER INTANGIBLE ASSETS

General. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in accounting for acquired goodwill and other intangible assets. Under the provisions of SFAS 142, the Company ceased amortizing goodwill as of December 31, 2001, and never amortized goodwill that was acquired in business combinations for which the acquisition date was after June 30, 2001. Instead, goodwill and other intangible assets with indefinite lives are reviewed annually for impairment. Separate intangible assets that do not have indefinite lives continue to be amortized over their estimated useful lives. In addition to the requirement to perform an annual goodwill impairment test, goodwill and other long-lived intangible assets are required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate that a possible impairment of these assets may have occurred.

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

	Broadband Division	GSS Division	Consolidated
Balance as of December 31, 2002	$623	$219,442	$220,065
Adjustment to Kenan Business acquired assets and assumed liabilities	—	(2,493)	(2,493)
Effects of changes in foreign currency exchange rates and other	—	1,084	1,084

Balance as of September 30, 2003	$623	$218,033	$218,656

The Company performed its annual goodwill impairment test in the third quarter of 2003, and concluded that, as of July 31, 2003, no impairment of goodwill had occurred.

Carrying Value of Other Intangible Assets. Intangible assets subject to amortization as of September 30, 2003 and December 31, 2002 were as follows (in thousands):

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$108,117	$(49,040)	$59,077	$106,759	$(42,954)	$63,805
Software	100,000	(59,499)	40,501	99,060	(48,582)	50,478

Total	$208,117	$(108,539)	$99,578	$205,819	$(91,536)	$114,283

The aggregate amortization related to intangible assets for the three months ended September 30, 2003 and 2002, was $5.7 million and $5.6 million, respectively, and for the nine months ended September 30, 2003 and 2002 was $16.8 million and $14.1 million, respectively. Based on the September 30, 2003 net carrying value of these intangible assets, the estimated aggregate amortization for each of the five succeeding fiscal years ending December 31 are: 2003 – $21.8 million; 2004 – $20.4 million; 2005 – $19.5 million; 2006 – $16.2 million; and 2007 – $8.6 million. The Company does not have any intangible assets with indefinite lives other than goodwill.

GSS Division’s Intangible Assets. During 2002 and 2001, the Company acquired several businesses which operate within the GSS Division (principally the Kenan Business). The key drivers of the value of these acquired businesses are the global telecommunications industry customer base and the software assets acquired. As of September 30,

2003, the Company has recorded approximately $218 million of goodwill (approximately $198 million relates to the Kenan Business) which has been assigned to the GSS Division. In addition, as of September 30, 2003, the Company has other long-lived intangible assets (acquired software) attributable to the GSS Division with a net carrying value of approximately $41 million (approximately $32 million relates to the Kenan Business).

Due to the continued poor economic conditions in the global telecommunications industry and the impacts this situation has had on the GSS Division’s business, to include declining revenues, continued segment contribution losses, and the initiation of various cost reduction and restructuring programs since the acquisition of the Kenan Business, the Company performed certain financial analyses during the second quarter of 2003 and concluded that based on such work, there had been no impairment of the GSS Division’s goodwill or other long-lived intangible assets.

As stated above, the Company performed its annual goodwill impairment test in the third quarter of 2003, and concluded that no impairment of the GSS Division’s goodwill had occurred. The Company also concluded that no events or changes in circumstances had occurred during the third quarter of 2003 to warrant an impairment assessment of GSS Division’s other long-lived intangible assets. The Company will continue to monitor the carrying value of these assets during the economic downturn in this industry sector. If the current economic conditions worsen and/or take longer to recover than anticipated, it is reasonably possible that a review for impairment of the goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Broadband Division’s Intangible Assets. As of September 30, 2003, the Broadband Division has intangible assets related to client contracts with a net carrying value of approximately $59.1 million. Of this amount, approximately $56.5 million relates to the Company’s Master Subscriber Agreement with Comcast. Due to the Comcast arbitration ruling (see Note 7), the Company has evaluated for impairment the intangible assets attributable to the Comcast Master Subscriber Agreement and has concluded that, based upon such analysis, there has been no impairment of those long-lived assets as of September 30, 2003. The Company will continue to monitor the carrying value of these assets as it discusses with Comcast possible modifications to the Master Subscriber Agreement as a result of the arbitration ruling. Further, should Comcast terminate the Master Subscriber Agreement, the amortization of these intangible assets would be accelerated.

10. RECENT ACCOUNTING PRONOUNCEMENT

EITF Issues No. 00-21 and 03-05. In October 2002, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) published its consensus decision on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This consensus was subject to clarifications of certain scope provisions. In May 2003, the EITF finalized the scope of those provisions and, in conjunction, issued EITF 03-05, “Applicability of AICPA Statement of Position 97-2 Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. EITF 00-21 provides guidance as to what constitutes “separate units of accounting” in multiple element revenue arrangements. EITF 00-21 only addresses the determination of the separate units of accounting, not the specific revenue accounting for each of the units once they are identified. EITF 03-05 addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. The guidelines of EITF 00-21 are effective for revenue transactions entered into after June 30, 2003. During the third quarter of 2003, EITF 00-21 and EITF 03-05 did not impact the Company’s revenue recognition as all revenue transactions entered into during the quarter were within the scope of higher-level authoritative literature as defined in EITF 00-21. For certain types of future revenue arrangements, the provisions of and the ongoing interpretations of EITF 00-21 could result in changes in the manner in which the Company has historically accounted for such arrangements.

11. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Service Agreements. The Company’s Broadband Division outsources to First Data Corporation (“FDC”) the data processing and related computer services required for the operation of its CSG CCS/BP processing services and certain related products. In August 2003, the Company extended its contract with FDC for these services through June 30, 2008. The contract was previously scheduled to expire in June 2005. Under the agreement, the Company is charged a fixed fee plus a variable fee based on usage and/or actual costs.

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

Contingent Consideration. Contingent consideration represents an arrangement to provide additional consideration to the seller in a business combination if contractually specified conditions related to the acquired entity are achieved. In the Davinci Business Acquisition which closed on December 20, 2002, the stock purchase agreement included contingent consideration related to: (i) the successful integration of Davinci’s m-Care™ solution with CSG Kenan FX (formerly CSG Kenan/BP) during 2003; and (ii) the amount of Company revenue associated with Davinci’s m-Care™ solution in 2004, 2005 and 2006. As of September 30, 2003, the Company has accrued the contingent consideration related to the successful integration of Davinci’s m-Care™ solution with CSG Kenan FX, totaling approximately $0.5 million. Since the events that would trigger the payment of the second type of contingent consideration have not occurred as of September 30, 2003, no additional contingent consideration was accrued as of that date.

Claims for Company Non-performance. The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company. As of September 30, 2003, the Company believes it had adequate reserves to cover any reasonably anticipated exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients.

Legal Proceedings. On October 7, 2003 and October 27, 2003, the Company received a ruling in the arbitration between the Company and AT&T Broadband, now Comcast. Refer to Note 7 for further discussions of the arbitration ruling.

From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any other material pending or threatened legal proceedings.

12. RESTRUCTURING CHARGES

Cost Reduction Initiatives. Due to the economic decline in the global telecommunications industry, and the uncertainty in the timing and the extent of any economic turnaround within the industry, the Company has implemented the following cost reduction initiatives:

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

•	During the first quarter of 2003, the cost reduction initiative consisted of involuntary employee terminations of approximately 70 people (approximately 2% of the Company’s then current workforce). All of these involuntary employee terminations were completed by the end of the first quarter of 2003, and consisted principally of individuals within the GSS Division.

•	During the second quarter of 2003, the cost reduction initiative consisted principally of involuntary employee terminations. As of June 30, 2003, approximately 40 people (approximately 1% of the Company’s then current workforce) were terminated. During the third quarter of 2003, approximately 20 additional people were terminated. As of September 30, 2003, the involuntary employee terminations that began in the second quarter of 2003 were completed, and consisted principally of individuals within the GSS Division.

•	On October 28, 2003, in response to the expected reduction in revenues from Comcast as a result of the arbitration ruling (see Note 7), the Company announced it would begin implementation of a cost reduction initiative during the fourth quarter of 2003. The cost reduction initiative will consist principally of involuntary employee terminations from all areas of the Company, an adjustment to certain employee compensation and related benefits, and a reduction of costs in several discretionary spending areas.

During the third quarter of 2003, the Company incurred additional restructuring charges related to: (i) the abandonment and consolidation of a training facility; and (ii) revised estimates on the facilities abandonment reserves required for facilities the Company had previously abandoned.

The 2003 restructuring charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which the Company adopted effective January 1, 2003, and have been reflected as a separate line item on the accompanying Condensed Consolidated Statements of Operations. The components of the 2002 and 2003 restructuring charges are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Involuntary employee terminations	$853	$5,222	$4,324	$5,222
Facilities abandonment	2,599	6,797	3,253	6,797
All other	(1)	8	26	8

Total restructuring charges	$3,451	$12,027	$7,603	$12,027

The involuntary employee terminations component of the restructuring charges relates primarily to severance payments and job placement assistance for those terminated employees. The facilities abandonment component of the restructuring charges relates to office facilities that are under long-term lease agreements that the Company has abandoned. The facilities abandonment charge is equal to the present value of the future costs associated with those abandoned facilities, net of the estimated proceeds from any future sublease agreements. The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any future sublease agreements. The majority of the activity in the three and nine months ended September 30, 2003 relates to revisions in the underlying estimates used in establishing the original restructuring charges in 2002. The Company will continue to evaluate its estimates in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future.

The Company believes that the operational impact from the above mentioned cost reduction initiatives will not negatively impact its ability to service its current or future clients.

Restructuring Reserves. The activity in the business restructuring reserves during the nine months ended September 30, 2003, to include the December 31, 2002 balance of the liability the Company assumed in the Kenan Business acquisition related to the abandonment of certain assumed facility leases of $9.1 million (see Note 6), is as follows (in thousands). Of the $14.2 million business restructuring reserve as of September 30, 2003, $7.2 million was included in current liabilities and $7.0 million was included in non-current liabilities.

	Termination Benefits	Abandonment of Facilities	Other	Total
December 31, 2002, balance	$240	$15,573	$—	$15,813
Charged to expense during period	4,325	3,253	25	7,603
Cash payments	(4,170)	—	(25)	(4,195)
Amortization of liability for abandonment of facilities	—	(5,160)	—	(5,160)
Other	—	140	—	140

September 30, 2003, balance	$395	$13,806	—	$14,201

13. DEBT

As of September 30, 2003 the Company evaluated the impact of the arbitration ruling (see Note 7) on its credit agreement and believes that it is in compliance with the required financial ratios and covenants, and does not believe that the ruling has resulted in a default of the credit agreement. However, the arbitration award payments to Comcast in the fourth quarter of 2003 are expected to negatively impact the Company’s calculation of EBITDA (as defined in the credit agreement) in the fourth quarter of 2003 such that the Company will not meet certain financial ratios and covenants as of December 31, 2003. The Company has begun discussions with its lenders in an effort to receive the necessary waiver and/or amendment to the credit agreement during the fourth quarter of 2003 to remain in compliance with the financial ratios and covenants, and the Company believes that it will receive such waiver and/or amendment by the end of 2003. However, there can be no assurance that the Company will be able to obtain the necessary waiver and/or amendment. Should the Company be in default of its credit agreement at the end of 2003, and be unable to obtain the necessary waiver and/or amendment, then its lenders would have the right to demand payment of the entire outstanding loan balance of approximately $229 million. Based on the Company’s expectations of its levels of capital resources and liquidity at that time, the Company would be unable to repay the entire balance if this were to occur. As a result, the Company would be required to obtain alternative sources of capital resources to repay the debt, and to possibly fund ongoing operations. The Company believes it could obtain alternative sources of capital resources if necessary, however, the cost for the alternative sources of capital resources would likely be higher than the current costs.

CSG SYSTEMS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

CSG Systems International, Inc. (the “Company” or “CSG”) serves more than 265 telecommunications service providers in more than 40 countries. The Company is a leader in next-generation billing and customer care solutions for the cable television, satellite, advanced IP services, next-generation mobile, and fixed wireline markets. The Company’s combination of proven and future-ready solutions, delivered in both outsourced and licensed formats, enables its clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. The Company is a S&P MidCap 400 company. The Company serves its clients through its two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

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

Forward-Looking Statements and Risk Factors

This report contains a number of forward-looking statements relative to future plans of the Company and its expectations concerning the customer care and billing industry, as well as the converging telecommunications industry it serves, and similar matters. Such forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are contained in Exhibit 99.01 “Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors” of this report. Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to read this exhibit closely in conjunction with the Financial Statements and Notes thereto, and MD&A.

Comcast and AT&T Broadband Business Relationship

Background. In 1997, the Company entered into a 15-year exclusive contract (the “Master Subscriber Agreement”) with Tele-Communications, Inc. (“TCI”) to consolidate all TCI customers onto the Company’s customer care and billing system. In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”), and the Company continued to service the merged operations under the terms of the Master Subscriber Agreement. On November 18, 2002, Comcast Corporation (“Comcast”) completed its merger with AT&T, and now under Comcast’s ownership, the Company continues to service the former AT&T operations under the terms of the Master Subscriber Agreement, as modified by the arbitration ruling described below. Unless specifically identified differently, references to Comcast hereafter in this document include AT&T and its predecessor companies referenced above.

Arbitration Ruling. The Company and Comcast have been involved in various legal proceedings since 2002, consisting principally of arbitration proceedings related to the Master Subscriber Agreement. See the Company’s second quarter 2003 Form 10-Q dated August 14, 2003 for a full description of these matters. On October 7, 2003, and October 27, 2003, the Company received rulings in the arbitration between the Company and Comcast. The initial ruling was issued on October 7, 2003 and the Company subsequently requested the arbitrator to make certain corrections to his ruling (see below). The arbitrator then ruled on the Company’s request on October 27, 2003. Both of these rulings are referred to herein as the “award” or “ruling”. A summary of the award (as previously communicated in a press release and Form 8-K dated October 8, 2003) is as follows:

•	Comcast does not have the right to terminate the Master Subscriber Agreement between the two companies under the termination provisions of the contract;

•	The Company maintains the exclusive rights to process the AT&T video and high-speed data customers acquired by Comcast;

•	The Company did not obtain the right to process the additional Comcast customers;

•	Comcast is not entitled, pursuant to an amendment to the Master Subscriber Agreement, to deconvert customers from the Company’s system;

•	Comcast is entitled to relief under the Most Favored Nations (“MFN”) clause of the Master Subscriber Agreement and, going forward, Comcast is entitled to receive charges and fees based on the Company’s agreements with other clients;

•	Comcast also was awarded MFN damages for the periods through September 30, 2003 of $119.6 million;

•	If Comcast unilaterally terminates the Master Subscriber Agreement, it shall be liable to the Company under a contractual provision relating to consequential damages, for contract damages in the amount of $44 million. In the event of such termination, the Company would be required to provide Comcast with termination assistance for seven months.

Arbitration Award. As stated above, the arbitration ruling included an award of $119.6 million to be paid by the Company to Comcast. The award was based on the arbitrator’s determination that the Company had violated the MFN clause of the Master Subscriber Agreement between the Company and Comcast. The Company recorded the impact from the arbitration ruling in the quarter ended September 30, 2003 as a charge to the Broadband Division’s revenue. As specified in the arbitration ruling, the $119.6 million was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Although the arbitration ruling did not segregate the award by revenue type, the Company estimates that $13.5 million of the $13.9 million attributable to the third quarter of 2003 can be attributed to processing revenues, and the remaining $0.4 million can be attributed to software maintenance fees. These amounts have been netted against the respective third quarter 2003 gross revenues (i.e., revenues prior to the arbitration award) in the Company’s presentation in the accompanying Consolidated Statements of Operations and the Company’s segment results in Note 8 to the Financial Statements. See “Adjusted Results of Operations” below for additional discussion of the impact of the arbitration ruling on the Company’s results of operations for the three and nine months ended September 30, 2003, to include the impact on third quarter 2003 revenues.

Upon receipt of the arbitration ruling on October 7, 2003, the Company sought a modification to the award, believing the arbitrator had miscalculated the total amount of MFN damages. On October 21, 2003, the Company paid approximately $65 million of the arbitration award to Comcast, using available corporate funds. The $65 million payment represented the portion of the arbitration award that the Company did not contest. On October 27, 2003, the arbitrator ruled that he did not miscalculate the MFN damages and that the Company must pay the remaining arbitration award of approximately $55 million to Comcast. On November 12, 2003, the parties amended the Master Subscriber Agreement, which included payment terms for this amount. As a result of this amendment, the Company expects to pay $30 million in November 2003, and the remaining $25 million no later than January 2004. The unpaid amount of the award accrues interest at eight (8) percent per annum from October 7, 2003 until paid. See “MD&A-Financial Condition, Liquidity, and Capital Resources” for additional discussions of the impact of the arbitration ruling on the Company’s credit agreement, and on the Company’s liquidity and capital resources.

The Company’s insurance policies do not provide any relief towards the arbitration award. The Company expects to receive an income tax benefit of approximately $44 million (based on an estimated income tax rate of approximately 37%) for the $119.6 million arbitration award paid to Comcast through a reduction of 2003 income taxes otherwise payable and through the Company’s ability to carry back net operating losses to previous years.

Impact of MFN Adjustment on Current and Future Periods. As stated above, the arbitrator ruled that Comcast is entitled to be invoiced for lower fees under the MFN clause of the Master Subscriber Agreement beginning October 2003. As a result, future quarterly revenues from Comcast will decrease by approximately $14 million. Gross revenues (i.e., revenues prior to the arbitration award) generated under the Master Subscriber Agreement for the third quarter of 2003 were approximately 25% of the Company’s total gross revenues, which is a percentage comparable to those in the Company’s most recent quarters. Considering the impact of the $13.9 million arbitration award attributed to the third quarter of 2003, revenues generated under the Master Subscriber Agreement for this period were approximately 17% of the Company’s total net revenues. The Company expects that the percentage of its total revenues for the fourth quarter of 2003 from Comcast will represent a percentage comparable to that of the third quarter of 2003 (i.e. approximately 17%). In the near-term, quarterly gross margin and operating income are expected to decline by a similar amount as the revenues per quarter. However, as discussed in greater detail under “Restructuring Charges” below, the Company expects to begin implementation of a cost reduction program in the fourth quarter of 2003 that will lower the Company’s operating expenses in 2004 by approximately $30 million.

The Company has various long-lived intangible assets (client contracts) related to the Master Subscriber Agreement which have a net carrying value as of September 30, 2003 of approximately $56.5 million. The Company has evaluated the carrying value of these assets in light of the arbitration ruling, and has concluded that there has been no impairment to these assets as of September 30, 2003. The Company will continue to monitor the carrying value of these assets as it discusses with Comcast possible modifications to the Master Subscriber Agreement as a result of the arbitration ruling, as discussed in greater detail below. See Note 9 to the Financial Statements for additional discussion of the Company’s intangible assets.

Contract Rights and Obligations. The Master Subscriber Agreement has an original term of 15 years and expires in 2012, and contains certain performance criteria and other obligations to be met by the Company. Comcast has the right to terminate the Master Subscriber Agreement in the event of certain defaults by the Company. As stated above, the arbitrator ruled that Comcast currently does not have the right to terminate the Master Subscriber Agreement under the termination provisions of the contract. A copy of the Master Subscriber Agreement and all subsequent amendments are included in the Company’s exhibits to its periodic public filings with the SEC. These documents are available on the Internet and the Company encourages readers to review these documents for further details.

As stated above, the arbitrator ruled that the Company maintains the exclusive rights to process the AT&T video and high-speed data customers acquired by Comcast. Prior to the arbitration ruling, the annual minimum financial commitments due from Comcast under the Master Subscriber Agreement were approximately $120 million. On October 27, 2003, the arbitrator ruled that the minimum payment provision in the agreement between the parties is subject to the MFN clause. The effect of this ruling is that, while the Company maintains its exclusive right to process the Comcast customers previously owned by AT&T, the minimum financial obligation under the agreement is reduced to reflect the charges and fees under a contract with another client. However, as stated above, the arbitrator also ruled that Comcast can unilaterally terminate the Master Subscriber Agreement, and be liable to the Company under a contractual provision relating to consequential damages, for contract damages in the amount of $44 million. In the event of such termination, the Company would be required to provide Comcast with termination assistance for seven months. In accordance with the arbitrator’s ruling, the November 12, 2003 amendment mentioned above specifies the fees and procedures associated with the seven months of termination assistance the Company will provide should either party terminate the contract, and also sets forth the manner in which Comcast would be entitled to obtain its customer data in a deconversion format.

The Company expects to generate a significant percentage of its future revenues under the Master Subscriber Agreement. There are inherent risks whenever a large percentage of total revenues is concentrated with one client. One such risk is that, should Comcast terminate the Master Subscriber Agreement in whole or in part for any of the reasons stated above, or significantly reduce the revenues expected to be generated under the Master Subscriber Agreement, it could have a material adverse effect on the Company’s financial condition and results of operations (including possible impairment of the intangible assets related to the Master Subscriber Agreement mentioned above).

Current Discussions with Comcast. The Company and Comcast are currently discussing possible modifications to the Master Subscriber Agreement as a result of the arbitration ruling. At this time, there can be no assurance that the Company and Comcast will modify the Master Subscriber Agreement or restructure their relationship under a new contract, and even if so, there can be no assurance that the modified or new terms of the contract will provide the same or similar financial performance or other important terms to those contained in the existing Master Subscriber Agreement.

While the substance of any discussions between the Company and Comcast are not being made public at this time, readers are strongly encouraged to review frequently the Company’s filings with the SEC as well as all public announcements from the Company related to matter. This is of particular importance as it is impossible to predict accurately at this time when any further information on this matter will be available.

Restructuring Charges

Cost Reduction Initiatives Implemented and Expected Impact on Results of Operations. Due to the conditions within the global telecommunications industry (See “Current Economic State of the Global Telecommunications Industry” in Exhibit 99.01 for further discussion of this matter), and the uncertainty in the timing and the extent of any economic turnaround within the industry, the Company has implemented several cost reduction initiatives beginning in the third quarter of 2002 which have resulted in restructuring charges.

•	During the third quarter of 2002, the cost reduction initiative consisted of: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the Company’s then current workforce); (ii) limited hiring of new employees; (iii) a reduction of the Company’s facilities and infrastructure support costs, including facilities consolidations and abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment. Substantially all of these involuntary employee terminations were completed during the third quarter of 2002, with the remainder completed during the fourth quarter of 2002. As a result of this cost reduction initiative, the Company recorded restructuring charges of $12.7 million during the year ended December 31, 2002. Once fully implemented, the annual cost savings from this cost reduction initiative are expected to be approximately $45 million, when compared to the Company’s operating results for the second quarter of 2002.

•	During the first quarter of 2003, the cost reduction initiative consisted of involuntary employee terminations of approximately 70 people (approximately 2% of the Company’s then current workforce). All of these involuntary employee terminations were completed by the end of the first quarter of 2003, and consisted principally of individuals within the GSS Division. Once fully implemented, the annual cost savings from this cost reduction initiative are expected to be approximately $7 million.

•	During the second quarter of 2003, the cost reduction initiative consisted principally of involuntary employee terminations. As of June 30, 2003, approximately 40 people (approximately 1% of the Company’s then current workforce) were terminated. During the third quarter of 2003, approximately 20 additional people were terminated. As of September 30, 2003, the involuntary employee terminations that began in the second quarter of 2003 were completed, and consisted principally of individuals within the GSS Division. Once fully implemented, the annual cost savings from this cost reduction initiative are expected to be approximately $8 million.

The components of the restructuring charges included in total operating expenses, and the impact (net of related income taxes) these restructuring charges had on net income and diluted earnings per share, for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Involuntary employee terminations	$853	$5,222	$4,324	$5,222
Facilities abandonment	2,599	6,797	3,253	6,797
All other	(1)	8	26	8

Total restructuring charges	$3,451	$12,027	$7,603	$12,027

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income	$1,933	$7,336	$4,106	$7,336

Diluted earnings per share	$0.04	$0.14	$0.08	$0.14

See Note 12 to the Financial Statements for a more detailed discussion of the Company’s cost reduction initiatives and related restructuring charges, including the current activity in the accrued liabilities related to the restructuring charges.

Future Cost Reduction Initiative. On October 28, 2003, in response to the expected reduction in revenues from Comcast as a result of the arbitration ruling, the Company announced it would begin implementation of a cost reduction initiative during the fourth quarter of 2003. This initiative is expected to include:

•	involuntary employee terminations. The total number of employees to be involuntarily terminated has not yet been finalized, but is expected to consist of employees from all areas of the Company. The involuntary terminations are expected to be substantially completed by the end of 2003;

•	a reduction of costs related to certain of the Company’s employee compensation and fringe benefit programs, to include a freeze in wages for 2004;

•	limited hiring of new employees;

•	movement of certain product support and/or software research and development functions to lower cost locales; and

•	a reduction in costs in several discretionary spending areas.

The Company does not expect the cost savings from this cost reduction initiative to be significant in the fourth quarter of 2003. The Company expects this initiative will lower the Company’s operating expenses by approximately $30 million in 2004. The Company believes that the operational impact from this initiative will not negatively impact its ability to service its current or future clients.

In connection with this cost reduction initiative, the Company expects to record a restructuring charge during the fourth quarter of 2004, related primarily to involuntary termination benefits. At this time, the Company is not able to estimate the amount of the restructuring charge. These involuntary termination benefits are expected to be substantially paid by the end of first quarter of 2004.

Business Acquisitions

Kenan Business. The Company completed its acquisition of the Kenan Business from Lucent Technologies on February 28, 2002. When comparing operating results between years, the first nine months of 2002 results of operations include only seven months of results from this acquisition, while the first nine months of 2003 reflects a full nine months of results.

In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related expenses during 2002. The Company completed its integration of the Kenan Business in 2002, and therefore, there were no similar expenses in the three and nine months ended September 30, 2003. The acquisition-related expenses included in total operating expenses, and the impact (net of related income taxes) these acquisition-related expenses had on net income and diluted earnings per share for the three and nine months ended September 30, 2002 are presented below (in thousands, except diluted earnings per share).

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
In-process research and development (“IPRD”)	$—	$19,300
Impairment of an existing intangible asset displaced by software products acquired	—	1,906
Employee-related costs (primarily existing CSG employee redundancy costs)	1,057	3,403
Integration costs (e.g., legal, accounting, etc.)	946	4,342
All other	101	507

Total Kenan Business acquisition-related charges	$2,104	$29,458

Impact of Kenan Business acquisition-related expenses on results of operations (i.e., have reduced operating results):
Net income	$2,619	$23,030

Diluted earnings per share	$0.05	$0.44

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

Other Acquisitions. The Company completed its acquisition of Davinci Technologies Inc. (“Davinci”) in December 2002, and its acquisition of the ICMS business from IBM in August 2002. The results of operations for Davinci and ICMS are included in the Company’s Financial Statements for the periods subsequent to the acquisition dates.

See the Company’s 2002 10-K for a detailed discussion of the Company’s 2002 business acquisitions.

Adelphia Communications Corporation

Certain of the Company’s clients have filed for bankruptcy protection. Companies involved in bankruptcy proceedings pose certain financial risks to the Company, consisting principally of possible claims of preferential payments for certain amounts paid to the Company prior to the bankruptcy filing date, as well increased collectibility risk for accounts receivable, in particular, those accounts receivable that relate to periods prior to the bankruptcy filing date. The Company considers such risks in assessing its revenue recognition and the collectibility of accounts receivable related to its clients that have filed for bankruptcy protection.

The Company provides processing services for approximately three million of Adelphia Communications Corporation’s (“Adelphia”) video customers. Adelphia filed for bankruptcy protection under Chapter 11 on June 25, 2002. The Company deferred the recognition of Adelphia’s June 2002 processing revenues due to the collectibility risk resulting from the bankruptcy filing and increased its allowance for doubtful accounts in the second quarter of 2002 for outstanding accounts receivable from Adelphia dated prior to June 2002. The Company believes it is adequately reserved against its exposure for pre-bankruptcy receipts of cash and accounts receivable from Adelphia as of September 30, 2003. The Company continues to provide processing services for Adelphia post-bankruptcy. As of the date of this filing, Adelphia is current on substantially all invoices related to services provided post-bankruptcy, and the Company believes that all amounts invoiced for future services will be fully collected under the current contractual payment terms.

Implementation Projects in Progress

General. The Company’s GSS Division provides a variety of implementation services in conjunction with its software arrangements. See Exhibit 99.01 under “Implementation Project Complexities and Risks” included in this report for a detailed discussion of the factors impacting the length and complexity of the Company’s implementation projects, as well as the related risks resulting from the Company’s inability to timely and successfully complete a project and meet client expectations.

Update on the European Implementation Project. As discussed in greater detail in the Company’s 2002 10-K and quarterly reports on Form 10-Q dated August 14, 2003 and May 15, 2003, the Company is currently engaged in a lengthy and complex implementation project with a client located in Europe in which the Company has responsibility for the implementation of certain of its software products, and also has responsibilities for certain aspects of the overall project management. This contract was acquired by the Company from Lucent as part of the Kenan Business acquisition. This project is significantly longer and more complex than the Company’s typical implementation projects. The Company is using the percentage-of-completion (“POC”) method of accounting for this arrangement.

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

During the second quarter of 2003, the Company executed an amendment to this contractual arrangement, with the key terms of the amendment summarized as follows:

•	the scope and timing of the Company’s work obligations were modified. The Company’s total estimated professional services revenue of approximately $24 million to be generated under this arrangement was relatively unchanged by the amendment. However, the amendment had the effect of shifting certain implementation-type tasks from the Company to the client. In conjunction with this change, the Company now expects to perform certain post implementation-type tasks. Primarily as a result of these changes, the Company’s revenue from this arrangement for the second quarter of 2003 was approximately $1 million less than originally anticipated at the beginning of the quarter; and

•	the performance penalties of $2.1 million were eliminated from the arrangement in their entirety, and the client’s right for standard contractual damage claims for events through June 30, 2003 was eliminated, and the right to any such future claims was significantly reduced and contractually capped.

During the third quarter of 2003, the Company continued to make progress towards completion of the project. The software system is expected to “go live” in the fourth quarter of 2003, at which time, substantially all of the Company’s implementation-type obligations will be completed. For the third quarter of 2003, the Company recognized revenue under this arrangement of approximately $1.6 million, and has recognized revenue to date on this arrangement of approximately $20.9 million (approximately 87% complete as of September 30, 2003). As of September 30, 2003, the overall estimated loss on the contract remained relatively unchanged from June 30, 2003 at approximately $3 million. The Company reduced the loss contract accrual by approximately $475,000 (included in cost of professional services) during the third quarter of 2003 in order to properly reflect the loss contract status of $3 million as of September 30, 2003.

The Company had accounts receivable of approximately $8 million (approximately $5 million billed and $3 million unbilled) recorded as of September 30, 2003 related to this project. The Company collected approximately $3 million of these accounts receivable subsequent to September 30, 2003 through the date of this filing. The Company has approximately $6 million of fees yet to be invoiced under the arrangement. The Company believes its revised obligations under the amended arrangement are attainable, and that the client will pay the fees included in the September 30, 2003 accounts receivable, and the future fees yet to be invoiced under the arrangement. However, because of the various complexities of this project, there can be no assurances that the Company will complete the project under the revised schedule and at its current cost estimates, and avoid any future contractual damage claims. Any future difficulties or delays in the project will directly impact the timing of future revenue recognition, the overall profitability on the project, and will likely delay the collection of the fees due under the arrangement.

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

RESULTS OF OPERATIONS

CSG SYSTEMS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
GAAP Results:
Revenues:
Processing and related services (inclusive in 2003 of $13,472 charge for arbitration ruling attributable to the third quarter of 2003)	$79,369	311.1%	$93,587	60.1%	$261,586	84.4%	$276,104	60.6%
Software	10,600	41.6	11,633	7.5	32,912	10.6	56,011	12.3
Maintenance (inclusive of $450 charge for arbitration ruling attributable to the third quarter of 2003)	23,676	92.8	25,649	16.5	68,907	22.3	61,614	13.5
Professional services	17,544	68.8	24,745	15.9	52,077	16.8	61,998	13.6

Subtotal	131,189	514.3	155,614	100.0	415,482	134.1	455,727	100.0
Charge for arbitration ruling attributable to periods prior to July 1, 2003)	(105,679)	(414.3)	—	—	(105,679)	(34.1)	—	—

Total revenues, net	25,510	100.0	155,614	100.0	309,803	100.0	455,727	100.0

Cost of revenues:
Cost of processing and related services	36,503	143.1	35,364	22.8	106,163	34.3	105,464	23.2
Cost of software and maintenance	18,540	72.7	17,477	11.2	54,240	17.5	39,212	8.6
Cost of professional services	16,770	65.7	17,748	11.4	49,991	16.1	46,108	10.1

Total cost of revenues	71,813	281.5	70,589	45.4	210,394	67.9	190,784	41.9

Gross margin (loss) (exclusive of depreciation):
Processing and related services	42,866	168.0	58,223	37.3	155,423	50.1	170,640	37.4
Software and maintenance	15,736	61.7	19,805	12.8	47,579	15.4	78,413	17.2
Professional services	774	3.1	6,997	4.5	2,086	0.7	15,890	3.5
Charge for arbitration ruling attributable to periods prior to July 1, 2003)	(105,679)	(414.3)	—	—	(105,679)	(34.1)	—	—

Total gross margin (loss) (exclusive of depreciation)	(46,303)	(181.5)	85,025	54.6	99,409	32.1	264,943	58.1

Operating expenses:
Research and development	14,309	56.1	19,217	12.3	46,715	15.1	58,150	12.8
Selling, general and administrative	25,200	98.8	29,429	18.9	86,913	28.1	83,641	18.3
Depreciation	4,529	17.8	5,007	3.2	13,462	4.3	13,910	3.0
Restructuring charges	3,451	13.5	12,027	7.7	7,603	2.5	12,027	2.6
Kenan Business acquistion-related charges	—	—	2,104	1.4	—	—	29,458	6.5

Total operating expenses	47,489	186.2	67,784	43.5	154,693	50.0	197,186	43.2

Operating income (loss)	(93,792)	(367.7)	17,241	11.1	(55,284)	(17.9)	67,757	14.9

Other income (expense):
Interest expense	(3,291)	(12.9)	(4,076)	(2.6)	(10,647)	(3.5)	(10,358)	(2.3)
Interest and investment income, net	381	1.5	221	0.1	1,112	0.4	1,624	0.4
Other	753	3.0	(546)	(0.3)	3,582	1.2	(1,656)	(0.4)

Total other	(2,157)	(8.4)	(4,401)	(2.8)	(5,953)	(1.9)	(10,390)	(2.3)

Income (loss) before income taxes	(95,949)	(376.1)	12,840	8.3	(61,237)	(19.8)	57,367	12.6
Income tax (provision) benefit	42,377	166.1	(6,990)	(4.5)	28,353	9.2	(29,806)	(6.6)

Net income (loss)	$(53,572)	(210.0)%	$5,850	3.8%	$(32,884)	(10.6)%	$27,561	6.0%

Weighted average diluted shares	51,456		52,005		51,372		52,847

Net income (loss) per diluted share	$(1.04)		$0.11		$(0.64)		$0.52

CSG SYSTEMS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Adjusted Results:
Revenues:
Processing and related services	$92,841	64.0%	$93,587	60.1%	$275,058	64.1%	$276,104	60.6%
Software	10,600	7.3	11,633	7.5	32,912	7.7	56,011	12.3
Maintenance	24,126	16.6	25,649	16.5	69,357	16.1	61,614	13.5
Professional services	17,544	12.1	24,745	15.9	52,077	12.1	61,998	13.6

Total revenues	145,111	100.0	155,614	100.0	429,404	100.0	455,727	100.0

Cost of revenues:
Cost of processing and related services	36,503	25.1	35,364	22.8	106,163	24.7	105,464	23.2
Cost of software and maintenance	18,540	12.8	17,477	11.2	54,240	12.6	39,212	8.6
Cost of professional services	16,770	11.6	17,748	11.4	49,991	11.7	46,108	10.1

Total cost of revenues	71,813	49.5	70,589	45.4	210,394	49.0	190,784	41.9

Gross margin (exclusive of depreciation):
Processing and related services	56,338	38.9	58,223	37.3	168,895	39.4	170,640	37.4
Software and maintenance	16,186	11.1	19,805	12.8	48,029	11.2	78,413	17.2
Professional services	774	0.5	6,997	4.5	2,086	0.4	15,890	3.5

Total gross margin (exclusive of depreciation)	73,298	50.5	85,025	54.6	219,010	51.0	264,943	58.1

Operating expenses:
Research and development	14,309	9.9	19,217	12.3	46,715	10.9	58,150	12.8
Selling, general and administrative	25,200	17.4	29,429	18.9	86,913	20.2	83,641	18.3
Depreciation	4,529	3.1	5,007	3.2	13,462	3.1	13,910	3.0
Restructuring charges	3,451	2.3	12,027	7.7	7,603	1.8	12,027	2.6
Kenan Business acquistion-related charges	—	—	2,104	1.4	—	—	29,458	6.5

Total operating expenses	47,489	32.7	67,784	43.5	154,693	36.0	197,186	43.2

Operating income	25,809	17.8	17,241	11.1	64,317	15.0	67,757	14.9

Other income (expense):
Interest expense	(3,291)	(2.3)	(4,076)	(2.6)	(10,647)	(2.5)	(10,358)	(2.3)
Interest and investment income, net	381	0.3	221	0.1	1,112	0.3	1,624	0.4
Other	753	0.5	(546)	(0.3)	3,582	0.8	(1,656)	(0.4)

Total other	(2,157)	(1.5)	(4,401)	(2.8)	(5,953)	(1.4)	(10,390)	(2.3)

Income before income taxes	23,652	16.3	12,840	8.3	58,364	13.6	57,367	12.6
Income tax provision	(8,988)	(6.2)	(6,990)	(4.5)	(22,178)	(5.2)	(29,806)	(6.6)

Net income	$14,664	10.1%	$5,850	3.8%	$36,186	8.4%	$27,561	6.0%

Weighted average diluted shares	52,076		52,005		51,757		52,847

Net income (loss) per diluted share	$0.28		$0.11		$0.70		$0.52

Adjusted Results of Operations

The Company reports its financial results of operations in accordance with generally accepted accounting principles (“GAAP”). As discussed above, the Company recorded a charge for the $119.6 million arbitration award during the current quarter. As specified in the arbitration ruling, $105.7 million is attributable to periods prior to July 1, 2003, and $13.9 million is attributable to the third quarter of 2003 (which has been netted against third quarter 2003 revenues). The Company believes the arbitration ruling is a material event which is infrequent in occurrence, and unique in nature. As a result, in order to provide for additional comparison of the Company’s current results of operations with prior periods, and with its previously communicated third quarter 2003 financial guidance, the Company has adjusted out the impact of the arbitration charge (“Adjusted” results). In addition, the Company believes that disclosures using Adjusted results enhance the understanding of the Company’s operating performance. Management reviews both GAAP and Adjusted financial measures in evaluating the Company’s performance, and the achievement of certain of the Company’s internal financial management targets are measured against Adjusted results.

Adjusted results are non-GAAP financial measures and should be viewed in addition to, and not in lieu of, the Company’s GAAP results. The Adjusted results financial measures are not intended to imply the arbitration charge is a non-cash charge. The arbitration ruling will result in a $119.6 million cash payment to Comcast. Also, as discussed in greater detail under the “Comcast and AT&T Broadband Business Relationship” section above, and in the discussions to follow, as a result of the Comcast arbitration ruling, the Company’s future processing and related services revenues, as well as total revenues, will be more comparable to the third quarter 2003 GAAP results (excluding the impact of the $105.7 million arbitration charge attributed to periods prior to July 1, 2003) shown above, instead of the corresponding Adjusted results shown above.

Revenue, gross margins, operating income, net income, and segment results disclosed on an Adjusted basis have been computed by excluding the impact of the arbitration charge and using the Company’s estimated normalized overall income tax rate of 38%. Reconciliations of the Company’s GAAP results to Adjusted results for revenues, gross margins, operating income, and net income are shown in the table below (in thousands, except per share amounts). The GAAP segment results, and the reconciliation of these amounts to the Adjusted segment results, for the three and nine months ended September 30, 2003 are shown in the respective “Results of Operations - Operating Segments” sections below.

	For the Three Months Ended September 30, 2003			For the Nine Months Ended September 30, 2003
	GAAP Results	Impact of Arbitration Charge	Adjusted Results	GAAP Results	Impact of Arbitration Charge	Adjusted Results
Revenues:
Processing and related services	$79,369	$13,472	$92,841	$261,586	$13,472	$275,058
Software	10,600	—	10,600	32,912	—	32,912
Maintenance	23,676	450	24,126	68,907	450	69,357
Professional services	17,544	—	17,544	52,077	—	52,077

Subtotal	131,189	13,922	145,111	415,482	13,922	429,404
Charge for arbitration ruling attributable to periods prior to July 1, 2003)	(105,679)	105,679	—	(105,679)	105,679	—

Total revenues, net	25,510	119,601	145,111	309,803	119,601	429,404

Cost of revenues:
Cost of processing and related services	36,503	—	36,503	106,163	—	106,163
Cost of software and maintenance	18,540	—	18,540	54,240	—	54,240
Cost of professional services	16,770	—	16,770	49,991	—	49,991

Total cost of revenues	71,813	—	71,813	210,394	—	210,394

Gross margin (loss) (exclusive of depreciation):
Processing and related services	42,866	13,472	56,338	155,423	13,472	168,895
Software and maintenance	15,736	450	16,186	47,579	450	48,029
Professional services	774	—	774	2,086	—	2,086
Charge for arbitration ruling attributable to periods prior to July 1, 2003)	(105,679)	105,679	—	(105,679)	105,679	—

Total gross margin (loss) (exclusive of depreciation)	(46,303)	119,601	73,298	99,409	119,601	219,010

Operating expenses:
Research and development	14,309	—	14,309	46,715	—	46,715
Selling, general and administrative	25,200	—	25,200	86,913	—	86,913
Depreciation	4,529	—	4,529	13,462	—	13,462
Restructuring charges	3,451	—	3,451	7,603	—	7,603
Kenan Business acquistion-related charges	—	—	—	—	—	—

Total operating expenses	47,489	—	47,489	154,693	—	154,693

Operating income (loss)	(93,792)	$119,601	25,809	(55,284)	$119,601	64,317

Other income (expense):
Interest expense	(3,291)		(3,291)	(10,647)		(10,647)
Interest and investment income, net	381		381	1,112		1,112
Other	753		753	3,582		3,582

Total other	(2,157)		(2,157)	(5,953)		(5,953)

Income (loss) before income taxes	(95,949)		23,652	(61,237)		58,364
Income tax (provision) benefit	42,377		(8,988)	28,353		(22,178)

Net income (loss)	$(53,572)		$14,664	$(32,884)		$36,186

Weighted average diluted shares (1)	51,456		52,076	51,372		51,757

Net income (loss) per diluted share	$(1.04)		$0.28	$(0.64)		$0.70

(1)	Weighted average shares are different for GAAP results and Adjusted results. For GAAP results, because the Company recorded a net loss in the three and nine months ended September 30, 2003, potentially dilutive common shares (i.e., stock-based compensation awards) are excluded in calculating the net loss per diluted share, as their effect is antidilutive. For Adjusted results, because the Company reflects net income, these potentially dilutive common shares (620,000 and 385,000 for the three and nine months ended September 30, 2003, respectively) are included in calculating net income per diluted share, as their effect is dilutive for this purpose.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Results of Operations – Consolidated Basis

As discussed above under “Adjusted Results of Operations”, the Company reports its financial results of operations in accordance with GAAP. To provide for additional comparison of the Company’s current results of operations with prior periods, and with its previously communicated third quarter financial guidance, the Company has adjusted out the impact of the Comcast arbitration charge (i.e., “Adjusted” results). The following discussions address both GAAP and Adjusted results. The GAAP and Adjusted results, and the reconciliation of the two measures, are presented in tabular form above.

See the “Comcast and AT&T Broadband Business Relationship” section above for additional discussion of the expected impact to the Company’s future results of operations as a result of the arbitration ruling.

Total Revenues. Total GAAP revenues for the three months ended September 30, 2003 decreased 83.6% to $25.5 million, from $155.6 million for the three months ended September 30, 2002. The decrease between periods is primarily due to the $119.6 million charge for arbitration ruling discussed above ($105.7 attributable to periods prior to July 1, 2003 and $13.9 million attributable to the third quarter of 2003). Adjusted revenues were $145.1 million, a decrease of 6.7% over the third quarter of 2002. This decrease is made up of an 0.8% decrease in processing and related services revenues, an 8.9% decrease in software revenues, a 5.9% decrease in maintenance revenues, and a 29.1% decrease in professional services revenues. The decreases in software revenues, maintenance revenues, and professional services revenues are primarily due to decreases in revenues within the GSS Division.

The Company uses the location of the client as the basis of attributing revenues to individual countries. GAAP and Adjusted revenues by geographic region for the three months ended September 30 are as follows (in thousands):

	September 30, 2003
	GAAP Results	Impact of Arbitration Charge	Adjusted Results	September 30, 2002
North America (principally the United States)	$96,827	$13,922	$110,749	$110,408
Europe, Middle East and Africa (principally Europe)	23,313	—	23,313	18,151
Asia Pacific	6,833	—	6,833	14,504
Central and South America	4,216	—	4,216	12,551

Subtotal	131,189	13,922	145,111	155,614
Charge for arbitration ruling attributable to periods prior to July 1, 2003	(105,679)	105,679	—	—

Total revenues, net	$25,510	$119,601	$145,111	$155,614

See the “Results of Operations - Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Revenues. See the Company’s 2002 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the three months ended September 30, 2003 increased 3.2% to $36.5 million, from $35.4 million for the three months ended September 30, 2002. Total processing costs increased between periods primarily as a result of an increase in the number of customers of the Company’s clients, which are serviced by the Company. Processing costs as a percentage of Adjusted processing revenues were 39.3% (Adjusted gross margin of 60.7%) for the three months ended September 30, 2003 compared to 37.8% (gross margin of 62.2%) for the three months ended September 30, 2002. The decrease in gross margin is attributed to a decrease in revenue per customer, due to less ancillary services being purchased by the Company’s clients, and an increase in processing costs, as explained above.

Cost of Software and Maintenance. The combined cost of software and maintenance for the three months ended September 30, 2003 increased 6.1% to $18.5 million, from $17.5 million for the three months ended September 30, 2002. The cost of software and maintenance as a percentage of related Adjusted revenues was 53.4% (Adjusted gross margin of 46.6%) for the three months ended September 30, 2003 as compared to 46.9% (gross margin of 53.1%) for the three months ended September 30, 2002. The decrease in gross margin is attributed primarily to a decrease in GSS software and maintenance revenues between periods.

While the quarterly cost of software and maintenance revenues were relatively comparable for the last four quarters, the Adjusted gross margin percentages for this same period have ranged from 44% to 53%. As discussed below, fluctuations in the quarterly gross margin for software and maintenance revenues are an inherent characteristic of software companies, which can be impacted by, among others things, the timing of executed contracts in any one quarter.

Cost of Professional Services. The cost of professional services for the three months ended September 30, 2003 decreased 5.5% to $16.8 million, from $17.7 million for the three months ended September 30, 2002, primarily due to a reduction in personnel costs, to include the impact of the cost reduction initiatives discussed above. The cost of professional services as a percentage of related revenues was 95.6% (gross margin of 4.4%) for the three months ended September 30, 2003, as compared to 71.7% (gross margin of 28.3%) for the three months ended September 30, 2002. The decrease in the gross margin percentage between periods relates primarily to a decrease in the GSS Division’s professional services revenues between periods, which is discussed in greater detail below under the “Results of Operations - Operating Segments”.

The gross margin percentages for the fourth quarter of 2002 and the first three quarters of 2003 for this revenue source were approximately 1%, negative 2%, 10% and 4% respectively. The gross margin percentages for the fourth quarter of 2002 and first three quarters of 2003 are reflective of the recent difficulties the Company has experienced on the large European implementation project discussed above, as well as decreasing to flat revenue growth during this period. As discussed below, fluctuations in the gross margin for professional services revenues are an inherent characteristic of professional services companies, which can be impacted by, among others things, the amount of work performed on, and the overall status of implementation projects.

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

The overall GAAP gross margin, for the three months ended September 30, 2003 decreased 154.5% to negative $46.3 million from $85.0 million for the three months ended September 30, 2002, primarily due to the $119.6 million charge from the Comcast arbitration ruling. The GAAP gross margin percentage decreased to negative 181.5% for the three months ended September 30 2003, from 54.6% for the three months ended September 30, 2002.

The overall Adjusted gross margin decreased 13.8% to $73.3 million and the overall Adjusted gross margin percentage decreased to 50.5% for the three months ended September 30, 2003. The decrease in the overall Adjusted gross margin and overall Adjusted gross margin percentage relate primarily to the decreases in the Adjusted gross margins between periods for software and maintenance revenues and professional services, as discussed above.

In the near-term, the Company’s quarterly gross margin for processing and related services, and for total revenues, are expected to decline by a similar amount as the revenues per quarter as a result of the Comcast arbitration ruling. However, as discussed in greater detail under “Restructuring Charges” above, the Company expects to begin implementation of a cost reduction program in the fourth quarter of 2003. The expected impact of this cost reduction initiative on future gross margins is not known at this time.

Research and Development (“R&D”) Expense. R&D expense for the three months ended September 30, 2003, decreased 25.5% to $14.3 million from $19.2 million for the three months ended September 30, 2002. As a percentage of Adjusted revenues, R&D expense decreased to 9.9% for the three months ended September 30, 2003, from 12.3% for the three months ended September 30, 2002. The Company did not capitalize any internal software development costs during the three months ended September 30, 2003 and 2002.

The decrease in the R&D expenditures between periods is primarily due to the Company discontinuing the development of its CSG NextGen software product during the third quarter of 2002, a reduction of R&D costs in other areas since the second quarter of 2002, to include a reduction of R&D personnel as a result of the cost reduction initiatives discussed above, and the completion of the development cycle for certain projects. Prior to the Kenan Business acquisition, the primary focus of the GSS Division was on the development efforts of the Company’s CSG NextGen software product. Following the Kenan Business acquisition, the Company discontinued the development of CSG NextGen as a stand-alone customer care and billing system.

During the third quarter of 2003, the Company focused its development and enhancement efforts on:

•	various R&D projects for the GSS Division, including the Kenan FX business framework, which was introduced in late September, which includes enhancements to the existing versions of the Kenan Business product suite, as well as new modules; and

•	enhancements to CSG CCS/BP and related Broadband Division software products to increase the functionalities and features of the products.

At this time, the Company expects its investment in R&D over time will approximate the Company’s historical investment rate of 10-12% of total revenues. At this time, this investment is expected to be focused on the CSG CCS/BP, ICMS, and Kenan Business product suites.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the three months ended September 30, 2003, decreased 14.4% to $25.2 million, from $29.4 million for the three months ended September 30, 2002. As a percentage of Adjusted revenues, SG&A expense decreased to 17.4% for the three months ended September 30, 2003, from 18.9% for the three months ended September 30, 2002. The decrease in the amount of SG&A expense is consistent with the Company’s focus on cost reductions in this area.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2003 decreased 9.5% to $4.5 million, from $5.0 million for the three months ended September 30, 2002. The decrease in depreciation expense relates primarily to a reduction in capital expenditures made during the twelve months ended September 30, 2003 as compared to the twelve months ended September 30, 2002, primarily as a result of the Company’s focus on controlling its investments in capital expenditures at this time. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Kenan Business Acquisition-Related Expenses. See the “Business Acquisitions” section above for discussions of these expenses, and the impact of those expenses on the results of operations for 2002.

Restructuring Charges. See the “Restructuring Charges” section above and Note 12 to the Financial Statements for discussions of the Company’s cost reduction initiatives and related restructuring charges, and the impact of those charges on the results of operations for 2003 and 2002.

Operating Income (Loss). GAAP operating loss (which reflects the impact of the $119.6 million Comcast arbitration charge) for the three months ended September 30, 2003 was $93.8 million. Adjusted operating income was $25.8 million or 17.8% of Adjusted revenues, compared to $17.2 million or 11.1% of total revenues for the three months ended September 30, 2002. The changes in these measures between years relate to the factors discussed above.

In the near-term, the Company’s quarterly operating margin is expected to decline by a similar amount as the revenues per quarter as a result of the Comcast arbitration ruling. However, as discussed in greater detail under “Restructuring Charges” above, the Company expects to begin implementation of a cost reduction program in the fourth quarter of 2003 that will lower the Company’s operating expenses for 2004 by approximately $30 million.

Interest Expense. Interest expense for the three months ended September 30, 2003, decreased 19.3% to $3.3 million, from $4.1 million for the three months ended September 30, 2002, with the decrease due to the reduction in the long-term debt balance and lower interest rates. The weighted-average balance of the Company’s long-term debt for the three months ended September 30, 2003 was approximately $240.1 million, compared to approximately $270.0 million for the three months ended September 30, 2002. The weighted-average interest rate on the Company’s debt borrowings for the three months ended September 30, 2003, including the amortization of deferred financing costs and commitment fees on the Company’s revolving credit facility, was approximately 5.3%, compared to 6.2% for the three months ended September 30, 2002. On August 21, 2003, the Company made a voluntary principal payment on its long-term debt of $20.0 million, reducing its long-term debt balance to approximately $228.9 million as of September 30, 2003.

See the “Financial Condition, Liquidity and Capital Resources” section below for discussions regarding the Company’s credit agreement.

Interest and Investment Income. Interest and investment income for the three months ended September 30, 2003, increased 72.4% to $0.4 million, from $0.2 million for the three months ended September 30, 2002, with the increase attributable primarily to an increase in operating funds available for investment.

Other income/expense. Other income for the three months ended September 30, 2003, was $0.8 million compared to other expense of $0.5 million for the three months ended September 30, 2002. The change is primarily due to foreign currency transaction gains during the three months ended September 30, 2003.

Income Tax Provision/Benefit. For the three months ended September 30, 2003, the Company recorded an income tax benefit of $42.4 million, or an effective income tax rate of approximately 44%, compared to an income tax provision of $7.0 million, or an effective income tax rate of 54% for the three months ended September 30, 2002.

The effective income tax rate for 2002 was negatively impacted by certain items recorded in conjunction with the Kenan Business acquisition. As a result of the Comcast arbitration charge, the Company was in a net operating loss (“NOL”) position for the third quarter of 2003, and consequently, the Company recorded a tax benefit for this period using a 44% effective income tax rate. The effective income tax rate for the third quarter of 2003 is the rate necessary to achieve the Company’s 2003 estimated annualized effective income tax rate of approximately 46%. The estimated rate for 2003 is based on various assumptions, with the two primary assumptions related to the Company’s estimate of total pretax income or loss, and the amounts and sources of foreign pretax income or loss. The actual effective income tax rate for 2003 could deviate from the 46% estimate based on the Company’s actual 2003 experience with these items, as well as other items.

The 2003 estimated income tax rate of 46% is impacted by the expected NOL position for 2003, resulting from the $119.6 million Comcast arbitration charge discussed above, and as a result of the resolution during 2003 of certain tax positions taken by the Company. The Company is in the process of evaluating its long-term international income tax strategy. At this time, the Company expects an effective income tax rate of approximately 38% beginning in 2004.

As a result of the Company’s NOL position for the nine months ended September 30, 2003, the Company recorded an income tax receivable as of September 30, 2003. The Company expects its income tax receivable as of December 31, 2003 to be approximately $35 million to $37 million, with approximately $6 million to be received in the first quarter of 2004 (through a refund of 2003 income taxes already paid), with the remaining amount expected in the second quarter of 2004 (through a NOL carry back to previous years).

As of September 30, 2003, the Company’s net deferred tax assets of $44.9 million were related primarily to its domestic operations, and represented approximately 6% of total assets. The Company continues to believe that sufficient taxable income will be generated to realize the benefit of these deferred tax assets. The Company’s assumptions of future profitable domestic operations are supported by its strong operating performances by the Broadband Division over the last several years, and the Company’s future expectations of profitability, to include considerations for the expected impacts from the Comcast arbitration ruling, and the Company’s planned 2004 cost reduction initiative.

Results of Operations - Operating Segments

The Company serves its clients through its two operating segments: the Broadband Division and the GSS Division. See the Company’s 2002 Form 10-K for further discussion of the operations of each operating segment and the related product and service offerings, and the components of segment operating results. The Company excludes its restructuring charges and Kenan Business acquisition-related expenses in the determination of its GAAP segment results.

The GAAP segment results, and the reconciliation of these amounts to the Adjusted segment results, for the divisions are as follows (in thousands, except percentages):

	Three Months Ended September 30, 2003 (1)
	Broadband Division	GSS Division	Corporate	Total
GAAP Segment Results:
Processing revenues (Broadband Division net of $13,472 for the arbitration charge)	$78,731	$638	$—	$79,369
Software revenues	1,897	8,703	—	10,600
Maintenance revenues (Broadband Division net of $450 for the arbitration charge)	4,649	19,027	—	23,676
Professional services revenues	310	17,234	—	17,544

Subtotal	85,587	45,602	—	131,189

Charge for arbitration ruling attributable to periods prior to July 1, 2003	(105,679)	—	—	(105,679)

Total revenues, net	(20,092)	45,602	—	25,510
Segment operating expenses	54,531	46,456	14,864	115,851

Contribution loss	$(74,623)	$(854)	$(14,864)	$(90,341)

Contribution loss percentage	(371.4)%	(1.9)%	N/A	(354.1)%

Adjusted Segment Results: (2)
Total net revenues, per above	$(20,092)	$45,602	$—	$25,510
Impact of arbitration ruling	119,601	—	—	119,601

Adjusted total revenues	99,509	45,602	—	145,111
Segment operating expenses	54,531	46,456	14,864	115,851

Adjusted contribution margin (loss)	$44,978	$(854)	$(14,864)	$29,260

Adjusted contribution margin (loss) Percentage	45.2%	(1.9)%	N/A	20.1%

The Broadband Division’s GAAP revenues, and the reconciliation of these amounts to the Adjusted Broadband Division’s revenues for the three months ended September 30, 2003 are as follows (in thousands):

	Three Months Ended September 30, 2003
	GAAP Results	Impact of Charge for Arbitration Ruling (2)	Adjusted Results
Processing revenues	$78,731	$13,472	$92,203
Software revenues	1,897	—	1,897
Maintenance revenues	4,649	450	5,099
Professional services revenues	310	—	310

Subtotal	85,587	13,922	99,509

Charge for arbitration ruling	(105,679)	105,679	—

Total revenues, net	$(20,092)	$119,601	$99,509

	Three Months Ended September 30, 2002 (1)
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$93,432	$155	$—	$93,587
Software revenues	615	11,018	—	11,633
Maintenance revenues	5,351	20,298	—	25,649
Professional services revenues	95	24,650	—	24,745

Total revenues	99,493	56,121	—	155,614
Segment operating expenses	53,291	58,390	12,561	124,242

Contribution margin (loss)	$46,202	$(2,269)	$(12,561)	$31,372

Contribution margin (loss) percentage	46.4%	(4.0)%	N/A	20.2%

(1)	Segment operating expenses and contribution margin (loss), determined in accordance with GAAP, exclude: (i) restructuring charges of $3.4 million and $12.0 million, respectively, for the three months ended September 30, 2003 and 2002; and (ii) Kenan Business acquisition-related expenses of $2.1 million for the three months ended September 30, 2002. Of the $3.4 million restructuring charge recorded in the third quarter of 2003, $0.2 million of the charge relate to the Broadband Division and $3.2 million relate to the GSS Division. See Note 8 to the Condensed Consolidated Financial Statements for reconciling information between reportable segments contribution margin (loss) and the Company’s consolidated totals.
(2)	Adjusted segment results and Adjusted Broadband Division revenues exclude the impact of the $119.6 million arbitration award, as more fully discussed under the “Adjusted Results of Operations” section above.

Broadband Division

Total Revenues. Total Broadband Division GAAP revenues for the three months ended September 30, 2003 decreased 120.2% to negative $20.1 million, from $99.5 million for the three months ended September 30, 2002, due to the $119.6 million charge for the Comcast arbitration award recorded in 2003. Adjusted revenues for the three months ended September 30, 2003 were $99.5 million, consistent with the three months ended September 30, 2002.

Processing revenues. GAAP processing revenues for the three months ended September 30, 2003 decreased 15.7% to $78.7 million, compared to $93.4 million for the three months ended September 30, 2002, primarily due to the $13.5 million arbitration charge attributed to the third quarter of 2003. Adjusted processing revenues for the three months ended September 30, 2003 were $92.9 million, and were basically flat when compared the same period of 2002, and the second quarter of 2003. After considering the impact of the arbitration ruling, the Company expects total consolidated processing revenues to range between $79 million and $80 million for the fourth quarter of 2003.

As a result of the arbitration ruling discussed above, Comcast customer accounts will be measured differently beginning in October 2003 for the Company’s invoicing purposes. This change is primarily the result of combining the video and Internet accounts for the same customer (i.e., a subscriber) into a single customer account, as opposed to two separate customer accounts as was the case prior to the arbitration ruling, and to a lesser degree, the Company will no longer charge for certain inactive customers. As a result, the historical breakout of video, high-speed data and telephony accounts will not be comparable. The following table illustrates this change in measurement of total customer accounts (in thousands):

	September 30, 2003
	Prior to Impact of Arbitration Ruling	Impact of Arbitration Ruling	After Impact of Arbitration Ruling	June 30, 2003
Video	43,120	(905)	42,215	42,417
Internet	4,248	(2,659)	1,589	3,943
Telephony	75	—	75	76

Total	47,443	(3,564)	43,879	46,436

Software Revenue. Software revenue for the three months ended September 30, 2003 increased by 208.5% to $1.9 million, from $0.6 million for the three months ended September 30, 2002. The increase in software revenue was primarily due to a large software sale in the third quarter of 2003, with no similar transaction in the third quarter of 2002.

Maintenance Revenue. GAAP maintenance revenue for the three months ended September 30, 2003 decreased 13.1% to $4.6 million, from $5.4 million for the three months ended September 30, 2002, primarily due to the $0.4 million arbitration charge attributed to the third quarter of 2003. Adjusted maintenance revenue decreased 4.7% to $5.1 million, however remained relatively unchanged from the previous two sequential quarters. Maintenance revenue for the three months ended June 30, 2003 and March 31, 2003 was $5.1 million and $5.0 million, respectively.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the three months ended September 30, 2003 increased by 2.3% to $54.5 million, from $53.3 million for the three months ended September 30, 2002. Broadband Division GAAP contribution margin decreased 261.5% to negative $74.6 million (contribution margin percentage of negative 371.4%), from $46.2 million (contribution margin percentage of 46.4%) for the three months ended September 30, 2003, primarily due to the $119.6 million Comcast arbitration charge. Broadband Division Adjusted contribution margin for the three months ended September 30, 2003 was $45.0 million (Adjusted contribution margin percentage of 45.2%), a decrease of 2.6% from the three months ended September 30, 2002. The Broadband Division Adjusted contribution margin and Adjusted contribution margin percentage decreased between periods primarily as a result of an increase in operating expenses.

GSS Division

Total Revenues. Total GSS Division revenues for the three months ended September 30, 2003 were $45.6 million, as compared to $56.1 million for the three months ended September 30, 2002, with the decrease primarily due to reduced professional services revenues, and to a lesser degree, reduced software sales.

Software Revenue. Software revenue for the three months ended September 30, 2003 decreased by 21.0% to $8.7 million, from $11.0 million for the three months ended September 30, 2002. Software revenues for the first and second quarters of 2003 were approximately $8.5 million and $11.7 million, respectively. As explained above, variability in revenues from software sales is an inherent characteristic of software companies and is expected to continue in future periods. The Company expects total consolidated software revenues to range between $7 million and $9 million for the fourth quarter of 2003.

Maintenance Revenue. Maintenance revenue for the three months ended September 30, 2003 decreased by 6.3% to $19.0 million, from $20.3 million for the three months ended September 30, 2002. This decrease in maintenance revenue was primarily due to certain maintenance agreements not being renewed and certain maintenance agreements being renewed at lower rates. The GSS Division’s maintenance services are typically contracted for on an annual basis, with the majority of the renewal dates occurring in the first and fourth fiscal quarters of the year. For the fourth quarter of 2003, the Company expects the GSS Division’s maintenance revenue to be comparable to that of the third quarter of 2003.

Professional Services Revenue. Professional services revenue for the three months ended September 30, 2003 decreased by 30.1% to $17.2 million, from $24.7 million for the three months ended September 30, 2002, with the decrease primarily due to several large projects in progress during 2002 which were substantially completed in 2002 and early 2003 (including the large European implementation project discussed above).

Professional services revenue for the first and second quarters of 2003 were $17.8 million and $16.1 million, respectively. For the fourth quarter of 2003, the Company expects the GSS Division’s professional services revenue to be comparable to that of the third quarter of 2003.

Segment Operating Expenses and Contribution Loss. GSS Division operating expenses for the three months ended September 30, 2003 decreased by 20.4% to $46.5 million, from $58.4 million for the three months ended September 30, 2002. The decrease in operating expenses between periods is primarily due to the cost reduction initiatives that began in the third quarter of 2002 principally, a reduction in personnel costs primarily as a result of involuntary employee terminations, and to a lesser degree, a reduction in costs as the result of the Company abandoning certain office facilities.

The GSS Division contribution loss decreased by 62.4% to $0.9 million (a negative contribution margin percentage of 1.9%) for the three months ended September 30, 2003, from $2.3 million (a negative contribution margin percentage of 4.0%) for the three months ended September 30, 2002, due to the factors discussed above.

The GSS Division contribution loss for the second quarter of 2003 was $2.0 million. The improvement in the contribution loss between the second and third quarter of 2003 (i.e., a decrease in the contribution loss) is primarily due to a decrease in segment expenses of $1.7 million between periods. The Company is expecting the GSS Division will achieve a contribution margin breakeven position by the first quarter of 2004.

Corporate

Corporate Operating Expenses. Corporate overhead expenses for the three months ended September 30, 2003, increased 18.3% to $14.9 million, from $12.6 million for the three months ended September 30, 2002. The increase in operating expenses relates primarily to stock-based compensation expense. The Company incurred approximately $1.1 million of stock-based compensation in the third quarter of 2003, as compared to $0.3 million in the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Results of Operations – Consolidated Basis

Total Revenues. Total GAAP revenues for the nine months ended September 30, 2003 decreased 32.0% to $309.8 million, from $455.7 million for the nine months ended September 30, 2002. The decrease between periods is primarily due to the $119.6 million charge for arbitration ruling discussed above. Adjusted revenues were $429.4 million, a decrease of 5.8%. This decrease is made up of a 0.4% decrease in processing and related services, a 41.2% decrease in software revenues, a 12.6% increase in maintenance revenues, and a 16.0% decrease in professional services revenues. The decrease in software revenues is primarily due to a decrease in software sales within the Broadband Division. This increase in maintenance revenues relates primarily to 2003 having a full nine months of operating results from the Kenan Business (acquired as of February 28, 2002), as compared to only seven months of operations during 2002. The decrease in professional services revenues relates to a decrease in services provided by the GSS Division.

The Company uses the location of the client as the basis of attributing revenues to individual countries. GAAP and Adjusted revenues by geographic region for the nine months ended September 30 are as follows (in thousands):

	September 30, 2003
	GAAP Results	Impact of Arbitration Charge	Adjusted Results	September 30, 2002
North America (principally the United States)	310,704	$13,922	$324,626	$343,774
Europe, Middle East and Africa (principally Europe)	66,857	—	66,857	60,627
Asia Pacific	20,147	—	20,147	30,635
Central and South America	17,774	—	17,774	20,691

Subtotal	415,482	13,922	429,404	455,727
Charge for arbitration ruling attributable to period prior to July 1, 2003	(105,679)	105,679	—	—

Total revenues, net	$309,803	$119,601	$429,404	$455,727

See the “Results of Operations - Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services. The cost of processing and related services for the nine months ended September 30, 2003 increased 0.7% to $106.2 million, from $105.5 million for the nine months ended September 30, 2002. Processing costs as a percentage of related Adjusted processing revenues were 38.6% (Adjusted gross margin of 61.4%) for the nine months ended September 30, 2003 compared to 38.2% (gross margin of 61.8%) for the nine months ended September 30, 2002. Total processing costs and processing costs as a percentage of related Adjusted revenue were relatively unchanged between periods.

Cost of Software and Maintenance. The combined cost of software and maintenance for the nine months ended September 30, 2003 increased 38.3% to $54.2 million, from $39.2 million for the nine months ended September 30, 2002. The increase relates primarily to 2003 having a full nine months of Kenan Business operations, as compared to only seven months of Kenan Business operations in 2002. The cost of software and maintenance as a percentage of related Adjusted revenues was 53.0% (Adjusted gross margin of 47.0%) for the nine months ended September 30, 2003 as compared to 33.3% (gross margin of 66.7%) for the nine months ended September 30, 2002. The decrease in the Adjusted gross margin percentage between periods relates primarily to a decrease in software revenues and the inclusion of nine months of Kenan Business operations in 2003, as compared to only seven months of Kenan Business operations in 2002.

Cost of Professional Services. The cost of professional services for the nine months ended September 30, 2003 increased 8.4% to $50.0 million, from $46.1 million for the nine months ended September 30, 2002. The increase relates primarily to 2003 having a full nine months of Kenan Business operations, as compared to only seven months of Kenan Business operations in 2002, partially offset by a reduction in personnel costs as a result of the recent cost reduction initiatives discussed above. The cost of professional services as a percentage of related revenues was 96.0% (gross margin of 4.0%) for the nine months ended September 30, 2003, as compared to 74.4% (gross margin of 25.6%) for the nine months ended September 30, 2002. The decrease in the gross margin percentage between periods relates primarily to the impact of the changes in the GSS Division’s professional services revenues and related costs between periods, which is discussed in greater detail below under the “Results of Operations - Operating Segments”.

Gross Margin. The overall GAAP gross margin for the nine months ended September 30, 2003 decreased 62.5% to $99.4 million from $264.9 million for the nine months ended September 30, 2002, primarily due to the $119.6 million charge for the Comcast arbitration ruling. The GAAP gross margin percentage decreased to 32.1% for the nine months ended September 30, 2003, from 58.1% for the nine months ended September 30, 2002.

The overall Adjusted gross margin decreased 17.3% to $219.0 million and the overall Adjusted gross margin percentage decreased to 51.0% for the nine months ended September 30, 2003. The decrease in the overall Adjusted gross margin and overall Adjusted gross margin percentage relate primarily to the decrease in Adjusted gross margins between periods for software and maintenance revenues, and for professional services, as discussed above.

Research and Development Expense. R&D expense for the nine months ended September 30, 2003, decreased 19.7% to $46.7 million from $58.2 million for the nine months ended September 30, 2002. As a percentage of Adjusted revenues, R&D expense decreased to 10.9% for the nine months ended September 30, 2003, from 12.8% for the nine months ended September 30, 2002. The Company did not capitalize any internal software development costs during the nine months ended September 30, 2003 and 2002.

The decrease in the R&D expenditures between periods is primarily due to the Company discontinuing the development of its CSG NextGen software product during the third quarter of 2002 and a reduction of R&D costs in other areas since the second quarter of 2002, to include a reduction of R&D personnel as a result of the cost reduction initiatives discussed above, and the completion of the development cycle for certain projects. Prior to the Kenan acquisition, the primarily focus of the GSS Division was on the development efforts of the Company’s CSG NextGen software product. Following the Kenan Business acquisition, the Company discontinued the development of CSG NextGen as a stand-alone customer care and billing system.

During the first nine months of 2003, the Company focused its development and enhancement efforts on:

•	various R&D projects for the GSS Division, including the Kenan FX business framework, which was introduced in late September, which includes enhancements to the existing versions of the Kenan Business product suite, as well as new modules; and

•	enhancements to CSG CCS/BP and related Broadband Division software products to increase the functionalities and features of the products.

Selling, General and Administrative Expense. SG&A expense for the nine months ended September 30, 2003, increased 3.9% to $86.9 million, from $83.6 million for the nine months ended September 30, 2002. As a percentage of Adjusted revenues, SG&A expense increased to 20.2% for the nine months ended September 30, 2003, from 18.4% for the nine months ended September 30, 2002. The increase in SG&A expense relates primarily to: (i) an increase in legal fees related to the Comcast litigation; and (ii) stock-based compensation expense. The Company incurred approximately $12 million of legal fees related to the Comcast arbitration and $3.5 million of stock-based compensation in the nine months ended September 30, 2003, as compared to $2.3 million and $0.3 million, respectively, for 2002. These increases were partially offset by a decrease in bad debt expense between periods.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2003 and 2002 decreased 3.2% to $13.5 million, from $13.9 million for the nine months ended September 30, 2002. The capital expenditures during the last three months of 2002 and first nine months of 2003 consisted principally of: (i) computer hardware and related equipment; and (ii) statement production equipment. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Kenan Business Acquisition-Related Expenses. See the “Business Acquisitions” section above for discussions of these expenses, and the impact of those expenses on the results of operations for 2002.

Restructuring Charges. See the “Restructuring Charges” section above and Note 12 to the Financial Statements for discussions of the Company’s cost reduction initiatives and related restructuring charges, and the impact of those charges on the results of operations for 2003 and 2002.

Operating Income (Loss). GAAP operating loss (which reflects the impact of the $119.6 million Comcast arbitration charge) for the nine months ended September 30, 2003, was $55.3 million. Adjusted operating income was $64.3 million or 15.0% of Adjusted revenues, compared to $67.8 million or 14.9% of total revenues for the nine months ended September 30, 2002. The changes in these measures between years relate to the factors discussed above.

Interest Expense. Interest expense for the nine months ended September 30, 2003, increased 2.8% to $10.6 million, from $10.4 million for the nine months ended September 30, 2002, with the increase primarily due to the Company borrowings to finance the Kenan Business acquisition. The weighted-average balance of the Company’s long-term debt for the nine months ended September 30, 2003 was approximately $255.7 million, compared to approximately $212.1 million for the nine months ended September 30, 2002. The weighted-average interest rate on the Company’s debt borrowings for the nine months ended September 30, 2003, including the amortization of deferred financing costs and commitment fees on the Company’s revolving credit facility, was approximately 5.3%, compared to 6.2% for the nine months ended September 30, 2002.

Interest and Investment Income. Interest and investment income for the nine months ended September 30, 2003, decreased 31.5% to $1.1 million, from $1.6 million for the nine months ended September 30, 2002. The decrease was primarily due to lower funds available for investment throughout the period, and to a lesser degree, the reduction in the returns on invested funds.

Other income/expense. Other income for the nine months ended September 30, 2003, was $3.6 million compared to other expense of $1.7 million for the nine months ended September 30, 2002. The change is due primarily to foreign currency transaction gains during the nine months ended September 30, 2003.

Income Tax Provision/Benefit. For the nine months ended September 30, 2003, the Company recorded an income tax benefit of $28.4 million, or an effective income tax rate of approximately 46%, compared to an income tax provision of $29.8 million, or an effective income tax rate of 52% for the nine months ended September 30, 2002. The effective income tax rate for 2002 was negatively impacted by certain items recorded in conjunction with the Kenan Business acquisition. The effective income tax rate for the first three quarters of 2003 represents the Company’s estimate of the annual effective income tax rate for 2003. See the “Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 - Income Tax Provision/Benefit.” section above for additional discussion of income tax related matters for 2003.

Results of Operations - Operating Segments

The GAAP segment results, and the reconciliation of these amounts to the Adjusted segment results, for the divisions are as follows (in thousands, except percentages):

	Nine Months Ended September 30, 2003 (1)
	Broadband Division	GSS Division	Corporate	Total
GAAP Segment Results:
Processing revenues (Broadband Division net of $13,472 for the arbitration charge)	$259,613	$1,973	$—	$261,586
Software revenues	4,032	28,880	—	32,912
Maintenance revenues (Broadband Division net of $450 for the arbitration charge)	14,757	54,150	—	68,907
Professional services revenues	892	51,185	—	52,077

Subtotal	279,294	136,188	—	415,482

Charge for arbitration ruling attributable to periods prior to July 1, 2003	(105,679)	—	—	(105,679)

Total revenues, net	173,615	136,188	—	309,803
Segment operating expenses	159,538	146,008	51,938	357,484

Contribution margin (loss)	$14,077	$(9,820)	$(51,938)	$(47,681)

Contribution margin (loss) percentage	8.1%	(7.2)%	N/A	(15.4)%

Adjusted Segment Results: (2)
Total net revenues, per above	$173,615	$136,188	$—	$309,803
Impact of arbitration ruling	119,601	—	—	119,601

Adjusted revenues	293,216	136,188	—	429,404
Segment operating expenses	159,538	146,008	51,938	357,484

Adjusted contribution margin (loss)	$133,678	$(9,820)	$(51,938)	$71,920

Adjusted contribution margin (loss) percentage	45.6%	(7.2)%	N/A	16.7%

The Broadband Division’s GAAP revenues, and the reconciliation of these amounts to the Adjusted Broadband Division’s revenues for the nine months ended September 30, 2003 are as follows (in thousands):

	Nine Months Ended September 30, 2003
	GAAP Results	Impact of Charge for Arbitration Ruling (2)	Adjusted Earnings
Processing revenues	$259,613	$13,472	$273,085
Software revenues	4,032	—	4,032
Maintenance revenues	14,757	450	15,207
Professional services revenues	892	—	892

Subtotal	279,294	13,922	293,216

Charge for arbitration ruling	(105,679)	105,679	—

Total revenues, net	$173,615	$119,601	$293,216

	Nine Months Ended September 30, 2002(1)
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$275,690	$414	$—	$276,104
Software revenues	23,294	32,717	—	56,011
Maintenance revenues	15,196	46,418	—	61,614
Professional services revenues	1,895	60,103	—	61,998

Total revenues	316,075	139,652	—	455,727
Segment operating expenses	160,263	151,392	34,830	346,485

Contribution margin (loss)	$155,812	$(11,740)	$(34,830)	$109,242

Contribution margin (loss) percentage	49.3%	(8.4)%	N/A	24.0%

(1)	Segment operating expenses and contribution margin (loss), determined in accordance with GAAP, exclude: (i) restructuring charges of: $7.6 million and $12.0 million, respectively, for the nine months ended September 30, 2003 and 2002; and (ii) Kenan Business acquisition-related expenses of $29.5 million, respectively, for the nine months ended September 30, 2002. Of the $7.6 million restructuring charges recorded in 2003, approximately $0.3 million relate to the Broadband Division and $7.3 million relate to the GSS Division. See Note 8 to the Condensed Consolidated Financial Statements for reconciling information between reportable segments contribution margin (loss) and the Company’s consolidated totals.
(2)	Adjusted segment results and Adjusted Broadband Division revenues exclude the impact of the $119.6 million arbitration award, as more fully discussed under the “Adjusted Results of Operations” section above.

Broadband Division

Total Revenues. Total Broadband Division GAAP revenues for the nine months ended September 30, 2003 decreased 45.1% to $173.6 million, from $316.1 million for the three months ended September 30, 2002, primarily as a result of the $119.6 million charge for the Comcast arbitration award recorded in 2003. Adjusted revenues for the nine months ended September 30, 2003 decreased 7.2% to $293.2 million. The decrease in Adjusted revenues is primarily as a result of lower software sales in 2003 when compared to the same period in 2002.

Processing revenues. GAAP processing revenues for the three months ended September 30, 2003 decreased 5.8% to $259.6 million, compared to $275.7 million for the nine months ended September 30, 2002, primarily due to the $13.5 million arbitration charge attributed to the third quarter of 2003. Adjusted processing revenues for the nine months ended September 30, 2003 were $273.1 million, and were basically flat when compared the same period of 2002.

Software Revenue. Software revenue for the nine months ended September 30, 2003 decreased by 82.7% to $4.0 million, from $23.3 million for the nine months ended September 30, 2002. The decrease in software revenue was primarily due to several large software sales made during the first two quarters of 2002, with no similar transactions in 2003.

Maintenance Revenue. GAAP maintenance revenue for the nine months ended September 30, 2003 decreased 2.9% to $14.8 million, from $15.2 million for the nine months ended September 30, 2003, primarily due to the $0.4 million arbitration charge attributed to the third quarter of 2003. Adjusted maintenance revenue was relatively unchanged between periods at $15.2 million.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the nine months ended September 30, 2003 decreased by 0.5% to $159.5 million, from $160.3 million for the nine months ended September 30, 2002. Broadband Division GAAP contribution margin decreased by 91.0% to $14.1 million (contribution margin percentage of 8.1%) for the nine months ended September 30, 2003, from $155.8 million (contribution margin percentage of 49.3%) for the nine months ended September 30, 2002 primarily due to the $119.6 million Comcast arbitration charge. Broadband Division Adjusted contribution margin for the nine months ended September 30, 2003 was $133.7 million (Adjusted contribution margin percentage of 45.6%), a decrease of 14.2% from the nine months ended September 30, 2002. The Broadband Division Adjusted contribution margin and Adjusted contribution margin percentage decreased between periods primarily as a result of a decrease in software revenues during the nine months ended September 30, 2003. As discussed above, the costs associated with software and maintenance revenues, and professional services generally are fixed in nature within a relatively short period of time, and thus, decreases in these revenues generally do not result in a corresponding decrease in operating expenses.

GSS Division

Total Revenues. Total GSS Division revenues for the nine months ended September 30, 2003 decreased by 2.4% to $136.2 million, as compared to $139.7 million for the nine months ended September 30, 2002. The decrease is primarily due to a decrease in software revenues and professional services revenues discussed below.

Software Revenue. Software revenue for the nine months ended September 30, 2003 decreased by 11.7% to $28.9 million, from $32.7 million for the nine months ended September 30, 2002. The decrease in software revenue was primarily due to a large software transaction that occurred in the first quarter of 2002, with no similar transaction in 2003.

Maintenance Revenue. Maintenance revenue for the nine months ended September 30, 2003 increased by 16.7% to $54.2 million, from $46.4 million for the nine months ended September 30, 2002. This increase in maintenance revenue was primarily due to the Company having nine months of Kenan Business maintenance revenue in 2003, as compared to seven months of maintenance revenue in 2002, partially offset by certain maintenance agreements not being renewed and certain maintenance agreements being renewed at lower rates in 2003.

Professional Services Revenue. Professional services revenue for the nine months ended September 30, 2003 decreased by 14.8% to $51.2 million, from $60.1 million for the nine months ended September 30, 2002, with the decrease primarily due to several large projects in progress during 2002 which were substantially completed in 2002 and early 2003 (including the impact of the large European implementation project discussed above).

Segment Operating Expenses and Contribution Loss. GSS Division operating expenses for the nine months ended September 30, 2003 decreased by 3.6% to $146.0 million, from $151.4 million for the nine months ended September

30, 2002. The decrease in operating expenses between periods relates primarily to the cost reduction initiatives that began in the third quarter of 2002, principally a reduction in personnel costs as a result of involuntary employee terminations, and to a lesser degree, a reduction in costs as the result of the Company abandoning certain office facilities, partially offset by the inclusion of nine months of operating expenses for the Kenan Business in 2003, as compared to seven months in 2002.

The GSS Division contribution loss decreased by 16.4% to $9.8 million (a negative contribution margin percentage of 7.2%) for the nine months ended September 30, 2003, from $11.7 million (a negative contribution margin percentage of 8.4%) for the nine months ended September 30, 2002, due to the factors discussed above.

Corporate

Corporate Operating Expenses. Corporate overhead expenses for the nine months ended September 30, 2003, increased 49.1% to $51.9 million, from $34.8 million for the nine months ended September 30, 2002. The increase in operating expenses relates primarily to: (i) an increase in legal fees related to the Comcast litigation; and (iii) stock-based compensation expense. The Company incurred approximately $12 million of legal fees in defense of the Comcast litigation and $3.4 million of stock-based compensation in the nine months ended September 30, 2003, as compared to $2.3 million and $0.3, respectively, for 2002.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity. The Company’s principal sources of liquidity include cash, cash equivalents, and short-term investments, and as of September 30, 2003, the total for these items were $144.4 million, compared to $128.4 million as of June 30, 2003, and $95.4 million as of December 31, 2002.

The Company generally has ready access to substantially all of its cash and short-term investment balances, but does face limitations on moving cash out of certain foreign jurisdictions. As of September 30, 2003, the cash and short-term investments subject to such limitations were not significant. In addition, the Company’s credit facility places certain restrictions on the amount of cash that can be freely transferred between certain operating subsidiaries. These restrictions are not expected to cause any liquidity issues at the individual subsidiary level in the foreseeable future.

The Company also has a $100 million revolving credit facility, under which there were no borrowings outstanding as of September 30, 2003. The Company’s ability to borrow under the revolving credit facility is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation, as determined in the Company’s credit agreement. Based on this calculation as of September 30, 2003, approximately $50 million of the revolving credit facility was considered available to the Company. However, in light of the Comcast arbitration ruling mentioned above, the Company is currently discussing the availability of its revolving credit facility with its lenders.

Billed Accounts Receivable. The Company’s billed trade accounts receivable and related allowance for doubtful accounts (“Allowance”) as of the end of the indicated periods, and the Company’s calculation of days billings outstanding (“DBO”), as defined below, for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net billed	DBOs
September 30, 2003	$162,810	$(13,728)	$149,082	78
June 30, 2003	183,189	(14,093)	169,096	79
March 31, 2003	182,573	(12,609)	169,964	68
December 31, 2002	172,496	(12,079)	160,417	73

The increase in the gross balance between December 31, 2002 and March 31, 2003 relates primarily to: (i) weaker cash collections during the first quarter of 2003 within the GSS Division than anticipated; and (ii) several large professional services invoices within the GSS Division being issued at the end of the first quarter of 2003 as a result of the Company reaching various billing milestones as of that date. During the second quarter of 2003, the Company did not collect certain accounts receivable as had been expected, including accounts receivable related to certain clients located in India, as discussed in greater detail below. As a result, the gross balance at June 30, 2003 remained relatively consistent with that of March 31, 2003. During the third quarter of 2003, the Company successfully collected a substantial amount of its aged accounts receivable within the GSS Division, including accounts receivable related to certain clients located in India, as discussed in greater detail below. As a result, the gross balance at September 30, 2003 decreased by approximately $20.4 million when compared to June 30, 2003.

The increase in the Allowance balance between March 31, 2003 and June 30, 2003 is primarily a result of an increase in the aging of certain accounts receivable within the GSS Division during the second quarter, to include considerations for certain accounts receivable related to certain clients located in India, as discussed in greater detail below. As of September 30, 2003, the Company believes it has adequately reserved for its collectibility exposure on its accounts receivable.

The Company’s billed trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, the Company evaluates its performance in collecting its accounts receivable through its calculation of DBO rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period. The increased aging of certain accounts receivable within the GSS Division was one of the primary causes of the increase in the DBO between March 31, 2003 and June 30, 2003. DBO as of September 30, 2003 was 78 days, in excess of the Company’s targeted range of 65-75 days. The Company remains focused on improving its cash collections and reducing the overall aging of its accounts receivable.

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

	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
North America (principally the U.S.)	$110,516	$105,504	$111,470	$119,765
Europe, Middle East and Africa (principally Europe )	29,288	35,354	29,985	27,058
Asia Pacific (principally India)	13,039	28,612	27,278	15,959
Central and South America	9,967	13,719	13,840	9,714

Total billed accounts receivable	162,810	183,189	182,573	172,496
Less allowance for doubtful accounts	(13,728)	(14,093)	(12,609)	(12,079)

Total billed accounts receivable, net of allowance	$149,082	$169,096	$169,964	$160,417

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

In particular, the Company has two large implementation projects in progress in the Asia/Pacific region where the Company is executing on the implementation projects generally as expected, but for which the Company had the following gross accounts receivable balances outstanding as of the end of the indicated periods (in thousands):

Quarter Ended	Billed	Unbilled	Total
September 30, 2003	$8,715	$749	$9,464
June 30, 2003	18,952	—	18,952
March 31, 2003	21,224	1,590	22,814
December 31, 2002	7,785	4,303	12,088

The Company had originally expected to bill and collect a substantial percentage of the December 31, 2002 amounts by the end of the first quarter of 2003, but due to various complications in the billing and cash collection cycle related to these arrangements, the Company was not successful in such collections as of March 31, 2003 and June 30, 2003. The Company received payments of approximately $9.7 million of the June 30, 2003 accounts receivable during the third quarter of 2003, and has collected an additional $2 million subsequent to September 30, 2003 through the date of this filing. The Company expects to collect substantially all of the remaining September 30, 2003 accounts receivable by the end of 2003. Although the Company believes the amounts due under these arrangements are collectible, because of the various difficulties experienced with these arrangements to date, there can be no assurances that the Company will collect these amounts within the expected time frames. In addition, these clients are located within India, resulting in approximately 6% of the Company’s net billed accounts receivable being concentrated in this foreign country as of September 30, 2003 compared to 11% and 13% as of June 30, 2003 and March 31, 2003, respectively. There is an inherent risk whenever such a large percentage of total accounts receivable is concentrated within one foreign country. One such risk is that, should a foreign country’s political or economic conditions adversely change, it could become difficult to receive payments from clients within that foreign country. The Company does not expect such conditions to occur in India in the foreseeable future, and as a result, the Company does not believe the concentration of accounts receivable in India subjects the Company to higher collection risks.

Unbilled Accounts Receivable. Revenue earned and recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. The Company’s unbilled accounts receivable and other receivables as of the end of the indicated periods are as follows (in thousands):

Quarter Ended
September 30, 2003	$25,498
June 30, 2003	27,093
March 31, 2003	25,555
December 31, 2002	28,856

Unbilled accounts receivable are an inherent characteristic of certain software and professional services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events. The September 30, 2003 unbilled accounts receivable balance consists primarily of several large transactions with various milestone and contractual billing dates which have not yet been reached. A substantial percentage of the September 30, 2003 unbilled accounts receivable are scheduled to be billed and collected by the end of the first quarter of 2004. However, there can be no assurances that the fees will be billed and collected within the expected time frames.

Income Tax Receivable. The Company expects to be in a net operating loss (“NOL”) position for 2003, primarily as a result of the Comcast $119.6 million arbitration charge discussed above under “Comcast and AT&T Broadband Business Relationship”. The Company expects its income tax receivable as of December 31, 2003 to be approximately $35 million to $37 million, with approximately $6 million to be received in the first quarter of 2004 (through a refund of 2003 income taxes already paid), with the remaining amount expected in the second quarter of 2004 (through a NOL carry back to previous years).

Deferred Revenues. Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Deferred revenue broken out by source of revenue as of the end of the indicated periods was as follows (in thousands):

	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Processing and related services	$6,029	$6,509	$3,726	$3,887
Software	6,406	6,471	5,035	2,854
Maintenance services	32,701	38,985	38,140	30,994
Professional services	12,421	14,994	15,035	9,766

Total	$57,557	$66,959	$61,936	$47,501

The increase in deferred revenues related to maintenance and professional services between September 30, 2003 and December 31, 2002 relates to the timing of invoices for such services. The majority of the Company’s maintenance agreements provide for invoicing of annual maintenance fees in the first and fourth fiscal quarters of the year.

Arbitration Charge Payable. The arbitration charge payable relates to the Comcast arbitration ruling that was received on October 7, 2003. See “Comcast and AT&T Broadband Business Relationship” above for discussion of this item, including the payments made to date on this payable, and the expected timing for the remaining amounts due to Comcast.

Long Term Debt. During the third quarter of 2003, the Company made a $20 million voluntary principal payment, reducing the Company’s long-term debt balance from $248.9 million as of June 30, 2003 to $228.9 million as of September 30, 2003. As a result of this debt prepayment, the Company’s scheduled principal payments within the next 12 months are $8.5 million, with the first payment due on June 30, 2004 in the amount of $1.9 million.

As of September 30, 2003, the Company evaluated the impact of the arbitration ruling on its credit agreement and believes that it is in compliance with the required financial ratios and covenants, and does not believe that the ruling has resulted in a default of the credit agreement. However, the arbitration award payments to Comcast in the fourth quarter of 2003 are expected to negatively impact the Company’s calculation of EBITDA (as defined in the credit agreement) in the fourth quarter of 2003 such that the Company will not meet certain financial ratios and covenants as of December 31, 2003. The Company has begun discussions with its lenders in an effort to receive the necessary waiver and/or amendment to the credit agreement during the fourth quarter of 2003 to remain in compliance with the financial ratios and covenants, and the Company believes that it will receive such waiver and/or amendment by the end of 2003. However, there can be no assurance that the Company will be able to obtain the necessary waiver and/or amendment. Should the Company be in default of its credit agreement at the end of 2003, and be unable to obtain the necessary waiver and/or amendment, then its lenders would have the right to demand payment of the entire outstanding loan balance of approximately $229 million. Based on the Company’s expectations of its levels of capital resources and liquidity at that time, the Company would be unable to repay the entire balance if this were to occur. As a result, the Company would be required to obtain alternative sources of capital resources to repay the debt, and to possibly fund ongoing operations. The Company believes it could obtain alternative sources of capital resources if necessary, however, the cost for the alternative sources of capital resources would likely be higher than the current costs.

Deferred Employee Compensation. As of September 30, 2003 and December 31, 2002, the Company had deferred employee compensation of $7.0 million and $3.9 million, respectively, with the increase related to restricted stock grants made in 2003, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows- Operating Activities. The Company’s net cash flows from operating activities for the indicated periods are as follows (in thousands, except percentages):

	Three Months Then Ended		Percent Change	Year-to-Date Periods Then Ended		Percent Change
September 30, 2003 and 2002	$39,446	$(5,508)	816%	$98,809	$40,613	143%
June 30, 2003 and 2002	37,141	19,968	86%	59,363	46,121	29%
March 31, 2003 and 2002	22,222	26,153	(15)%	22,222	26,153	(15)%
December 31, 2002 and 2001	47,511	49,375	(4)%	88,124	180,091	(51)%

The increase in cash flows from operations for both the three and nine months ended September 30, 2003, when compared to the same periods of 2002, relates primarily to a change in operating assets and liabilities, primarily due to the Company’s improvement in cash collections on its accounts receivable over the last two quarters. The sequential increase in quarterly cash flows during 2003 also reflects the Company improved collections in accounts receivable over the last two quarters.

Cash Flows- Investing Activities. The Company’s net cash flows used in investing activities totaled $18.5 million for the nine months ended September 30, 2003, compared to $230.3 million for the nine months ended September 30, 2002, an decrease of $211.8 million. The decrease between periods relates primarily to the decrease in acquisitions of $264.3 million between years (principally the Kenan Business), partially offset by a decrease in proceeds from the sale of short-term investments of $53.4 million.

Cash Flows- Financing Activities. The Company’s net cash flows used in financing activities totaled $40.1 million for nine months ended September 30, 2003, compared to cash flows provided by of $213.6 million for the nine months ended September 30, 2002, a change of $253.7 million. The decrease between periods can be attributed to the Company borrowing $300.0 million to finance the Kenan Business acquisition and retire its previous bank debt partially offset by a decrease in debt payments of $28.7 million (including deferred financing costs).

Stock Repurchase Program. The Company’s Board of Directors has authorized the Company, at its discretion, to purchase up to a total of 10.0 million shares of its Common Stock from time-to-time as market and business conditions warrant. The Company did not purchase any of its shares under the stock repurchase program during the current quarter. A summary of the Company’s activity to date for this repurchase program as of September 30, 2003 is as follows (in thousands, except per share amounts):

	2003	2002	2001	2000	1999	Total
Shares repurchased	—	1,573	3,020	1,090	656	6,339
Total amount paid	—	$18,920	$109,460	$51,088	$20,242	$199,710
Weighted-average price per share	—	$12.02	$36.25	$46.87	$30.88	$31.51

At September 30, 2003, the total remaining number of shares available for repurchase under the program totaled approximately 3.7 million shares. The Company’s credit facility restricts the amount of Common Stock the Company can repurchase under its stock repurchase program to $50 million, subject to certain limitations as specified in the credit facility.

Capital Resources. The Company continues to make investments in client contracts, capital equipment, facilities, research and development, and at its discretion, may continue to make voluntary principal payments on its long-term debt and stock repurchases under its stock repurchase program. The Company’s scheduled principal payments on its long-term debt within the next 12 months are $8.5 million, with the first payment due on June 30, 2004 in the amount of $1.9 million. In addition, as part of its growth strategy, the Company is expanding its international business and is continually evaluating potential business and asset acquisitions. The Company had no significant capital commitments as of September 30, 2003.

As of November 12, 2003, the Company had approximately $110 million of cash and short-term investments available for operations, this is after the Company paid $65 million of the $119.6 million arbitration award to Comcast in October 2003. On November 12, 2003, the parties amended the Master Subscriber Agreement, which included payment terms for the remaining $55 million due to Comcast for the arbitration award. As a result of this amendment, the Company expects to pay $30 million in November 2003, and the remaining $25 million no later than January 2004. The unpaid amount of the award accrues interest at eight (8) percent per annum from October 7, 2003 until paid.

The Company believes that its current cash and short-term investments, together with cash expected to be generated from future operating activities, will be sufficient to meet its anticipated cash requirements (including the remaining payments due to Comcast) through at least 2004. Consequently, the Company has recently informed its lenders that the Company does not intend to borrow on its revolving credit facility in the near future. As discussed above, the Company believes it can obtain alternative sources of capital resources if necessary, however, the cost for the alternative capital resources would likely be higher than the current costs. The Company’s belief that it can obtain alternative sources of capital resources if necessary is based primarily on the Company’s future expectations of operating profitability and future cash flows to be generated from operations, to include considerations for the expected impacts from the Comcast arbitration ruling, and the Company’s planned 2004 cost reduction initiative.

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

Interest Rate Risk. As of September 30, 2003, the Company had long-term debt of $228.9 million, consisting of a Tranche A Term Loan (“Tranche A”) with an outstanding balance of $83.1 million, a Tranche B Term Loan (“Tranche B”) with an outstanding balance of $145.8 million, and a revolving credit facility (the “Revolver”), with an outstanding balance of zero.

On May 6, 2003 and August 21, 2003, the Company made voluntary prepayments on its long-term debt of $20.0 million, for total voluntary prepayments of $40.0 million. As a result of the voluntary prepayments, the Company did not have to make a scheduled principal payment on its long-term debt during the second or third quarters of 2003. Subsequent to the August 2003 voluntary prepayment, the scheduled principal payments for the Tranche A Loan and the Tranche B Loan are as follows (in thousands):

	2003	2004	2005	2006	2007	2008	Total
Tranche A Loan	$—	$14,392	$29,688	$31,250	$7,812	$—	$83,142
Tranche B Loan	—	746	1,491	1,491	106,634	35,421	145,783

Total Payments	$—	$15,138	$31,179	$32,741	$114,446	$35,421	$228,925

The interest rate features of the Company’s long-term debt are discussed in detail in the Company’s 2002 Form 10-K. As of September 30, 2003, the Company had six-month LIBOR contracts that lock in the interest rates on $4.3 million of its long-term debt until December 31, 2003, and had six-month LIBOR contracts that lock in the interest rates on $224.6 million of its long-term debt until March 31, 2004. The interest rates on the LIBOR contracts which mature on December 31, 2003, are based upon a contracted LIBOR rate of 1.10% (for a combined interest rate of 3.60% for the Tranche A Loan and 3.85% for the Tranche B Loan). The interest rates on the LIBOR contracts which mature on March 31, 2004, are based upon a contracted LIBOR rate of 1.18% (for a combined interest rate of 3.68% for the Tranche A Loan and 3.93% for the Tranche B Loan).

The Company continually evaluates whether it should enter into derivative financial instruments as an additional means to manage its interest rate risk but, as of the date of this filing, has not entered into such instruments. The Company believes the carrying amount of the Company’s long-term debt approximates its fair value due to the long-term debt’s interest rate features.

Foreign Exchange Rate Risk. The Company’s percentage of total revenues generated outside the U.S. for the years ended December 31, 2002 and 2001 was 25% and 2%, respectively. The increase between years in revenues generated outside the U.S. is attributable primarily to the Kenan Business acquisition in February 2002. The Company’s percentage of total revenues generated outside the U.S. for the nine months ended September 30, 2003 and 2002 was 34% and 25%, respectively. The increase between periods in revenues generated outside the U.S. is attributable to the reduction in revenue in the third quarter of 2003 as the result of the Comcast arbitration ruling (see the Comcast and AT&T Broadband Business Relationship section above). Factoring out the effect of the Comcast arbitration ruling, the percentage of the Company’s total revenues generated outside the U.S. would have been approximately 25%. The Company expects that in the foreseeable future, the percentage of its total revenues to be generated outside the U.S. will be slightly greater than 25%. Refer to the Company’s 2002 Form 10-K for further discussion of the Company’s foreign exchange rate risk.

The Company continues to evaluate whether it should enter into derivative financial instruments for the purposes of managing its foreign currency exchange rate risk, but, as of the date of this filing, has not entered into such instruments to manage its long-term foreign currency exchange rate risk. A hypothetical adverse change of 10% in the September 30, 2003 exchange rates would not have a material impact upon the Company’s results of operations.

Market Risk Related to Short-term Investments. There have been no material changes to the Company’s market risks related to short-term investments during the nine months ended September 30, 2003.

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

CSG SYSTEMS INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company received a ruling in its arbitration with its largest client, Comcast. Discussions of this matter can be found in “MD&A-Comcast and AT&T Broadband Business Relationship” included in this document and is incorporated herein by reference.

From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any other material pending or threatened legal proceedings.

Item 2-3. None

Item 4. None

Item 5. None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits –

10.40	Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated August 1, 2003

10.51	Stock Option Cancellation Agreement with Neal C. Hansen, dated August 30, 2002

10.56	Restricted Stock Award Agreement with Neal C. Hansen, dated August 30, 2002

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

(b)	Reports on Form 8-K

•	Form 8-K dated October 8, 2003, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated October 8, 2003. The press release announced that the Company had received a decision in the arbitration matter between the Company and AT&T Broadband, now Comcast.

•	Form 8-K dated October 28, 2003, under Item 12, Results of Operations and Financial Condition, was filed with the Securities and Exchange Commission which included a press release dated October 28, 2003. The press release announced the Company’s third quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Neal C. Hansen
Neal C. Hansen Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Peter E. Kalan
Peter E. Kalan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Randy R. Wiese
Randy R. Wiese Vice President and Chief Accounting Officer (Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.40*	Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated August 1, 2003

10.51	Stock Option Cancellation Agreement with Neal C. Hansen, dated August 30, 2002

10.56	Restricted Stock Award Agreement with Neal C. Hansen, dated August 30, 2002

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995-Certain Cautionary Statements and Risk Factors

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.