Form 10-K
period 2003-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2004-03-12
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2003 was $695,505,070.

Shares of common stock outstanding at March 10, 2004: 53,792,834.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or prior to April 29, 2004, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2003 FORM 10-K

Item 1.    Business

Company Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) was formed in October 1994 and is based in Denver, Colorado. We are a global leader in next-generation billing and customer care solutions for the cable television, direct broadcast satellite, advanced IP services, next-generation mobile, and fixed wireline markets. Our combination of solutions, delivered in both outsourced and licensed formats, enables our clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. We serve our clients through two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

Our principal executive offices are located at 7887 East Belleview, Suite 1000, Englewood, Colorado 80111, and the telephone number at that address is (303) 796-2850. Our Common Stock is listed on the Nasdaq National Market under the symbol “CSGS”. We are a S&P Midcap 400 company.

General Development of Business

We were formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from First Data Corporation (“FDC”) in November 1994 (the “CSG Acquisition”). CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until the CSG Acquisition.

In September 1997, we entered into a 15-year exclusive contract (the “Master Subscriber Agreement”) with Tele-Communications, Inc. (“TCI”) to consolidate all TCI customers onto our customer care and billing system. At the same time, we acquired a non-operational billing system from TCI for $105 million. In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”), and we continued to service the merged operations under the terms of the Master Subscriber Agreement. On November 18, 2002, Comcast Corporation (“Comcast”) completed its merger with AT&T, and now under Comcast’s ownership, we continue to service the former AT&T operations under the terms of the Master Subscriber Agreement, as modified by the arbitration ruling mentioned below. We generate a significant percentage of our total revenues under the Master Subscriber Agreement, and have been involved in various legal proceedings with Comcast since 2002, consisting principally of arbitration proceedings related to the Master Subscriber Agreement. These legal proceedings reached their conclusion in October 2003 when the arbitrator issued his final ruling. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional discussion of the Master Subscriber Agreement, the resolution of the arbitration proceedings, and our business relationship with Comcast.

On February 28, 2002, we closed on our agreement to acquire the billing and customer care assets of Lucent Technologies (“Lucent”). Lucent’s billing and customer care business consisted primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; and (iii) elements of Lucent’s client support, product support, and sales and marketing organizations (collectively, the “Kenan Business”). See MD&A and Note 3 to our Consolidated Financial Statements for additional discussion of the Kenan Business and further details of the acquisition.

Industry Overview

Customer care and billing systems coordinate many aspects of the customer’s interaction with a telecommunications service provider, from the initial set-up and activation of customer accounts, to support of various service activities, through the monitoring of customer invoicing and accounts receivable management. These systems enable telecommunications service providers to manage the lifecycle of their customer interactions. The telecommunications industry experienced one of the most difficult periods in its history in

2002, which unfortunately continued through 2003. Mounting debt combined with limited access to capital resulted in reduced capital expenditures by telecommunication service providers for the third year in a row. As result, telecommunication service providers focused their attention on reducing their operational costs, improving margins and rolling out new revenue generating services with little investment in new solutions. This resulted in a decrease in spending on business support and operational support systems aimed at helping telecommunication service providers manage the increasing complexity and cost of managing the interaction between communications companies and their customers.

As telecommunication service providers continue to consolidate and begin rolling out new products to help generate new revenue streams, they will need additional functionality and flexibility within their customer care and billing solutions. This need continues to drive additional revenues into the customer care and billing industry, albeit at a smaller rate than previous years.

Business Strategy

Our business strategy is designed to achieve revenue and profit growth. The key elements of the strategy include:

Expand Core Processing Business.    We will continue to leverage our investment and expertise in high-volume transaction processing to expand our processing business. The Broadband Division’s processing business provides highly predictable, recurring revenues through multi-year contracts with a client base that includes leading telecommunications service providers. We increased the number of customers processed on our systems from 18 million as of December 31, 1995 to 44 million as of December 31, 2003. We provide a full suite of customer care and billing products and services that combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

In addition, in June 2003, we introduced another North American service bureau offering aimed at mid-tier wireline providers, using the ICMS billing platform.

Increase Market Share in Telecommunications Verticals.    Through our GSS Division, we will pursue new relationships with telecommunications service providers in the wireline, wireless, IP and worldwide broadband markets with our CSG Kenan FX product suite. While the telecommunications market continues to be in a depressed state, telecommunication service providers continue to look for solutions to specific problems like content settlement, converged pre-paid/post-paid offerings and more. We will continue to look for ways to establish relationships with those providers we have not done business with before, or with divisions of large providers in which our products have not traditionally had meaningful visibility.

Enter New Markets.    As communications markets converge, our products and services can facilitate efficient entry into new markets by existing or new clients. We also intend to leverage our transaction processing engines into new verticals that require scaleable technology that is flexible and open, much like we have done with Italgas, a European utility, Beijing Telecom, a division of China Telecom, and eBay, the world’s online marketplace.

Enhance Growth Through Focused Acquisitions.    We follow a disciplined approach in acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts, provide complementary products or services, or provide access to new markets or clients.

Continue Technology Leadership.    We believe that our technology in customer care and billing solutions gives telecommunications service providers a competitive advantage. Our continuing investment in research and development (“R&D”) is designed to position us to meet the growing and evolving needs of existing and potential clients. Since 1995, we have invested over $350 million into R&D.

Financial Information about Segments

After the closing of the Kenan Business acquisition in February 2002, we organized our business around two operating segments: the Broadband Division and the GSS Division. Costs managed at the corporate level, which are not attributable to either of the operating segments, are reflected in a Corporate overhead segment. Revenues and contribution margin attributable to reporting segments and financial information about geographical areas can be found in Note 5 to our Consolidated Financial Statements and are incorporated herein by reference.

Narrative Description of Business

The Broadband Division

General Description.    The Broadband Division consists principally of our historical processing operations and related software products. Products and services from the Broadband Division make up approximately two-thirds of our company’s total revenues. The Broadband Division generates a substantial percentage of its revenues by providing customer care and billing services to the United States (“U.S.”) and Canadian cable television and satellite industries. The Broadband Division’s full suite of processing, software, and professional services allows clients to automate their customer care and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing of invoices, management reporting, electronic presentment and payment of invoices, and deployment and management of the client’s field technicians.

Total domestic customer accounts (i.e., clients’ subscribers) on the Broadband Division’s processing system as of December 31, 2003 were 44.1 million, compared to 45.8 million as of December 31, 2002, a decrease of 3.6%. The decrease is primarily due to Comcast customer accounts being measured differently beginning October 1, 2003, as a result of the Comcast arbitration ruling. On an annualized basis, the Broadband Division received $7.58 in processing revenue per account for 2003, compared to $8.43 for 2002, with the decrease primarily related to the new Comcast pricing resulting from the arbitration ruling. See the “Results of Operations —Operating Segments” section in MD&A for further explanation of these matters.

Clients.    The Broadband Division works with the leading cable and satellite providers located in the U.S. and Canada. A partial list of those providers is included below:

Adelphia Communications Corporation	Echostar Communications Corporation
Charter Communications	Mediacom Communications
Comcast Corporation (includes former AT&T Broadband)	Time Warner Inc.
Cox Communications

During the years ended December 31, 2003, 2002, and 2001: (i) revenues from Comcast represented approximately 26%, 27%, and 54%, respectively, of total revenues; and (ii) revenues from Echostar Communications Corporation (“Echostar”) represented approximately 15%, 11%, and 10%, respectively, of total revenues. For 2003, these percentages were calculated using the total net revenue base of $439.7 million (which includes the $105.7 million of the Comcast arbitration charge attributed to periods prior to July 1, 2003). The calculation of these percentages for Comcast and Echostar for 2003 using a revenue base of $545.3 million (which excludes the $105.7 million of the Comcast arbitration charge attributed to periods prior to July 1, 2003) would result in 21% and 12%, respectively. We believe these percentages are more reflective of our dependence on these key customers for historical periods, and for future periods. The decrease in the percentage between 2003 and 2002 for Comcast relates primarily to the impact of the new pricing as dictated by the arbitration ruling. The decrease in the percentage between 2002 and 2001 for Comcast relates primarily to a decrease in the amount of software and professional services purchased by Comcast in 2002 when compared to 2001, as well as an increase in our total revenues between periods from all other clients, including revenue related to the acquisition of the Kenan Business. See MD&A for further discussion of our contract with Comcast and the components of and related accounting for the arbitration charge, and the expected impact of the arbitration ruling on our future results of operations.

Products and Services.    The Broadband Division’s primary product offerings include its core service bureau processing product, CSG CCS/BP (“CCS”), and related services and software products. A background in high-volume transaction processing, complemented with world-class applications software, allows the Broadband Division to offer one of the most comprehensive, pre-integrated products and services solutions to the telecommunications market, serving video, data and voice providers and handling many aspects of the customer lifecycle. We believe this pre-integrated approach has allowed telecommunications service providers to get to market quickly as well as reduce the total cost of ownership for their solution.

Over the past seven years, we have introduced over 20 products and services including workforce automation and electronic bill presentment and payment. The Broadband Division licenses its software products (e.g., ACSR, Workforce Express, etc.) and provides its professional services principally to its existing base of processing clients to enhance the core functionality of our service bureau processing application, increase the efficiency and productivity of the clients’ operations, and allow clients to effectively roll out new products and services to new and existing markets, such as high-speed data/ISP, IP markets, and residential telephony. CCS processing services and related software products are expected to provide a large percentage of our, and substantially all of the Broadband Division’s, total revenues in the foreseeable future.

CCS Architectural Upgrade.    The Broadband Division is currently involved in a significant architectural upgrade to CCS. This enhancement to CCS will allow us to further support convergent broadband services including cross-service bundling, convergent order entry and advanced service provisioning capabilities. This advanced convergent solution for broadband service providers will facilitate our clients’ offering of combinations of video, voice and data services. In addition, our product strategy also includes leveraging our Data Mediation solution and our plaNet Consulting’s broadband telephony practice to provide both front-office and back-office support for broadband operators offering voice services, including the rollout of Voice over IP (VoIP). This project was initiated in 2002. During 2003, we invested a significant amount of man hours on this project. We expect to migrate our first client to this platform in 2004. Our advanced convergent solution is expected to be the Broadband Division’s next generation product offering. There are certain inherent risks associated with significant technological innovations. Such risks are described in this report in Exhibit 99.01, “Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors” (“Risk Factors”).

FDC Data Processing Facility.    The Broadband Division outsources to FDC the data processing and related computer services required for operation of our processing services. The CCS proprietary software is run in FDC’s facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. The Broadband Division’s clients are connected to the FDC facility through a combination of private and commercially-provided networks. Our service agreement with FDC expires June 30, 2008, and is cancelable only for cause, as defined in the agreement. We believe we could obtain mainframe data processing services from alternative sources, if necessary. We have a business continuity plan as part of our agreement with FDC should the FDC data processing center suffer an extended business interruption or outage. This plan is tested on an annual basis.

Client and Product Support.    The Broadband Division’s clients typically rely on us for ongoing support and training needs relating to the Broadband Division’s products. The Broadband Division has a multi-level support environment for its clients. The Broadband Division has strategic business units (“SBUs”) to support the business, operational and functional requirements of each client. These dedicated account management teams help clients resolve strategic and business issues and are supported by the Broadband Division’s Product Support Center, which operates 24 hours a day, seven days a week. Clients call an 800 number and through an automated voice response unit, direct their calls to the specific product support personnel where their questions are answered. The Broadband Division has a full-time training staff and conducts ongoing training sessions both in the field and at its training facilities located in Denver, Colorado and Omaha, Nebraska.

Sales and Marketing.    The Broadband Division has organized its sales efforts within its SBUs, with senior level account managers who are responsible for new revenues and renewal of existing contracts within an account. The SBUs are supported by sales support personnel who are experienced in the various products and services that the Broadband Division provides.

Competition.    The market for customer care and billing systems in the converging telecommunications industries is highly competitive. The Broadband Division competes with both independent outsourced providers and in-house developers of customer management systems. We believe that the Broadband Division’s most significant competitors are DST Systems, Inc., Convergys Corporation, and in-house systems. Some of the Broadband Division’s actual and potential competitors have substantially greater financial, marketing and technological resources than us.

We believe that the principal competitive factors for its Broadband Division include the functionality, scalability, flexibility and architecture of the CCS system, the breadth and depth of pre-integrated product solutions, product quality, client service and support, quality of R&D efforts, and price.

The GSS Division

General Description.    The GSS Division consists of our stand-alone software products and related services, which includes the Kenan Business. Products and services from the GSS Division make up approximately one-third of our company’s total revenues. The majority of the Kenan Business revenues are generated from international operations. For 2003, approximately 78% of the GSS Division’s revenues were generated outside the U.S., as compared to 79% for 2002. We expect a similar percentage of the GSS Division’s revenues will be generated outside the U.S. in the foreseeable future. There are certain inherent risks associated with operating internationally. Such risks are described in this report in our Risk Factors in Exhibit 99.01.

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

Clients.    The GSS Division provides its products and services to the leading providers in the global telecommunications industry. Some of the Division’s clients include Bharti Airtel, BSNL, British Telecom, eBay, Embratel, France Telecom, MobileOne, Singapore Telecom, Tata, Telecom Italia, TOT, and Vodafone.

Products and Services.    We combined the best of our traditional software solutions with the best of the Kenan Business software solutions and introduced Kenan FX in the late fall of 2003. Kenan FX is the result of an 18-month R&D project that resulted in a business framework consisting of pre-integrated products and modules that make services available via a common middle layer. Since its introduction, six customers have signed up for the new solution. Although this did not result in material revenues in 2003, Kenan FX is expected to be the GSS Division’s primary product offering in future periods.

The GSS Division’s primary product offerings include the Kenan FX software product suite (a core convergent billing platform, and its key components and modules, which include, among others, billing mediation, threshold servers, real-time rating engines, revenue settlement solutions and pre-paid/post-paid convergent billing solutions, aimed at helping telecommunication service providers manage their operations more effectively and efficiently), and professional services. The GSS Division’s professional services organizations provide a variety of consulting services, such as product implementation and customization, business consulting, project management and training services.

Client and Product Support.    The GSS Division has regional account management teams as well as a multi-level support environment for its clients. Primary client support for the GSS Division is provided in three regions: the Americas ( North, South and Central America), Europe/Middle East/Africa (“EMEA”), and Asia Pacific (“APAC”).

Sales and Marketing.    The GSS Division’s primary method of distribution is through direct sales by personnel assigned to these three regions. The principal sales offices for each region are as follows: the Americas (Denver and Miami), EMEA (London), and APAC (Singapore). In addition to the principal sales offices in each region, the GSS Division has various sales offices located throughout the world.

Competition.    The market for customer care management systems in the global telecommunications industries is highly competitive. The GSS Division competes with other providers of customer management systems, and in-house developers of customer management systems. We believe that the GSS Division’s most significant competitors are Amdocs Corporation, ADC, Convergys Corporation, Portal Software, Inc., SchlumbergerSema, and in-house systems. Some of the GSS Division’s actual and potential competitors have substantially greater financial, marketing and technological resources than our company.

We believe that the principal competitive factors for the GSS Division include the functionality, scalability, flexibility and architecture of the software products, the breadth and depth of pre-integrated product solutions, product quality, professional services capabilities, client service and support, quality of R&D efforts, and price.

Proprietary Rights and Licenses

We rely on a combination of trade secret and copyright laws, nondisclosure agreements, and other contractual and technical measures to protect our proprietary rights in our products. We also hold a limited number of patents on some of our newer products, and do not rely upon patents as a primary means of protecting our rights in our intellectual property. There can be no assurance that these provisions will be adequate to protect our proprietary rights. Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us or our clients.

Historically, the vast majority of our revenue has come from domestic sources, limiting the need to develop a strong international intellectual property protection program. With the Kenan Business acquisition, we have clients using our products in many countries. As a result, we need to continually assess whether there is any risk to our intellectual property rights in many countries throughout the world. Should these risks be improperly assessed or if for any reason should our right to develop, produce and distribute our products anywhere in the world be successfully challenged or be significantly curtailed, it could have a material impact on our financial condition and results of operations.

Research and Development

Our product development efforts are focused on developing new products and improving existing products. We believe that the timely development of new applications and enhancements is essential to maintaining our competitive position in the marketplace. Our development efforts for 2003 were focused primarily on:

•	various R&D projects for the GSS Division, including the Kenan FX business framework, which was introduced during late 2003, which includes enhancements to the existing versions of the Kenan Business product suite, as well as new modules; and

•	enhancements to CCS and related Broadband Division software products to increase the functionalities and features of the products, consisting principally of the architectural changes to CCS discussed above.

Our total R&D expense was $62.9 million, $73.7 million, and $52.2 million for the years ended December 31, 2003, 2002, and 2001, or 14.3%, 12.1%, and 10.9% of total revenues, respectively. The decrease in R&D expenditures between 2003 and 2002 is due primarily to: (i) the discontinuation of the development of our CSG NextGen product during the third quarter of 2002 as a result of the Kenan Business acquisition; (ii) a reduction of R&D costs in other areas since the second quarter of 2002, to include a reduction of R&D personnel as a result of several cost reduction initiatives (see MD&A and Note 8 to our Consolidated Financial Statements for additional discussion of our cost reduction initiatives); and (iii) the completion of the development cycle for certain projects. Since 1995, we have invested an average of 10-12% of our total revenues into R&D. We expect to spend a similar percentage of our total revenues on R&D in the future.

Employees

As of December 31, 2003, we had a total of 2,471 employees, a decrease of 281 from December 31, 2002. The decrease between these points in time relates primarily to the restructuring and cost reduction initiatives further discussed in MD&A. Our success is dependent upon our ability to attract and retain qualified employees. None of our U.S.-based employees are subject to a collective bargaining agreement. Certain non-U.S.-based employees are covered under national or company-specific collective bargaining agreements. We believe that our relations with our employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.csgsystems.com. Additionally, these reports are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or on the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 2.    Properties

As of December 31, 2003, we were operating from approximately 40 leased sites around the world, representing approximately 771,000 square feet under lease. This amount excludes approximately 219,000 square feet of leased space that has been abandoned by us.

North American Region (“NAR”).

We lease office facilities, totaling approximately 500,000 square feet in the following metropolitan areas within the U.S.: Cambridge, Massachusetts; Columbus, Ohio; Dallas, Texas; Denver, Colorado; Miami, Florida; New Providence, New Jersey; Omaha, Nebraska; and Washington, DC. We utilize these office facilities primarily for: (i) corporate headquarters; (ii) client services, training and product support; (iii) sales and marketing activities; (iv) systems and programming activities; (v) R&D activities; (vi) professional services staff; and (vii) general and administrative functions. The leases for these office facilities expire in the years 2004 through 2010. The office facilities in Denver and Omaha are used by both the Broadband Division and the GSS Division, as well as for corporate functions, with the remaining office facilities used primarily by the GSS Division.

We lease statement production and mailing facilities, totaling approximately 176,000 square feet in Omaha, Nebraska and Wakulla County, Florida. The leases for these facilities expire in the years 2011 through 2013. These facilities are used by the Broadband Division.

We lease office space totaling approximately 9,000 square feet in Toronto, Canada for our Canadian GSS Division operations. The lease for this facility expires in 2006.

Central and Latin America Region (“CALA”).

We lease office facilities, totaling approximately 6,000 square feet in Buenos Aires, Argentina; Rio de Janeiro and Campinas, Brazil; and Mexico City, Mexico. We utilize these office facilities primarily for: (i) client services, training and product support; (ii) sales and marketing activities; (iii) professional services staff; and (iv) general and administrative functions. These CALA office facilities support the GSS Division. The leases for these office facilities expire in the years 2004 through 2006.

Europe, Middle East and Africa Region (“EMEA”).

We lease office facilities, totaling approximately 55,000 square feet in Brussels, Belgium; Paris, France; Munich, Germany; Rome, Italy; Madrid, Spain; London and Slough, United Kingdom. We utilize these office facilities primarily for: (i) client services, training and product support; (ii) sales and marketing activities; (iii) professional services staff; (iv) R&D activities; and (v) general and administrative functions. These EMEA office facilities support the GSS Division. The leases for these office facilities expire in the years 2004 through 2015.

Asia/Pacific Region (“APAC”).

We lease office facilities, totaling approximately 25,000 square feet in Sydney, Australia; Beijing, China; New Delhi, India; Tokyo, Japan; Kuala Lumpur, Malaysia; and Singapore. We utilize these office facilities primarily for: (i) client services, training and product support; (ii) sales and marketing activities; (iii) professional services staff; and (iv) general and administrative functions. These APAC office facilities support the GSS Division. The leases for these office facilities expire in the years 2004 through 2006.

We believe that our facilities are adequate for our current needs and that additional suitable space will be available as required. We also believe that we will be able to extend the leases as they terminate at comparable rates. See Note 11 to our Consolidated Financial Statements for information regarding our obligations under our facility leases.

Item 3.    Legal Proceedings

In October 2003, we received a final ruling in our arbitration with our largest client, Comcast. Discussions of this matter can be found in “MD&A-Comcast and AT&T Broadband Business Relationship” included in this document and is incorporated herein by reference.

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In the opinion of our management, we are not presently a party to any material pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

As of December 31, 2003, our executive officers were Neal C. Hansen (Chairman of the Board and Chief Executive Officer), John P. Pogge (President and Chief Operating Officer), Peter E. Kalan (Executive Vice President and Chief Financial Officer), Edward C. Nafus (President of our Broadband Services Division), and William E. Fisher (President of our Global Software Services Division). We have employment agreements with each of the executive officers. Information concerning such executive officers appears in the following paragraphs:

Mr. Hansen, 63, is a co-founder of our company and has been the Chairman of the Board and Chief Executive Officer and a director of our company since our inception in 1994. From 1991 until co-founding our company, Mr. Hansen served as a consultant to several software companies, including FDC. From 1989 to 1991, Mr. Hansen was a General Partner in Hansen, Haddix and Associates, a partnership that provided advisory management services to suppliers of software products and services. From 1983 to 1989, Mr. Hansen was Chairman and Chief Executive Officer of US WEST Applied Communications, Inc. (“ACI”) and President of US WEST Data Systems Group. Mr. Hansen earned a BS in electrical engineering from the University of Nebraska.

Mr. Pogge, 50, joined us in 1995 and has served as President, Chief Operating Officer and a director of our company since September 1997. Prior to that time, Mr. Pogge was our Executive Vice President and General Manager, Business Units. From 1992 to 1995, Mr. Pogge was Vice President, Corporate Development for US WEST, Inc. From 1987 to 1991, Mr. Pogge served as Vice President and General Counsel of ACI. Mr. Pogge holds a J.D. degree from Creighton University School of Law and a BBA in Finance from the University of Houston.

Mr. Kalan, 44, joined us in January 1997 and was named Chief Financial Officer in October 2000. Prior to joining the company, he was Chief Financial Officer at Bank One, Chicago, and he also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a BA degree in Business Administration from the University of Texas at Arlington.

Mr. Nafus, 63, joined us in August 1998 as Executive Vice President and was named the President of our Broadband Services Division in January 2002. From 1992 to 1998, Mr. Nafus served as Executive Vice President of FDC and President of First Data International. Mr. Nafus was President of First Data Resources from 1989 to 1992 and Executive Vice President of First Data Resources from 1984 to 1989. During his 14-year tenure at First Data, Mr. Nafus held various other management positions. Mr. Nafus holds a BS degree in Mathematics from Jamestown College.

Mr. Fisher, 57, joined us in September 2001 as Executive Vice President and was named the President of our Global Software Services Division in January 2002. Prior to joining our company, Mr. Fisher was Chairman of plaNet Consulting, an e-business solutions and services group that we acquired in 2001. Prior to his association with plaNet, Mr. Fisher served as Chairman and Chief Executive Officer of Transaction Systems Architects, Inc. (“TSAI”), and served 14 years in numerous roles including President and Chief Executive Officer of ACI, which was acquired by TSAI. Mr. Fisher also served as President of First Data Resources’ government services division. Mr. Fisher holds a Bachelor’s degree in Management from Indiana State University and a MBA from the University of Nebraska.

Board of Directors of the Registrant

Dr. George F. Haddix

Chairman and CEO

PKWARE, Inc.

Dr. George F. Haddix is Chairman and Chief Executive Officer of PKWARE, Inc., a computer software company. In 1994, Dr. Haddix became President and co-founder of our company following the acquisition of Cable Services Group, Inc. from FDC. He was instrumental in taking our company public in 1996. Prior to joining our company, Dr. Haddix served as President and Chief Executive Officer of U S WEST Network Systems, Inc. Previously, Dr. Haddix served as Chairman and President of ACI. Prior to that, he was President and General Manager of HDR Systems, Inc. Dr. Haddix has also served on the faculties of Iowa State University, Creighton University and the University of Nebraska at Omaha, as Professor of computer science and mathematics. Dr. Haddix also serves on the board of InfoUSA, Inc. Dr. Haddix earned a PhD from Iowa State University, an MA from Creighton University and a BA from the University of Nebraska at Omaha, all in mathematics.

Neal C. Hansen

Chairman and Chief Executive Officer

CSG Systems International, Inc.

Neal Hansen’s biographical discussion is included in “Executive Officers of the Registrant” shown directly above.

Janice Obuchowski

President

Freedom Technologies, Inc.

Janice Obuchowski is President of Freedom Technologies, Inc., a public policy and corporate strategy consulting firm specializing in telecommunications. In 2003, Ms. Obuchowski was appointed by President

George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radio Conference. She has also served as Assistant Secretary for Communications and Information at the Department of Commerce, leading the National Telecommunications and Information Administration (“NTIA”). Prior to joining NTIA, Ms. Obuchowski had responsibilities for all international affairs for NYNEX (now Verizon). Ms. Obuchowski also held several positions at the Federal Communications Commission (FCC), including Senior Advisor to the Chairman. Ms. Obuchowski also serves on the boards of Orbital Sciences Corp. and Stratos Global. Ms. Obuchowski earned a JD from the Georgetown University Law Center and a BA from Wellesley College.

John P. “Jack” Pogge

President and Chief Operating Officer

CSG Systems International, Inc.

Jack Pogge’s biographical discussion is included in “Executive Officers of the Registrant” shown directly above.

Bernard W. Reznicek

President and CEO

Premier Enterprises, Inc.

Bernard W. Reznicek currently provides consulting services with The Premier Group. Mr. Reznicek previously was National Director of Special Markets for Central States Indemnity, a Berkshire Hathaway Company. He has forty years of experience in the electric utility industry having served as Chairman, President, and Chief Executive Officer of Boston Edison Company, and President and Chief Executive Officer of Omaha Public Power in Omaha, Nebraska. Mr. Reznicek also serves on the boards of Pulte Homes, Inc., TTI Technologies, Inc., and Central States Indemnity. State Street Corporation, MidAmerican Energy, and Guarantee Life Insurance Company were former board assignments. Mr. Reznicek earned an MBA from the University of Nebraska at Lincoln and a BS degree in business administration with a major in accounting from Creighton University in Omaha, Nebraska.

Frank V. Sica

Senior Advisor

Soros Funds Management

Frank V. Sica is Senior Advisor to Soros Funds Management. Prior to this, Mr. Sica was Managing Partner for Soros Private Funds Management and helped to oversee the Quantum Realty Partners operations. Before joining Soros, Mr. Sica was Managing Director and Cohead of Merchant Banking at Morgan Stanley Dean Witter & Co. He also served as an Officer in the U.S. Air Force. Mr. Sica is also a director of Emmis Broadcasting, Jet Blue Airways, Kohl’s Corporation, and Onvoy, Inc. Mr. Sica is also a trustee of Wesleyan University and the Village of Bronxville, New York. Altrio, Inc. was a former board assignment. Mr. Sica earned an MBA from the Amos Tuck School of Business at Dartmouth College and a BA in biology from Wesleyan University in Middletown, Connecticut.

Donald V. Smith

Senior Managing Director

Houlihan Lokey Howard & Zukin

Donald V. Smith is Senior Managing Director in charge of the New York office of Houlihan Lokey Howard & Zukin, an international investment bank, and serves on its board of directors. Prior to this, Mr. Smith headed valuation and reorganization services for Morgan Stanley & Co, where he was responsible for fairness, valuation, litigation, restructuring, and acquisition assignments. Mr. Smith has been involved in investment banking, business valuation and financial restructuring for the past thirty years. He also served over five years as a Naval Officer. Mr. Smith earned an MBA from the University of Pennsylvania’s Wharton School and a BS from the U.S. Naval Academy.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed on the Nasdaq National Market (“NASDAQ/NMS”) under the symbol “CSGS”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our Common Stock as reported by NASDAQ/NMS.

	High	Low
2003
First quarter	$15.36	$8.67
Second quarter	14.24	8.40
Third quarter	16.84	12.94
Fourth quarter	15.63	8.95

	High	Low
2002
First quarter	$41.66	$27.40
Second quarter	30.11	17.71
Third quarter	19.57	9.06
Fourth quarter	17.44	8.77

On March 10, 2004, the last sale price of our Common Stock as reported by NASDAQ/NMS was $14.18 per share. On January 31, 2004, the number of holders of record of Common Stock was 296.

Dividends

We have not declared or paid cash dividends on our Common Stock since our incorporation. We did, however, complete a two-for-one stock split, effected in the form of a stock dividend, in March 1999. We intend to retain any earnings to finance the growth and development of our business, and at this time, we do not plan to pay cash dividends in the foreseeable future. Our credit agreement contains certain restrictions on the payment of dividends. See Note 7 to our Consolidated Financial Statements for additional discussion of our credit agreement.

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,778,071	$18.66	5,496,907
Equity compensation plan not approved by security holders	1,251,057	15.56	385,599

Total	3,029,128	$17.33	5,882,506

Of the total number of securities remaining available for future issuance, 5,806,571 shares can be used for stock option grants, as well as the other types of stock-based awards as specified in the individual plans, with the remaining 75,935 shares to be used for our employee stock purchase plan. See Note 13 to our Consolidated Financial Statements for additional discussion of our equity compensation plans.

Item 6.    Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to MD&A and our Consolidated Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Company (1)(2)
	Year ended December 31,
	2003 (5)	2002 (5)	2001	2000	1999
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues:
Processing and related services(3)	$342,385	$373,033	$339,258	$294,809	$255,167
Software	41,431	68,376	72,350	70,378	52,432
Maintenance(3)	93,564	89,075	15,808	13,971	6,737
Professional services	67,959	80,448	49,492	19,737	7,826

	545,339	610,932	476,908	398,895	322,162
Charge for arbitration ruling attributable to periods prior to July 1, 2003 (3)	(105,679)	—	—	—	—

Total revenues, net	439,660	610,932	476,908	398,895	322,162

Expenses(7):
Cost of processing and related services	141,242	141,069	121,983	107,022	95,706
Cost of software and maintenance	72,703	57,580	32,674	36,408	31,241
Cost of professional services	63,910	64,343	21,358	8,107	5,174

Total cost of revenues	277,855	262,992	176,015	151,537	132,121

Gross margin (exclusive of depreciation)	161,805	347,940	300,893	247,358	190,041

Operating expenses:
Research and development	62,924	73,674	52,223	42,338	34,388
Selling, general and administrative (8)	109,214	111,592	52,149	47,661	45,311
Depreciation	17,378	18,839	14,546	12,077	10,190
Restructuring charges(6)	11,850	12,721	—	—	—
Kenan Business acquisition-related expenses(5)	—	29,957	—	—	—

Total operating expenses	201,366	246,783	118,918	102,076	89,889

Operating income (loss)	(39,561)	101,157	181,975	145,282	100,152

Other income (expense):
Interest expense	(14,717)	(14,033)	(3,038)	(5,808)	(7,214)
Interest and investment income, net	1,437	1,906	4,466	5,761	2,981
Other	4,381	(1,486)	39	(32)	10

Total other	(8,899)	(13,613)	1,467	(79)	(4,223)

Income (loss) before income taxes	(48,460)	87,544	183,442	145,203	95,929
Income tax (provision) benefit(3)	22,183	(42,926)	(69,521)	(54,734)	(36,055)

Net income (loss)	$(26,277)	$44,618	$113,921	$90,469	$59,874

Diluted net income (loss) per common share(4):
Net income (loss) available to common stockholders	$(0.51)	$0.85	$2.08	$1.60	$1.10

Weighted average diluted common shares	51,432	52,525	54,639	56,680	54,660

Other Data (at Period End):
Number of Broadband Division clients’ customers processed(3)	44,148	45,816	43,283	35,808	33,753

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments	$105,397	$95,437	$83,599	$43,733	$48,676
Working capital	69,642	119,782	80,789	81,317	32,092
Total assets	724,775	731,317	374,046	332,089	274,968
Total debt	228,925	270,000	31,500	58,256	81,000
Stockholders’ equity	290,785	282,105	250,048	191,169	116,862

(1)	We were formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from FDC in November 1994. CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until the CSG Acquisition. We recorded certain acquisition-related assets as a result of the CSG Acquisition. For 1999, the cost of processing and related services included $2.8 million of amortization for client contracts from the CSG Acquisition. Amortization related to the noncompete agreement from the CSG Acquisition was $0.4 million per month, and was fully amortized as of November 30, 1999.
(2)	During 1997, we purchased certain software technology assets from TCI and simultaneously entered into the Master Subscriber Agreement with TCI to consolidate all TCI customers onto our customer care and billing system. In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne, and consolidated the merged operations into AT&T Broadband. On November 18, 2002, Comcast completed its merger with AT&T, and now under Comcast’s ownership, we continue to service the former AT&T operations under the terms of the Master Subscriber Agreement, as modified by the Comcast arbitration ruling in October 2003. The total amount paid to TCI in 1997 was approximately $159 million, with approximately $105 million assigned to purchased in-process research and development assets that were charged to expense at the date of acquisition, with the remaining amount allocated primarily to the Master Subscriber Agreement, which is being amortized ratably over the 15-year life of the contract. We financed this transaction with a $150 million term credit facility, of which $27.5 million was used to retire our previously outstanding debt. See MD&A for additional discussion of the Master Subscriber Agreement and related business relationship with Comcast.
(3)	During 2003, we recorded a $119.6 million charge to revenue related to the Comcast arbitration ruling award. The award was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Of the $13.9 million attributable to the third quarter, we attributed $13.5 million to processing revenues, and the remaining $0.4 million to software maintenance fees. As a result of the Comcast arbitration award, we were in a net operating loss position for the year, and recorded an income tax benefit of $22.2 million. During the fourth quarter of 2003, we paid Comcast $94.4 million of the arbitration award and in January 2004, we paid the remaining $25.2 million. Additionally, as a result of the arbitration ruling, Comcast customer accounts began being measured differently in October 2003, which resulted in a reduction in the total number of client’s customers processed.
(4)	On March 5, 1999, we completed a two-for-one stock split for stockholders of record on February 8, 1999. The split was effected as a stock dividend. Share and per share data for 1999 have been adjusted to give effect to the split. Diluted net income (loss) per common share and the shares used in the per share computation have been computed on the basis described in Note 2 to our Consolidated Financial Statements.
(5)	On February 28, 2002, we acquired the Kenan Business from Lucent for approximately $256 million in cash. The Kenan Business acquisition had a significant impact on our results of operations for 2003 and 2002, as well as on our financial position as of December 31, 2003 and 2002. See Note 3 to our Consolidated Financial Statements and MD&A for a discussion of the acquisition and its impact on our Consolidated Financial Statements as of and for the years ended December 31, 2003 and 2002, including information regarding the intangible assets recorded from the acquisition and their related periodic amortization, and the Kenan Business acquisition-related expenses. We financed the acquisition with a $300 million term credit facility, of which $31.5 million was used to retire our previously outstanding debt. See Note 7 to our Consolidated Financial Statements for additional discussion of our credit facility.
(6)	Beginning in the third quarter of 2002 and continuing throughout 2003, we implemented several cost reduction initiatives and recorded restructuring charges of $11.9 million and $12.7 million, respectively, for the years ended December 31, 2003 and 2002. See Note 8 to our Consolidated Financial Statements and MD&A for additional discussion of the restructuring charges.
(7)	During the third quarter of 2002, we entered into certain equity compensation arrangements with several key members of our management team. In December 2003, we accepted for exchange and cancelled outstanding options to purchase 3.6 million shares of our common stock. In exchange for such cancelled options, we granted 1.2 million shares of restricted stock. Compensation expense related to these arrangements is being recognized ratably over the vesting periods of the arrangements. Additionally, effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, using the prospective method of transition. Total stock-based compensation expense recognized during 2003 and 2002 was $5.6 million and $1.4 million, respectively. See Notes 2 and 13 to our Consolidated Financial Statements for additional discussion of these matters.
(8)	Following the provisions of Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets,” we ceased amortizing goodwill as of December 31, 2001, and never amortized goodwill that was acquired in business combinations for which the acquisition date was after June 30, 2001. Instead, goodwill is reviewed annually for impairment. The adoption of this pronouncement did not result in a material difference in amortization between periods, as amortization related to goodwill was $0.6 million per year from 1999 through 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning the global customer care and billing industry, as well as the converging telecommunications industry it serves, and similar matters. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are contained in Exhibit 99.01 “Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors” of this report. Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to review this exhibit closely in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Management Overview

The Company.    We are a global leader in next-generation billing and customer care solutions for the cable television, direct broadcast satellite, advanced IP services, next-generation mobile, and fixed wireline markets. Our combination of proven and future-ready solutions, delivered in both outsourced and licensed formats, enables our clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. We are a S&P Midcap 400 company. We serve our clients through two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”). See the “Business” section of this document for a full description of our operating segments and the markets they serve. Total revenues for our company decreased from $610.9 million in 2002 to $439.7 million in 2003.

General Market Conditions.    The economic state of the global telecommunications industry continues to be depressed. Many telecommunications companies have reduced their operating costs and capital expenditures to cope with the depressed economic state of the industry. Since our clients operate within this industry sector, the economic state of this industry has directly impacted our business, limiting the amount of products and services clients purchase from us, as well as increasing the likelihood of uncollectible accounts receivable and lengthening the cash collection cycle.

Broadband Division.    The Broadband Division generates its revenues by providing customer care and billing services on a service bureau basis with its core product, CSG CCS/BP (“CCS”), to North American (primarily the U.S.) broadband service providers, primarily for cable television, Internet, and satellite television product offerings. The market for the Broadband Division’s products and services is highly competitive, resulting in significant pricing pressures for contract renewals.

The North American broadband industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of services providers. Consistent with this market concentration, a large percentage of our Broadband Division’s revenues is generated from a limited number of clients. The Broadband Division’s and our company’s three largest clients (in order of size) are Comcast Corporation (“Comcast”), Echostar Communications (“Echostar”), and Time Warner Inc. (“Time Warner”).

A summary of the key business matters for the Broadband Division in 2003 were as follows. These items are discussed in more detail throughout our MD&A.

•

Revenues for the Broadband Division decreased from $419.2 million in 2002 to $258.7 million in 2003. Comcast is the Broadband Division’s, and our company’s, largest client. We have been in various legal proceedings with Comcast since 2002, consisting principally of arbitration proceedings related to our

15-year exclusive contract for processing services (the “Master Subscriber Agreement”). In October 2003, the arbitrator issued his final ruling on this matter. The arbitration ruling included an award of $119.6 million to be paid by us to Comcast. The award was based on the arbitrator’s determination that we had violated the Most Favored Nations (“MFN”) clause of the Master Subscriber Agreement. We recorded a charge to revenue for this amount in the third quarter of 2003. In addition, the arbitrator ruled that Comcast was entitled to be invoiced for lower fees under the MFN clause of the Master Subscriber Agreement beginning October 2003. As a result, revenues from Comcast (when compared to amounts prior to the arbitration ruling) are expected to decrease by approximately $52-56 million annually.

•	On a positive note, the arbitrator did rule that we had not breached the Master Subscriber Agreement, and that certain key provisions of the agreement remain in force, including our exclusive right to process the 13 million video and high-speed data accounts that Comcast acquired from AT&T Broadband in 2002, and the 15-year term of the agreement. However, the arbitrator also ruled that if Comcast unilaterally terminates the Master Subscriber Agreement, it shall be liable to us under a contractual provision relating to consequential damages, for contract damages in the amount of $44 million. In the event of such termination, we would be required to provide Comcast with termination assistance for seven months.

•	During 2003, we were able to consolidate multiple contracts with various operating units of Time Warner into one consolidated agreement that runs through 2013. This solidified our business relationship with Time Warner.

•	The Broadband Division is currently involved in a significant architectural upgrade to CCS. This enhancement to CCS will allow us to further support convergent broadband services including cross-service bundling, convergent order entry and advanced service provisioning capabilities. See the “Business” section of this document for additional discussion of this matter.

•	Our contract with our second largest client, Echostar, was scheduled to expire December 31, 2004. In the first quarter of 2004, this contract was extended through March 1, 2006.

GSS Division.    The GSS Division was established as a result of our acquisition of the Kenan Business from Lucent Technologies (“Lucent”) in February 2002. The GSS Division is a global provider of convergent billing and customer care software and services that enables telecommunications service providers to bill their customers for existing and next-generation services, including mobile, Internet, wireline, cable television, and satellite.

The GSS Division’s revenues consist of software license and maintenance fees, and various professional and consulting services related to its software products (principally, implementation services). The market for the GSS Division’s products and services is highly competitive, resulting in significant pricing pressures for both new and existing client purchases. For 2003, approximately 78% of the GSS Division’s revenues were generated outside the U.S., as compared to 79% for 2002.

A summary of the key business matters for the GSS Division for 2003 were as follows. These items are discussed in more detail throughout our MD&A.

•	Revenues for the GSS Division decreased from $191.7 million in 2002 to $181.0 million in 2003, primarily due to the poor economic market conditions and the project difficulties and delays we experienced within our professional services organization. Although we began to see some signs of improvement in the market conditions in the latter part of 2003 through our recent contract wins, a sustained economic recovery of the global telecommunications industry could take several years.

•

Key drivers of the value of the acquired Kenan Business, and other recent acquisitions, are the global telecommunications industry customer base and the software assets acquired. In connection with these acquisitions, the GSS Division has approximately $219 million of goodwill, and as of December 31,

2003, has other long-lived intangible assets (client contracts and software) with a net carrying value of approximately $38 million. In light of the current market conditions, during the second quarter of 2003 we evaluated the carrying value of the GSS Division’s goodwill and related long-lived intangible assets and concluded that the carrying value of these assets had not been impaired. See Note 6 to our Consolidated Financial Statements for additional discussion of our impairment analysis of these assets.

•	As part of the Kenan Business acquisition from Lucent in 2002, we assumed the obligation to complete a large systems implementation project in Europe. We experienced significant difficulties and delays in completing this project, and in the first quarter of 2003, we announced that we expected an overall loss of approximately $3 million on the project. During the fourth quarter of 2003, the client went “live” on the system. Although this phase of the project was successfully completed, our 2003 results of operations (in particular, our professional services revenues and related gross margin) were negatively impacted by the project.

•	Towards the end of 2002, and carrying into the first half of 2003, we experienced difficulties in collecting accounts receivable from certain clients within the GSS Division, in particular, two clients in India. The collection problems were the result of various administrative and client-specific business matters. As a result, our accounts receivable balance and days billing outstanding (“DBO”) were negatively impacted during this time frame. During the last two quarters of 2003, we resolved many of the administrative and client matters, and saw a significant improvement in our accounts receivable balance and DBO.

•	We combined the best of the traditional CSG software solutions with the best of the Kenan Business software solutions and introduced Kenan FX in late 2003. Kenan FX is the result of an 18-month R&D project that resulted in a business framework consisting of pre-integrated products and modules that make services available via a common middle layer. See the “Business” section of this document for additional discussion of this matter.

Other Key Events.    Other key business matters for 2003 were as follows. These items are discussed in more detail throughout our MD&A.

•	During 2003 and 2002, we implemented several cost reduction initiatives in response to the lingering poor economic conditions within the global telecommunications industry, and as a result of the expected reduction in revenues resulting from the Comcast arbitration ruling. These cost reduction programs consisted primarily of involuntary employee terminations, reductions in various employee compensation matters, and facilities abandonments. These cost reduction initiatives resulted in restructuring charges in both 2003 and 2002. See Note 8 to our Consolidated Financial Statements for additional discussion of our restructuring activities in 2003 and 2002.

•	The $119.6 million Comcast arbitration award payment negatively impacted our liquidity in the fourth quarter of 2003, and would have resulted in a default of our bank credit agreement as of December 31, 2003 if not modified by that date. In the fourth quarter of 2003, we favorably amended our bank credit agreement and we were in compliance with both the financial and non-financial covenants of the agreement as of December 31, 2003. We expect to remain in compliance going forward. As part of the amendment, we agreed to an increase in the interest rate spread. We also agreed to a number of other modifications to the credit agreement, including a mandatory payment of $30 million in July 2004, a reduction in our revolving credit facility to $40 million and additional limitations on certain investments, acquisitions and capital expenditures. See Note 7 to our Consolidated Financial Statements for additional discussion of our credit agreement and the related amendment to this agreement

•	During the fourth quarter of 2003, we adopted the fair value method of accounting for stock-based awards in accordance with SFAS No. 123, using the prospective method of transition as outlined in SFAS No. 148. The adoption of this accounting standard was effective as of January 1, 2003. Total stock-based compensation for 2003 was $5.6 million, with $1.1 million attributed to the adoption of this accounting standard. See Note 14 to our Consolidated Financial Statements for additional discussion of the 2003 quarterly impact of adopting SFAS No. 123.

•	The majority of our employees’ previously issued stock options had exercise prices significantly above the current market price of our stock, providing little, if any, retention value. In order to provide a financial incentive for our employees to help us execute on our business plan and continue to provide high quality products and services to the telecommunications industry, we offered employees the ability to voluntarily exchange certain stock options for restricted stock. On December 18, 2003, we successfully completed this exchange program. We accepted for exchange and cancelled outstanding options to purchase 3.6 million shares of our common stock. In exchange for such cancelled options, we granted 1.2 million shares of restricted stock, which will vest ratably over a three-year period. See Note 13 to our Consolidated Financial Statements for additional discussion of this exchange program.

Comcast and AT&T Broadband Business Relationship

Background.    In 1997, we entered into the Master Subscriber Agreement with Tele-Communications, Inc. (“TCI”) to consolidate all TCI customers onto our customer care and billing system. In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”), and we continued to service the merged operations under the terms of the Master Subscriber Agreement. On November 18, 2002, Comcast completed its merger with AT&T, and now under Comcast’s ownership, we continue to service the former AT&T operations under the terms of the Master Subscriber Agreement, as modified by the arbitration ruling described below. Unless specifically identified differently, references to Comcast hereafter in this document include AT&T and its predecessor companies referenced above.

Arbitration Ruling.    We have been involved in various legal proceedings with Comcast since 2002, consisting principally of arbitration proceedings related to the Master Subscriber Agreement. In October 2003, we received the final ruling in the arbitration proceedings. A summary of the arbitration ruling is as follows:

•	Comcast does not have the right to terminate the Master Subscriber Agreement between the two companies under the termination provisions of the contract;

•	We maintain the exclusive rights to process the AT&T video and high-speed data customers acquired by Comcast;

•	We did not obtain the right to process the additional Comcast customers;

•	Comcast is not entitled, pursuant to an amendment to the Master Subscriber Agreement, to deconvert customers from our system;

•	Comcast is entitled to relief under the MFN clause of the Master Subscriber Agreement and, going forward, Comcast is entitled to receive charges and fees based on our agreements with other clients;

•	Comcast also was awarded MFN damages for the periods through September 30, 2003 of $119.6 million;

•	If Comcast unilaterally terminates the Master Subscriber Agreement, it shall be liable to us under a contractual provision relating to consequential damages, for contract damages in the amount of $44 million. In the event of such termination, we would be required to provide Comcast with termination assistance for seven months.

Arbitration Award.    As stated above, the arbitration ruling included an award of $119.6 million to be paid by us to Comcast. The award was based on the arbitrator’s determination that we had violated the MFN clause of the Master Subscriber Agreement. We recorded the impact from the arbitration ruling in the quarter ended September 30, 2003 as a charge to the Broadband Division’s revenue. As specified in the arbitration ruling, the $119.6 million was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Although the arbitration ruling did not segregate the award by revenue type, we estimated that $13.5 million of the $13.9 million attributable to the third quarter of 2003 could be further attributed to processing revenues, and the remaining $0.4 million could be attributed to software maintenance fees. These amounts have been netted against the respective third quarter 2003 gross revenues (i.e., revenues prior to the arbitration award) in our Consolidated Statements of Operations and our segment results in Note 5 to our Consolidated Financial Statements.

Upon receipt of the arbitration ruling on October 7, 2003, we sought a modification to the award, believing the arbitrator had miscalculated the total amount of MFN damages. On October 21, 2003, we paid approximately $65 million of the arbitration award to Comcast, using available corporate funds. The $65 million payment represented the portion of the arbitration award that we did not contest. On October 27, 2003, the arbitrator ruled that he did not miscalculate the MFN damages and that we must pay the remaining arbitration award of approximately $55 million to Comcast. On November 12, 2003, the parties amended the Master Subscriber Agreement, which included payment terms for this amount. As a result of this amendment, we paid approximately $30 million in November 2003, and the remaining $25 million was paid in January 2004. The amount of the award accrued interest at eight (8) percent per annum from October 7, 2003 until paid, which resulted in approximately $1 million of interest expense being recorded in the fourth quarter of 2004.

Our insurance policies did not provide any relief towards the arbitration award. We expect to receive an income tax benefit of approximately $44 million (based on an estimated income tax rate of approximately 37%) for the $119.6 million arbitration award paid to Comcast through a reduction of 2003 income taxes otherwise payable and through our ability to carry back net operating losses to previous years.

Impact of MFN Adjustment on Current and Future Periods.    As stated above, the arbitrator ruled that Comcast is entitled to be invoiced for lower fees under the MFN clause of the Master Subscriber Agreement beginning October 2003. As a result, future quarterly revenues (when compared to amounts prior to the arbitration ruling) from Comcast are expected to decrease by approximately $13-14 million, or $52-56 million annually. Gross revenues (i.e., revenues prior to the arbitration award) generated from Comcast for the third quarter of 2003 were approximately 25% of our total gross revenues, which is a percentage comparable to those in our more recent quarters. Total revenues generated from Comcast in the third quarter (after considering the impact of the $13.9 million arbitration award, but ignoring the impact of the $105.7 million arbitration charge attributed to periods prior July 1, 2003) and the fourth quarter of 2003 were approximately 17% of our total revenues. We expect that the percentage of our total revenues for 2004 from Comcast will represent a percentage comparable to that of the third and fourth quarters of 2003 (i.e., approximately 17%). As discussed in greater detail under “Restructuring Charges” below, in response to these lower revenues, we implemented a cost reduction program in the fourth quarter of 2003 that will lower our operating expenses in 2004 by approximately $30 million, when compared to the third quarter 2003 operating expense run rate.

We have various long-lived intangible assets (client contracts) related to the Master Subscriber Agreement which have a net carrying value as of December 31, 2003 of approximately $55 million. We have evaluated the carrying value of these assets in light of the arbitration ruling, and have concluded that there has been no impairment to these assets as of December 31, 2003. We will continue to monitor the carrying value of these assets as we discuss with Comcast possible modifications to the Master Subscriber Agreement as a result of the arbitration ruling, as discussed in greater detail below. See Note 6 to our Consolidated Financial Statements for additional discussion of our intangible assets.

Contract Rights and Obligations.    The Master Subscriber Agreement has an original term of 15 years and expires in 2012, and contains certain performance criteria and other obligations to be met by us. Comcast has the right to terminate the Master Subscriber Agreement in the event of certain defaults by us. As stated above, the arbitrator ruled that Comcast currently does not have the right to terminate the Master Subscriber Agreement under the termination provisions of the contract. The Master Subscriber Agreement and all subsequent amendments are included in our exhibits to our periodic public filings with the SEC. These documents are available on the Internet and we encourage readers to review these documents for further details.

As stated above, the arbitrator ruled that we maintained the exclusive rights to process the AT&T video and high-speed data customers acquired by Comcast. Prior to the arbitration ruling, the annual minimum financial commitments due from Comcast under the Master Subscriber Agreement were approximately $120 million. The arbitrator ruled that the minimum payment provision in the agreement between the parties is subject to the MFN clause. The effect of this ruling is that, while we maintain our exclusive right to process the Comcast customers previously owned by AT&T, the minimum financial obligation under the agreement is reduced to reflect the charges and fees under a contract with another client. However, as stated above, the arbitrator also ruled that if Comcast unilaterally terminates the Master Subscriber Agreement, it shall be liable to us under a contractual provision relating to consequential damages, for contract damages in the amount of $44 million. In the event of such termination, we would be required to provide Comcast with termination assistance for seven months. In accordance with the arbitrator’s ruling, the November 12, 2003 amendment mentioned above specifies the fees and procedures associated with the seven months of termination assistance we would provide should either party terminate the contract, and also sets forth the manner in which Comcast would be entitled to obtain its customer data in a deconversion format.

We expect to generate a significant percentage of our future revenues under the Master Subscriber Agreement. There are inherent risks whenever a large percentage of total revenues are concentrated with one client. One such risk is that, should Comcast terminate the Master Subscriber Agreement in whole or in part for any of the reasons stated above, or significantly reduce the revenues expected to be generated under the Master Subscriber Agreement, it could have a material adverse effect on our financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of the intangible asset related to the Master Subscriber Agreement mentioned above).

Current Discussions with Comcast.    We are currently discussing possible modifications to the Master Subscriber Agreement with Comcast as a result of the arbitration ruling. At this time, there can be no assurance that we will modify the Master Subscriber Agreement or restructure our business relationship with Comcast under a new contract, and even if so, there can be no assurance that the modified or new terms of the contract will provide the same or similar financial performance or other important terms to those contained in the existing Master Subscriber Agreement.

While the substance of any discussions between Comcast and us are not being made public at this time, readers are strongly encouraged to frequently review our filings with the SEC as well as all public announcements from us related to this matter. This is of particular importance as it is impossible to predict accurately at this time when any further information on this matter will be available.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our Consolidated Financial Statements.

We have identified the most critical accounting policies that affect our financial condition and results of operations. The critical accounting policies were determined by considering our accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) business restructurings; (v) loss contingencies; (vi) income taxes; (vii) business combinations and asset purchases; (viii) stock-based compensation; and (ix) capitalization of internal software development costs. These critical accounting policies, as well as our other significant accounting policies, are disclosed in Notes 2 and 9 to our Consolidated Financial Statements.

Revenue Recognition.    In light of the current economic conditions, collectibility of fees is one of the key revenue recognition criteria for us for all revenue sources. Revenues are recognized only if we determine that the collection of the fees included in the arrangement is considered probable (i.e., we expect the client to pay all amounts in full when invoiced). In making our determination of collectibility for revenue recognition purposes, we consider a number of factors depending upon the specific aspects of an arrangement, which may include, but is not limited to, the following items: (i) an assessment of the client’s specific credit worthiness, evidenced by its current financial condition and/or recent operating results, credit ratings, and/or a bankruptcy filing status (as applicable); (ii) the client’s current accounts receivable status and/or its historical payment patterns with us (as applicable); (iii) the economic condition of the industry in which the client conducts the majority of its business; and/or (iv) the economic conditions and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business. The evaluation of these factors, and the ultimate determination of collectibility, requires significant judgments to be made by us. The risk of an incorrect collectibility assessment by us is heightened due to the current depressed state of the global telecommunications industry, as discussed above. The judgments made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized.

The accounting for software revenues, especially when software is sold in a multiple-element arrangement, is complex and requires judgment. Key factors considered in accounting for software and related services include: (i) the identification of the separate elements of the arrangement; (ii) whether any undelivered elements are essential to the functionality of the delivered elements; (iii) the assessment of whether our hosted service transactions meet the requirements of EITF 00-03 to be treated as a separate element to the arrangement; (iv) the determination of vendor-specific objective evidence of fair value for the various elements of the arrangement; (v) the assessment of whether the software fees are fixed or determinable; (vi) the determination as to whether the fees are considered collectible (as discussed above); and (vii) the assessment of whether services included in the arrangement represent significant production, customization or modification of the software. The evaluation of these factors, and the ultimate revenue recognition decision, requires significant judgments to be made by us. The judgments made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized. In addition, because software licenses typically have little or no direct, incremental costs related to the recognition of the revenue, these judgments could also have a significant effect on net income or loss.

We utilize the percentage-of-completion (“POC”) method of accounting for certain revenue arrangements. Under the POC method of accounting, revenues are typically recognized as services are performed. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses become evident. We typically use hours performed on the project as the measure to determine the percentage of the work completed. Our use of the POC method of accounting on a project requires estimates of the total project revenues, total project costs and the expected hours necessary to complete a project. We believe we have adequate processes to produce reasonably dependable estimates for these items in order to justify the use of the POC method of accounting. However, changes in estimates as a result of additional information or experience on a project as work progresses are inherent characteristics of the POC method of accounting as we are exposed to various business risks in completing our projects. The estimation process to support the POC method of accounting is more difficult for projects of greater length and/or complexity. Factors that increase the complexity of an implementation project are discussed in more detail in Exhibit 99.01 under “Implementation Project Complexities and Risks” included in this report. The estimates and judgments made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred. For the years ended December 31, 2003 and 2002, approximately 21% and 27%, respectively, of the GSS Division’s total recognized revenues were accounted for using the POC method of accounting. To mitigate the inherent risks in using the POC method of accounting, we track our performance on projects and reevaluate the appropriateness of our estimates as part of our monthly accounting cycle.

The accounting for software maintenance services generally requires few judgments and estimates as these revenues are recognized ratably over the service period. However, certain estimations may be required when maintenance services are sold as part of a multiple-element arrangement, as a portion of the overall fee arrangement must be allocated to the undelivered maintenance services. The key judgmental matters considered in accounting for maintenance services in a multiple-element arrangement include: (i) the determination of vendor-specific objective evidence of fair value for the maintenance services; and (ii) the period of time maintenance services are expected to be performed. The judgments made in this area could have a significant effect on revenues recognized in any one period by changing the amount and/or the timing of the revenue recognized.

Allowance for Doubtful Accounts Receivable.    We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) the economic condition of the industry in which the client conducts the majority of its business; (iv) the economic conditions and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business; and (v) a deterioration in a client’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base, including considerations of the economic condition of the global telecommunications industry.

The expansion of our international business as a result of the Kenan Business acquisition, combined with the downturn in the global telecommunications industry, has increased the complexity in estimating the adequacy of the allowance for doubtful accounts receivable. Since most of our current and future clients operate within this industry sector, the economic state of this industry directly impacts our business, increasing the likelihood of uncollectible amounts from current and future accounts receivable and lengthening the cash collection cycle. In particular, we experienced collection problems with certain of our international clients in late 2002 through the middle of 2003, and have experienced several client bankruptcy filings over the last few years (both in the Broadband and GSS Divisions), which required us to increase our allowance for doubtful accounts receivable when these matters were identified. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change significantly, an adjustment to the provision for doubtful account receivables may be necessary. Because of the significance of our gross account receivables balance ($141.8 million) and related allowance for doubtful accounts ($11.1 million) as of December 31, 2003, such an adjustment could be material.

Impairment Assessment of Long-Lived Assets.    Goodwill is required to be tested for impairment on an annual basis. In addition to this annual requirement, goodwill is required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate a possible impairment may have occurred. Under the current accounting standard, goodwill is considered impaired if the carrying value of the reporting unit which includes the goodwill is greater than the estimated fair value of the reporting unit. If it is determined that an impairment has occurred, an impairment loss (equal to the excess of the carrying value of the goodwill over its estimated fair value) is recorded. In estimating fair value, we consider the income, market, and cost methods, with the greatest reliance on the income method. Under the income method, discounted future net cash flows are the primary basis of estimating the fair value. The determinations of future net cash flows and the appropriate discount rate to be used, are by their nature, highly subjective judgments. The estimation of fair value under each of the three above mentioned methods is more difficult in periods of economic downturn.

Long-lived assets (e.g., intangible assets), other than goodwill, are required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate that a possible impairment of these assets may have occurred. Under the current accounting standard, a long-lived asset is impaired if future undiscounted cash flows associated with that asset, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determinations of future cash flows and, if required, the determination of the fair value of a long-lived asset, are by their nature, highly subjective judgments. In addition, the estimation of the future cash flows is more difficult in periods of economic downturn.

As of December 31, 2003, we have approximately $38 million in net intangible assets and approximately $219 million of goodwill that are attributable to the GSS Division, which includes the assets from the Kenan, ICMS, Davinci, and plaNet acquisitions. Due to the continued poor economic conditions of the global telecommunications industry and the impacts this situation had on the GSS Division’s business, to include declining revenues, segment contribution losses, and the initiation of various cost reduction and restructuring programs since the acquisition of the Kenan Business in early 2002, we performed certain financial analyses (to include work by an independent outside valuation firm) during the second quarter of 2003 and concluded that based on such work, there had been no impairment of the GSS Division’s goodwill or its other long-lived assets. The estimated fair value of the GSS Division reporting unit exceeded its carrying value by approximately 13%, and the estimated undiscounted cash flows for the GSS Division’s long-lived assets exceeded their carrying values by approximately 38%.

We completed (to include work by an independent outside valuation firm) our annual goodwill impairment test of the GSS Division reporting unit in the third quarter of 2003, and concluded that based on such work, there had been no impairment of the GSS Division’s goodwill. The estimated fair value of the GSS Division reporting unit exceeded its carrying value by approximately 17%.

We will continue to continue to monitor the carrying value of the GSS Division’s goodwill and other intangible assets during the economic downturn in this industry sector. If the current economic conditions worsen and/or take longer to recover than anticipated, it is reasonably possible that a review for impairment of the goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

As discussed above, we have evaluated the $55 million carrying value of the client contract intangible asset related to the Comcast Master Subscriber Agreement in light of the recent arbitration ruling, and have concluded there has been no impairment of this asset. The estimation of the undiscounted future cash flows is more difficult as a result of the arbitrator’s decision to allow Comcast to unilaterally terminate the Master Subscriber Agreement, and be liable to us under a contractual provision relating to consequential damages, for contract damages in the amount of $44 million. We will continue to monitor the carrying value of this asset as we discuss with Comcast possible modifications to the Master Subscriber Agreement as a result of the arbitration ruling. Further, should Comcast terminate the Master Subscriber Agreement, the amortization of this intangible asset would be significantly accelerated.

Business Restructuring.    We recorded restructuring charges during 2003 and 2002 related primarily to involuntary employee termination benefits and facilities abandonments. Our accounting for involuntary employee termination benefits generally does not require significant judgments as we identify the specific individuals and their termination benefits in the early stages of the restructuring program, and the timing of the benefit payments is relatively short. Some judgment is needed in determining whether any legal exposure exists from the involuntary employee terminations, especially in certain foreign jurisdictions. The accounting for facilities abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. We continually evaluate these assumptions, and adjust the related facilities abandonment reserves based on the revised assumptions at that time. Depending upon the significance in the change of assumptions, the changes to the facilities abandonment reserves could be material.

Loss Contingencies.    In the ordinary course of business, we are subject to claims (and potential claims) related to various items including but not limited to: (i) legal and regulatory matters; (ii) client and vendor contracts; (iii) product and service delivery matters; and (iv) labor matters. We follow the guidelines of SFAS No. 5, “Accounting for Contingencies”, in determining the appropriate accounting and disclosures for such matters, which requires us to assess the likelihood of any adverse judgments in or outcomes to these matters, as well as the potential ranges of probable losses. A determination of the amount of reserves for such contingencies, if any, for these contingencies is based on an analysis of the issues, often with the assistance of legal counsel. The evaluation of such issues, and our ultimate accounting and disclosure decisions, are by their nature, subject to various estimates and highly subjective judgments. Should any of the factors considered in determining the adequacy of any required reserves change significantly, an adjustment to the reserves may be necessary. Because of the potential significance of these issues, such an adjustment could be material.

Income Taxes.    We are required to estimate our income tax liability in each jurisdiction in which we operate. This process requires us to estimate the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as purchased in-process R&D costs, for tax and accounting purposes. These temporary differences result in deferred income tax assets and liabilities in our Consolidated Financial Statements. We must then assess the likelihood that our net deferred income tax assets will be recovered primarily from future taxable income, and to the extent recovery is not likely, we must establish a valuation allowance. As of December 31, 2003, we had net deferred income tax assets of $62.5 million, relating primarily to our domestic operations, which represented approximately 9% of our total assets. Management believes that sufficient taxable income will be generated in the future to realize the benefit of our net deferred income tax assets. The assumption of future taxable income, is by its nature, subject to various estimates and highly subjective judgments.

Business Combinations and Asset Purchases.    Accounting for business combinations and asset purchases, including the allocation of the purchase price to acquired assets and assumed liabilities based on their estimated fair values, requires us in certain circumstances to estimate fair values for items that have no ready market or for which no independent market exists. Under such circumstances, we use our best judgment to determine a fair value based upon inference to other transactions and other data. As a result, the amounts determined by us for such items as accounts receivable, identifiable intangible assets, goodwill, and deferred revenue are not individually the result of an arm’s length transaction, but are the result of management estimates of the fair value and the allocation of the purchase price. Accordingly, revenue recognized by us related to fulfillment of assumed contractual obligations is based on fair value estimates made by us.

For larger and/or more complex acquisitions, the assignment of value to individual intangible assets generally requires the use of a specialist, such as an appraiser or valuation expert. The assumptions used in the appraisal or valuation process are forward-looking, and thus subject to significant judgments and interpretations by us. Because individual intangible assets: (i) may be expensed immediately upon acquisition (e.g., purchased in-process R&D assets); (ii) amortized over their estimated useful life (e.g., acquired software); or (iii) not amortized at all (e.g., goodwill), the assigned values could have a material impact on results of operations in current and future periods.

Stock-based compensation.    During the fourth quarter of 2003, we adopted the fair value method of accounting for stock-based awards (currently consisting of stock options and restricted stock) in accordance with SFAS No. 123, using the prospective method of transition as outlined in SFAS No. 148. Under SFAS No. 123, we use the Black-Scholes pricing model to estimate the fair value of the stock-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs.

Capitalization of Internal Software Development Costs.    We expend substantial amounts on research and development (“R&D”) for both new and existing (i.e., enhancements) software products and related services.

Such costs are subject to capitalization under certain circumstances. The determination of whether internal software R&D costs are subject to capitalization is by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period by either: (i) capitalizing development costs; or (ii) expensing pre-technological feasibility and pre-application development stage research costs. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software R&D costs are subject to the same judgments when evaluating for possible impairment as discussed above for other long-lived assets.

We did not capitalize any internal software R&D costs, as discussed above, during the years ended December 31, 2003, 2002, or 2001. In addition, we do not have any capitalized internal software R&D costs included in our December 31, 2003 and 2002 Consolidated Balance Sheets. We believe that during these periods no material internal software R&D costs were required to be capitalized. Our conclusion is primarily based upon the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high-degree of development risk. Substantially all of our internal software R&D efforts are of this nature, and therefore, the Company believes the costs subject to capitalization during these periods were not material.

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues for the periods indicated (in thousands):

	Year ended December 31,
	2003		2002		2001
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Processing and related services (inclusive in 2003 of $13,742 charge for arbitration ruling attributable to the third quarter of 2003)	$342,385	77.9%	$373,033	61.0%	$339,258	71.1%
Software	41,431	9.4	68,376	11.2	72,350	15.2
Maintenance (inclusive in 2003 of $450 charge for arbitration ruling attributable to the third quarter of 2003)	93,564	21.3	89,075	14.6	15,808	3.3
Professional services	67,959	15.4	80,448	13.2	49,492	10.4

	545,339	124.0	610,932	100.0	476,908	100.0
Charge for arbitration ruling attributable to periods prior to July 1, 2003	(105,679)	(24.0)	—	—	—	—

Total revenues, net	439,660	100.0	610,932	100	476,908	100

Cost of Revenues:
Cost of processing and related services	141,242	32.1	141,069	23.1	121,983	25.6
Cost of software and maintenance	72,703	16.5	57,580	9.4	32,674	6.8
Cost of professional services	63,910	14.6	64,343	10.5	21,358	4.5

Total cost of revenues	277,855	63.2	262,992	43.0	176,015	36.9

Gross margin (exclusive of depreciation)	161,805	36.8	347,940	57.0	300,893	63.1

Operating expenses:
Research and development	62,924	14.3	73,674	12.1	52,223	11.0
Selling, general and administrative	109,214	24.8	111,592	18.2	52,149	10.9
Depreciation	17,378	4.0	18,839	3.1	14,546	3.1
Restructuring charges	11,850	2.7	12,721	2.1	—	—
Kenan Business acquistion-related charges	—	—	29,957	4.9	—	—

Total operating expenses	201,366	45.8	246,783	40.4	118,918	25.0

Operating income (loss)	(39,561)	(9.0)	101,157	16.6	181,975	38.1

Other income (expense):
Interest expense	(14,717)	(3.3)	(14,033)	(2.3)	(3,038)	(0.6)
Interest and investment income, net	1,437	0.3	1,906	0.3	4,466	0.9
Other	4,381	1.0	(1,486)	(0.3)	39	—

Total other	(8,899)	(2.0)	(13,613)	(2.3)	1,467	0.3

Income (loss) before income taxes	(48,460)	(11.0)	87,544	14.3	183,442	38.4
Income tax (provision) benefit	22,183	5.0	(42,926)	(7.0)	(69,521)	(14.6)

Net income (loss)	$(26,277)	(6.0)%	$44,618	7.3%	$113,921	23.8%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Results of Operations—Consolidated Basis

Impact of Acquisitions.    We completed our acquisition of the Kenan Business from Lucent on February 28, 2002. When comparing operating results between years, 2002 results of operations include ten months of results from this acquisition, while 2003 reflects a full 12 months of results. We also completed our acquisition of Davinci Technologies Inc. in December 2002, and our acquisition of the ICMS business from IBM in August 2002. The ICMS and Davinci acquisitions did not individually have a material impact on the results of operations for the years ended December 31, 2003 and 2002, and have been considered in the year-over-year results of operations discussed below. See Note 3 to our Consolidated Financial Statements for additional information on our acquisitions.

Total Revenues.    Total revenues decreased $171.2 million, or 28.0% to $439.7 million in 2003, from $610.9 million in 2002. Of the $171.2 million decrease, $105.7 million is related to the Comcast charge for arbitration ruling attributable to periods prior to July 1, 2003, as discussed above. The remaining decrease between periods is due primarily to decreases in processing and related services revenues, software revenues, and professional services revenues.

See the “Results of Operations—Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services.    The cost of processing and related services revenues consists principally of: (i) data processing and communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment and equipment maintenance, etc.); (iii) client support organizations (e.g., client call centers, account management, etc.); (iv) various product support organizations (e.g., product management and delivery, product maintenance, etc.); and (v) facilities and infrastructure costs related to the statement production and support organizations.

The cost of processing and related services for 2003 remained relatively unchanged between years as it was $141.2 million for 2003 as compared to $141.1 million for 2002. This is reflective of our continued focus on cost controls in this area. Processing costs as a percentage of related processing revenues were 41.3% (margin of 58.7%) for 2003 compared to 37.8% (margin of 62.2%) for 2002. The decrease in processing gross margin and gross margin percentage was due primarily to the lower Comcast revenues during the third and fourth quarters of 2003 as a result of the arbitration ruling.

Our gross margin percentage for processing services for the fourth quarter of 2003 was approximately 57%. We expect our 2004 overall gross margin percentage for processing services to be in a range comparable to this percentage.

Cost of Software and Maintenance.    The cost of software and maintenance revenues consists principally of: (i) amortization of acquired software and certain acquired client contracts; (ii) client support organizations (e.g., client call centers, account management, etc.); (iii) various product support organizations (e.g., product management and delivery, product maintenance, etc.); (iv) facilities and infrastructure costs related to these organizations; and (v) third-party software costs and/or royalties related to certain software products. We do not differentiate between cost of software revenues and cost of maintenance revenues, and therefore, such costs are reported on a combined basis. The costs related to new product development (including enhancements to existing products) are included in research and development expenses.

The combined cost of software and maintenance for 2003 increased 26.3% to $72.7 million, from $57.6 million for 2002. The increase related primarily to: (i) 2003 having twelve months of Kenan Business operations, as compared to only ten months of Kenan Business operations in 2002; and (ii) 2003 having twelve months of ICMS maintenance costs and amortization expense as compared to only four months in 2002. The cost of software and maintenance as a percentage of related revenues was 53.9% (margin of 46.1%) for 2003 as compared to 36.6% (margin of 63.4%) for 2002, with the change due primarily to the decrease in software sales within the Broadband Division. As discussed below, fluctuations in the gross margin for software and maintenance revenues are an inherent characteristic of software companies and are expected in future periods.

Cost of Professional Services.    The cost of professional services consists principally of: (i) our professional services organizations; (ii) subcontracted professional consultants; and (iii) facilities and infrastructure costs related to our professional services organizations.

The cost of professional services for 2003 decreased 0.7% to $63.9 million, from $64.3 million, for 2002. The decrease related primarily to a reduction in personnel costs as a result of the cost reduction initiatives discussed below, offset by 2003 having twelve months of Kenan Business operations, as compared to only ten months in 2002. The cost of professional services as a percentage of related revenues was 94.0% (margin of 6.0%) for 2003, as compared to 80.0% (margin of 20.0%) for 2002. The decrease in the gross margin percentages between periods relates primarily to: (i) the difficulties we experienced on the large implementation project discussed in the immediately following paragraph; and (ii) a decrease in GSS Division’s professional services revenues between years, which is discussed in greater detail under the “Results of Operations—Operating Segments” below.

As part of the Kenan Business acquisition from Lucent in 2002, we assumed the obligation to complete a large systems implementation project for Proximus, a Belgium telecommunications service provider. The total estimated revenues expected from this arrangement are $24.4 million. For the years ended December 31, 2003 and 2002, respectively, we recognized revenue under this arrangement of $6.9 million, and $15.5 million (approximately 92% completed). This project is significantly longer and more complex than our typical implementation projects. We experienced significant difficulties and delays in completing this project, and in the first quarter of 2003, we announced that we expected an overall loss of approximately $3 million on the project. During the second quarter of 2003, we amended the contract with this client which modified our obligations and eliminated certain performance penalties. During the fourth quarter of 2003, Proximus went “live” on the system, at which time, substantially all of our implementation-type obligations were completed. Although we ultimately were successful in completing the implementation phase of this project, we expended a significant amount of our professional services resources on this project in 2003 at a loss. As a result, this project had a significant negative impact on our 2003 results of operations, in particular, our professional services revenues and related gross margin, and the GSS Division’s overall results of operations. With the substantial completion of this project as of the end 2003, we do not expect a similar impact to our 2004 results of operations from this project.

As a result the various project difficulties we experienced during 2003 on this and other projects, we reorganized the delivery function during 2003 to better address these matters. We believe this reorganization has significantly improved the quality of services we deliver to our clients, and will result in improved gross margins going forward.

Gross Margin.    As a result of the Kenan Business acquisition, our revenues from software licenses, maintenance services and professional services have increased and become a larger percentage of total revenues. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, maintenance services, and perform professional services. Our quarterly revenues for software licenses, maintenance services and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and the delivery of contracted services or products. See Exhibit 99.01, “Variability of Quarterly Results”, for additional discussion of factors that may cause fluctuations in quarterly revenues and operating results. However, the costs associated with software and maintenance revenues, and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our software and maintenance, professional services, and overall gross margins, will likely occur between periods.

The overall gross margin for 2003, decreased 53.5% to $161.8 million, from $347.9 million for 2002. The overall gross margin percentage decreased to 36.8% for 2003, compared to 57.0% for 2002. The changes in the gross margin and gross margin percentage were due to the factors discussed above, principally, a result of the impact of the Comcast arbitration ruling and the reduction in the Broadband Division’s software revenues.

Our overall gross margin percentage for the fourth quarter of 2003 was approximately 48%. We expect our 2004 overall gross margin percentage to be in a range comparable to this percentage.

Research and Development Expense.    R&D expense for 2003, decreased 14.6% to $62.9 million, from $73.7 million for 2002. As a percentage of total revenues, R&D expense increased to 14.3% for 2003, from 12.1% for 2002. The reason for the overall increase in R&D expense as a percentage of total revenues, is due to the lower revenues resulting form the Comcast arbitration ruling, discussed above. We did not capitalize any internal software development costs during 2003 and 2002.

The decrease in the amount of R&D expense between periods was due to: (i) the discontinuation of the development of our CSG NextGen product during the third quarter of 2002; (ii) a reduction of R&D costs in other areas since the second quarter of 2002, to include a reduction of R&D personnel as a result of the cost reduction initiatives discussed below; and (iii) the completion of the development cycle for certain projects. Prior to the Kenan acquisition, the primary focus of the GSS Division was on the development of our NextGen software product. Following the Kenan Business acquisition, we discontinued the development of CSG NextGen as a stand-alone customer care and billing system.

During 2003, we focused our development and enhancement efforts on:

•	various R&D projects for the GSS Division, including the Kenan FX business framework (see the “Business” section of this document for additional discussion), which was introduced in late 2003, which includes enhancements to the existing versions of the Kenan Business product suite, as well as new modules; and

•	enhancements to CCS and related Broadband Division software products to increase the functionalities and features of the products, consisting principally of the architectural upgrade to CCS which is discussed in greater detail in the “Business” section of this document.

At this time, we expect our investment in R&D over time will approximate our historical investment rate of 10-12% of total revenues. We expect this investment will be focused on the CCS and the Kenan Business product suite, as well as additional stand-alone products as they are identified.

Selling, General and Administrative Expense.    SG&A expense for 2003, decreased 2.1% to $109.2 million, from $111.6 million for 2002. The decrease in SG&A expense is due primarily to a decrease in bad debt expense between years of approximately $15 million. One of our larger Broadband Division clients, Adelphia Communications (“Adelphia”), filed for bankruptcy protection in June 2002, at which time we established a reserve for the pre-bankruptcy invoices. In addition, we experienced difficulties in collecting certain international accounts receivable during 2002, which required us to increase our allowance for doubtful accounts receivable during this time period. The improvement in our overall accounts receivable position in the latter part of 2003, and the fact we had no similar individual client matters in 2003 with the same degree of significance as Adelphia in 2002, allowed us to significantly reduce our 2003 bad debt expense, when compared to 2002. In addition, we were successful in collecting certain purchased Kenan Business accounts receivable in 2003 that had previously been written off or fully reserved against. These collections were recorded as a reduction of bad debt expense in 2003 as they occurred after we had finalized our Kenan Business purchase accounting. See the “Liquidity” section below for additional discussion of our accounts receivable activities for 2003 and 2002. This decrease was partially offset by an increase in: (i) legal fees related to the Comcast arbitration; and (ii) stock-based compensation expense. We incurred $11.7 million of legal fees related to the Comcast arbitration and $5.2 million of stock-based compensation attributable to SG&A in 2003, as compared to $6.4 million and $1.4 million, respectively, in 2002.

Stock-based compensation for 2004 is expected to be approximately $15 million, with the increase attributed primarily to the completion of our restricted stock for stock option exchange program in December 2003, and the adoption of SFAS No. 123 as discussed above. The majority of this expense will be included in the SG&A expense line item.

Depreciation Expense.    Depreciation expense for 2003 decreased 7.8% to $17.4 million, from $18.8 million for 2002. The decrease in depreciation expense related to the decrease in capital expenditures made during 2003 in accordance with our focus on cost controls. Capital expenditures during 2003 were approximately $9 million and consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure improvements. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Kenan Business Acquisition-Related Expenses.    In conjunction with the Kenan Business acquisition, we incurred certain direct and incremental acquisition-related expenses during 2002. We completed the integration of the Kenan Business in 2002, and therefore, there were no similar expenses in 2003. The acquisition-related expenses included in total operating expenses, and the impact (net of related income tax expense) these acquisition-related expenses had on net income and diluted earnings per share for the year ended December 31, 2002 are presented below (in thousands, except diluted earnings per share).

In-process research and development (“IPRD”)	$19,300
Impairment of an existing intangible asset displaced by software products acquired	1,906
Employee-related costs (primarily existing CSG employee redundancy costs)	3,931
Integration costs (e.g., legal, accounting, etc.)	4,367
All other	453

Total Kenan Business acquisition-related charges	$29,957

Impact of Kenan Business acquisition-related expenses on results of operations (i.e., have reduced operating results):
Net income	$23,932

Diluted earnings per share	$0.45

IPRD represents research and development of various software products which had not reached technological feasibility as of the acquisition date, and had no other alternative future use. IPRD was charged to operations in the first quarter of 2002. As of December 31, 2003, substantially all of the IPRD projects have been completed, with one remaining project scheduled to be completed in the first quarter of 2004. The remaining costs to complete this project are not material.

Restructuring Charges.    Our restructuring charges relate to various cost reductions initiatives implemented primarily as a result of market conditions, and the Comcast arbitration ruling. See Note 8 to the our Consolidated Financial Statements for a more detailed discussion of our cost reduction initiatives and related restructuring charges, including the current activity in the accrued liabilities related to the restructuring charges. We believe that the operational impact from these initiatives will not negatively impact our ability to service our current or future clients.

Cost Reduction Initiatives Related to Market Conditions

In response to poor economic conditions within the global telecommunications industry, during 2003 and 2002, we implemented several cost reduction initiatives, consisting primarily of involuntary employee terminations and facilities abandonments, with the greatest percentage of the involuntary terminations occurring within the GSS Division. These cost reduction initiatives resulted in restructuring charges in both 2003 and 2002.

In the aggregate, these various initiatives were targeted at reducing operating expenses by approximately $60 million annually, based on various measurement points. These programs were substantially completed by the end of the second quarter of 2003.

Cost Reduction Initiatives Related to the Comcast Arbitration Ruling.

In response to the expected reduction in revenues resulting from the Comcast arbitration ruling, during the fourth quarter of 2003, we implemented a cost reduction initiative, consisting primarily of involuntary employee terminations and a reduction of costs related to certain of our employee compensation and fringe benefit programs, to include a freeze in wages for 2004, with the greatest percentage of the involuntary employee terminations occurring within the Broadband Division. This cost reduction initiative resulted in restructuring charges in fourth quarter of 2003.

The cost savings from this initiative were approximately $2 million in the fourth quarter of 2003. The 2004 cost savings from this initiative are targeted to be approximately $30 million, when compared to the third quarter 2003 annualized operating expense run rate, with the savings expected to be realized somewhat ratably across 2004. In connection with the completion of this cost reduction initiative, we expect to record a restructuring charge during the first quarter of 2004, related primarily to involuntary termination benefits. At this time, we are not able to estimate the amount of the restructuring charge, but it is not expected to be material.

Summary of Restructuring Charges.

The components of the restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income (loss) and diluted earnings per share, for the year ended December 31, 2003 and 2002 are as follows (in thousands, except diluted earnings per share):

	Year Ended December 31,
	2003	2002
Involuntary employee terminations	$7,630	$5,810
Facilities abandonments	4,195	6,897
All other	25	14

Total restructuring charges	$11,850	$12,721

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income	$6,426	$7,760

Diluted earnings per share	$0.12	$0.15

As shown above, we recorded restructuring charges related to involuntary employee terminations and various facilities abandonments in 2003 and 2002. The accounting for facilities abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. We continually evaluate these assumptions, and adjust the related facilities abandonment reserves based on the revised assumptions at that time. In addition, we continually evaluate ways to cut our operating expenses through restructuring opportunities, to include the utilization of our workforce and current operating facilities. As a result, there is a reasonable possibility that we may incur additional material restructuring charges in the future.

Operating Income(Loss).    Operating loss for 2003 was $(39.6) million, or (9.0)% of total revenues, compared to operating income of $101.2 million or 16.6% of total revenues for 2002. The decrease in these measures between years is related to the factors discussed above, principally, a result of the impact of the Comcast arbitration ruling.

Our operating income margin for the fourth quarter of 2003 was approximately 13%. We expect our 2004 operating income margin to be in the range of 15% to 16%.

Interest Expense.    Interest expense for 2003 increased 4.9% to $14.7 million, from $14.0 million for 2002. The increase in interest expense is due primarily to approximately $1 million of interest related to the Comcast arbitration award, as discussed above. In addition, the weighted-average balance of our long-term debt for 2003 was $249.0 million, compared to $226.7 million for 2002. The weighted-average interest rate on our debt borrowings for 2003, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 5.3%, compared to 5.9% for 2002.

Our estimated interest expense for 2004 is approximately $13 million.

Other income/expense.    Other income for 2003, was $4.4 million, compared to other expense of $1.5 million for 2002. The increase was primarily due to foreign currency transaction gains during 2003.

Income Tax Provision/Benefit.    For the year ended December 31, 2003, we recorded an income tax benefit of $22.2 million, or an effective income tax rate of approximately 46%, compared to an income tax provision of $42.9 million, or an effective income tax rate of 49% for the year ended December 31, 2002.

The effective income tax rate for 2002 was negatively impacted by certain items recorded in conjunction with the Kenan Business acquisition. As a result of the Comcast arbitration charge, we were in a domestic net operating loss (“NOL”) position for 2003, and consequently, we recorded a tax benefit. The 46% income tax rate is impacted by the NOL position for 2003, resulting from the $119.6 million Comcast arbitration charge discussed above, and the resolution during 2003 of certain federal tax positions and tax refunds from certain jurisdictions. See Note 9 to our Consolidated Financial Statements for a reconciliation of the difference between the income tax provision (benefit) computed at the statutory federal income tax rate of 35% and the financial statement provision (benefit) for income taxes included in our Consolidated Statements of Operations.

As a result of our NOL position for the year ended December 31, 2003, we recorded an income tax receivable of $35.1 million as of December 31, 2003, which results from our ability to claim a refund for 2003 income taxes already paid, and from our ability to carry back our NOL to prior years. As of March 10, 2004, we had received approximately $34 million of this income tax receivable, and expect to receive the remaining amount by the end of the second quarter of 2004.

As of December 31, 2003, our net deferred income tax assets of $62.5 million were related primarily to our domestic operations, and represented approximately 9% of total assets. We continue to believe that sufficient taxable income will be generated to realize the benefit of these deferred income tax assets. Our assumptions of future profitable domestic operations are supported by our strong operating performances by the Broadband Division over the last several years, and our future expectations of profitability, to include considerations for the expected impacts from the Comcast arbitration ruling, and our planned cost reduction initiative implemented in the fourth quarter of 2003.

At this time, we expect an effective income tax rate in 2004 of approximately 38%. The estimate of 38% for 2004 is based on various assumptions, with the two primary assumptions related to our estimate of total pretax income, and the amounts and sources of foreign pretax income. The actual effective income tax rate for 2004 could deviate from the 38% estimate based on our actual experiences with these items, as well as others.

Results of Operations—Operating Segments

Operating segment information and corporate overhead costs for the years ended December 31, 2003 and 2002, are presented in Note 5 to our Consolidated Financial Statements.

Broadband Division

Total Revenues.    Total Broadband Division revenues for 2003 decreased 38.3% to $258.7 million, from $419.2 million for 2002. The decrease in total revenues was due primarily to: (i) the $119.6 million Comcast arbitration charge recorded in the third quarter of 2003; (ii) lower revenues from Comcast in the fourth quarter of 2003 as a result of the arbitration ruling; and (iii) a reduction in software revenues between years.

Processing Revenue.    Processing revenue for 2003 decreased by 9.0% to $338.9 million, from $372.4 million for 2002. The decrease in processing revenue was due primarily to: (i) the $13.5 million charge for the Comcast arbitration award attributed to processing revenue in the third quarter of 2003; and (ii) lower revenues (when compared to periods prior to the arbitration ruling) from Comcast in the fourth quarter of 2003 of approximately $13 million as a result of the arbitration ruling.

The arbitration ruling also required us to measure Comcast customer accounts differently for invoicing purposes beginning in October 2003. The change is primarily the result of combining the video and Internet accounts for the same customer (i.e. subscriber) into a single customer account, as opposed to two separate customer accounts as was the case prior to the arbitration ruling, and to a lesser degree, not charging for certain inactive customers. As a result, our historical breakout of video, Internet, and telephony accounts is not comparable.

Total domestic customer accounts processed on our system are shown in the table below (in thousands). The December 31, 2003 number reflects the new basis of measurement effective October 2003. For comparability purposes, the impact of the arbitration ruling on the December 31, 2002 customer accounts is illustrated in the following table.

	December 31, 2002
	Prior to Impact of Arbitration Ruling	Impact of Arbitration Ruling	After Impact of Arbitration Ruling	December 31, 2003	Increase (decrease)
Video	40,714	(811)	39,903	42,522	2,619
Internet	5,004	(1,534)	3,470	1,572	(1,898)
Telephony	98	—	98	54	(44)

Total	45,816	(2,345)	43,471	44,148	677

The increase in the number of video customers (after considering the impact of the arbitration ruling) serviced was due to the conversion of additional customers onto our systems, and internal customer growth experienced by existing clients. The decrease in Internet customers (after considering the impact of the arbitration ruling) is due primarily to approximately one million wholesale Internet customer accounts that were converted to the respective client’s internal customer care and billing application during the second quarter of 2003. As of December 31, 2003, our conversion backlog was not significant.

The combined annualized revenue per unit (“ARPU”) was $7.58 for 2003 and $8.43 for 2002, with the decrease primarily related to the reduction in Comcast processing revenues in the third and fourth quarters of 2003. Our ARPU for the fourth quarter of 2004 was $7.33, which included approximately $0.10 related to a one-time, special project for a client. For 2004, we expect our ARPU to range from $7.10 to $7.25, with the decrease reflective of competitive pricing pressures and continued tight cost controls on the part of our clients.

Software Revenue.    Software revenue for 2003 decreased by 78.8% to $5.1 million, from $24.2 million for 2002. The decrease in software revenue was due primarily to several large software sales during 2002, with no similar transactions in 2003. We expect the Broadband Division’s software sales in 2004 to be more comparable to 2003 rather than 2002.

Maintenance Revenue.    Maintenance revenue for 2003 decreased by 7.5% to $18.8 million, from $20.3 million for 2002. The decrease in maintenance revenue was due primarily to lower maintenance revenues from Comcast in the third and fourth quarters of 2003 as a result of the arbitration ruling. A small portion of the Comcast arbitration award, and the corresponding reduction in fees going forward, are attributed to maintenance fees. We expect the Broadband Division’s maintenance revenues in 2004 to be flat to slightly down from 2003.

Segment Operating Expenses and Contribution Margin.    Broadband Division operating expenses were relatively unchanged between years with 2003 at $211.1 million, compared to $212.1 million for 2002. This is reflective of our continued focus on cost controls for this division. The cost savings in 2003 related to the fourth quarter 2003 cost reduction initiative discussed above were not significant.

Broadband Division contribution margin decreased by 77.0% to $47.6 million (contribution margin percentage of 18.4%) for 2003, from $207.1 million (contribution margin percentage of 49.4%) for 2002. The Broadband Division’s contribution margin and contribution margin percentage decreased between periods primarily due to the impact of the Comcast arbitration ruling on 2003 processing revenues, and to a much lesser degree, a decrease in software revenues.

GSS Division

Total Revenues.    Total GSS Division revenues for 2003 decreased 5.6% to $181.0 million, as compared to $191.7 million for 2002. The decrease in total revenue was due primarily to a decrease in software revenues and professional services revenues discussed in more detail below.

Software Revenue.    Software revenue for 2003 decreased by 17.8% to $36.3 million, from $44.1 million for 2002. The decrease in software revenue was due primarily to the current market conditions of the telecommunications industry. Telecommunication service providers continued to control their capital expenditures during this market downturn in 2003, reducing the demand for the GSS Division’s software products. We expect 2004 software revenues to be flat to slightly up, depending upon the pace at which the market begins to recover.

Maintenance Revenue.    Maintenance revenue for 2003 increased by 8.7% to $74.8 million, from $68.8 million for 2002. The increase in maintenance revenue was due primarily to a full year of Kenan Business maintenance revenue in 2003, as compared to ten months of activity in 2002. During the first quarter of 2003, we experienced some difficulties in renewing certain software maintenance agreements, and certain software maintenance agreements were renewed at lower than previous rates. As a result, our first quarter 2003 GSS Division maintenance revenue decreased sequentially over the fourth quarter of 2002 by approximately $5 million. We believe we have stabilized this portion of our business and do not expect to experience similar events going forward. The GSS Division’s maintenance revenues for the fourth quarter of 2003 were $20.7 million. We expect our 2004 GSS Division’s quarterly maintenance revenues to be comparable to that of the fourth quarter of 2003.

Professional Services Revenue.    Professional services revenue for 2003 decreased by 15.1% to $66.4 million, from $78.2 million for 2002. The decrease in revenue was due primarily to several large projects in progress during 2002 which were substantially completed in 2002 and early 2003 (including the impact of the Proximus implementation project discussed above), without replacement of comparable projects upon completion. We typically sell professional services in conjunction with software sales. One impact of reduced demand for software sales is that we have fewer revenue generating opportunities for our professional services organization. We expect 2004 professional services revenues to be flat to slightly up, depending upon the pace at which the market begins to recover, and our success in selling additional software licenses.

Segment Operating Expenses and Contribution Loss.    GSS Division operating expenses for 2003 decreased by 6.7% to $190.2 million, from $203.8 million for 2002. The decrease in GSS Division operating expenses is due primarily to cost reduction initiatives that began in the third quarter of 2002, principally a reduction in personnel cost as a result of involuntary employee terminations, and lower bad debt expense between years. These were partially offset by the inclusion of ten months operating expenses for the Kenan Business in 2002, as compared to a full year in 2003.

GSS Division contribution loss decreased by 23.7% to $(9.2) million in 2003 (negative contribution margin of 5.1%), from $(12.1) million in 2002 (negative contribution margin of 6.3%), due primarily to a reduction in GSS Division operating expenses as discussed above.

We expect the GSS Division to have a positive contribution margin in 2004.

Corporate

Corporate Operating Expenses.    Corporate overhead expenses for 2003 increased 29.1% to $66.1 million, from $51.2 million, for 2002. The increase in segment expenses related primarily to: (i) an increase in legal fees related to the Comcast arbitration proceedings; and (ii) an increase in stock-based compensation attributed to the Corporate segment. See Notes 2 and 13 to our Consolidated Financial Statements for additional discussion of stock-based compensation. We incurred $11.7 million of legal fees related to the Comcast arbitration and $5.0 million of stock-based compensation (attributable to the Corporate segment) in 2003, as compared to $6.4 million and $1.4 million, respectively, in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Results of Operations—Consolidated Basis

Impact of Acquisitions.    We completed our acquisition of the Kenan Business from Lucent Technologies on February 28, 2002. When comparing operating results between years, 2002 results of operations include ten months of results from this acquisition, with no comparable amounts for 2001. The plaNet Consulting (acquired September 2001), ICMS (acquired August 2002), and Davinci Technologies Inc. (acquired December 2002) businesses did not individually have a material impact on the results of operations for the years ended December 31, 2002 and 2001, as applicable, and have been considered in the year-over-year results of operations discussed below. See Note 3 to our Consolidated Financial Statements for additional information on our acquisitions.

Total Revenues.    Total revenues increased $134.0 million, or 28.1% to $610.9 million in 2002, from $476.9 million in 2001. The increase between periods is due primarily to increases in processing and related services, maintenance revenues, and professional services revenues. The increase in maintenance and professional services revenues related primarily to the Kenan Business acquisition.

See the “Results of Operations—Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services.    The cost of processing and related services for 2002 increased 15.6% to $141.1 million, from $122.0 million for 2001. The increase was due primarily to the increase in the number of customers of our clients which we serviced, as discussed in more detail in the “Results of Operations—Operating Segments” section below. Processing costs as a percentage of related processing revenues were 37.8% (margin of 62.2%) for 2002 compared to 36.0% (margin of 64.0%) for 2001. The increase in processing costs as a percentage of related revenue was due primarily to an increase in processing and related costs per customer account between periods, due primarily to increased functionalities and features of our processing and related products.

Cost of Software and Maintenance.    The combined cost of software and maintenance for 2002 increased 76.2% to $57.6 million, from $32.7 million for 2001. The increase related primarily to the operations of the Kenan Business discussed above, which included amortization related to the acquired Kenan Business intangible assets of approximately $13 million in 2002. The cost of software and maintenance as a percentage of related revenues was 36.6% (margin of 63.4%) for 2002 as compared to 37.1% (margin of 62.9%) for 2001. As previously discussed, fluctuations in the gross margin for software and maintenance revenues are an inherent characteristic of software companies.

Cost of Professional Services.    The cost of professional services for 2002 increased 201.3% to $64.3 million, from $21.4 million for 2001. The increase related to the operations of the Kenan Business discussed above. The cost of professional services as a percentage of related revenues was 80.0% (margin of 20.0%) for 2002, as compared to 43.2% (margin of 56.8%) for 2001. The increase in the cost of professional services as a percentage of the related revenues was due primarily to the decrease in the Broadband Division’s professional services revenues (primarily due to lower purchases by Comcast) and the inclusion of the operations of the Kenan Business. As previously discussed, fluctuations in the gross margin for professional services revenues are an inherent characteristic of professional services companies.

Gross Margin.    The overall gross margin for 2002, increased 15.6% to $347.9 million from $300.9 million for 2001. The overall gross margin percentage decreased to 57.0% for 2002, compared to 63.1% for 2001. The changes in the gross margin and gross margin percentage were due to the factors discussed above.

Research and Development Expense.    R&D expense for 2002 increased 41.1% to $73.7 million, from $52.2 million for 2001. As a percentage of total revenues, R&D expense increased to 12.1% for 2002, from 11.0% for 2001. We did not capitalize any internal software development costs during 2002 and 2001.

The increase in the R&D expenditures between periods was due primarily to inclusion of R&D for the various Kenan Business products since the closing of the acquisition on February 28, 2002. Our development and enhancement efforts during 2002 were focused primarily on:

•	various R&D projects for the Kenan Business, which includes updates and enhancements to the existing versions of the Kenan Business product suite;

•	enhancements to CCS and related software products to increase the functionalities and features of the products; and

•	development of CSG NextGen. Following the Kenan Business acquisition, we discontinued the development of CSG NextGen as a stand-alone customer care and billing system, and instead, we have focused on integrating certain features and capabilities of CSG NextGen into the Kenan product suite.

Selling, General and Administrative Expense.    SG&A expense for 2002, increased 114.0% to $111.6 million, from $52.1 million for 2001. As a percentage of total revenues, SG&A expense increased to 18.3% for 2002, from 10.9% for 2001. The increase in SG&A expense related primarily to operations of the Kenan Business, and to a lesser degree, an increase in: (i) our bad debt expense between years of approximately $5 million; and (ii) legal fees in 2002 of $6.4 million related to the Comcast litigation, with no comparable amounts included in 2001. The higher bad debt expense in 2002 relates primarily to the Adelphia bankruptcy filing in June 2002, and the difficulties we experienced in collecting certain international accounts receivable in the latter half of 2002, which required us to increase our allowance account for such receivables during this time period.

Depreciation Expense.    Depreciation expense for 2002 increased 29.5% to $18.8 million, from $14.5 million for 2001. The increase in depreciation expense related to capital expenditures made during 2002 and 2001 in support our overall growth and depreciation expense related to the acquired fixed assets from the Kenan Business acquisition. The capital expenditures during 2002 were $12.7 million and consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure expansions and improvements. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Kenan Business Acquisition-Related Expenses.    See “Kenan Business Acquisition-Related Expenses” in the 2003 and 2002 results of operations section above for a detailed discussion of these expenses.

Restructuring Charges.    See “Restructuring Charges” in the 2003 and 2002 results of operations section above for a detailed discussion of these expenses.

Operating Income.    Operating income for 2002, was $101.2 million or 16.6% of total revenues, compared to $182.0 million or 38.1% of total revenues for 2001. The decrease in these measures between years is related to the factors discussed above, principally, the impact of the Kenan Business acquisition and restructuring charges.

Interest Expense.    Interest expense for 2002, increased 361.9% to $14.0 million, from $3.0 million for 2001, with the increase due primarily to our borrowings to finance the Kenan Business acquisition, as discussed in Notes 3 and 7 to our Consolidated Financial Statements. The weighted-average balance of our long-term debt for 2002 was $226.7 million, compared to $48.4 million for 2001. The weighted-average interest rate on our debt borrowings for 2002, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 5.9%, compared to 6.3% for 2001.

Interest and Investment Income.    Interest and investment income for 2002, decreased 57.3% to $1.9 million, from $4.5 million for 2001. The decrease was due primarily to lower funds available for investment, and to a lesser degree, the reduction in the returns on invested funds.

Income Tax Provision.    We recorded an income tax provision of $42.9 million, or an effective income tax rate of approximately 49% for the year ended December 31, 2002. The impacts of acquisitions and our international expansion of our business (primarily as a result of the Kenan Business acquisition) significantly increased our effective income tax rate in 2002 when compared to our effective tax rate of approximately 38% in 2001.

Results of Operations—Operating Segments

Our operating segment information and corporate overhead costs for the years ended December 31, 2002 and 2001, are presented in Note 5 to our Consolidated Financial Statements.

Broadband Division

Total Revenues.    Total Broadband Division revenues for 2002 decreased 11.5% to $419.2 million, from $473.8 million for 2001.

Processing Revenues.    Processing revenues for 2002 increased by 9.8% to $372.4 million, from $339.3 million for 2001. This increase is primarily the result of an increase in the number of customers of our clients which were serviced by us, primarily as a result of conversions of new customers to our systems in the last three quarters of 2001, and internal customer growth experienced by our existing clients in both 2001 and 2002.

Software Revenue.    Software revenue for 2002 decreased by 66.5% to $24.2 million, from $72.4 million for 2001. The decrease in software revenue was due primarily to lower software purchases by Comcast during 2002 as compared to 2001.

Maintenance Revenue.    Maintenance revenue for 2002 increased by 28.3% to $20.3 million, from $15.8 million for 2001. The increase in maintenance revenue was due primarily to an increase in the installed base of the Broadband Division software products.

Professional Services Revenue.    Professional services revenue for 2002 decreased by 95.1% to $2.3 million, from $46.4 million for 2001. The decrease in revenue was due primarily to lower professional services purchased by Comcast during 2002 as compared to 2001.

Segment Operating Expenses and Contribution Margin.    Broadband Division operating expenses for 2002 increased by 3.1% to $212.1 million, from $205.7 million for 2001. This overall increase in segment operating expenses between periods was due primarily to: (i) an increase in bad debt expense (as discussed above) in 2002; (ii) an increase in several variable processing costs (e.g., paper, envelopes, data processing, etc.), with these increases related to an increase in the volume of customers processed between periods; and (iii) an increase in data processing costs per customer, due primarily to increased functionalities and features of our processing and related products.

Broadband Division contribution margin decreased by 22.7% to $207.1 million (contribution margin percentage of 49.4%) for 2002, from $268.0 million (contribution margin percentage of 56.6%) for 2001. The Broadband Division’s contribution margin and contribution margin percentage decreased between periods primarily as a result of a decrease in software and professional services revenues in 2002. As discussed above, the costs associated with software and maintenance revenues, and professional services generally are fixed in nature within a relatively short period of time, and thus, decreases in these revenues generally do not result in a corresponding decrease in operating expenses.

GSS Division

Total Revenues.    Total GSS Division revenues for 2002 were $191.7 million, as compared to $3.1 million for 2001. The only revenues generated by the GSS Division in 2001 related to approximately four months of professional services revenues from plaNet Consulting. The focus for the GSS Division at that time consisted primarily of product development and marketing efforts on our CSG NextGen software product. The revenues for this segment in 2002 consisted primarily of software license, maintenance, and professional services revenues for the ten months of operations of the Kenan Business, and to a much lesser degree, the professional services revenues for plaNet.

Segment Operating Expenses and Contribution Loss.    GSS Division operating expenses for 2002 were $203.8 million, as compared to $53.3 million for 2001. GSS Division contribution loss decreased by 75.9% to $(12.1) million in 2002, from $(50.2) million in 2001. The increase in segment operating expenses between periods related primarily to the inclusion of ten months of operating expenses for the Kenan Business since the closing of the acquisition, and to a much lesser degree, a full year of operating expenses for plaNet in 2002, compared to only four months in 2001.

Corporate

Corporate Operating Expenses.    Corporate overhead expenses for 2002, increased 42.7% to $51.2 million, from $35.9 million for 2001. The increase in operating expenses related primarily to: (i) the additional marketing and administrative costs to support our overall growth, and to a lesser degree; (ii) an increase in legal fees related to the Comcast arbitration proceedings.

Liquidity

Cash and Liquidity.    As of December 31, 2003, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $105.4 million, compared to $95.4 million as of December 31, 2002. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We also have a $40 million revolving credit facility, under which there were no borrowings outstanding as of December 31, 2003. Our ability to borrow under the revolver is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation, and based upon the amount of CSG System, Inc.’s (one of our primary subsidiaries) current cash balance. As of December 31, 2003, approximately $27 million of the revolver was available to us. The revolving credit facility expires in February 2007.

Our cash balances as of December 31 are located in the following geographical regions (in thousands):

	2003	2002
North America (principally the U.S.)	$50,779	$43,071
Europe, Middle East and Africa (principally Europe )	37,270	39,815
Asia Pacific	4,453	7,905
Central and South America	12,895	4,646

Total cash, equivalents and short-term investments	$105,397	$95,437

We generally have ready access to substantially all of our cash and short-term investment balances, but do face limitations on moving cash out of certain foreign jurisdictions. As of December 31, 2003, the cash and short-term investments subject to such limitations were not significant. In addition, our credit facility places certain restrictions on the amount of cash that can be freely transferred between certain operating subsidiaries. These restrictions are not expected to cause any liquidity issues at the individual subsidiary level in the foreseeable future.

Cash Flows From Operating Activities.    We calculate our cash flows from operating activities in accordance with generally accepted accounting principles, beginning with net income (loss) and then adding back the impact of non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), and then factoring in the impact of changes in working capital items.

The primary use of our cash is to fund our ongoing operating activities. Of the total amount of our 2003, 2002 and 2001 operating expenses, approximately 59%, 55% and 55% relates to labor costs (both employees and contracted labor) for: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. None of our U.S.-based employees are subject to a collective bargaining agreement. Certain non-U.S.-based employees are covered under national or company-specific collective bargaining agreements. The other primary cash requirements for our operating expenses consist of: (i) postage; (ii) paper and related supplies for our statement processing centers; (iii) data processing and related services and communication lines for our Broadband Division’s service bureau processing business; and (iv) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. See “Investing” and “Financing” activities below for the other primary uses of our cash. A summary of our material contractual obligations is provided below as well.

Our primary source of cash is from our operating activities. Our business model consists of a significant amount of monthly, quarterly, and annual recurring revenue sources. The primary sources of such recurring revenues are our Broadband Division’s long-term processing arrangements (billed monthly) and our software maintenance arrangements (primarily billed quarterly and annually), principally within the GSS Division. This recurring revenue base results in a reliable, and predictable, source of cash for us. In addition, software license fees and professional services revenues provide for material amounts of cash, but the payment streams for these items are not as predictable.

Our net cash flows provided by (used in) operating activities, which consists of cash from operations and changes in working capital items, for the quarters and years ended for the indicated periods are as follows (in thousands). These amounts are reflected in our Consolidated Statements of Cash Flows.

	2003	2002	2001
Quarters ended:
March 31(1)	$22,222	$26,153	$79,941
June 30	37,141	19,968	3,560
September 30(2)	39,446	(5,508)	47,215
December 31(3)	(38,456)	47,511	49,375

Years ended	$60,353	$88,124	$180,091

(1)	Approximately $37 million of the $79.9 million of the cash flow from operating activities for the first quarter of 2001 relates to our agreement to extend the payment terms on a large software transaction across our 2000 yearend, thus distorting the cash flows from operations for this quarter.
(2)	The negative cash flow used in operating activities of $(5.5) million in the third quarter of 2002 relates primarily to the difficulties we experienced in collecting accounts receivable from certain of our international clients in the latter part of 2002, as discussed in greater detail below.
(3)	The negative cash flow from operating activities of $(38.5) million in the fourth quarter of 2003 relates primarily to the $94.4 million paid to Comcast during the fourth quarter of 2003 as a result of the arbitration ruling. Absent this amount, we generated strong cash flows from operating activities for 2003, primarily as a result of our improved cash collections of our international accounts receivable during the last two quarters of 2003. This improved performance allowed us to pay amounts to Comcast with available corporate funds, without having to draw on our revolving credit agreement.

We believe this table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items, in particular, timely collections of our accounts receivable. Absent any unusual fluctuations in working capital items, we expect our 2004 annual cash flows from operating activities to range from $80 million to $100 million, and would expect the quarterly amounts to be somewhat consistent between quarters.

The key balance sheet items impacting our cash flows from operating activities are as follows.

Billed Accounts Receivable

Management of our billed accounts receivable is one of the primary factors in maintaining strong quarterly cash flows from operating activities. Our billed trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, we evaluate our performance in collecting our accounts receivable through our calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billing for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period. Our target range for our DBO is 65-75 days.

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”), as of the end of the indicated periods, and our DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

	Quarters Then Ended in 2003				Quarters Then Ended in 2002
	Gross	Allowance	Net Billed	DBO	Gross	Allowance	Net Billed	DBO
March 31	$182,573	$(12,609)	$169,964	68	$111,243	$(7,244)	$103,999	52
June 30	183,189	(14,093)	169,096	79	141,348	(13,227)	128,121	56
September 30	162,810	(13,728)	149,082	78	164,745	(12,958)	151,787	65
December 31	141,836	(11,145)	130,691	67	172,496	(12,079)	160,417	73

The increase in the accounts receivable balances and the DBO measures since the first quarter of 2002 relates primarily to the Kenan Business acquisition. As a result of the Kenan Business acquisition, a greater percentage of our revenues and accounts receivable relate to clients outside the U.S. Our billed accounts receivable balance by geographic region (based on the location of the client) as of December 31 is as follows (in thousands):

	2003	2002
North America (principally the U.S.)	$101,156	$119,765
Europe, Middle East and Africa (principally Europe )	20,216	27,058
Asia Pacific	14,287	15,959
Central and South America	6,177	9,714

Total billed accounts receivable	141,836	172,496
Less allowance for doubtful accounts	(11,145)	(12,079)

Total billed accounts receivable, net of allowance	$130,691	$160,417

As expected, this greater diversity in the geographic composition of our client base has increased our accounts receivable balance and adversely impacted DBO (when compared to our historical experience prior to the Kenan Business acquisition) as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions. For example, our ability to bill (i.e., send an invoice) and collect arrangement fees may be dependent upon, among other things: (i) the completion of various client administrative matters, local country billing protocols and processes (including local cultural differences), and/or non-client administrative matters; (ii) us meeting certain contractual invoicing milestones; or (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project.

The increase in net billed accounts receivable and DBOs from the third quarter of 2002 through the end of the second quarter of 2003 is primarily the result of the increased aging of certain receivables within the GSS Division. During this time frame, we experienced collection problems with certain clients due to various administrative and client-specific matters. In particular, there were two large implementation projects in progress in India where we were executing on the implementation projects generally as expected, but for which we had the following gross accounts receivable balances outstanding as of the end of the indicated periods (in thousands):

Quarter Ended	Billed	Unbilled	Total
December 31, 2002	$7,785	$4,303	$12,088
March 31, 2003	21,224	1,590	22,814
June 30, 2003	18,952	—	18,952
September 30, 2003	8,715	749	9,464
December 31, 2003	7,328	—	7,328

We had originally expected to bill and collect a substantial percentage of the December 31, 2002 amounts by the end of the first quarter of 2003. However due to various complications in the billing and cash collection cycle, and specific project related matters that needed to be resolved with these clients, we were not successful in such collections as of March 31, 2003 and June 30, 2003. We have resolved many of the issues that had been causing the delays in collecting these amounts, and as a result, we were successful in significantly reducing the outstanding balances of these two clients by the end of 2003. We expect to collect substantially all of the remaining December 31, 2003 accounts receivable from these clients in the first half of 2004. In addition, these clients are located within India, resulting in approximately 8% of our net billed accounts receivable being concentrated in this foreign country as of December 31, 2003. There is an inherent risk whenever such a large percentage of total accounts receivable is concentrated within one foreign country. One such risk is that, should a foreign country’s political or economic conditions adversely change, it could become difficult to receive payments from clients within that foreign country. We do not expect such conditions to occur in India in the foreseeable future, and as a result, we do not believe the concentration of accounts receivable in India subjects us to higher than usual collection risks.

During 2003, in conjunction with working through the issues that caused the collection delays with these two Indian clients, we have made certain improvements in the quality of our delivery functions and in our cash collection processes. We believe these improvements contributed to our successes in collecting our accounts receivable during the last two quarters of 2003, and will help maintain our accounts receivable balances and DBOs at the current targeted levels going forward.

Unbilled Accounts Receivable and Other Receivables

Revenue earned and recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. Unbilled accounts receivable are an inherent characteristic of certain software and professional services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events. Our unbilled accounts receivable and other receivables as of the end of the indicated periods are as follows (in thousands):

	2003	2002
March 31	$25,555	$23,391
June 30	27,093	31,368
September 30	25,498	33,537
December 31	18,042	28,856

We have consciously managed the unbilled receivables down from their high point in 2002, and going forward, we are targeting a range comparable to that of the third and fourth quarters of 2003. The December 31, 2003 unbilled accounts receivable balance consists primarily of several projects with various milestone and contractual billing dates which have not yet been reached. A substantial percentage of the December 31, 2003 unbilled accounts receivable are scheduled to be billed and collected by the end of the second quarter of 2004. However, there can be no assurances that the fees will be billed and collected within the expected time frames.

Income Tax Receivable.

We are in a domestic net operating loss (“NOL”) position for 2003, primarily as a result of the Comcast $119.6 million arbitration charge discussed above. Our income tax receivable as of December 31, 2003 was $35.1 million, which results from our ability to claim a refund for 2003 income taxes already paid, and from our ability to carry back our NOL to prior years. As of March 10, 2004, we had received approximately $34 million of this income tax receivable, and expect to receive the remaining amount by the end of the second quarter of 2004.

Deferred Revenue

Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Deferred revenue broken out by source of revenue as of the end of the indicated periods was as follows (in thousands):

	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Processing and related services	$6,888	$6,029	$6,509	$3,726	$3,887
Software	5,017	6,406	6,471	5,035	2,854
Maintenance services	34,593	32,701	38,985	38,140	30,994
Professional services	9,427	12,421	14,994	15,035	9,766

Total	$55,925	$57,557	$66,959	$61,936	$47,501

The changes in deferred revenues related to maintenance services and professional services between December 31, 2003 and December 31, 2002 relates to the timing of invoices for such services. The majority of our maintenance agreements provide for invoicing of annual maintenance fees in the first and fourth fiscal quarters of the year.

Arbitration Charge Payable

The arbitration charge payable reflected in our Consolidated Financial Statements relates to the $119.6 million Comcast arbitration award. During the fourth quarter of 2003, we paid $94.4 million of this amount, and paid the remaining $25.2 million in January 2004.

Investing Activities.    Our investing activities typically consist of purchases of property and equipment and investments in client contracts, and business acquisitions.

Property and Equipment/Client Contracts

Our business is not a capital intensive business. Our biggest capital outlays typically relate to computer and statement production equipment. Our investment in client contracts typically consists of cash payments to clients as an incentive to bring business to our company.

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2003	2002	2001
Property and equipment	$9,021	$12,666	$20,417
Client contracts	$1,767	3,387	6,623

As of December 31, 2003, we did not have any material commitments for capital expenditure or for investments in client contracts. Our budgeted capital expenditures for 2004 are approximately $15 million, which also represents the maximum amount that we can spend for this purpose in 2004 under our current credit agreement.

Business Acquisitions

Historically, our business model has not included a significant amount of business acquisition activity. However, in order to expand our international business, in 2002 we acquired several different businesses and related assets for $270.6 million. This consisted principally of the Kenan Business acquisition in February 2002. See Note 3 to our Consolidated Financial Statements for a more detailed discussion of our most recent acquisitions. During 2003, our business acquisition activity was not significant at $2.6 million for the year. Our current bank agreement places certain restrictions upon acquisitions. As a result, we do not expect any significant acquisitions during 2004.

Financing Activities.    We have had limited financing activities over the last several years, and historically, we have not been active in the capital markets.

Long-Term Debt

During 2002, we borrowed $300 million to purchase the Kenan Business and to refinance our existing indebtedness at the time. During 2002, we repaid approximately $30 million of this amount, leaving our debt balance at $270 million as of December 31, 2002. We paid $41.1 million on our debt during 2003 (of which $40 million was voluntarily prepaid), leaving the balance at $228.9 million as of December 31, 2003.

The Comcast arbitration award payment would have resulted in a default of our bank credit agreement as of December 31, 2003 if not modified by that date. In the fourth quarter of 2003, we favorably amended our bank credit agreement and we were in compliance with both the financial and non-financial covenants of the agreement as of December 31, 2003. We expect to remain in compliance going forward. As part of the amendment, we agreed to a 75 basis point increase in the interest rate spread on our bank debt. We also agreed to a number of other modifications to the credit agreement, including a mandatory payment of $30 million no later than July 2004, a reduction in our revolving credit facility to $40 million and additional limitations on certain investments, acquisitions and capital expenditures. The $30 million payment in July is expected to be funded with our $35 million income tax receivable that is expected to be received during the first half of 2004. As of March 10, 2004, we had received approximately $34 million of our income tax receivable, and expect to receive the remaining amount by the end of the second quarter of 2004. The total scheduled principal payments for 2004 (which includes this $30 million payment) is $45.1 million, with the first payment of $1.9 million due in June 2004. Our estimated interest expense for 2004 is approximately $13 million. See Note 7 to our Consolidated Financial Statements for additional discussion of our credit agreement, to include a discussion of the key financial and non-financial covenants included in the credit agreement.

Common Stock/Stock Warrants

Proceeds from the issuance of common stock relates to our various stock-based employee compensation plans, primarily from the exercise of stock options. The significant decrease in cash from these item in 2003 and 2002 when compared to 2001 is a result of the drop in our stock price since that time, which left many of the stock option exercise prices significantly above our stock price. We do not expect any significant amount of cash from our stock-based employee compensation plans in 2004.

The $24 million in proceeds from common stock warrants in 2001 relates to the exercise of two million warrants held by Comcast (then AT&T Broadband). These warrants were issued in 1997 as part of our acquisition of certain assets from Comcast, and for entering into our Master Subscriber Agreement with Comcast. We currently have no warrants for common stock outstanding.

Repurchase of Common Stock

In 1999, our Board of Directors authorized us, at our discretion, to purchase up to a total of ten million shares of our common stock from time-to-time as market and business conditions warrant. We did not purchase any of our shares under the stock repurchase program during 2003. A summary of the activity to date for this repurchase program is as follows (in thousands, except per share amounts):

	2003	2002	2001	2000	1999	Total
Shares repurchased	—	1,573	3,020	1,090	656	6,339
Total amount paid	—	$18,920	$109,460	$51,088	$20,242	$199,710
Weighted-average price per share	—	$12.02	$36.25	$46.87	$30.88	$31.51

At December 31, 2003, the total remaining number of shares available for repurchase under the program totaled 3.7 million shares. Our amended credit facility restricts the amount of common stock we can repurchase under our stock repurchase program to $50 million, and at this time, also restricts our ability to purchase any additional shares until we achieve a certain leverage ratio. We do not expect to achieve this leverage ratio in 2004 and as a result, we do not expect to purchase any shares under this program during 2004.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheet. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Balance Sheet, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2003, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on our long-term debt, assuming no voluntary prepayments are made (in thousands).

	2004	2005	2006	2007	2008	2009 +	Total
Long-term debt	$45,137	$26,345	$27,663	$99,064	$30,716	$—	$228,925
Operating leases	22,723	19,817	14,583	11,489	9,838	31,270	109,720
Purchase obligations	39,218	37,908	27,586	25,751	12,843	—	143,306
Arbitration ruling payment	25,181	—	—	—	—	—	25,181

Total	$132,259	$84,070	$69,832	$136,304	$53,397	$31,270	$507,132

Our long-term debt obligation is discussed in more detail in Note 7 to our Consolidated Financial Statements. The operating leases obligations are discussed in Note 11 to our Consolidated Financial Statements. Our purchase obligations consist primarily of our expected base fees under the FDC services agreement (discussed in Note 11 to our Consolidated Financial Statements) and data communication services.

Of the total contractual obligations and commercial commitments above, approximately $254 million is reflected on our Consolidated Balance Sheet and approximately $253 million is not.

Capital Resources

Capital Resources.    We continue to make investments in client contracts, capital equipment, facilities, research and development, and at our discretion, may continue to make voluntary principal payments on our long-term debt. The scheduled principal payments on our long-term debt within the next 12 months are $45.1 million, with the first payment due on June 30, 2004 in the amount of $1.9 million. The total 2004 payments include a $30 million mandatory payment due no later than July 2004. We expect to fund this payment with the proceeds received from our $35 million income tax receivable. As of March 10, 2004, we had received approximately $34 million of our income tax receivable, and expect to receive the remaining amount by the end of the second quarter of 2004. Our estimated interest expense for 2004 is approximately $13 million. As discussed above, we have no significant capital commitments as of December 31, 2003. Although it is part of our growth strategy, we are not likely to enter into any significant business or asset acquisitions during 2004 as a result of the limitations placed on such activities by our debt agreement.

As of March 10, 2004, we had approximately $135 million of cash and short-term investments available for operations (which includes the receipt of approximately $34 million of our income tax receivable). This is after we paid the final $25.2 million of the $119.6 million arbitration award to Comcast in January 2004. We believe that our current cash and short-term investments, together with cash expected to be generated from future operating activities, will be sufficient to meet our anticipated cash requirements through at least 2004. We believe we can obtain alternative sources of capital resources if necessary, however, the cost for the alternative capital resources would likely be higher than the current costs. Our belief that we can obtain alternative sources of capital resources if necessary is based primarily on our future expectations of operating profitability and future cash flows to be generated from operations, to include considerations for the expected future impacts from the Comcast arbitration ruling, and our cost reduction initiative implemented in the fourth quarter of 2003.

Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency exchange rates, and fluctuations and changes in the market value of our short-term investments. Market risk is the potential loss arising from adverse changes in market rates and prices. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.    As of December 31, 2003, we had long-term debt of $228.9 million, consisting of a Tranche A Term Loan (“Tranche A”) with an outstanding balance of $83.1 million, a Tranche B Term Loan (“Tranche B”) with an outstanding balance of $145.8 million, and a revolving credit facility (the “Revolver”), with an outstanding balance of zero.

In May 2003, we made a $20 million voluntary prepayment on our credit facility, and in August 2003, we made an additional voluntary prepayment of $20 million. As of December 31, 2003, the combined scheduled maturities of Tranche A and Tranche B are as follows (in thousands):

	2004	2005	2006	2007	2008	Total
Tranche A	$25,128	$25,051	$26,370	$6,593	$—	$83,142
Tranche B	20,009	1,294	1,293	92,471	30,716	145,783

Total payments	$45,137	$26,345	$27,663	$99,064	$30,716	$228,925

The interest rates for the Revolver and the two tranches of term loans are chosen at our option and are based on a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. Effective December 5, 2003, the date we amended our credit agreement, the applicable margins are as follows:

	Base Rate	Adjusted LIBOR
Tranche A	2.00%	3.25%
Tranche B	2.25%	3.50%
Revolver	2.00%	3.25%

Prior to December 5, 2003, the applicable margins for the Revolver and Tranche A loans were 1.25% for base rate loans and 2.50% for LIBOR loans, and the applicable margins for Tranche B loans were 1.50% for base rate loans and 2.75% for LIBOR loans.

We believe the carrying amount of our long-term debt approximates its fair value due to the long-term debt’s variable interest rate features.

We have historically selected LIBOR loans (as opposed to base rate loans) as the basis for determining our interest rates for our long-term debt, and we expect to continue to utilize LIBOR loans in the foreseeable future. We have the option of selecting the length of time (ranging from one to twelve months) that we lock in the LIBOR contract rate. As of December 31, 2003, $224.6 million of our credit facility’s outstanding balance was in a six-month LIBOR contract at an adjusted LIBOR rate of 1.18% (for a combined rate of 4.43% for Tranche A and 4.68% for Tranche B) that is effective through March 31, 2004. The remaining outstanding balance of $4.3 million was in a six-month LIBOR contract at an adjusted LIBOR rate of 1.2125% (for a combined rate of 4.4625% for Tranche A and 4.7125% for Tranche B) that is effective through June 30, 2004. The weighted-average interest rates (adjusted LIBOR plus applicable margin) on Tranche A and Tranche B was 4.10% and 4.96% during 2003 and 2002, respectively. We expect to enter into similar length LIBOR contracts during 2004 as a means to manage our interest rate risk on the long-term debt. In addition, we continually evaluate whether we should enter into derivative financial instruments as an additional means to manage our interest rate risk, but as of the date of this filing, have not entered into such instruments.

Foreign Exchange Rate Risk.    Our approximate percentage of total revenues generated outside the U.S. for the years ended December 31, 2003, 2002 and 2001 was 32%, 25% and 2%, respectively. The increase between 2002 and 2001 in revenues generated outside the U.S. is attributable to the Kenan Business acquisition in February 2002. Prior to the Kenan Business acquisition, our foreign currency transactions related entirely to the operations conducted through our United Kingdom (“U.K.”) subsidiary, CSG International Limited (“CSGI”).

Our exposure to variability in foreign currency exchange rates prior to the Kenan Business acquisition was not significant due to the small amount of our business conducted outside the U.S. and was further mitigated by the fact that purchases and sales in the U.K. were typically in the same currency with similar maturity dates and amounts, and certain transactions were denominated in U.S. dollars.

The increase between 2002 and 2003 in revenues generated outside the U.S. is primarily attributable to the reduction in our revenues in the second half of 2003 as the result of the Comcast arbitration ruling (see the “Comcast and AT&T Broadband Business Relationship” section above). Factoring out the effect of the Comcast arbitration ruling, the approximate percentage of our total revenues generated outside the U.S. would have been 25%. We expect that in the foreseeable future, the percentage of our total revenues to be generated outside the U.S. will be slightly greater than 25%.

We have become more exposed to the impact of the changes in foreign currency exchange rates as a result of the expansion of our international business. We have not historically utilized derivative financial instruments for purposes of managing our foreign currency exchange rate risk. For 2003, approximately 73% and 16%, respectively, of our revenues were denominated in U.S. dollars and the Euro. Since a significant amount of our revenues are denominated in U.S. dollars, a decline in the value of local foreign currencies against the U.S. dollar will result in our products and services being more expensive to a potential foreign buyer, and in those instances where our goods and services have already been sold, could result in the accounts receivable being more difficult to collect. We do at times enter into revenue contracts that are denominated in the currency of the individual country (e.g., United Kingdom, Brazil, and Japan) or the Economic Union (“EU”) where we have substantive operations. This practice serves as a natural hedge to finance the expenses incurred in those locations. We are currently evaluating whether we should enter into derivative financial instruments for the purposes of managing our foreign currency exchange rate risk. A hypothetical adverse change of 10% in the December 31, 2003 exchange rates would not have a material impact upon our results of operations.

Market Risk Related To Short-term Investments.    Our cash and cash equivalents as of December 31, 2003 and 2002 were $105.4 million and $94.4 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, are placed into somewhat longer term cash equivalent instruments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Item	8. Financial Statements and Supplementary Data

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of CSG Systems International, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 28, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, effective January 1, 2003, the Company changed its method of accounting for stock-based compensation.

As discussed above, the 2001 consolidated financial statements of CSG Systems International, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 4, the Company changed the composition of its reportable segments during the year ended December 31, 2002, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of CSG Systems International, Inc. other than with respect to such adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG LLP

Denver, Colorado

March 10, 2004

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

ARTHUR ANDERSEN LLP

Omaha, Nebraska,

February 28, 2002

The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on February 28, 2002. We have not been able to obtain a re-issued report from Andersen, as Andersen has ceased operations. As a result, Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to a consolidated balance sheets as of December 31, 2001 and 2000 and statements of income, stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired. The financial statements have been revised to reflect the changed composition of the Company’s reportable segments for the year ended December 31, 2001 to conform to the 2002 composition of reportable segments.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$105,397	$94,424
Short-term investments	—	1,013

Total cash, cash equivalents and short-term investments	105,397	95,437
Trade accounts receivable—
Billed, net of allowance of $11,145 and $12,079	130,691	160,417
Unbilled and other	18,042	28,856
Purchased Kenan Business accounts receivable	—	603
Deferred income taxes	9,134	8,355
Income taxes receivable	35,076	—
Other current assets	11,697	10,568

Total current assets	310,037	304,236
Property and equipment, net	38,218	46,442
Software, net	37,780	50,478
Goodwill	219,199	220,065
Client contracts, net	57,458	63,805
Deferred income taxes	53,327	37,163
Other assets	8,756	9,128

Total assets	$724,775	$731,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$45,137	$16,370
Client deposits	17,175	16,350
Trade accounts payable	21,291	24,810
Accrued employee compensation	32,415	26,707
Deferred revenue	52,655	45,411
Income taxes payable	20,723	30,469
Arbitration charge payable	25,181	—
Other current liabilities	25,818	24,337

Total current liabilities	240,395	184,454

Non-current liabilities:
Long-term debt, net of current maturities	183,788	253,630
Deferred revenue	3,270	2,090
Other non-current liabilities	6,537	9,038

Total non-current liabilities	193,595	264,758

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 8,911,634 and 11,028,555 shares reserved for employee stock purchase plan and stock incentive plans; 53,788,062 and 51,726,528 shares outstanding	593	577
Additional paid-in capital	281,784	255,452
Deferred employee compensation	(4,458)	(3,904)
Treasury stock, at cost, 5,499,796 and 5,979,796 shares	(171,111)	(186,045)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	1	(6)
Cumulative translation adjustments	6,519	1,060
Accumulated earnings	177,457	214,971

Total stockholders’ equity	290,785	282,105

Total liabilities and stockholders’ equity	$724,775	$731,317

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenues:
Processing and related services (inclusive in 2003 of $13,472 charge for arbitration ruling attributable to the third quarter of 2003)	$342,385	$373,033	$339,258
Software	41,431	68,376	72,350
Maintenance (inclusive in 2003 of $450 charge for arbitration ruling attributable to the third quarter of 2003)	93,564	89,075	15,808
Professional services	67,959	80,448	49,492

	545,339	610,932	476,908
Charge for arbitration ruling attributable to periods prior to July 1, 2003	(105,679)	—	—

Total revenues, net	439,660	610,932	476,908

Expenses:
Cost of processing and related services	141,242	141,069	121,983
Cost of software and maintenance	72,703	57,580	32,674
Cost of professional services	63,910	64,343	21,358

Total cost of revenues	277,855	262,992	176,015

Gross margin (exclusive of depreciation)	161,805	347,940	300,893

Operating expenses:
Research and development	62,924	73,674	52,223
Selling, general and administrative	109,214	111,592	52,149
Depreciation	17,378	18,839	14,546
Restructuring charges	11,850	12,721	—
Kenan Business acquisition-related expenses	—	29,957	—

Total operating expenses	201,366	246,783	118,918

Operating income (loss)	(39,561)	101,157	181,975

Other income (expense):
Interest expense	(14,717)	(14,033)	(3,038)
Interest and investment income, net	1,437	1,906	4,466
Other	4,381	(1,486)	39

Total other	(8,899)	(13,613)	1,467

Income (loss) before income taxes	(48,460)	87,544	183,442
Income tax (provision) benefit	22,183	(42,926)	(69,521)

Net income (loss)	$(26,277)	$44,618	$113,921

Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$(0.51)	$0.86	$2.15

Weighted average common shares	51,432	52,116	52,891

Diluted net income (loss) per common share:
Net income (loss) available to common stockholders	$(0.51)	$0.85	$2.08

Weighted average common shares	51,432	52,525	54,639

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Deferred Compensation Related to Employees	Treasury Stock	Foreign Currency Translation	Unrealized Gains (Losses) on Short-Term Investments	Accumulated Earnings	Total Stockholders’ Equity
BALANCE, December 31, 2000	52,530	$543	$17,430	$180,750	$—	$(71,497)	$(654)	$(350)	$64,947	$191,169
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	113,921
Reclassification adjustment for loss included in net income (net of tax benefit of $199)	—	—	—	—	—	—	—	335	—
Unrealized gains on short-term investments (net of tax provision of $19)	—	—	—	—	—	—	—	149	—
Foreign currency translation adjustments	—	—	—	—	—	—	(138)	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	114,267
Repurchase of common stock pursuant to stock repurchase program	(3,020)	—	—	—	—	(109,461)	—	—	—	(109,461)
Exercise of stock options	1,118	12	—	15,704	—	—	—	—	—	15,716
Exercise of stock warrants	2,000	20	(17,430)	41,410	—	—	—	—	—	24,000
Purchase of common stock pursuant to employee stock purchase plan	36	—	—	1,276	—	—	—	—	—	1,276
Tax benefit of stock options exercised	—	—	—	13,081	—	—	—	—	—	13,081

BALANCE, December 31, 2001	52,664	$575	$—	$252,221	$—	$(180,958)	$(792)	$134	$178,868	250,048
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	44,618
Reclassification adjustment for loss included in net income (net of tax benefit of $13)	—	—	—	—	—	—	—	(49)	—
Unrealized gains on short-term investments (net of tax provision of $25)	—	—	—	—	—	—	—	(91)	—
Foreign currency translation adjustments	—	—	—	—	—	—	1,852	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	46,330
Repurchase of common stock pursuant to stock repurchase program	(1,573)	—	—	—	—	(18,919)	—	—	—	(18,919)
Exercise of stock options	80	2	—	1,164	—	—	—	—	—	1,166
Restricted common stock granted under equity compensation plans	445	—	—	—	(5,317)	13,832	—	—	(8,515)	—
Stock-based employee compensation expense	—	—	—	—	1,413	—	—	—	—	1,413
Purchase of common stock pursuant to employee stock purchase plan	111	—	—	1,618	—	—	—	—	—	1,618
Tax benefit of stock options exercised	—	—	—	449	—	—	—	—	—	449

BALANCE, December 31, 2002	51,727	$577	$—	$255,452	$(3,904)	$(186,045)	$1,060	$(6)	$214,971	$282,105
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(26,277)
Unrealized gain on investments (net of tax provision of $6)	—	—	—	—	—	—	—	7	—
Foreign currency translation adjustments	—	—	—	—	—	—	5,459	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	(20,811)
Purchase of common stock pursuant to employee stock purchase plan	129	2	—	1,313	—	—	—	—	—	1,315
Exercise of stock options	41	—	—	355	—	—	—	—	—	355
Tax benefit of stock options exercised	—	—	—	33	—	—	—	—	—	33
Issuance of restricted common stock pursuant to agreement	480	—	—	—	(3,697)	14,934	—	—	(11,237)	—
Issuance of restricted common stock pursuant to employee stock-based compensation plans	210	2	—	(2)	—	—	—	—	—	—
Issuance of restricted common stock pursuant to tender offer to exchange stock options for restricted stock	1,214	12	—	(12)	—	—	—	—	—	—
Repurchase of common stock pursuant to employee stock-based compensation plans	(13)	—	—	(207)	—	—	—	—	—	(207)
Stock-based employee compensation expense	—	—	—	2,416	3,143	—	—	—	—	5,559
Tax benefit of common stock warrants	—	—	—	22,436	—	—	—	—	—	22,436

BALANCE, December 31, 2003	53,788	$593	$—	$281,784	$(4,458)	$(171,111)	$6,519	$1	$177,457	$290,785

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(26,277)	$44,618	$113,921
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation	17,378	18,839	14,546
Amortization	24,303	22,138	10,000
Charge for in-process purchased research and development	—	19,300	—
Restructuring charge for abandonment of facilities	4,424	6,797	—
Gain on short-term investments	(19)	(49)	724
Deferred income taxes	2,018	(600)	8,756
Tax benefit of stock options exercised	33	449	13,082
Stock-based employee compensation	5,559	1,413	—
Impairment of intangible assets	—	1,906	—
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	45,604	(17,870)	29,249
Other current and non-current assets	(1,536)	(2,288)	(3,408)
Arbitration charge payable	25,181	—	—
Income taxes payable/receivable	(41,244)	12,994	1,561
Accounts payable and accrued liabilities	(2,003)	7,008	5,470
Deferred revenues	6,932	(26,531)	(13,810)

Net cash provided by operating activities	60,353	88,124	180,091

Cash flows from investing activities:
Purchases of property and equipment	(9,021)	(12,666)	(20,417)
Purchases of short-term investments	(7,763)	(4,201)	(106,337)
Proceeds from sale of short-term investments	8,795	56,568	63,861
Acquisition of businesses and assets, net of cash acquired	(2,613)	(270,567)	(17,750)
Acquisition of and investments in client contracts	(1,767)	(3,387)	(6,623)

Net cash used in investing activities	(12,369)	(234,253)	(87,266)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,670	2,784	16,991
Proceeds from exercise of stock warrants	—	—	24,000
Repurchases of common stock	(207)	(18,919)	(109,461)
Proceeds from long-term debt	—	300,000	—
Payments on long-term debt	(41,075)	(61,500)	(26,756)
Proceeds from revolving credit facility	—	5,000	—
Payments on revolving credit facility	—	(5,000)	—
Payments of deferred financing costs	(1,077)	(8,365)	—

Net cash provided by (used in) financing activities	(40,689)	214,000	(95,226)

Effect of exchange rate fluctuations on cash	3,678	(3,612)	(185)

Net increase (decrease) in cash and cash equivalents	10,973	64,259	(2,586)
Cash and cash equivalents, beginning of period	94,424	30,165	32,751

Cash and cash equivalents, end of period	$105,397	$94,424	$30,165

Supplemental disclosures of cash flow information:
Cash paid during the period for—
Interest	$11,251	$12,021	$2,460
Income taxes	$13,035	$30,767	$45,981

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

CSG Systems International, Inc. (the “Company” or “CSG”), a Delaware corporation, was formed in October 1994 and is based in Denver, Colorado. The Company is a global leader in next-generation billing and customer care solutions for the cable television, direct broadcast satellite, advanced IP services, next-generation mobile, and fixed wireline markets. The Company’s combination of solutions, delivered in both outsourced and licensed formats, enables its clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. The Company is an S&P Midcap 400 company. The Company serves its clients through its two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

2.    Summary of Significant Accounting Policies

Principles of Consolidation.    The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Translation of Foreign Currency.    The Company’s foreign subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into United States of America (‘U.S.”) dollars at the exchange rates in effect at the balance sheet date. Revenues, expenses, and cash flows are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the determination of net income (loss).

Use of Estimates in Preparation of Consolidated Financial Statements.    The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more critical estimates and related assumptions that affect the Company’s financial condition and results of operations are in the areas of: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) business restructurings; (v) loss contingencies; (vi) income taxes; (vii) business combinations and asset purchases, (viii) stock-based compensation, and (ix) capitalization of internal software development costs.

Revenue Recognition.    The Company derives its revenues from the following sources: (i) processing and related services; (ii) software licenses; (iii) maintenance fees; and (iv) professional services. Processing and related services revenues consist primarily of monthly processing fees generated from the Broadband Division’s core service bureau customer care and billing application called CSG CCS/BP (“CCS”) and services ancillary to CCS. Software revenues and maintenance fees consist of the sale of software licenses and the related software maintenance services. Professional services revenues consist of a variety of consulting services, such as product implementation and customization, business consulting, project management, and training services. The Company uses various estimates and judgments in connection with the determination of the amount of revenues to be recognized (in particular for software license fees and professional services revenues) in each accounting period.

The Company’s primary revenue recognition criteria include: (i) persuasive evidence of an arrangement; (ii) delivery; (iii) fixed or determinable fees; and (iv) collectibility of fees. In light of the current economic environment in which the Company operates, the assessment of collectibility is particularly critical in determining whether revenue should be recognized. Revenues are recognized only if the Company determines that the collection of the fees included in the arrangement are considered probable (i.e., the Company expects the

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

client to pay all amounts in full when invoiced). In making its determination of collectibility for revenue recognition purposes, the Company considers a number of factors depending upon the specific aspects of an arrangement.

For multiple-element arrangements that are not subject to a higher level of authoritative literature, the Company follows the guidelines of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), in determining the separate units of accounting. In particular, the Company’s multiple-element software arrangements, which are discussed in greater detail below, are not subject to the separation criteria of EITF 00-21. For those arrangements subject to the separation criteria of EITF 00-21, the Company accounts for each of the individual units of accounting as a separate and discrete earnings process considering, among other things, whether a delivered item has value to the client on a standalone basis. For such multiple-element arrangements, total revenue is allocated to the separate units of accounting based upon objective and reliable evidence of the fair value of the undelivered item. The determination of separate units of accounting, and the determination of objective and reliable evidence of fair value of the undelivered item, both require judgments to be made by the Company. The adoption of EITF 00-21 (effective for transactions entered into after June 30, 2003) has not had a significant impact on the Company’s accounting to date.

Processing and related services revenues are recognized as the services are performed. Processing fees are typically billed monthly based on the number of client’s customers served, ancillary services are typically billed on a per transaction basis, and customized print and mail services are billed on a usage basis.

Software license fees are recognized using the guidelines of: (i) American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”); (ii) SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); and (iii) SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). For software transactions that have multiple elements, such as software, maintenance and professional services, the Company allocates the contract value to the respective elements based on vendor-specific objective evidence (“VSOE”) of their individual fair values, determined in accordance with SOP 97-2. For those software transactions that have multiple elements for which the Company does not have VSOE of fair value on one or more of the delivered elements, the Company allocates the contract value to the respective elements based upon the residual method in accordance with SOP 98-9. Under the residual method, the undiscounted fair value of the undelivered elements is deferred and subsequently recognized as they are delivered. During 2003 and 2002, a substantial percentage of the Company’s software license arrangements were accounted for using the residual method in accordance with SOP 98-9.

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

The Company does not provide for rights of returns on its software sales. Payment terms on software arrangements vary depending upon several factors, including, among others, the size of the client, and the amount of fees included in the arrangement. For those software license arrangements that include multiple installments, all payments generally are due within one year from the date of delivery of the software. Software license arrangements with extended payment terms (e.g., arrangements in which software fees are not due within one year of the date of delivery of the software) are recognized as the fees become due and payable.

The Company’s arrangements may include projects for implementation services that involve significant production, modification or customization of the software being licensed. Accordingly, software license and professional services revenues related to these arrangements are recognized over the period the services are

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided under the percentage-of-completion (“POC”) method of accounting in conformity with: (i) SOP 97-2; (ii) Accounting Research Bulletin No. 45, “Long Term Construction Type Contracts” (“ARB 45”); and (iii) SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). Under the POC method of accounting, software license and professional services revenues are recognized as the services are performed. The Company typically uses hours performed on a project as the measure to determine the percentage of the work completed. The Company’s use of the POC method of accounting on a project requires estimates of the total project revenues, total project costs, and the expected efforts necessary to complete a project. Changes in estimates may result in revisions to the project-to-date revenue recognized in the period in which the revised estimates are determined. A number of internal and external factors can affect the Company’s estimates. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident.

For certain software transactions, the Company has agreed to “host” the software on Company-owned hardware. In accordance with EITF Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, these hosting arrangements are treated as a separate element of the software arrangement when the client has a contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is feasible for the client to either run the software on its own hardware or contract with another party unrelated to the Company to host the software.

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

Revenue from professional services billed on a time-and-materials basis is recognized as the services are performed and as amounts due from customers are deemed collectible and contractually non-refundable. Revenue from fixed price long-term contracts is recognized using the POC method of accounting (as described above) for individual contracts using hours performed on a project as the measure to determine the percentage of the work completed. In instances when the work performed on fixed price agreements is of relatively short duration, or if the Company is unable to make reasonably dependable estimates at the outset of the arrangement, the Company uses the completed contract method of accounting whereby revenue is recognized when the work is completed.

Deferred Revenue and Unbilled Accounts Receivable.    Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Revenue recognized prior to the scheduled billing date is recorded as unbilled accounts receivable. Deferred revenue as of December 31, broken out by source of revenue, was as follows (in thousands):

	2003	2002
Processing and related services	$6,888	$3,887
Software	5,017	2,854
Maintenance services	34,593	30,994
Professional services	9,427	9,766

Total	$55,925	$47,501

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Postage.    The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The Company has concluded that net treatment of these revenues is appropriate as the Company: (i) generally has little or no credit risk with regard to postage, as the Company requires postage deposits from its clients based on contractual arrangements prior to the mailing of customer statements; (ii) has no discretion over the supplier of postal delivery services; and (iii) is not the primary obligor in the postal delivery service. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the years ended December 31, 2003, 2002, and 2001 was $159.1 million, $139.6 million, and $120.1 million, respectively.

Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-term Investments and Other Financial Instruments.    The Company’s short-term investments at December 31, 2002 consisted of a certificate of deposit, with a market value and an original cost of approximately $1 million.

The Company classifies all of its short-term investments as “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments are stated at market value, with unrealized gains and losses on such securities included, net of the related income tax effect, in stockholders’ equity. For all short-term investments, unrealized losses that are considered “other than temporary” are recognized immediately in earnings. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of the investments.

The Company’s other balance sheet financial instruments as of December 31, 2003 and 2002 include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. The carrying amount of the Company’s long-term debt approximates fair value due to its variable interest rates. The Company does not utilize any derivative financial instruments for purposes of managing the market risks related to its financial instruments.

Concentrations of Credit Risk.    In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk are cash deposits, short-term investments and the Company’s accounts receivable. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. The Company places cash deposits with financial institutions it believes to be of sound financial condition. It is the Company’s intent to maintain a low-risk, liquid portfolio of short-term investments.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Historically, credit losses on accounts receivable have been predictable because of the concentration of revenues with a small number of large, established companies. The Kenan Business acquisition in early 2002 (Note 3) has changed the principal concentration of credit risk related to accounts receivable, as the Company has moved from having its primary clients being large, established cable television and satellite companies located in the U.S., to being a wide range of telecommunications service providers located throughout the world. The Company’s billed accounts receivable balance by geographic region (based on the location of the client) as of December 31 is as follows (in thousands):

	2003	2002
North America (principally the U.S.)	$101,156	$119,765
Europe, Middle East and Africa (principally Europe )	20,216	27,058
Asia Pacific	14,287	15,959
Central and South America	6,177	9,714

Total billed accounts receivable	141,836	172,496
Less allowance for doubtful accounts	(11,145)	(12,079)

Total billed accounts receivable, net of allowance	$130,691	$160,417

The Company does not require collateral or other security to support accounts receivable. The Company evaluates the credit worthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectibility assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. The Company uses various estimates and judgments in determining the adequacy of the allowance for doubtful accounts receivable. The activity in the Company’s allowance for doubtful accounts receivable for the years ended December 31 is as follows (in thousands):

	2003	2002	2001
Balance, beginning of year	$12,079	$6,310	$5,001
Additions (reductions) to expense	(524)	7,614	2,277
Reductions for receivables written off	(410)	(1,845)	(968)

Balance, end of year	$11,145	$12,079	$6,310

Property and Equipment.    Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Depreciation expense is computed using the straight-line method for financial reporting purposes. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation for income tax purposes is computed using accelerated methods.

Software.    The Company expends substantial amounts on research and development (“R&D”), particularly for new products or services, or for enhancements of existing products and services. For internal development of software products that are to be licensed by the Company, the Company follows SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. For development of software to be used internally (e.g., processing systems software), the Company follows SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“SOP 98-1”). SOP 98-1 requires that the cost of developing software for internal use be expensed prior to the application development stage. The determination of whether internal software R&D costs are subject to capitalization is, by its nature, highly subjective and involves various judgments.

Amortization of acquired software and capitalized internal software R&D costs begins when the products are available for general release to clients and is computed separately for each product generally on a straight- line basis over the estimated economic life of the product. Generally, an estimated life of three to five years is used in the calculation of amortization. The amortization of software is reflected in cost of software and maintenance in the accompanying Consolidated Statements of Operations.

Realizability of Long-Lived Assets.    The Company evaluates the recoverability of its long-lived assets, other than goodwill, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate that a possible impairment of these assets may have occurred. A long-lived asset is impaired if future undiscounted cash flows associated with that asset are insufficient to recover the carrying amount of the long-lived asset. If deemed impaired, the long-lived asset is written down to its fair value.

Goodwill and Other Intangible Assets.    The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in accounting for acquired goodwill and other intangible assets. Under SFAS 142, the Company ceased amortizing goodwill as of December 31, 2001, and never amortized goodwill that was acquired in business combinations for which the acquisition date was after June 30, 2001. Instead, goodwill is required to be tested for impairment on an annual basis, and is required to be evaluated for possible impairment on a more periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate a possible impairment may have occurred. Goodwill is considered impaired if the carrying value of the reporting unit which includes the goodwill is greater than the estimated fair value of the reporting unit. The adoption of SFAS 142 did not result in a material difference in goodwill amortization between periods, as amortization related to goodwill for the year ended December 31, 2001 was $0.6 million. As required by SFAS 142, the Company completed its initial assessment test of its goodwill balances as of the adoption date and concluded no impairment of goodwill recorded as of December 31, 2001 had occurred as of June 30, 2002. Under SFAS 142, separate intangible assets that have finite lives continue to be amortized over their estimated useful lives.

Restructuring Charges.    The 2003 restructuring charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which the Company adopted effective January 1, 2003, and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an Amendment of FASB Statement No. 5 and 43”. The 2002 restructuring charges were accounted for in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that the liability for costs associated with a restructuring activity be recognized when the liability is incurred. Under EITF 94-3, a liability for a restructuring activity was generally recognized at the date of the Company’s commitment to the restructuring plan.

Loss Contingencies.    The Company follows the guidelines of SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”) in determining the appropriate accounting and disclosures for the Company’s loss and gain contingencies. The Company accrues for a loss contingency when: (i) it is probable that an asset has been impaired, or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated. The determination of accounting for loss contingencies is subject to various estimates and judgments. The Company does not record the benefit from a gain contingency until the benefit is realized.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Common Share (“EPS”).    EPS has been computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is computed by dividing income available (loss attributable) to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Basic and diluted EPS are presented on the face of the Company’s Consolidated Statements of Operations. Diluted EPS is consistent with the calculation of basic EPS while considering the effect of potentially dilutive common shares outstanding during the period. Unvested shares of restricted stock are not included in the basic EPS calculation. The dilutive effect of the unvested shares of restricted stock and the stock appreciation right (Note 13) are included with the dilutive effect of common stock options in the table below.

No reconciliation of the EPS numerators is necessary as net income (loss) is used as the numerators for all periods presented. The reconciliation of the EPS denominators is included in the following table (in thousands). Because the Company was in a net loss position for the year ended December 31, 2003, potentially dilutive common shares of 302,000 (related to certain unvested shares of restricted stock and certain stock options) are excluded in calculating dilutive EPS, as their effect is antidilutive.

	Year Ended December 31
	2003	2002	2001
Basic weighted average common shares	51,432	52,116	52,891
Dilutive shares from common stock warrants	—	—	235
Dilutive shares from common stock options	—	409	1,513

Diluted weighted average common shares	51,432	52,525	54,639

For the years ended December 31, 2003, 2002, and 2001, common stock options of 1.5 million, 4.5 million, and 1.7 million shares, respectively, were excluded from the computation of diluted EPS as their effect was antidilutive, primarily because the exercise prices of these stock options were greater than the average market price of the common shares for the respective periods. In addition, for the year ended December 31, 2003, 1.4 million shares of unvested restricted stock were excluded from the computation of diluted EPS as their effect was antidilutive.

The diluted potential common shares related to the common stock warrants were included in the computation of diluted EPS through their excise date of February 2001.

Stock-Based Compensation.    During the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock-based awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the prospective method of transition as outlined in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure—An Amendment of FASB Statement No. 123” (“SFAS 148”). The adoption of SFAS 123 was effective as of January 1, 2003. Under the prospective method of transition, all stock-based awards granted, modified, or settled on or after January 1, 2003, are accounted for in accordance with SFAS 123. Stock-based awards granted prior to January 1, 2003, continue to be accounted for in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (“APB 25”), and follow the disclosure provisions of SFAS 123 and SFAS 148.

At December 31, 2003, the Company had five stock-based compensation plans (Note 13). The Company recorded stock-based compensation expense of $5.6 million, $1.4 million and zero, respectively, for the years ended December 31, 2003, 2002 and 2001. Approximately $1.1 million of the 2003 expense was directly attributed to the adoption of SFAS 123, with $0.6 million of this amount attributed to the first three quarters of 2003. See Note 14 for additional discussion of the 2003 quarterly impact of adopting SFAS 123.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Awards under the Company’s stock incentive plans generally vest over periods ranging from three to four years. Because the Company follows APB 25 for all stock-based awards granted prior to January 1, 2003, and the prospective method of transition under SFAS 148 for stock-based awards granted, modified, or settled on or after January 1, 2003, compensation expense recorded in the Company’s accompanying Consolidated Statements of Operations is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for the Company’s five stock-based compensation plans been based on the fair value at the grant dates for awards under those plans for all periods, consistent with the methodology of SFAS 123, the Company’s net income (loss) and net income (loss) per share available to common stockholders for the years ended December 31, 2003, 2002, and 2001 would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(26,277)	$44,618	$113,921
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,455	878	—
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(18,671)	(19,192)	(13,319)

Net income (loss), pro forma	$(41,493)	$26,304	$100,602

Net income (loss) per share:
Basic—as reported	$(0.51)	$0.86	$2.15
Basic—pro forma	(0.81)	0.50	1.90
Diluted—as reported	(0.51)	0.85	2.08
Diluted—pro forma	(0.81)	0.50	1.84

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions for options granted in the years ended December 31, 2003, 2002, and 2001, respectively: risk-free interest rates of 2.8%, 3.6%, and 4.8%; dividend yield of zero percent for all years; expected lives of 5.5 years, 5.6 years, and 5.3 years; and volatility of 60.0%, 60.0%, and 50.0%.

Comprehensive Income (Loss).    The components of comprehensive income (loss) are reflected in the accompanying Consolidated Statements of Stockholders’ Equity. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Reclassification.    Certain December 31, 2002 and 2001 amounts have been reclassified to conform to the December 31, 2003 presentation.

3.    Business Acquisitions

The Company followed the provisions of SFAS No. 141, “Business Combinations” in accounting for the following acquisitions.

Kenan Business Acquisition.

Description of the Acquisition.    On February 28, 2002, the Company closed on its agreement to acquire the billing and customer care assets of Lucent Technologies Inc. (“Lucent”). Lucent’s billing and customer care

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business consisted primarily of: (i) software products and related maintenance and consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; and (iii) elements of Lucent’s client support, product support, and sales and marketing organizations (collectively, the “Kenan Business”). The Kenan Business is a global provider of convergent billing and customer care software and services that enable telecommunications service providers to bill their customers for existing and next-generation services, including mobile, Internet, wireline telephony, cable television, and satellite. A significant percentage of the Kenan Business revenues are generated outside the U.S. The Company purchased the Kenan Business as a means to expand the marketing of its products and services internationally.

Allocation of Purchase Price.    The Company paid Lucent $250.9 million in cash for the Kenan Business and incurred $5.1 million in transaction costs resulting in a total purchase price of approximately $256 million. The determination of the estimated fair value of assets acquired and liabilities assumed in the Kenan Business acquisition required the use of significant judgment by the Company’s management. In establishing certain estimated fair values, the Company utilized the services of independent valuation experts. The following table summarizes the estimated fair values of the acquired assets acquired and assumed liabilities assumed (in thousands).

Current assets (primarily accounts receivable)	$62,700
Fixed assets (primarily computer equipment and leasehold improvements)	9,000
In-process purchased research and development	19,300
Acquired client contracts	6,000
Acquired software	46,600
Goodwill	195,300

Total assets acquired	338,900
Current liabilities	(74,900)
Non-current liabilities	(8,000)

Total liabilities assumed	(82,900)

Net assets acquired	$256,000

In-process purchased research and development (“IPRD”) represented research and development of software technologies, which had not reached technological feasibility and have no alternative future use as of the acquisition date. IPRD was expensed as of the close of the acquisition and consisted of projects related to significant enhancements to existing products, as well as the development of new products. The Company estimated the fair value of the Kenan Business IPRD projects, on a project-by-project basis, using an income approach. The risk-adjusted discount rates used in this estimation process ranged from 25% to 35%. As of December 31, 2003, substantially all of the IPRD projects have been completed, with one remaining project scheduled to be completed in the first quarter of 2004.

The acquired client contracts intangible asset represented the estimated value of client contracts that existed at the date of the Kenan Business acquisition, and was amortized on a straight-line basis over the twelve months ended February 28, 2003. The acquired software intangible assets represented the estimated value of the three primary developed technology products of the Kenan Business, and is being amortized on a straight-line basis over sixty months.

Goodwill represented the excess of the purchase price for the Kenan Business over the net of the amounts assigned to assets acquired and liabilities assumed. Approximately 20% of the Kenan Business goodwill has been allocated to foreign tax jurisdictions where the Company will not receive a local income tax benefit. However, the Company may realize an income tax benefit under U.S. tax laws with respect to the foreign allocated

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill. The Company has assigned 100% of the goodwill to the GSS Division operating segment (which includes the acquired Kenan Business).

Liabilities assumed consisted primarily of deferred revenue related to assumed service obligations, employee-related liabilities (e.g., accrued vacation and involuntary severance of Kenan Business employees terminated immediately upon closing of the acquisition), and a liability related to the costs (on a present value basis) of abandoning certain assumed facility leases. The deferred revenue amounts represented the estimated fair value of the obligations the Company assumed at the acquisition date to complete professional services contracts and software maintenance contracts. The rollforward of the liability for the abandonment of certain assumed facility leases from the acquisition date through December 31, 2003 has been combined with the Company’s other facility abandonment reserves in Note 8.

Kenan Business Acquisition-Related Expenses.    In conjunction with the Kenan Business acquisition, the Company incurred certain direct and incremental acquisition-related expenses. The Company completed the integration of the Kenan Business in 2002, and therefore, there were no similar expenses in 2003. The acquisition-related expenses for the year ended December 31, 2002 are presented below (in thousands).

In-process research and development	$19,300
Impairment of an existing intangible asset	1,906
Employee-related costs (primarily existing CSG employee redundancy costs)	3,931
Integration costs (e.g., legal, accounting, etc.)	4,367
All other	453

Total Kenan Business acquisition-related expenses	$29,957

The impairment of an existing intangible asset relates to a data mediation software asset, which was acquired by the Company in 1998. As part of the Kenan Business acquisition, the Company acquired data mediation software assets with superior technology, resulting in the impairment of the existing software asset.

The results of the Kenan Business’ operations from the date of acquisition (February 28, 2002) through December 31, 2002 have been included in the accompanying Consolidated Statement of Operations. Pro forma information on the Company’s results of operations for the years ended December 31, 2002 and 2001, assuming the acquisition of the Kenan Business had been completed as of the beginning of each year, is presented in the table below (in thousands, except for per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of 2001, nor is it necessarily indicative of future results.

	Year Ended December 31,
	2002	2001
	(Unaudited)
Total revenues	$638,799	$699,904
Net income	61,527	52,308
Diluted net income per common share:
Net income available to common stockholders	$1.17	$0.96
Weighted average common shares	52,525	54,639

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Business Acquisitions

ICMS Business Acquisition.    On August 30, 2002, the Company acquired certain intellectual property and client contracts associated with IBM’s Integrated Customer Management System (“ICMS”) customer care and billing solution for $10.4 million in cash, plus $0.4 million in acquisition costs. The ICMS platform is a standalone solution that offers customer care, provisioning, rating and billing and is based on the IBM eServer iSeries system. The Company acquired ICMS to increase its client base and further enhance its portfolio of solutions in support of the Company’s international growth strategy.

Davinci Business Acquisition.    On December 20, 2002, the Company acquired 100% of the common stock of Davinci Technologies Inc. (“Davinci”), a Toronto, Canada-based company, for $3.2 million in cash, plus $0.1 million in acquisition costs. The acquisition of Davinci gave the Company ownership of Davinci’s m-Care™ solution which has been integrated with the Company’s Kenan Business product suite to enhance its customer self-care and electronic bill presentment and payment features. The m-Care solution has been be re-named CSG™ Total Care. Based upon the amount of revenue that is associated with the CSG™ Total Care solution in 2004, 2005, and 2006, the sellers of Davinci are eligible to receive additional purchase price payments of up to $2.3 million. As of December 31, 2003, these additional purchase price payments have not been reflected in the Davinci purchase price. The contingent payments will be recorded as additional purchase price if and when the events associated with the contingencies occur.

plaNet Business Acquisition.    On September 18, 2001, the Company acquired 100% of the common stock of plaNet Consulting, Inc. (“plaNet”), a Delaware corporation, for $16.7 million in cash. The Company acquired plaNet primarily to obtain its assembled management and consulting workforce to expand the Company’s professional services capabilities.

Summary of Purchase Price Allocations.    The following table summarizes the estimated fair values of the acquired assets and assumed liabilities at the date of acquisitions for the above mentioned businesses (in thousands):

	ICMS	Davinci	plaNet
Current assets	$—	$800	$1,500
Property and equipment	—	200	400
Deferred income taxes	—	—	4,300
Acquired software and technology	5,700	2,550	—
Goodwill	7,100	—	12,200

Total assets acquired	12,800	3,550	18,400
Current liabilities	(2,000)	(300)	(1,700)

Net assets acquired	$10,800	$3,250	$16,700

The results of operations of for these acquisitions are included in the accompanying Consolidated Statements of Operations for the periods subsequent to their respective acquisition dates. Pro forma information on the Company’s results of operations for the years ended December 31, 2002 and 2001, to reflect these acquisitions is not presented as the results of operations during those periods are not material to the Company’s results of operations.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Comcast Arbitration

Arbitration Ruling.    The Company has been involved in various legal proceedings with its largest client, Comcast Corporation (“Comcast”) (formerly AT&T Broadband) since 2002, consisting principally of arbitration proceedings related to the Company’s 15-year exclusive contract (the “Master Subscriber Agreement”) with Comcast. In October 2003, the Company received a ruling in the arbitration between the Company and Comcast. A summary of the arbitration ruling is as follows:

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

Arbitration Award.    As stated above, the arbitration ruling included an award of $119.6 million to be paid by the Company to Comcast. The award was based on the arbitrator’s determination that the Company had violated the MFN clause of the Master Subscriber Agreement between the Company and Comcast. The Company recorded the impact from the arbitration ruling in the quarter ended September 30, 2003 as a charge to the Broadband Division’s revenue. As specified in the arbitration ruling, the $119.6 million was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Although the arbitration ruling did not segregate the award by revenue type, the Company estimates that $13.5 million of the $13.9 million attributable to the third quarter of 2003 can be attributed to processing revenues, and the remaining $0.4 million can be attributed to software maintenance fees. These amounts have been netted against the respective third quarter 2003 gross revenues (i.e., revenues prior to the arbitration award) in the Company’s presentation in the accompanying Consolidated Statements of Operations and the Company’s segment results in Note 5.

During the fourth quarter of 2003, the Company paid $94.4 million of the arbitration award, and the remaining $25.2 million was paid in January 2004, with all amounts paid with available corporate funds. The amount of the award accrued interest at eight (8) percent per annum from October 7, 2003 until paid, which resulted in approximately $1 million of interest expense being recorded in the fourth quarter of 2004. See Note 7 for additional discussions of the impact of the arbitration ruling on the Company’s credit agreement.

The Company’s insurance policies did not provide any relief towards the arbitration award. The Company expects to receive an income tax benefit of approximately $44 million (based on an estimated income tax rate of approximately 37%) for the $119.6 million arbitration award paid to Comcast through a reduction of 2003 income taxes otherwise payable and through the Company’s ability to carry back net operating losses to previous years.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As stated above, the arbitrator ruled that the Company maintains the exclusive rights to process the AT&T Broadband video and high-speed data customers acquired by Comcast. Prior to the arbitration ruling, the annual minimum financial commitments due from Comcast under the Master Subscriber Agreement were approximately $120 million. The arbitrator ruled that the minimum payment provision in the agreement between the parties is subject to the MFN clause. The effect of this ruling is that, while the Company maintains its exclusive right to process the Comcast customers previously owned by AT&T Broadband, the minimum financial obligation under the agreement is reduced to reflect the charges and fees under a contract with another client. However, as stated above, the arbitrator also ruled that if Comcast unilaterally terminates the Master Subscriber Agreement, it shall be liable to the Company under a contractual provision relating to consequential damages, for contract damages in the amount of $44 million. In the event of such termination, the Company would be required to provide Comcast with termination assistance for seven months. In accordance with the arbitrator’s ruling, the Company and Comcast executed an amendment to the Master Subscriber Agreement on November 12, 2003. The amendment specifies the fees and procedures associated with the seven months of termination assistance the Company will provide should either party terminate the contract, and also sets forth the manner in which Comcast would be entitled to obtain its customer data in a deconversion format.

The Company generates a significant percentage of its revenues under the Master Subscriber Agreement. There are inherent risks whenever a large percentage of total revenues is concentrated with one client. One such risk is that, should Comcast terminate the Master Subscriber Agreement in whole or in part for any of the reasons stated above, or significantly reduce the revenues expected to be generated under the Master Subscriber Agreement, it could have a material adverse effect on the Company’s financial condition and results of operations (including possible impairment of the intangible assets related to the Master Subscriber Agreement).

5.    Segment Reporting and Significant Concentrations

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

With the acquisition of the Kenan Business on February 28, 2002 (Note 3), the Company reorganized its business into two operating segments: the Broadband Division and the GSS Division. For comparative purposes, the Company’s segment information for the year ended December 31, 2001 has been restated to reflect the Company’s current reportable segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2 above.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Broadband Division.    The Broadband Division consists principally of the historical processing operations and related software products of the Company. Products and services from the Broadband Division made up approximately two-thirds of the Company’s total revenues in 2003 and 2002, and substantially all of the Company’s revenues in 2001. The Broadband Division generates a substantial percentage of its revenues by providing customer care and billing services to the U.S. and Canadian cable television and satellite industries through its core service bureau processing product, CCS. The Broadband Division sells its software products (e.g., ACSR, Workforce Express, etc.) and professional services principally to its existing base of processing clients to: (i) enhance the core functionality of its service bureau processing application; (ii) increase the efficiency and productivity of the clients’ operations; and (iii) allow clients to effectively roll out new products and services to new and existing markets, such as high-speed data/ISP, IP markets, and residential telephony.

The Broadband Division’s full suite of processing, software, and professional services allows clients to automate their customer care and billing functions. These functions include: (i) set-up and activation of customer accounts; (ii) sales support; (iii) order processing; (iv) invoice calculation; (v) production and mailing of invoices; (vi) management reporting; (vii) electronic presentment and payment of invoices; and (viii) deployment and management of the client’s field technicians.

As discussed in Note 4, the Broadband Division’s processing and maintenance revenues for 2003 have been reduced by the $119.6 million charge for the Comcast arbitration award recorded in the third quarter of 2003 and a reduction in revenue from Comcast in the fourth quarter of 2003 as a result of the arbitration ruling.

GSS Division.    The GSS Division consists of the Company’s stand-alone software products and related services, which principally includes the Kenan Business, and to a much lesser degree, the acquired ICMS, Davinci, and plaNet businesses. Products and services from the GSS Division made up approximately one-third of the Company’s total revenues in 2003 and 2002. Revenues related to the GSS Division in 2001 were insignificant. The majority of the Kenan Business revenues are generated from international operations. For 2003, approximately 78% of the GSS Division’s revenues were generated outside the U.S.

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

Segment Results.    Management evaluates the performance of the operating segments based on total revenues and contribution margin. Contribution margin is defined as segment operating revenues less segment operating expenses. There were no material inter-segment revenues for the periods presented below. Certain operating expenses managed at the corporate level (primarily facilities and other infrastructure support costs, stock-based compensation and management bonuses), which can be attributed to the operating segments, are allocated as an indirect expense charge to the operating segments. Any costs managed at the corporate level (e.g., marketing, legal, accounting, etc.), which are not attributable to the operating segments, are reflected as corporate

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

overhead costs. The Kenan Business acquisition-related expenses and restructuring charges are excluded from segment operating expenses. The Company does not allocate activities below the operating level to its reported operating segments. Management’s review of segment operating expenses focuses primarily on the functional expenses (e.g., wages, employee benefits, data processing costs, etc.). Additionally, the Company does not allocate specifically-identifiable assets (or capital additions thereto) to its operating segments, or manage those assets by segments.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s operating segment information and corporate overhead costs are presented below (in thousands). Information for the year ended December 31, 2001 has been restated to conform to the 2003 and 2002 presentation.

	Year Ended December 31, 2003
	Broadband Division	GSS Division	Corporate	Total
Processing revenues (Broadband Division inclusive in 2003 of $13,472 charge for arbitration ruling attributable to the third quarter of 2003) (2)	$338,936	$3,449	$—	$342,385
Software revenues	5,141	36,290	—	41,431
Maintenance revenues (Broadband Division inclusive in 2003 of $450 charge for arbitration ruling attributable to the third quarter of 2003) (2)	18,755	74,809	—	93,564
Professional services revenues	1,550	66,409	—	67,959

	364,382	180,957	—	545,339
Charge for arbitration ruling attributable to periods prior to July 1, 2003 (2)	(105,679)	—	—	(105,679)

Total revenues, net	258,703	180,957	—	439,660
Segment operating expenses (1)	211,103	190,166	66,102	467,371

Contribution margin (loss) (1)	$47,600	$(9,209)	$(66,102)	$(27,711)

Contribution margin (loss) percentage	18.4%	(5.1)%	N/A	(6.3)%

Amortization of investment in client contracts (3)	$6,437	$—	$—	$6,437
Depreciation and other amortization	9,643	19,456	3,685	32,784

Total depreciation and amortization	$16,080	$19,456	$3,685	$39,221

	Year Ended December 31, 2002
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$372,426	$607	$—	$373,033
Software revenues	24,233	44,143	—	68,376
Maintenance revenues	20,274	68,801	—	89,075
Professional services revenues	2,267	78,181	—	80,448

Total revenues	419,200	191,732	—	610,932
Segment operating expenses (1)	212,087	203,809	51,201	467,097

Contribution margin (loss) (1)	$207,113	$(12,077)	$(51,201)	$143,835

Contribution margin (loss) percentage	49.4%	(6.3)%	N/A	23.5%

Amortization of investment in client contracts (3)	$6,197	$—	$—	$6,197
Depreciation and other amortization	11,194	15,994	5,482	32,670

Total depreciation and amortization	$17,391	$15,994	$5,482	$38,867

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$339,258	$—	$—	$339,258
Software revenues	72,350	—	—	72,350
Maintenance revenues	15,808	—	—	15,808
Professional services revenues	46,374	3,118	—	49,492

Total revenues	473,790	3,118	—	476,908
Segment operating expenses	205,746	53,304	35,883	294,933

Contribution margin (loss)	$268,044	$(50,186)	$(35,883)	$181,975

Contribution margin (loss) percentage	56.6%	N/A	N/A	38.1%

Amortization of investment in client contracts (3)	$5,477	$—	$—	$5,477
Depreciation and other amortization	11,676	2,287	3,128	17,091

Total depreciation and amortization	$17,153	$2,287	$3,128	$22,568

(1)	The Company’s segment operating expenses and contribution margin (loss), determined in accordance with GAAP, exclude: (i) restructuring charges of: $11.9 million and $12.7 million, respectively, for the years ended December 31, 2003 and 2002; and (ii) Kenan Business acquisition-related expenses of $30.0 million for the year ended December 31, 2002.
(2)	The Company recorded the impact from the Comcast arbitration ruling in the third quarter ended September 30, 2003 as a charge to revenue. Based on the arbitrator’s ruling, the $119.6 million award was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003.
(3)	Amortization related to investments in client contracts has been reflected as a reduction in processing and related services revenues in the segment information presented above and in the accompanying Consolidated Statements of Operations.

Reconciling information between reportable segments contribution margin (loss) and the Company’s consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Segment contribution margin (loss)	$(27,711)	$143,835	$181,975
Restructuring charges	(11,850)	(12,721)	—
Kenan Business acquisition-related expenses	—	(29,957)	—

Operating income (loss)	(39,561)	101,157	181,975
Interest expense	(14,717)	(14,033)	(3,038)
Interest income and other	5,818	420	4,505

Income (loss) before income taxes	$(48,460)	$87,544	$183,442

Of the $11.9 million restructuring charges recorded in 2003, $2.1 million related to the Broadband Division, $9.5 million related to the GSS Division and $0.3 million related to Corporate. Of the $12.7 million restructuring charges recorded in 2002, $1.9 million related to the Broadband Division, $10.4 million related to the GSS Division and $0.4 million related to Corporate.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Regions.    The Company uses the location of the client as the basis of attributing revenues to individual countries. Financial information relating to the Company’s operations by geographic region is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Total Revenues:
North America (principally the U.S.)	$300,085	$459,224	$467,764
Europe, Middle East and Africa (principally Europe )	85,257	79,214	9,144
Asia Pacific	31,035	40,510	—
Central and South America	23,283	31,984	—

Total revenues	$439,660	$610,932	$476,908

For revenues generated outside North America, no single country accounts for more than 5% of the Company’s total revenues.

	As of December 31,
	2003	2002
Long-lived Assets (excludes intangible assets):
North America (principally the U.S.)	$33,235	$40,623
Europe, Middle East and Africa (principally Europe)	3,611	4,420
All other	1,372	1,399

Total long-lived assets	$38,218	$46,442

Significant Clients.    The Company’s largest client is Comcast. See Note 4 for additional discussion of the Company’s business relationship and contract with Comcast. During the years ended December 31, 2003, 2002, and 2001: (i) revenues from Comcast represented approximately 26%, 27%, and 54%, respectively, of total revenues; and (ii) revenues from Echostar Communications Corporation (“Echostar”) represented approximately 15%, 11%, and 10%, respectively, of our total revenues. For 2003, these percentages were calculated using the total net revenue base of $439.7 million (which includes the $105.7 million of the Comcast arbitration charge attributed to periods prior to July 1, 2003). The calculation of these percentages for Comcast and Echostar for 2003 using a revenue base of $545.3 million (which excludes the $105.7 million of the Comcast arbitration charge attributed to periods prior to July 1, 2003) would result in 21% and 12%, respectively. These two clients are included in the Broadband Division.

As of December 31, 2003 and 2002, net billed accounts receivable balances attributable to significant clients were: (i) 18% and 24%, respectively, attributable to Comcast; and (ii) 13% and 10%, respectively, attributable to Echostar Communications Corporation.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Long-Lived Assets

Property and Equipment.    Property and equipment at December 31 consists of the following (in thousands):

	Useful Lives (years)	2003	2002
Computer equipment	3	$52,481	$53,813
Leasehold improvements	5-10	16,733	15,908
Operating equipment	3-5	42,753	34,159
Furniture and equipment	8	15,105	14,915
Construction in process	—	675	1,670

		127,747	120,465
Less—accumulated depreciation		(89,529)	(74,023)

Property and equipment, net		$38,218	$46,442

Goodwill.    The Company does not have any intangible assets with indefinite lives other than goodwill. The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	Broadband Division	GSS Division	Consolidated
Balance as of January 1, 2002	$623	$12,838	$13,461
Goodwill acquired during year	—	202,349	202,349
Effects of changes in foreign currency exchange rates and other	—	4,255	4,255

Balance as of December 31, 2002	623	219,442	220,065
Adjustment to Kenan Business acquired assets and assumed liabilities	—	(2,493)	(2,493)
Effects of changes in foreign currency exchange rates and other	—	1,627	1,627

Balance as of December 31, 2003	$623	$218,576	$219,199

The Company performed its annual goodwill impairment test during the quarters ended September 30, 2003 and 2002, and concluded that no impairment of goodwill had occurred in either period.

Other Intangible Assets.    The Company’s intangible assets subject to amortization consist of client contracts and software. As of December 31, the carrying values of these assets were as follows (in thousands):

	2003			2002
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$108,431	$(50,973)	$57,458	$106,759	$(42,954)	$63,805
Software	100,737	(62,957)	37,780	99,060	(48,582)	50,478

Total	$209,168	$(113,930)	$95,238	$205,819	$(91,536)	$114,283

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Client contracts consist of both investments in client contracts and acquired client contracts. Investments in client contracts are principally incentives provided to new or existing clients to convert and process their customers on the Company’s customer care and billing systems. Investments in client contracts are amortized ratably over the lives of the respective contracts, which have termination dates that range from 2008 through 2012. The amortization of the investments in client contracts has been reflected as a reduction in processing and related services revenues in the accompanying Consolidated Statements of Operations, and for the years ended December 31, 2003, 2002, and 2001, was $6.4 million, $6.2 million, and $5.4 million, respectively.

Acquired client contracts represent assets acquired in the Kenan Business acquisition, which were amortized over their estimated useful life of one year (fully amortized as of February 28, 2003). The amortization of acquired client contracts is reflected in cost of software and maintenance in the accompanying Consolidated Statements of Operations, and for the years ended December 31, 2003 and 2002, was $1.1 million and $5.4 million, respectively.

The Company’s software intangible assets relate to software and similar intellectual property rights from various business acquisitions, which are being amortized over their estimated useful lives ranging from three years to five years. The amortization of software is reflected in cost of software and maintenance in the accompanying Consolidated Statements of Operations, and for the years ended December 31, 2003, 2002, and 2001 was $14.4 million, $8.5 million, and $1.9 million, respectively.

The Company expended $62.9 million, $73.7 million, and $52.2 million, respectively, for internal software R&D projects in the years ended December 31, 2003, 2002, and 2001. The Company did not capitalize any internal software R&D costs in the years ended December 31, 2003, 2002, or 2001 as the costs subject to capitalization during these periods were not material. The Company did not have any capitalized internal software R&D costs included in its December 31, 2003 or 2002 accompanying Consolidated Balance Sheets.

The aggregate amortization for client contracts and software for the years ended December 31, 2003, 2002, and 2001, was $21.9 million, $20.1 million, and $7.3 million, respectively. Based on the December 31, 2003 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2004—$20.5 million; 2005—$19.5 million; 2006—$16.4 million; 2007—$8.6 million; and 2008—$7.0 million.

Carrying Value of the GSS Division’s Intangible Assets.    As of December 31, 2003, there is $37.8 million in net intangible assets and $218.6 million of goodwill that is attributable to the GSS Division, which includes the assets from the Kenan Business, ICMS, Davinci, and plaNet acquisitions. Due to the poor economic conditions of the global telecommunications industry, and the resulting impacts this situation had on the GSS Division’s business, to include declining revenues, segment contribution losses, and the initiation of various cost reduction and restructuring programs since the acquisition of the Kenan Business in early 2002, the Company performed certain financial analyses (to include work by an outside valuation firm) during the second quarter of 2003 and concluded that based on such work, there had been no impairment of the GSS Division’s goodwill or its other long-lived assets.

As stated above, the Company performed its annual goodwill impairment test in the third quarter of 2003, and concluded that no impairment of the GSS Division’s goodwill had occurred at that time. The Company also concluded that no events or changes in circumstances had occurred during the fourth quarter of 2003 to warrant an impairment assessment of GSS Division’s goodwill and/or other long-lived intangible assets. The Company will continue to monitor the carrying value of these assets during the economic downturn in this industry sector.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the current economic conditions worsen and/or take longer to recover than anticipated, it is reasonably possible that a review for impairment of the goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Carrying Value of Broadband Division’s Intangible Assets.    As of December 31, 2003, the Broadband Division had intangible assets related to client contracts with a net carrying value of approximately $57 million. Of this amount, approximately $55 million relates to the Company’s Master Subscriber Agreement with Comcast. Due to the Comcast arbitration ruling (Note 4), the Company evaluated for impairment the intangible assets attributable to the Comcast Master Subscriber Agreement and concluded that, based upon such analysis, there has been no impairment of those long-lived assets as of December 31, 2003. The Company will continue to monitor the carrying value of these assets as it discusses with Comcast possible modifications to the Master Subscriber Agreement as a result of the arbitration ruling. Further, should Comcast terminate the Master Subscriber Agreement, the amortization of these intangible assets would be significantly accelerated.

7.    Debt

The Company’s debt at December 31 consists of the following (in thousands):

	2003	2002
2002 Credit Facility:
Tranche A term credit facility, due February 2007, interest at adjusted LIBOR plus 3.25% (weighted average rate of 4.43% at December 31, 2003)	$83,142	$107,325
Tranche B term credit facility, due February 2008, interest at adjusted LIBOR plus 3.50% (weighted average rate of 4.68% at December 31, 2003)	145,783	162,675
$40 million revolving credit facility, due February 2007, interest at adjusted LIBOR plus applicable margin	—	—

	228,925	270,000
Less-current portion	(45,137)	(16,370)

Long-term debt, net of current maturities	$183,788	$253,630

2002 Credit Facility.    On February 28, 2002, CSG Systems, Inc., a wholly-owned subsidiary of the Company, closed on a $400 million senior secured credit facility (the “2002 Credit Facility”) with a syndicate of banks, financial institutions and other entities (the “Bank Group”). The proceeds of the 2002 Credit Facility were used: (i) to fund the Kenan Business acquisition; (ii) pay acquisition-related fees and expenses; (iii) payoff existing indebtedness; and (iv) provide financing for general corporate purposes. On the closing date, the 2002 Credit Facility consisted of a $100 million, five-year revolving credit facility (the “Revolver”), a $125 million, five-year Tranche A Term Loan (“Tranche A”), and a $175 million, six-year Tranche B Term Loan (“Tranche B”). Upon closing of the Kenan Business acquisition, the entire amounts of Tranche A and Tranche B were drawn down. The 2002 Credit Facility is guaranteed by the Company and each of the Company’s direct and indirect domestic subsidiaries. In conjunction with the closing of the 2002 Credit Facility, the Company incurred financing costs totaling $10.4 million.

On December 5, 2003, the Company entered into the First Amendment to the 2002 Credit Facility (the “Amendment”). The Amendment was obtained primarily as the result of the impact the Comcast arbitration ruling (Note 4) had on the 2002 Credit Facility’s financial covenants. The major impacts of the Amendment were to: (i) waive any default or event of default that may have occurred prior to the Amendment, related to untrue representations or warranties solely to the extent such representations or warranties were untrue as a result of the arbitration ruling, (ii) exclude the arbitration award payments from consideration related to the Company’s

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compliance under the 2002 Credit Facility; (iii) increase the applicable margins on the Revolver, Tranche A and Tranche B by 75 basis points; (iv) reduce the amount available under the Revolver to $40 million and further limit the amounts available under the Revolver based upon CSG Systems, Inc.’s total cash on hand; (v) add and modify certain financial covenants; (vi) further limit the Company’s investments, acquisitions and capital expenditures; (vii) require the Company to make a prepayment on the 2002 Credit Facility of $30 million on or before July 30, 2004; and (viii) require the Company to provide notice of modifications to material processing agreements, and prohibit the Company from making certain modifications to the Company’s contract with Comcast. The Company considered the impact of these modifications in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and as a result, the Company determined that the Amendment was not an extinguishment of debt as defined therein. The fees paid to or on behalf of the Bank Group in connection with obtaining the Amendment, totaling approximately $1 million, were capitalized as deferred financing costs.

The 2002 Credit Facility has no prepayment penalties and requires mandatory prepayments if particular events occur, including: (i) certain sales or issuances of the Company’s Common Stock; (ii) the incurrence of certain indebtedness; (iii) the sale of assets except in the ordinary course of business; (iv) proceeds received as a result of the termination of material processing services contracts; and (v) the achievement of a certain level of excess cash flows (as defined in the 2002 Credit Facility). Except for the $30 million mandatory prepayment discussed in the previous paragraph, the Company was not subject to any mandatory prepayments as of December 31, 2003.

In May 2003, the Company made a $20 million voluntary prepayment on the 2002 Credit Facility, and in August 2003, the Company made an additional prepayment of $20 million. As a result of the voluntary prepayments and the Amendment, and assuming that 100% of the Tranche B Lenders elect to receive their pro-rata portion of the $30 million mandatory prepayment discussed above, the combined scheduled maturities of Tranche A and Tranche B are as follows (in thousands):

	2004	2005	2006	2007	2008	Total
Tranche A	$25,128	$25,051	$26,370	$6,593	$—	$83,142
Tranche B	20,009	1,294	1,293	92,471	30,716	145,783

Total payments	$45,137	$26,345	$27,663	$99,064	$30,716	$228,925

The interest rates for the Revolver and the two tranches of term loans are chosen at the option of the Company and are based on a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. Effective with the Amendment, the applicable margins are as follows:

	Base Rate	Adjusted LIBOR
Tranche A	2.00%	3.25%
Tranche B	2.25%	3.50%
Revolver	2.00%	3.25%

The Company believes the carrying amount of the Company’s long-term debt approximates its fair value due to the 2002 Credit Facility’s variable interest rate features.

The Company has historically selected LIBOR loans (as opposed to base rate loans) as the basis for determining its interest rates for its long-term debt, and the Company expects to continue to utilize LIBOR loans

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the foreseeable future. The Company has the option of selecting the length of time (ranging from one to twelve months) that it locks in the LIBOR contract rate. As of December 31, 2003, $224.6 million of the 2002 Credit Facility’s outstanding balance was in a six-month LIBOR contract at an adjusted LIBOR rate of 1.18% (for a combined rate of 4.43% for Tranche A and 4.68% for Tranche B) that is effective through March 31, 2004. The remaining outstanding balance of $4.3 million was in a six-month LIBOR contract at an adjusted LIBOR rate of 1.2125% (for a combined rate of 4.4625% for Tranche A and 4.7125% for Tranche B) that is effective through June 30, 2004. The weighted-average interest rates (adjusted LIBOR plus applicable margin) on Tranche A and Tranche B was 4.10% and 4.96% during 2003 and 2002, respectively. As of December 31, 2003, the Company does not have any derivative financial instruments to manage its interest rate risk from the variable rate features of the 2002 Credit Facility.

For an eleven-day period in May 2002, the Company had $5 million outstanding against the Revolver. During 2003, the Company had no borrowings under the Revolver. The Company pays a commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver, which rate is subject to reduction to 0.375% once the Company achieves a certain leverage ratio. The Company’s ability to borrow under the Revolver is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation and based upon the amount of CSG System, Inc.’s current cash balance. As of December 31, 2003, approximately $27 million of the Revolver was available to the Company.

The 2002 Credit Facility is collateralized by substantially all of the Company’s domestic tangible and intangible assets and the stock of the Company’s domestic subsidiaries. The 2002 Credit Facility requires maintenance of certain financial ratios, including: (i) a leverage ratio; (ii) an interest coverage ratio; and (iii) a fixed charge coverage ratio. As a result of the Amendment, for each fiscal quarter through the fourth quarter of 2004, the Company must also meet minimum adjusted EBITDA amounts (as defined in the Amendment). The 2002 Credit Facility contains other restrictive covenants, including limitations on: (i) additional indebtedness; (ii) cash dividends and other payments related to the Company’s capital stock; (iii) repurchases of the Company’s capital stock; (iv) capital expenditures and investments; (v) movement of funds between certain subsidiaries of the Company; and (vi) acquisitions and customer services agreement payments (as defined in the 2002 Credit Facility). The 2002 Credit Facility also requires that the assets and liabilities of CSG Systems, Inc. remain separate from the assets and liabilities of the remainder of the Company’s consolidated operations, including the maintenance of separate deposit and other bank accounts. As of December 31, 2003, the Company believes it is in compliance with these provisions of the 2002 Credit Facility, as amended.

Deferred Financing Costs.    As of December 31, 2003 and 2002, unamortized deferred financing costs were $7.3 million and $8.5 million, respectively. Deferred financing costs are amortized to interest expense over the related term of the credit agreement using a method that approximates the effective interest rate method. Interest expense for the years ended December 31, 2003, 2002, and 2001 includes amortization of deferred financing costs of $2.3 million, $1.8 million, and $0.4 million, respectively. The weighted-average interest rate on the Company’s debt borrowings, including amortization of deferred financing costs and commitment fees on the revolving credit facilities, for the years ended December 31, 2003, 2002, and 2001 was 5.3%, 5.9%, and 6.3%, respectively.

8.    Restructuring Charges

Cost Reduction Initiatives Related to Market Conditions.    Due to the economic decline in the global telecommunications industry, and the uncertainty in the timing and the extent of any economic turnaround within the industry, during 2003 and 2002, the Company implemented the following cost reduction initiatives:

•	During the third quarter of 2002, the cost reduction initiative consisted of: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	During the first quarter of 2003, the cost reduction initiative consisted of involuntary employee terminations of approximately 70 people (approximately 2% of the Company’s then current workforce). All of these involuntary employee terminations were completed by the end of the first quarter of 2003, and consisted principally of individuals within the GSS Division.

•	During the second and third quarters of 2003, the cost reduction initiative consisted principally of involuntary employee terminations of approximately 60 people (approximately 2% of the Company’s then current workforce). All of these involuntary employee terminations were completed by the end of the third quarter of 2003, and consisted principally of individuals within the GSS Division.

Cost Reduction Initiatives Related to the Comcast Arbitration Ruling.    In response to the expected reduction in revenues resulting from the Comcast arbitration ruling, during the fourth quarter of 2003, the Company implemented a cost reduction initiative which resulted in restructuring charges. The cost reduction initiative consisted of: (i) involuntary employee terminations from all areas of the Company of approximately 130 people (approximately 5% of the Company’s then current workforce), with the greatest percentage of these terminations occurring within the Broadband Division; (ii) a reduction of costs related to certain of the Company’s employee compensation and fringe benefit programs, to include a freeze in wages for 2004; (iii) limited hiring of new employees; (iv) movement of certain product support and/or software research and development functions to lower cost locales; and (v) a reduction in costs in several discretionary spending areas. The involuntary terminations were substantially completed by the end of 2003, with the remaining ones expected to be completed by the end of the first quarter of 2004. The involuntary termination benefits are expected to be substantially paid by the end of second quarter of 2004.

Restructuring Charges.    As a result of the cost reduction initiatives, during the years ended December 31, 2003 and 2002, the Company recorded restructuring charges of $11.9 million and $12.7 million, respectively. The restructuring costs have been reflected as a separate line item on the accompanying Consolidated Statements of Operations. The components of the 2003 and 2002 restructuring charges are as follows (in thousands):

	Year Ended December 31,
	2003	2002
Involuntary employee terminations	$7,630	$5,810
Facilities abandonments	4,195	6,897
All other	25	14

Total restructuring charges	$11,850	$12,721

The involuntary employee terminations component of the restructuring charges relates primarily to severance payments and job placement assistance for those terminated employees. The facilities abandonment component of the restructuring charges relates to office facilities that are under long-term lease agreements that the Company has abandoned. The facilities abandonment charge is equal to the present value of the future costs associated with those abandoned facilities, net of the estimated proceeds from any future sublease agreements. The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from any future sublease agreements. The Company will continue to evaluate its estimates used in recording the facilities abandonment charge. As a result, there may be additional charges or reversals in the future related to the facilities that had been abandoned as of December 31, 2003.

Restructuring Reserves.    The activity in the business restructuring reserves during 2003 and 2002, to include the liability the Company assumed in the Kenan Business acquisition related to the abandonment of certain assumed facility leases (Note 3), is as follows (in thousands):

	Termination Benefits	Facilities Abandonments	Other	Total
December 31, 2001, balance	$—	$—	$—	$—
Abandonment reserve established in the Kenan Business acquisition	—	10,466	—	10,466
Charged to expense during year	5,810	6,897	14	12,721
Cash payments	(5,570)	—	(14)	(5,584)
Amortization of liability for abandonment of facilities	—	(1,968)	—	(1,968)
Other	—	178	—	178

December 31, 2002, balance	240	15,573	—	15,813
Charged to expense during year	7,630	4,195	25	11,850
Cash payments	(5,752)	(287)	(25)	(6,064)
Amortization of liability for abandonment of facilities	—	(6,807)	—	(6,807)
Other	—	447	—	447

December 31, 2003, balance	$2,118	$13,121	$—	$15,239

Of the $15.2 million business restructuring reserve as of December 31, 2003, $8.7 million was included in current liabilities and $6.5 million was included in non-current liabilities.

9.    Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Tax provisions and credits are recorded at statutory rates for taxable items included in the accompanying Consolidated Statements of Operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities.

The components of net income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$(85,744)	$79,934	$185,186
Foreign	37,284	7,610	(1,744)

	$(48,460)	$87,544	$183,442

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$(33,323)	$33,641	$53,662
State	(2,935)	6,147	7,023
Foreign	13,143	3,960	44

	(23,115)	43,748	60,729

Deferred:
Federal	9,174	(1,194)	7,775
State	(2,704)	(257)	1,017
Foreign	(5,538)	629	—

	932	(822)	8,792

Total income tax provision (benefit)	$(22,183)	$42,926	$69,521

As a result of the Company’s domestic net operating loss (“NOL”) position for the year ended December 31, 2003, the Company recorded an income tax receivable of $35.1 million as of December 31, 2003, which results from the Company’s ability to claim a refund for 2003 income taxes already paid, and from the Company’s ability to carry back its NOL to prior years.

Income tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced income taxes payable by approximately zero, $0.4 million, and $13.1 million, respectively, for the years ended December 31, 2003, 2002, and 2001. Such benefits were recorded as an increase to additional paid-in capital and are included in net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows.

The difference between the income tax provision (benefit) computed at the statutory federal income tax rate and the financial statement provision (benefit) for income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Provision (benefit) at federal rate of 35%	$(16,961)	$30,662	$64,198
State income taxes	(3,665)	3,815	5,272
Research and development credits	(3,035)	(1,181)	(1,141)
Impact of foreign operations	2,774	8,649	4
Resolution of certain income tax contingencies	(1,650)	—	—
Other	354	981	1,188

	$(22,183)	$42,926	$69,521

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the expected utilization of tax net operating loss carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred income tax assets as of December 31 are attributable to the following (in thousands):

	2003	2002
Current deferred tax assets:
Accrued expenses and reserves	$9,134	$8,355

Noncurrent deferred tax assets (liabilities):
Purchased research and development	$30,483	$34,116
Software	6,824	7,094
Client contracts and related intangibles	9,231	(9,522)
Noncompete agreements	4,347	5,027
Net operating loss carryforwards	5,260	2,986
Property and equipment	(2,129)	(1,804)
Stock-based compensation	1,662	(195)
Goodwill	(2,531)	(1,349)
Other	1,391	883

	54,538	37,236
Valuation allowance	(1,211)	(73)

	53,327	37,163

Net deferred tax assets	$62,461	$45,518

As of December 31, 2003, the Company’s net deferred income tax assets of $62.5 million were related primarily to its domestic operations. The Company continues to believe that it is more likely than not that sufficient taxable income will be generated in the future to realize the benefit of these deferred tax assets.

Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of certain earnings of foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be indefinitely reinvested. As of December 31, 2003, the undistributed earnings of the foreign subsidiaries amounted to $4.5 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of income taxes that may be payable on the eventual remittance of these earnings.

The Company has an acquired NOL carryforward of $6.9 million as of December 31, 2003, which will begin to expire in 2017 and can be utilized through 2022. This NOL carryforward is attributable to the pre-acquisition periods of an acquired subsidiary. The utilization of this NOL carryforward may be limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. The Company has state NOL carryforwards of $64.3 million, which will expire beginning in 2008 and ending in 2023. The Company also has a Canadian NOL carryforward of $2.2 million, which will expire in 2010. The $1.2 million valuation allowance is attributable to the deferred tax assets of a Canadian subsidiary.

In the fourth quarter of 2003, the Company concluded on the tax treatment of common stock warrants the Company issued in 1997 and that were exercised in late 2000 and early 2001 (Note 12). As a result, the Company recorded a $17.1 million increase in deferred tax assets related to client contracts, a $5.3 million reduction in income taxes payable, and an increase of $22.4 million to additional paid-in capital.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Employee Retirement Benefit Plans

Defined Contribution-Type Plans.    The Company sponsors a defined contribution plan covering substantially all U.S.-based employees of the Company. Participants may contribute up to 25% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. The Company makes certain matching and service-related contributions to the plan. The Company’s matching and service-related contributions for the years ended December 31, 2003, 2002, and 2001, were $8.2 million, $9.9 million, and $5.6 million, respectively. The Company also sponsors defined contribution-type plans for certain of its non-U.S.-based employees. The Company’s voluntary contributions to these plans for the years ended December 31, 2003, 2002, and 2001 were $1.4 million, $1.2 million, and zero, respectively.

Deferred Compensation Plan.    The Company has a non-qualified deferred compensation plan for certain key U.S.-based executives which allows the participants to defer a portion of their annual compensation. The Company provides a 25% matching contribution of the participant’s deferral, up to a maximum contribution of $6,250 per year, plus a return on the deferred account balance attributable to the individual participants. As of December 31, 2003 and 2002, the Company has recorded a liability for this obligation of $3.5 million and $2.3 million, respectively. The Company’s expense for this plan for the years ended December 31, 2003, 2002, and 2001, was $1.5 million, $0.6 million, and $0.6 million, respectively. The plan is unfunded.

11.    Commitments, Guarantees and Contingencies

Operating Leases.    The Company leases certain office and production facilities and other equipment under operating leases that run through 2015. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Future aggregate minimum lease payments under these agreements for the years ending December 31 are as follows: 2004—$22.7 million, 2005—$19.8 million, 2006—$14.6 million, 2007—$11.5 million, 2008—$9.8 million, and thereafter—$31.3 million. The total minimum lease payments to be received in the future under noncancelable subleases as of December 31, 2003 totaled $5.2 million. Total rent expense for the years ended December 31, 2003, 2002, and 2001 was $24.3 million, $29.0 million, and $10.6 million, respectively.

Service Agreements.    The Company’s Broadband Division outsources to First Data Corporation (“FDC”) the data processing and related computer services required for the operation of its processing services and certain related products. The CCS proprietary software is run in FDC’s facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for the Company to provide these services internally. The Broadband Division’s clients are connected to the FDC facility through a combination of private and commercially-provided networks. The Company also contracts with FDC for computer floor space on which the Company maintains certain open systems hardware, used primarily to support CCS related products and internal administrative systems. In August 2003, the Company extended its service agreement with FDC through June 30, 2008. The service agreement was previously scheduled to expire in June 2005, and is cancelable only for cause, as defined in the agreement. Under the service agreement, the Company is charged a base fee plus a variable fee based on usage and/or actual costs. The total amount paid under the FDC service agreement for the years ended December 31, 2003, 2002, and 2001, was $37.2 million, $33.3 million, and $28.1 million, respectively. The Company believes it could obtain data processing and related computer services from alternative sources, if necessary.

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contingent Consideration.    Contingent consideration represents an arrangement to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. As of December 31, 2003 and 2002, the Davinci purchase agreement was the Company’s only arrangement that included contingent consideration. During 2003, the Company accrued $0.8 million related to contingent consideration under the Davinci purchase agreement related to the successful integration of Davinci’s CSG™ Total Care solution with CSG Kenan/BP. This contingent consideration was paid in January 2004. Based upon the achievement of specified amounts of Company revenue that is associated with the CSG™ Total Care solution in 2004, 2005, and 2006, the sellers of Davinci are eligible to receive additional purchase price payments of up to $2.3 million.

Claims for Company Non-performance.    The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company. As of December 31, 2003, the Company believes it had adequate reserves to cover any exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients.

Legal Proceedings.    From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any material pending or threatened legal proceedings.

12.    Stockholders’ Equity

Common Stock Warrants.    As of December 31, 1999, the Company had three million Common Stock Warrants (the “Warrants”) outstanding. The Warrants were issued as part of the consideration for the Master Subscriber Agreement and the software technology assets purchased from TCI in 1997, and were held by AT&T Broadband as the successor of TCI until they were exercised. During the fourth quarter of 2000, Warrants to purchase one million shares of the Company’s Common Stock were exercised at $12.00 per share, for a total exercise price of $12 million. Immediately following the exercise of the Warrants, the Company repurchased the one million shares at $47.42 per share (an average of the closing price for the five-day trading period ended October 26, 2000) for a total repurchase price of $47.4 million, pursuant to the Company’s stock repurchase program. As a result, the net cash outlay for this transaction was $35.4 million, which was paid by the Company with available corporate funds.

During the first quarter of 2001, Warrants to purchase two million shares of the Company’s Common Stock were exercised at $12.00 per share, for a total exercise price of $24 million. Immediately following the exercise of the Warrants, the Company repurchased the two million shares at $37.00 per share (approximates the closing price on February 28, 2001) for a total repurchase price of $74 million, pursuant to the Company’s stock repurchase program. As a result, the net cash paid for this transaction was $50 million, which was paid by the Company in March 2001 with available corporate funds. After this transaction, AT&T Broadband no longer had any warrants or other rights to purchase the Company’s Common Stock.

Stock Repurchase Program.    In August 1999, the Company’s Board of Directors approved a stock repurchase program which authorized the Company to purchase up to a total of five million shares of its

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of ten million shares. The shares repurchased under the program (including the shares repurchased in conjunction with the Warrant exercises discussed above) are as follows (in thousands, except per share amounts):

	2003	2002	2001	2000	1999	Total
Shares repurchased	—	1,573	3,020	1,090	656	6,339
Total amount paid	—	$18,920	$109,460	$51,088	$20,242	$199,710
Weighted-average price per share	—	$12.02	$36.25	$46.87	$30.88	$31.51

At December 31, 2003, the total remaining number of shares available for repurchase under the program totaled 3.7 million shares. The Company’s 2002 Credit Facility, as amended, restricts the amount of Common Stock that can be repurchased under this program. The Company’s current leverage ratio is such that no additional shares can be repurchased under the program at this time.

The repurchased shares are intended to be held as treasury shares, and possibly used (at the Company’s discretion) to fulfill issuances of Common Stock under the Company’s various equity compensation plans.

13.    Equity Compensation Plans

Stock Incentive Plans.

Summary of Stock Incentive Plans.    As of December 31, 2003, the Company has four stock incentive plans, as summarized below. The shares available under the 1995 Plan and the 1997 Plan have been reserved for issuance to eligible employees and non-employee directors of the Company in the form of stock options. The shares available under the 1996 Plan and the 2001 Plan have been reserved for issuance to eligible employees of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. The Company adopted the 1995 Plan, the 1996 Plan, and the 1997 Director Plan upon stockholder approval. The 2001 Plan was adopted without stockholder approval. Shares under the 2001 Plan may be granted to key employees of the Company or its subsidiaries who are not: (i) officers or directors of the Company; (ii) “covered employees” of the Company for purposes of Section 162(m) of the Internal Revenue Code; or (iii) persons subject to Section 16 of the Securities Exchange Act of 1934.

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1995 Plan	514,000	131,600
1996 Plan	11,000,000	5,251,472
1997 Director Plan	450,000	37,900

Total stockholder approved	11,964,000	5,420,972
2001 Plan	3,000,000	385,599

Total	14,964,000	5,806,571

Restricted Stock.    During 2003 and 2002, the Company granted 1,904,119 shares and 444,582 shares of restricted stock (total of 2,348,701 shares), with a weighted-average value of $19.68 per share and $11.96 per share, respectively. The shares typically vest over three to four years. Certain shares of the restricted stock become fully vested upon a change in control of the Company, and certain shares have other acceleration of vesting provisions related to death, retirement or termination of the respective employee. As of December 31, 2003, 2,154,923 shares of the restricted stock were unvested. There are no restrictions on these shares other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions).

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restricted stock grants is as follows.

August 2002 Exchange

In August 2002, the Company cancelled options for 2,475,000 shares of the Company’s Common Stock held by key members of management (primarily members of executive management) in exchange for 715,415 shares of restricted stock, of which 444,582 shares were issued in August 2002 and the remaining 270,833 shares issued in January 2003. The cancelled stock options in excess of the number of shares of restricted stock granted, or 1,759,585 shares, were returned to the pool of authorized shares available for future awards.

The Company issued 444,582 shares of treasury stock to fulfill the restricted stock grants in August 2002, as opposed to issuing new shares. The difference between the carrying value of the shares of treasury stock issued of $13.8 million (weighted-average price per share of $31.11) and the amount of deferred employee compensation recorded of $5.3 million, or $8.5 million, was recorded in 2002 as a reduction to accumulated earnings.

As discussed below, the Company issued the remaining 270,833 restricted stock shares in January 2003. Until these shares were issued, a provision within an employment agreement which provided for a certain contingent cash bonus right to a key member of management remained in effect. The bonus right granted in the agreement had attributes similar to a stock appreciation right expected to be settled in the Company’s stock, and as a result, the Company accounted for this agreement as a variable stock award until the 270,833 shares were issued in January 2003.

January 2003 Grants

In January 2003, the Company granted 480,000 shares of restricted stock at no cost to a key member of management, with 270,833 shares related to the stock options cancelled in August 2002, as discussed above. The 270,833 shares vest in equal installments on January 2, 2005, 2006, and 2007. The remaining 209,167 shares vest 25% annually over the four years from the date of the grant.

The Company issued 480,000 shares of treasury stock to fulfill the restricted stock grants, as opposed to issuing new shares. The difference between the carrying value of the shares of treasury stock issued of $14.9 million (weighted-average price per share of $31.11) and the amount of deferred and accrued employee compensation recorded of $3.7 million (weighted-average price of $13.65 per share), or $11.2 million, was recorded as a reduction to accumulated earnings.

December 2003 Exchange Program.

In December 2003, the Company completed a tender offer to exchange certain outstanding stock options held by employees for restricted stock. The Company accepted for exchange and cancelled outstanding options to purchase 3,617,335 shares of common stock, and in exchange for such cancelled options, issued 1,214,119 shares of restricted stock. The restricted stock vests annually over three years. Senior executive officers of the Company and non-employee Directors were not eligible to participate in the exchange program. The cancelled stock options in excess of the number of shares of restricted stock granted, or 2,403,216 shares, were returned to the pool of authorized shares available for future awards. The Company issued new shares for this award.

The Company accounted for the exchange as a stock option modification and restricted stock grant under the fair value method in accordance with SFAS 123. The total deferred compensation related to the restricted stock granted was $29.5 million (weighted average price of $24.30 per share). This equals the unamortized SFAS 123 deferred compensation related to the stock options, plus the fair value of the restricted stock in excess of the fair value of the stock options exchanged.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 2003 Grants

In December 2003, the Company granted 210,000 shares of restricted stock at no cost to certain employees, which will vest annually over four years. The Company issued new shares for this award.

Stock Options.    Stock options are granted with an exercise price equal to the fair market value of the Company’s Common Stock as of the date of the grant. Generally, options granted under the plans vest over four years and have a maximum term of ten years. Certain stock options become fully vested upon a change in control of the Company. A summary of the stock options issued under the Company’s stock incentive plans, and changes during the years ending December 31, are as follows:

	Year Ended December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	6,539,059	$29.04	6,882,410	$34.02	5,745,113	$26.58
Granted	613,850	10.09	3,054,021	25.15	2,735,279	41.73
Exercised	(40,850)	8.69	(80,425)	14.48	(1,194,328)	16.41
Forfeited/cancelled	(4,082,931)	35.08	(3,316,947)	36.15	(403,654)	32.41

Outstanding, end of year	3,029,128	$17.33	6,539,059	$29.04	6,882,410	$34.02

Options exercisable at year end	1,390,705	$20.55	2,423,737	$27.44	1,426,155	$22.45

Weighted average fair value of options granted during the year		$5.60		$12.82		$21.02

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.63-$11.06	883,147	6.5	$9.01	380,982	$8.62
$11.53-$23.44	1,583,847	7.6	14.28	663,858	16.91
$23.59-$29.94	82,025	7.6	25.72	31,210	25.94
$30.25-$39.81	266,009	5.5	35.78	157,280	36.40
$40.13-$49.75	171,600	6.3	46.83	127,875	46.74
$50.25-$62.33	42,500	5.7	53.27	29,500	52.93

$ 0.63-$62.33	3,029,128	7.0	$17.33	1,390,705	$20.55

Modifications to Stock Based Awards.    During the first quarter of 2004, the Company modified the terms of approximately 406,000 shares of unvested restricted stock, and 116,000 unvested stock options held by key members of management (members other than executive management) to include a provision which allows for full vesting of the stock-based awards upon a change in control of the Company. Unless such an event occurs, the stock-based awards will continue to vest as set forth in the original terms of the agreements.

Compensation Expense.    The Company recorded stock-based compensation expense of $5.6 million, $1.4 million, and zero, respectively, for the years ended December 31, 2003, 2002, and 2001. For the years ended December 31, 2003 and 2002, approximately 94% and 100%, respectively, of the stock-based compensation expense is included in the selling, general and administrative expense caption in the accompanying Consolidated Statements of Operations.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred employee compensation related to the Company’s stock-based awards accounted for under APB 25 as of December 31, 2003 and 2002, as reflected in the accompanying Consolidated Balance Sheets is $4.5 million and $3.9 million, respectively. Deferred compensation expense related to stock-based awards accounted for under SFAS 123 as of December 31, 2003 was $34.9 million. This amount is not reflected in the Company’s accompanying Consolidated Balance Sheets. The Company recognizes deferred employee compensation for its stock-based awards on a straight-line basis over the vesting period of the underlying award. The total deferred employee compensation of $39.4 million as of December 31, 2003 is expected to be recognized to expense in each of the succeeding fiscal years as follows (assuming 100% vesting): 2004—$14.9 million; 2005—$13.0 million; 2006—$10.7 million; and 2007—$0.8 million.

1996 Employee Stock Purchase Plan.

As of December 31, 2003, the Company had employee stock purchase plan whereby 458,043 shares of the Company’s Common Stock have been reserved for sale to its employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During the years ended December 31, 2003, 2002, and 2001, 129,995, 111,061, and 35,481 shares, respectively, were purchased under the plan for $1.3 million ($7.37 to $13.22 per share), $1.6 million ($9.27 to $31.54 per share), and $1.3 million ($26.31 to $51.23 per share), respectively. As of December 31, 2003, 75,935 number of shares remain eligible for purchase under the plan.

14.    Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2003 (1):
Total revenues	$141,932	$142,361	$25,510	$129,857
Gross margin (loss) (exclusive of depreciation)	70,948	74,736	(46,337)	62,458
Operating income (loss)(2)(3)	17,856	20,303	(94,078)	16,358
Income (loss) before income taxes(3)	14,656	19,707	(96,235)	13,412
Income tax (provision) benefit(4)	(5,949)	(7,988)	42,461	(6,341)
Net income (loss) available to common stockholders	8,707	11,719	(53,774)	7,071
Net income (loss) available to common stockholders per share:
Basic	0.17	0.23	(1.05)	0.14
Diluted	0.17	0.23	(1.05)	0.14

2002 (5):
Total revenues	$130,375	$169,738	$155,614	$155,205
Gross margin (exclusive of depreciation)	78,958	100,960	85,025	82,997
Operating income(6)(7)	12,699	37,817	17,241	33,400
Income before income taxes(6)(7)	11,717	32,810	12,840	30,177
Income tax provision(8)	(9,254)	(13,562)	(6,990)	(13,120)
Net income available to common stockholders	2,463	19,248	5,850	17,057
Net income available to common stockholders per share:
Basic	0.05	0.37	0.11	0.33
Diluted	0.05	0.36	0.11	0.33

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The third quarter of 2003 includes a $119.6 million charge to revenue related to the Comcast arbitration ruling. This resulted in the Company recording an income tax benefit of $42.5 million in the third quarter of 2003. Due to the arbitration ruling, the Company’s fourth quarter revenues from Comcast decreased by approximately $13 million. See Note 4.
(2)	The Company adopted SFAS 123 during the fourth quarter of 2003, which was effective as of January 1, 2003. As a result, the Company has restated its quarterly financial statements for the first three quarters of 2003. The impact of this restatement is additional stock-based compensation expense of $0.1 million, $0.2 million, and $0.3 million in the first, second, and third quarters of 2003, respectively.
(3)	Beginning with the first quarter through the fourth quarter of 2003, the quarterly results of operations included restructuring charges of $3.2 million, $1.0 million, $3.5 million, and $4.2 million (total of $11.9 million). See Note 8.
(4)	The overall effective income tax rate was approximately 46% for 2003. In the first two quarters of 2003, the effective income tax rate was approximately 40% in each quarter, and for the third and fourth quarters of 2003, the effective income tax rates were 44% and 47%, respectively. The rates were higher in the last quarter quarters of 2003 due to the impact of the Comcast arbitration charge and other factors.
(5)	The results of the Kenan Business operations from the date of the acquisition (February 28, 2002) through December 31, 2002 are included in the Company’s consolidated results of operations. See Note 3.
(6)	Beginning with the first quarter through the fourth quarter of 2002, the quarterly results of operations included Kenan Business acquisition-related expenses of $23.8 million, $3.6 million, $2.1 million, and $0.5 million (total of $30.0 million). See Note 3.
(7)	The third and fourth quarters of 2002 included restructuring charges of $12.0 million and $0.7 million, respectively (total of $12.7 million). See Note 8.
(8)	The overall effective income tax rate was approximately 49% for 2002. The effective income tax rate was approximately 79%, 41%, 54%, and 43% in the first through the fourth quarters of 2002, respectively. The fluctuation in rates between quarters was primarily due to the impact of the Kenan Business acquisition and other factors.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures

As required by Rule 13a-15(b), our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined by Rule 13a-15(f), to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART III

Item 10.    Directors and Executive Officers of the Registrant

See the Proxy Statement for our 2004 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned “Executive Officers of the Registrant” included in Part I of this Form 10-K.

Item 11.    Executive Compensation

See the Proxy Statement for our 2004 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

See the Proxy Statement for our 2004 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters”, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

See the Proxy Statement for our Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

See the Proxy Statement for our Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements, Financial Statement Schedules, and Exhibits:

(1)    Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 49.

(2)    Financial Statement Schedules:

None. Any information required in the Financial Statement Schedules is provided in sufficient detail in our Consolidated Financial Statements and notes thereto.

(3)    Exhibits

Exhibits are listed in the Exhibit Index on page 93.

The Exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601(10)(iii) of Regulation S-K.

(b)    Reports on Form 8-K

•	Form 8-K dated November 18, 2003 under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated November 18, 3003. The press release announced that CSG has begun a voluntary stock option exchange program for eligible CSG employees.

•	Form 8-K dated November 18, 2003 under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated November 18, 3003. The press release announced revised financial guidance for the full-year 2004 to include the impact of the voluntary stock option exchange program for eligible employees.

•	Form 8-K dated December 8, 2003 under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated December 8, 3003. The press release announced that CSG has received an amendment related to its current credit agreement.

•	Form 8-K dated December 10, 2003 under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated December 10, 3003. The press release announced that CSG has adopted the fair value method of accounting for stock-based awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, using the prospective method of transition as outlined in SFAS No. 148.

•	Form 8-K dated December 19, 2003 under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated December 19, 3003. The press release announced the successful completion of CSG’s exchange program for certain outstanding stock options held by CSG employees.

•	Form 8-K dated January 27, 2004, under Item 12, Results of Operations and Financial Condition, was filed with the Securities and Exchange Commission which included a press release dated January 27, 2004. The press release announced CSG’s fourth quarter earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSG SYSTEMS INTERNATIONAL, INC.

By:	/s/ NEAL C. HANSEN
Neal C. Hansen
Chief Executive Officer (Principal Executive Officer)

Date:	March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ NEAL C. HANSEN Neal C. Hansen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ JOHN P. POGGE John P. Pogge	President, Chief Operating Officer and Director	March 12, 2004

/s/ PETER E. KALAN Peter E. Kalan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ RANDY R. WIESE Randy R. Wiese	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2004

/s/ GEORGE F. HADDIX George F. Haddix	Director	March 12, 2004

/s/ JANICE I. OBUCHOWSKI Janice I. Obuchowski	Director	March 12, 2004

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Director	March 12, 2004

/s/ DONALD V. SMITH Donald V. Smith	Director	March 12, 2004

/s/ FRANK V. SICA Frank V. Sica	Director	March 12, 2004

EXHIBIT INDEX

Exhibit Number	Description

2.19(3)*	Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation dated August 10, 1997

2.19A(5)*	Second Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated January 9, 1998

2.19B(6)*	First Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated June 29, 1998

2.19C(7)	Sixth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated July 22, 1998

2.19D(7)*	Seventh Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 8, 1998

2.19E(7)	Eighth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 25, 1998

2.19F(7)*	Eleventh Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 30, 1998

2.19G(8)*	Fifth, Ninth, Tenth, Thirteenth, Fourteenth, Seventeenth and Nineteenth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19H(9)*	Fourth and Twenty-Second Amendments and Schedule L to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19I(10)*	Twenty-Third, Twenty-Fourth, Twenty-Fifth, Twenty-Seventh, Twenty-Eighth, Thirtieth, Thirty-Fourth Amendments and Schedule Q to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19J(11)*	Thirty-Sixth and Thirty-Eighth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19K(12)*	Fifteenth, Twenty-Ninth, Forty-First and Forty-Third Amendments and Schedules I and X to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19L(13)*	Thirty-Seventh, Fortieth, Forty-Fourth and Forty-Fifth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19M(15)*	Forty-Ninth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation dated October 10, 2000

Exhibit Number	Description

2.19N(16)*	Forty-Sixth, Forty-Eighth, Fiftieth and Fifty-Second Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation

2.19O(19)*	Fifty-Third, Fifty-Fourth and Fifty-Fifth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation

2.19P(21)*	Fifty-Sixth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation

2.19Q*	Fifty-Seventh Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast ABB Management Corporation f/k/a AT&T Broadband Management Corporation

2.20(3)	Asset Purchase Agreement between CSG Systems International, Inc. and TCI SUMMITrak of Texas, Inc., TCI SUMMITrak, L.L.C., and TCI Technology Ventures, Inc., dated August 10, 1997

2.21(3)	Contingent Warrant to Purchase Common Stock between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.22(3)	Royalty Warrant to Purchase Common Stock between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.23(3)	Registration Rights Agreement between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.24(3)	Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated September 18, 1997

2.25(4)	First Amendment to Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 21, 1997

2.26(8)	Second Amendment to Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 16, 1998

2.27(13)	Third Amendment to Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Paribas, as Agent, dated January 24, 2000

2.28(21)	Asset Purchase Agreement by and between Lucent Technologies Inc., as Seller, and CSG Systems International, Inc., as Buyer, dated as of December 31, 2001

2.29(21)	Intellectual Property Agreement by and among Lucent Technologies Inc., Lucent Technologies GRL Corporation, Lucent Technologies Ireland Holding Limited and CSG Systems International, Inc., CSG Software Inc., CSG Technology Limited, effective as of February 28, 2002

2.30(21)	Software and Services Master Supply Agreement (North America) by and among Lucent Technologies Inc. and CSG Systems International, Inc. and CSG Software, Inc. dated as of February 28, 2002

2.31(21)	Software and Services Master Supply Agreement (International) by and among Lucent Technologies Inc. and CSG System International, Inc. and CSG Software, Inc., dated as of February 28, 2002

Exhibit Number	Description

2.32(21)	Amended and Restated Credit Agreement among CSG Systems International, Inc., as Holdings, CSG Systems Inc., as Borrower, the Lenders from Time to Time Parties Hereto, BNP Paribas, as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and Credit Lyonnais New York Branch, the Bank of Nova Scotia and Wells Fargo Bank, National Association, as Co-Documentation Agents, dated as of February 28, 2002

2.33	First Amendment and Waiver to the Amended and Restated Credit Agreement among CSG Systems International, Inc., as Holdings, CSG Systems Inc., as Borrower, the Lenders from Time to Time Parties Hereto, BNP Paribas, as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and Credit Lyonnais New York Branch, the Bank of Nova Scotia and Wells Fargo Bank, National Association, as Co-Documentation Agents, dated as of December 5, 2003

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(2)	Restated Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

10.01(1)	CSG Systems International, Inc. 1995 Incentive Stock Plan

10.02(23)	CSG Employee Stock Purchase Plan

10.03(17)	CSG Systems International, Inc. 1996 Stock Incentive Plan

10.4*(27)	Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated August 1, 2003.

10.14(8)	Employment Agreement with Neal C. Hansen, dated November 17, 1998

10.14A(15)	First Amendment to Employment Agreement with Neal C. Hansen, dated June 30, 2000

10.14B(23)	Second Amendment to Employment Agreement with Neal C. Hansen, dated April 29, 2002

10.14C(24)	Third Amendment to Employment Agreement with Neal C. Hansen, dated August 30, 2002

10.14D(25)	Fourth Amendment to Employment Agreement with Neal C. Hansen, dated November 15, 2002

10.15(20)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.39(12)	CSG Systems, Inc. Wealth Accumulation Plan, as amended November 16, 1999

10.40(14)*	Second Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc., dated April 1, 2000

10.44(18)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.45(8)	Employment Agreement with John P. Pogge, dated November 17, 1998

10.46(8)	Employment Agreement with Edward Nafus, dated November 17, 1998

10.47(15)	Employment Agreement with J. Richard Abramson, dated August 17, 2000

10.48(17)	Employment Agreement with Peter Kalan, dated January 18, 2001

10.49(19)	Employment Agreement with William E. Fisher, dated September 18, 2001

10.50(23)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51(27)	Stock Option Cancellation Agreement with Neal C. Hansen, dated August 30, 2002

10.52(24)	Stock Option Cancellation Agreement with Peter E. Kalan, dated August 30, 2002

Exhibit Number	Description

10.53(24)	Stock Option Cancellation Agreement with Edward C. Nafus, dated August 30, 2002

10.54(24)	Stock Option Cancellation Agreement with William E. Fisher, dated August 30, 2002

10.55(24)	Stock Option Cancellation Agreement with John P. Pogge, dated August 30, 2002

10.56(27)	Restricted Stock Award Agreement with Neal C. Hansen, dated August 30, 2002

10.57(24)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 22, 2002

10.58(24)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 30, 2002

10.59(24)	Restricted Stock Award Agreement with Edward C. Nafus, dated August 30, 2002

10.60(24)	Restricted Stock Award Agreement with William E. Fisher, dated August 30, 2002

10.61(24)	Restricted Stock Award Agreement with John P. Pogge, dated August 30, 2002

10.62(26)	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2, 2003

10.63(26)	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2.2003

16.1(22)	Letter from Arthur Andersen LLP dated June 19, 2002

21.01	Subsidiaries of the Company

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K dated October 6, 1997.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended for the year ended December 31, 1997.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended for the year ended December 31, 1998.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated as of March 14, 2002.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated as of June 17, 2002.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.