Form 10-Q
period 2004-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2004-05-10
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES ☒ NO ☐

Shares of common stock outstanding at May 5, 2004: 53,933,005.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2004

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,520	$105,397
Short-term investments	1,216	—

Total cash, cash equivalents and short-term investments	105,736	105,397
Trade accounts receivable-
Billed, net of allowance of $11,397 and $11,145	137,631	130,691
Unbilled and other	14,409	18,042
Deferred income taxes	7,673	9,134
Income taxes receivable	4,353	35,076
Other current assets	10,357	11,697

Total current assets	280,159	310,037
Property and equipment, net of depreciation of $91,712 and $89,529	36,051	38,218
Software, net of amortization of $66,487 and $62,957	34,527	37,780
Goodwill	219,404	219,199
Client contracts, net of amortization of $53,205 and $50,973	55,363	57,458
Deferred income taxes	50,674	53,327
Other assets	8,770	8,756

Total assets	$684,948	$724,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$19,624	$45,137
Client deposits	18,963	17,175
Trade accounts payable	20,850	21,291
Accrued employee compensation	23,807	32,415
Deferred revenue	57,510	52,655
Income taxes payable	25,388	20,723
Arbitration charge payable	—	25,181
Other current liabilities	23,413	25,818

Total current liabilities	189,555	240,395

Non-current liabilities:
Long-term debt, net of current maturities	179,301	183,788
Deferred revenue	3,756	3,270
Other non-current liabilities	5,415	6,537

Total non-current liabilities	188,472	193,595

Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 53,779,261 shares and 53,788,062 shares outstanding	593	593
Additional paid-in capital	285,519	281,784
Deferred employee compensation	(3,891)	(4,458)
Accumulated other comprehensive income:
Unrealized gain on short-term investments, net of tax	1	1
Cumulative translation adjustments	7,520	6,519
Treasury stock, at cost, 5,499,796 shares	(171,111)	(171,111)
Accumulated earnings	188,290	177,457

Total stockholders’ equity	306,921	290,785

Total liabilities and stockholders’ equity	$684,948	$724,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three months ended
	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
Revenues:
Processing and related services	$81,132	$91,176
Software	7,637	10,164
Maintenance	25,051	22,403
Professional services	16,544	18,189

Total revenues	130,364	141,932

Cost of revenues:
Cost of processing and related services	33,806	34,119
Cost of software and maintenance	16,274	18,310
Cost of professional services	14,150	18,555

Total cost of revenues	64,230	70,984

Gross margin (exclusive of depreciation)	66,134	70,948

Operating expenses:
Research and development	15,840	15,498
Selling, general and administrative	23,223	29,836
Depreciation	3,636	4,599
Restructuring charges	2,151	3,159

Total operating expenses	44,850	53,092

Operating income	21,284	17,856

Other income (expense):
Interest expense	(3,554)	(3,874)
Interest and investment income, net	283	288
Other	(513)	386

Total other	(3,784)	(3,200)

Income before income taxes	17,500	14,656
Income tax provision	(6,667)	(5,949)

Net income	$10,833	$8,707

Basic net income per common share:
Net income available to common stockholders	$0.21	$0.17

Weighted average common shares	51,682	51,306

Diluted net income per common share:
Net income available to common stockholders	$0.21	$0.17

Weighted average common shares	52,255	51,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$10,833	$8,707
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	3,636	4,599
Amortization	6,321	6,591
Restructuring charge for abandonment of facilities	595	683
Deferred income taxes	4,162	(64)
Tax benefit of stock options exercised	7	2
Stock-based employee compensation	4,145	1,295
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(2,079)	(6,125)
Other current and noncurrent assets	1,344	(97)
Arbitration charge payable	(25,181)	—
Income taxes payable/receivable	35,192	1,599
Accounts payable and accrued liabilities	(11,515)	(11,990)
Deferred revenue	4,505	17,022

Net cash provided by operating activities	31,965	22,222

Cash flows from investing activities:
Purchases of property and equipment	(1,406)	(2,262)
Purchases of short-term investments	(1,216)	(6)
Acquisition of businesses and assets, net of cash acquired	(307)	(835)
Acquisition of and investments in client contracts	(431)	(290)

Net cash used in investing activities	(3,360)	(3,393)

Cash flows from financing activities:
Proceeds from issuance of common stock	357	473
Repurchase and cancellation of common stock	(213)	—
Payments on long-term debt.	(30,000)	(1,075)
Payments of deferred financing costs	(247)	(87)

Net cash used in financing activities	(30,103)	(689)

Effect of exchange rate fluctuations on cash	621	768

Net increase (decrease) in cash and cash equivalents	(877)	18,908
Cash and cash equivalents, beginning of period	105,397	94,424

Cash and cash equivalents, end of period	$104,520	$113,332

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for-
Interest	$3,376	$3,100
Income taxes	$(34,114)	$3,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements at March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC (the “Company’s 2003 10-K”). The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the expected results for the entire year ending December 31, 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the three months ended March 31, 2004 and 2003 was $44.3 million and $37.9 million, respectively.

Stock-Based Compensation Expense. During the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock-based awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the prospective method of transition as outlined in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure — An Amendment of FASB Statement No. 123” (“SFAS 148”). The adoption of SFAS 123 was effective as of January 1, 2003. Under the prospective method of transition, all stock-based awards granted, modified, or settled on or after January 1, 2003, are accounted for in accordance with SFAS 123. Stock-based awards granted prior to January 1, 2003, continue to be accounted for in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (“APB 25”), and follow the disclosure provisions of SFAS 123 and SFAS 148. As a result, the Company has restated its condensed consolidated financial statements for the three months ended March 31, 2003 to reflect the inclusion of additional stock-based compensation expense of $0.1 million.

At March 31, 2004, the Company had five stock-based compensation plans. The Company recorded stock-based compensation expense of $4.1 million and $1.3 million, respectively, for the three months ended March 31, 2004 and 2003. Stock-based compensation expense is included in the following income statement captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2004	2003
Cost of processing and related services	$621	$3
Cost of software and maintenance	219	1
Cost of professional services	275	3
Research and development	470	3
Selling, general and administrative	2,560	1,285

Total stock-based compensation expense	$4,145	$1,295

Awards under the Company’s stock-based compensation plans generally vest over periods ranging from three to four years. Because the Company follows APB 25 for all stock-based awards granted prior to January 1, 2003, and the prospective method of transition under SFAS 148 for stock-based awards granted, modified, or settled on or after January 1, 2003, compensation expense recorded in the Company’s accompanying Consolidated Statements of Income is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for the Company’s five stock-based compensation plans been based on the fair value at the grant dates for awards under those plans for all periods, consistent with the methodology of SFAS 123, the Company’s net income and net income per share available to common stockholders for the three months ended March 31, 2004 and 2003, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$10,833	$8,707
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,576	805
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,853)	(5,346)

Net income, pro forma	$9,556	$4,166

Net income per share:
Basic – as reported	$0.21	$0.17
Basic – pro forma	0.18	0.08
Diluted – as reported	0.21	0.17
Diluted – pro forma	0.18	0.08

The Company did not grant any stock-based awards during the first quarter of 2004. The fair value of stock options granted during the first quarter of 2003 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions: risk-free interest rate of 2.7%; dividend yield of zero; expected life of 5.2 years; and volatility of 60.0%.

Reclassification. Certain March 31, 2003 amounts have been reclassified to conform to the March 31, 2004 presentation.

3.	STOCKHOLDERS’ EQUITY

Modifications to Stock-Based Compensation Awards. During the first quarter of 2004, the Company modified the terms of approximately 406,000 shares of unvested restricted stock, and 116,000 unvested stock options held by key members of management (members other than executive management) to include a provision which allows for full vesting of the stock-based awards upon a change in control of the Company. Unless such an event occurs, the stock-based awards will continue to vest as set forth in the original terms of the agreements. This modification did not have a significant impact on total stock-based compensation expense in the first quarter of 2004.

4.	EARNINGS PER COMMON SHARE

Earnings per common share (“EPS”) has been computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Basic and diluted EPS are presented on the face of the Company’s Condensed Consolidated Statements of Income. Diluted EPS is consistent with the calculation of basic EPS while considering the effect of potentially dilutive common shares outstanding during the period. Unvested shares of restricted stock are not included in the basic EPS calculation.

No reconciliation of the basic and diluted EPS numerators is necessary for the three months ended March 31, 2004 and 2003, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands).

	Three Months Ended March 31,
	2004	2003
Basic common shares outstanding	51,682	51,306
Dilutive effect of stock options	279	86
Dilutive effect of unvested restricted stock	294	93

Diluted common shares outstanding	52,255	51,485

For the three months ended March 31, 2004 and 2003, common stock options of 1.1 million shares and 6.1 million shares, respectively, were excluded from the computation of diluted EPS as their effect was antidilutive. In addition, for the three months ended March 31, 2004 and 2003, 0.9 million shares and 0.5 million shares, respectively, of unvested restricted stock were excluded from the computation of diluted EPS as their effect was antidilutive.

5.	COMPREHENSIVE INCOME

The Company’s components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$10,833	$8,707
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	1,001	(2,044)
Unrealized gain on short-term investments	—	7

Comprehensive income	$11,834	$6,670

6.	SIGNIFICANT CLIENTS

Comcast Corporation

Arbitration Resolution. During 2002 and 2003, the Company was involved in various legal proceedings with its largest client, Comcast Corporation (“Comcast”), consisting principally of arbitration proceedings related to the Comcast Master Subscriber Agreement. In October 2003, the Company received the final ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by the Company to Comcast. The award was based on the arbitrator’s determination that the Company had violated the most favored nations (“MFN”) clause of the Comcast Master Subscriber Agreement. The Company recorded the impact from the arbitration ruling in the third quarter of 2003 as a charge against its revenues. In the fourth quarter of 2003, the Company paid approximately $95 million of the arbitration award to Comcast, and in January 2004, the Company paid the remaining portion of the arbitration award of approximately $25 million. In addition to the arbitration award, the Company paid to Comcast interest of $1.1 million, $0.1 million of which was reflected as interest expense in the first quarter of 2004.

Signing of New Comcast Contract. In March 2004, the Company signed a new contract with Comcast (the “Comcast Contract”). The Comcast Contract supersedes the former Comcast Master Subscriber Agreement that was set to expire at the end of 2012. The term of the new agreement runs through December 31, 2008. A summary of the significant provisions of the Comcast Contract and related documents is as follows:

•	the establishment of annual financial minimums for 2004, 2005 and 2006 of $85 million, $75 million and $60 million, respectively (total of $220 million);

•	the elimination of any exclusive right the Company had under its previous contract with Comcast to provide customer care and billing services for the entire 13 million AT&T Broadband customer base (acquired by Comcast in November 2002);

•	the elimination of any MFN pricing clause and the establishment of new mutually agreed upon pricing for the Company’s products and services, including the definition of the underlying customer billing units, which was consistent with the measurement established as a result of the arbitration ruling;

•	the establishment of contract termination rights for both parties;

•	the establishment of Comcast’s rights to certain customer data and deconversion assistance;

•	the establishment of service level agreements (“SLA’s”) and damages that the Company would pay if it fails to achieve the SLA’s; and

•	the parties entered into a mutual release whereby both parties were released from any and all claims and disputes related to the Comcast Master Subscriber Agreement.

See Note 8 for discussion of the client contracts intangible asset related to the Comcast Contract.

Echostar Communications

Signing of New Contract Amendment. Echostar Communications (“Echostar”) is the Company’s second largest client. In February 2004, the Company signed the Thirtieth Amendment to the Echostar Master Subscriber Agreement, extending the term of the Echostar Master Subscriber Agreement until March 1, 2006. The Echostar Master Processing Agreement was previously set to expire at the end of 2004. The significant provisions of the Thirtieth Amendment to the Echostar Master Subscriber Agreement included: (i) the elimination of the MFN language in the contract; and (ii) the redefinition of the underlying customer billing units.

7.	SEGMENT INFORMATION

The Company serves its clients through its two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”). The Company’s operating segment information and corporate overhead costs are presented below (in thousands).

	Three Months Ended March 31, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$80,444	$688	$—	$81,132
Software revenues	888	6,749	—	7,637
Maintenance revenues	5,127	19,924	—	25,051
Professional services revenues	144	16,400	—	16,544

Total revenues	86,603	43,761	—	130,364
Segment operating expenses (1)	49,255	42,569	15,105	106,929

Contribution margin (loss) (1)	$37,348	$1,192	$(15,105)	$23,435

Contribution margin (loss) percentage	43.1%	2.7%	N/A	18.0%

Certain non-cash expenses:
Amortization of investment in client contracts (3)	$2,095	$—	$—	$2,095
Other intangible assets amortization	—	3,553	—	3,553
Depreciation	1,787	973	876	3,636
Stock-based compensation	1,099	830	2,216	4,145

Total	$4,981	$5,356	$3,092	$13,429

	Three Months Ended March 31, 2003 (2)
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$90,449	$727	$—	$91,176
Software revenues	1,669	8,495	—	10,164
Maintenance revenues	5,029	17,374	—	22,403
Professional services revenues	370	17,819	—	18,189

Total revenues	97,517	44,415	—	141,932
Segment operating expenses (1)	51,635	51,322	17,960	120,917

Contribution margin (loss) (1)	$45,882	$(6,907)	$(17,960)	$21,015

Contribution margin (loss) percentage	47.1%	(15.6%)	N/A	14.8%

Certain non-cash expenses:
Amortization of investment in client contracts (3)	$1,640	$—	$—	$1,640
Other intangible assets amortization	—	4,441	—	4,441
Depreciation	2,528	1,141	930	4,599
Stock-based compensation	38	21	1,236	1,295

Total	$4,206	$5,603	$2,166	$11,975

(1)	Segment operating expenses and contribution margin (loss) exclude restructuring charges of $2.2 million and $3.2 million, respectively, for the three months ended March 31, 2004 and 2003.

(2)	During the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock-based awards in accordance with SFAS 123, using the prospective method of transition (see Note 2). The adoption of SFAS 123 was effective as of January 1, 2003. As a result, the segment operating results for the first quarter of 2003 have been restated to reflect the inclusion of additional stock-based compensation expense of $0.1 million.

(3)	Amortization related to investments in client contracts has been reflected as a reduction in processing and related services revenues in the segment information presented above and in the accompanying Condensed Consolidated Statements of Income.

Reconciling information between reportable segments contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Segment contribution margin	$23,435	$21,015
Restructuring charges	(2,151)	(3,159)

Operating income	21,284	17,856
Interest expense	(3,554)	(3,874)
Other	(230)	674

Income before income taxes	$17,500	$14,656

Of the $2.2 million restructuring charges recorded in the three months ended March 31, 2004, $0.3 million relates to the Broadband Division, $1.2 million relates to the GSS Division, and $0.7 million relates to Corporate. Of the $3.2 million restructuring charges recorded in the three months ended March 31, 2003, $0.1 million relates to the Broadband Division and $3.1 million relates to the GSS Division.

8.	LONG LIVED ASSETS

Goodwill. The Company does not have any intangible assets with indefinite lives other than goodwill. The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2004 was as follows (in thousands):

	Broadband Division	GSS Division	Consolidated
Balance as of December 31, 2003	$623	$218,576	$219,199
Impairment losses	—	—	—
Effects of changes in foreign currency exchange rates and other	—	205	205

Balance as of March 31, 2004	$623	$218,781	$219,404

Other Intangible Assets. The Company’s intangible assets subject to amortization consist of client contracts and software. As of March 31, 2004 and December 31, 2003 the carrying values of these assets were as follows (in thousands):

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$108,568	$(53,205)	$55,363	$108,431	$(50,973)	$57,458
Software	101,014	(66,487)	34,527	100,737	(62,957)	37,780

Total	$209,582	$(119,692)	$89,890	$209,168	$(113,930)	$95,238

The aggregate amortization related to intangible assets for the three months ended March 31, 2004 and 2003 was $5.6 million and $6.1 million, respectively. Based on the March 31, 2004 net carrying value of these intangible assets, the estimated aggregate amortization for each of the five succeeding fiscal years ending December 31 are: 2004 – $25.3 million; 2005 – $25.0 million; 2006 – $21.5 million; 2007 – $13.7 million; and 2008 – $11.9 million. These amounts have been revised from the amounts disclosed as of December 31, 2003 as a result of the change in amortization related to the Comcast client contracts intangible asset, as discussed below.

Carrying Value of the GSS Division’s Intangible Assets. As of March 31, 2004, there was approximately $35 million in net intangible assets and approximately $219 million of goodwill that was attributable to the GSS Division, which included the assets from the Kenan Business, ICMS, Davinci, and plaNet acquisitions. The Company performed its annual goodwill impairment test in the third quarter of 2003, and concluded that no impairment of the GSS Division’s goodwill had occurred at that time. As of March 31, 2004, the Company has concluded that no events or changes in circumstances have occurred since that time to warrant an impairment assessment of the GSS Division’s goodwill and/or other long-lived intangible assets. The Company will continue to monitor the carrying value of these assets during the period of economic recovery for the telecommunications industry. If the current economic conditions take longer to recover than anticipated, it is reasonably possible that a review for impairment of the goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Carrying Value of Broadband Division’s Intangible Assets. As of March 31, 2004, the Broadband Division had client contracts intangible assets with a net carrying value of approximately $55 million. Of this amount, approximately $53 million related to the Comcast Contract. As discussed in Note 6 above, during the first quarter of 2004, the Company signed a new contract with Comcast. The Company has evaluated the carrying value of this intangible asset in light of the net cash flows expected to be generated from the Comcast Contract, and has concluded that there was no impairment to this asset as a result of the new Comcast Contract. However, as a result of the shortened term of the Comcast Contract, effective in March 2004, the Company was required to accelerate the amortization of this intangible asset. The Company’s revised estimated amortization of all client contracts intangible assets, reflecting the accelerated amortization resulting from the Comcast Contract, for each of the succeeding fiscal years ending December 31 will be: 2004 - $11.1 million; 2005 - $12.2 million; 2006 - $12.1 million; 2007 - $12.0 million; and 2008 - $11.9 million.

9.	DEBT

New Amendments. During the first quarter of 2004, the Company entered into two amendments to its 2002 Credit Facility. The Second Amendment was made to clarify the Company’s ability to repurchase its common stock in certain situations pursuant to the Company’s stock-based compensation plans. The Third Amendment was made in conjunction with the Company signing the Comcast Contract (see Note 6).

Mandatory Prepayment. In March 2004, the Company made a $30 million mandatory prepayment on its 2002 Credit Facility using the proceeds from income tax refunds received in the first quarter of 2004. This $30 million mandatory prepayment, required under the First Amendment to the 2002 Credit Facility, was to be paid on or before July 30, 2004.

10.	RESTRUCTURING CHARGES

Cost Reduction Initiatives. Due to the economic decline in the global telecommunications industry and the uncertainty in the timing and the extent of any economic turnaround within the industry, beginning in the third quarter of 2002 and continuing through the third quarter of 2003, the Company implemented several cost reduction initiatives resulting in restructuring charges. In addition, in response to the expected reduction in revenues resulting from the Comcast arbitration ruling received in October 2003, the Company implemented a cost reduction initiative in the fourth quarter of 2003. A summary of the Company’s cost reduction initiatives through March 31, 2004 is as follows:

•

During the third quarter of 2002, the cost reduction initiative consisted of: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the Company’s then current workforce); (ii) limited hiring of new employees; (iii) a reduction of the Company’s facilities and infrastructure support costs, including facility consolidations and abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment. Substantially all of the involuntary employee terminations were completed during the third quarter of 2002, with the remainder completed during the fourth quarter of 2002.

•	During the first quarter of 2003, the cost reduction initiative consisted of involuntary employee terminations of approximately 70 people (approximately 2% of the Company’s then current workforce). All of these involuntary employee terminations were completed by the end of the first quarter of 2003, and consisted principally of individuals within the GSS Division.

•	During the second and third quarters of 2003, the cost reduction initiative consisted principally of involuntary employee terminations of approximately 60 people (approximately 2% of the Company’s then current workforce). All of these involuntary employee terminations were completed by the end of the third quarter of 2003, and consisted principally of individuals within the GSS Division.

•	During the fourth quarter of 2003, the cost reduction initiative consisted of: (i) involuntary employee terminations from all areas of the Company of approximately 130 people (approximately 5% of the Company’s then current workforce), with the greatest percentage of these terminations occurring within the Broadband Division; (ii) a reduction of costs related to certain of the Company’s employee compensation and fringe benefit programs, to include a freeze in wages for 2004; (iii) limited hiring of new employees; (iv) movement of certain product support and/or software research and development functions to lower cost locales; and (v) a reduction in costs in several discretionary spending areas. The fourth quarter of 2003 cost reduction initiative was substantially completed in the first quarter of 2004, with additional involuntary employee terminations of approximately 30 people (1% of the Company’s then current workforce), all occurring within the GSS Division. Approximately 70% of the involuntary termination benefits accrued as of March 31, 2004 are expected to be paid by the end of the second quarter of 2004.

Restructuring Charges. As a result of the cost reduction initiatives described above, during the three months ended March 31, 2004 and 2003, the Company recorded restructuring charges of $2.2 million and $3.2 million, respectively. The restructuring costs have been reflected as a separate line item on the accompanying Condensed Consolidated Statements of Income. The components of the restructuring charges are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Involuntary employee terminations	$1,554	$2,472
Facility abandonments	595	683
All other	2	4

Total restructuring charges	$2,151	$3,159

The involuntary employee terminations component of the restructuring charges relates primarily to severance payments and job placement assistance for those terminated employees. The facility abandonments component of the restructuring charges relates to office facilities that are under long-term lease agreements that the Company has abandoned. The facility abandonments charge is equal to the present value of the future costs associated with those abandoned facilities, net of the estimated proceeds from any future sublease agreements. The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates used in recording the facility abandonments charge. As a result, there may be additional charges or reversals in the future related to the facilities that had been abandoned as of March 31, 2004.

Restructuring Reserves. The activity in the business restructuring reserves during the first quarter of 2004 is as follows (in thousands):

	Termination Benefits	Facility Abandonments	Other	Total
December 31, 2003, balance	$2,118	$13,121	$—	$15,239
Charged to expense during period	1,554	595	2	2,151
Cash payments	(2,281)	(74)	(2)	(2,357)
Amortization of liability for facility abandonments	—	(1,580)	—	(1,580)
Other	—	111	—	111

March 31, 2004, balance	1,391	12,173	—	13,564

Of the $13.6 million business restructuring reserve as of March 31, 2004, $8.3 million was included in current liabilities and $5.3 million was included in non-current liabilities.

11.	INCOME TAXES

The Company was in a domestic net operating loss (“NOL”) position for 2003 as a result of the Comcast $119.6 million arbitration charge (see Note 6). The Company’s income tax receivable as of December 31, 2003 was $35.1 million, which resulted from the Company’s ability to claim a refund for 2003 income taxes already paid, and from its ability to carry back the Company’s NOL to prior years. During the first quarter of 2004, the Company received approximately $34 million of this income tax receivable, and identified additional income tax receivable amounts during its final preparation of the 2003 U.S. Federal income tax return, which was filed in March 2004. As a result, the Company’s March 31, 2004, income taxes receivable is $4.4 million, which is expected to be collected within the next 12 months.

12.	COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Contingent Consideration. Contingent consideration represents an arrangement to provide additional consideration to the seller in a business combination if contractually specified conditions related to the acquired entity are achieved. In the Davinci Business Acquisition, which closed in December 2002, the stock purchase agreement included contingent consideration related to the amount of the Company revenues in 2004, 2005 and 2006 associated with CSG Total Care (formerly Davinci’s m-Care solution). The maximum contingent consideration that could be paid out over the three years is $2.3 million. As of March 31, 2004, the Company had not accrued any amount for the 2004 portion of the contingent consideration as the outcome of the contingency is not determinable beyond a reasonable doubt.

Claims for Company Non-performance. The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company, or in the case of certain of the Company’s out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2004, the Company believes it had adequate reserves to cover any reasonably anticipated exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients.

Legal Proceedings. From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any material pending or threatened legal proceedings.

CSG SYSTEMS INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	Three months ended March 31,
	2004		2003
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Processing and related services	$81,132	62.2%	$91,176	64.2%
Software.	7,637	5.9	10,164	7.2
Maintenance.	25,051	19.2	22,403	15.8
Professional services.	16,544	12.7	18,189	12.8

Total revenues	130,364	100.0	141,932	100.0

Cost of revenues:
Cost of processing and related services	33,806	25.9	34,119	24.0
Cost of software and maintenance.	16,274	12.5	18,310	12.9
Cost of professional services.	14,150	10.9	18,555	13.1

Total cost of revenues	64,230	49.3	70,984	50.0

Gross margin (exclusive of depreciation).	66,134	50.7	70,948	50.0
Operating expenses:
Research and development.	15,840	12.2	15,498	10.9
Selling, general and administrative	23,223	17.8	29,836	21.1
Depreciation.	3,636	2.8	4,599	3.2
Restructuring charges.	2,151	1.6	3,159	2.2

Total operating expenses.	44,850	34.4	53,092	37.4

Operating income	21,284	16.3	17,856	12.6

Other income (expense):
Interest expense.	(3,554)	(2.7)	(3,874)	(2.7)
Interest and investment income, net.	283	0.2	288	0.2
Other.	(513)	(0.4)	386	0.2

Total other.	(3,784)	(2.9)	(3,200)	(2.3)

Income before income taxes	17,500	13.4	14,656	10.3
Income tax provision	(6,667)	(5.1)	(5,949)	(4.2)

Net income	$10,833	8.3%	$8,707	6.1%

Basic net income per common share:
Net income available to common stockholders.	$0.21		$0.17

Weighted average common shares.	51,682		51,306

Diluted net income per common share:
Net income available to common stockholders.	$0.21		$0.17

Weighted average common shares.	52,255		51,485

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2003 (our “2003 10-K”).

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning the global customer care and billing industry, as well as the converging telecommunications industry it serves, and similar matters. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are contained in Exhibit 99.01 “Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors”. Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to review this exhibit closely in conjunction with MD&A.

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

General Market Conditions. Beginning in early 2001, the economic state of the global telecommunications industry deteriorated, resulting from (among other reasons) a general global economic downturn, network and plant overcapacity, and limited availability of capital. This trend continued into 2003. During this time frame, many companies operating within this industry publicly reported decreased revenues and earnings, and several companies filed for bankruptcy protection. Most telecommunications companies reduced their operating costs and capital expenditures to cope with the market condition during these times. Since our clients operate within this industry sector, the economic state of this industry directly impacts our business, limiting the amount of money spent on customer care and billing products and services, as well as increasing the likelihood of uncollectible accounts receivable and lengthening the cash collection cycle.

Recent public reports are providing signs of economic improvement within this industry sector. The turnaround in the market conditions will likely be slow, and a full, sustained recovery may take several years. As our client base and prospects continue to see improved financial strength in their own businesses, this allows them to invest in future opportunities for new revenue growth and increased customer satisfaction. We have started to see signs of this type of slow, measured recovery over the past two quarters, with the most recent quarter actually providing quantifiable examples such as increased product sales and the first increase in our software and services backlog in the past two years. In addition, we are seeing increased activity in our sales pipeline, including an increase in actual Requests-For-Proposals (“RFP’s”) among new prospects. As a result, we believe our software and professional services revenues will begin to slowly trend up when compared to our most recent quarters. However, our ability to increase our revenues and operating performance is highly dependent upon the pace at which the market recovers and our success in selling new products and services. There can be no assurance that the market will recover, and even if so, that we will be successful in increasing our revenues and operating performance.

Broadband Division. The Broadband Division generates its revenues by providing customer care and billing services on a service bureau basis with its core product, CSG CCS/BP (“CCS”), to North American (primarily the U.S.) broadband service providers, primarily for cable television, Internet, and satellite television product offerings.

The market for the Broadband Division’s products and services is highly competitive, resulting in significant pricing pressures for contract renewals.

A summary of the key business matters for the Broadband Division in the first quarter of 2004 is as follows:

•	The Broadband Division’s first quarter of 2004 revenues totaled $86.6 million, compared to first quarter of 2003 revenues of $97.5 million (an 11% decrease) and fourth quarter of 2003 revenues of $85.1 million (a 2% increase). The decrease in Broadband Division revenues between the first quarter of 2004 and the first quarter of 2003 relates primarily to the lower revenues from our largest client, Comcast Corporation (“Comcast”), as a result of the October 2003 arbitration ruling. See additional discussion of this matter below.

•	On March 17, 2004, we signed a new customer care and billing contract with Comcast. Under the new agreement, we expect to continue to support at least a portion of Comcast’s video and high-speed Internet customers at least through December 31, 2008.

•	During the first quarter of 2004, we extended our customer care and billing contract with Echostar Communications (“Echostar”), our second largest client, and signed a five-year statement processing agreement with Cox Communications for a substantial percentage of its customer base. In addition, after the end of the quarter, we signed a new five-year customer care and billing services contract with Adelphia Communications (“Adelphia”), which includes services related to Adelphia’s delivery of Voice over IP services. The Adelphia services contract is subject to bankruptcy court approval, which is expected during the second quarter of 2004.

•	The Broadband Division is nearing completion of a significant architectural upgrade to CCS and related services and software products. See the “Business” section of our 2003 10-K for additional discussion of this effort. During the first quarter of 2004, we successfully migrated our first client on to this advanced convergent solution. Three additional clients are scheduled for migration to the advanced convergent solution by the end of 2004.

GSS Division. The GSS Division was established as a result of our acquisition of the Kenan Business from Lucent Technologies (“Lucent”) in February 2002. The GSS Division is a global provider of convergent billing and customer care software and services that enables telecommunications service providers to bill their customers for existing and next-generation services, including mobile and wireline telephony, Internet, cable television, and satellite.

The GSS Division’s revenues consist of software license and maintenance fees, and various professional and consulting services related to its software products (principally, implementation services). The market for the GSS Division’s products and services is highly competitive, resulting in significant pricing pressures for both new and existing client purchases. For 2003, approximately 78% of the GSS Division’s revenues were generated outside the U.S., as compared to approximately 79% for 2002. We expect that a similar percentage of the GSS Division’s 2004 revenues will be generated outside the U.S.

A summary of the key business matters for the GSS Division in the first quarter of 2004 is as follows:

•	The GSS Division’s first quarter of 2004 revenues totaled $43.8 million, compared to first quarter of 2003 revenues of $44.4 million (a 1% decrease) and fourth quarter of 2003 revenues of $44.8 million (a 2% decrease). Our GSS Division had a positive contribution margin in the first quarter of 2004 of $1.2 million, compared to a negative contribution margin in the first quarter of 2003 of $6.9 million and a positive contribution margin in the fourth quarter of 2003 of $0.8 million. The improvement in contribution margin between periods is primarily due to lower operating expenses resulting primarily from various cost reduction initiatives that the GSS Division has implemented beginning in late 2002.

•	As discussed above, we continue to see signs of economic improvement within the global telecommunications industry. The GSS Division signed several new clients in the quarter, including several in Europe and North America. One of the new clients, a large mobile operator serving approximately 12 million customers, will use the CSG Total Care solution to provide the customer self-care component of its new customer management platform. Once implemented, the solution will enable the service provider to maintain a holistic view of its entire customer base, resulting in better service and updated customer information system-wide in real-time. In addition, we continue to have success in our sales efforts for the new Kenan FX framework.

•	CSG also expanded its relationship with a number of clients this quarter including British Telecommunications, Britain’s largest telecommunications provider; Beijing Telcom, a wholly-owned subsidiary of China Telecom; BSNL, India’s leading wireless provider; Embratel, one of Brazil’s largest telecommunications providers; CANTV, one of Venezuela’s largest telecommunications providers; and Level 3, an international communications and information services company.

•	We completed the first conversion of FairPoint Communications customers onto our wireline and wireless service bureau product in March of 2004, demonstrating our ability to leverage various software assets into a service bureau operation.

Other Key Events.

•	During the first quarter of 2004, we substantially completed our cost reduction initiative that began in the fourth quarter of 2003. The 2004 cost savings from this initiative are targeted to be approximately $30 million, when compared to the third quarter 2003 annualized operating expense run rate, with the savings expected to be realized somewhat ratably across 2004. The cost savings that were realized in the first quarter of 2004 were in line with our expectations. As of a result of our success in implementing this cost reduction initiative, and our continued focus on general cost controls in all areas of the company, we have raised our expectation of financial performance for the remainder of 2004.

•	Our cash flows from operations in the first quarter of 2004 continued to be strong, coming in at approximately $32 million for the quarter. Cash flows from operations for the first quarter of 2004 reflect the impact of the final arbitration payment made to Comcast of approximately $25 million, and the receipt of income tax refunds of approximately $34 million.

Significant Client Relationships

Comcast

Background. Comcast is our largest client. During the first quarters of 2004 and 2003, revenues from Comcast represented approximately 18% and 26%, respectively, of our total consolidated revenues. The decrease in the percentage between the first quarters of 2004 and 2003 relates primarily to the impact of the new pricing as required by the October 2003 arbitration ruling, which is discussed below. Total revenues generated from Comcast in the fourth quarter of 2003, which were also impacted by the Comcast arbitration ruling, were approximately 17% of our total consolidated revenues. We expect that the percentage of our total consolidated revenues in 2004 related to Comcast will represent a percentage comparable to that of the fourth quarter of 2003 and the first quarter of 2004 (i.e., approximately 16—17%).

Arbitration Resolution. During 2002 and 2003, we were involved in various legal proceedings with Comcast, consisting principally of arbitration proceedings related to the Comcast Master Subscriber Agreement. In October 2003, we received the final ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by us to Comcast. The award was based on the arbitrator’s determination that we had violated the most favored nations (“MFN”) clause of the Comcast Master Subscriber Agreement. We recorded the impact from the arbitration ruling in the third quarter of 2003 as a charge to the Broadband Division’s revenues. In the fourth quarter of 2003, we paid approximately $95 million of the arbitration award to Comcast, and in January 2004, we paid the remaining portion of the arbitration award of approximately $25 million. In addition to the arbitration award, we paid to Comcast interest of $1.1 million, $0.1 million of which was reflected as interest expense in the first quarter of 2004. See the “Comcast and AT&T Broadband Business Relationship” section of the MD&A section of our 2003 10-K for additional discussion of the results of the Comcast arbitration ruling.

Signing of New Comcast Contract. In March 2004, we signed a new contract with Comcast (the “Comcast Contract”). The Comcast Contract supersedes the former Comcast Master Subscriber Agreement that was set to expire at the end of 2012. Under the new agreement, we expect to continue to support at least a portion of Comcast’s video and high-speed Internet customers at least through December 31, 2008. The pricing inherent in the Comcast Contract does not materially change our revenue expectations for 2004, except for the impact of the accelerated amortization of the client contracts intangible asset related to the Comcast Contract, as discussed below. The Comcast Contract was approved by our Bank Group in March 2004 via the Third Amendment to our 2002 Credit Facility.

A summary of the significant provisions of the Comcast Contract and related documents is as follows:

•	The establishment of annual financial minimums for 2004, 2005 and 2006 of $85 million, $75 million and $60 million, respectively (total of $220 million).

•	The elimination of any exclusive right we had under our previous contract with Comcast to provide customer care and billing services for the entire 13 million AT&T Broadband customer base (acquired by Comcast in November 2002). Although the elimination of our exclusive rights to process these customers increases the risk of customer deconversions from our system, such risk is mitigated to a certain degree by the annual financial minimums discussed above.

•	The elimination of any MFN pricing clause and the establishment of new mutually agreed upon pricing for our products and services, including the definition of the underlying customer billing units, which was consistent with the measurement established as a result of the arbitration ruling.

•	The establishment of contract termination rights for both parties. Comcast would be able to terminate the contract if we breach any material term or condition of the contract, and we fail to timely cure the breach. In addition, Comcast may terminate the contract for convenience by providing us at least 90 days’ written notice and paying us a discontinuance fee. The discontinuance fee prior to December 31, 2006 would be the remaining unpaid portion of the $220 million annual financial minimums calculated through December 31, 2006.

•	The establishment of Comcast’s rights to certain customer data and deconversion assistance. We are required to provide Comcast deconversion services as long as Comcast continues to pay us for our services (including any applicable financial minimums) under the contract. In the event the contract expires and is not renewed, we must provide Comcast deconversion and termination assistance for 18 months following the expiration of the contract.

•	The establishment of service level agreements (“SLA’s”) and damages that we must pay if we fail to achieve the SLA’s. The major SLA’s relate primarily to system availability and timeliness of service delivery. The SLA’s are standard in nature, and are consistent with the service levels we were providing Comcast prior to the execution of the new contract.

•	The parties entered into a mutual release whereby both parties were released from any and all claims and disputes related to the Comcast Master Subscriber Agreement.

The Comcast Contract is included in the exhibits to our periodic filings with the Securities and Exchange Commission (“SEC”). The document is available on the Internet and we encourage readers to review this document for further details.

Impact of Comcast Contract on Client Contracts Intangible Asset. We have a long-lived client contracts intangible asset related to our Comcast Contract that has a net carrying value as of March 31, 2004 of approximately $53 million. We have evaluated the carrying value of this intangible asset in light of the net cash flows expected to be generated from the Comcast Contract, and have concluded that there was no impairment to this asset as a result of the new Comcast Contract. However, as a result of the shortened term of the Comcast Contract, effective in March 2004, we were required to accelerate the amortization of this intangible asset. The increase in amortization recorded in the first quarter of 2004 was approximately $450,000 when compared to the fourth quarter of 2003. The annual impact of this accelerated amortization for the Comcast Contract is illustrated as follows (in thousands):

	2004	2005	2006	2007	2008	2009 +	Total
Amortization under previous contract	$5,842	$5,962	$6,082	$6,209	$6,337	$24,664	$55,096
Amortization under new contract	10,306	11,199	11,199	11,198	11,194	—	55,096

Increase (decrease)	$4,464	$5,237	$5,117	$4,989	$4,857	$(24,664)	$—

The entire amount of the amortization of the client contracts intangible asset is recorded as a reduction in revenues, as opposed to amortization expense.

Significant Client Concentration Risk. We expect to continue to generate a significant percentage of our future revenues under the Comcast Contract. There are inherent risks whenever a large percentage of total revenues are concentrated with one client. One such risk is that, should Comcast terminate its contract in whole or in part for any of the reasons stated above, or significantly reduce the number of customers processed on our system, it could have a material adverse effect on our financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of the Comcast client contracts intangible asset).

Echostar

Background. Echostar has been a significant client of ours since we signed the original Echostar Master Subscriber Agreement in April 1999, and is currently our second largest client. During the first quarters of 2004 and 2003, revenues from Echostar represented approximately 13% and 11%, respectively, of our total consolidated revenues. We expect that the percentage of our total consolidated revenues in 2004 related to Echostar will represent a percentage comparable to that of the first quarter of 2004 (i.e., approximately 13%).

Signing of New Echostar Contract Amendment. In February 2004, we signed the Thirtieth Amendment to the Echostar Master Subscriber Agreement, extending the term of the Echostar Master Subscriber Agreement until March 1, 2006. The Echostar Master Processing Agreement was set to expire at the end of 2004. The pricing inherent in the amended Echostar contract does not materially change our revenue expectations going forward.

The significant provisions of the Thirtieth Amendment to the Echostar Master Subscriber Agreement included: (i) the elimination of the MFN language in the contract; and (ii) the redefinition of the underlying customer billing units. Although this change in the measurement of billing units had the effect of reducing the number of customer accounts processed, it did not materially impact the total amount invoiced for our processing services.

The Echostar Master Subscriber Agreement, to include all amendments, is included in the exhibits to our periodic filings with the SEC. The document is available on the Internet and we encourage readers to review this document for further details.

Significant Client Concentration Risk. We expect to continue to generate a significant percentage of our future revenues under the Echostar contract. As stated above, the Echostar contract runs through March 1, 2006. The failure of Echostar to further renew its contract, representing a significant part of its business with us, could have a material adverse effect on our financial condition and results of operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our Financial Statements.

We have identified the most critical accounting policies upon which our financial status depends. The critical accounting policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment of long-lived assets; (iv) business restructuring; (v) loss contingencies; (vi) income taxes; (vii) business combinations and asset purchases; (vii) stock-based compensation expense; and (viii) capitalization of internal software development costs. These critical accounting policies and our other significant accounting policies are discussed in our 2003 10-K.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the three months ended March 31, 2004 decreased 8.2% to $130.4 million, from $141.9 million for the three months ended March 31, 2003. The decrease between periods is primarily due to lower processing revenues from Comcast as a result of the arbitration ruling discussed above.

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic region for the first quarters of 2004 and 2003 were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
North America (principally the United States)	$96,913	$106,604
Europe, Middle East and Africa (principally Europe)	18,441	19,892
Asia Pacific	8,989	8,140
Central and South America	6,021	7,296

Total revenues	$130,364	$141,932

For revenues generated outside North America, no single country accounts for more than 5% of our total revenues.

See the “Results of Operations – Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Revenues. See our 2003 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the three months ended March 31, 2004 decreased 0.9% to $33.8 million, from $34.1 million for the three months ended March 31, 2003. The decrease between periods is primarily due to a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed below, and is also reflective of our continued focus on cost controls in this area. Processing costs as a percentage of related processing revenues were 41.7% (gross margin of 58.3%) for the three months ended March 31, 2004 compared to 37.4% (gross margin of 62.6%) for the three months ended March 31, 2003.

The increase in processing costs as a percentage of related revenues is primarily due to the lower Comcast revenues in the first quarter of 2004 as a result of the arbitration ruling. We expect our quarterly 2004 gross margin percentage for processing services to be in a range comparable to that of the first quarter of 2004.

Cost of Software and Maintenance. The combined cost of software and maintenance for the three months ended March 31, 2004 decreased 11.1% to $16.3 million, from $18.3 million for the three months ended March 31, 2003. The decrease is primarily due to: (i) the first quarter of 2003 having approximately $1 million of amortization related to the acquired Kenan Business client contracts, which became fully amortized in February 2003; and (ii) a reduction in various costs between periods, to include the impact of the cost reduction initiatives discussed below. The cost of software and maintenance as a percentage of related revenues was 49.8% (gross margin of 50.2%) for the three months ended March 31, 2004 as compared to 56.2% (gross margin of 43.8%) for the three months ended March 31, 2003. As discussed below, fluctuations in the quarterly gross margin for software and maintenance revenues are an inherent characteristic of software companies, which can be impacted by, among others things, the timing of executed contracts in any one quarter.

Cost of Professional Services. The cost of professional services for the three months ended March 31, 2004 decreased 23.7% to $14.2 million, from $18.6 million for the three months ended March 31, 2003. The decrease relates primarily to a reduction in personnel costs, to include the impact of the cost reduction initiatives discussed below, and to a much lesser degree, approximately $1 million of expense recorded in 2003 related to the loss contract for the Proximus implementation project, with no comparable amount in the current quarter. The cost of professional services as a percentage of related revenues was 85.5% (gross margin of 14.5%) for the three months ended March 31, 2004, as compared to 102.0% (negative gross margin of 2.0%) for the three months ended March 31, 2003. The negative gross margin in the first quarter of 2003 is reflective of the difficulties we experienced on the Proximus implementation project. The gross margin percentage for the fourth quarter of 2003 for professional services revenues was approximately 12%. Although fluctuations in the gross margin for professional services revenues are an inherent characteristic of professional services companies, we expect the 2004 gross margin for this revenue source to remain comparable to that of the last two quarters.

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

The overall gross margin for the three months ended March 31, 2004 decreased 6.8% to $66.1 million from $70.9 million for the three months ended March 31, 2003. The overall gross margin percentage increased to 50.7% for the three months ended March 31, 2004, compared to 50.0% for the three months ended March 31, 2003. The changes in the gross margin and gross margin percentage were due to the factors discussed above.

Research and Development Expense. R&D expense remained relatively consistent between periods, increasing to $15.8 million for the three months ended March 31, 2004, from $15.5 million for the three months ended March 31, 2003. As a percentage of total revenues, R&D expense increased to 12.2% for the three months ended March 31, 2004, from 10.9% for the three months ended March 31, 2003. The reason for the overall increase in R&D as a percentage of total revenues is due to the lower revenues resulting from the Comcast arbitration ruling, as discussed above. We did not capitalize any internal software development costs during the three months ended March 31, 2004 and 2003.

During the first quarter of 2004, we focused our development and enhancement efforts on:

•	various R&D projects for the GSS Division, including the Kenan FX business framework (see the “Business” section of the 2003 10-K for additional discussion of Kenan FX), which was introduced in late

2003, and includes enhancements to the existing versions of the Kenan Business product suite, as well as new modules; and

•	enhancements to CCS and related Broadband Division software products to increase the functionalities and features of the products, consisting principally of the architectural upgrade to CCS which is discussed in greater detail in the “Business” section of the 2003 10-K.

At this time, we expect our investment in R&D over time will approximate our historical investment rate of 10-12% of total revenues. We expect this investment will be focused on the CCS and the Kenan Business product suite, as well as additional stand-alone products as they are identified.

Selling, General and Administrative Expense. SG&A expense for the three months ended March 31, 2004, decreased 22.2% to $23.2 million, from $29.8 million for the three months ended March 31, 2003. As a percentage of total revenues, SG&A expense decreased to 17.8% for the three months ended March 31, 2004, from 21.1% for the three months ended March 31, 2003. The decrease in SG&A expense relates primarily to: (i) a decrease in legal fees due to the Comcast arbitration concluding in October 2003; and to a much lesser degree (ii) a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed below. We incurred approximately $5 million of legal expenses in defense of the Comcast litigation during the three months ended March 31, 2003 with no comparable amount for 2004. These decreases were offset by an increase in stock-based compensation expense primarily due to the voluntary exchange of stock options for restricted stock (also referred to as our “tender offer”) that took place in December 2003 and the adoption of SFAS No. 123 (see our 2003 10-K for discussion of both events) which was effective January 1, 2003. We recorded $2.6 million of stock-based compensation expense attributed to SG&A in the first quarter of 2004, compared to $1.3 million in the first quarter of 2003.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2004 decreased 20.9% to $3.6 million, from $4.6 million for the three months ended March 31, 2003. The decrease in depreciation expense related to the decrease in capital expenditures made during the last twelve months as a result of our focus on cost controls. The capital expenditures during the first three months of 2004 consisted principally of computer hardware and related equipment and statement production equipment. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Our restructuring charges relate to various cost reduction initiatives implemented primarily as a result of market conditions, and the Comcast arbitration ruling. See Note 10 to our Condensed Consolidated Financial Statements for a more detailed discussion of our cost reduction initiatives and related restructuring charges, including the current activity in the accrued liabilities related to the restructuring charges. We believe that the operational impact from these initiatives will not negatively impact our ability to service our current or future clients.

Cost Reduction Initiatives Related to Market Conditions

In response to poor economic conditions within the global telecommunications industry, during 2003 and 2002, we implemented several cost reduction initiatives, consisting primarily of involuntary employee terminations and facility abandonments, with the greatest percentage of the involuntary terminations occurring within the GSS Division. These cost reduction initiatives resulted in restructuring charges in both 2003 and 2002. In the aggregate, these various initiatives were targeted at reducing operating expenses by approximately $60 million annually, based on various measurement points. These programs were substantially completed by the end of the second quarter of 2003.

Cost Reduction Initiatives Related to the Comcast Arbitration Ruling.

In response to the expected reduction in revenues resulting from the Comcast arbitration ruling, during the fourth quarter of 2003, we implemented a cost reduction initiative, consisting primarily of involuntary employee terminations and a reduction of costs related to certain of our employee compensation and fringe benefit programs, to include a freeze in wages for 2004, with the greatest percentage of the involuntary employee terminations occurring within the Broadband Division. This cost reduction initiative resulted in restructuring charges in the fourth quarter of 2003 and the first quarter of 2004.

The 2004 cost savings from this initiative are targeted to be approximately $30 million, when compared to the third quarter 2003 annualized operating expense run rate, with the savings expected to be realized somewhat ratably across 2004. The cost savings that were realized in the first quarter of 2004 were in line with our expectations. The overall expected cost savings from this initiative are reflected in our 2004 financial guidance. At this time, we do not to expect to record any material restructuring charges related to this cost reduction initiative beyond the first quarter of 2004.

Summary of Restructuring Charges.

The components of the restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income and diluted earnings per share, for the three months ended March 31, 2004 and 2003 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended March 31,
	2004	2003
Involuntary employee terminations	$1,554	$2,472
Facility abandonments	595	683
All other	2	4

Total restructuring charges	$2,151	$3,159

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income	$1,331	$1,911

Diluted earnings per share	$0.02	$0.04

As shown above, we recorded restructuring charges related to involuntary employee terminations and various facility abandonments during the three months ended March 31, 2004 and 2003. The accounting for facility abandonments require significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. We continually evaluate these assumptions, and adjust the related facility abandonment reserves based on the revised assumptions at that time. In addition, we continually evaluate ways to cut our operating expenses through restructuring opportunities, to include the utilization of our workforce and current operating facilities. As a result, there is a reasonable possibility that we may incur additional material restructuring charges in the future.

Operating Income. Operating income for the three months ended March 31, 2004, was $21.3 million or 16.3% of total revenues, compared to $17.9 million or 12.6% of total revenues for the three months ended March 31, 2003. The increase in these measures between years relates to the factors discussed above.

We expect our 2004 full year operating margin to range between 17% and 18%.

Interest Expense. Interest expense for the three months ended March 31, 2004, decreased 8.3% to $3.6 million, from $3.9 million for the three months ended March 31, 2003. The weighted-average balance of our long-term debt for the three months ended March 31, 2004 was $228.4 million, compared to $270.0 million for the three months ended March 31, 2003. The weighted-average interest rate on our debt borrowings for the three months ended March 31, 2004, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 5.8%, compared to 5.5% for the three months ended March 31, 2003. The increase in rates is due primarily to the First Amendment (entered into on December 5, 2003) to the 2002 Credit Facility (the “First Amendment”) resulting in an increase in the applicable LIBOR margins by 75 basis points. In March 2004, we made the $30 million mandatory principal payment on our long-term debt required by the First Amendment no later than July 2004.

Income Tax Provision. For the three months ended March 31, 2004, we recorded an income tax provision of $6.7 million, or an effective income tax rate of approximately 38%, compared to an effective income tax rate of approximately 40% for the three months ended March 31, 2003.

The effective income tax rate for the first quarter of 2004 represents our estimate of the effective income tax rate for 2004. The estimate of 38% for 2004 is based on various assumptions, with the primary assumptions related to our estimate of total pretax income, the status of certain income tax contingencies, foreign tax credit utilization, and the amounts and sources of foreign pretax income. The actual effective income tax rate for 2004 could deviate from the 38% estimate based on our actual experiences with these items, as well as others.

As of March 31, 2004, our net deferred income tax assets of $58.3 million were related primarily to our domestic operations, and represented approximately 9% of total assets. We continue to believe that sufficient taxable income will be generated to realize the benefit of these deferred income tax assets. Our assumptions of future profitable domestic operations are supported by the strong operating performance of the Broadband Division over the last several years, and our expectations of future profitability.

Results of Operations - Operating Segments

We serve our clients through our two operating segments: the Broadband Division and the GSS Division. See our 2003 10-K for further discussion of the operations of each operating segment and the related product and service offerings, and the components of segment operating results.

Operating segment information and corporate overhead costs for the three months ended March 31, 2004 and 2003, are presented in Note 7 to our Condensed Consolidated Financial Statements.

Broadband Division

Total Revenues. Total Broadband Division revenues for the three months ended March 31, 2004 decreased 11.2% to $86.6 million, from $97.5 million for the three months ended March 31, 2003 primarily due to a decrease in processing revenues as discussed in more detail below.

Processing revenues. Processing revenues for the three months ended March 31, 2004 decreased 11.1% to $80.4 million, compared to $90.4 million for the three months ended March 31, 2003. The decrease in processing revenues was due primarily to lower processing revenues from Comcast for the three months ended March 31, 2004 of approximately $13 million, as a result of the arbitration ruling received in October 2003. Processing revenues for the fourth quarter of 2003 were $79.3 million. We expect the Broadband Division’s 2004 quarterly processing revenues to be comparable to that of the last two quarters.

Total domestic customer accounts processed on our system as of March 31, 2004 were 43.5 million compared to 44.1 million as of December 31, 2003, a one percent decrease. During the current quarter, a client contract was renewed in which the definition of customer billing units was modified, having the effect of lowering the customer volume counts processed. The annualized revenue per unit (“ARPU”) for the first quarter of 2004 was $7.38 compared to $7.33 for the fourth quarter of 2003. These ARPU measures include $0.14 and $0.10, respectively, related to non-recurring processing revenues. For 2004, we expect our ARPU to range from $7.10 to $7.25; though for the second quarter of 2004, we expect to be towards the higher end of this range. We expect this to result in approximately $79 million to $80 million of total consolidated processing revenues for the second quarter of 2004.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the three months ended March 31, 2004 decreased by 4.6% to $49.3 million, from $51.6 million for the three months ended March 31, 2003. The decrease in the Broadband Division’s operating expenses is due primarily to the fourth quarter 2003 cost reduction initiative (principally a reduction in personnel costs), and our continued focus on cost controls for this division.

Broadband Division contribution margin decreased by 18.6% to $37.3 million (contribution margin percentage of 43.1%) for the three months ended March 31, 2004, from $45.9 million (contribution margin percentage of 47.1%) for the three months ended March 31, 2003. The Broadband Division contribution margin and contribution margin percentage decreased between periods primarily due to the impact of the Comcast arbitration ruling on processing revenues for the three months ended March 31, 2004. Total non-cash charges related to depreciation, amortization

(shown as a reduction of processing revenues), and stock-based compensation expense included in the determination of the Broadband Division’s contribution margin for the three months ended March 31, 2004 and 2003 were $5.0 million and $4.2 million, respectively.

GSS Division

Total Revenues. Total GSS Division revenues for the three months ended March 31, 2004 decreased 1.5% to $43.8 million, as compared to $44.4 million for the three months ended March 31, 2003, with the decrease due primarily to a decrease in software revenues and professional services revenues as discussed in more detail below.

Software Revenues. Software revenues for the three months ended March 31, 2004 decreased by 20.6% to $6.7 million, from $8.5 million for the three months ended March 31, 2003. The decrease in software revenues was primarily due to the timing of certain software contracts and related revenue recognition. We expect software revenues for the remainder of 2004 to trend up depending upon the pace at which the market recovers.

Maintenance Revenues. Maintenance revenues for the three months ended March 31, 2004 increased by 14.7% to $19.9 million, from $17.4 million for the three months ended March 31, 2003. This increase in maintenance revenues was due primarily to the renewal of certain maintenance contracts subsequent to the first quarter of 2003, and an increase in the installed software license base as a result of new sales since the end of the first quarter of 2003. We expect the GSS Divisions’ quarterly maintenance revenues for the remainder of 2004 to be comparable to the first quarter of 2004.

Professional Services Revenues. Professional services revenues for the three months ended March 31, 2004 decreased by 8.0% to $16.4 million, from $17.8 million for the three months ended March 31, 2003. The decrease in revenues was due primarily to several large projects in progress during the first quarter of 2003 which were substantially completed in 2003, without replacement of comparable projects upon completion. We typically sell professional services in conjunction with software sales. One impact of reduced demand for software sales over the last several quarters is that we have fewer revenue generating opportunities for our professional services organization at this time. We expect professional services revenues for the remainder of 2004 to trend up, depending upon the pace at which the market begins to recover, and our success in selling additional software licenses and Kenan FX upgrade projects.

Segment Operating Expenses and Contribution Loss. GSS Division operating expenses for the three months ended March 31, 2004 decreased by 17.1% to $42.6 million, from $51.3 million for the three months ended March 31, 2003. The decrease in GSS Division operating expenses is due primarily to a reduction in various personnel costs, to include the impact of the cost reduction initiatives discussed above.

The GSS Division’s contribution margin for the three months ended March 31, 2004 was $1.2 million (contribution margin percentage of 2.7%) as compared to a contribution loss for the three months ended March 31, 2003 of $6.9 million (negative contribution margin of 15.6%). The increase in contribution margin between quarters is due primarily to the reduction in GSS Division operating expenses between periods, as discussed above. Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of the GSS Division’s contribution margin for the three months ended March 31, 2004 and 2003 were $5.4 million and $5.6 million, respectively.

We expect the GSS Division to have a positive contribution margin for the remainder of 2004.

Corporate

Corporate Operating Expenses. Corporate overhead expenses for the three months ended March 31, 2004, decreased 15.9% to $15.1 million, from $18.0 million for the three months ended March 31, 2003. The decrease in operating expenses related primarily to a decrease in legal fees as a result of completion of the Comcast arbitration proceedings. We incurred approximately $5 million of legal fees in the three months ended March 31, 2003 in defense of the Comcast litigation, with no comparable amount for 2004. This decrease is offset by an increase in stock-based compensation expense of $1 million between periods, due primarily to the voluntary exchange of stock options for restricted stock that took place in December 2003 and the adoption of SFAS No. 123 which was effective January 1, 2003.

Liquidity

Cash and Liquidity. As of March 31, 2004, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $105.7 million, compared to $105.4 million as of December 31, 2003. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We also have a $40 million revolving credit facility, under which there were no borrowings outstanding as of March 31, 2004. Our ability to borrow under the revolver is subject to a limitation of total indebtedness based upon the results of a leverage ratio calculation, and based upon the amount of CSG System, Inc.’s (one of our primary subsidiaries) current cash balance. As of March 31, 2004, approximately $27 million of the revolver was available to us. The revolving credit facility expires in February 2007.

Our cash balances as of March 31, 2004 and December 31, 2003 were located in the following geographical regions (in thousands):

	March 31, 2004	December 31, 2003
North America (principally the U.S.)	$55,193	$50,779
Europe, Middle East and Africa (principally Europe)	31,034	37,270
Asia Pacific	5,688	4,453
Central and South America	13,821	12,895

Total cash, equivalents and short-term investments	$105,736	$105,397

We generally have ready access to substantially all of our cash and short-term investment balances, but do face limitations on moving cash out of certain foreign jurisdictions. As of March 31, 2004, the cash and short-term investments subject to such limitations were not significant. In addition, our credit facility places certain restrictions on the amount of cash that can be freely transferred between certain operating subsidiaries. These restrictions are not expected to cause any liquidity issues at the individual subsidiary level in the foreseeable future.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities in accordance with generally accepted accounting principles, beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, stock-based compensation expense, etc.), and then factoring in the impact of changes in working capital items. See our 2003 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows provided by (used in) operating activities for the quarterly and year-to-date totals for the indicated periods were as follows (in thousands). These amounts are reflected in our Consolidated Statements of Cash Flows.

	Quarter Totals	Year-to- Date Totals
2003 (1):
March 31	$22,222	$22,222
June 30	37,141	59,363
September 30	39,446	98,809
December 31	(38,456)	60,353
2004:
March 31(2)	31,965	31,965

(1)

The negative cash flows from operating activities of $(38.5) million in the fourth quarter of 2003 relates primarily to the approximately $95 million paid to Comcast during the fourth quarter of 2003 as a result of the arbitration ruling. Absent this amount, we generated strong quarterly cash flows from operating activities for 2003, primarily as a result of our improved cash collections of our international accounts receivable during the last two quarters of 2003. This improved collections performance allowed us to pay amounts to Comcast with available corporate funds, without having to draw on our revolving credit agreement.

(2)	Cash flows from operations for the first quarter of 2004 reflects the impact of the approximately $25 million arbitration payment made to Comcast during the first quarter of 2004 and the receipt of the income tax refunds of approximately $34 million.

We believe this table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items, in particular, timely collections of our accounts receivable. Absent any unusual fluctuations in working capital items, we expect our 2004 annual cash flows from operating activities to range from $90 million to $110 million, and expect the quarterly amounts to be somewhat consistent between quarters.

The key balance sheet items impacting our cash flows from operating activities are as follows.

Billed Accounts Receivable

Our billed accounts receivable balance by geographic region (based on the location of the client) as of the end of the indicated periods are as follows (in thousands):

	March 31, 2004	December 31, 2003
North America (principally the U.S.)	$98,637	$101,156
Europe, Middle East and Africa (principally Europe )	32,424	20,216
Asia Pacific	13,308	14,287
Central and South America	4,659	6,177

Total billed accounts receivable	149,028	141,836
Less allowance for doubtful accounts	(11,397)	(11,145)

Total billed accounts receivable, net of allowance	$137,631	$130,691

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”), as of the end of the indicated periods, and our DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2003:
March 31	$182,573	$(12,609)	$169,964	68
June 30	183,189	(14,093)	169,096	79
September 30	162,810	(13,728)	149,082	78
December 31	141,836	(11,145)	130,691	67
2004:
March 31	149,028	(11,397)	137,631	66

The increase in the net billed accounts receivable balance between December 31, 2003 and March 31, 2004 relates primarily to the timing of new invoices and cash collections. The increase in billed accounts receivable and DBOs during the first and second quarter of 2003 is primarily the result of the increased aging of certain receivables within the GSS Division. During this time frame, we experienced collection problems with certain clients due to various administrative and client-specific matters. In particular, there were two large implementation projects in progress in India where we were executing on the implementation projects generally as expected, but we had built up a billed accounts receivable balance of approximately $23 million as of March 31, 2003. We resolved many of the issues that had caused the delays in collecting these amounts, and as a result, we significantly reduced the outstanding balances of these two clients as of December 31, 2003 to approximately $7 million. During the first quarter of 2004, we collected $3.6 million of the December 31, 2003 amounts, and expect to collect a substantial percentage of the remaining December 31, 2003 accounts receivable balances from these clients by the end of the second quarter of 2004. In addition, we sent new invoices of $3.9 million during the first quarter of 2004 related to additional products and services purchased by these clients, leaving the overall March 31, 2004 billed accounts receivable balance for these two clients relatively unchanged from December 31, 2003.

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

2003:
March 31	$25,555
June 30	27,093
September 30	25,498
December 31	18,042
2004:
March 31	14,409

We have consciously managed the unbilled receivables down, and going forward, we are targeting a range comparable to that of the last two quarters. The March 31, 2004 unbilled accounts receivable balance consists primarily of several projects with various milestone and contractual billing dates which have not yet been reached, and unbilled accounts receivable related to billing cutoffs for certain processing services. A substantial percentage of the March 31, 2004 unbilled accounts receivable are scheduled to be billed and collected by the end of the third quarter of 2004. However, there can be no assurances that the fees will be billed and collected within the expected time frames.

Income Taxes Receivable

We were in a domestic net operating loss (“NOL”) position for 2003 as a result of the Comcast $119.6 million arbitration charge discussed above. Our income tax receivable as of December 31, 2003 was $35.1 million, which resulted from our ability to claim a refund for 2003 income taxes already paid, and from our ability to carry back our NOL to prior years. During the first quarter of 2004, we received approximately $34 million of this income tax receivable, and identified additional income tax receivable amounts during our final preparation of our 2003 U.S. Federal income tax return, which was filed in March 2004. As a result, our March 31, 2004, income taxes receivable is $4.4 million, which is expected to be collected within the next 12 months.

Deferred Revenue

Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Deferred revenue broken out by source of revenue as of the end of the indicated periods was as follows (in thousands):

	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Processing	$7,010	$6,888	$6,029	$6,509	$3,726	$3,887
Software	8,518	5,017	6,406	6,471	5,035	2,854
Maintenance	36,093	34,593	32,701	38,985	38,140	30,994
Professional services	9,645	9,427	12,421	14,994	15,035	9,766

Total	$61,266	$55,925	$57,557	$66,959	$61,936	$47,501

The changes in total deferred revenues between December 31, 2003 and March 31, 2004 relates primarily to the timing of invoices for such products and services, and the related revenue recognition for such items. The majority of our maintenance agreements provide for invoicing of annual maintenance fees in the first and fourth fiscal quarters of the year.

Arbitration Charge Payable

The arbitration charge payable reflected in our Consolidated Financial Statements relates to the $119.6 million Comcast arbitration award. We paid approximately $95 million of this amount in the fourth quarter of 2003. During the first quarter of 2004, we paid the remaining approximately $25 million.

Investing Activities. Our investing activities typically consist of purchases of property and equipment and investments in client contracts intangible assets, and business acquisitions.

Purchases of Short-term Investments

We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible back into cash. During the first quarter of 2004, we purchased $1.2 million in short-term investments. The Company is currently evaluating the possible uses of its excess cash balances and may purchase additional short-term investments in the future.

Property and Equipment/Client Contracts

Our capital expenditures for the quarters ended March 31, 2004 and 2003 for property and equipment, and investments in client contracts were as follows (in thousands):

	2004	2003
Property and equipment	$1,406	$2,262
Client contracts	431	290

As of March 31, 2004, we did not have any material commitments for capital expenditures or for investments in client contracts intangible assets. Our budgeted capital expenditures for 2004 are approximately $15 million, which also represents the maximum amount that we can spend for this purpose in 2004 under our current credit agreement.

Business and Asset Acquisitions

Historically, our business model has not included a significant amount of business acquisition activity. However, in order to expand our international business, in 2002 we acquired several different businesses and related assets for $270.6 million. This consisted principally of the Kenan Business acquisition in February 2002. See our 2003 10-K for a more detailed discussion of our most recent acquisitions. During the three months ended March 31, 2004, our business acquisition activity was not significant at $0.3 million for the quarter. Our current credit agreement places certain restrictions upon acquisitions. As a result, we do not expect any significant acquisitions during 2004.

Financing Activities. We have had limited financing activities over the last several years, and historically, we have not been active in the capital markets.

Long-Term Debt

During the first quarter of 2004, we made the mandatory $30 million prepayment which was due no later than July 2004. This payment was made with the proceeds from our $34 million of income tax refunds received in March 2004.

As of March 31, 2004, we were in compliance with both the financial and non-financial covenants of our amended credit agreement and expect to remain in compliance going forward. The total scheduled principal payments for the next twelve months is $19.6 million, with the first payment of $1.9 million due in June 2004. Our estimated interest expense for 2004 is approximately $13 million. See Note 9 to our Condensed Consolidated Financial Statements for a discussion of subsequent amendments made to the credit agreement during the first quarter of 2004.

Common Stock

Proceeds from the issuance of common stock relates to our various stock-based compensation plans. We do not expect any significant amount of cash from our stock-based compensation plans in 2004.

Repurchase of Common Stock

During the first quarter of 2004, we repurchased and then cancelled 16,589 shares of common stock pursuant to our stock-based compensation plans.

In 1999, our Board of Directors authorized us, at our discretion, to purchase up to a total of ten million shares of our common stock from time-to-time as market and business conditions warrant. We did not purchase any of our shares under the stock repurchase program during the three months ended March 31, 2004 or 2003. A summary of the activity to date for this repurchase program is as follows (in thousands, except per share amounts):

	2004	2003	2002	2001	2000	1999	Total
Shares repurchased	—	—	1,573	3,020	1,090	656	6,339
Total amount paid	—	—	$18,920	$109,460	$51,088	$20,242	$199,710
Weighted-average price per share	—	—	$12.02	$36.25	$46.87	$30.88	$31.51

At March 31, 2004, the total remaining number of shares available for repurchase under the program totaled 3.7 million shares. Our amended credit facility restricts the amount of common stock we can repurchase under our stock repurchase program to $50 million, and at this time, also restricts our ability to purchase any additional shares until we achieve a certain leverage ratio. We do not expect to achieve this leverage ratio in 2004 and as a result, we do not expect to purchase any shares under this program during 2004.

Capital Resources

We continue to make investments in client contracts, capital equipment, facilities, research and development, and at our discretion, may continue to make voluntary principal payments on our long-term debt. The scheduled principal payments on our long-term debt within the next 12 months are $19.6 million, with the first payment due on June 30, 2004 in the amount of $1.9 million. Although it is part of our growth strategy, we are not likely to enter into any significant business or asset acquisitions during 2004 as a result of the limitations placed on such activities by our credit agreement.

We believe that our current cash and short-term investments, together with cash expected to be generated from future operating activities, will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

As discussed in greater detail above, our current debt agreement includes various restrictions on the use of our cash, and the free movement of cash between our subsidiaries. We believe we can modify our capital structure, either through an amendment to our current debt agreement or through alternative sources of capital resources, which may eliminate or significantly reduce these restrictions at costs similar to our current debt agreement. Our belief that we can modify our current capital structure, if necessary, is based primarily on our current expectations of future operating profitability and future cash flows to be generated from operations. We are currently evaluating the various opportunities we believe exist for our capital structure.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As discussed in our 2003 10-K, we are exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk. As of March 31, 2004, we had long-term debt of $198.9 million, consisting of a Tranche A Term Loan (“Tranche A”) with an outstanding balance of $59.8 million, a Tranche B Term Loan (“Tranche B”) with an outstanding balance of $139.1 million, and a revolving credit facility (the “Revolver”), with an outstanding balance of zero.

In March 2004, we made a $30 million mandatory prepayment on our credit facility using the proceeds from income tax refunds received in the first quarter of 2004. This $30 million mandatory prepayment, required under the First Amendment to the 2002 Credit Facility, was to be paid on or before July 30, 2004.

As a result of the mandatory prepayment, the combined scheduled maturities of Tranche A and Tranche B for the remainder of 2004 and for the remaining term of the 2002 Credit Facility are as follows (in thousands):

	Remainder of 2004	2005	2006	2007	2008	Total
Tranche A	$14,392	$19,623	$20,655	$5,164	$—	$59,834
Tranche B	745	1,423	1,423	101,714	33,786	139,091

Total payments	$15,137	$21,046	$22,078	$106,878	$33,786	$198,925

The interest rate features on our long-term debt are discussed in detail in our 2003 10-K. As of March 31, 2004, we have six-month LIBOR contracts that lock in the interest rates on $3.7 million of long-term debt until June 30, 2004, and have six-month LIBOR contracts that lock in the interest rates on $195.2 million of long-term debt until September 30, 2004. The interest rates on the LIBOR contracts that mature on June 30, 2004, are based upon a contracted LIBOR rate of 1.2125% (for a combined interest rate of 4.4625% for the Tranche A Loan and 4.7125% for the Tranche B Loan). The interest rates on the LIBOR contracts that mature on September 30, 2004, are based upon a contracted LIBOR rate of 1.16% (for a combined interest rate of 4.41% for the Tranche A Loan and 4.66% for the Tranche B Loan).

We continually evaluate whether we should enter into derivative financial instruments as an additional means to manage our interest rate risk, but as of the date of this filing, have not entered into such instruments. We believe the carrying amount of our long-term debt approximates its fair value due to the long-term debt’s variable interest rate features.

Foreign Exchange Rate Risk. Our approximate percentage of total revenues generated outside the U.S. for the years ended December 31, 2003 and 2002 was 32% and 25%, respectively. Our approximate percentage of total revenues generated outside the U.S. for the three months ended March 31, 2004 and 2003 was 26% and 25%, respectively. Refer to our 2003 10-K for further discussion of our foreign exchange rate risk.

We continue to evaluate whether we should enter into derivative financial instruments for the purposes of managing our foreign currency exchange rate risk, but, as of the date of this filing, we have not entered into such instruments. A hypothetical adverse change of 10% in the March 31, 2004 foreign currency exchange rates would not have a material impact upon our results of operations.

Market Risk Related to Short-term Investments. There have been no material changes to our market risks related to short-term investments during the three months ended March 31, 2004.

Item 4.	Controls and Procedures

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

(b) Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined by Rule 13a-15(f), to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the CEO and CFO concluded that there has been no such change during the quarter covered by this report.

CSG SYSTEMS INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of our management, we are not presently a party to any material pending or threatened legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2004 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 - January 31	16,589	$12.84	—	3,661,108
February 1 - February 29	—	N/A	—	3,661,108
March 1 - March 31	—	N/A	—	3,661,108

Total	16,589	$12.84	—	3,661,108

[1]	The total number of shares purchased represents shares purchased and cancelled in connection with minimum tax withholdings as the result of the vesting of restricted stock under the Company’s stock-based compensation plans.

[2]	In August 1999, the Company’s Board of Directors approved a stock repurchase program which authorized the Company to purchase up to a total of five million shares of its common stock from time-to-time as business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of ten million shares. This column discloses the number of shares purchased pursuant to the stock repurchase plan during the indicated time periods.

Item 3-5.	None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

2.34	Second Amendment, dated as of January 1, 2004, to the Amended and Restated Credit Agreement, dated February 28, 2002, among CSG Systems International, Inc., a Delaware corporation, CSG Systems Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, BNP Paribas, as administrative agent, Lehman Commercial Paper, Inc., as syndication agent, and Credit Lyonnais New York Branch, the Bank of Nova Scotia and Wells Fargo Bank, National Association, as co-documentation agents

2.35	Third Amendment and Second Waiver, dated as of March 16, 2004, to the Amended and Restated Credit Agreement, dated February 28, 2002, among CSG Systems International, Inc., a Delaware corporation, CSG Systems Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, BNP Paribas, as administrative agent, Lehman Commercial Paper, Inc., as syndication agent, and Credit Lyonnais New York Branch, the Bank of Nova Scotia and Wells Fargo Bank, National Association, as co-documentation agents

10.02	CSG Employee Stock Purchase Plan

10.20	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

10.21	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation, dated April 1, 1999 and First, Second, Third, Fourth, Sixth, Eighth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth, Seventeenth, Eighteenth, Nineteenth, Twentieth, Twenty-First, Twenty-Second, Twenty-Third, Twenty-Sixth, Twenty-Seventh, Twenty-Eighth, Twenty-Ninth, Thirtieth, Thirty-First, Thirty-Third, and Thirty-Fifth Amendments

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 – Certain Cautionary Statements and Risk Factors

(b)	Reports on Form 8-K

•	Form 8-K dated March 17, 2004, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated March 17, 2004. The press release announced that the Company had signed a new contract with Comcast Cable

•	Form 8-K dated March 17, 2004, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated March 17, 2004. The press release announced revised 2004 financial guidance as a result of the new Comcast Cable contract.

•	Form 8-K dated April 27, 2004, under Item 12, Results of Operations and Financial Condition, was filed with the Securities and Exchange Commission which included a press release dated April 27, 2004. The press release announced the Company’s first quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Neal C. Hansen

Neal C. Hansen Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Peter E. Kalan

Peter E. Kalan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Randy R. Wiese

Randy R. Wiese Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

2.34	Second Amendment, dated as of January 1, 2004, to the Amended and Restated Credit Agreement, dated February 28, 2002, among CSG Systems International, Inc., a Delaware corporation, CSG Systems Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, BNP Paribas, as administrative agent, Lehman Commercial Paper, Inc., as syndication agent, and Credit Lyonnais New York Branch, the Bank of Nova Scotia and Wells Fargo Bank, National Association, as co-documentation agents

2.35	Third Amendment and Second Waiver, dated as of March 16, 2004, to the Amended and Restated Credit Agreement, dated February 28, 2002, among CSG Systems International, Inc., a Delaware corporation, CSG Systems Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, BNP Paribas, as administrative agent, Lehman Commercial Paper, Inc., as syndication agent, and Credit Lyonnais New York Branch, the Bank of Nova Scotia and Wells Fargo Bank, National Association, as co-documentation agents

10.02	CSG Employee Stock Purchase Plan

10.20*	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

10.21*	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation, dated April 1, 1999 and First, Second, Third, Fourth, Sixth, Eighth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth, Seventeenth, Eighteenth, Nineteenth, Twentieth, Twenty-First, Twenty-Second, Twenty-Third, Twenty-Sixth, Twenty-Seventh, Twenty-Eighth, Twenty-Ninth, Thirtieth, Thirty-First, Thirty-Third, and Thirty-Fifth Amendments

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 – Certain Cautionary Statements and Risk Factors

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.