Form 10-Q
period 2004-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2004-08-06
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Shares of common stock outstanding at August 4, 2004: 52,034,990.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2004

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,004	$105,397
Short-term investments	2,197	—

Total cash, cash equivalents and short-term investments	131,201	105,397
Trade accounts receivable-
Billed, net of allowance of $6,942 and $11,145	123,720	130,691
Unbilled and other	13,756	18,042
Deferred income taxes	5,971	9,134
Income taxes receivable	4,353	35,076
Other current assets	12,000	11,697

Total current assets	291,001	310,037
Property and equipment, net of depreciation of $94,134 and $89,529	33,827	38,218
Software, net of amortization of $70,069 and $62,957	31,414	37,780
Goodwill	217,778	219,199
Client contracts, net of amortization of $56,143 and $50,973	52,772	57,458
Deferred income taxes	49,485	53,327
Other assets	8,893	8,756

Total assets	$685,170	$724,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$45,137
Client deposits	19,317	17,175
Trade accounts payable	21,187	21,291
Accrued employee compensation	28,129	32,415
Deferred revenue	57,870	52,655
Income taxes payable	15,894	20,723
Arbitration charge payable	—	25,181
Other current liabilities	20,725	25,818

Total current liabilities	163,122	240,395

Non-current liabilities:
Long-term debt, net of current maturities	230,000	183,788
Deferred revenue	4,381	3,270
Other non-current liabilities	5,306	6,537

Total non-current liabilities	239,687	193,595

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 17,526,955 and 8,911,634 shares reserved for employee stock purchase plan, stock incentive plans, and convertible debt securities; 52,029,424 and 53,788,062 shares outstanding	597	593
Additional paid-in capital	292,721	281,784
Deferred employee compensation	(2,646)	(4,458)
Accumulated other comprehensive income:
Unrealized gain (loss) on short-term investments, net of tax	(2)	1
Cumulative translation adjustments	6,755	6,519
Treasury stock, at cost, 7,636,496 and 5,499,796 shares	(211,110)	(171,111)
Accumulated earnings	196,046	177,457

Total stockholders’ equity	282,361	290,785

Total liabilities and stockholders’ equity	$685,170	$724,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)		(unaudited)
Revenues:
Processing and related services	$80,895	$91,041	$162,027	$182,217
Software	8,109	12,148	15,746	22,312
Maintenance	23,653	22,828	48,704	45,231
Professional services	17,006	16,344	33,550	34,533

Total revenues	129,663	142,361	260,027	284,293

Cost of revenues:
Cost of processing and related services	34,619	35,557	68,425	69,676
Cost of software and maintenance	17,162	17,395	33,436	35,705
Cost of professional services	15,616	14,673	29,766	33,228

Total cost of revenues	67,397	67,625	131,627	138,609

Gross margin (exclusive of depreciation)	62,266	74,736	128,400	145,684

Operating expenses:
Research and development	14,382	16,922	30,222	32,420
Selling, general and administrative	22,242	32,184	45,465	62,020
Depreciation	3,517	4,334	7,153	8,933
Restructuring charges	145	993	2,296	4,152

Total operating expenses	40,286	54,433	85,136	107,525

Operating income	21,980	20,303	43,264	38,159

Other income (expense):
Interest expense	(2,684)	(3,482)	(6,238)	(7,356)
Write-off of deferred financing costs	(6,569)	—	(6,569)	—
Interest and investment income, net	273	443	556	731
Other, net	(537)	2,443	(1,050)	2,829

Total other	(9,517)	(596)	(13,301)	(3,796)

Income before income taxes	12,463	19,707	29,963	34,363
Income tax provision	(4,707)	(7,988)	(11,374)	(13,937)

Net income	$7,756	$11,719	$18,589	$20,426

Basic net income per common share:
Net income available to common stockholders	$0.15	$0.23	$0.36	$0.40

Weighted average common shares	51,285	51,355	51,483	51,330

Diluted net income per common share:
Net income available to common stockholders	$0.15	$0.23	$0.36	$0.40

Weighted average common shares	52,096	51,656	52,175	51,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	June 30, 2004	June 30, 2003
	(unaudited)
Cash flows from operating activities:
Net income	$18,589	$20,426
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	7,153	8,933
Amortization	13,572	12,366
Restructuring charge for abandonment of facilities	595	683
Loss on short-term investments	3	—
Write-off of deferred financing costs	6,569	—
Deferred income taxes	7,046	1,958
Tax benefit of stock options exercised	423	9
Stock-based employee compensation	7,945	2,709
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	11,654	(3,496)
Other current and noncurrent assets	(401)	(546)
Arbitration charge payable	(25,181)	—
Income taxes payable/receivable	27,454	481
Accounts payable and accrued liabilities	(9,064)	(4,690)
Deferred revenue	5,794	20,530

Net cash provided by operating activities	72,151	59,363

Cash flows from investing activities:
Purchases of property and equipment	(2,785)	(2,920)
Purchases of short-term investments	(6,813)	(11)
Proceeds from sale of short-term investments	4,610	—
Acquisition of businesses and assets, net of cash acquired	(852)	(2,335)
Acquisition of and investments in client contracts	(1,185)	(1,030)

Net cash used in investing activities	(7,025)	(6,296)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,833	855
Repurchase of common stock	(40,448)	—
Proceeds from long-term debt	230,000	—
Payments on long-term debt	(228,925)	(21,075)
Payments of deferred financing costs	(7,158)	(87)

Net cash used in financing activities	(41,698)	(20,307)

Effect of exchange rate fluctuations on cash	179	227

Net increase in cash and cash equivalents	23,607	32,987
Cash and cash equivalents, beginning of period	105,397	94,424

Cash and cash equivalents, end of period	$129,004	$127,411

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for-
Interest	$5,009	$5,774
Income taxes	(25,172)	9,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC (the “Company’s 2003 10-K”). The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the expected results for the entire year ending December 31, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the three months ended June 30, 2004 and 2003 was $44.0 million and $38.5 million, respectively, and for the six months ended June 30, 2004 and 2003 was $88.3 million and $76.4 million, respectively.

Stock-Based Compensation Expense. During the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock-based awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the prospective method of transition as outlined in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment of FASB Statement No. 123” (“SFAS 148”). The adoption of SFAS 123 was effective as of January 1, 2003. Under the prospective method of transition, all stock-based awards granted, modified, or settled on or after January 1, 2003, are accounted for in accordance with SFAS 123. Stock-based awards granted prior to January 1, 2003, continue to be accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (“APB 25”), and follow the disclosure provisions of SFAS 123 and SFAS 148. As a result, the Company has restated its condensed consolidated financial statements for the three and six months ended June 30, 2003 to reflect the inclusion of additional stock-based compensation expense of $0.2 million and $0.3 million, respectively.

At June 30, 2004, the Company had five stock-based compensation plans. The Company recorded stock-based compensation expense of $3.8 million and $1.4 million, respectively, for the three months ended June 30, 2004 and 2003 and $7.9 million and $2.7 million, respectively, for the six months ended June 30, 2004 and 2003. Stock-based compensation expense is included in the following income statement captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of processing and related services	$643	$13	$1,264	$16
Cost of software and maintenance	251	4	469	5
Cost of professional services	299	5	574	8
Research and development	459	11	930	14
Selling, general and administrative	2,148	1,381	4,708	2,666

Total stock-based compensation expense	$3,800	$1,414	$7,945	$2,709

Awards under the Company’s stock-based compensation plans generally vest over periods ranging from three to four years. Because the Company follows APB 25 for all stock-based awards granted prior to January 1, 2003, and the prospective method of transition under SFAS 148 for stock-based awards granted, modified, or settled on or after January 1, 2003, compensation expense recorded in the Company’s accompanying Consolidated Statements of Income is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for the Company’s five stock-based compensation plans been based on the fair value at the grant dates for awards under those plans for all periods, consistent with the methodology of SFAS 123, the Company’s net income and net income per share available to common stockholders for the three and six months ended June 30, 2004 and 2003, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$7,756	$11,719	$18,589	$20,426
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,362	879	4,938	1,684
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,814)	(5,258)	(7,667)	(10,604)

Net income, pro forma	$6,304	$7,340	$15,860	$11,506

Net income per share:
Basic – as reported	$0.15	$0.23	$0.36	$0.40
Basic – pro forma	0.12	0.14	0.31	0.22

Diluted – as reported	0.15	0.23	0.36	0.40
Diluted – pro forma	0.12	0.14	0.31	0.22

Reclassification and Restatement. Certain June 30, 2003 amounts have been reclassified to conform to the June 30, 2004 presentation. In addition, as discussed above, the Company restated 2003 amounts to reflect the adoption of SFAS 123 effective January 1, 2003.

3. DEBT

Convertible Debt Securities

On June 2, 2004, the Company completed an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 (the “Convertible Debt Securities”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933.

The Company used the proceeds from the Convertible Debt Securities, along with available cash, cash equivalents and short-tem investments, to: (i) repay the outstanding balance of $198.9 million and terminate its 2002 Credit Facility (including the revolving credit facility); (ii) repurchase 2.1 million shares of the Company’s common stock for $40.0 million (market price of $18.72 per share) from the initial purchasers of the Convertible Debt Securities; and (iii) pay debt issuance costs of $6.9 million, of which $6.3 million consisted of underwriting commissions.

The Convertible Debt Securities are unsecured, subordinated to any of the Company’s future senior debt, and senior to the Company’s future junior subordinated debt. The Convertible Debt Securities, issued at a price of 100% of their principal amount, bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2004. The $6.9 million of deferred financing costs related to the Convertible Debt Securities issuance are being amortized to interest expense over seven years. The Convertible Debt Securities are callable by the Company for cash, on or after June 20, 2011, at a redemption price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities can be put back to the Company by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus any accrued interest.

Commencing with the six-month period beginning June 15, 2011, the Company will pay contingent interest equal to 0.25% of the average trading price of the Convertible Debt Securities during any six-month period if the average trading price of the Convertible Debt Securities for the five consecutive trading days ending on the second trading day immediately preceding the first day of the six-month period equals 120% or more of the principal amount of the Convertible Debt Securities.

The Convertible Debt Securities are convertible into the Company’s common stock, under the specified conditions below, at an initial conversion rate of 37.3552 shares per $1,000 principal amount of Convertible Debt Securities, which is equal to a conversion price of $26.77 per share and represents a maximum of 8.6 million shares of potentially issuable Company common stock. The conversion rate can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase Company stock at a price below the then-current market price, cash dividends, and certain purchases by the Company of its common stock pursuant to a tender offer or exchange offer.

Holders of the Convertible Debt Securities can convert their securities: (i) at any time the price of the Company’s common stock trades over $34.80 per share (130% of the $26.77 conversion price) for a specified period of time; (ii) at any time the trading price of the Convertible Debt Securities fall below 98% of the average conversion value for the Convertible Debt Securities for a specified period of time; (iii) upon the Company exercising its right to redeem the Convertible Debt Securities at any time after June 20, 2011; and (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control.

The Company has the right to settle the Convertible Debt Securities upon conversion by delivering Company common stock, cash or any combination of Company common stock and cash. At any time prior to maturity, the Company may irrevocably elect at its sole discretion to satisfy in cash 100% of the principal amount of the Convertible Debt Securities converted after the date of such election. After such election, the Company may still satisfy its conversion obligation, to the extent it exceeds the principal amount in cash or common stock, or a combination of cash and common stock.

As of June 30, 2004, the Convertible Debt Securities were not registered with the SEC. The Company has entered into a registration rights agreement with the initial purchasers, in which the Company has agreed to: (i) file a shelf registration statement with the SEC for the benefit of the holders of the Convertible Debt Securities within 90 days of the completion of the Convertible Debt Securities offering; (ii) use reasonable best efforts to cause such registration statement to become effective as promptly as possible, but in no event later than 180 days from the completion of the Convertible Debt Securities offering; and (iii) keep the registration statement effective for a specified period of time. If the Company defaults on the registration rights agreement, it will be required to pay additional interest at a rate of 0.25% per annum on the principal amount of the Convertible Debt Securities up to and including the 90th day following such default, and additional interest at a rate of 0.50% per annum on the principal amount of the Convertible Debt Securities from and after the 91st day following such default. On July 16, 2004, the Company filed, with the SEC, a shelf registration statement on Form S-3 for the Convertible Debt Securities.

The fair value of the Convertible Debt Securities as of June 30, 2004, based upon quoted market prices, was approximately $237 million. The contingent interest feature of the Convertible Debt Securities discussed above is considered an embedded derivative that is required to be bifurcated and accounted for as a freestanding derivative financial instrument. The fair value of this derivative financial instrument, as of June 30, 2004, was not significant.

2002 Credit Facility

New Amendments. During the first quarter of 2004, the Company entered into two amendments to its 2002 Credit Facility. The Second Amendment was made to clarify the Company’s ability to repurchase its common stock in certain situations pursuant to the Company’s stock-based compensation plans. The Third Amendment was made in conjunction with the Company signing the Comcast Contract (see Note 7).

Mandatory Prepayment. In March 2004, the Company made a $30 million mandatory prepayment on its 2002 Credit Facility using the proceeds from income tax refunds received in the first quarter of 2004. This $30 million mandatory prepayment, required under the First Amendment to the 2002 Credit Facility, was to be paid on or before July 30, 2004.

Repayment and Termination. As discussed above, the Company used a portion of the proceeds from the Convertible Debt Securities to repay and terminate the 2002 Credit Facility. As a result, the Company wrote-off unamortized deferred financing costs attributable to the 2002 Credit Facility of $6.6 million during the second quarter of 2004.

4. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

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

1996 Employee Stock Purchase Plan. During the second quarter of 2004, the Company’s stockholders approved a 500,000 share increase in the authorized number of shares available under the 1996 Employee Stock Purchase Plan, bringing the total number of authorized shares to be sold under the plan to 958,043. As of June 30, 2004, 534,909 shares remain eligible for purchase under the plan.

Stock Repurchase Program. Effective June 2, 2004, the Company’s Board of Directors approved a five million increase in the number of shares the Company is authorized to repurchase under its stock repurchase program, bringing the total number of authorized shares to 15.0 million. During the second quarter of 2004 (in conjunction with the issuance of the Convertible Debt Securities) the Company repurchased 2.1 million shares of its common stock for $40.0 million (market price of $18.72 per share). As of June 30, 2004, the total shares repurchased under the Company’s stock repurchase program since its inception in August 1999 totaled 8.5 million shares, at a total repurchase price of approximately $240 million (weighted-average price of $28.28 per share). At June 30, 2004, the total remaining number of shares authorized for repurchase under the program totaled 6.5 million shares.

5. EARNINGS PER COMMON SHARE

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

No reconciliation of the basic and diluted EPS numerators is necessary for the three and six months ended June 30, 2004 and 2003, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic common shares outstanding	51,285	51,355	51,483	51,330
Dilutive effect of stock options	403	112	341	102
Dilutive effect of unvested restricted stock	408	189	351	138
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted common shares outstanding	52,096	51,656	52,175	51,570

The following table sets forth the potential common shares that were excluded from the EPS computation as their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Common stock options	799	5,817	993	6,420
Unvested restricted stock	529	—	816	—

Total	1,328	5,817	1,809	6,420

The Convertible Debt Securities were excluded from the computation of diluted EPS since none of the contingent conversion features have been met as of June 30, 2004 (see Note 3). Under application of existing GAAP, the Convertible Debt Securities are not included within the computation of diluted EPS until one of the contingent conversion features has been met.

6. COMPREHENSIVE INCOME

The Company’s components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$7,756	$11,719	$18,589	$20,426
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	(764)	4,947	237	2,903
Unrealized gain (loss) on short-term investments	(3)	—	(3)	7

Comprehensive income	$6,989	$16,666	$18,823	$23,336

7. SIGNIFICANT CLIENTS

Comcast Corporation

Arbitration Resolution. During 2002 and 2003, the Company was involved in various legal proceedings with its largest client, Comcast Corporation (“Comcast”), consisting principally of arbitration proceedings related to the Comcast Master Subscriber Agreement. In October 2003, the Company received the final ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by the Company to Comcast. The award was based on the arbitrator’s determination that the Company had violated the most favored nations (“MFN”) clause of the Comcast Master Subscriber Agreement. The Company recorded the impact from the arbitration ruling in the third quarter of 2003 as a charge against its revenues. In the fourth quarter of 2003, the Company paid approximately $95 million of the arbitration award to Comcast, and in January 2004, the Company paid the remaining portion of the arbitration award of approximately $25 million. In addition to the arbitration award, the Company paid to Comcast interest of $1.1 million, of which $0.1 million was reflected as interest expense in the first quarter of 2004.

Signing of New Comcast Contract. In March 2004, the Company signed a new contract with Comcast (the “Comcast Contract”). The Comcast Contract superseded the former Comcast Master Subscriber Agreement that was set to expire at the end of 2012. The term of the new agreement runs through December 31, 2008. See Note 9 for discussion of the client contracts intangible asset related to the Comcast Contract.

Echostar Communications

Signing of New Contract Amendment. Echostar Communications (“Echostar”) is the Company’s second largest client. In February 2004, the Company signed the Thirtieth Amendment to the Echostar Master Subscriber Agreement, extending the term of the Echostar Master Subscriber Agreement until March 1, 2006. The Echostar Master Subscriber Agreement was previously set to expire at the end of 2004.

8. SEGMENT INFORMATION

The Company serves its clients through its two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”). The Company’s operating segment information and corporate overhead costs are presented below (in thousands, except percentages).

	Three Months Ended June 30, 2004
	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$80,278	$617	$—	$80,895
Software revenues	935	7,174	—	8,109
Maintenance revenues	4,546	19,107	—	23,653
Professional services revenues	254	16,752	—	17,006

Total revenues	86,013	43,650	—	129,663
Segment operating expenses (1)	48,699	42,682	16,157	107,538

Contribution margin (loss) (1)	$37,314	$968	$(16,157)	$22,125

Contribution margin percentage	43.4%	2.2%	N/A	17.1%

Certain non-cash expenses:
Amortization of investment in client contracts (3)	$2,992	$—	$—	$2,992
Other intangible assets amortization	—	3,760	—	3,760
Depreciation	1,688	942	887	3,517
Stock-based compensation	1,095	824	1,881	3,800

Total	$5,775	$5,526	$2,768	$14,069

	Three Months Ended June 30, 2003 (2)
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$90,433	$608	$—	$91,041
Software revenues	466	11,682	—	12,148
Maintenance revenues	5,079	17,749	—	22,828
Professional services revenues	212	16,132	—	16,344

Total revenues	96,190	46,171	—	142,361

Segment operating expenses (1)	53,448	48,213	19,404	121,065

Contribution margin (loss) (1)	$42,742	$(2,042)	$(19,404)	$21,296

Contribution margin (loss) percentage	44.4%	(4.4)%	N/A	15.0%

Certain non-cash expenses:
Amortization of investment in client contracts (3)	$1,664	$—	$—	$1,664
Other intangible assets amortization	—	3,367	—	3,367
Depreciation	2,327	1,072	935	4,334
Stock-based compensation	38	20	1,356	1,414

Total	$4,029	$4,459	$2,291	$10,779

	Six Months Ended June 30, 2004
	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$160,722	$1,305	$—	$162,027
Software revenues	1,823	13,923	—	15,746
Maintenance revenues	9,673	39,031	—	48,704
Professional services revenues	398	33,152	—	33,550

Total revenues	172,616	87,411	—	260,027

Segment operating expenses (1)	97,954	85,251	31,262	214,467

Contribution margin (loss) (1)	$74,662	$2,160	$(31,262)	$45,560

Contribution margin percentage	43.3%	2.5%	N/A	17.5%

Certain non-cash expenses:
Amortization of investment in client contracts (3)	$5,087	$—	$—	$5,087
Other intangible assets amortization	—	7,313	—	7,313
Depreciation	3,475	1,915	1,763	7,153
Stock-based compensation	2,194	1,654	4,097	7,945

Total	$10,756	$10,882	$5,860	$27,498

	Six Months Ended June 30, 2003 (2)
	Broadband Division	GSS Division	Corporate	Total

Processing revenues	$180,882	$1,335	$—	$182,217
Software revenues	2,135	20,177	—	22,312
Maintenance revenues	10,108	35,123	—	45,231
Professional services revenues	582	33,951	—	34,533

Total revenues	193,707	90,586	—	284,293

Segment operating expenses (1)	105,083	99,535	37,364	241,982

Contribution margin (loss) (1)	$88,624	$(8,949)	$(37,364)	$42,311

Contribution margin (loss) percentage	45.8%	(9.9)%	N/A	14.9%

Certain non-cash expenses:
Amortization of investment in client contracts (3)	$3,304	$—	$—	$3,304
Other intangible assets amortization	—	7,808	—	7,808
Depreciation	4,855	2,213	1,865	8,933
Stock-based compensation	76	41	2,592	2,709

Total	$8,235	$10,062	$4,457	$22,754

(1)	Segment operating expenses and contribution margin (loss) exclude restructuring charges of $0.1 million and $1.0 million, respectively, for the three months ended June 30, 2004 and 2003, and $2.3 million and $4.2 million, respectively, for the six months ended June 30, 2004 and 2003.
(2)	During the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock-based awards in accordance with SFAS 123, using the prospective method of transition (see Note 2). The adoption of SFAS 123 was effective as of January 1, 2003. As a result, the segment operating results for the three and six months ended June 30, 2003 have been restated to reflect the inclusion of additional stock-based compensation expense of $0.2 million and $0.3 million, respectively.
(3)	Amortization related to investments in client contracts has been reflected as a reduction in processing and related services revenues in the segment information presented above and in the accompanying Condensed Consolidated Statements of Income.

Reconciling information between reportable segments contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Segment contribution margin	$22,125	$21,296	$45,560	$42,311
Restructuring charges	(145)	(993)	(2,296)	(4,152)

Operating income	21,980	20,303	43,264	38,159
Interest expense	(2,684)	(3,482)	(6,238)	(7,356)
Write-off of deferred financing costs	(6,569)	—	(6,569)	—
Other	(264)	2,886	(494)	3,560

Income before income taxes	$12,463	$19,707	$29,963	$34,363

Of the $0.1 million and $2.3 million restructuring charges recorded in the three and six months ended June 30, 2004, zero and $0.2 million relate to the Broadband Division, $0.1 million and $1.4 million relate to the GSS Division, and zero and $0.7 million relate to Corporate. Of the $1.0 million and $4.2 million restructuring charges recorded in the three and six months ended June 30, 2003, $1.0 million and $4.1 million relate to the GSS Division, and zero and $0.1 million relate to Corporate.

9. LONG LIVED ASSETS

Goodwill. The Company does not have any intangible assets with indefinite lives other than goodwill. The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2004 was as follows (in thousands):

	Broadband Division	GSS Division	Consolidated
Balance as of December 31, 2003	$623	$218,576	$219,199
Impairment losses	—	—	—
Adjustment to Kenan Business acquired assets and assumed liabilities	—	(1,508)	(1,508)
Effects of changes in foreign currency exchange rates and other	—	87	87

Balance as of June 30, 2004	$623	$217,155	$217,778

Other Intangible Assets. The Company’s intangible assets subject to amortization consist of client contracts and software. As of June 30, 2004 and December 31, 2003 the carrying values of these assets were as follows (in thousands):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$108,915	$(56,143)	$52,772	$108,431	$(50,973)	$57,458
Software	101,483	(70,069)	31,414	100,737	(62,957)	37,780

Total	$210,398	$(126,212)	$84,186	$209,168	$(113,930)	$95,238

The aggregate amortization related to intangible assets for the three months ended June 30, 2004 and 2003 was $6.8 million and $5.0 million, respectively, and for the six months ended June 30, 2004 and 2003 was $12.4 million and $11.1 million, respectively. Based on the June 30, 2004 net carrying value of these intangible assets, the estimated aggregate amortization for each of the five succeeding fiscal years ending December 31 are: 2004 – $25.6 million; 2005 – $25.1 million; 2006 – $21.4 million; 2007 – $13.6 million; and 2008 – $11.8 million. These amounts have been revised from the amounts disclosed as of December 31, 2003, primarily as a result of the change in amortization related to the Comcast client contracts intangible asset, as discussed below.

Carrying Value of the GSS Division’s Intangible Assets. As of June 30, 2004, there was approximately $31 million in net intangible assets (software) and approximately $217 million of goodwill that was attributable to the GSS Division, which included the assets from the Kenan Business, ICMS, Davinci, and plaNet acquisitions. Due to the poor economic conditions of the global telecommunications industry, and the resulting impacts this situation had on the GSS Division’s business, to include declining revenues, segment contribution losses, and the initiation of various cost reduction and restructuring programs since the acquisition of the Kenan Business in early 2002, the Company performed certain financial analyses (including work by an outside valuation firm) during the second quarter of 2003 and concluded that based on such work, there had been no impairment of the GSS Division’s goodwill or its other long-lived assets. In addition, the Company performed its annual goodwill impairment test in the third quarter of 2003, and concluded that no impairment of the GSS Division’s goodwill had occurred at that time.

As of June 30, 2004, the Company concluded that no events or changes in circumstances have occurred since that time to warrant an impairment assessment of the GSS Division’s goodwill and/or other long-lived intangible assets. The Company will continue to monitor the carrying value of these assets during the period of economic recovery for the telecommunications industry and will perform its annual goodwill impairment testing in the third quarter of 2004. If the current economic conditions take longer to recover than anticipated, it is reasonably possible that a review for impairment of the goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Carrying Value of Broadband Division’s Intangible Assets. As of June 30, 2004, the Broadband Division had client contracts intangible assets with a net carrying value of approximately $53 million. Of this amount, approximately $50 million related to the Comcast Contract. As discussed in Note 7 above, during the first quarter of 2004, the

Company signed a new contract with Comcast. The Company has evaluated the carrying value of this intangible asset in light of the net cash flows expected to be generated from the Comcast Contract, and has concluded that there was no impairment to this asset as a result of the new Comcast Contract. However, as a result of the shortened term of the Comcast Contract, effective in March 2004, the Company was required to accelerate the amortization of this intangible asset. The Company’s revised estimated amortization of all client contracts intangible assets, reflecting the accelerated amortization resulting from the Comcast Contract, for each of the five succeeding fiscal years ending December 31 are: 2004 - $11.2 million; 2005 - $12.1 million; 2006 - $12.0 million; 2007 - $12.0 million; and 2008 - $11.8 million.

10. RESTRUCTURING CHARGES

Cost Reduction Initiatives. Due to the economic decline in the global telecommunications industry and the uncertainty in the timing and the extent of any economic turnaround within the industry, beginning in the third quarter of 2002 and continuing through the third quarter of 2003, the Company implemented several cost reduction initiatives resulting in restructuring charges. In addition, in response to the expected reduction in revenues resulting from the Comcast arbitration ruling received in October 2003, the Company implemented a cost reduction initiative in the fourth quarter of 2003. A summary of the Company’s cost reduction initiatives through June 30, 2004 is as follows:

•	During the third quarter of 2002, the cost reduction initiative consisted of: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the Company’s then current workforce); (ii) limited hiring of new employees; (iii) a reduction of the Company’s facilities and infrastructure support costs, including facility consolidations and abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment. Substantially all of the involuntary employee terminations were completed during the third quarter of 2002, with the remainder completed during the fourth quarter of 2002.

•	During the first quarter of 2003, the cost reduction initiative consisted of involuntary employee terminations of approximately 70 people (approximately 2% of the Company’s then current workforce). All of these involuntary employee terminations were completed by the end of the first quarter of 2003, and consisted principally of individuals within the GSS Division.

•	During the second and third quarters of 2003, the cost reduction initiative consisted principally of involuntary employee terminations of approximately 60 people (approximately 2% of the Company’s then current workforce). All of these involuntary employee terminations were completed by the end of the third quarter of 2003, and consisted principally of individuals within the GSS Division.

•	During the fourth quarter of 2003, the cost reduction initiative consisted of: (i) involuntary employee terminations from all areas of the Company of approximately 130 people (approximately 5% of the Company’s then current workforce), with the greatest percentage of these terminations occurring within the Broadband Division; (ii) a reduction of costs related to certain of the Company’s employee compensation and fringe benefit programs, to include a wage freeze; (iii) limited hiring of new employees; (iv) movement of certain product support and/or software research and development functions to lower cost locales; and (v) a reduction in costs in several discretionary spending areas. The fourth quarter of 2003 cost reduction initiative was substantially completed in the first six months of 2004, with additional involuntary employee terminations of approximately 40 people (2% of the Company’s then current workforce), all occurring within the GSS Division. Approximately 73% of the involuntary termination benefits accrued as of June 30, 2004 are expected to be paid by the end of the third quarter of 2004.

Restructuring Charges. As a result of the cost reduction initiatives described above, during the three months ended June 30, 2004 and 2003, the Company recorded restructuring charges of $0.1 million and $1.0 million, respectively. During the six months ended June 30, 2004 and 2003, the Company recorded restructuring charges of $2.3 million and $4.2 million, respectively. The restructuring costs have been reflected as a separate line item on the accompanying Condensed Consolidated Statements of Income. The components of the restructuring charges are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Involuntary employee terminations	$145	$999	$1,699	$3,471
Facility abandonments	—	(29)	595	654
All other	—	23	2	27

Total restructuring charges	$145	$993	$2,296	$4,152

The involuntary employee terminations component of the restructuring charges relates primarily to severance payments and job placement assistance for those terminated employees. The facility abandonments component of the restructuring charges relates to office facilities that are under long-term lease agreements that the Company has abandoned. The facility abandonments charge is equal to the present value of the future costs associated with those abandoned facilities, net of the estimated proceeds from any future sublease agreements. The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates used in recording the facility abandonments charge. As a result, there may be additional charges or reversals in the future related to the facilities that had been abandoned as of June 30, 2004.

Restructuring Reserves. The activity in the business restructuring reserves during the six months ended June 30, 2004 is as follows (in thousands):

	Termination Benefits	Facility Abandonments	Other	Total
December 31, 2003, balance	$2,118	$13,121	$—	$15,239
Charged to expense during period	1,699	595	2	2,296
Cash payments	(3,317)	(480)	(2)	(3,799)
Amortization of liability for facility abandonments	—	(3,080)	—	(3,080)
Other	—	84	—	84

June 30, 2004, balance	$500	$10,240	$—	$10,740

Of the $10.7 million business restructuring reserve as of June 30, 2004, $6.6 million was included in current liabilities and $4.1 million was included in non-current liabilities.

11. INCOME TAXES

The Company was in a domestic net operating loss (“NOL”) position for 2003 as a result of the Comcast $119.6 million arbitration charge (see Note 7). The Company’s income tax receivable as of December 31, 2003 was $35.1 million, which resulted from the Company’s ability to claim a refund for 2003 income taxes already paid, and from its ability to carry back the Company’s NOL to prior years. During the first quarter of 2004, the Company received approximately $34 million of this income tax receivable, and identified additional income tax receivable amounts during its final preparation of the 2003 U.S. Federal income tax return, which was filed in March 2004. As a result, the Company’s June 30, 2004, income taxes receivable is $4.4 million, which is expected to be collected within the next 12 months.

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

Contingent Consideration. Contingent consideration represents an arrangement to provide additional consideration to the seller in a business combination if contractually specified conditions related to the acquired entity are achieved. In the Davinci Business Acquisition, which closed in December 2002, the stock purchase agreement included contingent consideration related to the amount of the Company revenues in 2004, 2005 and 2006 associated with CSG Total Care (formerly Davinci’s m-Care solution). The maximum contingent consideration that could be paid out over the three years is $2.3 million. As of June 30, 2004, the Company had not accrued any amount for the 2004 portion of the contingent consideration as the outcome of the contingency is not determinable beyond a reasonable doubt.

Claims for Company Non-performance. The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company, or in the case of certain of the Company’s out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2004, the Company believes it had adequate reserves to cover any reasonably anticipated exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients.

Legal Proceedings. From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any material pending or threatened legal proceedings.

13. SALE OF ADELPHIA ACCOUNTS RECEIVABLE

In June 2002, one of the Company’s larger Broadband Division clients, Adelphia Communications (“Adelphia”), filed for bankruptcy protection. At that time, the Company adjusted its allowance for doubtful accounts and deferred revenue balances for the estimated realizability of Adelphia’s pre-bankruptcy accounts receivable. In the second quarter of 2004, the Company sold, without recourse, $8.0 million of Adelphia pre-bankruptcy accounts receivable to an independent third party for $6.3 million. The Company has accounted for the transfer of the pre-bankruptcy accounts receivable as a “sale” using the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets” and has removed the accounts receivable from the accompanying Condensed Consolidated Balance Sheet. The Company has no continuing involvement or retained interest in the transferred accounts receivable, and as a result of a bankruptcy court order stipulating to the amount of the pre-bankruptcy accounts receivable, there is no risk that the account receivable will be put back to the Company. The excess of the cash received over the net carrying value of the pre-bankruptcy accounts receivable at the date of sale, totaling $3.5 million, was recognized in earnings in the accompanying Condensed Consolidated Statements of Income during the second quarter of 2004, with $1.3 million recorded as processing revenues (primarily for services performed prior to the bankruptcy filing in June 2002) and $2.2 million as a reduction of bad debt expense.

CSG SYSTEMS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Processing and related services	$80,895	62.4%	$91,041	64.0%	$162,027	62.3%	$182,217	64.1%
Software	8,109	6.3	12,148	8.5	15,746	6.1	22,312	7.9
Maintenance	23,653	18.2	22,828	16.0	48,704	18.7	45,231	15.9
Professional services	17,006	13.1	16,344	11.5	33,550	12.9	34,533	12.1

Total revenues	129,663	100.0	142,361	100.0	260,027	100.0	284,293	100.0

Cost of revenues:
Cost of processing and related services	34,619	26.7	35,557	25.0	68,425	26.3	69,676	24.5
Cost of software and maintenance	17,162	13.2	17,395	12.2	33,436	12.9	35,705	12.6
Cost of professional services	15,616	12.1	14,673	10.3	29,766	11.4	33,228	11.7

Total cost of revenues	67,397	52.0	67,625	47.5	131,627	50.6	138,609	48.8

Gross margin (exclusive of depreciation)	62,266	48.0	74,736	52.5	128,400	49.4	145,684	51.2

Operating expenses:
Research and development	14,382	11.1	16,922	11.9	30,222	11.6	32,420	11.4
Selling, general and administrative	22,242	17.2	32,184	22.6	45,465	17.5	62,020	21.8
Depreciation	3,517	2.7	4,334	3.0	7,153	2.8	8,933	3.1
Restructuring charges	145	0.1	993	0.7	2,296	0.9	4,152	1.5

Total operating expenses	40,286	31.1	54,433	38.2	85,136	32.8	107,525	37.8

Operating income	21,980	16.9	20,303	14.3	43,264	16.6	38,159	13.4

Other income (expense):
Interest expense	(2,684)	(2.1)	(3,482)	(2.4)	(6,238)	(2.4)	(7,356)	(2.6)
Write-off of deferred financing costs	(6,569)	(5.0)	—	—	(6,569)	(2.5)	—	—
Interest and investment income, net	273	0.2	443	0.3	556	0.2	731	0.3
Other, net	(537)	(0.4)	2,443	1.6	(1,050)	(0.4)	2,829	1.0

Total other	(9,517)	(7.3)	(596)	(0.5)	(13,301)	(5.1)	(3,796)	(1.3)

Income before income taxes	12,463	9.6	19,707	13.8	29,963	11.5	34,363	12.1
Income tax provision	(4,707)	(3.6)	(7,988)	(5.6)	(11,374)	(4.4)	(13,937)	(4.9)

Net income	$7,756	6.0%	$11,719	8.2%	$18,589	7.1%	$20,426	7.2%

Basic net income per common share:
Net income available to common stockholders	$0.15		$0.23		$0.36		$0.40

Weighted average common shares	51,285		51,355		51,483		51,330

Diluted net income per common share:
Net income available to common stockholders	$0.15		$0.23		$0.36		$0.40

Weighted average common shares	52,096		51,656		52,175		51,570

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

General Market Conditions. Beginning in early 2001, the economic state of the global telecommunications industry deteriorated, resulting from (among other reasons) a general global economic downturn, network and plant overcapacity, and limited availability of capital. This trend continued into 2003. During this time frame, many companies operating within this industry publicly reported decreased revenues and earnings, and several companies filed for bankruptcy protection. Most telecommunications companies reduced their operating costs and capital expenditures to cope with the market conditions during these times. Since our clients operate within this industry sector, the economic state of this industry directly impacts our business, limiting the amount of money spent on customer care and billing products and services, as well as increasing the likelihood of uncollectible accounts receivable and lengthening the cash collection cycle.

Recent public reports, as well as our recent experiences with our client base, are providing signs of economic improvement within this industry sector. However, public reports are mixed as to whether the recovery is real, and whether the recovery is sustainable. If a turnaround in general market conditions occurs, it will likely be slow, and a full, sustained recovery, if it occurs at all, may take several years. In addition, public reports indicate that even though there are signs of market improvements, telecommunications companies appear to be spending at a cautious pace, possibly awaiting economic recovery within their own respective business before fully utilizing their capital budgets. As a result, we continue to be cautiously optimistic in our outlook, as our ability to increase our revenues and operating performance is highly dependent upon the pace at which the market recovers, the spending patterns of our client base, and ultimately, our success in selling new products and services to new and existing clients. There can be no assurance that the market will recover or that our client base will increase their spending activities, regardless of the market conditions, and even if so, that we will be successful in increasing our revenues and operating performance.

Broadband Division. The Broadband Division generates its revenues by providing outsourced customer care and billing services with its core product, CSG CCS/BP (“CCS”), to North American (primarily the United States)

broadband service providers, primarily for cable television, Internet, and satellite television product offerings. The market for the Broadband Division’s products and services is highly competitive, resulting in significant pricing pressures for contract renewals.

A summary of the key business matters for the Broadband Division in the second quarter of 2004 is as follows:

•	The Broadband Division’s second quarter of 2004 revenues totaled $86.0 million, compared to second quarter of 2003 revenues of $96.2 million (an 11% decrease) and first quarter of 2004 revenues of $86.6 million (a 1% decrease). The decrease in Broadband Division revenues between the second quarter of 2004 and the second quarter of 2003 relates primarily to the lower revenues from our largest client, Comcast Corporation (“Comcast”). See additional discussions of this matter below.

•	During the second quarter of 2004, we signed a new five-year customer care and billing services contract with Adelphia Communications (“Adelphia”), which includes services related to Adelphia’s delivery of Voice over IP services. The Adelphia services contract was subject to bankruptcy court approval, which was received during the current quarter. In conjunction with signing of this new contract, we sold, without recourse, $8.0 million of Adelphia pre-bankruptcy accounts receivable to an independent third party for $6.3 million. After taking into consideration the amounts of our allowance for doubtful accounts and deferred revenues related to this matter, this transaction resulted in $3.5 million of earnings benefit in the current quarter, with $1.3 million recorded as processing revenues (primarily for services performed prior to the bankruptcy filing in June 2002) and $2.2 million as a reduction of bad debt expense.

•	The Broadband Division has substantially completed its significant architectural upgrade to CCS and related services and software products, and has successfully migrated several clients to the new platform. See the “Business” section of our 2003 10-K for additional discussion of this effort.

•	The Broadband Division continues to invest in the product and services necessary to support our clients’ rollout of Voice over IP. In particular, we helped Time Warner continue to rollout Voice over IP services in several markets during the quarter.

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

The GSS Division’s revenues consist of software license and maintenance fees, and various professional and consulting services related to its software products (principally, implementation services). The market for the GSS Division’s products and services is highly competitive, resulting in significant pricing pressures for both new and existing client purchases. Historically, approximately 75% of the GSS Division’s revenues have been generated outside the U.S. We expect that a similar percentage of the GSS Division’s 2004 revenues will be generated outside the U.S.

A summary of the key business matters for the GSS Division in the second quarter of 2004 is as follows:

•	The GSS Division’s second quarter of 2004 revenues totaled $43.7 million, compared to second quarter of 2003 revenues of $46.2 million (a 5% decrease) and first quarter of 2004 revenues of $43.8 million (relatively flat between sequential quarters). Our GSS Division had a positive contribution margin in the second quarter of 2004 of $1.0 million, compared to a negative contribution margin in the second quarter of 2003 of $(2.0) million and a positive contribution margin in the first quarter of 2004 of $1.2 million. The improvement in contribution margin year-over-year is primarily due to lower operating expenses resulting primarily from various cost reduction initiatives.

•	The GSS Division expanded its relationship with existing customers as well as added new customers in the Asia Pacific region. Sichuan Telecom and Shanghai Telecom both will be using the Kenan FX framework to support their subscribers in the Chinese market. This brings the total number of customers that selected the Kenan FX framework to 16, including six additions during the second quarter of 2004.

Other Key Events.

•	During the second quarter of 2004, we reorganized our executive management team. Jack Pogge, President and Chief Operating Officer, ended his employment with our company on May 28, 2004 to coincide with our annual meeting of stockholders. Neal Hansen, CEO and Chairman, assumed the additional role of President. Additionally, William Fisher, President of our GSS Division, announced that he was resigning from our company. Neal Hansen has assumed the leadership of the GSS Division. During the second quarter of 2004, we recorded expense of $2.5 million related to these executive management departures in accordance with the terms of their employment agreements. This expense is included in SG&A expense in the accompanying Condensed Consolidated Statements of Income, and is included in corporate overhead costs in our segment results.

•	On June 2, 2004, we completed an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 (the “Convertible Debt Securities”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. We used the proceeds from the Convertible Debt Securities, along with available cash, cash equivalents and short term investments, to: (i) repay the outstanding balance of $198.9 million and terminate our 2002 Credit Facility (our bank debt); (ii) repurchase 2.1 million shares of our common stock for $40.0 million (market price of $18.72 per share) from the initial purchasers of the Convertible Debt Securities; and (iii) pay debt issuance costs of $6.9 million. As a result of the retirement of our existing debt, we wrote-off unamortized deferred financing costs attributable to the 2002 Credit Facility of $6.6 million during the second quarter of 2004. This write-off amount is reflected as a separate line item in the accompanying Condensed Consolidated Statements of Income. See Note 3 to the Financial Statements for further details of the Convertible Debt Securities.

•	During the second quarter of 2004, our Board of Directors increased the number of shares we are authorized to repurchase under our stock repurchase program by five million, to a total of 15.0 million shares.

Significant Client Relationships

Comcast

Background. Comcast is our largest client. During the second quarters of 2004 and 2003, revenues from Comcast represented approximately 15% and 25%, respectively, of our total consolidated revenues. The decrease in the percentage between the second quarters of 2004 and 2003 relates primarily to the impact of the new pricing Comcast received as a result of the October 2003 arbitration ruling, which is discussed below. Total revenues generated from Comcast in the first two quarters of 2004 were approximately 17% of our total consolidated revenues. We expect that the percentage of our total consolidated revenues in 2004 related to Comcast will represent a percentage comparable to that of the first two quarters of 2004 (i.e., approximately 16%-17%), and continue to expect that revenues from Comcast will be in-line with or exceed their contractual minimums.

Arbitration Resolution. During 2002 and 2003, we were involved in various legal proceedings with Comcast, consisting principally of arbitration proceedings related to the Comcast Master Subscriber Agreement. In October 2003, we received the final ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by us to Comcast. The award was based on the arbitrator’s determination that we had violated the most favored nations (“MFN”) clause of the Comcast Master Subscriber Agreement. We recorded the impact from the arbitration ruling in the third quarter of 2003 as a charge to the Broadband Division’s revenues. In the fourth quarter of 2003, we paid approximately $95 million of the arbitration award to Comcast, and in January 2004, we paid the remaining portion of the arbitration award of approximately $25 million. In addition to the arbitration award, we paid to Comcast interest of $1.1 million, of which $0.1 million was reflected as interest expense in the first quarter of 2004. See the “Comcast and AT&T Broadband Business Relationship” section of the MD&A section of our 2003 10-K for additional discussion of the results of the Comcast arbitration ruling.

Signing of New Comcast Contract. In March 2004, we signed a new contract with Comcast (the “Comcast Contract”). The Comcast Contract superseded the former Comcast Master Subscriber Agreement that was set to expire at the end of 2012. Under the new agreement, we expect to continue to support Comcast’s video and high-speed Internet customers at least through December 31, 2008. The pricing inherent in the Comcast Contract was consistent with that of the arbitration ruling in October 2003, and as a result, did not materially change our revenue expectations for 2004, except for the impact of the accelerated amortization of the client contracts intangible asset related to the Comcast Contract, as discussed below. The Comcast Contract was approved by our Bank Group in March 2004 via the Third Amendment to our 2002 Credit Facility.

The Comcast Contract includes annual financial minimums for 2004, 2005 and 2006 of $85 million, $75 million and $60 million, respectively (total of $220 million). In addition, the Comcast Contract eliminated the exclusive right we had under our previous contract with Comcast to provide customer care and billing services for the entire 13 million AT&T Broadband customer base (acquired by Comcast in November 2002). Although the elimination of our exclusive rights to process these customers increases the risk of customer deconversions from our system, such risk is mitigated to a certain degree by the annual financial minimums. The Comcast Contract is included in the exhibits to our periodic filings with the Securities and Exchange Commission (“SEC”). The document is available on the Internet and we encourage readers to review this document for further details.

Impact of Comcast Contract on Client Contracts Intangible Asset. We have a long-lived client contracts intangible asset related to our Comcast Contract that has a net carrying value as of June 30, 2004 of approximately $50 million. During the first quarter of 2004, we evaluated the carrying value of this intangible asset in light of the net cash flows expected to be generated from the Comcast Contract, and concluded that there was no impairment to this asset as a result of the new Comcast Contract. No events have occurred or additional facts have become available during the second quarter of 2004 that would cause us to change our first quarter of 2004 conclusion. However, as a result of the shortened term of the Comcast Contract, effective in March 2004, we were required to accelerate the amortization of this intangible asset. Total amortization related to the Comcast Contract for the three months ended June 30, 2004 and 2003, was $2.8 million and $1.4 million, respectively, and for the six months ended June 30, 2004 and 2003, was $4.7 million and $2.9 million, respectively. The increase in amortization recorded in the second quarter of 2004 was $0.9 million when compared to the first quarter of 2004. Going forward, this amortization will be approximately $3 million per quarter through the end of the contract term of December 31, 2008. The entire amount of the amortization of the client contracts intangible asset is recorded as a reduction in processing revenues, as opposed to amortization expense, in the accompanying Condensed Consolidated Statements of Income.

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

Echostar

Background. Echostar is our second largest client. During the second quarters of 2004 and 2003, revenues from Echostar represented approximately 14% and 11%, respectively, of our total consolidated revenues. Total revenues generated from Echostar in the first two quarters of 2004 were approximately 14% of our total consolidated revenues. We expect that the percentage of our total consolidated revenues in 2004 related to Echostar will represent a percentage comparable to that of the first two quarters of 2004 (i.e., approximately 13%-14%).

Signing of New Echostar Contract Amendment. In February 2004, we signed the Thirtieth Amendment to the Echostar Master Subscriber Agreement, extending the term of the Echostar Master Subscriber Agreement until March 1, 2006. The Echostar Master Subscriber Agreement was set to expire at the end of 2004. The pricing inherent in the amended Echostar contract did not materially change our revenue expectations going forward. The Echostar Master Subscriber Agreement, to include all amendments, is included in the exhibits to our periodic filings with the SEC. The document is available on the Internet and we encourage readers to review this document for further details.

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

Dilution Related to Convertible Debt Securities

Under the existing application of GAAP, the Convertible Debt Securities are not included within the computation of diluted earnings per share until the period in which one of the contingent conversion features has been met. However, in July 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) announced that it had reached a tentative consensus with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The EITF’s tentative consensus states that contingently convertible debt instruments should be included in diluted earnings per share (if dilutive) regardless of whether any of the contingent conversion features have been met. The EITF has invited public comments on its tentative consensus and expects to consider such comments in its September 2004 meeting. If the tentative consensus is made final by the EITF, and then ratified by the FASB (at which time the rule becomes part of GAAP), our diluted earnings per share amounts reported since the issuance of the Convertible Debt Securities in June 2004 may be required to be restated, and the amount of the restatement may be significant to our Financial Statements. Under the current structure of the Convertible Debt Securities, we would be required to calculate such dilution using the “as if converted” method. Under this method, the after tax impact of the interest expense related to the Convertible Debt Securities is added to the numerator in our diluted earnings per share calculation, and the 8.6 million potentially issuable shares related to the conversion of the Convertible Debt Securities is added to the denominator.

Stock-Based Compensation Expense

As discussed in greater detail in Note 2 to the Financial Statements, in 2003 we adopted the fair value method of accounting for our stock-based awards under SFAS No. 123, using the prospective method of transition outlined in SFAS No. 148. In addition, we completed our exchange of certain stock options for restricted stock (also referred to by us as our “tender offer”) in December 2003. As a result, our stock-based compensation expense is significantly higher in 2004 when compared to 2003. Stock-based compensation expense is included in the following income statement captions, and included in the various segment results, in the accompanying Financial Statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Statements of Consolidated Income:
Cost of processing and related services	$643	$13	$1,264	$16
Cost of software and maintenance	251	4	469	5
Cost of professional services	299	5	574	8
Research and development	459	11	930	14
Selling, general and administrative	2,148	1,381	4,708	2,666

Total stock-based compensation expense	$3,800	$1,414	$7,945	$2,709

Segment Results:
Broadband Division	1,095	38	2,194	76
GSS Division	824	20	1,654	41
Corporate	1,881	1,356	4,097	2,592

Total stock-based compensation expense	$3,800	$1,414	$7,945	$2,709

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our financial statements.

We have identified the most critical accounting policies upon which our financial status depends. The critical accounting policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment of long-lived assets; (iv) business restructuring; (v) loss contingencies; (vi) income taxes; (vii) business combinations and asset purchases; (viii) stock-based compensation expense; and (ix) capitalization of internal software development costs. These critical accounting policies and our other significant accounting policies are discussed in our 2003 10-K.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the three months ended June 30, 2004 decreased 8.9% to $129.7 million, from $142.4 million for the three months ended June 30, 2003. The decrease between periods is primarily due to lower processing revenues from Comcast as a result of the arbitration ruling and the impact of the new Comcast Contract pricing, as discussed above.

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic region for the second quarters of 2004 and 2003 were as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
North America (principally the United States)	$96,304	$107,273
Europe, Middle East and Africa (principally Europe)	20,174	23,653
Asia Pacific	9,000	5,173
Central and South America	4,185	6,262

Total revenues	$129,663	$142,361

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

Cost of Processing and Related Services. The cost of processing and related services for the three months ended June 30, 2004 decreased 2.6% to $34.6 million, from $35.6 million for the three months ended June 30, 2003. The decrease between periods is primarily due to a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed below, and is also reflective of our continued focus on cost controls in this area. Processing costs as a percentage of related processing revenues were 42.8% (gross margin of 57.2%) for the three months ended June 30, 2004 compared to 39.1% (gross margin of 60.9%) for the three months ended June 30, 2003. The increase in processing costs as a percentage of related revenues is primarily due to the lower Comcast revenues in the second quarter of 2004. We expect our quarterly gross margin percentages for processing services for the remainder of 2004 to be in a range more comparable to that of the second quarter.

Cost of Software and Maintenance. The combined cost of software and maintenance of $17.2 million for the three months ended June 30, 2004, was relatively flat, when compared to $17.4 million for the three months ended June 30, 2003. The decrease between periods is primarily due to a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed below. This decrease was essentially offset by an increase in other various costs necessary to support our products and clients (e.g., third party software costs). The cost of software and maintenance as a percentage of related revenues was 54.0% (gross margin of 46.0%) for the three months ended June 30, 2004 as compared to 49.7% (gross margin of 50.3%) for the three months ended June 30, 2003. As discussed below, fluctuations in the quarterly gross margin for software and maintenance revenues are an inherent characteristic of software companies, which can be impacted by, among others things, the timing of executed contracts in any one quarter.

Cost of Professional Services. The cost of professional services for the three months ended June 30, 2004 increased 6.4% to $15.6 million, from $14.7 million for the three months ended June 30, 2003. The increase between periods is primarily due to an increase in certain project-specific support costs (e.g., contractors and subcontractor costs). This increase was offset to a certain degree by a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed below. A fluctuation in such support costs between periods is not considered unusual, and is dependent upon the timing of work performed, and the number of professional services projects in progress during the two periods. The cost of professional services as a percentage of related revenues was 91.8% (gross margin of 8.2%) for the three months ended June 30, 2004, as compared to 89.8% (gross margin of 10.2%) for the three months ended June 30, 2003. As discussed below, fluctuations in the quarterly gross margin for professional services revenues are an inherent characteristic of professional services companies.

Cost of professional services in the second quarter of 2004 reflects a sequential increase of $1.4 million when compared to the first quarter of 2004 amount of $14.2 million. This increase relates primarily to the timing of certain project-specific support costs, and is not considered unusual in nature.

Gross Margin. As a result of the Kenan Business acquisition, our revenues from software licenses, maintenance services and professional services have increased and have become a larger percentage of our total revenues. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, provide maintenance services, and perform professional services. Our quarterly revenues for software licenses, maintenance services and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and the delivery of contracted services or products. See Exhibit 99.01 for additional discussion of factors that may cause fluctuations in quarterly revenues and operating results. However, the costs associated with software and maintenance revenues, and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and at times, might be required to be recorded in a period different than the period in which the related revenue is recognized, and thus, fluctuations in our software and maintenance, professional services, and overall gross margins and related gross margin percentages, will likely occur between periods.

The overall gross margin for the three months ended June 30, 2004 decreased 16.7% to $62.3 million from $74.7 million for the three months ended June 30, 2003. The overall gross margin percentage decreased to 48.0% for the three months ended June 30, 2004, compared to 52.5% for the three months ended June 30, 2003. The decrease in the overall gross margin and overall gross margin percentage relate primarily to the decrease in gross margin for processing services, primarily due to the lower Comcast revenues in 2004.

Research and Development Expense. R&D expense decreased 15.0% to $14.4 million for the three months ended June 30, 2004, from $16.9 million for the three months ended June 30, 2003. The decrease in the amount of R&D expense between periods is primarily due to a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed below. As a percentage of total revenues, R&D expense decreased to 11.1% for the three months ended June 30, 2004, from 11.9% for the three months ended June 30, 2003. We did not capitalize any internal software development costs during the three months ended June 30, 2004 and 2003.

During the second quarter of 2004, we focused our development and enhancement efforts on:

•	various R&D projects for the GSS Division, including the Kenan FX business framework (which is discussed in greater detail in the “Business” section of our 2003 10-K), which was introduced in late 2003, and includes enhancements to the existing versions of the Kenan Business product suite, as well as new modules; and

•	enhancements to CCS and related Broadband Division software products to increase the functionalities and features of the products, to include the architectural upgrade to CCS (which is discussed in greater detail in the “Business” section of our 2003 10-K), and Voice over IP functionalities.

R&D expense for the second quarter of 2004 reflects a sequential decrease of $1.4 million when compared to the first quarter of 2004 amount of $15.8 million. The decrease is not considered unusual, and relates to several factors, including the decrease in certain R&D personnel costs between periods, as well as the shifting of certain costs from R&D to cost of revenues as result of the completion of the development cycle for certain projects. At this time, we expect our investment in R&D over time will approximate our historical investment rate of 10-12% of total revenues. We expect this investment will be focused on the CCS and the Kenan Business product suites, as well as additional stand-alone products as they are identified.

Selling, General and Administrative Expense. SG&A expense for the three months ended June 30, 2004, decreased 30.9% to $22.2 million, from $32.2 million for the three months ended June 30, 2003. As a percentage of total revenues, SG&A expense decreased to 17.2% for the three months ended June 30, 2004, from 22.6% for the three months ended June 30, 2003. The decrease in SG&A expense relates primarily to a decrease in legal fees due to the Comcast arbitration concluding in October 2003 (such costs were approximately $6 million in the second quarter of 2003), and to a much lesser degree: (i) a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed below; and (ii) the reduction of bad debt expense in the second quarter of 2004, primarily related to the sale of the Adelphia pre-bankruptcy receivables discussed above. These decreases were offset to a certain degree by $2.5 million of expense recorded in the second quarter of 2004 related to our executive management departures discussed above.

SG&A expense for the second quarter of 2004 reflects a sequential decrease of $1.0 million when compared to the first quarter of 2004 amount of $23.2 million. During the second quarter of 2004, we reduced our bad debt expense by $2.9 million, primarily related to the sale of the Adelphia pre-bankruptcy receivables discussed above, with such decrease offset to a substantial degree by $2.5 million of expense recorded in the second quarter of 2004 related to our executive management departures. For the remainder of 2004, we expect SG&A expense to be in a range comparable to that of the last two quarters.

Depreciation Expense. Depreciation expense for the three months ended June 30, 2004 decreased 18.9% to $3.5 million, from $4.3 million for the three months ended June 30, 2003. The decrease in depreciation expense relates to the decrease in capital expenditures made during the last twelve months as a result of our focus on cost controls. The capital expenditures during the second quarter of 2004 consisted principally of computer hardware and related equipment. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Our restructuring charges relate to various cost reduction initiatives implemented primarily as a result of market conditions, and the Comcast arbitration ruling. See Note 10 to our Financial Statements for a more detailed discussion of our cost reduction initiatives and related restructuring charges, including the current activity in the accrued liabilities related to the restructuring charges. We believe that the operational impact from these initiatives will not negatively impact our ability to service our current or future clients.

Cost Reduction Initiatives Related to Market Conditions

In response to poor economic conditions within the global telecommunications industry, during 2003 and 2002, we implemented several cost reduction initiatives, consisting primarily of involuntary employee terminations and facility abandonments, with the greatest percentage of the involuntary terminations occurring within the GSS Division. These cost reduction initiatives resulted in material restructuring charges in both 2003 and 2002. In the aggregate, these various initiatives were targeted at reducing operating expenses by approximately $60 million annually, based on various measurement points. These programs were substantially completed by the end of the second quarter of 2003.

Cost Reduction Initiatives Related to the Comcast Arbitration Ruling.

In response to the expected reduction in revenues resulting from the Comcast arbitration ruling, during the fourth quarter of 2003, we implemented a cost reduction initiative, consisting primarily of involuntary employee terminations and a reduction of costs related to certain of our employee compensation and fringe benefit programs, with the greatest percentage of the involuntary employee terminations occurring within the Broadband Division. This cost reduction initiative resulted in material restructuring charges in the fourth quarter of 2003 and the first quarter of 2004. This initiative was targeted at reducing operating expenses by approximately $30 million, when compared to the third quarter 2003 annualized operating expense run rate. This program was substantially completed by the end of the first quarter of 2004.

Summary of Restructuring Charges.

The components of the restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income and diluted earnings per share, for the three months ended June 30, 2004 and 2003 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended June 30,
	2004	2003
Involuntary employee terminations	$145	$999
Facility abandonments	—	(29)
All other	—	23

Total restructuring charges	$145	$993

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income	$90	$590

Diluted earnings per share	$0.00	$0.01

We recorded restructuring charges related to involuntary employee terminations and various facility abandonments during the three months ended June 30, 2004 and 2003. The accounting for facility abandonments require significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. We continually evaluate these assumptions, and adjust the related facility abandonment reserves based on the revised assumptions at that time. In addition, we continually evaluate ways to cut our operating expenses through restructuring opportunities, to include the utilization of our workforce and current operating facilities. As a result, there is a reasonable possibility that we may incur additional material restructuring charges in the future.

Operating Expenses/Income. Operating income for the three months ended June 30, 2004, was $22.0 million or 16.9% of total revenues, compared to $20.3 million or 14.3% of total revenues for the three months ended June 30, 2003. The increase in these measures between years relates to the various factors discussed above, and is reflective of our successful efforts to reduce our operating expenses in response to the lower revenues from Comcast.

Total expenses of $107.7 million in the second quarter of 2004 reflect a sequential decrease of $1.4 million when compared to $109.1 million for the first quarter of 2004. Absent the impact of the restructuring charges, total expenses during the last two quarters are somewhat comparable. During the second half of 2004, we expect total expenses to trend upward, when compared to the second quarter of 2004. This increase is primarily the result of expected increases in personnel costs over this time period, primarily as a result of our decision to provide wage increases to our employees commencing in the third quarter of 2004, and our decision to increase the number of personnel in certain product delivery and support functions in anticipation of business opportunities in these areas in the near future. We expect our 2004 full year operating margin to range between 16% and 17%.

Interest Expense. Interest expense for the three months ended June 30, 2004, decreased 22.9% to $2.7 million, from $3.5 million for the three months ended June 30, 2003. The weighted-average balance of our long-term debt for the three months ended June 30, 2004 was approximately $209 million, compared to approximately $257 million for the three months ended June 30, 2003. The weighted-average interest rate on our debt borrowings for the three months ended June 30, 2004, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 4.9%, compared to 5.1% for the three months ended June 30, 2003.

As a result of our issuance of the Convertible Debt Securities, we anticipate that our quarterly interest expense going forward will be $1.7 million, which includes interest at 2.5% on the $230 million principal balance, and amortization of deferred financing costs, resulting in an estimated overall weighted-average interest rate of 2.9% per annum.

Write-off of Deferred Financing Costs. As discussed above, as result of the repayment and termination of the 2002 Credit Facility, resulting from our issuance of the Convertible Debt Securities, we wrote-off unamortized deferred financing costs attributable to the 2002 Credit Facility of $6.6 million during the second quarter of 2004, which had the effect of reducing our second quarter of 2004 diluted earnings per share by $0.08.

Other, net. Other expense for the three months ended June 30, 2004, was $(0.5) million compared to other income of $2.4 million for the three months ended June 30, 2003. These amounts consist primarily of foreign currency transaction gains and losses. The change between years relates primarily to the change in the foreign currency exchange rates of the U.S. dollar against the Euro and British pound.

Income Tax Provision. For the three months ended June 30, 2004, we recorded an income tax provision of $4.7 million, or an effective income tax rate of approximately 38%, compared to an effective income tax rate of approximately 41% for the three months ended June 30, 2003.

As of June 30, 2004, our net deferred income tax assets of $55.5 million were related primarily to our domestic operations, and represented approximately 8% of total assets. We continue to believe that sufficient taxable income will be generated to realize the benefit of these deferred income tax assets. Our assumptions of future profitable domestic operations are supported by the strong operating performance of the Broadband Division over the last several years, and our expectations of future profitability.

Results of Operations - Operating Segments

We serve our clients through our two operating segments: the Broadband Division and the GSS Division. See our 2003 10-K for further discussion of the operations of each operating segment and the related product and service offerings, and the components of segment operating results.

Operating segment information and corporate overhead costs for the three months ended June 30, 2004 and 2003, are presented in Note 8 to our Financial Statements.

Broadband Division

Total Revenues. Total Broadband Division revenues for the three months ended June 30, 2004 decreased 10.6% to $86.0 million, from $96.2 million for the three months ended June 30, 2003 primarily due to a decrease in processing revenues as discussed in more detail below.

Processing revenues. Processing revenues for the three months ended June 30, 2004 decreased 11.2% to $80.3 million, compared to $90.4 million for the three months ended June 30, 2003. The decrease in processing revenues was due primarily to lower processing revenues from Comcast for the three months ended June 30, 2004. Processing revenues for the first quarter of 2004 were $80.4 million.

Total amortization of the client contract intangible asset related to the Comcast Contract (which is reflected as a reduction of processing revenues) for the first and second quarters of 2004 was $1.9 million and $2.8 million, respectively. The increase in amortization between quarters reflects the impact of the acceleration in such amortization effective with the new Comcast Contract in March 2004, as discussed above. Going forward, this amortization will be approximately $3 million per quarter through the end of the Comcast Contract term of December 31, 2008.

Total domestic customer accounts processed on our systems as of June 30, 2004 were 43.7 million, which is relatively flat when compared to the 43.5 million customer accounts as of March 31, 2004. The annualized revenue per unit (“ARPU”) for the second quarter of 2004 was $7.42 compared to $7.38 for the first quarter of 2004. These ARPU measures include $0.12 (related to $1.3 million of revenue related to the sale of the Adelphia pre-bankruptcy accounts receivable mentioned above) and $0.14 (related to $1.5 million of revenue related open items resolved in contracts renewed in the first quarter of 2004), respectively, in non-recurring processing revenues for which no comparable items are expected in the third quarter of 2004. As a result, we expect our third quarter ARPU to range from $7.10 to $7.25. We expect this to result in approximately $79 million to $80 million of total consolidated processing revenues for the third quarter of 2004.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the three months ended June 30, 2004 decreased 8.9% to $48.7 million, from $53.4 million for the three months ended June 30, 2003. The decrease in the Broadband Division’s operating expenses is due primarily to the fourth quarter 2003 cost reduction initiative (principally a reduction in personnel costs), and to a lesser degree, a reduction in bad debt expense (primarily related to the sale of the Adelphia pre-bankruptcy accounts receivable). These decreases were offset to a certain degree by an increase in stock-based compensation between periods.

Broadband Division contribution margin decreased 12.7% to $37.3 million (contribution margin percentage of 43.4%) for the three months ended June 30, 2004, from $42.7 million (contribution margin percentage of 44.4%) for the three months ended June 30, 2003. The Broadband Division contribution margin and contribution margin percentage decreased between periods primarily due to lower revenues from Comcast for the three months ended June 30, 2004. The relatively small decrease of 1.0% in the contribution margin percentage between periods in light of the significant reduction in revenues is reflective of our successful efforts to reduce our Broadband Division’s operating expenses in response to the lower revenues from Comcast.

Total non-cash charges related to depreciation, amortization (shown as a reduction of processing revenues), and stock-based compensation expense included in the determination of the Broadband Division’s contribution margin for the three months ended June 30, 2004 and 2003 were $5.8 million and $4.0 million, respectively. The increase in non-cash charges is due primarily to the acceleration of amortization related to the Comcast Contract intangible asset as discussed above and additional stock-based compensation.

GSS Division

Total Revenues. Total GSS Division revenues for the three months ended June 30, 2004 decreased 5.5% to $43.7 million, as compared to $46.2 million for the three months ended June 30, 2003, with the decrease due primarily to a decrease in software revenues as discussed in more detail below.

Software Revenues. Software revenues for the three months ended June 30, 2004 decreased 38.6% to $7.2 million, from $11.7 million for the three months ended June 30, 2003. The decrease in software revenues was primarily due to the timing of executed software contracts and related revenue recognition between quarters, and the general market conditions. As discussed above, fluctuations in revenue from software sales between quarters is an inherent characteristic of software companies and is expected to continue in future periods.

Software revenues for the second quarter of 2004 reflect a sequential increase of $0.5 million when compared to the first quarter of 2004 amount of $6.7 million. We expect software revenues for the remainder of 2004 to trend up depending upon the pace at which the market recovers, and our success in selling additional software licenses.

Maintenance Revenues. Maintenance revenues for the three months ended June 30, 2004 increased 7.7% to $19.1 million, from $17.7 million for the three months ended June 30, 2003. This increase in maintenance revenues was due primarily to: (i) the renewal of certain maintenance contracts subsequent to the second quarter of 2003; (ii) the resolution of collectibility concerns for certain clients; and (iii) an increase in the installed software license base as a result of new sales since the end of the second quarter of 2003. We expect the GSS Divisions’ quarterly maintenance revenues for the remainder of 2004 to be comparable to the second quarter of 2004.

Professional Services Revenues. Professional services revenues for the three months ended June 30, 2004 increased 3.8% to $16.8 million, from $16.1 million for the three months ended June 30, 2003. The increase in revenues is not considered unusual, and is due primarily to the timing of work performed, and the number of professional services projects in progress during the two periods.

Professional services revenues for the second quarter of 2004 reflect a sequential increase of $0.4 million when compared to the first quarter of 2004 amount of $16.4 million. We expect professional services revenues for the remainder of 2004 to trend up, depending upon the pace at which the market recovers, and our success in selling additional software licenses and Kenan FX upgrade projects.

Segment Operating Expenses and Contribution Margin/Loss. GSS Division operating expenses for the three months ended June 30, 2004 decreased 11.5% to $42.7 million, from $48.2 million for the three months ended June 30, 2003. The decrease in GSS Division operating expenses is due primarily to a reduction in various personnel costs, to include the impact of the cost reduction initiatives discussed above.

The GSS Division’s contribution margin for the three months ended June 30, 2004 was $1.0 million (contribution margin percentage of 2.2%) as compared to a contribution loss for the three months ended June 30, 2003 of $(2.0) million (negative contribution margin percentage of 4.4%). The increase in contribution margin between quarters is due primarily to the reduction in GSS Division operating expenses between periods, as discussed above.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of the GSS Division’s contribution margin/loss for the three months ended June 30, 2004 and 2003 were $5.5 million and $4.5 million, respectively. The increase in non-cash charges is due primarily to additional stock-based compensation.

We expect the GSS Division to have a positive contribution margin for 2004.

Corporate

Corporate Operating Expenses. Corporate overhead expenses for the three months ended June 30, 2004 decreased 16.7% to $16.2 million, from $19.4 million for the three months ended June 30, 2003. The decrease in operating expenses related primarily to a decrease in legal fees as a result of completion of the Comcast arbitration proceedings. We incurred approximately $6 million of legal fees in the three months ended June 30, 2003 in defense of the Comcast litigation, with no comparable amount for 2004. This decrease is offset to a certain degree by $2.5 million of expense in the three months ended June 30, 2004 related to executive management departures as discussed above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the six months ended June 30, 2004 decreased 8.5% to $260.0 million, from $284.3 million for the six months ended June 30, 2003. The decrease between periods is primarily due to lower processing revenues from Comcast.

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic region for the six months ended June 30 were as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
North America (principally the United States)	$193,218	$213,877
Europe, Middle East and Africa (principally Europe)	38,615	43,544
Asia Pacific	17,988	13,314
Central and South America	10,206	13,558

Total revenues	$260,027	$284,293

For revenues generated outside North America, no single country accounts for more than 5% of our total revenues.

See the “Results of Operations - Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services. The cost of processing and related services for the six months ended June 30, 2004 decreased 1.8% to $68.4 million, from $69.7 million for the six months ended June 30, 2003. The decrease between periods is primarily due to a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed below, and is also reflective of our continued focus on cost controls in this area. Processing costs as a percentage of related processing revenues were 42.2% (gross margin of 57.8%) for the six months ended June 30, 2004 compared to 38.2% (gross margin of 61.8%) for the six months ended June 30, 2003. The increase in processing costs as a percentage of related revenues is primarily due to the lower Comcast revenues in the first half of 2004.

Cost of Software and Maintenance. The combined cost of software and maintenance for the six months ended June 30, 2004 decreased 6.4% to $33.4 million, from $35.7 million for the six months ended June 30, 2003. The decrease is primarily due to: (i) a reduction in personnel costs between periods, resulting from the cost reduction initiatives discussed above; and (ii) the first half of 2003 having approximately $1 million of amortization related to the acquired Kenan Business client contracts, which became fully amortized in February 2003. These decreases were offset to a certain degree by an increase in other various costs necessary to support our products and clients (e.g., third party software costs, contractors, etc.). The cost of software and maintenance as a percentage of related revenues was 51.9% (gross margin of 48.1%) for the six months ended June 30, 2004 as compared to 52.9% (gross margin of 47.1%) for the six months ended June 30, 2003. As discussed above, fluctuations in the quarterly gross margin for software and maintenance revenues are an inherent characteristic of software companies, which can be impacted by, among other things, the timing of executed contracts in any one quarter.

Cost of Professional Services. The cost of professional services for the six months ended June 30, 2004 decreased 10.4% to $29.8 million, from $33.2 million for the six months ended June 30, 2003. The decrease relates primarily to a reduction in personnel costs, to include the impact of the cost reduction initiatives discussed above. The decrease was offset to a certain degree by an increase in certain project-specific support costs (e.g., contractors and subcontractor costs). The cost of professional services as a percentage of related revenues was 88.7% (gross margin of 11.3%) for the six months ended June 30, 2004, as compared to 96.2% (gross margin of 3.8%) for the six months ended June 30, 2003. The increase in the gross margin measures between periods is due to the 2003 gross margin being negatively impacted by the difficulties we experienced on the Proximus implementation project during 2003, to include recording a loss accrual of $1 million on such contract in the first quarter of 2003.

Gross Margin. The overall gross margin for the six months ended June 30, 2004 decreased 11.9% to $128.4 million from $145.7 million for the six months ended June 30, 2003. The overall gross margin percentage decreased to 49.4% for the six months ended June 30, 2004, compared to 51.2% for the six months ended June 30, 2003. The decrease in the overall gross margin and overall gross margin percentage relate primarily to the decrease in gross margin for processing services primarily due to the lower Comcast revenues.

Research and Development Expense. R&D expense for the six months ended June 30, 2004, decreased 6.8% to $30.2 million, from $32.4 million for the six months ended June 30, 2003. The decrease in the R&D expenditures between periods is primarily due to a reduction of R&D costs, to include a reduction of personnel as a result of the cost reduction initiatives discussed above. As a percentage of total revenues, R&D expense increased to 11.6% for the six months ended June 30, 2004, from 11.4% for the six months ended June 30, 2003. We did not capitalize any internal software development costs during the six months ended June 30, 2004 and 2003.

During the first six months of 2004, we focused our development and enhancement efforts on:

•	various R&D projects for the GSS Division, including the Kenan FX business framework (which is discussed in greater detail in the “Business” section of our 2003 10-K), which was introduced in late 2003, and includes enhancements to the existing versions of the Kenan Business product suite, as well as new modules; and

•	enhancements to CCS and related Broadband Division software products to increase the functionalities and features of the products, to include the architectural upgrade to CCS (which is discussed in greater detail in the “Business” section of our 2003 10-K), and Voice over IP functionalities.

Selling, General and Administrative Expense. SG&A expense for the six months ended June 30, 2004, decreased 26.7% to $45.5 million, from $62.0 million for the six months ended June 30, 2003. As a percentage of total revenues, SG&A expense decreased to 17.5% for the six months ended June 30, 2004, from 21.8% for the six months ended June 30, 2003. The decrease in SG&A expense relates primarily to: (i) a decrease in legal fees due to the Comcast arbitration concluding in October 2003 (such costs were approximately $11 million in the first six months of 2003); and to a much lesser degree (ii) a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed above. These decreases were offset to a certain degree by $2.5 million of expense recorded in the second quarter of 2004 related to our executive management departures mentioned above, and an increase in stock-based compensation between periods.

Depreciation Expense. Depreciation expense for the six months ended June 30, 2004 and 2003 decreased by 19.9% to $7.2 million, from $8.9 million for the six months ended June 30, 2003. The decrease in depreciation expense relates to the decrease in capital expenditures made during the last twelve months as a result of our focus on cost controls. The capital expenditures during the last six months of 2003 and first six months of 2004 consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Our restructuring charges relate to the cost reduction initiatives mentioned above. The components of the restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income and diluted earnings per share, for the six months ended June 30, 2004 and 2003 are as follows (in thousands, except diluted earnings per share):

	Six Months Ended June 30,
	2004	2003
Involuntary employee terminations	$1,699	$3,471
Facility abandonments	595	654
All other	2	27

Total restructuring charges	$2,296	$4,152

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income	$1,424	$2,468

Diluted earnings per share	$0.02	$0.05

Operating Expenses/Income. Operating income for the six months ended June 30, 2004, was $43.3 million or 16.6% of total revenues, compared to $38.2 million or 13.4% of total revenues for the six months ended June 30, 2003. The increase in these measures between years relates to the various factors discussed above, and is reflective of our successful efforts to reduce our operating expenses in response to the lower revenues from Comcast.

Interest Expense. Interest expense for the six months ended June 30, 2004, decreased 15.2% to $6.2 million, from $7.4 million for the six months ended June 30, 2003. The weighted-average balance of our long-term debt for the six months ended June 30, 2004 was approximately $218 million, compared to approximately $263 million for the six months ended June 30, 2003. The weighted-average interest rate on our debt borrowings for the six months ended June 30, 2004, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 5.4%, compared to 5.3% for the six months ended June 30, 2003.

Write-off of Deferred Financing Costs. As discussed above, as result of the repayment and termination of the 2002 Credit Facility, we wrote-off unamortized deferred financing costs attributable to the 2002 Credit Facility of $6.6 million during the second quarter of 2004, which had the effect of reducing our diluted earnings per share by $0.08 for the first six months of 2004.

Other, net. Other expense for the six months ended June 30, 2004, was $(1.1) million compared to other income of $2.8 million for the six months ended June 30, 2003. These amounts consist primarily of foreign currency transaction gains and losses. The change between years relates primarily to the change in the foreign currency exchange rates of the U.S. dollar against the Euro and British pound.

Income Tax Provision. For the six months ended June 30, 2004, we recorded an income tax provision of $11.4 million, or an effective income tax rate of approximately 38%, compared to an effective income tax rate of 41% for the six months ended June 30, 2003.

The effective income tax rate for the first six months of 2004 represents our estimate of the effective income tax rate for 2004. The estimate of 38% for 2004 is based on various assumptions, with the primary assumptions related to our estimate of total pretax income, the status of certain income tax contingencies, foreign tax credit utilization, and the amounts and sources of foreign pretax income. The actual effective income tax rate for 2004 could deviate from the 38% estimate based on our actual experiences with these items, as well as others.

Results of Operations - Operating Segments

Operating segment information and corporate overhead costs for the six months ended June 30, 2004 and 2003 are presented in Note 8 to our Financial Statements.

Broadband Division

Total Revenues. Total Broadband Division revenues for the six months ended June 30, 2004 decreased 10.9% to $172.6 million, from $193.7 million for the six months ended June 30, 2003, primarily due to a decrease in processing revenues as discussed in more detail below.

Processing revenues. Processing revenues for the six months ended June 30, 2004 decreased 11.1% to $160.7 million, compared to $180.9 million for the six months ended June 30, 2003. The decrease in processing revenues was due primarily to lower processing revenues from Comcast for the six months ended June 30, 2004.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the six months ended June 30, 2004 decreased 6.8% to $98.0 million, from $105.1 million for the six months ended June 30, 2003. The decrease in the Broadband Division’s operating expenses is due primarily to the fourth quarter 2003 cost reduction initiative (principally a reduction in personnel costs), and to a lesser degree, a reduction in bad debt expense (primarily related to the sale of the Adelphia pre-bankruptcy accounts receivable). These decreases were offset to a certain degree by an increase in stock-based compensation between periods.

Broadband Division contribution margin decreased 15.8% to $74.7 million (contribution margin percentage of 43.3%) for the six months ended June 30, 2004, from $88.6 million (contribution margin percentage of 45.8%) for the six months ended June 30, 2003. The Broadband Division contribution margin and contribution margin percentage decreased between periods primarily as a result the impact of the lower revenues from Comcast. The relatively small decrease of 2.5% in the contribution margin percentage between periods in light of the significant reduction in revenues is reflective of our successful efforts to reduce our Broadband Division’s operating expenses in response to the lower revenues from Comcast.

Total non-cash charges related to depreciation, amortization (shown as a reduction of processing revenues), and stock-based compensation expense included in the determination of the Broadband Division’s contribution margin for the six months ended June 30, 2004 and 2003 were $10.8 million and $8.2 million, respectively. The increase in non-cash charges is due primarily to the acceleration of amortization related to the Comcast Contract intangible asset as discussed above and an increase in stock-based compensation.

GSS Division

Total Revenues. Total GSS Division revenues for the six months ended June 30, 2004 decreased 3.5% to $87.4 million, as compared to $90.6 million for the six months ended June 30, 2003, with the decrease due primarily to a decrease in software revenue as discussed in more detail below.

Software Revenue. Software revenue for the six months ended June 30, 2004 decreased 31.0% to $13.9 million, from $20.2 million for the six months ended June 30, 2003. The decrease in software revenues was primarily due to the timing of executed software contracts and related revenue recognition between periods, and general market conditions. As discussed above, fluctuations in revenue from software sales between periods is an inherent characteristic of software companies and is expected to continue in future periods.

Maintenance Revenue. Maintenance revenue for the six months ended June 30, 2004 increased 11.1% to $39.0 million, from $35.1 million for the six months ended June 30, 2003. This increase in maintenance revenues was due primarily to: (i) the renewal of certain maintenance contracts subsequent to the second quarter of 2003; (ii) the resolution of collectibility concerns for certain clients; and (iii) an increase in the installed software license base as a result of new sales since the end of the second quarter of 2003.

Professional Services Revenue. Professional services revenue for the six months ended June 30, 2004 decreased 2.4% to $33.2 million, from $34.0 million for the six months ended June 30, 2003. The decrease in revenues is not considered unusual, and is due primarily to the timing of work performed, and the number of professional service projects in progress during the two periods.

Segment Operating Expenses and Contribution Margin/Loss. GSS Division operating expenses for the six months ended June 30, 2004 decreased 14.4% to $85.3 million, from $99.5 million for the six months ended June 30, 2003. The decrease in GSS Division operating expenses is due primarily to a reduction in various personnel costs, to include the impact of the cost reduction initiatives discussed above.

The GSS Division’s contribution margin for the six months ended June 30, 2004 was $2.2 million (contribution margin percentage of 2.5%) as compared to a contribution loss for the six months ended June 30, 2003 of $(8.9) million (negative contribution margin percentage of 9.9%). The increase in contribution margin between periods is due primarily to the reduction in GSS Division operating expenses between periods, as discussed above.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of the GSS Division’s contribution margin/loss for the six months ended June 30, 2004 and 2003 were $10.9 million and $10.1 million, respectively. The increase in non-cash charges is due primarily to an increase in stock-based compensation.

Corporate

Corporate Operating Expenses. Corporate overhead expenses for the six months ended June 30, 2004, decreased 16.3% to $31.3 million, from $37.4 million for the six months ended June 30, 2003. The decrease in operating expenses related primarily to a decrease in legal fees as a result of completion of the Comcast arbitration proceedings. We incurred approximately $11 million of legal fees in the six months ended June 30, 2003 in defense of the Comcast litigation, with no comparable amount for 2004. This decrease is offset by $2.5 million of expense in the six months ended June 30, 2004 related to executive management departures as discuss above, and an increase in stock-based compensation.

Liquidity

Cash and Liquidity. As of June 30, 2004, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $131.2 million, compared to $105.4 million as of December 31, 2003. We generally invest our excess cash balances in low-risk cash equivalents and short-term investments to limit our exposure to market risks.

Historically, we have looked to a revolving credit facility as a potential source of liquidity. For example, up until June 2, 2004, as part of the 2002 Credit Facility, we had a $40 million revolving credit facility available. On June 2, 2004, the 2002 Credit Facility was repaid and terminated, including the revolving credit facility. Based upon our current level of cash, cash equivalents and short-term investments and our ability to generate cash flows from operating activities, we do not deem it critical to our short-term liquidity needs to have a revolving credit facility in place at this time. However, to ensure that we have maximum flexibility in pursuing business opportunities as they present themselves, we are currently in discussions with a select number of large financial institutions to enter into a new revolving credit facility.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30, 2004	March 31, 2004	December 31, 2003
North America (principally the U.S.)	$61,729	$55,193	$50,779
Europe, Middle East and Africa (principally Europe)	52,174	31,034	37,270
Asia Pacific	4,775	5,688	4,453
Central and South America (CALA)	12,523	13,821	12,895

Total cash, cash equivalents and short-term investments	$131,201	$105,736	$105,397

In July 2004, approximately $8 million of cash was transferred from CALA (from our Brazilian subsidiary) to North America in the ordinary course of our operations. We generally have ready access to substantially all of our cash and short-term investment balances, but do face limitations on moving cash out of certain foreign jurisdictions. As of June 30, 2004, the cash, cash equivalents, and short-term investments subject to such limitations were not significant.

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

Our net cash flows provided by (used in) operating activities for the quarterly and year-to-date totals for the indicated periods were as follows (in thousands). These amounts are reflected in our Condensed Consolidated Statements of Cash Flows.

	Quarter Totals	Year-to- Date Totals
2003 (1):
March 31	$22,222	$22,222
June 30	37,141	59,363
September 30	39,446	98,809
December 31	(38,456)	60,353
2004:
March 31 (2)	31,965	31,965
June 30 (3)	40,186	72,151

(1)	The negative cash flows from operating activities of $(38.5) million in the fourth quarter of 2003 relates primarily to the approximately $95 million paid to Comcast during the fourth quarter of 2003 as a result of the arbitration ruling. Absent this amount, we generated strong quarterly cash flows from operating activities for 2003, primarily as a result of our improved cash collections of our international accounts receivable during the last two quarters of 2003. This improved collections performance allowed us to pay amounts to Comcast with available corporate funds, without having to draw on our revolving credit facility.

(2) Cash flows from operations for the first quarter of 2004 reflects the impact of the approximately $25 million arbitration payment made to Comcast during the first quarter of 2004 and the receipt of income tax refunds of approximately $34 million.

(3) Approximately $14 million of the cash flows from operations for the second quarter of 2004 can be attributed to the sale of certain Adelphia pre-bankruptcy accounts receivable to a third party and to higher than normal cash collections of accounts receivable within the GSS Division.

We believe this table illustrates our ability to consistently generate strong quarterly cash flows, and the importance of managing our working capital items, in particular, timely collections of our accounts receivable. Absent any unusual fluctuations in working capital items, we expect our 2004 annual cash flows from operating activities to range from $115 million to $130 million.

The key balance sheet items impacting our cash flows from operating activities are as follows.

Billed Accounts Receivable

Our billed accounts receivable balance by geographic region (based on the location of the client) as of the end of the indicated periods are as follows (in thousands):

	June 30, 2004	March 31, 2004	December 31, 2003
North America (principally the U.S.)	$88,256	$98,637	$101,156
Europe, Middle East and Africa (principally Europe )	25,842	32,424	20,216
Asia Pacific	9,813	13,308	14,287
Central and South America	6,751	4,659	6,177

Total billed accounts receivable	130,662	149,028	141,836
Less allowance for doubtful accounts	(6,942)	(11,397)	(11,145)

Total billed accounts receivable, net of allowance	$123,720	$137,631	$130,691

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”), as of the end of the indicated periods, and our DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2003:
March 31	$182,573	$(12,609)	$169,964	68
June 30	183,189	(14,093)	169,096	79
September 30	162,810	(13,728)	149,082	78
December 31	141,836	(11,145)	130,691	67
2004:
March 31	149,028	(11,397)	137,631	66
June 30	130,662	(6,942)	123,720	66

The above table illustrates our improvement in managing our accounts receivable since the middle of 2003. The increase in the net billed accounts receivable balance between December 31, 2003 and March 31, 2004 was primarily the result of the timing of new invoices and cash collections. The decrease in both the gross and net billed accounts receivable between March 31, 2004 and June 30, 2004 relates primarily to the sale of the Adelphia pre-bankruptcy accounts receivable to a third party, and the success we experienced collecting accounts receivable within the GSS Division during the second quarter of 2004. The $4.5 million decrease in the Allowance between March 31, 2004 and June 30, 2004 relates primarily to the sale of the aforementioned Adelphia pre-bankruptcy accounts receivable.

We continue to experience success in collecting our accounts receivable in India. As of June 30, 2003, our accounts receivable balance from clients in India was approximately $19 million. As of March 31, 2004, that accounts receivable balance had declined to $7.7 million, and the balance as of June 30, 2004 was $7.0 million. The June 30, 2004 balance includes new invoices of $3.2 million sent during the second quarter of 2004 related to additional products and services purchased by these Indian clients.

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

2003:
March 31	$25,555
June 30	27,093
September 30	25,498
December 31	18,042
2004:
March 31	14,409
June 30	13,756

We have consciously managed the unbilled receivables down since the middle of 2003, and going forward, we are targeting a range comparable to that of the last several quarters. The June 30, 2004 unbilled accounts receivable balance consists primarily of several projects with various milestone and contractual billing dates which have not yet been reached, and unbilled accounts receivable related to billing cutoffs for certain processing services. A substantial percentage of the June 30, 2004 unbilled accounts receivable is scheduled to be billed and collected by the end of the third quarter of 2004. However, there can be no assurances that the fees will be billed and collected within the expected time frames.

Income Taxes Receivable

We were in a domestic net operating loss (“NOL”) position for 2003 as a result of the Comcast $119.6 million arbitration charge discussed above. Our income tax receivable as of December 31, 2003 was $35.1 million, which resulted from our ability to claim a refund for 2003 income taxes already paid, and from our ability to carry back our NOL to prior years. During the first quarter of 2004, we received approximately $34 million of this income tax receivable, and identified additional income tax receivable amounts during our final preparation of our 2003 U.S. Federal income tax return, which was filed in March 2004. As a result, our June 30, 2004, income taxes receivable is $4.4 million, which is expected to be collected within the next 12 months.

Deferred Revenue

Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Deferred revenue balances broken out by source of revenue as of the end of the indicated periods are as follows (in thousands):

	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Processing	$7,274	$7,010	$6,888	$6,029	$6,509	$3,726
Software	6,784	8,518	5,017	6,406	6,471	5,035
Maintenance	38,336	36,093	34,593	32,701	38,985	38,140
Professional services	9,857	9,645	9,427	12,421	14,994	15,035

Total	$62,251	$61,266	$55,925	$57,557	$66,959	$61,936

The changes in total deferred revenues between December 31, 2003 and June 30, 2004 relates primarily to the timing of invoices for such products and services, and the related revenue recognition for such items. The majority of our maintenance agreements renew in the first and fourth fiscal quarters of the year.

Arbitration Charge Payable

The arbitration charge payable reflected in our Financial Statements relates to the $119.6 million Comcast arbitration award. We paid approximately $95 million of this amount in the fourth quarter of 2003. During the first quarter of 2004, we paid the remaining approximately $25 million.

Investing Activities. Our investing activities typically consist of purchases of property and equipment and investments in client contracts intangible assets, and business acquisitions.

Purchases/Sales of Short-term Investments

We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible back into cash. During the first half of 2004, we purchased $6.8 million and sold $4.6 million of short-term investments. We are currently evaluating the possible uses of our excess cash balances and may purchase additional short-term investments in the future.

Property and Equipment/Client Contracts

Our capital expenditures for the six months ended June 30, 2004 and 2003 for property and equipment, and investments in client contracts were as follows (in thousands):

	2004	2003
Property and equipment	$2,785	$2,920
Client contracts	1,185	1,030

As of June 30, 2004, we did not have any material commitments for capital expenditures or for investments in client contracts intangible assets. Our budgeted capital expenditures for 2004 are approximately $15 million. However, at this time, we believe our capital expenditures will be substantially less than this amount.

Business and Asset Acquisitions

Historically, our business model has not included a significant amount of business acquisition activity. However, in order to expand our international business, in 2002 we acquired several different businesses and related assets for $270.6 million. This consisted principally of the Kenan Business acquisition in February 2002. See our 2003 10-K for a more detailed discussion of our most recent acquisitions. During the six months ended June 30, 2004, there have been no business acquisitions and $0.9 million of asset acquisitions.

Financing Activities. Our financing activities typically consist of various debt-related transactions, and activities with our common stock.

Long-Term Debt

During the first quarter of 2004, we made the mandatory $30 million prepayment which was due no later than July 2004. This payment was made with the proceeds from our $34 million of income tax refunds received in March 2004.

In June 2004, we completed our offering of the Convertible Debt Securities, as discussed in greater detail in Note 3 to the Financial Statements. We used a portion of the $230 million of proceeds from the Convertible Debt Securities to repay the outstanding balance of $198.9 million and terminate our 2002 Credit Facility. In connection with the issuance of the Convertible Debt Securities, we incurred debt issuance costs of $6.9 million.

Common Stock

Proceeds from the issuance of common stock relate to our various stock-based compensation plans. The $4.8 million of cash received from the issuance of common stock for the six months ended June 30, 2004 relates primarily to the exercise of stock options in the second quarter of 2004.

Repurchase of Common Stock

During the second quarter of 2004, we repurchased and then cancelled 12,362 shares of common stock pursuant to our stock-based compensation plans.

During the second quarter of 2004, our Board of Directors increased the number of shares we are authorized to repurchase under our stock repurchase program by five million, bringing the total authorized shares under the program to 15.0 million. During the six months ended June 30, 2004 and 2003, we purchased 2.1 million shares (in conjunction with the issuance of the Convertible Debt Securities) and zero shares, respectively, of our common stock. A summary of the activity to date for this repurchase program is as follows (in thousands, except per share amounts):

	2004	2003	2002	2001	2000	1999	Total
Shares repurchased	2,137	—	1,573	3,020	1,090	656	8,476
Total amount paid	$39,999	—	$18,920	$109,460	$51,088	$20,242	$239,709
Weighted-average price per share	$18.72	—	$12.02	$36.25	$46.87	$30.88	$28.28

At June 30, 2004, the total remaining number of shares available for repurchase under the program totaled 6.5 million shares.

Capital Resources

We continue to make investments in client contracts, capital equipment, facilities, and research and development, and at our discretion, may continue to make stock repurchases under our stock repurchase program. In addition, as part of our growth strategy, we are continually evaluating potential businesses and asset acquisitions. We had no significant capital commitments as of June 30, 2004.

The Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2004. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control (as defined), at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus any accrued interest. As a result, in the near-term, we expect our annual debt service costs related to Convertible Debt Securities to be limited to the annual interest costs of $5.8 million.

We believe that our current cash, cash equivalents, and short-term investments, together with cash expected to be generated from future operating activities, will be sufficient to meet our anticipated cash requirements through at least the next 12 months. In addition, as discussed above, we are currently evaluating whether or not to enter into a new revolving credit agreement as an additional source of capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in our 2003 10-K, we have historically been exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

As of June 30, 2004, our long-term debt consists of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 (“the Convertible Debt Securities”). The Convertible Debt Securities are convertible into shares of our common stock under specified conditions, unless previously redeemed by us or put back to us by the holders. The interest rate on the Convertible Debt Securities is fixed and provides for semi-annual interest payments of $2.9 million each June 15 and December 15, beginning on December 15, 2004. Commencing with the six-month period beginning June 15, 2011, we will pay contingent interest equal to 0.25% of the average trading price of the Convertible Debt Securities if the average trading price equals 120% or more of the principal amount of the Convertible Debt Securities. We will also be required to pay additional interest of 0.25% to 0.50% per annum on the principal amount of the Convertible Debt Securities if we default on a registration rights agreement associated with the Convertible Debt Securities. With our filing with the SEC of a Form S-3 registration statement on July 16, 2004, we are in compliance with all aspects of the registration rights agreement as of June 30, 2004. See Note 3 to our Financial Statements for additional information related to the Convertible Debt Securities.

Foreign Exchange Rate Risk.

Our approximate percentage of total revenues generated outside the U.S. for the years ended December 31, 2003 and 2002 was 32% and 25%, respectively. Our approximate percentage of total revenues generated outside the U.S. for the six months ended June 30, 2004 and 2003 were 26% and 25%, respectively. Refer to our 2003 10-K for further discussion of our foreign exchange rate risk.

We continue to evaluate whether we should enter into derivative financial instruments for the purposes of managing our foreign currency exchange rate risk, but, as of the date of this filing, we have not entered into such instruments. A hypothetical adverse change of 10% in the June 30, 2004 foreign currency exchange rates would not have a material impact upon our results of operations.

Market Risk Related to Short-term Investments. Our cash and cash equivalents as of June 30, 2004 were $129.0 million. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, are placed into somewhat longer term cash equivalent instruments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments. Our short-term investments as of June 30, 2004 were $2.2 million. We do not utilize any derivative financial instruments for purposes of managing our market risks related to short-term investments. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks.

Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our cash equivalents and short-term investments in the U.S. is done by the money management branch of one of the largest financial institutions in the U.S. This financial institution manages our cash equivalents and short-term investments based upon strict and formal investment guidelines established by us. Under these guidelines, investments are limited to highly liquid, short-term government and corporate securities that have a credit rating of A-1 / P-1 or better.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

Refer to Note 3 of our Financial Statements for the information required to be provided under Item 701 of Regulation S-K related to our completion of an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities on June 2, 2004.

The following table presents information with respect to purchases of company common stock we made during the three months ended June 30, 2004 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
April 1 - April 30	—	—	—	3,661,108
May 1 - May 31	12,362	$19.09	—	3,661,108
June 1 - June 30	2,136,700	$18.72	2,136,700	6,524,408

Total	2,149,062	$18.72	2,136,700

[1]	In August 1999, our Board of Directors approved a stock repurchase program which authorized us to purchase up to a total of five million shares of our common stock from time-to-time as business conditions warrant. In September 2001, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of ten million shares. Effective June 2, 2004, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of 15 million shares. The stock repurchase program does not have an expiration date.
[2]	The total number of shares purchased that are not part of the stock repurchase program represents shares purchased and cancelled in connection with minimum tax withholdings as the result of the vesting of restricted stock under our stock-based compensation plans.

Item 3. None

Item 4. Submission of Matters to Vote of Security Holders

(a)	The 2004 annual meeting of stockholders of CSG Systems International, Inc. (the “Annual Meeting”) was held on May 28, 2004.

(b)	The following persons were elected as directors at the Annual Meeting:

Class I (expiring in 2007)

Janice I. Obuchowski

The following directors’ term of office continued after the Annual Meeting:

George F. Haddix

Neal C. Hansen

Bernard W. Reznicek

Frank V. Sica

Donald V. Smith

(c)	Votes were cast or withheld at the Annual Meeting as follows:

(i)	Election of director:

Director	For	Withheld
Janice I. Obuchowski	45,922,121	2,494,551

(ii)	Increase the authorized shares under the 1996 Stock Incentive Plan by 500,000:

For	Against	Abstain
39,287,429	906,710	12,664

Item 5. None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1(1)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.2(1)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

10.02	CSG Employee Stock Purchase Plan

10.21A*	Thirty-Sixth and Thirty-Seventh Amendments to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 – Certain Cautionary Statements and Risk Factors

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

(b)	Reports on Form 8-K

•	Form 8-K dated May 20, 2004, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission and stated that Jack Pogge, President and Chief Operating Officer, will end his employment with the company on May 28, 2004 to coincide with the company’s annual meeting of shareholders and William Fisher, President Global Software Services Division, is resigning from the company effective September 30, 2004. Neal Hansen, CEO and Chairman, will assume the additional role of President and assume leadership of the GSS Division.

•	Form 8-K dated May 25, 2004, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated May 25, 2004. The press release announced that the Company intends to offer, subject to market and other conditions, $200 million of Senior Subordinated Convertible Contingent Debt Securities due 2024 in a private placement to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933.

•	Form 8-K dated May 27, 2004, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated May 27, 2004. The press release announced the pricing of the Company’s offering of $200 million of 2.5% Senior Subordinated Convertible Contingent Debt Securities due 2024 in a private placement to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933.

•	Form 8-K dated June 2, 2004, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated June 2, 2004. The press release announced the closing of the Company’s offering of $200 million of 2.5% Senior Subordinated Convertible Contingent Debt Securities due 2024 in a private placement to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933. In addition, the initial purchasers of the Securities exercised their right to purchase an additional $30 million aggregate principal amount of the Securities, bringing the total offering to $230 million.

•	Form 8-K dated July 27, 2004, under Item 12, Results of Operations and Financial Condition, was filed with the Securities and Exchange Commission which included a press release dated July 27, 2004. The press release announced the Company’s second quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Neal C. Hansen
Neal C. Hansen
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Peter E. Kalan
Peter E. Kalan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
4.1(1)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.2(1)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

10.02	CSG Employee Stock Purchase Plan

10.21A*	Thirty-Sixth and Thirty-Seventh Amendments to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 – Certain Cautionary Statements and Risk Factors

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.