Form 10-Q
period 2004-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2004-11-09
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Shares of common stock outstanding at November 5, 2004: 51,082,592.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2004

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,986	$105,397
Short-term investments	7,870	—

Total cash, cash equivalents and short-term investments	138,856	105,397
Trade accounts receivable-
Billed, net of allowance of $5,438 and $11,145	123,344	130,691
Unbilled and other	15,051	18,042
Deferred income taxes	5,401	9,134
Income taxes receivable	4,361	35,076
Other current assets	11,805	11,697

Total current assets	298,818	310,037
Property and equipment, net of depreciation of $89,208 and $89,529	33,004	38,218
Software, net of amortization of $73,436 and $62,957	28,053	37,780
Goodwill	217,794	219,199
Client contracts, net of amortization of $59,301 and $50,973	52,408	58,136
Deferred income taxes	46,155	53,327
Other assets	8,536	8,078

Total assets	$684,768	$724,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$45,137
Client deposits	19,362	17,175
Trade accounts payable	19,852	21,291
Accrued employee compensation	30,870	32,415
Deferred revenue	46,078	52,655
Income taxes payable	17,816	20,723
Arbitration charge payable	—	25,181
Other current liabilities	20,873	25,818

Total current liabilities	154,851	240,395

Non-current liabilities:
Long-term debt, net of current maturities	230,000	183,788
Deferred revenue	5,389	3,270
Other non-current liabilities	4,148	6,537

Total non-current liabilities	239,537	193,595

Total liabilities	394,388	433,990

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 17,465,876 and 8,911,634 shares reserved for employee stock purchase plan, stock incentive plans and convertible debt securities; 51,077,602 and 53,788,062 shares outstanding	596	593
Additional paid-in capital	296,705	281,784
Deferred employee compensation	(1,757)	(4,458)
Accumulated other comprehensive income:
Unrealized gain (loss) on short-term investments, net of tax	(2)	1
Cumulative translation adjustments	6,467	6,519
Treasury stock, at cost, 8,482,496 and 5,499,796 shares	(224,008)	(171,111)
Accumulated earnings	212,379	177,457

Total stockholders’ equity	290,380	290,785

Total liabilities and stockholders’ equity	$684,768	$724,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)		(unaudited)
Revenues:
Processing and related services (inclusive in 2003 of $13,472 charge for arbitration ruling attributable to the third quarter of 2003)	$80,748	$79,369	$242,775	$261,586
Software	9,644	10,600	25,390	32,912
Maintenance (inclusive in 2003 of $450 charge for arbitration ruling attributable to the third quarter of 2003)	24,636	23,676	73,340	68,907
Professional services	18,045	17,544	51,595	52,077

	133,073	131,189	393,100	415,482
Charge for arbitration ruling attributable to periods prior to July 1, 2003	—	(105,679)	—	(105,679)

Total revenues	133,073	25,510	393,100	309,803

Cost of revenues:
Cost of processing and related services	37,977	36,523	106,402	106,199
Cost of software and maintenance	17,295	18,546	50,731	54,251
Cost of professional services	17,177	16,778	46,943	50,006

Total cost of revenues	72,449	71,847	204,076	210,456

Gross margin (loss) (exclusive of depreciation)	60,624	(46,337)	189,024	99,347

Operating expenses:
Research and development	15,035	14,322	45,257	46,742
Selling, general and administrative	20,556	25,439	66,021	87,459
Depreciation	3,535	4,529	10,688	13,462
Restructuring charges	91	3,451	2,387	7,603

Total operating expenses	39,217	47,741	124,353	155,266

Operating income (loss)	21,407	(94,078)	64,671	(55,919)

Other income (expense):
Interest expense	(1,811)	(3,291)	(8,049)	(10,647)
Write-off of deferred financing costs	—	—	(6,569)	—
Interest and investment income, net	536	381	1,092	1,112
Other, net	1,261	753	211	3,582

Total other	(14)	(2,157)	(13,315)	(5,953)

Income (loss) before income taxes	21,393	(96,235)	51,356	(61,872)
Income tax (provision) benefit	(5,060)	42,461	(16,434)	28,524

Net income (loss)	$16,333	$(53,774)	$34,922	$(33,348)

Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$0.33	$(1.05)	$0.69	$(0.65)

Weighted average common shares	49,565	51,456	50,844	51,372

Diluted net income (loss) per common share:
Net income (loss) available to common stockholders	$0.32	$(1.05)	$0.68	$(0.65)

Weighted average common shares	50,324	51,456	51,558	51,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	September 30, 2004	September 30, 2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$34,922	$(33,348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation	10,688	13,462
Amortization	20,328	18,684
Restructuring charge for abandonment of facilities	654	3,234
Gain on short-term investments	(4)	—
Write-off of deferred financing costs	6,569	—
Deferred income taxes	10,927	461
Tax benefit of stock options exercised	1,253	15
Stock-based employee compensation	11,448	4,067
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	10,752	18,048
Other current and non-current assets	(428)	829
Arbitration charge payable	(25,181)	119,601
Income taxes payable/receivable	29,183	(44,774)
Accounts payable and accrued liabilities	(9,332)	(12,284)
Deferred revenues	(4,823)	10,814

Net cash provided by operating activities	96,956	98,809

Cash flows from investing activities:
Purchases of property and equipment	(5,454)	(6,706)
Purchases of short-term investments	(14,479)	(7,782)
Proceeds from sale of short-term investments	6,610	—
Acquisition of businesses and assets, net of cash acquired	(699)	(2,380)
Acquisition of and investments in client contracts	(2,254)	(1,584)

Net cash used in investing activities	(16,276)	(18,452)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,564	1,310
Repurchase of common stock	(53,538)	(207)
Proceeds from long-term debt	230,000	—
Payments on long-term debt	(228,925)	(41,075)
Payments of deferred financing costs	(8,127)	(87)

Net cash used in financing activities	(55,026)	(40,059)

Effect of exchange rate fluctuations on cash	(65)	941

Net increase in cash and cash equivalents	25,589	41,239
Cash and cash equivalents, beginning of period	105,397	94,424

Cash and cash equivalents, end of period	$130,986	$135,663

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for-
Interest	$5,059	$8,321
Income taxes	(24,537)	15,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC (the “Company’s 2003 10-K”). The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the expected results for the entire year ending December 31, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the three months ended September 30, 2004 and 2003 was $45.9 million and $42.6 million, respectively, and for the nine months ended September 30, 2004 and 2003 was $134.7 million and $124.3 million, respectively.

Stock-Based Compensation Expense. During the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock-based awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the prospective method of transition as outlined in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment of FASB Statement No. 123” (“SFAS 148”). The adoption of SFAS 123 was effective as of January 1, 2003. Under the prospective method of transition, all stock-based awards granted, modified, or settled on or after January 1, 2003, are accounted for in accordance with SFAS 123. Stock-based awards granted prior to January 1, 2003, continue to be accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (“APB 25”), and follow the disclosure provisions of SFAS 123 and SFAS 148. As a result, the Company has restated its condensed consolidated financial statements for the three and nine months ended September 30, 2003 to reflect the inclusion of additional stock-based compensation expense of $0.3 million and $0.6 million, respectively.

At September 30, 2004, the Company had five stock-based compensation plans. The Company recorded stock-based compensation expense of $3.5 million and $1.4 million, respectively, for the three months ended September 30, 2004 and 2003 and $11.4 million and $4.1 million, respectively, for the nine months ended September 30, 2004 and 2003.

Awards under the Company’s stock-based compensation plans generally vest over periods ranging from three to four years. Because the Company follows APB 25 for all stock-based awards granted prior to January 1, 2003, and the prospective method of transition under SFAS 148 for stock-based awards granted, modified, or settled on or after January 1, 2003, compensation expense recorded in the Company’s accompanying Condensed Consolidated Statements of Operations is less than what would have been recognized if the fair value based method under SFAS

123 had been applied to all awards for all periods. Had compensation expense for the Company’s five stock-based compensation plans been based on the fair value at the grant dates for awards under those plans for all periods, consistent with the methodology of SFAS 123, the Company’s net income (loss) and net income (loss) per share available to common stockholders for the three and nine months ended September 30, 2004 and 2003, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$16,333	$(53,774)	$34,922	$(33,348)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	2,674	758	7,785	2,192
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,998)	(4,004)	(11,939)	(13,029)

Net income (loss), pro forma	$15,009	$(57,020)	$30,768	$(44,185)

Net income (loss) per share:
Basic – as reported	$0.33	$(1.05)	$0.69	$(0.65)
Basic – pro forma	0.30	(1.11)	0.61	(0.86)

Diluted – as reported	0.32	(1.05)	0.68	(0.65)
Diluted – pro forma	0.30	(1.11)	0.60	(0.86)

Reclassification and Restatement. Certain prior period amounts have been reclassified to conform to the September 30, 2004 presentation. In addition, as discussed above, the Company restated 2003 amounts to reflect the adoption of SFAS 123, effective January 1, 2003.

3. DEBT

2004 Revolving Credit Facility

On September 21, 2004, the Company entered into a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions. The 2004 Revolving Credit Facility is guaranteed by the capital stock of the Company and all of its existing and future domestic subsidiaries, and 65% of the capital stock of all the Company’s existing and future foreign subsidiaries. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letter of credit and a $10 million sub-facility for same day advances provided solely by the U.S financial institution where the Company maintains its cash deposits.

The 2004 Revolving Credit Facility requires maintenance of certain financial ratios, including a leverage ratio and an interest coverage ratio. In addition, the 2004 Revolving Credit Facility subjects the Company to certain limitations, including: (i) the incurrence of certain indebtedness and liens on Company property; (ii) the execution of contracts that represent certain fundamental changes in the Company’s business; (iii) the sale of Company property except in the ordinary course of business; and (iv) the making of certain restricted payments, as defined, and investments. As of September 30, 2004, the Company was in compliance with the financial ratio and other covenants of the 2004 Revolving Credit Facility, and the entire $100 million of the 2004 Revolving Credit Facility was available to the Company.

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at the option of the Company and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on the Company’s leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans.

As of September 30, 2004, the Company had made no borrowings under the 2004 Revolving Credit Facility. The Company pays a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on the Company’s leverage ratio and ranges from 25 to 50 basis points per annum. As of September 30, 2004, the commitment fee rate was 37.5 basis points per annum.

In conjunction with securing the 2004 Revolving Credit Facility, the Company incurred fees of approximately $0.8 million. These costs have been deferred and will be amortized on a straight-line basis over the term of the 2004 Revolving Credit Facility.

Convertible Debt Securities

On June 2, 2004, the Company completed an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 (the “Convertible Debt Securities”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933.

The Company used the proceeds from the Convertible Debt Securities, along with available cash, cash equivalents and short-tem investments, to: (i) repay the outstanding balance of $198.9 million and terminate its 2002 Credit Facility (including the revolving credit facility); (ii) repurchase 2.1 million shares of the Company’s common stock for $40.0 million (market price of $18.72 per share) from the initial purchasers of the Convertible Debt Securities; and (iii) pay debt issuance costs of $7.1 million, of which $6.3 million consisted of underwriting commissions.

The Convertible Debt Securities are unsecured, subordinated to any of the Company’s future senior debt, and senior to the Company’s future junior subordinated debt. The Convertible Debt Securities, issued at a price of 100% of their principal amount, bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2004. The $7.1 million of deferred financing costs related to the Convertible Debt Securities issuance are being amortized to interest expense over seven years. The Convertible Debt Securities are callable by the Company for cash, on or after June 20, 2011, at a redemption price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities can be put back to the Company by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus any accrued interest.

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

The Convertible Debt Securities are convertible into the Company’s common stock, under the specified conditions below, at an initial conversion rate of 37.3552 shares per $1,000 principal amount of Convertible Debt Securities, which is equal to an effective conversion price of $26.77 per share and represents a maximum of 8.6 million shares of potentially issuable Company common stock. The conversion rate can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase Company stock at a price below the then-current market price, cash dividends, and certain purchases by the Company of its common stock pursuant to a tender offer or exchange offer.

Holders of the Convertible Debt Securities can convert their securities: (i) at any time the price of the Company’s common stock trades over $34.80 per share (130% of the $26.77 effective conversion price) for a specified period of time; (ii) at any time the trading price of the Convertible Debt Securities fall below 98% of the average conversion value for the Convertible Debt Securities for a specified period of time; (iii) upon the Company exercising its right to redeem the Convertible Debt Securities at any time after June 20, 2011; and (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control.

The Company has the right to settle the Convertible Debt Securities upon conversion by delivering Company common stock, cash or any combination of Company common stock and cash. At any time prior to maturity, the Company may irrevocably elect at its sole discretion to satisfy in cash 100% of the principal amount of the Convertible Debt Securities converted after the date of such election. After such election, the Company may still satisfy its conversion obligation, to the extent it exceeds the principal amount, in cash or common stock, or a combination of cash and Company common stock. At this time, in the fourth quarter of 2004 the Company expects to make the irrevocable election to settle in cash 100% of the principal amount of the Convertible Debt Securities as a result of an impending change in the accounting rules that will change the treatment of the Convertible Debt Securities in determining diluted EPS. See Note 5 for additional discussion of this matter.

As of September 30, 2004, the Convertible Debt Securities were not registered with the SEC. The Company has entered into a registration rights agreement with the initial purchasers, in which the Company has agreed to: (i) file a shelf registration statement with the SEC for the benefit of the holders of the Convertible Debt Securities within 90 days of the completion of the Convertible Debt Securities offering; (ii) use reasonable best efforts to cause such registration statement to become effective as promptly as possible, but in no event later than 180 days from the completion of the Convertible Debt Securities offering; and (iii) keep the registration statement effective for a specified period of time. If the Company defaults on the registration rights agreement, it will be required to pay additional interest at a rate of 0.25% per annum on the principal amount of the Convertible Debt Securities up to and including the 90th day following such default, and additional interest at a rate of 0.50% per annum on the principal amount of the Convertible Debt Securities from and after the 91st day following such default. On July 16, 2004, the Company filed a shelf registration statement with the SEC on Form S-3 for the Convertible Debt Securities. The Company is currently working through the process necessary to have the shelf registration statement on Form S-3 declared effective by the SEC.

The fair value of the Convertible Debt Securities as of September 30, 2004, based upon quoted market prices, was approximately $217 million. The contingent interest feature of the Convertible Debt Securities discussed above is considered an embedded derivative that is required to be bifurcated and accounted for as a freestanding derivative financial instrument. The fair value of this derivative financial instrument, as of September 30, 2004, was approximately $0.1 million.

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

1996 Employee Stock Purchase Plan. During the second quarter of 2004, the Company’s stockholders approved a 500,000 share increase in the authorized number of shares available under the 1996 Employee Stock Purchase Plan, bringing the total number of authorized shares to be sold under the plan to 958,043. As of September 30, 2004, 511,479 shares remain eligible for purchase under the plan.

Stock Repurchase Program. Effective June 2, 2004, the Company’s Board of Directors approved a five million share increase in the number of shares the Company is authorized to repurchase under its stock repurchase program, bringing the total number of authorized shares to 15.0 million. During the second quarter of 2004 (in conjunction with the issuance of the Convertible Debt Securities), the Company repurchased 2.1 million shares of its common stock for $40.0 million (weighted-average price of $18.72 per share). During the third quarter of 2004, the Company repurchased 0.8 million shares of its common stock for $12.9 million (weighted-average price of $15.25 per share). As of September 30, 2004, the total shares repurchased under the Company’s stock repurchase program since its inception in August 1999 totaled 9.3 million shares, at a total repurchase price of approximately $253 million (weighted-average price of $27.10 per share). At September 30, 2004, the total remaining number of shares authorized for repurchase under the program totaled 5.7 million shares.

5. EARNINGS PER COMMON SHARE

Calculation of Earnings Per Common Share. Earnings per common share (“EPS”) has been computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted EPS is consistent with the calculation of basic EPS while considering the effect of potentially dilutive common shares outstanding during the period. Unvested shares of restricted stock are not included in the basic EPS calculation. Basic and diluted EPS are presented on the face of the Company’s Condensed Consolidated Statements of Operations.

No reconciliation of the basic and diluted EPS numerators is necessary for the three and nine months ended September 30, 2004 and 2003, as net income (loss) is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic common shares outstanding	49,565	51,456	50,844	51,372
Dilutive effect of stock options	270	—	317	—
Dilutive effect of unvested restricted stock	489	—	397	—
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted common shares outstanding	50,324	51,456	51,558	51,372

Because the Company was in a net loss position for the three and nine months ended September 30, 2003, potentially dilutive common shares of 0.5 million and 0.3 million, respectively, related to stock options and unvested restricted stock are excluded in calculating diluted EPS, as their effect is anti-dilutive... In addition, irrespective of whether the Company was in a net income or net loss position, potentially dilutive common shares related to stock options and unvested restricted stock of 1.3 million and 4.9 million, respectively, for the three months ended September 30, 2004 and 2003, and 1.6 million and 5.7 million, respectively, for the nine months ended September 30, 2004 and 2003, are excluded in calculating diluted EPS as their effect is anti-dilutive.

The Convertible Debt Securities had no impact on the number of diluted common shares outstanding since none of the contingent conversion features have been met as of September 30, 2004 (see Note 3). Under the application of existing GAAP, the Convertible Debt Securities are not included within the computation of diluted EPS until one of the contingent conversion features has been met.

Recent Accounting Pronouncement Impacting EPS. In September 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached a final consensus decision on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. The EITF’s consensus decision states that shares to be potentially issued under contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether any of the contingent conversion features have been met. As stated above, under the existing application of GAAP, those securities are not included in the computation of diluted EPS until the period in which one of the contingent conversion features has been met. In October 2004, the EITF’s consensus decision was ratified by the FASB, and EITF 04-8 is expected to become effective during the fourth quarter of 2004.

The Company’s Convertible Debt Securities fall within the scope of EITF 04-8. The Company expects to adopt EITF 04-8 during the period it becomes effective. While retroactive application of the consensus decision is required upon adoption of EITF 04-8, a modified transition method is allowed. That is, for contingently convertible instruments outstanding as the date of adoption of EITF 04-8 and whose terms have been modified since issuance, prior-period diluted EPS should be restated to conform to the consensus decision for comparative purposes based on the modified terms of the instrument at the date of adoption of EITF 04-8.

As discussed in Note 3, the Company currently has the right to settle the Convertible Debt Securities upon conversion by delivering Company common stock, cash or any combination of Company common stock and cash. At any time prior to maturity, the Company may irrevocably elect at its sole discretion to satisfy in cash 100% of the principal amount of the Convertible Debt Securities converted after the date of such election. After such election, the Company may still satisfy its conversion obligation, to the extent it exceeds the principal amount, in cash or Company common stock, or a combination of cash and Company common stock. At this time, prior to adoption of EITF 04-8, the Company expects to make the irrevocable election to settle in cash 100% of the $230 million principal amount of the Convertible Debt Securities which would then require the Company to calculate dilution for the Convertible Debt Securities using the “treasury stock” method in periods in which the Company’s average stock price exceeds the current effective conversion price of $26.77 per share. Under the treasury stock method, the Company would have no reduction in its previously reported diluted EPS in the second and third quarters of 2004, as the Company’s average stock price did not exceed the effective conversion price of $26.77 per share during these periods. In addition, going forward, the Convertible Debt Securities would impact the Company’s diluted EPS calculation only in those periods in which the Company’s average stock price exceeds the current effective conversion price of $26.77 per share.

If the Company does not make the irrevocable election to settle in cash 100% of the $230 million principal amount of the Convertible Debt Securities prior to the adoption of EITF Issue No. 04-8, the Company will be required to calculate dilution for the Convertible Debt Securities using the “if-converted” method, with retroactive application back to the June 2004 issuance date of the Convertible Debt Securities. Under the if-converted method, the Company would restate its previously reported diluted EPS for the third quarter of 2004 from $0.32 to $0.30, or approximately 6% of additional dilution. The impact to the second quarter of 2004 is not significant, and as a result, no restatement of diluted EPS would be required for this period. In addition, going forward, the if-converted method would be expected to decrease the Company’s diluted EPS by approximately 7-8% over current near-term expectations.

6. COMPREHENSIVE INCOME (LOSS)

The Company’s components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$16,333	$(53,774)	$34,922	$(33,348)
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	(289)	(8)	(52)	2,895
Unrealized gain (loss) on short-term investments	—	—	(3)	7

Comprehensive income (loss)	$16,044	$(53,782)	$34,867	$(30,446)

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

	Three Months Ended September 30, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$80,013	$735	$—	$80,748
Software revenues	1,176	8,468	—	9,644
Maintenance revenues	4,529	20,107	—	24,636
Professional services revenues	210	17,835	—	18,045

Total revenues	85,928	47,145	—	133,073
Segment operating expenses (1)	53,509	43,577	14,489	111,575

Contribution margin (loss) (1)	$32,419	$3,568	$(14,489)	$21,498

Contribution margin percentage	37.7%	7.6%	N/A	16.2%

Certain non-cash expenses:
Amortization of investment in client contracts (3)	$3,171	$—	$—	$3,171
Other intangible assets amortization	—	3,328	257	3,585
Depreciation	1,665	879	991	3,535
Stock-based compensation	1,089	789	1,625	3,503

Total	$5,925	$4,996	$2,873	$13,794

	Three Months Ended September 30, 2003 (2)
	Broadband Division	GSS Division	Corporate	Total
Processing revenues (Broadband Division net of $13,472 for the arbitration charge)	$78,731	$638	$—	$79,369
Software revenues	1,897	8,703	—	10,600
Maintenance revenues (Broadband Division net of $450 of the arbitration charge)	4,649	19,027	—	23,676
Professional services revenues	310	17,234	—	17,544

Subtotal	85,587	45,602	—	131,189
Charge for arbitration ruling attributable to periods prior to July 1, 2003	(105,679)	—	—	(105,679)

Total revenues, net	(20,092)	45,602	—	25,510
Segment operating expenses (1)	54,479	46,530	15,128	116,137

Contribution margin (loss) (1)	$(74,571)	$(928)	$(15,128)	$(90,627)

Contribution margin (loss) percentage	(371.1)%	(2.0)%	N/A	(355.3)%

Certain non-cash expenses:
Amortization of investment in client contracts (3)	$2,272	$—	$—	$2,272
Other intangible assets amortization	—	3,417	629	4,046
Depreciation	2,190	1,424	915	4,529
Stock-based compensation	51	28	1,278	1,357

Total	$4,513	$4,869	$2,822	$12,204

	Nine Months Ended September 30, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$240,735	$2,040	$—	$242,775
Software revenues	2,999	22,391	—	25,390
Maintenance revenues	14,202	59,138	—	73,340
Professional services revenues	608	50,987	—	51,595

Total revenues	258,544	134,556	—	393,100
Segment operating expenses (1)	151,463	128,828	45,751	326,042

Contribution margin (loss) (1)	$107,081	$5,728	$(45,751)	$67,058

Contribution margin percentage	41.4%	4.3%	N/A	17.1%

Certain non-cash expenses:
Amortization of investment in client contracts (3)	$8,258	$—	$—	$8,258
Other intangible assets amortization	—	10,641	1,429	12,070
Depreciation	5,140	2,794	2,754	10,688
Stock-based compensation	3,283	2,443	5,722	11,448

Total	$16,681	$15,878	$9,905	$42,464

	Nine Months Ended September 30, 2003 (2)
	Broadband Division	GSS Division	Corporate	Total
Processing revenues (Broadband Division net of $13,472 for the arbitration charge)	$259,613	$1,973	$—	$261,586
Software revenues	4,032	28,880	—	32,912
Maintenance revenues (Broadband Division net of $450 of the arbitration charge)	14,757	54,150	—	68,907
Professional services revenues	892	51,185	—	52,077

Subtotal	279,294	136,188	—	415,482
Charge for arbitration ruling attributable to periods prior to July 1, 2003	(105,679)	—	—	(105,679)

Total revenues, net	173,615	136,188	—	309,803
Segment operating expenses (1)	159,562	146,065	52,492	358,119

Contribution margin (loss) (1)	$14,053	$(9,877)	$(52,492)	$(48,316)

Contribution margin (loss) percentage	8.1%	(7.3)%	N/A	(15.6)%

Certain non-cash expenses:
Amortization of investment in client contracts (3)	$5,576	$—	$—	$5,576
Other intangible assets amortization	—	11,225	1,883	13,108
Depreciation	7,045	3,637	2,780	13,462
Stock-based compensation	127	69	3,871	4,067

Total	$12,748	$14,931	$8,534	$36,213

(1)	Segment operating expenses and contribution margin (loss) exclude restructuring charges of $0.1 million and $3.5 million, respectively, for the three months ended September 30, 2004 and 2003, and $2.4 million and $7.6 million, respectively, for the nine months ended September 30, 2004 and 2003.

(2)	During the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock-based awards in accordance with SFAS 123, using the prospective method of transition (see Note 2). The adoption of SFAS 123 was effective as of January 1, 2003. As a result, the segment operating results for the three and nine months ended September 30, 2003 have been restated to reflect the inclusion of additional stock-based compensation expense of $0.3 million and $0.6 million, respectively.
(3)	Amortization related to investments in client contracts has been reflected as a reduction in processing and related services revenues in the segment information presented above and in the accompanying Condensed Consolidated Statements of Operations.

Reconciling information between reportable segments contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Segment contribution margin (loss)	$21,498	$(90,627)	$67,058	$(48,316)
Restructuring charges	(91)	(3,451)	(2,387)	(7,603)

Operating income (loss)	21,407	(94,078)	64,671	(55,919)
Interest expense	(1,811)	(3,291)	(8,049)	(10,647)
Write-off of deferred financing costs	—	—	(6,569)	—
Other	1,797	1,134	1,303	4,694

Income (loss) before income taxes	$21,393	$(96,235)	$51,356	$(61,872)

Of the $0.1 million and $2.4 million restructuring charges recorded in the three and nine months ended September 30, 2004, $0 and $0.2 million relate to the Broadband Division, $0 and $1.4 million relate to the GSS Division, and $0.1 million and $0.8 million relate to Corporate. Of the $3.5 million and $7.6 million restructuring charges recorded in the three and nine months ended September 30, 2003, $0.2 million and $0.2 million relate to the Broadband Division. $3.3 million and $7.3 million relate to the GSS Division, and $0.0 and $0.1 million relate to Corporate.

9. LONG LIVED ASSETS

Goodwill. The Company does not have any intangible assets with indefinite lives other than goodwill. The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2004 was as follows (in thousands):

	Broadband Division	GSS Division	Consolidated
Balance as of December 31, 2003	$623	$218,576	$219,199
Impairment losses	—	—	—
Adjustment to Kenan Business acquired assets and assumed liabilities	—	(1,508)	(1,508)
Effects of changes in foreign currency exchange rates and other	—	103	103

Balance as of September 30, 2004	$623	$217,171	$217,794

Other Intangible Assets. The Company’s intangible assets subject to amortization consist of client contracts and software. As of September 30, 2004 and December 31, 2003 the carrying values of these assets were as follows (in thousands):

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$111,709	$(59,301)	$52,408	$109,109	$(50,973)	$58,136
Software	101,490	(73,437)	28,053	100,737	(62,957)	37,780

Total	$213,199	$(132,738)	$80,461	$209,846	$(113,930)	$95,916

The aggregate amortization related to intangible assets for the three months ended September 30, 2004 and 2003 was $6.5 million and $5.7 million, respectively, and for the nine months ended September 30, 2004 and 2003 was $18.9 million and $16.8 million, respectively. Based on the September 30, 2004 net carrying value of these intangible assets, the estimated aggregate amortization for each of the five succeeding fiscal years ending December 31 are: 2004 – $25.5 million; 2005 – $26.2 million; 2006 – $21.1 million; 2007 – $14.2 million; and 2008 – $12.5 million. These amounts have been revised from the amounts disclosed as of December 31, 2003, primarily as a result of the change in amortization related to the Comcast client contracts intangible asset, as discussed below.

Carrying Value of the GSS Division’s Intangible Assets. As of September 30, 2004, there was approximately $30 million in net intangible assets (primarily software) and approximately $217 million of goodwill that was attributable to the GSS Division, which included the assets from the Kenan Business, ICMS, Davinci, and plaNet acquisitions. Key drivers of the value assigned to these acquisitions are the global telecommunications industry client base and the software assets acquired. The Company performed its annual GSS Division goodwill impairment test as of July 31, 2004, and also performed certain financial analyses of the GSS Division’s other long-lived intangible assets at that time as well, and concluded that no impairment of the GSS Division’s goodwill or other long-lived intangible assets had occurred at that time. As of September 30, 2004, the Company concluded that no events or changes in circumstances have occurred since July 31, 2004 to warrant an impairment assessment of the GSS Division’s goodwill and/or other long-lived intangible assets. The Company will continue to monitor the carrying value of these assets during the period of economic recovery for the telecommunications industry and will perform the next scheduled GSS Division annual goodwill impairment test in the third quarter of 2005. If the current economic conditions take longer to recover than anticipated, it is reasonably possible that a review for impairment of the GSS Division’s goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Carrying Value of Broadband Division’s Intangible Assets. As of September 30, 2004, the Broadband Division had client contracts intangible assets with a net carrying value of approximately $50 million. Of this amount, approximately $48 million related to the Comcast Contract. As discussed in Note 7 above, during the first quarter of 2004, the Company signed a new contract with Comcast. The Company has evaluated the carrying value of this intangible asset in light of the net cash flows expected to be generated from the Comcast Contract, and has concluded that there was no impairment to this asset as a result of the new Comcast Contract. However, as a result of the shortened term of the Comcast Contract, effective in March 2004, the Company was required to accelerate the amortization of this intangible asset. The Company’s revised estimated amortization of all client contracts intangible assets, reflecting the accelerated amortization resulting from the Comcast Contract, for each of the five succeeding fiscal years ending December 31 are: 2004 - $11.3 million; 2005 - $12.0 million; 2006 - $11.9 million; 2007 - $11.9 million; and 2008 - $11.8 million.

10. RESTRUCTURING CHARGES

Cost Reduction Initiatives. Due to the economic decline in the global telecommunications industry and the uncertainty in the timing and the extent of any economic turnaround within the industry, beginning in the third quarter of 2002 and continuing through the third quarter of 2003, the Company implemented several cost reduction initiatives resulting in restructuring charges. In addition, in response to the expected reduction in revenues resulting from the Comcast arbitration ruling received in October 2003, the Company implemented a cost reduction initiative in the fourth quarter of 2003. A summary of the Company’s cost reduction initiatives through September 30, 2004 is as follows:

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

Restructuring Charges. As a result of the cost reduction initiatives described above, during the three months ended September 30, 2004 and 2003, the Company recorded restructuring charges of $0.1 million and $3.5 million, and during the nine months ended September 30, 2004 and 2003, the Company recorded restructuring charges of $2.4 million and $7.6 million, respectively. The restructuring costs have been reflected as a separate line item on the accompanying Condensed Consolidated Statements of Operations. The components of the restructuring charges are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Involuntary employee terminations	$32	$853	$1,731	$4,324
Facility abandonments	59	2,599	654	3,253
All other	—	(1)	2	26

Total restructuring charges	$91	$3,451	$2,387	$7,603

The involuntary employee terminations component of the restructuring charges relates primarily to severance payments and job placement assistance for those terminated employees. The facility abandonments component of the restructuring charges relates to office facilities that are under long-term lease agreements that the Company has abandoned. The facility abandonments charge is equal to the present value of the future costs associated with those abandoned facilities, net of the estimated proceeds from any future sublease agreements. The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any future sublease agreements. The Company will continue to evaluate its estimates used in recording the facility abandonments charge. As a result, there may be additional charges or reversals in the future related to the facilities that had been abandoned as of September 30, 2004.

Restructuring Reserves. The activity in the business restructuring reserves during the nine months ended September 30, 2004 is as follows (in thousands):

	Termination Benefits	Facility Abandonments	Other	Total
December 31, 2003, balance	$2,118	$13,121	$—	$15,239
Charged to expense during period	1,731	654	2	2,387
Cash payments	(3,796)	(5,264)	(2)	(9,062)
Other	—	10	—	10

September 30, 2004, balance	$53	$8,521	$—	$8,574

Of the $8.6 million business restructuring reserve as of September 30, 2004, $5.5 million was included in current liabilities and $3.1 million was included in non-current liabilities. As of December 31, 2003, the present value of the estimated proceeds from any future sublease agreements used in the calculation of the business restructuring reserves was approximately $13 million, of which approximately $5 million related to future sublease proceeds from signed sublease agreements. As of September 30, 2004, the present value of the estimated proceeds from any future sublease agreements used in the calculation of the business restructuring reserves was approximately $13 million, of which approximately $5 million related to future sublease proceeds from signed sublease agreements.

11. INCOME TAXES

The Company was in a domestic net operating loss (“NOL”) position for 2003 as a result of the Comcast $119.6 million arbitration charge (see Note 7). The Company’s income tax receivable as of December 31, 2003 was $35.1 million, which resulted from the Company’s ability to claim a refund for 2003 income taxes already paid, and from its ability to carry back the Company’s NOL to prior years. During the first quarter of 2004, the Company received approximately $34 million of this income tax receivable, and identified additional income tax receivable amounts during its final preparation of the 2003 U.S. Federal income tax return, which was filed in March 2004. As a result, the Company’s September 30, 2004, income taxes receivable is $4.4 million.

In accordance with GAAP applicable to interim financial statements, the Company is required to estimate its expected annual effective income tax rate at each quarter-end, and record adjustments to bring the interim year-to-date income tax provision to the expected income tax rate. During the three months ended September 30, 2004, the Company changed its 2004 estimated annual effective income tax rate to 32%, which is a decrease from the previous estimate of 38% as of the end of the second quarter of 2004. The decrease in the 2004 estimated annual effective income tax rate is primarily the result of the completion and resolution of certain tax matters in foreign jurisdictions during the third quarter of 2004. In order to reflect an effective income tax rate of 32% for the nine months ended September 30, 2004, the effective income tax rate for the three months ended September 30, 2004 was 24%.

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

Contingent Consideration. Contingent consideration represents an arrangement to provide additional consideration to the seller in a business combination if contractually specified conditions related to the acquired entity are achieved. In the Davinci Business Acquisition, which closed in December 2002, the stock purchase agreement included contingent consideration related to the amount of the Company revenues in 2004, 2005 and 2006 associated with CSG Total Care (formerly Davinci’s m-Care solution). The maximum contingent consideration that could be paid out over the three years is $2.3 million. As of September 30, 2004, the Company had not accrued any amount for the 2004 portion of the contingent consideration as the outcome of the contingency is not determinable beyond a reasonable doubt.

Claims for Company Non-performance. The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company, or in the case of certain of the Company’s out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2004, the Company believes it had adequate reserves to cover any reasonably anticipated exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients.

Legal Proceedings. From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any material pending or threatened legal proceedings.

13. SALE OF ADELPHIA ACCOUNTS RECEIVABLE

In June 2002, one of the Company’s larger Broadband Division clients, Adelphia Communications (“Adelphia”), filed for bankruptcy protection. At that time, the Company adjusted its allowance for doubtful accounts and deferred revenue balances for the estimated realizability of Adelphia’s pre-bankruptcy accounts receivable. In the second quarter of 2004, the Company sold, without recourse, $8.0 million of Adelphia pre-bankruptcy accounts receivable to an independent third party for $6.3 million. The Company has accounted for the transfer of the pre-bankruptcy accounts receivable as a “sale” using the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets” and has removed the accounts receivable from the accompanying Condensed Consolidated Balance Sheet. The Company has no continuing involvement or retained interest in the transferred accounts receivable, and as a result of a bankruptcy court order stipulating to the amount of the pre-bankruptcy accounts receivable, there is no risk that the account receivable will be put back to the Company. The excess of the cash received over the net carrying value of the pre-bankruptcy accounts receivable at the date of sale, totaling $3.5 million, was recognized in earnings in the accompanying Condensed Consolidated Statements of Operations during the second quarter of 2004, with $1.3 million recorded as processing revenues (primarily for services performed prior to the bankruptcy filing in June 2002) and $2.2 million as a reduction of bad debt expense.

CSG SYSTEMS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:

Processing and related services (inclusive in 2003 of $13,472 charge for arbitration ruling attributable to the third quarter of 2003)	$80,748	60.7%	$79,369	311.1%	$242,775	61.8%	$261,586	84.4%
Software	9,644	7.2	10,600	41.6	25,390	6.4	32,912	10.6
Maintenance (inclusive in 2003 of $450 charge for arbitration ruling attributable to the third quarter of 2003)	24,636	18.5	23,676	92.8	73,340	18.7	68,907	22.3
Professional services	18,045	13.6	17,544	68.8	51,595	13.1	52,077	16.8

	133,073	100.0	131,189	514.3	393,100	100.0	415,482	134.1
Charge for arbitration ruling attributable to periods prior to July 1, 2003	—	—	(105,679)	(414.3)	—	—	(105,679)	(34.1)

Total revenues	133,073	100.0	25,510	100.0	393,100	100.0	309,803	100.0

Cost of revenues:
Cost of processing and related services	37,977	28.5	36,523	143.2	106,402	27.1	106,199	34.3
Cost of software and maintenance	17,295	13.0	18,546	72.7	50,731	12.9	54,251	17.5
Cost of professional services	17,177	12.9	16,778	65.8	46,943	11.9	50,006	16.1

Total cost of revenues	72,449	54.4	71,847	281.7	204,076	51.9	210,456	67.9

Gross margin (loss) (exclusive of depreciation)	60,624	45.6	(46,337)	(181.7)	189,024	48.1	99,347	32.1

Operating expenses:
Research and development	15,035	11.3	14,322	56.1	45,257	11.5	46,742	15.1
Selling, general and administrative	20,556	15.4	25,439	99.7	66,021	16.8	87,459	28.2
Depreciation	3,535	2.7	4,529	17.8	10,688	2.7	13,462	4.4
Restructuring charges	91	0.1	3,451	13.5	2,387	0.6	7,603	2.5

Total operating expenses	39,217	29.5	47,741	187.1	124,353	31.6	155,266	50.2

Operating income (loss)	21,407	16.1	(94,078)	(368.8)	64,671	16.5	(55,919)	(18.1)

Other income (expense):
Interest expense	(1,811)	(1.4)	(3,291)	(12.9)	(8,049)	(2.1)	(10,647)	(3.5)
Write-off of deferred financing costs	—	—	—	—	(6,569)	(1.7)	—	—
Interest and investment income, net	536	0.4	381	1.5	1,092	0.3	1,112	0.4
Other, net	1,261	1.0	753	3.0	211	0.1	3,582	1.2

Total other	(14)	—	(2,157)	(8.4)	(13,315)	(3.4)	(5,953)	(1.9)

Income (loss) before income taxes	21,393	16.1	(96,235)	(377.2)	51,356	13.1	(61,872)	(20.0)
Income tax (provision) benefit	(5,060)	(3.8)	42,461	166.4	(16,434)	(4.2)	28,524	9.2

Net income (loss)	$16,333	12.3%	$(53,774)	(210.8)%	$34,922	8.9%	$(33,348)	(10.8)%

Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$0.33		$(1.05)		$0.69		$(0.65)

Weighted average common shares	49,565		51,456		50,844		51,372

Diluted net income (loss) per common share:
Net income (loss) available to common stockholders	$0.32		$(1.05)		$0.68		$(0.65)

Weighted average common shares	50,324		51,456		51,558		51,372

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

General Market Conditions

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

Management Overview of Quarterly Results

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

A summary of our consolidated results of operations for the third quarter of 2004 are as follows:

•	Our total consolidated revenues for the third quarter of 2004 increased $3.4 million (or 2.6%) to $133.1 million, when compared to $129.7 million for the second quarter of 2004, with the increase attributable to strong performance in all of the revenue line items.

•	Our total consolidated operating expenses for the third quarter of 2004 increased approximately $4 million (or 3.7%) to $111.7 million, when compared to $107.7 million for the second quarter of 2004. This increase relates primarily to various employee-related costs, including approximately $1 million related to our company-wide employee merit wage increase in August 2004, and the impact of adding staff to address the revenue opportunities we see in our Broadband Division’s Voice over IP products and services, and in our GSS Division’s foreign operations, primarily within the Asia-Pacific region.

•	Our net income per diluted share for the third quarter of 2004 was $0.32, which includes a positive impact of approximately $0.08 per diluted share, resulting from foreign currency transaction gains of $0.02 per diluted share, and $0.06 per diluted share due to a decrease in our estimated 2004 effective income tax rate.

•	We continued to generate strong cash flows as a result of our profitable operations and through our effective management of our accounts receivable. During the third quarter of 2004, we generated $24.8 million of cash flow from operating activities, and ended the quarter at $138.9 million of cash and short-term investments, compared to $131.2 million as of June 30, 2004.

Other key events for the quarter ended September 30, 2004 are as follows:

•	In September 2004, we entered into a five-year, $100 million revolving credit facility with a bank group which provides us with additional financial flexibility and liquidity. The revolving credit facility allows us to have opportunistic capital available as we manage and grow our business.

•	In September 2004, a final consensus was reached by the Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) regarding the manner in which our Convertible Debt Securities need to be considered in calculating our diluted earnings per share. See Note 5 to the Financial Statements for additional discussion of this matter.

•	In August 2004, we repurchased 0.8 million shares of our common stock for $12.9 million (weighted-average price of $15.25 per share).

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

A summary of the key business matters for the Broadband Division in the third quarter of 2004 is as follows:

•	The Broadband Division’s third quarter of 2004 revenues totaled $85.9 million, compared to third quarter of 2003 revenues of negative $(20.1) million and second quarter of 2004 revenues of $86.0 million. The third quarter of 2003 includes a $119.6 million charge to revenue related to the Comcast arbitration ruling, of which $13.9 million was attributed to the third quarter of 2003 revenues, with the remaining $105.7 million attributed to revenues for periods prior to July 1, 2003. See additional discussions of this matter below.

•	Total domestic customer accounts processed on our system as of September 30, 2004 were 44.0 million, compared to 43.7 million as of June 30, 2004. The annualized revenue per processing unit for the third quarter of 2004 was $7.36 compared to annualized revenue per processing unit of $7.42 for the second quarter of 2004. The second quarter ARPU measure includes $0.12 related to $1.3 million of revenue related to the sale of Adelphia pre-bankruptcy accounts receivable that were sold in the second quarter of 2004.

•	The Broadband Division’s segment operating expenses for the third quarter of 2004 totaled $53.5 million, compared to third quarter of 2003 segment operating expenses of $54.5 million (a 1.8% decrease) and second quarter of 2004 segment operating expenses of $48.7 million (a 9.9% increase). As discussed above, the increase in expenses between sequential quarters is primarily related to increases in various employee-related costs, and is consistent with our expectations of adding staff to support the growth opportunities we see for our products and services designed to address our clients’ rollout of Voice over IP service offerings.

•	During the quarter, the Broadband Division continued its migration of customers onto its re-architected customer care and billing solution, Advanced Convergent Platform (“ACP”). Currently, over 1.5 million customers are being processed on the solution. See the “Business” section of our 2003 10-K for additional discussion of this matter.

•	The Broadband Division participated in planning, testing, trials and rollouts of Voice over IP services with clients offering the service, including Time Warner Cable of New York City, which launched its telephony service this quarter.

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

The GSS Division’s revenues consist of software license and maintenance fees, and various professional and consulting services related to its software products (principally, implementation services). The market for the GSS Division’s products and services is highly competitive, resulting in significant pricing pressures for both new and existing client purchases. Historically, approximately three-fourths of the GSS Division’s revenues have been generated outside the U.S. We expect that a similar portion of the GSS Division’s 2004 revenues will be generated outside the U.S.

A summary of the key business matters for the GSS Division in the third quarter of 2004 is as follows:

•	The GSS Division’s third quarter of 2004 revenues totaled $47.1 million, compared to third quarter of 2003 revenues of $45.6 million (a 3.4% increase) and second quarter of 2004 revenues of $43.7 million (an 8.0% increase). The GSS Division had a positive contribution margin in the third quarter of 2004 of $3.6 million, compared to a negative contribution margin in the third quarter of 2003 of $(0.9) million and a positive contribution margin in the second quarter of 2004 of $1.0 million. The improvement in the contribution margin year-over-year is primarily due to lower operating expenses resulting primarily from various cost reduction initiatives, and to a lesser degree, due to an increase in revenues between periods.

•	The GSS Division’s segment operating expenses for the third quarter of 2004 totaled $43.6 million, compared to third quarter of 2003 segment operating expenses of $46.5 million (a 6.3% decrease) and second quarter of 2004 segment operating expenses of $42.7 million (a 2.1% increase). As discussed above, the increase in expense between sequential quarters is primarily related to various employee-related costs, and is consistent with our expectations of adding costs to support the growth opportunities of our foreign operations, primarily within the Asia-Pacific region.

•	The GSS Division expanded its relationships with clients representing every region this quarter. We continued to see strength in our Asia-Pacific region with expanded contracts with Bharti Airtel, an Indian wireless and wireline provider, and KDB, a Korean multi-channel satellite provider. In addition, CTBC, a leading convergent services provider in Brazil, selected Kenan FX as its platform to standardize all of its services, including wireline, wireless, broadband and data. This brings the total number of customers that have selected the Kenan FX framework to 17.

Significant Client Relationships

Comcast

Background. Comcast is our largest client. During the third quarter of 2004, revenues from Comcast represented approximately 15% of our total consolidated revenues. Total revenues generated from Comcast in the first three quarters of 2004 were approximately 16% of our total consolidated revenues. We expect that the percentage of our total consolidated revenues in 2004 related to Comcast will represent a percentage comparable to that of the first three quarters of 2004 (i.e., approximately 15%-16%), and continue to expect that revenues from Comcast will be in-line with or exceed its contractual minimums.

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

The Comcast Contract includes annual financial minimums for 2004, 2005 and 2006 of $85 million, $75 million and $60 million, respectively (total of $220 million). In addition, the Comcast Contract eliminated the exclusive right we had under our previous contract with Comcast to provide customer care and billing services for the entire 13 million AT&T Broadband customer base (acquired by Comcast in November 2002). Although the elimination of our exclusive rights to process these customers increases the risk of customer deconversions from our system, such risk is mitigated to a certain degree by the annual financial minimums. The Comcast Contract is included in the exhibits to our periodic filings with the Securities and Exchange Commission (the “SEC”). The document is available on the Internet and we encourage readers to review this document for further details.

Impact of Comcast Contract on Client Contracts Intangible Asset. We have a long-lived client contracts intangible asset related to our Comcast Contract that has a net carrying value as of September 30, 2004 of approximately $48 million. During the first quarter of 2004, we evaluated the carrying value of this intangible asset in light of the net cash flows expected to be generated from the Comcast Contract, and concluded that there was no impairment to this asset as a result of the new Comcast Contract. No events have occurred or additional facts have become available since that evaluation was performed that would cause us to change our first quarter of 2004 conclusion. However, as a result of the shortened term of the Comcast Contract, effective in March 2004, we were required to accelerate the amortization of this intangible asset. Total amortization related to the Comcast Contract for the three months ended

September 30, 2004 and 2003, was $2.8 million and $1.4 million, respectively, and for the nine months ended September 30, 2004 and 2003, was $7.5 million and $4.3 million, respectively. The amortization was consistent between the second and third quarters of 2004. Going forward, this amortization will be approximately $3 million per quarter through the end of the contract term of December 31, 2008. The amortization of the client contracts intangible asset is recorded as a reduction in processing revenues, as opposed to amortization expense, in the accompanying Condensed Consolidated Statements of Operations.

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

Echostar

Background. Echostar is our second largest client. During the third quarter of 2004, revenues from Echostar represented approximately 14% of our total consolidated revenues. Total revenues generated from Echostar in the first three quarters of 2004 were approximately 14% of our total consolidated revenues. We expect that the percentage of our total consolidated revenues in 2004 related to Echostar will represent a percentage comparable to that of the first three quarters of 2004 (i.e., approximately 13%-14%).

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

Significant Client Concentration Risk. We expect to continue to generate a significant percentage of our future revenues under the Echostar Master Subscriber Agreement. As stated above, the Echostar Master Subscriber Agreement runs through March 1, 2006. The failure of Echostar to further renew its contract, representing a significant part of its business with us, could have a material adverse effect on our financial condition and results of operations.

Modification of Election To Settlement Convertible Debt Securities Upon Conversion

During the fourth quarter of 2004, we expect to irrevocably modify the settlement options available to us to satisfy our obligation upon conversion of the Convertible Debt Securities (the “Irrevocable Election”). See Note 3 to the Financial Statements for a discussion of the Convertible Debt Securities we issued in June 2004. We currently have the option to settle our entire obligation upon conversion of the Convertible Debt Securities by delivering our common stock, cash or any combination of our common stock and cash. If we make the Irrevocable Election, we will be required to, upon conversion, settle the principal amount of the Convertible Debt Securities in cash, and will have the option to settle our remaining conversion obligation, if any, in our common stock, cash or any combination of our common stock and cash.

We expect to make the Irrevocable Election in response to the EITF reaching a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” in September 2004. See Note 5 to the Financial Statements for a discussion of the impact of EITF Issue No. 04-8 on our diluted earnings per share (“EPS”).

If we make the Irrevocable Election, we will be required to calculate dilution for the Convertible Debt Securities using the “treasury stock” method. If we do not make the Irrevocable Election, we would be required to calculate dilution for the Convertible Debt Securities using the “if-converted” method. Under the “treasury stock” method, our diluted EPS will not be impacted until our average stock price exceeds the Convertible Debt Securities’ current effective conversion price of $26.77 per share. Thus, we will not be required to restate our previously reported diluted EPS in the second and third quarters of 2004. Under the “if-converted” method, we would be required to restate our previously reported diluted EPS for the third quarter of 2004 from $0.32 to $0.30, resulting in approximately 6% of additional dilution. The impact of using the “if-converted” method to the second quarter of 2004 is not significant, and as a result, no restatement of diluted EPS would be required for that period. In addition, going forward, the “if-converted” method would be expected to decrease our diluted EPS by approximately 7-8% over current near-term expectations.

Stock-Based Compensation Expense

As discussed in greater detail in Note 2 to the Financial Statements, in 2003 we adopted the fair value method of accounting for our stock-based awards under SFAS No. 123, using the prospective method of transition outlined in SFAS No. 148. In addition, we completed our exchange of certain stock options for restricted stock (also referred to by us as our “tender offer”) in December 2003. As a result, our stock-based compensation expense is significantly higher in 2004 when compared to 2003. Stock-based compensation expense is included in the following income statement captions, and included in the various segment results, in the Financial Statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Consolidated Statements of Operations:
Cost of processing and related services	$704	$20	$1,968	$36
Cost of software and maintenance	307	6	776	11
Cost of professional services	207	6	781	15
Research and development	450	13	1,380	27
Selling, general and administrative	1,835	1,312	6,543	3,978

Total stock-based compensation expense	$3,503	$1,357	$11,448	$4,067

Segment Results:
Broadband Division	$1,089	$51	$3,283	$127
GSS Division	789	28	2,443	69
Corporate	1,625	1,278	5,722	3,871

Total stock-based compensation expense	$3,503	$1,357	$11,448	$4,067

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

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOA”) requires that we evaluate and report on our internal controls over financial reporting and have our independent auditors attest to such evaluation. We have developed a project plan to address what we believe are the required steps to timely meet the requirements of Section 404 of the SOA, which includes documenting and testing our system of internal controls over financial reporting to provide the basis for our report. We believe we are progressing on our project plan generally as expected. However, due to ongoing evaluation and testing of our internal controls and the uncertainties of the interpretation of the applicable auditing rules required to comply with Section 404 of the SOA, as well as the significant efforts required to timely complete this work for both us and our independent auditors, there can be no assurances that: (i) we will timely and adequately complete the necessary work to meet the requirements of Section 404 of the SOA; and/or (ii) there may not be material weaknesses that will be required to be reported.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the three months ended September 30, 2004 increased to $133.1 million, from $25.5 million for the three months ended September 30, 2003. The increase between periods is primarily due to the $105.7 million charge for the Comcast arbitration ruling attributable to periods prior to July 1, 2003 recorded in the third quarter of 2003, as discussed above.

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic region for the three months ended September 30, 2004 and 2003 were as follows (in thousands):

	September 30, 2004	September 30, 2003
North America (principally the United States)	$95,672	$(8,852)
Europe, Middle East and Africa (principally Europe)	23,800	23,313
Asia Pacific	8,239	6,833
Central and South America	5,362	4,216

	$133,073	$25,510

Revenues for North America for the three months ended September 30, 2003, reflect the charge for the Comcast arbitration ruling attributable to periods prior to July 1, 2003 of $105.7 million. For revenues generated outside North America, no single country accounts for more than 5% of our total revenues.

See the “Results of Operations – Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Revenues. See our 2003 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the three months ended September 30, 2004 increased 4.0% to $38.0 million, from $36.5 million for the three months ended September 30, 2003. The increase between periods is primarily due to: (i) an increase in data processing costs, due primarily to greater processing requirements for ACP functionality and an increase in the number of our clients’ customer accounts processed on our system; and (ii) as discussed above, an increase in employee-related costs primarily as a result of the merit wage increases in August 2004, and the increase in staff added to support the growth opportunities of our Voice over IP products and services. These increases were offset to a certain degree by a reduction in personnel costs resulting from the most recent cost reduction program initiated in the fourth quarter of 2003. Processing costs as a percentage of related processing revenues were 47.0% (gross margin of 53.0%) for the three months ended September 30, 2004 compared to 46.0% (gross margin of 54.0%) for the three months ended September 30, 2003.

Cost of processing and related services in the third quarter of 2004 reflects a sequential increase of $3.4 million when compared to the second quarter of 2004 amount of $34.6 million. This increase is primarily due to the increase in employee-related costs as discussed above. We believe our cost of processing revenues for the fourth quarter of 2004 will be somewhat comparable to the third quarter of 2004.

Cost of Software and Maintenance. The combined cost of software and maintenance for the three months ended September 30, 2004 decreased 6.7% to $17.3 million, from $18.5 million for the three months ended September 30, 2003. The decrease between periods is primarily due to a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed below. The cost of software and maintenance as a percentage of related revenues was 50.5% (gross margin of 49.5%) for the three months ended September 30, 2004 as compared to 54.1% (gross margin of 45.9%) for the three months ended September 30, 2003. As discussed below, fluctuations in the quarterly gross margin for software and maintenance revenues are an inherent characteristic of software companies, which can be impacted by, among others things, the timing of executed contracts in any one quarter.

Cost of Professional Services. The cost of professional services of $17.2 million for the three months ended September 30, 2004 was relatively flat when compared to $16.8 million for the three months ended September 30, 2003. The cost of professional services as a percentage of related revenues was 95.2% (gross margin of 4.8%) for the three months ended September 30, 2004, as compared to 95.6% (gross margin of 4.4%) for the three months ended September 30, 2003. As discussed below, fluctuations in the quarterly gross margin for professional services revenues are an inherent characteristic of professional services companies.

Cost of professional services in the third quarter of 2004 reflects a sequential increase of $1.6 million when compared to the second quarter of 2004 amount of $15.6 million. This increase relates primarily to an increase in employee-related costs and the timing of certain project-specific support costs (e.g., contractors and subcontractor costs).

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

The overall gross margin (loss) for the three months ended September 30, 2004 was $60.6 million compared to $(46.3) million for the three months ended September 30, 2003. The overall gross margin (loss) percentage was 45.6% for the three months ended September 30, 2004, compared to (181.7)% for the three months ended September 30, 2003. The changes in the overall gross margin and overall gross margin percentage were due to the factors discussed above, principally, a result of the impact of the charge for the Comcast arbitration ruling recorded in the third quarter of 2003.

The overall gross margin for third quarter of 2004 reflects a sequential decrease of $1.6 million when compared to the second quarter of 2004 amount of $62.3 million. The overall gross margin percentage was 48.0% for the three months ended June 30, 2004. This sequential decrease in overall gross margin and gross margin percentage is primarily due to an increase in expense between sequential quarters, as discussed above.

Research and Development Expense. R&D expense increased 5.0% to $15.0 million for the three months ended September 30, 2004, from $14.3 million for the three months ended September 30, 2003. As a percentage of total revenues, R&D expense was 11.3% for the three months ended September 30, 2004. We did not capitalize any internal software development costs during the three months ended September 30, 2004 and 2003.

During the third quarter of 2004, we focused our development and enhancement efforts on:

•	various R&D projects for the GSS Division, including the Kenan FX business framework (which is discussed in greater detail in the “Business” section of our 2003 10-K), which was introduced in late 2003, and includes enhancements to the existing versions of the Kenan Business product suite, as well as new modules; and

•	enhancements to CCS and related Broadband Division software products to increase the functionalities and features of the products, to include the ACP architectural upgrade to CCS (which is discussed in greater detail in the “Business” section of our 2003 10-K), and Voice over IP functionalities.

At this time, we expect our investment in R&D over time will approximate our historical investment rate of 10-12% of total revenues. We expect this investment will be focused on the CCS and the Kenan Business product suites, as well as additional stand-alone products as they are identified.

Selling, General and Administrative Expense. SG&A expense for the three months ended September 30, 2004, decreased 19.2% to $20.6 million, from $25.4 million for the three months ended September 30, 2003. As a percentage of total revenues, SG&A expense was 15.4% for the three months ended September 30, 2004. The decrease in SG&A expense relates primarily to a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed below and a decrease in legal fees due to the Comcast arbitration concluding in October 2003 (such legal costs were approximately $1 million in the third quarter of 2003 with no comparable amounts in 2004.)

SG&A expense for the third quarter of 2004 reflects a sequential decrease of $1.7 million when compared to the second quarter of 2004 amount of $22.2 million. The sequential decrease is primarily due to the $2.5 million of expense recorded in the second quarter of 2004 related to executive management departures, partially offset by the reduction in our bad debt expense, primarily related to the sale of the Adelphia pre-bankruptcy receivables discussed in Note 13 to the Financial Statements.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2004 decreased 21.9% to $3.5 million, from $4.5 million for the three months ended September 30, 2003. The decrease in depreciation expense relates to the decrease in capital expenditures made during the last twelve months as a result of our focus on cost controls. The capital expenditures during the third quarter of 2004 consisted principally of computer hardware and related equipment. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Our restructuring charges relate to various cost reduction initiatives implemented primarily as a result of market conditions, and the Comcast arbitration ruling. See Note 10 to the Financial Statements for a more detailed discussion of our cost reduction initiatives and related restructuring charges, including the current activity in the accrued liabilities related to the restructuring charges. We believe that the operational impact from these initiatives will not negatively impact our ability to service our current or future clients.

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

Summary of Restructuring Charges.

The components of the restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income (loss) and diluted earnings per share, for the three months ended September 30, 2004 and 2003 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended September 30,
	2004	2003
Involuntary employee terminations	$32	$853
Facility abandonments	59	2,599
All other	—	(1)

Total restructuring charges	$91	$3,451

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income (loss)	$69	$1,933

Diluted earnings per share	$0.00	$0.04

We recorded restructuring charges related to involuntary employee terminations and various facility abandonments during the three months ended September 30, 2004 and 2003. The accounting for facility abandonments require significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. We continually evaluate these assumptions, and adjust the related facility abandonment reserves based on the revised assumptions at that time. In addition, we continually evaluate ways to cut our operating expenses through restructuring opportunities, to include the utilization of our workforce and current operating facilities. As a result, there is a reasonable possibility that we may incur additional material restructuring charges in the future.

Operating Income (Loss). Operating income for the three months ended September 30, 2004, was $21.4 million or 16.1% of total revenues, compared to an operating loss of $(94.1) million or (368.8)% of total revenues for the three months ended September 30, 2003. The increase in these measures between years relates primarily to the charge for the Comcast arbitration ruling recorded in the third quarter of 2003.

Interest Expense. Interest expense for the three months ended September 30, 2004, decreased 45.0% to $1.8 million, from $3.3 million for the three months ended September 30, 2003. The weighted-average balance of our long-term debt for the three months ended September 30, 2004 was approximately $230 million, compared to approximately $240 million for the three months ended September 30, 2003. The weighted-average interest rate on our debt borrowings for the three months ended September 30, 2004, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 3.0%, compared to 5.2% for the three months ended September 30, 2003. The decrease in the weighted-average interest rate between periods relates to the issuance of our Convertible Debt Securities in June 2004, which have a stated coupon rate of 2.5%.

Other, net. Other income for the three months ended September 30, 2004, was $1.3 million compared to other income of $0.8 million for the three months ended September 30, 2003. These amounts consist primarily of foreign currency transaction gains and losses. The change between years relates primarily to the change in the foreign currency exchange rates of the U.S. dollar against the Euro and British pound, and had a positive impact on net income per diluted share of approximately $0.02 for the third quarter of 2004.

Income Tax Provision (Benefit). For the three months ended September 30, 2004, we recorded an income tax provision of $5.1 million, or an effective income tax rate of approximately 24%, compared to an effective income tax rate of approximately 44% for the three months ended September 30, 2003. Our 2004 estimated annual effective income tax rate is 32%, which is a decrease from the estimated annual effective income tax rate of 38% we were estimating at the end of the second quarter of 2004. The decrease in the estimated annual effective income tax rate is primarily the result of the completion and resolution of certain tax matters in foreign jurisdictions during the third quarter of 2004. In order to reflect an effective income tax rate of 32% for the nine months ended September 30, 2004, the effective income tax rate for the three months ended September 30, 2004 was 24%. The change in the effective income tax rate in the third quarter of 2004 had a positive impact on net income per diluted share of approximately $0.06, when compared to our previous earnings expectations using an annual effective income tax rate of 38% for 2004.

As of September 30, 2004, our net deferred income tax assets of $51.6 million were related primarily to our domestic operations, and represented approximately 8% of total assets. We continue to believe that sufficient taxable income will be generated to realize the benefit of these deferred income tax assets. Our assumptions of future profitable domestic operations are supported by the strong operating performance of the Broadband Division over the last several years, and our expectations of future profitability.

Results of Operations - Operating Segments

We serve our clients through our two operating segments: the Broadband Division and the GSS Division. See our 2003 10-K for further discussion of the operations of each operating segment and the related product and service offerings, and the components of segment operating results.

Operating segment information and corporate overhead costs for the three months ended September 30, 2004 and 2003, are presented in Note 8 to the Financial Statements.

Broadband Division

Total Revenues. Total Broadband Division revenues for the three months ended September 30, 2004 increased to $85.9 million, from negative revenue of $(20.1) million for the three months ended September 30, 2003. The increase between periods is primarily due to the $105.7 million charge for the Comcast arbitration ruling attributable to periods prior to July 31, 2003 recorded in the third quarter of 2003, as discussed above.

Processing revenues. Processing revenues for the three months ended September 30, 2004 increased 1.6% to $80.0 million, compared to $78.7 million for the three months ended September 30, 2003. The increase in processing revenues is due primarily to an increase in the number of our clients’ customers serviced by us. Processing revenues for the second quarter of 2004 were $80.3 million, comparable to third quarter 2004 processing revenues.

Total amortization of the client contract intangible asset related to the Comcast Contract (which is reflected as a reduction of processing revenues) for the first three quarters of 2004 was $1.9 million, $2.8 million and $2.8 million, respectively. The increase in amortization between quarters reflects the impact of the acceleration in such amortization effective with the new Comcast Contract in March 2004, as discussed above. Going forward, this amortization will be approximately $3 million per quarter through the end of the Comcast Contract term of December 31, 2008.

Total domestic customer accounts processed on our systems as of September 30, 2004 were 44.0 million compared to 43.7 million customer accounts as of June 30, 2004, a 1% increase. The annualized revenue per unit (“ARPU”) for the third quarter of 2004 was $7.36 compared to $7.42 for the second quarter of 2004. The second quarter ARPU measure includes $0.12 related to $1.3 million of revenue related to the sale of Adelphia pre-bankruptcy accounts receivable that were sold in the second quarter of 2004. The third quarter of 2004 ARPU was higher than we previously anticipated due to higher levels of usage for certain ancillary services and products. We expect our fourth quarter ARPU to range from $7.20 to $7.40. As a result, we expect fourth quarter 2004 revenues to be comparable to the third quarter of 2004.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the three months ended September 30, 2004 decreased 1.8% to $53.5 million, from $54.5 million for the three months ended September 30, 2003. The decrease in the Broadband Division’s operating expenses is due primarily to an overall reduction in personnel costs as a result of the fourth quarter 2003 cost reduction initiative, offset to a certain degree by: (i) the increase in employee-related costs experienced in the third quarter of 2004 (as discussed above); (ii) an increase in stock-based compensation (as discussed above); and (iii) an increase in data processing costs, due primarily to greater processing requirements for ACP functionality and an increase in the number of our clients’ customer accounts processed on our system.

Broadband Division contribution margin for the three months ended September 30, 2004 was $32.4 million (contribution margin percentage of 37.7%), compared to a contribution loss of $(74.6) million (negative contribution margin percentage of 371.1%) for the three months ended September 30, 2003. The increase in contribution margin between periods is due primarily to the $105.7 million charge for the Comcast arbitration ruling attributable to periods prior to July 1, 2003 recorded in the third quarter of 2003, as discussed above.

Total non-cash charges related to depreciation, amortization (shown as a reduction of processing revenues), and stock-based compensation expense included in the determination of the Broadband Division’s contribution margin for the three months ended September 30, 2004 and 2003 were $5.9 million and $4.5 million, respectively. The increase in non-cash charges is due primarily to the acceleration of amortization related to the Comcast Contract intangible asset as discussed above and additional stock-based compensation.

GSS Division

Total Revenues. Total GSS Division revenues for the three months ended September 30, 2004 increased 3.4% to $47.1 million, as compared to $45.6 million for the three months ended September 30, 2003, with the increase due primarily to an increase in maintenance and professional services revenues as discussed in more detail below.

Software Revenues. Software revenues for the three months ended September 30, 2004 decreased 2.7% to $8.5 million, from $8.7 million for the three months ended September 30, 2003. Software revenues for the third quarter of 2004 reflect a sequential increase of $1.3 million when compared to the second quarter of 2004 amount of $7.2 million. As discussed above, fluctuations in revenue from software sales between quarters is an inherent characteristic of software companies and is expected to continue in future periods.

Maintenance Revenues. Maintenance revenues for the three months ended September 30, 2004 increased 5.7% to $20.1 million, from $19.0 million for the three months ended September 30, 2003. This increase in maintenance revenues was due primarily to: (i) the resolution of collectibility concerns for certain clients; and (ii) an increase in the installed software license base as a result of new sales since the end of the third quarter of 2003. We expect the GSS Division’s fourth quarter maintenance revenues to be comparable to the third quarter of 2004.

Professional Services Revenues. Professional services revenues for the three months ended September 30, 2004 increased 3.5% to $17.8 million, from $17.2 million for the three months ended September 30, 2003. Professional services revenues for the third quarter of 2004 reflect a sequential increase of $1.0 million when compared to the second quarter of 2004 amount of $16.8 million. The increase in revenues is due primarily to the timing of work performed, and the number of professional services projects in progress during the two periods.

Segment Operating Expenses and Contribution Margin (Loss). GSS Division operating expenses for the three months ended September 30, 2004 decreased 6.3% to $43.6 million, from $46.5 million for the three months ended September 30, 2003. The decrease in GSS Division operating expenses is due primarily to the cost reduction initiatives, as discussed above, offset to a certain degree by the increase in employee-related costs experienced in the third quarter of 2004 (as discussed above).

The GSS Division’s contribution margin (loss) for the three months ended September 30, 2004 was $3.6 million

(contribution margin percentage of 7.6%) as compared to a contribution loss for the three months ended September 30, 2003 of $(1.0) million (negative contribution margin percentage of 2.0%). The increase in contribution margin between quarters is due primarily to a reduction in operating expenses between periods, resulting primarily from various cost reduction initiatives, as discussed above.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of the GSS Division’s contribution margin (loss) for the three months ended September 30, 2004 and 2003 were $5.0 million and $4.9 million, respectively.

We expect the GSS Division to have a positive contribution margin for 2004.

Corporate

Corporate Operating Expenses. Corporate overhead expenses for the three months ended September 30, 2004 decreased 4.2% to $14.5 million, from $15.1 million for the three months ended September 30, 2003. The decrease in operating expenses related primarily to a decrease in legal fees as a result of completion of the Comcast arbitration proceedings. We incurred approximately $1 million of legal fees in the three months ended September 30, 2003 in defense of the Comcast litigation, with no comparable amount for 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the nine months ended September 30, 2004 increased 26.9% to $393.1 million, from $309.8 million for the nine months ended September 30, 2003. The increase between periods is primarily due to the charge for the Comcast arbitration ruling attributable to periods prior to July 1, 2003, discussed above.

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic region for the nine months ended September 30 were as follows (in thousands):

	September 30, 2004	September 30, 2003
North America (principally the United States)	$288,890	$205,025
Europe, Middle East and Africa (principally Europe)	62,415	66,857
Asia Pacific	26,227	20,147
Central and South America	15,568	17,774

Subtotal	$393,100	$309,803

Revenues for North America for the nine months ended September 30, 2003, reflect the charge for the Comcast arbitration ruling attributable to periods prior to July 1, 2003 of $105.7 million. For 2004 revenues generated outside North America, no single country accounts for more than 5% of our total revenues.

See the “Results of Operations - Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Processing and Related Services. The cost of processing and related services of $106.4 million for the nine months ended September 30, 2004 was relatively flat when compared to $106.2 million for the nine months ended September 30, 2003. The increase between periods is primarily due to: (i) an increase in data processing costs, due primarily to greater processing requirements for ACP functionality and an increase in the number of our clients’ customer accounts processed on our system; and (ii) stock-based compensation expense (see above discussion). These increases were offset by a decrease in certain personnel costs, to include the impact of the cost reduction initiatives discussed above. Processing costs as a percentage of related processing revenues were 43.8% (gross margin of 56.2%) for the nine months ended September 30, 2004 compared to 40.6% (gross margin of 59.4%) for the nine months ended September 30, 2003. The increase in processing costs as a percentage of related revenues is primarily due to the lower Comcast revenues.

Cost of Software and Maintenance. The combined cost of software and maintenance for the nine months ended September 30, 2004 decreased 6.5% to $50.7 million, from $54.3 million for the nine months ended September 30, 2003. The decrease is primarily due to: (i) a reduction in personnel costs between periods, resulting from the cost reduction initiatives discussed above; and (ii) 2003 having approximately $1 million of amortization related to the acquired Kenan Business client contracts, which became fully amortized in February 2003. These decreases were offset to a certain degree by an increase in other various costs necessary to support our products and clients (e.g., third party software costs, contractors, etc.). The cost of software and maintenance as a percentage of related revenues was 51.4% (gross margin of 48.6%) for the nine months ended September 30, 2004 as compared to 53.3% (gross margin of 46.7%) for the nine months ended September 30, 2003. As discussed above, fluctuations in the quarterly gross margin for software and maintenance revenues are an inherent characteristic of software companies, which can be impacted by, among other things, the timing of executed contracts in any one quarter.

Cost of Professional Services. The cost of professional services for the nine months ended September 30, 2004 decreased 6.1% to $46.9 million, from $50.0 million for the nine months ended September 30, 2003. The decrease relates primarily to a reduction in personnel costs, to include the impact of the cost reduction initiatives discussed above. The decrease was offset to a certain degree by an increase in certain project-specific support costs (e.g., contractors and subcontractor costs). The cost of professional services as a percentage of related revenues was 91.0% (gross margin of 9.0%) for the nine months ended September 30, 2004, as compared to 96.0% (gross margin of 4.0%) for the nine months ended September 30, 2003. The increase in the gross margin measure between periods is due in part to the 2003 gross margin being negatively impacted by the difficulties we experienced on the Proximus implementation project during 2003, to include recording a loss accrual of $1 million on such contract in the first quarter of 2003.

Gross Margin. The overall gross margin for the nine months ended September 30, 2004 increased 90.3% to $189.0 million from $99.3 million for the nine months ended September 30, 2003. The overall gross margin percentage increased to 48.1% for the nine months ended September 30, 2004, compared to 32.1% for the nine months ended September 30, 2003. The change in the overall gross margin and overall gross margin percentage were due to the factors discussed above, principally, a result of the impact of the charge for the Comcast arbitration ruling recorded in 2003.

Research and Development Expense. R&D expense for the nine months ended September 30, 2004, decreased 3.3% to $45.3 million, from $46.7 million for the nine months ended September 30, 2003. The decrease in the R&D expenditures between periods is primarily due to a reduction of personnel as a result of the cost reduction initiatives discussed above. As a percentage of total revenues, R&D expense decreased to 11.5% for the nine months ended September 30, 2004, from 15.1% for the nine months ended September 30, 2003. The decrease in R&D costs as a percentage of revenues is due to lower revenues in 2003 resulting from the charge for the Comcast arbitration ruling. We did not capitalize any internal software development costs during the nine months ended September 30, 2004 and 2003.

During the first nine months of 2004, we focused our development and enhancement efforts on:

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

Selling, General and Administrative Expense. SG&A expense for the nine months ended September 30, 2004, decreased 24.5% to $66.0 million, from $87.5 million for the nine months ended September 30, 2003. As a percentage of total revenues, SG&A expense decreased to 16.8% for the nine months ended September 30, 2004, from 28.2% for the nine months ended September 30, 2003. The decrease in SG&A expense relates primarily to: (i) a decrease in legal fees due to the Comcast arbitration concluding in October 2003 (such costs were approximately $12 million in the first nine months of 2003 with no comparable amounts in 2004); and to a much lesser degree (ii) a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed above. These decreases were offset to a certain degree by $2.5 million of expense recorded in the second quarter of 2004 related to our executive management departures and an increase in stock-based compensation between periods.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2004 decreased by 20.6% to $10.7 million, from $13.5 million for the nine months ended September 30, 2003. The decrease in depreciation expense relates to the decrease in capital expenditures made during the last twelve months as a result of our focus on cost controls. The capital expenditures during the last three months of 2003 and first nine months of 2004 consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure expansion. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Our restructuring charges relate to the cost reduction initiatives mentioned above. The components of the restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income and diluted earnings per share, for the nine months ended September 30, 2004 and 2003 are as follows (in thousands, except diluted earnings per share):

	Nine Months Ended September 30,
	2004	2003
Involuntary employee terminations	$1,731	$4,324
Facility abandonments	654	3,253
All other	2	26

Total restructuring charges	$2,387	$7,603

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income	$1,623	$4,106

Diluted earnings per share	$0.03	$0.08

Operating Income (Loss). Operating income for the nine months ended September 30, 2004, was $64.7 million or 16.5% of total revenues, compared to an operating loss of $(55.9) million or (18.1)% of total revenues for the nine months ended September 30, 2003. The increase in these measures between years relates primarily to the charge for the Comcast arbitration ruling being reflected in 2003.

Interest Expense. Interest expense for the nine months ended September 30, 2004, decreased 24.4% to $8.0 million, from $10.6 million for the nine months ended September 30, 2003. The weighted-average balance of our long-term debt for the nine months ended September 30, 2004 was approximately $222 million, compared to approximately $256 million for the nine months ended September 30, 2003. The weighted-average interest rate on our debt borrowings for the nine months ended September 30, 2004, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 4.6%, compared to 5.3% for the nine months ended September 30, 2003. The decrease in the weighted-average interest rate between periods relates to the issuance of our Convertible Debt Securities in June 2004, which have a stated coupon rate of 2.5%.

Write-off of Deferred Financing Costs. As result of the repayment and termination of the 2002 Credit Facility, we wrote-off unamortized deferred financing costs attributable to the 2002 Credit Facility of $6.6 million during the second quarter of 2004, which had the effect of reducing our second quarter of 2004 net income per diluted share by approximately $0.08.

Other, net. Other income for the nine months ended September 30, 2004, was $0.2 million compared to other income of $3.6 million for the nine months ended September 30, 2003. These amounts consist primarily of foreign currency transaction gains and losses. The change between years relates primarily to the change in the foreign currency exchange rates of the U.S. dollar against the Euro and British pound.

Income Tax Provision (Benefit). For the nine months ended September 30, 2004, we recorded an income tax provision of $16.4 million, or an effective income tax rate of approximately 32%, compared to an effective income tax rate of 46% for the nine months ended September 30, 2003. The 2003 effective income tax rate was primarily impacted by the net operating loss position resulting from the $119.6 million Comcast arbitration charge, as discussed above.

The effective income tax rate for the first nine months of 2004 represents our estimate of the effective income tax rate for 2004. The estimate of 32% for 2004 is based on various assumptions, with the primary assumptions related to our estimate of total pretax income, the status of certain income tax contingencies, foreign tax credit utilization, and the amounts and sources of foreign pretax income. The actual effective income tax rate for 2004 could deviate from the 32% estimate based on our actual experiences with these items, as well as others.

Results of Operations - Operating Segments

Operating segment information and corporate overhead costs for the nine months ended September 30, 2004 and 2003 are presented in Note 8 to the Financial Statements.

Broadband Division

Total Revenues. Total Broadband Division revenues for the nine months ended September 30, 2004 increased 48.9% to $258.5 million, from $173.6 million for the nine months ended September 30, 2003, primarily due to the $105.7 million charge for the Comcast arbitration ruling recorded in the third quarter of 2003 as discussed above.

Processing revenues. Processing revenues for the nine months ended September 30, 2004 decreased 7.3% to $240.7 million, compared to $259.6 million for the nine months ended September 30, 2003. The decrease in processing revenues was due primarily to lower processing revenues from Comcast for the nine months ended September 30, 2004 as a result of the arbitration ruling in the third quarter of 2003, as discussed above.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the nine months ended September 30, 2004 decreased 5.1% to $151.5 million, from $159.6 million for the nine months ended September 30, 2003. The decrease in the Broadband Division’s operating expenses is due primarily to the fourth quarter 2003 cost reduction initiative (principally a reduction in personnel costs), and to a lesser degree, a reduction in bad debt expense (primarily related to the sale of the Adelphia pre-bankruptcy accounts receivable in the second quarter of 2004). These decreases were offset to a certain degree by an increase between periods in stock-based compensation and an increase in data processing costs, due primarily to greater processing requirements for ACP functionality and an increase in the number of our clients’ customer accounts processed on our system.

Broadband Division contribution margin for the nine months ended September 30, 2004 was $107.1 million (contribution margin percentage of 41.4%) compared to a contribution margin of $14.1 million (contribution margin percentage of 8.1%) for the nine months ended September 30, 2003. The increase in contribution margin between periods is due primarily to the $105.7 million charge for the Comcast arbitration ruling attributable to periods prior to July 1, 2003 recorded in the third quarter of 2003, as discussed above.

Total non-cash charges related to depreciation, amortization (shown as a reduction of processing revenues), and stock-based compensation expense included in the determination of the Broadband Division’s contribution margin for the nine months ended September 30, 2004 and 2003 were $16.7 million and $12.7 million, respectively. The increase in non-cash charges is due primarily to the acceleration of amortization related to the Comcast Contract intangible asset as discussed above and an increase in stock-based compensation.

GSS Division

Total Revenues. Total GSS Division revenues for the nine months ended September 30, 2004 decreased 1.2% to $134.6 million, as compared to $136.2 million for the nine months ended September 30, 2003, with the decrease due primarily to a decrease in software revenue as discussed in more detail below.

Software Revenue. Software revenue for the nine months ended September 30, 2004 decreased 22.5% to $22.4 million, from $28.9 million for the nine months ended September 30, 2003. The decrease in software revenues was primarily due to the timing of executed software contracts and related revenue recognition between periods, and general market conditions. As discussed above, fluctuations in revenue from software sales between periods is an inherent characteristic of software companies and is expected to continue in future periods.

Maintenance Revenue. Maintenance revenue for the nine months ended September 30, 2004 increased 9.2% to $59.1 million, from $54.2 million for the nine months ended September 30, 2003. This increase in maintenance revenues was due primarily to: (i) the resolution of collectibility concerns for certain clients; and (ii) an increase in the installed software license base as a result of new sales since the end of the third quarter of 2003.

Professional Services Revenue. Professional services revenue for the nine months ended September 30, 2004 remained relatively unchanged at $51.0 million compared to $51.1 million for the nine months ended September 30, 2003.

Segment Operating Expenses and Contribution Margin (Loss). GSS Division operating expenses for the nine months ended September 30, 2004 decreased 11.8% to $128.8 million, from $146.1 million for the nine months ended September 30, 2003. The decrease in GSS Division operating expenses is due primarily to a reduction in various personnel costs, to include the impact of the cost reduction initiatives discussed above.

The GSS Division’s contribution margin for the nine months ended September 30, 2004 was $5.7 million (contribution margin percentage of 4.3%) compared to a contribution loss for the nine months ended September 30, 2003 of $(9.9) million (negative contribution margin percentage of 7.3%). The increase in contribution margin between periods is due primarily to the reduction in GSS Division operating expenses between periods, as discussed above.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of the GSS Division’s contribution margin (loss) for the nine months ended September 30, 2004 and 2003 were $15.9 million and $14.9 million, respectively. The increase in non-cash charges is due primarily to an increase in stock-based compensation, offset by a decrease in depreciation.

Corporate

Corporate Operating Expenses. Corporate overhead expenses for the nine months ended September 30, 2004, decreased 12.8% to $45.8 million, from $52.5 million for the nine months ended September 30, 2003. The decrease in operating expenses related primarily to a decrease in legal fees as a result of completion of the Comcast arbitration proceedings. We incurred approximately $12 million of legal fees in the nine months ended September 30, 2003 in defense of the Comcast litigation, with no comparable amount for 2004. This decrease is offset to a certain degree by $2.5 million of expense in the nine months ended September 30, 2004 related to executive management departures and an increase in stock-based compensation.

Liquidity

Cash and Liquidity. As of September 30, 2004, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $138.9 million, compared to $105.4 million as of December 31, 2003. We generally invest our excess cash balances in low-risk cash equivalents and short-term investments to limit our exposure to market risks.

On September 21, 2004, we entered into a five-year, $100 million senior secured revolving credit facility (the “Revolver”) with a syndicate of U.S. financial institutions (see Note 3 to the Financial Statements). The Revolver has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, there were no borrowings outstanding. Our ability to borrow under the revolver is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of September 30, 2004, we were in compliance with the financial ratio and other covenants of the 2004 Revolving Credit Facility, and the entire $100 million of the 2004 Revolving Credit Facility was available to us.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
North America (principally the United States)	$71,752	$61,729	$55,193	$50,779
Europe, Middle East and Africa (principally Europe)	56,337	52,174	31,034	37,270
Asia Pacific	5,292	4,775	5,688	4,453
Central and South America (CALA)	5,475	12,523	13,821	12,895

Total cash, cash equivalents and short-term investments	$138,856	$131,201	$105,736	$105,397

In July 2004, approximately $8 million of cash was transferred from CALA (from our Brazilian subsidiary) to North America in the ordinary course of our operations. We generally have ready access to substantially all of our cash and short-term investment balances, but do face limitations on moving cash out of certain foreign jurisdictions. As of September 30, 2004, the cash, cash equivalents, and short-term investments subject to such limitations were not significant.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities in accordance with accounting principles generally accepted in the United States, beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, stock-based compensation expense, etc.), and then factoring in the impact of changes in working capital items. See our 2003 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows provided by (used in) operating activities for the quarterly and year-to-date totals for the indicated periods were as follows (in thousands). These amounts are reflected in our Condensed Consolidated Statements of Cash Flows.

	Quarter Totals	Year-to- Date Totals
2003 (1):
March 31	$22,222	$22,222
June 30	37,141	59,363
September 30	39,446	98,809
December 31	(38,456)	60,353
2004:
March 31 (2)	31,965	31,965
June 30 (3)	40,186	72,151
September 30	24,805	96,956

(1)	The negative cash flows from operating activities of $(38.5) million in the fourth quarter of 2003 relates primarily to the approximately $95 million paid to Comcast during the fourth quarter of 2003 as a result of the arbitration ruling. Absent this amount, we generated strong quarterly cash flows from operating activities for 2003, which included improved cash collections of our international accounts receivable during the last two quarters of 2003. Our strong cash flows from operations allowed us to pay amounts to Comcast with available corporate funds, without having to draw on our revolving credit facility.
(2)	Cash flows from operations for the first quarter of 2004 reflects the impact of the approximately $25 million arbitration payment made to Comcast during the first quarter of 2004 and the receipt of income tax refunds of approximately $34 million.
(3)	Approximately $14 million of the cash flows from operations for the second quarter of 2004 can be attributed to the sale of certain Adelphia pre-bankruptcy accounts receivable to a third party and to higher than normal cash collections of accounts receivable within the GSS Division.

We believe this table illustrates our ability to consistently generate strong quarterly cash flows, and the importance of managing our working capital items, in particular, timely collections of our accounts receivable. Absent any unusual fluctuations in working capital items during the fourth quarter of 2004, we expect our 2004 annual cash flows from operating activities to range from $121 million to $125 million.

The key balance sheet items impacting our cash flows from operating activities are as follows.

Billed Accounts Receivable

Our billed accounts receivable balance by geographic region (based on the location of the client) as of the end of the indicated periods are as follows (in thousands):

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
North America (principally the United States)	$91,640	$88,256	$98,637	$101,156
Europe, Middle East and Africa (principally Europe)	19,835	25,842	32,424	20,216
Asia Pacific	11,959	9,813	13,308	14,287
Central and South America	5,348	6,751	4,659	6,177

Total billed accounts receivable	128,782	130,662	149,028	141,836
Less allowance for doubtful accounts	(5,438)	(6,942)	(11,397)	(11,145)

Total billed accounts receivable, net of allowance	$123,344	$123,720	$137,631	$130,691

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”), as of the end of the indicated periods, and our DBOs for the quarters then ended, are included in the following table (in thousands, except DBOs). This information illustrates our improvement in managing our accounts receivable since the middle of 2003:

Quarter Ended	Gross	Allowance	Net Billed	DBO
2003:
March 31	$182,573	$(12,609)	$169,964	68
June 30	183,189	(14,093)	169,096	79
September 30	162,810	(13,728)	149,082	78
December 31	141,836	(11,145)	130,691	67
2004:
March 31 (1)	149,028	(11,397)	137,631	66
June 30 (2) (3)	130,662	(6,942)	123,720	66
September 30	128,782	(5,438)	123,344	65

(1)	The increase in the net billed accounts receivable balance between December 31, 2003 and March 31, 2004 was primarily the result of the timing of new invoices and cash collections.
(2)	The decrease in both the gross and net billed accounts receivable between March 31, 2004 and June 30, 2004 relates primarily to the sale of the Adelphia pre-bankruptcy accounts receivable to a third party, and the success we experienced collecting accounts receivable within the GSS Division during the second quarter of 2004.

(3)	The $4.5 million decrease in the Allowance between March 31, 2004 and June 30, 2004 relates primarily to the sale of the aforementioned Adelphia pre-bankruptcy accounts receivable.

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

2003:
March 31	$25,555
June 30	27,093
September 30	25,498
December 31	18,042
2004:
March 31	14,409
June 30	13,756
September 30	15,051

We managed the unbilled receivables down since the middle of 2003, and going forward, we expect a range comparable to that of the last several quarters. The September 30, 2004 unbilled accounts receivable balance consists primarily of several projects with various contractual billing dates which have not yet been reached, and unbilled accounts receivable related to billing cutoffs for certain processing services. A substantial percentage of the September 30, 2004 unbilled accounts receivable is scheduled to be billed and collected by the end of the first quarter of 2005. However, there can be no assurances that the fees will be billed and collected within the expected time frames.

Income Taxes Receivable

We were in a domestic net operating loss (“NOL”) position for 2003 as a result of the Comcast $119.6 million arbitration charge discussed above. Our income tax receivable as of December 31, 2003 was $35.1 million, which resulted from our ability to claim a refund for 2003 income taxes already paid, and from our ability to carry back our NOL to prior years. During the first quarter of 2004, we received approximately $34 million of this income tax receivable, and identified additional income tax receivable amounts during our final preparation of our 2003 U.S. Federal income tax return, which was filed in March 2004. As a result, our September 30, 2004, income taxes receivable is $4.4 million.

Deferred Revenue

Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Deferred revenue balances broken out by source of revenue as of the end of the indicated periods are as follows (in thousands):

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Processing	$7,384	$7,274	$7,010	$6,888	$6,029
Software	4,435	6,784	8,518	5,017	6,406
Maintenance	31,749	38,336	36,093	34,593	32,701
Professional services	7,899	9,857	9,645	9,427	12,421

Total	$51,467	$62,251	$61,266	$55,925	$57,557

The changes in total deferred revenues between June 30, 2004 and September 30, 2004 relates primarily to the timing of invoices for such products and services, and the related revenue recognition for such items. The majority of our maintenance agreements renew in the first and fourth fiscal quarters of the year.

Arbitration Charge Payable

The arbitration charge payable reflected in the Financial Statements relates to the $119.6 million Comcast arbitration award. We paid approximately $95 million of this amount in the fourth quarter of 2003. During the first quarter of 2004, we paid the remaining approximately $25 million.

Investing Activities. Our investing activities typically consist of purchases of property and equipment and investments in client contracts intangible assets, and business acquisitions.

Purchases/Sales of Short-term Investments

We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible back into cash. During the nine months ended September 30, 2004, we purchased $14.5 million and sold $6.6 million of short-term investments. We continually evaluate the possible uses of our excess cash balances and may purchase additional short-term investments in the future.

Property and Equipment/Client Contracts

Our capital expenditures for the nine months ended September 30, 2004 and 2003 for property and equipment, and investments in client contracts were as follows (in thousands):

	2004	2003
Property and equipment	$5,454	$6,706
Client contracts	2,254	1,584

As of September 30, 2004, we did not have any material commitments for capital expenditures or for investments in client contracts intangible assets, and our fourth quarter of 2004 capital expenditures are expected to be comparable to the third quarter of 2004.

Business and Asset Acquisitions

Historically, our business model has not included a significant amount of business acquisition activity. However, in order to expand our international business, in 2002 we acquired several different businesses and related assets for $270.6 million. This consisted principally of the Kenan Business acquisition in February 2002. See our 2003 10-K for a more detailed discussion of our most recent acquisitions. During the nine months ended September 30, 2004, there have been no business acquisitions and $0.7 million of asset acquisitions.

Financing Activities. Our financing activities typically consist of various debt-related transactions, and activities with our common stock.

Long-Term Debt

During the first quarter of 2004, we made the mandatory $30 million prepayment which was due no later than July 2004. This payment was made with the proceeds from our $34 million of income tax refunds received in March 2004.

In June 2004, we completed our offering of the Convertible Debt Securities, as discussed in greater detail in Note 3 to the Financial Statements. We used a portion of the $230 million of proceeds from the Convertible Debt Securities to repay the outstanding balance of $198.9 million and terminate our 2002 Credit Facility. In connection with the issuance of the Convertible Debt Securities, we have incurred debt issuance costs of $7.1 million.

Common Stock

Proceeds from the issuance of common stock relate to our various stock-based compensation plans. The $5.6 million of cash received from the issuance of common stock for the nine months ended September 30, 2004 relates primarily to the exercise of stock options in the second quarter of 2004.

Repurchase of Common Stock

During the third quarter of 2004, we repurchased and then cancelled 13,238 shares of common stock in connection with minimum tax withholdings for employees as the result of the vesting of restricted stock under our stock-based compensation plans.

During the second quarter of 2004, our Board of Directors increased the number of shares we are authorized to repurchase under our stock repurchase program by five million, bringing the total authorized shares under the program to 15.0 million. During the second quarter of 2004 (in conjunction with the issuance of the Convertible Debt Securities), the Company repurchased 2.1 million shares of its common stock for $40.0 million (weighted-average price of $18.72 per share). During the third quarter of 2004, the Company repurchased 0.8 million shares of its common stock for $12.9 million (weighted-average price of $15.25 per share). A summary of the activity to date for this repurchase program is as follows (in thousands, except per share amounts):

	2004	2003	2002	2001	2000	1999	Total
Shares repurchased	2,983	—	1,573	3,020	1,090	656	9,322
Total amount paid	$52,897	—	$18,920	$109,460	$51,088	$20,242	$252,607
Weighted-average price per share	$17.73	—	$12.02	$36.25	$46.87	$30.88	$27.10

At September 30, 2004, the total remaining number of shares available for repurchase under the program totaled 5.7 million shares.

Capital Resources

We continue to make investments in client contracts, capital equipment, facilities, and research and development, and at our discretion, may continue to make stock repurchases under our stock repurchase program. In addition, as part of our growth strategy, we are continually evaluating potential businesses and asset acquisitions. We had no significant capital commitments as of September 30, 2004.

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

As discussed above, we expect to make the Irrevocable Election to settle in cash 100% of the $230 million principal amount of the Convertible Debt Securities. Such a cash payment related to this election will only occur upon the conversion of the Convertible Debt Securities. As a result, we do not expect the Irrevocable Election to adversely impact our liquidity or our need for additional capital resources in the near-term.

The interest rate for borrowings under the new $100 million revolving credit facility, except for same day advances, is chosen at our option and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of September 30, 2004, we had made no borrowings under the new revolving credit facility. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of September 30, 2004, the commitment fee rate was 37.5 basis points per annum. As of September 30, 2004, the entire $100 million of the 2004 Revolving Credit Facility was available to us.

We believe that cash generated from operating activities, together with our current cash, cash equivalents, and short-term investments, and the amount available under our new revolving credit facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income from continuing operations before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the nine months ended September 30, 2004, was 4.64:1.00, which excludes the write-off of unamortized deferred financing costs of $6.6 million resulting from the prepayment of our outstanding indebtedness under our then-existing credit facility in June 2004. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

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

Interest Rate Risk.

Market Risk Related to Long-term Debt. As of September 30, 2004, our long-term debt consists of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 (the “Convertible Debt Securities”). The Convertible Debt Securities are convertible into shares of our common stock under specified conditions, unless previously redeemed by us or put back to us by the holders. The interest rate on the Convertible Debt Securities is fixed and provides for semi-annual interest payments of $2.9 million each June 15 and December 15, beginning on December 15, 2004. Commencing with the six-month period beginning June 15, 2011, we will pay contingent interest equal to 0.25% of the average trading price of the Convertible Debt Securities if the average trading price equals 120% or more of the principal amount of the Convertible Debt Securities. We will also be required to pay additional interest of 0.25% to 0.50% per annum on the principal amount of the Convertible Debt Securities if we default on a registration rights agreement associated with the Convertible Debt Securities. With our filing of a Form S-3 registration statement with the SEC on July 16, 2004, we are in compliance with all aspects of the registration rights agreement as of September 30, 2004. We are currently working through the process necessary to have the shelf registration statement on Form S-3 declared effective by the SEC on or about November 29, 2004. However, there can be no assurances that we will successfully complete this process by that date. See Note 3 to the Financial Statements for additional information related to the Convertible Debt Securities.

As of September 30, 2004, we had made no borrowings under the 2004 Revolving Credit Facility. The interest rate for borrowings under the 2004 Revolving Credit Facility, except for the same day advances, is chosen at the option of the Company and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate of the same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on the Company’s leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans.

Market Risk Related to Short-term Investments. Our cash and cash equivalents as of September 30, 2004 were $131.0 million. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, are placed into somewhat longer term cash equivalent instruments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments. Our short-term investments as of

September 30, 2004 were $7.9 million. We do not utilize any derivative financial instruments for purposes of managing our market risks related to short-term investments. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks.

Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our cash equivalents and short-term investments in the U.S is done by the money management branch of one of the largest financial institutions in the U.S. This financial institution manages our cash equivalents and short-term investments based upon strict and formal investment guidelines established by us. Under these guidelines, investments are limited to highly liquid, short-term government and corporate securities that have a credit rating of A-1 / P-1 or better.

We do not utilize any derivative financial instruments for purposes of managing our market risks related to interest rate risk.

Foreign Exchange Rate Risk.

Our approximate percentage of total revenues generated outside the United States for the years ended December 31, 2003 and 2002 was 32% and 25%, respectively. Our approximate percentage of total revenues generated outside the United States for the nine months ended September 30, 2004 and 2003 was 27% and 34%, respectively. The percentage of total revenue generated outside the United States for the nine months and year ended December 31, 2003 is abnormally high due to the reduction in revenue in the third quarter of 2003 as the result of the Comcast arbitration ruling. Factoring out the effect of the Comcast arbitration ruling, the percentage of our total revenues generated outside the United States for the year ended December 31, 2003 would have been approximately 25%. For the nine months ended September 30, 2004, approximately 88% and 7%, respectively, of our total revenues were denominated in U.S. dollars and Euros. For the year ended December 31, 2003, approximately 89% and 7%, respectively, of our total revenues, net were denominated in U.S. dollars and Euros. Refer to our 2003 10-K for further discussion of our foreign exchange rate risk.

We continue to evaluate whether we should enter into derivative financial instruments for the purposes of managing our foreign currency exchange rate risk, but, as of the date of this filing, we have not entered into such instruments. A hypothetical adverse change of 10% in the September 30, 2004 foreign currency exchange rates would not have a material impact upon our results of operations.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

Refer to Note 3 of the Financial Statements for the information required to be provided under Item 701 of Regulation S-K related to our completion of an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities on June 2, 2004.

The following table presents information with respect to purchases of company common stock we made during the three months ended September 30, 2004 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
July 1 - July 31	—	—	—	6,524,408
August 1 - August 31	859,238	$15.23	846,000	5,678,408
September 1 - September 30	—	—	—	5,678,408

Total	859,238	$15.23	846,000

[1]	In August 1999, our Board of Directors approved a stock repurchase program which authorized us to purchase up to a total of five million shares of our common stock from time-to-time as business conditions warrant. In September 2001, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of ten million shares. Effective June 2, 2004, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of 15 million shares. The stock repurchase program does not have an expiration date.
[2]	The total number of shares purchased that are not part of the stock repurchase program represents shares purchased and cancelled in connection with minimum tax withholdings for employees as the result of the vesting of restricted stock under our stock-based compensation plans.

Item 3. - 5. None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.20A*	First Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

10.21B*	Thirty-Second and Thirty-Eighth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation

10.30	$100,000,000 Credit Agreement among CSG Systems International, Inc., as Borrower, the Lenders from Time to Time Parties Hereto, Wells Fargo Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Keybank National Association as Co-Lead Arrangers and Co-Book Runners, dated as of September 21, 2004.

10.80	Forms of Agreements for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 – Certain Cautionary Statements and Risk Factors

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

(b)	Reports on Form 8-K

•	Form 8-K dated September 22, 2004, under Item 1.01, Entry into a Material Definitive Agreement and 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant, was filed with the Securities and Exchange Commission and stated that the Company had closed on a $100 million, five-year senior secured revolving credit facility with a syndicate of domestic and international banks.

•	Form 8-K dated October 25, 2004, under Item 2.02, Results of Operations and Financial Condition, was filed with the Securities and Exchange Commission which included a press release dated October 25, 2004. The press release announced the Company’s third quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2004

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Neal C. Hansen
Neal C. Hansen
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Peter E. Kalan
Peter E. Kalan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.20A*	First Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

10.21B*	Thirty-Second and Thirty-Eighth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation

10.30	$100,000,000 Credit Agreement among CSG Systems International, Inc., as Borrower, the Lenders from Time to Time Parties Hereto, Wells Fargo Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Keybank National Association as Co-Lead Arrangers and Co-Book Runners, dated as of September 21, 2004

10.80	Forms of Agreement for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 – Certain Cautionary Statements and Risk Factors

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.