Form 10-K/A
period 2003-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2004-11-18
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2003 was $695,505,070.

Shares of common stock outstanding at March 10, 2004: 53,792,834.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed on or prior to April 29, 2004, are incorporated by reference into Part III of the Form 10-K/A.

CSG SYSTEMS INTERNATIONAL, INC.

2003 FORM 10-K/A

EXPLANATORY NOTE

CSG Systems International, Inc. (the “Company” or forms of the pronoun “we”) is filing this amendment to: (i) remove references to independent outside valuation firms and experts in Notes 3 and 6 to our Consolidated Financial Statements and in the critical accounting policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”); (ii) add clarifying language related to our revenue recognition accounting policies in Note 2 to our Consolidated Financial Statements and in the critical accounting policies section of MD&A; (iii) revise our disclosure related to the purchased Kenan Business accounts receivable in the selling, general and administrative expense section of MD&A; (iv) modify the independent auditors’ report to incorporate changes required by the Public Company Accounting Oversight Board subsequent to the report date to state that the audit was performed in accordance with the Public Company Accounting Oversight Board’s Audit Standard No. 1; and (v) other minor changes, and this amendment does not result in the restatement of our previously reported financial position or results of operations for the periods covered in the report. This report continues to speak as of the date of the original filing, and the Company has not updated the disclosure in this report to speak as of a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission.

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

North American Region (“NAR”)

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

Central and Latin America Region (“CALA”)

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

Europe, Middle East and Africa Region (“EMEA”)

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

Asia/Pacific Region (“APAC”)

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

	High	Low
2003
First quarter	$15.68	$8.15
Second quarter	14.63	8.31
Third quarter	17.29	12.53
Fourth quarter	15.95	8.69

	High	Low
2002
First quarter	$41.66	$27.40
Second quarter	30.11	17.71
Third quarter	19.57	9.06
Fourth quarter	17.44	8.77

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

We utilize the percentage-of-completion (“POC”) method of accounting for certain revenue arrangements involving services that require significant production, modification or customization of our software. For other professional services arrangements, we use the proportionate performance method of revenue recognition, which generally results in the recognition of a similar amount of revenue as the POC method. Under the POC/proportional performance methods of accounting, revenues are typically recognized as services are performed. Provisions for any estimated losses on uncompleted projects are made in the period in which such losses become evident. We typically use hours performed on the project as the measure to determine the percentage of the work completed. Our use of the POC/proportional performance methods of accounting on a project requires estimates of the total project revenues, total project costs and the expected hours necessary to complete a project. We believe we have adequate processes to produce reasonably dependable estimates for these items in order to justify the use of the POC/proportional performance methods of accounting. However, changes in estimates as a result of additional information or experience on a project as work progresses are inherent characteristics of the POC/proportional performance methods of accounting as we are exposed to various business risks in completing our projects. The estimation process to support the POC/proportional performance methods of accounting is more difficult for projects of greater length and/or complexity. Factors that increase the complexity of an implementation project are discussed in more detail in Exhibit 99.01 under “Implementation Project Complexities and Risks” included in this report. The estimates and judgments made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred. For the years ended December 31, 2003 and 2002, approximately 21% and 27%, respectively, of the GSS Division’s total recognized revenues were accounted for using the POC/proportional performance methods of accounting. To mitigate the inherent risks in using the POC/proportional performance methods of accounting, we track our performance on projects and reevaluate the appropriateness of our estimates as part of our monthly accounting cycle.

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

As of December 31, 2003, we have approximately $38 million in net intangible assets and approximately $219 million of goodwill that are attributable to the GSS Division, which includes the assets from the Kenan, ICMS, Davinci, and plaNet acquisitions. Due to the continued poor economic conditions of the global telecommunications industry and the impacts this situation had on the GSS Division’s business, to include declining revenues, segment contribution losses, and the initiation of various cost reduction and restructuring programs since the acquisition of the Kenan Business in early 2002, we performed certain financial analyses during the second quarter of 2003 and concluded that based on such work, there had been no impairment of the GSS Division’s goodwill or its other long-lived assets. The estimated fair value of the GSS Division reporting unit exceeded its carrying value by approximately 13%, and the estimated undiscounted cash flows for the GSS Division’s long-lived assets exceeded their carrying values by approximately 38%.

We completed our annual goodwill impairment test of the GSS Division reporting unit in the third quarter of 2003, and concluded that based on such work, there had been no impairment of the GSS Division’s goodwill. The estimated fair value of the GSS Division reporting unit exceeded its carrying value by approximately 17%.

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

Research and Development Expense.    R&D expense for 2003, decreased 14.6% to $62.9 million, from $73.7 million for 2002. As a percentage of total revenues, R&D expense increased to 14.3% for 2003, from 12.1% for 2002. The reason for the overall increase in R&D expense as a percentage of total revenues, is due to the lower revenues resulting from the Comcast arbitration ruling, discussed above. We did not capitalize any internal software development costs during 2003 and 2002.

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

Selling, General and Administrative Expense.    SG&A expense for 2003, decreased 2.1% to $109.2 million, from $111.6 million for 2002. The decrease in SG&A expense is due primarily to a decrease in bad debt expense between years of approximately $15 million. One of our larger Broadband Division clients, Adelphia Communications (“Adelphia”), filed for bankruptcy protection in June 2002, at which time we established a reserve for the pre-bankruptcy invoices. In addition, we experienced difficulties in collecting certain international accounts receivable during 2002, which required us to increase our allowance for doubtful accounts receivable during this time period. The improvement in our overall accounts receivable position in the latter part of 2003, and the fact we had no similar individual client matters in 2003 with the same degree of significance as Adelphia in 2002, allowed us to significantly reduce our 2003 bad debt expense, when compared to 2002. In addition, we were successful in collecting approximately $7 million of purchased Kenan Business accounts receivable in 2003 in excess of the value assigned to such accounts receivable in our purchase accounting for the Kenan Business. These collections were recorded as a reduction of SG&A expense in 2003 as they occurred after we had finalized our Kenan Business purchase accounting. See the “Liquidity” section below for additional discussion of our accounts receivable activities for 2003 and 2002. This decrease was partially offset by an increase in: (i) legal fees related to the Comcast arbitration; and (ii) stock-based compensation expense. We incurred $11.7 million of legal fees related to the Comcast arbitration and $5.2 million of stock-based compensation attributable to SG&A in 2003, as compared to $6.4 million and $1.4 million, respectively, in 2002.

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

Cost Reduction Initiatives Related to the Comcast Arbitration Ruling

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

Summary of Restructuring Charges

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

The combined annualized revenue per unit (“ARPU”) was $7.58 for 2003 and $8.43 for 2002, with the decrease primarily related to the reduction in Comcast processing revenues in the third and fourth quarters of 2003. Our ARPU for the fourth quarter of 2003 was $7.33, which included approximately $0.10 related to a one-time, special project for a client. For 2004, we expect our ARPU to range from $7.10 to $7.25, with the decrease reflective of competitive pricing pressures and continued tight cost controls on the part of our clients.

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
Quarter ended:
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

Income Tax Receivable

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

We have become more exposed to the impact of the changes in foreign currency exchange rates as a result of the expansion of our international business. We have not historically utilized derivative financial instruments for purposes of managing our foreign currency exchange rate risk. For 2003, approximately 73% and 16%, respectively, of our GSS Division revenues were denominated in U.S. dollars and the Euro. Since a significant amount of our revenues are denominated in U.S. dollars, a decline in the value of local foreign currencies against the U.S. dollar will result in our products and services being more expensive to a potential foreign buyer, and in those instances where our goods and services have already been sold, could result in the accounts receivable being more difficult to collect. We do at times enter into revenue contracts that are denominated in the currency of the individual country (e.g., United Kingdom, Brazil, and Japan) or the Economic Union (“EU”) where we have substantive operations. This practice serves as a natural hedge to finance the expenses incurred in those locations. We are currently evaluating whether we should enter into derivative financial instruments for the purposes of managing our foreign currency exchange rate risk. A hypothetical adverse change of 10% in the December 31, 2003 exchange rates would not have a material impact upon our results of operations.

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

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Deferred Compensation Related to Employees	Treasury Stock	Foreign Currency Translation	Unrealized Gains (Losses) on Short-Term Investments	Accumulated Earnings	Total Stockholders’ Equity
BALANCE, December 31, 2000	52,530	$543	$17,430	$180,750	$—	$(71,497)	$(654)	$(350)	$64,947	$191,169
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	113,921
Reclassification adjustment for loss included in net income (net of tax benefit of $199)	—	—	—	—	—	—	—	335	—
Unrealized gains on short-term investments (net of tax provision of $19)	—	—	—	—	—	—	—	149	—
Foreign currency translation adjustments	—	—	—	—	—	—	(138)	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	114,267
Repurchase of common stock pursuant to stock repurchase program	(3,020)	—	—	—	—	(109,461)	—	—	—	(109,461)
Exercise of stock options	1,118	12	—	15,704	—	—	—	—	—	15,716
Exercise of stock warrants	2,000	20	(17,430)	41,410	—	—	—	—	—	24,000
Purchase of common stock pursuant to employee stock purchase plan	36	—	—	1,276	—	—	—	—	—	1,276
Tax benefit of stock options exercised	—	—	—	13,081	—	—	—	—	—	13,081

BALANCE, December 31, 2001	52,664	575	—	252,221	—	(180,958)	(792)	134	178,868	250,048
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	44,618
Reclassification adjustment for loss included in net income (net of tax benefit of $13)	—	—	—	—	—	—	—	(49)	—
Unrealized gains on short-term investments (net of tax provision of $25)	—	—	—	—	—	—	—	(91)	—
Foreign currency translation adjustments	—	—	—	—	—	—	1,852	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	46,330
Repurchase of common stock pursuant to stock repurchase program	(1,573)	—	—	—	—	(18,919)	—	—	—	(18,919)
Exercise of stock options	80	2	—	1,164	—	—	—	—	—	1,166
Restricted common stock granted under equity compensation plans	445	—	—	—	(5,317)	13,832	—	—	(8,515)	—
Stock-based employee compensation expense	—	—	—	—	1,413	—	—	—	—	1,413
Purchase of common stock pursuant to employee stock purchase plan	111	—	—	1,618	—	—	—	—	—	1,618
Tax benefit of stock options exercised	—	—	—	449	—	—	—	—	—	449

BALANCE, December 31, 2002	51,727	577	—	255,452	(3,904)	(186,045)	1,060	(6)	214,971	282,105
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(26,277)
Unrealized gain on investments (net of tax provision of $6)	—	—	—	—	—	—	—	7	—
Foreign currency translation adjustments	—	—	—	—	—	—	5,459	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	(20,811)
Purchase of common stock pursuant to employee stock purchase plan	129	2	—	1,313	—	—	—	—	—	1,315
Exercise of stock options	41	—	—	355	—	—	—	—	—	355
Tax benefit of stock options exercised	—	—	—	33	—	—	—	—	—	33
Issuance of restricted common stock pursuant to agreement	480	—	—	—	(3,697)	14,934	—	—	(11,237)	—
Issuance of restricted common stock pursuant to employee stock-based compensation plans	210	2	—	(2)	—	—	—	—	—	—
Issuance of restricted common stock pursuant to tender offer to exchange stock options for restricted stock	1,214	12	—	(12)	—	—	—	—	—	—
Repurchase of common stock pursuant to employee stock-based compensation plans	(13)	—	—	(207)	—	—	—	—	—	(207)
Stock-based employee compensation expense	—	—	—	2,416	3,143	—	—	—	—	5,559
Tax benefit of common stock warrants	—	—	—	22,436	—	—	—	—	—	22,436

BALANCE, December 31, 2003	53,788	$593	$—	$281,784	$(4,458)	$(171,111)	$6,519	$1	$177,457	$290,785

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

Revenue from fixed price long-term service contracts that would not fall under the guidelines of SOP 97-2 is recognized using a method consistent with the proportional performance method. Under a proportional performance model, revenue is recognized by allocating revenue between reporting periods based on relative service provided in each reporting period, and costs are generally recognized as incurred. The Company utilizes an input-based approach (i.e. hours worked) for purposes of measuring performance on these types of contracts. The Company’s input measure is considered a reasonable surrogate for an output measure.

Revenue from professional services billed on a time-and-materials basis is recognized as the services are performed and as amounts due from clients are deemed collectible and contractually non-refundable. In instances when the work performed on fixed price agreements is of relatively short duration, or if the Company is unable to make reasonably dependable estimates at the outset of the arrangement, the Company uses the completed contract method of accounting whereby revenue is recognized when the work is completed.

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

In-process research and development	$19,300
Impairment of an existing intangible asset	1,906
Employee-related costs (primarily existing employee redundancy costs)	3,931
Integration costs (e.g., legal, accounting, etc.)	4,367
All other	453

Total Kenan Business acquisition-related expenses	$29,957

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Carrying Value of the GSS Division’s Intangible Assets.    As of December 31, 2003, there is $37.8 million in net intangible assets and $218.6 million of goodwill that is attributable to the GSS Division, which includes the assets from the Kenan Business, ICMS, Davinci, and plaNet acquisitions. Due to the poor economic conditions of the global telecommunications industry, and the resulting impacts this situation had on the GSS Division’s business, to include declining revenues, segment contribution losses, and the initiation of various cost

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduction and restructuring programs since the acquisition of the Kenan Business in early 2002, the Company performed certain financial analyses during the second quarter of 2003 and concluded that based on such work, there had been no impairment of the GSS Division’s goodwill or its other long-lived assets.

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“Tranche B”). Upon closing of the Kenan Business acquisition, the entire amounts of Tranche A and Tranche B were drawn down. The 2002 Credit Facility is guaranteed by the Company and each of the Company’s direct and indirect domestic subsidiaries. In conjunction with the closing of the 2002 Credit Facility, the Company incurred financing costs totaling $10.4 million.

On December 5, 2003, the Company entered into the First Amendment to the 2002 Credit Facility (the “Amendment”). The Amendment was obtained primarily as the result of the impact the Comcast arbitration ruling (Note 4) had on the 2002 Credit Facility’s financial covenants. The major impacts of the Amendment were to: (i) waive any default or event of default that may have occurred prior to the Amendment, related to untrue representations or warranties solely to the extent such representations or warranties were untrue as a result of the arbitration ruling, (ii) exclude the arbitration award payments from consideration related to the Company’s compliance under the 2002 Credit Facility; (iii) increase the applicable margins on the Revolver, Tranche A and Tranche B by 75 basis points; (iv) reduce the amount available under the Revolver to $40 million and further limit the amounts available under the Revolver based upon CSG Systems, Inc.’s total cash on hand; (v) add and modify certain financial covenants; (vi) further limit the Company’s investments, acquisitions and capital expenditures; (vii) require the Company to make a prepayment on the 2002 Credit Facility of $30 million on or before July 30, 2004; and (viii) require the Company to provide notice of modifications to material processing agreements, and prohibit the Company from making certain modifications to the Company’s contract with Comcast. The Company considered the impact of these modifications in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and as a result, the Company determined that the Amendment was not an extinguishment of debt as defined therein. The fees paid to or on behalf of the Bank Group in connection with obtaining the Amendment, totaling approximately $1 million, were capitalized as deferred financing costs.

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Repurchase Program.    In August 1999, the Company’s Board of Directors approved a stock repurchase program which authorized the Company to purchase up to a total of five million shares of its Common Stock from time-to-time as market and business conditions warrant. In September 2001, the Board of Directors amended the program to authorize the Company to purchase up to a total of ten million shares. The shares repurchased under the program (including the shares repurchased in conjunction with the Warrant exercises discussed above) are as follows (in thousands, except per share amounts):

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

Stock Incentive Plans

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

December 2003 Exchange Program

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

1996 Employee Stock Purchase Plan

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

See the Proxy Statement for our 2004 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned “Executive Officers of the Registrant” included in Part I of this Form 10-K/A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSG SYSTEMS INTERNATIONAL, INC.

By:	/s/ RANDY R. WIESE
Randy R. Wiese
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	November 18, 2004

EXHIBIT INDEX

Exhibit Number	Description

2.19(3)*	Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation dated August 10, 1997

2.19A(5)*	Second Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated January 9, 1998

2.19B(6)*	First Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated June 29, 1998

2.19C(7)	Sixth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated July 22, 1998

2.19D(7)*	Seventh Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 8, 1998

2.19E(7)	Eighth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 25, 1998

2.19F(7)*	Eleventh Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation, dated September 30, 1998

2.19G(8)*	Fifth, Ninth, Tenth, Thirteenth, Fourteenth, Seventeenth and Nineteenth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19H(9)*	Fourth and Twenty-Second Amendments and Schedule L to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19I(10)*	Twenty-Third, Twenty-Fourth, Twenty-Fifth, Twenty-Seventh, Twenty-Eighth, Thirtieth, Thirty-Fourth Amendments and Schedule Q to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19J(11)*	Thirty-Sixth and Thirty-Eighth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19K(12)*	Fifteenth, Twenty-Ninth, Forty-First and Forty-Third Amendments and Schedules I and X to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19L(13)*	Thirty-Seventh, Fortieth, Forty-Fourth and Forty-Fifth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and TCI Cable Management Corporation

2.19M(15)*	Forty-Ninth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation dated October 10, 2000

Exhibit Number	Description

2.19N(16)*	Forty-Sixth, Forty-Eighth, Fiftieth and Fifty-Second Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation

2.19O(19)*	Fifty-Third, Fifty-Fourth and Fifty-Fifth Amendments to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation

2.19P(21)*	Fifty-Sixth Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and AT&T Broadband Management Corporation

2.19Q*,**	Fifty-Seventh Amendment to Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast ABB Management Corporation f/k/a AT&T Broadband Management Corporation

2.20(3)	Asset Purchase Agreement between CSG Systems International, Inc. and TCI SUMMITrak of Texas, Inc., TCI SUMMITrak, L.L.C., and TCI Technology Ventures, Inc., dated August 10, 1997

2.21(3)	Contingent Warrant to Purchase Common Stock between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.22(3)	Royalty Warrant to Purchase Common Stock between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.23(3)	Registration Rights Agreement between CSG Systems International, Inc. and TCI Technology Ventures, Inc., dated September 19, 1997

2.24(3)	Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated September 18, 1997

2.25(4)	First Amendment to Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 21, 1997

2.26(8)	Second Amendment to Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Banque Paribas, as Agent, dated November 16, 1998

2.27(13)	Third Amendment to Loan Agreement among CSG Systems, Inc. and CSG Systems International, Inc. as co-borrowers, and certain lenders and Paribas, as Agent, dated January 24, 2000

2.28(21)	Asset Purchase Agreement by and between Lucent Technologies Inc., as Seller, and CSG Systems International, Inc., as Buyer, dated as of December 31, 2001

2.29(21)	Intellectual Property Agreement by and among Lucent Technologies Inc., Lucent Technologies GRL Corporation, Lucent Technologies Ireland Holding Limited and CSG Systems International, Inc., CSG Software Inc., CSG Technology Limited, effective as of February 28, 2002

2.30(21)	Software and Services Master Supply Agreement (North America) by and among Lucent Technologies Inc. and CSG Systems International, Inc. and CSG Software, Inc. dated as of February 28, 2002

2.31(21)	Software and Services Master Supply Agreement (International) by and among Lucent Technologies Inc. and CSG System International, Inc. and CSG Software, Inc., dated as of February 28, 2002

Exhibit Number	Description

2.32(21)	Amended and Restated Credit Agreement among CSG Systems International, Inc., as Holdings, CSG Systems Inc., as Borrower, the Lenders from Time to Time Parties Hereto, BNP Paribas, as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and Credit Lyonnais New York Branch, the Bank of Nova Scotia and Wells Fargo Bank, National Association, as Co-Documentation Agents, dated as of February 28, 2002

2.33**	First Amendment and Waiver to the Amended and Restated Credit Agreement among CSG Systems International, Inc., as Holdings, CSG Systems Inc., as Borrower, the Lenders from Time to Time Parties Hereto, BNP Paribas, as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and Credit Lyonnais New York Branch, the Bank of Nova Scotia and Wells Fargo Bank, National Association, as Co-Documentation Agents, dated as of December 5, 2003

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(2)	Restated Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

10.01(1)	CSG Systems International, Inc. 1995 Incentive Stock Plan

10.02(23)	CSG Employee Stock Purchase Plan

10.03(17)	CSG Systems International, Inc. 1996 Stock Incentive Plan

10.4*(27)	Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated August 1, 2003.

10.14(8)	Employment Agreement with Neal C. Hansen, dated November 17, 1998

10.14A(15)	First Amendment to Employment Agreement with Neal C. Hansen, dated June 30, 2000

10.14B(23)	Second Amendment to Employment Agreement with Neal C. Hansen, dated April 29, 2002

10.14C(24)	Third Amendment to Employment Agreement with Neal C. Hansen, dated August 30, 2002

10.14D(25)	Fourth Amendment to Employment Agreement with Neal C. Hansen, dated November 15, 2002

10.15(20)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.39(12)	CSG Systems, Inc. Wealth Accumulation Plan, as amended November 16, 1999

10.40(14)*	Second Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc., dated April 1, 2000

10.44(18)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.45(8)	Employment Agreement with John P. Pogge, dated November 17, 1998

10.46(8)	Employment Agreement with Edward Nafus, dated November 17, 1998

10.47(15)	Employment Agreement with J. Richard Abramson, dated August 17, 2000

10.48(17)	Employment Agreement with Peter Kalan, dated January 18, 2001

10.49(19)	Employment Agreement with William E. Fisher, dated September 18, 2001

10.50(23)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51(27)	Stock Option Cancellation Agreement with Neal C. Hansen, dated August 30, 2002

10.52(24)	Stock Option Cancellation Agreement with Peter E. Kalan, dated August 30, 2002

Exhibit Number	Description

10.53(24)	Stock Option Cancellation Agreement with Edward C. Nafus, dated August 30, 2002

10.54(24)	Stock Option Cancellation Agreement with William E. Fisher, dated August 30, 2002

10.55(24)	Stock Option Cancellation Agreement with John P. Pogge, dated August 30, 2002

10.56(27)	Restricted Stock Award Agreement with Neal C. Hansen, dated August 30, 2002

10.57(24)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 22, 2002

10.58(24)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 30, 2002

10.59(24)	Restricted Stock Award Agreement with Edward C. Nafus, dated August 30, 2002

10.60(24)	Restricted Stock Award Agreement with William E. Fisher, dated August 30, 2002

10.61(24)	Restricted Stock Award Agreement with John P. Pogge, dated August 30, 2002

10.62(26)	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2, 2003

10.63(26)	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2.2003

16.1(22)	Letter from Arthur Andersen LLP dated June 19, 2002

21.01**	Subsidiaries of the Company

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01**	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K dated October 6, 1997.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended for the year ended December 31, 1997.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended for the year ended December 31, 1998.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated as of March 14, 2002.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated as of June 17, 2002.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

**	These exhibits were previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 that was originally filed on March 12, 2004, and therefore, are not included as an exhibit to this Form 10-K/A.