Form 10-Q/A
period 2004-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2004-11-18
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	AMENDMENT NO. 1 TO THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q/A For the Quarter Ended June 30, 2004

EXPLANATORY NOTE

CSG Systems International, Inc. (the “Company” or forms of the pronoun “we”) is filing this amendment to remove a reference to independent outside valuation firms and experts in Note 9 to our Condensed Consolidated Financial Statements, and this amendment does not result in the restatement of our previously reported financial position or results of operations for the periods covered in the report. This report continues to speak as of the date of the original filing, and the Company has not updated the disclosure in this report to speak as of a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Commission.

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited condensed consolidated financial statements as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the SEC (the “Company’s 2003 10-K”). The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the expected results for the entire year ending December 31, 2004.

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

Class I (expiring in 2007)

Janice I. Obuchowski

The following directors’ term of office continued after the Annual Meeting:

George F. Haddix

Neal C. Hansen

Bernard W. Reznicek

Frank V. Sica

Donald V. Smith

(c)	Votes were cast or withheld at the Annual Meeting as follows:

(i)	Election of director:

Director	For	Withheld
Janice I. Obuchowski	45,922,121	2,494,551

(ii)	Increase the authorized shares under the 1996 Stock Incentive Plan by 500,000:

For	Against	Abstain
39,287,429	906,710	12,664

Item 5. None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1(1)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.2(1)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

10.02**	CSG Employee Stock Purchase Plan

10.21A*,**	Thirty-Sixth and Thirty-Seventh Amendments to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01**	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 – Certain Cautionary Statements and Risk Factors

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

**	These exhibits were previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 that was originally filed on August 6, 2004, and therefore, are not included as an exhibit to this Form 10-Q/A.

(b)	Reports on Form 8-K

•	Form 8-K dated May 20, 2004, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission and stated that Jack Pogge, President and Chief Operating Officer, will end his employment with the company on May 28, 2004 to coincide with the company’s annual meeting of shareholders and William Fisher, President Global Software Services Division, is resigning from the company effective September 30, 2004. Neal Hansen, CEO and Chairman, will assume the additional role of President and assume leadership of the GSS Division.

•	Form 8-K dated May 25, 2004, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated May 25, 2004. The press release announced that the Company intends to offer, subject to market and other conditions, $200 million of Senior Subordinated Convertible Contingent Debt Securities due 2024 in a private placement to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933.

•	Form 8-K dated May 27, 2004, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated May 27, 2004. The press release announced the pricing of the Company’s offering of $200 million of 2.5% Senior Subordinated Convertible Contingent Debt Securities due 2024 in a private placement to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933.

•	Form 8-K dated June 2, 2004, under Item 5, Other Events and Regulation FD Disclosure, was filed with the Securities and Exchange Commission which included a press release dated June 2, 2004. The press release announced the closing of the Company’s offering of $200 million of 2.5% Senior Subordinated Convertible Contingent Debt Securities due 2024 in a private placement to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933. In addition, the initial purchasers of the Securities exercised their right to purchase an additional $30 million aggregate principal amount of the Securities, bringing the total offering to $230 million.

•	Form 8-K dated July 27, 2004, under Item 12, Results of Operations and Financial Condition, was filed with the Securities and Exchange Commission which included a press release dated July 27, 2004. The press release announced the Company’s second quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 18, 2004

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Randy R. Wiese
Randy R. Wiese
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
4.1(1)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.2(1)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

10.02**	CSG Employee Stock Purchase Plan

10.21A*,**	Thirty-Sixth and Thirty-Seventh Amendments to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01**	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 – Certain Cautionary Statements and Risk Factors

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.
**	These exhibits were previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 that was originally filed on August 6, 2004, and therefore are not included as an exhibit to this Form 10-Q/A.