Form 10-K
period 2004-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2005-03-15
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2004 was $736,089,785.

Shares of common stock outstanding at March 10, 2005: 50,367,407.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed on or prior to April 30, 2005, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2004 FORM 10-K

Item 1.    Business

Company Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from First Data Corporation (“FDC”) in November 1994. CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until this acquisition.

We are a global leader in next-generation billing and customer care solutions for the cable television, direct broadcast satellite, advanced IP services, next-generation mobile, and fixed wireline markets. Our combination of solutions, delivered in both outsourced and licensed formats, enable our clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. We serve our clients through two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

Our principal executive offices are located at 7887 East Belleview, Suite 1000, Englewood, Colorado 80111, and the telephone number at that address is (303) 796-2850. Our common stock is listed on the Nasdaq National Market under the symbol “CSGS”. We are a S&P Midcap 400 company.

General Development of Business

Comcast Business Relationship

Background.    In September 1997, we entered into a 15-year exclusive contract (the “Master Subscriber Agreement”) with Tele-Communications, Inc. (“TCI”) to consolidate all TCI customers onto our customer care and billing system. At the same time, we acquired a non-operational billing system from TCI for $105 million. In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”), and we continued to service the merged operations under the terms of the Master Subscriber Agreement. On November 18, 2002, Comcast Corporation (“Comcast”) completed its merger with AT&T, and now under Comcast’s ownership, we continue to service the former AT&T operations.

Comcast Arbitration Ruling.    Comcast is our largest client. During 2004, revenues from Comcast represented approximately 16% of our total consolidated revenues. During 2002 and 2003, we were involved in various legal proceedings with Comcast, consisting principally of arbitration proceedings related to the Comcast Master Subscriber Agreement. In October 2003, we received the final ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by us to Comcast. The award was based on the arbitrator’s determination that we had violated the most favored nations (“MFN”) clause of the Comcast Master Subscriber Agreement. We recorded the full impact from the arbitration ruling in the third quarter of 2003 as a charge to revenues. In addition, the arbitration ruling also required that we invoice Comcast for lower fees under the MFN clause of the Master Subscriber Agreement beginning in October 2003. This had the effect of reducing quarterly revenues from Comcast by approximately $13-14 million ($52-56 million annually), when compared to amounts prior to the arbitration ruling. In March 2004, we signed a new contract with Comcast (the “Comcast Contract”). The Comcast Contract superseded the former Comcast Master Subscriber Agreement that was set to expire at the end of 2012. Under the new agreement, we expect to continue to support Comcast’s video and high-speed Internet customers at least through December 31, 2008. The pricing inherent in the Comcast Contract was consistent with that of the arbitration ruling in October 2003. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for additional discussion of our business relationship with Comcast.

Kenan Business Acquisition

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

Industry Overview

Background.    We provide customer care and billing services primarily to the global telecommunications industry. Customer care and billing systems coordinate many aspects of the customer’s interaction with a service provider, from the initial set-up and activation of customer accounts, to support of various service activities, through the monitoring of customer invoicing and accounts receivable management. These systems enable service providers to manage the lifecycle of their customer interactions.

Market Conditions of Global Telecommunications Industry.    Since the vast majority of our clients operate within this industry sector, the economic state of this industry directly impacts our business. During the time period from early 2001 through 2003, the economic state of the global telecommunications industry deteriorated, resulting primarily from a general global economic downturn, network and plant overcapacity, and mounting debt combined with limited availability of capital. This downward trend continued into 2004, however to a much lesser degree than previous years. During this time frame, many companies operating within this industry publicly reported decreased revenues and earnings, and several companies filed for bankruptcy protection. Most telecommunications companies reduced their operating costs and capital expenditures to cope with the market conditions during these times. This resulted in a decrease in spending on business support and operation support systems aimed at helping service providers manage the increasing complexity and cost of managing the interaction between telecommunications companies and their customers, which resulted in a decrease in demand for our customer care and billing products and services. As of the end of 2004, we believe the market has stabilized. In addition, we believe the improved operating results and financial condition of many service providers are beginning to provide signs of economic improvement within this industry sector.

In addition, increased competition from non-traditional telecommunication providers has accelerated the rollout of new products and services and increased the focus on customer retention. Consolidation within the industry continues, driving providers to look for additional means for leveraging their existing networks and workforce and reducing their costs. All these events, we believe, will drive a need for scalable, flexible solutions, resulting in an improved growth outlook for the customer care and billing industry.

Business Strategy

Our business strategy is designed to achieve revenue and profit growth. The key elements of the strategy include:

Expand Core Processing Business.    We will continue to leverage our investment and expertise in high-volume transaction processing to expand our processing business. The Broadband Division’s processing business provides highly predictable, recurring revenues through multi-year contracts with a client base that includes leading telecommunications service providers. We increased the number of customers processed on our systems from 18 million as of December 31, 1995 to 43.5 million as of December 31, 2004. We provide a full suite of customer care and billing products and services that combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

Increase Market Share in Telecommunications Verticals.    Through our GSS Division, we pursue new relationships with telecommunications service providers in the wireline, wireless, IP and worldwide broadband markets with our CSG Kenan FX product suite. As the telecommunications market recovers, telecommunication service providers will look for solutions to specific problems like content settlement, converged pre-paid/post- paid offerings and more. We will continue to look for ways to establish relationships with those providers we have not done business with before, or with divisions of large providers in which our products have not traditionally had meaningful visibility.

Enter New Markets.    As communications markets converge, our products and services can facilitate efficient entry into new markets and geographies by existing or new clients. We also intend to leverage our transaction processing engines into new verticals that require scaleable technology that is flexible and open, much like we have done with four subsidiaries of China Telecom and VinIQ, a Canadian on-line automobile auction.

Enhance Growth Through Focused Acquisitions.    We follow a disciplined approach in acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts, provide complementary products or services, or provide access to new markets or clients.

Continue Technology Leadership.    We believe that our technology in customer care and billing solutions gives telecommunications service providers a competitive advantage. Our continuing investment in research and development (“R&D”) is designed to position us to meet the growing and evolving needs of existing and potential clients. Since 1995, we have invested over $400 million into R&D.

Financial Information about Segments

After the closing of the Kenan Business acquisition in February 2002, we organized our business around two operating segments: the Broadband Division and the GSS Division. Costs managed at the corporate level, which are not attributable to either of the operating segments, are reflected as Corporate overhead. Revenues and contribution margin attributable to reporting segments and financial information about geographical areas can be found in Note 5 to our Consolidated Financial Statements and are incorporated herein by reference.

Narrative Description of Business

The Broadband Division

General Description.    The Broadband Division consists principally of our historical processing operations and related software products. Products and services from the Broadband Division make up approximately two-thirds of our total revenues. The Broadband Division generates a substantial percentage of its revenues by providing customer care and billing services to the United States (“U.S.”) and Canadian cable television and satellite industries. The Broadband Division’s full suite of processing, software, and professional services allows clients to automate their customer care and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing of invoices, management reporting, electronic presentment and payment of invoices, and deployment and management of the client’s field technicians.

Total domestic customer accounts (i.e., clients’ subscribers) on the Broadband Division’s processing system as of December 31, 2004 were 43.5 million, compared to 44.1 million as of December 31, 2003, a decrease of 1.5%. The annual revenue per unit (“ARPU”) was $7.46 for 2004, compared to $7.58 for 2003. See the “Results of Operations—Operating Segments” section in MD&A for further explanation of these matters.

Clients.    The Broadband Division works with the leading cable and satellite providers located in the U.S. and Canada. A partial list of those providers is included below:

Adelphia Communications Corporation	Echostar Communications Corporation
Charter Communications	Mediacom Communications
Comcast Corporation (includes former AT&T Broadband)	Time Warner Inc.
Cox Communications

During the years ended December 31, 2004, 2003, and 2002: (i) revenues from Comcast represented approximately 16%, 26%, and 27% of total revenues; and (ii) revenues from Echostar Communications

Corporation (“Echostar”) represented approximately 14%, 15%, and 11% of total revenues, respectively. The decrease in the percentage between years for Comcast relates primarily to the impact of the 2003 arbitration ruling and the lower pricing in the Comcast Contract when compared to periods prior to the arbitration ruling. See MD&A for further discussion of our business relationships with Comcast and Echostar.

Products and Services.    The Broadband Division’s primary product offerings include its core service bureau processing product, CSG CCS/BP (“CCS”), and related services and software products. A background in high-volume transaction processing, complemented with world-class applications software, allows the Broadband Division to offer one of the most comprehensive, pre-integrated products and services solutions to the communications market, serving video, data and voice providers and handling many aspects of the customer lifecycle. We believe this pre-integrated approach has allowed telecommunications service providers to get to market quickly as well as reduce the total cost of ownership for their solution.

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

CCS Architectural Upgrade and Migration.    During 2004, the Broadband Division completed its significant architectural upgrade to CCS and related services and software products. This enhancement to CCS, called Advanced Convergent Platform (“ACP”), will enhance our ability to support convergent broadband services including cross-service bundling, convergent order entry and advanced service provisioning capabilities for video, high-speed data and Voice over IP. This advanced convergent solution for broadband service providers will facilitate our clients’ offering of combinations of video, voice and data services. The ACP project was initiated in 2002 and is the Broadband Division’s next generation product offering. To date, approximately one-fourth of the customers processed on CCS have successfully migrated to our ACP solution.

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

We believe that the principal competitive factors for our Broadband Division include the functionality, scalability, flexibility and architecture of the CCS system, the breadth and depth of pre-integrated product solutions, product quality, client service and support, quality of R&D efforts, and price.

The GSS Division

General Description.    The GSS Division consists of our stand-alone software products and related services, which includes the Kenan Business. Products and services from the GSS Division make up approximately one-third of our total revenues. The majority of the Kenan Business revenues are generated from international operations. For 2004, approximately 77% of the GSS Division’s revenues were generated outside the U.S., compared to 78% for 2003. We expect a similar percentage of the GSS Division’s revenues will be generated outside the U.S. in the foreseeable future. There are certain inherent risks associated with operating internationally. Some of such risks are described in this report in Exhibit 99.01, “Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors” (“Risk Factors”).

The GSS Division is a global provider of convergent billing and customer care software and services that enables telecommunications service providers to bill their customers for existing and next-generation services, including mobile, Internet, wireline, cable television, and satellite. The GSS Division’s revenues consist primarily of software license and maintenance fees, and various professional and consulting services related to its software products (principally implementation services).

Clients.    The GSS Division provides its products and services to the leading providers in the global telecommunications industry. Some of the Division’s clients include Bharti Airtel, BSNL, British Telecom, eBay, Embratel, France Telecom, MobileOne, Singapore Telecom, Tata, Telecom Italia, TOT, Vodafone, and various subsidiaries of China Telecom.

Products and Services.    The GSS Division’s primary product offerings include the Kenan FX, Data Mediation, and ICMS customer care and billing software products and related software maintenance services, and professional services related to these software products.

We combined the best of our traditional software solutions with the best of the Kenan Business software solutions and introduced Kenan FX in the late fall of 2003. Kenan FX is the result of an 18-month R&D project that resulted in a business framework consisting of pre-integrated products and modules that make services available via a common middle layer. The Kenan FX software product suite consists of a core convergent billing platform, and its key components and modules, which include, among others, billing mediation, threshold servers, real-time rating engines, revenue settlement solutions and pre-paid/post-paid convergent billing solutions, aimed at helping telecommunication service providers manage their operations more effectively and efficiently. Since its introduction, 24 customers have signed up for the new solution. Although this did not result in material software license revenues in 2004, Kenan FX upgrade projects did provide a significant amount of revenue opportunities for our professional services organization and helped preserve our maintenance revenues. Kenan FX is expected to be the GSS Division’s primary product offering in future periods.

The GSS Division’s professional services organizations provide a variety of consulting services related to its software products, such as product implementation and customization, business consulting, project management and training services.

Client and Product Support.    The GSS Division has regional account management teams as well as a multi-level support environment for its clients. Primary client support for the GSS Division is provided in three regions: the Americas (North, South and Central America), Europe/Middle East/Africa (“EMEA”), and Asia Pacific (“APAC”).

Sales and Marketing.    The GSS Division’s primary method of distribution is through direct sales by CSG personnel assigned to these three regions. The principal sales offices for each region are as follows: the Americas (Denver, Cambridge, and Miami), EMEA (London), and APAC (Singapore). In addition to the principal sales offices in each region, the GSS Division has various sales offices located throughout the world.

Competition.    The market for customer care management systems in the global telecommunications industries is highly competitive. The GSS Division competes with other providers of customer management systems, and in-house developers of customer management systems. We believe that the GSS Division’s most significant competitors are Amdocs Corporation, Intec Telecom Systems PLC, Convergys Corporation, Portal Software, Inc., and in-house systems. Some of the GSS Division’s actual and potential competitors have substantially greater financial, marketing and technological resources than our company.

We believe that the principal competitive factors for the GSS Division include the functionality, scalability, flexibility and architecture of the software products, the breadth and depth of pre-integrated product solutions, product quality, professional services capabilities, client service and support, quality of R&D efforts, and price.

Proprietary Rights and Licenses

We rely on a combination of trade secret and copyright laws, nondisclosure agreements, and other contractual and technical measures to protect our proprietary rights in our products. While we hold a limited number of patents on some of our newer products, we do not rely upon patents as a primary means of protecting our rights in our intellectual property. There can be no assurance that these provisions will be adequate to protect our proprietary rights. Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us or our clients.

Because of the global markets we service, we have clients using our products in many countries. As a result, we continually assess whether there is any risk to our intellectual property rights in many countries throughout the world. Should these risks be improperly assessed, or if for any reason should our right to develop, produce and distribute our products anywhere in the world be successfully challenged or be significantly curtailed, it could have a material impact on our financial condition and results of operations.

Research and Development

Our product development efforts are focused on developing new products and improving existing products. We believe that the timely development of new applications and enhancements is essential to maintaining our competitive position in the marketplace. Our development efforts for 2004 were focused primarily on:

•	various R&D projects for the GSS Division, consisting principally of enhancements to the existing Kenan FX product suite, as well as new software modules; and

•	various R&D projects for the Broadband Division, consisting principally of enhancements to CCS (including ACP functionalities) and related Broadband Division software products, targeted to increase the functionalities and features of the products, including those necessary to service Voice over IP product offerings.

Our total R&D expense was $59.0 million, $62.9 million, and $73.7 million for the years ended December 31, 2004, 2003, and 2002, or 11.1%, 14.3%, and 12.1% of total revenues, respectively. The decrease in R&D expenditures over the last three years is due primarily to: (i) the various cost reduction initiatives we have implemented over this time frame (See Note 8 to our Consolidated Financial Statements for more details of our restructuring activities); and (ii) the completion of the development cycle for certain projects. Since 1995, we have invested an average of 10-12% of our total revenues into R&D. We expect to spend a similar percentage of our total revenues on R&D in the future. We expect this investment will be focused on CCS and the Kenan Business product suite, as well as additional stand-alone products as they are identified.

There are certain inherent risks associated with significant technological innovations. Some of such risks are described in this report in our Risk Factors in Exhibit 99.01.

Employees

As of December 31, 2004, we had a total of 2,549 employees, an increase of 78 from December 31, 2003. The increase between years relates primarily to: (i) staff added in our Broadband Division during 2004 to support the introduction and ongoing operation of ACP, and to address the revenue opportunities we see for Voice over IP products and services; and (ii) staff added in our GSS Division’s foreign operations to address various revenue opportunities, primarily within the APAC region. Our success is dependent upon our ability to attract and retain qualified employees. None of our U.S.-based employees are subject to a collective bargaining agreement. Certain non-U.S.-based employees are covered under national or company-specific collective bargaining agreements. We believe that our relations with our employees are good.

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

Item 2.    Properties

As of December 31, 2004, we were operating from approximately 30 leased sites around the world, representing approximately 734,000 square feet under lease. This amount excludes approximately 205,000 square feet of leased space that has been abandoned by us.

North American Region (“NAR”)

We lease office facilities totaling approximately 454,000 square feet in the following metropolitan areas within the U.S.: Cambridge, Massachusetts; Columbus, Ohio; Dallas, Texas; Denver, Colorado; Miami, Florida; Somerset, New Jersey; Omaha, Nebraska; and Washington, DC. We utilize these office facilities primarily for: (i) corporate headquarters; (ii) client services, training and product support; (iii) sales and marketing activities; (iv) systems and programming activities; (v) R&D activities; (vi) professional services staff; and (vii) general and administrative functions. The leases for these office facilities expire in the years 2005 through 2010. The office facilities in Denver and Omaha are used by both the Broadband Division and the GSS Division, as well as for corporate functions, with the remaining office facilities used primarily by the GSS Division.

We lease statement production and mailing facilities totaling approximately 176,000 square feet in Omaha, Nebraska and Wakulla County, Florida. The leases for these facilities expire in the years 2011 through 2013. These facilities are used by the Broadband Division.

We lease office space totaling approximately 9,000 square feet in Toronto, Canada for our Canadian GSS Division operations. The lease for this facility expires in 2006.

Central and Latin America Region (“CALA”)

We lease office facilities totaling approximately 7,000 square feet in Buenos Aires, Argentina; Rio de Janeiro and Campinas, Brazil; and Mexico City, Mexico. We utilize these office facilities primarily for: (i) client services, training and product support; (ii) sales and marketing activities; (iii) professional services staff; and (iv) general and administrative functions. These CALA office facilities support the GSS Division. The leases for these office facilities expire in the years 2005 through 2006.

Europe, Middle East and Africa Region

We lease office facilities totaling approximately 61,000 square feet in Brussels, Belgium; Paris, France; Munich, Germany; Rome, Italy; Madrid, Spain; London and Slough, United Kingdom. We utilize these office facilities primarily for: (i) client services, training and product support; (ii) sales and marketing activities; (iii) professional services staff; (iv) R&D activities; and (v) general and administrative functions. These EMEA office facilities support the GSS Division. The leases for these office facilities expire in the years 2005 through 2015.

Asia/Pacific Region

We lease office facilities totaling approximately 27,000 square feet in Sydney, Australia; Beijing, China; New Delhi, India; Tokyo, Japan; Kuala Lumpur, Malaysia; and Singapore. We utilize these office facilities primarily for: (i) client services, training and product support; (ii) sales and marketing activities; (iii) professional services staff; and (iv) general and administrative functions. These APAC office facilities support the GSS Division. The leases for these office facilities expire in the years 2005 through 2006.

We believe that our facilities are adequate for our current needs and that additional suitable space will be available as required. We also believe that we will be able to extend the leases as they terminate at comparable rates. See Note 12 to our Consolidated Financial Statements for information regarding our obligations under our facility leases.

Item 3.    Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In the opinion of our management, we are not presently a party to any material pending or threatened legal proceedings.

See Note 4 to our Consolidated Financial Statement for discussion of the resolution of our legal proceedings with Comcast during 2003.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Information regarding our executive officers as of March 10, 2005 is provided below. These positions reflect the most recent changes to our executive management team which were effective March 7, 2005. See our MD&A and our Form 8-Ks dated December 10, 2004, December 17, 2004, December 23, 2004, and March 10, 2005 for additional discussion of the recent changes to our executive management team. We have employment agreements with each of the executive officers, except for Mr. Michels and Mr. Scott.

Neal C. Hansen

Chairman of the Board of Directors and Chief Executive Officer

Mr. Hansen, 64, is a co-founder of our company and has been the Chairman of the Board of Directors and Chief Executive Officer and a director of our company since our inception in 1994. From 1991 until co-founding our company, Mr. Hansen served as a consultant to several software companies, including FDC. From 1989 to 1991, Mr. Hansen was a General Partner in Hansen, Haddix and Associates, a partnership that provided advisory management services to suppliers of software products and services. From 1983 to 1989, Mr. Hansen was Chairman and Chief Executive Officer of US WEST Applied Communications, Inc. (“ACI”) and President of US WEST Data Systems Group. Mr. Hansen earned a BS in Electrical Engineering from the University of Nebraska.

Effective March 31, 2005, Mr. Hansen will resign as our Chief Executive Officer. Mr. Hansen will continue in his role as Chairman of the Board of Directors until his previously announced retirement date of June 30, 2005, at which time he will resign as Chairman of the Board of Directors. Mr. Hansen will remain on the Board of Directors through his current term which ends in 2006.

Peter E. Kalan

Executive Vice President and Chief Financial Officer

Mr. Kalan, 45, joined CSG in January 1997 and was named Chief Financial Officer in October 2000. Prior to joining the company, he was Chief Financial Officer at Bank One, Chicago, and he also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a BA degree in Business Administration from the University of Texas at Arlington.

Edward C. Nafus

Executive Vice President and President of the Broadband Division

Mr. Nafus, 64, joined CSG in August 1998 as Executive Vice President and was named the President of our Broadband Division in January 2002. From 1978 to 1998, Mr. Nafus held numerous management positions within FDC. From 1992 to 1998, he served as Executive Vice President of FDC; from 1989 to 1992, he served as President of First Data International; and Executive Vice President of First Data Resources from 1984 to 1989. From 1971 to 1978, Mr. Nafus worked in sales management, training and sales for Xerox Corporation. From 1966 to 1971, Mr. Nafus was a pilot and division officer in the United States Navy. Mr. Nafus holds a BS degree in Secondary Education from Jamestown College.

Effective April 1, 2005, Mr. Nafus will assume the position of Chief Executive Officer and President of CSG. In addition, effective March 7, 2005, Mr. Nafus was added to our Board of Directors.

Alan Michels

Executive Vice President of the GSS Division

Mr. Michels, 54, joined CSG in March 2002 as Senior Vice President in our GSS Division and was named Executive Vice President in December 2004. Prior to joining CSG, Mr. Michels was President and Chief Executive Officer of Telewest Communications from 1993 to 1996. In addition, Mr. Michels has served as Vice President and Chief Financial Officer for U S WEST Newvector Group, a provider of wireless communications services and as Vice President of finance and corporate services for Applied Communications, Inc., a leading provider of transaction processing software, primarily to the banking industry. Mr. Michels earned a bachelor’s degree in History and a MBA in Finance from Rutgers University.

Robert M. Scott

Executive Vice President and General Manager of the Broadband Division

Mr. Scott, 54, joined CSG in September of 1999 as Vice President of the Broadband Division and served as Senior Vice President of that division from 2001 to 2004. In December 2004, Mr. Scott was named Executive Vice President of the Broadband Division. Effective March 7, 2005, Mr. Scott was appointed to the position of Executive Vice President and General Manager of the Broadband Division. Prior to joining CSG, Mr. Scott served in a variety of management positions both domestically and internationally with FDC for 21 years. Mr. Scott holds a BA degree in Social Studies from Florida Atlantic University.

John “Hank” Bonde

Executive Vice President and President of the GSS Division

Mr. Bonde, 60, joined CSG in January of 2005 as President and Chief Operating Officer. Effective March 7, 2005, Mr. Bonde was removed from these positions and was then elected as Executive Vice President of CSG and appointed to the position of President of the GSS Division. Prior to joining CSG, Mr. Bonde was Chief Executive Officer of Centerpost Corporation from 2003 to 2004. Prior to that, from 2001 to 2003, he was Chief Operating Officer for JD Edwards, an enterprise software company with nearly $1 billion in revenue and 5,000 employees worldwide. In addition, Mr. Bonde’s experience includes nine years with BellSouth Cellular, running at that time the largest local cellular phone company in the U.S., Los Angeles Cellular Telephone. Mr. Bonde also held a number of sales marketing and business development positions within IBM’s Information Systems group, including significant experience in the Asia-Pacific region. Mr. Bonde holds a MS in Business from Columbia University and a BS degree in Economics from City University in New York City.

Board of Directors of the Registrant

Effective March 7, 2005, our Board of Directors increased the number of directors of our company from six to seven by adding a second Class I director and elected Mr. Nafus to fill such additional director position.

Information related to our Board of Directors is provided below.

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

Neal C. Hansen

Chairman and Chief Executive Officer

CSG Systems International, Inc.

Neal Hansen’s biographical information is included in “Executive Officers of the Registrant” shown directly above.

Edward C. Nafus

Executive Vice President and President of the Broadband Division

CSG Systems International, Inc.

Ed Nafus’ biographical information is included in “Executive Officers of the Registrant” shown directly above.

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

Bernard W. Reznicek

President and CEO

Premier Enterprises, Inc.

Bernard W. Reznicek currently provides consulting services with Premier Enterprises. Mr. Reznicek previously was National Director of Special Markets for Central States Indemnity, a Berkshire Hathaway Company. He has forty years of experience in the electric utility industry having served as Chairman, President, and Chief Executive Officer of Boston Edison Company, and President and Chief Executive Officer of Omaha Public Power in Omaha, Nebraska. Mr. Reznicek also serves on the boards of Pulte Homes, Inc. and Central States Indemnity. State Street Corporation, MidAmerican Energy, and Guarantee Life Insurance Company were former board assignments. Mr. Reznicek earned a MBA from the University of Nebraska at Lincoln and a BS degree in Business Administration with a major in Accounting from Creighton University in Omaha, Nebraska.

Frank V. Sica

Senior Advisor

Soros Funds Management

Frank V. Sica is Senior Advisor to Soros Funds Management. Prior to this, Mr. Sica was Managing Partner for Soros Private Funds Management and helped to oversee the Quantum Realty Partners operations. Before joining Soros, Mr. Sica was Managing Director and Cohead of Merchant Banking at Morgan Stanley Dean Witter & Co. He also served as an Officer in the U.S. Air Force. Mr. Sica is also a director of Emmis Broadcasting, Jet Blue Airways, Kohl’s Corporation, and Onvoy, Inc. Mr. Sica is also a trustee of Wesleyan University and the Village of Bronxville, New York. Altrio, Inc. was a former board assignment. Mr. Sica earned a MBA from the Amos Tuck School of Business at Dartmouth College and a BA in Biology from Wesleyan University in Middletown, Connecticut.

Donald V. Smith

Senior Managing Director

Houlihan Lokey Howard & Zukin

Donald V. Smith is Senior Managing Director in charge of the New York office of Houlihan Lokey Howard & Zukin, an international investment bank, and serves on its board of directors. Prior to this, Mr. Smith headed valuation and reorganization services for Morgan Stanley & Co, where he was responsible for fairness, valuation, litigation, restructuring, and acquisition assignments. Mr. Smith also serves on the charitable board of trustees for the Princeton Healthcare System Foundation. He served over five years as a Naval Officer. Mr. Smith earned a MBA from the University of Pennsylvania’s Wharton School and a BS from the U.S. Naval Academy.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq National Market (“NASDAQ/NMS”) under the symbol “CSGS”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ/NMS.

	High	Low
2004
First quarter	$17.70	$12.56
Second quarter	21.22	15.85
Third quarter	20.98	14.02
Fourth quarter	19.22	14.57

	High	Low
2003
First quarter	$15.68	$8.15
Second quarter	14.63	8.31
Third quarter	17.29	12.53
Fourth quarter	15.95	8.69

On March 10, 2005, the last sale price of our common stock as reported by NASDAQ/NMS was $16.20 per share. On January 31, 2005, the number of holders of record of common stock was 283.

Dividends

We have not declared or paid cash dividends on our common stock since our incorporation. We did, however, complete a two-for-one stock split, effected in the form of a stock dividend, in March 1999. We intend to retain any earnings to finance the growth and development of our business, and at this time, we do not plan to pay cash dividends in the foreseeable future. Our revolving credit facility contains certain restrictions on the payment of dividends. See Note 7 to our Consolidated Financial Statements for additional discussion of our revolving credit facility.

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,137,244	$20.42	6,205,735
Equity compensation plan not approved by security holders	890,414	15.21	524,221

Total	2,027,658	$18.13	6,729,956

Of the total number of securities remaining available for future issuance, 6,238,057 shares can be used for various types of stock-based awards, as specified in the individual plans, with the remaining 491,899 shares to be used for our employee stock purchase plan. See Note 14 to our Consolidated Financial Statements for additional discussion of our stock incentive plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of company common stock made during the three months ended December 31, 2004 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs[1]
October 1—October 31	—	—	—	5,678,408
November 1—November 30	—	—	—	5,678,408
December 1—December 31	131,702	$17.92	—	5,678,408

Total	131,702	$17.92	—

[1]	In August 1999, our Board of Directors approved a stock repurchase program which authorized us to purchase up to a total of five million shares of our common stock from time-to-time as business conditions warrant. In September 2001, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of ten million shares. Effective June 2, 2004, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of 15 million shares. The stock repurchase program does not have an expiration date.
[2]	The total number of shares purchased that are not part of the stock repurchase program represents shares purchased and cancelled in connection with minimum tax withholdings for employees as the result of the vesting of restricted stock under our stock-based compensation plans.

Item 6.    Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Consolidated Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Company(1)
	Year Ended December 31,
	2004(4)	2003(4)	2002(4)	2001	2000
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues:
Processing and related services(2)	$327,094	$342,385	$373,033	$339,258	$294,809
Software	34,915	41,431	68,376	72,350	70,378
Maintenance(2)	97,647	93,564	89,075	15,808	13,971
Professional services	70,090	67,959	80,448	49,492	19,737

Subtotal	529,746	545,339	610,932	476,908	398,895

Charge for arbitration ruling attributable to periods prior to July 1, 2003(2)	—	(105,679)	—	—	—

Total revenues, net	529,746	439,660	610,932	476,908	398,895

Cost of revenues(6):
Cost of processing and related services	147,789	141,242	141,069	121,983	107,022
Cost of software and maintenance	66,394	72,703	57,580	32,674	36,408
Cost of professional services	62,993	63,910	64,343	21,358	8,107

Total cost of revenues	277,176	277,855	262,992	176,015	151,537

Gross margin (exclusive of depreciation)	252,570	161,805	347,940	300,893	247,358

Operating expenses(6):
Research and development	59,022	62,924	73,674	52,223	42,338
Selling, general and administrative(7)	90,416	109,214	111,592	52,149	47,661
Depreciation	15,091	17,378	18,839	14,546	12,077
Restructuring charges(5)	2,694	11,850	12,721	—	—
Kenan Business acquisition-related expenses(4)	—	—	29,957	—	—

Total operating expenses	167,223	201,366	246,783	118,918	102,076

Operating income (loss)	85,347	(39,561)	101,157	181,975	145,282

Other income (expense):
Interest expense	(10,334)	(14,717)	(14,033)	(3,038)	(5,808)
Write-off of deferred financing costs(8)	(6,569)	—	—	—	—
Interest and investment income, net	1,850	1,437	1,906	4,466	5,761
Other	(1,088)	4,381	(1,486)	39	(32)

Total other	(16,141)	(8,899)	(13,613)	1,467	(79)

Income (loss) before income taxes	69,206	(48,460)	87,544	183,442	145,203
Income tax (provision) benefit(2)(9)	(22,022)	22,183	(42,926)	(69,521)	(54,734)

Net income (loss)	$47,184	$(26,277)	$44,618	$113,921	$90,469

Diluted net income (loss) per common share(3):
Net income (loss) available to common stockholders	$0.92	$(0.51)	$0.85	$2.08	$1.60

Weighted-average diluted common shares	51,223	51,432	52,525	54,639	56,680

Other Data (at Period End):
Number of Broadband Division clients’ customers processed(2)	43,472	44,148	45,816	43,283	35,808

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments	$157,478	$105,397	$95,437	$83,599	$43,733
Working capital(2)	172,675	69,642	119,782	80,789	81,317
Total assets	710,407	724,775	731,317	374,046	332,089
Total debt(8)	230,000	228,925	270,000	31,500	58,256
Total treasury stock(3)	224,008	171,111	186,045	180,958	71,497
Stockholders’ equity	308,070	290,785	282,105	250,048	191,169

(1)	During 1997, we purchased certain software technology assets from TCI and simultaneously entered into the Master Subscriber Agreement with TCI to consolidate all TCI customers onto our customer care and billing system. In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne, and consolidated the merged operations into AT&T Broadband. On November 18, 2002, Comcast completed its merger with AT&T, and under Comcast’s ownership, we continued to service the former AT&T operations under the terms of the Master Subscriber Agreement, as modified by the Comcast arbitration ruling in October 2003. In March 2004, we signed a new contract with Comcast that supersedes the former Comcast Master Subscriber Agreement and expires December 31, 2008. The total amount paid to TCI in 1997 was approximately $159 million, with approximately $105 million assigned to purchased in-process research and development assets that were charged to expense at the date of acquisition, with the remaining amount allocated primarily to the Master Subscriber Agreement, which is now being amortized ratably over the life of the new Comcast contract. We financed this transaction with a $150 million term credit facility, of which $27.5 million was used to retire our previously outstanding debt. See MD&A for additional discussion of our business relationship with Comcast.
(2)	During 2003, we recorded a $119.6 million charge to revenue related to the Comcast arbitration ruling award. The award was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Of the $13.9 million attributable to the third quarter, we attributed $13.5 million to processing revenues, and the remaining $0.4 million to software maintenance revenues. As a result of the Comcast arbitration award, we were in a net operating loss position for the year, and recorded an income tax benefit of $22.2 million. During the fourth quarter of 2003, we paid Comcast $94.4 million of the arbitration award and in January 2004, we paid the remaining $25.2 million. Additionally, as a result of the arbitration ruling, Comcast customer accounts began being measured differently in October 2003, which resulted in a reduction in the total number of clients’ customers processed.
(3)	In August 1999, our Board of Directors approved a stock repurchase program which authorized us to purchase shares of our common stock from time-to-time as business conditions warrant. During the years ended December 31, 2004, 2003, 2002, 2001 and 2000, we repurchased 3.0 million, zero, 1.6 million, 3.0 million, and 1.1 million shares, respectively. As of December 31, 2004, 5.7 million shares of the 15.0 million shares authorized under the program remain available for repurchase.
(4)	On February 28, 2002, we acquired the Kenan Business from Lucent for approximately $256 million in cash. The Kenan Business acquisition has had a significant impact on our results of operations and on our financial position. See Note 3 to our Consolidated Financial Statements and MD&A for a discussion of the acquisition and its impact on our Consolidated Financial Statements, including information regarding the intangible assets recorded from the acquisition and their related periodic amortization, and the Kenan Business acquisition-related expenses. We financed the acquisition with a $300 million term credit facility, of which $31.5 million was used to retire our previously outstanding debt. See Note 7 to our Consolidated Financial Statements for additional discussion of our long-term debt.
(5)	Beginning in the third quarter of 2002 and continuing through 2004, we implemented several cost reduction initiatives and recorded restructuring charges of $2.7 million, $11.9 million and $12.7 million, respectively, for the years ended December 31, 2004, 2003 and 2002. See Note 8 to our Consolidated Financial Statements and MD&A for additional discussion of the restructuring charges.
(6)	In 2003, we adopted the fair value method of accounting for our stock-based awards under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the prospective method of transition as outlined in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123” (“SFAS 148”). In addition, we completed our exchange of certain stock options for restricted stock (also referred to by us as our “tender offer”) in December 2003. As a result, our stock-based compensation expense is significantly higher in 2004 when compared to 2003 and 2002. Total stock-based compensation expense recognized during 2004, 2003 and 2002 was $14.9 million, $5.6 million, and $1.4 million, respectively. See Notes 2 and 14 to our Consolidated Financial Statements for additional discussion of these matters.
(7)	Following the provisions of Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets,” we ceased amortizing goodwill as of December 31, 2001, and never amortized goodwill that was acquired in business combinations for which the acquisition date was after June 30, 2001. Instead, goodwill is reviewed annually for impairment. The adoption of this pronouncement did not result in a material difference in amortization between periods, as amortization related to goodwill was $0.6 million per year for 2000 and 2001.
(8)	In June 2004, we completed an offering of $230 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. We used the proceeds, along with available cash, cash equivalents and short-term investments to: (i) repay the outstanding balance of $198.9 million and terminate our existing credit facility; (ii) repurchase 2.1 million of shares of our common stock; and (iii) pay debt issuance costs of $7.2 million. As a result, we wrote off unamortized deferred financing costs attributable to the terminated credit facility of $6.6 million. See Note 7 to our Consolidated Financial Statements for additional discussion of this offering.
(9)	Our effective income tax rates for 2004, 2003, 2002, 2001, and 2000 were approximately 32%, 46%, 49%, 38% and 38%, respectively. The deviations from our historical rate of 38% experienced in 2001 and 2002 are as follows:
•	For 2002, our effective income tax rate was impacted by acquisitions and the international expansion of our business, primarily as a result of the Kenan Business acquisition (see Note 4 above).
•	For 2003, our effective income tax rate was impacted primarily by our net operating loss position resulting from the $119.6 million Comcast arbitration charge (see Note 2 above).
•	For 2004, our effective income tax rate was impacted by the completion and resolution of certain tax matters in foreign jurisdictions.

See Note 9 to our Consolidated Financial Statements for additional information regarding our effective income tax rates.

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

Market Conditions of the Global Telecommunications Industry

Since the vast majority of our clients operate within this industry sector, the economic state of this industry directly impacts our business. During the time period from early 2001 through 2003, the economic state of the global telecommunications industry deteriorated, resulting primarily from a general global economic downturn, network and plant overcapacity, and mounting debt combined with limited availability of capital. This downward trend continued into 2004, however to a much lesser degree than previous years. During this time frame, many companies operating within this industry publicly reported decreased revenues and earnings, and several companies filed for bankruptcy protection. Most telecommunications companies reduced their operating costs and capital expenditures to cope with the market conditions during these times. This resulted in a decrease in spending on business support and operation support systems aimed at helping service providers manage the increasing complexity and cost of managing the interaction between communications companies and their customers, which resulted in a decrease in demand for our customer care and billing products and services. As of the end of 2004, we believe the market has stabilized. In addition, we believe the improved operating results and financial condition of many service providers are beginning to provide signs of economic improvement within this industry sector.

In addition, increased competition from non-traditional telecommunication providers has accelerated the rollout of new products and services and increased the focus on customer retention. Consolidation within the industry continues, driving providers to look for additional means for leveraging their existing networks and workforce and reducing their costs. All these events, we believe, will drive a need for scalable, flexible solutions, resulting in an improved growth outlook for the customer care and billing industry.

Although we see improvements in the industry as noted above, we continue to be cautiously optimistic in our outlook, as our ability to increase our revenues and improve our operating performance is highly dependent upon the pace at which the market recovers, the spending patterns of our client base, and ultimately, our success in developing and selling new products and services to new and existing clients.

Management Overview

The Company.    We are a global leader in next-generation billing and customer care solutions for the cable television, direct broadcast satellite, advanced IP services, next-generation mobile, and fixed wireline markets. Our combination of proven and future-ready solutions, delivered in both outsourced and licensed formats, enable our clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. We are a S&P Midcap 400 company. We serve our clients through two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”). See the “Business” section of this document for a full description of our operating segments and the markets they serve.

The key performance metrics for our company are summarized as follows:

•	Our total consolidated revenues for 2004 increased $90.1 million, or 20.5%, to $529.7 million, when compared to $439.7 million for 2003. The increase between years relates primarily to the 2003 Comcast arbitration ruling. Revenues for 2003 include a $119.6 million charge to (i.e., a reduction in) revenue related to the Comcast arbitration ruling.

•	Our total consolidated operating expenses for 2004 decreased approximately $35 million, or 7%, to $444.4 million, when compared to $479.2 million for 2003. The decrease between years relates primarily to the cost reduction initiatives implemented during 2003. The cost reduction initiatives were primarily in response to the lower expected revenues from Comcast as a result of the arbitration ruling referenced above.

•	Our net income per diluted share for 2004 was $0.92, compared to a net loss per diluted share of ($0.51) for 2003. The substantial increase between years relates to the improvement in both revenues and expenses between years, as discussed above.

•	For 2004, stock-based compensation expense was $14.9 million, depreciation expense was $15.1 million, and amortization of intangible assets was $27.3 million. These non-cash charges totaled $57.3 million, or approximately $0.76 per diluted share.

•	Our effective income tax rate for 2004 was approximately 32%, which is substantially less than our historical rates, primarily due to favorable resolution of certain tax matters in foreign jurisdictions during 2004. We expect our effective income tax rate for 2005 to range between 38% to 40%.

•	We continue to generate strong cash flows as a result of our profitable operations and through our effective management of working capital items, in particular, our accounts receivable. During 2004, we generated $119.3 million of cash flow from operating activities, which included approximately $10 million of favorable changes in working capital related to the Comcast arbitration. We ended the year at $157.5 million of cash and short-term investments, compared to $105.4 million as of December 31, 2003.

Other key events for our company are as follows:

•	We made the following changes to our executive management team during 2004:

•	During the second quarter of 2004, Jack Pogge, our then President and Chief Operating Officer, ended his employment with our company to coincide with our annual meeting of stockholders. Additionally, William Fisher, our then President of our GSS Division, announced that he was resigning from our company effective September 30, 2004. During the second quarter of 2004, we recorded expense of $2.5 million related to these executive management departures in accordance with the terms of their employment agreements. This expense is included in SG&A expense in the accompanying Consolidated Statements of Operations, and is included in corporate overhead costs in our segment results.

•

During the fourth quarter of 2004, Neal Hansen, our current Chairman of the Board of Directors and Chief Executive Officer, announced his intention to retire from our company as of June 30, 2005. In conjunction with this announcement, we entered into the Fifth Amendment to Employment Agreement with Neal C. Hansen, dated December 20, 2004 (the “Fifth Amendment”). Under the Fifth Amendment, Mr. Hansen will receive a severance payment of $1.5 million and additional cash payments of $8.1 million related to his retirement package (total of $9.6 million), which are scheduled to be paid as follows: (i) $5.6 million on January 2, 2006; and (ii) two equal installments of $2.0 million each on July 1, 2006 and January 2, 2007. We will record expense of $9.0 million related to this retirement package over Mr. Hansen’s remaining service period, which began in December 2004 and ends upon his retirement on June 30, 2005. Approximately $0.5 million of this expense was recorded in the fourth quarter of 2004, and approximately $8.5 million will be recorded in the first half of 2005. The remainder of the expense will be recorded over the period from the retirement date through the final payment date of January 2007. This expense is being reflected as SG&A expense in the accompanying Consolidated Statements of Operations, and is included in corporate overhead costs in our segment results. See our Form 8-K filed on December 23, 2004 for a more detailed discussion of this matter.

•	During the fourth quarter of 2004 we announced: (i) the promotion of Alan Michels to Executive Vice President of the GSS Division; (ii) the promotion of Robert M. Scott to Executive Vice President of Development, Delivery and Operations for the Broadband Division; and (iii) the hiring of John “Hank” Bonde as our new President and Chief Operating Officer. Mr. Bonde’s employment with our company began in January 2005. See our Form 8-Ks filed December 10, 2004, December 17, 2004, December 23, 2004 for a more detailed discussion of these matters.

•	On March 6, 2005, our Board of Directors made certain changes to our executive management team as follows:

•	Effective March 31, 2005, Mr. Hansen will resign as our Chief Executive Officer. Mr. Hansen will continue in his role as Chairman of the Board of Directors until his previously announced retirement date of June 30, 2005, at which time he will resign as Chairman. Mr. Hansen will remain on the Board of Directors through his current term which ends in 2006. In conjunction with Mr. Hansen’s change in employment duties effective March 31, 2005, we entered into the Sixth Amendment to Employment Agreement with Neal C. Hansen, dated March 8, 2005 (the “Sixth Amendment”). The consideration to be paid to Mr. Hansen (i.e., the $9.6 million discussed above) is not expected to change from that previously agreed to in the Fifth Amendment. The anticipated accounting treatment (as discussed above) for the $9.6 million to be paid to Mr. Hansen is not expected to be affected by the Sixth Amendment. See our Form 8-K filed March 10, 2005 for more details of Mr. Hansen’s employment arrangement with us.

•	Effective April 1, 2005, Edward C. Nafus, our current President of the Broadband Division, will assume the position of Chief Executive Officer and President of our company. In addition, effective March 7, 2005, Mr. Nafus was added to our Board of Directors. See our Form 8-K filed March 10, 2005 for more details of Mr. Nafus’ employment arrangement with us.

•	Effective March 7, 2005, Mr. Bonde, was removed from his current position as President and Chief Operating Officer and was then elected as Executive Vice President of our company and appointed to the position of President of our GSS Division.

•	Effective March 7, 2005, Mr. Scott, was appointed to the position of Executive Vice President and General Manager of the Broadband Division.

•	During 2004, we made the following changes to our capital structure:

•	During the second quarter of 2004, we completed an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 (the “Convertible Debt Securities”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The proceeds of the offering were used primarily to retire our previously outstanding bank credit facility.

•	During the third quarter of 2004, we entered into a five-year, $100 million revolving credit facility with a syndicate of U.S. financial institutions (the “2004 Revolving Credit Facility”) which provides us with additional financial flexibility and liquidity. The 2004 Revolving Credit Facility allows us to have opportunistic capital available as we manage and grow our business. We have not drawn on the revolver to date.

•

During the fourth quarter of 2004, the final consensus decision reached by the Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) on Issue No. 04-8 became effective. This new accounting rule changed the manner in which contingent convertible instruments are treated for purposes of determining diluted earnings per share. On December 15, 2004, we made an irrevocable election to settle the $230 million principal portion of our Convertible Debt Securities in cash upon conversion. We retained the right to settle any conversion premium in excess of the principal amount in cash, or in our common stock, or a combination of the two.

•	During the first half of 2004, we substantially completed our cost reduction initiative that began in the fourth quarter of 2003 as a result of the expected reduction in revenues resulting from the Comcast arbitration ruling. The 2004 cost savings from this initiative were targeted to be approximately $30 million, when compared to the third quarter 2003 annualized operating expense run rate. Our substantial improvement in operating expenses between 2004 and 2003 is evidence of our success on this initiative. See Note 8 to our Consolidated Financial Statements for additional discussion of our restructuring activities.

•	During the second quarter of 2004, our Board of Directors increased the number of shares we are authorized to repurchase under our stock repurchase program by five million, to a total of 15.0 million shares. During 2004, we purchased approximately 3 million shares under the guidelines of our stock repurchase program for approximately $53 million (weighted-average price of $17.73 per share).

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

The North American broadband industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers. Consistent with this market concentration, a large percentage of our Broadband Division’s revenues are generated from a limited number of clients. The Broadband Division’s and our company’s two largest clients (in order of size) are Comcast Corporation (“Comcast”) and Echostar Communications (“Echostar”).

The key performance metrics for the Broadband Division are summarized as follows:

•	Revenues increased from $258.7 million in 2003 to $348.4 million in 2004. The change between years relates primarily to the 2003 Comcast arbitration ruling. Revenues for 2003 include a $119.6 million charge to (i.e., reduction in) revenue related to the Comcast arbitration ruling, of which $13.9 million was attributed to the third quarter of 2003 revenues, with the remaining $105.7 attributed to revenues for periods prior to July 1, 2003. In addition to the payment of the arbitration award, the arbitration ruling also required that we invoice Comcast for lower fees under the most favored nations (“MFN”) clause of the Comcast Master Subscriber Agreement beginning in October 2003. This had the effect of reducing quarterly revenues from Comcast by approximately $13-14 million ($52-56 million annually), when compared to amounts prior to the arbitration ruling. In the first quarter of 2004, we signed a new contract with Comcast, which superseded the former Comcast Master Subscriber Agreement. The pricing inherent in the new contract was consistent with that of the arbitration ruling in October 2003.

•	Segment operating expenses for 2004 totaled $206.9 million, compared to 2003 segment operating expenses of $211.1 million, a 2.0% decrease. The decrease between years relates primarily to the cost reduction initiatives implemented during 2003.

•	Segment contribution margin increased from $47.6 million in 2003 to $141.6 million in 2004. The increase relates primarily to the increase in revenues between periods, as discussed above. Non-cash charges for 2004 that are included in the determination of contribution margin are stock-based compensation expense of $4.3 million, depreciation expense of $6.8 million, and amortization of intangible assets of $11.4 million, for total non-cash charges of $22.5 million for 2004.

•	Total domestic customer accounts processed on our system as of December 31, 2004 were 43.5 million, compared to 44.1 million as of December 31, 2003. The consolidated ARPU for 2004 was $7.46 compared to $7.58 for 2003.

Other key events for the Broadband Division are as follows:

•	The Broadband Division executed the following key contracts in 2004:

•	During the first quarter of 2004: (i) we signed a new customer care and billing contract with Comcast, our largest client. Under the new agreement, we expect to continue to support at least a portion of Comcast’s video and high-speed Internet customers at least through December 31, 2008; (ii) we extended our customer care and billing contract with Echostar, our second largest client through March 1, 2006; and (iii) we extended our statement processing agreement with Cox Communications for a substantial percentage of its customer base through December 31, 2008.

•	During the second quarter of 2004, we signed a new five-year customer care and billing services contract with Adelphia Communications (“Adelphia”), which includes services related to Adelphia’s delivery of Voice over IP services. The Adelphia services contract was subject to bankruptcy court approval, which was received during the second quarter of 2004. In conjunction with signing of this new contract, we sold, without recourse, $8.0 million of Adelphia pre-bankruptcy accounts receivable to an independent third party for $6.3 million. After taking into consideration the amounts of our allowance for doubtful accounts and deferred revenues related to this matter, this transaction resulted in $3.5 million of earnings benefit in 2004, with $1.3 million recorded as processing revenues (primarily for services performed prior to the bankruptcy filing in June 2002) and $2.2 million as a reduction of bad debt expense.

It has been publicly reported that one of the possible bankruptcy strategies under consideration by Adelphia is to sell all or a portion of its assets. If a sale of the assets were to occur, it is unknown at this time as to what, if any, financial impact the sale would have to our business.

•	During 2004, the Broadband Division completed its significant architectural upgrade to CCS and related services and software products. The ACP project was initiated in 2002 and will be the Broadband Division’s next generation product offering. To date, we have successfully migrated approximately one-fourth of the customer accounts processed on our system to this new platform, and we expect to migrate a substantial number of additional customer accounts to this platform during 2005. See the “Business” section for additional discussion of this effort.

•	During 2004, the Broadband Division participated in planning, testing, trials and rollouts of Voice over IP services with the majority of its clients. In January 2005, we signed an agreement to provide Voice over IP services to all of Comcast’s customers processed on our system, which is approximately two-thirds of Comcast’s total customer base.

•	The Broadband Division has no material client contracts up for renewal during 2005.

GSS Division.    The GSS Division is a global provider of convergent billing and customer care software and services that enables telecommunications service providers to bill their customers for existing and next-generation services, including mobile, Internet, wireline, cable television, and satellite.

The GSS Division’s revenues consist of software license and maintenance revenues, and various professional and consulting services related to its software products (principally implementation services). The market for the GSS Division’s products and services is highly competitive, resulting in significant pricing pressures for both new and existing client purchases. For 2004, approximately 77% of the GSS Division’s revenues were generated outside the U.S., as compared to 78% for 2003.

The key performance metrics for GSS Division are summarized as follows:

•	Revenues remained relatively consistent between years, increasing from $181.0 million in 2003 to $181.3 million in 2004.

•	Segment operating expenses for 2004 totaled $173.7 million, compared to 2003 segment operating expenses of $190.2 million, an 8.6% decrease. The decrease between years relates primarily to the cost reduction initiatives implemented during 2003.

•	Segment contribution margin increased from a loss of ($9.2) million in 2003 to $7.6 million in 2004, a $16.8 million increase. The increase in the contribution margin between years relates primarily to lower segment operating expenses, as discussed above. Non-cash charges for 2004 that are included in the determination of contribution margin are stock-based compensation expense of $3.2 million, depreciation expense of $4.6 million, and amortization of intangible assets of $14.2 million, for total non-cash expenses of $22.0 million for 2004.

Other key events for the GSS Division are as follows:

•	We continued our successful rollout of the Kenan FX business framework since its introduction into the market in late 2003. We currently have a total of 24 Kenan FX clients.

•	The GSS Division expanded its relationships with existing clients, as well as added new clients, in every geographical region this year, including: (i) British Telecommunications, Britain’s largest telecommunications provider; (ii) BSNL, India’s leading wireless provider; (iii) Embratel, one of Brazil’s largest telecommunications providers; (iv) CANTV, one of Venezuela’s largest telecommunications providers; (v) Level 3, an international communications and information services company; and (vi) CTBC, a leading convergent services provider in Brazil. Additionally, we were successful in gaining new business in the fast-growing Chinese telecommunications market by signing agreements to service Beijing Telecom, Sichuan Telecom, Shanghai Telecom, and Zheijang Telecom, all wholly-owned subsidiaries of China Telecom.

•	Frost & Sullivan, an independent industry analyst, honored CSG with its Product Leadership Award.

Significant Client Relationships

Comcast

Background.    Comcast is our largest client. During 2004, revenues from Comcast represented approximately 16% of our total consolidated revenues. We expect that the percentage of our total consolidated revenues in 2005 related to Comcast will represent a percentage comparable to that of 2004.

Arbitration Resolution.    During 2002 and 2003, we were involved in various legal proceedings with Comcast, consisting principally of arbitration proceedings related to the Comcast Master Subscriber Agreement. In October 2003, we received the final ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by us to Comcast. The award was based on the arbitrator’s determination that we had violated the MFN clause of the Comcast Master Subscriber Agreement. We recorded the full impact from the arbitration ruling in the third quarter of 2003 as a charge to the Broadband Division’s revenues. As specified in the arbitration ruling, the $119.6 million was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Of the $13.9 million attributable to the third quarter of 2003, $13.5 million was attributed to processing revenues, and $0.4 million was attributed to maintenance revenues. In the fourth quarter of 2003, we paid approximately $95 million of the arbitration award to Comcast, and in January 2004, we paid the remaining portion of the arbitration award of approximately $25 million. In addition to the arbitration award, we paid to Comcast interest of $1.1 million, of which $0.1 million was reflected as interest expense in the first quarter of 2004.

In addition to the arbitration award mentioned above, the arbitration ruling also required that we invoice Comcast for lower fees under the MFN clause of the Master Subscriber Agreement beginning in October 2003. This had the effect of reducing quarterly revenues from Comcast by approximately $13-14 million ($52-56 million annually), when compared to amounts prior to the arbitration ruling.

Signing of New Comcast Contract.    In March 2004, we signed a new contract with Comcast (the “Comcast Contract”). The Comcast Contract superseded the former Comcast Master Subscriber Agreement that was set to expire at the end of 2012. Under the new agreement, we expect to continue to support Comcast’s video and high-

speed Internet customers at least through December 31, 2008. The pricing inherent in the Comcast Contract was consistent with that of the arbitration ruling in October 2003.

The Comcast Contract includes annual financial minimums for 2004, 2005 and 2006 of $85 million, $75 million and $60 million, respectively (total of $220 million). In addition, the Comcast Contract eliminated the exclusive right we had under our previous contract with Comcast to provide customer care and billing services for the entire 13 million AT&T Broadband customer base (acquired by Comcast in November 2002). Although the elimination of our exclusive rights to process these customers increases the risk of customer deconversions from our system, such risk is mitigated to a certain degree by the annual financial minimums. The Comcast Contract and related amendments are included in the exhibits to our periodic filings with the Securities and Exchange Commission (the “SEC”). The documents are available on the Internet and we encourage readers to review these documents for further details.

Impact of Comcast Contract on Client Contracts Intangible Asset.    We have a long-lived client contracts intangible asset related to our Comcast Contract that has a net carrying value as of December 31, 2004 of approximately $45 million. During the first quarter of 2004, we evaluated the carrying value of this intangible asset in light of the net cash flows expected to be generated from the Comcast Contract, and concluded that there was no impairment to this asset as a result of the new Comcast Contract. No events have occurred or additional facts have become available since that evaluation was performed that would cause us to change our first quarter of 2004 conclusion. However, as a result of the shortened term of the Comcast Contract, effective in March 2004, we were required to accelerate the amortization of this intangible asset. Total amortization related to the Comcast Contract for 2004, 2003, and 2002 was $10.5 million, $5.7 million, and $5.6 million, respectively. Going forward, this amortization will be approximately $3 million per quarter through the end of the contract term of December 31, 2008. The amortization of the client contracts intangible asset is recorded as a reduction in processing revenues, as opposed to amortization expense, in the accompanying Consolidated Statements of Operations.

Echostar

Echostar is our second largest client. During 2004, revenues from Echostar represented approximately 14% of our total consolidated revenues. We expect that the percentage of our total consolidated revenues in 2005 related to Echostar will represent a percentage comparable to that of 2004. In February 2004, we extended our contract with Echostar through March 1, 2006. The Echostar Master Subscriber Agreement and related amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

Issuance of Convertible Debt Securities and Irrevocable Election to Settle Principal in Cash

In June 2004, we completed an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. We used the proceeds from the Convertible Debt Securities, along with available cash, cash equivalents and short-term investments, to: (i) repay the outstanding balance of $198.9 million and terminate our 2002 Credit Facility (our then-existing bank credit facility); (ii) repurchase 2.1 million shares of our common stock for $40.0 million (market price of $18.72 per share) from the initial purchasers of the Convertible Debt Securities; and (iii) pay debt issuance costs of approximately $7 million. As a result of the retirement of our existing debt, we wrote-off unamortized deferred financing costs attributable to the 2002 Credit Facility of $6.6 million during the second quarter of 2004. This write-off amount is reflected as a separate line item in the accompanying Consolidated Statements of Operations. See Note 7 to the Financials Statements for additional discussion of our Convertible Debt Securities.

We issued our Convertible Debt Securities to improve our underlying capital structure. We believe the Convertible Debt Securities provide the following primary benefits to our business:

•	The Convertible Debt Securities will reduce our debt service cost. Our previous bank credit facility, which was terminated concurrently with the initial issuances of the Convertible Debt Securities,

required principal payments through February 2008. There are no scheduled principal payments for the Convertible Debt Securities until their maturity in 2024, and absent a change in control, the Convertible Debt Securities are not subject to redemption at the option of the holders until 2011. In addition, because of the convertibility feature of the Convertible Debt Securities, we were able to issue the Convertible Debt Securities at a lower fixed interest rate than we would have otherwise paid on senior subordinated debt with a similar maturity. Our previous bank credit facility had a floating interest rate, and at the time we issued the Convertible Debt Securities, had an effective interest cost (including deferred financing fees) of approximately 6% per annum. The Convertible Debt Securities have a fixed coupon rate of 2.5% per annum, and have an effective interest cost (including deferred financing fees) of approximately 3% per annum. The lower overall effective interest rate will significantly reduce our required interest payments.

•	The issuance of the Convertible Debt Securities allowed us to fully repay and terminate our outstanding indebtedness under our previous bank credit facility, which was senior to the Convertible Debt Securities with an earlier maturity date and had restrictive covenants, which limited our flexibility in operating our business. The Convertible Debt Securities do not have similar restrictive covenants.

•	The Convertible Debt Securities were structured as contingent convertible securities, meaning that holders are only permitted to convert their Convertible Debt Securities upon specified contingencies. Under the then-existing application of generally accepted accounting principles at the time of the original issuance of the Convertible Debt Securities, the potential dilutive impact of issuing common stock upon conversion of the Convertible Debt Securities would be excluded from the computation of diluted earnings per share until one of the specified contingencies to conversion had been met, and would be included in the computation of diluted earnings per share only for the periods in which the Convertible Debt Securities would be convertible under one of the specified contingencies to conversion. However, as described in the following paragraph, the accounting rules for determining the potential dilutive effect of contingent convertible debt securities were changed subsequent to the issuance of our Convertible Debt Securities.

In addition, as discussed in Note 9 to the Financial Statements, we derive an income tax benefit related to the Convertible Debt Securities. This benefit does not impact our overall effective income tax rate, but does have the effect of lowering our U.S. federal income tax payments.

In the third quarter of 2004, the EITF reached a final consensus decision on Issue No. EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. The EITF’s consensus decision, which became effective in the fourth quarter of 2004, states that shares to be potentially issued under contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether any of the contingent conversion features have been met. Our Convertible Debt Securities are subject to the provisions of EITF 04-8, and as a result, we adopted EITF 04-8 during the fourth quarter of 2004. In conjunction with our adoption of this new accounting pronouncement, on December 15, 2004, we exercised an irrevocable election to settle the $230 million principal portion of our Convertible Debt Securities in cash upon conversion. After such election, we may still satisfy our conversion obligation, to the extent it exceeds the principal amount, in our common stock, cash or any combination of our common stock and cash.

This irrevocable election reflects our confidence in the cash-generating capabilities of our business, and allows us to use a more favorable method for determining the potentially dilutive impact of our Convertible Debt Securities. After exercising the irrevocable election, we were able to achieve “Instrument C” status, as described in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, for our Convertible Debt Securities. Instrument C status allows us to calculate dilution related to our Convertible Debt Securities using the “treasury stock” method. Under the treasury stock method, we have no reduction in our previously reported earnings per diluted share in the second and third quarters of 2004 (due to the adoption of EITF 04-8), and experienced no dilution for the Convertible Debt Securities for the fourth quarter of 2004, as our average stock price did not exceed the current effective conversion price of $26.77 per share during these periods. In future periods, the Convertible Debt Securities will impact our diluted earnings per share calculation only in those periods in which our average stock price exceeds the current effective conversion price of $26.77 per share. If this irrevocable election would not have been made, we would have been required to use the “if converted” method in determining the potential dilution related to our Convertible Debt Securities, which would have resulted in additional earnings per share dilution of approximately 7% regardless of our stock price.

GSS Division Goodwill and Other Long-Lived Assets

As of December 31, 2004, there was approximately $28 million in net intangible assets (primarily software) and approximately $218 million of goodwill that was attributed to the GSS Division. We performed our annual GSS Division goodwill impairment test as of July 31, 2004, and also performed certain financial analyses of the GSS Division’s other long-lived intangible assets at that time as well, and concluded that no impairment of the GSS Division’s goodwill or other long-lived intangible assets had occurred at that time. As of December 31, 2004, we concluded that no events or changes in circumstances have occurred since that time to warrant an impairment assessment of the GSS Division’s goodwill and/or other long-lived intangible assets.

The GSS Division includes the assets from the Kenan Business, ICMS, Davinci, and plaNet acquisitions. Key drivers of the value assigned to these acquisitions are the global telecommunications industry client base and the software assets acquired. To date, the GSS Division has not achieved the financial performance that we had originally anticipated due to many factors, including the economic downturn experienced within the global telecommunications industry since we acquired these assets. Our current business plan anticipates substantial revenue and earnings growth for the GSS Division over the next several years. We will continue to monitor the carrying value of the GSS Division’s goodwill and other long-lived intangible assets as we execute on our business plan to achieve this revenue and earnings growth. We expect to perform the next GSS Division goodwill impairment test (our annual required test) in the third quarter of 2005, unless events occur which would require an analysis earlier than that date. If we fail to execute to our business plan (due to market conditions or other business reasons), and as a result, we materially revise our GSS financial projections, it is reasonably possible that a review for impairment of the GSS Division’s goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Stock-Based Compensation Expense

As discussed in greater detail in Note 2 to the Consolidated Financial Statements, in 2003 we adopted the fair value method of accounting for our stock-based awards under SFAS 123, using the prospective method of transition outlined in SFAS 148. In addition, we completed an exchange of certain stock options for restricted stock (also referred to by us as our “tender offer”) in December 2003. As a result, our stock-based compensation expense is significantly higher in 2004 when compared to 2003 and 2002. Stock-based compensation expense is included in the following statement of operations captions, and included in the various segment results, in the Consolidated Financial Statements (in thousands):

	Year Ended December 31,
	2004	2003	2002
Consolidated Statements of Operations:
Cost of processing and related services.	$2,737	$140	$—
Cost of software and maintenance	1,036	38	—
Cost of professional services	931	48	—
Research and development	1,798	88	—
Selling, general and administrative	8,384	5,245	1,413

Total stock-based compensation expense	$14,886	$5,559	$1,413

Segment Results:
Broadband Division	$4,347	$318	$—
GSS Division	3,181	222	—
Corporate	7,358	5,019	1,413

Total stock-based compensation expense	$14,886	$5,559	$1,413

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

We have identified the most critical accounting policies that affect our financial condition and results of operations. These critical accounting policies were determined by considering our accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) business restructurings; (v) loss contingencies; (vi) income taxes; (vii) business combinations and asset purchases; and (viii) capitalization of internal software development costs. These critical accounting policies, as well as our other significant accounting policies, are disclosed in the notes to our Consolidated Financial Statements.

Revenue Recognition.    Our revenue recognition policies that involve the most complex or subjective decisions or assessments that are material to our business include: (i) collectibility assessments; (ii) accounting for software arrangements; and (iii) the use of the percentage-of-completion (“POC”) and the proportional performance methods of accounting.

Collectibility Assessments.    Revenues are recognized only if we determine that the collection of the fees included in an arrangement is considered probable (i.e., we expect the client to pay all amounts in full when invoiced). In making our determination of collectibility for revenue recognition purposes, we consider a number of factors depending upon the specific aspects of an arrangement, which may include, but is not limited to, the following items: (i) an assessment of the client’s specific credit worthiness, evidenced by its current financial condition and/or recent operating results, credit ratings, and/or a bankruptcy filing status (as applicable); (ii) the client’s current accounts receivable status and/or its historical payment patterns with us (as applicable); (iii) the economic condition of the industry in which the client conducts the majority of its business; and/or (iv) the economic conditions and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business. The evaluation of these factors, and the ultimate determination of collectibility, requires significant judgments to be made by us. The judgments made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized.

Accounting for Software License Arrangements.    The accounting for software revenues, especially when software is sold in a multiple-element arrangement, is complex and requires judgment. Key factors considered in accounting for software and related services include: (i) the identification of the separate elements of the arrangement; (ii) the determination of whether any undelivered elements are essential to the functionality of the delivered elements; (iii) the assessment of whether our hosted service transactions meet the requirements of Emerging Issues Task Force Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” to be treated as a separate element to the arrangement; (iv) the determination of vendor-specific objective evidence of fair value for the various undelivered elements of the arrangement; (v) the assessment of whether the software fees are fixed or determinable; (vi) the determination as to whether the fees are considered collectible (as discussed above); (vii) the assessment of whether services included in the arrangement represent significant production, customization or modification of the software; and (viii) the period of time maintenance services are expected to be performed. The evaluation of these factors, and the ultimate revenue recognition decision, requires significant judgments to be made by us. The judgments made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized. In addition, because software licenses typically have little or no direct, incremental costs related to the recognition of the revenue, these judgments could also have a significant effect on our results of operations.

POC and Proportional Performance Methods of Accounting.    These methods of accounting relate primarily to our GSS Division. We utilize the POC method of accounting for certain revenue arrangements involving services that require significant production, modification or customization of our software. For other professional services arrangements, we use the proportional performance method of revenue recognition, which generally results in the recognition of a similar amount of revenue as the POC method. Under the POC/proportional performance methods of accounting, revenues are typically recognized as services are performed. We typically use hours performed on the project as the measure to determine the percentage of the work completed. Our use of the POC/proportional performance methods of accounting on a project requires estimates of the total project revenues, total project costs and the expected hours necessary to complete a project. Changes in estimates as a result of additional information or experience on a project as work progresses are inherent characteristics of the POC/proportional performance methods of accounting as we are exposed to various business risks in completing our projects. The estimation process to support the POC/proportional performance methods of accounting is more difficult for projects of greater length and/or complexity. Factors that increase the complexity of an implementation project are discussed in more detail in Exhibit 99.01 in this report. The judgments and estimates made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on a POC arrangement has occurred. For the years ended December 31, 2004, 2003 and 2002, approximately 25%, 21% and 27%, respectively, of the GSS Division’s total recognized revenues were accounted for using the POC/proportional performance methods of accounting. To mitigate the inherent risks in using the POC/proportional performance methods of accounting, we track our performance on projects and reevaluate the appropriateness of our estimates as part of our monthly accounting cycle.

Allowance for Doubtful Accounts Receivable.    We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) the economic condition of the industry in which the client conducts the majority of its business; (iv) the economic conditions and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business; and (v) a deterioration in a client’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. Our credit risk is heightened due to our concentration of clients within the global telecommunications industry, and the fact that a large percentage of our outstanding accounts receivable are further concentrated with a limited number of clients within the Broadband Division. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change significantly, an adjustment to the provision for doubtful account receivables may be necessary. Because of the overall significance of our gross billed account receivables balance ($146.9 million as of December 31, 2004), such an adjustment could be material.

Impairment Assessment of Long-Lived Assets.

Goodwill Impairment Assessment.    Goodwill is required to be tested for impairment on an annual basis. We have elected to do our annual test for possible impairment as of July 31 of each year. In addition to this annual requirement, goodwill is required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate a possible impairment may have occurred. Under the current accounting standard, goodwill is considered impaired if the carrying value of the reporting unit which includes the goodwill is greater than the estimated fair value of the reporting unit. If it is determined that an impairment has occurred, an impairment loss (equal to the excess of the carrying value of the goodwill over its estimated fair value) is recorded.

We utilize discounted cash flow models and relevant market information for comparable companies to determine fair value used in our goodwill impairment valuation. Our estimates of fair value are based upon various key assumptions such as: (i) projected future sales, which include assumptions around market penetration and growth, and the success of any new product and service offerings; (ii) the profitability of future operations; (iii) the appropriate discount rate; and (iv) the identification of comparable companies. These assumptions, by their nature, are subject to significant judgments. Changes to one of more of these assumptions could materially affect the determination of fair value which could result in a future impairment of goodwill.

Other Long-lived Assets.    Long-lived assets (e.g., intangible assets), other than goodwill, are required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate that a possible impairment of these assets may have occurred. Under the current accounting standard, a long-lived asset is impaired if estimated future undiscounted cash flows associated with that asset, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of estimated future cash flows and, if required, the determination of the fair value of a long-lived asset, are by their nature, highly subjective judgments. Changes to one of more of the assumptions utilized in such an analysis could materially affect our impairment conclusions for long-lived assets.

Business Restructuring.    We recorded restructuring charges during 2004, 2003 and 2002 related primarily to involuntary employee termination benefits and facilities abandonments. Our accounting for involuntary employee termination benefits generally does not require significant judgments, as we identify the specific individuals and their termination benefits in the early stages of the restructuring program, and the timing of the benefit payments is relatively short. Some judgment is needed in determining whether any legal exposure exists from the involuntary employee terminations, especially in certain foreign jurisdictions. The initial accounting for facilities abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of proceeds from any potential sublease arrangements for the abandoned facilities. We continually evaluate these assumptions, and adjust the related facility abandonment reserves based upon: (i) the signing of actual sublease arrangements related to the abandoned facilities; and (ii) revised assumptions, caused by changes in real estate market conditions, related to abandoned facilities where there are no signed sublease arrangements. As of December 31, 2004, the present value of the estimated proceeds from potential sublease arrangements (i.e., assumed proceeds from potential sublease agreements not covered by signed sublease arrangements) was approximately $8 million. Actual results that are significantly different from our expectations, as well as changes in our forward-looking assumptions, could materially affect our restructuring reserves.

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

Income Taxes.    We are required to estimate our income tax liability in each jurisdiction in which we operate, which includes both the U.S. (including both federal and state income taxes) and various foreign jurisdictions in which we conduct our business. Various judgments are required in evaluating our tax positions and determining our provisions for income taxes. During the ordinary course of our business, there are certain transactions and calculations for which the ultimate income tax determination is uncertain. In addition, we may be subject to examination of our income tax returns by various tax authorities, both domestically and internationally, which could result in adverse outcomes. For these reasons, we establish reserves for tax-related uncertainties based on estimates of whether additional taxes and interest may be due. We adjust these reserves based upon changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. Should any of the factors considered in determining the adequacy of any required reserves change significantly, an adjustment to the reserves may be necessary. Because of the potential significance of these issues, such an adjustment could be material.

This process requires us to estimate the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as purchased in-process R&D costs, for tax and accounting purposes. These temporary differences result in deferred income tax assets and liabilities in our Consolidated Financial Statements. We must then assess the likelihood that our net deferred income tax assets will be recovered primarily from future taxable income, and to the extent recovery is not likely, we must establish a valuation allowance. As of December 31, 2004, we had net deferred income tax assets of $44.8 million, relating primarily to our domestic operations, which represented approximately 6% of our total assets. Management believes that sufficient taxable income will be generated in the future to realize the benefit of our net deferred income tax assets. The assumption of future taxable income is, by its nature, subject to various estimates and highly subjective judgments.

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

We did not capitalize any internal software R&D costs, as discussed above, during the years ended December 31, 2004, 2003, or 2002. In addition, we do not have any capitalized internal software R&D costs included in our December 31, 2004 and 2003 Consolidated Balance Sheets. We believe that during these periods no material internal software R&D costs were required to be capitalized. Our conclusion is primarily based upon the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high-degree of development risk. Substantially all of our internal software R&D efforts are of this nature, and therefore, the Company believes the costs subject to capitalization during these periods were not material.

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2004		2003		2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Processing and related services	$327,094	61.8%	$342,385	77.9%	$373,033	61.0%
Software	34,915	6.6	41,431	9.4	68,376	11.2
Maintenance	97,647	18.4	93,564	21.3	89,075	14.6
Professional services	70,090	13.2	67,959	15.4	80,448	13.2

Subtotal	529,746	100.0	545,339	124.0	610,932	100.0

Charge for arbitration ruling attributable to periods prior to July 1, 2003	—	—	(105,679)	(24.0)	—	—

Total revenues, net	529,746	100.0	439,660	100.0	610,932	100.0

Cost of revenues:
Cost of processing and related services	147,789	27.9	141,242	32.1	141,069	23.1
Cost of software and maintenance	66,394	12.5	72,703	16.5	57,580	9.4
Cost of professional services	62,993	11.9	63,910	14.6	64,343	10.5

Total cost of revenues	277,176	52.3	277,855	63.2	262,992	43.0

Gross margin (exclusive of depreciation)	252,570	47.7	161,805	36.8	347,940	57.0

Operating expenses:
Research and development	59,022	11.1	62,924	14.3	73,674	12.1
Selling, general and administrative	90,416	17.1	109,214	24.8	111,592	18.2
Depreciation	15,091	2.8	17,378	4.0	18,839	3.1
Restructuring charges	2,694	0.5	11,850	2.7	12,721	2.1
Kenan Business acquistion-related charges	—	—	—	—	29,957	4.9

Total operating expenses	167,223	31.6	201,366	45.8	246,783	40.4

Operating income (loss)	85,347	16.1	(39,561)	(9.0)	101,157	16.6

Other income (expense):
Interest expense	(10,334)	(2.0)	(14,717)	(3.3)	(14,033)	(2.3)
Write-off of deferred financing costs	(6,569)	(1.2)	—	—	—	—
Interest and investment income, net	1,850	0.4	1,437	0.3	1,906	0.3
Other, net	(1,088)	(0.2)	4,381	1.0	(1,486)	(0.3)

Total other	(16,141)	(3.0)	(8,899)	(2.0)	(13,613)	(2.3)

Income (loss) before income taxes	69,206	13.1	(48,460)	(11.0)	87,544	14.3
Income tax (provision) benefit	(22,022)	(4.2)	22,183	5.0	(42,926)	(7.0)

Net income (loss)	$47,184	8.9%	$(26,277)	(6.0)%	$44,618	7.3%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Results of Operations—Consolidated Basis

Total Revenues.    Total revenues increased $90.1 million, or 20.5% to $529.7 million in 2004, from $439.7 million in 2003. The increase between periods is primarily due to the $105.7 million charge for the Comcast arbitration ruling attributable to periods prior to July 1, 2003 recorded in the third quarter of 2003, as discussed above.

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

The cost of processing and related services for 2004 increased 4.6% to $147.8 million, from $141.2 million for 2003. The increase between periods is primarily due to: (i) an increase in data processing costs, primarily due to greater processing requirements for ACP functionality, and an increase in the cumulative number of our clients’ customer accounts processed on our system throughout the year; and (ii) an increase in stock-based compensation expense (see above for a separate discussion of stock-based compensation). The benefits from the cost reduction initiative implemented in late 2003 was principally off set by an increase in labor-related costs primarily as a result of the merit wage increases in August 2004 and the increase in staff added in the latter part of 2004 to support the growth opportunities of our Voice over IP products and services and migration of clients to ACP.

Processing costs as a percentage of related processing revenues were 45.2% (gross margin of 54.8%) for 2004 compared to 41.3% (gross margin of 58.7%) for 2003. The decrease in processing gross margin and gross margin percentage was due primarily to the lower Comcast revenues in 2004, and an increase in cost of processing services, as discussed directly above. Our gross margin percentage for processing services for the fourth quarter of 2004 was approximately 51%.

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

The combined cost of software and maintenance for 2004 decreased 8.7% to $66.4 million, from $72.7 million for 2003. The decrease related primarily to a reduction in personnel and facility-related costs between periods, resulting primarily from our cost reduction initiatives. The cost of software and maintenance as a percentage of related revenues was 50.1% (gross margin of 49.9%) for 2004 as compared to 53.9% (gross margin of 46.1%) for 2003, with the change due primarily to the decrease in expenses. As discussed below, fluctuations in the gross margin for software and maintenance revenues are an inherent characteristic of software companies and are expected in future periods.

Cost of Professional Services.    The cost of professional services consists principally of: (i) our professional services organizations; (ii) subcontracted professional consultants; and (iii) facilities and infrastructure costs related to our professional services organizations.

The cost of professional services for 2004 decreased 1.4% to $63.0 million, from $63.9 million for 2003. The decrease related primarily to a reduction in personnel and facility-related costs between periods, resulting primarily from our cost reduction initiatives, offset to a certain degree by an increase in certain project-specific costs (e.g., contractors and subcontractor costs) and stock-based compensation expense. The cost of professional services as a percentage of related revenues was 89.9% (gross margin of 10.1%) for 2004, as compared to 94.0% (gross margin of 6.0%) for 2003. The increase in the gross margin percentages between periods is due in part to an increase in revenue. Additionally, the 2003 gross margin percentage was negatively impacted by the difficulties we experienced on the Proximus implementation project during 2003, to include recording a loss accrual of $1 million on such contract in the first quarter of 2003.

Gross Margin.    Revenues from software licenses, maintenance services and professional services make up approximately 40% of our total revenues. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, maintenance services, and perform professional services. Our quarterly revenues for software licenses, maintenance services and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and the delivery of contracted services or products. See Exhibit 99.01 for additional discussion of factors that may cause fluctuations in quarterly revenues and operating results. However, the costs associated with software and maintenance revenues, and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our software and maintenance, professional services, and overall gross margins, will likely occur between periods.

Our overall gross margin for 2004 increased 56.1% to $252.6 million, from $161.8 million for 2003. The overall gross margin percentage increased to 47.7% for 2004, compared to 36.8% for 2003. The changes in the gross margin and gross margin percentage were due to the factors discussed above, principally, a result of the impact of the Comcast arbitration ruling in 2003.

Research and Development Expense.    R&D expense for 2004 decreased 6.2% to $59.0 million, from $62.9 million for 2003. The decrease related primarily to a reduction in personnel costs between periods, resulting primarily from our cost reduction initiatives, offset to a certain degree by stock-based compensation expense. As a percentage of total revenues, R&D expense decreased to 11.1% for 2004, from 14.3% for 2003. The reason for the overall decrease in R&D expense as a percentage of total revenues is due to the lower revenues in 2003 resulting from the Comcast arbitration ruling. We did not capitalize any internal software development costs during 2004 and 2003.

During 2004, we focused our development and enhancement efforts on:

•	various R&D projects for the GSS Division, consisting principally of enhancements to the existing Kenan FX product suite, as well as new software modules; and

•	various R&D projects for the Broadband Division, consisting principally of enhancements to CCS (including ACP functionalities) and related Broadband Division software products, targeted to increase the functionalities and features of the products, including those necessary to service Voice over IP product offerings.

At this time, we expect our investment in R&D over time will approximate our historical investment rate of 10-12% of total revenues. We expect this investment will be focused on CCS and the Kenan Business product suite, as well as additional stand-alone products as they are identified.

Selling, General and Administrative Expense.    SG&A expense for 2004 decreased 17.2% to $90.4 million, from $109.2 million for 2003. The decrease in SG&A expense is due to: (i) a decrease in legal fees due to the

Comcast arbitration concluding in October 2003 (such costs were approximately $12 million for 2003 with no comparable amounts in 2004); and to a lesser degree (ii) a reduction in certain personnel costs, to include the impact of the cost reduction initiatives discussed above. These decreases were offset to a certain degree by: (i) an increase in stock-based compensation between periods of $3.1 million; and (ii) approximately $3 million of expense recorded in 2004 related to our executive management departures and retirements, as discussed above.

In December 2004, we announced that Neal Hansen, our Chairman and Chief Executive Officer, would be retiring on June 30, 2005. We will record SG&A expense of $9.0 million related to his retirement package over the remaining service period, which began in December 2004 and ends upon his retirement on June 30, 2005. Approximately $0.5 million of this expense was recorded in the fourth quarter of 2004, and approximately $8.5 million will be recorded in the first half of 2005. The remainder of the expense will be recorded over the period from Mr. Hansen’s retirement date through the final payment date of January 2007.

Depreciation Expense.    Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for 2004 decreased 13.2% to $15.1 million, from $17.4 million for 2003. The decrease in depreciation expense relates to a reduction in capital expenditures over the last several years in accordance with our focus on cost controls. This decrease in capital expenditures did not have a material adverse affect on our business. Capital expenditures during 2004 were approximately $10 million and consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure improvements.

Restructuring Charges.    Our restructuring charges relate to various cost reductions initiatives implemented primarily as a result of market conditions, and the Comcast arbitration ruling. See Note 8 to the our Consolidated Financial Statements for a more detailed discussion of our cost reduction initiatives and related restructuring charges, including the current activity in accrued liabilities related to the restructuring charges. We believe that the operational impact from these initiatives will not negatively impact our ability to service our current or future clients.

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

Cost Reduction Initiatives Related to the Comcast Arbitration Ruling.

In response to the expected reduction in revenues resulting from the Comcast arbitration ruling, during the fourth quarter of 2003, we implemented a cost reduction initiative. This initiative consisted primarily of involuntary employee terminations and a reduction of costs related to certain of our employee compensation and fringe benefit programs, with the greatest percentage of the involuntary employee terminations occurring within the Broadband Division. This cost reduction initiative resulted in material restructuring charges in fourth quarter of 2003 and the first quarter of 2004. This initiative was targeted at reducing operating expenses by approximately $30 million, when compared to the third quarter 2003 annualized operating expense run rate. This program was substantially completed by the end of the second quarter of 2004.

Summary of Restructuring Charges.

The components of the restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income (loss) and diluted earnings per share, for the year ended December 31, 2004 and 2003 are as follows (in thousands, except diluted earnings per share):

	Year Ended December 31,
	2004	2003
Involuntary employee terminations	$1,754	$7,630
Facilities abandonment	940	4,195
All other	—	25

Total restructuring charges	$2,694	$11,850

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income	$1,837	$6,426

Diluted earnings per share	$0.04	$0.12

We recorded restructuring charges related to involuntary employee terminations and various facilities abandonments during 2004 and 2003. The accounting for facilities abandonment requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities. We continually evaluate these assumptions, and adjust the related facilities abandonment reserves based on the revised assumptions at that time. In addition, we continually evaluate ways to cut our operating expenses through restructuring opportunities, to include the utilization of our workforce and current operating facilities.

During January 2005, we executed an agreement to sublease space in our London office facility. As a result, we will recognize a restructuring charge of approximately $3 million at the cease-use date which is expected to occur sometime during the second quarter of 2005.

Operating Income (Loss).    Operating income for 2004 was $85.3 million, or 16.1% of total revenues, compared to an operating loss of $(39.6) million or (9.0%) of total revenues for 2003. The substantial improvement in operating income between years relates to the factors described above, mainly due to the increase in revenue between years, primarily due to the impact of the Comcast arbitration ruling in 2003, and to a lesser extent, an improvement in total operating expense between years. Our total consolidated operating expenses for 2004 decreased approximately $35 million, or 7%, to $444.4 million, when compared to $479.2 million for 2003, primarily due to the cost reduction initiatives implemented during 2003.

Our total operating expenses for the third and fourth quarters of 2004 were approximately $112 million and $116 million, respectively. We expect our first quarter of 2005 total operating expenses to continue to trend upward and range between $122 million to $124 million. The expected sequential increase in expense over the fourth quarter of 2004 relates primarily to the inclusion of approximately $4 million of expense in the first quarter of 2005 related to Mr. Hansen’s retirement package, as discussed above, and an increase in stock-based compensation and other personnel costs when compared to the fourth quarter of 2004.

Interest Expense.    Interest expense for 2004 decreased 29.8% to $10.3 million, from $14.7 million for 2003. The decrease in interest expense is due primarily to the lower interest rates on the Convertible Debt Securities, and to a lesser degree, 2003 having approximately $1 million of interest related to the Comcast arbitration award. The weighted-average balance of our long-term debt for 2004 was $224.2 million, compared to $249.0 million for 2003. The weighted-average interest rate on our debt borrowings for 2004, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 4.1%, compared to 5.3% for 2003. The decrease in the weighted-average interest rate between periods relates primarily to the issuance of our Convertible Debt Securities in June 2004, which have a stated coupon rate of 2.5%.

Our estimated interest expense (including amortization of deferred financing costs and commitment fees on our revolving credit facility) for 2005 is approximately $7 million.

Write-off of Deferred Financing Costs.    As result of the repayment and termination of the 2002 Credit Facility, we wrote-off unamortized deferred financing costs attributable to the 2002 Credit Facility of $6.6 million during the second quarter of 2004.

Other income/expense.    Of the amounts recorded in this income statement caption, ($0.7) million and $4.5 million relate to foreign currency transaction gains and losses in 2004 and 2003, respectively. The change between years relates primarily to the changes in the foreign currency exchange rates of the U.S. dollar against the Euro and British pound.

Income Tax Provision/Benefit.    For the year ended December 31, 2004, we recorded an income tax provision of $22.0 million, or an effective income tax rate of approximately 32%, compared to an income tax benefit of $22.2 million, or an effective income tax rate of 46% for the year ended December 31, 2003. The 2003 effective income tax rate was impacted by the net operating loss position resulting from the $119.6 million Comcast arbitration charge, as discussed above. Our effective income tax rate for 2004 was impacted by the completion and resolution of certain tax matters in foreign jurisdictions during 2004. See Note 9 to our Consolidated Financial Statements for a reconciliation of the difference between the income tax provision (benefit) computed at the statutory federal income tax rate of 35% and the financial statement provision (benefit) for income taxes included in our Consolidated Statements of Operations.

At this time, we expect our effective income tax rate for 2005 to range between 38% to 40%. This estimate is based on various assumptions, with the two primary assumptions related to our estimate of total pretax income, and the amounts and sources of foreign pretax income. The actual effective income tax rate for 2005 could deviate from this estimate based on our actual experiences with these items, as well as others.

As of December 31, 2004, our net deferred income tax assets of $44.8 million were related primarily to our domestic operations, and represented approximately 6% of total assets. We continue to believe that sufficient taxable income will be generated to realize the benefit of these deferred income tax assets. Our assumptions of future profitable domestic operations are supported by the strong operating performance by the Broadband Division over the last several years, and our future expectations of profitability.

Results of Operations—Operating Segments

Operating segment information and corporate overhead costs for the years ended December 31, 2004 and 2003, are presented in Note 5 to our Consolidated Financial Statements.

Broadband Division

Total Revenues.    Total Broadband Division revenues for 2004 increased 34.7% to $348.4 million, from $258.7 million for 2003. The increase in total revenues was due primarily to the $105.7 million charge for the Comcast arbitration ruling attributable to periods prior to July 31, 2003 recorded in the third quarter of 2003, as discussed above.

Processing Revenue.    Processing revenue for 2004 decreased by 4.3% to $324.4 million, from $338.9 million for 2003. The decrease in processing revenue was due primarily to lower processing revenues from Comcast as a result of the arbitration ruling in the third quarter of 2003. Additional information related to processing revenues is as follows:

•

Total amortization of the client contract intangible asset related to the Comcast Contract (which is reflected as a reduction of processing revenues) for 2004 and 2003 was $10.5 million and $5.7 million, respectively. The increase in amortization between years reflects the impact of the acceleration in such amortization effective with the new Comcast Contract in March 2004, as discussed above. Going forward, this amortization will be approximately $3 million per quarter through the end of the Comcast Contract term of December 31, 2008.

•	Total domestic customer accounts processed on our systems as of December 31, 2004 was 43.5 million compared to 44.1 million as of December 31, 2003, a 1.5% decrease. During the 2004, a client contract was renewed in which the definition of customer billing units was modified, having the effect of lowering the customer volume counts, and customers of a dial-up service provider were converted off our system, resulting in a total reduction in customer accounts processed on our system by approximately 2 million accounts. This reduction was off set principally by organic growth experienced by our existing clients.

•	Consolidated processing revenues for the fourth quarter of 2004 were approximately $84 million, almost all of which relates to the Broadband Division. We expect our total consolidated processing revenues to range between $81 million to $82 million in the first quarter of 2005. The sequential decrease between periods relates to higher usage of ancillary products and services by our clients in the fourth quarter of 2004 due to seasonal demand, which is not expected to recur in the first quarter of 2005.

•	The consolidated ARPU was $7.46 for 2004 and $7.58 for 2003, with the decrease primarily related to the reduction in Comcast processing revenues in 2004 as a result of the arbitration ruling as discussed above. Our ARPU for the fourth quarter of 2004 was $7.67, of which approximately $0.19 was considered seasonal usage which we do not expect to recur in the first quarter of 2005. As a result, we expect our ARPU to range from $7.40 to $7.50 for the first quarter of 2005.

Maintenance Revenue.    Maintenance revenue remained relatively flat between periods with $18.9 million for 2004 compared to $18.8 million for 2003.

Segment Operating Expenses and Contribution Margin.    Broadband Division operating expenses for 2004 decreased 2.0% to $206.9 million, from $211.1 million in 2003. The overall decrease in the Broadband Division’s operating expenses is due primarily to the fourth quarter 2003 cost reduction initiative (principally a reduction in personnel costs). These decreases were offset to a certain degree by an increase between periods in stock-based compensation and an increase in data processing costs, due primarily to greater processing requirements for ACP functionality and an increase in the cumulative number of our clients’ customer accounts processed on our system throughout the year.

Broadband Division contribution margin for 2004 was $141.6 million (contribution margin percentage of 40.6%) for 2004, compared to a contribution margin of $47.6 million (contribution margin percentage of 18.4%) for 2003. The increase in the Broadband Division’s contribution margin and contribution margin percentage between periods is primarily due to the increase in total revenue, as discussed above.

Total non-cash charges related to depreciation, amortization (shown as a reduction of processing revenues), and stock-based compensation expense included in the determination of the Broadband Division’s contribution margin for 2004 and 2003 were $22.5 million and $16.5 million, respectively. The increase in non-cash charges is due primarily to the acceleration of amortization related to the Comcast Contract intangible asset discussed above and an increase in stock-based compensation.

GSS Division

Total Revenues.    Total GSS Division revenues remained relatively consistent between periods with $181.3 million for 2004, compared to $181.0 million for 2003. Total GSS Division revenues were positively impacted by an estimated $5 million in 2004 as a result of the weakening of the dollar against foreign currencies. Excluding the foreign currency impact, the overall decrease in total GSS Division revenue was due primarily to a decrease in software revenues between periods discussed in more detail below.

Software Revenue.    Software revenue for 2004 decreased 15.1% to $30.8 million, from $36.3 million for 2003. The decrease in software revenue was due primarily to the market conditions of the telecommunications industry. Telecommunication service providers continued to control their capital expenditures during 2004, reducing the demand for the GSS Division’s software products.

Maintenance Revenue.    Maintenance revenue for 2004 increased 5.2% to $78.7 million, from $74.8 million for 2003. The increase in maintenance revenues was due primarily to: (i) an estimated $2 million favorable foreign currency impact; (ii) the resolution of collectibility concerns for certain clients; and (iii) an increase in the installed software license base as a result of new sales and capacity upgrades in 2004.

Professional Services Revenue.    Professional services revenue for 2004 increased 4.0% to $69.1 million, from $66.4 million for 2003. The increase in professional services revenue was due primarily to: (i) an estimated $2 million favorable foreign currency impact; and (ii) difficulties experienced on the Proximus implementation project in 2003 (as discussed in greater detail below) were substantially resolved in 2003 with no similar impact to 2004 professional services revenue.

Segment Operating Expenses and Contribution Loss.    GSS Division operating expenses for 2004 decreased by 8.6% to $173.7 million, from $190.2 million for 2003. The decrease in GSS Division operating expenses is due primarily to a reduction in various personnel costs, to include the impact of the cost reduction initiatives implemented in 2003. This decrease was offset by an estimated $6 million unfavorable foreign currency impact as a result of the weakening of the dollar against foreign currencies.

GSS Division contribution margin for 2004 was $7.6 million in 2004 (contribution margin of 4.2%) compared to a contribution loss of $(9.2) million in 2003 (negative contribution margin of 5.1%). This improvement between years is primarily due to an overall reduction in GSS Division operating expenses, as discussed above.

Total non-cash charges related to depreciation, amortization and stock-based compensation expense included in the determination of the GSS Division’s contribution margin (loss) for 2004 and 2003 were $22.0 million and $19.6 million, respectively. The increase in non-cash charges is due primarily to an increase in stock-based compensation.

Corporate

Corporate Operating Expenses.    Corporate overhead expenses for 2004 decreased 7.6% to $61.1 million, from $66.1 million for 2003. The decrease in Corporate expenses related primarily to a decrease in legal fees related to the Comcast arbitration proceedings. We incurred $11.7 million of legal fees related to the Comcast arbitration, with no comparable amount for 2004. The decrease is offset to a certain degree by approximately $3 million of expense in 2004 related to executive management departures and an increase in stock-based compensation of $2.3 million.

Total non-cash charges related to depreciation, amortization and stock-based compensation expense included in Corporate operating expenses for 2004 and 2003 were $11.1 million and $8.7 million, respectively. The increase in non-cash charges is due primarily to an increase in stock-based compensation.

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

Cost of Processing and Related Services.    The cost of processing and related services for 2003 remained relatively unchanged between years as it was $141.2 million for 2003 as compared to $141.1 million for 2002. This is reflective of our continued focus on cost controls in this area. Processing costs as a percentage of related processing revenues were 41.3% (gross margin of 58.7%) for 2003 compared to 37.8% (gross margin of 62.2%) for 2002. The decrease in processing gross margin and gross margin percentage was due primarily to the lower Comcast revenues during the third and fourth quarters of 2003 as a result of the arbitration ruling.

Cost of Software and Maintenance.    The combined cost of software and maintenance for 2003 increased 26.3% to $72.7 million, from $57.6 million for 2002. The increase related primarily to: (i) 2003 having twelve months of Kenan Business operations, as compared to only ten months of Kenan Business operations in 2002; and (ii) 2003 having twelve months of ICMS maintenance costs and amortization expense as compared to only four months in 2002. The cost of software and maintenance as a percentage of related revenues was 53.9% (gross margin of 46.1%) for 2003 as compared to 36.6% (gross margin of 63.4%) for 2002, with the change due primarily to the decrease in software sales within the Broadband Division. As discussed above, fluctuations in the gross margin for software and maintenance revenues are an inherent characteristic of software companies.

Cost of Professional Services.    The cost of professional services for 2003 decreased 0.7% to $63.9 million from $64.3 million, for 2002. The decrease related primarily to a reduction in personnel costs as a result of the cost reduction initiatives discussed above, offset by 2003 having twelve months of Kenan Business operations, as compared to only ten months in 2002. The cost of professional services as a percentage of related revenues was 94.0% (gross margin of 6.0%) for 2003, as compared to 80.0% (gross margin of 20.0%) for 2002. The decrease in the gross margin percentages between periods relates primarily to: (i) the difficulties we experienced on the large implementation project discussed in the immediately following paragraph; and (ii) a decrease in GSS Division’s professional services revenues between years, which is discussed in greater detail under the “Results of Operations—Operating Segments” below.

As part of the Kenan Business acquisition from Lucent in 2002, we assumed the obligation to complete a large systems implementation project for Proximus, a Belgium telecommunications service provider. For the years ended December 31, 2003 and 2002, respectively, we recognized revenue under this arrangement of $6.9 million, and $15.5 million (approximately 92% complete as of December 31, 2003). This project was significantly longer and more complex than our typical implementation projects. We experienced significant difficulties and delays in completing this project, and in the first quarter of 2003, we announced that we expected an overall loss of approximately $3 million on the project. During the second quarter of 2003, we amended the contract with this client which modified our obligations and eliminated certain performance penalties. During the fourth quarter of 2003, Proximus went “live” on the system, at which time, substantially all of our implementation-type obligations were completed. Although we ultimately were successful in completing the implementation phase of this project, we expended a significant amount of our professional services resources on this project in 2003 at a loss. As a result, this project had a significant negative impact on our 2003 results of operations, in particular, our professional services revenues and related gross margin, and the GSS Division’s overall results of operations.

Gross Margin.    The overall gross margin for 2003 decreased 53.5% to $161.8 million, from $347.9 million for 2002. The overall gross margin percentage decreased to 36.8% for 2003, compared to 57.0% for 2002. The changes in the gross margin and gross margin percentage were due to the factors discussed above, principally, a result of the impact of the Comcast arbitration ruling and the reduction in the Broadband Division’s software revenues.

Research and Development Expense.    R&D expense for 2003 decreased 14.6% to $62.9 million, from $73.7 million for 2002. As a percentage of total revenues, R&D expense increased to 14.3% for 2003, from 12.1% for 2002. The decrease in the amount of R&D expense between periods was due to: (i) the discontinuation of the development of our CSG NextGen product during the third quarter of 2002; (ii) a reduction of R&D costs in other areas since the second quarter of 2002, to include a reduction of R&D personnel as a result of the cost reduction initiatives discussed above; and (iii) the completion of the development cycle for certain projects. Prior to the Kenan acquisition, the primary focus of the GSS Division was on the development of our NextGen software product. Following the Kenan Business acquisition, we discontinued the development of CSG NextGen as a stand-alone customer care and billing system. The reason for the overall increase in R&D expense as a percentage of total revenues is due to the lower revenues resulting from the Comcast arbitration ruling, discussed above. We did not capitalize any internal software development costs during 2003 and 2002.

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

Selling, General and Administrative Expense.    SG&A expense for 2003 decreased 2.1% to $109.2 million, from $111.6 million for 2002. The decrease in SG&A expense is due primarily to a decrease in bad debt expense between years of approximately $15 million. One of our larger Broadband Division clients, Adelphia, filed for bankruptcy protection in June 2002, at which time we established a reserve for the pre-bankruptcy invoices. In addition, we experienced difficulties in collecting certain international accounts receivable during 2002, which required us to increase our allowance for doubtful accounts receivable during this time period. The improvement in our overall accounts receivable position in the latter part of 2003, and the fact we had no similar individual client matters in 2003 with the same degree of significance as Adelphia in 2002, allowed us to significantly reduce our 2003 bad debt expense, when compared to 2002. In addition, we were successful in collecting approximately $7 million of purchased Kenan Business accounts receivable in 2003 in excess of the value assigned to such accounts receivable in our purchase accounting for the Kenan Business. These collections were recorded as a reduction of SG&A expense in 2003 as they occurred after we had finalized our Kenan Business purchase accounting. This decrease was partially offset by an increase in: (i) legal fees related to the Comcast arbitration; and (ii) stock-based compensation expense. We incurred $11.7 million of legal fees related to the Comcast arbitration and $5.2 million of stock-based compensation attributable to SG&A in 2003, as compared to $6.4 million and $1.4 million, respectively, in 2002.

Depreciation Expense.    Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for 2003 decreased 7.8% to $17.4 million, from $18.8 million for 2002. The decrease in depreciation expense related to the decrease in capital expenditures made during 2003 in accordance with our focus on cost controls. Capital expenditures during 2003 were approximately $9 million and consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure improvements.

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

Restructuring Charges.    Our restructuring charges relate to various cost reductions initiatives implemented primarily as a result of market conditions, and the Comcast arbitration ruling. See Note 8 to our Consolidated Financial Statements, and the information above, for a more detailed discussion of our cost reduction initiatives and related restructuring charges. The components of the restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income (loss) and diluted earnings per share, for the year ended December 31, 2003 and 2002 are as follows (in thousands, except diluted earnings per share):

	Year Ended December 31,
	2003	2002
Involuntary employee terminations	$7,630	$5,810
Facilities abandonment	4,195	6,897
All other	25	14

Total restructuring charges	$11,850	$12,721

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income	$6,426	$7,760

Diluted earnings per share	$0.12	$0.15

Operating Income(Loss).    Operating loss for 2003 was $(39.6) million, or (9.0%) of total revenues, compared to operating income of $101.2 million or 16.6% of total revenues for 2002. The decrease in these measures between years is related to the factors discussed above, principally, a result of the impact of the Comcast arbitration ruling.

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

Other income/expense.    Other income for 2003 was $4.4 million, compared to other expense of ($1.5) million for 2002. The increase was primarily due to foreign currency transaction gains during 2003. The change between years relates primarily to the changes in the foreign currency exchange rates of the U.S. dollar against the Euro and British pound.

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

As of December 31, 2003, our net deferred income tax assets of $62.5 million were related primarily to our domestic operations, and represented approximately 9% of total assets. At that time, we believed that sufficient taxable income would be generated to realize the benefit of these deferred income tax assets. Our assumptions of future profitable domestic operations were supported by the strong operating performance by the Broadband Division over the last several years, and our future expectations of profitability.

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

Total domestic customer accounts processed on our systems as of December 31, 2003 was 44.1 million compared to 45.8 million as of December 31, 2002, a 3.6% decrease. The arbitration ruling required us to measure Comcast customer accounts differently for invoicing purposes beginning in October 2003. The change is primarily the result of combining the video and Internet accounts for the same customer (i.e. subscriber) into a single customer account, as opposed to two separate customer accounts as was the case prior to the arbitration ruling, and to a lesser degree, not charging for certain inactive customers. As a result, our historical breakout of video, Internet, and telephony accounts is not comparable. The December 31, 2003 number reflects the new basis of measurement effective October 2003. For comparability purposes, the impact of the arbitration ruling on the December 31, 2002 customer accounts would have resulted in total customer accounts processed of 43.5 million.

The consolidated ARPU was $7.58 for 2003 and $8.43 for 2002, with the decrease primarily related to the reduction in Comcast processing revenues in the third and fourth quarters of 2003.

Software Revenue.    Software revenue for 2003 decreased by 78.8% to $5.1 million, from $24.2 million for 2002. The decrease in software revenue was due primarily to several large software sales during 2002, with no similar transactions in 2003.

Maintenance Revenue.    Maintenance revenue for 2003 decreased by 7.5% to $18.8 million, from $20.3 million for 2002. The decrease in maintenance revenue was due primarily to lower maintenance revenues from Comcast in the third and fourth quarters of 2003 as a result of the arbitration ruling. A small portion of the Comcast arbitration award, and the corresponding reduction in fees going forward, are attributed to maintenance revenues.

Segment Operating Expenses and Contribution Margin.    Broadband Division operating expenses were relatively unchanged between years with 2003 at $211.1 million, compared to $212.1 million for 2002. This is reflective of our continued focus on cost controls for this division. The cost savings in 2003 related to the fourth quarter 2003 cost reduction initiative were not significant.

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

GSS Division

Total Revenues.    Total GSS Division revenues for 2003 decreased 5.6% to $181.0 million, as compared to $191.7 million for 2002. The decrease in total revenue was due primarily to a decrease in software revenues and professional services revenues, which is discussed in more detail below.

Software Revenue.    Software revenue for 2003 decreased by 17.8% to $36.3 million, from $44.1 million for 2002. The decrease in software revenue was due primarily to market conditions of the telecommunications industry. Telecommunication service providers continued to control their capital expenditures during 2003, reducing the demand for the GSS Division’s software products.

Maintenance Revenue.    Maintenance revenue for 2003 increased by 8.7% to $74.8 million, from $68.8 million for 2002. The increase in maintenance revenue was due primarily to a full year of Kenan Business maintenance revenue in 2003, as compared to ten months of activity in 2002. In addition, during the first quarter of 2003, we experienced some difficulties in renewing certain software maintenance agreements, and certain software maintenance agreements were renewed at lower than previous rates. As a result, our first quarter 2003 GSS Division maintenance revenue decreased sequentially over the fourth quarter of 2002 by approximately $5 million.

Professional Services Revenue.    Professional services revenue for 2003 decreased by 15.1% to $66.4 million, from $78.2 million for 2002. The decrease in revenue was due primarily to several large projects in progress during 2002 which were substantially completed in 2002 and early 2003, without replacement of comparable projects upon completion.

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

Corporate

Corporate Operating Expenses.    Corporate overhead expenses for 2003 increased 29.1% to $66.1 million, from $51.2 million for 2002. The increase in segment expenses related primarily to: (i) an increase in legal fees related to the Comcast arbitration proceedings; and (ii) an increase in stock-based compensation. We incurred $11.7 million of legal fees related to the Comcast arbitration and $5.0 million of stock-based compensation in 2003, as compared to $6.4 million and $1.4 million, respectively, in 2002.

Liquidity

Cash and Liquidity.    As of December 31, 2004, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $157.5 million, compared to $105.4 million as of December 31, 2003. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks.

On September 21, 2004, we entered into a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions (see Note 7 to the Consolidated Financial Statements). The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, there were no borrowings outstanding. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of December 31, 2004, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and the entire $100 million of the 2004 Revolving Credit Facility was available to us.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
North America (principally the U.S.)	$95,390	$71,752	$61,729	$55,193	$50,779
Europe, Middle East and Africa (principally Europe)	51,977	56,337	52,174	31,034	37,270
Asia Pacific	3,444	5,292	4,775	5,688	4,453
Central and South America	6,667	5,475	12,523	13,821	12,895

Total cash, equivalents and short-term investments	$157,478	$138,856	$131,201	$105,736	$105,397

We generally have ready access to substantially all of our cash and short-term investment balances, but do face limitations on moving cash out of certain foreign jurisdictions. As of December 31, 2004, the cash and short-term investments subject to such limitations were not significant.

Cash Flows From Operating Activities.    We calculate our cash flows from operating activities in accordance with generally accepted accounting principles, beginning with net income (loss) and then adding back the impact of non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), and then factoring in the impact of changes in working capital items.

The primary use of our cash is to fund our ongoing operating activities. Of the total amount of our 2004, 2003, and 2002 operating expenses, approximately 60%, 59%, and 55% relates to labor costs (both employees and contracted labor) for: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. The other primary cash requirements for our operating expenses consist of: (i) postage; (ii) paper and related supplies for our statement processing centers; (iii) data processing and related services and communication lines for our Broadband Division’s service bureau processing business; and (iv) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. See “Cash Flows From Investing Activities” and “Cash Flows From Financing Activities” below for the other primary uses of our cash. A summary of our material contractual obligations is provided below as well.

Our primary source of cash is from our operating activities. Our business model consists of a significant amount of monthly, quarterly, and annual recurring revenue sources. The primary sources of such recurring revenues are our Broadband Division’s long-term processing arrangements (billed monthly) and our software maintenance arrangements (primarily billed quarterly and annually), principally within the GSS Division. This recurring revenue base results in a reliable and predictable source of cash for us. In addition, software license fees and professional services revenues provide for material amounts of cash, but the payment streams for these items are not as predictable.

Our net cash flows provided by (used in) operating activities, which consists of cash from operations and changes in working capital items, for the quarters and years ended for the indicated periods are as follows (in thousands). These amounts are reflected in our Consolidated Statements of Cash Flows.

	2004	2003	2002
Quarters ended:
March 31(1)	$31,965	$22,222	$26,153
June 30(2)	40,186	37,141	19,968
September 30(3)	24,805	39,446	(5,508)
December 31(4)	22,312	(38,456)	47,511

Years ended	$119,268	$60,353	$88,124

(1)	Cash flows from operations for the first quarter of 2004 reflect approximately $10 million of favorable changes in working capital related to the Comcast arbitration.
(2)	Approximately $14 million of the cash flows from operations for the second quarter of 2004 can be attributed to the sale of certain Adelphia pre-bankruptcy accounts receivable to a third party and to higher than normal cash collections of accounts receivable within the GSS Division.
(3)	The cash flow used in operating activities of $(5.5) million in the third quarter of 2002 relates primarily to the difficulties we experienced in collecting accounts receivable from certain of our international clients in the latter part of 2002.
(4)	The cash flow used in operating activities of $(38.5) million in the fourth quarter of 2003 relates primarily to the $94.4 million paid to Comcast during the fourth quarter of 2003 as a result of the arbitration ruling. Absent this amount, we generated strong cash flows from operating activities for 2003, primarily as a result of our improved cash collections of our international accounts receivable during the last two quarters of 2003. This improved performance allowed us to pay amounts to Comcast with available corporate funds, without having to draw on our revolving credit agreement.

We believe this table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items, in particular, timely collections of our accounts receivable. Absent any unusual fluctuations in working capital items, we expect our first quarter of 2005 cash flows from operating activities to range from $24 million to $28 million.

The key balance sheet items impacting our cash flows from operating activities are as follows.

Billed Accounts Receivable

Management of our billed accounts receivable is one of the primary factors in maintaining strong quarterly cash flows from operating activities. Our billed trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, we evaluate our performance in collecting our accounts receivable through our calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period. Our target range for our DBO is 65-75 days.

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”), as of the end of the indicated periods, and our DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

	Quarters Then Ended in 2004				Quarters Then Ended in 2003
	Gross	Allowance	Net Billed	DBO	Gross	Allowance	Net Billed	DBO
March 31	$149,028	$(11,397)	$137,631	66	$182,573	$(12,609)	$169,964	68
June 30(1)(2)	130,662	(6,942)	123,720	66	183,189	(14,093)	169,096	79
September 30	128,782	(5,438)	123,344	65	162,810	(13,728)	149,082	78
December 31(3)	146,874	(4,818)	142,056	61	141,836	(11,145)	130,691	67

(1)	The decrease in both the gross and net billed accounts receivable between March 31, 2004 and June 30, 2004 relates primarily to the sale of the Adelphia pre-bankruptcy accounts receivable to a third party, and the success we experienced collecting accounts receivable within the GSS Division during the second quarter of 2004.
(2)	The $4.5 million decrease in the Allowance between March 31, 2004 and June 30, 2004 relates primarily to the sale of the aforementioned Adelphia pre-bankruptcy accounts receivable.
(3)	The increase in both the gross and net billed accounts receivable between September 30, 2004 and December 31, 2004 was primarily the result of the timing of new invoices and cash collections.

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

	2004	2003
March 31	$14,409	$25,555
June 30	13,756	27,093
September 30	15,051	25,498
December 31	14,030	18,042

The December 31, 2004 unbilled accounts receivable balance consists primarily of several projects with various milestone and contractual billing dates which have not yet been reached. A substantial percentage of the December 31, 2004 unbilled accounts receivable are scheduled to be billed and collected by the end of the second quarter of 2005. However, there can be no assurances that the fees will be billed and collected within the expected time frames.

Income Taxes Receivable

We were in a domestic net operating loss (“NOL”) position for 2003 as a result of the Comcast $119.6 million arbitration charge discussed above. Our income tax receivable as of December 31, 2003 was $35.1 million, which resulted from our ability to claim a refund for 2003 income taxes already paid, and from our ability to carry back our NOL to prior years. During the first quarter of 2004, we received approximately $34 million of this income tax receivable, and identified additional income tax receivable amounts during our final preparation of our 2003 U.S. Federal income tax return, which was filed in March 2004. As a result, our December 31, 2004, income taxes receivable is $4.1 million.

Deferred Revenue

Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Deferred revenue broken out by source of revenue as of the end of the indicated periods was as follows (in thousands):

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Processing	$8,331	$7,384	$7,274	$7,010	$6,888
Software	5,215	4,435	6,784	8,518	5,017
Maintenance	37,419	31,749	38,336	36,093	34,593
Professional services	9,129	7,899	9,857	9,645	9,427

Total	$60,094	$51,467	$62,251	$61,266	$55,925

The majority of our maintenance agreements provide for invoicing of annual maintenance fees in the first and fourth fiscal quarters of the year.

Arbitration Charge Payable

The arbitration charge payable reflected in the Consolidated Financial Statements relates to the $119.6 million Comcast arbitration award discussed above. We paid approximately $95 million of this amount in the fourth quarter of 2003. During the first quarter of 2004, we paid the remaining approximately $25 million.

Cash Flows From Investing Activities.    Our investing activities typically consist of purchases/sales of short-term investments, purchases of property and equipment, investments in client contracts and business acquisitions.

Purchases/Sales of Short-term Investments

We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible back into cash. During the year ended December 31, 2004, we purchased $25.5 million and sold $8.8 million of short-term investments. We continually evaluate the possible uses of our excess cash balances and may purchase additional short-term investments in the future.

Property and Equipment/Client Contracts

Our business is not capital intensive. Our biggest capital outlays typically relate to computer and statement production equipment. Our investment in client contracts typically consists of cash payments to clients as an incentive to bring business to our company, and direct and incremental costs that we have capitalized related to revenue arrangements where we are required to defer conversion/set-up services fees and recognize those fees as the related processing services are performed.

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2004	2003	2002
Property and equipment	$9,655	$9,021	$12,066
Client contracts	3,466	1,767	3,387

As of December 31, 2004, we did not have any material commitments for capital expenditures or for investments in client contracts.

Business and Asset Acquisitions

Historically, our business model has not included a significant amount of business acquisition activity. However, in order to expand our international business, in 2002 we acquired several businesses and related assets for $270.6 million. During the 2004 and 2003, our business and asset acquisitions were not significant at $0.8 million and $2.6 million, respectively.

Cash Flows From Financing Activities.    We have had limited financing activities over the last several years, and historically, we have not been active in the capital markets. Our financing activities typically consist of various debt-related transactions, and activities with our common stock.

Long-Term Debt

During the first quarter of 2004, we made a mandatory $30 million prepayment which was due no later than July 2004 on our 2002 Credit Facility. This payment was made with the proceeds from our $34 million of income tax refunds received in March 2004.

In June 2004, we completed our offering of the Convertible Debt Securities, as discussed in greater detail in Note 7 to the Consolidated Financial Statements. We used a portion of the $230 million of proceeds from the Convertible Debt Securities to repay the outstanding balance of $198.9 million and terminate our 2002 Credit Facility. In connection with the issuance of the Convertible Debt Securities, we incurred debt issuance costs of $7.2 million.

Common Stock

Proceeds from the issuance of common stock relates to our various stock-based employee compensation plans, primarily from the exercise of stock options. The $6.9 million of cash received from the issuance of common stock for the year ended December 31, 2004 relates primarily to the exercise of stock options in the second quarter of 2004.

Repurchase of Common Stock

During the second quarter of 2004, our Board of Directors approved a five million share increase in the number of shares we are authorized to repurchase under our stock repurchase program, bringing the total number of authorized shares to 15.0 million. As of December 31, 2004, a summary of the shares repurchased under our program is as follows (in thousands, except per share amounts):

	2004	2003	2002	2001	2000	1999	Total
Shares repurchased	2,983	—	1,573	3,020	1,090	656	9,322
Total amount paid	$52,897	—	$18,920	$109,460	$51,088	$20,242	$252,607
Weighted-average price per share	$17.73	—	$12.02	$36.25	$46.87	$30.88	$27.10

The shares repurchased under the program are being held as treasury shares, and may possibly be used (at our discretion) to fulfill issuances of common stock under our various equity compensation plans. As of December 31, 2004, the total remaining number of shares available for repurchase under the program totaled 5.7 million shares.

Subsequent to December 31, 2004 through the date of this filing, we have repurchased an additional 1.3 million shares of common stock under the program for $23.0 million (weighted-average price of $17.88 per share), bringing the total remaining number of shares available for repurchase under the program as of the date of this filing to 4.4 million shares.

We are currently in the process of establishing a formal plan, under the provisions of Exchange Act Rule 10b5-1, to repurchase shares of our common stock (the “Rule 10b5-1 Plan”), and expect to have the Rule 10b5-1 Plan in place in early 2005. The 10b5-1 Plan would allow us to have a broader period in which to conduct stock repurchases under our stock repurchase plan (i.e., outside the established open trading window periods). Within the terms of the proposed Rule 10b5-1 Plan, we expect to allocate up to $15 million per quarter for common stock repurchases, and will establish target purchase volumes based upon various stock prices.

In addition to the above mentioned stock repurchases and outside of our stock repurchase program, during 2004 and 2003, we repurchased from our employees and then cancelled approximately 174,000 shares and 13,000 shares of our common stock for $3.0 million and $0.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheet. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Balance Sheet, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2004, and the future periods in which such obligations are expected to be settled in cash (in thousands).

	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt	$342,125	$5,750	$11,500	$11,500	$313,375
Operating leases	96,527	21,730	29,425	20,534	24,838
Purchase obligations	115,868	42,050	60,893	12,925	—
Executive severance/retirement	11,569	1,138	10,431	—	—

Total	$566,089	$70,668	$112,249	$44,959	$338,213

Our long-term debt obligations are discussed in more detail in Note 7 to our Consolidated Financial Statements. The contractual obligation amounts reflected for our long-term debt is based upon the following assumptions: (i) our Convertible Debt Securities are outstanding through their due date of June 15, 2024; (ii) upon settlement of the Convertible Debt Securities, our cash obligation will not exceed the principal amount of the Convertible Debt Securities; and (iii) interest paid through the life of the Convertible Debt Securities at a rate of 2.5% per annum. The operating lease obligations are discussed in Note 12 to our Consolidated Financial Statements. Our purchase obligations consist primarily of our expected base fees under the FDC services agreement (discussed in Note 12 to our Consolidated Financial Statements), contracted services, and data communication services. The executive severance and retirement contractual obligations are discussed in Note 12 to our Consolidated Financial Statements.

Of the total contractual obligations and commercial commitments above, approximately $232 million is reflected on our Consolidated Balance Sheet and approximately $334 million is not.

Capital Resources

We continue to make investments in client contracts, capital equipment, facilities, research and development, and at our discretion, may continue to make stock repurchases under our Board-approved stock repurchase program. See the “Repurchase of Common Stock” section above for additional discussion of our

Board-approved stock repurchase program. In addition, as part of our growth strategy, we are continually evaluating potential businesses and asset acquisitions. We had no significant capital commitments as of December 31, 2004.

The Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities are subject to certain conversion triggers based upon: (i) the price of our common stock; (ii) the trading price of the Convertible Debt Securities; (iii) us putting the Convertible Debt Securities back to the holders; and (iv) the occurrence of specified corporate transactions, to include a change of control. We do not expect any of the conversion triggers to occur during the next 12 months. As a result, in the near-term, we expect our annual debt service costs related to the Convertible Debt Securities to be limited to the annual interest payments of $5.8 million.

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of December 31, 2004, we had made no borrowings under the new revolving credit facility. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of December 31, 2004, the commitment fee rate was 37.5 basis points per annum. As of December 31, 2004, the entire $100 million of the 2004 Revolving Credit Facility was available to us.

As of December 31, 2004, we had approximately $157 million of cash and short-term investments available to fund our operations. We believe that our current cash and short-term investments balance, together with cash expected to be generated from future operating activities and the amount available under the 2004 Revolving Credit Facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income from continuing operations before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the year ended December 31, 2004, was 4.79:1.00, which excludes the write-off of unamortized deferred financing costs of $6.6 million resulting from the prepayment of our outstanding indebtedness under our then-existing credit facility in June 2004. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

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

Interest Rate Risk.

Market Risk Related to Long-term Debt.    Prior to June 3, 2004, we were exposed to changes in interest rates under our 2002 Credit Facility. The interest rates for the 2002 Credit Facility were based on a base rate or adjusted LIBOR rate, plus an applicable margin. On June 2, 2004, in conjunction with the completion of our Convertible Debt Securities offering, we repaid and terminated the 2002 Credit Facility.

The Convertible Debt Securities are convertible into shares of our common stock under specified conditions, unless previously redeemed by us or put back to us by the holders. The interest rate on the Convertible Debt Securities is fixed, and thus, as it relates to our borrowings under the Convertible Debt Securities, we are not exposed to changes in interest rates. Commencing with the six-month period beginning June 15, 2011, we will pay contingent interest equal to 0.25% of the average trading price of the Convertible Debt Securities if the average trading price equals 120% or more of the principal amount of the Convertible Debt Securities.

In September 2004, we entered into a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions. The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of December 31, 2004, we had made no borrowings under the 2004 Revolving Credit Facility.

See Note 7 to the Consolidated Financial Statements for additional information related to our long-term debt.

Market Risk Related to Cash Equivalents and Short-term Investments.    Our cash and cash equivalents as of December 31, 2004 and 2003 were $140.8 million and $105.4 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2004 were $16.7 million. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our cash equivalents and short-term investments in the U.S. is done by the money management branch of one of the largest financial institutions in the U.S. This financial institution manages our cash equivalents and short-term investments based upon strict and formal investment guidelines established by us. Under these guidelines, short-term investments are limited to highly liquid, short-term government and corporate securities that have a credit rating of A-1 / P-1 or better.

We do not utilize any derivative financial instruments for purposes of managing our market risks related to interest rate risk.

Foreign Exchange Rate Risk.    Our approximate percentage of total revenues generated outside the U.S. for the years ended December 31, 2004, 2003 and 2002 was 26%, 32% and 25%, respectively. The increase between 2002 and 2003 in revenues generated outside the U.S. is primarily attributable to the reduction in our revenues in the second half of 2003 as the result of the Comcast arbitration ruling (see the “Significant Client Relationships—Comcast” section above). Factoring out the effect of the Comcast arbitration ruling, the approximate percentage of our total 2003 revenues generated outside the U.S. would have been 25%. We expect that in the foreseeable future, the percentage of our total revenues to be generated outside the U.S. will be comparable to that of 2004.

We have become more exposed to the impact of the changes in foreign currency exchange rates as a result of the expansion of our international business with the acquisition of the Kenan Business in February 2002. For 2004, approximately 65% and 20%, respectively, of our GSS Division revenues were denominated in U.S. dollars and Euros. Since a significant amount of our revenues are contracted for in U.S. dollars, a decline in the value of local foreign currencies against the U.S. dollar will result in our products and services being more expensive to a potential foreign buyer, and in those instances where our goods and services have already been sold, could result in the accounts receivable being more difficult to collect. We do at times enter into revenue contracts that are denominated in the currency of the individual country (e.g., United Kingdom, Brazil, and Japan) or the European Union (“EU”) where we have substantive operations. This practice serves as a natural hedge to finance the expenses incurred in those locations.

We continue to evaluate whether we should enter into derivative financial instruments for the purposes of managing our foreign currency exchange rate risk, but as of the date of this filing, we have not entered into such instruments. A hypothetical adverse change of 10% in the December 31, 2004 exchange rates would not have a material impact upon our results of operations.

Item 8.    Financial Statements and Supplementary Data

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of CSG Systems International, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. That report appears immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CSG Systems International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CSG Systems International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in the method of accounting for stock-based compensation during 2003.

KPMG LLP

Denver, Colorado

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2, effective January 1, 2003, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado

March 14, 2005

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$140,751	$105,397
Short-term investments	16,727	—

Total cash, cash equivalents and short-term investments	157,478	105,397
Trade accounts receivable—
Billed, net of allowance of $4,818 and $11,145	142,056	130,691
Unbilled and other	14,030	18,042
Deferred income taxes	5,336	9,134
Income taxes receivable	4,064	35,076
Other current assets	11,723	11,697

Total current assets	334,687	310,037
Property and equipment, net	34,476	38,218
Software, net	24,695	37,780
Goodwill	218,346	219,199
Client contracts, net	50,197	58,136
Deferred income taxes	39,478	53,327
Other assets	8,528	8,078

Total assets	$710,407	$724,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$45,137
Client deposits	19,497	17,175
Trade accounts payable	22,412	21,291
Accrued employee compensation	31,859	32,415
Deferred revenue	53,250	52,655
Income taxes payable	15,085	20,723
Arbitration charge payable	—	25,181
Other current liabilities	19,909	25,818

Total current liabilities	162,012	240,395

Non-current liabilities:
Long-term debt, net of current maturities	230,000	183,788
Deferred revenue	6,844	3,270
Other non-current liabilities	3,481	6,537

Total non-current liabilities	240,325	193,595

Total liabilities	402,337	433,990

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 8,757,614 and 8,911,634 shares reserved for employee stock purchase plan and stock incentive plans; 51,016,326 and 53,788,062 shares outstanding	595	593
Additional paid-in capital	298,767	281,784
Deferred employee compensation	(1,320)	(4,458)
Treasury stock, at cost, 8,482,496 shares and 5,499,796 shares	(224,008)	(171,111)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(5)	1
Cumulative translation adjustments	9,400	6,519
Accumulated earnings	224,641	177,457

Total stockholders’ equity	308,070	290,785

Total liabilities and stockholders’ equity	$710,407	$724,775

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Processing and related services	$327,094	$342,385	$373,033
Software	34,915	41,431	68,376
Maintenance	97,647	93,564	89,075
Professional services	70,090	67,959	80,448

Subtotal	529,746	545,339	610,932
Charge for arbitration ruling attributable to periods prior to July 1, 2003	—	(105,679)	—

Total revenues, net	529,746	439,660	610,932

Cost of revenues:
Cost of processing and related services	147,789	141,242	141,069
Cost of software and maintenance	66,394	72,703	57,580
Cost of professional services	62,993	63,910	64,343

Total cost of revenues	277,176	277,855	262,992

Gross margin (exclusive of depreciation)	252,570	161,805	347,940

Operating expenses:
Research and development	59,022	62,924	73,674
Selling, general and administrative	90,416	109,214	111,592
Depreciation	15,091	17,378	18,839
Restructuring charges	2,694	11,850	12,721
Kenan Business acquisition-related expenses	—	—	29,957

Total operating expenses	167,223	201,366	246,783

Operating income (loss)	85,347	(39,561)	101,157

Other income (expense):
Interest expense	(10,334)	(14,717)	(14,033)
Write-off of deferred financing costs	(6,569)	—	—
Interest and investment income, net	1,850	1,437	1,906
Other, net	(1,088)	4,381	(1,486)

Total other	(16,141)	(8,899)	(13,613)

Income (loss) before income taxes	69,206	(48,460)	87,544
Income tax (provision) benefit	(22,022)	22,183	(42,926)

Net income (loss)	$47,184	$(26,277)	$44,618

Basic net income (loss) per common share:
Net income (loss) available to common stockholders	$0.93	$(0.51)	$0.86

Weighted-average common shares	50,477	51,432	52,116

Diluted net income (loss) per common share:
Net income (loss) available to common stockholders	$0.92	$(0.51)	$0.85

Weighted-average common shares	51,223	51,432	52,525

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Deferred Compensation Related to Employees	Treasury Stock	Foreign Currency Translation	Unrealized Gains (Losses) on Short-Term Investments	Accumulated Earnings	Total Stockholders’ Equity
BALANCE, January 1, 2002	52,664	$575	$252,221	$—	$(180,958)	$(792)	$134	$178,868	$250,048
Comprehensive income:
Net income	—	—	—	—	—	—	—	44,618
Reclassification adjustment for loss included in net income (net of tax benefit of $13)	—	—	—	—	—	—	(49)	—
Unrealized loss on short-term investments, net of tax impact	—	—	—	—	—	—	(91)	—
Foreign currency translation adjustments	—	—	—	—	—	1,852	—	—
Comprehensive income	—	—	—	—	—	—	—	—	46,330
Repurchase of common stock pursuant to Board-approved stock repurchase program	(1,573)	—	—	—	(18,919)	—	—	—	(18,919)
Exercise of stock options	80	2	1,164	—	—	—	—	—	1,166
Restricted common stock granted under equity compensation plans	445	—	—	(5,317)	13,832	—	—	(8,515)	—
Stock-based employee compensation expense	—	—	—	1,413	—	—	—	—	1,413
Purchase of common stock pursuant to employee stock purchase plan	111	—	1,618	—	—	—	—	—	1,618
Tax benefit of employee stock-based compensation plans	—	—	449	—	—	—	—	—	449

BALANCE, December 31, 2002	51,727	577	255,452	(3,904)	(186,045)	1,060	(6)	214,971	282,105
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(26,277)
Unrealized gain on investments, net of tax impact	—	—	—	—	—	—	7	—
Foreign currency translation adjustments	—	—	—	—	—	5,459	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	(20,811)
Purchase of common stock pursuant to employee stock purchase plan	129	2	1,313	—	—	—	—	—	1,315
Exercise of stock options	41	—	355	—	—	—	—	—	355
Tax benefit of employee stock-based compensation plans	—	—	33	—	—	—	—	—	33
Issuance of restricted common stock pursuant to agreement	480	—	—	(3,697)	14,934	—	—	(11,237)	—
Issuance of restricted common stock pursuant to employee stock-based compensation plans	210	2	(2)	—	—	—	—	—	—
Issuance of restricted common stock pursuant to tender offer to exchange stock options for restricted stock	1,214	12	(12)	—	—	—	—	—	—
Repurchase and cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(13)	—	(207)	—	—	—	—	—	(207)
Stock-based employee compensation expense	—	—	2,416	3,143	—	—	—	—	5,559
Tax benefit of common stock warrants	—	—	22,436	—	—	—	—	—	22,436

BALANCE, December 31, 2003	53,788	593	281,784	(4,458)	(171,111)	6,519	1	177,457	290,785
Comprehensive income:
Net income	—	—	—	—	—	—	—	47,184
Unrealized loss on investments, net of tax impact	—	—	—	—	—	—	(6)	—
Foreign currency translation adjustments	—	—	—	—	—	2,881	—	—
Comprehensive income	—	—	—	—	—	—	—	—	50,059
Repurchase of common stock pursuant to Board-approved stock repurchase program	(2,983)	—	—	—	(52,897)	—	—	—	(52,897)
Purchase of common stock pursuant to employee stock purchase plan	84	1	1,182	—	—	—	—	—	1,183
Exercise of stock options	560	6	5,737	—	—	—	—	—	5,743
Tax benefit of employee stock-based compensation plans	—	—	1,312	—	—	—	—	—	1,312
Issuance of restricted common stock pursuant to employee stock-based compensation plans	10	—	—	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(269)	(3)	(882)	885	—	—	—	—	—
Repurchase and cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(174)	(2)	(2,999)	—	—	—	—	—	(3,001)
Stock-based employee compensation expense	—	—	12,633	2,253	—	—	—	—	14,886

BALANCE, December 31, 2004	51,016	$595	$298,767	$(1,320)	$(224,008)	$9,400	$(5)	$224,641	$308,070

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$47,184	$(26,277)	$44,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation	15,091	17,378	18,839
Amortization	27,310	24,303	22,138
Charge for in-process purchased research and development	—	—	19,300
Restructuring charge for abandonment of facilities	909	4,424	6,797
Gain on short-term investments	(49)	(19)	(49)
Write-off of deferred financing costs	6,569	—	—
Deferred income taxes	17,887	2,018	(600)
Tax benefit of stock options exercised	1,312	33	449
Impairment of intangible assets	—	—	1,906
Stock-based employee compensation	14,886	5,559	1,413
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(4,003)	45,604	(17,870)
Other current and non-current assets	(338)	(1,536)	(2,288)
Arbitration charge payable	(25,181)	25,181	—
Income taxes payable/receivable	26,231	(41,244)	12,994
Accounts payable and accrued liabilities	(10,075)	(2,003)	7,008
Deferred revenues	1,535	6,932	(26,531)

Net cash provided by operating activities	119,268	60,353	88,124

Cash flows from investing activities:
Purchases of property and equipment	(9,655)	(9,021)	(12,666)
Purchases of short-term investments	(25,494)	(7,763)	(4,201)
Proceeds from sale of short-term investments	8,810	8,795	56,568
Acquisition of businesses and assets, net of cash acquired	(834)	(2,613)	(270,567)
Acquisition of and investments in client contracts	(3,466)	(1,767)	(3,387)

Net cash used in investing activities	(30,639)	(12,369)	(234,253)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,926	1,670	2,784
Repurchases of common stock	(55,898)	(207)	(18,919)
Proceeds from long-term debt	230,000	—	300,000
Payments on long-term debt	(228,925)	(41,075)	(61,500)
Proceeds from revolving credit facility	—	—	5,000
Payments on revolving credit facility	—	—	(5,000)
Payments of deferred financing costs	(8,213)	(1,077)	(8,365)

Net cash provided by (used in) financing activities	(56,110)	(40,689)	214,000

Effect of exchange rate fluctuations on cash	2,835	3,678	(3,612)

Net increase in cash and cash equivalents	35,354	10,973	64,259
Cash and cash equivalents, beginning of period	105,397	94,424	30,165

Cash and cash equivalents, end of period	$140,751	$105,397	$94,424

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for—
Interest	$8,237	$11,251	$12,021
Income taxes	$(23,009)	$13,035	$30,767

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

CSG Systems International, Inc. (the “Company” or “CSG”), a Delaware corporation, was formed in October 1994 and is based in Denver, Colorado. The Company is a global leader in next-generation billing and customer care solutions for the cable television, direct broadcast satellite, advanced IP services, next-generation mobile, and fixed wireline markets. The Company’s combination of solutions, delivered in both outsourced and licensed formats, enable its clients to deliver high quality customer service, improve operational efficiencies and rapidly bring new revenue-generating products to market. The Company is an S&P Midcap 400 company. The Company serves its clients through its two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”).

2.    Summary of Significant Accounting Policies

Principles of Consolidation.    The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Translation of Foreign Currency.    The Company’s foreign subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into United States of America (“U.S.”) dollars at the exchange rates in effect at the balance sheet date. Revenues, expenses, and cash flows are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the determination of net income (loss).

Use of Estimates in Preparation of Consolidated Financial Statements.    The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more critical estimates and related assumptions that affect the Company’s financial condition and results of operations are in the areas of: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) business restructurings; (v) loss contingencies; (vi) income taxes; (vii) business combinations and asset purchases; and (viii) capitalization of internal software development costs.

Revenue Recognition.    The Company derives its revenues from the following sources: (i) processing and related services; (ii) software licenses; (iii) maintenance services; and (iv) professional services. Processing and related services revenues consist primarily of monthly processing fees generated from the Broadband Division’s core service bureau customer care and billing application called CSG CCS/BP (“CCS”) and services ancillary to CCS. Software and maintenance revenues consist of the sale of software licenses and the related software maintenance services. Professional services revenues consist of a variety of consulting services, such as product implementation and customization, business consulting, project management, and training services. The Company uses various judgments and estimates in connection with the determination of the amount of revenues to be recognized (in particular, for software license fees and professional services revenues) in each accounting period.

The Company’s primary revenue recognition criteria include: (i) persuasive evidence of an arrangement; (ii) delivery; (iii) fixed or determinable fees; and (iv) collectibility of fees. In light of the current economic environment in which the Company operates, the assessment of collectibility is particularly critical in determining whether revenue should be recognized. Revenues are recognized only if the Company determines

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the collection of the fees included in the arrangement are considered probable (i.e., the Company expects the client to pay all amounts in full when invoiced). In making its determination of collectibility for revenue recognition purposes, the Company considers a number of factors depending upon the specific aspects of an arrangement.

For multiple-element arrangements that are not subject to a higher level of authoritative literature, the Company follows the guidelines of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”, in determining the separate units of accounting. In particular, the Company’s multiple-element software arrangements, which are discussed in greater detail below, are not subject to the separation criteria of EITF 00-21. For those arrangements subject to the separation criteria of EITF 00-21, the Company accounts for each of the individual units of accounting as a separate and discrete earnings process considering, among other things, whether a delivered item has value to the client on a stand-alone basis. For such multiple-element arrangements, total revenue is allocated to the separate units of accounting based upon objective and reliable evidence of the fair value of the undelivered item. The determination of separate units of accounting, and the determination of objective and reliable evidence of fair value of the undelivered item, both require judgments to be made by the Company. The adoption of EITF 00-21 (effective for transactions entered into after June 30, 2003) has not had a significant impact on the Company’s accounting to date.

Processing and related services revenues are recognized as the services are performed. Processing fees are typically billed monthly based on the number of client’s customers served, ancillary services are typically billed on a per transaction basis, and customized print and mail services are billed on a usage basis. Fees received to convert or set-up client customers onto the Company’s service bureau customer care and billing applications are deferred and recognized over the term of the related processing arrangement.

Software license fees are recognized using the guidelines of: (i) American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”); (ii) SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); (iii) AICPA Technical Questions and Answers, Section 5100, “Revenue Recognition”; and (iv) SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). For software transactions that have multiple elements, such as software, maintenance and professional services, the Company allocates the contract value to the respective elements based on vendor-specific objective evidence (“VSOE”) of their individual fair values, determined in accordance with SOP 97-2. VSOE for maintenance services is established by selling the maintenance services on a substantive renewal basis, with pricing based upon a stated percentage of the stipulated software license fees. For those software transactions that have multiple elements for which the Company does not have VSOE of fair value on one or more of the delivered elements, the Company allocates the contract value to the respective elements based upon the “residual method” in accordance with SOP 98-9. Under the residual method, the undiscounted fair value of the undelivered elements is deferred and subsequently recognized as they are delivered.

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

installments, all payments generally are due within one year from the date of delivery of the software. Software license arrangements with extended payment terms (e.g., arrangements in which software fees are not due within one year of the date of delivery of the software) are recognized as the fees become due and payable.

The Company’s arrangements may include projects for implementation services that involve significant production, modification or customization of the software being licensed. Accordingly, software license and professional services revenues related to these arrangements are recognized over the period the services are provided under the percentage-of-completion (“POC”) method of accounting in conformity with: (i) SOP 97-2; (ii) Accounting Research Bulletin No. 45, “Long Term Construction Type Contracts” (“ARB 45”); and (iii) SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). Under the POC method of accounting, software license and professional services revenues are recognized as the services are performed. The Company typically uses hours performed on a project as the measure to determine the percentage of the work completed. The Company’s use of the POC method of accounting on a project requires estimates of the total project revenues, total project costs, and the expected efforts necessary to complete a project. Changes in estimates may result in revisions to the project-to-date revenue recognized in the period in which the revised estimates are determined. A number of internal and external factors can affect the Company’s estimates. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident.

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

Fees for software maintenance (also known as post-contract customer support, or PCS) are recognized ratably over the service period. The Company’s maintenance services consist primarily of client and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements. If specified upgrades or enhancements are offered in an arrangement, which is rare, they are accounted for as a separate element in accordance with SOP 97-2.

Revenue from fixed price long-term service contracts that would not fall under the guidelines of SOP 97-2 is recognized using a method consistent with the proportional performance method. Under a proportional performance model, revenue is recognized by allocating revenue between reporting periods based on relative service provided in each reporting period, and costs are generally recognized as incurred. The Company utilizes an input-based approach (i.e., hours worked) for purposes of measuring performance on these types of contracts. The Company’s input measure is considered a reasonable surrogate for an output measure. In instances when the work performed on fixed price agreements is of relatively short duration, or if the Company is unable to make reasonably dependable estimates at the outset of the arrangement, the Company uses the completed contract method of accounting whereby revenue is recognized when the work is completed.

Revenue from professional services billed on a time-and-materials basis is recognized as the services are performed and as amounts due from clients are deemed collectible and contractually non-refundable.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue and Unbilled Accounts Receivable.    Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Revenue recognized prior to the scheduled billing date is recorded as unbilled accounts receivable. Deferred revenue as of December 31, broken out by source of revenue, was as follows (in thousands):

	2004	2003
Processing and related services	$8,331	$6,888
Software.	5,215	5,017
Maintenance services.	37,419	34,593
Professional services	9,129	9,427

Total.	$60,094	$55,925

Current portion.	$53,250	$52,655
Non-current portion	6,844	3,270

Total.	$60,094	$55,925

Postage.    The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The Company has concluded that net treatment of these revenues is appropriate as the Company: (i) generally has little or no credit risk with regard to postage, as the Company requires postage deposits from its clients based on contractual arrangements prior to the mailing of customer statements; (ii) has no discretion over the supplier of postal delivery services; and (iii) is not the primary obligor in the postal delivery service. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the years ended December 31, 2004, 2003, and 2002 was $180.4 million, $167.7 million, and $151.3 million, respectively.

Cash and Cash Equivalents.    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of repurchase agreements, commercial paper, and institutional money market funds.

Short-term Investments and Other Financial Instruments.    The Company classifies all of its short-term investments as “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments are stated at fair value, with unrealized gains and losses on such securities included, net of the related income tax effect, in stockholders’ equity. For all short-term investments, unrealized losses that are considered “other than temporary” are recognized immediately in earnings. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of the investments.

The Company’s short-term investments at December 31, 2004 consisted of $15.5 million of U.S. government debt obligations and $1.2 million of corporate debt obligations. All of the Company’s short-term investments had contractual maturities of less than one year at the time of acquisition. Because of their short term to maturity, the amortized cost of the short-term investments approximates fair value. Proceeds from the sale of short-term investments were $8.8 million, $8.8 million and $56.6 million in 2004, 2003 and 2002, respectively. Purchases of short-term investments were $25.5 million, $7.8 million and $4.2 million in 2004, 2003 and 2002, respectively. Gross realized gains and losses from the sale of short-term investments were not material in any period presented.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s other balance sheet financial instruments as of December 31, 2004 and 2003 include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. As of December 31, 2004, the fair value of the Company’s long-term debt, based upon quoted market prices, was approximately $232 million. The fair value of the contingent interest feature of the Company’s long-term debt, considered an embedded derivative, as of December 31, 2004, was $0.1 million (see Note 7). The Company does not utilize any derivative financial instruments for purposes of managing the market risks related to its financial instruments.

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

The Company’s billed accounts receivable balance by geographic region (based on the location of the client) as of December 31 is as follows (in thousands):

	2004	2003
North America (principally the U.S.)	$103,884	$101,156
Europe, Middle East and Africa (principally Europe )	21,540	20,216
Asia Pacific	13,540	14,287
Central and South America	7,910	6,177

Total billed accounts receivable	146,874	141,836
Less allowance for doubtful accounts	(4,818)	(11,145)

Total billed accounts receivable, net of allowance	$142,056	$130,691

The Company does not require collateral or other security to support accounts receivable. The Company evaluates the credit worthiness of its clients in conjunction with its revenue recognition processes, as discussed above, as well as through its ongoing collectibility assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. The Company uses various judgments and estimates in determining the adequacy of the allowance for doubtful accounts receivable. The activity in the Company’s allowance for doubtful accounts receivable for the years ended December 31 is as follows (in thousands):

	2004	2003	2002
Balance, beginning of year	$11,145	$12,079	$6,310
Additions (reductions) to expense	(5,330)	(7,835)	7,614
(Write-offs) recoveries	(1,836)	6,376	(2,024)
Other	839	525	179

Balance, end of year	$4,818	$11,145	$12,079

In 2004, approximately $2.2 million of the reductions to expense and $1.7 million of the write-offs related to the sale of the Adelphia accounts receivable (see Note 10). In 2003, approximately $7.4 million of the reductions to expense and of the recoveries related to the collection of purchased Kenan Business accounts receivable in excess of the value assigned to such accounts receivable in the Kenan Business purchase accounting.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment.    Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the shorter of their economic life or the lease term. Depreciation expense is computed using the straight-line method for financial reporting purposes. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation for income tax purposes is computed using accelerated methods.

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

Realizability of Long-Lived Assets.    The Company evaluates the recoverability of its long-lived assets, other than goodwill, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate that a possible impairment of these assets may have occurred. A long-lived asset is impaired if estimated future undiscounted cash flows associated with that asset are insufficient to recover the carrying amount of the long-lived asset. If deemed impaired, the long-lived asset is written down to its fair value.

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

Restructuring Charges.    The Company’s 2004 and 2003 restructuring charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

146”), which the Company adopted effective January 1, 2003, and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an Amendment of FASB Statement No. 5 and 43”. The Company’s 2002 restructuring charges were accounted for in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that the liability for costs associated with a restructuring activity be recognized when the liability is incurred. Under EITF 94-3, a liability for a restructuring activity was generally recognized at the date of the Company’s commitment to the restructuring plan.

Loss Contingencies.    The Company follows the guidelines of SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”) in determining the appropriate accounting and disclosures for the Company’s loss and gain contingencies. The Company accrues for a loss contingency when: (i) it is probable that an asset has been impaired, or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated. The determination of accounting for loss contingencies is subject to various judgments and estimates. The Company does not record the benefit from a gain contingency until the benefit is realized.

Earnings Per Common Share (“EPS”).    EPS has been computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted EPS is consistent with the calculation of basic EPS while considering the effect of potentially dilutive common shares outstanding during the period. Unvested shares of restricted stock are not included in the basic EPS calculation. Basic and diluted EPS are presented on the face of the Company’s Consolidated Statements of Operations.

No reconciliation of the basic and diluted EPS numerators is necessary as net income (loss) is used as the numerators for all periods presented. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Year Ended December 31,
	2004	2003	2002
Basic weighted-average common shares	50,477	51,432	52,116
Dilutive effect of common stock options	311	—	377
Dilutive effect of unvested restricted stock	435	—	32
Dilutive effect of Convertible Debt Securities	—	—	—

Diluted weighted-average common shares	51,223	51,432	52,525

Because the Company was in a net loss position for the year ended December 31, 2003, potentially dilutive common shares of 0.3 million (related to certain unvested shares of restricted stock and certain stock options) were excluded in calculating dilutive EPS, as their effect was antidilutive. In addition, irrespective of whether the Company was in a net income or net loss position, potentially dilutive common shares related to stock options and unvested shares of restricted stock of 1.2 million, 2.8 million and 4.5 million, respectively, for the years ended December 31, 2004, 2003 and 2002, were excluded from the computation of diluted EPS as their effect was antidilutive.

In June 2004, the Company completed an offering of Convertible Debt Securities (see Note 7). Under the application of GAAP that existed at the time of issuance, the Convertible Debt Securities were not included in the computation of diluted EPS until one of the contingent conversion features had been met. In the third quarter of 2004, the EITF reached a final consensus decision on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). The EITF’s consensus decision, which

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

became effective in the fourth quarter of 2004, states that shares to be potentially issued under contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether any of the contingent conversion features have been met. The Company adopted EITF 04-8 during the fourth quarter of 2004. On December 15, 2004, the Company exercised an irrevocable election to settle the $230 million principal amount of the Convertible Debt Securities in cash upon conversion. After exercising the irrevocable election, the Company was able to achieve “Instrument C” status as described in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”) for the Convertible Debt Securities. Instrument C status allows the Company to calculate dilution related to the Convertible Debt Securities using the “treasury stock” method. Under the treasury stock method, the Company had no reduction in previously reported earnings per diluted share in the second and third quarters of 2004 (due to the adoption of EITF 04-8), and experienced no dilution related to the Convertible Debt Securities for the fourth quarter of 2004, as the Company’s average stock price did not exceed the current effective conversion price of $26.77 per share during these periods. In future periods, the Convertible Debt Securities will impact the Company’s diluted earnings per share calculation only in those periods in which the Company’s average stock price exceeds the current effective conversion price of $26.77 per share.

Stock-Based Compensation.    During the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock-based awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the prospective method of transition as outlined in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123” (“SFAS 148”). The adoption of SFAS 123 was effective as of January 1, 2003. Under the prospective method of transition, all stock-based awards granted, modified, or settled on or after January 1, 2003, are accounted for in accordance with SFAS 123. Stock-based awards granted prior to January 1, 2003, continue to be accounted for in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (“APB 25”), and follow the disclosure provisions of SFAS 123 and SFAS 148.

At December 31, 2004, the Company had five stock-based compensation plans (see Note 14). The Company recorded stock-based compensation expense of $14.9 million, $5.6 million and $1.4 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the Company continues to follow APB 25 for all stock-based awards granted prior to January 1, 2003, and the prospective method of transition under SFAS 148 for stock-based awards granted, modified, or settled on or after January 1, 2003, compensation expense recorded in the Company’s accompanying Consolidated Statements of Operations is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for the Company’s five stock-based compensation plans been based on the fair value at the grant dates for awards under those plans for all periods, consistent with the methodology of SFAS 123, the Company’s net income (loss) and net income (loss) per share available to common stockholders for the years ended December 31, 2004, 2003 and 2002, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$47,184	$(26,277)	$44,618
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	9,200	3,455	878
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(13,960)	(18,671)	(19,192)

Net income (loss), pro forma	$42,424	$(41,493)	$26,304

Net income (loss) per share:
Basic—as reported	$0.93	$(0.51)	$0.86
Basic—pro forma	0.84	(0.81)	0.50
Diluted—as reported	0.92	(0.51)	0.85
Diluted—pro forma	0.83	(0.81)	0.50

The Company did not grant any stock option awards during 2004. For the years ended December 31, 2003 and 2002, the fair value of stock option awards were estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions, respectively: risk-free interest rates of 2.8% and 3.6%; dividend yield of zero percent for both years; expected lives of 5.5 years and 5.6 years; and volatility of 60.0% for both years.

Comprehensive Income (Loss).    The components of comprehensive income (loss) are reflected in the accompanying Consolidated Statements of Stockholders’ Equity. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate primarily to indefinite investments in non-U.S. subsidiaries.

Reclassification.    Certain December 31, 2003 and 2002 amounts have been reclassified to conform to the December 31, 2004 presentation.

Accounting Pronouncements Issued But Not Yet Effective.    In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement is a revision of SFAS 123, and supersedes APB 25 and its related implementation guidance. SFAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company expects to adopt SFAS 123R effective July 1, 2005 (the “Effective Date”) using the modified prospective method of transition. Under the modified prospective application, SFAS 123R will apply to new

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards and to awards modified, repurchased, or cancelled after the Effective Date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the Effective Date shall be recognized as the requisite service is rendered on or after the Effective Date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. The Company does not expect the adoption of SFAS 123R to have a significant impact to its Consolidated Financial Statements.

3.    Business Acquisitions

The Company follows the provisions of SFAS No. 141, “Business Combinations” in accounting for acquisitions. The Company did not have any material business acquisitions in 2004 or 2003. During 2002, the Company acquired the Kenan Business, the ICMS Business and the Davinci Business.

Kenan Business Acquisition.    On February 28, 2002, the Company acquired the billing and customer care assets of Lucent Technologies Inc. (“Lucent”) for $250.9 million in cash, plus $5.1 million in acquisition costs. Lucent’s billing and customer care business consisted primarily of: (i) software products and related maintenance and consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; and (iii) elements of Lucent’s client support, product support, and sales and marketing organizations (collectively, the “Kenan Business”). The Kenan Business is a global provider of convergent billing and customer care software and services that enable telecommunications service providers to bill their customers for existing and next-generation services, including mobile, Internet, wireline telephony, cable television, and satellite. A significant percentage of the Kenan Business revenues are generated outside the U.S. The Company purchased the Kenan Business as a means to expand the marketing of its products and services internationally.

ICMS Business Acquisition.    On August 30, 2002, the Company acquired certain intellectual property and client contracts associated with IBM’s Integrated Customer Management System (“ICMS”) customer care and billing solution for $10.4 million in cash, plus $0.4 million in acquisition costs. The ICMS platform is a stand-alone solution that offers customer care, provisioning, rating and billing and is based on the IBM eServer iSeries system. The Company acquired ICMS to increase its client base and further enhance its portfolio of solutions in support of the Company’s international growth strategy.

Davinci Business Acquisition.    On December 20, 2002, the Company acquired 100% of the common stock of Davinci Technologies Inc. (“Davinci”), a Toronto, Canada-based company, for $3.2 million in cash, plus $0.1 million in acquisition costs. The acquisition of Davinci gave the Company ownership of Davinci’s m-Care™ solution (subsequently re-named CSG™ Total Care) which has been integrated with the Company’s Kenan Business product suite to enhance its customer self-care and electronic bill presentment and payment features. In addition to the cash paid at closing, the Davinci purchase agreement included contingent purchase provisions, providing the sellers of Davinci the opportunity to receive additional purchase price amounts in 2003 through 2006. In 2003, the Company accrued a contingent purchase price amount of $0.8 million. In 2004, the contingent purchase price amount was not material. During 2005 and 2006, the sellers of Davinci are eligible to receive contingent purchase price amounts of up to $1.8 million. The contingent purchase price amounts are being recorded as additional purchase price when the events associated with the contingencies occur.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Purchase Price Allocations.    The following table summarizes the estimated fair values of the acquired assets and assumed liabilities at the date of acquisition for the above mentioned businesses (in thousands):

	Kenan	ICMS	Davinci
Current assets (primarily accounts receivable)	$62,700	$—	$800
Fixed assets (primarily computer equipment and leasehold improvements)	9,000	—	200
In-process purchased research and development	19,300	—	—
Acquired client contracts	6,000	—	—
Acquired software and technology	46,600	5,700	2,550
Goodwill	195,300	7,100	—

Total assets acquired	338,900	12,800	3,550

Current liabilities	(74,900)	(2,000)	(300)
Non-current liabilities	(8,000)	—	—

Total liabilities assumed	(82,900)	(2,000)	(300)

Net assets acquired	$256,000	$10,800	$3,250

The Kenan Business in-process purchased research and development (“IPRD”) represented research and development of software technologies, which had not reached technological feasibility and had no alternative future use as of the acquisition date. IPRD was expensed as of the close of the acquisition and consisted of projects related to significant enhancements to existing products, as well as the development of new products. The Company estimated the fair value of the Kenan Business IPRD projects, on a project-by-project basis, using an income approach. The risk-adjusted discount rates used in this estimation process ranged from 25% to 35%. As of December 31, 2004, all of the IPRD projects had been completed.

The Kenan Business acquired client contracts intangible asset represented the estimated value of client contracts that existed at the date of the Kenan Business acquisition, and was amortized on a straight-line basis over the twelve months ended February 28, 2003. The Kenan Business acquired software and technology intangible assets represented the estimated value of the three primary developed technology products of the Kenan Business, and are being amortized on a straight-line basis over sixty months.

Approximately 25% of the Kenan Business goodwill has been allocated to foreign tax jurisdictions where the Company will not receive a local income tax benefit. However, the Company may realize an income tax benefit under U.S. tax laws with respect to the foreign allocated goodwill. The Company has assigned 100% of the goodwill resulting from the 2002 acquisitions to the GSS Division operating segment.

The Kenan Business liabilities assumed consisted primarily of deferred revenue related to assumed service obligations, employee-related liabilities (e.g., accrued vacation and involuntary severance of Kenan Business employees terminated immediately upon closing of the acquisition), and a liability related to the costs (on a present value basis) of abandoning certain assumed facility leases. The deferred revenue amounts represented the estimated fair value of the obligations the Company assumed at the acquisition date to complete professional services contracts and software maintenance contracts. The rollforward of the liability for the abandonment of certain assumed facility leases from the acquisition date through December 31, 2004 has been combined with the Company’s other facility abandonment reserves in Note 8.

Kenan Business Acquisition-Related Expenses.    In conjunction with the Kenan Business acquisition, during 2002, the Company incurred $30.0 million of direct and incremental acquisition-related expenses, consisting

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

primarily of: (i) in-process research and development of $19.3 million; (ii) integration costs (e.g., legal, accounting, etc.) of $4.4 million; and (iii) employee-related costs (primarily existing CSG employee redundancy costs) of $3.9 million. The Company completed the integration of the Kenan Business in 2002, and therefore, there were no similar expenses in later periods.

Unaudited Pro Forma Information.    The results of operations for the Kenan Business, the ICMS business and the Davinci business are included in the accompanying Consolidated Statements of Operations for the periods subsequent to their respective acquisition dates. Pro forma information on the Company’s results of operations for the year ended December 31, 2002, assuming the acquisition of the Kenan Business had been completed as of the beginning of 2002, is presented in the table below (in thousands, except for per share amounts).

Year Ended December 31, 2002
(Unaudited)
Total revenues	$638,799
Net income	61,527
Diluted net income per common share:
Net income available to common stockholders	$1.17
Weighted-average common shares	52,525

The unaudited pro forma information is not necessarily indicative of the results of operations had the Kenan Business acquisition actually occurred at the beginning of 2002, nor is it necessarily indicative of future results. Pro forma information on the Company’s results of operations for the year ended December 31, 2002, to reflect the ICMS Business and Davinci Business acquisitions, is not presented as the results of operations during the period related to these businesses were not material to the Company’s results of operations.

4.    Comcast Arbitration

Arbitration Resolution.    During 2002 and 2003, the Company was involved in various legal proceedings with its largest client, Comcast Corporation (“Comcast”), consisting principally of arbitration proceedings related to the Comcast Master Subscriber Agreement. In October 2003, the Company received the final ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by the Company to Comcast. The award was based on the arbitrator’s determination that the Company had violated the most favored nations (“MFN”) clause of the Comcast Master Subscriber Agreement. The Company recorded the full impact from the arbitration ruling in the third quarter of 2003 as a charge to the Broadband Division’s revenues. As specified in the arbitration ruling, the $119.6 million was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Of the $13.9 million attributable to the third quarter of 2003, $13.5 million was attributed to processing revenues, and $0.4 million was attributed to maintenance revenues. In the fourth quarter of 2003, the Company paid approximately $95 million of the arbitration award to Comcast, and in January 2004, the Company paid the remaining portion of the arbitration award of approximately $25 million. In addition to the arbitration award, the Company paid to Comcast interest of $1.1 million.

Signing of New Comcast Contract.    In March 2004, the Company signed a new contract with Comcast (the “Comcast Contract”). The Comcast Contract superseded the former Comcast Master Subscriber Agreement that was set to expire at the end of 2012. Under the new agreement, the Company expects to continue to support Comcast’s video and high-speed Internet customers at least through December 31, 2008. The pricing inherent in the Comcast Contract was consistent with that of the arbitration ruling in October 2003.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Comcast Contract includes annual financial minimums for 2004, 2005 and 2006 of $85 million, $75 million and $60 million, respectively (total of $220 million). In addition, the Comcast Contract eliminated the exclusive right the Company had under its previous contract with Comcast to provide customer care and billing services for the entire 13 million AT&T Broadband customer base (acquired by Comcast in November 2002). Although the elimination of the Company’s exclusive rights to process these customers increases the risk of customer deconversions from the Company’s system, such risk is mitigated to a certain degree by the annual financial minimums.

Impact of Comcast Contract on Client Contracts Intangible Asset.    The Company has a long-lived client contracts intangible asset related to its Comcast Contract that has a net carrying value as of December 31, 2004 of approximately $45 million. During the first quarter of 2004, the Company evaluated the carrying value of this intangible asset in light of the net cash flows expected to be generated from the Comcast Contract, and concluded that there was no impairment to this asset as a result of the new Comcast Contract. No events have occurred or additional facts have become available since that evaluation was performed that would cause the Company to change its first quarter of 2004 conclusion. However, as a result of the shortened term of the Comcast Contract, effective in March 2004, the Company was required to accelerate the amortization of this intangible asset. Total amortization related to the Comcast Contract for 2004, 2003, and 2002 was $10.5 million $5.7 million, and $5.6 million, respectively. The amortization of the client contracts intangible asset is recorded as a reduction in processing revenues, as opposed to amortization expense, in the accompanying Consolidated Statements of Operations.

5.    Segment Reporting and Significant Concentrations

Overview.    Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires disclosures of selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires operating segments to be determined based on the way management organizes a company for purposes of making operating decisions and assessing performance. Based on the guidelines of SFAS 131, the Company determined that through February 28, 2002, it had one reportable segment: customer care and billing solutions for the worldwide converging communications markets. With the acquisition of the Kenan Business on February 28, 2002 (see Note 3), the Company has organized its business into two operating segments: the Broadband Division and the GSS Division.

The accounting policies for each operating segment are the same as those described in the summary of significant accounting policies in Note 2 above.

Broadband Division.    The Broadband Division consists principally of the historical processing operations and related software products of the Company. Products and services from the Broadband Division made up approximately two-thirds of the Company’s total revenues in 2004, 2003 and 2002. The Broadband Division generates a substantial percentage of its revenues by providing customer care and billing services to the U.S. and Canadian cable television and satellite industries through its core service bureau processing product, CCS. The Broadband Division sells its software products (e.g., ACSR, Workforce Express, etc.) and professional services principally to its existing base of processing clients to: (i) enhance the core functionality of its service bureau processing application; (ii) increase the efficiency and productivity of the clients’ operations; and (iii) allow clients to effectively roll out new products and services to new and existing markets, such as high-speed data/ISP, IP markets, and residential telephony.

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

The impact of the Comcast arbitration award discussed in Note 4 is reflected within the Broadband Division.

GSS Division.    The GSS Division consists of the Company’s stand-alone software products and related services, which principally includes the Kenan Business, and to a much lesser degree, the acquired ICMS, Davinci, and plaNet businesses. Products and services from the GSS Division made up approximately one-third of the Company’s total revenues in 2004, 2003 and 2002. The majority of the Kenan Business revenues are generated from international operations. Approximately 77%, 78% and 79% of the GSS Division’s revenues were generated outside the U.S in 2004, 2003 and 2002, respectively.

The GSS Division is a global provider of convergent billing and customer care software and services that enables telecommunications service providers to bill their customers for existing and next-generation services, including mobile, Internet, wireline, cable television, and satellite. The GSS Division’s revenues consist of software license and maintenance fees, and various professional and consulting services related to its software products (principally implementation services). The GSS Division’s primary product offerings include: (i) the Kenan Business software product suite, a core convergent billing platform, and its key components and modules, which include, among others, billing mediation, threshold servers, real-time rating engines, revenue settlement solutions and pre-paid/post-paid convergent billing solutions, aimed at helping telecommunication service providers manage their operations more effectively and efficiently; and (ii) professional services. The GSS Division’s professional services organizations provide a variety of consulting services, such as product implementation and customization, business consulting, project management, and training services.

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s operating segment information and corporate overhead costs are presented below (in thousands):

	Year Ended December 31, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$324,397	$2,697	$—	$327,094
Software revenues	4,094	30,821	—	34,915
Maintenance revenues	18,912	78,735	—	97,647
Professional services revenues	1,040	69,050	—	70,090

Total revenues	348,443	181,303	—	529,746
Segment operating expenses (1)	206,871	173,739	61,095	441,705

Contribution margin (loss) (1)	$141,572	$7,564	$(61,095)	$88,041

Contribution margin (loss) percentage	40.6%	4.2%	N/A	16.6%

Certain non-cash expenses:
Depreciation	$6,759	$4,618	$3,714	$15,091
Amortization (2)	11,407	14,177	—	25,584
Stock-based compensation	4,347	3,181	7,358	14,886

Total	$22,513	$21,976	$11,072	$55,561

	Year Ended December 31, 2003
	Broadband Division	GSS Division	Corporate	Total
Processing revenues (3)	$338,936	$3,449	$—	$342,385
Software revenues	5,141	36,290	—	41,431
Maintenance revenues (3)	18,755	74,809	—	93,564
Professional services revenues	1,550	66,409	—	67,959

Subtotal	364,382	180,957	—	545,339
Charge for arbitration ruling attributable to periods prior to July 1, 2003 (3)	(105,679)	—	—	(105,679)

Total revenues, net	258,703	180,957	—	439,660
Segment operating expenses (1)	211,103	190,166	66,102	467,371

Contribution margin (loss) (1)	$47,600	$(9,209)	$(66,102)	$(27,711)

Contribution margin (loss) percentage	18.4%	(5.1%)	N/A	(6.3%)

Certain non-cash expenses:
Depreciation	$8,988	$4,705	$3,685	$17,378
Amortization (2)	7,194	14,668	—	21,862
Stock-based compensation	318	222	5,019	5,559

Total	$16,500	$19,595	$8,704	$44,799

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$372,426	$607	$—	$373,033
Software revenues	24,233	44,143	—	68,376
Maintenance revenues	20,274	68,801	—	89,075
Professional services revenues	2,267	78,181	—	80,448

Total revenues	419,200	191,732	—	610,932
Segment operating expenses (1)	212,087	203,809	51,201	467,097

Contribution margin (loss) (1)	$207,113	$(12,077)	$(51,201)	$143,835

Contribution margin (loss) percentage	49.4%	(6.3%)	N/A	23.5%

Certain non-cash expenses:
Depreciation	$10,926	$2,431	$5,482	$18,839
Amortization (2)	6,465	13,563	—	20,028
Stock-based compensation	—	—	1,413	1,413

Total	$17,391	$15,994	$6,895	$40,280

(1)	The Company’s segment operating expenses and contribution margin (loss), determined in accordance with GAAP, exclude: (i) restructuring charges of: $2.7 million, $11.9 million and $12.7 million, respectively, for the years ended December 31, 2004, 2003 and 2002; and (ii) Kenan Business acquisition-related expenses of $30.0 million for the year ended December 31, 2002.
(2)	Amortization of investments in client contracts related to incentives provided to new or existing clients to convert and process their customers on the Broadband Division’s customer care and billing systems of $11.4 million, $6.4 million and $6.2 million, respectively, for the years ended December 31, 2004, 2003 and 2002, has been reflected as a reduction in processing and related services revenues in the segment information presented above and in the accompanying Consolidated Statements of Operations.
(3)	The Company recorded the impact from the Comcast arbitration ruling in the third quarter ended September 30, 2003 as a charge to revenue. Based on the arbitrator’s ruling, the $119.6 million award was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Of the $13.9 million attributable to the third quarter of 2003, $13.5 million was attributed to processing revenues, and $0.4 million was attributed to maintenance revenues.

Reconciling information between reportable segments contribution margin (loss) and the Company’s consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Segment contribution margin (loss)	$88,041	$(27,711)	$143,835
Restructuring charges	(2,694)	(11,850)	(12,721)
Kenan Business acquisition-related expenses	—	—	(29,957)

Operating income (loss)	85,347	(39,561)	101,157
Interest expense	(10,334)	(14,717)	(14,033)
Write-off of deferred financing costs	(6,569)	—	—
Interest income and other	762	5,818	420

Income (loss) before income taxes	$69,206	$(48,460)	$87,544

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring charges related to each reportable segment is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Broadband division	$241	$2,114	$1,881
GSS division	1,403	9,476	10,465
Corporate	1,050	260	375

Total restructuring charges	$2,694	$11,850	$12,721

Geographic Regions.    The Company uses the location of the client as the basis of attributing revenues to individual countries. Financial information relating to the Company’s operations by geographic region is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Total Revenues:
North America (principally the U.S.)	$390,641	$300,085	$459,224
Europe, Middle East and Africa (principally Europe )	83,309	85,257	79,214
Asia Pacific	34,163	31,035	40,510
Central and South America	21,633	23,283	31,984

Total revenues	$529,746	$439,660	$610,932

For revenues generated outside North America, no single country accounts for more than 5% of the Company’s total revenues.

	As of December 31,
	2004	2003
Long-lived Assets (excludes intangible assets):
North America (principally the U.S.)	$29,021	$33,235
Europe, Middle East and Africa (principally Europe)	4,056	3,611
All other	1,399	1,372

Total long-lived assets	$34,476	$38,218

Significant Clients.    The Company’s two largest clients are Comcast and Echostar. See Note 4 for additional discussion of the Company’s business relationship and contract with Comcast. During the years ended December 31, 2004, 2003, and 2002: (i) revenues from Comcast represented approximately 16%, 26%, and 27%, respectively, of total revenues; and (ii) revenues from Echostar Communications Corporation (“Echostar”) represented approximately 14%, 15%, and 11%, respectively, of total revenues.

The Company expects to continue to generate a significant percentage of its future revenues from Comcast and Echostar. There are inherent risks whenever a large percentage of total revenues is concentrated with a limited number of clients. One such risk is that, should Comcast or Echostar: (i) terminate or fail to renew their contracts with the Company, in whole or in part for any reason; or (ii) significantly reduce the number of customers processed on the Company’s system, it could have a material adverse effect on the Company’s financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of the Comcast client contracts intangible asset).

As of December 31, 2004 and 2003, net billed accounts receivable balances attributable to: (i) Comcast was approximately 17% and 18%, respectively; and (ii) Echostar was approximately 13% and 13%, respectively.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Long-Lived Assets

Property and Equipment.    Property and equipment at December 31 consists of the following (in thousands):

	Useful Lives (years)	2004	2003
Computer equipment	3	$44,133	$52,481
Leasehold improvements	5-10	18,730	16,733
Operating equipment	3-5	43,197	42,753
Furniture and equipment	8	14,324	15,105
Capital projects in process	—	1,160	675

		121,544	127,747
Less—accumulated depreciation		(87,068)	(89,529)

Property and equipment, net		$34,476	$38,218

Goodwill.    The Company does not have any intangible assets with indefinite lives other than goodwill. The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Broadband Division	GSS Division	Consolidated
Balance as of January 1, 2003	$623	$219,442	$220,065
Adjustment to Kenan Business acquired assets and assumed liabilities	—	(2,493)	(2,493)
Effects of changes in foreign currency exchange rates and other	—	1,627	1,627

Balance as of December 31, 2003	623	218,576	219,199
Adjustment to Kenan Business acquired assets and assumed liabilities	—	(1,508)	(1,508)
Effects of changes in foreign currency exchange rates and other	—	655	655

Balance as of December 31, 2004	$623	$217,723	$218,346

Other Intangible Assets.    The Company’s intangible assets subject to amortization consist of client contracts and software. As of December 31, the carrying values of these assets were as follows (in thousands):

	2004			2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$113,095	$(62,898)	$50,197	$109,109	$(50,973)	$58,136
Software	101,781	(77,086)	24,695	100,737	(62,957)	37,780

Total	$214,876	$(139,984)	$74,892	$209,846	$(113,930)	$95,916

Client contracts consist of: (i) investments in client contracts; and (ii) acquired client contracts. Investments in client contracts are principally incentives provided to new or existing clients to convert and process their customers on the Company’s customer care and billing systems. Investments in client contracts related to client

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incentives are amortized ratably over the lives of the respective contracts, which have termination dates that range from 2008 through 2013. As of December 31, 2004 and 2003, the Company had an investment in client contracts related to client incentives, net of accumulated amortization, of $46.9 million and $57.4 million, respectively. The amortization of the investments in client contracts related to client incentives is reflected as a reduction in processing and related services revenues in the accompanying Consolidated Statements of Operations, and for the years ended December 31, 2004, 2003, and 2002 was $11.4 million, $6.4 million, and $6.2 million, respectively.

Investments in client contracts also include direct and incremental costs that the Company has capitalized, using the guidance in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), related to revenue arrangements where the Company has deferred fees to convert or set-up client customers onto the Company’s service bureau customer care and billing applications. Investment in client contracts related to the deferral of conversion/set-up services costs are amortized proportionately and over the same period that the deferred conversion/set-up services fees are recognized as revenue, and are reflected in cost of processing and related services in the accompanying Consolidated Statements of Operations. As of December 31, 2004 and 2003, the Company had an investment in client contracts related to conversion/set-up services costs, net of accumulated amortization, of $3.3 million and $0.7 million, respectively. The amortization of the investment in client contracts related to the deferral of conversion/set-up services costs was $0.2 million for the year ended December 31, 2004.

Acquired client contracts represent assets acquired in the Kenan Business acquisition, which were amortized over their estimated useful life of one year (fully amortized as of February 28, 2003). The amortization of acquired client contracts is reflected in cost of software and maintenance revenues in the accompanying Consolidated Statements of Operations, and for the years ended December 31, 2003 and 2002, was $1.1 million and $5.4 million, respectively.

The Company’s software intangible assets relate primarily to software and similar intellectual property rights from various business acquisitions, which are being amortized over their estimated useful lives ranging from three years to five years. The amortization of software is reflected in cost of software and maintenance in the accompanying Consolidated Statements of Operations, and for the years ended December 31, 2004, 2003, and 2002 was $14.0 million, $14.4 million, and $8.5 million, respectively.

The Company expended $59.0 million, $62.9 million, and $73.7 million, respectively, for internal software R&D projects in the years ended December 31, 2004, 2003, and 2002. The Company did not capitalize any internal software R&D costs in the years ended December 31, 2004, 2003, or 2002 as the costs subject to capitalization during these periods were not material. The Company did not have any capitalized internal software R&D costs included in its December 31, 2004 or 2003 accompanying Consolidated Balance Sheets.

The aggregate amortization for client contracts and software for the years ended December 31, 2004, 2003, and 2002, was $25.6 million, $21.9 million, and $20.1 million, respectively. Based on the December 31, 2004 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2005—$25.7 million; 2006—$21.9 million; 2007—$13.7 million; 2008—$12.1 million; and 2009—$0.7 million.

Carrying Value of the GSS Division’s Intangible Assets.    As of December 31, 2004, there was approximately $28 million in net intangible assets (primarily software) and approximately $218 million of goodwill that was attributable to the GSS Division, which included the assets from the Kenan Business, ICMS, Davinci, and plaNet acquisitions. Key drivers of the value assigned to these acquisitions are the global telecommunications industry

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

client base and the software assets acquired. The Company performed its annual GSS Division goodwill impairment test as of July 31, 2004 and July 31, 2003, and performed certain financial analyses of the GSS Division’s other long-lived intangible assets at those dates as well, and concluded that no impairment of the GSS Division’s goodwill or other long-lived intangible assets had occurred at those dates. As of December 31, 2004, the Company concluded that no events or changes in circumstances have occurred since July 31, 2004 to warrant an impairment assessment of the GSS Division’s goodwill and/or other long-lived intangible assets. If the current economic conditions within the global telecommunications industry take longer to recover and/or grow at a pace slower than anticipated, and the Company materially revises the GSS Division financial projections for these or other possible business reasons, it is reasonably possible that a review for impairment of the GSS Division’s goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Carrying Value of Broadband Division’s Intangible Assets.    As of December 31, 2004, the Broadband Division had intangible assets related to client contracts with a net carrying value of approximately $47 million. Of this amount, approximately $45 million relates to the Comcast Contract. Refer to Note 4 for a discussion of the Company’s impairment assessment of the Comcast client contracts intangible assets in the first quarter of 2004.

7.    Debt

The Company’s debt at December 31 consists of the following (in thousands):

	2004	2003
Senior subordinated convertible contingent debt securities, due June 15, 2024, interest at 2.50%	$230,000	$—
2004 Revolving Credit Facility, due September 2009, interest at base rate or adjusted LIBOR, plus applicable margin	—	—

2002 Credit Facility:
Tranche A term credit facility, due February 2007, interest at adjusted LIBOR plus 3.25%	—	83,142
Tranche B term credit facility, due February 2008, interest at adjusted LIBOR plus 3.50%	—	145,783
$40 million revolving credit facility, due February 2007, interest at adjusted LIBOR plus applicable margin	—	—

	230,000	228,925
Less-current portion	—	(45,137)

Long-term debt, net of current maturities	$230,000	$183,788

Convertible Debt Securities.    On June 2, 2004, the Company completed an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 (the “Convertible Debt Securities”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933.

The Company used the proceeds from the Convertible Debt Securities, along with available cash, cash equivalents and short-tem investments, to: (i) repay the outstanding balance of $198.9 million and terminate its 2002 Credit Facility (including the revolving credit facility); (ii) repurchase 2.1 million shares of the Company’s common stock for $40.0 million (market price of $18.72 per share) from the initial purchasers of the Convertible Debt Securities; and (iii) pay debt issuance costs of $7.2 million, of which $6.3 million consisted of underwriting commissions.

The Convertible Debt Securities are unsecured, subordinated to any of the Company’s future senior debt, and senior to the Company’s future junior subordinated debt. The Convertible Debt Securities, issued at a price of 100% of their principal amount, bear interest at a rate of 2.5% per annum, which is payable semiannually in

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Convertible Debt Securities are convertible into the Company’s common stock, under the specified conditions and settlement terms outlined below, at an initial conversion rate of 37.3552 shares per $1,000 principal amount of Convertible Debt Securities, which is equal to an effective conversion price of $26.77 per share. The conversion rate can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase Company stock at a price below the then-current market price, cash dividends, and certain purchases by the Company of its common stock pursuant to a tender offer or exchange offer.

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

The Company originally had the right to settle the Convertible Debt Securities upon conversion by delivering Company common stock, cash or any combination of Company common stock and cash. However, on December 15, 2004, pursuant to Section 10.3(c) of the Indenture relating to the Convertible Debt Securities, the Company notified the trustee and holders of the Convertible Debt Securities that it was exercising its irrevocable election to satisfy in cash 100% of the $230 million principal amount of the Convertible Debt Securities converted after the date of the notification. After such election, the Company may still satisfy its conversion obligation, to the extent it exceeds the principal amount, in Company common stock, cash or any combination of Company common stock and cash. The Company made the irrevocable election to settle in cash 100% of the $230 million principal amount of the Convertible Debt Securities in conjunction with its adoption of EITF 04-8, which became effective during the fourth quarter of 2004. See Note 2 for additional discussion of this matter.

In conjunction with the issuance of the Convertible Debt Securities, the Company entered into a registration rights agreement with the initial purchasers, in which the Company agreed to: (i) file a shelf registration statement with the SEC for the benefit of the holders of the Convertible Debt Securities within 90 days of the completion of the Convertible Debt Securities offering; (ii) use reasonable best efforts to cause such registration statement to become effective as promptly as possible, but in no event later than 180 days from the completion of the Convertible Debt Securities offering; and (iii) keep the registration statement effective for a specified period of time. If the Company defaults on the registration rights agreement, it will be required to pay additional interest at a rate of 0.25% per annum on the principal amount of the Convertible Debt Securities up to and including the 90th day following such default, and additional interest at a rate of 0.50% per annum on the principal amount of the Convertible Debt Securities from and after the 91st day following such default. On July 16, 2004, the

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company filed a shelf registration statement on Form S-3 with the SEC for the Convertible Debt Securities. On November 22, 2004, the Form S-3 was declared effective by the SEC. As of December 31, 2004, the Form S-3 remains effective.

The fair value of the Convertible Debt Securities as of December 31, 2004, based upon quoted market prices, was approximately $232 million. The contingent interest feature of the Convertible Debt Securities discussed above is considered an embedded derivative that is required to be bifurcated and accounted for as a freestanding derivative financial instrument. The fair value of this derivative financial instrument, as of December 31, 2004, was $0.1 million.

2004 Revolving Credit Facility.    On September 21, 2004, the Company entered into a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions. The 2004 Revolving Credit Facility is guaranteed by the capital stock of the Company and all of its existing and future domestic subsidiaries, and 65% of the capital stock of all the Company’s existing and future foreign subsidiaries. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letter of credit and a $10 million sub-facility for same day advances provided solely by the U.S financial institution where the Company maintains its cash deposits.

The 2004 Revolving Credit Facility requires maintenance of certain financial ratios, including a leverage ratio and an interest coverage ratio. In addition, the 2004 Revolving Credit Facility subjects the Company to certain limitations, including: (i) the incurrence of certain indebtedness and liens on Company property; (ii) the execution of contracts that represent certain fundamental changes in the Company’s business; (iii) the sale of Company property except in the ordinary course of business; (iv) the making of certain restricted payments, as defined (to include cash dividends); and (v) the making of investments, as defined. As of December 31, 2004, the Company was in compliance with the financial ratio and other covenants of the 2004 Revolving Credit Facility, and the entire $100 million of the 2004 Revolving Credit Facility was available to the Company.

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

As of December 31, 2004, the Company had made no borrowings under the 2004 Revolving Credit Facility. The Company pays a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on the Company’s leverage ratio and ranges from 25 to 50 basis points per annum. As of December 31, 2004, the commitment fee rate was 37.5 basis points per annum.

In conjunction with securing the 2004 Revolving Credit Facility, the Company incurred fees of $0.7 million.

2002 Credit Facility.    On February 28, 2002, CSG Systems, Inc., a wholly-owned subsidiary of the Company, closed on a $400 million senior secured credit facility (the “2002 Credit Facility”) with a syndicate of banks, financial institutions and other entities (the “Bank Group”). The proceeds of the 2002 Credit Facility were used: (i) to fund the Kenan Business acquisition; (ii) pay acquisition-related fees and expenses; (iii) payoff existing indebtedness; and (iv) provide financing for general corporate purposes. On the closing date, the 2002 Credit Facility consisted of a $100 million, five-year revolving credit facility (the “Revolver”), a $125 million, five-year Tranche A Term Loan (“Tranche A”), and a $175 million, six-year Tranche B Term Loan (“Tranche B”). Upon closing of the Kenan Business acquisition, the entire amounts of Tranche A and Tranche B were

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

drawn down. The 2002 Credit Facility was guaranteed by the Company and each of the Company’s direct and indirect domestic subsidiaries. In conjunction with the closing of the 2002 Credit Facility, the Company incurred financing costs totaling $10.4 million. As discussed above, in June 2004, the Company used a portion of the proceeds from the Convertible Debt Securities to repay and terminate the 2002 Credit Facility. As a result, the Company wrote-off unamortized deferred financing costs attributable to the 2002 Credit Facility of $6.6 million during the second quarter of 2004.

The interest rates for the Revolver and the two tranches of term loans of the 2002 Credit Facility were chosen at the option of the Company and were based on a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represented the higher of the floating prime rate for domestic commercial loans and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The Company had historically selected LIBOR loans (as opposed to base rate loans) as the basis for determining its interest rates for its long-term debt. The weighted-average interest rates (adjusted LIBOR plus applicable margin) on Tranche A and Tranche B in 2004 (through the date of termination), 2003 and 2002 were 4.65%, 4.10% and 4.96%, respectively.

The Company amended the 2002 Credit Facility in both 2003 and 2004 for various business reasons. The Company considered the impact of these modifications in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and concluded that these amendments were not an extinguishment of debt as defined therein. The fees paid to or on behalf of the Bank Group in connection with obtaining these amendments, totaling $1.2 million, were capitalized as deferred financing costs.

For an eleven-day period in May 2002, the Company had $5 million outstanding against the Revolver. During 2004 (through the date of termination) and 2003, the Company had no borrowings under the Revolver. The Company paid a commitment fee equal to 0.50% per annum on the average daily unused portion of the Revolver.

Deferred Financing Costs.    As of December 31, 2004, net deferred financing costs related to the Convertible Debt Securities were $6.6 million, and are being amortized to interest expense through the first date the holders of the Convertible Debt Securities can be put back to the Company by the holders (June 15, 2011), or approximately seven years from the date of issuance. As of December 31, 2004, net deferred financing costs related to the 2004 Revolving Credit Facility were $0.7 million, and are being amortized to interest expense over the five-year term of the credit agreement. The net deferred financing costs are reflected in Other Assets in the accompanying Consolidated Balance Sheets. Interest expense for the years ended December 31, 2004, 2003, and 2002 includes amortization of deferred financing costs of $1.7 million, $2.3 million, and $1.8 million, respectively. The weighted-average interest rate on the Company’s debt borrowings, including amortization of deferred financing costs and commitment fees on the revolving credit facilities, for the years ended December 31, 2004, 2003, and 2002 was 4.1%, 5.3%, and 5.9%, respectively.

8.    Restructuring Charges

Cost Reduction Initiatives.    Due to the economic decline in the global telecommunications industry and the uncertainty in the timing and the extent of any economic turnaround within the industry, beginning in the third quarter of 2002 and continuing through the third quarter of 2003, the Company implemented several cost reduction initiatives resulting in restructuring charges. In addition, in response to the expected reduction in revenues resulting from the Comcast arbitration ruling received in October 2003, the Company implemented a cost reduction initiative in the fourth quarter of 2003. A summary of the Company’s cost reduction initiatives through December 31, 2004 is as follows:

•

During the third quarter of 2002, the cost reduction initiative consisted of: (i) involuntary employee terminations from all areas of the Company of approximately 300 people (approximately 10% of the Company’s then current workforce); (ii) limited hiring of new employees; (iii) a reduction of the

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s facilities and infrastructure support costs, including facility consolidations and abandonments; and (iv) reductions in costs in several discretionary spending areas, such as travel and entertainment. Substantially all of the involuntary employee terminations were completed during the third quarter of 2002, with the remainder completed during the fourth quarter of 2002.

•	During the first quarter of 2003, the cost reduction initiative consisted of involuntary employee terminations of approximately 70 people (approximately 2% of the Company’s then current workforce). All of these involuntary employee terminations were completed by the end of the first quarter of 2003, and consisted principally of individuals within the GSS Division.

•	During the second and third quarters of 2003, the cost reduction initiative consisted principally of involuntary employee terminations of approximately 60 people (approximately 2% of the Company’s then current workforce). All of these involuntary employee terminations were completed by the end of the third quarter of 2003, and consisted principally of individuals within the GSS Division.

•	During the fourth quarter of 2003, the cost reduction initiative consisted of: (i) involuntary employee terminations from all areas of the Company of approximately 130 people (approximately 5% of the Company’s then current workforce), with the greatest percentage of these terminations occurring within the Broadband Division; (ii) a reduction of costs related to certain of the Company’s employee compensation and fringe benefit programs, to include a wage freeze; (iii) limited hiring of new employees; (iv) movement of certain product support and/or software research and development functions to lower cost locales; and (v) a reduction in costs in several discretionary spending areas. The fourth quarter of 2003 cost reduction initiative was substantially completed in the first six months of 2004, with additional involuntary employee terminations of approximately 40 people (2% of the Company’s then current workforce), all occurring within the GSS Division.

•	During 2004, the Company abandoned a portion of one if its current office facilities.

Restructuring Charges.    As a result of the cost reduction initiatives described above, during the years ended December 31, 2004, 2003 and 2002, the Company recorded restructuring charges of $2.7 million, $11.9 million and $12.7 million, respectively. The restructuring costs have been reflected as a separate line item on the accompanying Consolidated Statements of Operations. The components of the restructuring charges are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Involuntary employee terminations	$1,754	$7,630	$5,810
Facility abandonments	940	4,195	6,897
All other	—	25	14

Total restructuring charges	$2,694	$11,850	$12,721

The involuntary employee terminations component of the restructuring charges relates primarily to severance payments and job placement assistance for those terminated employees. The facility abandonments component of the restructuring charges relates to office facilities that are under long-term lease agreements that the Company has abandoned. The facility abandonments charge is equal to the present value of the future costs associated with those abandoned facilities, net of the estimated proceeds from any signed noncancelable sublease agreements and assumed future sublease agreements. The Company has used estimates to arrive at both the future costs of the abandoned facilities and the proceeds from any assumed future sublease agreements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Reserves.    The activity in the business restructuring reserves for the years ended December 31, 2004, 2003 and 2002, to include the liability the Company assumed in the Kenan Business acquisition related to the abandonment of certain assumed facility leases (Note 3) is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
January 1, 2002, balance	$—	$—	$—	$—
Abandonment reserve established in the Kenan Business acquisition	—	10,466	—	10,466
Charged to expense during year	5,810	6,897	14	12,721
Cash payments	(5,570)	(1,968)	(14)	(7,552)
Other	—	178	—	178

December 31, 2002, balance	240	15,573	—	15,813
Charged to expense during year	7,630	4,195	25	11,850
Cash payments	(5,752)	(7,094)	(25)	(12,871)
Other	—	447	—	447

December 31, 2003, balance	2,118	13,121	—	15,239
Charged to expense during year	1,754	940	—	2,694
Cash payments	(3,815)	(6,654)	—	(10,469)
Other	—	245	—	245

December 31, 2004, balance	$57	$7,652	$—	$7,709

Of the $7.7 million business restructuring reserve balance as of December 31, 2004, $5.2 million was included in current liabilities and $2.5 million was included in non-current liabilities. As of December 31, 2004 and 2003, the present value of the estimated proceeds from any sublease agreements used in the calculation of the business restructuring reserves was approximately $13 million, of which approximately $5 million related to future sublease proceeds from signed noncancelable sublease agreements.

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

Income Tax Provision (Benefit).    The components of net income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Domestic	$80,992	$(85,744)	$79,934
Foreign	(11,786)	37,284	7,610

	$69,206	$(48,460)	$87,544

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$4,830	$(33,323)	$33,641
State	1,428	(2,935)	6,147
Foreign	(1,484)	13,143	3,960

	4,774	(23,115)	43,748

Deferred:
Federal	16,227	9,174	(1,194)
State	45	(2,704)	(257)
Foreign	976	(5,538)	629

	17,248	932	(822)

Total income tax provision (benefit)	$22,022	$(22,183)	$42,926

The difference between the income tax provision (benefit) computed at the statutory federal income tax rate and the financial statement provision (benefit) for income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Provision (benefit) at federal rate of 35%	$24,222	$(16,961)	$30,662
State income taxes, net of federal impact	957	(3,665)	3,815
Research and development credits	(761)	(3,035)	(1,181)
Impact of foreign operations	(3,042)	2,774	8,649
Resolution of certain income tax contingencies and related items	333	(1,650)	—
Stock-based compensation	655	—	—
Other, net	(342)	354	981

Total income tax provision (benefit)	$22,022	$(22,183)	$42,926

Income tax benefits associated with the Company’s ability to claim a tax deduction for stock-based compensation awards in excess of the book expense associated with those stock-based compensation awards are recorded as a reduction to income taxes payable and as an increase to additional paid-in capital. For the years ended December 31, 2004, 2003 and 2002, the Company recognized income tax benefits related to stock-based compensation awards of approximately $1.3 million, zero, and $0.4 million, respectively. Such income tax benefits are included in net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows. In instances where the Company’s book expense associated with stock-based compensation awards exceeds the tax deduction the Company is able to claim for those stock-based compensation awards, additional income tax expense is recognized. For the year ended December 31, 2004, the Company recognized additional income tax expense associated with stock-based compensation awards of $0.7 million.

The Company considers the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested. Accordingly, no provision for U.S. or additional foreign taxes has been provided for such undistributed earnings. As of December 31, 2004, the undistributed earnings of these foreign subsidiaries amounted to $10.5 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is impractical to estimate the income tax liability, if any, associated with the repatriation of these earnings.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is required to estimate its income tax liability in each jurisdiction in which it operates, which includes both the U.S. (including both federal and state income taxes) and various foreign jurisdictions. Various judgments and estimates are required in evaluating the Company’s tax positions and determining the Company’s provisions for income taxes. During the ordinary course of business, there are certain transactions and calculations for which the ultimate income tax determination is uncertain. In addition, the Company may be subject to examination of its income tax returns by various tax authorities, both domestically and internationally, which could result in adverse outcomes. For these reasons, the Company establishes reserves for tax-related uncertainties based on estimates of whether additional taxes and interest may be due. These reserves are adjusted based upon changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. As of December 31, 2004, the Company believes it had adequate reserves to cover its exposure to tax-related uncertainties.

Deferred Income Taxes.    Deferred income taxes reflect the expected utilization of tax net operating loss (“NOL”) carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred income tax assets as of December 31 are attributable to the following (in thousands):

	2004	2003
Current deferred income tax assets:
Accrued expenses and reserves	$5,336	$9,134

Noncurrent deferred income tax assets (liabilities):
Purchased research and development	25,242	30,483
Software	6,564	6,824
Client contracts and related intangibles	7,940	9,231
Noncompete agreements	3,668	4,347
Net operating loss carryforwards	11,092	7,805
Property and equipment	(3,887)	(4,633)
Contingent interest	(3,215)	—
Stock-based compensation	2,861	1,662
Goodwill	(4,795)	(2,531)
Other	2,303	3,895

	47,773	57,083
Valuation allowance	(8,295)	(3,756)

	39,478	53,327

Net deferred income tax assets	$44,814	$62,461

As of December 31, 2004, the Company’s net deferred income tax assets of $44.8 million were related primarily to its domestic operations. The Company continues to believe that it is more likely than not that sufficient taxable income will be generated in the future to realize the benefit of these net deferred income tax assets.

As of December 31, 2004, the Company has an acquired federal NOL carryforward of $6.0 million, which will begin to expire in 2017 and can be utilized through 2022. This NOL carryforward is attributable to the pre-acquisition periods of an acquired subsidiary. The utilization of this NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2004, the Company has: (i) state NOL carryforwards of $114.4 million, which will expire beginning in 2008 and ending in 2024; and (ii) foreign subsidiary NOL carryforwards of $7.4 million, which will expire beginning in 2009 and ending in 2011. As of December 31, 2004 and 2003, the Company had established valuation allowances totaling

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$8.3 million and $3.7 million, respectively, attributed to: (i) state NOL carryforwards ($3.2 million and $2.5 million, respectively); and (ii) deferred income tax assets of foreign subsidiaries ($5.1 million and $1.2 million, respectively).

As discussed in Note 7, the Company completed an offering of Convertible Debt Securities in June 2004. The Convertible Debt Securities are subject to special U.S. Treasury regulations governing contingent payment debt instruments. These regulations allow the Company to take a tax deduction for interest expense on its U.S. Federal income tax return at a constant rate of 9.09% (subject to certain adjustments), compounded semi-annually, which represents the estimated yield on comparable non-contingent, non-convertible, fixed-rate debt instruments with terms and conditions otherwise similar to the Convertible Debt Securities. This interest expense deduction is greater than the interest expense reflected in the Consolidated Statements of Operations. This is considered a temporary difference, and thus does not impact the Company’s overall effective income tax rate. As a result, the Company will be building a deferred tax liability until the Convertible Debt Securities are settled. Upon settlement, if the holders are able to achieve or exceed the 9.09% target yield on the Convertible Debt Securities, the cumulative deferred tax liability will be reclassified to stockholders’ equity. If the holders are not able to achieve the 9.09% target yield, the Company will be required to pay the portion of the cumulative deferred tax liability to the U.S. tax authorities (without interest or penalties) determined by comparing the actual yield and the target yield, with the amount of the cumulative deferred tax liability not paid to the U.S. tax authorities reclassified to stockholders’ equity.

In 1997, the Company issued three million common stock warrants as part of the consideration for the Master Subscriber Agreement and the software technology assets purchased from TCI Cable Management Corporation. During 2000 and 2001, the common stock warrants to purchase the Company’s common stock were exercised. In the fourth quarter of 2003, the Company concluded on the tax treatment of common stock warrants. As a result, the Company recorded a $17.1 million increase in deferred income tax assets related to client contracts, a $5.3 million reduction in income taxes payable, and an increase of $22.4 million to additional paid-in capital.

Other.    As a result of the Company’s domestic NOL position for the year ended December 31, 2003, the Company recorded an income tax receivable of $35.1 million. As of December 31, 2004, the income tax receivable balance related to the 2003 domestic NOL was $4.1 million.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted in October of 2004, includes a provision for an 85% dividends received deduction upon repatriation of certain dividends from qualifying foreign subsidiaries. In addition, the Jobs Act created a qualified production activities deduction of up to 9% of “qualified production activities income,” not to exceed certain thresholds established by the Jobs Act. The deduction is phased in over a six-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010. The Company is currently evaluating the impact, if any, of the Jobs Act on its effective tax rate in future periods. Although such evaluation has not yet been completed, the Company does not expect the Jobs Act to have a significant impact on the Company.

10.    Sale of Adelphia Accounts Receivable

In June 2002, one of the Company’s larger Broadband Division clients, Adelphia Communications (“Adelphia”), filed for bankruptcy protection. At that time, the Company adjusted its allowance for doubtful accounts and deferred revenue balances for the estimated realizability of Adelphia’s pre-bankruptcy accounts receivable. In the second quarter of 2004, the Company sold, without recourse, $8.0 million of Adelphia pre-bankruptcy accounts receivable to an independent third party for $6.3 million. The Company has accounted for the

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transfer of the pre-bankruptcy accounts receivable as a “sale” using the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets” and has removed the accounts receivable from the accompanying Consolidated Balance Sheet. The Company has no continuing involvement or retained interest in the transferred accounts receivable, and as a result of a bankruptcy court order stipulating to the amount of the pre-bankruptcy accounts receivable, there is no risk that the account receivable will be put back to the Company. The excess of the cash received over the net carrying value of the pre-bankruptcy accounts receivable at the date of sale, totaling $3.5 million, was recognized in earnings in the accompanying Consolidated Statements of Operations during the second quarter of 2004, with $1.3 million recorded as processing revenues (primarily for services performed prior to the bankruptcy filing in June 2002) and $2.2 million as a reduction of bad debt expense.

11.    Employee Retirement Benefit Plans

Defined Contribution-Type Plans.    The Company sponsors a defined contribution plan covering substantially all U.S.-based employees of the Company. Participants may contribute up to 25% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. The Company makes certain matching, and at its discretion, service-based contributions to the plan. The Company’s matching and service-related contributions for the years ended December 31, 2004, 2003, and 2002 were $4.2 million, $8.2 million, and $9.9 million, respectively. The Company also sponsors defined contribution-type plans for certain of its non-U.S.-based employees. The Company’s voluntary contributions to these plans for the years ended December 31, 2004, 2003, and 2002 were $1.5 million, $1.4 million, and $1.2 million, respectively.

Deferred Compensation Plan.    The Company has a non-qualified deferred compensation plan for certain key U.S.-based executives which allows the participants to defer a portion of their annual compensation. The Company provides a 25% matching contribution of the participant’s deferral, up to a maximum contribution of $6,250 per year, plus a return on the deferred account balance attributable to the individual participants. As of December 31, 2004 and 2003, the Company has recorded a liability for this obligation of $4.5 million and $3.5 million, respectively. The Company’s expense (benefit) for this plan for the years ended December 31, 2004, 2003, and 2002 was $0.5 million, $0.8 million, and $(0.2) million, respectively. The plan is unfunded.

12.    Commitments, Guarantees and Contingencies

Operating Leases.    The Company leases certain office and production facilities and other equipment under operating leases that run through 2015. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Future aggregate minimum lease payments under these agreements for the years ending December 31 are as follows: 2005—$21.7 million, 2006—$16.3 million, 2007—$13.2 million, 2008—$11.4 million, 2009—$9.1 million, and thereafter—$24.8 million. The total minimum lease payments to be received in the future under signed noncancelable subleases as of December 31, 2004 totaled $4.2 million. Total rent expense for the years ended December 31, 2004, 2003, and 2002 was $19.8 million, $24.3 million, and $29.0 million, respectively.

Service Agreements.    The Company’s Broadband Division outsources to First Data Corporation (“FDC”) the data processing and related computer services required for the operation of its processing services and certain related products. The CCS proprietary software is run in FDC’s facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for the Company to provide these services internally. The Broadband Division’s clients are connected to the FDC facility through a combination of private and commercially-provided networks. The Company also contracts with FDC for computer floor space on which the Company maintains certain open systems hardware, used primarily to support CCS related products and internal administrative systems. In August 2003, the Company extended its service agreement with FDC through June 30, 2008. The

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service agreement was previously scheduled to expire in June 2005, and is cancelable only for cause, as defined in the agreement. Under the service agreement, the Company is charged a base fee plus a variable fee based on usage and/or actual costs. The total amount paid under the FDC service agreement for the years ended December 31, 2004, 2003, and 2002 was $39.4 million, $37.2 million, and $33.3 million, respectively. The Company believes it could obtain data processing and related computer services from alternative sources, if necessary.

Executive Severance and Retirement.    During the second and third quarters of 2004, respectively, the Company’s President and Chief Operating Officer and the President of the GSS Division ended their employment with the Company. As of December 31, 2004, the Company had $1.9 million of accrued employee compensation on its Consolidated Balance Sheets related to these departures, of which $1.1 million will be paid in 2005 and $0.8 million will be paid in 2006.

In December 2004, the Company announced that its Chairman of the Board of Directors (the “Chairman”) and Chief Executive Officer was planning to retire on June 30, 2005, and that the Company had amended the Chairman and Chief Executive Officer’s employment agreement in conjunction with his planned retirement. In consideration for certain changes to the employment agreement and for post-termination consulting services to be provided, the Company agreed to pay the Chairman and Chief Executive Officer a total of $9.6 million, $5.6 million which will be paid on January 2, 2006, $2.0 million of which will be paid on July 1, 2006, and $2.0 million of which will be paid on January 2, 2007. The Company will record expense of $9.0 million related to this retirement package over the remaining service period, which began in December 2004 and ends upon his retirement on June 30, 2005. Approximately $0.5 million of this expense was recorded in the fourth quarter of 2004, and approximately $8.5 million will be recorded in the first half of 2005. The remainder of the expense will be recorded over the period from the retirement date through the final payment date of January 2007.

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

Contingent Consideration.    Contingent consideration represents an arrangement to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. As of December 31, 2004, 2003 and 2002, the Davinci purchase agreement was the Company’s only arrangement that included contingent consideration. See Note 3 for discussion of the contingent consideration related to Davinci.

Claims for Company Non-performance.    The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company. As of December 31, 2004, the

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company believes it had adequate reserves to cover its exposure as a result of the Company’s nonperformance for past or current arrangements with its clients.

Legal Proceedings.    From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any material pending or threatened legal proceedings.

13.    Stockholders’ Equity

Stock Repurchase Program.    The Company has a stock repurchase program, approved by the Board of Directors, authorizing the Company to purchase shares of its common stock from time-to-time as market and business conditions warrant. During the second quarter of 2004, the Company’s Board of Directors approved a five million share increase in the number of shares the Company is authorized to repurchase under its stock repurchase program, bringing the total number of authorized shares to 15.0 million.

As of December 31, 2004, a summary of the shares repurchased under the program is as follows (in thousands, except per share amounts):

	2004	2003	2002	2001	2000	1999	Total
Shares repurchased	2,983	—	1,573	3,020	1,090	656	9,322
Total amount paid	$52,897	—	$18,920	$109,460	$51,088	$20,242	$252,607
Weighted-average price per share	$17.73	—	$12.02	$36.25	$46.87	$30.88	$27.10

The shares repurchased under the program are being held as treasury shares. As of December 31, 2004, the total remaining number of shares available for repurchase under the program totaled 5.7 million shares.

Subsequent to December 31, 2004 through March 10, 2005, the Company has repurchased an additional 1.3 million shares of its common stock under the program for $23.0 million (weighted-average price of $17.88 per share), bringing the total remaining number of shares available for repurchase under the program to 4.4 million shares.

In addition to the above mentioned stock repurchases, during 2004 and 2003, the Company repurchased and then cancelled approximately 174,000 shares and 13,000 shares for $3.0 million and $0.2 million, respectively, of common stock from its executive officers and employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under the Company’s stock incentive plans.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Equity Compensation Plans

Stock Incentive Plans

Summary of Stock Incentive Plans.    As of December 31, 2004, the Company has four stock incentive plans, as summarized below.

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1995 Plan	514,000	131,600
1996 Plan	11,000,000	5,544,336
1997 Director Plan	450,000	37,900

Total stockholder approved	11,964,000	5,713,836
2001 Plan	3,000,000	524,221

Total	14,964,000	6,238,057

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

Beginning in 2002, the Company implemented changes in its stock-based compensation programs designed to continue to attract and retain employees. In particular, the Company has upon two occasions allowed employees to exchange stock options, with exercise prices significantly above the Company’s then-current stock price, for restricted stock awards. In addition, in 2003, the Company began granting employees restricted stock awards instead of stock options. Restricted stock awards offer employees the opportunity to earn shares of the Company’s common stock over time, rather than stock options in which employees earn the right to purchase shares of Company common stock at a set price over time. Restricted stock awards are generally granted at no cost to the recipient. Because of the greater intrinsic value of the restricted stock at the grant date when compared to stock options, the number of equity awards granted under this compensation methodology is less than the number of equity awards granted when the primary equity awards were stock options.

Restricted Stock.    The restricted stock shares typically vest annually over three to four years. Unvested restricted stock shares are typically forfeited and cancelled upon termination of employment with the Company. Certain shares of the restricted stock become fully vested upon a change in control of the Company and certain shares have other acceleration of vesting provisions related to death, retirement or termination of the respective employee. There are no restrictions on these shares other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions). Except as discussed below, the Company issues new shares (versus treasury shares) to fulfill the restricted stock award grants.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the restricted stock awards under the Company’s stock incentive plans, and changes during the years ending December 31, are as follows:

	Year Ended December 31,
	2004	2003	2002
Awards granted, beginning of year	2,348,568	444,582	—
Awards granted	10,000	1,904,119	444,582
Awards forfeited/cancelled	(269,165)	(133)	—

Awards granted, end of year	2,089,403	2,348,568	444,582

Unvested awards at year end	1,340,114	2,154,923	444,582

Awards in 2004, 2003 and 2002 were granted at weighted-average fair values of $17.60 per share, $20.31 per share and $11.96 per share, respectively. Key restricted stock transactions are as follows:

Restricted Stock-for-Stock Option Exchanges

In August 2002, the Company cancelled options for 2,475,000 shares of the Company’s common stock held by key members of management (primarily members of executive management) in exchange for 715,415 shares of restricted stock, of which 444,582 shares were issued in August 2002 and the remaining 270,833 shares were issued in January 2003. The cancelled stock options in excess of the number of shares of restricted stock granted, or 1,759,585 shares, were returned to the pool of authorized shares available for future awards. The Company issued 444,582 shares of treasury stock to fulfill the restricted stock grants in August 2002, as opposed to issuing new shares. The difference between the carrying value of the shares of treasury stock issued of $13.8 million (weighted-average price per share of $31.11) and the amount of deferred employee compensation recorded of $5.3 million (weighted-average price per share of $11.96), or $8.5 million, was recorded in 2002 as a reduction to accumulated earnings.

In December 2003, the Company completed a tender offer to exchange certain outstanding stock options held by employees for restricted stock. The Company accepted for exchange and cancelled outstanding options to purchase 3,617,335 shares of common stock, and in exchange for such cancelled options, issued 1,214,119 shares of restricted stock. The cancelled stock options in excess of the number of shares of restricted stock granted, or 2,403,216 shares, were returned to the pool of authorized shares available for future awards. Senior executive officers of the Company and non-employee Directors were not eligible to participate in the exchange program. The Company accounted for the exchange as a stock option modification and restricted stock grant under the fair value method in accordance with SFAS 123. At the time of the exchange, the total deferred compensation related to the restricted stock granted was $29.5 million (weighted-average price of $24.30 per share). This equals the unamortized SFAS 123 deferred compensation related to the stock options, plus the fair value of the restricted stock in excess of the fair value of the stock options exchanged.

January 2003 Grant

In January 2003, the Company granted 480,000 shares of restricted stock at no cost to a key member of management, with 270,833 shares related to the stock options cancelled in August 2002, as discussed above. The Company issued 480,000 shares of treasury stock to fulfill the restricted stock grants, as opposed to issuing new shares. The difference between the carrying value of the shares of treasury stock issued of $14.9 million (weighted-average price per share of $31.11) and the amount of deferred and accrued employee compensation recorded of $3.7 million (price per share of $13.65), or $11.2 million, was recorded as a reduction to accumulated earnings.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Grants

In January 2005, the Company granted 325,000 shares of restricted stock at no cost to key members of executive management at a market value on date of grant of $17.48 per share. The shares vest at various increments over two to four years. Certain shares of the restricted stock become fully vested upon a change in control of the Company and certain shares have acceleration of vesting provisions related to termination of employment. There are no restrictions on these shares other than the passage of time.

In February 2005, the Company granted approximately 290,000 shares of restricted stock and approximately 17,000 stock options to key members of management. The restricted stock was granted at no cost to the employees at a market value on date of grant of $17.23 per share. The stock options were granted with an exercise price of $17.23 per share. The equity awards vest over four years and have no restrictions placed upon them other than the passage of time.

Stock Options.    Stock options are granted with an exercise price equal to the fair value of the Company’s common stock as of the date of the grant. Generally, options granted under the plans vest over four years and have a maximum term of ten years. Certain stock options become fully vested upon a change in control of the Company. A summary of the stock options issued under the Company’s stock incentive plans, and changes during the years ending December 31, are as follows:

	Year Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,029,128	$17.33	6,539,059	$29.04	6,882,410	$34.02
Granted	—	—	613,850	10.09	3,054,021	25.15
Exercised	(559,984)	10.26	(40,850)	8.69	(80,425)	14.48
Forfeited/cancelled	(441,486)	22.65	(4,082,931)	35.08	(3,316,947)	36.15

Outstanding, end of year	2,027,658	$18.13	3,029,128	$17.33	6,539,059	$29.04

Options exercisable at year end	1,161,698	$21.44	1,390,705	$20.55	2,423,737	$27.44

Weighted-average fair value of options granted during the year		N/A		$5.60		$12.82

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.63-$ 0.63	23,300	0.6	$0.63	23,300	$0.63
$ 7.50-$12.92	950,560	7.1	10.86	348,293	10.77
$13.10-$19.75	405,489	6.8	14.46	224,863	15.04
$20.94-$25.75	333,770	4.2	21.88	302,920	21.51
$30.43-$39.81	151,164	6.1	35.85	114,019	36.24
$41.75-$49.63	133,375	5.7	47.00	119,053	46.95
$51.56-$59.50	30,000	6.0	52.40	29,250	52.22

$ 0.63-$59.50	2,027,658	6.3	$18.13	1,161,698	$21.44

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

During the first quarter of 2005, the Company modified the terms of approximately 70,000 shares of unvested restricted stock, and 75,000 unvested stock options held by key members of executive management. The terms of the restricted stock awards were modified to include a provision which allows for full vesting of any unvested restricted stock upon involuntary termination of employment without cause. Unless such an event occurs, the restricted stock will continue to vest as set forth in the original terms of the agreements. The terms of the stock option awards were modified to accelerate vesting of such awards to January 1, 2006 upon continuous employment with the Company to such date.

1996 Employee Stock Purchase Plan

As of December 31, 2004, the Company had an employee stock purchase plan whereby 958,043 shares of the Company’s common stock have been reserved for sale to its employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. During the second quarter of 2004, the Company’s stockholders approved a 500,000 share increase in the authorized number of shares available under the 1996 Employee Stock Purchase Plan, bringing the total number of authorized shares to be sold under the plan to 958,043. During the years ended December 31, 2004, 2003 and 2002, 84,036, 129,995 and 111,061 shares, respectively, were purchased under the plan for $1.2 million ($11.90 to $17.60 per share), $1.3 million ($7.37 to $13.22 per share), and $1.6 million ($9.27 to $31.54 per share), respectively. As of December 31, 2004, 491,899 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $14.9 million, $5.6 million, and $1.4 million, respectively, for the years ended December 31, 2004, 2003, and 2002.

Deferred employee compensation related to the Company’s stock-based awards accounted for under APB 25 as of December 31, 2004 and 2003, as reflected in the accompanying Consolidated Balance Sheets is $1.3 million and $4.5 million, respectively. Deferred employee compensation related to stock-based awards accounted for under SFAS 123 as of December 31, 2004 and 2003 was $20.9 million and $34.9 million, respectively. These amounts are not reflected in the Company’s accompanying Consolidated Balance Sheets. The Company generally recognizes deferred employee compensation for its stock-based awards on a straight-line basis over the vesting period of the underlying award.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2004:
Total revenues	$130,364	$129,663	$133,073	$136,646
Gross margin (exclusive of depreciation)	66,134	62,266	60,624	63,546
Operating income(1)	21,284	21,980	21,407	20,676
Income before income taxes(1)(2)	17,500	12,463	21,393	17,850
Income tax provision(3)	(6,667)	(4,707)	(5,060)	(5,588)
Net income available to common stockholders	10,833	7,756	16,333	12,262
Net income available to common stockholders per share:
Basic	0.21	0.15	0.33	0.25
Diluted	0.21	0.15	0.32	0.24

2003 (4):
Total revenues	$141,932	$142,361	$25,510	$129,857
Gross margin (loss) (exclusive of depreciation)	70,948	74,736	(46,337)	62,458
Operating income (loss)(5)	17,856	20,303	(94,078)	16,358
Income (loss) before income taxes(5)	14,656	19,707	(96,235)	13,412
Income tax (provision) benefit(6)	(5,949)	(7,988)	42,461	(6,341)
Net income (loss) available to common stockholders	8,707	11,719	(53,774)	7,071
Net income (loss) available to common stockholders per share:
Basic	0.17	0.23	(1.05)	0.14
Diluted	0.17	0.23	(1.05)	0.14

(1)	Beginning with the first quarter through the fourth quarter of 2004, the quarterly results of operations included restructuring charges of $2.2 million, $0.1 million, $0.1 million, and $0.3 million (total of $2.7 million). See Note 8.
(2)	In June 2004, the Company wrote-off $6.6 million of unamortized deferred financing costs attributable to the termination of the 2002 Credit Facility. See Note 7.
(3)	The overall effective income tax rate was approximately 32% for 2004. In the first two quarters of 2004, the effective income tax rate was approximately 38% in each quarter, and for the third and fourth quarters of 2004, the effective income tax rates were 24% and 31%, respectively. The rate was lower in the last two quarters of 2004 due to the completion and resolution of certain tax matters in foreign jurisdictions.
(4)	The third quarter of 2003 includes a $119.6 million charge to revenue related to the Comcast arbitration ruling. This resulted in the Company recording an income tax benefit of $42.5 million in the third quarter of 2003. Due to the arbitration ruling, the Company’s fourth quarter revenues from Comcast decreased by approximately $13 million when compared to periods prior to the arbitration ruling. See Note 4.
(5)	Beginning with the first quarter through the fourth quarter of 2003, the quarterly results of operations included restructuring charges of $3.2 million, $1.0 million, $3.5 million, and $4.2 million (total of $11.9 million). See Note 8.
(6)	The overall effective income tax rate was approximately 46% for 2003. In the first two quarters of 2003, the effective income tax rate was approximately 40% in each quarter, and for the third and fourth quarters of 2003, the effective income tax rates were 44% and 47%, respectively. The rates were higher in the last two quarters of 2003 due to the impact of the Comcast arbitration charge and other factors.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined by Rule 13a-15(f). Management’s Report on Internal Control over Financial Reporting is located at the front of Part II, Item 8 of this report and is incorporated by reference.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2004. KPMG’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report and is incorporated by reference.

(d) Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On November 18, 2004, due to the increased level of responsibility on the part of public company directors as the result of the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission and NASDAQ regulations and requirements, our Board of Directors approved adjustments to certain Board compensation. Effective October 1, 2004, the Board members’ annual retainers were increased from $30,000 to $39,000, and the Audit Committee chair’s annual retainer was increased from $8,000 to $16,000.

On February 24, 2005, based upon a review of market medians of board of directors’ compensation, our Board of Directors made additional adjustments to certain Board compensation. The Board members’ annual retainers were increased from $39,000 to $45,000, Board meeting fees were increased from $1,000 to $2,000 per meeting, and committee meeting fees were increased from $750 to $1,250 per meeting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

See the Proxy Statement for our 2005 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned “Executive Officers of the Registrant” included in Part I of this Form 10-K.

Item 11.    Executive Compensation

See the Proxy Statement for our 2005 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

See the Proxy Statement for our 2005 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

See the Proxy Statement for our 2005 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

See the Proxy Statement for our 2005 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)    Financial Statements, Financial Statement Schedules, and Exhibits:

(1)    Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 53.

(2)    Financial Statement Schedules:

None. Any information required in the Financial Statement Schedules is provided in sufficient detail in our Consolidated Financial Statements and notes thereto.

(3)    Exhibits

Exhibits are listed in the Exhibit Index on page 100.

The Exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 of Regulation S-K.

(b)    Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSG SYSTEMS INTERNATIONAL, INC.

By:	/s/ NEAL C. HANSEN
Neal C. Hansen
Chief Executive Officer (Principal Executive Officer)

Date:	March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ NEAL C. HANSEN Neal C. Hansen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ PETER E. KALAN Peter E. Kalan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/s/ RANDY R. WIESE Randy R. Wiese	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2005

/s/ EDWARD C. NAFUS Edward C. Nafus	Director and President of the Broadband Services Divsion	March 15, 2005

/s/ GEORGE F. HADDIX George F. Haddix	Director	March 15, 2005

/s/ JANICE I. OBUCHOWSKI Janice I. Obuchowski	Director	March 15, 2005

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Director	March 15, 2005

/s/ DONALD V. SMITH Donald V. Smith	Director	March 15, 2005

/s/ FRANK V. SICA Frank V. Sica	Director	March 15, 2005

EXHIBIT INDEX

Exhibit Number	Description

2.28(9)	Asset Purchase Agreement by and between Lucent Technologies Inc., as Seller, and CSG Systems International, Inc., as Buyer, dated as of December 31, 2001

2.29(9)	Intellectual Property Agreement by and among Lucent Technologies Inc., Lucent Technologies GRL Corporation, Lucent Technologies Ireland Holding Limited and CSG Systems International, Inc., CSG Software Inc., CSG Technology Limited, effective as of February 28, 2002

2.30(9)	Software and Services Master Supply Agreement (North America) by and among Lucent Technologies Inc. and CSG Systems International, Inc. and CSG Software, Inc. dated as of February 28, 2002

2.31(9)	Software and Services Master Supply Agreement (International) by and among Lucent Technologies Inc. and CSG System International, Inc. and CSG Software, Inc., dated as of February 28, 2002

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(2)	Restated Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

4.10(16)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.20(16)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

10.01(1)	CSG Systems International, Inc. 1995 Incentive Stock Plan

10.02(17)	CSG Employee Stock Purchase Plan

10.03(6)	CSG Systems International, Inc. 1996 Stock Incentive Plan

10.14(3)	Employment Agreement with Neal C. Hansen, dated November 17, 1998

10.14A(5)	First Amendment to Employment Agreement with Neal C. Hansen, dated June 30, 2000

10.14B(10)	Second Amendment to Employment Agreement with Neal C. Hansen, dated April 29, 2002

10.14C(12)	Third Amendment to Employment Agreement with Neal C. Hansen, dated August 30, 2002

10.14D(25)	Fourth Amendment to Employment Agreement with Neal C. Hansen, dated November 15, 2002

10.14E(8)	Fifth Amendment to Employment Agreement with Neal C. Hansen, dated December 20, 2004

10.14(F)(22)	Sixth Amendment to Employment Agreement with Neal C. Hansen, dated March 8, 2005

10.15(20)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.20*(15)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

10.20A*(18)	First Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

10.20B*	Second Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

Exhibit Number	Description

10.21*(15)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation, dated April 1, 1999 and First, Second, Third, Fourth, Sixth, Eighth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth, Seventeenth, Eighteenth, Nineteenth, Twentieth, Twenty-First, Twenty-Second, Twenty-Third, Twenty-Sixth, Twenty-Seventh, Twenty-Eighth, Twenty-Ninth, Thirtieth, Thirty-First, Thirty-Third, and Thirty-Fifth Amendments

10.21A*(17)	Thirty-Sixth and Thirty-Seventh Amendments to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation

10.21B*(18)	Thirty-Second and Thirty-Eighth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation

10.21C*	Thirty-Ninth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Echostar Satellite Corporation dated A

10.30(18)	$100,000,000 Credit Agreement among CSG Systems International, Inc., as Borrower, the Lenders from Time to Time Parties Hereto, Wells Fargo Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Keybank National Association as Co-Lead Arrangers and Co-Book Runners, dated as of September 21, 2004

10.39(4)	CSG Systems, Inc. Wealth Accumulation Plan, as amended November 16, 1999

10.40*(14)	Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated August 1, 2003.

10.44(7)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.45(19)	Employment Agreement with John Bonde, dated December 18, 2004

10.46(3)	Employment Agreement with Edward Nafus, dated November 17, 1998

10.46A(21)	First Amendment to Employment Agreement with Edward C. Nafus, dated January 11, 2005

10.46B(22)	Second Amendment to Employment Agreement with Edward C. Nafus, dated March 8, 2005

10.48(6)	Employment Agreement with Peter Kalan, dated January 18, 2001

10.50(10)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51(14)	Stock Option Cancellation Agreement with Neal C. Hansen, dated August 30, 2002

10.52(11)	Stock Option Cancellation Agreement with Peter E. Kalan, dated August 30, 2002

10.53(11)	Stock Option Cancellation Agreement with Edward C. Nafus, dated August 30, 2002

10.56(14)	Restricted Stock Award Agreement with Neal C. Hansen, dated August 30, 2002

10.57(11)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 22, 2002

10.57A(21)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.58(11)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 30, 2002

10.58A(21)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.59(11)	Restricted Stock Award Agreement with Edward C. Nafus, dated August 30, 2002

10.59A(21)	First Amendment to Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.62(13)	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2, 2003

Exhibit Number	Description

10.63(13)	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2, 2003

10.64(21)	Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.65(21)	Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.66(21)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.67(21)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.80(18)	Forms of Agreement for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of the Company

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended for the year ended December 31, 1998.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 14, 2002.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 18, 2004.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 20, 2004.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated January 11, 2005.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 6, 2005.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.