Form 10-Q
period 2005-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2005-05-09
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES  ☒    NO  ☐

Shares of common stock outstanding at May 4, 2005: 50,358,708.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2005

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,620	$133,551
Short-term investments	35,191	23,927

Total cash, cash equivalents and short-term investments	146,811	157,478
Trade accounts receivable
Billed, net of allowance of $4,690 and $4,818	143,337	142,056
Unbilled and other	13,847	14,030
Deferred income taxes	7,238	5,336
Income taxes receivable	32	4,064
Other current assets	12,914	11,723

Total current assets	324,179	334,687
Property and equipment, net of depreciation of $90,436 and $87,068	34,425	34,476
Software, net of amortization of $80,607 and $77,086	21,152	24,695
Goodwill	218,139	218,346
Client contracts, net of amortization of $66,073 and $62,898	49,276	50,427
Deferred income taxes	36,498	39,478
Other assets	8,144	8,298

Total assets	$691,813	$710,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$19,427	$19,497
Trade accounts payable	20,308	22,412
Accrued employee compensation	26,793	31,859
Deferred revenue	50,515	53,250
Income taxes payable	15,678	15,085
Other current liabilities	21,365	19,909

Total current liabilities	154,086	162,012

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	7,649	6,844
Other non-current liabilities	2,621	3,481

Total non-current liabilities	240,270	240,325

Total liabilities	394,356	402,337

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 50,425,744 and 51,016,326 shares outstanding	602	595
Additional paid-in capital	302,433	298,767
Deferred employee compensation	(385)	(1,320)
Treasury stock, at cost, 9,767,496 and 8,482,496 shares	(246,981)	(224,008)
Accumulated other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	(13)	(5)
Cumulative translation adjustments	8,579	9,400
Accumulated earnings	233,222	224,641

Total stockholders’ equity	297,457	308,070

Total liabilities and stockholders’ equity	$691,813	$710,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)
Revenues:
Processing and related services	$83,366	$81,132
Software	11,102	7,637
Maintenance	24,546	25,051
Professional services	17,892	16,544

Total revenues	136,906	130,364

Cost of revenues:
Cost of processing and related services	42,458	33,806
Cost of software and maintenance	15,605	16,274
Cost of professional services	15,437	14,150

Total cost of revenues	73,500	64,230

Gross margin (exclusive of depreciation)	63,406	66,134

Operating expenses:
Research and development	15,449	15,840
Selling, general and administrative	28,238	23,223
Depreciation	3,767	3,636
Restructuring charges	715	2,151

Total operating expenses	48,169	44,850

Operating income	15,237	21,284

Other income (expense):
Interest expense	(1,915)	(3,554)
Interest and investment income, net	969	283
Other, net	(224)	(513)

Total other	(1,170)	(3,784)

Income before income taxes	14,067	17,500
Income tax provision	(5,486)	(6,667)

Net income	$8,581	$10,833

Basic net income per common share:
Net income available to common stockholders	$0.17	$0.21

Weighted-average common shares	49,045	51,682

Diluted net income per common share:
Net income available to common stockholders	$0.17	$0.21

Weighted-average common shares	49,584	52,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	March 31, 2005	March 31, 2004
	(unaudited)
Cash flows from operating activities:
Net income	$8,581	$10,833
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	3,767	3,636
Amortization	7,143	6,321
Restructuring charge for abandonment of facilities	—	595
Gain on short-term investments	(84)	—
Deferred income taxes	1,004	4,162
Tax benefit of stock-based compensation awards	399	7
Stock-based employee compensation	4,337	4,145
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(2,203)	(2,079)
Other current and non-current assets	(1,457)	1,344
Arbitration charge payable	—	(25,181)
Income taxes payable/receivable	4,808	35,192
Accounts payable and accrued liabilities	(6,274)	(11,515)
Deferred revenue	(1,156)	4,505

Net cash provided by operating activities	18,865	31,965

Cash flows from investing activities:
Purchases of property and equipment	(3,874)	(1,406)
Purchases of short-term investments	(18,088)	(3,716)
Proceeds from sale of short-term investments	6,900	1,900
Acquisition of and investments in assets	(82)	(307)
Acquisition of and investments in client contracts	(1,926)	(431)

Net cash used in investing activities	(17,070)	(3,960)

Cash flows from financing activities:
Proceeds from issuance of common stock	706	357
Repurchase of common stock	(23,807)	(213)
Payments on long-term debt	—	(30,000)
Payments of deferred financing costs	(35)	(247)

Net cash used in financing activities	(23,136)	(30,103)

Effect of exchange rate fluctuations on cash	(590)	621

Net decrease in cash and cash equivalents	(21,931)	(1,477)
Cash and cash equivalents, beginning of period	133,551	100,397

Cash and cash equivalents, end of period	$111,620	$98,920

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for-
Interest	$111	$3,376
Income taxes	(672)	(34,114)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC (the “Company’s 2004 10-K”). The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the expected results for the entire year ending December 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the three months ended March 31, 2005 and 2004 was $45.2 million and $44.0 million, respectively.

Stock-Based Compensation Expense. At March 31, 2005, the Company had five stock-based compensation plans. The Company recorded stock-based compensation expense of $4.3 million and $4.1 million, respectively, for the three months ended March 31, 2005 and 2004.

Because the Company continues to follow Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (“APB 25”) for all stock-based awards granted prior to January 1, 2003, and follows Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the prospective method of transition as outlined in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure — An Amendment of FASB Statement No. 123” (“SFAS 148”) for stock-based awards granted, modified, or settled on or after January 1, 2003, compensation expense recorded in the Company’s accompanying Condensed Consolidated Statements of Income is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for the Company’s five stock-based compensation plans been based on the fair value at the grant dates for awards under those plans for all periods, consistent with the methodology of SFAS 123, the Company’s net income and net income per share available to common stockholders for the three months ended March 31, 2005 and 2004, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$8,581	$10,833
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,702	2,576
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,484)	(3,853)

Net income, pro forma	$7,799	$9,556

Net income per share:
Basic – as reported	$0.17	$0.21
Basic – pro forma	0.16	0.18

Diluted – as reported	0.17	0.21
Diluted – pro forma	0.16	0.18

Cash and Cash Equivalents. In the first quarter of 2005, the Company reclassified its holdings in auction rate securities from cash equivalents to short-term investments, based on further interpretative guidance on the underlying characteristics of such instruments. Prior period amounts for cash and cash equivalents and short-term investments have been reclassified to conform to the March 31, 2005 presentation. As a result, as of December 31, 2004, March 31, 2004 and December 31, 2003, cash and cash equivalents amounts were decreased and short-term investments amounts were increased by $7.2 million, $5.6 million and $5.0 million, respectively. The change in classification had no impact on the Company’s previously reported current assets, net income, cash flows from operating activities, or changes in stockholders’ equity for any period.

Short-term Investments and Other Financial Instruments. The Company’s balance sheet financial instruments as of March 31, 2005 and December 31, 2004 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. Short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are stated at fair value in the accompanying Condensed Consolidated Financial Statements. As of March 31, 2005 and December 31, 2004, the fair value of the Company’s long-term debt, based upon quoted market prices, was approximately $206 million and $232 million, respectively. As of March 31, 2005 and December 31, 2004, the fair value of the contingent interest feature of the Company’s long-term debt, considered an embedded derivative, was $0.3 million and $0.1 million, respectively. The Company does not utilize any derivative financial instruments for purposes of managing the market risks related to its financial instruments.

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

Under SFAS 123R, the Company was required to adopt SFAS 123R no later than July 1, 2005. However, on April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123R. As a result, the Company is required to implement SFAS 123R no later than January 1, 2006. However, the new rule also provides that the Company may adopt SFAS 123R earlier. The Company has not determined the date (the “Effective Date”) when it will adopt SFAS 123R. When the Company does adopt SFAS 123R, it expects to use the modified prospective method of transition. Under the modified prospective application, SFAS 123R will apply to new awards and to awards modified, repurchased, or cancelled after the Effective Date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the Effective Date will be recognized as the requisite service is rendered on or after the Effective Date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. The Company does not expect the adoption of SFAS 123R to have a significant impact to its consolidated financial statements.

Reclassification. Certain prior period amounts have been reclassified to conform to the March 31, 2005 presentation.

3.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. The Company has a stock repurchase program, approved by the Board of Directors, authorizing the Company to purchase up to 15 million shares of its common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarter of 2005, the Company repurchased 1.3 million shares of its common stock under the Stock Repurchase Program for $23.0 million (weighted-average price of $17.88 per share). Including these shares, the total shares repurchased under the Stock Repurchase Program since its inception in August 1999 is 10.6 million shares, at a total repurchase price of $275.6 million (a weighted-average price of $25.98 per share.) As of March 31, 2005, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 4.4 million shares. The Stock Repurchase Program does not have an expiration date. The shares repurchased under the Stock Repurchase Program are being held as treasury shares.

In April 2005, the Company established a formal plan with a financial institution that complies with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Rule 10b5-1 Plan”) to repurchase shares of the Company’s common stock on the open market. Any shares repurchased under the Rule 10b5-1 Plan are counted towards the 15 million share limit authorized under the Stock Repurchase Program. The Rule 10b5-1 Plan supplements any stock repurchases the Company may decide to purchase under the existing terms of its Stock Repurchase Program. In effect, the Rule 10b5-1 Plan facilitates achieving stock buyback objectives more readily by permitting the execution of trades during periods that would otherwise be prohibited by internal trading policies. The maximum quarterly repurchase limitation established by the Company under the Rule 10b5-1 Plan is $15 million. Subsequent to March 31, 2005 through May 6, 2005, the Company has repurchased approximately 113,000 shares under the Stock Repurchase Program at a total purchase price of approximately $2.0 million (a weighted-average price of $17.64 per share).

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases and outside of the Stock Repurchase Program, during the first quarter of 2005, the Company repurchased for $0.8 million and then cancelled approximately 45,000 shares of common stock from an executive officer in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under the Company’s stock incentive plans.

Stock Based Award Grants. In January 2005, the Company granted 325,000 shares of restricted stock at no cost to key members of executive management at a market value on date of grant of $17.48 per share. The shares vest at various increments over two to four years. Certain shares of the restricted stock become fully vested upon a change in control of the Company and certain shares have acceleration of vesting provisions related to termination of employment. There are no restrictions on these shares other than the passage of time.

In February 2005, the Company granted approximately 288,000 shares of restricted stock and approximately 22,000 stock options to key members of management. The restricted stock was granted at no cost to the employees at a market value on date of grant of $17.23 per share. The stock options were granted with exercise prices ranging from $17.23 to $17.74 per share. The equity awards vest over four years and have no restrictions placed upon them other than the passage of time.

In March 2005, the Company granted 70,000 shares of restricted stock at no cost to key members of executive management at a market value on date of grant of $16.04 per share. The restricted stock awards will vest ratably over three years from the date of grant and have no restrictions placed upon them other than the passage of time. The restricted stock awards have acceleration of vesting provisions upon an involuntary termination of employment without cause after a change of control.

Modifications to Stock Based Awards. During the first quarter of 2005, the Company modified the terms of approximately 70,000 shares of unvested restricted stock, and 75,000 unvested stock options held by key members of executive management. The terms of the restricted stock awards were modified to include a provision which allows for full vesting of any unvested restricted stock upon involuntary termination of employment without cause. Unless such an event occurs, the restricted stock will continue to vest as set forth in the original terms of the agreements. The terms of the stock option awards were modified to accelerate vesting of such awards to January 1, 2006 upon continuous employment with the Company to such date.

Proposed Stock Incentive Plan. On February 24, 2005, the Company’s Board of Directors adopted, subject to the approval of the Company’s stockholders, the 2005 Stock Incentive Plan (the “2005 Plan”). On May 27, 2005, the Company will hold its annual meeting of stockholders, at which time the stockholders will vote on the proposed 2005 Plan. The 2005 Plan will replace one of the Company’s existing stock incentive plans, the 1996 Stock Incentive Plan (the “1996 Plan”). If the 2005 Plan is approved by the Company’s stockholders and becomes effective, no further grants may be made under the 1996 Plan, but any stock awards which are outstanding under the 1996 Plan will remain in effect in accordance with their respective terms. If the Company’s stockholders do not approve the 2005 Plan, the 1996 Plan will remain in effect until, by its terms, it terminates for purposes of further grants on December 31, 2005. Under the proposed 2005 Plan, shares may be granted to officers and other key employees of the Company and its subsidiaries and to non-employee directors of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. The aggregate number of shares of common stock which would be available for issuance pursuant to the 2005 Plan would be 12.4 million, which may be authorized and unissued shares or treasury shares. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award, or stock bonus award would be counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award. At March 31, 2005, 4,892,861 shares of the Company’s common stock were available for grants under the 1996 Plan.

4.	EARNINGS PER COMMON SHARE

Calculation of Earnings Per Common Share. Earnings per common share (“EPS”) has been computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted EPS is consistent with the calculation of basic EPS while considering the effect of potentially dilutive common shares outstanding during the period. Unvested shares of restricted stock are not included in the basic EPS calculation. Basic and diluted EPS are presented on the face of the Company’s Condensed Consolidated Statements of Income.

No reconciliation of the basic and diluted EPS numerators is necessary for the three months ended March 31, 2005 and 2004, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands).

	Three Months Ended March 31,
	2005	2004
Basic common shares outstanding	49,045	51,682
Dilutive effect of stock options	271	279
Dilutive effect of unvested restricted stock	268	294
Dilutive effect of Convertible Debt Securities	—	—

Diluted common shares outstanding	49,584	52,255

Potentially dilutive common shares related to stock options and unvested restricted stock of 1.4 million and 2.0 million for the three months ended March 31, 2005 and 2004, respectively, are excluded in calculating diluted EPS as their effect is anti-dilutive.

The Company calculates the dilution related to the Convertible Debt Securities using the “treasury stock” method. Under the treasury stock method, the Company has experienced no dilution related to the Convertible Debt Securities since their issuance in June 2004, as the Company’s average stock price has not exceeded the current effective conversion price of $26.77 per share during any period. In future periods, the Convertible Debt Securities will impact the Company’s diluted earnings per share calculation only in those periods in which the Company’s average stock price exceeds the current effective conversion price of $26.77 per share.

5.	COMPREHENSIVE INCOME

The Company’s components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$8,581	$10,833
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	(821)	1,001
Unrealized loss on short-term investments	(8)	—

Comprehensive income	$7,752	$11,834

6.	SEGMENT INFORMATION

The Company serves its clients through its two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”). During the first quarter of 2005, the Company reorganized certain components of its operating segments as a result of changes in the Company’s management and internal reporting structure. The reorganization consisted primarily of moving the plaNet Consulting (“plaNet”) division, including the Integrated Customer Management System (“ICMS”) assets acquired by the Company in 2002 from IBM, from the GSS Division to the Broadband Division. PlaNet was acquired in 2001 and its current business model includes providing professional and consulting services to Broadband Division clients and managing the ICMS service bureau business. The reorganization was done after evaluating the business plans and relationship of plaNet with the Broadband Division, along with how the plaNet business has evolved and how it is expected to continue developing a business model based more on recurring revenues. The reorganization resulted in approximately $6.6 million of revenue and $9.2 million of segment operating expenses moving from the GSS Division to the Broadband Division in the three months ended March 31, 2005, and $5.4 million of revenue and $8.1 million of segment operating expenses moving from the GSS Division to the Broadband Division in the three months ended March 31, 2004.

The Company’s operating segment information and corporate overhead costs, reflecting this reorganization, are presented below (in thousands, except percentages). Information for the three months ended March 31, 2004 has been restated to conform to the new reporting structure.

	Three Months Ended March 31, 2005
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$83,366	$—	$—	$83,366
Software revenues	4,579	6,523	—	11,102
Maintenance revenues	6,411	18,135	—	24,546
Professional services revenues	4,263	13,629	—	17,892

Total revenues	98,619	38,287	—	136,906
Segment operating expenses (1)	65,028	35,951	19,975	120,954

Contribution margin (loss) (1)	$33,591	$2,336	$(19,975)	$15,952

Contribution margin percentage	34.1%	6.1%	N/A	11.7%

Certain non-cash expenses:
Amortization (2)	$4,254	$2,594	$—	$6,848
Depreciation	1,783	1,032	952	3,767
Stock-based compensation	1,315	607	2,415	4,337

Total	$7,352	$4,233	$3,367	$14,952

	Three Months Ended March 31, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$81,132	$—	$—	$81,132
Software revenues	950	6,687	—	7,637
Maintenance revenues	6,891	18,160	—	25,051
Professional services revenues	3,016	13,528	—	16,544

Total revenues	91,989	38,375	—	130,364
Segment operating expenses (1)	57,156	34,450	15,323	106,929

Contribution margin (loss) (1)	$34,833	$3,925	$(15,323)	$23,435

Contribution margin percentage	37.9%	10.2%	N/A	18.0%

Certain non-cash expenses:
Amortization (2)	$3,071	$2,577	$—	$5,648
Depreciation	1,869	890	877	3,636
Stock-based compensation	1,247	682	2,216	4,145

Total	$6,187	$4,149	$3,093	$13,429

(1)	Segment operating expenses and contribution margin (loss) exclude restructuring charges of $0.7 million and $2.2 million, respectively, for the three months ended March 31, 2005 and 2004.

(2)	Amortization of investments in client contracts related to incentives provided to new or existing clients to convert and process their customers on the Broadband Division’s customer care and billing systems of $3.2 million and $2.1 million, respectively, for the three months ended March 31, 2005 and 2004, has been reflected as a reduction in processing and related services revenues in the segment information presented above and in the accompanying Condensed Consolidated Statements of Income.

Reconciling information between reportable segment contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Segment contribution margin	$15,952	$23,435
Restructuring charges	(715)	(2,151)

Operating income	15,237	21,284
Interest expense	(1,915)	(3,554)
Other	745	(230)

Income before income taxes	$14,067	$17,500

Primarily all of the $0.7 million restructuring charges recorded in the three months ended March 31, 2005 related to the GSS Division. Of the $2.2 million restructuring charges recorded in the three months ended March 31, 2004,

$0.3 million related to the Broadband Division, $1.2 million related to the GSS Division, and $0.7 million related to Corporate.

7.	DEBT

The Company’s long-term debt as of March 31, 2005 and December 31, 2004 consists of the Convertible Debt Securities. As of March 31, 2005: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders at this time; and (ii) the Company is in compliance with the provisions of the bond indenture and the registration rights agreement related to the Convertible Debt Securities.

As of March 31, 2005: the Company (i) had made no borrowings under its $100 million 2004 Revolving Credit Facility; (ii) was in compliance with the financial ratio and other covenants of the 2004 Revolving Credit Facility; and (iii) had the entire $100 million of the Revolving Credit Facility available to be drawn upon.

8.	LONG-LIVED ASSETS

Reorganization of Reporting Structure for Goodwill Impairment Assessment. In conjunction with the Company’s change in reporting structure for its operating segments as discussed in Note 6 above, the Company changed the components of its reporting units for purposes of its goodwill impairment assessments under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Previously, the plaNet component was aggregated with the GSS Division and considered one reporting unit under the GSS Division. As a result of this reorganization, the plaNet component is now aggregated with the Broadband Division and considered one reporting unit under the Broadband Division as these components are considered to have similar economic characteristics. As a result, $19.3 million of goodwill was moved from the GSS Division reporting unit to the Broadband Division reporting unit during the first quarter of 2005. The $19.3 million represents the historical carrying value of goodwill related to the plaNet and ICMS businesses.

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2005 was as follows (in thousands):

	Broadband Division	GSS Division	Consolidated
Balance as of December 31, 2004	$623	$217,723	$218,346
Restatement to reflect segment reorganization (see Note 6)	19,288	(19,288)	—
Impairment losses	—	—	—
Effects of changes in foreign currency exchange rates and other	(39)	(168)	(207)

Balance as of March 31, 2005	$19,872	$198,267	$218,139

Other Intangible Assets. The Company’s intangible assets subject to amortization consist of client contracts and software. As of March 31, 2005 and December 31, 2004 the carrying values of these assets were as follows (in thousands):

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$115,349	$(66,073)	$49,276	$113,325	$(62,898)	$50,427
Software	101,759	(80,607)	21,152	101,781	(77,086)	24,695

Total	$217,108	$(146,680)	$70,428	$215,106	$(139,984)	$75,122

The aggregate amortization related to intangible assets for the three months ended March 31, 2005 and 2004 was $6.8 million and $5.6 million, respectively. Based on the December 31, 2004 net carrying value of these intangible assets, the estimated aggregate amortization for each of the five succeeding fiscal years ending December 31 are: 2005 – $26.5 million; 2006 – $23.6 million; 2007 – $15.6 million; 2008 – $9.4 million; and 2009 – zero.

Carrying Value of the GSS Division’s Intangible Assets. As of March 31, 2005, there was approximately $18 million in net intangible assets (primarily software) and approximately $198 million of goodwill that was attributable to the GSS Division, which included the assets from the Kenan Business and Davinci acquisitions. Key drivers of the value assigned to these acquisitions are the global telecommunications industry client base and the software assets acquired. To date, the GSS Division has not achieved the financial performance that the Company had originally anticipated due to many factors, including the economic downtown experienced within the global telecommunications industry since the Company acquired these assets. The Company’s current business plan anticipates substantial revenue and earnings growth for the GSS Division over the next several years. The Company will continue to monitor the carrying value of the GSS Division’s goodwill and other long-lived intangible assets as it executes on its business plan to achieve this revenue and earnings growth. The Company expects to perform the GSS Division goodwill impairment test (the Company’s annual required test) in the third quarter of 2005, unless events occur which would require an analysis earlier than that date. If the Company fails to execute to its business plan (due to market conditions or other business reasons), and as a result, the Company materially revises its GSS Division financial projections, it is reasonably possible that a review for impairment of the GSS Division’s goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Carrying Value of Broadband Division’s Intangible Assets. As of March 31, 2005, the Broadband Division had approximately $52 million in net intangible assets (primarily client contracts). Of this net intangible asset amount, approximately $42 million relates to the Comcast Contract. In addition, at March 31, 2005, the Broadband Division had approximately $20 million of goodwill, which included assets from the ICMS and plaNet Consulting acquisitions.

9.	RESTRUCTURING CHARGES

Cost Reduction Initiatives and Restructuring Charges. Since the third quarter of 2002, the Company has implemented several cost reduction initiatives, mainly due to the economic decline in the global telecommunications industry and the uncertainty in the timing and the extent of any economic turnaround within the industry, and due to the reduction in revenues resulting from the Comcast arbitration ruling received in October 2003. As a result of these cost reduction initiatives, the Company has recorded restructuring charges related to involuntary employee terminations and various facility abandonments. The accounting for facility abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities. The Company continually evaluates its assumptions, and adjusts the related facility abandonment reserves based on the revised assumptions at that time. In addition, the Company continually evaluates ways to reduce its operating expenses through new restructuring opportunities, including utilization of its workforce and current operating facilities.

During the three months ended March 31, 2005 and 2004, the Company recorded restructuring charges of $0.7 million and $2.2 million, respectively, related to its cost reduction initiatives. The restructuring costs have been reflected as a separate line item on the accompanying Condensed Consolidated Statements of Income. The components of the restructuring charges are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Involuntary employee terminations	$568	$1,554
Facility abandonments	146	595
All other	1	2

Total restructuring charges	$715	$2,151

Restructuring Reserves. The activity in the business restructuring reserves during the three months ended March 31, 2005 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
December 31, 2004, balance	$57	$7,652	$—	$7,709
Charged to expense during the period	568	146	1	715
Cash payments	(159)	(1,290)	(1)	(1,450)
Other	(158)	(82)	—	(240)

March 31, 2005, balance	$308	$6,426	$—	$6,734

Of the $6.7 million business restructuring reserve balance as of March 31, 2005, $5.1 million was included in current liabilities and $1.6 million was included in non-current liabilities. As of March 31, 2005, the present value of the estimated proceeds from any sublease agreements used in the calculation of the business restructuring reserves was approximately $13 million, of which approximately $4 million related to future sublease proceeds from signed noncancelable sublease agreements.

10.	COMMITMENTS, GUARANTEES AND CONTINGENCIES

Executive Retirement Benefits. In December 2004, the Company announced its Chairman of the Board of Directors (the “Chairman”) and then Chief Executive Officer (“CEO”) would retire on June 30, 2005. In consideration for certain changes to the Chairman and CEO’s employment agreement and for post-termination consulting services to be provided, the Company agreed to pay the Chairman and CEO a total of $9.6 million, $5.6 million which will be paid on January 2, 2006, $2.0 million of which will be paid on July 1, 2006, and $2.0 million of which will be paid on January 2, 2007. The Company will record expense of $9.0 million related to his retirement package over the related service period, which began in December 2004 and ends upon his retirement on June 30, 2005. Approximately $0.5 million of this expense was recorded in the fourth quarter of 2004, approximately $4.2 million was recorded in the first quarter of 2005, and approximately $4.3 million will be recorded in the second quarter of 2005. The remainder of the $0.6 million expense will be recorded over the period from the retirement date through the final payment date of January 2007.

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

Contingent Consideration. Contingent consideration represents an arrangement to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. In the Davinci Business Acquisition, which closed in December 2002, the stock purchase agreement included contingent purchase provisions providing the sellers of Davinci the opportunity to receive additional purchase price amounts in 2003 through 2006. During 2005 and 2006, the sellers of Davinci are eligible to receive contingent purchase price amounts of up to $1.8 million. Any contingent purchase price amounts will be recorded as additional purchase price when the events associated with the contingencies occur. As of March 31, 2005 the Company had not accrued any amount for the 2005 portion of the contingent consideration as the outcome of the contingency is not determinable beyond a reasonable doubt.

Claims for Company Non-performance. The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company, or in the case of certain of the Company’s out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2005, the Company believes it had adequate reserves to cover any reasonably anticipated exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients.

Legal Proceedings. From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any material pending or threatened legal proceedings.

CSG SYSTEMS INTERNATIONAL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts and percentages)

	Three months ended March 31,
	2005		2004
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Processing and related services	$83,366	60.9%	$81,132	62.2%
Software	11,102	8.1	7,637	5.9
Maintenance	24,546	17.9	25,051	19.2
Professional services	17,892	13.1	16,544	12.7

Total revenues	136,906	100.0	130,364	100.0

Cost of revenues:
Cost of processing and related services	42,458	31.0	33,806	25.9
Cost of software and maintenance	15,605	11.4	16,274	12.5
Cost of professional services	15,437	11.3	14,150	10.9

Total cost of revenues	73,500	53.7	64,230	49.3

Gross margin (exclusive of depreciation)	63,406	46.3	66,134	50.7

Operating expenses:
Research and development	15,449	11.3	15,840	12.2
Selling, general and administrative	28,238	20.6	23,223	17.8
Depreciation	3,767	2.8	3,636	2.8
Restructuring charges	715	0.5	2,151	1.6

Total operating expenses	48,169	35.2	44,850	34.4

Operating income	15,237	11.1	21,284	16.3

Other income (expense):
Interest expense	(1,915)	(1.4)	(3,554)	(2.7)
Interest and investment income, net	969	0.7	283	0.2
Other, net	(224)	(0.2)	(513)	(0.4)

Total other	(1,170)	(0.9)	(3,784)	(2.9)

Income before income taxes	14,067	10.2	17,500	13.4
Income tax provision	(5,486)	(4.0)	(6,667)	(5.1)

Net income	$8,581	6.2%	$10,833	8.3%

Basic net income per common share:
Net income available to common stockholders	$0.17		$0.21

Weighted-average common shares	49,045		51,682

Diluted net income per common share:
Net income available to common stockholders	$0.17		$0.21

Weighted-average common shares	49,584		52,255

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2004 (our “2004 10-K”).

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

Market Conditions of the Global Telecommunications Industry

Since the vast majority of our clients operate within the global telecommunications industry, the economic state of this industry directly impacts our business. During the time period from early 2001 through 2003, the economic state of the global telecommunications industry deteriorated, resulting primarily from a general global economic downturn, network and plant overcapacity, and mounting debt combined with limited availability of capital. This downward trend continued into 2004, however to a much lesser degree than previous years. During this time frame, many companies operating within this industry publicly reported decreased revenues and earnings, and several companies filed for bankruptcy protection. Most telecommunications companies reduced their operating costs and capital expenditures to cope with the market conditions during these times. This resulted in a decrease in spending on business support and operation support systems aimed at helping service providers manage the increasing complexity and cost of managing the interaction between communications companies and their customers, which resulted in a decrease in demand for our customer care and billing products and services. As of the end of 2004, we believe the market has stabilized. In addition, we believe the improved operating results and financial condition of many service providers are beginning to provide signs of economic improvement within this industry sector.

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

Reorganization of Operating Segments

We serve our clients through our two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”). During the first quarter of 2005, we reorganized certain components of our operating segments as a result of changes in our management and internal reporting structure. The reorganization consisted primarily of moving the plaNet Consulting (“plaNet”) division, including the Integrated Customer Management System (“ICMS”) assets acquired by us in 2002 from IBM, from the GSS Division to the Broadband Division. PlaNet was acquired in 2001 and its current business model includes providing professional and consulting services to our Broadband Division clients and managing our ICMS service bureau business. The reorganization was done after evaluating the business plans and relationship of plaNet with the Broadband Division, along with how the plaNet business has evolved and how it is expected to continue developing a business model based more on recurring revenues. The reorganization resulted in approximately $6.6 million of revenue and $9.2 million of segment operating expenses moving from the GSS Division to the Broadband Division in the three months ended March 31, 2005, and $5.4 million of revenue and $8.1 million of segment operating expenses moving from the GSS Division to the Broadband Division in the three months ended March 31, 2004.

See Note 6 to the Financial Statements for the segment operating results for the first quarter of 2005. The restated quarterly and full year 2004 segment financial information, in order to conform to the new reporting structure, are as follows (in thousands, except percentages). Throughout the remainder of MD&A, all references to 2004 operating segment results and corporate overhead costs are made to the restated results below.

	Three Months Ended March 31, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$81,132	$—	$—	$81,132
Software revenues	950	6,687	—	7,637
Maintenance revenues	6,891	18,160	—	25,051
Professional services revenues	3,016	13,528	—	16,544

Total revenues	91,989	38,375	—	130,364
Segment operating expenses (1)	57,156	34,450	15,323	106,929

Contribution margin (loss) (1)	$34,833	$3,925	$(15,323)	$23,435

Contribution margin percentage	37.9%	10.2%	N/A	18.0%

Certain non-cash expenses:
Amortization (2)	$3,071	$2,577	$—	$5,648
Depreciation	1,869	890	877	3,636
Stock-based compensation	1,247	682	2,216	4,145

Total	$6,187	$4,149	$3,093	$13,429

	Three Months Ended June 30, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$80,895	$—	$—	$80,895
Software revenues	1,202	6,907	—	8,109
Maintenance revenues	6,516	17,137	—	23,653
Professional services revenues	4,082	12,924	—	17,006

Total revenues	92,695	36,968	—	129,663
Segment operating expenses (1)	57,064	34,113	16,361	107,538

Contribution margin (loss) (1)	$35,631	$2,855	$(16,361)	$22,125

Contribution margin percentage	38.4%	7.7%	N/A	17.1%

Certain non-cash expenses:
Amortization (2)	$4,184	$2,568	$—	$6,752
Depreciation	1,772	858	887	3,517
Stock-based compensation	1,247	673	1,880	3,800

Total	$7,203	$4,099	$2,767	$14,069

	Three Months Ended September 30, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$80,748	$—	$—	$80,748
Software revenues	1,419	8,225	—	9,644
Maintenance revenues	6,542	18,094	—	24,636
Professional services revenues	4,605	13,440	—	18,045

Total revenues	93,314	39,759	—	133,073
Segment operating expenses (1)	62,726	34,164	14,685	111,575

Contribution margin (loss) (1)	$30,588	$5,595	$(14,685)	$21,498

Contribution margin percentage	32.8%	14.1%	N/A	16.2%

Certain non-cash expenses:
Amortization (2)	$3,885	$2,614	$—	$6,499
Depreciation	1,753	790	992	3,535
Stock-based compensation	1,232	646	1,625	3,503

Total	$6,870	$4,050	$2,617	$13,537

	Three Months Ended December 31, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$84,319	$—	$—	$84,319
Software revenues	1,301	8,224	—	9,525
Maintenance revenues	6,165	18,142	—	24,307
Professional services revenues	5,044	13,451	—	18,495

Total revenues	96,829	39,817	—	136,646
Segment operating expenses (1)	65,607	34,489	15,567	115,663

Contribution margin (loss) (1)	$31,222	$5,328	$(15,567)	$20,983

Contribution margin percentage	32.2%	13.4%	N/A	15.4%

Certain non-cash expenses:
Amortization (2)	$4,128	$2,557	$—	$6,685
Depreciation	1,717	1,725	961	4,403
Stock-based compensation	1,208	593	1,637	3,438

Total	$7,053	$4,875	$2,598	$14,526

	Year Ended December 31, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$327,094	$—	$—	$327,094
Software revenues	4,872	30,043	—	34,915
Maintenance revenues	26,114	71,533	—	97,647
Professional services revenues	16,747	53,343	—	70,090

Total revenues	374,827	154,919	—	529,746
Segment operating expenses (1)	242,553	137,216	61,936	441,705

Contribution margin (loss) (1)	$132,274	$17,703	$(61,936)	$88,041

Contribution margin percentage	35.3%	11.4%	N/A	16.6%

Certain non-cash expenses:
Amortization (2)	$15,268	$10,316	$—	$25,584
Depreciation	7,111	4,263	3,717	15,091
Stock-based compensation	4,934	2,594	7,358	14,886

Total	$27,313	$17,173	$11,075	$55,561

(1)	Segment operating expenses and contribution margin (loss) exclude restructuring charges of $2.2 million, $0.1 million, $0.1 million, $0.3 million, and $2.7 million, respectively, for each of the first through the fourth quarters of 2004, and for the full year 2004.

(2)	Amortization of investments in client contracts related to incentives provided to new or existing clients to convert and process their customers on the Broadband Division’s customer care and billing systems of $2.1 million, $3.0 million, $3.2 million, $3.1 million, and $11.4 million, respectively, for each of the first through the fourth quarters of 2004, and for the full year 2004 has been reflected as a reduction in processing and related services revenues in the segment information presented above and in the accompanying Financial Statements.

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

A summary of our consolidated results of operations for the first quarter of 2005 is as follows:

•	Our total consolidated revenues for the first quarter of 2005 were $136.9 million, compared to $130.4 million for the same period last year (a 5.0% increase), and relatively flat when compared to $136.6 million for the fourth quarter of 2004. The increase in year-over-year performance is attributable primarily to higher processing and software revenues within the Broadband Division.

•	Our total consolidated operating expenses for the first quarter of 2005 were $121.7 million, compared to $109.1 million for the same period last year (an 11.5% increase), and fourth quarter of 2004 operating expenses of $116.0 million (a 4.9% increase). The increase in total consolidated operating expenses from the fourth quarter of 2004 to the first quarter of 2005 relates primarily to the accrual of $4.2 million of retirement benefits in the first quarter of 2005 related to the announced retirement of our former Chief Executive Officer (“CEO”), Neal Hansen, which is discussed in greater detail below.

The year-over-year increase in total consolidated operating expenses relates primarily to: (i) an increase in data processing costs, primarily due to greater processing requirements for ACP functionality; (ii) an increase in labor-related costs, primarily as a result of the merit wage increases in August 2004 and the increase in staff added in the latter part of 2004 to support the growth opportunities of our Voice over IP products and services and migration of clients to ACP; and (iii) the accrual of $4.2 million of retirement benefits for Mr. Hansen in the first quarter of 2005.

•	Our net income for the first quarter of 2005 was $8.6 million, or $0.17 per diluted share. Net income was reduced by approximately $4.2 million (pretax impact), or $0.05 per diluted share, for the accrual of benefits related to Mr. Hansen’s retirement, and approximately $0.7 million (pretax impact), or $0.01 per diluted share, for restructuring charges. Net income for the first quarter of 2004 was $10.8 million, or $0.21 per diluted share. The first quarter 2004 results were reduced by restructuring charges of approximately $2.2 million (pretax impact), or $0.02 per diluted share.

•	For the first quarter of 2005, stock-based compensation expense was $4.3 million, depreciation expense was $3.8 million, and amortization of intangible assets was $7.1 million. These non-cash charges totaled $15.2 million (pretax impact), or approximately $0.19 per diluted share.

•	We continued to generate strong cash flows as a result of our profitable operations and through effective management of our working capital. We ended the first quarter of 2005 with $146.8 million of cash and cash equivalents and short-term investments, compared to $157.5 million as of December 31, 2004. Cash flows from operations for the first quarter of 2005 were approximately $18.9 million, which were negatively impacted by approximately $9 million due to one of our domestic clients delaying payment of a monthly invoice until after March 31, 2005. This invoice was subsequently paid in April 2005.

Other key events for the quarter ended March 31, 2005 are as follows:

•	On March 6, 2005, our Board of Directors made certain changes to our executive management team as follows. See our Form 8-K filed March 10, 2005 (as amended by Form 8-K/A on April 14, 2005) for additional details of these matters.

•	Effective March 31, 2005, Mr. Hansen resigned as CEO of our company. Mr. Hansen will continue in his role as Chairman of the Board of Directors (“Chairman”) until his previously announced retirement date of June 30, 2005, at which time he will resign as Chairman. Mr. Hansen will remain on the Board of Directors through his current term which ends in 2006. Mr. Hansen will receive a total of $9.6 million of benefits related to his announced retirement, which will be paid out beginning in January 2006. We will record expense of $9.0 million related to his retirement package over his related service period, which began in December 2004 and ends upon Mr. Hansen’s retirement on June 30, 2005. Approximately $0.5 million of this expense was recorded in the fourth quarter of 2004, approximately $4.2 million was recorded in the first quarter of 2005, and approximately $4.3 million will be recorded in the second quarter of 2005. The remainder of $0.6 million will be recorded over the period from the retirement date through the final payment date of January 2007. See Note 10 to the Financial Statements for more details of the retirement benefits to be paid to Mr. Hansen.

•	Effective April 1, 2005, Edward C. Nafus, our then President of the Broadband Division, assumed the position of CEO and President of our company. In addition, effective March 7, 2005, Mr. Nafus was added to our Board of Directors.

•	Effective March 7, 2005, John “Hank” Bonde, was appointed to the position of Executive Vice President and President of our GSS Division.

•	Effective March 7, 2005, Robert M. “Mike” Scott, was appointed to the position of Executive Vice President and General Manager of our Broadband Division.

•	During the first quarter of 2005, we repurchased approximately 1.3 million shares of our common stock for approximately $23 million (weighted-average price of $17.88 per share).

Broadband Division. The Broadband Division generates its revenues primarily by providing outsourced customer care and billing services with its core product CSG ACP (“ACP”, formerly CCS/BP) to North American, primarily the United States (“U.S.”), broadband service providers, primarily for cable television, Internet, and satellite television product offerings. The market for the Broadband Division’s products and services is highly competitive, resulting in significant pricing pressures for contract renewals.

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

A summary of the key business matters for the Broadband Division in the first quarter of 2005 is as follows:

•	The Broadband Division’s first quarter of 2005 revenues totaled $98.6 million, compared to first quarter of 2004 revenues of $92.0 million (a 7.2% increase), and fourth quarter of 2004 revenues of $96.8 million (a 1.9% increase). The year-over-year and the sequential quarterly increases relate primarily to an increase in software revenues in the first quarter of 2005 when compared to the other periods.

•	The Broadband Division’s segment operating expenses for the first quarter of 2005 totaled $65.0 million, compared to first quarter of 2004 segment operating expenses of $57.2 million (a 13.8% increase), and fourth quarter of 2004 segment operating expenses of $65.6 million (a 0.9% decrease). As discussed above, the increase in year-over-year expenses is primarily related to an increase in: (i) data processing costs, primarily due to greater processing requirements for ACP functionality; and (ii) an increase in labor-related costs, primarily as a result of the merit wage increases in August 2004 and the increase in staff added in the latter part of 2004 to support the growth opportunities of our Voice over IP products and services and migration of clients to ACP.

•	The Broadband Division’s segment contribution margin for the first quarter of 2005 totaled $33.6 million, compared to first quarter of 2004 segment contribution margin of $34.8 million (a 3.6% decrease), and fourth quarter of 2004 segment contribution margin of $31.2 million (a 7.6% increase). The decrease in year-over-year contribution margin is due primarily to an increase in operating expenses between periods, as discussed above. Non-cash charges for the first quarter of 2005 that are included in the determination of contribution margin are stock-based compensation expense of $1.3 million, depreciation expense of $1.8 million, and amortization of intangible assets of $4.3 million, for total non-cash charges of $7.4 million for the first quarter of 2005.

•	Total domestic customer accounts processed on our system as of March 31, 2005 were 43.9 million, compared to 43.5 million as of December 31, 2004. The annualized revenue per processing unit (“ARPU”) for the first quarter of 2005 was $7.63, compared to $7.38 for the first quarter of 2004, and $7.67 for the fourth quarter of 2004.

•	In January 2005, we signed an agreement to provide Voice over IP services to all of Comcast’s customers processed on our system, which is approximately two-thirds of Comcast’s total customer base.

•	The Broadband Division continues to migrate the customer accounts processed on our system to the ACP platform. As of March 31, 2005, we have successfully migrated approximately one-fourth of the customer accounts processed on our system to this new platform, and we expect to migrate a substantial number of additional customer accounts to this platform during the remainder of 2005. See the “Business” section of our 2004 10-K for additional discussion of this effort.

•	The Broadband Division has successfully renewed all of its material client relationships scheduled for renewal in 2005.

GSS Division. The GSS Division is a global provider of convergent billing and customer care software and services that enable telecommunications service providers to bill their customers for existing and next-generation services, including mobile and wireline telephony, Internet, cable television, and satellite.

The GSS Division’s revenues consist of software license and maintenance fees, and various professional and consulting services related to its software products (principally, implementation services). The market for the GSS Division’s products and services is highly competitive, resulting in significant pricing pressures for both new and existing client purchases. Historically, approximately three-fourths of the GSS Division’s revenues have been generated outside the U.S. We expect that a similar portion of the GSS Division’s 2005 revenues will be generated outside the U.S.

A summary of the key business matters for the GSS Division in the first quarter of 2005 is as follows:

•	The GSS Division’s first quarter of 2005 revenues totaled $38.3 million, compared to first quarter of 2004 revenues of $38.4 million (relatively unchanged), and fourth quarter of 2004 revenues of $39.8 million (a 3.8% decrease).

•	The GSS Division’s segment operating expenses for the first quarter of 2005 totaled $36.0 million, compared to first quarter of 2004 segment operating expenses of $34.5 million (a 4.4% increase) and fourth quarter of 2004 segment operating expenses of $34.5 million (a 4.2% increase).

•	The GSS Division’s segment contribution margin in the first quarter of 2005 totaled $2.3 million, compared to first quarter of 2004 segment contribution margin of $3.9 million (a 40.5% decrease), and a fourth quarter of 2004 segment contribution margin of $5.3 million (a 56.2% decrease). The year-over-year and the sequential quarterly decrease relates primarily to the decrease in revenues and increase in segment operating expenses between periods, as discussed above. Non-cash charges for the first quarter of 2005 that are included in the determination of contribution margin are stock-based compensation expense of $0.6 million, depreciation expense of $1.0 million, and amortization of intangible assets of $2.6 million, for total non-cash charges of $4.2 million for the first quarter of 2005.

•	During the first quarter of 2005, ten providers, including one new client, signed up for the GSS Division’s next generation solution, Kenan FX.

•	During the first quarter of 2005, we expanded our relationship with several existing clients, including Vodafone Spain, Vodafone Portugal, British Telecommunications, Maxis, ALLTEL and Tata Teleservices.

Significant Client Relationships

Comcast. Comcast is our largest client. For the quarters ended March 31, 2005 and 2004, revenues from Comcast represented approximately 15% and 18%, respectively, of total consolidated revenues. We expect that the percentage of our total consolidated revenues in 2005 related to Comcast will represent a percentage comparable to that of the first quarter of 2005, and continue to expect that revenues from Comcast will be in-line with or exceed its contractual minimums. The Comcast Contract has minimum annual financial commitments for 2005 and 2006, and runs through the end of 2008. The Comcast Contract and related amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

Echostar. Echostar is our second largest client. For the quarters ended March 31, 2005 and 2004, revenues from Echostar represented approximately 14% and 13%, respectively, of total consolidated revenues. We expect that the percentage of our total consolidated revenues in 2005 related to Echostar will represent a percentage comparable to that of the first quarter of 2005. In February 2004, we extended our contract with Echostar through March 1, 2006. The Echostar Master Subscriber Agreement and related amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

Adelphia. During the second quarter of 2004, we signed a new five-year customer care and billing services contract with Adelphia Communications (“Adelphia”). We currently process on our system approximately 50% of Adelphia’s domestic broadband customers. Adelphia has been operating under bankruptcy protection since June 2002. Recently it was publicly announced that Adelphia would sell out of bankruptcy its broadband business jointly to Time Warner Inc. and Comcast. The sale of the assets is subject to various Bankruptcy Court and regulatory approvals. If the sale of the assets were to occur, it is unknown at this time as to what, if any, financial impact the sale would have to our business.

Stock Repurchase Program

We have a stock repurchase program, approved by the Board of Directors, authorizing us to purchase up to 15 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarter of 2005, we repurchased 1.3 million shares of our common stock under the Stock Repurchase Program for $23.0 million (weighted-average price of $17.88 per share). Including these shares, the total shares repurchased under the Stock Repurchase Program since its inception in August 1999 is 10.6 million shares, at a total repurchase price of $275.6 million (a weighted-average price of $25.98 per share.) As of March 31, 2005, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 4.4 million shares. The Stock Repurchase Program does not have an expiration date. The shares repurchased under Stock Repurchase Program are being held as treasury shares.

In April 2005, we established a formal plan with a financial institution that complies with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Rule 10b5-1 Plan”) to repurchase shares of our common stock on the open market. Any shares repurchased under the Rule 10b5-1 Plan are counted towards the 15 million share limit authorized under the Stock Repurchase Program. The Rule 10b5-1 Plan supplements any stock repurchases we may decide to purchase under the existing terms of our Stock Repurchase Program. In effect, the Rule 10b5-1 Plan facilitates achieving stock buyback objectives more readily by permitting the execution of trades during periods that would otherwise be prohibited by internal trading policies. The maximum quarterly repurchase limitation established by us under the Rule 10b5-1 Plan is $15 million. Subsequent to March 31, 2005 through May 6, 2005, we have repurchased approximately 113,000 shares under the Stock Repurchase Program at a total purchase price of approximately $2.0 million (a weighted-average price of $17.64 per share).

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following income statement captions and operating segment results in the accompanying Financial Statements (in thousands):

	Three Months Ended March 31,
	2005	2004
Consolidated Statements of Income:
Cost of processing and related services	$845	$621
Cost of software and maintenance	175	219
Cost of professional services	160	275
Research and development	520	471
Selling, general and administrative	2,637	2,559

Total stock-based compensation expense	$4,337	$4,145

Segment Results:
Broadband Division	$1,315	$1,247
GSS Division	607	682
Corporate	2,415	2,216

Total stock-based compensation expense	$4,337	$4,145

GSS Division Goodwill and Other Long-Lived Assets

As discussed in Notes 6 and 8 to the Financial Statements, in the first quarter of 2005, we reorganized certain components of our operating segments as a result of changes in our management and internal reporting structure. The reorganization consisted primarily of moving plaNet from the GSS Division to the Broadband Division. In conjunction with the change in reporting structure for our operating segments, we also changed the components of our reporting units for purposes of our goodwill impairment assessments. Previously, the plaNet component was aggregated with the GSS Division and considered one reporting unit under the GSS Division. As a result of this reorganization, the plaNet component is now aggregated with the Broadband Division and considered one reporting unit under the Broadband Division as these components are considered to have similar economic characteristics.

As a result of the above mentioned changes, of as March 31, 2005, there was approximately $18 million in net intangible assets (primarily software) and approximately $198 million of goodwill that was attributable to the GSS Division, relating primarily to the Kenan Business and Davinci acquisitions. Key drivers of the value assigned to the Kenan Business and Davinci acquisitions are the global telecommunications industry client base and the software assets acquired. To date, the GSS Division has not achieved the financial performance that we had originally anticipated due to many factors, including the economic downtown experienced within the global telecommunications industry since we acquired these assets. Our current business plan anticipates substantial revenue and earnings growth for the GSS Division over the next several years. We will continue to monitor the carrying value of the GSS Division’s goodwill and other long-lived intangible assets as we execute on our business plan to achieve this revenue and earnings growth. We expect to perform the next GSS Division goodwill impairment test (our annual required test) in the third quarter of 2005, unless events occur which would require an analysis earlier than that date. If the we fail to execute to our business plan (due to market conditions or other business reasons), and as a result, we materially revise our GSS Division financial projections, it is reasonably possible that a review for impairment of the GSS Division’s goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

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

The critical accounting policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) business restructurings; (v) loss contingencies; (vi) income taxes; (vii) business combinations and asset purchases; and (viii) capitalization of internal software development costs. These critical accounting policies and our other significant accounting policies are discussed in greater detail in our 2004 10-K.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the three months ended March 31, 2005 increased to $136.9 million, from $130.4 million for the three months ended March 31, 2004. The increase between periods is primarily due to increases in processing and software revenues.

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic region for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
North America (principally the U.S.)	$103,671	$96,913
Europe, Middle East and Africa (principally Europe)	20,874	18,441
Asia Pacific	6,650	8,989
Central and South America	5,711	6,021

Total revenues	$136,906	$130,364

For revenues generated outside North America, no single country accounts for more than 5% of our total revenues.

See the “Results of Operations – Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Revenues. See our 2004 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the three months ended March 31, 2005 increased 25.6% to $42.5 million, from $33.8 million for the three months ended March 31, 2004. The increase between periods is primarily due to an increase in: (i) data processing costs, primarily due to greater processing requirements for ACP functionality; and (ii) labor-related costs, primarily as a result of the merit wage increases in August 2004 and the increase in staff added in the latter part of 2004 to support the growth opportunities of our Voice over IP products and services and migration of clients to ACP. Processing costs as a percentage of related processing revenues were 50.9% (gross margin of 49.1%) for the three months ended March 31, 2005 compared to 41.7% (gross margin of 58.3%) for the three months ended March 31, 2004. The decrease in the gross margin percentage between periods relates primarily to the increase in costs, as mentioned above, without a corresponding increase in revenues related to such costs. We do not initially receive any additional revenue from our clients as we migrate them to the ACP platform. In addition, at this time, the incremental revenues from Voice over IP products and services is not significant.

Cost of Software and Maintenance. The combined cost of software and maintenance for the three months ended March 31, 2005 decreased 4.1% to $15.6 million, from $16.3 million for the three months ended March 31, 2004. The decrease between periods is primarily due to a reduction in personnel assigned internally to software maintenance projects. The cost of software and maintenance as a percentage of related revenues was 43.8% (gross margin of 56.2%) for the three months ended March 31, 2005 as compared to 49.8% (gross margin of 50.2%) for the three months ended March 31, 2004. The increase in the gross margin percentage between periods relates primarily to higher software revenues within the Broadband Division for the first quarter of 2005. As discussed below, fluctuations in the quarterly gross margin for software and maintenance revenues are an inherent characteristic of software companies, which can be impacted by, among others things, the timing of executed contracts in any one quarter.

Cost of Professional Services. The cost of professional services for the three months ended March 31, 2005 increased 9.1% to $15.4 million, from $14.2 million for the three months ended March 31, 2004, and is generally consistent with the increase in professional services revenues between periods. The cost of professional services as a percentage of related revenues was 86.3% (gross margin of 13.7%) for the three months ended March 31, 2005, as compared to 85.5% (gross margin of 14.5%) for the three months ended March 31, 2004. As discussed below, fluctuations in the quarterly gross margin for professional services revenues are an inherent characteristic of professional services companies.

Gross Margin (Exclusive of Depreciation). Revenues from software licenses, maintenance services and professional services make up approximately 40% of our total revenues. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, maintenance services, and perform professional services. Our quarterly revenues for software licenses, maintenance services and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. See Exhibit 99.01 for additional discussion of factors that may cause fluctuations in quarterly revenues and operating results. However, the costs associated with software and maintenance revenues, and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our software and maintenance, professional services, and overall gross margins, will likely occur between periods.

The overall gross margin (exclusive of depreciation) for the three months ended March 31, 2005 was $63.4 million compared to $66.1 million for the three months ended March 31, 2004. The overall gross margin percentage was 46.3% for the three months ended March 31, 2005, compared to 50.7% for the three months ended March 31, 2004. The changes in the overall gross margin and overall gross margin percentage were due to the factors discussed above, which is primarily due to the decrease in the gross margin and the gross margin percentage related to processing revenues.

Research and Development Expense. R&D expense decreased 2.5% to $15.4 million for the three months ended March 31, 2005, from $15.8 million for the three months ended March 31, 2004. As a percentage of total revenues, R&D expense was 11.3% for the three months ended March 31, 2005, compared to 12.2% for the three months ended March 31, 2004. We did not capitalize any internal software development costs during the three months ended March 31, 2005 and 2004.

During the first quarter of 2005, we focused our development and enhancement efforts on:

•	various R&D projects for the GSS Division, consisting principally of enhancements to the existing Kenan FX product suite, as well as new software modules; and

•	various R&D projects for the Broadband Division, consisting principally of enhancements to ACP and related Broadband Division software products, targeted to increase the functionalities and features of the products, including those necessary to service Voice over IP product offerings.

At this time, we expect our investment in R&D over time will approximate our historical investment rate of 10-12% of total revenues. We expect this investment will be focused on the ACP and the Kenan Business product suites, as well as additional stand-alone products as they are identified.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the three months ended March 31, 2005, increased 21.6% to $28.2 million, from $23.2 million for the three months ended March 31, 2004. As a percentage of total revenues, SG&A expense was 20.6% for the three months ended March 31, 2005 as compared to 17.8% for the three months ended March 31, 2004. The increase in SG&A expense relates primarily to the $4.2 million expense recorded in the first quarter of 2005 related to retirement benefits for our former CEO, Mr. Hansen, who retires on June 30, 2005. See Note 10 to the Financial Statements for additional discussion of these retirement benefits.

SG&A expense in the first quarter of 2005 reflects a sequential increase of $3.8 million when compared to the fourth quarter of 2004 amount of $24.4 million. The increase is primarily due to Mr. Hansen’s retirement benefits recorded in the first quarter of 2005 as discussed above. An additional $4.3 million of retirement benefits for Mr. Hansen will be recorded in the second quarter of 2005.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2005 was relatively flat at $3.8 million, compared to $3.6 million for the three months ended March 31, 2004. The capital expenditures during the first quarter of 2005 consisted principally of computer hardware and related equipment and leasehold improvements. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Since the third quarter of 2002, we have implemented several cost reduction initiatives, mainly due to the economic decline in the global telecommunications industry and the uncertainty in the timing and the extent of any economic turnaround within the industry, and due to the reduction in revenues resulting from the Comcast arbitration ruling received in October 2003. As of result of these cost reduction initiatives, we have recorded restructuring charges related to involuntary employee terminations and various facility abandonments. The accounting for facility abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities. We continually evaluate our assumptions, and adjust the related facility abandonment reserves based on the revised assumptions at that time. In addition, we continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including utilization of our workforce and current operating facilities.

The components of the restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) of these restructuring charges had on net income and diluted earnings per share, for the three months ended March 31, 2005 and 2004 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended March 31,
	2005	2004
Involuntary employee terminations	$568	$1,554
Facility abandonments	146	595
All other	1	2

Total restructuring charges	$715	$2,151

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income	$436	$1,331

Diluted earnings per share	$0.01	$0.02

During the second quarter of 2005, we expect to record restructuring charges of approximately $4 million, primarily associated with a facilities abandonment which will occur in the second quarter of 2005.

Operating Income. Operating income for the three months ended March 31, 2005, was $15.2 million, or 11.1% of total revenues, compared to $21.3 million or 16.3% of total revenues for the three months ended March 31, 2004. The decrease in operating income between quarters relates primarily to the increase in cost of processing and relates services and the increase in SG&A expense as discussed above. The $4.2 million of retirement benefits for Mr. Hansen and the $0.7 million of restructuring charges mentioned above lowered the operating margin percentage by approximately four percentage points.

Interest Expense. Interest expense for the three months ended March 31, 2005, decreased 46.1% to $1.9 million, from $3.6 million for the three months ended March 31, 2004. The weighted-average balance of our long-term debt for the three months ended March 31, 2005 was $230 million, compared to approximately $228 million for the three months ended March 31, 2004. The weighted-average interest rate on our debt borrowings for the three months ended March 31, 2005, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 3.3%, compared to 5.8% for the three months ended March 31, 2004. The decrease in the weighted-average interest rate between periods relates to the issuance of our Convertible Debt Securities in June 2004 and the retirement of our then existing bank debt with the proceeds from such issuance. The Convertible Debt Securities have a stated coupon rate of 2.5%, which is substantially less than the interest rates paid on our previous bank debt.

Income Tax Provision. For the three months ended March 31, 2005, we recorded an income tax provision of $5.5 million, or an estimated annual effective income tax rate of 39%, compared to an income tax provision of $6.7 million, or an estimated annual effective income tax rate of 38%, for the three months ended March 31, 2004.

Our effective income tax rate for the year ended December 31, 2004 was approximately 32%. Our effective income tax rate for 2004 was positively impacted by the completion and resolution of certain tax matters in foreign jurisdictions during 2004. Our 39% effective income rate for the first quarter of 2005 represents our estimated annual effective tax rate for 2005, which is based upon various assumptions, with the two primary assumptions related to our estimate of total pretax income, and the amounts and sources of foreign pretax income. The actual effective income tax rate for 2005 could deviate from this estimate based on our actual experiences with these items, as well as others.

As of March 31, 2005, our net deferred income tax assets of $43.7 million were related primarily to our domestic operations, and represented approximately 6% of total assets. We continue to believe that sufficient taxable income will be generated to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable domestic operations are supported by the strong operating performance of the Broadband Division over the last several years, and our expectations of future profitability.

Results of Operations - Operating Segments

We serve our clients through our two operating segments: the Broadband Division and the GSS Division. As discussed above, during the first quarter of 2005, we reorganized certain components of our operating segments. Operating segment information reflecting the reorganization and corporate overhead costs for the three months ended March 31, 2005 and 2004, are presented in Note 6 to the Financial Statements.

Broadband Division

Total Revenues. Total Broadband Division revenues for the three months ended March 31, 2005 increased 7.2% to $98.6 million, from $92.0 million for the three months ended March 31, 2004. The increase between periods is primarily due to an increase in processing and software revenues between periods discussed in more detail below.

Processing revenues. Processing revenues for the three months ended March 31, 2005 increased 2.8% to $83.4 million, compared to $81.1 million for the three months ended March 31, 2004. The increase in processing revenues is due primarily to an increased usage of ancillary product services, primarily marketing services. Additional information related to processing revenues is as follows:

•	Total amortization of the client contract intangible asset related to the Comcast Contract (which is reflected as a reduction of processing revenues) for the three months ended March 31, 2005 and 2004 was $3.0 million and $1.9 million, respectively. The increase in amortization between periods reflects the impact of the acceleration in such amortization effective with the new Comcast Contract in March 2004. This amortization will continue to be approximately $3 million per quarter through the end of the Comcast Contract term of December 31, 2008.

•	Total domestic customer accounts processed on our system as of March 31, 2005 was 43.9 million compared to 43.5 million as of December 31, 2004, a 1% increase.

•

ARPU was $7.63 for the first quarter of 2005, compared to $7.38 for the first quarter of 2004, with the increase attributed primarily to increased usage of ancillary product services, primarily marketing services and certain other non-recurring processing revenues. ARPU for the fourth quarter of 2004 was $7.67. We expect that we will generate certain non-recurring processing revenues in the second quarter of 2005 which will cause our ARPU to remain elevated for the quarter. As a result, we expect our ARPU to range from $7.45 to $7.60 for the second quarter of 2005, and our total processing revenues to range between $83 million and $84 million in the second quarter of 2005.

Software revenues. Software revenues for the three months ended March 31, 2005 increased to $4.6 million, compared to $1.0 million for the three months ended March 31, 2004, with the increase due primarily to licenses of our workforce automation and call center solutions.

Segment Operating Expenses and Contribution Margin. Broadband Division operating expenses for the three months ended March 31, 2005 increased 13.8% to $65.0 million, from $57.2 million for the three months ended March 31, 2004. The increase in the Broadband Division’s operating expenses is due primarily to an increase in: (i) data processing costs, primarily due to greater processing requirements for ACP functionality; and (ii) labor-related costs, primarily as a result of the merit wage increases in August 2004 and the increase in staff added in the latter part of 2004 to support the growth opportunities of our Voice over IP products and services and migration of clients to ACP.

Broadband Division contribution margin for the three months ended March 31, 2005 was $33.6 million (contribution margin percentage of 34.1%), compared to $34.8 million (contribution margin percentage of 37.9%) for the three months ended March 31, 2004. The decrease in contribution margin between periods is due primarily to an increase in operating expenses between periods, as discussed above.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of the Broadband Division’s contribution margin for the three months ended March 31, 2005 and 2004 were $7.4 million and $6.2 million, respectively. The increase in non-cash charges is due primarily to the acceleration of amortization related to the Comcast Contract intangible asset discussed above.

GSS Division

Total Revenues. Total GSS Division revenues for the three months ended March 31, 2005 remained relatively unchanged at $38.3 million, as compared to $38.4 million for the three months ended March 31, 2004.

Software Revenues. Software revenues for the three months ended March 31, 2005 decreased 2.5% to $6.5 million, from $6.7 million for the three months ended March 31, 2004. Software revenues for the first quarter of 2005 reflect a sequential decrease of $1.7 million when compared to the fourth quarter of 2004 amount of $8.2 million. As discussed above, fluctuations in revenue from software sales between quarters is an inherent characteristic of software companies and is expected to continue in future periods.

Maintenance Revenues. Maintenance revenues remained relatively flat between periods with $18.1 million for the three months ended March 31, 2005 compared to $18.2 million for the three months ended March 31, 2004.

Professional Services Revenues. Professional services revenues remained relatively flat between periods with $13.6 million for the three months ended March 31, 2005 compared to $13.5 million for the three months ended March 31, 2004.

Segment Operating Expenses and Contribution Margin. GSS Division operating expenses for the three months ended March 31, 2005 increased 4.4% to $36.0 million, from $34.5 million for the three months ended March 31, 2004.

The GSS Division’s contribution margin for the three months ended March 31, 2005 was $2.3 million (contribution margin percentage of 6.1%) as compared to a contribution margin for the three months ended March 31, 2004 of $3.9 million (contribution margin percentage of 10.2%). The decrease in contribution margin between quarters is due primarily to the increase in operating expenses.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of the GSS Division’s contribution margin for the three months ended March 31, 2005 and 2004 were $4.2 million and $4.1 million, respectively.

Corporate

Corporate Operating Expenses. Corporate overhead expenses for the three months ended March 31, 2005 increased 30.4% to $20.0 million, from $15.3 million for the three months ended March 31, 2004. The increase in operating expenses related primarily to the accrual of $4.2 million for retirement benefits for Mr. Hansen in the first quarter of 2005 as discussed above.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in Corporate operating expenses for the three months ended March 31, 2005 and 2004 were $3.4 million and $3.1 million, respectively.

Liquidity

Cash and Liquidity

As of March 31, 2005, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $146.8 million, compared to $157.5 million as of December 31, 2004. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks.

On September 21, 2004, we entered into a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, there were no borrowings outstanding and there was one trade letter of credit issued under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of March 31, 2005, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and the entire $100 million of the 2004 Revolving Credit Facility was available to us.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31, 2005	December 31, 2004
North America (principally the U.S.)	$93,613	$95,390
Europe, Middle East and Africa (principally Europe )	42,892	51,977
Asia Pacific	4,525	3,444
Central and South America	5,781	6,667

Total cash, equivalents and short-term investments	$146,811	$157,478

We generally have ready access to substantially all of our cash and short-term investment balances, but do face limitations on moving cash out of certain foreign jurisdictions. As of March 31, 2005, the cash and short-term investments subject to such limitations were not significant.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with accounting principles generally accepted in the U.S., beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), and then factoring in the impact of changes in working capital items. See our 2004 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows provided by operating activities, which consists of cash from operations and changes in working capital items, for the quarters ended for the indicated periods are as follows (in thousands):

	Quarter Totals	Year-to-Date Totals
2004:
March 31 (1)	$31,965	$31,965
June 30 (2)	40,186	72,151
September 30	24,805	96,956
December 31	22,312	119,268
2005:
March 31 (3)	$18,865	$18,865

(1)	Cash flows from operations for the first quarter of 2004 reflect approximately $10 million of favorable changes in working capital related to the Comcast arbitration.

(2)	Approximately $14 million of the cash flows from operations for the second quarter of 2004 can be attributed to the sale of certain Adelphia pre-bankruptcy accounts receivable to a third party and to higher than normal cash collections of accounts receivable within the GSS Division.

(3)	Cash flows from operations for the first quarter of 2005 were negatively impacted by approximately $9 million due to a domestic client delaying payment of an invoice until after quarterend. This amount was subsequently paid in April 2005.

We believe this table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items, in particular, timely collections of our accounts receivable. Absent any unusual fluctuations in working capital items, we expect our second quarter of 2005 cash flows from operating activities to range from $26 million to $30 million.

The key balance sheet items impacting our cash flows from operating activities are as follows.

Billed Accounts Receivable. Our billed accounts receivable balance by geographic region (based on the location of the client) as of the end of the indicated periods are as follows (in thousands):

	March 31, 2005	December 31, 2004
North America (principally the U.S.)	$102,641	$103,884
Europe, Middle East and Africa (principally Europe)	26,460	21,540
Asia Pacific	11,578	13,540
Central and South America	7,348	7,910

Total billed accounts receivable	148,027	146,874
Less allowance for doubtful accounts	(4,690)	(4,818)

Total billed accounts receivable, net of allowance	$143,337	$142,056

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”), as of the end of the indicated periods, and our DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2004:
March 31	$149,028	$(11,397)	$137,631	66
June 30 (1) (2)	130,662	(6,942)	123,720	66
September 30	128,782	(5,438)	123,344	65
December 31 (3)	146,874	(4,818)	142,056	61
2005:
March 31	148,027	(4,690)	143,337	68

(1)	The decrease in both the gross and net billed accounts receivable between March 31, 2004 and June 30, 2004 relates primarily to the sale of the Adelphia pre-bankruptcy accounts receivable to a third party, and the success we experienced collecting accounts receivable within the GSS Division during the second quarter of 2004.

(2)	The $4.5 million decrease in the Allowance between March 31, 2004 and June 30, 2004 relates primarily to the sale of the aforementioned Adelphia pre-bankruptcy accounts receivable.

(3)	The increase in both the gross and net billed accounts receivable between September 30, 2004 and December 31, 2004 was primarily the result of the timing of new invoices and cash collections.

Unbilled Accounts Receivable and Other Receivables. Revenue earned and recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. Unbilled accounts receivable are an inherent characteristic of certain software and professional services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events. Our unbilled accounts receivable and other receivables as of the end of the indicated periods are as follows (in thousands):

2004:
March 31	$14,409
June 30	13,756
September 30	15,051
December 31	14,030
2005:
March 31	13,847

The March 31, 2005 unbilled accounts receivable balance consists primarily of several projects with various milestone and contractual billing dates which have not yet been reached. A substantial percentage of the March 31, 2005 unbilled accounts receivable are scheduled to be billed and collected by the end of the third quarter of 2005. However, there can be no assurances that the fees will be billed and collected within the expected time frames.

Income Taxes Receivable. We were in a domestic net operating loss (“NOL”) position for 2003 as a result of the $119.6 million Comcast arbitration charge recorded in the third quarter of 2003. Our income tax receivable as of December 31, 2003 was $35.1 million, which resulted from our ability to claim a refund for 2003 income taxes already paid, and from our ability to carry back our NOL to prior years. During the first quarter of 2004, we received approximately $34 million of this income tax receivable, and identified additional income tax receivable amounts during our final preparation of our 2003 U.S. Federal income tax return, which was filed in March 2004. As of December 31, 2004, our income tax receivable was $4.1 million. This amount was substantially collected by March 31, 2005.

Deferred Revenue. Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Deferred revenue balances broken out by source of revenue as of the end of the indicated periods are as follows (in thousands):

	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Processing	$9,477	$8,331	$7,384	$7,274	$7,010	$6,888
Software	3,521	5,215	4,435	6,784	8,518	5,017
Maintenance	38,334	37,419	31,749	38,336	36,093	34,593
Professional services	6,832	9,129	7,899	9,857	9,645	9,427

Total	$58,164	$60,094	$51,467	$62,251	$61,266	$55,925

The majority of our maintenance agreements provide for invoicing of annual maintenance fees in the first and fourth fiscal quarters of the year.

Arbitration Charge Payable. The decrease in the arbitration charge payable reflected in the Condensed Consolidated Statements of Cash Flows relates to the $119.6 million Comcast arbitration award. We paid approximately $95 million of this amount in the fourth quarter of 2003. During the first quarter of 2004, we paid the remaining approximately $25 million.

Cash Flows From Investing Activities

Our investing activities typically consist of purchases/sales of short-term investments, purchases of property and equipment, investments in client contracts intangible assets and business acquisitions.

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible back into cash. During the three months ended March 31, 2005, we purchased $18.1 million and sold $6.9 million of short-term investments. We continually evaluate the possible uses of our excess cash balances and may purchase additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the three months ended March 31, 2005 and 2004 for property and equipment, and investments in client contracts were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Property and equipment	$3,874	$1,406
Client contracts	1,926	431

The capital expenditures during the first quarter of 2005 consisted principally of computer hardware and related equipment and leasehold improvements. The investment in client contracts for the first quarter of 2005 relates primarily to costs incurred for conversion/set-up services related to long-term processing arrangements. As of March 31, 2005, we did not have any material commitments for capital expenditures or for investments in client contracts intangible assets.

Cash Flows From Financing Activities

Our financing activities typically consist of various debt-related transactions, and activities with our common stock.

Long-Term Debt. During the first quarter of 2004, we made a mandatory $30 million prepayment on our 2002 Credit Facility which was due no later than July 2004. This payment was made with the proceeds from our $34 million of income tax refunds received in March 2004.

Repurchase of Common Stock. As of March 31, 2005, a summary of the shares repurchased under our Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2005	2004	2003	2002	1999-2001	Total
Shares repurchased	1,285	2,983	—	1,573	4,766	10,607
Total amount paid	$22,973	$52,897	—	$18,920	$180,790	$275,580
Weighted-average price per share	$17.88	$17.73	—	$12.02	$37.94	$25.98

At March 31, 2005, the total remaining number of shares available for repurchase under the program totaled 4.4 million shares.

As mentioned above, subsequent to March 31, 2005 through May 6, 2005, we have repurchased approximately 113,000 shares under our Stock Repurchase Program at a total purchase price of approximately $2.0 million (a weighted-average price of $17.64 per share).

In addition to the above mentioned stock repurchases and outside of our Stock Repurchase Program, during the three months ended March 31, 2005 and 2004, we repurchased from an executive officer and then cancelled approximately 45,000 shares and 17,000 shares of our common stock for $0.8 million and $0.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

We continue to make investments in client contracts, capital equipment, facilities, and research and development; and within certain parameters, will continue to make stock repurchases under our Stock Repurchase Program. In addition, as part of our growth strategy, we are continually evaluating potential business and asset acquisitions. As of March 31, 2005, we had no significant capital commitments. See Note 3 to our Financial Statements for additional discussion of our Stock Repurchase Program and the Rule 10b5-1 Plan we recently established and the financial commitments we have made under the Rule 10b5-1 Plan going forward.

Our Convertible Debt Securities currently bear interest at a rate of 2.5% per annum, payable semiannually in arrears, on June 15 and December 15 of each year. Refer to MD&A and Note 7 to our audited consolidated financial statements in our 2004 10-K for more information regarding the call, put and conversion features of the Convertible Debt Securities. We do not expect the Convertible Debt Securities to be settled or converted during the next 12 months. As a result, in the near-term, we expect our annual debt service costs related to the Convertible Debt Securities to be limited to the annual interest payments totaling $5.8 million.

As of March 31, 2005, there were no borrowings outstanding under our 2004 Revolving Credit Facility. Refer to Note 7 to our audited consolidated financial statements in our 2004 10-K for more information regarding the interest rates for borrowings under the 2004 Revolving Credit Facility. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of March 31, 2005, the commitment fee rate was 37.5 basis points per annum. As of March 31, 2005, the entire $100 million of the 2004 Revolving Credit Facility was available to us.

As of March 31, 2005, we had approximately $147 million of cash and short-term investments available to fund our operations. We believe that our current cash and short-term investments balance, together with cash expected to be generated from future operating activities and the amount available under the 2004 Revolving Credit Facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income from continuing operations before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the three months ended March 31, 2005, was 4.61:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As discussed in our 2004 10-K, we have historically been exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Market Risk Related to Long-term Debt. The interest rate on the Convertible Debt Securities is fixed, and thus, as it relates to our borrowings under the Convertible Debt Securities, we are not exposed to changes in interest rates. Commencing with the six-month period beginning June 15, 2011, we will pay contingent interest equal to 0.25% of the average trading price of the Convertible Debt Securities if the average trading price equals 120% or more of the principal amount of the Convertible Debt Securities.

In September 2004, we entered into a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions. The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of March 31, 2005, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2005 were $111.6 million. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2005 were $35.2 million. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our cash equivalents and short-term investments in the U.S. is done by the money management branch of one of the largest financial institutions in the U.S. This financial institution manages our cash equivalents and short-term investments based upon strict and formal investment guidelines established by us. Under these guidelines, short-term investments are limited to highly liquid, short-term government and corporate securities that have a credit rating of A-1 / P-1 or better.

We do not utilize any derivative financial instruments for purposes of managing our market risks related to interest rate risk.

Foreign Exchange Rate Risk.

Our approximate percentage of total revenues generated outside the U.S. for the years ended December 31, 2004 and 2003 was 26% and 32%, respectively. Our approximate percentage of total revenues generated outside the U.S. for the three months ended March 31, 2005 and 2004 was 24% and 26%, respectively.

Because of the global markets we service, we are exposed to the impact of the changes in foreign currency exchange rates. For the year ended December 31, 2004, approximately 61% and 23%, respectively, of our GSS Division revenues were denominated in U.S. dollars and Euros. For the three months ended March 31, 2005, approximately 58% and 27%, respectively, of our GSS Division revenues were denominated in U.S. dollars and Euros. Since a significant amount of our revenues are contracted for in U.S. dollars, a decline in the value of local foreign currencies against the U.S. dollar will result in our products and services being more expensive to a potential foreign buyer, and in those instances where our goods and services have already been sold, could result in the accounts receivable being more difficult to collect. We do at times enter into revenue contracts that are denominated in the currency of the individual country (e.g., United Kingdom, Brazil, and Japan) or the European Union (“EU”) where we have substantive operations. This practice serves as a natural hedge to finance the expenses incurred in those locations.

We continue to evaluate whether we should enter into derivative financial instruments for the purposes of managing our foreign currency exchange rate risk, but as of the date of this filing, we have not entered into such instruments. A hypothetical adverse change of 10% in the March 31, 2005 exchange rates would not have a material impact upon our results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock we made during the three months ended March 31, 2005 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs(1)
January 1 - January 31	269,608	$18.01	225,000	5,453,408
February 1 - February 28	1,060,000	17.88	1,060,000	4,393,408
March 1 - March 31	—	—	—	4,393,408

Total	1,329,608	$17.91	1,285,000

(1)	In August 1999, our Board of Directors approved a stock repurchase program which authorized us to purchase up to a total of five million shares of our common stock from time-to-time as business conditions warrant. In September 2001, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of ten million shares. Effective June 2, 2004, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of 15 million shares. The stock repurchase program does not have an expiration date.

(2)	The total number of shares purchased that are not part of the stock repurchase program represents shares purchased and cancelled in connection with minimum tax withholdings for employees as the result of the vesting of restricted stock under our stock-based compensation plans.

Item 3. - 4.	None

Item 5.	Other Information

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

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2005

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Edward C. Nafus
Edward C. Nafus Chief Executive Officer and President (Principal Executive Officer)

/s/ Peter E. Kalan
Peter E. Kalan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Randy R. Wiese
Randy R. Wiese Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.14F(2)	Sixth Amendment to Employment Agreement with Neal C. Hansen, dated March 8, 2005

10.20C*	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated January 3, 2005.

10.45A(3)	First Amendment to Employment Agreement with Jon Bonde, dated April 11, 2005

10.46A(1)	First Amendment to Employment Agreement with Edward C. Nafus, dated January 11, 2005

10.46B(2)	Second Amendment to Employment Agreement with Edward C. Nafus, dated March 8, 2005

10.57A(1)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.58A(1)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.59A(1)	First Amendment to Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.64(1)	Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.65(1)	Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.66(1)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.67(1)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.68(4)	Restricted Stock Award Agreement with Robert M. Scott, dated March 25, 2005

10.69(4)	Restricted Stock Award Agreement with Alan Michels, dated March 25, 2005

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 – Certain Cautionary Statements and Risk Factors

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated January 11, 2005.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 6, 2005.

(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A for the event dated March 6, 2005.

(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 25, 2005.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.