Form 10-Q
period 2005-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2005-08-05
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES  ☒   NO  ☐

Shares of common stock outstanding at August 3, 2005: 49,095,373

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2005

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,787	$133,551
Short-term investments	34,090	23,927

Total cash, cash equivalents and short-term investments	164,877	157,478
Trade accounts receivable-
Billed, net of allowance of $3,576 and $4,818	133,950	142,056
Unbilled and other	14,195	14,030
Deferred income taxes	7,093	5,336
Income taxes receivable	28	4,064
Other current assets	14,190	11,723

Total current assets	334,333	334,687
Property and equipment, net of depreciation of $93,851 and $87,068	33,124	34,476
Software, net of amortization of $84,105 and $77,086	17,840	24,695
Goodwill	217,899	218,346
Client contracts, net of amortization of $69,253 and $62,898	47,878	50,427
Deferred income taxes	33,736	39,478
Other assets	7,891	8,298

Total assets	$692,701	$710,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$19,378	$19,497
Trade accounts payable	18,870	22,412
Accrued employee compensation	39,725	31,859
Deferred revenue	50,177	53,250
Income taxes payable	10,174	15,085
Other current liabilities	20,831	19,909

Total current liabilities	159,155	162,012

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	8,872	6,844
Other non-current liabilities	6,033	3,481

Total non-current liabilities	244,905	240,325

Total liabilities	404,060	402,337

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 49,413,881 and 51,016,326 shares outstanding	603	595
Additional paid-in capital	305,841	298,767
Deferred employee compensation	(65)	(1,320)
Treasury stock, at cost, 10,848,992 and 8,482,496 shares	(266,978)	(224,008)
Accumulated other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	(9)	(5)
Cumulative translation adjustments	7,480	9,400
Accumulated earnings	241,769	224,641

Total stockholders’ equity	288,641	308,070

Total liabilities and stockholders’ equity	$692,701	$710,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)		(unaudited)
Revenues:
Processing and related services	$88,717	$80,895	$172,083	$162,027
Software	9,762	8,109	20,864	15,746
Maintenance	25,103	23,653	49,649	48,704
Professional services	18,137	17,006	36,029	33,550

Total revenues	141,719	129,663	278,625	260,027

Cost of revenues:
Cost of processing and related services	41,975	34,619	84,433	68,425
Cost of software and maintenance	15,655	17,162	31,260	33,436
Cost of professional services	15,811	15,616	31,248	29,766

Total cost of revenues	73,441	67,397	146,941	131,627

Gross margin (exclusive of depreciation)	68,278	62,266	131,684	128,400

Operating expenses:
Research and development	15,667	14,382	31,116	30,222
Selling, general and administrative	29,043	22,242	57,281	45,465
Depreciation	3,751	3,517	7,518	7,153
Restructuring charges	6,129	145	6,844	2,296

Total operating expenses	54,590	40,286	102,759	85,136

Operating income	13,688	21,980	28,925	43,264

Other income (expense):
Interest expense	(1,850)	(2,684)	(3,765)	(6,238)
Write-off of deferred financing costs	—	(6,569)	—	(6,569)
Interest and investment income, net	1,306	273	2,275	556
Other, net	868	(537)	644	(1,050)

Total other	324	(9,517)	(846)	(13,301)

Income before income taxes	14,012	12,463	28,079	29,963
Income tax provision	(5,465)	(4,707)	(10,951)	(11,374)

Net income	$8,547	$7,756	$17,128	$18,589

Basic net income per common share:
Net income available to common stockholders	$0.18	$0.15	$0.35	$0.36

Weighted-average common shares	48,151	51,285	48,598	51,483

Diluted net income per common share:
Net income available to common stockholders	$0.17	$0.15	$0.35	$0.36

Weighted-average common shares	48,881	52,096	49,233	52,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months ended
	June 30, 2005	June 30, 2004
	(unaudited)
Cash flows from operating activities:
Net income	$17,128	$18,589
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	7,518	7,153
Amortization	14,372	13,572
Restructuring charge for abandonment of facilities	3,492	595
(Gain) loss on short-term investments	(170)	3
Write-off of deferred financing costs	—	6,569
Deferred income taxes	3,788	7,046
Tax benefit of stock-based compensation awards	1,073	423
Stock-based employee compensation	8,650	7,945
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	5,787	11,654
Other current and non-current assets	(2,692)	(401)
Arbitration charge payable	—	(25,181)
Income taxes payable/receivable	(398)	27,454
Accounts payable and accrued liabilities	2,916	(9,064)
Deferred revenue	684	5,794

Net cash provided by operating activities	62,148	72,151

Cash flows from investing activities:
Purchases of property and equipment	(6,458)	(2,785)
Purchases of short-term investments	(31,535)	(15,013)
Proceeds from sale of short-term investments	21,538	11,310
Acquisition of and investments in assets	(297)	(852)
Acquisition of and investments in client contracts	(3,964)	(1,185)

Net cash used in investing activities	(20,716)	(8,525)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,683	4,833
Repurchase of common stock	(43,816)	(40,448)
Proceeds from long-term debt	—	230,000
Payments on long-term debt	—	(228,925)
Payments of deferred financing costs	(87)	(7,158)

Net cash used in financing activities	(42,220)	(41,698)

Effect of exchange rate fluctuations on cash	(1,976)	179

Net increase (decrease) in cash and cash equivalents	(2,764)	22,107
Cash and cash equivalents, beginning of period	133,551	100,397

Cash and cash equivalents, end of period	$130,787	$122,504

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for-
Interest	$3,063	$5,009
Income taxes	9,405	(25,172)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC (the “Company’s 2004 10-K”). The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the expected results for the entire year ending December 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying unaudited Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the three months ended June 30, 2005 and 2004 was $45.3 million and $44.8 million, respectively, and for the six months ended June 30, 2005 and 2004 was $90.5 million and $88.8 million, respectively.

Stock-Based Compensation Expense. At June 30, 2005, the Company had six stock-based compensation plans (see Note 3). The Company recorded stock-based compensation expense of $4.3 million and $3.8 million, respectively, for the three months ended June 30, 2005 and 2004 and $8.7 million and $7.9 million, respectively, for the six months ended June 30, 2005 and 2004.

The Company continues to follow Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (“APB 25”) for all stock-based awards granted prior to January 1, 2003, and follows Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the prospective method of transition as outlined in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure — An Amendment of FASB Statement No. 123” (“SFAS 148”) for stock-based awards granted, modified, or settled on or after January 1, 2003. Thus, compensation expense recorded in the Company’s accompanying unaudited Condensed Consolidated Statements of Income is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans for all periods, consistent with the methodology of SFAS 123, the Company’s net income and net income per share for the three and six months ended June 30, 2005 and 2004, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$8,547	$7,756	$17,128	$18,589
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,679	2,362	5,381	4,938
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,424)	(3,814)	(6,908)	(7,667)

Net income, pro forma	$7,802	$6,304	$15,601	$15,860

Net income per share:
Basic – as reported	$0.18	$0.15	$0.35	$0.36
Basic – pro forma	0.16	0.12	0.32	0.31

Diluted – as reported	0.17	0.15	0.35	0.36
Diluted – pro forma	0.16	0.12	0.32	0.31

Cash and Cash Equivalents. In the first quarter of 2005, the Company reclassified its holdings in auction rate securities from cash equivalents to short-term investments, based on further interpretative guidance on the underlying characteristics of such instruments. Prior period amounts for cash and cash equivalents and short-term investments have been reclassified to conform to the current year presentation. As a result, as of December 31, 2004, June 30, 2004 and December 31, 2003, cash and cash equivalents amounts were decreased and short-term investments amounts were increased by $7.2 million, $6.5 million and $5.0 million, respectively. The change in classification had no impact on the Company’s previously reported current assets, net income, cash flows from operating activities, or changes in stockholders’ equity for any period.

Short-term Investments and Other Financial Instruments. The Company’s balance sheet financial instruments as of June 30, 2005 and December 31, 2004 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. Short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are stated at fair value in the accompanying unaudited Condensed Consolidated Financial Statements. As of June 30, 2005 and December 31, 2004, the fair value of the Company’s long-term debt, based upon quoted market prices, was approximately $212 million and $232 million, respectively. As of June 30, 2005 and December 31, 2004, the fair value of the contingent interest feature of the Company’s long-term debt, considered an embedded derivative, was $0.2 million and $0.1 million, respectively. The Company does not utilize any derivative financial instruments for purposes of managing the market risks related to its financial instruments.

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

Under SFAS 123R, the Company was required to adopt SFAS 123R no later than July 1, 2005. However, on April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123R. As a result, the Company is required to implement SFAS 123R no later than January 1, 2006. However, the new rule also provides that the Company may adopt SFAS 123R earlier. The Company has not determined the date (the “Effective Date”) when it will adopt SFAS 123R. When the Company does adopt SFAS 123R, it expects to use the modified prospective method of transition. Under the modified prospective application, SFAS 123R will apply to new awards and to awards modified, repurchased, or cancelled after the Effective Date. Additionally, compensation cost for the portion of awards that the Company continues to account for in accordance with APB 25 for which the requisite service has not been rendered that are outstanding as of the Effective Date will be recognized as the requisite service is rendered on or after the Effective Date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. The Company does not expect the adoption of SFAS 123R to have a significant impact to its consolidated financial statements.

Reclassification. Certain prior period amounts have been reclassified to conform to the June 30, 2005 presentation.

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

During the first six months of 2005, the Company repurchased 2.4 million shares of its common stock under the Stock Repurchase Program for approximately $43 million (weighted-average price of $18.16 per share), of which $12 million was repurchased under the guidelines of the Rule 10b5-1 Plan. Including these shares, the total shares repurchased under the Stock Repurchase Program since its inception in August 1999 is 11.7 million shares, at a total repurchase price of $295.6 million (a weighted-average price of $25.29 per share). As of June 30, 2005, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 3.3 million shares. The Stock Repurchase Program does not have an expiration date. The shares repurchased under the Stock Repurchase Program are being held as treasury shares.

Subsequent to June 30, 2005 through August 3, 2005, the Company has repurchased approximately 405,000 shares under the Stock Repurchase Program at a total purchase price of $7.2 million (a weighted-average price of $17.89 per share).

Stock Repurchases for Minimum Tax Withholdings. In addition to the above mentioned stock repurchases and outside of the Stock Repurchase Program, during the first six months of 2005, the Company repurchased and cancelled approximately 163,000 shares of common stock for $3.1 million from certain employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under the Company’s stock incentive plans.

2005 Stock Incentive Plan. In February 2005, the Company’s Board adopted, subject to the approval of the Company’s stockholders, the 2005 Stock Incentive Plan (the “2005 Plan”). In May 2005, the Company’s stockholders approved the 2005 Plan. The 2005 Plan replaces one of the existing stock incentive plans, the 1996 Stock Incentive Plan (the “1996 Plan”). No further grants may be made under the 1996 Plan, but any stock awards which are outstanding under the 1996 Plan will remain in effect in accordance with their respective terms. Under the 2005 Plan, shares may be granted to officers and other key employees of the Company and its subsidiaries and to non-employee directors of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. The aggregate number of shares of common stock available for issuance pursuant to the 2005 Plan is 12.4 million, which may be authorized and unissued shares or treasury shares. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award. As of June 30, 2005, the Company had a total of 12.9 million shares available for issuance under its stock incentive plans, of which 12.3 million shares were available for issuance under the 2005 Plan.

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

In February 2005, the Company granted approximately 288,000 shares of restricted stock and approximately 22,000 stock options to key members of management. The restricted stock was granted at no cost to the employees at a market value on date of grant of $17.23 per share. The stock options were granted with exercise prices ranging from $17.23 to $17.74 per share. The equity awards vest ratably over four years from the date of grant and have no restrictions placed upon them other than the passage of time.

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

In June 2005, the Company granted 75,000 shares of restricted stock at no cost to key members of executive management at a market value on the date of grant of $18.98 per share. The restricted stock awards will vest ratably over four years from the date of grant and have no restrictions placed upon them other than the passage of time. Certain shares of the restricted stock become fully vested upon a change in control of the Company and certain shares have acceleration of vesting provisions related to termination of employment.

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

Calculation of Earnings Per Common Share. Earnings per common share (“EPS”) has been computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted EPS is consistent with the calculation of basic EPS while considering the effect of potentially dilutive common shares outstanding during the period. Unvested shares of restricted stock are not included in the basic EPS calculation. Basic and diluted EPS are presented on the face of the Company’s unaudited Condensed Consolidated Statements of Income.

No reconciliation of the basic and diluted EPS numerators is necessary for the three and six months ended June 30, 2005 and 2004, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic common shares outstanding	48,151	51,285	48,598	51,483
Dilutive effect of stock options	285	403	278	341
Dilutive effect of unvested restricted stock	445	408	357	351
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted common shares outstanding	48,881	52,096	49,233	52,175

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

The following table sets forth the potential common shares that were excluded from the EPS computation as their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Common stock options	747	799	768	993
Unvested restricted stock	390	529	445	816

Total	1,137	1,328	1,213	1,809

5.	COMPREHENSIVE INCOME

The Company’s components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$8,547	$7,756	$17,128	$18,589
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	(1,099)	(764)	(1,920)	237
Unrealized gain (loss) on short-term investments	4	(3)	(4)	(3)

Comprehensive income	$7,452	$6,989	$15,204	$18,823

6.	SEGMENT INFORMATION

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

The Company’s operating segment information and corporate overhead costs, reflecting this reorganization, are presented below (in thousands, except percentages). Information for the three and six months ended June 30, 2004 has been restated to conform to the new reporting structure.

	Three Months Ended June 30, 2005
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$88,717	$—	$—	$88,717
Software revenues	3,026	6,736	—	9,762
Maintenance revenues	6,539	18,564	—	25,103
Professional services revenues	3,554	14,583	—	18,137

Total revenues	101,836	39,883	—	141,719
Segment operating expenses (1)	64,669	36,597	20,636	121,902

Contribution margin (loss) (1)	$37,167	$3,286	$(20,636)	$19,817

Contribution margin percentage	36.5%	8.2%	N/A	14.0%

Certain non-cash expenses:
Amortization (2)	$4,327	$2,599	$—	$6,926
Depreciation	1,786	1,107	858	3,751
Stock-based compensation	1,452	487	2,374	4,313

Total	$7,565	$4,193	$3,232	$14,990

	Three Months Ended June 30, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$80,895	$—	$—	$80,895
Software revenues	1,202	6,907	—	8,109
Maintenance revenues	6,516	17,137	—	23,653
Professional services revenues	4,082	12,924	—	17,006

Total revenues	92,695	36,968	—	129,663
Segment operating expenses (1)	57,064	34,113	16,361	107,538

Contribution margin (loss) (1)	$35,631	$2,855	$(16,361)	$22,125

Contribution margin percentage	38.4%	7.7%	N/A	17.1%

Certain non-cash expenses:
Amortization (2)	$4,184	$2,568	$—	$6,752
Depreciation	1,772	858	887	3,517
Stock-based compensation	1,247	673	1,880	3,800

Total	$7,203	$4,099	$2,767	$14,069

	Six Months Ended June 30, 2005
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$172,083	$—	$—	$172,083
Software revenues	7,605	13,259	—	20,864
Maintenance revenues	12,950	36,699	—	49,649
Professional services revenues	7,817	28,212	—	36,029

Total revenues	200,455	78,170	—	278,625
Segment operating expenses (1)	129,697	72,548	40,611	242,856

Contribution margin (loss) (1)	$70,758	$5,622	$(40,611)	$35,769

Contribution margin percentage	35.3%	7.2%	N/A	12.8%

Certain non-cash expenses:
Amortization (2)	$8,581	$5,193	$—	$13,774
Depreciation	3,569	2,139	1,810	7,518
Stock-based compensation	2,767	1,094	4,789	8,650

Total	$14,917	$8,426	$6,599	$29,942

	Six Months Ended June 30, 2004
	Broadband Division	GSS Division	Corporate	Total
Processing revenues	$162,027	$—	$—	$162,027
Software revenues	2,152	13,594	—	15,746
Maintenance revenues	13,407	35,297	—	48,704
Professional services revenues	7,098	26,452	—	33,550

Total revenues	184,684	75,343	—	260,027
Segment operating expenses (1)	114,220	68,563	31,684	214,467

Contribution margin (loss) (1)	$70,464	$6,780	$(31,684)	$45,560

Contribution margin percentage	38.2%	9.0%	N/A	17.5%

Certain non-cash expenses:
Amortization (2)	$7,255	$5,145	$—	$12,400
Depreciation	3,641	1,748	1,764	7,153
Stock-based compensation	2,494	1,355	4,096	7,945

Total	$13,390	$8,248	$5,860	$27,498

(1)	Segment operating expenses and contribution margin (loss) exclude restructuring charges of $6.1 million and $0.1 million, respectively, for the three months ended June 30, 2005 and 2004, and $6.8 million and $2.3 million, respectively, for the six months ended June 30, 2005 and 2004.

(2)	Amortization of investments in client contracts related to incentives provided to new or existing clients to convert and process their customers on the Broadband Division’s customer care and billing system of $3.2 million and $3.0 million, respectively, for the three months ended June 30, 2005 and 2004, and $6.3 million and $5.1 million, respectively, for the six months ended June 30, 2005 and 2004, has been reflected as a reduction in processing and related services revenues in the segment information presented above and in the accompanying unaudited Condensed Consolidated Statements of Income.

Reconciling information between reportable segment contribution margin and the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Segment contribution margin	$19,817	$22,125	$35,769	$45,560
Restructuring charges	(6,129)	(145)	(6,844)	(2,296)

Operating income	13,688	21,980	28,925	43,264
Interest expense	(1,850)	(2,684)	(3,765)	(6,238)
Write-off of deferred financing costs	—	(6,569)	—	(6,569)
Other	2,174	(264)	2,919	(494)

Income before income taxes	$14,012	$12,463	$28,079	$29,963

Substantially all of the $6.1 million and $6.8 million restructuring charges recorded in the three and six months ended June 30, 2005 related to the GSS Division. Of the $0.1 million and $2.3 million restructuring charges recorded in the three and six months ended June 30, 2004, zero and $0.2 million related to the Broadband Division, $0.1 million and $1.4 million related to the GSS Division, and zero and $0.7 million related to Corporate.

7.	DEBT

The Company’s long-term debt as of June 30, 2005 and December 31, 2004 consists of the Convertible Debt Securities. As of June 30, 2005: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders at this time; and (ii) the Company is in compliance with the provisions of the bond indenture and the registration rights agreement related to the Convertible Debt Securities.

As of June 30, 2005, the Company: (i) has made no borrowings under its $100 million 2004 Revolving Credit Facility; (ii) is in compliance with the financial ratio and other covenants of the 2004 Revolving Credit Facility; and (iii) has approximately $100 million of the Revolving Credit Facility available to be drawn upon.

8.	LONG-LIVED ASSETS

Reorganization of Reporting Structure. In conjunction with the Company’s change in reporting structure for its operating segments as discussed in Note 6 above, the Company changed the components of its reporting units for purposes of its goodwill impairment assessments under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Previously, the plaNet component was aggregated with the GSS Division and considered one reporting unit under the GSS Division. As a result of this reorganization, the plaNet component is now aggregated with the Broadband Division and considered one reporting unit under the Broadband Division as these components are considered to have similar economic characteristics. As a result, $19.3 million of goodwill was reallocated from the GSS Division reporting unit to the Broadband Division reporting unit during the first quarter of 2005. The $19.3 million represents the historical carrying value of goodwill related to the acquisitions of the plaNet and ICMS businesses.

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2005 were as follows (in thousands):

	Broadband Division	GSS Division	Consolidated
Balance as of December 31, 2004	$623	$217,723	$218,346
Restatement to reflect segment reorganization (see Note 6)	19,288	(19,288)	—
Effects of changes in foreign currency exchange rates and other	(81)	(366)	(447)

Balance as of June 30, 2005	$19,830	$198,069	$217,899

Other Intangible Assets. The Company’s intangible assets subject to amortization consist of client contracts and software. As of June 30, 2005 and December 31, 2004, the carrying values of these assets were as follows (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$117,131	$(69,253)	$47,878	$113,325	$(62,898)	$50,427
Software	101,945	(84,105)	17,840	101,781	(77,086)	24,695

Total	$219,076	$(153,358)	$65,718	$215,106	$(139,984)	$75,122

The aggregate amortization related to intangible assets for the three months ended June 30, 2005 and 2004 was $6.9 million and $6.8 million, respectively, and for the six months ended June 30, 2005 and 2004 was $13.8 million and $12.4 million, respectively.

Carrying Value of the GSS Division’s Intangible Assets. As of June 30, 2005, there was approximately $16 million of net software intangible assets, and approximately $198 million of goodwill that was attributable to the Kenan Business and Davinci acquisitions. Key drivers of the value assigned to these acquisitions were the global telecommunications industry client base and the software assets acquired. To date, the GSS Division has not achieved the financial performance that the Company had originally anticipated due to many factors, including the economic downturn experienced within the global telecommunications industry since the Company acquired these assets. The Company’s current business plan anticipates substantial revenue and earnings growth for the GSS Division over the next several years. The Company will continue to monitor the carrying value of the GSS Division’s goodwill and other long-lived intangible assets as it executes on its business plan to achieve this revenue and earnings growth. The Company expects to perform the GSS Division goodwill impairment test (the Company’s annual required test) in the third quarter of 2005. If the Company fails to execute to its business plan (due to market conditions or other business reasons), and as a result, the Company materially revises its GSS Division financial projections, it is reasonably possible that a review for impairment of the GSS Division’s goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

Carrying Value of Broadband Division’s Intangible Assets. As of June 30, 2005, the Broadband Division had approximately $50 million in net intangible assets (primarily client contracts). Of this net intangible asset amount, approximately $39 million relates to the Comcast Contract. In addition, at June 30, 2005, the Broadband Division had approximately $20 million of goodwill, which relates almost entirely to the ICMS and plaNet Consulting acquisitions.

9.	RESTRUCTURING CHARGES

Cost Reduction Initiatives and Restructuring Charges. Since the third quarter of 2002, the Company has implemented several cost reduction initiatives, mainly due to the economic decline in the global telecommunications industry and the uncertainty in the timing and the extent of any economic turnaround within the industry, and due to the reduction in revenues resulting from the Comcast arbitration ruling received in October 2003. During the second quarter of 2005, the Company restructured its management and sales team in the

Europe, Middle East, and Africa (“EMEA”) region and abandoned facility space in its London office. As a result of these cost reduction initiatives, the Company has recorded restructuring charges related to involuntary employee terminations and various facility abandonments. The accounting for facility abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities. The Company continually evaluates its assumptions, and adjusts the related facility abandonment reserves based on the revised assumptions at that time. In addition, the Company continually evaluates ways to reduce its operating expenses through new restructuring opportunities, including utilization of its workforce and current operating facilities.

During the three months ended June 30, 2005 and 2004, the Company recorded restructuring charges of $6.1 million and $0.1 million, respectively, related to its cost reduction initiatives. During the six months ended June 30, 2005 and 2004, the Company recorded restructuring charges of $6.8 million and $2.3 million, respectively. The restructuring costs have been reflected as a separate line item on the accompanying unaudited Condensed Consolidated Statements of Income. The components of the restructuring charges are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Involuntary employee terminations	$2,507	$145	$3,075	$1,699
Facility abandonments	3,622	—	3,768	595
All other	—	—	1	2

Total restructuring charges	$6,129	$145	$6,844	$2,296

Restructuring Reserves. The activity in the business restructuring reserves during the six months ended June 30, 2005 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
December 31, 2004, balance	$57	$7,652	$—	$7,709
Charged to expense during the period	3,075	3,768	1	6,844
Cash payments	(1,813)	(3,311)	(1)	(5,125)
Other	(166)	(460)	—	(626)

June 30, 2005, balance	$1,153	$7,649	$—	$8,802

Of the $8.8 million business restructuring reserve balance as of June 30, 2005, $6.5 million was included in current liabilities and $2.3 million was included in non-current liabilities. As of June 30, 2005, the present value of the estimated proceeds from any sublease agreements used in the calculation of the business restructuring reserves was approximately $14 million, of which approximately $13 million is related to future sublease proceeds from signed noncancelable sublease agreements.

10.	COMMITMENTS, GUARANTEES AND CONTINGENCIES

Service Agreements. The Company’s Broadband Division outsources to First Data Corporation (“FDC”) the data processing and related computer services required for the operation of its processing services and certain related products. In June 2005, the Company extended its contract with FDC for these services through June 2010. The contract was previously scheduled to expire in June 2008. Under the agreement, the Company is charged a fixed fee plus a variable fee based on usage and/or actual costs.

Executive Retirement Benefits. In December 2004, the Company announced its Chairman of the Board of Directors (the “Chairman”) and then Chief Executive Officer (“CEO”) would retire on June 30, 2005. In consideration for certain changes to the Chairman and CEO’s employment agreement and for post-termination consulting services to be provided, the Company agreed to pay the Chairman and CEO a total of $9.6 million, $5.6 million which will be paid on January 2, 2006, $2.0 million which will be paid on July 1, 2006, and $2.0 million which will be paid on January 2, 2007. As of June 30, 2005, the Company has recorded expense of $9.0 million related to his retirement package. The remainder of the $0.6 million expense will be recorded over the period from his June 30, 2005 retirement date through the January 2, 2007 final payment date.

Product Warranties. The Company generally warrants that its products and services will conform to published specifications, or to specifications provided in an individual client arrangement, as applicable. The typical warranty period is 90 days from delivery of the product or service. In certain client arrangements, the warranty period may begin upon acceptance testing or installation. The typical remedy for breach of warranty is to correct or replace any defective deliverable, and if not possible or practical, the Company will accept the return of the defective deliverable and refund the amount paid to the Company under the client arrangement that is allocable to the defective deliverable. Historically, the Company has incurred minimal warranty costs, and as a result, does not maintain a warranty reserve.

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

Contingent Consideration. Contingent consideration represents an arrangement to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. In the Davinci Business Acquisition, which closed in December 2002, the stock purchase agreement included contingent purchase provisions providing the sellers of Davinci the opportunity to receive additional purchase price amounts in 2003 through 2006. During 2005 and 2006, the sellers of Davinci are eligible to receive contingent purchase price amounts of up to $1.8 million. Any contingent purchase price amounts will be recorded as additional purchase price when the events associated with the contingencies occur. As of June 30, 2005 the Company had not accrued any amount for the 2005 portion of the contingent consideration as the outcome of the contingency is not determinable beyond a reasonable doubt.

Claims for Company Non-performance. The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company, or in the case of certain of the Company’s out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2005, the Company believes it had adequate reserves, based on its historical experience, to cover any reasonably anticipated exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients.

Legal Proceedings. From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any material pending or threatened legal proceedings.

CSG SYSTEMS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts and percentages)

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Processing and related services	$88,717	62.6%	$80,895	62.4%	$172,083	61.8%	$162,027	62.3%
Software	9,762	6.9	8,109	6.3	20,864	7.5	15,746	6.1
Maintenance	25,103	17.7	23,653	18.2	49,649	17.8	48,704	18.7
Professional services	18,137	12.8	17,006	13.1	36,029	12.9	33,550	12.9

Total revenues	141,719	100.0	129,663	100.0	278,625	100.0	260,027	100.0

Cost of revenues:
Cost of processing and related services	41,975	29.6	34,619	26.7	84,433	30.3	68,425	26.3
Cost of software and maintenance	15,655	11.0	17,162	13.2	31,260	11.2	33,436	12.9
Cost of professional services	15,811	11.2	15,616	12.1	31,248	11.2	29,766	11.4

Total cost of revenues	73,441	51.8	67,397	52.0	146,941	52.7	131,627	50.6

Gross margin (exclusive of depreciation)	68,278	48.2	62,266	48.0	131,684	47.3	128,400	49.4

Operating expenses:
Research and development	15,667	11.1	14,382	11.1	31,116	11.2	30,222	11.6
Selling, general and administrative	29,043	20.5	22,242	17.2	57,281	20.6	45,465	17.5
Depreciation	3,751	2.6	3,517	2.7	7,518	2.7	7,153	2.8
Restructuring charges	6,129	4.3	145	0.1	6,844	2.5	2,296	0.9

Total operating expenses	54,590	38.5	40,286	31.1	102,759	37.0	85,136	32.8

Operating income	13,688	9.7	21,980	16.9	28,925	10.3	43,264	16.6

Other income (expense):
Interest expense	(1,850)	(1.3)	(2,684)	(2.1)	(3,765)	(1.3)	(6,238)	(2.4)
Write-off of deferred financing costs	—	—	(6,569)	(5.0)	—	—	(6,569)	(2.5)
Interest and investment income, net	1,306	0.9	273	0.2	2,275	0.8	556	0.2
Other, net	868	0.6	(537)	(0.4)	644	0.2	(1,050)	(0.4)

Total other	324	0.2	(9,517)	(7.3)	(846)	(0.3)	(13,301)	(5.1)

Income before income taxes	14,012	9.9	12,463	9.6	28,079	10.0	29,963	11.5
Income tax provision	(5,465)	(3.9)	(4,707)	(3.6)	(10,951)	(3.9)	(11,374)	(4.4)

Net income	$8,547	6.0%	$7,756	6.0%	$17,128	6.1%	$18,589	7.1%

Basic net income per common share:
Net income available to common stockholders	$0.18		$0.15		$0.35		$0.36

Weighted-average common shares	48,151		51,285		48,598		51,483

Diluted net income per common share:
Net income available to common stockholders	$0.17		$0.15		$0.35		$0.36

Weighted-average common shares	48,881		52,096		49,233		52,175

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2004 (our “2004 10-K”).

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

Market Conditions of the Global Telecommunications Industry

Over the last several years, the global telecommunications industry has experienced an economic downturn for various reasons. Since the vast majority of our clients operate within this industry, the economic state of this market sector directly impacts our business. During this time period, most telecommunications companies reduced their operating costs and capital expenditures to cope with the difficult market conditions. This resulted in a decrease in spending on business and operational support systems, including customer care and billing products and services. We believe the market has stabilized and is beginning to show positive signs of economic improvement. In addition, increased competition from non-traditional telecommunication providers has accelerated the rollout of new products and services and increased the focus on customer retention. Consolidation within the industry continues, driving providers to look for additional means for leveraging their existing networks and workforce and reducing their costs. We believe these events, combined with improving market conditions noted above, will increase the demand for scalable, flexible, and cost efficient solutions, resulting in an improved growth outlook for the customer care and billing industry.

Although we see improvements in the industry as noted above, we continue to be cautious in our outlook, as our ability to increase our revenues and improve our operating performance is highly dependent upon the pace at which the market recovers, the spending patterns of our client base, and ultimately, our success in developing and selling new products and services to new and existing clients.

Reorganization of Operating Segments

We serve our clients through our two operating segments: the Broadband Services Division (the “Broadband Division”) and the Global Software Services Division (the “GSS Division”). During the first quarter of 2005, we reorganized certain components of our operating segments as a result of changes in our management and internal reporting structure. The reorganization consisted primarily of moving the plaNet Consulting (“plaNet”) division, including the Integrated Customer Management System (“ICMS”) assets acquired by us in 2002 from IBM, from the GSS Division to the Broadband Division. The results of operations reflecting this reorganization for the two divisions are shown in Note 6 to the Financial Statements. Segment financial information for 2004 has been restated, as required by GAAP, in order to conform to the new reporting structure. The 2004 restated segment results reflecting this reorganization for each of the individual quarters and the full year were presented in our quarterly report on Form 10-Q for the three months ended March 31, 2005. Throughout the remainder of MD&A, all references to 2004 operating segment results and corporate overhead costs are made to the restated results.

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

A summary of our consolidated results of operations for the second quarter of 2005 is as follows:

•	Our consolidated revenues for the second quarter of 2005 were $141.7 million, compared to $129.7 million for the same period last year (a 9.3% increase), and first quarter of 2005 consolidated revenues of $136.9 million (a 3.5% increase). The increase in year-over-year and sequential quarter performance is attributable primarily to higher processing revenues within the Broadband Division.

•	Our consolidated operating expenses for the second quarter of 2005 were $128.0 million, compared to $107.7 million for the same period last year (an 18.9% increase), and first quarter of 2005 consolidated operating expenses of $121.7 million (a 5.2% increase). The increase in consolidated operating expenses between the first and second quarters of 2005 relates primarily to a $5.4 million increase in restructuring charges, related primarily to the abandonment of a facility and the restructuring of our management and sales team in our Europe, Middle East, and Africa (“EMEA”) region during the second quarter of 2005.

The year-over-year increase in consolidated operating expenses relates primarily to: (i) an increase in data processing costs, primarily due to growth in the number of customers processed on our systems, and greater processing requirements for ACP functionality; (ii) an increase in labor-related costs, primarily as a result of merit wage increases and an increase in staff levels; (iii) the accrual of $4.3 million of retirement benefits for Neal Hansen in the second quarter of 2005 (as discussed below); and (iv) higher restructuring charges (as discussed above) between periods. The increase in staff between periods is to address the growth opportunities we see for our Voice over IP products and services and migration of clients to ACP, as well as staff added in our GSS Division’s foreign operations to address various revenue opportunities, primarily within the Asia Pacific (“APAC”) region.

•	Our net income for the second quarter of 2005 was $8.5 million, or $0.17 per diluted share. Net income for the second quarter of 2005 was impacted by the following key items of significance:

•	During the second quarter of 2005, we entered into a contract termination settlement agreement with a former client, and settled our outstanding bankruptcy claims with MCI, formerly WorldCom (collectively, the “Contract Settlements”). After taking into consideration the amounts of our allowance for doubtful accounts and deferred revenues related to these matters, the total benefit of the Contract Settlements included in the second quarter of 2005 results of operations was $3.7 million (pretax impact), or $0.05 per diluted share. Of the total amount of the earnings benefit, $2.3 million was recognized as processing revenues, with the remainder realized primarily as a reduction of bad debt expense and legal fees.

•	Net income was reduced by expense of $4.3 million (pretax impact), or $0.05 per diluted share, for the accrual of benefits related to Mr. Hansen’s retirement, and expense of $6.1 million (pretax impact), or $0.08 per diluted share, for restructuring activities. The total impact to net income for these expense items was $10.4 million (pretax impact), or $0.13 per diluted share.

•	The second quarter of 2005 also included a foreign currency transaction gain of $0.9 million (pretax impact), or $0.01 per diluted share.

Our net income for the second quarter of 2004 was $7.8 million, or $0.15 per diluted share. Net income for the second quarter of 2004 was impacted by the following key items of significance:

•

During the second quarter of 2004, we signed a new five-year customer care and billing services contract with Adelphia Communications (“Adelphia”). In conjunction with signing of this new contract, we sold, without recourse, $8.0 million of Adelphia pre-bankruptcy accounts receivable to an independent third party for $6.3 million. After taking into consideration the amounts of our allowance for doubtful accounts and deferred revenues related to this matter, the total benefit of this transaction included in the second quarter of 2004 results of operations was $3.5 million (pretax impact), or $0.04 per diluted share. Of the total amount of the earnings benefit, $1.3 million was recognized as processing revenues and $2.2 million as a reduction of bad debt expense.

•	Net income was reduced by the write-off of deferred financing costs of $6.6 million and restructuring charges of $0.1 million. The total impact to net income for these expense items was $6.7 million (pretax impact), or $0.08 per diluted share.

•	The second quarter of 2004 also included a foreign currency transaction loss of $(0.5) million (pretax impact), or $0.01 per diluted share.

•	For the second quarter of 2005, stock-based compensation expense was $4.3 million, depreciation expense was $3.8 million, and amortization of intangible assets was $7.2 million. These non-cash charges totaled $15.3 million (pretax impact), or $0.19 per diluted share. For the second quarter of 2004, stock-based compensation expense was $3.8 million, depreciation expense was $3.5 million, and amortization of intangible assets was $7.3 million. These non-cash charges totaled $14.6 million (pretax impact), or $0.17 per diluted share.

•	We continue to generate strong cash flows from our operations. We ended the second quarter of 2005 with $164.9 million of cash and cash equivalents and short-term investments, compared to $146.8 million as of March 31, 2005, and $157.5 million as of December 31, 2004. Cash flows from operations for the second quarter of 2005 were $43.3 million, compared to $40.2 million for the second quarter of 2004, and $18.9 million for the first quarter of 2005. The second quarter 2005 cash flows from operations of $43.3 million were higher than our expectations as a result of our strong operating performance for the quarter and favorable changes in working capital. This included the impact of a key domestic client making payment on certain invoices which had been delayed during the first quarter of 2005, which resulted in the payment of four monthly invoices by this client in the second quarter of 2005.

Other key events for the second quarter of 2005 are as follows:

•	Neal Hansen retired as our Chief Executive Officer (“CEO”) at the end of the first quarter of 2005, and effective April 1, 2005, Edward C. Nafus, our then President of the Broadband Division, assumed the position of CEO and President of our company. In conjunction with his retirement, effective June 30, 2005, Mr. Hansen resigned as our Chairman of the Board of Directors (“Chairman”) and also resigned from our Board of Directors. Effective July 1, 2005, Bernard Reznicek, a current Board member, was named non-executive Chairman to replace Mr. Hansen.

Mr. Hansen will receive a total of $9.6 million of benefits related to his retirement from our company, which will be paid out beginning in January 2006. We recorded expense of $9.0 million related to his retirement package over his related service period for such benefits, which began in December 2004 and ended upon Mr. Hansen’s retirement on June 30, 2005. Of this expense, $0.5 million was recorded in the fourth quarter of 2004, $4.2 million was recorded in the first quarter of 2005, and $4.3 million was recorded in the second quarter of 2005. The remainder of $0.6 million will be recorded over the period from the retirement date through the final payment date of January 2007. See Note 10 to the Financial Statements for additional discussion of this matter.

•	We also had several other changes to our Board of Directors during the most recent quarter. George Haddix resigned from our Board of Directors and Don Reed and James Unruh were added to our Board of Directors. After these changes, six of our seven Board members are non-employee directors. See our Form 8-Ks filed on June 1, 2005 and July 6, 2005 for additional details of these matters.

•	During the second quarter of 2005, we repurchased 1.1 million shares of our common stock for approximately $20 million (weighted-average price of $18.49 per share).

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

A summary of the key business matters for the Broadband Division in the second quarter of 2005 is as follows:

•	The Broadband Division’s second quarter of 2005 revenues totaled $101.8 million, compared to second quarter of 2004 revenues of $92.7 million (a 9.9% increase), and first quarter of 2005 revenues of $98.6 million (a 3.3% increase). The year-over-year and the sequential quarterly increases relate primarily to an increase in processing revenues in the second quarter of 2005 when compared to the other periods. As discussed above, the second quarter of 2005 includes $2.3 million of one-time, non-recurring revenues related to the Contract Settlements.

•	The Broadband Division’s segment operating expenses for the second quarter of 2005 totaled $64.7 million, compared to second quarter of 2004 segment operating expenses of $57.1 million (a 13.3% increase), and were relatively flat when compared to the first quarter of 2005 segment operating expenses of $65.0 million. As discussed above, the increase in year-over-year expenses is primarily related to an increase in: (i) data processing costs, primarily due to growth in the number of customers processed on our systems and greater processing requirements for ACP functionality; and (ii) labor-related costs, primarily as a result of merit wage increases and the increase in staff added to support the growth opportunities of our Voice over IP products and services and migration of clients to ACP.

•	The Broadband Division’s segment contribution margin for the second quarter of 2005 totaled $37.2 million, compared to second quarter of 2004 segment contribution margin of $35.6 million (a 4.3% increase), and first quarter of 2005 segment contribution margin of $33.6 million (a 10.6% increase). The increase in year-over-year and sequential quarter performance is attributable primarily to higher processing revenues. Non-cash charges for the second quarter of 2005 that are included in the determination of segment contribution margin are stock-based compensation expense of $1.5 million, depreciation expense of $1.8 million, and amortization of intangible assets of $4.3 million, for total non-cash charges of $7.6 million.

•	Total domestic customer accounts processed on our systems as of June 30, 2005 were 44.4 million, compared to 43.9 million as of March 31, 2005. The annualized revenue per processing unit (“ARPU”) for the second quarter of 2005 was $8.02, compared to $7.42 for the second quarter of 2004, and $7.63 for the first quarter of 2005. The ARPU for the second quarter of 2005 includes $0.21 related to the one-time, non-recurring processing revenues of $2.3 million related to the Contract Settlements mentioned above.

•	The Broadband Division continues to migrate customer accounts processed on our system to the ACP platform. As of June 30, 2005, we have successfully migrated approximately 16 million of the customer accounts processed on our system to this new platform, and we expect to migrate a substantial number of additional customer accounts to this platform during the remainder of 2005. See the “Business” section of our 2004 10-K for additional discussion of this effort.

•	The Broadband Division has successfully renewed all of its material client relationships scheduled for renewal in 2005.

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

A summary of the key business matters for the GSS Division in the second quarter of 2005 is as follows:

•	The GSS Division’s second quarter of 2005 revenues totaled $39.9 million, compared to second quarter of 2004 revenues of $37.0 million (a 7.9% increase), and first quarter of 2005 revenues of $38.3 million (a 4.2% increase). The year-over-year and the sequential quarterly increases relate primarily to an increase in professional services revenues and maintenance revenues in the second quarter of 2005 when compared to the other periods.

•	The GSS Division’s segment operating expenses for the second quarter of 2005 totaled $36.6 million, compared to second quarter of 2004 segment operating expenses of $34.1 million (a 7.3% increase) and first quarter of 2005 segment operating expenses of $36.0 million (a 1.8% increase). As discussed above, the increase in year-over-year expenses is primarily related to an increase in labor-related costs, primarily as a result of merit wage increases and an increase in staff added in our GSS Division’s foreign operations to address various revenue opportunities, primarily within the APAC region.

•	The GSS Division’s segment contribution margin in the second quarter of 2005 totaled $3.3 million, compared to second quarter of 2004 segment contribution margin of $2.9 million (a 15.1% increase), and a first quarter of 2005 segment contribution margin of $2.3 million (a 40.7% increase). The year-over-year and the sequential quarterly increase relates primarily to an increase in revenues between periods, discussed in greater detail below. Non-cash charges for the second quarter of 2005 that are included in the determination of segment contribution margin are stock-based compensation expense of $0.5 million, depreciation expense of $1.1 million, and amortization of intangible assets of $2.6 million, for total non-cash charges of $4.2 million.

•	During the second quarter of 2005, four providers, including three new clients, signed up for the GSS Division’s next generation solution, CSG Kenan FX, bringing the total number of CSG Kenan FX clients to 37. CSG Kenan FX is now live with nine providers, representing every telecommunications vertical and geographic region.

•	The GSS Division signed several new clients this quarter, including Autotrader, an online automotive classified advertising company; Hawaiian Telcom, the leading provider of telecommunications services in Hawaii; and Instituto Costarriecense de Electricidad, Costa Rica’s largest telecommunications provider.

Significant Client Relationships

Comcast. Comcast continues to be our largest client. For each of the quarters ended June 30, 2005 and 2004, revenues from Comcast represented approximately 15% of our consolidated revenues. We expect that the percentage of our consolidated revenues in 2005 related to Comcast will represent a percentage comparable to that of the second quarter of 2005, and continue to expect that revenues from Comcast will be in-line with or exceed its contractual minimums. The Comcast Contract has minimum annual financial commitments for 2005 and 2006, and runs through the end of 2008. The Comcast Contract and related amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

Echostar. Echostar continues to be our second largest client. For each of the quarters ended June 30, 2005 and 2004, revenues from Echostar represented approximately 14% of our consolidated revenues. We expect that the percentage of our consolidated revenues in 2005 related to Echostar will represent a percentage comparable to that of the second quarter of 2005. In February 2004, we extended our contract with Echostar through March 1, 2006. Although we are currently working with Echostar for a further renewal of the contract, there can be no assurance that such contract will be renewed on terms satisfactory to us, or at all. The Echostar Master Subscriber Agreement and related amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

Adelphia. During the second quarter of 2004, we signed a new five-year customer care and billing services contract with Adelphia. We currently process on our system approximately 50% of Adelphia’s domestic broadband customers. Adelphia has been operating under bankruptcy protection since June 2002. Recently it was publicly announced that Adelphia would sell out of bankruptcy its broadband business jointly to Time Warner Inc. and Comcast. The sale of the assets is subject to various Bankruptcy Court and regulatory approvals. If the sale of the assets was to occur, it is unknown at this time as to what, if any, financial impact the sale would have to our business.

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

During the second quarter of 2005, we repurchased 1.1 million shares of our common stock under the Stock Repurchase Program for $20.0 million (weighted-average price of $18.49 per share), of which $12 million was repurchased under the guidelines of the Rule 10b5-1 Plan. Including these shares, the total shares repurchased under the Stock Repurchase Program since its inception in August 1999 is 11.7 million shares, at a total repurchase price of $295.6 million (a weighted-average price of $25.29 per share). As of June 30, 2005, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 3.3 million shares. The Stock Repurchase Program does not have an expiration date. The shares repurchased under Stock Repurchase Program are being held as treasury shares.

Subsequent to June 30, 2005 through August 3, 2005, we have repurchased approximately 405,000 shares under the Stock Repurchase Program at a total purchase price of $7.2 million (a weighted-average price of $17.89 per share).

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following income statement captions and operating segment results in the accompanying Financial Statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Unaudited Condensed Consolidated Statements of Income:
Cost of processing and related services	$854	$643	$1,700	$1,264
Cost of software and maintenance	207	251	382	469
Cost of professional services	151	299	312	574
Research and development	536	459	1,055	930
Selling, general and administrative	2,565	2,148	5,201	4,708

Total stock-based compensation expense	$4,313	$3,800	$8,650	$7,945

Segment Results:
Broadband Division	$1,452	$1,247	$2,767	$2,494
GSS Division	487	673	1,094	1,355
Corporate	2,374	1,880	4,789	4,096

Total stock-based compensation expense	$4,313	$3,800	$8,650	$7,945

GSS Division Goodwill and Other Long-Lived Assets

As of June 30, 2005, there was approximately $16 million of net software intangible assets, and approximately $198 million of goodwill that was attributable to the Kenan Business and Davinci acquisitions. Key drivers of the value assigned to these acquisitions were the global telecommunications industry client base and the software assets acquired. To date, the GSS Division has not achieved the financial performance that we had originally anticipated due to many factors, including the economic downturn experienced within the global telecommunications industry since we acquired these assets. Our current business plan anticipates substantial revenue and earnings growth for the GSS Division over the next several years. We will continue to monitor the carrying value of the GSS Division’s goodwill and other long-lived intangible assets as we execute on our business plan to achieve this revenue and earnings growth. We expect to perform the next GSS Division goodwill impairment test (our annual required test) in the third quarter of 2005. If we fail to execute to our business plan (due to market conditions or other business reasons), and as a result, we materially revise our GSS Division financial projections, it is reasonably possible that a review for impairment of the GSS Division’s goodwill and/or related long-lived intangible assets in the future may indicate that these assets are impaired, and the amount of impairment could be substantial.

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

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the: (i) three months ended June 30, 2005 increased to $141.7 million, from $129.7 million for the three months ended June 30, 2004, with the increase primarily due to an increase in processing revenues; and (ii) six months ended June 30, 2005 increased to $278.6 million, from $260.0 million for the six months ended June 30, 2004, with the increase primarily due to an increase in processing and software revenues.

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic region for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
North America (principally the U.S.)	$111,001	$96,304	$214,672	$193,218
Europe, Middle East and Africa (principally Europe)	18,887	20,174	39,760	38,615
Asia Pacific	6,054	9,000	12,704	17,988
Central and South America	5,777	4,185	11,489	10,206

Total revenues	$141,719	$129,663	$278,625	$260,027

For revenues generated outside North America, no single country accounts for more than 5% of our total revenues. The decrease in revenues in the Asia Pacific region between periods is due primarily to the completion of several large projects within India during 2004, with no comparable amounts in 2005.

See the “Results of Operations – Operating Segments” section below for a detailed discussion of revenues and related changes between periods on a segment basis.

Cost of Revenues. See our 2004 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) three months ended June 30, 2005 increased 21.2% to $42.0 million, from $34.6 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 increased 23.4% to $84.4 million, from $68.4 million for the six months ended June 30, 2004. The increases between periods are primarily due to: (i) an increase in labor-related costs, primarily as a result of merit wage increases and the increase in staff levels to support the growth opportunities of our Voice over IP products and services and migration of clients to ACP; and (ii) an increase in data processing costs, primarily due to growth in the number of customers processed on our systems, and greater processing requirements for ACP functionality.

Processing costs as a percentage of related processing revenues were: (i) 47.3% (gross margin of 52.7%) for the three months ended June 30, 2005 compared to 42.8% (gross margin of 57.2%) for the three months ended June 30, 2004; and (ii) 49.1% (gross margin of 50.9%) for the six months ended June 30, 2005 compared to 42.2% (gross margin of 57.8%) for the six months ended June 30, 2004. The decreases in the gross margin percentage between periods relate primarily to the increase in costs, as mentioned above, without a commensurate increase in revenues related to such costs. This is the result of the investment we are making in our Voice over IP products and services, as well as our efforts to migrate our clients to the ACP platform. That is, we do not initially receive any additional revenue from our clients as we migrate them to the ACP platform. In addition, at this time, the incremental revenues from Voice over IP products and services are not significant.

Cost of Software and Maintenance. The combined cost of software and maintenance for the: (i) three months ended June 30, 2005 decreased 8.7% to $15.7 million, from $17.2 million for the three months ended June 30, 2004; and (ii) for the six months ended June 30, 2005 decreased 6.5% to $31.3 million, from $33.4 million for the six months ended June 30, 2004. The decreases between periods are primarily due to a reduction in personnel assigned internally to software maintenance projects.

The cost of software and maintenance as a percentage of related revenues was: (i) 44.9% (gross margin of 55.1%) for the three months ended June 30, 2005 as compared to 54.0% (gross margin of 46.0%) for the three months ended June 30, 2004, with the increase in the gross margin percentage between periods attributed primarily to higher software revenues within the Broadband Division and higher maintenance revenues within the GSS Division for the second quarter of 2005, combined with the impact of lower costs between periods, as noted above; and (ii) 44.3% (gross margin of 55.7%) for the six months ended June 30, 2005 as compared to 51.9% (gross margin of 48.1%) for the six months ended June 30, 2004, with the increase in the gross margin percentage between periods primarily related to higher software revenues within the Broadband Division for the first six months of 2005, combined with the impact of lower costs between periods, as noted above. As discussed below, fluctuations in the quarterly gross margin for software and maintenance revenues are an inherent characteristic of software companies, which can be impacted by, among others things, the timing of executed contracts in any one quarter.

Cost of Professional Services. The cost of professional services for the: (i) three months ended June 30, 2005 increased slightly to $15.8 million, from $15.6 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 increased 5.0% to $31.2 million, from $29.8 million for the six months ended June 30, 2004. The increase in cost of professional services between periods is generally consistent with the increase in professional services revenues for the corresponding periods.

The cost of professional services as a percentage of related revenues was: (i) 87.2% (gross margin of 12.8%) for the three months ended June 30, 2005, as compared to 91.8% (gross margin of 8.2%) for the three months ended June 30, 2004; and (ii) 86.7% (gross margin of 13.3%) for the six months ended June 30, 2005, as compared to 88.7% (gross margin of 11.3%) for the six months ended June 30, 2004. The improvement in the gross margin percentages for the respective periods is due primarily to increased professional services revenues within the GSS Division. As discussed below, fluctuations in the quarterly gross margin for professional services revenues are an inherent characteristic of professional services companies.

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

The overall gross margin (exclusive of depreciation) for the: (i) three months ended June 30, 2005 was $68.3 million (48.2% gross margin), compared to $62.3 million (48.0% gross margin) for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 was $131.7 million (47.3% gross margin), compared to $128.4 million (49.4% gross margin) for the six months ended June 30, 2004. The changes in the overall gross margin and overall gross margin percentages are due to the factors discussed above.

Research and Development Expense. We continue to invest in the development of new products and services at a relatively consistent pace when compared to our total revenues. R&D expense: (i) increased 8.9% to $15.7 million for the three months ended June 30, 2005, from $14.4 million for the three months ended June 30, 2004; and (ii) increased 3.0% to $31.1 million for the six months ended June 30, 2005, from $30.2 million for the six months ended June 30, 2004. As a percentage of total revenues, R&D expense was: (i) 11.1% for both the three months ended June 30, 2005 and 2004; and (ii) 11.2% for the six months ended June 30, 2005, compared to 11.6% for the six months ended June 30, 2004. We did not capitalize any internal software development costs during 2005 and 2004.

During the first six months of 2005, we focused our development and enhancement efforts on:

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

At this time, we expect our investment in R&D over time will approximate our historical investment rate of 10-12% of total revenues. We expect this investment will be focused on the ACP and the Kenan FX product suites, as well as additional stand-alone products as they are identified.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) three months ended June 30, 2005, increased 30.6% to $29.0 million, from $22.2 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005, increased 26.0% to $57.3 million, from $45.5 million for the six months ended June 30, 2004. As a percentage of total revenues, SG&A expense was: (i) 20.5% for the three months ended June 30, 2005 as compared to 17.2% for the three months ended June 30, 2004; and (ii) 20.6% for the six months ended June 30, 2005 as compared to 17.5% for the six months ended June 30, 2004. The increase in SG&A expense between periods relates primarily to: (i) the accrual of retirement benefits of $4.3 million and $8.5 million for the three and six months ended June 30, 2005, respectively, for our former CEO, Mr. Hansen, who retired on June 30, 2005; and to a much lesser degree (ii) the increase in bad debt expense between periods due to the $2.2 million reduction of bad debt expense recorded in the second quarter of 2004 related to the sale of the Adelphia pre-bankruptcy accounts receivable, as discussed above. See Note 10 to the Financial Statements for additional discussion of Mr. Hansen’s retirement benefits.

Depreciation Expense. Depreciation expense between 2005 and 2004 is relatively flat. Depreciation expense for the: (i) three months ended June 30, 2005 was $3.8 million, compared to $3.5 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 was $7.5 million, compared to $7.2 million for the six months ended June 30, 2004. The capital expenditures during the three and six months ended June 30, 2005 consisted principally of computer hardware and related equipment, and leasehold improvements. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Since the third quarter of 2002, we have implemented several cost reduction initiatives, mainly due to the economic decline in the global telecommunications industry and the uncertainty in the timing and the extent of any economic turnaround within the industry, and due to the reduction in revenues resulting from the Comcast arbitration ruling received in October 2003. Our most recent restructuring charges in the second quarter of 2005 relate primarily to the abandonment of a facility and restructuring of our management and sales team in the GSS Division’s EMEA region during the second quarter of 2005. This most recent restructuring activity is targeted to reduce total operating expenses by approximately $5 million on an annual basis, and will also better align our sales and delivery teams to more accurately reflect our customer base. We now have dedicated sales executives for our large Tier 1 customers and prospects and geographic sales executives covering our Tier 2 and Tier 3 customers and opportunities.

As of result of the various cost reduction initiatives mentioned above, we have recorded restructuring charges related to involuntary employee terminations and various facility abandonments. The accounting for facility abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities. We continually evaluate our assumptions, and adjust the related facility abandonment reserves based on the revised assumptions at that time. In addition, we continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including utilization of our workforce and current operating facilities.

The components of the restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income and diluted earnings per share, for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Involuntary employee terminations	$2,507	$145	$3,075	$1,699
Facility abandonments	3,622	—	3,768	595
All other	—	—	1	2

Total restructuring charges	$6,129	$145	$6,844	$2,296

Impact of restructuring charges on results of operations (i.e., have reduced operating results):
Net income	$3,739	$90	$4,175	$1,424

Diluted earnings per share	$0.08	$0.00	$0.08	$0.02

Operating Income. Operating income for the: (i) three months ended June 30, 2005, was $13.7 million, or 9.7% of total revenues, compared to $22.0 million or 16.9% of total revenues for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005, was $28.9 million, or 10.3% of total revenues, compared to $43.3 million or 16.6% of total revenues for the six months ended June 30, 2004. The decreases in operating income and operating income percentages between periods are due primarily to the increase in the cost of processing and relates services, SG&A expense, and restructuring charges, as discussed above, offset to a certain degree by an increase in revenues. The $4.3 million and $8.5 million of retirement benefits for Mr. Hansen, and the $6.1 million and $6.8 million of restructuring charges mentioned above for the three and six months ended June 30, 2005, lowered the operating margin percentage by 7.3 and 5.5 percentage points, respectively.

Our total operating expenses for the first and second quarters of 2005 were $121.7 million and $128.0 million, respectively. We expect our third quarter of 2005 total operating expenses to trend downward and range between $117 million to $120 million, as we do not anticipate any significant restructuring charges in the third quarter of 2005, and the significant expenses associated with Mr. Hansen’s retirement benefits have been accrued as of June 30, 2005.

Interest Expense. The following are the key changes related to our interest expense between periods:

•	Interest expense for the: (i) three months ended June 30, 2005, decreased 31.1% to $1.9 million, from $2.7 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005, decreased 39.6% to $3.8 million, from $6.2 million for the six months ended June 30, 2004.

•	The weighted-average balance of our long-term debt for the: (i) three months ended June 30, 2005 was $230 million, compared to approximately $209 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 was $230 million, compared to approximately $218 million for the six months ended June 30, 2004.

•

The weighted-average interest rate on our debt borrowings for the: (i) three months ended June 30, 2005, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 3.2%, compared to 4.9% for the three months ended June 30, 2004; and (ii) six months ended

June 30, 2005, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 3.2%, compared to 5.4% for the six months ended June 30, 2004. The decrease in the weighted-average interest rate between periods relates to the issuance of our Convertible Debt Securities in June 2004 and the retirement of our then existing bank debt with the proceeds from such issuance. The Convertible Debt Securities have a stated coupon rate of 2.5%, which is substantially less than the interest rates paid on our previous bank debt.

Write-off of Deferred Financing Costs. As a result of the repayment and termination of the 2002 Credit Facility, we wrote-off unamortized deferred financing costs attributable to the 2002 Credit Facility of $6.6 million (pretax impact) during the second quarter of 2004, which had the effect of reducing our diluted earnings per share by $0.08 for both the three and six months ended June 30, 2004.

Other, net. Other income and expense, net for the: (i) three months ended June 30, 2005 was $0.9 million of income as compared to expense of $(0.5) million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 was $0.6 million of income as compared to expense of $(1.1) million for the six months ended June 30, 2004. These amounts consist primarily of foreign currency transaction gains and losses. The change between periods relates primarily to the change in the foreign currency exchange rates of the U.S. dollar against the Euro and the British pound.

Income Tax Provision. Our estimated annual income tax rate was relatively consistent between periods. For the three and six months ended June 30, 2005, our estimated annual effective income tax rate was 39%, compared to 38% for the three and six months ended June 30, 2004.

Our 39% effective income tax rate for 2005 represents our estimated annual effective income tax rate for 2005, which is based upon various assumptions, with the two primary assumptions related to our estimate of total pretax income, and the amounts and sources of foreign pretax income. The actual effective income tax rate for 2005 could deviate from this estimate based on our actual experiences with these items, as well as others.

As of June 30, 2005, our net deferred income tax assets of $40.8 million were related primarily to our domestic operations, and represented approximately 6% of total assets. We continue to believe that sufficient taxable income will be generated to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable domestic operations are supported by the historically strong operating performance of the Broadband Division and our expectations of future profitability.

Results of Operations - Operating Segments

We serve our clients through our two operating segments: the Broadband Division and the GSS Division. We exclude restructuring charges in the determination of our GAAP segment results. As discussed above, during the first quarter of 2005, we reorganized certain components of our operating segments. Operating segment information reflecting the reorganization and corporate overhead costs for the three and six months ended June 30, 2005 and 2004, are presented in Note 6 to the Financial Statements.

Broadband Division

Total Revenues. Total Broadband Division revenues for the: (i) three months ended June 30, 2005 increased 9.9% to $101.8 million, from $92.7 million for the three months ended June 30, 2004, with the increase primarily due to an increase in processing revenues as discussed in more detail below; and (ii) six months ended June 30, 2005 increased 8.5% to $200.5 million, from $184.7 million for the six months ended June 30, 2004, with the increase primarily due to an increase in processing and software revenues as discussed in more detail below.

Processing revenues. Processing revenues for the: (i) three months ended June 30, 2005 increased 9.7% to $88.7 million, from $80.9 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 increased 6.2% to $172.1 million, from $162.0 million for the six months ended June 30, 2004. The increases in processing revenues are due primarily to: (i) an increase in the number of customer accounts processed on our systems; (ii) increased usage of ancillary product services; and as discussed above (iii) one-time, non-recurring revenues of $2.3 million related to the Contract Settlements included in the second quarter of 2005 processing revenues. Additional information related to processing revenues is as follows:

•	Amortization of the client contracts intangible asset (reflected as a reduction of processing revenues) for the: (i) three months ended June 30, 2005 and 2004 was $3.2 million and $3.0 million, respectively; and (ii) six months ended June 30, 2005 and 2004 was $6.3 million and $5.1 million, respectively, with this increase due primarily to the acceleration of amortization related to the new Comcast Contract effective in March 2004. The Comcast Contract amortization will continue to be approximately $3 million per quarter through the end of the Comcast Contract term of December 31, 2008.

•	Total domestic customer accounts processed on our system as of June 30, 2005 were 44.4 million compared to 43.7 million as of June 30, 2004, a 1.7% increase. Total domestic customer accounts processed on our system as of March 31, 2005 were 43.9 million, a 1.1% increase.

•	The ARPU for the second quarter of 2005 was $8.02, compared to $7.42 for the second quarter of 2004, and $7.63 for the first quarter of 2005, with the second quarter of 2005 increases over both periods attributed primarily to: (i) the $2.3 million one-time, non-recurring processing revenues related to the Contract Settlements, which contributed $0.21 to the second quarter of 2005 ARPU; and (ii) higher revenues related to our clients’ discretionary and variable use of ancillary services. We expect our ARPU to range from $7.70 to $7.85 for the third quarter of 2005, and our total processing revenues to range between $86 million and $87 million in the third quarter of 2005.

Software Revenues. Software revenues for the: (i) three months ended June 30, 2005 increased to $3.0 million, compared to $1.2 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 increased to $7.6 million, compared to $2.2 million for the six months ended June 30, 2004. The increases in software revenues between periods are due primarily to licenses of our workforce automation and call center solutions. For the remainder of 2005, we expect a decrease in the Broadband Division’s software revenues when compared to the amounts recognized in the first half of the 2005.

Segment Operating Expenses and Contribution Margin. The Broadband Division operating expenses for the: (i) three months ended June 30, 2005 increased 13.3% to $64.7 million, from $57.1 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 increased 13.6% to $129.7 million, from $114.2 million for the six months ended June 30, 2004. The increases in the Broadband Division operating expenses between periods are due primarily to an increase in: (i) labor-related costs, primarily as a result of merit wage increases and the increase in staff levels to support the growth opportunities of our Voice over IP products and services and migration of clients to ACP; (ii) data processing costs, primarily due to growth in the number of customers processed on our system and greater processing requirements for ACP functionality; and (iii) an increase in bad debt expense due to the $2.2 million reduction of bad debt expense recorded in the second quarter of 2004 related to the sale of the Adelphia pre-bankruptcy accounts receivable, as discussed above.

The Broadband Division contribution margin for the: (i) three months ended June 30, 2005 was $37.2 million (contribution margin percentage of 36.5%), compared to $35.6 million (contribution margin percentage of 38.4%) for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 was $70.8 million (contribution margin percentage of 35.3%), compared to $70.5 million (contribution margin percentage of 38.2%) for the six months ended June 30, 2004. The decreases in the contribution margin percentages between periods relate primarily to the increase in segment operating expenses, as mentioned above, without a commensurate increase in revenues related to such expenses. This is the result of the investment we are making in our Voice over IP products and services, as well as our efforts to migrate our clients to the ACP platform. That is, we do not initially receive any additional revenue from our clients as we migrate them to the ACP platform. In addition, at this time, the incremental revenues from Voice over IP products and services are not significant.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of the Broadband Division’s contribution margin for the: (i) three months ended June 30, 2005 and 2004 were $7.6 million and $7.2 million, respectively; and (ii) six months ended June 30, 2005 and 2004 were $14.9 million and $13.4 million, respectively, with this increase due primarily to the acceleration of amortization related to the Comcast Contract intangible asset, as discussed above.

GSS Division

Total Revenues. Total GSS Division revenues for the: (i) three months ended June 30, 2005 increased 7.9% to $39.9 million, from $37.0 million for the three month ended June 30, 2004; and (ii) six months ended June 30, 2005 increased 3.8% to $78.2 million, from $75.3 million for the six months ended June 30, 2004. The increases in revenues between periods are due primarily to an increase in maintenance and professional services revenues.

Software Revenues. Software revenues for the: (i) three months ended June 30, 2005 decreased 2.5% to $6.7 million, from $6.9 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 decreased 2.5% to $13.3 million, from $13.6 million for the six months ended June 30, 2004. The decreases in software revenues between periods were due primarily to the timing of executed software contracts and related revenue recognition between periods, and general market conditions. As discussed above, fluctuations in software revenues between periods is an inherent characteristic of software companies and is expected to continue in future periods.

Maintenance Revenues. Maintenance revenues for the: (i) three months ended June 30, 2005 increased 8.3% to $18.6 million, from $17.1 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 increased 4.0% to $36.7 million, from $35.3 million for the six months ended June 30, 2004. The increases in maintenance revenues were due primarily to an increase in the installed software license base between periods as a result of new sales.

Professional Services Revenues. Professional services revenues for the: (i) three months ended June 30, 2005 increased 12.8% to $14.6 million, from $12.9 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 increased 6.7% to $28.2 million, from $26.5 million for the six months ended June 30, 2004. The increases in professional services revenues between periods were due primarily to the timing of work performed and the number of professional services projects in progress during the respective periods.

Segment Operating Expenses and Contribution Margin. The GSS Division operating expenses for the: (i) three months ended June 30, 2005 increased 7.3% to $36.6 million, from $34.1 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 increased 5.8% to $72.5 million, from $68.6 million for the six months ended June 30, 2004. The increases in the GSS Division’s operating expenses between periods are due primarily to an increase in labor-related costs, primarily as a result of merit wage increases and an increase in staff levels added in the GSS Division’s foreign operations to address various revenue opportunities, primarily within the APAC region.

The GSS Division’s contribution margin for the: (i) three months ended June 30, 2005 was $3.3 million (contribution margin percentage of 8.2%) as compared to a contribution margin for the three months ended June 30, 2004 of $2.9 million (contribution margin percentage of 7.7%), with the increase due primarily to an increase in revenues between periods; and (ii) six months ended June 30, 2005 was $5.6 million (contribution margin percentage of 7.2%) as compared to a contribution margin for the six months ended June 30, 2004 of $6.8 million (contribution margin percentage of 9.0%), with the decrease due primarily to an increase in operating expenses between periods.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of the GSS Division’s contribution margin for the: (i) three months ended June 30, 2005 and 2004 were $4.2 million and $4.1 million, respectively; and (ii) six months ended June 30, 2005 and 2004 were $8.4 million and $8.2 million, respectively.

Corporate

Corporate Operating Expenses. Corporate overhead expenses for the: (i) three months ended June 30, 2005 increased 26.1% to $20.6 million, from $16.4 million for the three months ended June 30, 2004; and (ii) six months ended June 30, 2005 increased 28.2% to $40.6 million, from $31.7 million for the six months ended June 30, 2004. The increases in Corporate operating expenses between periods relate primarily to the accrual of retirement benefits of $4.3 million and $8.5 million for the three and six months ended June 30, 2005, respectively, for our former CEO, Mr. Hansen, who retired on June 30, 2005, as discussed above.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in Corporate operating expenses for the: (i) three months ended June 30, 2005 and 2004 were $3.2 million and $2.8 million, respectively; and (ii) six months ended June 30, 2005 and 2004 were $6.6 million and $5.9 million, respectively.

Liquidity

Cash and Liquidity

As of June 30, 2005, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $164.9 million, compared to $157.5 million as of December 31, 2004. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, there were no borrowings outstanding under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of June 30, 2005, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had approximately $100 million of the 2004 Revolving Credit Facility available to us.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30, 2005	March 31, 2005	December 31, 2004
North America (principally the U.S.)	$111,884	$93,613	$95,390
Europe, Middle East and Africa (principally Europe)	43,802	42,892	51,977
Asia Pacific	2,360	4,525	3,444
Central and South America	6,831	5,781	6,667

Total cash, equivalents and short-term investments	$164,877	$146,811	$157,478

We generally have ready access to substantially all of our cash and short-term investment balances, but do face limitations on moving cash out of certain foreign jurisdictions. As of June 30, 2005, the cash and short-term investments subject to such limitations were not significant.

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

Our net cash flows from operating activities for the quarters ended for the indicated periods are as follows (in thousands):

	Quarter Totals	Year-to- Date Totals
2004:
March 31 (1)	$31,965	$31,965
June 30 (2)	40,186	72,151
September 30	24,805	96,956
December 31	22,312	119,268
2005:
March 31 (3)	18,865	18,865
June 30 (3)	43,283	62,148

(1)	Cash flows from operating activities for the first quarter of 2004 reflect approximately $10 million of favorable changes in working capital related to the Comcast arbitration.

(2)	Approximately $14 million of the cash flows from operating activities for the second quarter of 2004 can be attributed to the sale of certain Adelphia pre-bankruptcy accounts receivable to a third party and to higher than normal cash collections of accounts receivable within the GSS Division.

(3)	Cash flows from operating activities for the first quarter of 2005 were negatively impacted by approximately $9 million due to a domestic client delaying payment of an invoice until after quarter-end. This amount was subsequently paid in April 2005, which resulted in the payment of four monthly invoices by this client in the second quarter of 2005. The payment of the delayed invoice, along with payments related to the Contract Settlements mentioned above, contributed approximately $12 million to our cash flows from operating activities for the second quarter of 2005.

We believe this table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items, in particular, timely collections of our accounts receivable. Absent any unusual fluctuations in working capital items, we expect our third quarter of 2005 cash flows from operating activities to range from $27 million to $31 million.

The key balance sheet items impacting our cash flows from operating activities are as follows.

Billed Accounts Receivable. Our billed accounts receivable balance by geographic region (based on the location of the client) as of the end of the indicated periods are as follows (in thousands):

	June 30, 2005	March 31, 2005	December 31, 2004
North America (principally the U.S.)	$100,129	$102,641	$103,884
Europe, Middle East and Africa (principally Europe)	20,217	26,460	21,540
Asia Pacific	11,598	11,578	13,540
Central and South America	5,582	7,348	7,910

Total billed accounts receivable	137,526	148,027	146,874
Less allowance for doubtful accounts	(3,576)	(4,690)	(4,818)

Total billed accounts receivable, net of allowance	$133,950	$143,337	$142,056

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”), as of the end of the indicated periods, and our DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2004:
March 31	$149,028	$(11,397)	$137,631	66
June 30 (1) (2)	130,662	(6,942)	123,720	66
September 30	128,782	(5,438)	123,344	65
December 31 (3)	146,874	(4,818)	142,056	61
2005:
March 31	148,027	(4,690)	143,337	68
June 30 (4)(5)	137,526	(3,576)	133,950	69

(1)	The decrease in both the gross and net billed accounts receivable between March 31, 2004 and June 30, 2004 relates primarily to the sale of the Adelphia pre-bankruptcy accounts receivable to a third party, and the success we experienced collecting accounts receivable within the GSS Division during the second quarter of 2004.

(2)	The $4.5 million decrease in the Allowance between March 31, 2004 and June 30, 2004 relates primarily to the sale of the aforementioned Adelphia pre-bankruptcy accounts receivable.

(3)	The increase in both the gross and net billed accounts receivable between September 30, 2004 and December 31, 2004 was primarily the result of the timing of new invoices and cash collections.

(4)	Approximately $9 million of the decrease in the gross and net billed accounts receivable between March 31, 2005 and June 30, 2005 relates to the impact of a domestic client making payment on an invoice during the second quarter of 2005 which had been delayed in the first quarter of 2005, as discussed above.

(5)	The $1.1 million decrease in the Allowance between March 31, 2005 and June 30, 2005 relates primarily to the settlement of our outstanding bankruptcy claims with MCI during the second quarter of 2005, as discussed above.

Unbilled Accounts Receivable and Other Receivables. Revenue earned and recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. Unbilled accounts receivable are an inherent characteristic of certain software and professional services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events, which may differ from the timing of revenue recognition. Our unbilled accounts receivable and other receivables as of the end of the indicated periods are as follows (in thousands):

2004:
March 31	$14,409
June 30	13,756
September 30	15,051
December 31	14,030
2005:
March 31	13,847
June 30	14,195

The June 30, 2005 unbilled accounts receivable balance consists primarily of several projects with various milestone and contractual billing dates which have not yet been reached. A substantial percentage of the June 30, 2005 unbilled accounts receivable is scheduled to be billed and collected by the end of the fourth quarter of 2005. However, there can be no assurances that the fees will be billed and collected within the expected time frames.

Income Taxes Receivable. We were in a domestic net operating loss (“NOL”) position for 2003 as a result of the $119.6 million Comcast arbitration charge recorded in the third quarter of 2003. Our income tax receivable as of December 31, 2003 was $35.1 million, which resulted from our ability to claim a refund for 2003 income taxes already paid, and from our ability to carry back our NOL to prior years. During the first quarter of 2004, we received approximately $34 million of this income tax receivable, and identified additional income tax receivable amounts during our final preparation of our 2003 U.S. Federal income tax return, which was filed in March 2004. As of December 31, 2004, our income tax receivable was $4.1 million, which was substantially collected as of June 30, 2005.

Deferred Revenue. Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Deferred revenue balances broken out by source of revenue as of the end of the indicated periods are as follows (in thousands):

	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Processing	$12,610	$9,477	$8,331	$7,384	$7,274	$7,010
Software	3,877	3,521	5,215	4,435	6,784	8,518
Maintenance	35,948	38,334	37,419	31,749	38,336	36,093
Professional services	6,614	6,832	9,129	7,899	9,857	9,645

Total	$59,049	$58,164	$60,094	$51,467	$62,251	$61,266

The changes in deferred revenues between periods generally relates to the timing of invoices for such products and services, and the related revenue recognition for such items. The increase in deferred processing revenues since December 31, 2004 relates primarily to the receipt of upfront fees for certain conversion/set-up services which are required to be recognized as revenue over the life of the related long-term processing arrangement. The majority of our maintenance agreements provide for invoicing of annual maintenance fees in the first and fourth quarters of the year.

Arbitration Charge Payable. The decrease in the arbitration charge payable reflected in the unaudited Condensed Consolidated Statements of Cash Flows relates to the $119.6 million Comcast arbitration award. We paid approximately $95 million of this amount in the fourth quarter of 2003. During the first quarter of 2004, we paid the remaining approximately $25 million.

Accounts Payable and Accrued Liabilities. The cash flow impact from changes in accounts payable and accrued liabilities changed from a cash use of $9.1 million for the six months ended June 30, 2004 to a cash source of $2.9 million for the six months ended June 30, 2005, primarily as a result of the $8.5 million of accrued retirement benefits related to Mr. Hansen’s retirement benefits that were recorded during the first six months of 2005. Of the $9.6 million total retirement benefits to be paid to Mr. Hansen, $5.6 million will be paid on January 2, 2006, $2.0 million will be paid on July 1, 2006, and $2.0 million will be paid on January 2, 2007.

Cash Flows From Investing Activities

Our investing activities typically consist of purchases/sales of short-term investments, purchases of property and equipment, investments in client contracts intangible assets and business acquisitions.

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible back into cash. During the six months ended June 30, 2005, we purchased $31.5 million and sold $21.5 million of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the six months ended June 30, 2005 and 2004 for property and equipment, and investments in client contracts were as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
Property and equipment	$6,458	$2,785
Client contracts	3,964	1,185

The property and equipment expenditures during the first six months of 2005 consisted principally of computer hardware and related equipment, and leasehold improvements. The investments in client contracts for the six months ended June 30, 2005 relates primarily to costs incurred for conversion/set-up services related to long-term processing arrangements. As of June 30, 2005, we did not have any material commitments for capital expenditures or for investments in client contracts intangible assets.

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

In June 2004, we completed our offering of the Convertible Debt Securities. We used a portion of the $230 million of proceeds from the Convertible Debt Securities to repay the outstanding balance of $198.9 million and terminate our 2002 Credit Facility. In connection with the issuance of the Convertible Debt Securities, we incurred debt issuance costs of approximately $7 million.

Repurchase of Common Stock. As of June 30, 2005, a summary of the shares repurchased under our Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2005	2004	2003	2002	1999-2001	Total
Shares repurchased	2,366	2,983	—	1,573	4,766	11,688
Total amount paid	$42,970	$52,897	—	$18,920	$180,790	$295,577
Weighted-average price per share	$18.16	$17.73	—	$12.02	$37.94	$25.29

At June 30, 2005, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 3.3 million shares.

As mentioned above, subsequent to June 30, 2005 through August 3, 2005, we have repurchased approximately 405,000 shares under our Stock Repurchase Program at a total purchase price of $7.2 million (a weighted-average price of $17.89 per share).

In addition to the above mentioned stock repurchases and outside of our Stock Repurchase Program, during the six months ended June 30, 2005 and 2004, we repurchased from certain of our employees and then cancelled approximately 163,000 shares and 28,000 shares of our common stock for $3.1 million and $0.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

As discussed in greater detail above, we continue to make investments in client contracts, capital equipment, facilities, and research and development, and within certain parameters, will continue to make stock repurchases under our Stock Repurchase Program. In addition, as part of our growth strategy, we are continually evaluating potential business and asset acquisitions. As of June 30, 2005, we had no significant capital commitments. See Note 3 to our Financial Statements for additional discussion of our Stock Repurchase Program and the Rule 10b5-1 Plan we established in April 2005 and the financial commitments we have made under the Rule 10b5-1 Plan going forward.

We are required to pay our former CEO, Mr. Hansen, $9.6 million of retirement benefits, of which $5.6 million is scheduled to be paid on January 2, 2006, $2.0 million on July 1, 2006, and $2.0 million on January 2, 2007.

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

As of June 30, 2005, we had made no borrowings under our $100 million 2004 Revolving Credit Facility. Refer to Note 7 to our audited consolidated financial statements in our 2004 10-K for more information regarding the interest rates for borrowings under the 2004 Revolving Credit Facility. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of June 30, 2005, the commitment fee rate was 37.5 basis points per annum. As of June 30, 2005, approximately $100 million of the 2004 Revolving Credit Facility was available to us.

As of June 30, 2005, we had approximately $165 million of cash and short-term investments available to fund our operations. We believe that our current cash and short-term investments balance, together with cash expected to be generated from future operating activities and the amount available under the 2004 Revolving Credit Facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income from continuing operations before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the six months ended June 30, 2005, was 4.79:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

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

We have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of June 30, 2005, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of June 30, 2005 were $130.8 million. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2005 were $34.1 million. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our cash equivalents and short-term investments in the U.S. is done by the money management branch of one of the largest financial institutions in the U.S. This financial institution manages our cash equivalents and short-term investments based upon strict and formal investment guidelines established by us. Under these guidelines, short-term investments are limited to highly liquid, short-term government and corporate securities that have a credit rating of A-1 / P-1 or better.

We do not utilize any derivative financial instruments for purposes of managing our market risks related to interest rate risk.

Foreign Exchange Rate Risk.

Our approximate percentage of total revenues generated outside the U.S. for the years ended December 31, 2004 and 2003 was 26% and 32%, respectively. Our approximate percentage of total revenues generated outside the U.S. for the six months ended June 30, 2005 and 2004 were 23% and 26%, respectively.

Because of the global markets we service, we are exposed to the impact of the changes in foreign currency exchange rates. For the year ended December 31, 2004, approximately 61% and 23%, respectively, of our GSS Division revenues were denominated in U.S. dollars and Euros. For the six months ended June 30, 2005, approximately 60% and 22%, respectively, of our GSS Division revenues were denominated in U.S. dollars and Euros. Since a significant amount of our revenues are contracted for in U.S. dollars, a decline in the value of local foreign currencies against the U.S. dollar will result in our products and services being more expensive to a potential foreign buyer, and in those instances where our goods and services have already been sold, could result in the accounts receivable being more difficult to collect. We do at times enter into revenue contracts that are denominated in the currency of the individual country (e.g., United Kingdom, Brazil, and Japan) or the European Union (“EU”) where we have substantive operations. This practice serves as a natural hedge to finance the expenses incurred in those locations.

We continue to evaluate whether we should enter into derivative financial instruments for the purposes of managing our foreign currency exchange rate risk, but as of the date of this filing, we have not entered into such instruments. A hypothetical adverse change of 10% in the June 30, 2005 exchange rates would not have a material impact upon our results of operations.

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

The following table presents information with respect to purchases of company common stock we made during the three months ended June 30, 2005 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
April 1 – April 30	751	$16.05	—	4,393,408
May 1 – May 31	767,415	18.24	767,415	3,625,993
June 1 – June 30	431,218	19.07	314,081	3,311,912

Total	1,199,384	$18.54	1,081,496

1 In August 1999, our Board of Directors approved a stock repurchase program which authorized us to purchase up to a total of five million shares of our common stock from time-to-time as business conditions warrant. In September 2001, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of ten million shares. Effective June 2, 2004, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of 15 million shares. The stock repurchase program does not have an expiration date.

2 The total number of shares purchased that are not part of the stock repurchase program represents shares purchased and cancelled in connection with minimum tax withholdings for employees as the result of the vesting of restricted stock under our stock-based compensation plans.

Item 3.	None

Item 4.	Submission of Matters to Vote of Security Holders

(a)	The 2005 annual meeting of stockholders of CSG Systems International, Inc. (the “Annual Meeting”) was held on May 27, 2005.

(b)	The following persons were elected as directors at the Annual Meeting:

Class II (expiring in 2008)

Bernard W. Reznicek

Donald V. Smith

The following directors’ term of office continued after the Annual Meeting:

George F. Haddix (1)

Neal C. Hansen (1)

Edward C. Nafus

Janice I. Obuchowski

Frank V. Sica

(c)	Votes were cast or withheld at the Annual Meeting as follows:

(i)	Election of directors:

Director	For	Withheld
Bernard W. Reznicek	41,535,358	5,583,980
Donald V. Smith	43,068,442	4,050896

(ii)	Approval of the Company’s 2005 Stock Incentive Plan:

For	Against	Abstain	No Vote
29,745,816	9,303,709	47,963	8,021,850

(1)	Subsequent to the Annual Stockholders Meeting, George F. Haddix and Neal C. Hansen resigned from the Company’s Board of Directors and Don Reed and James A. Unruh were added to the Board.

Item 5.	Other Information

Entry into a Material Definitive Agreement (as required by Section 1.01 of Form 8-K). CSG Systems International, Inc. (the “Company”) outsources to First Data Corporation (“FDC”) the data processing and related computer services required for the operation of its Broadband Services Division’s processing services and certain related products. On June 28, 2005, the Company amended its contract with FDC to: (i) extend the term of the contract through June 2010 (the contract was previously scheduled to expire in June 2008); and (ii) modify certain pricing terms of the contract. A copy of the amended contract is included as Exhibit 10.40A of this Form 10-Q.

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2005

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Edward C. Nafus
Edward C. Nafus
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Peter E. Kalan
Peter E. Kalan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

3.02(1)	Revised By-Laws of CSG Systems International, Inc.

10.04(2)	CSG Systems International, Inc. 2005 Stock Incentive Plan

10.14G(3)	Seventh Amendment to Employment Agreement with Neal C. Hansen, dated June 7, 2005

10.20D*	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.40A*	First Amendment to Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated June 28, 2005

10.70(4)	Employment Agreement with Robert M. Scott, dated June 6, 2005

10.71(5)	Employment Agreement with Alan Michels, dated June 1, 2005

10.72	Restricted Stock Award Agreement with Edward C. Nafus, dated June 30, 2005

10.73	Restricted Stock Award Agreement with John Bonde, dated June 30, 2005

10.80A	Forms of Agreement for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995 – Certain Cautionary Statements and Risk Factors

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2005.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 27, 2005.

(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated June 7, 2005.

(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) for the event dated March 6, 2005.

(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) for the event dated December 9, 2004.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the commission.