Form 10-Q
period 2005-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2005-11-09
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES    ☒    NO    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐    NO    ☒

Shares of common stock outstanding at November 4, 2005: 48,603,873.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2005

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,073	$133,551
Short-term investments	41,363	23,927

Total cash, cash equivalents and short-term investments	161,436	157,478
Trade accounts receivable-
Billed, net of allowance of $1,531 and $4,818	95,897	142,056
Unbilled and other	6,911	14,030
Deferred income taxes	10,044	5,336
Income taxes receivable	—	4,064
Other current assets	8,183	11,723
GSS Business assets held for sale	301,100	—

Total current assets	583,571	334,687
Property and equipment, net of depreciation of $77,397 and $87,068	21,010	34,476
Software, net of amortization of $41,009 and $77,086	—	24,695
Goodwill	12,816	218,346
Client contracts, net of amortization of $65,603 and $62,898	45,919	50,427
Deferred income taxes	35,883	39,478
Other assets	6,532	8,298

Total assets	$705,731	$710,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$19,235	$19,497
Trade accounts payable	13,101	22,412
Accrued employee compensation	26,175	31,859
Deferred revenue	12,056	53,250
Income taxes payable	11,485	15,085
Other current liabilities	11,091	19,909
Liabilities related to GSS Business assets held for sale	82,722	—

Total current liabilities	175,865	162,012

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	5,889	6,844
Other non-current liabilities	2,233	3,481

Total non-current liabilities	238,122	240,325

Total liabilities	413,987	402,337

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 48,818,505 and 51,016,326 shares outstanding	605	595
Additional paid-in capital	311,160	298,767
Deferred employee compensation	(51)	(1,320)
Treasury stock, at cost, 11,645,090 and 8,482,496 shares	(281,977)	(224,008)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	4	(5)
Cumulative translation adjustments	6,732	9,400
Accumulated earnings	255,271	224,641

Total stockholders’ equity	291,744	308,070

Total liabilities and stockholders’ equity	$705,731	$710,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(unaudited)		(unaudited)
Revenues:
Processing and related services	$87,568	$80,748	$259,651	$242,775
Software, maintenance and services	9,232	9,311	32,152	26,774

Total revenues	96,800	90,059	291,803	269,549

Cost of revenues:
Processing and related services	42,669	37,864	126,853	106,296
Software, maintenance and services	7,253	9,598	22,094	26,647

Total cost of revenues	49,922	47,462	148,947	132,943

Gross margin (exclusive of depreciation)	46,878	42,597	142,856	136,606

Operating expenses:
Research and development	9,009	8,392	24,867	23,906
Selling, general and administrative	12,229	9,238	43,384	31,170
Depreciation	2,357	2,615	7,513	7,977
Restructuring charges	3	105	9	1,015

Total operating expenses	23,598	20,350	75,773	64,068

Operating income	23,280	22,247	67,083	72,538

Other income (expense):
Interest expense	(1,887)	(1,972)	(5,766)	(8,329)
Write-off of deferred financing costs	—	—	—	(6,569)
Interest and investment income, net	787	243	2,158	561
Other, net	15	2	15	(144)

Total other	(1,085)	(1,727)	(3,593)	(14,481)

Income from continuing operations before income taxes	22,195	20,520	63,490	58,057
Income tax provision	(7,990)	(7,491)	(22,855)	(21,192)

Income from continuing operations	14,205	13,029	40,635	36,865

Discontinued operations:
Income (loss) from discontinued operations	1,642	872	(11,575)	(6,701)
Income tax (provision) benefit	(2,345)	2,432	1,570	4,758

Discontinued operations, net of tax	(703)	3,304	(10,005)	(1,943)

Net income	$13,502	$16,333	$30,630	$34,922

Basic earnings (loss) per common share:
Income from continuing operations	$0.30	$0.26	$0.85	$0.73
Discontinued operations, net of tax	(0.01)	0.07	(0.21)	(0.04)

Net income	0.29	0.33	0.64	0.69

Diluted earnings (loss) per common share:
Income from continuing operations	0.30	0.26	0.83	0.72
Discontinued operations, net of tax	(0.02)	0.06	(0.20)	(0.04)

Net income	$0.28	$0.32	$0.63	$0.68

Weighted-average shares outstanding:
Basic	47,303	49,565	48,166	50,844
Diluted	47,983	50,324	48,816	51,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(unaudited)
Cash flows from operating activities:
Net income	$30,630	$34,922
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	11,209	10,688
Amortization	21,405	20,328
Restructuring charge for abandonment of facilities	3,570	654
Gain on short-term investments	(306)	(4)
Write-off of deferred financing costs	—	6,569
Deferred income taxes	1,772	10,927
Tax benefit of stock-based compensation awards	1,138	1,253
Stock-based employee compensation	12,678	11,448
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(1,001)	10,752
Other current and non-current assets	(1,179)	(428)
Arbitration charge payable	—	(25,181)
Income taxes payable/receivable	5,893	29,183
Accounts payable and accrued liabilities	3,384	(9,332)
Deferred revenue	(2,333)	(4,823)

Net cash provided by operating activities	86,860	96,956

Cash flows from investing activities:
Purchases of property and equipment	(9,356)	(5,454)
Purchases of short-term investments	(57,159)	(30,679)
Proceeds from sale/maturity of short-term investments	40,038	20,610
Acquisition of and investments in assets	(487)	(699)
Acquisition of and investments in client contracts	(5,508)	(2,254)

Net cash used in investing activities	(32,472)	(18,476)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,170	5,564
Repurchase of common stock	(61,081)	(53,538)
Proceeds from long-term debt	—	230,000
Payments on long-term debt	—	(228,925)
Payments of deferred financing costs	(87)	(8,127)

Net cash used in financing activities	(57,998)	(55,026)

Effect of exchange rate fluctuations on cash	(2,468)	(65)

Net increase (decrease) in cash and cash equivalents	(6,078)	23,389
Cash and cash equivalents, beginning of period	133,551	100,397

Cash and cash equivalents, end of period	$127,473	$123,786

Cash and cash equivalents, end of period, classified as follows:
Continuing operations	$120,073	$123,786
GSS Business assets held for sale	7,400	—

Total cash and cash equivalents, end of period	$127,473	$123,786

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for-
Interest	$3,195	$5,059
Income taxes	15,491	(24,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005 and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC (the “Company’s 2004 10-K”). The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the expected results for the entire year ending December 31, 2005.

2.	DISCONTINUED OPERATIONS

Background. On October 7, 2005, the Company announced it had reached an agreement to sell its Global Software Services (“GSS”) business (as defined below) to Comverse, Inc. (“Comverse”), a division of Comverse Technology, Inc., for $251 million in cash, subject to certain purchase price adjustments to be determined upon the closing of the transaction. These purchase price adjustments consider such things as: (i) subsequent changes in certain elements of working capital at closing; (ii) the final cash, cash equivalents and short-term investment balances at closing that are transferred as part of the GSS Business; and (iii) certain employee compensation costs determined as of the closing. The transaction is expected to close no later than the end of January 2006 pending government agency approvals and satisfaction of certain other closing conditions.

Basis of Presentation. The GSS business to be purchased by Comverse includes: (i) the Kenan FX software and services portfolio acquired from Lucent Technologies in 2002, and the Davinci Business acquired in 2002 (previously reported as the GSS Division by the Company); (ii) the ICMS customer care and billing assets (the “ICMS Business”) acquired from IBM in 2002 (previously reported as part of the Broadband Services Division by the Company); and (iii) certain corporate personnel and functions that directly support the GSS business (previously reported as part of the Company’s corporate overhead expenses). These components are collectively referred to as the “GSS Business.” The Company believes the GSS Business meets the definition of a “component of an entity” and thus has been accounted for as a discontinued operation under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the results of operations for the GSS Business have been reflected as discontinued operations in all periods presented in the accompanying Condensed Consolidated Statements of Income. The assets and liabilities of the GSS Business that are expected to be sold as part of this transaction are separately classified as GSS Business assets held for sale and liabilities related to the GSS Business assets held for sale in the accompanying September 30, 2005 Condensed Consolidated Balance Sheet, and are classified as current assets and current liabilities due to the expected timing of the closing of the transaction. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statements of Cash Flows. Where deemed appropriate, the Notes to the Condensed Consolidated Financial Statements have been modified to separately reflect the continuing operations of the Company, which consists of the Broadband Services Division (“Broadband Division”) and the corporate personnel and functions related to the Company’s ongoing business.

Results of Discontinued Operations. The individual components of the GSS Business included in discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	$44,615	$43,013	$128,236	$123,551
Operating expenses:
GSS Division and ICMS Business	39,069	38,092	118,917	113,572
Corporate overhead expense	5,346	5,774	17,161	16,473
Restructuring charges	171	(14)	7,009	1,372

Total operating expenses	44,586	43,852	143,087	131,417

Operating income (loss)	29	(839)	(14,851)	(7,866)
Other income (expense), net	1,613	1,711	3,276	1,165

Discontinued operations, before income taxes	1,642	872	(11,575)	(6,701)
Income tax (provision) benefit	(2,345)	2,432	1,570	4,758

Income (loss) from discontinued operations	$(703)	$3,304	$(10,005)	$(1,943)

Assets and Liabilities Held for Sale. The amounts reported as GSS Business assets held for sale and liabilities related to GSS Business assets held for sale in the accompanying September 30, 2005 Condensed Consolidated Balance Sheet were as follows (in thousands):

As of September 30, 2005
GSS Business assets held for sale:
Cash, cash equivalents, and short-term investments	$7,400
Trade accounts receivable, net of allowance	39,702
Property and equipment, net of depreciation	11,265
Software, net of amortization	14,760
Goodwill	204,963
Other assets	23,010

Total GSS Business assets held for sale	301,100

Liabilities related to GSS Business assets held for sale:
Trade accounts payable	5,739
Accrued employee compensation	14,907
Deferred revenue	37,541
Income taxes payable	4,875
Other liabilities	19,660

Total liabilities related to GSS Business assets held for sale	82,722

Net GSS Business assets held for sale	$218,378

The Company intends to extract certain amounts of cash, cash equivalents, and short-term investments from the GSS Business prior to the closing of the transaction, pursuant to the purchase agreement with Comverse. The $7.4 million of cash, cash equivalents, and short-term investments reflected in the above table represents the targeted amount of cash, cash equivalents and short-term investments that will be transferred as part of the sale of the GSS Business. If the amount of cash transferred as part of the sale of the GSS Business exceeds the $7.4 million, the purchase price will be adjusted accordingly.

As required by SFAS No. 144, the Company’s long-lived assets related to property and equipment and software are no longer subject to periodic depreciation and amortization once the assets are classified as held for sale. The decision to classify the GSS Business long-lived assets as assets held for sale was made as of September 30, 2005. Therefore, the Company’s results of discontinued operations for the GSS Business for the three months and nine months ended September 30, 2005 include a full period of depreciation and amortization related to these long-lived assets. Effective October 1, 2005, these assets will no longer be subject to periodic depreciation or amortization as long as they are classified as assets held for sale. Depreciation and amortization expense related to the long-lived assets of the GSS Business included in discontinued operations for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Depreciation expense	$1,333	$920	$3,696	$2,711
Amortization expense	3,286	3,319	10,352	10,467

Total	$4,619	$4,239	$14,048	$13,178

Carrying Value of Net Assets Held for Sale. The Company performed its annual goodwill impairment test as of July 31, 2005 for its GSS Division, and concluded that no impairment of the GSS Division’s goodwill had occurred at that time. The GSS Division makes up a substantial portion of the GSS Business being sold by the Company.

As of September 30, 2005, the historical carrying value of the net assets of the GSS Business is less than the current estimated fair value less costs to sell the GSS Business net assets, and thus no adjustment to the historical carrying amount of the net assets was necessary as of September 30, 2005. The Company based its estimation of the fair value less costs to sell the GSS Business net assets primarily on the estimated net cash proceeds expected to be realized from this transaction with Comverse. In addition to the GSS Business net assets summarized in the table above, the Company also has $6.7 million of cumulative foreign currency translation gains recorded on its September 30, 2005 Condensed Consolidated Balance Sheet that are attributable to the GSS Business. The amount of the cumulative foreign currency translation gains attributed to the GSS Business will be included in the expected gain from the sale of discontinued operations in the period the transaction closes.

Income Taxes. As a result of the Company’s intent to sell the GSS Business, the Company can no longer consider the undistributed earnings of certain foreign subsidiaries to be indefinitely invested. Accordingly, as of September 30, 2005, the Company recorded an income tax provision for United States (“U.S.”) or additional foreign taxes on such undistributed earnings. The income tax provision related to the undistributed earnings is included in the discontinued operations section of the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The total cost of postage incurred on behalf of clients that has been netted against processing and related services revenues for the three months ended September 30, 2005 and 2004 was $45.4 million and $45.9 million, respectively, and for the nine months ended September 30, 2005 and 2004 was $135.9 million and $134.7 million, respectively.

Stock-Based Compensation Expense. At September 30, 2005, the Company had five stock-based compensation plans (see Note 4). The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Continuing operations	$3,233	$2,540	$10,190	$8,493
Discontinued operations	795	963	2,488	2,955

Total stock-based compensation	$4,028	$3,503	$12,678	$11,448

The Company continues to follow Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (“APB 25”) for all stock-based awards granted prior to January 1, 2003, and follows Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the prospective method of transition as outlined in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment of FASB Statement No. 123” (“SFAS 148”) for stock-based awards granted, modified, or settled on or after January 1, 2003. Thus, compensation expense recorded in the Company’s accompanying Condensed Consolidated Statements of Income is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans for all periods, consistent with the methodology of SFAS 123, the Company’s net income and net income per share for the three and nine months ended September 30, 2005 and 2004, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$13,502	$16,333	$30,630	$34,922
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,509	2,674	7,890	7,785
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,813)	(3,998)	(9,721)	(11,939)

Net income, pro forma	$13,198	$15,009	$28,799	$30,768

Net income per share:
Basic – as reported	$0.29	$0.33	$0.64	$0.69
Basic – pro forma	0.28	0.30	0.60	0.61
Diluted – as reported	0.28	0.32	0.63	0.68
Diluted – pro forma	0.28	0.30	0.59	0.60

Cash and Cash Equivalents. In the first quarter of 2005, the Company reclassified its holdings in auction rate securities from cash equivalents to short-term investments, based on receiving further interpretative guidance on the underlying characteristics of such instruments. Prior period amounts for cash and cash equivalents and short-term investments have been reclassified to conform to the current year presentation. As a result, as of December 31, 2004, September 30, 2004 and December 31, 2003, cash and cash equivalents amounts were decreased and short-term investments amounts were increased by $7.2 million, $7.2 million and $5.0 million, respectively. The change in classification had no impact on the Company’s previously reported current assets, net income, cash flows from operating activities, or changes in stockholders’ equity for any period.

Short-term Investments and Other Financial Instruments. The Company’s balance sheet financial instruments as of September 30, 2005 and December 31, 2004 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. Short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are stated at fair value in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2005 and December 31, 2004, the fair value of the Company’s long-term debt, based upon quoted market prices, was approximately $227 million and $232 million, respectively. As of September 30, 2005 and December 31, 2004, the fair value of the contingent interest feature of the Company’s long-term debt, considered an embedded derivative, was $0.2 million and $0.1 million, respectively. The Company does not utilize any derivative financial instruments for purposes of managing the market risks related to its financial instruments.

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

Under SFAS 123R, the Company was required to adopt SFAS 123R no later than July 1, 2005. However, on April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123R. As a result, the Company is required to implement SFAS 123R no later than January 1, 2006. The Company has determined that it will adopt SFAS 123R effective January 1, 2006 (the “Effective Date”). When the Company adopts SFAS 123R, it expects to use the modified prospective method of transition. Under the modified prospective application, SFAS 123R will apply to new awards and to awards modified, repurchased, or cancelled after the Effective Date. Additionally, compensation cost for the portion of awards that the Company continues to account for in accordance with APB 25 for which the requisite service has not been rendered that are outstanding as of the Effective Date will be recognized as the requisite service is rendered on or after the Effective Date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. The Company does not expect the adoption of SFAS 123R to have a significant impact to its consolidated financial statements.

Reclassification. Certain prior period amounts have been reclassified to conform to the September 30, 2005 presentation.

4.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

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

During the first nine months of 2005, the Company repurchased 3.2 million shares of its common stock under the Stock Repurchase Program for approximately $58 million (weighted-average price of $18.33 per share), of which $27 million was repurchased under the guidelines of the Rule 10b5-1 Plan. Including these shares, the total shares repurchased under the Stock Repurchase Program since its inception in August 1999 is 12.5 million shares, at a total repurchase price of $310.6 million (a weighted-average price of $24.88 per share). As of September 30, 2005, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 2.5 million shares. The Stock Repurchase Program does not have an expiration date. The shares repurchased under the Stock Repurchase Program are being held as treasury shares.

Stock Repurchases for Minimum Tax Withholdings. In addition to the above mentioned stock repurchases and outside of the Stock Repurchase Program, during the first nine months of 2005, the Company repurchased and cancelled approximately 175,000 shares of common stock for $3.3 million from certain employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under the Company’s stock incentive plans.

2005 Stock Incentive Plan. In February 2005, the Company’s Board adopted, subject to the approval of the Company’s stockholders, the 2005 Stock Incentive Plan (the “2005 Plan”). In May 2005, the Company’s stockholders approved the 2005 Plan. The 2005 Plan replaces one of the existing stock incentive plans, the 1996 Stock Incentive Plan (the “1996 Plan”). No further grants may be made under the 1996 Plan, but any stock awards which are outstanding under the 1996 Plan will remain in effect in accordance with their respective terms. Under the 2005 Plan, shares may be granted to officers and other key employees of the Company and its subsidiaries and to non-employee directors of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. The aggregate number of shares of common stock available for issuance pursuant to the 2005 Plan is 12.4 million, which may be authorized and unissued shares or treasury shares. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award. As of September 30, 2005, the Company had a total of 12.7 million shares available for issuance under its stock incentive plans, of which 12.2 million shares were available for issuance under the 2005 Plan.

Stock Based Award Grants. During the first quarter of 2005, the Company granted approximately 683,000 shares of restricted stock and approximately 22,000 stock options to key members of management (primarily members of executive management). The restricted stock was granted at no cost at market values ranging from $16.04 per share to $17.93 per share. The stock options were granted with exercise prices ranging from $17.23 per share to $17.74 per share. The equity awards vest at various increments over two to four years. Certain shares of the restricted stock become fully vested upon a change in control of the Company and certain shares have acceleration of vesting provisions related to termination of employment. There are no restrictions on these shares other than the passage of time.

During the second quarter of 2005, the Company granted approximately 118,000 shares of restricted stock and 10,000 stock options to key members of management (primarily members of executive management). The restricted stock was granted at no cost at market values ranging from $16.02 per share to $18.98 per share. The stock options were granted with an exercise price of $18.82 per share. The equity awards vest ratably over four years from the date of grant and have no restrictions placed upon them other than the passage of time. Certain shares of the restricted stock become fully vested upon a change in control of the Company and certain shares have acceleration of vesting provisions related to termination of employment.

During the third quarter of 2005, the Company granted approximately 97,000 shares of restricted stock to the Board of Directors and key members of management. The restricted stock was granted at no cost at market values ranging from $17.22 per share to $20.73 per share. The restricted stock shares vest ratably over one to four years from the date of grant and have no restrictions placed upon them other than the passage of time. Certain shares of the restricted stock become fully vested upon a change in control of the Company.

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

Change in Control Provisions in Equity Awards Impacted by the GSS Business Sale. Certain equity awards held by key members of the Company’s management team include a change in control provision, as defined by the specific equity award, that will be triggered upon the closing of the pending sale of the GSS Business (see Note 2). When triggered, the change in control provision will result in accelerated vesting for the equity awards impacted, and thus, any deferred stock-based compensation expense related to these equity awards will be recorded as stock-based compensation expense in the period the transaction closes. As of September 30, 2005, there were approximately 219,000 unvested stock options and approximately 391,000 shares of unvested restricted stock which include this change in control provision. The deferred stock-based compensation expense related to these equity awards is $5.7 million as of September 30, 2005, and is expected to be $4.5 million as of December 31, 2005 under normal vesting conditions. The timing and the amount of the expense recognition related to the accelerated vesting is dependent upon the timing of the close of the transaction. A substantial portion of the stock-based compensation expense related to these equity awards is included in continuing operations.

5.	EARNINGS PER COMMON SHARE

Calculation of Earnings Per Common Share. Earnings per common share (“EPS”) have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted EPS is consistent with the calculation of basic EPS while considering the effect of potentially dilutive common shares outstanding during the period. Unvested shares of restricted stock are not included in the basic EPS calculation. Basic and diluted EPS are presented on the face of the Company’s Condensed Consolidated Statements of Income.

No reconciliation of the basic and diluted EPS numerators is necessary for the three and nine months ended September 30, 2005 and 2004, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic common shares outstanding	47,303	49,565	48,166	50,844
Dilutive effect of stock options	303	270	287	317
Dilutive effect of unvested restricted stock	377	489	363	397
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted common shares outstanding	47,983	50,324	48,816	51,558

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

The following table sets forth the potential common shares that were excluded from the EPS computation as their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Common stock options	646	892	737	942
Unvested restricted stock	188	423	365	620

Total	834	1,315	1,102	1,562

6.	COMPREHENSIVE INCOME

The Company’s components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$13,502	$16,333	$30,630	$34,922
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	(748)	(289)	(2,668)	(52)
Unrealized gain (loss) on short-term investments	13	—	9	(3)

Comprehensive income	$12,767	$16,044	$27,971	$34,867

7.	SEGMENT AND RELATED INFORMATION

Segment Information. The Company previously reported its results of operations through its two operating segments: the Broadband Division and the GSS Division. The Company’s plaNet Consulting (“plaNet”) division is aggregated with the Broadband Division for segment reporting purposes. As a result of the pending sale of the GSS Business (see Note 2), the Broadband Division is the Company’s only reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company’s results of operations from continuing operations consists of the Broadband Division and corporate overhead expense related to the Company’s ongoing business, which were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	$96,800	$90,059	$291,803	$269,549
Operating expenses:
Broadband Division	62,802	58,797	185,199	166,099
Corporate overhead expense:
Neal Hansen retirement benefits (1)	181	—	8,670	—
Restructuring charges	3	105	9	1,015
All other corporate overhead expense	10,534	8,910	30,842	29,897

Total corporate overhead expense	10,718	9,015	39,521	30,912

Total operating expenses	73,520	67,812	224,720	197,011

Operating income	23,280	22,247	67,083	72,538
Other income (expense), net (2)	(1,085)	(1,727)	(3,593)	(14,481)

Income from continuing operations, before income taxes	22,195	20,520	63,490	58,057
Income tax provision	(7,990)	(7,491)	(22,855)	(21,192)

Income from continuing operations	$14,205	$13,029	$40,635	$36,865

(1)	Corporate operating expenses include $0.2 million and $8.7 million for the three and nine months ended September 30, 2005, respectively, for benefits related to the retirement of the Company’s former CEO, Neal Hansen, effective June 30, 2005 (see Note 11).
(2)	Other income (expense) includes the write-off of deferred financing costs of $6.6 million during the nine months ended September 30, 2004.

Geographic Regions. As a result of the pending sale of the GSS Business, all revenues and long-lived assets related to the Company’s continuing operations are attributable to the Company’s operations in North America, primarily the U.S.

Significant Clients and Industry Concentration. The North American broadband industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of the Company’s revenues from continuing operations are generated from a limited number of clients, with approximately 70% of the Company’s revenues from continuing operations being generated from its five largest clients.

The Company’s three largest clients are Comcast, Echostar and Time Warner. Revenues from these clients represented the following percentages of the Company’s total revenues from continuing operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Comcast	22%	23%	21%	24%
Echostar	21%	20%	20%	20%
Time Warner	10%	10%	10%	10%

As of September 30, 2005 and December 31, 2004 the percentage of net billed accounts receivable balances from continuing operations attributable to these clients were as follows:

	September 30, 2005	December 31, 2004
Comcast	24%	25%
Echostar	24%	19%
Time Warner	11%	10%

The Company expects to continue to generate a significant percentage of its future revenues from a limited number of clients, including Comcast, Echostar and Time Warner. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew their contract with the Company, in whole or in part for any reason; or (ii) significantly reduce the number of customers processed on the Company’s systems, it could have a material adverse effect on the Company’s financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of intangible assets).

8.	DEBT

The Company’s long-term debt as of September 30, 2005 and December 31, 2004 consists of the Convertible Debt Securities. As of September 30, 2005: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders at this time; and (ii) the Company is in compliance with the provisions of the bond indenture related to the Convertible Debt Securities.

As of September 30, 2005, the Company: (i) has made no borrowings under its $100 million 2004 Revolving Credit Facility; (ii) is in compliance with the financial ratio and other covenants of the 2004 Revolving Credit Facility; and (iii) has, after taking into consideration letters of credit to support outstanding business proposals, approximately $98 million of the Revolving Credit Facility available to be drawn upon.

9.	LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 were as follows (in thousands):

	Broadband Division	GSS Division	Consolidated
Balance as of December 31, 2004	$623	$217,723	$218,346
To reflect segment reorganization (1)	19,288	(19,288)	—
Goodwill related to GSS Business assets held for sale (2)	(6,990)	(197,973)	(204,963)
Effects of changes in foreign currency exchange rates and other	(105)	(462)	(567)

Balance as of September 30, 2005 (3)	$12,816	$—	$12,816

(1)	During the first quarter of 2005, the Company reorganized certain components of its operating segments as a result of changes in the Company’s management and internal reporting structure. The reorganization consisted primarily of moving the plaNet division, which at that time included the ICMS Business, from the GSS Division to the Broadband Division. The reorganization was done after evaluating the business plans and relationship of plaNet with the Broadband Division, along with how the plaNet business has evolved and how it is expected to continue developing a business model based more on recurring revenues. Of the $19.3 million of goodwill transferred between the operating segments, $7.0 million related to the ICMS Business and $12.3 million related to plaNet.

(2)	As discussed in Note 2 above, the GSS Business includes the GSS Division and the ICMS Business. This reflects the transfer of the historical carrying values of goodwill related to these businesses from continuing operations to discontinued operations.

(3)	Of the $12.8 million of goodwill related to continuing operations as of September 30, 2005, $12.3 million relates to plaNet and $0.5 million relates to the Broadband Division. The plaNet component is aggregated with the Broadband Division as one reporting unit as of September 30, 2005.

The Company performed its annual goodwill impairment test as of July 31, 2005 for its Broadband Division, and concluded that no impairment of the Broadband Division’s goodwill had occurred at that time. See Note 2 for discussions of the annual goodwill impairment test related to the GSS Division, and the carrying value of the net assets of the GSS Business as of September 30, 2005.

Other Intangible Assets. The Company’s intangible assets included in continuing operations subject to ongoing amortization consist of client contracts. As of September 30, 2005 and December 31, 2004, the carrying values of these assets were as follows (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$111,522	$(65,603)	$45,919	$105,883	$(55,456)	$50,427

The aggregate amortization related to client contracts included in continuing operations for the three months ended September 30, 2005 and 2004 was $3.4 million and $3.3 million, respectively, and for the nine months ended September 30, 2005 and 2004 was $10.2 million and $8.4 million, respectively. Of the net client contracts asset amount included in continuing operations as of September 30, 2005, approximately $38 million relates to the Comcast Contract. Based on the September 30, 2005 net carrying value of these intangible assets, the estimated aggregate amortization for each of the five succeeding fiscal years ending December 31 are: 2005 – $13.6 million; 2006 – $13.8 million; 2007 – $13.5 million; 2008 – $13.4 million; and 2009 – $1.3 million.

See Note 2 for discussion of intangible assets included in the GSS Business assets held for sale.

10.	RESTRUCTURING CHARGES

Cost Reduction Initiatives and Restructuring Charges. Since the third quarter of 2002, the Company has implemented several cost reduction initiatives, mainly due to the economic decline in the communications industry and the uncertainty in the timing and the extent of any economic turnaround within the industry, and due to the reduction in revenues resulting from the Comcast arbitration ruling received in October 2003. As a result of these cost reduction initiatives, the Company has recorded restructuring charges related to involuntary employee terminations and various facility abandonments. The accounting for facility abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities. The Company continually evaluates its assumptions, and adjusts the related facility abandonment reserves based on the revised assumptions at that time. In addition, the Company continually evaluates ways to reduce its operating expenses through new restructuring opportunities, including more effective utilization of its workforce and current operating facilities. The Company has implemented cost reduction initiatives related to its continuing operations and discontinued operations, which are summarized below.

Continuing Operations. During the three months ended September 30, 2005 and 2004, the Company’s continuing operations recorded restructuring charges of zero and $0.1 million, respectively. During the nine months ended September 30, 2005 and 2004, the Company’s continuing operations recorded restructuring charges of zero and $1.0 million, respectively. The restructuring costs have been reflected as a separate line item on the accompanying Condensed Consolidated Statements of Income. The components of the restructuring charges are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Involuntary employee terminations	$—	$50	$—	$247
Facility abandonments	3	55	9	768

Total restructuring charges	$3	$105	$9	$1,015

The activity in the business restructuring reserves related to continuing operations during the nine months ended September 30, 2005 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
December 31, 2004, balance	$—	$874	$—	$874
Charged to expense during the period	—	9	—	9
Cash payments	—	(176)	—	(176)

September 30, 2005, balance	$—	$707	$—	$707

Of the $0.7 million business restructuring reserve balance as of September 30, 2005, $0.4 million was included in current liabilities and $0.3 million was included in non-current liabilities.

Discontinued Operations (GSS Business). During the three months ended September 30, 2005 and 2004, the Company’s restructuring charges related to the GSS Business were $0.2 million and zero, respectively. During the nine months ended September 30, 2005 and 2004, the Company’s restructuring charges related to the GSS Business were $7.0 million and $1.4 million, respectively. The components of the restructuring charges are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Involuntary employee terminations	$(7)	$(14)	$3,068	$1,489
Facility abandonments	178	—	3,941	(117)

Total restructuring charges	$171	$(14)	$7,009	$1,372

The activity in the business restructuring reserves related to the GSS Business during the nine months ended September 30, 2005 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
December 31, 2004, balance	$57	$6,778	$—	$6,835
Charged to expense during the period	3,068	3,941	—	7,009
Cash payments	(2,369)	(5,149)	—	(7,518)
Other	(168)	(565)	—	(733)

September 30, 2005, balance	$588	$5,005	$—	$5,593

11.	COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Executive Retirement Benefits. In December 2004, the Company announced its Chairman of the Board of Directors (the “Chairman”) and then Chief Executive Officer (“CEO”) would retire on June 30, 2005. In consideration for certain changes to the Chairman and CEO’s employment agreement and for post-termination consulting services to be provided, the Company agreed to pay the Chairman and CEO a total of $9.6 million, $5.6 million which will be paid on January 2, 2006, $2.0 million which will be paid on July 1, 2006, and $2.0 million which will be paid on January 2, 2007. As of September 30, 2005, the Company has recorded expense of $9.2 million related to his retirement package, of which $8.7 million is included in expense for the nine months ended September 30, 2005 and $0.5 million was recorded as expense in the fourth quarter of 2004. The remainder of the $0.4 million of expense will be recorded over the period between September 30, 2005 and the January 2, 2007 final payment date.

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

Contingent Consideration. Contingent consideration represents an arrangement to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. In the Davinci Business Acquisition, which closed in December 2002, the stock purchase agreement included contingent purchase provisions providing the sellers of Davinci the opportunity to receive additional purchase price amounts in 2003 through 2006. During 2005 and 2006, the sellers of Davinci are eligible to receive contingent purchase price amounts of up to $1.8 million. As of September 30, 2005 the Company had not accrued any amount for the 2005 portion of the contingent consideration as the outcome of the contingency is not determinable beyond a reasonable doubt. Although the Davinci Business is included as part of the GSS Business to be sold (See Note 2), any obligation related to the contingent consideration will remain with the Company after close, pursuant to the purchase agreement with Comverse.

Claims for Company Non-performance. The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company, or in the case of certain of the Company’s out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2005, the Company believes it had adequate reserves, based on its historical experience, to cover any reasonably anticipated exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients.

Legal Proceedings. From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any material pending or threatened legal proceedings.

12.	SUBSEQUENT EVENT

Background. The Company currently provides processing services utilizing the ICMS customer care and billing software application under a long-term processing agreement with Fairpoint Communications, Inc. (“FairPoint”), a provider of communication services to rural communities. FairPoint is the Company’s only client that receives processing services utilizing the ICMS asset in a service bureau environment. On November 7, 2005, the Company executed amendments to its long-term processing agreement with FairPoint to effectively terminate the agreement (the amendments are collectively referred to as the “Termination Agreement”). The decision to terminate the agreement with Fairpoint is consistent with the decision to focus on the Company’s core competencies in the cable and DBS markets utilizing the Company’s Advanced Convergent Platform and related services.

Impact of Termination Agreement. Under the terms of the Termination Agreement:

•	No further operating companies of FairPoint will be converted to the Company’s ICMS service bureau environment and FairPoint will transition and convert all of its customers to an alternative solution no later than December 31, 2006, with FairPoint having the option to extend the processing agreement with the Company on a month-to-month basis for a maximum of six months beyond December 31, 2006.

•	The Company will forgo the receipt of certain start-up services fees that were contractually due under the processing agreement, but the Company will continue to be paid for monthly processing services as long as such services are provided.

•	The Company will pay FairPoint a contract termination fee of $4.0 million, which is expected to be paid in equal installments of $1.0 million on March 15, 2006, June 15, 2006, September 15, 2006 and December 15, 2006.

As a result of the Termination Agreement, the Company expects to record a charge ranging from $6 million to $7 million in the fourth quarter of 2005, which relates primarily to: (i) a non-cash impairment charge related to long-lived assets associated with the FairPoint processing agreement (principally, a client contract asset); (ii) retention and severance costs for certain of the Company’s employees impacted by the Termination Agreement; and (iii) the contract termination fee mentioned above.

CSG SYSTEMS INTERNATIONAL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts and percentages)

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Processing and related services	$87,568	90.5%	$80,748	89.7%	$259,651	89.0%	$242,775	90.1%
Software, maintenance and services	9,232	9.5	9,311	10.3	32,152	11.0	26,774	9.9

Total revenues	96,800	100.0	90,059	100.0	291,803	100.0	269,549	100.0

Cost of revenues:
Processing and related services	42,669	44.1	37,864	42.0	126,853	43.5	106,296	39.4
Software, maintenance and services	7,253	7.5	9,598	10.7	22,094	7.5	26,647	9.9

Total cost of revenues	49,922	51.6	47,462	52.7	148,947	51.0	132,943	49.3

Gross margin (exclusive of depreciation)	46,878	48.4	42,597	47.3	142,856	49.0	136,606	50.7

Operating expenses:
Research and development	9,009	9.3	8,392	9.3	24,867	8.5	23,906	8.9
Selling, general and administrative	12,229	12.6	9,238	10.3	43,384	14.9	31,170	11.5
Depreciation	2,357	2.5	2,615	2.9	7,513	2.6	7,977	3.0
Restructuring charges	3	—	105	0.1	9	—	1,015	0.4

Total operating expenses	23,598	24.4	20,350	22.6	75,773	26.0	64,068	23.8

Operating income	23,280	24.0	22,247	24.7	67,083	23.0	72,538	26.9

Other income (expense):
Interest expense	(1,887)	(1.9)	(1,972)	(2.2)	(5,766)	(2.0)	(8,329)	(3.1)
Write-off of deferred financing costs	—	—	—	—	—	—	(6,569)	(2.4)
Interest and investment income, net	787	0.8	243	0.3	2,158	0.8	561	0.2
Other, net	15	—	2	—	15	—	(144)	(0.1)

Total other	(1,085)	(1.1)	(1,727)	(1.9)	(3,593)	(1.2)	(14,481)	(5.4)

Income from continuing operations before income taxes	22,195	22.9	20,520	22.8	63,490	21.8	58,057	21.5
Income tax provision	(7,990)	(8.2)	(7,491)	(8.3)	(22,855)	(7.8)	(21,192)	(7.8)

Income from continuing operations	14,205	14.7	13,029	14.5	40,635	14.0	36,865	13.7

Discontinued operations:
Income (loss) from discontinued operations	1,642	1.7	872	0.9	(11,575)	(4.0)	(6,701)	(2.5)
Income tax (provision) benefit	(2,345)	(2.4)	2,432	2.7	1,570	0.5	4,758	1.8

Discontinued operations, net of tax	(703)	(0.7)	3,304	3.6	(10,005)	(3.5)	(1,943)	(0.7)

Net income	$13,502	14.0%	$16,333	18.1%	$30,630	10.5%	$34,922	13.0%

Basic earnings (loss) per common share:
Income from continuing operations	$0.30		$0.26		$0.85		$0.73
Discontinued operations, net of tax	(0.01)		0.07		0.21		(0.04)

Net income	0.29		0.33		0.64		0.69

Diluted earnings (loss) per common share:
Income from continuing operations	0.30		0.26		0.83		0.72
Discontinued operations, net of tax	(0.02)		0.06		(0.20)		(0.04)

Net income	$0.28		$0.32		$0.63		$0.68

Weighted-average shares outstanding:
Basic	47,303		49,565		48,166		50,844
Diluted	47,983		50,324		48,816		51,558

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

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning the customer care and billing industry, as well as the converging communications industry it serves, and similar matters. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are contained in Exhibit 99.01 “Safe Harbor for Forward-Looking Statements Under the Private Securities Litigation Reform Act of 1995—Certain Cautionary Statements and Risk Factors.” Exhibit 99.01 constitutes an integral part of this report, and readers are strongly encouraged to review this exhibit closely in conjunction with MD&A.

Market Conditions of the Communications Industry

The communications industry, in particular in North America, is entering an era that is marked by consolidation and increased competition from non-traditional communications providers. The consolidation that has occurred has resulted in a fewer number of providers who have massive scale and can deliver a total communications package and experience to customers. Plant upgrades and network rationalizations have, for the most part, been completed, allowing providers to focus their attention on new revenue and growth opportunities. In addition, new technologies and unique partnerships are forcing providers to be more creative in their approaches for rolling out new products and services and enhancing their customers’ experiences. These factors, in combination with the improving financial condition of providers, are resulting in a slightly more positive outlook for the demand for scalable, flexible and cost efficient customer care and billing solutions.

Sale of GSS Business – Discontinued Operations

On October 7, 2005, we announced we had reached an agreement to sell our Global Software Services (“GSS”) business (as defined below) to Comverse, Inc. (“Comverse”), a division of Comverse Technology, Inc., for $251 million in cash, subject to certain purchase price adjustments to be determined upon the closing of the transaction. These purchase price adjustments consider such things as: (i) subsequent changes in certain elements of working capital at closing; (ii) the final cash, cash equivalents and short-term investment balances at closing that are transferred as part of the GSS Business; and (iii) certain employee compensation costs determined as of the closing. The transaction is expected to close no later than the end of January 2006, pending government agency approvals and satisfaction of certain other closing conditions.

The GSS business to be purchased by Comverse includes: (i) the Kenan FX software and services portfolio acquired from Lucent Technologies in 2002, and the Davinci Business acquired in 2002 (previously reported by us as the GSS Division); (ii) the ICMS customer care and billing assets (the “ICMS Business”) acquired from IBM in 2002 (previously reported as part of our Broadband Services Division); and (iii) certain corporate personnel and functions that directly support the GSS business (previously reported as part of our corporate overhead expenses). These components are collectively referred to as the “GSS Business.” We believe the GSS Business meets the definition of a “component of an entity” and thus has been accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” As a result, the results of operations for the GSS Business have been reflected as discontinued operations in all periods presented in the accompanying Condensed Consolidated Statements of Income. The assets and liabilities of the GSS Business that are expected to be sold as part of this transaction are separately classified as GSS Business assets held for sale and liabilities related to the GSS Business assets held for sale in the accompanying September 30, 2005 Condensed Consolidated Balance

Sheet, and are classified as current assets and current liabilities due to the expected timing of the closing of the transaction. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statements of Cash Flows.

Continuing Operations

As a result of the pending sale of the GSS business, our results of operations from continuing operations consists of the Broadband Services Division (“Broadband Division”) and corporate overhead expense related to our ongoing business, which were as follows for the respective quarterly and year-to-date periods for 2005 and 2004 (in thousands, except per share amounts):

	For the Quarter Ended,			For the Nine Months Ended, September 30, 2005
	March 31, 2005	June 30, 2005	September 30, 2005
Revenues:
Processing and related services	$83,366	$88,717	$87,568	$259,651
Software, maintenance, and services	12,324	10,596	9,232	32,152

Total revenues	95,690	99,313	96,800	291,803

Operating expenses:
Broadband Division	61,240	61,157	62,802	185,199
Corporate overhead expense:
Neal Hansen retirement benefits (1)	4,221	4,268	181	8,670
Restructuring charges	3	3	3	9
All other corporate overhead expense	10,314	9,994	10,534	30,842

Total corporate overhead expense	14,538	14,265	10,718	39,521

Total operating expenses	75,778	75,422	73,520	224,720

Operating income	19,912	23,891	23,280	67,083
Other income (expense), net	(1,574)	(934)	(1,085)	(3,593)

Income from continuing operations, before taxes	18,338	22,957	22,195	63,490
Income tax provision	(6,601)	(8,264)	(7,990)	(22,855)

Income from continuing operations	$11,737	$14,693	$14,205	$40,635

Income from continuing operations per share:
Basic	$0.24	$0.31	$0.30	$0.85

Diluted	0.23	0.30	0.30	0.83

	For the Quarter Ended,				For the Year Ended, December 31, 2004
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues:
Processing and related services	$81,132	$80,895	$80,748	$84,319	$327,094
Software, maintenance, and services	8,919	8,544	9,311	9,432	36,206

Total revenues	90,051	89,439	90,059	93,751	363,300

Operating expenses:
Broadband Division	53,768	53,535	58,796	61,335	227,434
Corporate overhead expense:
Neal Hansen retirement benefits (1)	—	—	—	516	516
Restructuring charges	949	(39)	105	277	1,292
All other corporate overhead expense	9,751	11,235	8,911	9,692	39,589

Total corporate overhead expense	10,700	11,196	9,016	10,485	41,397

Total operating expenses	64,468	64,731	67,812	71,820	268,831

Operating income	25,583	24,708	22,247	21,931	94,469
Other income (expense), net (2)	(3,557)	(9,197)	(1,727)	(1,664)	(16,145)

Income from continuing operations, before taxes	22,026	15,511	20,520	20,267	78,324
Income tax provision	(8,039)	(5,662)	(7,491)	(7,398)	(28,590)

Income from continuing operations	$13,987	$9,849	$13,029	$12,869	$49,734

Income from continuing operations per share:
Basic	$0.27	$0.20	$0.26	$0.26	$0.99

Diluted	0.27	0.19	0.26	0.25	0.97

(1)	This amount relates to the retirement benefits for our former CEO, Neal Hansen, who retired effective June 30, 2005 (see Note 11 to our Financial Statements for additional discussion of this matter).

(2)	Other income (expense) includes the write-off of deferred financing costs of $6.6 million for the quarter ended June 30, 2004 and for the year ended December 31, 2004.

Management Overview of Quarterly Results

The Company. We are a leading provider of outsourced billing, customer care and print and mail solutions and services supporting the North American convergent broadband and Direct Satellite markets. Our solutions support some of the world’s largest and most innovative providers of bundled multi-channel video, Internet, voice and IP-based services. As a result of the pending sale of the GSS Business, our ongoing operations consist of the Broadband Division and corporate overhead expense related to supporting this business. The Broadband Division generates its revenues primarily by providing outsourced customer care and billing services with its core product CSG ACP (“ACP”, formerly CCS/BP) to North American, primarily the United States (“U.S.”), broadband service providers, primarily for cable television, Internet, and satellite television product offerings. Our unique combination of solutions, services, and expertise ensure that cable and satellite operators can continue to rapidly launch new service offerings, improve operational efficiencies and deliver a high-quality customer experience in a competitive and ever-changing marketplace.

The North American broadband industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues from continuing operations are generated from a limited number of clients, with approximately 70% of our revenues from continuing operations being generated from our five largest clients.

A summary of our results of operations for the third quarter of 2005 is as follows:

•

Our revenues from continuing operations for the third quarter of 2005 were $96.8 million, compared to $90.1 million for the same period last year (a 7.5% increase), and second quarter of 2005 revenues from continuing operations of $99.3 million (a 2.5% decrease). Revenues from continuing operations for the second quarter of 2005 included $2.3 million of one-time, nonrecurring revenues related to contract termination and client bankruptcy settlements (as discussed below). The increase in year-over-year quarterly performance is attributable primarily to higher processing revenues between periods.

•	Our operating expenses from continuing operations for the third quarter of 2005 were $73.5 million, compared to $67.8 million for the same period last year (an 8.4% increase), and second quarter of 2005 operating expenses from continuing operations of $75.4 million (a 2.5% decrease). The decrease in operating expenses from continuing operations between the second and third quarters of 2005 relates primarily to a decrease of approximately $4 million between quarters related to retirement benefits for our former CEO, Neal Hansen, who retired effective June 30, 2005. Expense related to these retirement benefits was $4.3 million in the second quarter of 2005, compared to $0.2 million for the third quarter of 2005. See Note 11 to our Financial Statements for additional discussion of this matter.

The year-over-year increase in operating expenses from continuing operations relates primarily to an increase in labor-related costs, primarily as a result of merit wage increases and an increase in staff levels. The increase in staff between periods is to address the growth opportunities we see for our Voice over IP (“VoIP”) products and services and to accommodate the migration of clients to ACP.

•	Income from continuing operations (net of tax) for the third quarter of 2005 was $14.2 million, or $0.30 per diluted share, an increase of 9.0% when compared to $13.0 million, or $0.26 per diluted share, for the same period last year, and a decrease of 3.3% when compared to the second quarter of 2005 income from continuing operations (net of tax) of $14.7 million, or $0.30 per diluted share. Income from continuing operations for the second quarter of 2005 was impacted by the following key items of significance:

•	During the second quarter of 2005, we entered into a contract termination settlement agreement with a former client, and settled our outstanding bankruptcy claims with MCI, formerly WorldCom (collectively, the “Contract Settlements”). After taking into consideration the amounts of our allowance for doubtful accounts and deferred revenues related to these matters, the total benefit of the Contract Settlements included in the second quarter of 2005 income from continuing operations was $3.7 million (pretax impact), or $0.05 per diluted share. Of the total amount of the earnings benefit, $2.3 million was recognized as processing revenues, with the remainder realized primarily as a reduction of bad debt expense and legal fees.

•	Income from continuing operations was reduced by expense of $4.3 million (pretax impact), or $0.05 per diluted share, for the accrual of benefits related to Mr. Hansen’s retirement (as discussed above).

•	Income (loss) from discontinued operations (net of tax), which relates to the GSS Business, was $(0.7) million, or $(0.02) per diluted share, a decrease of 121% when compared to $3.3 million, or $0.06 per diluted share, for the same period last year, and an improvement of 88.6% when compared to the second quarter of 2005 discontinued operations (net of tax) of $(6.2) million, or $(0.13) per diluted share. The improvement in discontinued operations (net of tax) between the second and third quarters of 2005 relates primarily to a decrease in restructuring charges between quarters. Restructuring charges were $6.1 million in the second quarter of 2005, compared to $0.2 million for the third quarter of 2005. The second quarter 2005 restructuring charges related primarily to the abandonment of a facility and the restructuring of our management and sales team in our GSS Business in the Europe, Middle East, and Africa (“EMEA”) region.

•	Net income was $13.5 million, or $0.28 per diluted share, a decrease of 17.3% when compared to $16.3 million, or $0.32 per diluted share, for the same period last year, and an improvement of 58.0% when compared to the second quarter of 2005 net income of $8.5 million, or $0.17 per diluted share. The improvement in net income between the second and third quarters of 2005 relates primarily to an improvement in discontinued operations between quarters, for the reason stated above.

•

The third quarter of 2005 income from continuing operations includes stock-based compensation expense of $3.2 million, depreciation expense of $2.4 million, and amortization of intangible assets of $3.7 million. These non-cash charges totaled $9.3 million (pretax impact), or $0.12 per diluted share. Continuing operations for the third quarter of 2004 included stock-based compensation expense of $2.6 million, depreciation expense of $2.6 million, and amortization of intangible assets of $3.4 million. These non-cash charges totaled $8.6 million (pretax impact), or $0.11 per diluted share.

•	We continue to generate strong cash flows from our operations. As of September 30, 2005, we had cash, cash equivalents and short-term investments of $161.4 million (which excludes $7.4 million included in the GSS Business assets held for sale). Cash, cash equivalents and short-term investments prior to the designation of the GSS Business as discontinued operations totaled $164.9 million as of June 30, 2005 and $157.5 million as of December 31, 2004.

As noted above, cash flows are not segregated between continuing operations and discontinued operations. Cash flows from operations for the third quarter of 2005 were $24.7 million, compared to $24.8 million for the third quarter of 2004, and $43.3 million for the second quarter of 2005. The second quarter 2005 cash flows from operations were higher than our typical quarterly amount due to a domestic client making payment on certain invoices in the second quarter that had been delayed from the first quarter of 2005. The payment of these invoices, along with the benefits from the Contract Settlements mentioned above, contributed approximately $12 million to our cash flows from operations for the second quarter of 2005.

Other key events for continuing operations for the third quarter of 2005 were as follows:

•	Total domestic customer accounts processed on our systems as of September 30, 2005 were 44.7 million, compared to 44.4 million as of June 30, 2005. The annualized revenue per processing unit (“ARPU”) for the third quarter of 2005 was $7.86, compared to $7.36 for the third quarter of 2004, and $8.02 for the second quarter of 2005. The ARPU for the second quarter of 2005 includes $0.21 related to the one-time, non-recurring processing revenues of $2.3 million related to the Contract Settlements mentioned above.

•	The Broadband Division continues to migrate customer accounts processed on our system to the ACP platform. To date, we have successfully migrated approximately 22 million of the customer accounts processed on our system to this new platform, and we expect to migrate a substantial number of additional wireline video customer accounts to this platform by the end of 2006. See the “Business” section of our 2004 10-K for additional discussion of this effort.

•	The Broadband Division has successfully renewed all of its material client relationships scheduled for renewal in 2005.

•	During the third quarter of 2005, we repurchased 0.8 million shares of our common stock for approximately $15 million (weighted-average price of $18.84 per share).

Significant Client Relationships

Our three largest clients (in order of size) are Comcast Corporation (“Comcast”), Echostar Communications (“Echostar”), and Time Warner, Inc. (“Time Warner”).

Comcast. Comcast continues to be our largest client. For the quarters ended September 30, 2005 and 2004, revenues from Comcast represented approximately 22% and 23%, respectively, of our total revenues from continuing operations. We expect that the percentage of our revenues from continuing operations for the remainder of 2005 related to Comcast will represent a percentage comparable to that of the third quarter of 2005, and continue to expect that revenues from Comcast will be in-line with or exceed its contractual minimums. The Comcast Contract has minimum annual financial commitments for 2005 and 2006, and runs through the end of 2008. The Comcast Contract and related amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

Echostar. Echostar is our second largest client. For the quarters ended September 30, 2005 and 2004, revenues from Echostar represented approximately 21% and 20%, respectively, of our total revenues from continuing operations. We expect that the percentage of our revenues from continuing operations for the remainder of 2005 related to Echostar will represent a percentage comparable to that of the third quarter of 2005. Our contract with Echostar expires on March 1, 2006. While we are currently working with Echostar for a further renewal of the contract, there can be no assurance that such contract will be renewed on terms satisfactory to us, or at all. The Echostar Master Subscriber Agreement and related amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

Time Warner. Time Warner is our third largest client. For each of the quarters ended September 30, 2005 and 2004, revenues from Time Warner represented approximately 10% of our total revenues from continuing operations. We expect that the percentage of our revenues from continuing operations for the remainder of 2005 related to Time Warner will represent a percentage comparable to that of the third quarter of 2005. In April 2003, we extended our contract with Time Warner through March 2013.

Adelphia. During the second quarter of 2004, we signed a new five-year customer care and billing services contract with Adelphia. We currently process on our system approximately 50% of Adelphia’s domestic broadband customers. Adelphia has been operating under bankruptcy protection since June 2002. Recently it was publicly announced that Adelphia would sell out of bankruptcy its broadband business jointly to Time Warner and Comcast. The sale of the assets is subject to various Bankruptcy Court and regulatory approvals. If the sale of the assets was to occur, it is unknown at this time as to what, if any, financial impact the sale would have to our business.

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

During the third quarter of 2005, we repurchased 0.8 million shares of our common stock under the Stock Repurchase Program for $15.0 million (weighted-average price of $18.84 per share), all of which were repurchased under the guidelines of the Rule 10b5-1 Plan. Including these shares, the total shares repurchased under the Stock Repurchase Program since its inception in August 1999 is 12.5 million shares, at a total repurchase price of $310.6 million (a weighted-average price of $24.88 per share). As of September 30, 2005, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 2.5 million shares. The Stock Repurchase Program does not have an expiration date. The shares repurchased under Stock Repurchase Program are being held as treasury shares.

Subsequent to September 30, 2005 through November 4, 2005, we have repurchased approximately 272,000 shares under the Stock Repurchase Program at a total purchase price of $6.2 million (a weighted-average price of $22.92 per share).

Stock-Based Compensation Expense

Stock-based compensation expense related to continuing operations is included in the following income statement captions in the accompanying Financial Statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cost of processing and related services	$852	$683	$2,543	$1,965
Cost of software, maintenance and services	246	266	677	806
Research and development	311	298	829	915
Selling, general and administrative	1,824	1,293	6,140	4,807
Discontinued operations	795	963	2,489	2,955

Total stock-based compensation expense	$4,028	$3,503	$12,678	$11,448

Change in Control Provisions in Equity Awards Impacted by the GSS Business Sale

Certain equity awards held by key members of our management team include a change in control provision that will be triggered upon the closing of the sale of the GSS Business as discussed above. When triggered, the change in control provision will result in accelerated vesting for the equity awards impacted, and thus, any deferred stock-based compensation expense related to these equity awards will be recorded as stock-based compensation expense in the period the transaction closes. As of September 30, 2005, there were approximately 219,000 stock options and approximately 391,000 shares of restricted stock which include this change in control provision. The deferred stock-based compensation expense related to these equity awards is $5.7 million as of September 30, 2005, and is expected to be $4.5 million as of December 31, 2005 under normal vesting conditions. The timing and the amount of the expense recognition related to the accelerated vesting is dependent upon the timing of the close of the transaction. A substantial portion of the stock-based compensation expense related to these equity awards is included in continuing operations.

Subsequent Event – Contract Termination Related to ICMS Service Bureau Offering

Background. We currently provide processing services utilizing the ICMS customer care and billing software application under a long-term processing agreement with Fairpoint Communications, Inc. (“FairPoint”), a provider of communication services to rural communities. FairPoint is our only client that receives processing services utilizing the ICMS asset in a service bureau environment. On November 7, 2005, we executed amendments to our long-term processing agreement with FairPoint to effectively terminate the agreement (the amendments are collectively referred to as the “Termination Agreement”). The decision to terminate the agreement with Fairpoint is consistent with the decision to focus on our core competencies in the cable and DBS markets utilizing our Advanced Convergent Platform and related services.

Impact of Termination Agreement. Under the terms of the Termination Agreement:

•	No further operating companies of FairPoint will be converted to our ICMS service bureau environment and FairPoint will transition and convert all of its customers to an alternative solution no later than December 31, 2006, with FairPoint having the option to extend the processing agreement with us on a month-to-month basis for a maximum of six months beyond December 31, 2006.

•	We will forgo the receipt of certain start-up services fees that were contractually due under the processing agreement, but we will continue to be paid for monthly processing services as long as such services are provided.

•	We will pay FairPoint a contract termination fee of $4.0 million, which is expected to be paid in equal installments of $1.0 million on March 15, 2006, June 15, 2006, September 15, 2006 and December 15, 2006.

As a result of the Termination Agreement, we expect to record a charge ranging from $6 million to $7 million in the fourth quarter of 2005 (approximately $0.08 to $0.09 per diluted share), which relates primarily to: (i) a non-cash impairment charge related to long-lived assets associated with the FairPoint processing agreement (principally, a client contract asset); (ii) retention and severance costs for certain of our employees impacted by the Termination Agreement; and (iii) the contract termination fee mentioned above. Going forward, absent the impact of the charges related to the Termination Agreement mentioned above, we expect the completion of our obligations under the FairPoint contract will not have a significant impact to our future results of operations.

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

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the: (i) three months ended September 30, 2005 increased $6.7 million, or 7.5% to $96.8 million, from $90.1 million for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005 increased $22.3 million or 8.3% to $291.8 million, from $269.5 million for the nine months ended September 30, 2004. These increases are discussed in more detail below.

Processing revenues. Processing revenues for the: (i) three months ended September 30, 2005 increased $6.8 million or 8.4% to $87.6 million, from $80.8 million for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005 increased $16.9 million or 7.0% to $259.7 million, from $242.8 million for the nine months ended September 30, 2004. The increases in processing revenues are primarily due to: (i) an increase in the number of customer accounts processed on our systems; (ii) increased usage of ancillary product services; and (iii) one-time, non-recurring revenues of $2.3 million related to the Contract Settlements included in the second quarter of 2005 processing revenues. Additional information related to processing revenues is as follows:

•	Amortization of the client contracts intangible asset (reflected as a reduction of processing revenues) for the: (i) three months ended September 30, 2005 and 2004 was $3.3 million and $3.2 million, respectively; and (ii) nine months ended September 30, 2005 and 2004 was $9.5 million and $8.3 million, respectively, with this increase due primarily to the acceleration of amortization related to the new Comcast Contract effective in March 2004. The Comcast Contract amortization is expected to be approximately $3 million per quarter through the end of the Comcast Contract term of December 31, 2008.

•	Total domestic customer accounts processed on our system as of September 30, 2005 were 44.7 million compared to 44.0 million as of September 30, 2004, a 1.6% increase. Total domestic customer accounts processed on our system as of June 30, 2005 were 44.4 million.

•	The ARPU for the third quarter of 2005 was $7.86, compared to $7.36 for the third quarter of 2004, with the increase primarily attributed to higher revenues related to our clients’ discretionary and variable use of ancillary services. ARPU for the second quarter of 2005 was $8.02 which included a $0.21 impact of the $2.3 million one-time, non-recurring processing revenues related to the Contract Settlements. We expect our ARPU to range from $7.75 to $7.90 for the fourth quarter of 2005, and our total processing revenues to range between $87 million and $88 million in the fourth quarter of 2005.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) three months ended September 30, 2005 remained consistent between periods at $9.2 million, compared to $9.3 million for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005 increased $5.4 million or 20.1% to $32.2 million, compared to $26.8 million for the nine months ended September 30, 2004. The increase in year-to-date software, maintenance and services revenues between periods is due primarily to an increase in software license sales of our workforce automation and call center solutions during the first half of 2005.

Cost of Revenues. See our 2004 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) three months ended September 30, 2005 increased 12.7% to $42.7 million, from $37.9 million for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005 increased 19.3% to $126.9 million, from $106.3 million for the nine months ended September 30, 2004. The increases between periods are primarily due to: (i) an increase in labor-related costs, primarily as a result of merit wage increases and the increase in staff levels to support the growth opportunities of our VoIP products and services and to accommodate the migration of clients to ACP; (ii) an increase in data processing costs, primarily due to growth in the number of customers processed on our systems, and greater processing requirements for ACP functionality; and (iii) an increase in variable costs related to the delivery of ancillary product services (e.g., paper and print costs, etc.), which directly correlate with the increase in revenues related to ancillary product services.

Processing costs as a percentage of related processing revenues were: (i) 48.7% (gross margin of 51.3%) for the three months ended September 30, 2005 compared to 46.9% (gross margin of 53.1%) for the three months ended September 30, 2004; and (ii) 48.9% (gross margin of 51.1%) for the nine months ended September 30, 2005 compared to 43.8% (gross margin of 56.2%) for the nine months ended September 30, 2004. The decreases in the gross margin percentages between periods relate primarily to the increase in costs related to the VoIP and ACP initiatives, as mentioned above, without a commensurate increase in revenues associated with such initiatives. This is the result of the investment we are making in our VoIP products and services, as well as our efforts to migrate our clients to the ACP platform. That is, we do not initially receive any additional revenue from our clients as we migrate them to the ACP platform. In addition, at this time, the incremental revenues from VoIP products and services are not significant.

Cost of Software, Maintenance and Services. The combined cost of software, maintenance and services for the: (i) three months ended September 30, 2005 decreased 24.4% to $7.3 million, from $9.6 million for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005 decreased 17.1% to $22.1 million, from $26.6 million for the nine months ended September 30, 2004. The decreases between periods are primarily due to a reduction in our personnel assigned to software maintenance projects.

The cost of software, maintenance and services as a percentage of related revenues was: (i) 78.6% (gross margin of 21.4%) for the three months ended September 30, 2005 as compared to 103.1% (negative gross margin of 3.1%) for the three months ended September 30, 2004, with the improvement in the gross margin percentage between periods attributed primarily to lower costs between periods, as noted above; and (ii) 68.7% (gross margin of 31.3%) for the nine months ended September 30, 2005 as compared to 99.5% (gross margin of 0.5%) for the nine months ended September 30, 2004, with the increase in the gross margin percentage between periods primarily related to higher software revenues for the first nine months of 2005, combined with the impact of lower costs between periods, as noted above.

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

Gross Margin (Exclusive of Depreciation). The overall gross margin (exclusive of depreciation) for the: (i) three months ended September 30, 2005 was $46.9 million (48.4% gross margin), compared to $42.6 million (47.3% gross margin) for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005 was $142.9 million (49.0% gross margin), compared to $136.6 million (50.7% gross margin) for the nine months ended September 30, 2004. The changes in the overall gross margin and overall gross margin percentages are due to the factors discussed above.

Research and Development (“R&D”) Expense. R&D expense for the: (i) three months ended September 30, 2005 increased 7.4% to $9.0 million, from $8.4 million for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005, increased 4.0% to $24.9 million, from $23.9 million for the nine months ended September 30, 2004. As a percentage of total revenues, R&D expense was: (i) 9.3% for both the three months ended September 30, 2005 and 2004; and (ii) 8.5% for the nine months ended September 30, 2005, compared to 8.9% for the nine months ended September 30, 2004. We did not capitalize any internal software development costs during 2005 and 2004.

During the first nine months of 2005, we focused our development and enhancement efforts for our continuing operations on various R&D projects, consisting principally of enhancements to ACP and related software products, targeted to increase the functionalities and features of the products, including those necessary to service VoIP product offerings. At this time, we expect our future development efforts to continue to focus on similar tasks and we expect to spend a similar percentage of our total revenues on R&D in the future.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) three months ended September 30, 2005, increased 32.4% to $12.2 million, from $9.2 million for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005, increased 39.2% to $43.4 million, from $31.2 million for the nine months ended September 30, 2004. As a percentage of total revenues, SG&A expense was: (i) 12.6% for the three months ended September 30, 2005 as compared to 10.3% for the three months ended September 30, 2004; and (ii) 14.9% for the nine months ended September 30, 2005 as compared to 11.5% for the nine months ended September 30, 2004.

•	The increase in SG&A expense between the three months ended September 30, 2005 and 2004 relates primarily to: (i) an increase in various personnel-related costs (e.g., wages, stock-based compensation, etc.); and (ii) an increase in bad debt expense between periods due to the recognition of negative bad debt expense in the third quarter of 2004 as a result of favorable resolutions of bankruptcy matters for certain of our clients, with no comparable amount for the third quarter of 2005.

•

The increase in SG&A expense between the nine months ended September 30, 2005 and 2004 relates primarily to: (i) the $8.7 million accrual for retirement benefits recorded during 2005 for our former CEO, Mr. Hansen, who retired on June 30, 2005, with no comparable amounts for 2004; and to a much lesser degree (ii) the increase in bad debt expense between periods due to the recognition of $2.2 million of negative bad debt expense in the second quarter of 2004 as a result of the sale of the Adelphia pre-bankruptcy accounts receivable, with no comparable amount for 2005. See Note 11 to the Financial Statements for additional discussion of Mr. Hansen’s retirement benefits. See Note 10 to our audited consolidated financial statements included in our 2004 Form 10-K for additional discussion of the sale of the Adelphia pre-bankruptcy accounts receivable.

Depreciation Expense. Depreciation expense between 2005 and 2004 remained relatively consistent between periods. Depreciation expense for the: (i) three months ended September 30, 2005 was $2.4 million, compared to $2.6 million for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005 was $7.5 million, compared to $8.0 million for the nine months ended September 30, 2004. The capital expenditures during the three and nine months ended September 30, 2005 consisted principally of: (i) computer hardware and related equipment; and (ii) internal infrastructure items. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Operating Income. Operating income for the: (i) three months ended September 30, 2005, was $23.3 million, or 24.0% of total revenues, compared to $22.2 million, or 24.7% of total revenues for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005, was $67.1 million, or 23.0% of total revenues, compared to $72.5 million, or 26.9% of total revenues for the nine months ended September 30, 2004.

•	The increase in operating income between the three months ended September 30, 2005 and 2004 is primarily due to the increase in processing and relates services revenues, offset to a certain degree by an increase in the cost of processing and related services and SG&A expense, as discussed above.

•	The decrease in operating income between the nine months ended September 30, 2005 and 2004 is primarily due to the increases in expenses, principally the cost of processing and related services and SG&A expense (consisting principally of the retirement benefits for Mr. Hansen discussed above), offset to a certain degree by the increases in revenues, as discussed above. The $8.7 million of retirement benefits for Mr. Hansen mentioned above for the nine months ended September 30, 2005 lowered the operating margin percentage by 3.0 percentage points.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of operating income for the: (i) three months ended September 30, 2005 and 2004 were $9.3 million and $8.6 million, respectively; and (ii) nine months ended September 30, 2005 and 2004 were $28.8 million and $26.3 million, respectively, with this increase due primarily to an increase in stock based compensation and the acceleration of amortization related to the Comcast Contract intangible asset effective in March 2004.

Interest Expense. The following are the key changes related to our interest expense between periods:

•	Interest expense for the: (i) three months ended September 30, 2005, decreased 4.3% to $1.9 million, from $2.0 million for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005, decreased 30.8% to $5.8 million, from $8.3 million for the nine months ended September 30, 2004.

•	The weighted-average balance of our long-term debt for the: (i) three months ended September 30, 2005 and 2004 was $230 million; and (ii) nine months ended September 30, 2005 was $230 million, compared to approximately $222 million for the nine months ended September 30, 2004.

•	The weighted-average interest rate on our debt borrowings for the: (i) three months ended September 30, 2005, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 3.1%, compared to 3.0% for the three months ended September 30, 2004; and (ii) nine months ended September 30, 2005, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 3.1%, compared to 4.5% for the nine months ended September 30, 2004. The decrease in the weighted-average interest rate between the year-to-date periods relates to the issuance of our Convertible Debt Securities in June 2004 and the retirement of our then existing bank debt with the proceeds from such issuance. The Convertible Debt Securities have a stated coupon rate of 2.5%, which is substantially less than the interest rates paid on our previous bank debt.

Write-off of Deferred Financing Costs. As a result of the repayment and termination of the 2002 Credit Facility with the proceeds from the issuance of our Convertible Debt Securities in June 2005, we wrote-off unamortized deferred financing costs attributable to the 2002 Credit Facility of $6.6 million (pretax impact) during the second quarter of 2004, which had the effect of reducing our second quarter of 2004 income from continuing operations per diluted share and net income per diluted share by $0.08.

Income Tax Provision for Continuing Operations. Our estimated annual income tax rate was relatively consistent between periods. For the three and nine months ended September 30, 2005, our estimated annual effective income tax rate was 36%, compared to 36.5% for the three and nine months ended September 30, 2004.

Our 36% effective income tax rate for 2005 represents our estimated annual effective income tax rate for 2005, which is based upon various assumptions, with the two primary assumptions related to our estimate of total pretax income, and our ability to generate and utilize various income tax credits. The actual effective income tax rate for 2005 could deviate from this estimate based on our actual experiences with these items, as well as others.

As of September 30, 2005, our $45.9 million of net deferred income tax assets related to continuing operations relate to our domestic operations, and represented approximately 7% of total assets. We continue to believe that sufficient taxable income will be generated to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable domestic operations are supported by the historically strong operating performance of the Broadband Division and our expectations of future profitability.

Discontinued Operations. As a result of the pending sale of the GSS Business discussed above, the GSS Business is now reflected as discontinued operations in our results of operations for the periods ended September 30, 2005 and 2004.

The components of the GSS Business included in discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	$44,615	$43,013	$128,236	$123,551
Operating expenses:
GSS Division and ICMS Business	39,069	38,092	118,917	113,572
Corporate overhead expense	5,346	5,774	17,161	16,473
Restructuring charges	171	(14)	7,009	1,372

Total operating expenses	44,586	43,852	143,087	131,417

Operating income (loss)	29	(839)	(14,851)	(7,866)
Other income (expense), net	1,613	1,711	3,276	1,165

Discontinued operations, before income taxes	1,642	872	(11,575)	(6,701)
Income tax (provision) benefit	(2,345)	2,432	1,570	4,758

Discontinued operations, net of income taxes	$(703)	$3,304	$(10,005)	$(1,943)

Income (loss) from discontinued operations (net of tax) for the three months ended September 30, 2005 decreased 121.3% to $(0.7) million, from $3.3 million for the three months ended September 30, 2004, primarily due to a reduction in the 2004 effective income tax rate as a result of the completion and resolution of certain tax matters in foreign jurisdictions during the third quarter of 2004.

Income (loss) from discontinued operations (net of tax) for the nine months ended September 30, 2005 decreased to $(10.0) million, from $(1.9) million for the nine months ended September 30, 2004, due primarily to the GSS Business incurring $7.0 million of restructuring expenses during 2005 as compared to $1.4 million during 2004.

As required by SFAS No. 144, our long-lived assets related to property and equipment and software are no longer subject to periodic depreciation and amortization once the assets are classified as held for sale. The decision to classify the GSS Business long-lived assets as assets held for sale was made as of September 30, 2005. Therefore, our results of discontinued operations for the GSS Business for the three months and nine months ended September 30, 2005 include a full period of depreciation and amortization related to these long-lived assets. Effective October 1, 2005, these assets will no longer be subject to periodic depreciation or amortization as long as they are classified as assets held for sale. Depreciation and amortization expense related to the long-lived assets of the GSS Business included in discontinued operations for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Depreciation expense	$1,333	$920	$3,696	$2,711
Amortization expense	3,286	3,319	10,352	10,467

Total	$4,619	$4,239	$14,048	$13,178

Liquidity

Cash and Liquidity

As of September 30, 2005, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $161.4 million (which excludes $7.4 million of cash that we are targeting to be transferred as part of the pending sale of the GSS Business), compared to $157.5 million as of December 31, 2004. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. Subsequent to the close of the sale of the GSS Business, all of our cash, cash equivalents, and short-term investment balances will be located in the U.S. As a result, we will have ready access to all of our cash and short-term investment balances.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, we have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of September 30, 2005, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had, after taking into consideration letters of credit to support outstanding business proposals, approximately $98 million of the 2004 Revolving Credit Facility available to us.

Cash Flows Presentation

Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statements of Cash Flows. Therefore, all cash flow information presented below reflects the cash flow results from both continuing and discontinued operations.

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

Our net cash flows from operating activities for the quarters ended for the indicated periods are as follows (in thousands):

	Quarter Totals	Year-to-Date Totals
2004:
March 31 (1)	$31,965	$31,965
June 30 (2)	40,186	72,151
September 30	24,805	96,956
December 31	22,312	119,268
2005:
March 31 (3)	18,865	18,865
June 30 (3)	43,283	62,148
September 30	24,712	86,860

(1)	Cash flows from operating activities for the first quarter of 2004 reflect approximately $10 million of favorable changes in working capital related to the Comcast arbitration.

(2)	Approximately $14 million of the cash flows from operating activities for the second quarter of 2004 can be attributed to the sale of certain Adelphia pre-bankruptcy accounts receivable to a third party and to higher than normal cash collections of accounts receivable within the GSS Division.

(3)	Cash flows from operating activities for the first quarter of 2005 were negatively impacted by approximately $9 million due to a domestic client delaying payment of an invoice until after quarter-end. This amount was subsequently paid in April 2005, which resulted in the payment of four monthly invoices by this client in the second quarter of 2005. The payment of the delayed invoice, along with payments related to the Contract Settlements mentioned above, contributed approximately $12 million to our cash flows from operating activities for the second quarter of 2005.

We believe this table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items, in particular, timely collections of our accounts receivable. We do not expect the sale of the GSS Business to have a significant impact on our cash flow from operations in future periods. Absent any unusual fluctuations in working capital items, we expect our fourth quarter of 2005 cash flows from operating activities to be approximately $24 million.

Key balance sheet items impacting our cash flows from operating activities are as follows.

Billed Trade Accounts Receivable. Management of our billed trade accounts receivable is one of the primary factors in maintaining strong quarterly cash flows from operating activities. Our billed trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, we evaluate our performance in collecting our accounts receivable through our calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period. Our target range for our DBO for continuing operations is 55-65 days.

The gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) balances as of the end of the indicated periods, and our DBOs for the quarters then ended, related to our continuing operations, are reflected in the table below. The financial information related to dates or indicated periods other than as of or for the quarter ended September 30, 2005, have been adjusted to reflect the GSS Business as discontinued operations.

Quarter Ended	Gross	Allowance	Net Billed	DBO
2004:
December 31	95,733	(2,086)	93,647	58
2005:
March 31	97,370	(2,088)	95,282	57
June 30	92,454	(1,551)	90,903	60
September 30	97,428	(1,531)	95,897	60

Arbitration Charge Payable. The decrease in the arbitration charge payable reflected in the Condensed Consolidated Statements of Cash Flows relates to the $119.6 million Comcast arbitration award. We paid approximately $95 million of this amount in the fourth quarter of 2003. During the first quarter of 2004, we paid the remaining approximately $25 million.

Accounts Payable and Accrued Liabilities. The cash flow impact from changes in accounts payable and accrued liabilities changed from a cash use of $9.3 million for the nine months ended September 30, 2004 to a cash source of $3.4 million for the nine months ended September 30, 2005, primarily as a result of the $8.7 million of accrued retirement benefits related to Mr. Hansen’s retirement benefits that were recorded during the first nine months of 2005. Of the $9.6 million total retirement benefits to be paid to Mr. Hansen, $5.6 million will be paid on January 2, 2006, $2.0 million will be paid on July 1, 2006, and $2.0 million will be paid on January 2, 2007.

Cash Flows From Investing Activities

Our investing activities typically consist of purchases/sales of short-term investments, purchases of property and equipment, investments in client contracts intangible assets and business acquisitions.

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible back into cash. During the nine months ended September 30, 2005, we purchased $57.2 million and sold $40.0 million of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the nine months ended September 30, 2005 and 2004 for property and equipment, and investments in client contracts were as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
Property and equipment	$9,356	$5,454
Client contracts	5,508	2,254

Of the property and equipment capital expenditures for the nine months ended September 30, 2005 and 2004, approximately 45% and 30%, respectively, related to our continuing operations. The property and equipment expenditures during the first nine months of 2005 consisted principally of computer hardware and related equipment, and facilities and internal infrastructure items.

All of the investments in client contracts for the nine months ended September 30, 2005 and 2004 related to our continuing operations. These investments relate primarily to costs incurred for conversion/set-up services related to long-term processing arrangements. As of September 30, 2005, we did not have any material commitments for capital expenditures or for investments in client contracts intangible assets.

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

Repurchase of Common Stock. As of September 30, 2005, a summary of the shares repurchased under our Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2005	2004	2003	2002	1999- 2001	Total
Shares repurchased	3,162	2,983	—	1,573	4,766	12,484
Total amount paid	$57,969	$52,897	—	$18,920	$180,790	$310,576
Weighted-average price per share	$18.33	$17.73	—	$12.02	$37.94	$24.88

At September 30, 2005, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 2.5 million shares.

As mentioned above, subsequent to September 30, 2005 through November 4, 2005, we have repurchased approximately 272,000 shares under our Stock Repurchase Program at a total purchase price of $6.2 million (a weighted-average price of $22.92 per share).

In addition to the above mentioned stock repurchases and outside of our Stock Repurchase Program, during the nine months ended September 30, 2005 and 2004, we repurchased from certain of our employees and then cancelled approximately 175,000 shares and 41,000 shares of our common stock for $3.3 million and $0.6 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

As discussed in greater detail above, we continue to make investments in client contracts, capital equipment, facilities, and research and development, and within certain parameters, will continue to make stock repurchases under our Stock Repurchase Program. In addition, as part of our growth strategy, we are continually evaluating potential business and asset acquisitions. As of September 30, 2005, we had no significant capital commitments. See Note 4 to our Financial Statements for additional discussion of our Stock Repurchase Program and the Rule 10b5-1 Plan we established in April 2005 and the financial commitments we have made under the Rule 10b5-1 Plan going forward.

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

As of September 30, 2005, we had made no borrowings under our $100 million 2004 Revolving Credit Facility. Refer to Note 7 to our audited consolidated financial statements in our 2004 10-K for more information regarding the interest rates for borrowings under the 2004 Revolving Credit Facility. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of September 30, 2005, the commitment fee rate was 37.5 basis points per annum. As of September 30, 2005, after taking into consideration letters of credit to support outstanding business proposals, approximately $98 million of the 2004 Revolving Credit Facility was available to us.

As of September 30, 2005, we had approximately $161 million of cash and short-term investments available to fund our operations (which excludes $7.4 million of cash that we are targeting to be transferred as part of the sale of the GSS Business). We believe that our current cash and short-term investments balance, together with cash expected to be generated from future operating activities and the amount available under the 2004 Revolving Credit Facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

When the sale of the GSS Business is closed, we expect the after tax proceeds from the sale will total approximately $220 million. The Company is currently evaluating its options as to the use of the proceeds from this transaction. Potential uses being considered include: (i) increased levels of stock repurchases; (ii) investments in market-share expansion; (iii) acquisitions; (iv) continued investment in product R&D; and (v) general corporate purposes.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income from continuing operations before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the nine months ended September 30, 2005, was 8.43:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

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

We have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of September 30, 2005, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of September 30, 2005 were $120.0 million (which excludes $7.4 million of cash that we are targeting to be transferred as part of the sale of the GSS Business). Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2005 were $41.4 million. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our cash equivalents and short-term investments in the U.S. is done by the money management branch of one of the largest financial institutions in the U.S. This financial institution manages our cash equivalents and short-term investments based upon strict and formal investment guidelines established by us. Under these guidelines, short-term investments are limited to highly liquid, short-term government and corporate securities that have a credit rating of A-1 / P-1 or better.

We do not utilize any derivative financial instruments for purposes of managing our market risks related to interest rate risk.

Foreign Exchange Rate Risk

Our approximate percentage of total revenues (includes continuing operations and discontinued operations) generated outside the U.S. for the years ended December 31, 2004 and 2003 was 26% and 32%, respectively. Our approximate percentage of total revenues (including continuing and discontinued operations) generated outside the U.S. for the nine months ended September 30, 2005 and 2004 were 24% and 27%, respectively. After the closing of the transaction to sell the GSS Business (see Note 2 to our Financial Statements), all of our revenues from continuing operations are expected to be generated from North America, primarily from the U.S. As a result, we will no longer be exposed to significant foreign exchange rate risk.

Until the Company closes on the transaction to sell the GSS Business, we are exposed to the impact of the changes in foreign currency exchange rates due to the global markets the GSS Business serves. For the year ended December 31, 2004, approximately 62% and 22%, respectively, of the GSS Business revenues were denominated in U.S. dollars and Euros. For the nine months ended September 30, 2005, approximately 61% and 20%, respectively, of the GSS Business revenues were denominated in U.S. dollars and Euros. Since a significant amount of our revenues are contracted for in U.S. dollars, a decline in the value of local foreign currencies against the U.S. dollar will result in our products and services being more expensive to a potential foreign buyer, and in those instances where our goods and services have already been sold, could result in the accounts receivable being more difficult to collect. We do at times enter into revenue contracts that are denominated in the currency of the individual country (e.g., United Kingdom, Brazil, and Japan) or the European Union (“EU”) where we have substantive operations. This practice serves as a natural hedge to finance the expenses incurred in those locations. A hypothetical adverse change of 10% in the September 30, 2005 exchange rates would not have a material impact upon our results of operations.

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

The following table presents information with respect to purchases of company common stock we made during the three months ended September 30, 2005 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
July 1 – July 31	339,198	$17.69	339,198	2,972,714
August 1 – August 31	322,810	19.35	310,400	2,662,314
September 1 – September 30	146,500	20.47	146,500	2,515,814

Total	808,508	$18.86	796,098

[1]	In August 1999, our Board of Directors approved a stock repurchase program which authorized us to purchase up to a total of five million shares of our common stock from time-to-time as business conditions warrant. In September 2001, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of ten million shares. Effective June 2, 2004, our Board of Directors amended the program to authorize us to purchase an additional five million shares, for a total of 15 million shares. The stock repurchase program does not have an expiration date.

[2]	The total number of shares purchased that are not part of the stock repurchase program represents shares purchased and cancelled in connection with minimum tax withholdings for employees as the result of the vesting of restricted stock under our stock-based compensation plans.

Item 3.	None

Item 4.	None

Item 5.	None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005

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