Form 10-K
period 2005-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2006-03-14
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $0.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2005 was $795,052,138.

Shares of common stock outstanding at March 6, 2006: 48,110,378.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed on or prior to April 30, 2006, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2005 FORM 10-K

Item 1.	Business

Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from First Data Corporation (“FDC”) in November 1994. CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until this acquisition.

We are a leading provider of outsourced billing, customer care and print and mail solutions and services supporting the North American converged broadband and direct broadcast satellite (“DBS”) markets. Our solutions support some of the world’s largest and most innovative providers of bundled multi-channel video, internet, and IP-based services. Our unique combination of solutions, services and expertise ensure that cable and satellite operators can continue to rapidly launch new service offerings, improve operational efficiencies and deliver a high-quality customer experience in a competitive and ever-changing marketplace.

Our principal executive offices are located at 7887 East Belleview, Suite 1000, Englewood, Colorado 80111, and the telephone number at that address is (303) 796-2850. Our common stock is listed on the Nasdaq National Market under the symbol “CSGS”. We are a S&P Midcap 400 company.

General Development of Business

Comcast Business Relationship. In September 1997, we entered into a 15-year exclusive contract (the “Master Subscriber Agreement”) with Tele-Communications, Inc. (“TCI”) to consolidate all TCI customers onto our customer care and billing system. At the same time, we acquired a non-operational billing system from TCI for $105 million. This transaction allowed our company to substantially increase the number of customers processed on our systems, and at the time, was one of the catalysts to the growth of our domestic broadband business.

In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”), and we continued to service the merged operations under the terms of the Master Subscriber Agreement. On November 18, 2002, Comcast Corporation (“Comcast”) completed its merger with AT&T, and assumed the Master Subscriber Agreement. Comcast is our largest client, making up approximately 22% of our total revenues from continuing operations in 2005.

During 2002 and 2003, we were involved in various legal proceedings with Comcast, consisting principally of arbitration proceedings related to the Master Subscriber Agreement. In October 2003, we received an unfavorable ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by us to Comcast. The award was based on the arbitrator’s determination that we had violated the most favored nations (“MFN”) clause of the Master Subscriber Agreement. We recorded the full impact from the arbitration ruling in the third quarter of 2003 as a charge to revenues. In addition, the arbitration ruling also required that we invoice Comcast for lower fees under the MFN clause of the Master Subscriber Agreement beginning in October 2003. This had the effect of reducing quarterly revenues from Comcast by approximately $13-14 million ($52-56 million annually), when compared to amounts prior to the arbitration ruling. In March 2004, we signed a new contract with Comcast (the “Comcast Contract”). The Comcast Contract superseded the former Master Subscriber Agreement that was set to expire at the end of 2012. Under the new agreement, we expect to continue to support Comcast’s video and high-speed Internet customers at least through December 31, 2008. The pricing inherent in the Comcast Contract was consistent with that of the arbitration ruling in October 2003. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for additional discussion of our business relationship with Comcast.

Purchase and Sale of the GSS Business. In February 2002, we acquired the billing and customer care assets of Lucent Technologies (“Lucent”). Lucent’s billing and customer care business consisted primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; and (iii) elements of Lucent’s client support, product support, and sales and marketing organizations (collectively, the “Kenan Business”). This acquisition allowed us to expand our customer care and billing product and service offerings into international markets. On December 9, 2005, we sold our Global Software Services (“GSS”) business (“GSS Business”), which consisted principally of the acquired Kenan Business, to Comverse, Inc., a division of

Comverse Technology, Inc. (“Comverse”). As a result of our sale of the GSS Business, we no longer provide customer care and billing products or services outside of North America. The decision to sell the GSS Business is consistent with our decision to intensify our focus on our core competencies in the cable and DBS markets utilizing our Advanced Convergent Platform (“ACP”) product and related services. See Note 2 to our Consolidated Financial Statements and MD&A for additional discussion of the sale of the GSS Business.

Financial Information About Our Company and Segments

In addition to the sale of the GSS Business noted above, we also sold our plaNet Consulting business to a group of private investors led by the plaNet management team on December 30, 2005. As a result, the results of operations for the GSS and plaNet businesses have been reflected as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations, and the December 31, 2004 Consolidated Balance Sheet has been restated to reflect the December 31, 2004 balance sheet components of the sold GSS and plaNet business as assets and liabilities related to discontinued operations. Our Broadband Services (“Broadband”) Division represents our continuing operations and is our only reportable segment. The remainder of the “Business” section of this Form 10-K is focused on our continuing operations. See Notes 2 and 5 to our Consolidated Financial Statements and MD&A for additional discussion of our reporting of discontinued operations, and the impact these sales had on our reporting of segment and related information.

Industry Overview

Background. We provide customer care and billing services primarily to the North American converged broadband and DBS markets. Customer care and billing systems coordinate many aspects of the customer’s interaction with a service provider, from the initial set-up and activation of customer accounts, to the support of various service activities, through the monitoring of customer invoicing and accounts receivable management, and the presentment of customer invoices. These systems enable service providers to manage the lifecycle of their customer interactions.

Market Conditions of Communications Industry. The communications industry has experienced significant consolidation and increased competition from non-traditional communications providers. The consolidation that has occurred has resulted in a fewer number of service providers, who have massive scale and can deliver a total communications package and experience to customers. Plant upgrades and network rationalizations have, for the most part, been completed, allowing service providers to focus their attention on new revenue and growth opportunities. In addition, new competitors, new technologies and unique partnerships are forcing service providers to be more creative in their approaches for rolling out new products and services and enhancing their customers’ experiences. These factors, in combination with the improving financial condition of service providers, are resulting in a slightly more positive outlook for the demand for scalable, flexible and cost efficient customer care and billing solutions. This outlook is tempered by the fact that consolidation has led to increased pricing pressure for those companies serving Tier 1 service providers.

Business Strategy

Our business strategy is designed to achieve revenue and profit growth. The key elements of the strategy include:

Expand Core Processing Business. We will continue to leverage our investment and expertise in high-volume transaction processing to expand our processing business. Our processing business provides highly predictable, recurring revenues through multi-year contracts with a client base that includes leading communications service providers. We increased the number of customers processed on our systems from 18 million as of December 31, 1995 to 45.2 million as of December 31, 2005. We provide a full suite of customer care and billing products and services that combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

Increase the Penetration of Ancillary Products/Services. We provide a complete suite of customer care and billing products and services that enable and automate various activities for service providers, ranging from the call center, to the field technicians, to the end consumer. As our clients’ businesses consolidate and become much more complex, we have seen an increase in the use of ancillary products and services, which is one of the primary reasons we experienced an increase in our annual revenue per processing unit (“ARPU”) from $7.46 in 2004 to $7.81 in 2005.

Evolve Our Products and Services to Meet the Changing Needs of Our Clients. In 1995, we offered customer care and billing solutions to providers of analog cable video. Since then, our solution has evolved and expanded to satellite, digital, high-speed data and digital voice. Our clients continue to look to add more services to their product bundle, including advanced IP and wireless services. Our continued investment in our solution set is designed to enable our clients to grow their product offerings, and thereby, grow our revenues.

Enhance Growth Through Focused Acquisitions. We follow a disciplined approach in acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts, provide complementary products and services, increase market share, or provide access to new markets and clients.

Continue Technology Leadership. We believe that our technology in customer care and billing solutions gives communications service providers a competitive advantage. Our continuing investment in research and development (“R&D”) is designed to position us to meet the growing and evolving needs of existing and potential clients. Since 2001, we have invested approximately $160 million into R&D.

Narrative Description of Business

General Description. Our continuing operations consist of our processing operations and related software products. We generate a substantial percentage of our revenues by providing outsourced customer care and billing services to the United States (“U.S.”) and Canadian cable television and satellite industries. Our full suite of processing, software, and professional services allows clients to automate their customer care and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing of invoices, management reporting, electronic presentment and payment of invoices, and deployment and management of the client’s field technicians.

Clients. We work with the leading cable and satellite providers located in the U.S. and Canada. A partial list of those service providers is included below:

Adelphia Communications Corporation (“Adelphia”)	EchoStar Communications Corporation (“EchoStar”)
Charter Communications (“Charter”)	Mediacom Communications
Comcast Corporation (“Comcast”)	Time Warner Inc. (“Time Warner”)
Cox Communications

As noted above, the North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Today, the top seven service providers in the video industry serve over 80% of the consumers. Consistent with this market concentration, a large percentage of our revenues from continuing operations are generated from a limited number of clients, with over 70% of our revenues from continuing operations being generated from our five largest clients, which are Comcast, EchoStar, Time Warner, Charter, and Adelphia. Revenues from these clients represented the following percentages of our total revenues from continuing operations for 2005 and 2004:

	Year Ended December 31,
	2005	2004
Comcast	22%	24%
EchoStar	21%	21%
Time Warner	10%	10%
Charter	10%	9%
Adelphia	9%	9%

CCS Architectural Upgrade and Migration. During 2004, we completed our significant architectural upgrade to our primary product, CCS, and related services and software products. This enhancement to CCS, called ACP, has enhanced our ability to support convergent broadband services including cross-service bundling, convergent order entry and advanced service provisioning capabilities for video, high-speed data and Voice over Internet Protocol (“VoIP”). This advanced convergent solution for broadband service providers will facilitate our clients’ offering of combinations of video, voice and data services. The ACP project was initiated in 2002 and is the Broadband Division’s next generation product offering. To date, approximately two-thirds of the cable customer accounts processed on our systems have successfully migrated to our ACP solution.

Products and Services. Our primary product offerings include our core service bureau processing product, ACP, and related services and software products. A background in high-volume transaction processing, complemented with world-class applications software, allows us to offer one of the most comprehensive, pre-integrated products and services solutions to the communications market, serving video, data and voice providers and handling many aspects of the customer lifecycle. We believe this pre-integrated approach has allowed communications service providers to get to market quickly as well as reduce the total cost of ownership for their solution.

We license our software products (e.g., ACSR, Workforce Express, etc.) and provide our professional services principally to our existing base of processing clients to enhance the core functionality of our service bureau processing application, increase the efficiency and productivity of the clients’ operations, and allow clients to effectively roll out new products and services to new and existing markets, such as high-speed data/ISP, IP markets, and residential telephony.

Historically, a substantial percentage of our total revenues from continuing operations have been generated from ACP processing services and related software products. These products and services are expected to provide a substantial percentage of our total revenues in the foreseeable future as well.

FDC Data Processing Facility. We outsource to FDC the data processing and related computer services required for the operation of our processing services. Our ACP proprietary software is run in FDC’s facility to obtain the necessary mainframe computer capacity and other computer support services without making the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the FDC facility through a combination of private and commercially-provided networks. Our service agreement with FDC expires June 30, 2010, and is cancelable only for cause, as defined in the agreement. We believe we could obtain mainframe data processing services from alternative sources, if necessary. We have a business continuity plan as part of our agreement with FDC should the FDC data processing center suffer an extended business interruption or outage. This plan is tested on an annual basis.

Client and Product Support. Our clients typically rely on us for ongoing support and training needs related to our products. We have a multi-level support environment for our clients. The company has strategic business units (“SBUs”) to support the business, operational, and functional requirements of each client. These dedicated account management teams help clients resolve strategic and business issues and are supported by the Product Support Center, which operates 24 hours a day, seven days a week. Clients call an 800 number, and through an automated voice response unit, have their calls directed to the specific product support personnel where their questions are answered. We have a full-time training staff and conduct ongoing training sessions both in the field and at our training facilities.

Sales and Marketing. We organize our sales efforts within our SBUs, with senior level account managers who are responsible for new revenues and renewal of existing contracts within a client account. The SBUs are supported by sales support personnel who are experienced in the various products and services that we provide.

Competition. The market for customer care and billing products and services in the converging communications industry in North America is highly competitive. We compete with both independent outsourced providers and in-house developers of customer management systems. We believe that our most significant competitors are Amdocs, Convergys Corporation, and in-house systems. Some of our actual and potential competitors have substantially greater financial, marketing and technological resources than us.

We believe service providers in our industry use the following criteria when selecting a vendor to provide customer care and billing products and services: (i) functionality, scalability, flexibility and architecture of the billing system; (ii) the breadth and depth of pre-integrated product solutions: (iii) product quality, client service and support; (iv) quality of R&D efforts; and (v) price. We believe that our products and services allow us to compete effectively in these areas.

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

We continually assess whether there is any risk to our intellectual property rights. Should these risks be improperly assessed, or if for any reason should our right to develop, produce and distribute our products be successfully challenged or be significantly curtailed, it could have a material impact on our financial condition and results of operations.

Research and Development

Our product development efforts are focused on developing new products and improving our existing products. We believe that the timely development of new applications and enhancements to existing applications is essential to maintaining our competitive position in the marketplace. Our most recent development efforts have been focused primarily on enhancements to ACP and related software products, targeted to increase the functionalities and features of the products, including those necessary to service VoIP and advanced Internet Protocol (“IP”) offerings.

Our total R&D expenses were $33.9 million and $31.9 million for the years ended December 31, 2005 and 2004, or approximately 9% of total revenues from continuing operations in each year. Over the last five years, we have invested approximately 8% of our total revenues from continuing operations into R&D. We expect to spend a larger percentage of our total revenues on R&D in the future. We expect this investment will be focused on ACP and related products and services.

There are certain inherent risks associated with significant technological innovations. Some of such risks are described in this report in our Risk Factors section below.

Employees

As of December 31, 2005, we had a total of 1,540 employees, a decrease of 1,009 from December 31, 2004. The decrease between years relates primarily to the divestiture of the GSS Business. Total employees related to continuing operations as of December 31, 2004 were 1,541. Our success is dependent upon our ability to attract and retain qualified employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.csgsystems.com. Additionally, these reports are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or on the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Code of Business Conduct and Ethics

A copy of our Code of Business Conduct and Ethics (the “Code of Conduct”) is maintained on our website. Any future amendment to the Code of Conduct, or any future waiver of a provision of our Code of Conduct, will be timely posted to our website upon their occurrence. Historically, we have had minimal changes to our Code of Conduct, and have had no waivers of a provision of our Code of Conduct.

Item 1A.	Risk Factors

We or our representatives from time-to-time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation, any such statements made or to be made in MD&A contained in our various SEC filings or orally in conferences or teleconferences. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995.

Accordingly, the forward-looking statements are qualified in their entirety by reference to and are accompanied by the following meaningful cautionary statements identifying certain important risk factors that could cause actual results to differ materially from those in such forward-looking statements. This list of risk factors is likely not exhaustive. We operate in a rapidly changing and evolving business involving the converging communications industry (e.g., cable television, DBS, wireline and wireless telephony, Internet and high speed data, etc.), and new risk factors will likely emerge. Management cannot predict all of the important risk factors, nor can it assess the impact, if any, of such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those in any forward-looking statements. Accordingly, there can be no assurance that forward-looking statements will be accurate indicators of future actual results, and it is likely that actual results will differ from results projected in forward-looking statements and that such differences may be material.

We Derive a Significant Portion of Our Revenues From a Limited Number of Clients, and the Loss of the Business of a Significant Client Would Materially Adversely Affect Our Financial Condition and Results of Operations. The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Today, the top seven providers in the video industry serve over 80% of the consumers. Consistent with this market concentration, a large percentage of our revenues from continuing operations are generated from a limited number of clients, with over 70% of our revenues from continuing operations being generated from our five largest clients, which are (in order of size) Comcast, EchoStar, Time Warner, Charter, and Adelphia. See MD&A for a brief summary of our business relationship with each of these clients.

There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew its contract with us, in whole or in part for any reason; (ii) significantly reduce the number of customer accounts processed on our systems; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of intangible assets).

Our industry is highly competitive, and the possibility that a major client may move all or a portion of its customers to a competitor has increased. While our clients may incur some costs in switching to our competitors, they may do so for a variety of reasons, including if we do not maintain favorable relationships, do not provide satisfactory services and products, or for reasons associated with price.

A Reduction in Demand for Our Key Customer Care and Billing Products and Services Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations. Historically, a substantial percentage of our total revenues from continuing operations have been generated from our core service bureau processing product, ACP (formerly CCS/BP), and related services. These products and services are expected to provide a large percentage of our total revenues from continuing operations in the foreseeable future. Any significant reduction in demand for ACP and related services could have a material adverse effect on our financial condition and results of operations, including possible impairments to intangible assets.

We May Not Be Able to Respond to the Rapid Technological Changes in Our Industry. The market for customer care and billing systems is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon the continued market acceptance of our products, especially ACP, and our ability to continuously adapt, modify, maintain, and operate our products to address the increasingly complex and evolving needs of our clients, without sacrificing the reliability or quality of the products. In addition, the market is demanding that our products have greater architectural flexibility and are more easily integrated with other computer systems, and that we are able to meet the demands for technological advancements to our products and services at a greater pace. Attempts to meet these demands subjects our R&D efforts to greater risks.

As a result, substantial R&D will be required to maintain the competitiveness of our products and services in the market. Technical problems may arise in developing, maintaining and operating our products and services as the complexities are increased. Development projects can be lengthy and costly, and are subject to changing requirements, programming difficulties, a shortage of qualified personnel, and unforeseen factors which can result in delays. In addition, we may be responsible for the implementation of new products and/or the migration of clients to new products, and depending upon the specific product, we may also be responsible for operations of the product.

There is an inherent risk in the successful development, implementation, migration, and operations of our products and services as the technological complexities, and the pace at which we must deliver these products and services to market, continue to increase. There can be no assurance:

•	of continued market acceptance of our products and services;

•	that we will be successful in the development of product enhancements or new products that respond to technological advances or changing client needs at the pace the market demands; or

•	that we will be successful in supporting the implementation, migration and/or operations of product enhancements or new products.

Our Business is Dependent on the U.S. Cable Television and Satellite Industries. We generate substantially all of our revenues from continuing operations by providing products and services to the U.S. and Canadian cable television and satellite industries. A decrease in the number of customers served by our clients, loss of business due to non-renewal of client contracts, industry and client consolidations, an adverse change in the economic condition of these industries, movement of customers from our systems to another vendor’s system as a result of regionalization strategies by our clients, and/or changing consumer demand for services could have a material adverse effect on our results of operations. There can be no assurance that new entrants into the video market will become our clients. Also, there can be no assurance that video providers will be successful in expanding into other segments of the converging communications industry. Even if major forays into new markets are successful, we may be unable to meet the special billing and customer care needs of that market.

The Consolidation of the Communications Industry May Have a Material Adverse Effect on Our Results of Operations. The communications industry is undergoing significant ownership changes at an accelerated pace. One facet of these changes is that communications service providers are consolidating, decreasing the potential number of buyers for our products and services. Such client consolidations carry with them the inherent risk that the consolidators may choose to move their purchased customers to a competitor’s system. Should this consolidation result in a concentration of customer accounts being owned by companies with whom we do not have a relationship, or with whom competitors are entrenched, it could negatively affect our ability to maintain or expand our market share, thereby having a material adverse effect to our results of operations. In addition, providers may choose to use their size and scale to exercise more severe pressure on pricing negotiations.

In addition, it is widely anticipated that communication service providers will continue their aggressive pursuit of providing convergent services. Traditional wireline and wireless telephone providers have announced plans to penetrate the residential video market, a market dominated by our clients. Should these traditional telephone providers be successful in their video strategy, it could threaten our market share and processing revenues in this area, as generally speaking, these companies do not currently use our products and services.

We Face Significant Competition in Our Industry. The market for our products and services is highly competitive. We directly compete with both independent providers of products and services and in-house systems developed by existing and potential clients. In addition, some independent providers are entering into strategic alliances with other independent providers, resulting in either new competitors, or competitors with greater resources. Many of our current and potential competitors have significantly greater financial, marketing, technical, and other competitive resources than our company, many with significant and well-established domestic and international operations. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors.

Client Bankruptcies Could Adversely Affect Our Business, and Any Accounting Reserves We Have Established May Not Be Sufficient. Certain of our clients have filed for bankruptcy protection. Companies involved in bankruptcy proceedings pose greater financial risks to us, consisting principally of possible claims of preferential payments for certain amounts paid to us prior to the bankruptcy filing date, as well as increased collectibility risk for accounts receivable, particularly those accounts receivable that relate to periods prior to the bankruptcy filing date. We consider such risks in assessing our revenue recognition and the collectibility of accounts receivable related to our clients that have filed for bankruptcy protection, and for those clients that are seriously threatened with a possible bankruptcy filing. We establish accounting reserves for our estimated exposure on these items. However, there can be no assurance that our accounting reserves related to these items will be adequate. Should any of the factors considered in determining the adequacy of the overall reserves change adversely, an adjustment to the accounting reserves may be necessary. Because of the potential significance of these items, such an adjustment could be material.

We May Incur Additional Material Restructuring Charges in the Future. Since the third quarter of 2002, we have recorded restructuring charges related to involuntary employee terminations, various facility abandonments, and various other restructuring activities. The accounting for facility abandonments requires significant judgments in determining the restructuring charges, primarily related to the assumptions regarding the timing and the amount of any potential sublease arrangements for the abandoned facilities, and the discount rates used to determine the present value of the liabilities. We continually evaluate our assumptions, and adjust the related facility abandonment reserves based on the revised assumptions at that time. Moreover, we continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce and operating facilities. As a result, there is a reasonable likelihood that we may incur additional material restructuring charges in the future.

Failure to Attract and Retain Our Key Management and Other Highly Skilled Personnel Could Have a Material Adverse Effect on Our Business. Our future success depends in large part on the continued service of our key management, sales, product development, and operational personnel. We believe that our future success also depends on our ability to attract and retain highly skilled technical, managerial, operational, and marketing personnel, including, in particular, personnel in the areas of R&D and technical support. Competition for qualified personnel at times can be intense, particularly in the areas of R&D, conversions, software implementations, and technical support, especially now that market conditions are improving and the demand for such talent is increasing. In addition, our restructuring activities adversely impact our workforce as a result of involuntary terminations of employees and may adversely impact our ability to retain key personnel and recruit new employees when there is a need. For these reasons, we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new product delivery objectives.

We May Not Be Successful in the Integration of Our Acquisitions. As part of our growth strategy, we seek to acquire assets, technology, and businesses which would provide the technology and technical personnel to expedite our product development efforts, provide complementary products or services, or provide access to new markets and clients.

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; and (iv) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve revenue targets; (b) the inability to manage and/or reduce operating costs; (c) the inability to achieve certain operating synergies; (d) costs incurred to integrate, support, and expand the acquired businesses; (e) charges related to purchased in-process R&D projects; (f) costs incurred to exit current or acquired contracts or activities; (g) costs incurred to manage the size of the combined existing and acquired workforce, due to certain redundancies or inefficiencies; (h) costs incurred to service any acquisition debt; and (i) the amortization or impairment of intangible assets.

Due to the multiple risks and difficulties associated with any acquisition, there can be no assurance that we will be successful in achieving our expected strategic and operating goals for any such acquisition.

Failure to Protect Our Proprietary Intellectual Property Rights Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations. We rely on a combination of trade secret and copyright laws, nondisclosure agreements, and other contractual and technical measures to protect our proprietary rights in our products. We also hold a limited number of patents on some of our newer products, but do not rely upon patents as a primary means of protecting our rights in our intellectual property. There can be no assurance that these provisions will be adequate to protect our proprietary rights. Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us or our clients.

We continually assess whether there is any risk to our intellectual property rights. Should these risks be improperly assessed or if for any reason should our right to develop, produce and distribute our products be successfully challenged or be significantly curtailed, it could have a material adverse effect on our financial condition and results of operations.

The Delivery of Our Products and Services is Dependent on a Variety of Mainframe and Distributed System Computing Environments and Communications Networks, Which May Not Be Available or May Be Subject to Security Attacks. The delivery of our products and services is dependent on a variety of mainframe and distributed system computing environments, which we will collectively refer to herein as “systems.” We provide such computing environments through both out-sourced arrangements, such as our data processing arrangement with First Data Corporation, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our systems through a variety of public and private communications networks, which we will collectively refer to herein as “networks,” and are highly dependent upon the continued availability and uncompromised security of our networks and systems to conduct their business operations. Our networks and systems are subject to the risk of failure as a result of human and machine error, acts of nature and intentional, unauthorized attacks from computer “hackers.” Security attacks on distributed systems throughout the industry are more prevalent than on mainframe systems due to the open nature of those computer systems. In addition, we continue to expand our use of the Internet with our product offerings thereby permitting, for example, our clients’ customers to use the Internet to review account balances, order services or execute similar account management functions. Opening up our networks and systems to permit access via the Internet increases their vulnerability to unauthorized access and corruption, as well as increasing the dependency of the systems’ reliability on the availability and performance of the Internet’s infrastructure. As a means to mitigate certain risks in this area of our business, we have implemented a business continuity plan, and test certain aspects of this plan on a periodic basis. In addition, we have implemented a security program utilizing ISO 17799 as a guideline, and periodically undergo a security review of our systems by independent parties, and have implemented a plan intended to mitigate the risk of an unauthorized access to the networks and systems, including network firewalls, procedural controls, intrusion detection systems and antivirus applications.

The method, manner, cause and timing of an extended interruption or outage in our networks or systems are impossible to predict. As a result, there can be no assurances that our networks and systems will not fail, or that our business continuity plans will adequately mitigate any damages incurred as a consequence. Should our networks or systems experience an extended interruption or outage, have their security compromised or data lost or corrupted, it would impede our ability to meet product and service delivery obligations, and likely have an immediate impact to the business operations of our clients. This would most likely result in an immediate loss to us of revenue or increase in expense, as well as damaging our reputation. Any of these events could have both an immediate, negative impact upon our financial condition and our short-term revenue and profit expectations, as well as our long-term ability to attract and retain new clients.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2005, we were operating from six leased sites in the U.S., representing approximately 526,000 square feet under lease. This amount excludes approximately 36,000 square feet of leased space that we have abandoned.

We lease office facilities totaling approximately 149,000 square feet in Denver, Colorado and surrounding communities. We utilize these office facilities primarily for: (i) corporate headquarters; (ii) sales and marketing activities; (iii) product and operations support; and (iv) R&D activities. The leases for these office facilities expire in the years 2008 through 2015.

We lease office facilities, totaling approximately 201,000 square feet in Omaha, Nebraska. We utilize these facilities primarily for (i) client services, training and product support; (ii) systems and programming activities; (iii) R&D activities; and (iv) general and administrative functions. The leases for these facilities expire in the years 2009 through 2012.

We lease statement production and mailing facilities totaling approximately 176,000 square feet in Omaha, Nebraska and Wakulla County, Florida. The leases for these facilities expire in the years 2011 and 2013, respectively.

Item 3.	Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In the opinion of our management, we are not presently a party to any material pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

As of December 31, 2005, our executive officers were Edward C. Nafus (Chief Executive Officer and President), Peter E. Kalan (Executive Vice President and Chief Financial Officer) and Robert M. (“Mike”) Scott (Executive Vice President). We have employment agreements with each of the executive officers.

Edward C. Nafus

Chief Executive Officer and President

Mr. Nafus, 65, joined CSG in August 1998 as Executive Vice President and was named the President of our Broadband Division in January 2002. In March 2005, he was added to our Board of Directors. Effective April 1, 2005, Mr. Nafus assumed the position of Chief Executive Officer and President of CSG. From 1978 to 1998, Mr. Nafus held numerous management positions within FDC. From 1992 to 1998, he served as Executive Vice President of FDC; from 1989 to 1992, he served as President of First Data International; and Executive Vice President of First Data Resources from 1984 to 1989. From 1971 to 1978, Mr. Nafus worked in sales management, training and sales for Xerox Corporation. From 1966 to 1971, Mr. Nafus was a pilot and division officer in the United States Navy. Mr. Nafus holds a BS degree in Secondary Education from Jamestown College.

Peter E. Kalan

Executive Vice President and Chief Financial Officer

Mr. Kalan, 46, joined CSG in January 1997 and was named Chief Financial Officer in October 2000. Prior to joining our company, he was Chief Financial Officer at Bank One, Chicago, and he also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a BA degree in Business Administration from the University of Texas at Arlington.

Robert M. Scott

Executive Vice President

Mr. Scott, 55, joined CSG in September of 1999 as Vice President of the Broadband Division and served as Senior Vice President of that division from 2001 to 2004. In December 2004, Mr. Scott was named Executive Vice President of our company, and in March 2005, he was made the head of our Broadband Division. Prior to joining CSG, Mr. Scott served for 21 years in a variety of management positions, both domestically and internationally, with FDC. Mr. Scott holds a BA degree in Social Studies from Florida Atlantic University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq National Market (“NASDAQ/NMS”) under the symbol “CSGS”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ/NMS.

	High	Low
2005
First quarter	$18.93	$15.88
Second quarter	19.75	15.74
Third quarter	21.82	16.15
Fourth quarter	24.76	21.06

	High	Low
2004
First quarter	$17.70	$12.56
Second quarter	21.22	15.85
Third quarter	20.98	14.02
Fourth quarter	19.22	14.57

On March 8, 2006, the last sale price of our common stock as reported by NASDAQ/NMS was $22.59 per share. On January 31, 2006, the number of holders of record of common stock was 252.

Dividends

We have not declared or paid cash dividends on our common stock since our incorporation. We did, however, complete a two-for-one stock split, effected in the form of a stock dividend, in March 1999. We intend to retain any earnings to finance the growth and development of our business, and at this time, we do not plan to pay cash dividends in the foreseeable future.

Our revolving credit facility contains certain restrictions on the payment of dividends. In addition, the payment of dividends has certain impacts to our Convertible Debt Securities. See Note 7 to our Consolidated Financial Statements for additional discussion of our revolving credit facility and Convertible Debt Securities, and the impact the payment of dividends may have on these items.

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	987,981	$21.20	12,686,319
Equity compensation plan not approved by security holders	467,982	15.82	566,496

Total	1,455,963	$19.47	13,252,815

Of the total number of securities remaining available for future issuance, 12,829,729 shares can be used for various types of stock-based awards, as specified in the individual plans, with the remaining 423,086 shares to be used for our employee stock purchase plan. See Note 14 to our Consolidated Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of company common stock made during the three months ended December 31, 2005 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Weighted- Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs[1]
October 1 - October 31	229,900	$22.76	229,900	2,285,914
November 1 - November 30	217,995	24.00	217,995	7,067,919
December 1 - December 31	416,710	22.97	197,500	6,870,419

Total	864,605	$23.17	645,395

[1]	During the fourth quarter of 2005, our Board of Directors approved a five million share increase in the number of shares we are authorized to repurchase under our stock repurchase program (the “Stock Repurchase Program”), bringing the total number of authorized shares to 20 million. As of December 31, 2005, the total remaining number of shares available for repurchase under the program totaled 6.9 million shares.
[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 6.	Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Consolidated Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Processing and related services (2)	$346,463	$326,556	$341,628	$372,426	$339,117
Software, maintenance and services (2)	30,854	24,845	25,766	48,623	134,921

	377,317	351,401	367,394	421,049	474,038
Charge for arbitration ruling attributable to periods prior to July 1, 2003 (2)	—	—	(105,679)	—	—

Total revenues, net	377,317	351,401	261,715	421,049	474,038

Cost of revenues (5):
Processing and related services	170,344	146,837	140,475	138,452	120,566
Software, maintenance and services	19,720	25,047	30,359	26,696	41,963

Total cost of revenues	190,064	171,884	170,834	165,148	162,529

Gross margin (exclusive of depreciation)	187,253	179,517	90,881	255,901	311,509

Operating expenses (5):
Research and development	33,932	31,887	30,398	32,764	30,848
Selling, general and administrative	52,492	39,453	50,041	40,864	39,365
Depreciation	9,862	10,412	12,701	14,751	12,696
Restructuring charges (4)	14,534	1,292	2,149	2,256	—

Total operating expenses	110,820	83,044	95,289	90,635	82,909

Operating income (loss)	76,433	96,473	(4,408)	165,266	228,600

Other income (expense):
Interest expense	(7,537)	(10,261)	(14,296)	(13,817)	(3,035)
Write-off of deferred financing costs (6)	—	(6,569)	—	—	—
Interest and investment income, net	4,059	975	920	1,729	5,112
Other, net	6	(303)	(85)	833	(678)

Total other	(3,472)	(16,158)	(13,461)	(11,255)	1,399

Income (loss) from continuing operations before income taxes	72,961	80,315	(17,869)	154,011	229,999
Income tax (provision) benefit (2)	(26,219)	(29,317)	12,703	(55,960)	(86,558)

Income (loss) from continuing operations	46,742	50,998	(5,166)	98,051	143,441

Discontinued operations (1):
Loss from discontinued operations (5)	(5,685)	(11,109)	(30,591)	(66,468)	(46,557)
Income tax benefit	12,172	7,295	9,480	13,035	17,037

Discontinued operations, net of tax	6,487	(3,814)	(21,111)	(53,433)	(29,520)

Net income (loss)	$53,229	$47,184	$(26,277)	$44,618	$113,921

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.96	$0.99	$(0.10)	$1.87	$2.62
Discontinued operations, net of tax	0.13	(0.07)	(0.41)	(1.02)	(0.54)

Net income (loss)	$1.09	$0.92	$(0.51)	$0.85	$2.08

Weighted-average diluted shares outstanding (3)	48,571	51,223	51,432	52,525	54,639

Other Data (at Period End):
Number of clients’ customers processed (2)	45,228	43,472	44,148	45,816	43,283

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments (1)(7)	$392,224	$149,436	$105,397	$95,437	$83,599
Working Capital (2)(7)	440,676	172,675	69,642	119,782	80,789
Total assets	638,376	710,407	724,775	731,317	374,046
Total debt (6)	230,000	230,000	228,925	270,000	31,500
Total treasury stock (3)	296,976	224,008	171,111	186,045	180,958
Stockholders’ equity	298,330	308,070	290,785	282,105	250,048

(1)	As discussed above, we sold our GSS and plaNet businesses in 2005. As a result, the results of operations for the GSS and plaNet businesses have been reflected as discontinued operations for all periods presented in our Consolidated Statements of Operations. We recorded a net pretax gain on the disposal of these businesses of $10.9 million in 2005. See Note 2 to our Consolidated Financial Statements and MD&A for additional discussion of these disposals.
(2)	During 2003, we recorded a $119.6 million charge to revenue related to the Comcast arbitration ruling award. The award was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Of the $13.9 million attributable to the third quarter, we attributed $13.5 million to processing revenues, and the remaining $0.4 million to software maintenance revenues. As a result of the Comcast arbitration award, we were in a net operating loss position for the year, and recorded an income tax benefit of $12.7 million. During the fourth quarter of 2003, we paid Comcast $94.4 million of the arbitration award and in January 2004, we paid the remaining $25.2 million. Additionally, as a result of the arbitration ruling, Comcast customer accounts began being measured differently in October 2003, which resulted in a reduction in the total number of clients’ customers processed.
(3)	In August 1999, our Board of Directors approved our Stock Repurchase Program which authorized us to purchase shares of our common stock from time-to-time as business conditions warrant. During the years ended December 31, 2005, 2004, 2003, 2002, and 2001, we repurchased 3.8 million, 3.0 million, zero, 1.6 million, and 3.0 million shares, respectively. As of December 31, 2005, 6.9 million shares of the 20.0 million shares authorized under the program remain available for repurchase. See Note 13 to our Consolidated Financial Statements and MD&A for additional discussion of the Stock Repurchase Program.
(4)	Beginning in the third quarter of 2002 and continuing through 2005, we made several changes to our business operations and implemented several cost reduction initiatives that resulted in restructuring charges of $14.5 million, $1.3 million, $2.1 million and $2.3 million, respectively, for the years ended December 31, 2005, 2004, 2003 and 2002. See Note 8 to our Consolidated Financial Statements and MD&A for additional discussion of the restructuring charges.
(5)	In 2003, we adopted the fair value method of accounting for our stock-based awards. In addition, we completed our exchange of certain stock options for restricted stock (also referred to by us as our “tender offer”) in December 2003. As a result, our stock-based compensation expense is significantly higher in 2005 and 2004 when compared to previous years. Additionally, in 2005, certain equity awards held by key members of our management team included a change in control provision that was triggered upon the closing of the sale of the GSS Business. The change in control provision resulted in accelerated vesting as of December 9, 2005 for the equity awards impacted, and thus, deferred stock-based compensation expense of $4.7 million related to the accelerated vesting of these equity awards was recorded as stock-based compensation expense in the fourth quarter of 2005, of which $0.9 million was included in discontinued operations, and $3.8 million was included in continuing operations as part of restructuring charges. Total stock-based compensation expense recognized during 2005, 2004, 2003, 2002, and 2001 was $20.4 million, $14.9 million, $5.6 million, $1.4 million, and zero, respectively. Of these amounts, $17.0 million, $10.6 million, $5.0 million and $1.3 million are reflected in continuing operations for 2005, 2004, 2003 and 2002, respectively, with the remaining amounts reflected in discontinued operations for the respective periods. See Notes 3 and 14 to our Consolidated Financial Statements for additional discussion of these matters.
(6)	In February 2002, we entered into a $300 million term credit facility to finance the acquisition of the Kenan Business. In June 2004, we completed an offering of $230 million of Convertible Debt Securities and used the proceeds, along with available cash, cash equivalents and short-term investments to: (i) repay the outstanding balance of the term credit facility; (ii) repurchase 2.1 million of shares of our common stock; and (iii) pay debt issuance costs of $7.2 million. As a result, we wrote off unamortized deferred financing costs attributable to the term credit facility of $6.6 million. See Note 7 to our Consolidated Financial Statements for additional discussion of our long-term debt.
(7)	As a result of the sale of the GSS and plaNet businesses, our December 31, 2005 Consolidated Balance Sheet no longer includes any amounts related to these sold businesses. To provide for consistent comparisons between the two most recent years, the December 31, 2004 Consolidated Balance Sheet was restated to reflect the components of the sold GSS and plaNet businesses as assets and liabilities related to discontinued operations. Thus, the 2005 and 2004 cash, cash equivalents and short-term investments and working capital amounts in the above table are presented on a different basis, as the 2003, 2002 and 2001 amounts have not been restated and still include amounts related to the GSS and plaNet businesses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning the North American customer care and billing industry, as well as the converging communications industry it serves, and similar matters. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined above within Item 1A, “Risk Factors”. Item 1A. constitutes an integral part of this report, and readers are strongly encouraged to review this section closely in conjunction with MD&A.

Management Overview

Market Conditions of the Communications Industry. The communications industry has experienced significant consolidation and increased competition from non-traditional communications providers. The consolidation that has occurred has resulted in a fewer number of service providers who have massive scale and can deliver a total communications package. Plant upgrades and network rationalizations have, for the most part, been completed, allowing service providers to focus their attention on new revenue and growth opportunities. In addition, new competitors, new technologies and unique partnerships are forcing service providers to be more creative in their approaches for rolling out new products and services and enhancing their customers’ experiences. These factors, in combination with the improving financial condition of service providers, are resulting in a slightly more positive outlook for the demand for scalable, flexible and cost efficient customer care and billing solutions, which we believe will provide us with new revenue opportunities.

However, another facet of this market consolidation poses certain risks to our company. The consolidation of service providers decreases the potential number of buyers for our products and services, and carries the inherent risk that the consolidators may choose to move their purchased customers to a competitor’s system. Should this consolidation result in a concentration of customer accounts being owned by companies with whom we do not have a relationship, or with whom competitors are entrenched, it could negatively affect our ability to maintain or expand our market share, thereby having a material adverse effect to our results of operations. In addition, service providers at times have chosen to use their size and scale to exercise more severe pressure on pricing negotiations.

Our Company. We are a leading provider of outsourced billing, customer care and print and mail solutions and services supporting the North American converged broadband and DBS markets. Our solutions support some of the world’s largest and most innovative providers of bundled multi-channel video, Internet, and IP-based services. Our unique combination of solutions, services and expertise ensure that cable and satellite operators can continue to rapidly launch new service offerings, improve operational efficiencies and deliver a high-quality customer experience in a competitive and ever-changing marketplace.

As noted above, the North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a fewer number of service providers with greater size and scale. Today, the top seven providers in the video industry serve over 80% of the consumers. Consistent with this market concentration, a large percentage of our revenues from continuing operations are generated from a limited number of clients, with over 70% of our revenues from continuing operations being generated from our five largest clients, which are Comcast, EchoStar, Time Warner, Charter, and Adelphia.

Key Changes to Our Business Operations. Consistent with our decision to intensify our focus on our core competencies in the cable and DBS markets utilizing our ACP product and related services, and improve our operating results, we made several key changes to our business operations during 2005, which are summarized as follows:

•

On December 9, 2005, we completed the sale of our GSS Business to Comverse. In addition, on December 30, 2005, we completed the sale of our plaNet Consulting business to a group of private investors led by the plaNet management team. These two businesses were underperforming to our financial expectations and were no longer considered part of our core strategy, and thus they were sold during 2005. As a result of our sale of the GSS Business, we no longer provide customer care and billing products or services outside of North America. We believe the divestiture of these two businesses will allow our company to allocate greater human capital and financial resources towards our core domestic Broadband business.

The historical results of the GSS and the plaNet businesses are reflected as discontinued operations in our results of operations for all periods presented, and are discussed in greater detail below. In addition, in conjunction with the closing of the sale of the GSS Business, during the fourth quarter of 2005, we incurred restructuring charges within our continuing operations of $7.1 million. These restructuring charges, and greater details of the sale of the GSS and plaNet businesses, are discussed below and in Notes 2 and 8 to our Consolidated Financial Statements.

•	We currently provide outsourced processing services utilizing the ICMS customer care and billing software application under a long-term processing agreement with FairPoint Communications, Inc. (“FairPoint”), a provider of communication services to rural communities. FairPoint is our only client that receives processing services utilizing the ICMS asset in a service bureau environment. On November 7, 2005, we executed amendments to our long-term processing agreement with FairPoint to effectively terminate the agreement (the amendments are collectively referred to as the “Termination Agreement”). Under the terms of the Termination Agreement, FairPoint is expected to transition and convert all of its customers to an alternative solution no later than December 31, 2006. In conjunction with the termination of the FairPoint contract, we incurred restructuring charges of $6.2 million, and recorded a $0.8 million charge against revenue, during the fourth quarter of 2005. See Note 8 to our Consolidated Financial Statements for further details of this matter.

During 2005 and 2004, revenues related to this ICMS service bureau offering (which consisted entirely of servicing the FairPoint contract) were $1.8 million and $0.5 million, and operating losses (excluding restructuring charges of $6.2 million for 2005) were $3.7 million and $2.9 million, respectively. We expect to incur an operating loss of approximately $2 million and incur restructuring charges of $2 million ($4 million total operating loss) during 2006 as FairPoint transitions off our system onto a new vendor. This service offering is significantly underperforming to our original financial expectations and is no longer considered part of our core strategy. As a result, once the FairPoint customers are fully transitioned to another vendor, we will cease providing our ICMS service bureau processing services.

•	In December 2005, we exercised a buyout provision included in the operating lease (which was scheduled to expire in 2010) for our corporate aircraft for $8.7 million and then sold the aircraft to an unrelated party in January 2006 for $7.1 million (net of costs to sell). We recorded the loss of $1.6 million related to this transaction as a restructuring charge in the fourth quarter of 2005. We believed the use of a corporate aircraft was no longer needed, and thus, the disposal of the aircraft provided us an opportunity to save approximately $2 million annually in operating expenses. See Note 8 to our Consolidated Financial Statements for further details of this matter.

Key Changes to Our Executive Management Team and Board of Directors. In addition to the key changes to our business operations summarized above, we also made several significant changes to our management team and our Board of Directors during 2005, which are summarized as follows:

•	In the first quarter of 2005, our then current Chairman of the Board of Directors (“Chairman”) and Chief Executive Officer (“CEO”), Mr. Neal Hansen, announced his intent to retire from our company, which led to the following changes:

•	Effective March 31, 2005, Mr. Hansen stepped down as our CEO.

•	Effective April 1, 2005, Mr. Edward Nafus, our then Executive Vice President and President of our Broadband Division, assumed the position of CEO and President of our company. In addition, effective March 7, 2005, Mr. Nafus was added to our Board of Directors.

•	Effective March 7, 2005, Mr. Robert M. “Mike” Scott was made the head of our Broadband Division.

•	Effective June 30, 2005, Mr. Hansen stepped down as Chairman, and left our Board of Directors.

•	Effective July 1, 2005, Mr. Bernard Reznicek, a current Board member, was named non-executive Chairman to replace Mr. Hansen.

We agreed to pay Mr. Hansen $9.6 million in consideration for certain changes to his employment agreement and for post-termination consulting services to be provided as a result of his retirement. Of this amount, $5.6 million was paid in January 2006, $2.0 million will be paid on July 1, 2006, and $2.0 million will be paid on January 2, 2007. As of December 31, 2005, we have recorded expense of $9.4 million related to Mr. Hansen’s retirement package, of which $8.9 million was included in expense for 2005 and $0.5 million was recorded as expense in 2004. The remainder of the $0.2 million of expense will be recorded in 2006. The expense related to this matter is reflected within the Selling, General and Administrative caption in the accompanying Consolidated Statements of Operations.

•	During 2005, we also made other changes to our Board of Directors. Dr. George Haddix (one of the co-founders of our company with Mr. Hansen), resigned from our Board of Directors, and Mr. Don Reed and Mr. James Unruh were added to our Board of Directors. After these changes, six of our seven Board members are independent directors. See our Form 8-Ks filed on June 1, 2005 and July 6, 2005 for additional details of these matters.

•	In conjunction with the sale of the GSS Business:

•	Mr. Alan Michels, our then Executive Vice President and Head of Worldwide Delivery for our GSS Division was terminated from our company effective upon the closing of the sale of the GSS Business. All expenses related to his termination of employment with our company are included in discontinued operations.

•	Mr. Hank Bonde, our then Executive Vice President and President of the GSS Division, was terminated from our company effective December 31, 2005. All expenses related to his termination of employment with our company are included in restructuring charges in continuing operations, and are discussed in greater detail below.

As a result of the above actions during 2005, we believe our business is well positioned, and we have a highly qualified executive management team and Board of Directors in place, to effectively execute on our business strategies going forward.

Results of Operations. A summary of our results of operations for 2005 is as follows:

•	Our consolidated revenues from continuing operations for 2005 increased $25.9 million, or 7.4%, to $377.3 million, when compared to $351.4 million for 2004. The increase between years is attributable primarily to higher processing revenues between years.

•	Our operating expenses from continuing operations for 2005 increased $46.0 million, or 18.0%, to $300.9 million, when compared to $254.9 million for 2004. The increase in operating expenses from continuing operations between years is due primarily to the following:

•	The cost of processing and related services revenues were $170.3 million for 2005, compared to $146.8 million for 2004, an increase of $23.5 million. This increase relates primarily to an increase in labor-related costs, primarily as a result of an increase in staff levels to address the growth opportunities we see for our VoIP products and services and to accommodate the migration of clients to ACP.

•	Restructuring charges were $14.5 million for 2005, compared to $1.3 million for 2004, an increase of $13.2 million. This increase relates to the key changes we made to our business operations during 2005, as noted above. The $14.5 million of restructuring charges reduced 2005 income from continuing operations by $0.19 per diluted share.

•	Expense related to the retirement of our former CEO was $8.9 million for 2005, compared to $0.5 million for 2004, an increase of $8.4 million. The $8.9 million of expense recorded for this item reduced 2005 income from continuing operations by $0.12 per diluted share.

•	Our operating income from continuing operations for 2005 decreased $20.1 million, or 20.8%, to $76.4 million, when compared to $96.5 million for 2004. The operating income margin from continuing operations for 2005 was 20.3%, compared to 27.5% for 2004. These substantial decreases between years are primarily due to the increase in restructuring charges between years, and the expense incurred in conjunction with the retirement of our former CEO, as discussed above. The $14.5 million of restructuring charges and the $8.9 million of retirement benefits recorded in 2005 had the effect of reducing our operating margin by 6.2 percentage points for 2005.

•	Income from continuing operations (net of tax) for 2005 was $46.7 million, or $0.96 per diluted share, a decrease of 8.3% when compared to $51.0 million, or $0.99 per diluted share, for 2004. The restructuring charges and CEO retirement expense discussed above reduced 2005 income from continuing operations by $0.31 per diluted share.

•	Income (loss) from discontinued operations (net of tax), which relates to the GSS and plaNet businesses, was $6.5 million, or $0.13 per diluted share for 2005, as compared to $(3.8) million, or $(0.07) per diluted share, for 2004. The income for 2005 includes the impact of the net pretax gain on the sale of these businesses of $10.9 million.

•	Net income for 2005 was $53.2 million, or $1.09 per diluted share, an increase of 12.8% when compared to $47.2 million, or $0.92 per diluted share, for 2004.

•	Continuing operations for 2005 and 2004 include non-cash charges related to depreciation, amortization (primarily shown as a reduction of processing revenues), and stock-based compensation expense totaling $40.5 million (pretax impact), or $0.53 per diluted share, and $32.6 million (pretax impact), or $0.40 per diluted share, respectively. The increase in these non-cash charges between years is due primarily to an increase in stock-based compensation as a result of certain equity awards held by key members of our management team having a change in control provision that was triggered upon the closing of the sale of the GSS Business.

•	We continue to generate strong cash flows from our operations. As of December 31, 2005, we had cash, cash equivalents and short-term investments of $392.2 million, compared to $149.4 million as of December 31, 2004. The significant increase between years relates primarily to the cash proceeds received from the sale of the GSS Business.

•	Cash flows from operations for 2005 were $102.6 million, compared to $119.3 million for 2004, with the decrease between years related primarily to changes in certain working capital items as a result of timing matters, as discussed in greater detail below.

Other key matters related to our continuing operations for 2005 were as follows:

•	Total customer accounts processed on our systems as of December 31, 2005 were 45.2 million, compared to 43.5 million as of December 31, 2004, an increase of 4.0%. The ARPU for the year ended December 31, 2005 was $7.81, compared to $7.46 for the year ended December 31, 2004. The increase in ARPU between years relates primarily to the increased usage of ancillary products and services by our clients.

•	As of December 31, 2005, approximately two-thirds of the cable customer accounts processed on our system have been successfully migrated to our ACP platform. We expect to migrate the remaining cable customer accounts to the ACP platform by the end of 2006.

•	We successfully renewed all of our material client relationships scheduled for renewal during 2005, including extending our agreement with EchoStar through the end of 2008, and we have no major contracts up for renewal in 2006.

•	During the fourth quarter, our Board of Directors increased the total number of authorized shares to be repurchased under our Stock Repurchase Program by five million shares. For 2005, we repurchased 3.8 million shares of our common stock for $73.0 million (weighted-average price of $19.16 per share). As of December 31, 2005, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 6.9 million shares.

Restatement of Historical Results of Operations to Reflect the GSS and PlaNet Businesses as Discontinued Operations

As noted above, as a result of the sale of the GSS and plaNet businesses, our historical quarterly results of operations have been restated to reflect the impact of reporting the GSS and plaNet businesses as discontinued operations. Our restated quarterly and annual results of operations for the two most recent years are as follows (in thousands, except per share amounts):

	Quarter Ended				Year Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005
Revenues:
Processing and related services	$83,281	$88,631	$87,478	$87,073	$346,463
Software, maintenance and services	9,895	8,219	6,614	6,126	30,854

Total revenues	93,176	96,850	94,092	93,199	377,317

Cost of revenues:
Processing and related services	41,983	41,691	42,453	44,217	170,344
Software, maintenance and services	5,043	5,003	4,601	5,073	19,720

Total cost of revenues	47,026	46,694	47,054	49,290	190,064

Gross margin (exclusive of depreciation)	46,150	50,156	47,038	43,909	187,253

Operating expenses:
Research and development	7,999	7,857	9,009	9,067	33,932
Selling, general and administrative	14,607	15,045	11,467	11,373	52,492
Depreciation	2,591	2,501	2,324	2,446	9,862
Restructuring charges	3	3	3	14,525	14,534

Total operating expenses	25,200	25,406	22,803	37,411	110,820

Operating income	20,950	24,750	24,235	6,498	76,433

Other income (expense):
Interest expense	(2,120)	(1,759)	(1,887)	(1,771)	(7,537)
Interest and investment income, net	549	822	787	1,901	4,059
Other, net	(2)	5	8	(5)	6

Total other	(1,573)	(932)	(1,092)	125	(3,472)

Income from continuing operations before income taxes	19,377	23,818	23,143	6,623	72,961
Income tax provision	(6,975)	(8,574)	(8,331)	(2,339)	(26,219)

Income from continuing operations	12,402	15,244	14,812	4,284	46,742

Discontinued operations:
Income (loss) from discontinued operations, includes fourth quarter net pretax gain on disposals of $10,904	(5,311)	(9,806)	694	8,738	(5,685)
Income tax (provision) benefit	1,490	3,109	(2,004)	9,577	12,172

Discontinued operations, net of tax	(3,821)	(6,697)	(1,310)	18,315	6,487

Net income	$8,581	$8,547	$13,502	$22,599	$53,229

Basic earnings (loss) per common share:
Income from continuing operations	$0.25	$0.32	$0.32	$0.09	$0.98
Discontinued operations, net of taxes	(0.08)	(0.14)	(0.03)	0.39	0.13

Net income	$0.17	$0.18	$0.29	$0.48	$1.11

Diluted earnings (loss) per common share:
Income from continuing operations	$0.25	$0.31	$0.31	$0.09	$0.96
Discontinued operations, net of taxes	(0.08)	(0.14)	(0.03)	0.38	0.13

Net income	$0.17	$0.17	$0.28	$0.47	$1.09

Weighted-average common shares outstanding:
Basic shares	49,045	48,151	47,303	46,906	47,851
Diluted shares	49,584	48,881	47,983	47,837	48,571

	Quarter Ended				Year Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	December 31, 2004
Revenues:
Processing and related services	$80,973	$80,744	$80,608	$84,231	$326,556
Software, maintenance and services	6,359	6,049	6,038	6,399	24,845

Total revenues	87,332	86,793	86,646	90,630	351,401

Cost of revenues:
Processing and related services	33,624	34,431	37,681	41,101	146,837
Software, maintenance and services	5,831	7,133	6,704	5,379	25,047

Total cost of revenues	39,455	41,564	44,385	46,480	171,884

Gross margin (exclusive of depreciation)	47,877	45,229	42,261	44,150	179,517

Operating expenses:
Research and development	7,776	7,725	8,392	7,994	31,887
Selling, general and administrative	10,648	9,709	8,549	10,547	39,453
Depreciation	2,691	2,604	2,580	2,537	10,412
Restructuring charges	949	(39)	105	277	1,292

Total operating expenses	22,064	19,999	19,626	21,355	83,044

Operating income	25,813	25,230	22,635	22,795	96,473

Other income (expense):
Interest expense	(3,613)	(2,744)	(1,972)	(1,932)	(10,261)
Write-off of deferred financing costs	—	(6,569)	—	—	(6,569)
Interest and investment income, net	153	165	243	414	975
Other, net	(97)	(50)	(2)	(154)	(303)

Total other	(3,557)	(9,198)	(1,731)	(1,672)	(16,158)

Income from continuing operations before income taxes	22,256	16,032	20,904	21,123	80,315
Income tax provision	(8,123)	(5,852)	(7,631)	(7,711)	(29,317)

Income from continuing operations	14,133	10,180	13,273	13,412	50,998

Discontinued operations:
Income (loss) from discontinued operations	(4,756)	(3,569)	490	(3,274)	(11,109)
Income tax benefit	1,456	1,145	2,570	2,124	7,295

Discontinued operations, net of tax	(3,300)	(2,424)	3,060	(1,150)	(3,814)

Net income	$10,833	$7,756	$16,333	$12,262	$47,184

Basic earnings (loss) per common share:
Income from continuing operations	$0.27	$0.20	$0.27	$0.27	$1.01
Discontinued operations, net of taxes	(0.06)	(0.05)	0.06	(0.02)	(0.08)

Net income	$0.21	$0.15	$0.33	$0.25	$0.93

Diluted earnings (loss) per common share:
Income from continuing operations	$0.27	$0.20	$0.26	$0.26	$0.99
Discontinued operations, net of taxes	(0.06)	(0.05)	0.06	(0.02)	(0.07)

Net income	$0.21	$0.15	$0.32	$0.24	$0.92

Weighted-average common shares outstanding:
Basic shares	51,682	51,285	49,565	49,375	50,477
Diluted shares	52,255	52,096	50,324	50,216	51,223

Additional Information Related to Our Continuing Operations

Our continuing operations consist of the Broadband Division and corporate overhead expense related to our ongoing business. Summarized information related to these items is show below (in thousands). Significant fluctuations in these items between years are discussed throughout our MD&A and in the notes to our Consolidated Financial Statements.

	Year Ended December 31,
	2005	2004	2003
Total revenues, net	$377,317	$351,401	$261,715
Operating expenses:
Broadband Division	237,667	213,531	215,835
Corporate overhead expense:
Neal Hansen retirement benefits (as discussed above)	8,855	516	—
Restructuring charges	14,534	1,292	2,149
All other corporate overhead expense	39,828	39,589	48,139

Total corporate overhead expense	63,217	41,397	50,288

Total operating expenses	300,884	254,928	266,123

Operating income (loss)	76,433	96,473	(4,408)
Other income (expense), net	(3,472)	(16,158)	(13,461)

Income (loss) from continuing operations, before income taxes	72,961	80,315	(17,869)
Income tax (provision) benefit	(26,219)	(29,317)	12,703

Income (loss) from continuing operations	$46,742	$50,998	$(5,166)

Significant Client Relationships

Adelphia. Adelphia is our fifth largest client. For both 2005 and 2004, revenues from Adelphia represented approximately 9% of our total revenues from continuing operations. We currently process on our systems approximately three million domestic broadband customers for Adelphia under a contract that runs through March 2009. Adelphia has been operating under bankruptcy protection since June 2002. It has been publicly announced that Adelphia intends to sell out of bankruptcy its broadband business jointly to Time Warner and Comcast. This transaction is expected to close as early as the second quarter of 2006. Upon the closing of this transaction, we expect the Adelphia customers currently processed by us to remain on our systems and be transferred to the respective Comcast and Time Warner contracts. Because the Comcast and Time Warner contracts have lower per unit pricing than the Adelphia contract (due to the relative size of Comcast and Time Warner when compared to Adelphia), we anticipate that processing revenues related to these customer accounts will be lower in 2006 by approximately $8 million, assuming the Adelphia transaction closes as expected in the second quarter of 2006.

Charter. Charter is our fourth largest client. For 2005 and 2004, revenues from Charter represented approximately 10% and 9%, respectively, of our total revenues from continuing operations. We renewed our contract with Charter in June 2002, with the term of the new contract running though the end of 2012. The Charter contract contains provisions establishing annual minimum customer account levels that have to be processed on our systems, which we expect Charter to exceed based on the number of Charter customers currently on our systems. Under the terms of the Charter contract, which does not include exclusivity for us, Charter could remove one or more regions from our systems, or significantly reduce the number of customers on our systems, without automatically incurring a financial penalty.

Comcast. Comcast continues to be our largest client. For 2005 and 2004, revenues from Comcast represented approximately 22% and 24%, respectively, of our total revenues from continuing operations. We expect that the percentage of our revenues for 2006 related to Comcast will trend up slightly from that of 2005, primarily due to the migration of certain Adelphia customers to the Comcast contract during 2006, as discussed above.

We renewed our contract with Comcast in the first quarter of 2004, with the term of the new contract running through the end of 2008. The Comcast contract contains provisions establishing annual financial minimums for 2006, which we currently expect to exceed based on Comcast’s more recent spending history with us, and due to number of Comcast customers currently on our systems. Under the terms of the Comcast contract, which does not include exclusivity for us, Comcast could remove one or more regions from our systems, or significantly reduce the number of customers on our systems, without automatically incurring a financial penalty. The Comcast contract and related amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

EchoStar. EchoStar is our second largest client. For both 2005 and 2004, revenues from EchoStar represented approximately 21% of our total revenues from continuing operations. During the fourth quarter of 2005, we signed a new processing agreement with EchoStar to continue providing customer care and billing support services. The EchoStar contract was effective November 1, 2005, runs through the end of December 2008, and provides EchoStar with the option to extend the term of the agreement for either one or two years beyond the end of December 2008. The new contract includes certain financial commitments from EchoStar such that if EchoStar terminates the agreement before expiration for reasons other than cause, the balance of the financial commitments will be due to us. However, the EchoStar contract does not provide us with the exclusive right to provide customer care and billing services to EchoStar, which differs from the previous processing agreement with EchoStar.

The new EchoStar contract provides for certain pricing reductions when compared to the previous processing agreement with EchoStar, which by itself, would have resulted in lower revenues from EchoStar between 2005 and 2006 by approximately $6 million. However, we expect that our revenues in 2006 related to EchoStar will not differ materially from that of 2005 due to our expectation of continued growth in the number of EchoStar’s customers processed on our systems, and our expectation of selling a historically consistent amount of new products and services to EchoStar. The EchoStar contract is included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

Time Warner. Time Warner is our third largest client. For both 2005 and 2004, revenues from Time Warner represented approximately 10% of our total revenues from continuing operations. We expect that the percentage of our revenues in 2006 related to Time Warner will trend up slightly from that of 2005, primarily due to the migration of certain Adelphia customers to the Time Warner contract during 2006, as discussed above.

We renewed our contract with Time Warner in the second quarter of 2003, with the term of the new contract running though the end of the first quarter of 2013. The Time Warner contract contains provisions establishing annual minimum customer account levels that have to be processed on our systems, which we expect Time Warner to exceed based on the number of Time Warner customers currently on our systems, and as a result of the additional customer accounts that are expected to be migrated from the Adelphia contract. Under the terms of the Time Warner contract, which does not include exclusivity for us, Time Warner could remove one or more regions from our systems, or significantly reduce the number of customers on our systems, without automatically incurring a financial penalty.

Stock Repurchase Program

During the fourth quarter of 2005, our Board of Directors approved a five million share increase in the number of shares we are authorized to repurchase under our Stock Repurchase Program, bringing the total number of authorized shares to 20 million. In April 2005, we established a formal plan with a financial institution that complies with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Rule 10b5-1 Plan”) to repurchase shares of our common stock on the open market. Any shares repurchased under the Rule 10b5-1 Plan are counted towards the 20 million share limit authorized under the Stock Repurchase Program. The Rule 10b5-1 Plan supplements any stock repurchases we may decide to purchase under the existing terms of our Stock Repurchase Program. In effect, the Rule 10b5-1 Plan facilitates achieving stock buyback objectives more readily by permitting the execution of trades during periods that would otherwise be prohibited by internal trading policies. The maximum quarterly repurchase limitation established by us under the Rule 10b5-1 Plan is $15 million.

As of December 31, 2005, a summary of the shares repurchased under our program is as follows (in thousands, except per share amounts):

	2005	2004	2003	1999-2002	Total
Shares repurchased	3,808	2,983	—	6,339	13,130
Total amount paid	$72,968	$52,897	—	$199,710	$325,575
Weighted-average price per share	$19.16	$17.73	—	$31.51	$24.80

The shares repurchased under the program are being held as treasury shares, and may possibly be used, at our discretion, to fulfill issuances of common stock under our various equity compensation plans. As of December 31, 2005, the total remaining number of shares available for repurchase under the program totaled 6.9 million shares. The Stock Repurchase Program does not have an expiration date.

Subsequent to December 31, 2005 through March 8, 2006, we have repurchased an additional 0.5 million shares of common stock under the program for $11.2 million (weighted-average price of $22.33 per share), bringing the total remaining number of shares available for repurchase under the program as of March 8, 2006 to 6.4 million shares.

Stock-Based Compensation Expense

As discussed in greater detail in Note 3 to the Consolidated Financial Statements, in 2003 we adopted the fair value method of accounting for our stock-based awards. Stock-based compensation expense is included in the following captions in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2005	2004	2003
Continuing Operations:
Cost of processing and related services.	$3,259	$2,622	$119
Cost of software, maintenance and services	758	871	27
Research and development	1,137	1,193	54
Selling, general and administrative	7,688	5,934	4,797
Restructuring charges	4,205	—	—

Total continuing operations	17,047	10,620	4,997
Discontinued operations	3,311	4,266	562

Total stock-based compensation expense (1)(2)	$20,358	$14,886	$5,559

(1)	We completed an exchange of certain stock options for restricted stock (also referred to by us as our “tender offer”) in December 2003. As a result, our stock-based compensation expense is significantly higher in 2005 and 2004 when compared to 2003.
(2)	The increase in stock-based compensation expense between 2005 and 2004 is due primarily to certain equity awards held by key members of our management team having a change in control provision that was triggered upon the closing of the sale of the GSS Business. The change in control provision resulted in accelerated vesting as of December 9, 2005 for the equity awards impacted, and thus, deferred stock-based compensation expense of $4.7 million related to the accelerated vesting of these equity awards was recorded as stock-based compensation expense in the fourth quarter of 2005, of which $0.9 million was included in discontinued operations, and $3.8 million was included in continuing operations as part of restructuring charges. This acceleration of vesting for these equity awards had the effect of eliminating $3.4 million of stock-based compensation that was scheduled to be recognized in 2006 had the GSS Business sale not occurred, of which $0.7 million relates to discontinued operations, and $2.7 million relates to continuing operations. See Note 8 to our Consolidated Financial Statements for additional discussion.

Subsequent Event—Purchase of Telution, Inc.

On March 1, 2006, we acquired Telution, Inc. (“Telution”), a Chicago-based provider of operations support system (“OSS”) technologies that enable communications companies to bring bundled, advanced services to market quickly and effectively. We acquired Telution and its COMX solution to expand our ability to support cable and satellite operators as they deliver advanced and IP-based services, designed to attract and retain consumers who have begun to expect the availability of video, voice and data services over nearly any device at the time and location they choose. As a result of this acquisition, we will extend our ability to support our clients’ sales, ordering, partnering and service provisioning processes as well as delivering enhanced customer care capabilities through all customer touch points—the Web, interactive television, field service, statement, the call center and more. We will integrate COMX into our ACP product, accelerating our product roadmap to quickly enable operators to more easily bundle and deploy wireless, content, business services and IPTV offerings. In addition, the integrated solution will enable operators to better support customers of bundled services as they choose new services and seek support for existing services.

We acquired Telution for approximately $22 million in cash, which was paid at the closing of the transaction on March 1, 2006. In addition, the purchase agreement provides for contingent payments of up to $8 million over the next three years. The contingent payments are dependent upon certain product integration and revenue targets.

We do not expect this transaction to have a significant impact on our first quarter 2006 revenues, but do expect that the transaction will add $5 million to $7 million in revenues for the full-year 2006.

We expect to incur certain one-time charges related to this acquisition in the first quarter of 2006. Excluding these one-time charges, which are not estimatable at this time, we do not expect this acquisition to have a significant impact to our results of operations for the first quarter of 2006 or full-year 2006.

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

We have identified the most critical accounting policies that affect our financial condition and the results of our business’ continuing operations. These critical accounting policies were determined by considering our accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) loss contingencies; (v) income taxes; and (vi) capitalization of internal software development costs. These critical accounting policies, as well as our other significant accounting policies, are disclosed in the notes to our Consolidated Financial Statements.

Revenue Recognition. The revenue recognition policies that involve the most complex or subjective decisions or assessments that may have a material impact on our business’ continuing operations relate to: (i) the application of the guidelines of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) when determining a revenue arrangement’s separate units of accounting; and (ii) the accounting for software arrangements.

For those revenue arrangements subject to the separation criteria of EITF No. 00-21, we account for each of the individual units of accounting as a separate and discrete earnings process considering, among other things, whether a delivered item has value to the client on a stand-alone basis. For such multiple-element arrangements, total revenue is allocated to the separate units of accounting based upon objective and reliable evidence of the fair value of the undelivered item. The determination of separate units of accounting, and the determination of objective and reliable evidence of fair value of the undelivered item, both require judgments to be made by us.

The accounting for software arrangements, especially when software is sold in a multiple-element arrangement, is complex and requires judgments in the following areas: (i) the identification of the separate elements of the software arrangement; (ii) the determination of whether any undelivered elements are essential to the functionality of the delivered elements; (iii) the assessment of whether our hosted service transactions meet the requirements of EITF Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, to be treated as a separate element to the software arrangement; (iv) the determination of vendor-specific objective evidence of fair value for the various undelivered elements of the software arrangement; and (v) the period of time maintenance services are expected to be performed. The evaluation of these factors, and the ultimate revenue recognition decisions, require significant judgments to be made by us. The judgments made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized. In addition, because software licenses typically have little or no direct, incremental costs related to the recognition of the revenue, these judgments could also have a significant effect on our results of operations.

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) the economic condition of the industry in which the client conducts the majority of its business; and (iv) a deterioration in a client’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. Our credit risk is heightened due to our concentration of clients within the U.S. and Canadian cable television and satellite industries. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change significantly, an adjustment to the provision for doubtful accounts receivable may be necessary. Because of the overall significance of our gross billed accounts receivable balance ($106.1 million as of December 31, 2005), such an adjustment could be material.

Impairment Assessment of Long-Lived Assets. Long-lived assets, which for us relates primarily to property and equipment and client contracts, are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Under the current accounting standard, a long-lived asset is impaired if estimated future undiscounted cash flows associated with that asset, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of estimated future cash flows and, if required, the determination of the fair value of a long-lived asset, are by their nature, highly subjective judgments. Changes to one of more of the assumptions utilized in such an analysis could materially affect our impairment conclusions for long-lived assets.

Loss Contingencies. In the ordinary course of business, we are subject to claims (and potential claims) related to various items including but not limited to: (i) legal and regulatory matters; (ii) client and vendor contracts; (iii) product and service delivery matters; and (iv) labor matters. We follow the guidelines of SFAS No. 5, “Accounting for Contingencies” in determining the appropriate accounting and disclosures for such matters, which requires us to assess the likelihood of any adverse judgments in or outcomes to these matters, as well as the potential ranges of probable losses. A determination of the amount of reserves for such contingencies, if any, for these contingencies is based on an analysis of the issues, often with the assistance of legal counsel. The evaluation of such issues, and our ultimate accounting and disclosure decisions, are by their nature, subject to various estimates and highly subjective judgments. Should any of the factors considered in determining the adequacy of any required reserves change significantly, an adjustment to the reserves may be necessary. Because of the potential significance of these issues, such an adjustment could be material.

Income Taxes. We are required to estimate our income tax liability in each jurisdiction in which we operate, which includes primarily the U.S. (including both federal and state income taxes). Various judgments are required in evaluating our tax positions and determining our provisions for income taxes. During the ordinary course of our business, there are certain transactions and calculations for which the ultimate income tax determination may be uncertain. In addition, we may be subject to examination of our income tax returns by various tax authorities which could result in adverse outcomes. For these reasons, we establish reserves for tax-related uncertainties based on estimates of whether additional taxes and interest may be due. We adjust these reserves based upon changing facts and circumstances, such as the closing of a tax audit or the closing of a tax year upon the expiration of a statute of limitations. Should any of the factors considered in determining the adequacy of any required reserves change significantly, an adjustment to the reserves may be necessary. Because of the potential significance of these issues, such an adjustment could be material.

This process requires us to estimate the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred income tax assets and liabilities in our Consolidated Financial Statements. We must then assess the likelihood that our net deferred income tax assets will be recovered primarily from future taxable income, and to the extent recovery is not likely, we must establish a valuation allowance. As of December 31, 2005, we had net deferred income tax assets of $42.8 million, which represented approximately 7% of our total assets. Management believes that sufficient taxable income will be generated in the future to realize the benefit of our net deferred income tax assets. The assumption of future taxable income is, by its nature, subject to various estimates and highly subjective judgments.

Capitalization of Internal Software Development Costs. We expend substantial amounts on R&D for both new and existing (i.e., enhancements) software products and related services. Such costs are subject to capitalization under certain circumstances. The determination of whether internal software R&D costs are subject to capitalization is by its nature, highly subjective and involves significant judgments. This decision could significantly affect earnings during the development period by either: (i) capitalizing development costs; or (ii) expensing pre-technological feasibility and pre-application development stage research costs. Further, once capitalized, the software costs are generally amortized on a straight-line basis over the estimated economic life of the product. The determination of the expected useful life of a product is highly judgmental. Finally, capitalized software R&D costs are subject to the same judgments when evaluating for possible impairment as discussed above for other long-lived assets.

We did not capitalize any internal software R&D costs, as discussed above, during the years ended December 31, 2005, 2004, or 2003. In addition, we do not have any capitalized internal software R&D costs included in our December 31, 2005 and 2004 Consolidated Balance Sheets. We believe that during these periods no material internal software R&D costs were required to be capitalized. Our conclusion is primarily based upon the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high-degree of development risk. Substantially all of our internal software R&D efforts are of this nature, and therefore, we believe the costs subject to capitalization during these periods were not material.

Results of Operations

The following table sets forth certain financial data and the percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2005		2004		2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Processing and related services	$346,463	91.8%	$326,556	92.9%	$341,628	130.5%
Software, maintenance and services	30,854	8.2	24,845	7.1	25,766	9.9

	377,317	100.0	351,401	100.0	367,394	140.4
Charge for arbitration ruling attributable to periods prior to July 1, 2003	—	—	—	—	(105,679)	(40.4)

Total revenues, net	377,317	100.0	351,401	100.0	261,715	100.0

Cost of revenues:
Processing and related services	170,344	45.2	146,837	41.8	140,475	53.7
Software, maintenance and services	19,720	5.2	25,047	7.1	30,359	11.6

Total cost of revenues	190,064	50.4	171,884	48.9	170,834	65.3

Gross margin (exclusive of depreciation)	187,253	49.6	179,517	51.1	90,881	34.7

Operating expenses:
Research and development	33,932	9.0	31,887	9.1	30,398	11.6
Selling, general and administrative	52,492	13.9	39,453	11.2	50,041	19.1
Depreciation	9,862	2.6	10,412	3.0	12,701	4.9
Restructuring charges	14,534	3.8	1,292	0.3	2,149	0.8

Total operating expenses	110,820	29.3	83,044	23.6	95,289	36.4

Operating income (loss)	76,433	20.3	96,473	27.5	(4,408)	(1.7)

Other income (expense):
Interest expense	(7,537)	(2.0)	(10,261)	(2.9)	(14,296)	(5.5)
Write-off of deferred financing costs	—	—	(6,569)	(1.9)	—	—
Interest and investment income, net	4,059	1.0	975	0.3	920	0.4
Other, net	6	—	(303)	(0.1)	(85)	—

Total other	(3,472)	(1.0)	(16,158)	(4.6)	(13,461)	(5.1)

Income (loss) from continuing operations before income taxes	72,961	19.3	80,315	22.9	(17,869)	(6.8)
Income tax (provision) benefit	(26,219)	(6.9)	(29,317)	(8.4)	12,703	4.9

Income (loss) from continuing operations	46,742	12.4	50,998	14.5	(5,166)	(1.9)

Discontinued operations:
Loss from discontinued operations, includes net pretax gain on 2005 disposals of $10,904	(5,685)	(1.5)	(11,109)	(3.2)	(30,591)	(11.7)
Income tax benefit	12,172	3.2	7,295	2.1	9,480	3.6

Discontinued operations, net of tax	6,487	1.7	(3,814)	(1.1)	(21,111)	(8.1)

Net income (loss)	$53,229	14.1%	$47,184	13.4%	$(26,277)	(10.0)%

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.98		$1.01		$(0.10)
Discontinued operations, net of tax	0.13		(0.08)		(0.41)

Net income (loss)	1.11		0.93		(0.51)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	0.96		0.99		(0.10)
Discontinued operations, net of tax	0.13		(0.07)		(0.41)

Net income (loss)	$1.09		$0.92		$(0.51)

Weighted-average shares outstanding:
Basic	47,851		50,477		51,432
Diluted	48,571		51,223		51,432

Detailed Discussion of Results of Operations

Total Revenues. Total revenues from continuing operations for: (i) 2005 increased $25.9 million, or 7.4%, to $377.3 million, from $351.4 million for 2004; and (ii) 2004 increased $89.7 million, or 34.3%, to $351.4 million, from $261.7 million for 2003.

•	The increase in total revenues from continuing operations between 2005 and 2004 relates primarily to an increase in our processing revenues.

•	The large increase in revenues between 2004 and 2003 was due to the $105.7 million charge for the Comcast arbitration ruling attributable to periods prior to July 1, 2003 that was recorded in the third quarter of 2003. See Note 4 to our Consolidated Financial Statements for details regarding the arbitration proceedings we had with Comcast in 2003 (the “Comcast Arbitration”), and the resulting financial impact to our business as a result of the arbitration ruling.

Processing Revenue. Processing revenues for: (i) 2005 increased $19.9 million, or 6.1%, to $346.5 million, from $326.6 million for 2004; and (ii) 2004 decreased by $15.0 million, or 4.4%, to $326.6 million, from $341.6 million for 2003.

•	The increase in processing revenues between 2005 and 2004 was primarily due to: (i) an increase in the number of customer accounts processed on our systems; and (ii) increased usage of ancillary products and services. These ancillary products and services consist of such things as marketing services and the use of reporting tools. Spending on such items is done at the discretion of our clients. The demand for such products and services from our clients increased between years, and we expect the demand for such services to remain strong going forward as well.

•	The decrease in processing revenues between 2004 and 2003 was primarily due to lower processing revenues from Comcast as a result of the Comcast Arbitration ruling in the third quarter of 2003.

Additional information related to processing revenues is as follows:

•	Amortization of the client contracts intangible asset (reflected as a reduction of processing revenues) for 2005, 2004, and 2003 was $12.7 million, $11.4 million, and $6.4 million, respectively. The increase in amortization between years was primarily due to the acceleration of amortization related to the new Comcast Contract effective in March 2004. The Comcast Contract amortization is expected to be approximately $3 million per quarter through the end of the Comcast Contract term of December 31, 2008.

•	Total customer accounts processed on our systems as of December 31, 2005, 2004, and 2003 were 45.2 million, 43.5 million, and 44.1 million, respectively.

•	The increase in customer accounts processed on our systems between 2005 and 2004 relates primarily to organic growth experienced by our clients.

•	During 2004, we renewed a client contract which resulted in a modification to the definition of customer billing units for this client, which had the effect of lowering the customer volume counts. Also, the customers of an Internet dial-up service provider were converted off our system during 2004. These two items together resulted in a total reduction in customer accounts processed on our system by approximately 2 million accounts when compared to those in 2003. This reduction was offset principally by organic growth experienced by our existing clients.

•	ARPU for 2005, 2004, and 2003 was $7.81, $7.46, and $7.58, respectively.

•	The increase in 2005 ARPU when compared to 2004 was primarily attributed to higher revenues related to our clients’ discretionary and variable use of ancillary products and services, as noted above.

•	The decrease in 2004 ARPU when compared to 2003 was primarily related to the reduction in Comcast processing revenues as a result of the Comcast Arbitration ruling, as noted above.

The ARPU for the fourth quarter of 2005 was $7.72 compared to $7.86 for the third quarter of 2005. The reduction in the fourth quarter 2005 ARPU is related primarily to the new EchoStar Contract, which went into effect on November 1, 2005.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for: (i) 2005 increased $6.1 million, or 24.2%, to $30.9 million, from $24.8 million for 2004; and (ii) 2004 was relatively flat between years at $24.8 million, compared to $25.8 million for 2003. The increase between 2005 and 2004 was due primarily to an increase in software license sales of our workforce automation and call center solutions during the first half of 2005.

Expected Impacts to 2006 Revenues. Communication service providers continue to look for ways to improve their financial and operational performance. One way in which service providers attempt to accomplish this is through the selling or exchanging of market locations with other service providers in order to gain a larger concentration of customer accounts within a particular geographic region (referred to as “regionalization”). Such regionalization efforts may result in additions or reductions in the number of customer accounts processed on our systems, depending upon whether the customer accounts impacted by the regionalization projects will be added or removed from one of our clients’ contracts after the ownership transfer between service providers is completed.

We expect to experience a reduction in the number of customer accounts processed on our systems during the first half of 2006 as a result of certain client regionalization projects. We expect that the impact of these regionalization projects will be the movement of approximately one million customer accounts currently processed on our systems to a competitor’s system. This reduction in customers processed on our systems is not associated with the expected transfer of the Adelphia customer accounts mentioned above. Although this reduction in the number of customers processed on our systems, and certain of the client matters discussed above under “Significant Client Relationships”, are expected to have a negative impact on our 2006 revenues, we believe our business opportunities are such that we expect our 2006 revenues to be flat to slightly down when compared to 2005 revenues from continuing operations. As a result of the recurring revenue nature of our business model, we have visibility into approximately 90% of our expected 2006 revenues. In addition, we have no major contracts up for renewal in 2006. However, there can be no assurance that we will be successful in our attempts to achieve our overall revenue expectations for 2006.

Cost of Processing and Related Services. The cost of processing and related services revenues consists principally of: (i) data processing and communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, and equipment maintenance, etc.); (iii) client support organizations (e.g., client call centers, account management, etc.); (iv) various product support organizations (e.g., product management and delivery, product maintenance, etc.); and (v) facilities and infrastructure costs related to the statement production and support organizations. The costs related to new product development (including enhancements to existing products) are included in R&D expenses.

The cost of processing and related services for: (i) 2005 increased $23.5 million, or 16.0%, to $170.3 million, from $146.8 million for 2004; and (ii) 2004 increased $6.3 million, or 4.5%, to $146.8 million, from $140.5 million for 2003.

•	The increase in cost of processing and related services between 2005 and 2004 was primarily due to: (i) an increase in labor-related costs, primarily as a result of merit wage increases and the increase in staff levels to support the growth opportunities of our VoIP products and services and to accommodate the migration of clients to ACP; (ii) an increase in data processing costs, primarily due to growth in the number of customers processed on our systems, and greater processing requirements for ACP functionality; and (iii) an increase in variable costs related to the delivery of ancillary products and services (e.g., print costs, etc.), which directly correlate with the increase in revenues related to ancillary products and services.

•	The increase in cost of processing and related services between 2004 and 2003 was primarily due to: (i) an increase in data processing costs, primarily due to greater processing requirements for ACP functionality, and an increase in the cumulative number of our clients’ customer accounts processed on our system throughout the year; and (ii) an increase in stock-based compensation expense.

In response to the expected reduction in revenues resulting from the Comcast Arbitration ruling, during the fourth quarter of 2003, we implemented a cost reduction initiative, consisting primarily of involuntary employee terminations and a reduction of costs related to certain of our employee compensation and fringe benefit programs, to include a freeze in wages for 2004. A large percentage of the expected savings from this cost reduction initiative was expected to impact our cost of processing and related services. However, the benefits from the cost reduction initiative implemented in late 2003 were principally offset by an increase in labor-related costs primarily as a result of the merit wage increases in August 2004 and the increase in staff added in the latter part of 2004 to support the growth opportunities of our VoIP products and services and migration of clients to ACP.

Gross margin percentages related to our processing and related services revenues were 50.8%, 55.0%, and 58.9% for 2005, 2004, and 2003, respectively. The decreases in the gross margin percentages between years relates primarily to the increase in costs related to the VoIP and ACP initiatives, as mentioned above, without a commensurate increase in revenues associated with such initiatives. This is the result of the investment we are making in our VoIP products and services, as well as our efforts to migrate our clients to the ACP platform. That is, we do not receive any additional revenue from our clients associated with their migration to the ACP platform. In addition, at this time, the incremental revenues from VoIP products and services are not significant. In addition, the gross margin percentages were negatively impacted by the lower Comcast revenues beginning in 2004.

Our gross margin percentage related to processing and related services revenues for the fourth quarter of 2005 was approximately 49%, which reflected the impact of two months of the new pricing under the EchoStar Contract.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services revenues consists principally of: (i) client support organizations (e.g., client call centers, account management, etc.); (ii) various product support organizations (e.g., product management and delivery, product maintenance, etc.); (iii) professional services organizations; (iv) facilities and infrastructure costs related to these organizations; and (v) third-party software costs and/or royalties related to certain software products. The costs related to new product development (including enhancements to existing products) are included in R&D expenses.

The cost of software, maintenance and services for: (i) 2005 decreased $5.3 million, or 21.3%, to $19.7 million, from $25.0 million for 2004 and (ii) 2004 decreased $5.4 million, or 17.5%, to $25.0 million, from $30.4 million for 2003. The decrease was related primarily to reductions in our personnel assigned to software maintenance projects.

Gross margin (loss) percentages related to our software, maintenance and services revenues were 36.1%, (0.8%), and (17.8%) for 2005, 2004, and 2003, respectively. The improvement in the gross margin percentages between years primarily related to lower costs between periods, as noted above, and 2005 having the benefit of the impact of increased software license sales of our workforce automation and call center solutions during the first half of 2005.

Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services revenues may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our software and maintenance, professional services, and overall gross margins, will likely occur between periods.

Overall Gross Margin. Our overall gross margin for 2005, 2004, and 2003 was $187.3 million, $179.5 million, and $90.9 million, respectively. The overall gross margin percentages for 2005, 2004, and 2003 were 49.6%, 51.1%, and 34.7%, respectively. The changes in the gross margin and gross margin percentage between 2005 and 2004 were due to the factors discussed above. The gross margin and gross margin percentage for 2003 were significantly impacted by the Comcast Arbitration ruling. The $105.7 million reduction in processing revenues in 2003 related to the Comcast Arbitration ruling had the effect of lowering our overall gross margin percentage by approximately 19 percentage points.

R&D Expense. R&D expense for: (i) 2005 increased $2.0 million, or 6.4%, to $33.9 million, from $31.9 million for 2004; and (ii) 2004 increased $1.5 million, or 4.9%, to $31.9 million, from $30.4 million for 2003. These increases were primarily due to increased employee-related costs, to include the impacts of the merit wage increases in August 2005 and 2004.

During 2005, 2004, and 2003, we focused our development and enhancement efforts on various R&D projects consisting principally of enhancements to ACP functionalities and related software products, targeted to increase the functionalities and features of the products, including those necessary to service VoIP product offerings. We did not capitalize any internal software development costs during 2005, 2004, and 2003. As a percentage of total revenues, R&D expense for 2005, 2004, and 2003 was 9.0%, 9.1%, and 11.6%, respectively. The reason for the decrease in R&D expense as a percentage of total revenues between 2004 and 2003 was due to the lower revenues in 2003 resulting from the Comcast Arbitration ruling. Absent the impact of the $105.7 million reduction in processing revenues in 2003 related to the Comcast Arbitration ruling, R&D expense as a percentage of revenues would have been 8.3%.

At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above, and we expect to spend a larger percentage of our total revenues on R&D in the future.

Selling, General and Administrative Expense (“SG&A”). SG&A expense for: (i) 2005 increased $13.0 million, or 33.0%, to $52.5 million, from $39.5 million for 2004; and (ii) 2004 decreased $10.5 million, or 21.2%, to $39.5 million, from $50.0 million for 2003. As a percentage of total revenues, SG&A expense for 2005, 2004, and 2003 was 13.9%, 11.2%, and 19.1%, respectively.

•	The increase in SG&A expense between 2005 and 2004 relates primarily to: (i) an increase of $8.4 million related to the retirement benefits recorded for our former CEO, as discussed above; (ii) an increase of $4.5 million in various personnel-related costs, principally related to stock-based compensation expense as a result of new equity awards; and (iii) an increase in bad debt expense between years due to the recognition of negative bad debt expense of approximately $2 million in 2004 related to the sale of the Adelphia pre-bankruptcy accounts receivable (see Note 10 to our Consolidated Financial Statements for further details), with no comparable amount for 2005. These increases were offset to a certain degree by $2.5 million of expense recorded in 2004 related to other executive management departures from our company.

•	The decrease in SG&A expense between 2004 and 2003 relates primarily to: (i) a decrease in legal fees due to the Comcast Arbitration concluding in October 2003 (such costs were approximately $12 million for 2003 with no comparable amounts in 2004); and to a much lesser degree (ii) a decrease in bad debt expense of approximately $2 million in 2004 due to the recognition of negative bad debt expense in 2004 related to the sale of the Adelphia pre-bankruptcy accounts receivable, with no comparable amounts in 2003. These decreases were offset to a certain degree by $2.5 million of expense recorded in 2004 related to other executive management departures from our company; and (ii) an increase in stock-based compensation between periods of $1.1 million. The increase in stock-based compensation relates to our exchange of certain stock options for restricted stock in December 2003.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for: (i) 2005 was $9.9 million, compared to $10.4 million for 2004; and (ii) 2004 was $10.4 million compared to $12.7 million for 2003. The decreases in depreciation expense between years relate primarily to the limited amount of capital expenditures in 2003 and 2004, as a result of our focus on cost controls during this time frame. The limited amount of capital expenditures during this time period did not have a material adverse impact on our business. Capital expenditures from continuing operations during 2005, 2004, and 2003 were approximately $7 million, $4 million, and $3 million, respectively, and consisted principally of: (i) computer hardware and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure improvements. We expect our capital expenditures for 2006 to be approximately $12 million, and to be consistent with the types of purchases we have made over the most recent years, as noted above.

Restructuring Charges. Our restructuring charges relate to various cost reduction initiatives implemented primarily as a result of the Comcast Arbitration ruling in 2003 and the changes we made to our business operations in 2005, as discussed above. See Note 8 to our Consolidated Financial Statements for a more detailed discussion of our cost reduction initiatives and related restructuring charges, including the current activity in accrued liabilities related to the restructuring charges. Restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income (loss) from continuing operations and diluted earnings per share, for the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands, except diluted earnings per share):

	Year Ended December 31,
	2005	2004	2003
Activities related to the sale of the GSS Business:
Stock-based compensation related to change in control provision	$3,783	$—	$—
Involuntary termination of executive officer (1)	1,357	—	—
Involuntary termination of certain corporate support staff (1)	590	—	—
Management incentive bonuses related to the GSS Business sale	1,409	—	—

Subtotal—restructuring charges related to the sale of the GSS Business	7,139	—	—
Disposal of corporate aircraft (1)	1,556	—	—
Termination of the FairPoint contract	6,209	—	—
Facility abandonments	(389)	1,045	(246)
Involuntary terminations primarily related to the Comcast Arbitration ruling	—	—	2,217
All other restructuring charges	19	247	178

Total restructuring charges	$14,534	$1,292	$2,149

Impact of restructuring charges on results of continuing operations (i.e., have reduced operating results):
Net income	$9,311	$820	$1,460
Diluted earnings per share	$0.19	$0.02	$0.03

(1)	These involuntary terminations are expected to result in annual savings of approximately $2 million. In addition, the disposal of the corporate aircraft is expected to result in annual savings of approximately $2 million.

At this time, we expect to incur additional restructuring charges in 2006 of $2.7 million, of which approximately $2 million relates to the FairPoint contract termination, and the remainder relates to further facility consolidations.

Operating Income. Operating income for: (i) 2005 was $76.4 million, or 20.3% of total revenues, compared to $96.5 million, or 27.5% of total revenues for 2004; and (ii) 2004 was $96.5 million, or 27.5% of total revenues, compared to an operating loss of $(4.4) million, or (1.7)% of total revenues for 2003.

•	The decreases in operating income and the operating income margin between 2005 and 2004 are primarily due to the increase in restructuring charges between years, and the expense incurred in conjunction with the retirement of our former CEO, as discussed above. The $14.5 million of restructuring charges and the $8.9 million of retirement benefits recorded in 2005 had the effect of reducing our operating margin by 6.2 percentage points for 2005. Since we do not expect costs of this nature to occur to this degree in 2006, we expect our operating income and net income to improve in 2006, when compared to that of 2005.

•	The substantial improvement in operating income between 2004 and 2003 was mainly due to the increase in revenue between years, primarily due to the impact of the Comcast Arbitration ruling in 2003, and to a much lesser extent, an improvement in total operating expense between years. Our total consolidated operating expenses for 2004 decreased $11.2 million, or 4.2%, to $254.9 million, when compared to $266.1 million for 2003, primarily due to the cost reduction initiatives implemented during 2003. The $105.7 million reduction in processing revenues in 2003 related to the Comcast Arbitration ruling had the effect of lowering our operating income margin percentage by approximately 29 percentage points.

Our operating results include non-cash charges related to depreciation, amortization (primarily shown as a reduction of processing revenues), and stock-based compensation expense. The total amount of these non-cash expenses, and their impact (net of related estimated income tax expense) on net income (loss) from continuing operations and diluted earnings per share, for the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands, except diluted earnings per share):

	Year Ended December 31,
	2005	2004	2003
Non-cash expenses related to:
Depreciation	$9,862	$10,412	$12,701
Amortization	13,586	11,598	7,107
Stock-based employee compensation	17,047	10,620	4,997

Total	$40,495	$32,630	$24,805

Impact of non-cash expenses on results of continuing operations (i.e., have reduced operating results):
Net income	$25,941	$20,720	$16,855
Diluted earnings per share	0.53	0.40	0.33

Interest Expense. The following are the key changes related to our interest expense between years:

•	Interest expense for: (i) 2005 decreased $2.8 million, or 26.5%, to $7.5 million, from $10.3 million for 2004; (ii) 2004 decreased $4.0 million, or 28.2%, to $10.3 million, from $14.3 million for 2003.

•	The weighted-average balance of our long-term debt for 2005, 2004, and 2003 was $230.0 million, $224.2 million, and $249.0 million, respectively.

•	The weighted-average interest rate on our debt borrowings for 2005, 2004, and 2003, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 3.2%, 4.1%, and 5.3%, respectively.

The change in the weighted-average balance of our long-term debt and the weighted-average interest rate between years relates primarily to the issuance of our Convertible Debt Securities in June 2004 and the retirement of our 2002 Credit Facility with the proceeds from such issuance. The Convertible Debt Securities have a stated coupon rate of 2.5%, which is substantially less than the interest rates paid on our previous bank debt. See Note 7 to our Consolidated Financial Statements for additional discussion of our Convertible Debt Securities.

Write-off of Deferred Financing Costs. As result of the repayment and termination of the 2002 Credit Facility with the proceeds from the issuance of our Convertible Debt Securities in June 2004, we wrote-off unamortized deferred financing costs attributable to the 2002 Credit Facility of $6.6 million (pretax impact) during the second quarter of 2004, which had the effect of reducing our 2004 net income per diluted share by $0.08.

Interest and Investment Income, net. Interest and investment income, net, for: (i) 2005 increased $3.1 million to $4.1 million for 2005, from $1.0 million for 2004; (ii) 2004 was $1.0 million, compared to $0.9 million for 2003. The large increase in 2005 was primarily attributable to an increase in operating funds available for investment throughout the year and the interest earned on the cash proceeds received from the sale of the GSS Business.

Income Tax Provision/Benefit. The following are the key changes related to our income tax provision/benefit between years:

•	For the year ended December 31, 2005, we recorded an income tax provision of $26.2 million, or an effective income tax rate of approximately 36%, compared to an income tax provision of $29.3 million, or an effective income tax rate of approximately 37% for the year ended December 31, 2004.

•	For the year ended December 31, 2003, we recorded an income tax benefit of $12.7 million, or an effective income tax rate of approximately 71%. The 2003 effective income tax rate was impacted by our net operating loss position resulting from the $119.6 million Comcast Arbitration charge, as discussed above, as well as the resolution of certain state and federal income tax issues.

As of December 31, 2005, our net deferred income tax assets were $42.8 million and represented approximately 7% of total assets. We continue to believe that sufficient taxable income will be generated to realize the benefit of these deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Discontinued Operations. As a result of the sale of the GSS and plaNet businesses discussed above, the GSS and plaNet businesses have been reflected as discontinued operations in our results of operations for all periods presented. Gain (loss) from discontinued operations (net of tax) for: (i) 2005 increased $10.3 million to $6.5 million, from $(3.8) million for 2004; and (ii) 2004 improved $17.3 million to $(3.8) million, from $(21.1) million for 2003.

The components of the GSS and plaNet businesses included in discontinued operations (with the 2005 period for the GSS Business representing January 1, 2005 through December 9, 2005) and the significant fluctuations between periods, are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
GSS Business:
Total revenues	$161,737	$166,446	$165,656
Operating expenses:
Restructuring charges	7,128	1,402	9,701
All other operating expenses (1)	171,412	174,165	189,435

Total operating expenses	178,540	175,567	199,136

Operating loss (2)(3)	(16,803)	(9,121)	(33,480)
Other income (expense), net (4)	3,631	4	4,562
Gain on sale of business (5)	23,755	—	—

Discontinued operations, before income taxes	10,583	(9,117)	(28,918)
Income tax benefit	10,328	6,568	8,893

Discontinued operations, net of tax	$20,911	$(2,549)	$(20,025)

	Year Ended December 31,
	2005	2004	2003
plaNet Business:
Total revenues	$10,597	$11,900	$12,289
Total operating expenses	14,018	13,904	13,962

Operating loss	(3,421)	(2,004)	(1,673)
Other income (expense), net	4	12	—
Loss on sale of business (5)	(12,851)	—	—

Discontinued operations, before income taxes	(16,268)	(1,992)	(1,673)
Income tax benefit	1,844	727	587

Discontinued operations, net of tax	$(14,424)	$(1,265)	$(1,086)

(1)

As required by SFAS No. 144, our GSS Business long-lived assets related to property and equipment and software were no longer subject to periodic depreciation and amortization once the GSS Business assets were classified as held for sale as of September 30, 2005. Therefore, our results of discontinued operations for the GSS Business for 2005, 2004, and 2003 include nine, twelve, and twelve months, respectively, of depreciation and amortization related to these long-

lived assets. As a result, depreciation and amortization expense related to the long-lived assets of the GSS Business included in discontinued operations for 2005, 2004, and 2003 was $14.2 million, $18.7 million, and $19.4 million, respectively.

(2)	The change in operating loss between 2004 and 2003 relates primarily to the restructuring activities undertaken in 2003. We incurred significant restructuring charges in 2003 as part of a cost reduction initiative for the GSS Business. The lower operating expenses in 2004 reflect the success of the 2003 restructuring activity, and the improvement in restructuring charges between periods.
(3)	The change in operating loss between 2005 and 2004 relates primarily to the change in restructuring charges between years. In 2005, we recorded significant restructuring charges related to the abandonment of a facility and the realignment of certain management and sales personnel.
(4)	This relates primarily to foreign currency gains and losses, which fluctuated between years as a result of changes in the exchange rates for various foreign currencies, principally the British Pound and the Euro.
(5)	These amounts related to the respective gain and loss on the disposition of the businesses.

The results of operations for the GSS and plaNet businesses reflected in the above table differs from that disclosed in our unaudited condensed financial statements presented in our January 24, 2006 quarterly earnings release and related Form 8-K furnished on that date. The differences relate primarily to the determination of the final purchase price for both businesses that were completed after January 24, 2006 (and are now reflected in the audited December 31, 2005 Consolidated Financial Statements), and the final determination of the gain and loss on the sale of the GSS and plaNet businesses and related income tax impacts, which were still in progress as of January 24, 2006. The change in our earnings as a result of this final accounting is summarized as follows (in thousands, except per share amounts):

	Quarter Ended December 31, 2005			Year Ended December 31, 2005
	Previously Reported	Final Results	Increase	Previously Reported	Final Results	Increase
Income (loss), net of tax:
Income from continuing operations	$4,284	$4,284	$—	$46,742	$46,742	$—
Discontinued operations	9,784	18,315	8,531	(2,044)	6,487	8,531

Net income	$14,068	$22,599	$8,531	$44,698	$53,229	$8,531

Diluted earnings (loss) per common share:
Income from continuing operations	$0.09	$0.09	$—	$0.96	$0.96	$—
Discontinued operations, net of tax	0.20	0.38	0.18	(0.04)	0.13	0.17

Net income	$0.29	$0.47	$0.18	$0.92	$1.09	$0.17

Liquidity

Basis of Presentation. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Consolidated Statements of Cash Flows. Therefore, all historical cash flow information presented below reflects the cash flow results from both continuing and discontinued operations.

However, the December 31, 2004 Consolidated Balance Sheet has been restated to reflect the balance sheet components of the GSS and plaNet businesses as assets and liabilities related to discontinued operations. We believe this presentation provides a comparable basis to analyze our balance sheet activity for continuing operations between the December 31, 2005 and 2004 balance sheet dates. Therefore, all balance sheet information and related discussions presented below reflect this restatement, unless otherwise noted. See Note 2 to our Consolidated Financial Statements for additional discussion of the basis of presentation for our discontinued operations.

Cash and Liquidity. As of December 31, 2005, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $392.2 million, compared to $149.4 million as of December 31, 2004. The increase is primarily due to the cash proceeds we received from the sale of the GSS Business in December 2005. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. All of our cash, cash equivalents, and short-term investments are located in the U.S., and as a result, we have ready access to all of our cash and short-term investment balances.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, we have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of December 31, 2005, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had, after taking into consideration outstanding letters of credit, approximately $98 million of the 2004 Revolving Credit Facility available to us. As of the date of this filing, the outstanding letters of credit have been cancelled, and thus, the entire $100 million is available to us.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities in accordance with generally accepted accounting principles, beginning with net income (loss) and then adding back the impact of non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), and then factoring in the impact of changes in working capital items.

The primary use of our cash is to fund our operating activities. Approximately one-half of our total operating costs relate to labor costs (both employees and contracted labor) for: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. The other primary cash requirements for our operating expenses consist of: (i) postage; (ii) paper and related supplies for our statement processing centers; (iii) data processing and related services and communication lines for our service bureau processing business; and (iv) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. See “Cash Flows From Investing Activities” and “Cash Flows From Financing Activities” below for the other primary uses of our cash. A summary of our material contractual obligations is provided below as well.

Our primary source of cash is from our operating activities. Our current business model consists of a significant amount of recurring revenue sources related to our long-term processing arrangements (billed monthly), and software maintenance agreements (billed monthly, quarterly, or annually.) This recurring revenue base provides us with a reliable and predictable source of cash. In addition, software license fees and professional services revenues provide for material amounts of cash, but the payment streams for these items are not as predictable.

Our consolidated net cash flows provided by (used in) operating activities, which consists of cash from operations and changes in working capital items, for the quarters and years ended for the indicated periods are as follows (in thousands). These amounts are reflected in our Consolidated Statements of Cash Flows.

	2005	2004	2003
Quarter ended:
March 31(1)(3)	$18,865	$31,965	$22,222
June 30 (2)(3)	43,283	40,186	37,141
September 30	24,712	24,805	39,446
December 31(4)(5)	15,714	22,312	(38,456)

Years ended	$102,574	$119,268	$60,353

(1)	Cash flows from operations for the first quarter of 2004 reflect approximately $10 million of favorable changes in working capital related to the Comcast arbitration.
(2)	Approximately $14 million of the cash flows from operations for the second quarter of 2004 can be attributed to the sale of certain Adelphia pre-bankruptcy accounts receivable (See Note 10 to our Consolidated Financial Statements) to a third party and to higher than normal cash collections of accounts receivable within the GSS Business.

(3)	Cash flows from operating activities for the first quarter of 2005 were negatively impacted by approximately $9 million due to a key domestic client delaying payment of an invoice until after quarterend. This amount was subsequently paid in April 2005, which resulted in the payment of four monthly invoices by this client in the second quarter of 2005. The payment of the delayed invoice, along with payments related to certain one-time client contract settlements, contributed approximately $12 million to our cash flows from operating activities for the second quarter of 2005.
(4)	The cash flow used in operating activities of $(38.5) million in the fourth quarter of 2003 relates primarily to the $94.4 million paid to Comcast during the fourth quarter of 2003 as a result of the Comcast Arbitration ruling. Absent this amount, we generated strong cash flows from operating activities for 2003, primarily as a result of our improved cash collections of our GSS Business accounts receivable during the last two quarters of 2003.
(5)	Cash flows from operating activities for the fourth quarter of 2005 were negatively impacted by approximately $10 million due to a key domestic client delaying payment of an invoice until after quarterend. This amount was received in January 2006.

We believe this table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items, in particular, timely collections of our accounts receivable.

The cash flows related to the GSS and plaNet business in 2005 were not significant when compared to that of our continuing operations. Therefore, we do not expect the sale of the GSS and plaNet businesses to have a significant impact on our liquidity or cash flows from operating activities in the future.

Management of our billed accounts receivable is one of the primary factors in maintaining strong quarterly cash flows from operating activities. Our billed trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, we evaluate our performance in collecting our accounts receivable through our calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period. Our target range for our DBO is 55-65 days.

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) related to our continuing operations as of the end of the indicated periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2004:
December 31	$93,926	$(1,948)	$91,978	58
2005:
March 31	95,857	(1,950)	93,907	57
June 30	91,224	(1,403)	89,821	60
September 30	95,775	(1,338)	94,437	60
December 31(1)	106,136	(1,324)	104,812	61

(1)	The increase in both the gross and net billed accounts receivable between September 30, 2005 and December 31, 2005 is due primarily to a key domestic client delaying payment of approximately $10 million until after quarterend, as discussed above.

Significant fluctuations in key balance sheet items between December 31, 2005 and 2004, related to our continuing operations, that impacted our cash flows from operating activities are as follows.

Other Current Assets.

The increase in other current assets from $6.4 million as of December 31, 2004 to $17.1 million as of December 31, 2005 relates primarily to:

•	The disposal of our corporate aircraft, as discussed above. As of December 31, 2005, other current assets included $7.1 million related to the carrying value of the aircraft we purchased in December 2005 in conjunction with the buyout of our lease. We sold the aircraft in January 2006; and

•	The final purchase price for the GSS Business due from Comverse. As of December 31, 2005, other current assets included $3.8 million related to the final purchase price due from Comverse. This amount was paid by Comverse in February 2006.

Accounts Payable.

The increase in accounts payable from $14.4 million as of December 31, 2004 to $17.3 million as of December 31, 2005 relates primarily to accrued costs (e.g., attorney fees, etc.) related to the sale of the GSS Business. A significant portion of these costs are expected to be paid in the first quarter of 2006.

Accrued Employee Compensation.

The increase in accrued employee compensation from $18.3 million as of December 31, 2004 to $32.4 million as of December 31, 2005 relates primarily to the accrual of retirement benefits for our former CEO during 2005, as discussed above. We paid $5.6 million of the retirement benefits to our former CEO in January 2006, with the remaining payments due as follows: $2 million scheduled to be paid in July 2006, and $2 million scheduled to be paid in January 2007. As of December 31, 2005, of the total $9.4 million accrued, $7.8 million is included in accrued employee compensation, and $1.6 million is included in other non-current liabilities.

Deferred Revenue.

The increase in deferred revenue from $12.0 million as of December 31, 2004 to $18.5 million as of December 31, 2005 relates primarily to the deferral of fees related to conversion/set-up services provided under long-term processing contracts. Such fees will be recognized as revenue over the term of the respective processing contract as the related processing services are performed.

Income Taxes.

The decrease in income taxes payable from $23.5 million as of December 31, 2004 to zero as of December 31, 2005 relates primarily to the timing of income tax payments. The estimation of, and the timing related to, our quarterly tax payments were such that we were in a payable situation as of December 31, 2004, and in a receivable position as of December 31, 2005. The income tax receivable recorded as of December 31, 2005 is expected to be substantially collected in the first half of 2006.

Other Current Liabilities.

The increase in other current liabilities from $9.0 million as of December 31, 2004 to $15.8 million as of December 31, 2005 relates primarily to the termination of the FairPoint contract, as discussed above. Under the terms of the FairPoint Termination Agreement, we are required to pay FairPoint a $4 million termination fee during 2006. The full amount of this termination fee was accrued as of December 31, 2005. See Note 8 to our Consolidated Financial Statements for additional discussion of this matter.

Other Non-Current Liabilities.

The increase in other non-current liabilities from $1.5 million as of December 31, 2004 to $6.3 million as of December 31, 2005 relates primarily to:

•	The accrual of the non-current portion (i.e., to be paid in 2007) of the retirement benefits to be made to our former CEO ($1.6 million as of December 31, 2005), as mentioned above; and

•	Indemnifications totaling $2.8 million that were recorded in conjunction with the sale of the GSS and plaNet businesses. See Note 12 to our Consolidated Financial Statements for additional discussion of this matter.

The Comcast Arbitration ruling in 2003 had the following key impacts to changes in our operating assets and liabilities for 2004 and 2003, as reflected in our cash flows from operating activities for these periods.

Arbitration Charge Payable.

The decrease in the arbitration charge payable reflected in the Consolidated Statements of Cash Flows relates to the $119.6 million Comcast arbitration award. We paid approximately $95 million of this amount in the fourth quarter of 2003. During the first quarter of 2004, we paid the remaining approximately $25 million.

Income Tax Payable/Receivable.

We were in a domestic net operating loss (“NOL”) position for 2003 as a result of the $119.6 million Comcast charge recorded in 2003. As a result, our income tax receivable as of December 31, 2003 was $35.1 million, which resulted from our ability to claim a refund for 2003 income taxes already paid, and from our ability to carry back our NOL to prior years. During the first quarter of 2004, we received approximately $34 million of this income tax receivable, and identified additional income tax receivable amounts during our final preparation of our 2003 U.S. Federal income tax return, which was filed in March 2004. As a result, our December 31, 2004, income taxes receivable was $4.1 million.

Cash Flows From Investing Activities. During 2005, our cash flows from investing activities included two unique items already discussed above: the net proceeds from the sale of discontinued operations (the GSS and plaNet businesses) and the purchase of the corporate aircraft held for sale. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed as follows:

Purchases/Sales of Short-term Investments.

We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible into cash. During the year ended December 31, 2005, we purchased $88.1 million and sold $66.3 million of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase additional short-term investments in the future.

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

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2005	2004	2003
Property and equipment	$12,798	$9,655	$9,021
Client contracts	6,060	3,466	1,767

Of the property and equipment capital expenditures for the year ended December 31, 2005 and 2004, approximately 56% and 41%, respectively, related to our continuing operations. Our property and equipment expenditures consisted principally of computer hardware and related equipment, and facilities and internal infrastructure items. For 2006, we expect that capital expenditures related to our continuing operations will be approximately $12 million.

All of the investments in client contracts for the year ended December 31, 2005 and 2004 related to our continuing operations. These investments relate primarily to costs incurred for conversion/set-up services related to long-term processing arrangements. As of December 31, 2005, we did not have any material commitments for capital expenditures or for investments in client contracts.

Cash Flows From Financing Activities. We have had limited financing activities over the last several years, and historically, we have not been active in the capital markets. Our financing activities typically consist of various debt-related transactions, and activities with our common stock.

Long-Term Debt.

During the first quarter of 2004, we made a mandatory $30 million prepayment on our 2002 Credit Facility. This payment was made with the proceeds from our $34 million of income tax refunds received in March 2004, as discussed above.

In June 2004, we completed our offering of the Convertible Debt Securities. We used a portion of the $230 million of proceeds from the Convertible Debt Securities to repay the outstanding balance of $198.9 million and terminate our 2002 Credit Facility. In connection with the issuance of the Convertible Debt Securities, we incurred debt issuance costs of approximately $7 million.

Common Stock.

Proceeds from the issuance of common stock relates to our various stock-based employee compensation plans, primarily from the exercise of stock options. The $5.3 million of cash received from the issuance of common stock for the year ended December 31, 2005 relates primarily to the exercise of stock options throughout the year.

Repurchase of Common Stock.

As discussed above, during 2005, 2004, and 2003, we repurchased shares of our common stock under the guidelines of our Stock Repurchase Program for $73.0 million, $52.9 million, and zero, respectively. In addition, outside of our Stock Repurchase Program, during 2005 and 2004, we repurchased from our employees and then cancelled approximately 394,000 shares and 174,000 shares of our common stock for $8.3 million and $3.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheet. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Balance Sheet, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2005, and the future periods in which such obligations are expected to be settled in cash (in thousands).

	Total	Less than 1 year	Years 2–3	Years 4-5	More than 5 Years
Long-term debt	$336,375	$5,750	$11,500	$11,500	$307,625
Operating leases	50,696	7,495	15,774	11,282	16,145
Purchase obligations	135,926	38,356	56,946	40,230	394
Severance/retirement	12,635	10,404	2,231	—	—

Total	$535,632	$62,005	$86,451	$63,012	$324,164

Our long-term debt obligations are discussed in more detail in Note 7 to our Consolidated Financial Statements. The contractual obligation amount reflected for our long-term debt is based upon the following assumptions: (i) our Convertible Debt Securities are outstanding through their due date of June 15, 2024; (ii) upon settlement of the Convertible Debt Securities, our cash obligation will not exceed the principal amount of the Convertible Debt Securities; and (iii) interest paid through the life of the Convertible Debt Securities at a rate of 2.5% per annum. The operating lease and severance/retirement benefits contractual obligations are discussed in Note 12 to our Consolidated Financial Statements. Our purchase obligations consist primarily of our expected base fees under the FDC services agreement (discussed in Note 12 to our Consolidated Financial Statements), data communication services, and third-party software /software maintenance.

Of the total contractual obligations and commercial commitments above, approximately $249 million is reflected on our Consolidated Balance Sheet and approximately $287 million is not.

Off-Balance Sheet Arrangements

In conjunction with the sale of the GSS and planet businesses, we have agreed to indemnify the buyers of the businesses against certain losses they may incur in connection with the purchased business subsequent to the sale dates. See Note 12 to the Consolidated Financial Statements for further discussion of those indemnifications.

Capital Resources

Our discontinued operations did not have a significant impact on our historical sources or uses of capital resources, and therefore, we expect the sale of the GSS and plaNet businesses to have little to no effect on our future sources or uses of capital resources.

As of December 31, 2005, we had $392.2 million of cash and short-term investments available to fund our operations, and we expect to generate additional cash during 2006. The following are the key items to consider in assessing our sources and uses of capital resources:

•	During 2005, we repurchased 3.8 million shares of our common stock for $73 million under our Stock Repurchase Program. At this time, we expect to purchase approximately $60 million of our common stock under our Stock Repurchase Program during 2006. We have the ability to purchase a greater amount of shares under the Stock Repurchase Plan during 2006.

•	We acquired Telution for approximately $22 million in cash, which was paid at the closing of the transaction on March 1, 2006. In addition, the purchase agreement provides for contingent payments of up to $8 million over the next three years. The contingent payments are dependent upon certain product integration and revenue targets.

•	At this time, we expect to spend approximately $12 million on capital expenditures during 2006. However, as of December 31, 2005, we have made no significant capital commitments.

•	As of December 31, 2005, we were required to pay our former CEO, Mr. Hansen, $9.6 million of retirement benefits, of which $5.6 million was paid in January 2006, $2.0 million will be paid in July 2006, and $2.0 million will be paid in January 2007.

•	We are required to pay FairPoint $4 million pursuant to our Termination Agreement during 2006.

•	Our Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities are subject to certain conversion triggers based upon: (i) the price of our common stock; (ii) the trading price of the Convertible Debt Securities; (iii) us putting the Convertible Debt Securities back to the holders; (iv) the occurrence of specified corporate transactions, to include a change of control as defined in the bond Indenture; and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. We do not expect any of the conversion triggers to occur during the next 12 months. As a result, in the near-term, we expect our annual debt service costs related to the Convertible Debt Securities to be limited to the annual interest payments of $5.8 million.

The Convertible Debt Securities are convertible into the our common stock, under the specified conditions and settlement terms outlined above, at an initial conversion rate of 37.3552 shares per $1,000 principal amount of Convertible Debt Securities, which is equal to an effective conversion price of $26.77 per share. The bond Indenture includes anti-dilution provisions for the holders such that the conversion rate (and thus, the effective conversion price) can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases of our common stock by us pursuant to a self-tender offer or exchange offer. A lower effective conversion price may have several impacts to us, including a greater potential for: (i) the occurrence of the conversion trigger based upon the price of our common stock; and (ii) the Convertible Debt Securities having an impact on our diluted earnings per share if our common stock price exceeds the then-current effective conversion price.

•	The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of December 31, 2005, we had made no borrowings under the 2004 Revolving Credit Facility, and at this time, we do not expect to make any borrowings under the 2004 Revolving Credit Facility in 2006. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of December 31, 2005, the commitment fee rate was 37.5 basis points per annum. As of December 31, 2005, after taking into consideration outstanding letters of credit, approximately $98 million of the 2004 Revolving Credit Facility was available to us. As of the date of this filing, the outstanding letters of credit have been cancelled, and thus, the entire $100 million is available to us.

In summary, going forward, we expect to continue to make investments in client contracts, capital equipment, and R&D, and expect to continue to make stock repurchases under our Stock Repurchase Program. In addition, as part of our growth strategy, we are continually evaluating potential business and asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that our current cash and short-term investments balance, together with cash expected to be generated from future operating activities and the amount available under the 2004 Revolving Credit Facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income from continuing operations before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the year ended December 31, 2005, was 7.48:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2005, we are exposed to market risks related to changes in interest rates, and fluctuations and changes in the market value of our short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

As a result of the sale of the GSS Division during December 2005 (see Note 2 to our Consolidated Financial Statements), all of our future revenues from continuing operations are expected to be generated from North America, primarily from the U.S. As a result, we are no longer exposed to significant foreign exchange rate risk.

Market Risk Related to Long-Term Debt. We are exposed to interest rate risk related to long-term debt from two sources: our Convertible Debt Securities, and our 2004 Revolving Credit Facility.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of December 31, 2005 we had made no borrowings under the 2004 Revolving Credit Facility.

See Note 7 to the Consolidated Financial Statements for additional information related to our long-term debt.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of December 31, 2005 and 2004 were $392.2 million and $149.4 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2005 and 2004 were $46.1 million and $23.9 million, respectively. The day-to-day management of our cash equivalents and short-term investments is done by the money management branch of one of the largest financial institutions in the U.S. This financial institution manages our cash equivalents and short-term investments based upon strict and formal investment guidelines established by us. Under these guidelines, short-term investments are limited to highly liquid, short-term government and corporate securities that have a credit rating of A-1 / P-1 or better.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. That report appears immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CSG Systems International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CSG Systems International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

March 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado

March 13, 2006

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$346,113	$125,509
Short-term investments	46,111	23,927

Total cash, cash equivalents and short-term investments	392,224	149,436
Trade accounts receivable-
Billed, net of allowance of $1,324 and $1,948	104,812	91,978
Unbilled and other	6,660	5,856
Deferred income taxes	9,565	6,142
Income taxes receivable	5,032	4,040
Other current assets	17,145	6,368
Assets related to discontinued operations	—	70,867

Total current assets	535,438	334,687
Property and equipment, net	21,143	24,256
Goodwill	623	623
Client contracts, net	41,661	50,427
Deferred income taxes	33,275	38,808
Other assets	6,236	7,241
Assets related to discontinued operations	—	254,365

Total assets	$638,376	$710,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$19,651	$19,446
Trade accounts payable	17,306	14,437
Accrued employee compensation	32,447	18,329
Deferred revenue	9,575	9,085
Income taxes payable	—	23,488
Other current liabilities	15,783	8,969
Liabilities related to discontinued operations	—	68,258

Total current liabilities	94,762	162,012

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	8,943	2,959
Other non-current liabilities	6,341	1,532
Liabilities related to discontinued operations	—	5,834

Total non-current liabilities	245,284	240,325

Total liabilities	340,046	402,337

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 14,708,778 and 8,757,614 shares reserved for employee stock purchase plan and stock incentive plans; 47,886,480 and 51,016,326 shares outstanding	601	595
Additional paid-in capital	316,764	298,767
Deferred employee compensation	—	(1,320)
Treasury stock, at cost, 12,290,485 and 8,482,496 shares	(296,976)	(224,008)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	71	(5)
Cumulative translation adjustments related to discontinued operations	—	9,400
Accumulated earnings	277,870	224,641

Total stockholders’ equity	298,330	308,070

Total liabilities and stockholders’ equity	$638,376	$710,407

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Processing and related services	$346,463	$326,556	$341,628
Software, maintenance and services	30,854	24,845	25,766

	377,317	351,401	367,394
Charge for arbitration ruling attributable to periods prior to July 1, 2003	—	—	(105,679)

Total revenues, net	377,317	351,401	261,715

Cost of revenues:
Processing and related services	170,344	146,837	140,475
Software, maintenance and services	19,720	25,047	30,359

Total cost of revenues	190,064	171,884	170,834

Gross margin (exclusive of depreciation)	187,253	179,517	90,881

Operating expenses:
Research and development	33,932	31,887	30,398
Selling, general and administrative	52,492	39,453	50,041
Depreciation	9,862	10,412	12,701
Restructuring charges	14,534	1,292	2,149

Total operating expenses	110,820	83,044	95,289

Operating income (loss)	76,433	96,473	(4,408)

Other income (expense):
Interest expense	(7,537)	(10,261)	(14,296)
Write-off of deferred financing costs	—	(6,569)	—
Interest and investment income, net	4,059	975	920
Other, net	6	(303)	(85)

Total other	(3,472)	(16,158)	(13,461)

Income (loss) from continuing operations before income taxes	72,961	80,315	(17,869)
Income tax (provision) benefit	(26,219)	(29,317)	12,703

Income (loss) from continuing operations	46,742	50,998	(5,166)

Discontinued operations:
Loss from discontinued operations, includes net pretax gain on 2005 disposals of $10,904	(5,685)	(11,109)	(30,591)
Income tax benefit	12,172	7,295	9,480

Discontinued operations, net of tax	6,487	(3,814)	(21,111)

Net income (loss)	$53,229	$47,184	$(26,277)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.98	$1.01	$(0.10)
Discontinued operations, net of tax	0.13	(0.08)	(0.41)

Net income (loss)	1.11	0.93	(0.51)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	0.96	0.99	(0.10)
Discontinued operations, net of tax	0.13	(0.07)	(0.41)

Net income (loss)	$1.09	$0.92	$(0.51)

Weighted-average shares outstanding:
Basic	47,851	50,477	51,432
Diluted	48,571	51,223	51,432

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Deferred Employee Compensation	Treasury Stock	Foreign Currency Translation	Unrealized Gain (Loss) on Short-Term Investments	Accumulated Earnings	Total Stockholders’ Equity
BALANCE, January 1, 2003	51,727	$577	$255,452	$(3,904)	$(186,045)	$1,060	$(6)	$214,971	$282,105

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(26,277)
Unrealized gain on investments, net of tax impact	—	—	—	—	—	—	7	—
Foreign currency translation adjustments	—	—	—	—	—	5,459	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	(20,811)
Issuance of common stock pursuant to employee stock purchase plan	129	2	1,313	—	—	—	—	—	1,315
Exercise of stock options	41	—	355	—	—	—	—	—	355
Tax benefit of employee stock-based compensation plans	—	—	33	—	—	—	—	—	33
Issuance of restricted common stock pursuant to agreement	480	—	—	(3,697)	14,934	—	—	(11,237)	—
Issuance of restricted common stock pursuant to employee stock-based compensation plans	210	2	(2)	—	—	—	—	—	—
Issuance of restricted common stock pursuant to tender offer to exchange stock options for restricted stock	1,214	12	(12)	—	—	—	—	—	—
Repurchase and cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(13)	—	(207)	—	—	—	—	—	(207)
Stock-based employee compensation expense	—	—	2,416	3,143	—	—	—	—	5,559
Tax benefit of common stock warrants	—	—	22,436	—	—	—	—	—	22,436

BALANCE, December 31, 2003	53,788	593	281,784	(4,458)	(171,111)	6,519	1	177,457	290,785

Comprehensive income:
Net income	—	—	—	—	—	—	—	47,184
Unrealized loss on investments, net of tax impact	—	—	—	—	—	—	(6)	—
Foreign currency translation adjustments	—	—	—	—	—	2,881	—	—
Comprehensive income	—	—	—	—	—	—	—	—	50,059
Repurchase of common stock pursuant to Board-approved stock repurchase program	(2,983)	—	—	—	(52,897)	—	—	—	(52,897)
Issuance of common stock pursuant to employee stock purchase plan	84	1	1,182	—	—	—	—	—	1,183
Exercise of stock options	560	6	5,737	—	—	—	—	—	5,743
Tax benefit of employee stock-based compensation plans	—	—	1,312	—	—	—	—	—	1,312

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Deferred Employee Compensation	Treasury Stock	Foreign Currency Translation	Unrealized Gain (Loss) on Short-Term Investments	Accumulated Earnings	Total Stockholders’ Equity
Issuance of restricted common stock pursuant to employee stock-based compensation plans	10	—	—	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(269)	(3)	(882)	885	—	—	—	—	—
Repurchase and cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(174)	(2)	(2,999)	—	—	—	—	—	(3,001)
Stock-based employee compensation expense	—	—	12,633	2,253	—	—	—	—	14,886

BALANCE, December 31, 2004	51,016	595	298,767	(1,320)	(224,008)	9,400	(5)	224,641	308,070

Comprehensive income:
Net income	—	—	—	—	—	—	—	53,229
Unrealized gain on investments, net of tax impact	—	—	—	—	—	—	76	—
Foreign currency translation adjustments (relates to the sale of the GSS Business)	—	—	—	—	—	(9,400)	—	—
Comprehensive income	—	—	—	—	—	—	—	—	43,905
Repurchase of common stock pursuant to Board-approved stock repurchase program	(3,808)	—	—	—	(72,968)	—	—	—	(72,968)
Issuance of common stock pursuant to employee stock purchase plan	68	—	1,138	—	—	—	—	—	1,138
Exercise of stock options	369	4	4,174	—	—	—	—	—	4,178
Tax benefit of employee stock-based compensation plans	—	—	2,001	—	—	—	—	—	2,001
Issuance of restricted common stock pursuant to employee stock-based compensation plans	911	9	(9)	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(276)	(3)	3	—	—	—	—	—	—
Repurchase and cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(394)	(4)	(8,348)	—	—	—	—	—	(8,352)
Modification to stock-based awards	—	—	(600)	600	—	—	—	—	—
Stock-based employee compensation expense	—	—	19,638	720	—	—	—	—	20,358

BALANCE, December 31, 2005	47,886	$601	$316,764	$—	$(296,976)	$—	$71	$277,870	$298,330

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$53,229	$47,184	$(26,277)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation	13,690	15,091	17,378
Amortization	25,130	27,310	24,303
Restructuring charge for abandonment of facilities and impairment of assets	10,451	909	4,424
Net pretax gain on disposition of discontinued operations	(10,904)	—	—
Gain on short-term investments	(336)	(49)	(19)
Write-off of deferred financing costs	—	6,569	—
Deferred income taxes	(1,947)	17,887	2,018
Tax benefit of stock-based compensation awards	2,001	1,312	33
Stock-based employee compensation	20,358	14,886	5,559
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(17,271)	(4,003)	45,604
Other current and non-current assets	2,939	(338)	(1,536)
Arbitration charge payable	—	(25,181)	25,181
Income taxes payable/receivable	(6,565)	26,231	(41,244)
Accounts payable and accrued liabilities	8,618	(10,075)	(2,003)
Deferred revenue	3,181	1,535	6,932

Net cash provided by operating activities	102,574	119,268	60,353

Cash flows from investing activities:
Net proceeds from the disposition of discontinued operations	239,760	—	—
Purchases of property and equipment	(12,798)	(9,655)	(9,021)
Purchase of aircraft held for sale	(8,712)	—	—
Purchases of short-term investments	(88,058)	(45,094)	(15,463)
Proceeds from sale/maturity of short-term investments	66,286	26,210	13,495
Acquisition of and investments in assets	(579)	(834)	(2,613)
Acquisition of and investments in client contracts	(6,060)	(3,466)	(1,767)

Net cash provided by (used in) investing activities	189,839	(32,839)	(15,369)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,316	6,926	1,670
Repurchase of common stock	(81,320)	(55,898)	(207)
Proceeds from long-term debt	—	230,000	—
Payments on long-term debt	—	(228,925)	(41,075)
Payments of deferred financing costs	(87)	(8,213)	(1,077)

Net cash used in financing activities	(76,091)	(56,110)	(40,689)

Effect of exchange rate fluctuations on cash	(3,760)	2,835	3,678

Net increase in cash and cash equivalents	212,562	33,154	7,973

Cash and cash equivalents, beginning of period	133,551	100,397	92,424

Cash and cash equivalents, end of period	$346,113	$133,551	$100,397

Cash and cash equivalents, end of period, classified as follows:
Continuing operations	$346,113	$125,509	$100,397
Assets related to discontinued operations	—	8,042	—

Total cash and cash equivalents, end of period	$346,113	$133,551	$100,397

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for-
Interest	$6,177	$8,237	$11,251
Income taxes	25,923	(23,009)	13,035

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

CSG Systems International, Inc. (the “Company” or “CSG”), a Delaware corporation, was formed in October 1994 and is based in Denver, Colorado. The Company is a leading provider of outsourced billing, customer care and print and mail solutions and services supporting the North American convergent broadband and direct broadcast satellite markets. The Company’s solutions support some of the world’s largest and most innovative providers of bundled multi-channel video, Internet, voice and IP-based services. The Company’s combination of solutions, services and expertise ensure that cable and satellite providers can continue to rapidly launch new service offerings, improve operational efficiencies and deliver a high-quality customer experience in a competitive and ever-changing marketplace. The Company is an S&P Midcap 400 company.

2. Discontinued Operations

GSS Business. On December 9, 2005, the Company closed on an agreement to sell its Global Software Services (“GSS”) business to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”). The GSS business purchased by Comverse included: (i) the Kenan FX software and services portfolio acquired from Lucent Technologies in 2002, and the Davinci Business acquired in 2002 (both previously reported as the GSS Division by the Company); (ii) the ICMS customer care and billing assets (the “ICMS Business”) acquired from IBM in 2002 (previously reported as part of the Broadband Services (“Broadband”) Division by the Company); and (iii) certain corporate personnel and functions that directly support the GSS business (previously reported as part of the Company’s corporate overhead expenses). These components are collectively referred to as the “GSS Business.”

The final purchase price and net cash proceeds from the sale are summarized as follows (in thousands):

Gross purchase price due from Comverse	$251,000
Less final purchase price adjustments (finalized in February 2006)	(445)

Final purchase price due from Comverse	250,555
Cash included in the GSS Business assets sold	(8,042)

Final purchase price, net of cash sold	242,513
Less costs to sell the GSS Business	(5,002)

Net pretax cash proceeds from the sale of the GSS Business	$237,511

Comverse paid the Company $246.8 million at closing, pending the determination of the final purchase price adjustments. As a result, the accompanying December 31, 2005 Consolidated Balance Sheet includes a $3.8 million accounts receivable (reflected in “other current assets”) from Comverse for the final purchase price adjustment. This amount was paid by Comverse in February 2006.

plaNet Business. On December 30, 2005, the Company closed on an agreement to sell its plaNet Consulting business (the “plaNet Business”) to a group of private investors led by the plaNet management team. The plaNet Business sold excludes the Company’s Broadband Professional Services Group and the ICMS Service Bureau processing business, both of which were retained by the Company, and as a result, are included in the Company’s results of continuing operations for all periods presented. Of the final purchase price of $1.6 million (net of $0.1 million of costs to sell the business), $1.5 million had been received as of December 31, 2005.

Discontinued Operations. The decision to sell these two businesses is consistent with the Company’s decision to intensify its focus on the Company’s core competencies in the North American cable and direct broadcast markets utilizing its Advanced Convergent Platform (“ACP”) product and related services. As a result of the sale of the GSS Business, the Company no longer provides customer care and billing products or services outside of North America.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The GSS Business and plaNet Business both meet the definition of a “component of an entity” and thus have been accounted for as discontinued operations under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the results of operations for the GSS Business and plaNet Business have been reflected as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Consolidated Statements of Cash Flows. To provide for consistent presentation between periods for continuing operations, the December 31, 2004 Consolidated Balance Sheet has been restated to reflect the December 31, 2004 balance sheet components of the sold GSS and plaNet businesses as assets and liabilities related to discontinued operations. As deemed appropriate, the following Notes to the Consolidated Financial Statements have been modified to focus on the Company’s continuing operations, which consist of the Broadband Division and the corporate personnel and functions supporting the Company’s ongoing business.

The individual components of the GSS and plaNet businesses included in discontinued operations (with the 2005 period for the GSS Business representing January 1, 2005 through December 9, 2005) are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
GSS Business:
Total revenues	$161,737	$166,446	$165,656
Total operating expenses	178,540	175,567	199,136

Operating loss	(16,803)	(9,121)	(33,480)
Other income (expense), net	3,631	4	4,562
Gain on sale of business	23,755	—	—

Discontinued operations, before income taxes	10,583	(9,117)	(28,918)
Income tax benefit	10,328	6,568	8,893

Discontinued operations, net of income taxes	$20,911	$(2,549)	$(20,025)

plaNet Business:
Total revenues	$10,597	$11,900	$12,289
Total operating expenses	14,018	13,904	13,962

Operating loss	(3,421)	(2,004)	(1,673)
Other income (expense), net	4	12	—
Loss on sale of business	(12,851)	—	—

Discontinued operations, before income taxes	(16,268)	(1,992)	(1,673)
Income tax benefit	1,844	727	587

Discontinued operations, net of income taxes	$(14,424)	$(1,265)	$(1,086)

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reported as assets and liabilities related to discontinued operations in the accompanying December 31, 2004, Consolidated Balance Sheet are as follows (in thousands):

	GSS Business	plaNet Business	Total
Assets related to discontinued operations:
Cash, cash equivalents, and short-term investments	$8,042	$—	$8,042
Trade accounts receivable, net of allowance	55,771	2,481	58,252
Property and equipment, net of depreciation	9,991	229	10,220
Software, net of amortization	24,695	—	24,695
Goodwill	205,530	12,193	217,723
Other assets	4,982	1,318	6,300

Total assets related to discontinued operations	309,011	16,221	325,232

Liabilities related to discontinued operations:
Trade accounts payable	7,462	513	7,975
Accrued employee compensation	12,530	1,000	13,530
Deferred revenue	47,259	791	48,050
Other liabilities	4,537	—	4,537

Total liabilities related to discontinued operations	71,788	2,304	74,092

Net assets related to discontinued operations	$237,223	$13,917	$251,140

The $8.0 million of cash, cash equivalents, and short-term investments reflected in the above table represents the actual amount of cash, cash equivalents and short-term investments that were sold as part of the GSS Business to Comverse.

3. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Consolidated Financial Statements. The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more critical estimates and related assumptions that affect the Company’s financial condition and results of operations are in the areas of: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) loss contingencies; (v) income taxes; and (vi) capitalization of internal software development costs.

Revenue Recognition. The Company uses various judgments and estimates in connection with the determination of the amount of revenues to be recognized in each accounting period. The Company’s primary revenue recognition criteria include: (i) persuasive evidence of an arrangement; (ii) delivery; (iii) fixed or determinable fees; and (iv) collectibility of fees. In addition, for multiple-element arrangements that are not subject to a higher level of authoritative literature, the Company follows the guidelines of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”, in determining the separate units of accounting. For those revenue arrangements subject to the separation criteria of EITF 00-21, the Company accounts for each of the individual units of accounting as a separate and discrete earnings process considering, among other things, whether a delivered item has value to the client on a stand-alone basis. For such multiple-element arrangements, total

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue is allocated to the separate units of accounting based upon objective and reliable evidence of the fair value of the undelivered item.

The Company has historically derived a significant percentage of its total revenues from continuing operations from processing and related services. Processing and related services revenues consist primarily of monthly processing fees generated from the Company’s core service bureau customer care and billing application called ACP (formerly CCS/BP) and services ancillary to ACP, and generally, are not subject to various judgments and estimates in determining the proper revenue recognition. Processing and related services revenues are recognized as the services are performed. Processing fees are typically billed monthly based on the number of client’s customers served, ancillary services are typically billed on a per transaction basis, and customized print and mail services are billed on a usage basis. Fees received to convert client customers onto the Company’s service bureau customer care and billing applications (as well as the costs to perform the conversion or set-up services) are generally deferred and recognized over the term of the client’s processing arrangement.

The Company’s historical revenues from continuing operations related to software licenses, maintenance services (also known as post-contract customer support, or PCS) and professional services are substantially less than those generated from processing and related services. Software and maintenance revenues consist of the sale of software licenses (principally one-time perpetual licenses) and related software maintenance services. Professional services revenues consist of a variety of consulting services, such as product installation, business consulting, and training services. A substantial percentage of the total combined revenues from these three sources comes from maintenance services.

Software license fees are recognized using the guidelines of: (i) American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”); (ii) SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); and (iii) AICPA Technical Questions and Answers, Section 5100, “Revenue Recognition”. For software arrangements that have multiple elements, such as software, maintenance and professional services, the Company allocates the contract value to the respective elements based on vendor-specific objective evidence (“VSOE”) of their individual fair values, determined in accordance with SOP 97-2. VSOE for maintenance services is established by pricing the maintenance services based upon a substantive maintenance renewal rate expressed as a consistent percentage of the stipulated license fees. For those software arrangements that have multiple elements for which the Company does not have VSOE of fair value on one or more of the delivered elements, the Company allocates the contract value to the respective elements based upon the “residual method” in accordance with SOP 98-9. Under the residual method, the undiscounted fair value of the undelivered elements is deferred and subsequently recognized as they are delivered. The Company’s software arrangements generally do not include implementation services that involve significant production, modification or customization of the software being licensed.

For certain software arrangements, the Company has agreed to “host” the software on Company-owned hardware. In accordance with EITF Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, these hosting services are treated as a separate element of the software arrangement when the client has a contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is feasible for the client to either run the software on its own hardware or contract with another party unrelated to the Company to host the software.

Maintenance fees are recognized ratably over the service period. The Company’s maintenance services consist primarily of client and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements. If specified upgrades or enhancements are offered in an arrangement, which is rare, they are accounted for as a separate element in accordance with SOP 97-2.

Revenues from professional services generally consist of software installation projects with a relatively short duration period. These revenues are generally recognized as the installation work is completed.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue and Unbilled Accounts Receivable. Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Revenue recognized prior to the scheduled billing date is recorded as unbilled accounts receivable. Deferred revenue as of December 31, 2005 and 2004 relates primarily to fees received to convert client customers onto the Company’s service bureau customer care and billing applications, which are recognized over the term of the client’s processing arrangement.

Postage. The Company passes through to its clients the cost of postage that is incurred on behalf of those clients, and typically requires an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. The Company nets the cost of postage against the postage reimbursements, and includes the net amount in processing and related services revenues. The Company has concluded that net treatment of these revenues is appropriate as the Company: (i) generally has little or no credit risk with regard to postage, as the Company requires postage deposits from its clients based on contractual arrangements prior to the mailing of customer statements; (ii) has no discretion over the supplier of postal delivery services; and (iii) is not the primary obligor in the postal delivery service. The cost of postage that has been shown net of the postage reimbursements from the Company’s clients for the years ended December 31, 2005, 2004, and 2003 was $182.2 million, $180.4 million, and $167.7 million, respectively.

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of repurchase agreements, commercial paper, and institutional money market funds. In the first quarter of 2005, the Company reclassified its holdings in auction-rate securities from cash equivalents to short-term investments based on further interpretative guidance on the underlying characteristics of such instruments. Auction rate securities are investments that are typically backed by preferred stock or long-term, variable rate debt instruments whose interest rates are reset at predetermined short-term intervals through an auction process. Prior period amounts for cash equivalents and short-term investments have been reclassified to conform to this presentation. As a result, as of December 31, 2004, 2003 and 2002, cash and cash equivalents amounts were decreased and short-term investments amounts were increased by $7.2 million, $5.0 million and $2.0 million, respectively. The change in classification had no impact on the Company’s previously reported current assets, net income (loss), cash flows from operating activities, or changes in stockholders’ equity for any period.

Short-term Investments and Other Financial Instruments. The Company classifies all of its short-term investments as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments are stated at fair value, with unrealized gains and losses on such securities included, net of the related income tax effect, in stockholders’ equity. For all short-term investments, unrealized losses that are considered “other than temporary” are recognized immediately in earnings. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of the investments. Realized and unrealized gains and losses were not material in any period presented.

The Company’s short-term investments at December 31, 2005 and 2004 consisted of the following (in thousands):

	As of December 31,
	2005	2004
Corporate and municipal auction-rate securities	$37,550	$7,200
U.S. government and agencies	3,984	15,482
Corporate debt securities	4,577	1,211
Other	—	34

Total	$46,111	$23,927

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While the Company’s auction-rate securities held as of December 31, 2005 and 2004 have contractual maturities that extend beyond 10 years from the date of acquisition, these securities are priced and traded as short-term instruments due to the liquidity provided through an interest rate reset feature and have been classified by the Company as short-term investments. All other short-term investments held by the Company as of December 31, 2005 and 2004 have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments were $66.3 million, $26.2 million and $13.5 million in 2005, 2004, and 2003, respectively.

The Company’s other material balance sheet financial instruments as of December 31, 2005 and 2004 include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. As of December 31, 2005, and 2004, the fair value of the Company’s long-term debt, based upon quoted market prices, was approximately $227 million and $232 million, respectively. The fair value of the contingent interest feature of the Company’s long-term debt, considered an embedded derivative, as of December 31, 2005 and 2004, was $0.1 million (see Note 7). The Company does not utilize any derivative financial instruments for purposes of managing the market risks related to its financial instruments.

Concentrations of Credit Risk. In the normal course of business, the Company is exposed to credit risk. The principal concentrations of credit risk relate to cash deposits, short-term investments and the Company’s accounts receivable. The Company regularly monitors credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in a loss. The Company holds its cash deposits and short-term investments with a financial institution it believes to be of sound financial condition.

The Company does not require collateral or other security to support accounts receivable. The Company evaluates the credit worthiness of its clients in conjunction with its revenue recognition processes, as well as through its ongoing collectibility assessment processes for accounts receivable. The Company maintains an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. The Company uses various judgments and estimates in determining the adequacy of the allowance for doubtful accounts receivable. See Note 5 for additional details of our concentration of accounts receivable.

The activity in the Company’s allowance for doubtful accounts receivable for continuing operations for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Balance, beginning of year	$1,948	$6,248	$7,340
Reductions to expense	(112)	(2,615)	(512)
Write-offs	(591)	(2,305)	(580)
Other	79	620	—

Balance, end of year	$1,324	$1,948	$6,248

In 2004, $2.2 million of the reductions to expense and $1.7 million of the write-offs related to the sale of the Adelphia accounts receivable (see Note 10).

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software. The Company expends substantial amounts on research and development (“R&D”), particularly for new products or services, or for enhancements of existing products and services. For development of software products that are to be licensed by the Company, the Company follows SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. For development of software to be used internally (e.g., processing systems software), the Company follows SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires that the cost of developing software for internal use be expensed prior to the application development stage.

The Company expended $33.9 million, $31.9 million, and $30.4 million, respectively, for internal software R&D projects related to continuing operations in the years ended December 31, 2005, 2004, and 2003. The Company did not capitalize any internal software R&D costs under SFAS 86 or SOP 98-1 in the years ended December 31, 2005, 2004, or 2003 as the costs subject to capitalization during these periods were not material. The Company did not have any capitalized internal software R&D costs included in its December 31, 2005 or 2004 accompanying Consolidated Balance Sheets. The determination of whether internal R&D costs are subject to capitalization is, by its nature, highly subjective and involves various judgments.

Realizability of Long-Lived Assets. The Company evaluates the recoverability of its long-lived assets, other than goodwill, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. A long-lived asset is impaired if estimated future undiscounted cash flows associated with that asset are insufficient to recover the carrying amount of the long-lived asset. If deemed impaired, the long-lived asset is written down to its fair value.

Restructuring Charges. The Company accounts for restructuring charges related to contract terminations in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), and restructuring charges related to employee termination benefits in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an Amendment of FASB Statement No. 5 and 43”. SFAS 146 requires that the liability for costs associated with a restructuring activity be recognized when the liability is incurred. For facility abandonments, the liability is recognized and measured at its fair value when the Company ceases using the rights conveyed by the lease agreement. Since the Company’s employee termination benefits are provided pursuant to a substantive ongoing benefit arrangement, SFAS 112 requires that a liability for the employee termination benefits be recognized when it is probable that the benefits will be paid and the amounts to be paid can be reasonably estimated in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).

Loss Contingencies. The Company follows the guidelines of SFAS 5 in determining the appropriate accounting and disclosures for the Company’s loss and gain contingencies. The Company accrues for a loss contingency when: (i) it is probable that an asset has been impaired, or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated. The determination of accounting for loss contingencies is subject to various judgments and estimates. The Company does not record the benefit from a gain contingency until the benefit is realized.

Earnings Per Common Share (“EPS”). EPS has been computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is computed by dividing income (loss) (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted EPS is consistent with the calculation of basic EPS while considering the effect of potentially dilutive common shares outstanding during the period. Unvested shares of restricted stock are not included in the basic EPS calculation. Basic and diluted EPS are presented on the face of the Company’s Consolidated Statements of Operations.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No reconciliation of the basic and diluted EPS numerators is necessary as net income (loss) is used as the numerators for all periods presented. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Year Ended December 31,
	2005	2004	2003
Basic weighted-average common shares	47,851	50,477	51,432
Dilutive effect of common stock options	309	311	—
Dilutive effect of unvested restricted stock	411	435	—
Dilutive effect of Convertible Debt Securities	—	—	—

Diluted weighted-average common shares	48,571	51,223	51,432

Because the Company was in a net loss position for the year ended December 31, 2003, potentially dilutive common shares of 0.3 million (related to certain unvested shares of restricted stock and certain stock options) were excluded in calculating dilutive EPS, as their effect was antidilutive. In addition, irrespective of whether the Company was in a net income or net loss position, potentially dilutive common shares related to stock options and unvested shares of restricted stock of 0.8 million, 1.2 million and 2.8 million, respectively, for the years ended December 31, 2005, 2004, and 2003, were excluded from the computation of diluted EPS as their effect was antidilutive.

The Company adopted EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”) during the fourth quarter of 2004. EITF 04-8 states that shares to be potentially issued under contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether any of the contingent conversion features have been met. On December 15, 2004, in conjunction with the adoption of EITF 04-8, the Company exercised an irrevocable election to settle the $230 million principal amount of its Convertible Debt Securities in cash upon conversion. After exercising the irrevocable election, the Company was able to achieve “Instrument C” status as described in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”) for its Convertible Debt Securities. Instrument C status allows the Company to calculate dilution related to the Convertible Debt Securities using the “treasury stock” method. Under the treasury stock method, the Company has experienced no dilution related to the Convertible Debt Securities as the Company’s average stock price has not exceeded the current effective conversion price of $26.77 per share since their issuance in June 2004. In future periods, the Convertible Debt Securities will impact the Company’s diluted earnings per share calculation only in those periods in which the Company’s average stock price exceeds the then current effective conversion price. As discussed in Note 7, the current effective conversion price of $26.77 per share may be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase Company stock at a price below the then-current market price, cash dividends, and certain purchases by the Company of its common stock pursuant to a self-tender offer or exchange offer.

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

At December 31, 2005, the Company had several stock-based compensation plans (see Note 14). The Company recorded stock-based compensation expense (includes both continuing and discontinued operations) of $20.4 million, $14.9 million and $5.6 million, respectively, for the years ended December 31, 2005, 2004, and 2003.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the Company continues to follow APB 25 for all stock-based awards granted prior to January 1, 2003, and the prospective method of transition under SFAS 148 for stock-based awards granted, modified, or settled on or after January 1, 2003, compensation expense recorded in the Company’s accompanying Consolidated Statements of Operations is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for the Company’s stock-based compensation plans been based on the fair value at the grant dates for awards under those plans for all periods, consistent with the methodology of SFAS 123, the Company’s net income (loss) and net income (loss) per share for the years ended December 31, 2005, 2004, and 2003, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$53,229	$47,184	$(26,277)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	12,648	9,200	3,455
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(14,825)	(13,960)	(18,671)

Net income (loss), pro forma	$51,052	$42,424	$(41,493)

Net income (loss) per share:
Basic—as reported	$1.11	$0.93	$(0.51)
Basic—pro forma	1.07	0.84	(0.81)

Diluted—as reported	1.09	0.92	(0.51)
Diluted—pro forma	1.05	0.83	(0.81)

Comprehensive Income (Loss). The components of comprehensive income (loss) are reflected in the accompanying Consolidated Statements of Stockholders’ Equity.

Reclassification. Certain December 31, 2004 and 2003 amounts have been reclassified to conform to the December 31, 2005 presentation.

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

The Company will adopt SFAS 123R and all related amendments and interpretations effective January 1, 2006 (the “Effective Date”). When the Company adopts SFAS 123R, it expects to use the modified prospective method of transition. Under the modified prospective application, SFAS 123R will apply to new awards and to awards modified, repurchased, or cancelled after the Effective Date. Additionally, compensation cost for the portion of awards that the Company continues to account for in accordance with APB 25 for which the requisite service has not been rendered that are outstanding as of the Effective Date will be recognized as the requisite service is rendered on or after the Effective Date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123. The Company does not expect the adoption of SFAS 123R to have a significant impact to its consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Comcast Arbitration

Arbitration Resolution. During 2002 and 2003, the Company was involved in various legal proceedings with its largest client, Comcast Corporation (“Comcast”), consisting principally of arbitration proceedings related to the Comcast Master Subscriber Agreement. In October 2003, the Company received an unfavorable ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by the Company to Comcast. The award was based on the arbitrator’s determination that the Company had violated the most favored nations (“MFN”) clause of the Comcast Master Subscriber Agreement. The Company recorded the full impact from the arbitration ruling in the third quarter of 2003 as a charge to revenues. As specified in the arbitration ruling, the $119.6 million was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Of the $13.9 million attributable to the third quarter of 2003, $13.5 million was attributed to processing revenues, and $0.4 million was attributed to maintenance revenues. In the fourth quarter of 2003, the Company paid approximately $95 million of the arbitration award to Comcast, and in January 2004, the Company paid the remaining portion of the arbitration award of approximately $25 million. In addition to the arbitration award, the Company paid to Comcast interest of $1.1 million.

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

Impact of Comcast Contract on Client Contracts Intangible Asset. The Company has a long-lived client contracts intangible asset related to its Comcast Contract that has a net carrying value as of December 31, 2005 of $34.2 million. During the first quarter of 2004, the Company evaluated the carrying value of this intangible asset in light of the net cash flows expected to be generated from the Comcast Contract, and concluded that there was no impairment to this asset as a result of the new Comcast Contract. No events have occurred or additional facts have become available since that evaluation was performed that would cause the Company to change its first quarter of 2004 conclusion. However, as a result of the shortened term of the Comcast Contract, effective in March 2004, the Company was required to accelerate the amortization of this intangible asset. Total amortization related to the Comcast Contract for the years ended December 31, 2005, 2004, and 2003 was $12.1 million, $10.5 million, and $5.7 million, respectively. The amortization of the client contracts intangible asset is recorded as a reduction in processing revenues, as opposed to amortization expense, in the accompanying Consolidated Statements of Operations.

5. Segment and Related Information

Segment Information. Segment and related information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires disclosures of selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires operating segments to be determined based on the way management organizes a company for purposes of making operating decisions and assessing performance. As a result of the sale of the GSS and plaNet businesses (see Note 2), the Company’s Broadband Division is the only reportable segment, as defined by SFAS 131.

Products and Services. The Company’s continuing operations consist of its processing operations and related software products. The Company generates a substantial percentage of its revenues by providing outsourced customer care and billing services to the U.S. and Canadian cable television and satellite industries through its core service bureau processing product, ACP. The Company licenses its software products (e.g., ACSR, Workforce Express, etc.) and provides its professional services principally to its existing base of processing clients to enhance the core functionality of its service bureau processing application, increase the efficiency and productivity of the clients’ operations, and allow clients to effectively roll out new products and services to new and existing markets, such as high-speed data/ISP, IP markets, and residential telephony. The

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s full suite of processing, software, and professional services allows clients to automate their customer care and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing of invoices, management reporting, electronic presentment and payment of invoices, and deployment and management of the client’s field technicians.

Geographic Regions. All revenues and long-lived assets related to the Company’s continuing operations are attributable to the Company’s operations in North America, primarily the U.S.

Significant Clients and Industry Concentration. The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of the Company’s revenues from continuing operations are generated from a limited number of clients, with over 70% of the Company’s revenues from continuing operations being generated from its five largest clients, which are Comcast, EchoStar Communications Corporation (“EchoStar”), Time Warner Inc. (“Time Warner”), Charter Communications (“Charter”), and Adelphia Communications (“Adelphia”). See Note 4 for additional discussion of the Company’s business relationship and contract with Comcast. Revenues from these clients represented the following percentages of the Company’s total revenues from continuing operations for the following periods:

	Year Ended December 31,
	2005	2004	2003
Comcast	22%	24%	46%
EchoStar	21%	21%	25%
Time Warner	10%	10%	16%
Charter	10%	9%	13%
Adelphia	9%	9%	8%

For 2003, these percentages were calculated using the total net revenue base of $261.7 million (which includes the $105.7 million of the Comcast arbitration charge attributed to periods prior to July 1, 2003). The calculation of these percentages for Comcast, EchoStar, Time Warner, Charter and Adelphia for 2003 using a revenue base of $367.4 million (which excludes the $105.7 million of the Comcast arbitration charge attributed to periods prior to July 1, 2003) would result in 33%, 18%, 11%, 9%, and 6%, respectively.

As of December 31, 2005 and 2004, the percentage of net billed accounts receivable balances from continuing operations attributable to these clients were as follows:

	As of December 31,
	2005	2004
Comcast	21%	26%
EchoStar	29%	20%
Time Warner	9%	10%
Charter	11%	12%
Adelphia	6%	7%

The Company expects to continue to generate a significant percentage of its future revenues from a limited number of clients, including Comcast, EchoStar, Time Warner, Charter, and Adelphia. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew its contract with the Company, in whole or in part for any reason; (ii) significantly reduce the number of customers processed on the Company’s systems, or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on the Company’s financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of intangible assets).

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Long-Lived Assets

Property and Equipment. Property and equipment included in continuing operations at December 31 consists of the following (in thousands):

	Useful Lives (years)	2005	2004
Computer equipment	3	$17,440	$31,996
Leasehold improvements	5-10	8,027	7,970
Operating equipment	3-5	43,809	42,430
Furniture and equipment	8	12,587	12,532
Capital projects in process	—	613	1,155

		82,476	96,083
Less—accumulated depreciation		(61,333)	(71,827)

Property and equipment, net		$21,143	$24,256

Intangible Assets. The amount of goodwill related to continuing operations was $0.6 million as of December 31, 2005 and 2004. The Company does not have any intangible assets with indefinite lives other than goodwill.

The Company’s intangible assets included in continuing operations subject to ongoing amortization consist of client contracts. As of December 31, 2005 and 2004, the carrying values of these assets were as follows (in thousands):

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$110,295	$(68,634)	$41,661	$105,883	$(55,456)	$50,427

Client contracts consist of: (i) investments in client contracts; and (ii) direct and incremental costs that the Company has capitalized related to revenue arrangements where the Company has deferred fees to convert or set-up client customers onto the Company’s service bureau customer care and billing applications.

Investments in client contracts are principally incentives provided to new or existing clients to convert their customer accounts to, or retain their customers accounts on, the Company’s customer care and billing systems. Investments in client contracts related to client incentives are amortized ratably over the lives of the respective client contracts, which have termination dates that range from 2008 through 2013. As of December 31, 2005 and 2004, the Company had an investment in client contracts related to client incentives, net of accumulated amortization, of $39.8 million and $46.9 million, respectively. Pursuant to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” the amortization of the investments in client contracts related to client incentives is reflected as a reduction in processing and related services revenues in the accompanying Consolidated Statements of Operations, and for the years ended December 31, 2005, 2004, and 2003 was $12.7 million, $11.4 million, and $6.4 million, respectively.

Client contracts related to the deferral of conversion/set-up services costs are amortized proportionately over the same period that the deferred conversion/set-up services fees are recognized as revenue, and are reflected in cost of processing and related services in the accompanying Consolidated Statements of Operations. As of December 31, 2005 and 2004, the Company had client contracts related to conversion/set-up services costs, net of accumulated amortization, of $1.9 million and $3.5 million, respectively. The amortization of client contracts related to the deferral of conversion/set-up services costs was $0.9 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively. During 2005, the Company entered into a contract termination agreement with a FairPoint Communications, Inc. (“FairPoint”), which resulted in the impairment of $4.3 million of a client contract related to conversion/set-up services for this client (see Note 8).

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amortization related to client contracts included in continuing operations for the years ended December 31, 2005, 2004, and 2003, was $13.6 million, $11.6 million, and $6.4 million, respectively. The weighted-average remaining amortization period of client contracts as of December 31, 2005 was approximately 42 months. Based on the December 31, 2005 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2006—$13.5 million; 2007—$12.7 million; 2008—$12.6 million; 2009—$0.8 million; and 2010—$0.7 million.

7. Debt

The Company’s debt at December 31 consists of the following (in thousands):

	2005	2004
Senior subordinated convertible contingent debt securities, due June 15, 2024, interest at 2.50%	$230,000	$230,000
2004 Revolving Credit Facility, due September 2009, interest at base rate or adjusted LIBOR, plus applicable margin	—	—

	230,000	230,000
Less—current portion	—	—

Long-term debt, net of current maturities	$230,000	$230,000

Convertible Debt Securities. On June 2, 2004, the Company completed an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 (the “Convertible Debt Securities”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933.

The Company used the proceeds from the Convertible Debt Securities, along with available cash, cash equivalents and short-tem investments, to: (i) repay the outstanding balance of $198.9 million and terminate its 2002 Credit Facility (including the revolving credit facility); (ii) repurchase 2.1 million shares of the Company’s common stock for $40.0 million (market price of $18.72 per share) from the initial purchasers of the Convertible Debt Securities; and (iii) pay debt issuance costs of $7.2 million. As a result of the repayment of the 2002 Credit Facility, the Company wrote-off deferred financing costs of $6.6 million during 2004.

The Convertible Debt Securities are unsecured, subordinated to any of the Company’s future senior debt, and senior to the Company’s future junior subordinated debt. The Convertible Debt Securities, issued at a price of 100% of their principal amount, bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2004. The Convertible Debt Securities are callable by the Company for cash, on or after June 20, 2011, at a redemption price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities can be put back to the Company by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control (as defined in the bond Indenture), at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus any accrued interest.

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

The Convertible Debt Securities are convertible into the Company’s common stock, under the specified conditions and settlement terms outlined below, at an initial conversion rate of 37.3552 shares per $1,000 principal amount of Convertible Debt Securities, which is equal to an effective conversion price of $26.77 per share. The bond Indenture includes anti-dilution provisions for the holders such that the conversion rate (and thus, the effective conversion price) can be adjusted in the future

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase Company stock at a price below the then-current market price, cash dividends, and certain purchases by the Company of its common stock pursuant to a self-tender offer or exchange offer.

Holders of the Convertible Debt Securities can convert their securities: (i) at any time the price of the Company’s common stock trades over $34.80 per share (130% of the $26.77 effective conversion price) for a specified period of time; (ii) at any time the trading price of the Convertible Debt Securities fall below 98% of the average conversion value for the Convertible Debt Securities for a specified period of time; (iii) upon the Company exercising its right to redeem the Convertible Debt Securities at any time after June 20, 2011; (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control (as defined in the bond Indenture); and (v) if a certain level of dividends are declared, or a certain number of shares of the Company’s common stock are repurchased under a self-tender offer by the Company. As of December 31, 2005 none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

The Company originally had the right to settle the Convertible Debt Securities upon conversion by delivering Company common stock, cash or any combination of Company common stock and cash. However, on December 15, 2004, pursuant to Section 10.3(c) of the Indenture relating to the Convertible Debt Securities, the Company notified the trustee and holders of the Convertible Debt Securities that it was exercising its irrevocable election to satisfy in cash 100% of the $230 million principal amount of the Convertible Debt Securities converted after the date of the notification. After such election, the Company may still satisfy its conversion obligation, to the extent it exceeds the principal amount, in Company common stock, cash or any combination of Company common stock and cash. The Company made the irrevocable election to settle in cash 100% of the $230 million principal amount of the Convertible Debt Securities in conjunction with its adoption of EITF 04-8, which became effective during the fourth quarter of 2004. See Note 3 for additional discussion of this matter.

In conjunction with the issuance of the Convertible Debt Securities, the Company entered into a registration rights agreement with the initial purchasers, in which the Company agreed to: (i) file a shelf registration statement with the SEC for the benefit of the holders of the Convertible Debt Securities within 90 days of the completion of the Convertible Debt Securities offering; (ii) use reasonable best efforts to cause such registration statement to become effective as promptly as possible, but in no event later than 180 days from the completion of the Convertible Debt Securities offering; and (iii) keep the registration statement effective for a specified period of time. If the Company defaults on the registration rights agreement, it will be required to pay additional interest at a rate of 0.25% per annum on the principal amount of the Convertible Debt Securities up to and including the 90th day following such default, and additional interest at a rate of 0.50% per annum on the principal amount of the Convertible Debt Securities from and after the 91st day following such default. On July 16, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC for the Convertible Debt Securities. On November 22, 2004, the Form S-3 was declared effective by the SEC. As of December 31, 2005, the Form S-3 remains effective.

The fair value of the Convertible Debt Securities as of December 31, 2005 and 2004, based upon quoted market prices, was approximately $227 million and $232 million, respectively. The contingent interest feature of the Convertible Debt Securities discussed above is considered an embedded derivative that is required to be bifurcated and accounted for as a freestanding derivative financial instrument. The fair value of this derivative financial instrument, as of December 31, 2005 and 2004, was $0.1 million.

2004 Revolving Credit Facility. On September 21, 2004, the Company entered into a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions. The 2004 Revolving Credit Facility is guaranteed by the capital stock of the Company and all of its existing and future domestic subsidiaries, and 65% of the capital stock of all the Company’s future foreign subsidiaries. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances provided solely by the U.S financial institution where the Company maintains its cash deposits.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2004 Revolving Credit Facility requires maintenance of certain financial ratios, including a leverage ratio and an interest coverage ratio. In addition, the 2004 Revolving Credit Facility subjects the Company to certain limitations, including: (i) the incurrence of certain indebtedness and liens on Company property; (ii) the execution of contracts that represent certain fundamental changes in the Company’s business; (iii) the sale of Company property except in the ordinary course of business; (iv) the making of certain restricted payments, as defined (to include cash dividends); and (v) the making of investments, as defined. As of December 31, 2005, the Company was in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had, after taking into consideration outstanding letters of credit, approximately $98 million of the 2004 Revolving Credit Facility available.

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

As of December 31, 2005, the Company had made no borrowings under the 2004 Revolving Credit Facility. The Company pays a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on the Company’s leverage ratio and ranges from 25 to 50 basis points per annum. As of December 31, 2005, the commitment fee rate was 37.5 basis points per annum.

In conjunction with securing the 2004 Revolving Credit Facility, the Company incurred fees of $0.7 million.

Deferred Financing Costs. As of December 31, 2005, net deferred financing costs related to the Convertible Debt Securities were $5.6 million, and are being amortized to interest expense through the first date the holders of the Convertible Debt Securities can be put back to the Company by the holders (June 15, 2011), or approximately seven years from the date of issuance. As of December 31, 2005, net deferred financing costs related to the 2004 Revolving Credit Facility were $0.6 million, and are being amortized to interest expense over the five-year term of the credit agreement. The net deferred financing costs are reflected in Other Assets in the accompanying Consolidated Balance Sheets. Interest expense for the years ended December 31, 2005, 2004, and 2003 includes amortization of deferred financing costs of $1.2 million, $1.7 million, and $2.3 million, respectively. The weighted-average interest rate on the Company’s debt borrowings, including amortization of deferred financing costs and commitment fees on the revolving credit facilities, for the years ended December 31, 2005, 2004, and 2003 was 3.2%, 4.1%, and 5.3%, respectively.

8. Restructuring Charges

The following are the key restructuring activities over the last three years that impacted the Company’s results from continuing operations:

•	In response to the expected reduction in revenues resulting from the Comcast arbitration ruling received in October 2003 (see Note 4), the Company implemented a cost reduction initiative in the fourth quarter of 2003. The cost reduction initiative, resulting in restructuring expense related primarily to employee termination benefits of $2.2 million, consisted of: (i) involuntary employee terminations from all areas of the Company’s continuing operations; (ii) a reduction of costs related to certain of the Company’s employee compensation and fringe benefit programs, to include a wage freeze; (iii) limited hiring of new employees; and (iv) a reduction in costs in several discretionary spending areas. This cost reduction initiative was substantially completed in the first quarter of 2004.

•	During the first quarter of 2004, the Company abandoned a portion of one if its current office facilities, resulting in a restructuring charge of $1.0 million during 2004.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	During the fourth quarter of 2005, the Company had the following restructuring activities:

•	As a result of the sale of the GSS Business, the Company has recorded restructuring expenses in its continuing operations related to the following events:

•	Certain equity awards held by key members of the Company’s management team included a change in control provision that was triggered upon the closing of the sale of the GSS Business (see Note 14). The change in control provision resulted in accelerated vesting as of December 9, 2005 for the equity awards impacted, and thus, deferred stock-based compensation expense of $3.8 million related to the accelerated vesting of these equity awards was recorded.

•	In December 2005, the Company entered into a separation agreement with one of its executive officers. As a result, cash separation benefits of $0.9 million and stock based compensation expense of $0.4 million, related to the accelerated vesting of certain equity awards, were recorded. The cash separation benefits are expected to be paid in the first quarter of 2006.

•	The Company involuntarily terminated approximately 10 people, consisting primarily of employees performing corporate support functions, prior to the end of 2005. The Company incurred restructuring charges related to these involuntary terminations of $0.6 million, which is expected to be substantially paid in 2006.

•	The Company’s Board of Directors authorized the payment of incentive bonuses for certain members of the Company’s management team involved in the divestiture of the GSS Business, with the bonuses considered earned and payable upon the successful closing of the sale of the GSS Business. The incentive bonuses, which were paid in the first quarter of 2006, resulted in an expense of $1.4 million.

•	The Company exercised a buyout provision included in the operating lease for its corporate aircraft for $8.7 million and then sold the aircraft to an unrelated party in January 2006 for $7.1 million (net of costs to sell). The Company recorded restructuring expense of $1.6 million related to this transaction. As of December 31, 2005, the aircraft was reflected in other current assets in the accompanying Consolidated Balance Sheet.

•	The Company currently provides outsourced processing services utilizing the ICMS customer care and billing software application under a long-term processing agreement with FairPoint, a provider of communication services to rural communities. FairPoint is the Company’s only client that receives processing services utilizing the ICMS asset in a service bureau environment. During 2005 and 2004, revenues related to the FairPoint contract were $1.8 million and $0.5 million, and operating losses (excluding restructuring charges of $6.2 million for 2005) were $3.7 million and $2.9 million, respectively.

In November 2005, the Company executed amendments to its long-term processing agreement with FairPoint to effectively terminate the agreement (the amendments are collectively referred to as the “Termination Agreement”). Under the terms of the Termination Agreement, FairPoint is expected to transition and convert all of its customers to an alternative solution no later than December 31, 2006. In addition, the Company will pay FairPoint a contract termination fee of $4.0 million, which is expected to be paid in equal installments of $1.0 million on March 15, 2006, June 15, 2006, September 15, 2006 and December 15, 2006.

The Termination Agreement resulted in restructuring charges totaling $6.2 million related to (i) the involuntary termination of employees; (ii) severance and retention bonuses for the Company employees continuing to service the FairPoint processing agreement (which is being recognized ratably over the employees’ remaining service period); (iii) the impairment of FairPoint long-lived assets relating primarily to conversion/set-up costs that had been previously capitalized; and (iv) the impact of the contract termination fee. In addition to these restructuring charges, the Company recorded a $0.8 million charge against revenue during the fourth quarter of 2005 as part of the accounting for the Termination Agreement.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring activities discussed above resulted in restructuring charges $14.5 million, $1.3 million, and $2.1 million for the years ended December 31, 2005, 2004, and 2003, respectively, which have been reflected as a separate line item in the accompanying Consolidated Statements of Operations.

The activity in the business restructuring reserves related to continuing operations during the years ended December 31, 2005, 2004, and 2003 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
January 1, 2003, balance	$92	$108	$—	$200
Charged to expense during year	2,217	(246)	178	2,149
Cash payments	(605)	—	—	(605)
Other	—	154	(178)	(24)

December 31, 2003, balance	1,704	16	—	1,720
Charged to expense during year	247	1,045	—	1,292
Cash payments	(1,951)	(160)	—	(2,111)
Other	—	(59)	—	(59)

December 31, 2004, balance	—	842	—	842
Charged to expense during year	2,010	(389)	12,913	14,534
Cash payments	(106)	(228)	—	(334)
Other (primarily non-cash charges)	—	32	(7,486)	(7,454)

December 31, 2005, balance	$1,904	$257	$5,427	$7,588

Of the $7.6 million business restructuring reserve balance as of December 31, 2005, $7.5 million was included in current liabilities and $0.1 million was included in non-current liabilities.

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

Income Tax Provision (Benefit). The income tax provision (benefit) related to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$22,334	$18,329	$(13,713)
State	980	599	(3,024)

	23,314	18,928	(16,737)

Deferred:
Federal	2,200	9,837	6,921
State	705	552	(2,887)

	2,905	10,389	4,034

Total income tax provision (benefit)	$26,219	$29,317	$(12,703)

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the result of the sale of the GSS and plaNet businesses (see Note 2), the income (loss) from continuing operations is from North American sources, principally, the U.S.

The difference between the income tax provision (benefit) computed at the statutory federal income tax rate and the financial statement provision (benefit) for income taxes related to continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Provision (benefit) at federal rate of 35%	$25,536	$28,110	$(6,254)
State income taxes, net of federal impact	1,095	748	(3,842)
Research and development credits	(194)	(661)	(1,494)
Resolution of certain income tax contingencies and related items	109	469	(1,494)
Stock-based compensation	—	655	—
Other	(327)	(4)	381

Total income tax provision (benefit)	$26,219	$29,317	$(12,703)

Income tax benefits associated with the Company’s ability to claim a tax deduction for stock-based compensation awards in excess of the book expense associated with those stock-based compensation awards are recorded as a reduction to income taxes payable and as an increase to additional paid-in capital. For the years ended December 31, 2005, 2004 and 2003, the Company recognized income tax benefits related to stock-based compensation awards of approximately $2.0 million, $1.3, and zero, respectively. Such income tax benefits are included in net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows. In instances where the Company’s book expense associated with stock-based compensation awards exceeds the tax deduction the Company is able to claim for those stock-based compensation awards, additional income tax expense is recognized. For the year ended December 31, 2004, the Company recognized additional income tax expense associated with stock-based compensation awards of $0.7 million.

The Company is required to estimate its income tax liability in each jurisdiction in which it operates, including both federal and state income taxes. Various judgments and estimates are required in evaluating the Company’s tax positions and determining the Company’s provisions for income taxes. During the ordinary course of business, there are certain transactions and calculations for which the ultimate income tax determination may be uncertain. In addition, the Company may be subject to examination of its income tax returns by various tax authorities, which could result in adverse outcomes. For these reasons, the Company establishes reserves for tax-related uncertainties based on estimates of whether additional taxes and interest may be due. These reserves are adjusted based upon changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. As of December 31, 2005, the Company believes it had adequate reserves to cover its exposure to tax-related uncertainties.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2005	2004
Current deferred income tax assets:
Accrued expenses and reserves	$9,565	$6,142

Noncurrent deferred income tax assets (liabilities):
Purchased research and development	21,469	25,102
Software	4,347	5,275
Client contracts and related intangibles	6,058	6,354
Noncompete agreements	2,438	3,044
Net operating loss (NOL) carryforwards	3,533	3,541
Property and equipment	(4,782)	(4,937)
Contingent interest related to Convertible Debt Securities	(9,171)	(3,215)
Stock-based compensation	3,093	2,861
Deferred revenue	2,985	—
Contingent payments	1,639	—
Other	1,666	1,468

	33,275	39,493

Valuation allowance	—	(685)

Net deferred income tax assets	$42,840	$44,950

Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. Except for the valuation allowances discussed in the following paragraph, the Company believes that it is more likely than not that sufficient taxable income will be generated in the future to realize the benefit of its net deferred income tax assets.

As of December 31, 2005, the Company has: (i) an acquired federal NOL carryforward of $5.2 million, which will begin to expire in 2013 and can be utilized through 2022; and (ii) state NOL carryforwards of $32.7 million, which will expire beginning in 2008 and ending in 2024. The acquired federal NOL carryforward is attributable to the pre-acquisition periods of an acquired subsidiary. The utilization of this NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. As of December 31, 2004, the Company had established a valuation allowance of $0.7 million attributed to foreign tax credit carryforwards.

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

achieve the 9.09% target yield, the Company will be required to pay the portion of the cumulative deferred tax liability to the U.S. tax authorities (without interest or penalties) determined by comparing the actual yield and the target yield, with the amount of the cumulative deferred tax liability not paid to the U.S. tax authorities reclassified to stockholders’ equity.

10. Sale of Adelphia Accounts Receivable

In June 2002, Adelphia filed for bankruptcy protection. At that time, the Company adjusted its allowance for doubtful accounts and deferred revenue balances for the estimated realizability of Adelphia’s pre-bankruptcy accounts receivable. In the second quarter of 2004, the Company sold, without recourse, $8.0 million of Adelphia pre-bankruptcy accounts receivable to an independent third party for $6.3 million. The Company has accounted for the transfer of the pre-bankruptcy accounts receivable as a “sale” using the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets” and removed the accounts receivable from the accompanying Consolidated Balance Sheet. The Company had no continuing involvement or retained interest in the transferred accounts receivable, and as a result of a bankruptcy court order stipulating to the amount of the pre-bankruptcy accounts receivable, there is no risk that the account receivable will be put back to the Company. The excess of the cash received over the Company’s net carrying value of the pre-bankruptcy accounts receivable at the date of sale, totaling $3.5 million, was recognized in earnings in the accompanying Consolidated Statements of Operations during the second quarter of 2004, with $1.3 million recorded as processing revenues (primarily for services performed prior to the bankruptcy filing in June 2002) and $2.2 million as a reduction of bad debt expense.

11. Employee Retirement Benefit Plans

Defined Contribution-Type Plans. The Company sponsors a defined contribution plan covering substantially all U.S.-based employees of the Company. Participants may contribute up to 25% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. The Company makes certain matching, and at its discretion, service-based contributions to the plan. The Company’s matching and service-related contributions related to its continuing operations for the years ended December 31, 2005, 2004, and 2003 were $3.5 million, $2.7 million, and $5.2 million, respectively.

Deferred Compensation Plan. The Company has a non-qualified deferred compensation plan for certain executives which allows the participants to defer a portion of their annual compensation. The Company provides a 25% matching contribution of the participant’s deferral, up to a maximum contribution of $6,250 per year, plus a return on the deferred account balance attributable to the individual participants. As of December 31, 2005 and 2004, the Company has recorded a liability for this obligation of $4.8 million and $4.5 million, respectively. The Company’s expense related to its continuing operations for this plan for the years ended December 31, 2005, 2004, and 2003 was $0.3 million, $0.4 million, and $0.6 million, respectively. The plan is unfunded.

12. Commitments, Guarantees and Contingencies

Operating Leases. The Company leases certain office and production facilities under operating leases that run through 2015. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Future aggregate minimum lease payments under these agreements for the years ending December 31 are as follows: 2006—$7.5 million, 2007—$7.9 million, 2008—$7.9 million, 2009—$6.1 million, 2010—$5.2 million, and thereafter—$16.1 million. The Company subleases portions of certain office facilities it has abandoned. The total minimum lease payments to be received in the future under signed noncancelable subleases as of December 31, 2005 totaled $0.8 million. Total rent expense from continuing operations for the years ended December 31, 2005, 2004, and 2003 was $9.3 million, $9.4 million, and $9.7 million, respectively.

Service Agreements. The Company outsources to First Data Corporation (“FDC”) the data processing and related computer services required for the operation of its processing services and certain related products. The ACP proprietary software is run in FDC’s facility to obtain the necessary mainframe computer capacity and other computer support services

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

without making the substantial capital and infrastructure investments that would be necessary for the Company to provide these services internally. The Company’s clients are connected to the FDC facility through a combination of private and commercially-provided networks. The Company also contracts with FDC for computer floor space on which the Company maintains certain open systems hardware, used primarily to support ACP related products and internal administrative systems. In June 2005, the Company extended its contract with FDC for these services through June 2010. The contract was previously scheduled to expire in June 2008. Under the agreement, the Company is charged a fixed fee plus a variable fee based on usage and/or actual costs. The total amount paid under the FDC service agreement for the years ended December 31, 2005, 2004, and 2003 was $43.0 million, $39.4 million, and $37.2 million, respectively. The Company believes it could obtain data processing and related computer services from alternative sources, if necessary.

Severance\Retirement Benefits. During the second quarter of 2004, the Company’s President and Chief Operating Officer ended his employment with the Company. As of December 31, 2005, the Company had $0.8 million of accrued employee compensation on its Consolidated Balance Sheets related to this departure, all of which is expected to be paid in 2006.

In December 2004, the Company announced its Chairman of the Board of Directors (the “Chairman”) and then Chief Executive Officer (“CEO”) would retire on June 30, 2005. In consideration for certain changes to the Chairman and CEO’s employment agreement and for post-termination consulting services to be provided, the Company agreed to pay the Chairman and CEO a total of $9.6 million, $5.6 million which was paid in January 2006, $2.0 million which will be paid on July 1, 2006, and $2.0 million which will be paid on January 2, 2007. As of December 31, 2005, the Company has recorded expense of $9.4 million related to his retirement package, of which $8.9 million is included in expense in 2005 and $0.5 million was recorded as expense in 2004. The remainder of the $0.2 million of expense will be recorded in 2006.

During the fourth quarter of 2005, the Company recorded restructuring charges related to involuntary employee terminations associated with the Company’s continuing operations’ restructuring activities (see Note 8). Primarily all of the $1.9 million of accrued liabilities remaining as of December 31, 2005 related to the restructuring activities are expected to be paid in 2006.

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

Claims for Company Non-performance. The Company’s arrangements with its clients typically cap the Company’s liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, the Company’s arrangements may also include provisions for possible liquidated damages or other financial remedies for non-performance by the Company, or in the case of certain of the Company’s out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2005, the Company believes it had adequate reserves, based on its historical experience, to cover any reasonably anticipated exposure as a result of the Company’s nonperformance for any past or current arrangements with its clients. The amount of the reserve maintained for this purpose is not material.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnifications Related to Sold Businesses. In conjunction with the sale of the GSS and plaNet businesses, the Company provided certain indemnifications to the buyers of these businesses which are considered routine in nature (such as employee, tax, or litigation matters that occurred while these businesses were under the Company’s ownership). Under the provisions of these indemnification agreements, payment by the Company is conditioned on the other party making a claim pursuant to the procedures in the indemnification agreements, and the Company is typically allowed to challenge the other party’s claims. In addition, certain of the Company’s obligations under these indemnification agreements are limited in terms of time and/or amounts, and in some cases, the Company may have recourse against a third party if it is required to make certain indemnification payments.

Following the guidelines of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, the Company estimated the fair value of these indemnifications at $2.8 million as of the closing dates for the sale of the GSS and plaNet businesses. It is not possible to predict the maximum potential amount of future payments the Company may be required to make under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances associated with each indemnification provision. The Company believes that if it were to be required to make payments in excess of the indemnification liabilities it has recorded, the resulting loss would not have a material effect on the Company’s financial condition or results of operations. If any amounts required to be paid by the Company would differ from the amounts initially recorded as indemnification liabilities as of the closing dates the sale of the GSS and plaNet businesses, the difference would be reflected in the discontinued operations section of the Company’s Consolidated Statements of Operations.

Indemnifications Related to Officers and the Board of Directors. The Company has agreed to indemnify certain of its officers and members of its Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. The Company maintains directors’ and officers’ (D&O) insurance coverage to protect against such losses. The Company has not historically incurred any losses related to these types of indemnifications, and is not aware of any pending or threatened actions or claims against any officer or member of its Board of Directors. As a result, the Company does not have any liabilities related to such indemnifications as of December 31, 2005. In addition, as a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is not significant.

Legal Proceedings. From time-to-time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of the Company’s management, the Company is not presently a party to any material pending or threatened legal proceedings.

13. Stockholders’ Equity

Stock Repurchase Program. The Board of Directors has authorized the Company’s management to purchase up to 20 million shares of its common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). In April 2005, the Company established a formal plan with a financial institution that complies with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Rule 10b5-1 Plan”) to repurchase shares of the Company’s common stock on the open market. Any shares repurchased under the Rule 10b5-1 Plan are counted towards the 20 million share limit authorized under the Stock Repurchase Program. The Rule 10b5-1 Plan supplements any stock repurchases the Company may decide to purchase under the existing terms of its Stock Repurchase Program. In effect, the Rule 10b5-1 Plan facilitates achieving stock buyback objectives more readily by permitting the execution of trades during periods that would otherwise be prohibited by internal trading policies. The maximum quarterly repurchase limitation established by the Company under the Rule 10b5-1 Plan is $15 million.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2005	2004	2003	1999-2002	Total
Shares repurchased	3,808	2,983	—	6,339	13,130
Total amount paid	$72,968	$52,897	—	$199,710	$325,575
Weighted-average price per share	$19.16	$17.73	—	$31.51	$24.80

The shares repurchased under the Stock Repurchase Program are being held as treasury shares. As of December 31, 2005, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 6.9 million shares.

In addition to the above mentioned stock repurchases, during 2005, 2004, and 2003, the Company repurchased and then cancelled approximately 394,000 shares, 174,000 shares and 13,000 shares for $8.3 million, $3.0 million and $0.2 million, respectively, of common stock from its executive officers and employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under the Company’s stock incentive plans.

14. Equity Compensation Plans

The discussions below for the Company’s equity compensation plans include both continuing and discontinued operations.

Stock Incentive Plans

Background. Beginning in 2002, the Company implemented changes in its stock-based compensation programs designed to continue to attract and retain employees. As discussed in more detail below, in 2003, the Company allowed employees to exchange stock options, with exercise prices significantly above the Company’s then-current stock price, for restricted stock awards. In addition, in 2003, the Company began primarily granting restricted stock awards instead of stock options to employees. Restricted stock awards offer employees the opportunity to earn shares of the Company’s common stock over time, rather than stock options in which employees earn the right to purchase shares of Company common stock at a set price over time. Restricted stock awards are generally granted at no cost to the recipient. Because of the greater intrinsic value of the restricted stock at the grant date when compared to stock options, the number of equity awards granted under this compensation methodology is less than the number of equity awards granted when the primary equity awards were stock options.

Summary of Stock Incentive Plans. As of December 31, 2005 the Company has four stock incentive plans, as summarized below:

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1996 Plan (1)	—	—
1997 Director Plan (2)	450,000	49,233
2005 Plan (1)	12,400,000	12,214,000

Total stockholder approved	12,850,000	12,263,233
2001 Plan (3)	3,000,000	566,496

Total	15,850,000	12,829,729

(1)

The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted upon stockholder approval. The 2005 Plan replaces one of the Company’s previously existing stock incentive plans, the 1996 Stock Incentive Plan (the “1996 Plan”). No further

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grants may be made under the 1996 Plan, but any stock awards which are outstanding under the 1996 Plan will remain in effect in accordance with their respective terms. The shares available under the 2005 Plan have been reserved for issuance to officers and other key employees of the Company and its subsidiaries and to non-employee directors of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.

(2)	The Stock Option Plan for Non-Employee Directors (the “1997 Director Plan”) was adopted upon stockholder approval. The shares available under the 1997 Director Plan have been reserved for issuance to non-employee directors of the Company in the form of stock options.
(3)	The 2001 Stock Incentive Plan (the “2001 Plan”) was adopted without stockholder approval. The shares available under the 2001 Plan have been reserved for issuance to eligible employees of the Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares available under the 2001 Plan may be granted to key employees of the Company or its subsidiaries who are not: (i) officers or directors of the Company; (ii) “covered employees” of the Company for purposes of Section 162(m) of the Internal Revenue Code; or (iii) persons subject to Section 16 of the Securities Exchange Act of 1934.

January 2003 Restricted Stock Grant. In January 2003, the Company granted 480,000 shares of restricted stock at no cost to a key member of management, with 270,833 shares related to the stock options cancelled in August 2002. The Company issued 480,000 shares of treasury stock to fulfill the restricted stock grants, as opposed to issuing the new shares. The difference between the carrying value of the shares of treasury stock issued of $14.9 million (weighted-average price per share of $31.11) and the amount of deferred and accrued employee compensation recorded of $3.7 million (price per share of $13.65), or $11.2 million, was recorded as a reduction to accumulated earnings.

Restricted Stock-for-Stock Option Exchange. In December 2003, the Company completed a tender offer to exchange certain outstanding stock options held by employees for restricted stock. The Company accepted for exchange and cancelled outstanding options to purchase 3,617,335 shares of common stock, and in exchange for such cancelled options, issued 1,214,119 shares of restricted stock. Senior executive officers of the Company and non-employee Directors were not eligible to participate in the exchange program. The Company accounted for the exchange as a stock option modification and restricted stock grant under the fair value method in accordance with SFAS 123. At the time of the exchange, the total deferred compensation related to the restricted stock granted was $29.5 million (weighted-average price of $24.30 per share), which represented the unamortized SFAS 123 deferred compensation related to the stock options, plus the fair value of the restricted stock in excess of the fair value of the stock options exchanged.

Change in Control Provisions in Equity Awards Impacted by the GSS Business Sale. Certain equity awards held by key members of the Company’s management team included a change in control provision that was triggered upon the closing of the sale of the GSS Business (see Note 2). Such awards were held by the Company’s management team in both the Company’s continuing operations and in the plaNet and GSS businesses. The change in control provision resulted in accelerated vesting of approximately 218,000 shares of unvested stock options and approximately 391,000 shares of unvested restricted stock as of December 9, 2005, and thus, deferred stock-based compensation expense of $4.7 million related to the accelerated vesting of the equity awards was recorded as stock-based compensation expense in the fourth quarter of 2005. Of this amount, $3.8 million was included in restructuring charges and $0.9 million was included in discontinued operations.

Modifications to Stock Based Awards. In conjunction with the closing of the sale of the GSS Business, during the fourth quarter of 2005, the Company entered into separation agreements with two of its executive officers which included accelerated vesting provisions related to certain outstanding equity awards. Such provisions resulted in accelerated vesting of 85,000 shares of unvested restricted stock, and thus, deferred stock-based compensation expense of $1.2 million related to these awards was recorded as stock-based compensation expense in the fourth quarter of 2005. Of this amount, $0.4 million was included in restructuring charges and $0.8 million was included in discontinued operations.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock. The restricted stock shares typically vest annually over three to four years. Unvested restricted stock shares are typically forfeited and cancelled upon termination of employment with the Company. Certain shares of the restricted stock become fully vested upon a change in control of the Company and subsequent termination of employment, and certain shares have other acceleration of vesting provisions related to retirement or termination of the respective employee. There are no restrictions on these shares other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions). The Company generally issues new shares (versus treasury shares) to fulfill restricted stock award grants.

A summary of the restricted stock awards under the Company’s stock incentive plans, and changes during the years ending December 31, are as follows:

	Year Ended December 31,
	2005	2004	2003
Unvested awards, beginning of year	1,340,114	2,154,923	444,582
Awards granted	905,000	10,000	1,904,119
Awards forfeited/cancelled	(270,416)	(269,165)	(133)
Awards vested	(1,135,810)	(555,644)	(193,645)

Unvested awards, end of year	838,888	1,340,114	2,154,923

Weighted-average fair value per share on date of grant	$17.70	$17.60	$20.31

In January 2006, the Company granted 561,500 shares of restricted stock at no cost to key members of management at a market value on the date of grant of $22.12 per share. These awards are not reflected in the above table. The shares vest over four years. Certain shares of the restricted stock become fully vested upon a change in control of the Company and subsequent termination of employment, and certain shares have acceleration of vesting provisions related to retirement.

Stock Options. Stock options are typically granted with an exercise price equal to the fair value of the Company’s common stock as of the date of the grant. Stock options granted under the plans typically vest over four years and have a maximum term of ten years. A summary of the stock options issued under the Company’s stock incentive plans, and changes during the years ending December 31, are as follows:

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,027,658	$18.13	3,029,128	$17.33	6,539,059	$29.04
Granted	31,650	17.53	—	—	613,850	10.09
Exercised	(368,862)	11.33	(559,984)	10.26	(40,850)	8.69
Forfeited/cancelled	(234,483)	20.42	(441,486)	22.65	(4,082,931)	35.08

Outstanding, end of year	1,455,963	$19.47	2,027,658	$18.13	3,029,128	$17.33

Options exercisable at year end	1,360,879	$19.88	1,161,698	$21.44	1,390,705	$20.55

Weighted-average fair value of options granted during the year		$9.73		N/A		$5.60

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s outstanding stock options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.81 - $ 9.63	209,025	6.5	$9.04	208,151	$9.04
$ 9.69 - $11.06	59,185	3.3	10.03	46,185	9.95
$11.53 - $11.53	221,250	6.7	11.53	216,250	11.53
$11.68 - $13.10	299,562	6.9	12.69	233,728	12.68
$13.65 - $21.00	269,234	2.9	19.54	264,046	19.63
$21.13 - $35.88	210,918	4.2	27.06	205,730	26.86
$37.00 - $59.50	186,789	4.6	45.75	186,789	45.75

$ 7.81 - $59.50	1,455,963	5.2	$19.47	1,360,879	$19.88

All stock options awarded in 2005 were granted to GSS Business employees and were subsequently forfeited in 2005 upon the closing of the sale of the GSS Business as the GSS Business employees were considered terminated. The fair value of the stock option awards granted by the Company in 2003 were estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions, respectively: risk-free interest rates of 2.8%; dividend yield of zero percent; expected life of 5.5 years; and volatility of 60.0%.

1996 Employee Stock Purchase Plan

As of December 31, 2005, the Company had an employee stock purchase plan whereby 958,043 shares of the Company’s common stock have been reserved for sale to its employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. During the years ended December 31, 2005, 2004, and 2003, 68,813, 84,036, and 129,995 shares, respectively, were purchased under the plan for $1.1 million ($13.85 to $20.43 per share), $1.2 million ($11.90 to $17.60 per share), and $1.3 million ($7.37 to $13.22 per share), respectively. As of December 31, 2005, 423,086 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Continuing operations	$17,047	$10,620	$4,997
Discontinued operations	3,311	4,266	562

Total stock-based compensation	$20,358	$14,886	$5,559

Deferred employee compensation related to the Company’s stock-based awards accounted for under APB 25 as of December 31, 2005 and 2004, as reflected in the accompanying Consolidated Balance Sheets is zero and $1.3 million, respectively. Deferred employee compensation related to stock-based awards accounted for under SFAS 123 as of December 31, 2005 and 2004 was $12.3 million and $20.9 million, respectively. These amounts are not reflected in the Company’s accompanying Consolidated Balance Sheets. The Company generally recognizes deferred employee compensation for its stock-based awards on a straight-line basis over the vesting period of the underlying award.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2005:
Total revenues (1)	$93,176	$96,850	$94,092	$93,199
Operating income (2)(3)	20,950	24,750	24,235	6,498
Income from continuing operations before income taxes (2)(3)	19,377	23,818	23,143	6,623
Income tax provision	(6,975)	(8,574)	(8,331)	(2,339)
Income from continuing operations (2)(3)	12,402	15,244	14,812	4,284
Discontinued operations, net of tax (4)(5)	(3,821)	(6,697)	(1,310)	18,315
Net income	8,581	8,547	13,502	22,599
Basic earnings (loss) per common share:
Income from continuing operations	$0.25	$0.32	$0.32	$0.09
Discontinued operations, net of tax	(0.08)	(0.14)	(0.03)	0.39

Net income	$0.17	$0.18	$0.29	$0.48

Diluted earnings (loss) per common share:
Income from continuing operations	$0.25	$0.31	$0.31	$0.09
Discontinued operations, net of tax	(0.08)	(0.14)	(0.03)	0.38

Net income	$0.17	$0.17	$0.28	$0.47

2004:
Total revenues (6)	$87,332	$86,793	$86,646	$90,630
Operating income (6)	25,813	25,230	22,635	22,795
Income from continuing operations before income taxes (6)(7)	22,256	16,032	20,904	21,123
Income tax provision	(8,123)	(5,852)	(7,631)	(7,711)
Income from continuing operations (6)(7)	14,133	10,180	13,273	13,412
Discontinued operations, net of tax (8)	(3,300)	(2,424)	3,060	(1,150)
Net income	10,833	7,756	16,333	12,262
Basic earnings (loss) per common share:
Income from continuing operations	$0.27	$0.20	$0.27	$0.27
Discontinued operations, net of tax	(0.06)	(0.05)	0.06	(0.02)

Net income	$0.21	$0.15	$0.33	$0.25

Diluted earnings (loss) per common share:
Income from continuing operations	$0.27	$0.20	$0.26	$0.26
Discontinued operations, net of tax	(0.06)	(0.05)	0.06	(0.02)

Net income	$0.21	$0.15	$0.32	$0.24

(1)	The second quarter of 2005 revenues included one-time, non-recurring revenues of $2.3 million related to contract termination and client bankruptcy settlements.
(2)	The fourth quarter of 2005 results of operations included restructuring charges of $14.5 million. See Note 8.
(3)	Beginning with the first quarter through the fourth quarter of 2005, the quarterly results of operations included expense for retirement benefits for our former CEO of $4.2 million, $4.3 million, $0.2 million, and $0.2 million (total of $8.9 million). See Note 12.
(4)	The second quarter of 2005 discontinued operations included restructuring charges of $6.1 million related primarily to the abandonment of a facility and the realignment of certain management and sales personnel in the GSS Business.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	The fourth quarter of 2005 discontinued operations included the net pretax gain on disposals of $10.9 million. See Note 2.
(6)	The second quarter of 2004 includes the impact of the sale of the Adelphia pre-bankruptcy receivables. Of the total $3.5 million benefit, $1.3 million was recognized as processing revenues and $2.2 million as a reduction of bad debt expense. See Note 10.
(7)	In June 2004, the Company wrote-off $6.6 million of unamortized deferred financing costs attributable to the termination of the 2002 Credit Facility. See Note 7.
(8)	The third quarter of 2004 discontinued operations was positively impacted by a reduction in the 2004 effective income tax rate as a result of the completion and resolution of certain tax matters in foreign jurisdictions.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2005. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report and is incorporated by reference.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Entry into a Material Definitive Agreement (as required by Section 1.01 of Form 8-K). In November 2005, the following events occurred:

•	As a result of the expected sale of the GSS Business, the total revenue and proforma pretax income targets under the Performance Bonus Plan for 2005 were modified to take into account the financial impact of the sale of the GSS Business. The previous targets contemplated consolidated revenues and proforma pretax income that included the GSS Business for all of 2005, and thus, modifications were required in order to consider the impact of the sale.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Board of Directors approved the following annual base salaries and target bonus percentages for 2006 for the following executive officers:

•	Mr. Edward C. Nafus, Chief Executive Officer and President: base salary of $600,000 and target bonus percentage of 100% of base salary.

•	Mr. Peter E. Kalan, Executive Vice President and Chief Financial Officer: base salary of $425,000 and target bonus percentage of 75% of base salary.

•	Mr. Robert M. (“Mike”) Scott, Executive Vice President: base salary of $325,000 and target bonus percentage of 75% of base salary.

•	We amended our non-qualified deferred compensation plan. The amendments were made in order to meet the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

PART III

Item 10.	Directors and Executive Officers of the Registrant

See the Proxy Statement for our 2006 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned “Executive Officers of the Registrant” included in Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2006 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2006 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

See the Proxy Statement for our 2006 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2006 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 46.

(2) Financial Statement Schedules:

None. Any information required in the Financial Statement Schedules is provided in sufficient detail in our Consolidated Financial Statements and notes thereto.

(3) Exhibits

Exhibits are listed in the Exhibit Index on page 86.

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

CSG SYSTEMS INTERNATIONAL, INC.

By:	/s/ EDWARD C. NAFUS
Edward C. Nafus Chief Executive Officer (Principal Executive Officer)

Date:	March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/S/ BERNARD W. REZNICEK Bernard W. Reznicek	Chairman of the Board of Directors	March 14, 2006

/S/ EDWARD C. NAFUS Edward C. Nafus	Director and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/S/ PETER E. KALAN Peter E. Kalan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/S/ RANDY R. WIESE Randy R. Wiese	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2006

/S/ DONALD B. REED Donald B. Reed	Director	March 14, 2006

/S/ JANICE I. OBUCHOWSKI Janice I. Obuchowski	Director	March 14, 2006

/S/ JAMES A. UNRUH James A. Unruh	Director	March 14, 2006

/S/ DONALD V. SMITH Donald V. Smith	Director	March 14, 2006

/S/ FRANK V. SICA Frank V. Sica	Director	March 14, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.28(9)	Asset Purchase Agreement by and between Lucent Technologies Inc., as Seller, and CSG Systems International, Inc., as Buyer, dated as of December 31, 2001

2.29(9)	Intellectual Property Agreement by and among Lucent Technologies Inc., Lucent Technologies GRL Corporation, Lucent Technologies Ireland Holding Limited and CSG Systems International, Inc., CSG Software Inc., CSG Technology Limited, effective as of February 28, 2002

2.30(9)	Software and Services Master Supply Agreement (North America) by and among Lucent Technologies Inc. and CSG Systems International, Inc. and CSG Software, Inc., dated as of February 28, 2002

2.31(9)	Software and Services Master Supply Agreement (International) by and among Lucent Technologies Inc. and CSG System International, Inc. and CSG Software, Inc., dated as of February 28, 2002

2.40(33)	Securities Purchase Agreement by and among, Comverse, Inc. as Purchaser, CSG Software, Inc., CSG Americas Holdings, Inc., CSG Netherlands BV, CSG Technology Limited, the Companies to be Acquired, and CSG Systems International, Inc. and CSG Netherlands CV, Acting Through its General Partner, CSG International Holdings, LLC, as Sellers, dated October 6, 2005

2.40A(33)	Amendment to Securities Purchase Agreement, dated December 9, 2005

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(27)	Revised Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

4.10(16)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.20(16)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

10.01(1)	CSG Systems International, Inc. 1995 Incentive Stock Plan

10.02(17)	CSG Employee Stock Purchase Plan

10.03(6)	CSG Systems International, Inc. 1996 Stock Incentive Plan

10.04(28)	CSG Systems International, Inc. 2005 Stock Incentive Plan

10.14(3)	Employment Agreement with Neal C. Hansen, dated November 17, 1998

10.14A(5)	First Amendment to Employment Agreement with Neal C. Hansen, dated June 30, 2000

10.14B(10)	Second Amendment to Employment Agreement with Neal C. Hansen, dated April 29, 2002

10.14C(11)	Third Amendment to Employment Agreement with Neal C. Hansen, dated August 30, 2002

10.14D(12)	Fourth Amendment to Employment Agreement with Neal C. Hansen, dated November 15, 2002

10.14E(20)	Fifth Amendment to Employment Agreement with Neal C. Hansen, dated December 20, 2004

10.14F(23)	Sixth Amendment to Employment Agreement with Neal C. Hansen, dated March 8, 2005

10.14G(30)	Seventh Amendment to Employment Agreement with Neal C. Hansen, dated June 7, 2005

10.15(8)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

Exhibit Number	Description
10.20*(15)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

10.20A*(18)	First Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20B*(21)	Second Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20C*(25)	Fourth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20D*(32)	Fifth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21*(15)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite Corporation, dated April 1, 1999 and First, Second, Third, Fourth, Sixth, Eighth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth, Seventeenth, Eighteenth, Nineteenth, Twentieth, Twenty-First, Twenty-Second, Twenty-Third, Twenty-Sixth, Twenty-Seventh, Twenty-Eighth, Twenty-Ninth, Thirtieth, Thirty-First, Thirty-Third, and Thirty-Fifth Amendments

10.21A*(17)	Thirty-Sixth and Thirty-Seventh Amendments to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite Corporation

10.21B*(18)	Thirty-Second and Thirty-Eighth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite Corporation

10.21C*(21)	Thirty-Ninth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite Corporation

10.22*	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C. effective November 1, 2005

10.30(18)	$100,000,000 Credit Agreement among CSG Systems International, Inc., as Borrower, the Lenders from Time to Time Parties Hereto, Wells Fargo Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Keybank National Association as Co-Lead Arrangers and Co-Book Runners, dated as of September 21, 2004

10.39(4)	CSG Systems, Inc. Wealth Accumulation Plan, as amended November 16, 1999

10.40*(14)	Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated August 1, 2003

10.40A*(32)	First Amendment to Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated June 28, 2005

10.44(7)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.45(19)	Employment Agreement with John Bonde, dated December 18, 2004

10.45A(26)	First Amendment to Employment Agreement with John Bonde, dated April 11, 2005

10.46(3)	Employment Agreement with Edward Nafus, dated November 17, 1998

10.46A(22)	First Amendment to Employment Agreement with Edward C. Nafus, dated January 11, 2005

10.46B(23)	Second Amendment to Employment Agreement with Edward C. Nafus, dated March 8, 2005

10.48(6)	Employment Agreement with Peter Kalan, dated January 18, 2001

10.50(10)	CSG Systems International, Inc. 2001 Stock Incentive Plan

Exhibit Number	Description
10.51(11)	Stock Option Cancellation Agreement with Neal C. Hansen, dated August 30, 2002

10.52(11)	Stock Option Cancellation Agreement with Peter E. Kalan, dated August 30, 2002

10.53(11)	Stock Option Cancellation Agreement with Edward C. Nafus, dated August 30, 2002

10.56(11)	Restricted Stock Award Agreement with Neal C. Hansen, dated August 30, 2002

10.57(11)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 22, 2002

10.57A(22)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.58(11)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 30, 2002

10.58A(22)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.59(11)	Restricted Stock Award Agreement with Edward C. Nafus, dated August 30, 2002

10.59A(22)	First Amendment to Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.62(13)	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2, 2003

10.63(13)	Restricted Stock Award Agreement with Neal C. Hansen, dated January 2, 2003

10.64(22)	Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.65(22)	Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.66(22)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.67(22)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.68(24)	Restricted Stock Award with Robert M. Scott, dated March 25, 2005

10.69(24)	Restricted Stock Award with Alan Michels, dated March 25, 2005

10.70(31)	Employment Agreement with Robert M. Scott, dated June 6, 2005

10.71(29)	Employment Agreement with Alan Michels, dated June 1, 2005

10.72(32)	Restricted Stock Award Agreement with Edward C. Nafus, dated June 30, 2005

10.73(32)	Restricted Stock Award Agreement with John Bonde, dated June 30, 2005

10.74(33)	Separation Agreement and Release with Mr. Alan Michels, dated December 9, 2005

10.75(34)	Separation Agreement and Release with Mr. John “Hank” Bonde, dated December 21, 2005

10.80(18)	Forms of Agreement for Equity Compensation

10.80A(32)	Forms of Agreement for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of the Company

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended for the year ended December 31, 1998.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 14, 2002.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 18, 2004.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 20, 2004.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated January 11, 2005.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 6, 2005.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 25, 2005.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) for the event dated March 6, 2005, filed on April 13, 2005.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2005.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 27, 2005.

(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) for the event dated December 9, 2004, filed on June 6, 2005.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated June 7, 2005.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) for the event dated March 6, 2005, filed on June 8, 2005.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 9, 2005.
(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) for the event dated December 9, 2005, filed on December 27, 2005.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.