Form 10-Q
period 2006-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2006-05-10
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-27512

CSG SYSTEMS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0783182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9555 Maroon Circle

Englewood, Colorado 80112

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Shares of common stock outstanding at May 5, 2006: 47,706,082

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2006

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$353,482	$346,113
Short-term investments	31,150	46,111

Total cash, cash equivalents and short-term investments	384,632	392,224
Trade accounts receivable-
Billed, net of allowance of $1,008 and $1,324	109,407	104,812
Unbilled and other	6,134	6,660
Deferred income taxes	10,508	9,565
Income taxes receivable	—	5,032
Other current assets	6,749	17,145

Total current assets	517,430	535,438
Property and equipment, net of depreciation of $63,580 and $61,333	21,307	21,143
Software, net of amortization of $104 and zero	8,602	—
Goodwill	10,460	623
Client contracts, net of amortization of $72,113 and $68,634	39,009	41,661
Deferred income taxes	30,091	33,275
Other assets	5,929	6,236

Total assets	$632,828	$638,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$24,076	$19,651
Trade accounts payable	12,404	17,306
Accrued employee compensation	19,406	32,447
Deferred revenue	13,938	9,575
Income taxes payable	1,698	—
Other current liabilities	15,214	15,783

Total current liabilities	86,736	94,762

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	8,938	8,943
Other non-current liabilities	3,149	6,341

Total non-current liabilities	242,087	245,284

Total liabilities	328,823	340,046

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 47,953,157 and 47,886,480 shares outstanding	609	601
Additional paid-in capital	322,008	316,764
Treasury stock, at cost, 12,958,985 and 12,290,485 shares	(311,976)	(296,976)
Accumulated other comprehensive income:
Unrealized gain on short-term investments, net of tax	28	71
Accumulated earnings	293,336	277,870

Total stockholders’ equity	304,005	298,330

Total liabilities and stockholders’ equity	$632,828	$638,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2006	March 31, 2005
	(unaudited)
Revenues:
Processing and related services	$86,421	$83,281
Software, maintenance and services	6,539	9,895

Total revenues	92,960	93,176

Cost of revenues:
Processing and related services	42,904	41,983
Software, maintenance and services	4,516	5,043

Total cost of revenues	47,420	47,026

Gross margin (exclusive of depreciation)	45,540	46,150

Operating expenses:
Research and development	9,901	7,999
Selling, general and administrative	9,937	14,607
Depreciation	2,352	2,591
Restructuring charges	1,149	3

Total operating expenses	23,339	25,200

Operating income	22,201	20,950

Other income (expense):
Interest expense	(1,885)	(2,120)
Interest and investment income, net	4,670	549
Other, net	(55)	(2)

Total other	2,730	(1,573)

Income from continuing operations before income taxes	24,931	19,377
Income tax provision	(9,465)	(6,975)

Income from continuing operations	15,466	12,402

Discontinued operations:
Loss from discontinued operations	—	(5,311)
Income tax benefit	—	1,490

Discontinued operations, net of tax	—	(3,821)

Net income	$15,466	$8,581

Basic earnings (loss) per common share:
Income from continuing operations	$0.33	$0.25
Discontinued operations, net of tax	—	(0.08)

Net income	$0.33	$0.17

Diluted earnings (loss) per common share:
Income from continuing operations	$0.33	$0.25
Discontinued operations, net of tax	—	(0.08)

Net income	$0.33	$0.17

Weighted-average shares outstanding:
Basic	46,901	49,045
Diluted	47,409	49,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
	(unaudited)
Cash flows from operating activities:
Net income	$15,466	$8,581
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	2,352	3,767
Amortization	4,031	7,143
Restructuring charge for abandonment of facilities and impairment of assets	107	—
Gain on short-term investments	(65)	(84)
Deferred income taxes	2,088	1,004
Excess tax benefits from stock-based compensation awards	(941)	399
Stock-based employee compensation	2,834	4,337
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(2,285)	(2,203)
Other current and non-current assets	(649)	(1,457)
Income taxes payable/receivable	7,668	4,808
Accounts payable and accrued liabilities	(12,051)	(6,274)
Deferred revenue	3,423	(1,156)

Net cash provided by operating activities	21,978	18,865

Cash flows from investing activities:
Net proceeds (payments) from the disposition of discontinued operations	(209)	—
Purchases of property and equipment	(1,974)	(3,874)
Proceeds from sale of aircraft held for sale	7,376	—
Purchases of short-term investments	(39,650)	(18,088)
Proceeds from sale/maturity of short-term investments	54,650	6,900
Acquisition of business, net of cash acquired	(20,478)	(82)
Acquisition of and investments in client contracts	(1,552)	(1,926)

Net cash used in investing activities	(1,837)	(17,070)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,676	706
Repurchase of common stock	(16,199)	(23,807)
Payments on acquired equipment financing	(190)	—
Excess tax benefits from stock-based compensation awards	941	—
Payments of deferred financing costs	—	(35)

Net cash used in financing activities	(12,772)	(23,136)

Effect of exchange rate fluctuations on cash	—	(590)

Net increase (decrease) in cash and cash equivalents	7,369	(21,931)
Cash and cash equivalents, beginning of period	346,113	133,551

Cash and cash equivalents, end of period	$353,482	$111,620

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for-
Interest	$97	$111
Income taxes	10	(672)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC (our “2005 10-K”). The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the expected results for the entire year ending December 31, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the three months ended March 31, 2006 and 2005 was $48.2 million and $45.2 million, respectively.

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and related amendments and interpretations, using the modified prospective transition method. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which we adopted in 2003, and supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. Prior to adopting SFAS 123R, we accounted for stock-based awards granted or modified after January 1, 2003 and prior to January 1, 2006 in accordance with SFAS 123, and for all other stock-based awards granted prior to January 1, 2003 (and not subsequently modified after January 1, 2003), in accordance with APB 25.

SFAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under the modified prospective transition method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for unvested awards as of January 1, 2006 previously accounted for in accordance with SFAS 123 and APB 25, for which the requisite service has not been rendered, is recognized as the requisite service is rendered on or after January 1, 2006 based upon the grant-date fair value and attribution method applied in accordance with the original provisions of SFAS 123. SFAS 123R also requires us to estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. Previously, we accounted for the impact of forfeitures when they occurred.

Since we had adopted SFAS 123 effective January 1, 2003, the adoption of SFAS 123R did not have a significant impact on our financial statements. SFAS 123R requires the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash inflow rather than as an operating cash inflow. As a result, we have separately classified $0.9 million of excess tax benefits from stock-based compensation arrangements as a financing cash inflow and as an operating cash outflow in our Condensed Consolidated Statement of Cash Flows

for the three months ended March 31, 2006. In accordance with the modified prospective transition method of adopting SFAS 123R, our financial statements for prior periods have not been restated for this matter.

Because we continued to follow the intrinsic value based method under APB 25 for all stock-based awards granted prior to January 1, 2003 (and not subsequently modified after January 1, 2003) until the effective date of our adoption of SFAS 123R, compensation expense for the three months ended March 31, 2005 is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards during the period. Had compensation expense for our stock-based compensation plans been based on fair value at the grant dates for awards under those plans for the three months ended March 31, 2005, consistent with the methodology of SFAS 123, our net income and net income per share for the three months ended March 31, 2005, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income, as reported	$8,581
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,702
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,484)

Net income, pro forma	$7,799

Net income per share:
Basic – as reported	$0.17
Basic – pro forma	0.16
Diluted – as reported	0.17
Diluted – pro forma	0.16

Short-term Investments and Other Financial Instruments. Our balance sheet financial instruments as of March 31, 2006 and December 31, 2005 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. Short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are stated at fair value in our accompanying Condensed Consolidated Balance Sheets. As of March 31, 2006 and December 31, 2005, the fair value of our long-term debt, based upon quoted market prices, was approximately $230 million and $227 million, respectively. As of March 31, 2006 and December 31, 2005, the fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, was $0.2 million and $0.1 million, respectively. We do not utilize any derivative financial instruments for purposes of managing the market risks related to our financial instruments.

3.	DISCONTINUED OPERATIONS

In December 2005, we closed on agreements to sell: (i) our Global Software Services business (the “GSS Business”) to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”); and (ii) our plaNet Consulting business (the plaNet Business”) to a group of private investors led by the plaNet management team. As a result, we have reflected the results of operations for the GSS Business and plaNet Business as discontinued operations in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2005. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005.

The sale of the GSS Business and the plaNet Business were both subject to the determination of final purchase price adjustments. The accounts receivable related to the final purchase price adjustments had been determined as of December 31, 2005, and those amounts, totaling approximately $4 million, were collected in the first quarter of 2006. There were no other material transactions related to discontinued operations in the three months ended March 31, 2006.

4.	EQUITY COMPENSATION PLANS

The discussions below for our equity compensation plans include both continuing and discontinued operations.

Stock Incentive Plans

Background. Beginning in 2002, we implemented changes in our stock-based compensation programs designed to continue to attract and retain employees. In 2003, we allowed employees to exchange stock options, with exercise prices significantly above our then-current stock price, for restricted stock awards. In addition, in 2003, we began primarily granting restricted stock awards instead of stock options to employees. Restricted stock awards offer employees the opportunity to earn shares of our common stock over time, rather than stock options in which employees earn the right to purchase shares of our common stock at a set price over time. Restricted stock awards are generally granted at no cost to the recipient. Because of the greater intrinsic value of the restricted stock at the grant date when compared to stock options, the number of equity awards granted under this compensation methodology is less than the number of equity awards granted when the primary equity awards were stock options.

Summary of Stock Incentive Plans. As of March 31, 2006, we have four stock incentive plans, as summarized below:

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1996 Plan (1)	—	—
1997 Director Plan (2)	450,000	49,233
2005 Plan (1)	12,400,000	11,899,000

Total stockholder approved	12,850,000	11,948,233
2001 Plan (3)	3,000,000	211,046

Total	15,850,000	12,159,279

(1)	The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted upon stockholder approval. The 2005 Plan replaces one of our previously existing stock incentive plans, the 1996 Stock Incentive Plan (the “1996 Plan”). No further grants may be made under the 1996 Plan, but any stock awards which are outstanding under the 1996 Plan will remain in effect in accordance with their respective terms. The shares available under the 2005 Plan have been reserved for issuance to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.

(2)	The Stock Option Plan for Non-Employee Directors (the “1997 Director Plan”) was adopted upon stockholder approval. The shares available under the 1997 Director Plan have been reserved for issuance to non-employee directors of our company in the form of stock options.

(3)	The 2001 Stock Incentive Plan (the “2001 Plan”) was adopted without stockholder approval. The shares available under the 2001 Plan have been reserved for issuance to eligible employees of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares available under the 2001 Plan may be granted to key employees of our company or its subsidiaries who are not: (i) officers or directors; (ii) “covered employees” for purposes of Section 162(m) of the Internal Revenue Code; or (iii) persons subject to Section 16 of the Securities Exchange Act of 1934.

Modifications to Stock-Based Awards. We made no significant modifications to stock-based awards during the three months ended March 31, 2006. During the three months ended March 31, 2005, we modified the terms of approximately 70,000 shares of unvested restricted stock held by two executive officers, and 75,000 unvested stock options held by one executive officer. The terms of the restricted stock awards were modified to include a provision which allows for full vesting of any unvested restricted stock upon an involuntary termination of employment without cause. Unless such an event occurs, the restricted stock will continue to vest as set forth in the original terms of the agreements. The terms of the stock option awards were modified to accelerate vesting of such awards to January 1, 2006 upon continuous employment with our company through such date.

Restricted Stock. Our restricted stock shares typically vest annually over three to four years. Unvested restricted stock shares are typically forfeited and cancelled upon termination of employment with our company. Certain shares of the restricted stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, and certain shares have other acceleration of vesting provisions related to retirement or termination of employment. There are no restrictions on these shares other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions). We generally issue new shares (versus treasury shares) to fulfill restricted stock award grants.

The fair value of each restricted stock award is determined by using the closing market price of our common stock on the grant date of the award and is charged to expense on a straight-line basis over the service period during which the award is deemed to be earned.

A summary of our unvested restricted stock activity during the three months ending March 31, 2006, is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2006	838,888	$19.04
Awards granted	573,500	22.13
Awards forfeited/cancelled	(3,554)	17.72
Awards vested	(155,811)	17.27

Unvested awards at March 31, 2006	1,253,023	$20.68

The total market value of restricted stock shares vesting during the three months ended March 31, 2006 and 2005 were $3.5 million and $2.7 million, respectively.

Stock Options. Stock option awards are typically granted with an exercise price equal to the fair value of our common stock as of the date of the grant. Stock options granted under the plans typically vest over four years and have a maximum term of ten years. As discussed above, during 2003, we began primarily granting restricted stock awards instead of stock options to employees. No stock options were awarded during the three months ended March 31, 2006. All of the 31,650 stock options awarded in 2005 were granted to certain GSS Business employees and were subsequently forfeited in 2005 upon the closing of the sale of the GSS Business (see Note 3) as the GSS Business employees were considered terminated.

For purposes of the pro forma disclosure and compensation cost recorded under SFAS 123/SFAS 123R, the fair value of each stock option award was estimated on the date of grant using the Black-Scholes option-pricing model and was charged to expense on a straight-line basis over the service period during which the award was deemed to be earned.

A summary of our stock option activity during the three months ending March 31, 2006, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2006	1,455,963	$19.47
Granted	—	—
Exercised	(209,803)	11.91
Forfeited or expired	(67,538)	26.99

Outstanding at March 31, 2006	1,178,622	$20.38	4.7 Years	$8,200,075

Options exercisable at March 31, 2006	1,097,825	$20.96	4.6 Years	$7,341,391

(1)	The aggregate intrinsic value represents stock options that were in-the-money as of March 31, 2006, and is calculated as the difference between the exercise price of the underlying awards and the closing market price of our common stock as of March 31, 2006.

During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, was $2.2 million and $0.3 million, respectively. Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $2.5 million and $0.4 million, respectively.

1996 Employee Stock Purchase Plan

As of March 31, 2006, we had an employee stock purchase plan whereby 958,043 shares of the Company’s common stock have been reserved for sale to our employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. During the three months ended March 31, 2006 and 2005, 9,157 and 18,205 shares, respectively, were purchased under the plan for approximately $176,000 and $265,000, respectively. As of March 31, 2006, 413,928 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Continuing operations	$2,834	$3,251
Discontinued operations	—	1,086

Total stock-based compensation	$2,834	$4,337

As of March 31, 2006, there was $22.0 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.9 years.

We recorded a deferred income tax benefit related to stock-based compensation expense of $1.1 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock totaled $2.0 million and $1.1 million, respectively, for the three months ended March 31, 2006 and 2005.

5.	STOCKHOLDERS’ EQUITY

Stock Repurchase Program. We have a stock repurchase program, approved by our Board of Directors, authorizing us to purchase up to 20 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). In April 2005, we established a formal plan with a financial institution that complies with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Rule 10b5-1 Plan”) to repurchase shares of our common stock on the open market. Any shares repurchased under the Rule 10b5-1 Plan are counted towards the 20 million share limit authorized under the Stock Repurchase Program. The Rule 10b5-1 Plan supplements any stock repurchases we may decide to purchase under the existing terms of its Stock Repurchase Program. In effect, the Rule 10b5-1 Plan facilitates achieving stock buyback objectives more readily by permitting the execution of trades during periods that would otherwise be prohibited by internal trading policies. The maximum quarterly repurchase limitation established under the Rule 10b5-1 Plan is $15 million.

During the three months ended March 31, 2006, we repurchased 0.7 million shares of our common stock under the Stock Repurchase Program for $15.0 million (weighted-average price of $22.44 per share), which were repurchased under the guidelines of the Rule 10b5-1 Plan. During the three months ended March 31, 2005, we repurchased 1.3 million shares of our common stock under the Stock Repurchase Program for $23.0 million (weighted-average price of $17.88 per share). As of March 31, 2006, the total shares repurchased under the Stock Repurchase Program since its inception in August 1999 is 13.8 million shares, at a total repurchase price of $340.6 million (a weighted-average price of $24.68 per share). The shares repurchased under the Stock Repurchase Program are being held as treasury shares. As of March 31, 2006, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 6.2 million shares.

Stock Repurchases for Minimum Tax Withholdings. In addition to the above mentioned stock repurchases and outside of the Stock Repurchase Program, during the first three months of 2006 and 2005, we repurchased and cancelled approximately 54,000 shares and 45,000 shares of our common stock for $1.2 million and $0.8 million, respectively, from our executive officers and employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

6.	EARNINGS PER COMMON SHARE

Calculation of Earnings Per Common Share. Earnings per common share (“EPS”) have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted EPS is consistent with the calculation of basic EPS while considering the effect of potentially dilutive common shares outstanding during the period. Unvested shares of restricted stock are not included in the basic EPS calculation. Basic and diluted EPS are presented on the face of our Condensed Consolidated Statements of Income.

No reconciliation of the basic and diluted EPS numerators is necessary for the three months ended March 31, 2006 and 2005, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Three Months Ended March 31,
	2006	2005
Basic common shares outstanding	46,901	49,045
Dilutive effect of stock options	286	271
Dilutive effect of unvested restricted stock	222	268
Dilutive effect of Convertible Debt Securities	—	—

Diluted common shares outstanding	47,409	49,584

Potentially dilutive common shares related to stock options and unvested shares of restricted stock of 0.3 million and 1.4 million, respectively, for the three months ended March 31, 2006 and 2005, were excluded from the computation of diluted EPS as their effect was antidilutive.

We calculate the dilution related to the Convertible Debt Securities using the “treasury stock” method. Under the treasury stock method, we have experienced no dilution related to the Convertible Debt Securities since their issuance in June 2004, as our average stock price has not exceeded the current effective conversion price of $26.77 per share during any period. In future periods, the Convertible Debt Securities will impact our diluted earnings per share calculation only in those periods in which our average stock price exceeds the then current effective conversion price.

7.	COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$15,466	$8,581
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	—	(821)
Unrealized loss on short-term investments	(43)	(8)

Comprehensive income	$15,423	$7,752

8.	ACQUISITION

Description of the Acquisition. On March 1, 2006, we acquired 100% of the voting equity interests of Telution, Inc. (“Telution”) for $20.5 million in cash (net of $1.6 million in acquired cash), plus $0.4 million in acquisition costs. Telution is a Chicago-based provider of operations support system (“OSS”) technologies that enable communications companies to bring bundled, advanced services to market quickly and effectively. We acquired Telution and its COMX solution to expand our ability to support communication providers as they deliver advanced and IP-based services, designed to attract and retain consumers who have begun to expect the availability of video, voice and data services over various devices at the time and location they choose.

Preliminary Purchase Price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands), and the estimated lives of the acquired intangible assets. Amortization expense related to the acquired intangible assets is recognized on a straight-line basis, which approximates the pattern in which the economic benefits of the acquired intangible assets are expected to be received.

	Amount	Weighted -Average Estimated Lives (months)
Current assets (includes cash and cash equivalents of $1,618)	$3,548
Fixed assets	570
Acquired software	8,705	84
Acquired client contracts and other	502	14
Acquired customer relationships	2,121	60
Goodwill	9,837
Non-current deferred income tax asset	3,953
Other non-current assets	2

Total assets acquired	29,238

Current liabilities	(2,720)
Non-current deferred income tax liability	(4,124)

Total liabilities assumed	(6,844)

Net assets acquired	$22,394

In addition to the cash paid at closing, the Telution stock purchase agreement includes provisions for: (i) additional purchase price payments of up to $5 million, contingent upon the achievement of various milestones related to the integration of Telution’s COMX solution with our ACP product during 2006 and 2007; and (ii) additional purchase price payments of up to $3 million, contingent upon the signing of certain revenue arrangements with certain clients. The right to contingent purchase price payments related to revenue expires December 31, 2008. As of March 31, 2006, the additional purchase price payments have not been reflected in the Telution purchase price. The contingent payments will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determinable beyond a reasonable doubt.

Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Telution goodwill and acquired intangible assets are not deductible for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes”, we have recognized a deferred tax liability of $4.1 million for the difference between the assigned book value and the tax basis of the acquired intangible assets, but have not recognized a deferred tax liability for the difference between the assigned book value and the tax basis of goodwill. Included in the net assets acquired is a $4.0 million deferred income tax asset related to a net operating loss (“NOL”) carryforward of $11.3 million which we believe is more likely than not to be realized over 5 years. The Telution NOL carryforward begins to expire in 2020.

We are in the process of obtaining certain information that we believe is necessary to finalize the Telution purchase accounting, including the finalization of: (i) the value of the acquired intangible assets; and (ii) the value of the acquired NOL carryforward. We expect the purchase accounting to be completed by the end of the second quarter of 2006. At this time, we do not expect any significant changes from our preliminary purchase price allocation.

The results of operations of Telution are included in the accompanying Condensed Consolidated Statements of Income for the period subsequent to the acquisition date. Pro forma information on our historical results of operations to reflect the acquisition of Telution is not presented as Telution’s results of operations during prior periods are not material to our results of operations.

9.	DEBT

Our long-term debt as of March 31, 2006 and December 31, 2005 consists of the Convertible Debt Securities. As of March 31, 2006: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders; and (ii) we are in compliance with the provisions of the bond indenture related to the Convertible Debt Securities.

As of March 31, 2006, and as it relates to our $100 million 2004 Revolving Credit Facility, we: (i) have made no borrowings; (ii) are in compliance with the financial ratios and other covenants; and (iii) have the entire $100 million available to us.

10.	LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the three months ended March 31, 2006, to include goodwill resulting from the Telution acquisition (see Note 8) were as follows (in thousands):

January 1, 2006, balance	$623
Goodwill acquired during period	9,837

March 31, 2006, balance	$10,460

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and acquired software. As of March 31, 2006 and December 31, 2005, the carrying values of these assets were as follows (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts and other	$111,123	$(72,114)	$39,009	$110,295	$(68,634)	$41,661
Software	8,705	(103)	8,602	—	—	—

Total	$119,828	$(72,217)	$47,611	$110,295	$(68,634)	$41,661

The increase in the software intangible asset in the three months ended March 31, 2006 is the result of the Telution acquisition (see Note 8).

The total amortization expense related to intangible assets for the three months ended March 31, 2006 and 2005 was $3.7 million and $3.3 million, respectively. Of the net client contracts asset amount as of March 31, 2006, approximately $32 million relates to the Comcast Contract. Based on the March 31, 2006 net carrying value of these intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2006 – $15.6 million; 2007 – $14.4 million; 2008 – $13.7 million; 2009 - $2.1 million; and 2010 – $1.9 million.

11.	RESTRUCTURING CHARGES

During the three months ended March 31, 2006, we had the following restructuring activities that resulted in the recording of restructuring charges:

•	We accrued for severance and retention bonuses for our employees that continue to service the FairPoint Communications, Inc. (“FairPoint”) processing agreement (which is being accrued ratably over the employees’ remaining service period), which resulted in a restructuring charge of $0.6 million. In addition, during the first quarter of 2006, we made the first of four contract termination fee payments of $1.0 million to FairPoint. The total contract termination fee of $4.0 million had been accrued as of December 31, 2005.

•	We abandoned a portion of one of our current office facilities, resulting in a restructuring charge of $0.1 million. We expect to abandon the remaining portion of this office facility in the second quarter of 2006.

•	We involuntarily terminated certain individuals who were performing corporate support functions, which resulted in restructuring expenses of $0.3 million.

•	We recorded final adjustments related to our December 2005 exercise of a buyout provision included in a corporate aircraft operating lease. We sold the corporate aircraft to an unrelated party in January 2006. This resulted in a restructuring charge of $0.1 million.

During the three months ended March 31, 2006, we recorded restructuring charges of $1.1 million. Restructuring charges in the three months ended March 31, 2005 were minimal. The restructuring charges have been reflected as a separate line item in the accompanying Condensed Consolidated Statements of Income. The components of the restructuring charges are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Involuntary employee terminations	$1,087	$—
Facility abandonments	109	3
Other	(47)	—

	$1,149	$3

The activity in the business restructuring reserves related to continuing operations during the three months ended March 31, 2006 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
January 1, 2006, balance	$1,904	$257	$5,427	$7,588
Charged to expense during the period	1,087	109	(47)	1,149
Cash payments	(1,317)	(118)	(2,427)	(3,862)
Other	368	(2)	47	413

March 31, 2006, balance	$2,042	$246	$3,000	$5,288

Of the $5.3 million business restructuring reserve balance as of March 31, 2006, primarily all of the balance was included in current liabilities. The large cash payments reflected in “other” in the above table represent: (i) the $1.0 million FairPoint contract termination fee as discussed above; and (ii) the payment of incentive bonuses for certain members of our management team involved in the sale of the GSS Business (see Note 3).

12.	COMMITMENTS, GUARANTEES AND CONTINGENCIES

Executive Retirement Benefits. In December 2004, we announced that our Chairman of the Board of Directors (the “Chairman”) and then Chief Executive Officer (“CEO”) would retire on June 30, 2005. In consideration for certain changes to the Chairman and CEO’s employment agreement and for post-termination consulting services to be provided, we agreed to pay the Chairman and CEO a total of $9.6 million, of which $5.6 million was paid on January 2, 2006, $2.0 million will be paid on July 1, 2006, and $2.0 million will be paid on January 2, 2007. To date, the $9.6 million expense related to his retirement package has been recognized as follows: fourth quarter of 2004—$0.5 million; first quarter of 2005—$4.2 million; second quarter of 2005—$4.3 million; third quarter of 2005—$0.2 million; fourth quarter of 2005—$0.2 million; and first quarter of 2006—$0.1 million. The remaining $0.1 million of expense will be recorded over the remainder of 2006.

Product Warranties. We generally warrant that our products and services will conform to published specifications, or to specifications provided in an individual client arrangement, as applicable. The typical warranty period is 90 days from delivery of the product or service. The typical remedy for breach of warranty is to correct or replace any defective deliverable, and if not possible or practical, we will accept the return of the defective deliverable and refund the amount paid under the client arrangement that is allocable to the defective deliverable. Historically, we have incurred minimal warranty costs, and as a result, do not maintain a warranty reserve.

Product Indemnifications. Our software arrangements generally include a product indemnification provision that will indemnify and defend a client in actions brought against the client that claim our products infringe upon a copyright, trade secret, or valid patent. Historically, we have not incurred any significant costs related to product indemnification claims, and as a result, do not maintain a reserve for such exposure.

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2006, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

Indemnifications Related to Sold Businesses. In conjunction with the sale of the GSS and plaNet businesses (see Note 3), we provided certain indemnifications to the buyers of these businesses which are considered routine in nature (such as employee, tax, or litigation matters that occurred while these businesses were under our ownership). Under the provisions of these indemnification agreements, payment by us is conditioned on the other party making a claim pursuant to the procedures in the indemnification agreements, and we are typically allowed to challenge the other party’s claims. In addition, certain of our obligations under these indemnification agreements are limited in terms of time and/or amounts, and in some cases, we may have recourse against a third party if we are required to make certain indemnification payments.

Following the guidelines of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, we estimated the fair value of these indemnifications at $2.8 million as of the closing dates for the sale of the GSS and plaNet businesses. The indemnification liability as of March 31, 2006 and December 31, 2005 was $2.8 million. It is not possible to predict the maximum potential amount of future payments we may be required to make under these indemnification agreements due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liabilities we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates the sale of the GSS and plaNet businesses, the difference would be reflected in the discontinued operations section of our Condensed Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we do not have any liabilities related to such indemnifications as of March 31, 2006. In addition, as a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is not significant.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2005 (our “2005 10-K”).

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning the North American customer care and billing industry, as well as the communications industry it serves, and similar matters. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined above within Part II Item 1A. “Risk Factors”. Item 1A. constitutes an integral part of this report, and readers are strongly encouraged to review this section closely in conjunction with MD&A.

Market Conditions of the Communications Industry

The North American communications industry has experienced significant consolidation and increased competition between communications providers. The consolidation that has occurred has resulted in a fewer number of service providers who have massive scale and can deliver a total communications package. Plant upgrades and network rationalizations have, for the most part, been completed, allowing service providers to focus their attention on new revenue and growth opportunities. In addition, new competitors, new technologies and unique partnerships are forcing service providers to be more creative in their approaches for rolling out new products and services and enhancing their customers’ experiences. These factors, in combination with the improving financial condition of service providers, are resulting in a slightly more positive outlook for the demand for scalable, flexible and cost efficient customer care and billing solutions, which we believe will provide us with new revenue opportunities.

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

Sale of GSS and plaNet Businesses

In December 2005, we closed on agreements to sell: (i) our Global Software Services business (the “GSS Business”) to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”); and (ii) our plaNet Consulting business (the plaNet Business”) to a group of private investors led by the plaNet management team. As a result, we have reflected the results of operations for the GSS Business and plaNet Business as discontinued operations in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2005. The management overview and results of operations discussions below are based on continuing operations only.

Management Overview of Quarterly Results

Our Company. We are a leading provider of outsourced billing, customer care and print and mail solutions and services supporting the North American communications market. Our solutions support some of the world’s largest and most innovative providers of bundled multi-channel video, Internet, and IP-based services. Our unique combination of solutions, services and expertise ensure that communication providers can continue to rapidly launch new service offerings, improve operational efficiencies and deliver a high-quality customer experience in a competitive and ever-changing marketplace.

A summary of our results of operations for the first quarter of 2006 is as follows:

•	Our revenues for the first quarter of 2006 were $93.0 million, relatively consistent with the $93.2 million for the same period in 2005, and the $93.2 million for the fourth quarter of 2005.

•	Our operating expenses for the first quarter of 2006 were $70.8 million, compared to $72.2 million for the same period last year (a 2.0% decrease), and fourth quarter of 2005 operating expenses of $86.7 million (an 18.4% decrease).

•	The year-over-year decrease in operating expenses relates primarily to the $4.2 million of retirement benefits for our former CEO recorded in the first quarter of 2005, compared to $0.1 million in the first quarter of 2006. This decrease was offset to a certain degree by an increase in labor-related costs, primarily as a result of merit wage increases and an increase in staff levels between periods.

•	The decrease in operating expenses between the first quarter of 2006 and the fourth quarter of 2005 relates primarily to a decrease of $13.4 million between quarters in restructuring charges.

•	Income from continuing operations (net of tax) for the first quarter of 2006 was $15.5 million, or $0.33 per diluted share, an increase of 24.7% when compared to $12.4 million, or $0.25 per diluted share, for the same period last year, and an increase of 261.0% when compared to the fourth quarter of 2005 income from continuing operations of $4.3 million, or $0.09 per diluted share.

•	The increase in income from continuing operations for the first quarter of 2006 when compared to the first quarter of 2005 is due primarily to: (i) the inclusion of $4.2 million, or $0.05 per diluted share, of retirement benefits for our former CEO in the first quarter of 2005, as discussed above; and (ii) an increase between periods of approximately $4 million, or approximately $0.05 per diluted share, associated with interest and investment income.

•	The increase in income from continuing operations between sequential quarters is due primarily to: (i) the inclusion of $14.5 million of restructuring charges, or $0.20 per diluted share, in the fourth quarter of 2005 results of operations, compared to $1.1 million, or $0.02 per diluted share, for the current quarter; and (ii) an increase in interest and investment income of $2.8 million between periods, or approximately $0.04 per diluted share.

The year-over-year and sequential quarterly increases in interest and investment income are primarily a result of a significant increase in our cash and short-term investment balances between periods, which is primarily the result of the cash proceeds received from the sale of the GSS Business in December 2005.

•	Net income (which includes the results of discontinued operations, as applicable) for the first quarter of 2006 was $15.5 million, or $0.33 per diluted share, an increase of 80.2% when compared to $8.6 million, or $0.17 per diluted share, for the same period last year, and a decrease of 31.6% when compared to the fourth quarter of 2005 net income of $22.6 million, or $0.47 per diluted share. Net income for the fourth quarter of 2005 includes the impact of the net pretax gain on the sale of the GSS and plaNet businesses of $10.9 million.

•	Net income for the first quarter of 2006 includes stock-based compensation expense of $2.8 million, depreciation expense of $2.4 million, and amortization of intangible assets of $3.7 million. These non-cash charges totaled $8.9 million (pretax impact), or $0.12 per diluted share. Income from continuing operations for the first quarter of 2005 included stock-based compensation expense of $3.3 million, depreciation expense of $2.6 million, and amortization of intangible assets of $3.3 million. These non-cash charges totaled $9.2 million (pretax impact), or $0.11 per diluted share.

•

We continue to generate strong cash flows from our operations. As of March 31, 2006, we had cash, cash equivalents, and short-term investments of $384.6 million, as compared to $392.2 million as of December 31, 2005, with the decrease between periods reflective of: (i) $20.5 million in cash (net of $1.6 million in acquired cash) paid for the Telution, Inc. acquisition which closed on March 1, 2006; and (ii) the repurchase of 668,500 shares of our common stock for approximately $15.0 million, both of which are discussed below.

Cash flows from operations for the first quarter of 2006 were $22.0 million, compared to $18.9 million for the first quarter of 2005, and $15.7 million for the fourth quarter of 2005.

Other key events for the first quarter of 2006 were as follows:

•	Total customer accounts processed on our systems as of March 31, 2006 were 45.0 million, compared to 45.2 million as of December 31, 2005. The annualized revenue per processing unit (“ARPU”) for the first quarter of 2006 was $7.66, compared to $7.63 for the first quarter of 2005, and $7.72 for the fourth quarter of 2005.

•	To date, approximately two-thirds of the cable customer accounts processed on our systems have been successfully migrated to our ACP platform. We expect to migrate the remaining cable customer accounts to the ACP platform by mid-2007. See the “Business” section of our 2005 10-K for additional discussion of this effort.

•	After the first quarter ended, we announced that Peter Kalan, our Chief Financial Officer, was named Executive Vice President of Business and Corporate Development, and Randy Wiese, our Chief Accounting Officer, was named Executive Vice President and Chief Financial Officer. See our Form 8-K filed April 25, 2006 for additional details of these matters.

Acquisition of Telution, Inc.

On March 1, 2006, we acquired 100% of the voting equity interests of Telution, Inc. (“Telution”) for $20.5 million in cash (net of $1.6 million in acquired cash), plus $0.4 million in acquisition costs. Telution is a Chicago-based provider of operations support system (“OSS”) technologies that enable communications companies to bring bundled, advanced services to market quickly and effectively. We acquired Telution and its COMX solution to expand our ability to support communication providers as they deliver advanced and IP-based services, designed to attract and retain consumers who have begun to expect the availability of video, voice and data services over various devices at the time and location they choose. As a result of this acquisition, we will extend our ability to support our clients’ sales, ordering, partnering and service provisioning processes as well as delivering enhanced customer care capabilities through all customer touch points – the Web, interactive television, field service, statement, the call center and more. We will integrate COMX into our ACP product, accelerating our product roadmap to quickly enable operators to more easily bundle and deploy wireless, content, business services and IPTV offerings. In addition, the integrated solution will enable operators to better support customers of bundled services as they choose new services and seek support for existing services. See Note 8 to our Financial Statements for additional discussion of this transaction.

The acquisition of Telution did not have a significant impact on our first quarter 2006 results of operations. While we acquired Telution and its COMX solution with the primary goal of integrating COMX into our ACP product suite, we expect Telution to generate approximately $6 million of revenues for the full-year 2006 and to be slightly dilutive to our results of operations for 2006.

Significant Client Relationships

As discussed above, the North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with over 70% of our revenues being generated from our five largest clients, which are Comcast Corporation (“Comcast”), EchoStar Communications Corporation (“EchoStar”), Time Warner Inc. (“Time Warner”), Charter Communications (“Charter”), and Adelphia Communications (“Adelphia”). Revenues from these clients represented the following percentages of our total revenues for the three months ended March 31, 2006, December 31, 2005 and March 31, 2005:

	Three Months Ended
	March 31, 2006	December 31, 2005	March 31, 2005
Comcast	24%	23%	21%
EchoStar (1)	19%	20%	21%
Time Warner	10%	10%	11%
Charter	10%	11%	9%
Adelphia	8%	8%	9%

(1)	During the fourth quarter of 2005, we signed a new processing agreement with EchoStar which provided certain pricing reductions when compared to EchoStar’s previous processing agreement. As a result, the percentage of our revenues generated from EchoStar has decreased slightly when compared to prior quarters. The new contract pricing for the EchoStar contract became effective November 1, 2005, thus the first quarter of 2006 includes a full three months of revised pricing for EchoStar, compared to only two months of revised pricing for the fourth quarter of 2005.

As of March 31, 2006, December 31, 2005, and March 31, 2005, the percentage of net billed accounts receivable balances attributable to our five largest clients were as follows:

	As of
	March 31, 2006	December 31, 2005	March 31, 2005
Comcast	21%	21%	22%
EchoStar	30%	29%	31%
Time Warner	9%	9%	9%
Charter	11%	11%	10%
Adelphia	5%	6%	4%

We expect to continue to generate a significant percentage of our future revenues from a limited number of clients, including Comcast, EchoStar, Time Warner, Charter, and Adelphia. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew their contracts with us, in whole or in part for any reason; (ii) significantly reduce the number of customers processed on our systems or reduce the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of intangible assets).

See our 2005 10-K for additional discussion of our business relationships with the above mentioned significant clients.

As discussed in our 2005 10-K, it has been publicly announced that Adelphia intends to sell out of bankruptcy its broadband business jointly to Time Warner and Comcast. Upon the closing of this transaction, we expect the Adelphia customers currently processed by us to remain on our systems and be transferred to the respective Comcast and Time Warner contracts. Because the Comcast and Time Warner contracts have lower per unit pricing than the Adelphia contract (due to the relative size of Comcast and Time Warner when compared to Adelphia), we anticipate that processing revenues related to these customer accounts will be lower in 2006. This transaction is expected to close in the third quarter of 2006.

As discussed in the 2005 10-K, as a result of certain client regionalization projects, we expected to lose approximately one million customer accounts processed on our systems to a competitor’s system in the first half of 2006. During the first quarter of 2006, approximately two-thirds of these customer accounts were transferred off our systems. We expect the remaining customer accounts to be transferred off our systems in the second quarter of 2006.

Stock Repurchase Program

We have a stock repurchase program, approved by the Board of Directors, authorizing us to purchase up to 20 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). In April 2005, we established a formal plan with a financial institution that complies with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Rule 10b5-1 Plan”) to repurchase shares of our common stock on the open market. Any shares repurchased under the Rule 10b5-1 Plan are counted towards the 20 million share limit authorized under the Stock Repurchase Program. The Rule 10b5-1 Plan supplements any stock repurchases we may decide to purchase under the terms of our Stock Repurchase Program. In effect, the Rule 10b5-1 Plan facilitates achieving stock buyback objectives more readily by permitting the execution of trades during periods that would otherwise be prohibited by internal trading policies. The maximum quarterly repurchase limitation established by us under the Rule 10b5-1 Plan is $15 million.

As of March 31, 2006, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2006	2005	2004	2003	1999-2002	Total
Shares repurchased	669	3,808	2,983	—	6,339	13,799
Total amount paid	$15,000	$72,968	$52,897	—	$199,710	$340,575
Weighted-average price per share	$22.44	$19.16	$17.73	—	$31.51	$24.68

The shares repurchased under the Stock Repurchase Program are being held as treasury shares, and may possibly be used, at our discretion, to fulfill issuances of common stock under our various equity compensation plans. As of March 31, 2006, the total remaining number of shares available for repurchase under the program totaled 6.2 million shares. The Stock Repurchase Program does not have an expiration date.

Subsequent to March 31, 2006 through the May 5, 2006, we have repurchased an additional 0.2 million shares of common stock under the Stock Repurchase Program for $5.9 million (weighted-average price of $24.41 per share), bringing the total remaining number of shares available for repurchase under the Stock Repurchase Program as of May 5, 2006 to 6.0 million shares.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions for stock-based awards in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and related amendments and interpretations. Since we had adopted SFAS No. 123, “Accounting for Stock-Based Compensation” effective January 1, 2003, the adoption of SFAS 123R did not have a significant impact on the first quarter of 2006 results of operations, and is not expected to have a significant impact on our future results of operations. See Note 2 to our Financial Statements for additional discussion of the impact of adopting SFAS 123R.

Stock-based compensation expense is included in the following income statement captions in the accompanying Financial Statements (in thousands):

	Three Months Ended March 31,
	2006	2005
Continuing Operations:
Cost of processing and related services	$1,052	$790
Cost of software, maintenance and services	161	136
Research and development	303	256
Selling, general and administrative	1,318	2,069

Total continuing operations (1)	2,834	3,251
Discontinued operations	—	1,086

Total stock-based compensation expense	$2,834	$4,337

(1)	The decrease in stock-based compensation expense for continuing operations between periods is due primarily to certain equity awards held by key members of our management team having a change of control provision that was triggered upon the closing of the sale of the GSS Business in the fourth quarter of 2005, which resulted in accelerated vesting for the equity awards impacted.

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

We have identified the most critical accounting policies that affect our financial condition and results of operations. The critical accounting policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) loss contingencies; (v) income taxes; and (vi) capitalization of internal software development costs. These critical accounting policies and our other significant accounting policies are discussed in greater detail in our 2005 10-K.

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the three months ended March 31, 2006 remained consistent between periods at $93.0 million, compared to $93.2 million for the three months ended March 31, 2005. The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the three months ended March 31, 2006 increased $3.1 million or 3.8% to $86.4 million, from $83.3 million for the three months ended March 31, 2005. The increase in processing and related services revenues is primarily due to: (i) an increase in the number of customer accounts processed on our systems; and (ii) increased usage of ancillary product services. These increases are offset to a certain degree by the lower processing revenues from EchoStar due to the new contract pricing becoming effective November 1, 2005, as discussed above and in our 2005 Form 10-K. Additional information related to processing and related services revenues is as follows:

•	Amortization of the client contracts intangible asset (reflected as a reduction of processing and related services revenues) for the three months ended March 31, 2006 and 2005 was $3.4 million and $3.2 million, respectively.

•	Total customer accounts processed on our systems as of March 31, 2006 were 45.0 million compared to 43.9 million as of March 31, 2005, a 2.4% increase. Total customer accounts processed on our systems as of December 31, 2005 were 45.2 million. The sequential decrease in customer accounts was expected as a result of certain client regionalization projects as discussed above and in our 2005 Form 10-K.

•

The ARPU for the first quarter of 2006 was $7.66, compared to $7.63 for the first quarter of 2005 and $7.72 for the fourth quarter of 2005. The decrease in ARPU between sequential periods is primarily the result of the first quarter of 2006 including a full three months of revised pricing for EchoStar, compared to only two months for the fourth quarter of 2005, as the new contract pricing was effective November 1,

2005. We expect our ARPU to range from $7.50 to $7.65 for the second quarter of 2006. The sequential decrease in ARPU reflects a lower level of certain discretionary ancillary services that we provide to our clients, which are typically cyclical in the second quarter.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the three months ended March 31, 2006 decreased $3.4 million, or 33.9% to $6.5 million, from $9.9 million for the three months ended March 31, 2005. The decrease between periods is related primarily to several large software transactions in the first quarter of 2005 for our workforce automation and call center products, with no comparable amounts in the first quarter of 2006.

Cost of Revenues. See our 2005 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services was relatively flat between periods, increasing $0.9 million or 2.2% to $42.9 million for the three months ended March 31, 2006, when compared to $42.0 million for the three months ended March 31, 2005. As a result, gross margins were relatively consistent between periods for processing and related services revenues at 50.4% for the three months ended March 31, 2006, compared to 49.6% for the three months ended March 31, 2005.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the three months ended March 31, 2006 decreased 10.5% to $4.5 million, from $5.0 million for the three months ended March 31, 2005. The decrease between periods is due primarily to a decrease in third party software costs as a result of lower software sales during the first quarter of 2006.

The gross margin for software, maintenance and services was 30.9% for the three months ended March 31, 2006, as compared to 49.0% for the three months ended March 31, 2005. The decrease in the gross margin percentage between periods is attributed primarily to lower revenues in the first quarter of 2006 as compared to the first quarter of 2005, as noted above.

Gross Margin (Exclusive of Depreciation). The overall gross margin (exclusive of depreciation) for the three months ended March 31, 2006 was $45.5 million (49.0% gross margin), compared to $46.2 million (49.5% gross margin) for the three months ended March 31, 2005. The changes in the overall gross margin and overall gross margin percentages are relatively consistent between periods and are due to the factors discussed above.

Research and Development (“R&D”) Expense. R&D expense for the three months ended March 31, 2006 increased 23.8% to $9.9 million, from $8.0 million for the three months ended March 31, 2005. The increase between periods is primarily due to employee-related costs as a result of an increase in the number of personnel assigned to development projects, to include the development personnel that came over in the acquisition of Telution. As a percentage of total revenues, R&D expense was 10.7% for the three months ended March 31, 2006, compared to 8.6% for the three months ended March 31, 2005. We did not capitalize any internal software development costs during the three months ended March 31, 2006 and 2005.

During the first quarter of 2006, we focused our development and enhancement efforts on various R&D projects, consisting principally of enhancements to ACP and related software products, to include the integration of the Telution COMX product with ACP, targeted to increase the functionalities and features of our products, including those necessary to service new and expanded product offerings (e.g., VoIP, commercial services, etc.).

At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above, and we expect to spend approximately 10-12% of our total revenues on R&D.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the three months ended March 31, 2006 decreased 32.0% to $9.9 million, from $14.6 million for the three months ended March 31, 2005. As a percentage of total revenues, SG&A expense was 10.7% for the three months ended March 31, 2006 as compared to 15.7% for the three months ended March 31, 2005. The decrease in SG&A expense between periods is primarily due to: (i) the $4.2 million of retirement benefits for our former CEO, Mr. Hansen, recorded in the first quarter of 2005, compared to $0.1 million in the first quarter of 2006; and to a much lesser degree, (ii) certain restructuring activities implemented in the fourth quarter of 2005.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2006 was $2.4 million, down slightly compared to the $2.6 million for the three months ended March 31, 2005. The capital expenditures during the three months ended March 31, 2006 consisted principally of: (i) computer hardware and related equipment; and (ii) internal infrastructure items. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Our restructuring charges for the three months ended March 31, 2006 relate primarily to changes we made to our business operations in 2005. See Note 11 to the Financial Statements for a more detailed discussion of our cost reduction initiatives and related restructuring charges, including the current activity in accrued liabilities related to the restructuring charges. Restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income and diluted earnings per share, for the three months ended March 31, 2006 and 2005 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended March 31,
	2006	2005
Involuntary employee terminations	$1,087	$—
Facility abandonments	109	3
Other	(47)	—

Total restructuring charges	$1,149	$3

Impact of restructuring charges on results of operations (i.e. have reduced operating results):
Net income	$713	$2

Diluted earnings per share	$0.02	$0.00

The involuntary employee termination expense relates primarily to retention and severance costs related to personnel working on the terminated FairPoint Communications, Inc. (“FairPoint”) contract. These costs are being recognized ratably across the expected service period of the employees (i.e., through the end of 2006). We expect the second quarter 2006 total restructuring charges to be comparable to that of the first quarter of 2006.

Operating Income. Operating income for the three months ended March 31, 2006 was $22.2 million, or 23.9% of total revenues, compared to $21.0 million, or 22.5% of total revenues for the three months ended March 31, 2005. The increase in operating income between periods is primarily due to the decrease in SG&A expenses, consisting principally of the retirement benefits for Mr. Hansen discussed above, offset to a certain degree by the increases in R&D and restructuring charges, as discussed above. The $4.2 million of retirement benefits for Mr. Hansen mentioned above for the three months ended March 31, 2005 lowered the operating margin percentage by 4.5 percentage points. We expect the quarterly operating income to trend down slightly over the remainder of 2006 due primarily to the inclusion of Telution’s expected results of operations.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of operating income for the three months ended March 31, 2006 and 2005 were $8.9 million and $9.2 million, respectively.

Interest and Investment Income, net. Interest and investment income for the three months ended March 31, 2006 increased $4.2 million, to $4.7 million, from $0.5 million for the three months ended March 31, 2005. The increase in interest and investment income is a result of a significant increase in our cash, cash equivalents, and short-term investment balances between periods, which is primarily a result of the cash proceeds received from the sale of the GSS Business in December 2005.

Income Tax Provision. For the three months ended March 31, 2006, we recorded an income tax provision of $9.5 million, or an estimated annual effective income tax rate of 38%, compared to an income tax provision of $7.0 million or an estimated annual effective income tax rate of 36%, for the three months ended March 31, 2005. The increase in the effective income tax rate for the period ended March 31, 2006 over March 31, 2005 is due to: (i) an increase in the state effective tax rate as a result of a reduction in 2006 of benefits received from a state incentive program; and (ii) recognition of certain tax benefits during the first quarter of 2005 that are not recurring in the first quarter of 2006. For the second quarter of 2006, we expect a 38% effective income tax rate. However, we estimate that our overall effective income tax rate for 2006 will range between 36% and 37%, as we anticipate certain tax benefits being realized in the second half of the year.

As of March 31, 2006 our $40.6 million of net deferred income tax assets represented approximately 6% of total assets. We continue to believe that sufficient taxable income will be generated to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Discontinued Operations. As discussed above, as a result of the sale of the GSS and plaNet businesses in December 2005, the GSS and plaNet businesses have been reflected as discontinued operations in our results of operations for the three months ended March 31, 2005.

Liquidity

Basis of Presentation. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statements of Cash Flows. Therefore, all historical cash flow information presented below reflects the cash flow results from both continuing and discontinued operations.

Cash and Liquidity

As of March 31, 2006, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $384.6 million, compared to $392.2 million as of December 31, 2005. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, we have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of March 31, 2006, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had the entire $100 million available to us.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with accounting principles generally accepted in the U.S., beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), and then factoring in the impact of changes in working capital items. See our 2005 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows from operating activities for the quarters ended for the indicated periods are as follows (in thousands):

	Quarter Totals	Year-to- Date Totals
2005:
March 31 (1)	$18,865	$18,865
June 30 (1)	43,283	62,148
September 30	24,712	86,860
December 31 (2)	15,714	102,574
2006:
March 31 (2)	21,978	21,978

(1)	Cash flows from operating activities for the first quarter of 2005 were negatively impacted by approximately $9 million due to a key client delaying payment of an invoice until after quarter-end. This amount was subsequently paid in April 2005, which resulted in the payment of four monthly invoices by this client in the second quarter of 2005. The payment of the delayed invoice, along with a contract termination settlement and client bankruptcy settlement contributed approximately $12 million to our cash flows from operating activities for the second quarter of 2005.

(2)	Cash flows from operating activities for the fourth quarter of 2005 were negatively impacted by approximately $10 million due to a key client delaying payment of an invoice until after quarterend. The first quarter of 2006 cash flows reflect three monthly invoice payments from this client.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated periods, and our DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2005:
March 31	$95,857	$(1,950)	$93,907	57
June 30	91,224	(1,403)	89,821	60
September 30	95,775	(1,338)	94,437	60
December 31(1)(2)	106,136	(1,324)	104,812	61
2006:
March 31(2)	110,415	(1,008)	109,407	60

(1)	The increase in both the gross and net billed trade accounts receivable between September 30, 2005 and December 31, 2005 relates primarily to a key client delaying payment of approximately $10 million until after quarterend, as noted above.

(2)	The increase in both the gross and net billed trade accounts receivable between December 31, 2005 and March 31, 2006 is a result of increased postage billings in the first quarter of 2006 and the timing of payments from certain clients.

Significant fluctuations in key balance sheet items between March 31, 2006 and December 31, 2005 that impacted our cash flows from operating activities are as follows.

Other Current Assets

The decrease in other current assets from $17.1 million as of December 31, 2005 to $6.7 million as of March 31, 2006 primarily relates to:

•	The completion of the sale of our corporate aircraft in January 2006. As of December 31, 2005, other current assets included $7.1 million related to the carrying value of the aircraft we purchased in December 2005 in conjunction with the buyout of our operating lease. The proceeds from the sale were received in cash in the first quarter of 2006; and

•	The final purchase price for the GSS Business due from Comverse. As of December 31, 2005, other current assets included $3.8 million related to the final purchase price due from Comverse. This amount was received in cash in February 2006.

Client Deposits

Client deposits consist of advanced payments from our clients related to their expected postage costs. The increase in client deposits from $19.7 million as of December 31, 2005 to $24.1 million as of March 31, 2006 relates primarily to a key client increasing its deposit from 30 days of postage costs to 60 days of postage costs.

Accounts Payable

The decrease in accounts payable from $17.3 million as of December 31, 2005 to $12.4 million as of March 31, 2006 relates primarily to the payment of various accrued costs (e.g., business advisory, attorney fees, etc.) related to the sale of the GSS Business.

Accrued Employee Compensation

The decrease in accrued employee compensation from $32.4 million as of December 31, 2005 to $19.4 million as of March 31, 2006 is primarily due to: (i) payments made in February 2006 related to our 2005 corporate bonus incentive program; and (ii) retirement benefits of $5.6 million paid in January 2006 to our former CEO, as discussed above.

Deferred Revenue

The increase in deferred revenue from $18.5 million as of December 31, 2005 to $22.9 million as of March 31, 2006 relates primarily to the annual software maintenance billings done in the first quarter and to a lesser degree, the deferral of fees related to conversion/set-up services provided under long-term processing contracts. The deferral of fees related to conversion/set-up services are being recognized as revenue over the term of the respective processing contract as the related processing services are performed.

Income Taxes

The change from an income taxes receivable of $5.0 million as of December 31, 2005 to an income taxes payable of $1.7 million as of March 31, 2006 is due primarily to us generating Federal taxable income during the three months ended March 31, 2006, with no requirement to make a Federal tax payment during this period.

Cash Flows From Investing Activities

During the three months ended March 31, 2006 our cash flows from investing activities included two unique items already mentioned above: (i) the acquisition of Telution; and (ii) the net proceeds from the sale of the corporate aircraft held for sale. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed as follows:

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible back into cash. During the three months ended March 31, 2006, we purchased $39.7 million and sold $54.7 million of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the three months ended March 31, 2006 and 2005 for property and equipment, and investments in client contracts were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Property and equipment	$1,974	$3,874
Client contracts	1,552	1,926

The property and equipment expenditures during the first three months of 2006 consisted principally of computer hardware and related equipment, and internal infrastructure items.

The investments in client contracts for the three months ended March 31, 2006 and 2005 relate primarily to client incentive payments and the deferral of costs related to conversion/set-up services provided under long-term processing contracts.

Cash Flows From Financing Activities

Our financing activities typically consist of various debt-related transactions, and activities with our common stock.

Repurchase of Common Stock. As discussed above, during the three months ended March 31, 2006 and 2005, we repurchased shares of our common stock under the guidelines of our Stock Repurchase Program for $15.0 million and $23.0 million, respectively. In addition, outside of our Stock Repurchase Program, during the three months ended March 31, 2006 and 2005, we repurchased from our employees and then cancelled approximately 54,000 shares and 45,000 shares of our common stock for $1.2 million and $0.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

As of March 31, 2006, we had $384.6 million of cash, cash equivalents, and short-term investments available to fund our operations, and we expect to generate additional cash during 2006. The following are the key items to consider in assessing our sources and uses of capital resources:

•	In the first quarter of 2006, we repurchased 668,500 shares of our common stock for $15 million under our Stock Repurchase Program. At this time, we expect to purchase a total of approximately $60 million of our common stock under our Stock Repurchase Program during 2006. We have the ability to purchase a greater amount of shares under the Stock Repurchase Plan during 2006.

•	In the first quarter of 2006, we acquired Telution for $20.5 million in cash (net of $1.6 million in acquired cash),

which was paid in March 2006. In addition, the Telution stock purchase agreement includes provisions for: (i) additional purchase price payments of up to $5 million, contingent upon the achievement of various milestones related to the integration of Telution’s COMX solution with our ACP product during 2006 and 2007; and (ii) additional purchase price payments of up to $3 million, contingent upon the signing of certain revenue arrangements with certain clients. The right to contingent purchase price payments related to revenue expires December 31, 2008.

•	In the first quarter of 2006, we spent $2.0 million on property and equipment. We expect to spend a total of approximately $12 million on capital expenditures during 2006. As of March 31, 2006, we have made no significant capital commitments.

•	In the first quarter of 2006, we paid our former CEO, Mr. Hansen, $5.6 million of retirement benefits, We are required to make additional retirement benefit payments of $2.0 million in July 2006 and $2.0 million in January 2007.

•	In the first quarter of 2006, we paid $1.0 million pursuant to a termination agreement with FairPoint. We are required to pay FairPoint an additional $3.0 million during the remainder of 2006 related to that termination agreement.

•	Our Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities are subject to certain conversion triggers based upon: (i) the price of our common stock; (ii) the trading price of the Convertible Debt Securities; (iii) us putting the Convertible Debt Securities back to the holders; (iv) the occurrence of specified corporate transactions, to include a change of control as defined in the bond Indenture; and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. At this time, we do not expect any of the conversion triggers to occur during the next 12 months. As a result, in the near-term, we expect our annual debt service costs related to the Convertible Debt Securities to be limited to the annual interest payments of $5.8 million.

The Convertible Debt Securities are convertible into our common stock, under the specified conditions and settlement terms outlined above, at an initial conversion rate of 37.3552 shares per $1,000 principal amount of Convertible Debt Securities, which is equal to an effective conversion price of $26.77 per share. The bond Indenture includes anti-dilution provisions for the holders such that the conversion rate (and thus, the effective conversion price) can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases of our common stock by us pursuant to a self-tender offer or exchange offer. A lower effective conversion price may have several impacts to us, including a greater potential for: (i) the occurrence of the conversion trigger based upon the price of our common stock; and (ii) the Convertible Debt Securities having an impact on our diluted earnings per share if our common stock price exceeds the then-current effective conversion price.

•

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of March 31, 2006, we had made no borrowings under the 2004 Revolving Credit Facility, and at this time, we do not expect to make any borrowings under the 2004 Revolving Credit Facility in 2006. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of March 31, 2006, the commitment fee rate was 37.5 basis points per annum. As of March 31, 2006, we had 100%, or $100 million, of the 2004 Revolving Credit Facility available to us.

In summary, going forward, we expect to continue to make investments in client contracts, capital equipment, and R&D, and expect to continue to make stock repurchases under our Stock Repurchase Program. In addition, as part of our growth strategy, we are continually evaluating potential business and asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that our current cash, cash equivalents, and short-term investments balances, together with cash expected to be generated from future operating activities and the amount available under the 2004 Revolving Credit Facility, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the three months ended March 31, 2006, was 9.96:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As discussed in our 2005 10-K, we are exposed to market risks related to changes in interest rates, and fluctuations and changes in the market value of our short-term investments. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of March 31, 2006, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2006 and December 31, 2005 were $353.5 million and $346.1 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2006 and December 31, 2005 were $31.2 million and $46.1 million, respectively. The day-to-day management of our cash equivalents and short-term investments has been historically performed by the money management branch of one of the largest financial institutions in the U.S. Beginning in the second quarter of 2006, we invested funds with a second large U.S. financial institution. Our cash equivalents and short-term investments are managed based upon strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

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

Accordingly, the forward-looking statements are qualified in their entirety by reference to and are accompanied by the following meaningful cautionary statements identifying certain important risk factors that could cause actual results to differ materially from those in such forward-looking statements. This list of risk factors is likely not exhaustive. We operate in a rapidly changing and evolving market involving the North American communications industry (e.g., cable television, DBS, wireline and wireless telephony, Internet and high speed data, etc.), and new risk factors will likely emerge. Management cannot predict all of the important risk factors, nor can it assess the impact, if any, of such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those in any forward-looking statements. Accordingly, there can be no assurance that forward-looking statements will be accurate indicators of future actual results, and it is likely that actual results will differ from results projected in forward-looking statements and that such differences may be material.

We Derive a Significant Portion of Our Revenues From a Limited Number of Clients, and the Loss of the Business of a Significant Client Would Materially Adversely Affect Our Financial Condition and Results of Operations. The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Today, the top seven providers in the video industry serve over 80% of the consumers. Consistent with this market concentration, a large percentage of our revenues from continuing operations are generated from a limited number of clients, with over 70% of our revenues from continuing operations being generated from our five largest clients, which are (in order of size) Comcast, EchoStar, Time Warner, Charter, and Adelphia. See our 2005 10-K and the above MD&A for a brief summary of our business relationship with each of these clients.

There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew their contracts with us, in whole or in part for any reason; (ii) significantly reduce the number of customer accounts processed on our systems or reduce the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of intangible assets).

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

A Reduction in Demand for Our Key Customer Care and Billing Products and Services Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations. Historically, a substantial percentage of our total revenues have been generated from our core service bureau processing product, ACP (formerly CCS/BP), and related services. These products and services are expected to provide a large percentage of our total revenues in the foreseeable future. Any significant reduction in demand for ACP and related services could have a material adverse effect on our financial condition and results of operations, including possible impairments to intangible assets.

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

As a result, substantial R&D will be required to maintain the competitiveness of our products and services in the market. Technical problems may arise in developing, maintaining and operating our products and services as the complexities are increased. Development projects can be lengthy and costly, and may be subject to changing requirements, programming difficulties, a shortage of qualified personnel, and/or unforeseen factors which can result in delays. In addition, we may be responsible for the implementation of new products and/or the migration of clients to new products, and depending upon the specific product, we may also be responsible for operations of the product.

There is an inherent risk in the successful development, implementation, migration, and operations of our products and services as the technological complexities, and the pace at which we must deliver these products and services to market, continues to increase. There can be no assurance:

•	of continued market acceptance of our products and services;

•	that we will be successful in the development of product enhancements or new products that respond to technological advances or changing client needs at the pace the market demands; or

•	that we will be successful in supporting the implementation, migration and/or operations of product enhancements or new products.

Our Business is Dependent on the North American Communications Industry. We generate substantially all of our revenues by providing products and services to the U.S. and Canadian communication industry. A decrease in the number of customers served by our clients, loss of business due to non-renewal of client contracts, industry and client consolidations, an adverse change in the economic condition of these industries, movement of customers from our systems to a competitor’s system as a result of regionalization strategies by our clients, and/or changing consumer demand for services could have a material adverse effect on our results of operations. There can be no assurance that new entrants into the communications market will become our clients. Also, there can be no assurance that communication providers will be successful in expanding into other segments of the converging communications industry. Even if major forays into new markets are successful, we may be unable to meet the special billing and customer care needs of that market.

The Consolidation of the North American Communications Industry May Have a Material Adverse Effect on Our Results of Operations. The North American communications industry is undergoing significant ownership changes at an accelerated pace. One facet of these changes is that communications service providers are consolidating, decreasing the potential number of buyers for our products and services. Such client consolidations carry with them the inherent risk that the consolidators may choose to move their purchased customers to a competitor’s system. Should this consolidation result in a concentration of customer accounts being owned by companies with whom we do not have a relationship, or with whom competitors are entrenched, it could negatively affect our ability to maintain or expand our market share, thereby having a material adverse effect on our results of operations. In addition, service providers may choose to use their size and scale to exercise more severe pressure on pricing negotiations.

In addition, it is widely anticipated that communication service providers will continue their aggressive pursuit of providing convergent services. Traditional wireline and wireless telephone providers have announced plans to penetrate the residential video market, a market dominated by our clients. Should these traditional telephone service providers be successful in their video strategy, it could threaten our market share and processing revenues in this area, as generally speaking, these companies do not currently use our products and services.

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

Failure to Attract and Retain Our Key Management and Other Highly Skilled Personnel Could Have a Material Adverse Effect on Our Business. Our future success depends in large part on the continued service of our key management, sales, product development, and operational personnel. We believe that our future success also depends on our ability to attract and retain highly skilled technical, managerial, operational, and marketing personnel, including, in particular, personnel in the areas of R&D and technical support. Competition for qualified personnel at times can be intense, particularly in the areas of R&D, conversions, software implementations, and technical support, especially now that market conditions are improving and the demand for such talent is increasing. In addition, restructuring activities could adversely impact our workforce as a result of involuntary terminations of employees and may adversely impact our ability to retain key personnel and recruit new employees when there is a need. For these reasons, we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new product delivery objectives.

We May Not Be Successful in the Integration of Our Acquisitions. As part of our growth strategy, we seek to acquire assets, technology, and businesses which will provide the technology and technical personnel to expedite our product development efforts, provide complementary products or services, or provide access to new markets and clients.

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

Due to the multiple risks and difficulties associated with any acquisition, there can be no assurance that we will be successful in achieving our expected strategic, operating, and financial goals for any such acquisition.

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

The Delivery of Our Products and Services is Dependent on a Variety of Mainframe and Distributed System Computing Environments and Communications Networks, Which May Not Be Available or May Be Subject to Security Attacks. The delivery of our products and services is dependent on a variety of mainframe and distributed system computing environments, which we will collectively refer to herein as “systems.” We provide such computing environments through both out-sourced arrangements, such as our data processing arrangement with First Data Corporation, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our systems through a variety of public and private communications networks, which we will collectively refer to herein as “networks,” and are highly dependent upon the continued availability and uncompromised security of our networks and systems to conduct their business operations. Our networks and systems are subject to the risk of failure as a result of human and machine error, acts of nature and intentional, unauthorized attacks from computer “hackers.” Security attacks on distributed systems throughout the industry are more prevalent than on mainframe systems due to the open nature of those computer systems. In addition, we continue to expand our use of the Internet with our product offerings thereby permitting, for example, our clients’ customers to use the Internet to review account balances, order services or execute similar account management functions. Opening up our networks and systems to permit access via the Internet increases their vulnerability to unauthorized access and corruption, as well as increasing the dependency of the systems’ reliability on the availability and performance of the Internet’s infrastructure. As a means to mitigate certain risks in this area of our business, we have implemented a business continuity plan, and test certain aspects of this plan on a periodic basis. In addition, we have implemented a security and data privacy program utilizing ISO 17799 as a guideline, and periodically undergo a security review of our systems by independent parties, and have implemented a plan intended to mitigate the risk of an unauthorized access to the networks and systems, including network firewalls, procedural controls, intrusion detection systems and antivirus applications.

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

The following table presents information with respect to purchases of company common stock we made during the three months ended March 31, 2006 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
January 1 – January 31	253,836	$22.26	223,800	6,646,619
February 1 – February 28	228,310	22.37	211,200	6,435,419
March 1 – March 31	240,084	22.66	233,500	6,201,919

Total	722,230	$22.43	668,500

[1]	During the fourth quarter of 2005, our Board of Directors approved a five million share increase in the number of shares we are authorized to repurchase under our stock repurchase program (the “Stock Repurchase Program”), bringing the total number of authorized shares to 20 million. The stock repurchase program does not have an expiration date.

[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	None

Item 4.	None

Item 5.	None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2006

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Edward C. Nafus
Edward C. Nafus Chief Executive Officer and President (Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

2.40A	Amendment to Securities Purchase Agreement dated December 9, 2005

2.40B	Second Amendment to Securities Purchase Agreement dated December 9, 2005

10.20E*	Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.47(1)	Employment Agreement with Randy R. Wiese, dated April 25, 2006

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated April 25, 2006.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.