Form 10-Q
period 2006-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2006-08-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES  ☐    NO  ☒

Shares of common stock outstanding at August 3, 2006: 47,998,488

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2006

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$343,957	$346,113
Short-term investments	70,296	46,111

Total cash, cash equivalents and short-term investments	414,253	392,224
Trade accounts receivable
Billed, net of allowance of $1,059 and $1,324	96,345	104,812
Unbilled and other	5,854	6,660
Deferred income taxes	8,994	9,565
Income taxes receivable	—	5,032
Other current assets	6,471	17,145

Total current assets	531,917	535,438
Property and equipment, net of depreciation of $65,232 and $61,333	19,941	21,143
Software, net of amortization of $32,363 and $31,945	8,351	—
Goodwill	9,228	623
Client contracts, net of amortization of $75,565 and $68,634	36,402	41,661
Deferred income taxes	28,865	33,275
Other assets	7,957	6,236

Total assets	$642,661	$638,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$24,034	$19,651
Trade accounts payable	12,420	17,306
Accrued employee compensation	16,788	32,447
Deferred revenue	13,523	9,575
Income taxes payable	5,549	—
Other current liabilities	11,807	15,783

Total current liabilities	84,121	94,762

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	8,545	8,943
Other non-current liabilities	2,646	6,341

Total non-current liabilities	241,191	245,284

Total liabilities	325,312	340,046

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding.	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 47,751,055 and 47,886,480 shares outstanding	609	601
Additional paid-in capital	325,624	316,764
Treasury stock, at cost, 13,199,996 and 12,290,485 shares	(317,860)	(296,976)
Accumulated other comprehensive income:
Unrealized gain on short-term investments, net of tax	35	71
Accumulated earnings	308,941	277,870

Total stockholders’ equity	317,349	298,330

Total liabilities and stockholders’ equity	$642,661	$638,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)		(unaudited)
Revenues:
Processing and related services	$87,715	$88,631	$174,136	$171,912
Software, maintenance and services	7,338	8,219	13,877	18,114

Total revenues	95,053	96,850	188,013	190,026

Cost of revenues:
Processing and related services	41,686	41,691	84,590	83,674
Software, maintenance and services	5,210	5,003	9,726	10,046

Total cost of revenues	46,896	46,694	94,316	93,720

Gross margin (exclusive of depreciation)	48,157	50,156	93,697	96,306

Operating expenses:
Research and development	10,874	7,857	20,775	15,856
Selling, general and administrative	11,651	15,045	21,588	29,652
Depreciation	2,699	2,501	5,051	5,092
Restructuring charges	1,141	3	2,290	6

Total operating expenses	26,365	25,406	49,704	50,606

Operating income	21,792	24,750	43,993	45,700

Other income (expense):
Interest expense	(1,903)	(1,759)	(3,788)	(3,879)
Interest and investment income, net	5,277	822	9,947	1,371
Other, net	3	5	(52)	3

Total other	3,377	(932)	6,107	(2,505)

Income from continuing operations before income taxes	25,169	23,818	50,100	43,195
Income tax provision	(9,564)	(8,574)	(19,029)	(15,549)

Income from continuing operations	15,605	15,244	31,071	27,646

Discontinued operations:
Loss from discontinued operations	—	(9,806)	—	(15,117)
Income tax benefit	—	3,109	—	4,599

Discontinued operations, net of tax	—	(6,697)	—	(10,518)

Net income	$15,605	$8,547	$31,071	$17,128

Basic earnings (loss) per common share:
Income from continuing operations	$0.34	$0.32	$0.67	$0.57
Discontinued operations, net of tax	—	(0.14)	—	(0.22)

Net income	$0.34	$0.18	$0.67	$0.35

Diluted earnings (loss) per common share:
Income from continuing operations	$0.33	$0.31	$0.66	$0.56
Discontinued operations, net of tax	—	(0.14)	—	(0.21)

Net income	$0.33	$0.17	$0.66	$0.35

Weighted-average shares outstanding:
Basic	46,527	48,151	46,714	48,598
Diluted	47,121	48,881	47,265	49,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
	(unaudited)
Cash flows from operating activities:
Net income	$31,071	$17,128
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	5,051	7,518
Amortization	8,126	14,372
Restructuring charge for abandonment of facilities and impairment of assets	401	3,492
Gain on short-term investments	(209)	(170)
Deferred income taxes	5,849	3,788
Excess tax benefits from stock-based compensation awards	(1,088)	1,073
Stock-based employee compensation	6,029	8,650
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	11,081	5,787
Other current and non-current assets	(2,699)	(2,692)
Income taxes payable/receivable	11,666	(398)
Trade accounts payable and accrued liabilities	(17,164)	2,916
Deferred revenue	2,615	684

Net cash provided by operating activities	60,729	62,148

Cash flows from investing activities:
Net proceeds (payments) from the disposition of discontinued operations	(436)	—
Purchases of property and equipment	(3,525)	(6,458)
Proceeds from sale of aircraft held for sale	7,376	—
Purchases of short-term investments	(97,695)	(31,535)
Proceeds from sale/maturity of short-term investments	73,700	21,538
Acquisition of business, net of cash acquired	(20,777)	(297)
Acquisition of and investments in client contracts	(3,002)	(3,964)

Net cash used in investing activities	(44,359)	(20,716)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,154	1,683
Repurchase of common stock	(22,287)	(43,816)
Payments on acquired equipment financing	(481)	—
Excess tax benefits from stock-based compensation awards	1,088	—
Payments of deferred financing costs	—	(87)

Net cash used in financing activities	(18,526)	(42,220)

Effect of exchange rate fluctuations on cash	—	(1,976)

Net decrease in cash and cash equivalents	(2,156)	(2,764)
Cash and cash equivalents, beginning of period	346,113	133,551

Cash and cash equivalents, end of period	$343,957	$130,787

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$3,067	$3,063
Income taxes	1,518	9,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the expected results for the entire year ending December 31, 2006.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the three months ended June 30, 2006 and 2005 was $48.0 million and $45.3 million, respectively, and for the six months ended June 30, 2006 and 2005 was $96.2 million and $90.5 million, respectively.

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

Since we had adopted SFAS 123 effective January 1, 2003, the adoption of SFAS 123R did not have a significant impact on our financial statements. SFAS 123R requires the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash inflow rather than as an operating cash inflow. As a result, we have separately classified $1.1 million of excess tax benefits from stock-based compensation arrangements as a financing cash inflow and as an operating cash outflow in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006. In accordance with the modified prospective transition method of adopting SFAS 123R, our financial statements for prior periods have not been restated for this matter.

Because we continued to follow the intrinsic value based method under APB 25 for all stock-based awards granted prior to January 1, 2003 (and not subsequently modified after January 1, 2003) until the effective date of our adoption of SFAS 123R, compensation expense for the three and six months ended June 30, 2005 is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for our stock-based compensation plans been based on fair value at the grant dates for awards under those plans for the three and six months ended June 30, 2005, consistent with the methodology of SFAS 123, our net income and net income per share for the three and six months ended June 30, 2005, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$8,547	$17,128
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,679	5,381
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,424)	(6,908)

Net income, pro forma	$7,802	$15,601

Net income per share:
Basic – as reported	$0.18	$0.35
Basic – pro forma	0.16	0.32
Diluted – as reported	0.17	0.35
Diluted – pro forma	0.16	0.32

Short-term Investments and Other Financial Instruments. Our balance sheet financial instruments as of June 30, 2006 and December 31, 2005 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. Short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are stated at fair value in our accompanying Condensed Consolidated Balance Sheets. As of June 30, 2006 and December 31, 2005, the fair value of our long-term debt, based upon quoted market prices, was approximately $243 million and $227 million, respectively. As of June 30, 2006 and December 31, 2005, the fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, was $0.3 million and $0.1 million, respectively. We do not utilize any derivative financial instruments for purposes of managing the market risks related to our financial instruments.

Accounting Pronouncement Issued But Not Yet Effective. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The new guidance will be effective for us on January 1, 2007, with any adjustments necessary upon adoption recorded directly to our beginning retained earnings balance. We are currently in the process of analyzing the impact of adopting FIN 48, but do not expect its adoption to have a significant impact on our financial statements.

3. DISCONTINUED OPERATIONS

In December 2005, we closed on agreements to sell: (i) our Global Software Services business (the “GSS Business”) to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”); and (ii) our plaNet Consulting business (the plaNet Business”) to a group of private investors led by the plaNet management team. As a result, we have reflected the results of operations for the GSS Business and plaNet Business as discontinued operations in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005.

The sale of the GSS Business and the plaNet Business were both subject to the determination of final purchase price adjustments. The accounts receivable related to the final purchase price adjustments had been determined as of December 31, 2005, and those amounts, totaling approximately $4 million, were collected in the first quarter of 2006. The costs to sell the GSS Business and the plaNet Business were accrued as of December 31, 2005, and those amounts, totaling $4.4 million, were paid in the first quarter of 2006. There were no other material transactions related to discontinued operations in the three and six months ended June 30, 2006.

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

Summary of Stock Incentive Plans. As of June 30, 2006, we have four stock incentive plans, as summarized below:

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1996 Plan (1)	—	—
1997 Director Plan (2)	450,000	49,233
2005 Plan (1)	12,400,000	11,884,000

Total stockholder approved	12,850,000	11,933,233
2001 Plan (3)	3,000,000	173,566

Total	15,850,000	12,106,799

(1)	The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted upon stockholder approval. The 2005 Plan replaces one of our previously existing stock incentive plans, the 1996 Stock Incentive Plan (the “1996 Plan”). No further grants may be made under the 1996 Plan, but any stock awards which are outstanding under the 1996 Plan will remain in effect in accordance with their respective terms. The shares available under the 2005 Plan have been reserved for issuance to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.

(2)	The Stock Option Plan for Non-Employee Directors (the “1997 Director Plan”) was adopted upon stockholder approval. The shares available under the 1997 Director Plan have been reserved for issuance to non-employee directors of our company in the form of stock options.

(3)	The 2001 Stock Incentive Plan (the “2001 Plan”) was adopted without stockholder approval. The shares available under the 2001 Plan have been reserved for issuance to eligible employees of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares available under the 2001 Plan may be granted to key employees of our company or its subsidiaries who are not: (i) officers or directors; (ii) “covered employees” for purposes of Section 162(m) of the Internal Revenue Code; or (iii) persons subject to Section 16 of the Securities Exchange Act of 1934.

Modifications to Stock-Based Awards. During the first quarter of 2005, we modified the terms of approximately 70,000 shares of unvested restricted stock held by two executive officers, and 75,000 unvested stock options held by one executive officer. The terms of the restricted stock awards were modified to include a provision which allows for full vesting of any unvested restricted stock upon an involuntary termination of employment without cause. Unless such an event occurs, the restricted stock will continue to vest as set forth in the original terms of the agreements. The terms of the stock option awards were modified to accelerate vesting of such awards to January 1, 2006 upon continuous employment with our company through such date.

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

A summary of our unvested restricted stock activity during the six months ended June 30, 2006, is as follows:

	Six Months Ended June 30, 2006
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2006	838,888	$19.04
Awards granted	620,000	22.30
Awards forfeited/cancelled	(35,701)	20.45
Awards vested	(178,436)	17.46

Unvested awards at June 30, 2006	1,244,751	$20.85

The total market value of restricted stock shares vesting during the six months ended June 30, 2006 and 2005 was $4.0 million and $8.1 million, respectively.

Stock Options. Stock option awards are granted with an exercise price equal to the fair value of our common stock as of the date of the grant. Stock option awards typically vest over four years and have a maximum term of ten years. As discussed above, during 2003, we began primarily granting restricted stock awards instead of stock options to employees. No stock options were awarded during the six months ended June 30, 2006. All stock options awarded in 2005 were granted to certain GSS Business employees and were subsequently forfeited in 2005 upon the closing of the sale of the GSS Business (see Note 3) as the GSS Business employees were considered terminated.

For purposes of the pro forma disclosure and compensation cost recorded under SFAS 123/SFAS 123R, the fair value of each stock option award was estimated on the date of grant using the Black-Scholes option-pricing model and was charged to expense on a straight-line basis over the service period during which the award was deemed to have been earned.

A summary of our stock option activity during the six months ended June 30, 2006, is as follows:

	Six Months Ended June 30, 2006		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,455,963	$19.47
Granted	—	—
Exercised	(231,292)	11.86
Forfeited or expired	(70,208)	26.99

Outstanding at June 30, 2006	1,154,463	$20.54	4.5 Years	$9,282,619

Options exercisable at June 30, 2006	1,102,754	$20.90	4.4 Years	$8,670,046

(1)	The aggregate intrinsic value represents stock options that were in-the-money as of June 30, 2006, and is calculated as the difference between the exercise price of the underlying awards and the closing market price of our common stock as of June 30, 2006.

The aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, during the six months ended June 30, 2006 and 2005 was $2.5 million and $1.0 million, respectively. Cash received from stock option exercises during the six months ended June 30, 2006 and 2005 was $2.7 million and $1.1 million, respectively.

1996 Employee Stock Purchase Plan

As of June 30, 2006, we had an employee stock purchase plan whereby 958,043 shares of the Company’s common stock have been reserved for sale to our employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. During the six months ended June 30, 2006 and 2005, 20,546 and 35,597 shares, respectively, were purchased under the plan for $0.4 million and $0.5 million, respectively. As of June 30, 2006, 402,539 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Continuing operations	$3,195	$3,473	$6,029	$6,724
Discontinued operations	—	840	—	1,926

Total stock-based compensation	$3,195	$4,313	$6,029	$8,650

As of June 30, 2006, there was $19.7 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.8 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during the six months ended June 30, 2006 and 2005, of $2.3 million and $3.3 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for the six months ended June 30, 2006 and 2005 totaled $2.3 million and $3.2 million, respectively.

5. STOCKHOLDERS’ EQUITY

Stock Repurchase Program. Since August 1999, we have had a stock repurchase program, approved by our Board of Directors, authorizing us to purchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). As of June 30, 2006, the Stock Repurchase Program authorized us to repurchase up to 20 million shares of our common stock, and as of that date, we had repurchased 14 million shares, at a total repurchase price of $346.5 million (a weighted-average price of $24.68 per share).

As part of the Stock Repurchase Program, in April 2005, we established a formal plan with a financial institution that complied with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Rule 10b5-1 Plan”) to repurchase on the open market up to a maximum of 3 million shares of our common stock. The Rule 10b5-1 Plan purchases supplement any stock repurchases we may decide to purchase under the terms of the Stock Repurchase Program. In effect, the Rule 10b5-1 Plan facilitates achieving stock buyback objectives more readily by permitting the execution of trades during periods that would otherwise be prohibited by internal trading policies. In May 2006, we reached the 3 million share maximum established under the Rule 10b5-1 Plan.

A summary of the shares repurchased during the three and six months ended June 30, 2006 and 2005 under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares repurchased	241	1,081	909	2,366
Total amount paid	$5,884	$19,997	$20,884	$42,970
Weighted-average price per share	$24.41	$18.49	$22.96	$18.16

The shares repurchased under the Stock Repurchase Program are being held as treasury shares. The Stock Repurchase Program does not have an expiration date.

Stock Repurchases for Minimum Tax Withholdings. In addition to the above mentioned stock repurchases and outside of the Stock Repurchase Program, we repurchased and cancelled shares from our executive officers and employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentives plans summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares repurchased and cancelled	8	118	62	163
Total amount paid	$203	$2,235	$1,403	$3,069

Subsequent Event. As part of the Stock Repurchase Program, in July 2006, our Board of Directors authorized the repurchase of up to $350 million of our outstanding common stock. In conjunction with this action, our Board of Directors approved a 10 million share increase in the number of shares authorized for repurchase under the Stock Repurchase Program, bringing the total number of authorized shares to 30 million. We plan to accomplish the $350 million stock buyback primarily through the use of a new Rule 10b5-1 Plan that was implemented in August 2006.

Subsequent to June 30, 2006 through August 3, 2006, we repurchased an additional 60,000 shares of our common stock under the Stock Repurchase Program for $1.6 million (weighted-average price of $26.57 per share), bringing the total remaining number of shares available for repurchase under the Stock Repurchase Program as of August 3, 2006 to 15.9 million shares.

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

No reconciliation of the basic and diluted EPS numerators is necessary for the three and six months ended June 30, 2006 and 2005, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic common shares outstanding	46,527	48,151	46,714	48,598
Dilutive effect of stock options	282	285	284	278
Dilutive effect of unvested restricted stock	312	445	267	357
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted common shares outstanding	47,121	48,881	47,265	49,233

Potentially dilutive common shares related to stock options and unvested shares of restricted stock of 0.3 million and 1.1 million for the three months ended June 30, 2006 and 2005, respectively, and 0.3 million and 1.2 million during the six months ended June 30, 2006 and 2005, respectively, were excluded from the computation of diluted EPS as their effect was antidilutive.

We calculate the potential dilutive effect of our Convertible Debt Securities using the “treasury stock” method. Under the treasury stock method, we have experienced no dilution related to the Convertible Debt Securities since their issuance in June 2004, as our average stock price has not exceeded the current effective conversion price of $26.77 per share during any period. In future periods, the Convertible Debt Securities will impact our diluted earnings per share calculation only in those periods in which our average stock price exceeds the then current effective conversion price.

7. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$15,605	$8,547	$31,071	$17,128
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	—	(1,099)	—	(1,920)
Unrealized loss on short-term investments	7	4	(36)	(4)

Comprehensive income	$15,612	$7,452	$31,035	$15,204

8. ACQUISITION

Description of the Acquisition. On March 1, 2006, we acquired 100% of the voting equity interests of Telution, Inc. (“Telution”) for $20.4 million in cash (net of $1.6 million in acquired cash), plus $0.4 million in acquisition costs. Telution is a Chicago-based provider of operations support system (“OSS”) technologies that enable communications companies to bring bundled, advanced services to market quickly and effectively. We acquired Telution and its COMX solution to expand our ability to support communication providers as they deliver advanced and IP-based services.

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

	Amount	Weighted- Average Estimated Lives (months)
Current assets (includes cash and cash equivalents of $1,618)	$3,566
Fixed assets	570
Acquired software	8,769	84
Acquired client contracts and other	504	14
Acquired customer relationships	2,134	60
Goodwill	8,605
Non-current deferred income tax asset	5,168

Other non-current assets	2

Total assets acquired	29,318

Current liabilities	(2,607)

Non-current deferred income tax liability	(4,317)

Total liabilities assumed	(6,924)

Net assets acquired	$22,394

As of June 30, 2006, we have received the necessary information to substantially complete our Telution purchase accounting. During the second quarter of 2006, the Telution goodwill amount was adjusted downward by $1.2 million, due primarily to the finalization of the value of certain Federal and state net operating loss (“NOL”) carryforwards.

In addition to the cash paid at closing, the Telution stock purchase agreement includes provisions for: (i) additional purchase price payments of up to $5 million, contingent upon the achievement of various milestones related to the integration of Telution’s COMX solution with our ACP product during 2006 and 2007; and (ii) additional purchase price payments of up to $3 million, contingent upon the signing of certain revenue arrangements with certain clients. The right to contingent purchase price payments related to revenue expires December 31, 2008. As of June 30, 2006, the additional purchase price payments have not been reflected in the Telution purchase price. The contingent payments will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determinable beyond a reasonable doubt.

Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Telution goodwill and acquired intangible assets are not deductible for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes”, we have recognized a deferred tax liability of $4.3 million for the difference between the assigned book value and the tax basis of the acquired intangible assets, but have not recognized a deferred tax liability for the difference between the assigned book value and the tax basis of goodwill. Included in the net assets acquired are: (i) a $4.4 million deferred income tax asset related to a Federal NOL carryforward of $12.4 million which we believe is more likely than not to be realized over 5 years; and (ii) a $0.6 million deferred income tax asset related to a state NOL carryforward of $8.1 million which is expected to be utilized within the 20-year carryforward period. The Telution Federal NOL carryforward begins to expire in 2020.

The results of operations of Telution are included in the accompanying Condensed Consolidated Statements of Income for the period subsequent to the acquisition date. Pro forma information on our historical results of operations to reflect the acquisition of Telution is not presented as Telution’s results of operations during prior periods are not material to our results of operations.

9. DEBT

Our long-term debt as of June 30, 2006 and December 31, 2005 consists of the Convertible Debt Securities. As of June 30, 2006: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders; and (ii) we are in compliance with the provisions of the bond indenture related to the Convertible Debt Securities.

As of June 30, 2006, and as it relates to our $100 million 2004 Revolving Credit Facility, we: (i) have made no borrowings; (ii) are in compliance with the financial ratios and other covenants; and (iii) have the entire $100 million available to us.

10. LONG-LIVED ASSETS

Goodwill. The change in the carrying amount of goodwill for the six months ended June 30, 2006, relating to goodwill resulting from the Telution acquisition (see Note 8), was as follows (in thousands):

January 1, 2006, balance	$623
Goodwill acquired during period	8,605

June 30, 2006, balance	$9,228

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of June 30, 2006 and December 31, 2005, the carrying values of these assets were as follows (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts and other	$111,967	$(75,565)	$36,402	$110,295	$(68,634)	$41,661
Software	40,714	(32,363)	8,351	31,945	(31,945)	—

Total	$152,681	$(107,928)	$44,753	$142,240	$(100,579)	$41,661

The increase in the gross carrying amount of the software intangible assets in the six months ended June 30, 2006 is the result of the Telution acquisition (see Note 8).

The total amortization expense related to intangible assets for the three months ended June 30, 2006 and 2005 was $3.8 million and $3.4 million, respectively, and for the six months ended June 30, 2006 and 2005 was $7.5 million and $6.7 million, respectively. Of the net client contracts asset amount as of June 30, 2006, approximately $29 million relates to the Comcast Contract. Based on the June 30, 2006 net carrying value of these intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2006 – $15.2 million; 2007 – $14.9 million; 2008 – $14.1 million; 2009—$2.6 million; and 2010 – $2.3 million.

11. RESTRUCTURING CHARGES

During the three and six months ended June 30, 2006, we had the following significant restructuring activities that resulted in the recording of restructuring charges:

•	In November 2005, we executed amendments to our long-term processing agreement with FairPoint Communications, Inc. (“FairPoint”) to effectively terminate the agreement (the amendments are collectively referred to as the “Termination Agreement”). Under the terms of the Termination Agreement, FairPoint is expected to transition and convert all of its customers to an alternative solution no later than December 31, 2006. As of December 31, 2005, we had accrued a contract termination fee of $4.0 million, and as of June 30, 2006, had paid $2.0 million of the contract termination fee. In addition, we are providing severance and retention bonuses for our employees that continue to service the FairPoint processing agreement, which are being accrued ratably over the employees’ remaining service period. This resulted in restructuring charges of $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2006.

•	We amended one of our current office facility leases during the second quarter of 2006, in order to reduce the total square footage leased. This resulted in a restructuring charge of $0.5 million.

During the three and six months ended June 30, 2006, we recorded restructuring charges of $1.1 million and $2.3 million, respectively. Restructuring charges in the three and six months ended June 30, 2005 were minimal. The restructuring charges have been reflected as a separate line item in the accompanying Condensed Consolidated Statements of Income. The components of the restructuring charges are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Involuntary employee terminations	$525	$—	$1,612	$—
Facility abandonments	614	3	723	6
Other	2	—	(45)	—

	$1,141	$3	$2,290	$6

The activity in the business restructuring reserves related to continuing operations during the six months ended June 30, 2006 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
January 1, 2006, balance	$1,904	$257	$5,427	$7,588
Charged to expense during the period	1,612	723	(45)	2,290
Cash payments	(2,228)	(550)	(3,429)	(6,207)
Other	246	(221)	47	72

June 30, 2006, balance	$1,534	$209	$2,000	$3,743

Of the $3.7 million business restructuring reserve balance as of June 30, 2006, primarily all of the balance was included in current liabilities. The large cash payments reflected in “other” in the above table represent: (i) the $2.0 million FairPoint contract termination fee as discussed above; and (ii) the payment of incentive bonuses for certain members of our management team involved in the sale of the GSS Business (see Note 3).

12. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Executive Retirement Benefits. In December 2004, we announced that our Chairman of the Board of Directors (the “Chairman”) and then Chief Executive Officer (“CEO”) would retire on June 30, 2005. In consideration for certain changes to the Chairman and CEO’s employment agreement and for post-termination consulting services to be provided, we agreed to pay the Chairman and CEO a total of $9.6 million, of which $5.6 million was paid on January 2, 2006, $2.0 million was paid on June 30, 2006, and $2.0 million is scheduled to be paid on January 2, 2007. During the three months ended June 30, 2006 and 2005, expense recognized related to his retirement package was $0.1 million and $4.3 million, respectively, and during the six months ended June 30, 2006 and 2005 was $0.2 million and $8.5 million, respectively.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2006, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

Following the guidelines of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, we estimated the fair value of these indemnifications at

$2.8 million as of the closing dates for the sale of the GSS and plaNet businesses. The indemnification liability as of June 30, 2006 and December 31, 2005 was $2.8 million. It is not possible to predict the maximum potential amount of future payments we may be required to make under these indemnification agreements due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liabilities we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS and plaNet businesses, the difference would be reflected in the discontinued operations section of our Condensed Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we do not have any liabilities related to such indemnifications as of June 30, 2006. In addition, as a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is not significant.

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

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning the North American customer care and billing industry, as well as the communications industry it serves, and similar matters. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined within Part II Item 1A., “Risk Factors”. Item 1A. constitutes an integral part of this report, and readers are strongly encouraged to review this section closely in conjunction with MD&A.

Market Conditions of the Communications Industry

The North American communications industry has experienced significant consolidation and increased competition between communications providers, and there is the possibility of further consolidation. Market consolidation results in a fewer number of service providers who have massive scale and can deliver a total communications package. Plant upgrades and network rationalizations have, for the most part, been completed, allowing service providers to focus their attention on new revenue and growth opportunities. In addition, new competitors, new technologies and unique partnerships are forcing service providers to be more creative in their approaches for rolling out new products and services and enhancing their customers’ experiences. These factors, in combination with the improving financial condition of service providers, are resulting in a more positive outlook for the demand for scalable, flexible and cost efficient customer care and billing solutions, which we believe will provide us with new revenue opportunities.

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

Sale of GSS and plaNet Businesses

In December 2005, we closed on agreements to sell: (i) our Global Software Services business (the “GSS Business”) to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”); and (ii) our plaNet Consulting business (the plaNet Business”) to a group of private investors led by the plaNet management team. As a result, we have reflected the results of operations for the GSS Business and plaNet Business as discontinued operations in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005. The management overview and results of operations discussions below are based on continuing operations only.

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

A summary of our results of operations for the second quarter of 2006 is as follows:

•	Our revenues for the second quarter of 2006 were $95.0 million, down 1.9% when compared to $96.8 million for the same period in 2005, and up 2.3% when compared to $93.0 million for the first quarter of 2006.

•	Our operating expenses for the second quarter of 2006 were $73.3 million, up 1.6% when compared to $72.1 million for the same period in 2005, and up 3.5% when compared to $70.8 million for the first quarter of 2006.

•	The year-over-year increase in operating expenses relates primarily to: (i) the impact of the acquisition of Telution in March 2006; (ii) an increase in labor-related costs, primarily as a result of merit wage increases and an increase in staff levels between periods; and (iii) an increase of $1.1 million between quarters in restructuring charges. These increases were offset to a certain degree by the $4.3 million of retirement benefits for our former CEO recorded in the second quarter of 2005, compared to $0.1 million in the second quarter of 2006.

•	The increase in operating expenses between the first and second quarters of 2006 is due primarily to the second quarter having a full three months of Telution expenses as compared to only one month of Telution expense in the first quarter.

•	Income from continuing operations (net of tax) for the second quarters of 2006 was $15.6 million, or $0.33 per diluted share, an increase of 2.4% when compared to $15.2 million, or $0.31 per diluted share, for the same period in 2005, and an increase of 0.9% when compared to the first quarter of 2006 income from continuing operations of $15.5 million, or $0.33 per diluted share.

Income from continuing operations (net of tax) for the first and second quarters of 2006 was positively impacted by $4.7 million and $5.3 million, respectively, of interest and investment income, which is significantly greater than the amounts in the comparable periods in 2005. The increase in interest and investment income in 2006 is primarily a result of a significant increase in our cash and short-term investment balances between years, which is primarily the result of the cash proceeds received from the sale of the GSS Business in December 2005.

•	Net income (which includes the results of discontinued operations, as applicable) for the second quarter of 2006 was $15.6 million, or $0.33 per diluted share, an increase of 82.6% when compared to $8.5 million, or $0.17 per diluted share, for the same period in 2005, and a decrease of 0.9% when compared to the first quarter of 2006 net income of $15.5 million, or $0.33 per diluted share.

•	Net income for the second quarter of 2006 includes stock-based compensation expense of $3.2 million, depreciation expense of $2.7 million, and amortization of intangible assets of $3.8 million. These non-cash charges totaled $9.7 million (pretax impact), or $0.13 per diluted share. Income from continuing operations for the second quarter of 2005 included stock-based compensation expense of $3.5 million, depreciation expense of $2.5 million, and amortization of intangible assets of $3.4 million. These non-cash charges totaled $9.4 million (pretax impact), or $0.12 per diluted share.

•	We continue to generate strong cash flows from our operations. As of June 30, 2006, we had cash, cash equivalents, and short-term investments of $414.3 million, as compared to $384.6 million as of March 31, 2006, and $392.2 million as of December 31, 2005.

Cash flows from operations for the second quarter of 2006 were $38.7 million, compared to $43.3 million for the second quarter of 2005, and $22.0 million for the first quarter of 2006, with the fluctuation between periods related primarily to changes in trade account receivables. See the “Liquidity” section below for further discussion.

Other key events were as follows:

•	Total customer accounts processed on our systems as of June 30, 2006 were 44.9 million, compared to 45.0 million as of March 31, 2006. The annualized revenue per processing unit (“ARPU”) for the second quarter of 2006 was $7.79, compared to $8.02 for the second quarter of 2005, and $7.66 for the first quarter of 2006. The ARPU for the second quarter of 2005 includes $0.21 related to one-time, non-recurring processing revenues of $2.3 million related to certain contract settlements.

•	To date, approximately three-fourths of the cable customer accounts processed on our systems have been successfully migrated to our ACP platform. We expect to migrate the remaining cable customer accounts to the ACP platform by the end of 2007. See the “Business” section of our 2005 10-K for additional discussion of this effort.

•	In July 2006, our Board of Directors authorized the repurchase of up to $350 million of our outstanding common stock through a new Rule 10b5-1 Plan. In conjunction with this action, our Board of Directors approved a 10 million share increase in the number of shares authorized for repurchase under the Stock Repurchase Program, bringing the total number of authorized shares to 30 million.

•	In July 2006, Mike Scott was named our Chief Operating Officer.

Significant Client Relationships

Client Concentration. As discussed above, the North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our historical revenues have been generated from a limited number of clients, with over 70% of our revenues being generated from our five largest clients, which are Comcast Corporation (“Comcast”), EchoStar Communications Corporation (“EchoStar”), Time Warner Inc. (“Time Warner”), Charter Communications (“Charter”), and Adelphia Communications (“Adelphia”). Revenues from these clients represented the following percentages of our total revenues for the three months ended June 30, 2006, March 31, 2006, and June 30, 2005:

	Three Months Ended
	June 30, 2006	March 31, 2006	June 30, 2005
Comcast	24%	24%	21%
EchoStar	19%	19%	20%
Time Warner	10%	10%	11%
Charter	11%	10%	9%
Adelphia (1)	8%	8%	9%

(1)	See our discussion below regarding Adelphia’s forthcoming sale of its broadband business.

As of June 30, 2006, December 31, 2005, and June 30, 2005, the percentage of net billed accounts receivable balances attributable to our five largest clients were as follows:

	As of
	June 30, 2006	December 31, 2005	June 30, 2005
Comcast	23%	21%	23%
EchoStar	30%	29%	24%
Time Warner	9%	9%	9%
Charter	12%	11%	11%
Adelphia	3%	6%	6%

See our 2005 10-K for additional discussion of our business relationships with the above mentioned significant clients.

Sale of Adelphia Assets. As discussed in our 2005 10-K, it has been publicly announced that Adelphia intends to sell out of bankruptcy its broadband business to Comcast and Time Warner. In July 2006, Time Warner and Comcast received conditional permission from the Federal Communications Commission to acquire Adelphia’s broadband assets, and as a result, the transaction closed on July 31, 2006. We expect the following impacts to our business as a result of this transaction:

•	Prior to the closing, we processed approximately three million Adelphia domestic broadband customer accounts (the “Acquired Customer Accounts”) on our systems under a contract that ran through March 2009. Upon closing of this transaction, the Acquired Customer Accounts processed by us will remain on our systems and be transferred to the respective Comcast and Time Warner contracts. After the closing, there is expected to be some movement of customer accounts between Comcast and Time Warner as the specific terms of the transaction are worked out, however, we expect the ultimate outcome of this transaction to have minimal impact on the overall number of customer accounts processed on our systems.

•	Because our Comcast and Time Warner contracts have lower per unit pricing than the Adelphia contract (due to the relative size of Comcast and Time Warner when compared to Adelphia), processing revenues related to these Acquired Customer Accounts will be lower beginning in August 2006. However, the absolute revenue amounts generated from the Comcast and Time Warner contracts will increase due to the increased number of customer accounts processed under these contracts. As a result, the percentage of our total revenues generated from the Comcast and Time Warner contracts will increase from the amounts in the above table. We expect approximately 70% of our total revenues to be generated from our then four largest clients, which will be Comcast, Echostar, Time Warner, and Charter.

•	We will recognize certain one-time, non-recurring revenues related to the Adelphia contract in the third quarter of 2006. These revenues include such items as upfront payments for services that were previously deferred and being recognized ratably under the Adelphia contract, which will now be recognized as the Acquired Customer Accounts are transferred under our Comcast and Time Warner contracts. These one-time revenues in the third quarter of 2006 will more than offset the impact of the lower per unit pricing for these Acquired Customer Accounts (as mentioned in the previous paragraph) in the third quarter of 2006 such that the revenues related to these Acquired Customer Accounts will be approximately $1 million higher in the third quarter of 2006 when compared to that of the second quarter of 2006.

The impact of the Adelphia contract on these Acquired Customer Accounts ends in the third quarter of 2006, and as a result, our results of operations for the fourth quarter of 2006 will be the first full quarter in which the ongoing effect of these Acquired Customer Accounts being processed under the Comcast and Time Warner contracts is reflected. As a result, revenues related to these Acquired Customer Accounts are expected to be approximately $3 million less in the fourth quarter of 2006 when compared to that of the third quarter of 2006.

Risk of Client Concentration. We expect to continue to generate a significant percentage of our future revenues from a limited number of clients, including Comcast, EchoStar, Time Warner, and Charter. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew its contract with us, in whole or in part for any reason; (ii) significantly reduce the number of customer accounts processed on our systems or reduce the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of intangible assets).

Stock Repurchase Program

Since August 1999, we have had a stock repurchase program, approved by our Board of Directors, authorizing us to purchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). As of June 30, 2006, the Stock Repurchase Program authorized us to repurchase up to 20 million shares of our common stock, and as of that date, we had repurchased 14 million shares, at a total repurchase price of $346.5 million (a weighted-average price of $24.68 per share).

As part of the Stock Repurchase Program, in April 2005, we established a formal plan with a financial institution that complies with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Rule 10b5-1 Plan”) to repurchase on the open market up to a maximum of 3 million shares of our common stock. The Rule 10b5-1 Plan purchases supplement any stock repurchases we may decide to purchase under the terms of the Stock Repurchase Program. In effect, the Rule 10b5-1 Plan facilitates achieving stock buyback objectives more readily by permitting the execution of trades during periods that would otherwise be prohibited by internal trading policies. In May 2006, we reached the 3 million share maximum established under the Rule 10b5-1 Plan.

As of June 30, 2006, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2006	2005	2004	2003	1999-2002	Total
Shares repurchased	909	3,808	2,983	—	6,339	14,039
Total amount paid	$20,884	$72,968	$52,897	—	$199,710	$346,459
Weighted-average price per share	$22.96	$19.16	$17.73	—	$31.51	$24.68

The shares repurchased under the Stock Repurchase Program are being held as treasury shares, and may possibly be used, at our discretion, to fulfill issuances of common stock under our various equity compensation plans. The Stock Repurchase Program does not have an expiration date.

As part of the Stock Repurchase Program, in July 2006, our Board of Directors authorized the repurchase of up to $350 million of our outstanding common stock. In conjunction with this action, our Board of Directors approved a 10 million share increase in the number of shares authorized for repurchase under the Stock Repurchase Program, bringing the total number of authorized shares to 30 million. We plan to accomplish the $350 million stock buyback primarily through the use of a new Rule 10b5-1 Plan. We began repurchasing shares under the new Rule 10b5-1 Plan in August 2006 and expect to complete the $350 million of stock repurchases within approximately 12 to 15 months. When completed, this stock buyback is expected to represent approximately 30 percent of our 47 million diluted shares of common stock currently outstanding.

Subsequent to June 30, 2006 through August 3, 2006, we repurchased an additional 60,000 shares of our common stock under the Stock Repurchase Program for $1.6 million (weighted-average price of $26.57 per share), bringing the total remaining number of shares available for repurchase under the Stock Repurchase Program as of August 3, 2006 to 15.9 million shares.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions for stock-based awards in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”

(“SFAS 123R”) and related amendments and interpretations. Since we had adopted SFAS No. 123, “Accounting for Stock-Based Compensation” effective January 1, 2003, the adoption of SFAS 123R did not have a significant impact on the first quarter of 2006 results of operations, and for the three and six months ended June 30, 2006 is not expected to have a significant impact on our future results of operations. See Note 2 to our Financial Statements for additional discussion of the impact of adopting SFAS 123R.

Stock-based compensation expense is included in the following income statement captions in the accompanying Financial Statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Continuing Operations:
Cost of processing and related services	$1,152	$813	$2,204	$1,602
Cost of software, maintenance and services	194	192	355	329
Research and development	381	262	684	518
Selling, general and administrative	1,468	2,206	2,786	4,275

Total continuing operations (1)	3,195	3,473	6,029	6,724
Discontinued operations	—	840	—	1,926

Total stock-based compensation expense	$3,195	$4,313	$6,029	$8,650

(1)	The decrease in stock-based compensation expense for continuing operations between periods is due primarily to certain equity awards held by key members of our management team having a change of control provision that was triggered upon the closing of the sale of the GSS Business in the fourth quarter of 2005, which resulted in accelerated vesting for the equity awards impacted.

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

Results of Operations – Consolidated Basis

Total Revenues. Total revenues for the: (i) three months ended June 30, 2006 decreased 1.9% to $95.0 million, from $96.8 million for the three months ended June 30, 2005; and (ii) six months ended June 30, 2006 decreased 1.1% to $188.0 million, from $190.0 million for the six months ended June 30, 2005. The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) three months ended June 30, 2006 decreased $0.9 million or 1.0% to $87.7 million, from $88.6 million for the three months ended June 30, 2005; and (ii) six months ended June 30, 2006 increased $2.2 million or 1.3% to $174.1 million, from $171.9 million for the six months ended June 30, 2005.

•

The decrease in processing and related services revenues between the three months ended June 30, 2006 and 2005 is primarily due to: (i) $2.3 million of one-time, nonrecurring revenues related to contract termination and bankruptcy settlements recorded in the second quarter of 2005 (i.e., a contract termination settlement agreement with a client, and settlement of our outstanding bankruptcy claims with MCI, formerly WorldCom); and (ii) lower processing revenues from EchoStar in 2006 due to new contract pricing becoming effective November 1, 2005. These decreases are offset to a certain degree by the increase in number of customer accounts processed on our systems.

•	The increase in processing and related services revenues between the six months ended June 30, 2006 and 2005 is primarily due to: (i) an increase in the number of customer accounts processed on our systems between periods; and (ii) higher revenues related to marketing services and various customer care solutions in 2006. These increases are offset to a certain degree by: (i) lower processing revenues in 2006 from EchoStar due to new contract pricing becoming effective November 1, 2005; and (ii) $2.3 million related to contract termination and bankruptcy settlements recorded in 2005, with no comparable amount in 2006.

Additional information related to processing and related services revenues is as follows:

•	Amortization of the client contracts intangible asset (reflected as a reduction of processing and related services revenues) for the: (i) three months ended June 30, 2006 and 2005 was $3.1 million and $3.2 million, respectively; and (ii) six months ended June 30, 2006 and 2005 was $6.5 million and $6.3 million, respectively.

•	Total customer accounts processed on our systems as of June 30, 2006 were 44.9 million compared to 44.4 million as of June 30, 2005, an increase of 1.1%. Total customer accounts processed on our systems as of March 31, 2006 were 45.0 million. Total customer accounts as of June 30, 2006 reflect the full impact of the deconversion of one million subscribers due to certain client regionalization projects, discussed in our 2005 Form 10-K. During the first quarter of 2006, approximately two-thirds of these customer accounts were transferred off our systems to a competitor’s system, with the remaining one-third transferred off in the second quarter of 2006.

•	The ARPU for the second quarter of 2006 was $7.79, compared to $8.02 for the second quarter of 2005 and $7.66 for the first quarter of 2006. The ARPU for the second quarter of 2005 includes $0.21 of one-time, non-recurring processing revenues related to contract termination and bankruptcy settlements, discussed above. The sequential increase in quarterly ARPU relates primarily to the continued high usage of marketing services and various customer care solutions by our clients.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) three months ended June 30, 2006 decreased $0.9 million, or 10.7% to $7.3 million, from $8.2 million for the three months ended June 30, 2005; and (ii) six months ended June 30, 2006 decreased 23.4% or $4.2 million to $13.9 million, from $18.1 million for the six month ended June 30, 2005. The decrease between periods is related primarily to several large software transactions in 2005 (primarily the first quarter) for our workforce automation and call center products, with no comparable amounts in 2006.

Cost of Revenues. See our 2005 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) three months ended June 30, 2006 and 2005 was $41.7 million for both periods; and (ii) six months ended June 30, 2006 was relatively flat between periods, increasing $0.9 million or 1.1% to $84.6 million, from $83.7 million, for the six months ended June 30, 2005. As a result, gross margin percentages for processing and related services revenues were relatively consistent between periods. The gross margin percentage for processing and related services was: (i) 52.5% for the three months ended June 30, 2006 compared to 53.0% for the three months ended June 30, 2005; and (ii) 51.4% for the six months ended June 30, 2006 compared to 51.3% for the six months ended June 30, 2005.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) three months ended June 30, 2006 increased 4.1% to $5.2 million, from $5.0 million for the three months ended June 30, 2005; and (ii) six months ended June 30, 2006 decreased 3.2% to $9.7 million, from $10.0 million for the six months ended June 30, 2005. The quarterly increase in cost of software, maintenance and services is due primarily to the amortization of the Telution assets acquired in March 2006. The year-to-date decrease is due primarily to a decrease in third party software costs due to lower software revenues in the first half of 2006, offset to a certain degree by the four months of amortization expense related to the Telution acquired intangible assets.

The gross margin percentage for software, maintenance and services was: (i) 29.0% for the three months ended June 30, 2006, as compared to 39.1% for the three months ended June 30, 2005; and (ii) 29.9% for the six months ended June 30, 2006, as compared to 44.5% for the six months ended June 30, 2005. The decrease in the gross margin percentages between periods is attributed primarily to lower revenues in the first half of 2006 as compared to the first half of 2005, as noted above.

Gross Margin (Exclusive of Depreciation). The overall gross margin percentage (exclusive of depreciation) for the: (i) three months ended June 30, 2006 was 50.7%, compared to 51.8% for the three months ended June 30, 2005; and (ii) six months ended June 30, 2006 was 49.8%, compared to 50.7% for the six months ended June 30, 2005. The changes in the overall gross margin percentages between periods are due to the factors discussed above.

Research and Development (“R&D”) Expense. R&D expense for the: (i) three months ended June 30, 2006 increased 38.4% to $10.9 million, from $7.9 million for the three months ended June 30, 2005; and (ii) six months ended June 30, 2006 increased 31.0% to $20.8 million, from $15.9 million for the six months ended June 30, 2005. The increase between periods is primarily due to an increase in personnel assigned to R&D efforts, to include the development personnel that came over in the acquisition of Telution. As a percentage of total revenues, R&D expense was: (i) 11.4% for the three months ended June 30, 2006, compared to 8.1% for the three months ended June 30, 2005; and (ii) 11.0% for the six months ended June 30, 2006, compared to 8.3% for the six months ended June 30, 2005. We did not capitalize any internal software development costs during the three and six months ended June 30, 2006 and 2005.

During the first six months of 2006, we focused our development and enhancement efforts on various R&D projects, consisting principally of enhancements to ACP and related software products, to include the integration of the Telution COMX product with ACP, targeted to increase the functionalities and features of our products, including those necessary to service new and expanded product offerings (e.g., VoIP, commercial services, etc.). At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above, and we expect to spend approximately 10-12% of our total revenues on R&D.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) three months ended June 30, 2006 decreased 22.6% to $11.7 million, from $15.0 million for the three months ended June 30, 2005; and (ii) six months ended June 30, 2005, decreased 27.2% to $21.6 million, from $29.7 million for the six months ended June 30, 2005. The decrease in SG&A expense between periods relates primarily to the accrual of retirement benefits for our former CEO of $0.1 million and $0.2 million for the three and six months ended June 30, 2006, compared to $4.3 million and $8.5 million for the three and six months ended June 30, 2005.

Depreciation Expense. Depreciation expense for the: (i) three months ended June 30, 2006 was $2.7 million, up slightly compared to the $2.5 million for the three months ended June 30, 2005; and (ii) six months ended June 30, 2006 and 2005 was $5.1 million. The capital expenditures during the three and six months ended June 30, 2006 consisted principally of: (i) computer hardware and related equipment; and (ii) internal infrastructure items. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. See Note 11 to our Financial Statements for a more detailed discussion of our cost reduction initiatives and related restructuring charges, including the current activity in accrued liabilities related to the restructuring charges. Restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income and diluted earnings per share, for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Involuntary employee terminations	$525	$—	$1,612	$—
Facility abandonments	614	3	723	6
Other	2	—	(45)	—

Total restructuring charges	$1,141	$3	$2,290	$6

Impact of restructuring charges on results of operations (i.e. have reduced operating results):
Net income	$707	$2	$1,420	$4

Diluted earnings per share	$0.02	$0.00	$0.03	$0.00

The involuntary employee termination expense during 2006 relates primarily to retention and severance costs related to personnel working on the terminated FairPoint Communications, Inc. (“FairPoint”) contract. These costs are being recognized ratably across the expected service period of the employees. We expect to incur a similar amount of restructuring charges in the remainder of 2006 related to FairPoint retention and severance costs.

Operating Income. Operating income for the: (i) three months ended June 30, 2006 was $21.8 million, or 22.9% of total revenues, compared to $24.8 million, or 25.6% of total revenues for the three months ended June 30, 2005; and (ii) six months ended June 30, 2006 was $44.0 million, or 23.4% of total revenues, compared to $45.7 million, or 24.0% of total revenues for the six months ended June 30, 2005.

•	The decrease in operating income between the three months ended June 30, 2006 and 2005 relates primarily to: (i) the decrease in revenues as discussed above; (ii) the dilutive impact of the Telution acquisition; and (ii) an increase in R&D expenses. These increases are offset to a certain degree by the decrease in SG&A expenses, related primarily to the retirement benefits for our former CEO, discussed above. The $4.3 million of retirement benefits for our former CEO for the three months ended June 30, 2005 lowered the quarterly operating margin percentage by 4.4 percentage points.

•	The decrease in operating income between the six months ended June 30, 2006 and 2005 relates primarily to: (i) increases in R&D and restructuring expenses, as discussed above; and (ii) the dilutive impact of the Telution acquisition. These increases are offset to a certain degree by the decrease in SG&A expenses, related primarily to the retirement benefits for our former CEO, discussed above. The $8.5 million of retirement benefits for our former CEO for the six months ended June 30, 2005 lowered the year-to-date operating margin percentage by 4.5 percentage points.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of operating income for the: (i) three months ended June 30, 2006 and 2005 were $9.7 million and $9.4 million, respectively; and (ii) six months ended June 30, 2006 and 2005 were $18.6 million and $18.5 million, respectively.

Interest and Investment Income, net. Interest and investment income for the: (i) three months ended June 30, 2006 increased $4.5 million, to $5.3 million, from $0.8 million for the three months ended June 30, 2005; and (ii) six months ended June 30, 2006 increased $8.5 million, to $9.9 million, from $1.4 million for the six months ended June 30, 2005. The increase in interest and investment income is a result of a significant increase in our cash, cash equivalents, and short-term investment balances between periods, which is primarily the result of the cash proceeds received from the sale of the GSS Business in December 2005.

Income Tax Provision. For the three and six months ended June 30, 2006, we recorded an income tax provision of $9.6 million and $19.0 million, respectively, or an estimated annual effective income tax rate of 38%, compared to an income tax provision of $8.6 million and $15.5 million, respectively, or an estimated annual effective income tax rate of 36%, for the three and six months ended June 30, 2005. The increase in the effective income tax rate for the three and six month periods ended June 30, 2006 over the comparable periods in 2005 is due to: (i) an increase in the state effective tax rate as a result of a reduction in 2006 of benefits received from a state incentive program; and (ii) recognition of certain tax benefits during the first half of 2005 that are not recurring in the first half of 2006. For the third and fourth quarters of 2006, we expect our effective income tax rate to range between 34% and 35% as we anticipate certain tax benefits being realized in the second half of the year. For our full year, we estimate that our overall effective income tax rate for 2006 will range between 36% and 37%.

As of June 30, 2006, our $37.9 million of net deferred income tax assets represented approximately 6% of total assets. We continue to believe that sufficient taxable income will be generated in the future in order to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Discontinued Operations. As discussed above, as a result of the sale of the GSS and plaNet businesses in December 2005, the GSS and plaNet businesses have been reflected as discontinued operations in our results of operations for the three and six months ended June 30, 2005.

Liquidity

Basis of Presentation. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statements of Cash Flows. Therefore, all historical cash flow information presented below reflects the cash flow results from both continuing and discontinued operations.

Cash and Liquidity

As of June 30, 2006, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $414.3 million, compared to $384.6 million as of March 31, 2006 and $392.2 million as of December 31, 2005. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, we have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of June 30, 2006, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had the entire $100 million available to us.

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

Our net cash flows from operating activities for the quarters ended for the indicated periods are as follows (in thousands):

	Quarter Totals	Year-to-Date Totals
2005:
March 31 (1)	$18,865	$18,865
June 30 (1)	43,283	62,148
September 30	24,712	86,860
December 31 (2)	15,714	102,574
2006:
March 31 (2)	21,978	21,978
June 30 (3)	38,751	60,729

(1)	Cash flows from operating activities for the first quarter of 2005 were negatively impacted by approximately $9 million due to a key client delaying payment of an invoice until after quarter-end. This amount was subsequently paid in April 2005, which resulted in the payment of four monthly invoices by this client in the second quarter of 2005. The payment of the delayed invoice, along with a contract termination settlement and client bankruptcy settlement contributed approximately $12 million to our cash flows from operating activities for the second quarter of 2005.

(2)	Cash flows from operating activities for the fourth quarter of 2005 were negatively impacted by approximately $10 million due to a key client delaying payment of an invoice until after quarter-end. The first quarter of 2006 cash flows reflect three monthly invoice payments from this client.

(3)	Cash flows from operating activities for the second quarter of 2006 were positively impacted by favorable changes in working capital items during the quarter, primarily related to the reduction in the accounts receivable balance.

We believe the above table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated periods, and our DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2005:
March 31	$95,857	$(1,950)	$93,907	57
June 30	91,224	(1,403)	89,821	60
September 30	95,775	(1,338)	94,437	60
December 31(1)	106,136	(1,324)	104,812	61
2006:
March 31(2)	110,415	(1,008)	109,407	60
June 30(3)	97,404	(1,059)	96,345	63

(1)	The increase in both the gross and net billed trade accounts receivable between September 30, 2005 and December 31, 2005 relates primarily to a key client delaying payment of approximately $10 million until after quarterend, as noted above.

(2)	The increase in both the gross and net billed trade accounts receivable between December 31, 2005 and March 31, 2006 is a result of increased postage billings in the first quarter of 2006 and the timing of payments from certain clients.

(3)	The decrease in gross and net billed trade accounts receivable between March 31, 2006 and June 30, 2006 relates to fluctuations in the timing of invoicing and payments between quarters.

Significant fluctuations in key working capital items between June 30, 2006 and December 31, 2005 that impacted our cash flows from operating activities are as follows.

Other Current Assets

The decrease in other current assets from $17.1 million as of December 31, 2005 to $6.5 million as of June 30, 2006 primarily relates to:

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

Client Deposits

Client deposits consist of advanced payments from our clients related to their expected postage costs. The increase in client deposits from $19.7 million as of December 31, 2005 to $24.0 million as of June 30, 2006 relates primarily to a key client increasing its deposit from 30 days of postage costs to 60 days of postage costs.

Accounts Payable

The decrease in accounts payable from $17.3 million as of December 31, 2005 to $12.4 million as of June 30, 2006 relates primarily to the payment of various accrued costs (e.g., business advisory, attorney fees, etc.) related to the sale of the GSS Business.

Accrued Employee Compensation

The decrease in accrued employee compensation from $32.4 million as of December 31, 2005 to $16.8 million as of June 30, 2006 is primarily due to: (i) payments made in February 2006 related to our 2005 corporate bonus incentive program; and (ii) retirement benefits of $7.6 million paid during the first six months of 2006 to our former CEO, as discussed above.

Income Taxes

The change from an income taxes receivable of $5.0 million as of December 31, 2005 to an income taxes payable of $5.5 million as of June 30, 2006 is due primarily to us generating Federal taxable income during the six months ended June 30, 2006 and the timing of estimated Federal income tax payments.

Cash Flows From Investing Activities

During the six months ended June 30, 2006 our cash flows from investing activities included two unique items: (i) the acquisition of Telution; and (ii) the net proceeds from the sale of the corporate aircraft held for sale. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed as follows:

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible back into cash. During the six months ended June 30, 2006, we purchased $97.7 million and sold $73.7 million of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the six months ended June 30, 2006 and 2005 for property and equipment, and investments in client contracts were as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Property and equipment	$3,525	$6,458
Client contracts	3,002	3,964

The property and equipment expenditures during the first six months of 2006 consisted principally of computer hardware and related equipment, and other internal infrastructure items.

The investments in client contracts for the six months ended June 30, 2006 and 2005 relate primarily to client incentive payments and the deferral of costs related to conversion/set-up services provided under long-term processing contracts.

Cash Flows From Financing Activities

Our financing activities typically consist of various debt-related transactions, and activities with our common stock.

Repurchase of Common Stock. As discussed above, during the six months ended June 30, 2006 and 2005, we repurchased shares of our common stock under the guidelines of the Stock Repurchase Program for $20.9 million and $43.0 million, respectively. In addition, outside of the Stock Repurchase Program, during the six months ended June 30, 2006 and 2005, we repurchased from our employees and then cancelled approximately 62,000 shares and 163,000 shares of our common stock for $1.4 million and $3.1 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

As of June 30, 2006, we had $414.3 million of cash, cash equivalents, and short-term investments available to fund our operations, and we expect to generate additional cash during the remainder of 2006. The following are the key items to consider in assessing our sources and uses of capital resources:

•	In the first six months of 2006, we repurchased 909,511 shares of our common stock for $20.9 million under the Stock Repurchase Program. As part of the Stock Repurchase Program, in July 2006, our Board of Directors authorized us to repurchase up to $350 million of our outstanding common stock. We expect to begin repurchasing shares under a new Rule 10b5-1 Plan in early August 2006, and expect to complete the $350 million of stock repurchases within approximately 12 to 15 months.

•	In the first six months of 2006, we spent $3.5 million on property and equipment. We expect to spend a total of approximately $8 to $10 million on capital expenditures during 2006. As of June 30, 2006, we have made no significant capital commitments.

•	In the first six months of 2006, we paid our former CEO, Mr. Hansen, $7.6 million of retirement benefits. We are required to make a final retirement benefit payment of $2.0 million in January 2007.

•	In the first six months of 2006, we paid $2.0 million pursuant to a termination agreement with FairPoint. We are required to pay FairPoint an additional $2.0 million during the remainder of 2006 related to that termination agreement.

•	Our Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities are subject to certain conversion triggers based upon: (i) the price of our common stock; (ii) the trading price of the Convertible Debt Securities; (iii) us putting the Convertible Debt Securities back to the holders; (iv) the occurrence of specified corporate transactions, to include a change of control as defined in the bond Indenture; and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. At this time, we do not expect any of the conversion triggers to occur during the next 12 months. As a result, in the near-term, we expect our annual debt service costs related to the Convertible Debt Securities to be limited to the annual interest payments of $5.8 million.

The Convertible Debt Securities are convertible into our common stock, under the specified conditions and settlement terms outlined above, at an initial conversion rate of 37.3552 shares per $1,000 principal amount of Convertible Debt Securities, which is equal to an effective conversion price of $26.77 per share. The bond Indenture includes anti-dilution provisions for the holders such that the conversion rate (and thus, the effective conversion price) can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases of our common stock by us pursuant to a self-tender offer or exchange offer. A lower effective conversion price may have several impacts to us, including a greater potential for: (i) the occurrence of the conversion trigger based upon the price of our common stock; and (ii) the Convertible Debt Securities having an impact on our diluted earnings per share if our common stock price exceeds the then-current effective conversion price. The repurchase of up to $350 million of our outstanding common stock, as discussed above, will have no impact on the current effective conversion price, or any other terms in the bond indenture.

•	The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of June 30, 2006, we had made no borrowings under the 2004 Revolving Credit Facility, and at this time, we do not expect to make any borrowings under the 2004 Revolving Credit Facility in 2006. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of June 30, 2006, the commitment fee rate was 37.5 basis points per annum. As of June 30, 2006, we had 100%, or $100 million, of the 2004 Revolving Credit Facility available to us.

In summary, we expect to repurchase $350 million of our outstanding common stock on the open market under a new Rule 10b5-1 Plan. We expect to begin repurchasing shares under the new Rule 10b5-1 Plan in early August 2006 and expect to complete the $350 million of stock repurchases within approximately 12 to 15 months. We also expect to continue to make investments in client contracts, capital equipment, and R&D. In addition, as part of our growth strategy, we are continually evaluating potential business and asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that our current cash, cash equivalents, and short-term investments balances, together with cash expected to be generated from future operating activities and the amount available under the 2004 Revolving Credit Facility (as well as other possible sources of additional debt), will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the six months ended June 30, 2006, was 10.07:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

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

The interest rate on the Convertible Debt Securities is fixed, and thus, as it relates to our borrowings under the Convertible Debt Securities, we are not exposed to changes in interest rates. Commencing with the six-month period beginning June 15, 2011, we will pay contingent interest equal to 0.25% of the average trading price of the Convertible Debt Securities if the average trading price of the Convertible Debt Securities equals 120% or more of the principal amount of the Convertible Debt Securities.

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of June 30, 2006, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of June 30, 2006, March 31, 2006 and December 31, 2005 were $344.0 million, $353.5 million and $346.1 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2006, March 31, 2006 and December 31, 2005 were $70.3 million, $31.2 million and $46.1 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

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

We or our representatives from time-to-time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation, any such statements made or to be made in MD&A contained in our various SEC filings or orally in conferences or teleconferences. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure, to the fullest extent possible, the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995.

Accordingly, the forward-looking statements are qualified in their entirety by reference to and are accompanied by the following meaningful cautionary statements identifying certain important risk factors that could cause actual results to differ materially from those in such forward-looking statements. This list of risk factors is likely not exhaustive. We operate in a rapidly changing and evolving market involving the North American communications industry (e.g., cable television, DBS, wireline and wireless telephony, Internet and high speed data, etc.), and new risk factors will likely emerge. Management cannot predict all of the important risk factors, nor can it assess the impact, if any, of such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those in any forward-looking statements. Accordingly, there can be no assurance that forward-looking statements will be accurate indicators of future actual results, and it is likely that actual results will differ from results projected in forward-looking statements and that such differences may be material.

We Derive a Significant Portion of Our Revenues From a Limited Number of Clients, and the Loss of the Business of a Significant Client Would Materially Adversely Affect Our Financial Condition and Results of Operations. The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Today, the top seven providers in the video industry serve over 80% of the consumers. Consistent with this market concentration, a large percentage of our revenues from continuing operations are generated from a limited number of clients, with approximately 70% of our revenues from continuing operations being generated from our four largest clients, which are (in order of size) Comcast, EchoStar, Time Warner, and Charter. See our 2005 10-K and the above MD&A for a brief summary of our business relationship with each of these clients.

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

A Reduction in Demand for Our Key Customer Care and Billing Products and Services Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations. Historically, a substantial percentage of our total revenues have been generated from our core outsourced processing product, ACP, and related services. These products and services are expected to provide a large percentage of our total revenues in the foreseeable future. Any significant reduction in demand for ACP and related services could have a material adverse effect on our financial condition and results of operations, including possible impairment to intangible assets.

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

Our Business is Dependent on the North American Communications Industry. We generate our revenues by providing products and services to the U.S. and Canadian communication industry. A decrease in the number of customers served by our clients, loss of business due to non-renewal of client contracts, industry and client consolidations, an adverse change in the economic condition of these industries, movement of customers from our systems to a competitor’s system as a result of regionalization strategies by our clients, and/or changing consumer demand for services could have a material adverse effect on our results of operations. There can be no assurance that new entrants into the communications market will become our clients. Also, there can be no assurance that communication providers will be successful in expanding into other segments of the converging communications industry. Even if major forays into new markets are successful, we may be unable to meet the special billing and customer care needs of that market.

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

In addition, it is widely anticipated that communication service providers will continue their aggressive pursuit of providing convergent services. Traditional wireline and wireless telephone providers have recently entered the residential video market, a market dominated by our clients. Should these traditional telephone service providers be successful in their video strategy, it could threaten our market share and processing revenues in this area, as generally speaking, these companies do not currently use our products and services.

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

Client Bankruptcies Could Adversely Affect Our Business, and Any Accounting Reserves We Have Established May Not Be Sufficient. Certain of our clients have filed for bankruptcy protection. Companies involved in bankruptcy proceedings pose greater financial risks to us, consisting principally of possible claims of preferential payments for certain amounts paid to us prior to the bankruptcy filing date, as well as increased collectibility risk for accounts receivable, particularly those accounts receivable that relate to periods prior to the bankruptcy filing date. We consider such risks in assessing our revenue recognition and the collectibility of accounts receivable related to our clients that have filed for bankruptcy protection, and for those clients that are seriously threatened with a possible bankruptcy filing. We establish accounting reserves for our estimated exposure on these items. However, there can be no assurance that our accounting reserves related to this exposure will be adequate. Should any of the factors considered in determining the adequacy of the overall reserves change adversely, an adjustment to the accounting reserves may be necessary. Because of the potential significance of this exposure, such an adjustment could be material.

We May Incur Additional Material Restructuring Charges in the Future. Since the third quarter of 2002, we have recorded restructuring charges related to involuntary employee terminations, various facility abandonments, and various other restructuring activities. The accounting for facility abandonments requires significant judgments in determining the proper accounting treatment for such matters. We continually evaluate our assumptions, and adjust the related restructuring reserves based on the revised assumptions at that time. Moreover, we continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce and operating facilities. As a result, there is a reasonable likelihood that we may incur additional material restructuring charges in the future.

Failure to Attract and Retain Our Key Management and Other Highly Skilled Personnel Could Have a Material Adverse Effect on Our Business. Our future success depends in large part on the continued service of our key management, sales, product development, and operational personnel. We believe that our future success also depends on our ability to attract and retain highly skilled technical, managerial, operational, and marketing personnel, including, in particular, personnel in the areas of R&D and technical support. Competition for qualified personnel at times can be intense, particularly in the areas of R&D, conversions, software implementations, and technical support, especially now that market conditions are improved and the demand for such talent has increased. In addition, past restructuring activities could adversely impact our workforce morale as a result of involuntary terminations of employees and may adversely impact our ability to retain key personnel and recruit new employees when there is a need. For these reasons, we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new product delivery objectives.

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

We continually assess whether there are any risks to our intellectual property rights. Should these risks be improperly assessed or if for any reason should our right to develop, produce and distribute our products be successfully challenged or be significantly curtailed, it could have a material adverse effect on our financial condition and results of operations.

The Delivery of Our Products and Services is Dependent on a Variety of Mainframe and Distributed System Computing Environments and Communications Networks, Which May Not Be Available or May Be Subject to Security Attacks. The delivery of our products and services is dependent on a variety of mainframe and distributed system computing environments, which we will collectively refer to herein as “systems.” We provide such computing environments through both out-sourced arrangements, such as our data processing arrangement with First Data Corporation, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our systems through a variety of public and private communications networks, which we will collectively refer to herein as “networks,” and are highly dependent upon the continued availability and uncompromised security of our networks and systems to conduct their business operations. Our networks and systems are subject to the risk of failure as a result of human and machine error, acts of nature and intentional, unauthorized attacks from computer “hackers.” Security attacks on distributed systems throughout the industry are more prevalent than on mainframe systems due to the open nature of those computer systems. In addition, we continue to expand our use of the Internet with our product offerings thereby permitting, for example, our clients’ customers to use the Internet to review account balances, order services or execute similar account management functions. Allowing access to our networks and systems via the Internet increases their vulnerability to unauthorized access and corruption, as well as increasing the dependency of the systems’ reliability on the availability and performance of the Internet’s infrastructure. As a means to mitigate certain risks in this area of our business, we have implemented a business continuity plan, and test certain aspects of this plan on a periodic basis. In addition, we have implemented a security and data privacy program utilizing ISO 17799 as a guideline, and periodically undergo a security review of our systems by independent parties, and have implemented a plan intended to mitigate the risk of an unauthorized access to the networks and systems, including network firewalls, procedural controls, intrusion detection systems and antivirus applications.

The method, manner, cause and timing of an extended interruption or outage in our networks or systems are impossible to predict. As a result, there can be no assurances that our networks and systems will not fail, or that our business continuity plans will adequately mitigate any damages incurred as a consequence. Should our networks or systems: (i) experience an extended interruption or outage, (ii) have their security breached, or (iii) have their data lost, corrupted or otherwise compromised, it would impede our ability to meet product and service delivery obligations, and likely have an immediate impact to the business operations of our clients. This would most likely result in an immediate loss to us of revenue or increase in expense, as well as damaging our reputation. Any of these events could have both an immediate, negative impact upon our financial condition and our short-term revenue and profit expectations, as well as our long-term ability to attract and retain new clients.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock we made during the three months ended June 30, 2006 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
April 1- April 30	196,703	$24.14	195,900	6,006,019
May 1 – May 31	47,495	25.54	45,111	5,960,908
June 1 - June 30	5,135	24.74	—	5,960,908

Total	249,333	$24.42	241,011

[1]	Effective July 12, 2006, our Board of Directors approved a 10 million share increase in the number of shares we are authorized to repurchase under the Stock Repurchase Program, bringing the total number of authorized shares to 30 million. The 10 million share increase is not reflected in the above table. The Stock Repurchase Program does not have an expiration date.

[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	None

Item 4.	Submission of Matters to Vote of Security Holders

(a)	The 2006 annual meeting of stockholders of CSG Systems International, Inc. (the “Annual Meeting”) was held on May 26, 2006.

(b)	The following persons were elected as directors at the Annual Meeting:

Class III (expiring in 2009)

Frank V. Sica

James A. Unruh

The following directors’ term of office continued after the Annual Meeting:

Bernard W. Reznicek

Edward C. Nafus

Janice I. Obuchowski

Donald B. Reed

Donald V. Smith

(c)	Votes were cast or withheld at the Annual Meeting as follows:

(i)	Election of directors:

Director	For	Withheld
Frank V. Sica	40,526,478	3,744,781
James A. Unruh	42,050,507	2,220,752

(ii)	Ratification of appointment of independent auditors for 2006:

For	Against	Abstain
44,044,402	222,911	3,946

Item 5.	None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2006

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Edward C. Nafus
Edward C. Nafus
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.20F*	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.48A	First Amendment to Employment Agreement with Peter E. Kalan, dated May 23, 2006

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.