Form 10-Q
period 2006-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2006-11-08
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES  ☐    NO  ☒

Shares of common stock outstanding at November 6, 2006: 47,168,649

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2006

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$282,665	$346,113
Short-term investments	132,265	46,111

Total cash, cash equivalents and short-term investments	414,930	392,224
Trade accounts receivable-
Billed, net of allowance of $1,143 and $1,324	107,564	104,812
Unbilled and other	5,951	6,660
Deferred income taxes	9,496	9,565
Income taxes receivable	—	5,032
Other current assets	5,899	17,145

Total current assets	543,840	535,438
Property and equipment, net of depreciation of $67,824 and $61,333	19,014	21,143
Software, net of amortization of $32,676 and $31,945	8,038	—
Goodwill	14,228	623
Client contracts, net of amortization of $78,533 and $68,634	35,868	41,661
Deferred income taxes	24,472	33,275
Other assets	7,341	6,236

Total assets	$652,801	$638,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$25,418	$19,651
Trade accounts payable	15,616	17,306
Accrued employee compensation	21,392	32,447
Deferred revenue	12,255	9,575
Income taxes payable	3,254	—
Other current liabilities	14,269	15,783

Total current liabilities	92,204	94,762

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	8,777	8,943
Other non-current liabilities	4,039	6,341

Total non-current liabilities	242,816	245,284

Total liabilities	335,020	340,046

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 47,406,694 and 47,886,480 shares outstanding	614	601
Additional paid-in capital	334,341	316,764
Treasury stock, at cost, 14,019,996 and 12,290,485 shares	(339,744)	(296,976)
Accumulated other comprehensive income:
Unrealized gain on short-term investments, net of tax	25	71
Accumulated earnings	322,545	277,870

Total stockholders’ equity	317,781	298,330

Total liabilities and stockholders’ equity	$652,801	$638,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)		(unaudited)
Revenues:
Processing and related services	$90,272	$87,478	$264,408	$259,390
Software, maintenance and services	8,178	6,614	22,055	24,728

Total revenues	98,450	94,092	286,463	284,118

Cost of revenues:
Processing and related services	44,867	42,453	129,457	126,127
Software, maintenance and services	5,829	4,601	15,555	14,647

Total cost of revenues	50,696	47,054	145,012	140,774

Gross margin (exclusive of depreciation)	47,754	47,038	141,451	143,344

Operating expenses:
Research and development	12,097	9,009	32,872	24,865
Selling, general and administrative	10,449	11,467	32,037	41,119
Depreciation	2,600	2,324	7,651	7,416
Restructuring charges	78	3	2,368	9

Total operating expenses	25,224	22,803	74,928	73,409

Operating income	22,530	24,235	66,523	69,935

Other income (expense):
Interest expense	(1,862)	(1,887)	(5,650)	(5,766)
Interest and investment income, net	6,046	787	15,993	2,158
Other, net	—	8	(52)	11

Total other	4,184	(1,092)	10,291	(3,597)

Income from continuing operations before income taxes	26,714	23,143	76,814	66,338
Income tax provision	(9,350)	(8,331)	(28,379)	(23,880)

Income from continuing operations	17,364	14,812	48,435	42,458

Discontinued operations:
Income (loss) from discontinued operations, includes net pretax loss on disposal in 2006 of $6,000	(6,555)	694	(6,555)	(14,423)
Income tax (provision) benefit	2,795	(2,004)	2,795	2,595

Discontinued operations, net of tax	(3,760)	(1,310)	(3,760)	(11,828)

Net income	$13,604	$13,502	$44,675	$30,630

Basic earnings (loss) per common share:
Income from continuing operations	$0.37	$0.32	$1.04	$0.89
Discontinued operations, net of tax	(0.08)	(0.03)	(0.08)	(0.25)

Net income	$0.29	$0.29	$0.96	$0.64

Diluted earnings (loss) per common share:
Income from continuing operations	$0.37	$0.31	$1.03	$0.87
Discontinued operations, net of tax	(0.08)	(0.03)	(0.08)	(0.24)

Net income	$0.29	$0.28	$0.95	$0.63

Weighted-average shares outstanding:
Basic	46,549	47,303	46,659	48,166
Diluted	47,154	47,983	47,228	48,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(unaudited)
Cash flows from operating activities:
Net income	$44,675	$30,630
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	7,651	11,209
Amortization	12,550	21,405
Restructuring charge for abandonment of facilities and impairment of assets	401	3,570
Net pretax loss on disposition of discontinued operations	6,000	—
Gain on short-term investments	(567)	(306)
Deferred income taxes	9,740	1,772
Excess tax benefits from stock-based compensation awards	(2,845)	1,138
Stock-based employee compensation	9,114	12,678
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(235)	(1,001)
Other current and non-current assets	(1,807)	(1,179)
Income taxes payable/receivable	11,128	5,893
Trade accounts payable and accrued liabilities	(8,103)	3,384
Deferred revenue	1,579	(2,333)

Net cash provided by operating activities	89,281	86,860

Cash flows from investing activities:
Net payments from the disposition of discontinued operations	(6,436)	—
Purchases of property and equipment	(5,198)	(9,356)
Proceeds from sale of aircraft held for sale	7,376	—
Purchases of short-term investments	(183,716)	(57,159)
Proceeds from sale/maturity of short-term investments	98,100	40,038
Acquisition of business, net of cash acquired	(21,533)	(487)
Acquisition of and investments in client contracts	(6,549)	(5,508)

Net cash used in investing activities	(117,956)	(32,472)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,431	3,170
Repurchase of common stock	(44,568)	(61,081)
Payments on acquired equipment financing	(481)	—
Excess tax benefits from stock-based compensation awards	2,845	—
Payments of deferred financing costs	—	(87)

Net cash used in financing activities	(34,773)	(57,998)

Effect of exchange rate fluctuations on cash	—	(2,468)

Net decrease in cash and cash equivalents	(63,448)	(6,078)
Cash and cash equivalents, beginning of period	346,113	133,551

Cash and cash equivalents, end of period	$282,665	$127,473

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$3,195	$3,195
Income taxes	5,265	15,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the expected results for the entire year ending December 31, 2006.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the three months ended September 30, 2006 and 2005 was $48.3 million and $45.4 million, respectively, and for the nine months ended September 30, 2006 and 2005 was $144.5 million and $135.9 million, respectively.

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and related amendments and interpretations, using the modified prospective transition method. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which we adopted in 2003, and supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. Prior to adopting SFAS 123R, we accounted for stock-based awards granted or modified after January 1, 2003 and prior to January 1, 2006 in accordance with SFAS 123, and for all other stock-based awards granted prior to January 1, 2003 (and not subsequently modified after January 1, 2003) in accordance with APB 25.

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

Since we had adopted SFAS 123 effective January 1, 2003, the adoption of SFAS 123R did not have a significant impact on our financial statements. SFAS 123R requires the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash inflow rather than as an operating cash inflow. As a result, we have separately classified $2.8 million of excess tax benefits from stock-based compensation arrangements as a financing cash inflow and as an operating cash outflow in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006. In accordance with the modified prospective transition method of adopting SFAS 123R, our financial statements for prior periods have not been restated for this matter.

Because we continued to follow the intrinsic value based method under APB 25 for all stock-based awards granted prior to January 1, 2003 (and not subsequently modified after January 1, 2003) until the effective date of our adoption of SFAS 123R, compensation expense for the three and nine months ended September 30, 2005 is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for our stock-based compensation plans been based on fair value at the grant dates for awards under those plans for the three and nine months ended September 30, 2005, consistent with the methodology of SFAS 123, our net income and net income per share for the three and nine months ended September 30, 2005, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$13,502	$30,630
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,509	7,890
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,813)	(9,721)

Net income, pro forma	$13,198	$28,799

Net income per share:
Basic – as reported	$0.29	$0.64
Basic – pro forma	0.28	0.60

Diluted – as reported	0.28	0.63
Diluted – pro forma	0.28	0.59

Short-term Investments and Other Financial Instruments. Our financial instruments as of September 30, 2006 and December 31, 2005 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. Short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are stated at fair value in our accompanying Condensed Consolidated Balance Sheets. As of September 30, 2006 and December 31, 2005, the fair value of our long-term debt, based upon quoted market prices, was approximately $262 million and $227 million, respectively. As of September 30, 2006 and December 31, 2005, the fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, was $0.3 million and $0.1 million, respectively. We do not utilize any derivative financial instruments for purposes of managing the market risks related to our financial instruments.

Accounting Pronouncement Issued But Not Yet Effective. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The new guidance will be effective for us on January 1, 2007, with any adjustments necessary upon adoption recorded directly to our beginning accumulated earnings balance. We are currently in the process of analyzing the impact of adopting FIN 48, but do not expect its adoption to have a significant impact on our financial statements.

3. DISCONTINUED OPERATIONS

In December 2005, we closed on agreements to sell: (i) our Global Software Services business (the “GSS Business”) to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”); and (ii) our plaNet Consulting business (the “plaNet Business”) to a group of private investors led by the plaNet management team. As a result, we have reflected the results of operations for the GSS Business and plaNet Business as discontinued operations in the accompanying Condensed Consolidated Statements of Income. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statements of Cash Flows.

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

During the third quarter of 2006, we made a $6 million payment to Comverse related to the settlement of a dispute over a joint tax election associated with the sale of the GSS Business. This payment to Comverse is considered a reduction in the purchase price previously paid by Comverse, and thus is reflected as part of the loss from discontinued operations for the three and nine months ended September 30, 2006. This settlement payment had not been anticipated by us, and we do not expect any similar purchase price adjustments in future periods.

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

Summary of Stock Incentive Plans. As of September 30, 2006, we have four stock incentive plans, as summarized below:

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1996 Plan (1)	—	—
1997 Director Plan (2)	450,000	49,233
2005 Plan (1)	12,400,000	11,848,000

Total stockholder approved	12,850,000	11,897,233
2001 Plan (3)	3,000,000	85,603

Total	15,850,000	11,982,836

(1)	The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted upon stockholder approval. The 2005 Plan replaces one of our previously existing stock incentive plans, the 1996 Stock Incentive Plan (the “1996 Plan”). No further grants may be made under the 1996 Plan, but any stock awards which are outstanding under the 1996 Plan will remain in effect in accordance with their respective terms. The shares available under the 2005 Plan have been reserved for issuance to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.

(2)	The Stock Option Plan for Non-Employee Directors (the “1997 Director Plan”) was adopted upon stockholder approval. The shares available under the 1997 Director Plan have been reserved for issuance to non-employee directors of our company in the form of stock options.

(3)	The 2001 Stock Incentive Plan (the “2001 Plan”) was adopted without stockholder approval. The shares available under the 2001 Plan have been reserved for issuance to eligible employees of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares available under the 2001 Plan may be granted to key employees of our company or its subsidiaries who are not: (i) officers or directors; (ii) “covered employees” for purposes of Section 162(m) of the Internal Revenue Code; or (iii) persons subject to Section 16 of the Securities Exchange Act of 1934.

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

A summary of our unvested restricted stock activity during the nine months ended September 30, 2006, is as follows:

	Nine Months Ended September 30, 2006
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards at January 1, 2006	838,888	$19.04
Awards granted	728,000	22.97
Awards forfeited/cancelled	(37,037)	20.53
Awards vested	(240,249)	17.59

Unvested awards at September 30, 2006	1,289,602	$21.49

The total market value of restricted stock shares vesting during the nine months ended September 30, 2006 and 2005 was $5.6 million and $8.9 million, respectively.

Stock Options. Stock option awards are granted with an exercise price equal to the fair value of our common stock as of the date of the grant. Stock option awards typically vest over four years and have a maximum term of ten years. As discussed above, during 2003, we began primarily granting restricted stock awards instead of stock options to employees. No stock options were awarded during the nine months ended September 30, 2006. All stock options awarded in 2005 were granted to certain GSS Business employees and were subsequently forfeited in 2005 upon the closing of the sale of the GSS Business (see Note 3) as the GSS Business employees were considered terminated.

For purposes of the pro forma disclosure and compensation cost recorded under SFAS 123/SFAS 123R, the fair value of each stock option award was estimated on the date of grant using the Black-Scholes option-pricing model and was charged to expense on a straight-line basis over the service period during which the award was deemed to have been earned.

A summary of our stock option activity during the nine months ended September 30, 2006, is as follows:

	Nine Months Ended September 30, 2006		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,455,963	$19.47
Granted	—	—
Exercised	(620,738)	11.53
Forfeited	(1,568)	15.30
Expired	(71,277)	26.96

Outstanding at September 30, 2006	762,380	$25.24	3.6 Years	$4,911,565

Options exercisable at September 30, 2006	717,271	$26.02	3.5 Years	$4,304,870

(1)	The aggregate intrinsic value represents stock options that were in-the-money as of September 30, 2006, and is calculated as the difference between the exercise price of the underlying awards and the closing market price of our common stock as of September 30, 2006.

The aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, during the nine months ended September 30, 2006 and 2005 was $8.0 million and $1.9 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2006 and 2005 was $6.8 million and $2.3 million, respectively.

1996 Employee Stock Purchase Plan

As of September 30, 2006, we had an employee stock purchase plan whereby 958,043 shares of the Company’s common stock have been reserved for sale to our employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. During the nine months ended September 30, 2006 and 2005, 29,796 and 54,563 shares, respectively, were purchased under the plan for $0.6 million and $0.9 million, respectively. As of September 30, 2006, 393,290 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Continuing operations	$3,085	$3,129	$9,114	$9,853
Discontinued operations	—	899	—	2,825

Total stock-based compensation	$3,085	$4,028	$9,114	$12,678

As of September 30, 2006, there was $19.2 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.8 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during the nine months ended September 30, 2006 and 2005, of $3.4 million and $4.8 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for the nine months ended September 30, 2006 and 2005 totaled $4.6 million and $3.8 million, respectively.

5. STOCKHOLDERS’ EQUITY

Stock Repurchase Program. Since August 1999, we have had a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). In July 2006, our Board of Directors approved a 10 million share increase in the number of shares authorized for repurchase under the Stock Repurchase Program, bringing the total number of shares authorized to 30 million.

A summary of the shares repurchased during the three and nine months ended September 30, 2006 and 2005 under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shares repurchased	820	796	1,729	3,163
Total amount paid	$21,884	$14,999	$42,768	$57,969
Weighted-average price per share	$26.69	$18.84	$24.73	$18.33

As of September 30, 2006, the total shares repurchased under the Stock Repurchase Program since its inception in August 1999 is 14.9 million shares, at a total repurchase price of $368.3 million (a weighted-average price of $24.79 per share). As of September 30, 2006, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 15.1 million shares.

The shares repurchased under the Stock Repurchase Program are being held as treasury shares. The Stock Repurchase Program does not have an expiration date.

Rule 10b5-1 Plans. To facilitate the repurchase of our common stock under the Stock Repurchase Program, we have from time-to-time established formal plans with financial institutions that comply with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Rule 10b5-1 Plan”). Any shares repurchased under a Rule 10b5-1 Plan are counted towards the 30 million share limit authorized under the Stock Repurchase Program. A Rule 10b5-1 Plan supplements any stock repurchases made under the existing terms of our

Stock Repurchase Program. In effect, a Rule 10b5-1 Plan allows us to achieve our stock buyback objectives more readily by permitting the execution of trades during periods that would otherwise be prohibited by internal trading policies.

In April 2005, we established a Rule 10b5-1 Plan to repurchase on the open market up to a maximum of 3 million shares of our common stock. In May 2006, we reached the 3 million share maximum established under the Rule 10b5-1 Plan, and therefore, this Rule 10b5-1 Plan has expired.

In August 2006, we established a new Rule 10b5-1 Plan to facilitate the repurchase of $350 million of our common stock under our Stock Repurchase Program.

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

No reconciliation of the basic and diluted EPS numerators is necessary for the three and nine months ended September 30, 2006 and 2005, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic common shares outstanding	46,549	47,303	46,659	48,166
Dilutive effect of stock options	191	303	253	287
Dilutive effect of unvested restricted stock	414	377	316	363
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted common shares outstanding	47,154	47,983	47,228	48,816

Potentially dilutive common shares related to stock options and unvested shares of restricted stock of 0.3 million and 0.8 million for the three months ended September 30, 2006 and 2005, respectively, and 0.3 million and 1.1 million during the nine months ended September 30, 2006 and 2005, respectively, were excluded from the computation of diluted EPS as their effect was antidilutive.

We calculate the potential dilutive effect of our Convertible Debt Securities using the “treasury stock” method. Under the treasury stock method, we have experienced no dilution related to the Convertible Debt Securities since their issuance in June 2004, as our quarterly average stock price has not exceeded the current effective conversion price of $26.77 per share during any period. In future periods, the Convertible Debt Securities will impact our diluted earnings per share calculation only in those quarterly periods in which our average stock price exceeds the then current effective conversion price.

7. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$13,604	$13,502	$44,675	$30,630
Other comprehensive income (loss), net of tax, if any:
Foreign currency translation adjustments	—	(748)	—	(2,668)
Unrealized gain (loss) on short-term investments	(10)	13	(46)	9

Comprehensive income	$13,594	$12,767	$44,629	$27,971

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

	Amount	Weighted- Average Estimated Lives (months)
Current assets (includes cash and cash equivalents of $1,618)	$3,566
Fixed assets	570
Acquired software	8,769	84
Acquired client contracts and other	504	14
Acquired customer relationships	2,134	60
Goodwill	13,605
Non-current deferred income tax asset	5,168
Other non-current assets	2

Total assets acquired	34,318

Current liabilities	(2,607)
Non-current deferred income tax liability	(4,317)

Total liabilities assumed	(6,924)

Net assets acquired	$27,394

As of June 30, 2006, we had received the necessary information to substantially complete our Telution purchase accounting. During the second quarter of 2006, the Telution goodwill amount was adjusted downward by $1.2 million, due primarily to the finalization of the value of certain Federal and state net operating loss (“NOL”) carryforwards.

In addition to the cash paid at closing, the Telution stock purchase agreement includes provisions for: (i) additional purchase price payments of up to $5 million, contingent upon the achievement of various milestones related to the integration of Telution’s COMX solution with our ACP product during 2006 and 2007 (the “Integration Earn

Outs”); and (ii) additional purchase price payments of up to $3 million, contingent upon the signing of certain revenue arrangements with certain clients (the “Revenue Earn Outs”).

In previous periods, the Integration Earn Outs were not reflected as part of the Telution purchase price as the events related to the contingencies had not yet been resolved, nor had the outcome of the contingencies been determined beyond a reasonable doubt. In August 2006, we made an $0.8 million Integration Earn Outs payment as the first integration milestone was met. In addition, effective September 30, 2006, we amended the Telution stock purchase agreement to remove the milestone contingencies related to the remaining Integration Earn Outs. As a result of this amendment, we have recorded a liability in our September 30, 2006 condensed consolidated balance sheet for the remaining $4.2 million of Integration Earn Outs. The $0.8 million Integration Earn Outs payment in August 2006 and the $4.2 million Integration Earn Outs liability, which will be paid out in equal installments through December 31, 2007, have been reflected as additional Telution purchase price as of September 30, 2006, with a corresponding $5 million increase in goodwill attributable to the Telution acquisition.

The right to contingent purchase price payments related to the Revenue Earn Outs expires December 31, 2008. As of September 30, 2006, the additional purchase price payments related to the Revenue Earn Outs have not been reflected in the Telution purchase price. The contingent payments related to revenue will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determined beyond a reasonable doubt.

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

9. DEBT

Our long-term debt as of September 30, 2006 and December 31, 2005 consists of the Convertible Debt Securities. As of September 30, 2006: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders; and (ii) we are in compliance with the provisions of the bond indenture related to the Convertible Debt Securities.

As of September 30, 2006, and as it relates to our $100 million 2004 Revolving Credit Facility, we: (i) have made no borrowings; (ii) are in compliance with the financial ratios and other covenants; and (iii) have the entire $100 million available to us.

10. LONG-LIVED ASSETS

Goodwill. The change in the carrying amount of goodwill for the nine months ended September 30, 2006, relating to goodwill resulting from the Telution acquisition (see Note 8), was as follows (in thousands):

January 1, 2006, balance	$623
Goodwill acquired during period	13,605

September 30, 2006, balance	$14,228

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of September 30, 2006 and December 31, 2005, the carrying values of these assets were as follows (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts and other	$114,401	$(78,533)	$35,868	$110,295	$(68,634)	$41,661
Software	40,714	(32,676)	8,038	31,945	(31,945)	—

Total	$155,115	$(111,209)	$43,906	$142,240	$(100,579)	$41,661

The increase in the gross carrying amount of the software intangible assets during the nine months ended September 30, 2006 is the result of the Telution acquisition (see Note 8).

The total amortization expense related to intangible assets for the three months ended September 30, 2006 and 2005 was $4.1 million and $3.5 million, respectively, and for the nine months ended September 30, 2006 and 2005 was $11.6 million and $10.2 million, respectively. Of the net client contracts asset amount as of September 30, 2006, approximately $26 million relates to the Comcast Contract. Based on the September 30, 2006 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2006 – $15.6 million; 2007 – $16.2 million; 2008 – $14.6 million; 2009 – $2.7 million; and 2010 – $2.4 million.

11. RESTRUCTURING CHARGES

During the three and nine months ended September 30, 2006, we recorded restructuring charges of $0.1 million and $2.4 million, respectively. Restructuring charges in the three and nine months ended September 30, 2005 were minimal. The restructuring charges have been reflected as a separate line item in the accompanying Condensed Consolidated Statements of Income. The components of the restructuring charges are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Involuntary employee terminations	$56	$—	$1,668	$—
Facility abandonments	21	3	744	9
Other	1	—	(44)	—

	$78	$3	$2,368	$9

The activity in the business restructuring reserves related to continuing operations during the nine months ended September 30, 2006 is as follows (in thousands):

	Termination Benefits	Facility Abandonments	Other	Total
January 1, 2006, balance	$1,904	$257	$5,427	$7,588
Charged to expense during the period	1,668	744	(44)	2,368
Cash payments	(3,452)	(682)	(4,429)	(8,563)
Other	237	(222)	46	61

September 30, 2006, balance	$357	$97	$1,000	$1,454

As of September 30, 2006, primarily all of the $1.5 million business restructuring reserve balance was included in current liabilities. The large cash payments reflected in “other” in the above table represent: (i) $3.0 million in contract termination fees paid to FairPoint Communications, Inc. (“FairPoint”) related to amendments executed in November 2005 to terminate its long-term processing agreement; and (ii) the payment of incentive bonuses to certain members of our management team involved in the sale of the GSS Business (see Note 3). As of September 30, 2006, we have one remaining $1.0 million payment to FairPoint, which is included in the restructuring reserve balance shown above.

12. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Executive Retirement Benefits. In December 2004, we announced that our then Chairman of the Board of Directors (the “Chairman”) and Chief Executive Officer (“CEO”) would retire on June 30, 2005. In consideration for certain changes to the Chairman and CEO’s employment agreement and for post-termination consulting services to be provided, we agreed to pay the Chairman and CEO a total of $9.6 million, of which $5.6 million was paid on January 2, 2006, $2.0 million was paid on June 30, 2006, and $2.0 million is scheduled to be paid on January 2, 2007. During the three months ended September 30, 2006 and 2005, expense recognized related to his retirement package was approximately $39,000 and $181,000, respectively, and during the nine months ended September 30, 2006 and 2005 was $0.2 million and $8.7 million, respectively.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2006, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

Following the guidelines of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, we estimated the fair value of these indemnifications at $2.8 million as of the closing dates for the sale of the GSS and plaNet businesses. The indemnification liability as of September 30, 2006 and December 31, 2005 was $2.8 million. It is not possible to predict the maximum potential amount of future payments we may be required to make under these indemnification agreements due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liabilities we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS and plaNet businesses, the difference would be reflected in the discontinued operations section of our Condensed Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2006. In addition, as a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is not significant.

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

Market Conditions of the Communications Industry

The North American communications industry has experienced significant consolidation and increased competition among communications providers, and there is the possibility of further consolidation. Market consolidation results in a fewer number of service providers who have massive scale and can deliver a total communications package. The significant plant upgrades and network rationalizations that have taken place have allowed service providers to focus their attention on new revenue and growth opportunities. In addition, new competitors, new technologies and unique partnerships are forcing service providers to be more creative in their approaches for rolling out new products and services and enhancing their customers’ experiences. These factors, in combination with the improving financial condition of service providers, are resulting in a more positive outlook for the demand for scalable, flexible and cost efficient customer care and billing solutions, which we believe will provide us with new revenue opportunities.

However, another facet of this market consolidation poses certain risks to our company. The consolidation of service providers decreases the potential number of buyers for our products and services, and carries the inherent risk that the consolidators may choose to move their purchased customers to a competitor’s system. Should this consolidation result in a concentration of customer accounts being owned by companies with whom we do not have a relationship, or with whom competitors are entrenched, it could negatively affect our ability to maintain or expand our market share, thereby having a material adverse effect to our results of operations. In addition, service providers at times have chosen to use their size and scale to exert more pressure on pricing negotiations.

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

Sale of GSS and plaNet Businesses

In December 2005, we closed on agreements to sell: (i) our Global Software Services business (the “GSS Business”) to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”); and (ii) our plaNet Consulting business (the “plaNet Business”) to a group of private investors led by the plaNet management team. As a result, we have reflected the results of operations for the GSS Business and plaNet Business as discontinued operations in the accompanying Condensed Consolidated Statements of Income. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statements of Cash Flows.

Management Overview of Quarterly Results

Our Company. We are a leading provider of outsourced billing, customer care and print and mail solutions and services supporting the North American communications market. Our solutions support some of the world’s largest and most innovative providers of bundled multi-channel video, Internet, and IP-based services. Our unique combination of solutions, services and expertise ensures that communication providers can continue to rapidly launch new service offerings, improve operational efficiencies and deliver a high-quality customer experience in a competitive and ever-changing marketplace.

A summary of our results of operations for the third quarter of 2006 is as follows:

•	Our revenues for the third quarter of 2006 were $98.5 million, up 4.6% when compared to $94.1 million for the same period in 2005, and up 3.6% when compared to $95.0 million for the second quarter of 2006.

•	Our operating expenses for the third quarter of 2006 were $75.9 million, up 8.7% when compared to $69.9 million for the same period in 2005, and up 3.6% when compared to $73.3 million for the second quarter of 2006.

•	The year-over-year increase in operating expenses relates primarily to: (i) the impact of the acquisition of Telution, Inc. (“Telution”) in March 2006; and (ii) an increase in employee-related costs, primarily as a result of an increase in staff levels between periods and merit-wage increases that went into effect in August 2006.

•	The increase in operating expenses between the second and third quarters of 2006 is primarily due to an increase in employee-related costs, largely as a result of merit-wage increases that went into effect in August 2006.

•	Income from continuing operations (net of tax) for the third quarter of 2006 was $17.4 million, or $0.37 per diluted share, an increase of 17.2% when compared to $14.8 million, or $0.31 per diluted share, for the same period in 2005, and an increase of 11.3% when compared to $15.6 million, or $0.33 per diluted share for the second quarter of 2006. The increase in income from continuing operations (net of tax) between sequential quarters is primarily due to an increase in revenues between periods.

•	Additionally, income from continuing operations (net of tax) for the second and third quarters of 2006 included $5.3 million and $6.0 million, respectively, of interest and investment income, which is significantly greater than the amount in the third quarter of 2005. The increase in interest and investment income in 2006 is a result of a significant increase in our cash and short-term investment balances between years, which is primarily the result of the cash proceeds received from the sale of the GSS Business in December 2005.

•	During the third quarter of 2006, we made a $6.0 million payment to Comverse related to the settlement of a dispute over a joint tax election associated with the sale of our GSS Business to Comverse in December 2005. This payment to Comverse was considered a reduction in the purchase price previously paid by Comverse, and thus is reflected as part of discontinued operations. As a result, we have a loss from discontinued operations (net of tax) for the third quarter of 2006 of $3.8 million, or $0.08 per diluted share.

•	Net income (which includes the results of discontinued operations, as applicable) for the third quarter of 2006 was $13.6 million, or $0.29 per diluted share, an increase of 0.8% when compared to $13.5 million, or $0.28 per diluted share, for the same period in 2005, and a decrease of 12.8% when compared to the second quarter of 2006 net income of $15.6 million, or $0.33 per diluted share. The decrease in net income between sequential quarters relates to the loss from discontinued operations in the third quarter of 2006, as discussed above.

•	Net income for the third quarter of 2006 includes stock-based compensation expense of $3.1 million, depreciation expense of $2.6 million, and amortization of intangible assets of $4.1 million. These non-cash charges totaled $9.8 million (pretax impact), or $0.14 per diluted share. Income from continuing operations for the third quarter of 2005 included stock-based compensation expense of $3.1 million, depreciation expense of $2.3 million, and amortization of intangible assets of $3.5 million. These non-cash charges totaled $8.9 million (pretax impact), or $0.12 per diluted share.

•	We continue to generate strong cash flows from our operations. As of September 30, 2006, we had cash, cash equivalents, and short-term investments of $414.9 million, as compared to $414.3 million as of June 30, 2006, and $392.2 million as of December 31, 2005.

Cash flows from operating activities for the third quarter of 2006 were $28.6 million, compared to $24.7 million for the third quarter of 2005, and $38.7 million for the second quarter of 2006, with the fluctuation between periods related primarily to changes in trade account receivables. See the “Liquidity” section below for further discussion.

Other key statistics for the quarter were as follows:

•	Total customer accounts processed on our systems as of September 30, 2006 were 44.8 million, relatively unchanged from 44.7 million as of September 30, 2005 and 44.9 million as of June 30, 2006. The annualized revenue per processing unit (“ARPU”) for the third quarter of 2006 was $8.08, compared to $7.86 for the third quarter of 2005, and $7.79 for the second quarter of 2006. The third quarter 2006 ARPU includes $0.10 related to the higher revenues from Adelphia, discussed in further detail in the “Significant Client Relationships” section below.

•	To date, over three-fourths of the cable customer accounts processed on our systems have been migrated to our ACP platform. We expect to migrate the remaining cable customer accounts to the ACP platform by the end of 2007. See the “Business” section of our 2005 10-K for additional discussion of this effort.

•	In August 2006, we implemented our $350 million Rule 10b5-1 stock repurchase plan. During the quarter, we repurchased 0.8 million shares of our common stock for $21.9 million (weighted-average price of $26.69 per share), leaving $328.1 million of share repurchases still authorized under our Rule 10b5-1 stock repurchase plan as of September 30, 2006.

Significant Client Relationships

Client Concentration. As discussed above, the North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our historical revenues have been generated from a limited number of clients, with over 70% of our revenues being generated from our largest clients, which include Comcast Corporation (“Comcast”), EchoStar Communications Corporation (“EchoStar”), Time Warner Inc. (“Time Warner”), Charter Communications (“Charter”), and Adelphia Communications (“Adelphia”). Revenues from these clients represented the following percentages of our total revenues for the three months ended September 30, 2006, June 30, 2006, and September 30, 2005:

	Three Months Ended
	September 30, 2006	June 30, 2006	September 30, 2005
Comcast	23%	24%	22%
EchoStar	20%	19%	21%
Time Warner (1)	13%	10%	10%
Charter	11%	11%	10%
Adelphia (1)	6%	8%	9%

(1)	The increase in our percentage of revenues generated from Time Warner and related decrease in our percentage of revenues generated from Adelphia for the three months ended September 30, 2006 is due to the sale of Adelphia’s broadband business to Comcast and Time Warner on July 31, 2006, as discussed below.

As of September 30, 2006, December 31, 2005, and September 30, 2005, the percentages of net billed accounts receivable balances attributable to our largest clients were as follows:

	As of
	September 30, 2006	December 31, 2005	September 30, 2005
Comcast (2)	24%	21%	25%
EchoStar	28%	29%	24%
Time Warner (2)	13%	9%	11%
Charter	10%	11%	11%
Adelphia (2)	0%	6%	7%

(2)	The shift in accounts receivable from Adelphia to Comcast and Time Warner for the three months ended September 30, 2006 is due to the sale of Adelphia’s broadband business to Comcast and Time Warner on July 31, 2006, as discussed below.

See our 2005 10-K for additional discussion of our business relationships with the above mentioned significant clients.

Sale of Adelphia Assets. As discussed in our 2005 10-K and previously filed 2006 Form 10-Qs, as expected, Adelphia completed the sale of its broadband assets to Comcast and Time Warner on July 31, 2006. Prior to the closing of this transaction, we processed approximately three million Adelphia domestic broadband customer accounts (the “Acquired Customer Accounts”) on our systems under a contract that ran through March 2009. Upon closing of this transaction, the Acquired Customer Accounts we processed remained on our systems and were transferred to the respective Comcast and Time Warner contracts. This transaction had the following impacts to our business for the third quarter of 2006:

•	In August 2006, we recognized $2.8 million of one-time, non-recurring revenues related to the Adelphia contract when the Acquired Customer Accounts were transferred under our Comcast and Time Warner contracts. These revenues included items such as upfront payments for services that were previously deferred and were being recognized ratably over the remaining term of the Adelphia contract.

•	Our monthly processing revenues related to the Acquired Customer Accounts were approximately $1.8 million lower in the third quarter of 2006 when compared to the second quarter of 2006 due to the Comcast and Time Warner contracts having lower per unit pricing than the Adelphia contract (due to the relative size of Comcast and Time Warner when compared to Adelphia). The $1.8 million reflects two months of invoices in the third quarter at the lower per unit pricing for these Acquired Customer Accounts.

These two items combined resulted in a net increase in processing revenues of approximately $1 million for the third quarter of 2006, when compared to that of the second quarter of 2006.

•	Although there was some movement of customer accounts between Comcast and Time Warner as the result of this transaction, it had minimal impact on the overall number of customer accounts processed on our systems as of the end of the third quarter of 2006.

The revenues in the fourth quarter of 2006 related to the Acquired Customer Accounts are expected to be approximately $3.5 million lower than the corresponding revenue in the third quarter of 2006. The decrease is due to: (i) the $2.8 million of one-time, non-recurring revenues recognized in the third quarter; and (ii) the Comcast and Time Warner lower per unit pricing being applicable to three months in the fourth quarter as compared to only two months in the third quarter. Although there is expected to be some additional movement of customer accounts between Comcast and Time Warner as the final terms of the transaction are worked out, we expect this to have minimal impact on the overall number of customer accounts processed on our systems.

Risk of Client Concentration. Going forward, we expect approximately 70% of our total revenues to continue to be generated from our four largest clients, Comcast, Echostar, Time Warner, and Charter. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew its contract with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our systems, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of intangible assets).

Stock Repurchase Program

We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the third quarter of 2006, we repurchased 820,000 shares of our stock, at a total price of $21.9 million, or approximately $26.69 per share under our Stock Repurchase Program. As a result, as of September 30, 2006, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 15.1 million shares.

In August 2006, we established a new Rule 10b5-1 Plan to facilitate the repurchase of $350 million of our common stock under our Stock Repurchase Program. Any shares repurchased under this Rule 10b5-1 Plan are counted towards the 30 million share limit authorized under the Stock Repurchase Program.

The number of shares repurchased under our new Rule 10b5-1 Plan is based upon predetermined factors that were established when we implemented the plan in August 2006. Over time, there will likely be some variability around the share repurchases based upon changing market conditions, as well as the trading volume of our stock. We remain committed to completing the repurchase of $350 million of our outstanding common stock, but the time period may extend beyond our original estimate of 12-15 months due to various market factors that may impact the pace at which we buy back our common stock.

See Note 5 to our Financial Statements for further discussion of our Stock Repurchase Program.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following income statement captions in the accompanying Financial Statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Continuing Operations:
Cost of processing and related services	$1,097	$818	$3,301	$2,420
Cost of software, maintenance and services	176	215	530	544
Research and development	436	311	1,120	829
Selling, general and administrative	1,377	1,785	4,163	6,060

Total continuing operations (1)	3,085	3,129	9,114	9,853
Discontinued operations	—	899	—	2,825

Total stock-based compensation expense	$3,085	$4,028	$9,114	$12,678

(1)	The decrease in stock-based compensation expense for continuing operations between periods is due primarily to certain equity awards held by key members of our management team having a change of control provision that was triggered upon the closing of the sale of the GSS Business in the fourth quarter of 2005, which resulted in accelerated vesting for the equity awards impacted. This decrease is offset to a certain degree by additional stock-based compensation for equity awards granted in 2006.

See Notes 2 and 4 to our Financial Statements for further discussion of our stock-based compensation expense.

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

Results of Operations

Total Revenues. Total revenues for the: (i) three months ended September 30, 2006 increased 4.6% to $98.5 million, from $94.1 million for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2006 increased 0.8% to $286.5 million, from $284.1 million for the nine months ended September 30, 2005. The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) three months ended September 30, 2006 increased $2.8 million or 3.2% to $90.3 million, from $87.5 million for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2006 increased $5.0 million or 1.9% to $264.4 million, from $259.4 million for the nine months ended September 30, 2005.

•	The increase in processing and related services revenues between the three months ended September 30, 2006 and 2005 is primarily due to: (i) higher usage of marketing services and various ancillary customer care solutions by our clients, which include things such as professional services, system interfaces, and reporting tools; and (ii) the net $1 million increase in revenues from the Adelphia Acquired Customer Accounts, as discussed above. These increases are offset to a certain degree by the lower processing revenues from EchoStar in 2006 due to new contract pricing that became effective November 1, 2005.

•

The increase in processing and related services revenues between the nine months ended September 30, 2006 and 2005 is primarily due to: (i) an increase in the number of customer accounts processed on our systems between periods; (ii) higher revenues related to marketing services and various customer care solutions in 2006; and (iii) the net $1 million increase in revenues from the Adelphia Acquired Customer Accounts, as discussed above. These increases are offset to a certain degree by: (i) lower processing revenues in 2006 from EchoStar due to new contract pricing becoming effective November 1, 2005; and (ii) $2.3 million related to contract termination and bankruptcy settlements recorded in 2005, with no comparable amount in 2006.

Additional information related to processing and related services revenues is as follows:

•	Amortization of the client contracts intangible asset (reflected as a reduction of processing and related services revenues) for the: (i) three months ended September 30, 2006 and 2005 was $3.3 million and $3.2 million, respectively; and (ii) nine months ended September 30, 2006 and 2005 was $9.9 million and $9.5 million, respectively.

•	Total customer accounts processed on our systems as of September 30, 2006 were 44.8 million, up slightly when compared to 44.7 million as of September 30, 2005. Total customer accounts processed on our systems as of June 30, 2006 were 44.9 million. As noted above, the impact of the closing of the Adelphia transaction had minimal impact on the overall number of customer accounts processed on our systems as of the end of the third quarter of 2006.

•	The ARPU for the third quarter of 2006 was $8.08, compared to $7.86 for the third quarter of 2005 and $7.79 for the second quarter of 2006. ARPU for the third quarter of 2006 includes an approximate $0.10 impact from the net $1 million increase in revenues from the Adelphia Acquired Customer Accounts, as discussed above. The remaining portion of the sequential ARPU increase is due to continued high usage of marketing services and various ancillary customer care solutions by our clients, which includes such things as professional services, system interfaces, and reporting tools.

As noted above, we expect the revenues related to the Adelphia Acquired Customer Accounts to be approximately $3.5 million lower in the fourth quarter of 2006, when compared to the third quarter of 2006. This will have the affect of lowering our ARPU by approximately $0.30 in the fourth quarter when compared to the third quarter.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) three months ended September 30, 2006 increased $1.6 million or 23.6% to $8.2 million, from $6.6 million for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2006 decreased $2.6 million or 10.8% to $22.1 million, from $24.7 million for the nine months ended September 30, 2005.

•	The $1.6 million increase in software, maintenance and services revenues between the three months ended September 30, 2006 and 2005 is primarily due to revenues generated as a result of the Telution acquisition.

•	The $2.6 million decrease in software, maintenance and services revenues between the nine months ended September 30, 2006 and 2005 is due primarily to several large software transactions in 2005 (primarily during the first and second quarters) for our workforce automation and call center products, with no comparable amounts in 2006. This decrease is offset to a certain degree by the revenues generated as a result of the Telution acquisition.

Cost of Revenues. See our 2005 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) three months ended September 30, 2006 increased $2.4 million or 5.7% to $44.9 million, from $42.5 million for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2006 increased $3.3 million or 2.6% to $129.4 million, from $126.1 million, for the nine months ended September 30, 2005. The increases between periods are primarily due to an increase in employee-related costs, primarily as a result of an increase in staff levels and merit wage increases. The gross margin percentage for processing and related services was: (i) 50.3% for the three months ended September 30, 2006 compared to 51.5% for the three months ended September 30, 2005; and (ii) 51.0% for the nine months ended September 30, 2006 compared to 51.4% for the nine months ended September 30, 2005.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) three months ended September 30, 2006 increased 26.7% to $5.8 million, from $4.6 million for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2006 increased 6.2% to $15.6 million, from $14.6 million for the nine months ended September 30, 2005. The increases between periods is due primarily to the acquisition of Telution in March 2006, to include the amortization of the Telution acquired intangible assets. The year-to-date increase is offset to a certain degree by a decrease in third party software costs due to lower software revenues in the 2006, as compared to 2005.

The gross margin percentage for software, maintenance and services was: (i) 28.7% for the three months ended September 30, 2006, as compared to 30.4% for the three months ended September 30, 2005; and (ii) 29.5% for the nine months ended September 30, 2006, as compared to 40.8% for the nine months ended September 30, 2005. The decrease in the year-to-date gross margin percentages is attributed primarily to lower revenues in the first nine months of 2006 as compared to the first nine months of 2005, as noted above.

Gross Margin (Exclusive of Depreciation). The overall gross margin percentage (exclusive of depreciation) for the: (i) three months ended September 30, 2006 was 48.5%, compared to 50.0% for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2006 was 49.4%, compared to 50.5% for the nine months ended September 30, 2005. The changes in the overall gross margin percentages between periods are due to the factors discussed above.

Research and Development (“R&D”) Expense. R&D expense for the: (i) three months ended September 30, 2006 increased 34.3% to $12.1 million, from $9.0 million for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2006 increased 32.2% to $32.9 million, from $24.9 million for the nine months ended September 30, 2005. The increase between periods is primarily due to an increase in employees, to include the development personnel that came over in the acquisition of Telution. As a percentage of total revenues, R&D expense was: (i) 12.3% for the three months ended September 30, 2006, compared to 9.6% for the three months ended September 30, 2005; and (ii) 11.5% for the nine months ended September 30, 2006, compared to 8.8% for the nine months ended September 30, 2005. We did not capitalize any internal software development costs during the three and nine months ended September 30, 2006 and 2005.

During the first nine months of 2006, we focused our development and enhancement efforts on various R&D projects, consisting principally of enhancements to ACP and related software products, to include the integration of the Telution COMX product with ACP, targeted to increase the functionalities and features of our products, including those necessary to service new and expanded product offerings (e.g., VoIP, commercial services, etc.). At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above, and we expect our investment in R&D to approximate our historical investment rate of 10-12% of total revenues. However, in the near term, we expect this percentage to be at the top end of this range.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) three months ended September 30, 2006 decreased 8.9% to $10.4 million, from $11.5 million for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2005, decreased 22.1% to $32.0 million, from $41.1 million for the nine months ended September 30, 2005. The nine month year-over-year decrease in SG&A expense relates primarily to the accrual of retirement benefits for our former CEO of $0.2 million and $8.7 million, respectively, for the nine months ended September 30, 2006 and 2005.

Depreciation Expense. Depreciation expense for the: (i) three months ended September 30, 2006 increased 11.9% to $2.6 million, compared to the $2.3 million for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2006 increased 3.2% to $7.7 million, from $7.4 million for the nine months ended September 30, 2005. The capital expenditures during the three and nine months ended September 30, 2006 consisted principally of: (i) computer hardware and related equipment; and (ii) internal infrastructure items. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income and diluted earnings per share, for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Involuntary employee terminations	$56	$—	$1,668	$—
Facility abandonments	21	3	744	9
Other	1	—	(44)	—

Total restructuring charges	$78	$3	$2,368	$9

Impact of restructuring charges on results of operations (i.e. have reduced operating results):
Net income	$51	$2	$1,493	$6

Diluted earnings per share	$0.00	$0.00	$0.03	$0.00

The involuntary employee termination expense during 2006 relates primarily to retention and severance costs related to personnel working on the terminated FairPoint Communications, Inc. (“FairPoint”) outsourced processing services contract. See our 2005 10-K for additional discussion of the termination of the FairPoint contract. These costs were being recognized ratably across the expected remaining period of the contract, which ceased during the third quarter of 2006. We do not expect to incur any additional restructuring charges during the remainder of 2006 related to the termination of the FairPoint contract.

Operating Income. Operating income for the: (i) three months ended September 30, 2006 was $22.5 million, or 22.9% of total revenues, compared to $24.2 million, or 25.8% of total revenues for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2006 was $66.5 million, or 23.2% of total revenues, compared to $69.9 million, or 24.6% of total revenues for the nine months ended September 30, 2005. The decreases in operating income between periods is primarily due to an overall increase in expenditures, primarily in R&D and cost of revenues, as discussed above. The year-over-year increase is offset to a certain degree by the decrease in SG&A expenses, related primarily to the retirement benefits for our former CEO, as discussed above. The $8.7 million of retirement benefits for our former CEO for the nine months ended September 30, 2005 lowered the year-to-date operating margin percentage by 3.0 percentage points.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of operating income for the: (i) three months ended September 30, 2006 and 2005 were $9.8 million and $8.9 million, respectively; and (ii) nine months ended September 30, 2006 and 2005 were $28.4 million and $27.4 million, respectively.

Interest and Investment Income, net. Interest and investment income for the: (i) three months ended September 30, 2006 increased $5.3 million, to $6.0 million, from $0.8 million for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2006 increased $13.8 million, to $16.0 million, from $2.2 million for the nine months ended September 30, 2005. The increase in interest and investment income is a result of a significant increase in our cash, cash equivalents, and short-term investment balances between periods, which is primarily the result of the cash proceeds received from the sale of the GSS Business in December 2005.

Income Tax Provision. Income tax provision for the: (i) three months ended September 30, 2006 was $9.4 million, or an effective income tax rate of 35%, compared to an income tax provision of $8.3 million, or an effective income tax rate of 36% for the three months ended September 30, 2005; and (ii) nine months ended September 30, 2006 was $28.4 million, or an estimated annual effective income tax rate of 37%, compared to an income tax provision of $23.9 million, or an estimated annual effective income tax rate of 36% for the nine months ended September 30, 2005. The decrease in the effective income tax rate for the third quarter of 2006 is primarily due to certain tax benefits being realized during the quarter. The increase in the effective income tax rate for the nine months ended September 30, 2006 over the comparable period in 2005 is primarily due to: (i) an increase in the state effective tax rate as a result of a reduction in 2006 of benefits received from a state incentive program; and (ii) recognition of certain tax benefits during the first half of 2005 that did not recur in the first half of 2006. For the full year of 2006, we estimate that our overall effective income tax rate will range between 36% and 37%, and beyond that in the near term, we expect our effective income tax rate to approximate our historical effective income tax rates of between 37% and 39%.

As of September 30, 2006, our $34.0 million of net deferred income tax assets represented approximately 5% of total assets. We continue to believe that sufficient taxable income will be generated in the future in order to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Discontinued Operations. As discussed above, as a result of the sale of the GSS and plaNet businesses in December 2005, the GSS and plaNet businesses have been reflected as discontinued operations in our results of operations for all periods presented.

During the third quarter of 2006, we made a $6.0 million payment to Comverse related to the settlement of a dispute over a joint tax election associated with the sale of our GSS Business to Comverse in December 2005. This payment to Comverse was considered a reduction in the purchase price previously paid by Comverse, and thus is reflected as part of discontinued operations. This settlement payment had not been anticipated by us, and we do not expect any similar purchase price adjustments in future periods. The loss from discontinued operations (net of tax) of $3.8 million, or $0.08 per diluted share, in the third quarter of 2006 relates primarily to the after-tax impact of the $6.0 million payment to Comverse.

Liquidity

Basis of Presentation. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statements of Cash Flows. Therefore, all historical cash flow information presented below reflects the cash flow results from both continuing and discontinued operations.

Cash and Liquidity

As of September 30, 2006, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $414.9 million, compared to $414.3 million as of June 30, 2006 and $392.2 million as of December 31, 2005. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, we have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of September 30, 2006, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had the entire $100 million available to us.

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

Our 2005 and 2006 net cash flows from operating activities, broken out between operations and changes in working capital assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Working Capital Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2005:
March 31(1)	$25,147	$(6,282)	$18,865
June 30 (1)	30,704	12,579	43,283
September 30	26,245	(1,533)	24,712
December 31 (2)	29,576	(13,862)	15,714
2006:
March 31 (2)	25,872	(3,894)	21,978
June 30 (3)	29,358	9,393	38,751
September 30	31,489	(2,937)	28,552

(1)	Cash flows from operating activities for the first quarter of 2005 were negatively impacted by approximately $9 million due to a key client delaying payment of an invoice until after quarter-end. This amount was subsequently paid in April 2005, which resulted in the payment of four monthly invoices by this client in the second quarter of 2005. The payment of the delayed invoice, along with a contract termination settlement and client bankruptcy settlement contributed approximately $12 million to our cash flows from operating activities for the second quarter of 2005.

(2)	Cash flows from operating activities for the fourth quarter of 2005 were negatively impacted by approximately $10 million due to a key client delaying payment of an invoice until after quarter-end. The first quarter of 2006 cash flows reflect three monthly invoice payments from this client.

(3)	Cash flows from operating activities for the second quarter of 2006 were positively impacted by favorable changes in working capital items during the quarter, primarily related to the reduction in the accounts receivable balance.

We believe the table presented above demonstrates our ability to consistently generate strong cash flows and the importance of managing our working capital items. As the table above illustrates, the operations portion of our cash flows from operating activities remains relatively consistent between periods. The variations in our net cash provided by operating activities is primarily the result of the changes in our working capital assets and liabilities related to our operations.

Significant fluctuations in key working capital items between September 30, 2006 and December 31, 2005 that impacted our cash flows from operating activities are as follows.

Billed Trade Accounts Receivable

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated periods, and our DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2005:
March 31	$95,857	$(1,950)	$93,907	57
June 30	91,224	(1,403)	89,821	60
September 30	95,775	(1,338)	94,437	60
December 31 (1)	106,136	(1,324)	104,812	61
2006:
March 31 (2)	110,415	(1,008)	109,407	60
June 30 (3)	97,404	(1,059)	96,345	63
September 30 (3)	108,707	(1,143)	107,564	62

(1)	The increase in both the gross and net billed trade accounts receivable between September 30, 2005 and December 31, 2005 relates primarily to a key client delaying payment of approximately $10 million until after quarter end, as noted above.

(2)	The increase in both the gross and net billed trade accounts receivable between December 31, 2005 and March 31, 2006 is a result of increased postage billings in the first quarter of 2006 and the timing of payments from certain clients.

(3)	The change in gross and net billed trade accounts receivable between March 31, 2006, June 30, 2006, and September 30, 2006 relates primarily to fluctuations in the timing of invoicing and payments from certain clients at or around each quarter end.

Other Current Assets

The decrease in other current assets from $17.1 million as of December 31, 2005 to $5.9 million as of September 30, 2006 primarily relates to:

•	The completion of the sale of our corporate aircraft in January 2006. As of December 31, 2005, other current assets included $7.1 million related to the carrying value of the aircraft we purchased and sold in December 2005 in conjunction with the buyout of our operating lease. The proceeds from the sale were received in cash in the first quarter of 2006 and were reflected in cash flows from investing activities as discussed below; and

•	The final purchase price for the GSS Business due from Comverse. As of December 31, 2005, other current assets included $3.8 million related to the final purchase price due from Comverse. This amount was received in cash in February 2006 and is reflected in cash flows from investing activities.

Client Deposits

Client deposits consist of advanced payments from our clients related to their expected postage costs. The increase in client deposits from $19.7 million as of December 31, 2005 to $25.4 million as of September 30, 2006 relates primarily to: (i) increasing the number of days worth of postage deposit collected from a key client; and (ii) having duplicate postage deposits related to the Adelphia Acquired Customer Accounts that were transferred to our Comcast and Time Warner contracts in August 2006 (with Adelphia’s postage deposit returned in October 2006).

Accrued Employee Compensation

The decrease in accrued employee compensation from $32.4 million as of December 31, 2005 to $21.4 million as of September 30, 2006 is primarily due to: (i) the $7.6 million of retirement benefits accrued as of December 31, 2005 and paid during the first nine months of 2006 related to our former CEO; and (ii) a decrease in our incentive bonus program accrual as of September 30, 2006, which represented only nine months of accrued expense, compared to our incentive bonus program accrual as of December 31, 2005, which represented twelve months of accrued expense.

Income Taxes

The change from an income taxes receivable of $5.0 million as of December 31, 2005 to an income taxes payable of $3.3 million as of September 30, 2006 is due primarily to us generating Federal taxable income during the nine months ended September 30, 2006 and the timing of estimated Federal income tax payments.

Cash Flows From Investing Activities

During the nine months ended September 30, 2006 our cash flows from investing activities included three unique items: (i) the acquisition of Telution; (ii) the net proceeds from the sale of the corporate aircraft held for sale; and (iii) the $6.0 million payment made to Comverse, as discussed above. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below:

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible back into cash. During the nine months ended September 30, 2006, we purchased $183.7 million and sold (or had mature) $98.1 million of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the nine months ended September 30, 2006 and 2005 for property and equipment, and investments in client contracts, excluding the acquisition of Telution, were as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Property and equipment	$5,198	$9,356
Client contracts	6,549	5,508

The property and equipment expenditures during the first nine months of 2006 consisted principally of computer hardware and related equipment, and other internal infrastructure items.

The investments in client contracts for the nine months ended September 30, 2006 and 2005 relate primarily to client incentive payments ($5.3 million and $1.3 million respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($1.2 million and $4.2 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of various debt-related transactions, and activities with our common stock.

Repurchase of Common Stock. As discussed above, during the nine months ended September 30, 2006 and 2005, we repurchased shares of our common stock under the guidelines of the Stock Repurchase Program for $42.8 million and $58.0 million, respectively. In addition, outside of the Stock Repurchase Program, during the nine months ended September 30, 2006 and 2005, we repurchased from our employees and then cancelled approximately 78,000 shares and 175,000 shares of our common stock for $1.8 million and $3.3 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

As of September 30, 2006, we had $414.9 million of cash, cash equivalents, and short-term investments available to fund our operations, and we expect to generate additional cash during the remainder of 2006. The following are the key items to consider in assessing our sources and uses of capital resources as of September 30, 2006:

•	As noted above, we currently have a Stock Repurchase Program which authorizes us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant. During the third quarter of 2006, we repurchased 820,000 shares of our stock, at a total price of $21.9 million, or approximately $26.69 per share under our Stock Repurchase Program. As a result, as of September 30, 2006, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 15.1 million shares. The Stock Repurchase Program does not have an expiration date.

We expect to be actively repurchasing shares under our Stock Repurchase Program in the near term. In fact, in August 2006, we established a new Rule 10b5-1 Plan to facilitate the repurchase of $350 million of our common stock under our Stock Repurchase Program. This Rule 10b5-1 Plan supplements any stock repurchases made under the existing terms of our Stock Repurchase Program. Any shares repurchased under this Rule 10b5-1 Plan are counted towards the 30 million share limit authorized under the Stock Repurchase Program.

The number of shares repurchased under our new Rule 10b5-1 Plan is based upon predetermined factors that were established when we implemented the plan in August 2006. Over time, there will likely be some variability around the share repurchases based upon changing market conditions, as well as the trading volume of our stock. We remain committed to completing the repurchase of $350 million of our outstanding common stock, but the time period may extend beyond the original estimate of 12-15 months due to various market factors that may impact the pace at which we buy back our common stock.

•	In the first nine months of 2006, we spent $5.2 million on property and equipment. For the fourth quarter of 2006, we expect to spend approximately $2 to $4 million on capital expenditures. As of September 30, 2006, we have made no significant capital commitments.

•	Our Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities are subject to certain conversion triggers based upon: (i) the price of our common stock; (ii) the trading price of the Convertible Debt Securities; (iii) us putting the Convertible Debt Securities back to the holders; (iv) the occurrence of specified corporate transactions, to include a change of control as defined in the bond Indenture; and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. At this time, we do not expect any of the conversion triggers to occur during the next 12 months. As a result, in the near-term, we expect our annual debt service costs related to the Convertible Debt Securities to be limited to the annual interest payments of $5.8 million.

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

•

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of September 30, 2006, we had made no borrowings under the 2004 Revolving Credit Facility, and at this time, we do not expect to make any borrowings under the 2004 Revolving Credit Facility in 2006. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of September 30, 2006, the commitment fee rate was 37.5 basis points per annum. As of September 30, 2006, we had 100%, or $100 million, of the 2004 Revolving Credit Facility available to us.

In summary, we expect to continue to repurchase our outstanding common stock on the open market under our Stock Repurchase Program. We also expect to continue to make investments in client contracts, capital equipment, and R&D. In addition, as part of our growth strategy, we continually evaluate potential business and asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that our current cash, cash equivalents, and short-term investments balances, together with cash expected to be generated from future operating activities and the amount available under the 2004 Revolving Credit Facility (as well as other possible sources of additional debt), will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the nine months ended September 30, 2006, was 10.37:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

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

The interest rate on the Convertible Debt Securities is fixed, and thus, as it relates to our borrowings under the Convertible Debt Securities, we are not exposed to changes in interest rates. Commencing on June 15, 2011, in any six-month interest period where the average trading price of the Convertible Debt Securities immediately preceding that six-month interest period equals 120% or more of the principal amount of the Convertible Debt Securities, we will pay contingent interest equal to 0.25% of that average trading price.

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of September 30, 2006, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of September 30, 2006, June 30, 2006 and December 31, 2005 were $282.7 million, $344.0 million and $346.1 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2006, June 30, 2006 and December 31, 2005 were $132.3 million, $70.3 million and $46.1 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

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

Accordingly, the forward-looking statements are qualified in their entirety by reference to and are accompanied by the following meaningful cautionary statements identifying certain important risk factors that could cause actual results to differ materially from those in such forward-looking statements. This list of risk factors is likely not exhaustive. We operate in a rapidly changing and evolving market involving the North American communications industry (e.g., bundled multi-channel video, Internet, voice and IP-based services), and new risk factors will likely emerge. Management cannot predict all of the important risk factors, nor can it assess the impact, if any, of such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those in any forward-looking statements. Accordingly, there can be no assurance that forward-looking statements will be accurate indicators of future actual results, and it is likely that actual results will differ from results projected in forward-looking statements and that such differences may be material.

We Derive a Significant Portion of Our Revenues From a Limited Number of Clients, and the Loss of the Business of a Significant Client Would Materially Adversely Affect Our Financial Condition and Results of Operations. The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Today, the top seven providers in the video industry serve over 80% of the consumers. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately 70% of our revenues being generated from our four largest clients, which are (in order of size) Comcast, EchoStar, Time Warner, and Charter. See our 2005 10-K and the above MD&A for a brief summary of our business relationship with each of these clients.

There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew their contracts with us, in whole or in part for any reason; (ii) significantly reduce the number of customer accounts processed on our systems, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of intangible assets).

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

A Reduction in Demand for Our Key Customer Care and Billing Products and Services Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations. Historically, a substantial percentage of our total revenues have been generated from our core outsourced processing product, ACP, and related services. These products and services are expected to continue to provide a large percentage of our total revenues in the foreseeable future. Any significant reduction in demand for ACP and related services could have a material adverse effect on our financial condition and results of operations, including possible impairment to intangible assets.

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

Our Business is Dependent on the North American Communications Industry. We generate our revenues by providing products and services to the U.S. and Canadian communication industries. A decrease in the number of customers served by our clients, loss of business due to non-renewal of client contracts, industry and client consolidations, an adverse change in the economic condition of these industries, movement of customers from our systems to a competitor’s system as a result of regionalization strategies by our clients, and/or changing consumer demand for services could have a material adverse effect on our results of operations. Additionally, our current clients’ distribution methods could be disrupted by new entrants into the communications industry. There can be no assurance that new entrants into the communications market will become our clients. Also, there can be no assurance that communication providers will be successful in expanding into other segments of the converging communications industry. Even if major forays into new markets are successful, we may be unable to meet the special billing and customer care needs of that market.

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

Client Bankruptcies Could Adversely Affect Our Business, and Any Accounting Reserves We Have Established May Not Be Sufficient. In the past, certain of our clients have filed for bankruptcy protection. Companies involved in bankruptcy proceedings pose greater financial risks to us, consisting principally of possible claims of preferential payments for certain amounts paid to us prior to the bankruptcy filing date, as well as increased collectibility risk for accounts receivable, particularly those accounts receivable that relate to periods prior to the bankruptcy filing date. We consider such risks in assessing our revenue recognition and the collectibility of accounts receivable related to our clients that have filed for bankruptcy protection, and for those clients that are seriously threatened with a possible bankruptcy filing. We establish accounting reserves for our estimated exposure on these items. However, there can be no assurance that our accounting reserves related to this exposure will be adequate. Should any of the factors considered in determining the adequacy of the overall reserves change adversely, an adjustment to the accounting reserves may be necessary. Because of the potential significance of this exposure, such an adjustment could be material.

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

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; and (iv) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve revenue targets; (b) the inability to achieve certain operating synergies; (c) charges related to purchased in-process R&D projects; (d) costs incurred to exit current or acquired contracts or activities; (e) costs incurred to service any acquisition debt; and (f) the amortization or impairment of intangible assets.

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

The Delivery of Our Products and Services is Dependent on a Variety of Computing Environments and Communications Networks, Which May Not Be Available or May Be Subject to Security Attacks. Our products and services are generally delivered through a variety of computing environments operated by us, which we will collectively refer to herein as “Systems.” We provide such computing environments through both out-sourced arrangements, such as our data processing arrangement with First Data Corporation, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our products and services are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the continuous availability and uncompromised security of our Networks and Systems to conduct their business operations.

Our Networks and Systems are subject to the risk of an extended interruption or outage due to many factors such as: (i) planned changes to our Systems and Networks for such things as scheduled maintenance and technology upgrades, or migrations to other technologies, service providers, or physical location of hardware; (ii) human and machine error; (iii) acts of nature; and (iv) intentional, unauthorized attacks from computer “hackers.” In addition, we continue to expand our use of the Internet with our product offerings thereby permitting, for example, our clients’ customers to use the Internet to review account balances, order services or execute similar account management functions. Allowing access to our Networks and Systems via the Internet increases their vulnerability to unauthorized access and corruption, as well as increasing the dependency of our Systems’ reliability on the availability and performance of the Internet’s infrastructure.

As a means to mitigate certain risks in this area of our business, we have done the following: (i) established policies and procedures related to planned changes to our Systems and Networks; (ii) implemented a business continuity plan, and test certain aspects of this plan on a periodic basis; and (iii) implemented a security and data privacy program (utilizing ISO 17799 as a guideline) designed to mitigate the risk of an unauthorized access to the Networks and Systems primarily through the use of network firewalls, procedural controls, intrusion detection systems and antivirus applications. In addition, we undergo periodic security reviews of certain aspects of our Networks and Systems by independent parties.

The method, manner, cause and timing of an extended interruption or outage in our Networks or Systems are impossible to predict. As a result, there can be no assurances that our Networks and Systems will not fail, or that our business continuity plans will adequately mitigate all damages incurred as a consequence. Should our Networks or Systems: (i) experience an extended interruption or outage, (ii) have their security breached, or (iii) have their data lost, corrupted or otherwise compromised, it would impede our ability to meet product and service delivery obligations, and likely have an immediate impact to the business operations of our clients. This would most likely result in an immediate loss to us of revenue or increase in expense, as well as damaging our reputation. Any of these events could have both an immediate, negative impact upon our financial condition and our short-term revenue and profit expectations, as well as our long-term ability to attract and retain new clients.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the three months ended September 30, 2006 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
July 1 – July 31	13,262	$24.13	—	15,960,908
August 1 – August 31	360,000	26.77	360,000	15,600,908
September 1—September 30	462,952	26.62	460,000	15,140,908

Total	836,214	$26.65	820,000

[1]	Effective July 12, 2006, our Board of Directors approved a 10 million share increase in the number of shares we are authorized to repurchase under the Stock Repurchase Program, bringing the total number of authorized shares to 30 million. The Stock Repurchase Program does not have an expiration date.

[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans

Item 3.	None

Item 4.	None

Item 5.	None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2006

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Edward C. Nafus
Edward C. Nafus
Chief Executive Officer and President (Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.20G*	Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.