Form 10-K
period 2006-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2007-03-01
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(303) 200-2000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share

Securities Registered Pursuant to Section 12(g) of the Act: None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2006 was $1,041,037,528.

Shares of common stock outstanding at February 26, 2007: 45,350,947

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed on or prior to April 30, 2007, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2006 FORM 10-K

Item 1.	Business

Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from First Data Corporation (“FDC”) in November 1994. CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until this acquisition.

We are a leading provider of outsourced billing, customer care and print and mail solutions and services supporting the North American cable and direct broadcast satellite (“DBS”) markets. Our solutions support some of the world’s largest and most innovative providers of bundled multi-channel video, Internet, voice and IP-based services. Our unique combination of solutions, services and expertise ensure that cable and satellite operators can continue to rapidly launch new service offerings, improve operational efficiencies and deliver a high-quality customer experience in a competitive and ever-changing marketplace.

Our principal executive offices are located at 9555 Maroon Circle, Englewood, Colorado 80112, and the telephone number at that address is (303) 200-2000. Our common stock is listed on the Nasdaq Stock Market LLC under the symbol “CSGS”. We are a S&P Midcap 400 company.

General Development of Business

Comcast Business Relationship. In September 1997, we entered into a 15-year exclusive contract (the “Master Subscriber Agreement”) with Tele-Communications, Inc. (“TCI”) to consolidate all TCI customers onto our customer care and billing systems. At the same time, we acquired a non-operational billing system from TCI for $105 million. This transaction allowed our company to substantially increase the number of customers processed on our systems, and at the time, was one of the catalysts to the growth of our domestic broadband business.

In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”), and we continued to service the merged operations under the terms of the Master Subscriber Agreement. On November 18, 2002, Comcast Corporation (“Comcast”) completed its merger with AT&T, and assumed the Master Subscriber Agreement. Comcast is our largest client, making up approximately 24% of our total revenues in 2006.

During 2002 and 2003, we were involved in various legal proceedings with Comcast, consisting principally of arbitration proceedings related to the Master Subscriber Agreement. In October 2003, we received an unfavorable ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by us to Comcast. The award was based on the arbitrator’s determination that we had violated the most favored nations (“MFN”) clause of the Master Subscriber Agreement. We recorded the full impact from the arbitration ruling in the third quarter of 2003 as a charge to revenues. In addition, the arbitration ruling also required that we invoice Comcast for lower fees under the MFN clause of the Master Subscriber Agreement beginning in October 2003. This had the effect of reducing quarterly revenues from Comcast by approximately $13-14 million ($52-56 million annually), when compared to amounts prior to the arbitration ruling. In March 2004, we signed a new contract with Comcast (the “Comcast Contract”). The Comcast Contract superseded the former Master Subscriber Agreement that was set to expire at the end of 2012. Under the new agreement, we expect to continue to provide services to Comcast at least through December 31, 2008. The pricing inherent in the Comcast Contract was consistent with that of the arbitration ruling in October 2003. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for additional discussion of our business relationship with Comcast.

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

Financial Information About Our Company and Business Segment

In addition to the sale of the GSS Business noted above, we also sold our plaNet Consulting business to a group of private investors led by the plaNet management team on December 30, 2005. As a result, the results of operations for the GSS and plaNet businesses have been reflected as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income. The remainder of the “Business” section of this Form 10-K is focused on our continuing operations. See Notes 2 and 5 to our Consolidated Financial Statements and MD&A for additional discussion of our reporting of discontinued operations, and the impact these sales had on our reporting of segment and related information.

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

In addition, it is widely anticipated that communication service providers will continue their aggressive pursuit of providing convergent services. Traditional wireline and wireless telephone providers have recently entered the residential video market, a market dominated by our clients. Should these traditional telephone service providers be successful in their video strategy, it could threaten our clients’ market share, and thus our processing revenues, as generally speaking, these companies do not currently use our products and services.

Business Strategy

Our business strategy is designed to achieve revenue and profit growth. The key elements of our business strategy include:

Expand Core Processing Business. We will continue to leverage our investment and expertise in high-volume transaction processing to expand our processing business. Our processing business provides highly predictable, recurring revenues through multi-year contracts with a client base that includes leading communications service providers. We increased the number of customers processed on our systems from 18 million as of December 31, 1995 to 45.4 million as of December 31, 2006. We provide a full suite of customer care and billing products and services that combine the reliability and high volume transaction processing capabilities of a mainframe platform with the flexibility of client/server architecture.

Increase the Penetration of Ancillary Products/Services. We provide a complete suite of customer care and billing products and services that enable and automate various activities for service providers, ranging from the call center, to the field technicians, to the end consumer. As our clients’ businesses consolidate and become much more complex, we have seen an increase in the use of ancillary products and services.

Evolve Our Products and Services to Meet the Changing Needs of Our Clients. In 1995, we offered customer care and billing solutions to providers of analog cable video. Since then, our solution has evolved and expanded to satellite, digital, high-speed Internet (“HSI”) and digital voice. Our clients continue to look to add more services to their product bundle, including advanced IP and wireless services, as well as services to commercial customers. Our continued investment in our solution set is designed to enable our clients to grow their product offerings, and thereby, grow our revenues.

Enhance Growth Through Focused Acquisitions. We follow a disciplined approach in acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts, provide complementary products and services, increase market share, and/or provide access to new markets and clients.

Continue Technology Leadership. We believe that our technology in customer care and billing solutions gives communications service providers a competitive advantage. Our continuing investment in research and development (“R&D”) is designed to position us to meet the growing and evolving needs of existing and potential clients. Over the last five years, we have invested approximately $175 million, or approximately 10% of our total revenues, into R&D.

Narrative Description of Business

General Description. Our operations consist of our processing operations and the provision of related software products. We generate a substantial percentage of our revenues by providing outsourced customer care and billing services to the North American cable television and satellite industries. Our full suite of processing, software, and professional services allows clients to automate their customer interaction management and billing functions. These functions include such things as set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing of invoices, management reporting, electronic presentment and payment of invoices, and deployment and management of the client’s field technicians.

Clients. We work with the leading cable and satellite providers located in the U.S. and Canada. A partial list of those service providers as of December 31, 2006 is included below:

Charter Communications (“Charter”)	EchoStar Communications Corporation (“EchoStar”)
Comcast Corporation (“Comcast”)	Mediacom Communications
Cox Communications	Time Warner Inc. (“Time Warner”)

As discussed above, the North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our historical revenues have been generated from a limited number of clients, with approximately 70% of our revenues being generated from our four largest clients, which include Comcast, EchoStar, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for 2006 and 2005:

	2006	2005
Comcast	24%	22%
EchoStar	19%	21%
Time Warner	12%	10%
Charter	11%	10%

CCS Architectural Upgrade and Migration. During 2004, we completed a significant architectural upgrade to our primary product, CCS, and related services and software products. This enhancement to CCS, called ACP, has enhanced our ability to support convergent broadband services including cross-service bundling, convergent order entry and advanced service provisioning capabilities for video, HSI, and Voice over Internet Protocol (“VoIP”). This advanced convergent solution for broadband service providers will facilitate our clients’ offering of combinations of video, voice and data services (commonly referred to in the industry as the “triple-play” service offering). The ACP project was initiated in 2002 and is our next generation product offering. As of December 31, 2006, approximately 90% of the cable customer accounts processed on our systems have successfully migrated to our ACP solution, and we expect the remaining cable customer accounts to be migrated to ACP by the end of 2007.

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

We license our software products (e.g., ACSR, Workforce Express, etc.) and provide our professional services principally to our existing base of processing clients to enhance the core functionality of our service bureau processing application, increase the efficiency and productivity of the clients’ operations, and allow clients to effectively roll out new products and services to new and existing markets, such as HSI and telephony to residential and commercial customers.

Historically, a substantial percentage of our total revenues have been generated from ACP processing services and related software products. These products and services are expected to provide a substantial percentage of our total revenues in the foreseeable future as well.

FDC Data Processing Facility. We outsource to FDC the data processing and related computer services required for the operation of our processing services. Our ACP proprietary software is run in FDC’s facility to obtain the necessary mainframe computer capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the FDC facility through a combination of private and commercially-provided networks. Our service agreement with FDC expires June 30, 2010, and is cancelable only for cause, as defined in the agreement. We believe we could obtain mainframe data processing services from alternative sources, if necessary. We have a business continuity plan as part of our agreement with FDC should the FDC data processing center suffer an extended business interruption or outage. This plan is tested on an annual basis.

Client and Product Support. Our clients typically rely on us for ongoing support and training needs related to our products. We have a multi-level support environment for our clients. We have strategic business units (“SBUs”) to support the business, operational, and functional requirements of each client. These dedicated account management teams help clients resolve strategic and business issues and are supported by our Product Support Center (“PSC”), which operates 24 hours a day, seven days a week. Clients call an 800 number, and through an automated voice response unit, have their calls directed to the appropriate PSC personnel to answer their questions. We have a full-time training staff and conduct ongoing training sessions both in the field and at our training facilities.

Sales and Marketing. We organize our sales efforts to existing clients within our SBUs, with senior level account managers who are responsible for new revenues and renewal of existing contracts within a client account. The SBUs are supported by sales support personnel who are experienced in the various products and services that we provide. In addition, we have dedicated staff engaged in selling our products and services to prospective clients.

Competition. The market for customer care and billing products and services in the converging communications industry in North America is highly competitive. We compete with both independent outsourced providers and in-house developers of customer management systems. We believe that our most significant competitors are Amdocs Limited, Convergys Corporation, and in-house systems. Some of our actual and potential competitors have substantially greater financial, marketing and technological resources than us.

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

We continually assess whether there is any risk to our intellectual property rights. Should these risks be improperly assessed, or if for any reason should our right to develop, produce and distribute our products be successfully challenged or be significantly curtailed, it could have a material adverse impact on our financial condition and results of operations.

Research and Development

Our product development efforts are focused on developing new products and improving our existing products. We believe that the timely development of new applications and enhancements to existing applications is essential to maintaining our competitive position in the marketplace. Our most recent development efforts have been focused primarily on enhancements to ACP and related software products, to include the integration of the Telution COMX product with ACP (see Note 4 to our Consolidated Financial Statements for a discussion of our Telution acquisition), targeted to increase the functionalities and features of the products, including those necessary to service new and expanded product offerings provided by our clients (e.g., VoIP commercial services, etc.).

Our total R&D expenses were $46.2 million and $33.9 million, respectively, for 2006 and 2005, or approximately 12% and 9% of total revenues. Over the last five years, we have invested approximately 10% of our total revenues into R&D. We expect our future R&D efforts to continue to focus on enhancements to ACP and related products and services, and we expect that over time, our investment in R&D will approximate our historical investment rate of 10-12% of our total revenues. However, consistent with the fourth quarter of 2006 (which reflected R&D expense as a percentage of total revenues of approximately 14%), we expect this percentage to be at or above the top end of this range in the near term.

There are certain inherent risks associated with significant technological innovations. Some of these risks are described in this report in our Risk Factors section below.

Employees

As of December 31, 2006, we had a total of 1,685 employees, an increase of 145 from December 31, 2005. The increase in number of employees is due to an expected increase in our R&D and support function costs to address the opportunities we see within our clients’ changing business needs, to include the personnel that came over in the Telution acquisition. Our success is dependent upon our ability to attract and retain qualified employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.csgsystems.com. Additionally, these reports are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

There is an inherent risk in the successful development, implementation, migration, and operations of our products and services as the technological complexities, and the pace at which we must deliver these products and services to market, continues to increase. The risk of making an error that causes significant operational disruption to a client increases proportionately with the frequency and complexity of changes to our products and services. There can be no assurance:

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

In addition, it is widely anticipated that communication service providers will continue their aggressive pursuit of providing convergent services. Traditional wireline and wireless telephone providers have recently entered the residential video market, a market dominated by our clients. Should these traditional telephone service providers be successful in their video strategy, it could threaten our clients’ market share, and thus our processing revenues, as generally speaking, these companies do not currently use our products and services.

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

We May Incur Additional Material Restructuring Charges in the Future. Since the third quarter of 2002, we have recorded restructuring charges related to involuntary employee terminations, various facility abandonments, and various other restructuring activities. The accounting for facility abandonments requires highly subjective judgments in determining the proper accounting treatment for such matters. We continually evaluate our assumptions, and adjust the related restructuring reserves based on the revised assumptions at that time. Moreover, we continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce and operating facilities. As a result, there is a reasonable likelihood that we may incur additional material restructuring charges in the future.

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

The Delivery of Our Products and Services is Dependent on a Variety of Computing Environments and Communications Networks, Which May Not Be Available or May Be Subject to Security Attacks. Our products and services are generally delivered through a variety of computing environments operated by us, which we will collectively refer to herein as “Systems.” We provide such computing environments through both out-sourced arrangements, such as our data processing arrangement with FDC, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our products and services are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the continuous availability and uncompromised security of our Networks and Systems to conduct their business operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, we were operating from six leased sites in the U.S., representing approximately 493,000 square feet. This amount excludes approximately 68,000 square feet of leased space that we have abandoned.

We lease office facilities totaling approximately 100,000 square feet in Denver, Colorado and surrounding communities. We utilize these office facilities primarily for: (i) corporate headquarters; (ii) sales and marketing activities; (iii) product and operations support; and (iv) R&D activities. The leases for these office facilities expire in the years 2008 through 2015.

We lease office facilities totaling approximately 201,000 square feet in Omaha, Nebraska. We utilize these facilities primarily for (i) client services, training and product support; (ii) systems and programming activities; (iii) R&D activities; and (iv) general and administrative functions. The leases for these facilities expire in the years 2009 through 2012.

We lease an office facility totaling approximately 16,000 square feet in Chicago, Illinois. We utilize this facility primarily for: (i) R&D activities; (ii) client services; and (iii) professional services staff. The lease for this office facility expires in 2009.

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

None.

Executive Officers of the Registrant

As of December 31, 2006, our executive officers were Edward C. Nafus (Chief Executive Officer and President), Randy R. Wiese (Executive Vice President and Chief Financial Officer), Peter E. Kalan (Executive Vice President of Business and Corporate Development), Robert M. (“Mike”) Scott (Executive Vice President and Chief Operating Officer) and Joseph T. Ruble (Executive Vice President, General Counsel and Corporate Secretary). We have employment agreements with each of the executive officers.

Edward C. Nafus

Chief Executive Officer and President

Mr. Nafus, 66, joined CSG in August 1998 as Executive Vice President and became the President of our Broadband Services Division in January 2002. In March 2005, he was added to our Board of Directors. Effective April 1, 2005, Mr. Nafus assumed the position of Chief Executive Officer and President of CSG. From 1978 to 1998, Mr. Nafus held numerous management positions within FDC. From 1992 to 1998, he served as Executive Vice President of FDC; from 1989 to 1992, he served as President of First Data International; and Executive Vice President of First Data Resources from 1984 to 1989. From 1971 to 1978, Mr. Nafus worked in sales management, training and sales for Xerox Corporation. From 1966 to 1971, Mr. Nafus was a pilot and division officer in the United States Navy. Mr. Nafus holds a BS degree from Jamestown College.

Peter E. Kalan

Executive Vice President of Business and Corporate Development

Mr. Kalan, 47, joined CSG in January 1997 and was named Chief Financial Officer in October 2000. In April 2006, he was named Executive Vice President of Business and Corporate Development. Prior to joining CSG, Mr. Kalan was Chief Financial

Officer at Bank One, Chicago, and he also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a BA degree in Business Administration from the University of Texas at Arlington.

Robert M. Scott

Executive Vice President and Chief Operating Officer

Mr. Scott, 56, joined CSG in September 1999 as Vice President of the Broadband Services Division and served as Senior Vice President of that division from 2001 to 2004. In December 2004, Mr. Scott was named Executive Vice President, and became the head of the Broadband Services Division in March 2005. In July 2006, he was named Chief Operating Officer. Prior to joining CSG, he served for 21 years in a variety of management positions, both domestically and internationally, with First Data Corporation. Mr. Scott holds a BA degree in Social Studies from Florida Atlantic University.

Randy R. Wiese

Executive Vice President and Chief Financial Officer

Mr. Wiese, 47, joined CSG in 1995 as Controller and later served as Chief Accounting Officer. He was named Executive Vice President and Chief Financial Officer in April 2006. Prior to joining CSG, he was manager of audit and business advisory services and held other accounting-related positions at Arthur Andersen & Co. Mr. Wiese is a member of the AICPA and the Nebraska Society of Certified Public Accountants. He holds a BS degree in Accounting from the University of Nebraska-Omaha.

Joseph T. Ruble

Executive Vice President, General Counsel & Corporate Secretary

Mr. Ruble, 46, joined CSG in 1997 as Vice President and General Counsel. In November 2000 he was appointed Senior Vice President of Corporate Development, General Counsel & Corporate Secretary. In February 2007, he was named Executive Vice President. Prior to joining CSG, Mr. Ruble served from 1991 to 1997 as Vice President, General Counsel & Corporate Secretary for Intersolv, Inc., and as counsel to Pansophic Systems, Inc. for its international operations from 1988 to 1991. Prior to that, he represented the software industry in Washington, D.C. on legislative matters. Mr. Ruble holds a JD from Catholic University of America and a BS degree from Ohio University.

Board of Directors of the Registrant

Effective November 16, 2006, our Board of Directors increased the number of directors of our company from seven to eight by adding a Class II director and elected Mr. Ronald Cooper to fill such additional director position.

Information related to our Board of Directors is provided below.

Bernard W. Reznicek

Consultant

The Premier Group

Mr. Reznicek, 70, was elected to the Board in January 1997 and presently serves as the Company’s non-executive Chairman of the Board. He currently provides consulting services through Premier Enterprises. Mr. Reznicek previously was an Executive with Central States Indemnity Company of Omaha, a Berkshire Hathaway company, from 1997 to 2003. He has 40 years of experience in the electric utility industry, having served as Chairman, President and Chief Executive Officer of Boston Edison Company and President and Chief Executive Officer of Omaha Public Power District. Mr. Reznicek currently is a director of Pulte Homes, Inc. (NYSE) and infoUSA Inc. (NASDAQ).

Edward C. Nafus

Chief Executive Officer and President

CSG Systems International, Inc.

Mr. Nafus’ biographical information in included in “Executive Officers of the Registrant” section shown directly above.

Ronald Cooper

Former President and Chief Operating Officer

Adelphia Communications

Mr. Cooper, 49, was elected to the Board in November 2006. He has spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and Chief Operating Officer from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, and MediaOne and its predecessor Continental Cablevision, Inc. He has held various board and committee seats with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing and the New England Cable Television Association. In addition, Mr. Cooper is either a director or trustee at the Denver Art Museum, Colorado Public Radio and the Cable Center at the University of Denver.

Janice I. Obuchowski

President

Freedom Technologies, Inc.

Ms. Obuchowski, 55, was elected to the Board in November 1997. She has been President of Freedom Technologies, Inc., a public policy and corporate strategy consulting firm specializing in telecommunications, since 1992. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radio Communication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce and as Administrator for the National Telecommunications and Information Administration. Ms. Obuchowski currently is a director of Orbital Sciences Corporation and Stratos Global Corporation.

Donald B. Reed

Former Chief Executive Officer

Global Cable & Wireless

Mr. Reed, 62, was elected to the Board in May 2005. He currently is retired, having served as Chief Executive Officer of Cable & Wireless Global from May 2000 to January 2003. Cable & Wireless Global, Cable & Wireless plc’s wholly owned operations in the United States, United Kingdom, Europe and Japan, is a provider of internet protocol (IP) and data services to business customers. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997 Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. Mr. Reed currently is a director of Intervoice, Inc., St. Lawrence Cement (TSX), Idearc Media (formerly Verizon Yellow Pages) (NYSE) and Aggregate Industries in London, England, a wholly owned subsidiary of Holcim Group located in Switzerland.

Frank V. Sica

Managing Partner

Tailwind Capital

Mr. Sica, 56, has served as a director of the Company since its formation in 1994. He is currently a Managing Partner of Tailwind Capital. From 2004 to 2005, Mr. Sica was a Senior Advisor to Soros Private Funds Management. From 2000 until 2003, he was President of Soros Private Funds Management which oversaw the direct real estate and private equity investment activities of Soros. In 1998, he joined Soros Fund Management where he was a Managing Director responsible for Soros’ private equity investments. From 1988 to 1998, Mr. Sica was a Managing Director at Morgan Stanley and its private equity affiliate, Morgan Stanley Capital Partners. Prior to 1988, Mr. Sica was a Managing Director in Morgan Stanley’s mergers and acquisitions department. From 1974 to 1977, Mr. Sica was an officer in the U.S. Air Force. Mr. Sica currently is a director of JetBlue Airways, Kohl’s Corporation, NorthStar Realty Finance Corporation and Onvoy, Inc.

Donald V. Smith

Senior Managing Director

Houlihan Lokey Howard & Zukin, Inc.

Mr. Smith, 64, was elected to the Board in January 2002. He presently serves as Senior Managing Director of Houlihan Lokey Howard & Zukin, Inc., an international investment banking firm with whom he has been associated since 1988. Mr. Smith currently is in charge of the firm’s New York office and serves on the board of directors of the firm. From 1978 to 1988, he was employed by Morgan Stanley & Co. Incorporated, where he headed the valuation and reorganization services within that firm’s corporate finance group. Mr. Smith is director of the Princeton (NJ) Health Care Foundation and of Business Executives for National Security.

James A. Unruh

Managing Principal

Alerion Capital Group

Mr. Unruh, 66, was elected to the Board in June 2005. He became a founding principal of Alerion Capital Group, LLC (a private equity investment company) in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation from 1987 to 1997 and served as its Chairman and Chief Executive Officer from 1990 to 1997. From 1982 to 1987, Mr. Unruh held various executive positions, including Senior Vice President, Finance, with Burroughs Corporation, a predecessor of Unisys Corporation. Mr. Unruh currently is a director of Prudential Financial, Inc., Tenet Healthcare Corporation, and Qwest Communications International Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Stock Market LLC (“NASDAQ/NMS”) under the symbol “CSGS”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ/NMS.

	High	Low
2006
First quarter	$23.29	$20.82
Second quarter	26.21	22.87
Third quarter	27.48	23.18
Fourth quarter	28.45	26.11

	High	Low
2005
First quarter	$18.93	$15.88
Second quarter	19.75	15.74
Third quarter	21.82	16.15
Fourth quarter	24.76	21.06

On February 26, 2007, the last sale price of our common stock as reported by NASDAQ/NMS was $25.35 per share. On January 31, 2007, the number of holders of record of common stock was 242.

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

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the S&P 500 Index, and our Standard Industrial Classification (“SIC”) Code Index: Computer Processing and Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2001, in our common stock and in each of the two indexes and that all dividends, if any, were reinvested.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
CSG Systems International Inc.	100.00	33.75	30.88	46.23	55.18	66.08
Data Preparation & Processing Services	100.00	76.63	91.21	100.18	100.68	112.54
S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.03

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	438,301	$29.51	12,224,515
Equity compensation plan not approved by security holders	121,455	20.09	58,790

Total	559,756	$27.47	12,283,305

Of the total number of securities remaining available for future issuance, 11,900,790 shares can be used for various types of stock-based awards, as specified in the individual plans, with the remaining 382,515 shares to be used for our employee stock purchase plan. See Note 13 to our Consolidated Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of company common stock made during the three months ended December 31, 2006 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs[1]
October 1 - October 31	150,000	$26.82	150,000	14,990,908
November 1 - November 30	343,370	27.40	343,370	14,647,538
December 1 - December 31	319,677	26.91	262,872	14,384,666

Total	813,047	$27.10	756,242

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Processing and related services (2)	$351,764	$346,463	$326,556	$341,628	$372,426
Software, maintenance and services (2)	31,342	30,854	24,845	25,766	48,623

	383,106	377,317	351,401	367,394	421,049
Charge for arbitration ruling attributable to periods prior to July 1, 2003 (2)	—	—	—	(105,679)	—

Total revenues, net	383,106	377,317	351,401	261,715	421,049

Cost of revenues (5):
Processing and related services	173,536	170,344	146,837	140,475	138,452
Software, maintenance and services	20,975	19,720	25,047	30,359	26,696

Total cost of revenues	194,511	190,064	171,884	170,834	165,148

Gross margin (exclusive of depreciation)	188,595	187,253	179,517	90,881	255,901

Operating expenses (5):
Research and development	46,191	33,932	31,887	30,398	32,764
Selling, general and administrative	43,127	52,492	39,453	50,041	40,864
Depreciation	10,438	9,862	10,412	12,701	14,751
Restructuring charges (4)	2,368	14,534	1,292	2,149	2,256

Total operating expenses	102,124	110,820	83,044	95,289	90,635

Operating income (loss)	86,471	76,433	96,473	(4,408)	165,266

Other income (expense):
Interest expense	(7,465)	(7,537)	(10,261)	(14,296)	(13,817)
Write-off of deferred financing costs (6)	—	—	(6,569)	—	—
Interest and investment income, net (1)	21,984	4,059	975	920	1,729
Other, net	(21)	6	(303)	(85)	833

Total other	14,498	(3,472)	(16,158)	(13,461)	(11,255)

Income (loss) from continuing operations before income taxes	100,969	72,961	80,315	(17,869)	154,011
Income tax (provision) benefit (2)	(38,408)	(26,219)	(29,317)	12,703	(55,960)

Income (loss) from continuing operations	62,561	46,742	50,998	(5,166)	98,051

Discontinued operations (1):
Loss from discontinued operations (5)	(6,555)	(5,685)	(11,109)	(30,591)	(66,468)
Income tax benefit	3,764	12,172	7,295	9,480	13,035

Discontinued operations, net of tax	(2,791)	6,487	(3,814)	(21,111)	(53,433)

Net income (loss)	$59,770	$53,229	$47,184	$(26,277)	$44,618

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$1.33	$0.96	$0.99	$(0.10)	$1.87
Discontinued operations, net of tax	(0.06)	0.13	(0.07)	(0.41)	(1.02)

Net income (loss)	$1.27	$1.09	$0.92	$(0.51)	$0.85

Weighted-average diluted shares outstanding (3)	47,102	48,571	51,223	51,432	52,525

Other Data (at Period End):
Number of clients' customers processed (2)	45,354	45,228	43,472	44,148	45,816

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments (1)(7)	$415,490	$392,224	$149,436	$105,397	$95,437
Working Capital (2)(7)	454,117	444,738	172,675	69,642	119,782
Total assets	653,496	638,376	710,407	724,775	731,317
Total debt (6)	230,000	230,000	230,000	228,925	270,000
Total treasury stock (3)	360,259	296,976	224,008	171,111	186,045
Stockholders' equity	317,734	298,330	308,070	290,785	282,105

(1)	We sold our GSS and plaNet businesses in 2005. As a result, the results of operations for the GSS and plaNet businesses have been reflected as discontinued operations for all periods presented in our Consolidated Statements of Income. We recorded a net pretax gain (loss) on the disposal of these businesses of $(6.0) million and $10.9 million, respectively, in 2006 and 2005. We received approximately $233 million in net cash proceeds from the sale of these businesses, which is the primary reason for the significant increase in cash, cash equivalents, and short-term investments between 2004 and 2005. See Note 2 to our Consolidated Financial Statements and MD&A for additional discussion.
(2)	During 2003, we recorded a $119.6 million charge to revenue related to the Comcast arbitration ruling award. The award was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Of the $13.9 million attributable to the third quarter, we attributed $13.5 million to processing revenues, and the remaining $0.4 million to software maintenance revenues. The arbitration ruling also required us to begin invoicing Comcast lower monthly processing fees beginning in October 2003, which had the effect of reducing quarterly revenues from Comcast by approximately $13-$14 million ($52-$56 million annually), when compared to amounts prior to the arbitration ruling. As a result of the Comcast arbitration award, we were in a net operating loss position for the year, and recorded an income tax benefit of $12.7 million. During the fourth quarter of 2003, we paid Comcast $94.4 million of the arbitration award and in January 2004, we paid the remaining $25.2 million. Additionally, as a result of the arbitration ruling, Comcast customer accounts began being measured differently in October 2003, which resulted in a reduction in the total number of clients’ customers processed.
(3)	In August 1999, our Board of Directors approved our Stock Repurchase Program which authorized us to purchase shares of our common stock from time-to-time as business conditions warrant. During 2006, 2005, 2004, 2003, and 2002, we repurchased 2.5 million, 3.8 million, 3.0 million, zero, and 1.6 million shares, respectively. As of December 31, 2006, 14.4 million shares of the 30.0 million shares authorized under the Stock Repurchase Program remain available for repurchase. See Note 12 to our Consolidated Financial Statements and MD&A for additional discussion of the Stock Repurchase Program.
(4)	Beginning in the third quarter of 2002 and continuing through 2006, we made several changes to our business operations and implemented several cost reduction initiatives that resulted in restructuring charges of $2.4 million, $14.5 million, $1.3 million, $2.1 million, and $2.3 million, respectively, for 2006, 2005, 2004, 2003, and 2002. See Note 8 to our Consolidated Financial Statements and MD&A for additional discussion of the restructuring charges.
(5)	In 2003, we adopted the fair value method of accounting for our stock-based awards. In addition, we completed our exchange of certain stock options for restricted stock (also referred to by us as our “tender offer”) in December 2003. As a result, our stock-based compensation expense is significantly higher in 2006, 2005, and 2004 when compared to previous years. Additionally, in 2005, certain equity awards held by key members of our management team included a change in control provision that was triggered upon the closing of the sale of the GSS Business. The change in control provision resulted in accelerated vesting as of December 9, 2005 for the equity awards impacted, and thus, stock-based compensation expense of $4.7 million related to the accelerated vesting of these equity awards was recorded as stock-based compensation expense in the fourth quarter of 2005, of which $0.9 million was included in discontinued operations, and $3.8 million was included in continuing operations as part of restructuring charges. Total stock-based compensation expense recognized during 2006, 2005, 2004, 2003, and 2002 was $12.2 million, $20.4 million, $14.9 million, $5.6 million, and $1.4 million, respectively. Of these amounts, $12.2 million, $17.0 million, $10.6 million, $5.0 million, and $1.3 million are reflected in continuing operations for 2006, 2005, 2004, 2003, and 2002, respectively, with the remaining amounts reflected in discontinued operations for the respective periods. See Notes 3 and 13 to our Consolidated Financial Statements for additional discussion of these matters.
(6)	In February 2002, we entered into a $300 million term credit facility to finance the acquisition of the Kenan Business (which became part of our GSS Business). In June 2004, we completed an offering of $230 million of Convertible Debt Securities and used the proceeds, along with available cash, cash equivalents and short-term investments to: (i) repay the outstanding balance of the term credit facility; (ii) repurchase 2.1 million of shares of our common stock; and (iii) pay debt issuance costs of $7.2 million. As a result, we wrote off unamortized deferred financing costs attributable to the term credit facility of $6.6 million. See Note 7 to our Consolidated Financial Statements for additional discussion of our long-term debt.
(7)	As a result of the sale of the GSS and plaNet businesses, our December 31, 2006 and 2005 Consolidated Balance Sheets no longer include any amounts related to these sold businesses. To provide for consistent comparisons, the December 31, 2004 Consolidated Balance Sheet was restated to reflect the components of the sold GSS and plaNet businesses as assets and liabilities related to discontinued operations. Thus, the 2006, 2005, and 2004 cash, cash equivalents and short-term investments and working capital amounts in the above table are presented on a different basis, as the 2003 and 2002 amounts have not been restated and still include amounts related to the GSS and plaNet businesses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning the North American customer care and billing industry, as well as the converging communications industry it serves, and similar matters. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined above within Item 1A., “Risk Factors”. Item 1A. constitutes an integral part of this report, and readers are strongly encouraged to review this section closely in conjunction with MD&A.

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

As noted above, the North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a fewer number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues from continuing operations are generated from a limited number of clients, with approximately 70% of our revenues for 2006 being generated from our four largest clients, which are Comcast, EchoStar, Time Warner, and Charter.

Key Changes Made to Our Business During 2005. In 2005, we made several changes to our business operations in order to intensify our focus on our core competencies in the cable and DBS markets utilizing our ACP product and related services and improve our operating results. The most significant were the sale of our GSS Business to Comverse on December 9, 2005 and the sale of our plaNet Consulting business to a group of private investors led by the plaNet management team on December 30, 2005. These two businesses had been underperforming to our financial expectations and were no longer considered part of our core strategy, and thus were sold.

As a result, we have reflected the results of operations for the GSS Business and plaNet Business as discontinued operations in our results of operations for all periods presented. In addition, in conjunction with the closing of the sale of the GSS Business, during the fourth quarter of 2005, we incurred restructuring charges within our continuing operations of $7.1 million. These restructuring charges, and greater details of the sale of the GSS and plaNet businesses, are discussed below and in Notes 2 and 8 to our Consolidated Financial Statements.

Additionally, during 2005 we also made several changes to our Executive Management team and Board of Directors. Most notably was the retirement of Mr. Neal Hansen, our then current Chairman of the Board of Directors and Chief Executive Officer. In consideration for certain changes to his employment agreement and for post-termination consulting services to be provided as a result of his retirement, we agreed to pay Mr. Hansen $9.6 million. Of this amount, $7.6 million was paid in 2006 and $2.0 million was paid on January 2, 2007. We recorded expense related to Mr. Hansen’s retirement package in 2006, 2005, and 2004 of $0.2 million, $8.9 million, and $0.5 million, respectively. The expense related to this matter is reflected within the Selling, General and Administrative caption in the accompanying Consolidated Statements of Income.

As a result of the retirement of Mr. Hansen, Mr. Edward Nafus, our then Executive Vice President and President of our Broadband Division, was added to our Board of Directors in March 2005, and assumed the position of Chief Executive Officer and President of our company effective April 1, 2005. In addition, effective July 1, 2005, Mr. Bernard Reznicek, a current Board member, was named non-executive Chairman of the Board to replace Mr. Hansen.

2006 Highlights. In 2006, we continued to execute on our decision to intensify our focus on our core competencies and evaluate ways in which we can achieve our objectives, align our organization to focus on our strengths, and maximize our opportunities within the communications industry. As part of this strategy, we made certain changes to our management team and Board of Directors during 2006, summarized as follows:

•

In April 2006, we announced that Mr. Peter Kalan, our then Chief Financial Officer, was named Executive Vice President of Business and Corporate Development, and Mr. Randy Wiese, our Chief Accounting Officer, was named Executive Vice President and Chief Financial Officer. See our Form 8-K filed on April 25, 2006 for additional details of these matters.

•	In July 2006, Mr. Robert M. “Mike” Scott was named our Chief Operating Officer.

•

In November 2006, our Board of Directors named Mr. Joseph Ruble, Senior Vice President, General Counsel and Secretary, as an Executive Officer. See our Form 8-K filed on November 17, 2006 for additional details of these matters.

•

In November 2006, Mr. Ronald Cooper, an individual with significant operational experience in the cable and telecommunications industry, joined our Board of Directors, bringing our total number of Board members to eight, of which, seven members are independent directors. See our Form 8-K filed on November 17, 2006 for additional details of these matters.

The market for customer care and billing systems is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions to enable communication providers to timely roll out new competitive product offerings while maintaining the highest standards of customer service. In response to the increased demand for such product enhancements, and the pace at which such changes are delivered, we substantially increased our internal investment in R&D during 2006 and acquired Telution on March 1, 2006.

Telution was a Chicago-based provider of operations support system (“OSS”) technologies that enabled communication companies to bring bundled, advanced services to market quickly and effectively. We acquired Telution and its COMX solution to expand our ability to support communication providers as they deliver advanced and IP-based services. As a result of this acquisition, we have begun to extend our ability to support our clients’ sales, ordering, partnering and service provisioning processes as well as deliver enhanced customer care capabilities through all customer touch points—the Web, interactive television, field service, statement, the call center and more. See Note 4 to our Financial Statements for additional discussion of this transaction.

We are currently working on the natural evolution of the ACP platform to incorporate the COMX platform, accelerating the development of our product offerings to enable operators to more easily bundle and deploy new service offerings. The integrated solution will provide enhanced product configuration, offer management and order workflow functionality specifically targeted to support our clients’ ability to manage the complexities of both consumer and business services markets. In addition, the integrated solution will enable operators to better support customers of bundled services as they choose new services and seek support for existing services.

We believe that the investments we have made during 2006 have demonstrated our commitment to focus on our core competencies. Additionally, we continue to evaluate new opportunities and new ways to support our clients’ growth whether it be through R&D, acquisitions or partnerships.

Results of Operations. A summary of our results of operations for 2006 is as follows:

•

Our consolidated revenues from continuing operations for 2006 were $383.1 million, up slightly when compared to $377.3 million for 2005. This is a result of certain downward revenue pressures we experienced during 2006 related to several specific client matters, which were more than offset by the continued growth we saw in the use of various ancillary products and services we offer to our existing client base.

•

Our operating expenses from continuing operations for 2006 decreased $4.3 million, or 1.4%, to $296.6 million, when compared to $300.9 million for 2005. The decrease in operating expenses from continuing operations between years is primarily due to the following:

•

Restructuring charges were $2.4 million for 2006, compared to $14.5 million for 2005, a decrease of $12.1 million. Primarily all of the restructuring charges incurred during 2005 and 2006 related to the changes that we made to our business operations during the fourth quarter of 2005. Restructuring charges reduced 2006 and 2005 income from continuing operations by $0.03 and $0.19, respectively, per diluted share.

•

Expense related to the retirement of our former CEO was $0.2 million for 2006, as compared to $8.9 million for 2005, a decrease of $8.7 million. The $8.9 million of expense recorded for this item reduced 2005 net income from continuing operations by $0.12 per diluted share.

These decreases were offset to a certain degree by the impact of the acquisition of Telution in March 2006, in which we incurred approximately $10 million of expense related to Telution, and an increase in labor-related costs, primarily as a result of an increase in staff levels between periods related to the increase in our R&D efforts.

•

Income from continuing operations (net of tax) for 2006 was $62.6 million, or $1.33 per diluted share, an increase of 33.8% when compared to $46.7 million, or $0.96 per diluted share, for 2005. The restructuring charges and CEO retirement expense discussed above reduced 2005 income from continuing operations by $0.31 per diluted share.

•

Income from continuing operations for 2006 was positively impacted by a $17.9 million increase in interest and investment income over 2005. Interest and investment income was $22.0 million for 2006, as compared to $4.1 million for 2005, with the increase primarily attributed to the interest income earned on the cash proceeds received from the sale of the GSS Business in December 2005.

•

Continuing operations for 2006 and 2005 include non-cash charges related to depreciation, amortization, and stock-based compensation expense totaling $38.6 million (pretax impact), or $0.51 per diluted share, and $40.5 million (pretax impact), or $0.53 per diluted share, respectively.

•

We continue to generate strong cash flows as a result of our profitable operations and through our effective management of our working capital items. As of December 31, 2006, we had cash, cash equivalents and short-term investments of $415.5 million, compared to $392.2 million as of December 31, 2005. During 2006, we generated $118.2 million of cash flows from operating activities, as compared to $102.6 million for 2005, with the increase between years primarily related to changes in working capital items, as discussed in greater detail below.

Other key matters related to our continuing operations for 2006 were as follows:

•

Total customer accounts processed on our systems as of December 31, 2006 were 45.4 million, compared to 45.2 million as of December 31, 2005. The annualized revenue per processing unit (“ARPU”) for 2006 and 2005 was consistent between years at $7.81.

•

As of December 31, 2006, approximately 90% of the cable customer accounts processed on our systems have been successfully migrated to our ACP platform. We expect to migrate the remaining cable customer accounts to the ACP platform by the end of 2007.

•	We had no material client relationships scheduled for renewal in 2006, and do not have any material contracts up for renewal in 2007.

•

In August 2006, we announced our plans to repurchase up to $350 million of our common stock under our Stock Repurchase Program. In conjunction with this action, our Board of Directors approved a 10 million share increase in the number of shares authorized for repurchase under our Stock Repurchase Program, bringing the total number of authorized shares to 30 million. Subsequent to this announcement, and through December 31, 2006, we have repurchased approximately 1.6 million shares, for a total of approximately $42.4 million (a weighted average price of $26.90 per share) towards our planned $350 million stock repurchase amount. As of December 31, 2006, the remaining number of shares authorized for repurchase under our Stock Repurchase Program is 14.4 million shares.

Significant Client Relationships

Comcast. Comcast continues to be our largest client. For 2006 and 2005, revenues from Comcast represented approximately 24% and 22%, respectively, of our total revenues from continuing operations. Our processing agreement with

Comcast runs through December 31, 2008. Under the terms of the Comcast processing agreement, Comcast could remove one or more regions from our systems, or significantly reduce the number of customers on our systems, without automatically incurring a financial penalty. The Comcast processing agreement and related amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

EchoStar. EchoStar is our second largest client. For 2006 and 2005, revenues from EchoStar represented approximately 19% and 21%, respectively, of our total revenues from continuing operations. During the fourth quarter of 2005, we signed a new processing agreement with EchoStar to continue providing customer care and billing support services. The EchoStar processing agreement was effective November 1, 2005, runs through December 31, 2008, and provides EchoStar with the option to extend the term of the agreement for either one or two years beyond the end of December 2008. The EchoStar processing agreement provides for certain pricing reductions when compared to the previous processing agreement, which explains the decrease between 2006 and 2005 in the percentage of our revenues generated from EchoStar. The EchoStar processing agreement includes certain annual financial commitments. The EchoStar processing agreement and related amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

Time Warner. Time Warner is our third largest client. For 2006 and 2005, revenues from Time Warner represented approximately 12% and 10%, respectively, of our total revenues from continuing operations. Our processing agreement with Time Warner runs through March 31, 2013. The Time Warner processing agreement contains provisions establishing annual minimum customer account levels that have to be processed on our systems, which we expect Time Warner to exceed based on the number of Time Warner customers currently on our systems. Under the terms of the Time Warner processing agreement, Time Warner could remove one or more regions from our systems, or significantly reduce the number of customers on our systems, without automatically incurring a financial penalty.

Charter. Charter is our fourth largest client. For 2006 and 2005, revenues from Charter represented approximately 11% and 10%, respectively, of our total revenues from continuing operations. Our contract with Charter runs though December 31, 2012. The Charter contract contains certain annual minimum customer account levels that have to be processed on our systems.

Adelphia. Adelphia has historically been our fifth largest client, with revenues from Adelphia for 2006 and 2005 representing approximately 5% and 9%, respectively, of our total revenues from continuing operations. Adelphia had been operating under bankruptcy protection since June 2002. On July 31, 2006, Adelphia completed the sale of its broadband assets to Comcast and Time Warner. Prior to the closing of this transaction, we processed approximately three million Adelphia domestic broadband customer accounts (the “Acquired Customer Accounts”) on our systems under a processing agreement that ran through March 31, 2009. Upon closing of this transaction, the Acquired Customer Accounts we processed remained on our systems and were transferred to the respective Comcast and Time Warner processing agreements. This transaction had the following impacts to our business:

•

In August 2006, we recognized $2.8 million of one-time, non-recurring revenues related to the Adelphia processing agreement when the Acquired Customer Accounts were transferred under our Comcast and Time Warner processing agreements. These revenues included items such as upfront payments for services that had previously been deferred and were being recognized ratably over the remaining term of the Adelphia processing agreement.

•

Our monthly processing revenues related to the Acquired Customer Accounts were approximately $4.5 million lower in 2006 when compared to 2005 due to the Comcast and Time Warner contracts having lower per unit pricing than the Adelphia contract (due to the relative size of Comcast and Time Warner when compared to Adelphia). The $4.5 million reflects five months of invoices at the lower per unit pricing for these Acquired Customer Accounts.

•

Although there was some movement of customer accounts between Comcast and Time Warner as the result of this transaction, it had minimal impact on the overall number of customer accounts processed on our systems as of the end of 2006.

Stock Repurchase Program

We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). To facilitate the repurchase of our common stock under the Stock Repurchase Program, we have from time-to-time established formal plans with financial institutions that comply with the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934 (“Rule 10b5-1 Plan”). In effect, a Rule 10b5-1 Plan allows us to achieve our stock buyback objectives more readily by permitting the execution of trades during periods that would otherwise be prohibited by internal trading policies. A Rule 10b5-1 Plan supplements any stock repurchases we may decide to purchase under the existing terms of our Stock Repurchase Program.

In April 2005, we established a Rule 10b5-1 Plan to repurchase on the open market up to a maximum of 3 million shares of our common stock. In May 2006, we reached the 3 million share maximum established under the Rule 10b5-1 Plan, and therefore, the Rule 10b5-1 Plan expired.

In July 2006, our Board of Directors authorized the repurchase of $350 million of our outstanding common stock under our Stock Repurchase Program. In August 2006, we established a new Rule 10b5-1 Plan to facilitate the repurchase of the $350 million of common stock. As of December 31, 2006, we have repurchased approximately 1.6 million shares of our common stock for $42.4 million (a weighted-average price of $26.90 per share) toward our planned $350 million stock repurchase amount.

The number of shares repurchased under our new Rule 10b5-1 Plan is primarily based upon predetermined factors that were established when we implemented the plan in August 2006. These factors are evaluated on a periodic basis for possible adjustment. Over time, there will likely be some variability around the number of shares repurchases due to changing market conditions, as well as the trading volume of our stock. We remain committed to completing the repurchase of $350 million of our outstanding common stock, but the time period is now expected to extend beyond our original estimate of 12-15 months due to various market factors that have impacted the pace at which we have bought back our common stock.

As of December 31, 2006, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2006	2005	2004	2003	1999-2002	Total
Shares repurchased	2,485	3,808	2,983	—	6,339	15,615
Total amount paid	$63,283	$72,968	$52,897	—	$199,710	$388,858
Weighted-average price per share	$25.46	$19.16	$17.73	—	$31.51	$24.90

As of December 31, 2006, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 14.4 million shares.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the Consolidated Statements of Income (in thousands):

	2006	2005	2004
Continuing operations:
Cost of processing and related services.	$4,371	$3,259	$2,622
Cost of software, maintenance and services	713	758	871
Research and development	1,530	1,137	1,193
Selling, general and administrative	5,600	7,688	5,934
Restructuring charges	—	4,205	—

Total continuing operations	12,214	17,047	10,620
Discontinued operations	—	3,311	4,266

Total stock-based compensation expense (1)	$12,214	$20,358	$14,886

(1)	The increase in stock-based compensation expense for continuing operations in 2005 is due primarily to certain equity awards held by key members of our management team having a change in control provision that was triggered upon the closing of the sale of the GSS Business in the fourth quarter of 2005, which resulted in accelerated vesting for the equity awards impacted.

See Notes 3 and 13 to our Consolidated Financial Statements for additional discussion of our stock-based compensation expense.

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

For those revenue arrangements within the scope of EITF No. 00-21, we are required to evaluate all deliverables in the arrangement to determine whether they represent separate units of accounting. If the deliverables qualify as separate units of accounting, the arrangement consideration is allocated among the separate units of accounting based upon their relative fair values, and applicable revenue recognition criteria are considered for the separate units of accounting. If the deliverables do not qualify as separate units of accounting, the consideration allocable to delivered items is combined with the consideration allocable to the undelivered items, and the appropriate recognition of revenue is then determined for those combined deliverables as a single unit of accounting. For the processing agreements that we have historically evaluated under EITF No. 00-21, we have generally concluded that the deliverables do not qualify as separate units of accounting, and thus have treated the deliverables as a single unit of accounting, with the revenue recognized ratably over the term of the processing agreement. The determination of separate units of accounting, and the determination of objective and reliable evidence of fair value of the undelivered items, if applicable, both require judgments to be made by us.

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

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) the economic condition of the industry in which the client conducts the majority of its business; and (iv) a deterioration in a client’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. Our credit risk is heightened due to our concentration of clients within the North American cable television and satellite industries. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change significantly, an adjustment to the allowance for doubtful accounts receivable may be necessary. Because of the overall significance of our gross billed accounts receivable balance ($111.2 million as of December 31, 2006), such an adjustment could be material.

Impairment Assessment of Long-Lived Assets. Long-lived assets, which for us relates primarily to property and equipment, software and client contracts, are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. A long-lived asset is impaired if estimated future undiscounted cash flows associated with that asset, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of estimated future cash flows and, if required, the determination of the fair value of a long-lived asset, are by their nature, highly subjective judgments. Changes to one of more of the assumptions utilized in such an analysis could materially affect our impairment conclusions for long-lived assets.

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

Income Taxes. We are required to estimate our income tax liability in each jurisdiction in which we operate, which is primarily the U.S. (including both Federal and state income taxes). Various judgments are required in evaluating our income tax positions and determining our provisions for income taxes. During the ordinary course of our business, there are certain transactions and calculations for which the ultimate income tax determination may be uncertain. In addition, we may be subject to examination of our income tax returns by various tax authorities which could result in adverse outcomes. For these reasons, we establish reserves for tax-related uncertainties based on estimates of whether additional taxes and interest may be due. We adjust these reserves based upon changing facts and circumstances, such as the closing of a tax audit or the closing of a tax year upon the expiration of a statute of limitations. Should any of the factors considered in determining the adequacy of any required reserves change significantly, an adjustment to the reserves may be necessary. Because of the potential significance of these issues, such an adjustment could be material.

This income tax evaluation process requires us to estimate the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred income tax assets and liabilities in our Consolidated Financial Statements. We must then assess the likelihood that our net deferred income tax assets will be recovered, primarily from future taxable income. To the extent recovery is not likely, we must establish a valuation allowance. As of December 31, 2006, we had net deferred income tax assets of $28.5 million, which represented approximately 4% of our total assets. We believe that between (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize the benefit of our net deferred income tax assets. The assumption of future taxable income is, by its nature, subject to various estimates and highly subjective judgments.

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

We did not capitalize any internal software R&D costs, as discussed above, during 2006, 2005, or 2004. In addition, we do not have any capitalized internal software R&D costs included in our December 31, 2006 and 2005 Consolidated Balance Sheets. We believe that during these periods no material internal software R&D costs were required to be capitalized. Our conclusion is primarily based upon the fact that the feature-rich, pre-integrated, and highly-scalable nature of our products requires that our development efforts include complex design, coding and testing methodologies, which include next generation software languages and development tools. Development projects of this nature carry a high-degree of development risk. Substantially all of our internal software R&D efforts are of this nature, and therefore, we believe the costs subject to capitalization during these periods were not material.

Detailed Discussion of Results of Operations

Total Revenues. Total revenues from continuing operations for: (i) 2006 increased $5.8 million, or 1.5%, to $383.1 million, from $377.3 million for 2005; and (ii) 2005 increased $25.9 million, or 7.4%, to $377.3 million, from $351.4 million for 2004. The increases in total revenues from continuing operations between years relates primarily to an increase in our processing revenues.

Processing Revenue. Processing revenues for: (i) 2006 increased $5.3 million, or 1.5%, to $351.8 million, from $346.5 million for 2005; and (ii) 2005 increased $19.9 million, or 6.1%, to $346.5 million, from $326.6 million for 2004.

•

Processing revenues for 2006 were up slightly when compared 2005. This is a result of certain downward revenue pressures we experienced during 2006 related to several specific client matters, which were more than offset by the continued growth we see in the use of various ancillary products and services we offer to our existing client base. The downward revenue pressures consisted primarily of the following items: (i) lower revenues in 2006 from EchoStar due to new contract pricing becoming effective November 1, 2005; (ii) client regionalization projects which resulted in the movement of approximately one million customer accounts from our systems to a competitor’s system during the early part of 2006; (iii) lower revenues beginning in August 2006 related to the Adelphia Acquired Customer Accounts as a result of these accounts moving under our Comcast and Time Warner contracts, as discussed above; and (iv) $2.3 million related to one-time contract termination and bankruptcy settlements recorded in 2005, with no comparable amounts in 2006. These downward pressures were more than offset by the continued growth we see in the use of various ancillary products and services we offer, which consist of such things as our marketing services and various customer care solutions, which include self-care tools, professional services, system interfaces, and reporting tools.

•

The increase in processing revenues between 2005 and 2004 was primarily due to: (i) an increase in the number of customer accounts processed on our systems; and (ii) increased usage of ancillary products and services, similar to those discussed directly above.

Additional information related to processing revenues is as follows:

•	Amortization of the client contracts intangible asset (reflected as a reduction of processing revenues) for 2006, 2005, and 2004 was $13.4 million, $12.7 million, and $11.4 million, respectively.

•	Total customer accounts processed on our systems as of December 31, 2006, 2005, and 2004 were 45.4 million, 45.2 million, and 43.5 million, respectively.

•

As noted above, as a result of certain client regionalization projects, approximately one million customer accounts processed on our systems moved to a competitor’s system. However, this decrease was offset primarily by organic growth experienced by our clients. Additionally, as discussed above, the impact of the closing of the Adelphia transaction had minimal impact on the overall number of customer accounts processed on our systems as of the end of 2006.

•	The increase in customer accounts processed on our systems between 2005 and 2004 relates primarily to organic growth experienced by our clients.

•

ARPU for 2006, 2005, and 2004 was $7.81, $7.81, and $7.46, respectively. The consistency in ARPU between 2005 and 2006 relates to our relatively consistent processing revenues between years, without a significant change in customer accounts processed, as addressed above. The increase in 2005 ARPU when compared to 2004 was primarily attributed to higher revenues related to our clients’ discretionary and variable use of ancillary products and services, as noted above.

The ARPU for the fourth quarter of 2006 was $7.72 compared to $8.08 for the third quarter of 2006. The sequential decrease in ARPU between the third and fourth quarters of 2006 relates primarily to the Adelphia matters discussed above. Fourth quarter processing revenues related to the Adelphia Acquired Customer Accounts were $3.5 million lower when compared to that of the third quarter, which equates to a sequential decrease in ARPU of approximately $0.30 between the third and fourth quarters of 2006.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for: (i) 2006 were relatively flat between years at $31.3 million, compared to $30.9 million for 2005, which includes revenues from Telution, which was acquired on March 1, 2006; and (ii) 2005 increased $6.1 million, or 24.2%, to $30.9 million, from $24.8 million for 2004. The increase between 2005 and 2004 was due primarily to an increase in software license sales of our workforce automation and call center solutions during the first half of 2005.

Cost of Processing and Related Services. The cost of processing and related services revenues consists principally of the following: (i) data processing and communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.); (iii) client support organizations (e.g., our client support call center, account management, etc.); (iv) various product support organizations (e.g., product management and delivery, product maintenance, etc.); and (v) facilities and infrastructure costs related to the statement production and support organizations. The costs related to product development (including enhancements to existing products) are included in R&D expenses.

The cost of processing and related services for: (i) 2006 increased $3.2 million, or 1.9%, to $173.5 million, from $170.3 million; and (i) 2005 increased $23.5 million, or 16.0%, to $170.3 million, from $146.8 million for 2004.

•	The increase in cost of processing and related services between 2006 and 2005 was primarily due to an increase in labor-related costs, to include the impact of annual merit wage increases.

•

The increase in cost of processing and related services between 2005 and 2004 was primarily due to: (i) an increase in labor-related costs, primarily as a result of annual merit wage increases and the increase in staff levels to support the growth opportunities of our VoIP products and services and to accommodate the migration of clients to ACP; (ii) an increase in data processing costs, primarily due to growth in the number of customers processed on our systems, and greater processing requirements for ACP functionality; and (iii) an increase in variable costs related to the delivery of ancillary products and services (e.g., print costs, etc.), which directly correlate with the increase in revenues related to ancillary products and services.

Gross margin percentages related to our processing and related services revenues were 50.7%, 50.8%, and 55.0%, for 2006, 2005, and 2004, respectively.

•	The relatively flat gross margins between 2006 and 2005 are consistent with the relatively flat revenues and cost of related revenues, as noted above.

•

The decrease in the gross margin percentages between 2005 and 2004 relates primarily to the increase in costs related to our ACP product initiatives without a commensurate increase in revenues associated with such initiatives. This is primarily the result of the investment we made in our ACP products and services, including the efforts to migrate our clients to the ACP platform, which began in 2004. We do not receive any additional revenue from our clients associated with their initial migration to the ACP platform. However, the ACP platform does facilitate the roll out of new products and services by our clients, which may result in additional revenue opportunities for us.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services revenues consists principally of the following: (i) client support organizations (e.g., our client support call center, account management, etc.); (ii) various product support organizations (e.g., product management and delivery, product maintenance, etc.); (iii) professional services organizations; (iv) facilities and infrastructure costs related to these organizations; (v) third-party software costs and/or royalties related to certain software products; and (vi) amortization of acquired software and acquired client contracts. The costs related to product development (including enhancements to existing products) are included in R&D expenses.

The cost of software, maintenance and services for: (i) 2006 increased $1.3 million, or 6.4%, to $21.0 million, from $19.7 million; and (ii) 2005 decreased $5.3 million, or 21.3%, to $19.7 million, from $25.0 million for 2004.

•	The increase in cost of software, maintenance and services between 2006 and 2005 was due primarily to the amortization of the Telution intangible assets acquired in March 2006.

•	The decrease in cost of software, maintenance and services between 2005 and 2004 was related primarily to reductions in our personnel assigned to software maintenance projects.

Gross margin (loss) percentages related to our software, maintenance and services revenues were 33.1%, 36.1%, and (0.8%), respectively, for 2006, 2005, and 2004. The improvement in the gross margin percentages between 2005 and 2004 is primarily related to lower costs between periods, as noted above, and 2005 having the benefit of the impact of increased software license sales of our workforce automation and call center solutions during the first half of 2005.

Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our software and maintenance, professional services, and overall gross margins, will likely occur between periods.

Overall Gross Margin (Exclusive of Depreciation). Our overall gross margin for 2006, 2005, and 2004 was $188.6 million, $187.3 million, and $179.5 million, respectively. The overall gross margin percentages for 2006, 2005, and 2004 were 49.2%, 49.6%, and 51.1%, respectively. The changes in the gross margin and gross margin percentage between 2006, 2005, and 2004 were due to the factors discussed above.

R&D Expense. R&D expense for: (i) 2006 increased $12.3 million, or 36.1%, to $46.2 million, from $33.9 million; and (ii) 2005 increased $2.0 million, or 6.4%, to $33.9 million, from $31.9 million for 2004.

•

The increase in R&D expense between 2006 and 2005 was primarily due to an increase in employees, to include the development personnel that came over in the acquisition of Telution, and is reflective of our increased focus on product development and enhancement efforts.

•	The increase in R&D expense between 2005 and 2004 was primarily due to increased employee-related costs, to include the impacts of the annual merit wage increases.

During 2006, 2005, and 2004, we focused our development and enhancement efforts on various R&D projects consisting principally of enhancements to ACP and related software products, which includes the integration of the Telution COMX product with ACP beginning in March 2006. These development efforts are targeted to increase the functionalities and features of our products, including those necessary to service new and expanded product offerings provided by our clients (e.g., VoIP, commercial services, etc.). We did not capitalize any internal software development costs during 2006, 2005, and 2004.

As a percentage of total revenues, R&D expense for 2006, 2005, and 2004 was 12.1%, 9.0%, and 9.1%, respectively. At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above, and we expect that over time our investment in R&D will approximate our historical investment rate of 10-12% of our total revenues. However, consistent with the fourth quarter of 2006 (which reflected R&D expense as a percentage of total revenues of approximately 14%), we expect this percentage to be at or above the top end of this range in the near term.

Selling, General and Administrative Expense (“SG&A”). SG&A expense for: (i) 2006 decreased $9.4 million, or 17.8%, to $43.1 million, from $52.5 million for 2005; and (ii) 2005 increased $13.0 million, or 33.0%, to $52.5 million, from $39.5 million for 2004. As a percentage of total revenues, SG&A expense for 2006, 2005, and 2004 was 11.3%, 13.9%, and 11.2%, respectively.

•	The decrease in SG&A expense between 2006 and 2005 relates primarily to the $8.7 million decrease in retirement benefits recorded for our former CEO between periods, as discussed above.

•

The increase in SG&A expense between 2005 and 2004 relates primarily to: (i) an increase of $8.4 million related to the retirement benefits recorded for our former CEO, as discussed above; and (ii) an increase of $4.5 million in various personnel-related costs, principally related to stock-based compensation expense as a result of new equity awards.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for 2006, 2005, and 2004 was $10.4 million, $9.9 million, and $10.4 million, respectively. The decrease in depreciation expense for 2005 relates primarily to the limited amount of capital expenditures in 2004 and 2003, as a result of our focus on cost controls during that time frame.

Restructuring Charges. Our restructuring charges relate to various cost reduction initiatives implemented primarily as a result of the changes we made to our business operations in 2005. See Note 8 to our Consolidated Financial Statements for a more detailed discussion of our cost reduction initiatives and related restructuring charges, including the current activity in accrued liabilities related to the restructuring charges. Restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income from continuing operations and diluted earnings per share, for 2006, 2005, and 2004, are as follows (in thousands, except diluted earnings per share):

	2006	2005	2004
Activities related to the sale of the GSS Business:
Stock-based compensation related to change in control provision	$—	$3,783	$—
Involuntary termination of executive officer	—	1,357	—
Involuntary termination of certain corporate support staff	379	590	—
Management incentive bonuses related to the GSS Business sale	—	1,409	—

Subtotal—restructuring charges related to the sale of the GSS Business	379	7,139	—
Disposal of corporate aircraft	100	1,556	—
Termination of the FairPoint contract	1,115	6,209	—
Facility abandonments	748	(389)	1,045
All other restructuring charges	26	19	247

Total restructuring charges	$2,368	$14,534	$1,292

Impact of restructuring charges on results of continuing operations (i.e., have reduced operating results):
Net income	$1,467	$9,311	$820
Diluted earnings per share	$0.03	$0.19	$0.02

At this time, we do not expect to incur any material restructuring charges in 2007.

Operating Income. Operating income for: (i) 2006 was $86.5 million, or 22.6% of total revenues, compared to $76.4 million, or 20.3% of total revenues for 2005; and (ii) 2005 was $76.4 million, or 20.3% of total revenues, compared to $96.5 million, or 27.5% of total revenues for 2004.

•

The increases in operating income and the operating income margin between 2006 and 2005 were due primarily to the decreases in restructuring charges between years and the expense incurred in conjunction with the retirement of our former CEO, as discussed above. The $14.5 million of restructuring charges in 2005 and the $8.9 million of retirement benefits recorded in 2005 had the effect of reducing our operating margin by 6.2 percentage points for 2005. Ignoring the one-time impact of these items on 2005, the comparable, normalized operating margins between years decreased, with such decrease in 2006 related primarily to our 2006 increase in R&D expense, and the impact of our Telution acquisition in March 2006.

•

The decreases in operating income and the operating income margin between 2005 and 2004 were due primarily to the increase in restructuring charges between years, and the expense incurred in conjunction with the retirement of our former CEO, as discussed above. Ignoring the one-time 6.2 percentage point impact of these items on 2005, the comparable, normalized operating margins between years decreased, with such decrease in 2005 related primarily to our investment in our ACP product initiatives without a commensurate increase in revenues associated with such initiatives.

Our operating income margin for the fourth quarter of 2006 was approximately 21%, down from the third quarter of 2006 operating margin of approximately 23%. This downward trend is reflective of our increased R&D efforts (as discussed above), as well as new product support costs being incurred without a commensurate increase in revenues at this time.

Our operating results include non-cash charges related to depreciation, amortization (primarily shown as a reduction of processing revenues), and stock-based compensation expense. The total amount of these non-cash expenses, and their impact (net of related estimated income tax expense) on net income from continuing operations and diluted earnings per share, for 2006, 2005, and 2004 are as follows (in thousands, except diluted earnings per share):

	2006	2005	2004
Non-cash expenses related to:
Depreciation	$10,438	$9,862	$10,412
Amortization	15,913	13,586	11,598
Stock-based employee compensation	12,214	17,047	10,620

Total	$38,565	$40,495	$32,630

Impact of non-cash expenses on results of continuing operations (i.e., have reduced operating results):
Net income	$23,895	$25,941	$20,720
Diluted earnings per share	$0.51	$0.53	$0.40

Interest Expense. The following are the key points related to our interest expense between years:

•	Interest expense for: (i) 2006 and 2005 remained consistent between periods at $7.5 million; and (ii) 2005 decreased $2.8 million, or 26.5%, to $7.5 million, from $10.3 million for 2004.

•	The weighted-average balance of our long-term debt for 2006, 2005, and 2004 was $230.0 million, $230.0 million, and $224.2 million, respectively.

•

The weighted-average interest rate on our debt borrowings for 2006, 2005, and 2004, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 3.2%, 3.2%, and 4.1%, respectively.

The change in the weighted-average balance of our long-term debt and the weighted-average interest rate between 2005 and 2004 relates primarily to the issuance of our Convertible Debt Securities in June 2004 and the retirement of our

2002 Credit Facility with the proceeds from such issuance. The Convertible Debt Securities have a stated coupon rate of 2.5%, which is substantially less than the interest rates paid on our previous bank debt. See Note 7 to our Consolidated Financial Statements for additional discussion of our Convertible Debt Securities.

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

Interest and Investment Income, net. Interest and investment income, net, for: (i) 2006 increased $17.9 million to $22.0 million, from $4.1 million for 2005; and (ii) 2005 increased $3.1 million to $4.1 million, from $1.0 million for 2004.

•

The large increase in interest and investment income between 2006 and 2005 was primarily a result of a significant increase in our cash, cash equivalents, and short-term investment balances between periods, primarily the result of the cash proceeds we received from the sale of the GSS Business in December 2005.

•

The increase in interest and investment income between 2005 and 2004 is primarily attributable to an increase in operating funds available for investment throughout the year and the interest earned during December 2005 on the cash proceeds received from the sale of the GSS Business.

Income Tax Provision. The following are the key changes related to our income tax provision from continuing operations between years:

•

For 2006, we recorded an income tax provision of $38.4 million, or an effective income tax rate of approximately 38%, compared to an income tax provision of $26.2 million, or an effective income tax rate of approximately 36% in 2005.

•

For 2005, we recorded an income tax provision of $26.2 million, or an effective income tax rate of approximately 36%, compared to an income tax provision of $29.3 million, or an effective income tax rate of approximately 37% for 2004.

For the fourth quarter of 2006, we recorded an effective income tax rate of approximately 42%. The higher effective income tax rate was primarily the result of a correction of minor income tax expense items from previous periods that were not considered material to the current or past periods, giving consideration to the SEC’s Staff Accounting Bulletin No. 108, and thus were recorded in their entirety in the fourth quarter. The accounting correction of these items is considered one-time in nature, and is not expected to materially impact our estimated income tax rate going forward.

As of December 31, 2006, our net deferred income tax assets were $28.5 million and represented approximately 4% of total assets. We continue to believe that sufficient taxable income will be generated in the future to realize the benefit of these deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Discontinued Operations. As discussed above, as a result of the sale of the GSS and plaNet businesses in December 2005, the GSS and plaNet businesses have been reflected as discontinued operations in our results of operations for all periods presented. Gain (loss) from discontinued operations (net of tax) for 2006, 2005, and 2004 was $(2.8) million, $6.5 million, and $(3.8) million, respectively.

•	Discontinued operations activity for 2006 consisted of the following:

•

During the third quarter of 2006, we made a $6.0 million payment to Comverse related to the settlement of a dispute over a joint tax election associated with the sale of our GSS Business to Comverse in December 2005. This payment was considered a reduction in the purchase price previously paid by Comverse, and thus is reflected as part of discontinued operations. This settlement payment was not anticipated, and we do not expect any similar purchase price adjustments in future periods.

•

During the fourth quarter of 2006, we recorded an income tax benefit from the true-up of certain state income tax items related to the GSS Business. The previous accounting for these matters was appropriately based on various estimates. With the filing of the various state income tax returns during the fourth quarter, the determination of the actual benefits due is now certain.

•	As a result of this activity, 2006 net income per diluted share was reduced by $(0.06).

•	Discontinued operations activity for 2005 included a net pretax gain on the disposals of the GSS and plaNet businesses of $10.9 million.

Liquidity

Basis of Presentation. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Consolidated Statements of Cash Flows. Therefore, unless indicated otherwise, all historical cash flow information presented below reflects the cash flow results from both continuing and discontinued operations.

Cash and Liquidity. As of December 31, 2006, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $415.5 million, compared to $392.2 million as of December 31, 2005. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, we have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of December 31, 2006, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had the entire $100 million available to us.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities in accordance with generally accepted accounting principles, beginning with net income and then adding back the impact of non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), and then factoring in the impact of changes in working capital items.

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

The primary use of our cash is to fund our operating activities. Approximately 50% of our total operating costs relate to labor costs (both employees and contracted labor) for: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. The other primary cash requirements for our operating expenses consist of: (i) postage; (ii) paper and related supplies for our statement processing centers; (iii) data processing and related services and communication lines for our service bureau processing business; and (iv) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. A summary of our material contractual obligations is provided below as well.

See “Cash Flows From Investing Activities” and “Cash Flows From Financing Activities” below for the other primary uses of our cash.

Our 2005 and 2006 consolidated net cash flows from operating activities, broken out between operations and changes in working capital assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Working Capital Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2005:
March 31(1)	$25,147	$(6,282)	$18,865
June 30(1)	30,704	12,579	43,283
September 30	26,245	(1,533)	24,712
December 31(2)	29,576	(13,862)	15,714

Year-to-date total	$111,672	$(9,098)	$102,574

2006:
March 31	$25,872	$(3,894)	$21,978
June 30(3)	29,358	9,393	38,751
September 30	31,489	(2,937)	28,552
December 31	29,549	(680)	28,869

Year-to-date total	$116,268	$1,882	$118,150

(1)	Cash flows from operating activities for the first quarter of 2005 were negatively impacted by approximately $9 million due to a key client delaying payment of an invoice until after quarter-end. This amount was subsequently paid in April 2005, which resulted in the payment of four monthly invoices by this client in the second quarter of 2005. The payment of the delayed invoice, along with a contract termination settlement and client bankruptcy settlement contributed approximately $12 million to our cash flows from operating activities for the second quarter of 2005.
(2)	Cash flows from operating activities for the fourth quarter of 2005 were negatively impacted by approximately $10 million due to a key client delaying payment of an invoice until after quarter-end. Cash flows for each quarter of 2006 reflect three monthly invoice payments from this client.
(3)	Cash flows from operating activities for the second quarter of 2006 were positively impacted by favorable changes in working capital items during the quarter, primarily related to the reduction in the accounts receivable balance.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) related to our continuing operations as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

	Gross	Allowance	Net Billed	DBO
Quarter Ended
2005:
December 31	$106,136	$(1,324)	$104,812	61
2006:
March 31 (1)	110,415	(1,008)	109,407	60
June 30 (2)	97,404	(1,059)	96,345	63
September 30 (2)	108,707	(1,143)	107,564	62
December 31	111,163	(1,143)	110,020	64

(1)	The increase in both the gross and net billed trade accounts receivable between December 31, 2005 and March 31, 2006 is a result of increased postage billings in the first quarter of 2006 and the timing of payments from certain clients.
(2)	The change in gross and net billed trade accounts receivable between March 31, 2006, June 30, 2006, and September 30, 2006 relates primarily to fluctuations in the timing of invoicing and payments from certain clients at or around each quarter end.

Significant fluctuations in key balance sheet items between December 31, 2006 and 2005, related to our continuing operations, that impacted our cash flows from operating activities are as follows.

Other Current Assets.

The decrease in other current assets from $17.1 million as of December 31, 2005 to $5.6 million as of December 31, 2006 relates primarily to:

•

The disposal of our corporate aircraft. As of December 31, 2005, other current assets included $7.1 million related to the carrying value of the aircraft we purchased in December 2005 in conjunction with the buyout of our lease. We sold the aircraft in January 2006; and

•

The final purchase price for the GSS Business due from Comverse. As of December 31, 2005, other current assets included $3.8 million related to the final purchase price due from Comverse. This amount was paid by Comverse in February 2006.

Deferred Income Tax Assets.

The decrease in net deferred income tax assets (current and non-current) from $42.8 million as of December 31, 2005 to $28.5 million as of December 31, 2006 is primarily due to the difference in tax and book amortization related to intangible assets acquired in 2006 and the interest deduction related to our Convertible Debt Securities.

Accrued Employee Compensation.

The decrease in accrued employee compensation from $32.4 million as of December 31, 2005 to $21.0 million as of December 31, 2006 relates primarily to the $7.6 million of retirement benefits accrued as of December 31, 2005 and paid in 2006 related to our former CEO, discussed above, and to a lesser degree, the reduction in our restructuring reserves related to employee terminations that were accrued as of December 31, 2005 and paid during 2006.

Deferred Revenue.

The increase in deferred revenue (current and non-current) from $18.5 million as of December 31, 2005 to $26.2 million as of December 31, 2006 relates primarily to the deferral of fees related to set-up/implementation fees for new services for our existing clients. Such fees will be recognized as revenue over the term of the respective client’s processing agreement.

Income Taxes Receivable/Payable.

The change from an income taxes receivable of $5.0 million as of December 31, 2005 to an income taxes payable of $3.7 million as of December 31, 2006 is due primarily to us generating Federal taxable income during 2006 and the timing of estimated Federal income tax payments. The income tax receivable recorded as of December 31, 2005 was substantially collected in the first half of 2006.

Cash Flows From Investing Activities. During 2006, our cash flows from investing activities included three unique items already discussed above: (i) the $6.0 million payment made to Comverse during the third quarter of 2006 related to the sale of the GSS Business in 2005; (ii) the proceeds received from the sale of our corporate aircraft in January 2006 that was purchased in December 2005 and held for sale; and (iii) the acquisition of Telution in March 2006. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed as follows:

Purchases/Sales of Short-term Investments.

We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible into cash. During 2006, 2005, and 2004, we purchased $283.1 million, $88.1 million, and $45.1 million, respectively, and sold or had mature $156.2 million, $66.3 million, and $26.2 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase additional short-term investments in the future.

Property and Equipment/Client Contracts.

Our capital outlays typically relate to computer hardware and related software items, and statement production equipment. Our investment in client contracts typically consists of: (i) cash payments to clients as an incentive to bring new customers to, or retain customers on, our processing systems; and (ii) direct and incremental costs that we have capitalized related to revenue arrangements where we are required to defer conversion/set-up services fees and recognize those fees as the related processing services are performed.

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2006	2005	2004
Property and equipment	$12,651	$12,798	$9,655
Client contracts	10,658	6,060	3,466

Capital expenditures related to continuing operations during 2006, 2005, and 2004 were approximately $13 million, $7 million, and $4 million, respectively, and consisted principally of the following: (i) computer hardware and related software; (ii) statement production equipment; and (iii) facilities and internal infrastructure improvements. The increase in capital expenditures for 2006 consists principally of purchases of hardware and software infrastructure items to support many of our new products and services to meet our clients expanding business needs. While our core ACP processing product utilizes data processing capacity leased from FDC, and therefore, allowing us to avoid the large capital investment needed for such equipment, many of our new products and services ancillary to ACP (e.g., certain aspects of our WorkForce Express product, enhanced product catalog functionalities, etc.) are run on open system, computer servers (that generally interface with ACP) that we own.

We expect capital expenditures will range between $15 million and $18 million for 2007. This level of capital expenditures is higher than 2006 and is another indication of the investment we are making in our business. Our 2007 capital expenditures are expected to consist principally of the following: (i) hardware and software infrastructure items to support many of our new products and services, as noted in the paragraph directly above; and (ii) investments is certain statement production equipment in order to achieve additional operational efficiencies and to offer enhanced functionalities to our clients in this area.

Our investments in client contracts for the 2006, 2005, and 2004 relate primarily to direct and incremental costs incurred for conversion/set-up services related to long-term processing arrangements. As of December 31, 2006, we did not have any material commitments for capital expenditures or for investments in client contracts.

Cash Flows From Financing Activities. We have had limited financing activities over the last several years, and historically, we have not been active in the capital markets. Our financing activities typically consist of various debt-related transactions, and activities with our common stock.

Long-Term Debt.

During the first quarter of 2004, we made a mandatory $30 million prepayment on our 2002 Credit Facility. This payment was made with the proceeds from a $34 million income tax refund received in March 2004.

In June 2004, we completed our offering of the Convertible Debt Securities. We used a portion of the $230 million of proceeds from the Convertible Debt Securities to repay the outstanding balance of $198.9 million and terminate our 2002 Credit Facility. In connection with the issuance of the Convertible Debt Securities, we incurred debt issuance costs of approximately $7 million.

Issuance of Common Stock.

Proceeds from the issuance of common stock for 2006, 2005, and 2004 was $11.5 million, $5.3 million, and $6.9 million, respectively, and relates primarily to the exercise of stock options.

Repurchase of Common Stock.

As discussed above, during 2006, 2005, and 2004, we repurchased shares of our common stock under the guidelines of our Stock Repurchase Program for $63.3 million, $73.0 million, and $52.9 million, respectively. In addition, outside of our Stock Repurchase Program, during 2006, 2005, and 2004, we repurchased from our employees and then cancelled approximately 148,000 shares, 394,000 shares, and 174,000 shares of our common stock for $3.7 million, $8.3 million, and $3.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheet. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Balance Sheet, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2006, and the future periods in which such obligations are expected to be settled in cash (in thousands).

	Total	Less than 1 year	Years 2–3	Years 4-5	More than 5 Years
Long-term debt	$330,625	$5,750	$11,500	$11,500	$301,875
Operating leases	44,748	7,925	14,676	10,623	11,524
Purchase obligations	112,099	40,189	58,318	13,443	149
Severance/retirement	2,555	2,555	—	—	—

Total	$490,027	$56,419	$84,494	$35,566	$313,548

Our long-term debt obligations are discussed in more detail in Note 7 to our Consolidated Financial Statements. The contractual obligation amount reflected for our long-term debt is based upon the following assumptions: (i) our Convertible Debt Securities are outstanding through their due date of June 15, 2024; (ii) upon settlement of the Convertible Debt Securities, our cash obligation will not exceed the principal amount of the Convertible Debt Securities; and (iii) interest paid through the life of the Convertible Debt Securities at a rate of 2.5% per annum. The operating lease and severance/retirement benefits contractual obligations are discussed in Note 11 to our Consolidated Financial Statements. Our purchase obligations consist primarily of our expected base fees under the FDC services agreement (discussed in Note 11 to our Consolidated Financial Statements), data communication services, and third-party software /software maintenance.

Of the total contractual obligations and commercial commitments above, approximately $238 million is reflected on our Consolidated Balance Sheet and approximately $252 million is not.

Off-Balance Sheet Arrangements

In conjunction with the sale of the GSS and plaNet businesses in 2005, we have agreed to indemnify the buyers of the businesses against certain losses they may incur in connection with the purchased businesses subsequent to the sale dates. See Note 11 to the Consolidated Financial Statements for further discussion of those indemnifications.

Capital Resources

As of December 31, 2006, we had $415.5 million of cash and short-term investments available to fund our operations, and we expect to generate material amounts of additional cash during 2007. The following are the key items to consider in assessing our sources and uses of capital resources:

•

As noted above, in July 2006, our Board of Directors authorized the repurchase of $350 million of our outstanding common stock under our Stock Repurchase Program. In August 2006, we established a new Rule 10b5-1 Plan to facilitate the repurchase of the $350 million of common stock. As of December 31, 2006, we have repurchased approximately 1.6 million shares of our common stock for $42.4 million (a weighted-average price of $26.90 per share) toward our planned $350 million stock repurchase amount.

The number of shares repurchased under our new Rule 10b5-1 Plan is based upon predetermined factors that were established when we implemented the plan in August 2006. These factors are evaluated on a periodic basis for possible adjustment. Over time, there will likely be some variability around the number of shares repurchased due to changing market conditions, as well as the trading volume of our stock. However, we remain committed to completing the repurchase of the remaining $350 million of our outstanding common stock (which is approximately $308 million as of December 31, 2006), but the time period is now expected to extend beyond our original estimate of 12-15 months due to various market factors that have impacted the pace at which we have bought back our common stock.

•

On March 1, 2006, we acquired Telution, Inc. We paid $20.4 million in cash (net of $1.6 million in acquired cash) at closing, and have agreed to make payments totaling $5.0 million related to various milestones associated with the integration of Telution’s COMX solution with our ACP product during 2006 and 2007. During 2006, we paid $1.5 million of the $5.0 million, with the remaining $3.5 million scheduled (without contingency) to be paid out in equal quarterly installments through January 15, 2008. In addition to the cash paid at closing and the $5.0 million of integration payments, the Telution stock purchase agreement included provisions for additional purchase price payments of up to $3 million, contingent upon us signing certain revenue arrangements with certain clients. As of December 31, 2006, we have not reflected any of the $3 million in the Telution purchase price. The rights to the $3 million contingent revenue payments expire December 31, 2008.

•

In 2006, we spent $12.7 million on capital expenditures. For 2007, we expect capital expenditures to range between $15 million and $18 million, consisting principally of hardware and software infrastructure to support our clients expanding business needs, and statement production equipment to continue to offer enhanced functionalities to our clients. As of December 31, 2006, we have made no significant capital expenditure commitments.

•

Our Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities are subject to certain conversion triggers based upon: (i) the price of our common stock; (ii) the trading price of the Convertible Debt Securities; (iii) us putting the Convertible Debt Securities back to the holders; (iv) the occurrence of specified corporate transactions, to include a change of control as defined in the Convertible Debt Securities bond indenture (the “Bond Indenture”); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. We do not expect any of the conversion triggers to occur during the next 12 months. As a result, in the near-term, we expect our annual debt service costs related to the Convertible Debt Securities to be limited to the annual interest payments of $5.8 million.

The Convertible Debt Securities are convertible into our common stock, under the specified conditions and settlement terms outlined above, at an initial conversion rate of 37.3552 shares per $1,000 principal amount of Convertible Debt Securities, which is equal to an effective conversion price of $26.77 per share. The Bond Indenture includes anti-dilution provisions for the holders such that the conversion rate (and thus, the effective conversion price) can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases of our common stock by us pursuant to a self-tender offer or exchange offer. A lower effective conversion price may have several impacts to us, including a greater potential for: (i) the occurrence of the conversion trigger based upon the price of our common stock; and (ii) the Convertible Debt Securities having an impact on our diluted earnings per share if our average common stock price exceeds the then-current effective conversion price. The repurchase of up to $350 million of our outstanding common stock, as discussed above, will have no impact on the current effective conversion price, or any other terms in the Bond Indenture.

•

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of December 31, 2006, we had made no borrowings under the 2004 Revolving Credit Facility. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of December 31, 2006, the commitment fee rate was 37.5 basis points per annum. As of December 31, 2006, we had 100%, or $100 million, of the 2004 Revolving Credit Facility available to us.

In summary, we expect to continue to repurchase our outstanding common stock under our Stock Repurchase Program. We also expect to continue to make investments in client contracts, capital equipment, and R&D. In addition, as part of our growth strategy, we are continually evaluating potential business and asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that: (i) our current cash and short-term investments balance, together with cash expected to be generated from future operating activities (including the impact of our plan to complete the remaining amount of our stock repurchase commitment of approximately $308 million); (ii) the amount available under the 2004 Revolving Credit Facility; and (iii) other possible sources of additional debt are available to us, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income from continuing operations before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for 2006, was 10.37:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2006, we are exposed to market risks related to changes in interest rates, and fluctuations and changes in the market value of our short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Market Risk Related to Long-Term Debt. We are exposed to interest rate risk related to long-term debt from two sources: our Convertible Debt Securities, and our 2004 Revolving Credit Facility.

The interest rate on the Convertible Debt Securities is fixed, and thus, as it relates to our borrowings under the Convertible Debt Securities, we are not exposed to changes in interest rates. Commencing with the six-month period beginning June 15, 2011, in any six-month interest period where the average trading price of the Convertible Debt Securities immediately preceding that six-month interest period equals 120% or more of the principal amount of the Convertible Debt Securities, we will pay contingent interest equal to 0.25% of that average trading price.

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of December 31, 2006 we had made no borrowings under the 2004 Revolving Credit Facility.

See Note 7 to the Consolidated Financial Statements for additional information related to our long-term debt.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of December 31, 2006 and 2005 were $240.7 million and $346.1 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2006 and 2005 were $174.8 million and $46.1 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. That report appears immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CSG Systems International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CSG Systems International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 28, 2007

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$240,687	$346,113
Short-term investments	174,803	46,111

Total cash, cash equivalents and short-term investments	415,490	392,224
Trade accounts receivable-
Billed, net of allowance of $1,143 and $1,324	110,020	104,812
Unbilled and other	5,555	6,660
Deferred income taxes	8,927	12,658
Income taxes receivable	—	5,032
Other current assets	5,636	17,145

Total current assets	545,628	538,531
Property and equipment, net of depreciation of $66,656 and $61,333	23,680	21,143
Software, net of amortization of $32,989 and $31,945	7,725	—
Goodwill	14,228	623
Client contracts, net of amortization of $82,486 and $68,634	36,024	41,661
Deferred income taxes	19,617	30,182
Other assets	6,594	6,236

Total assets	$653,496	$638,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Client deposits	$23,645	$19,651
Trade accounts payable	15,509	17,306
Accrued employee compensation	20,962	32,447
Deferred revenue	17,586	9,575
Income taxes payable	3,651	—
Other current liabilities	10,158	14,814

Total current liabilities	91,511	93,793

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	8,632	8,943
Other non-current liabilities	5,619	7,310

Total non-current liabilities	244,251	246,253

Total liabilities	335,762	340,046

Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 12,843,061 and 14,708,778 shares reserved for employee stock purchase plan and stock incentive plans; 46,831,643 and 47,886,480 shares outstanding	616	601
Additional paid-in capital	340,564	316,764
Treasury stock, at cost, 14,776,238 and 12,290,485 shares	(360,259)	(296,976)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	25	71
Unrecognized pension plan losses and prior service costs, net of tax	(852)	—
Accumulated earnings	337,640	277,870

Total stockholders' equity	317,734	298,330

Total liabilities and stockholders' equity	$653,496	$638,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Processing and related services	$351,764	$346,463	$326,556
Software, maintenance and services	31,342	30,854	24,845

Total revenues, net	383,106	377,317	351,401

Cost of revenues:
Processing and related services	173,536	170,344	146,837
Software, maintenance and services	20,975	19,720	25,047

Total cost of revenues	194,511	190,064	171,884

Gross margin (exclusive of depreciation)	188,595	187,253	179,517

Operating expenses:
Research and development	46,191	33,932	31,887
Selling, general and administrative	43,127	52,492	39,453
Depreciation	10,438	9,862	10,412
Restructuring charges	2,368	14,534	1,292

Total operating expenses	102,124	110,820	83,044

Operating income	86,471	76,433	96,473

Other income (expense):
Interest expense	(7,465)	(7,537)	(10,261)
Write-off of deferred financing costs	—	—	(6,569)
Interest and investment income, net	21,984	4,059	975
Other, net	(21)	6	(303)

Total other	14,498	(3,472)	(16,158)

Income from continuing operations before income taxes	100,969	72,961	80,315
Income tax provision	(38,408)	(26,219)	(29,317)

Income from continuing operations	62,561	46,742	50,998

Discontinued operations:
Loss from discontinued operations, includes net pretax gain (loss) on disposals of $(6,000) in 2006 and $10,904 in 2005	(6,555)	(5,685)	(11,109)
Income tax benefit	3,764	12,172	7,295

Discontinued operations, net of tax	(2,791)	6,487	(3,814)

Net income	$59,770	$53,229	$47,184

Basic earnings (loss) per common share:
Income from continuing operations	$1.35	$0.98	$1.01
Discontinued operations, net of tax	(0.06)	0.13	(0.08)

Net income	$1.29	$1.11	$0.93

Diluted earnings (loss) per common share:
Income from continuing operations	$1.33	$0.96	$0.99
Discontinued operations, net of tax	(0.06)	0.13	(0.07)

Net income	$1.27	$1.09	$0.92

Weighted-average shares outstanding:
Basic	46,464	47,851	50,477
Diluted	47,102	48,571	51,223

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Deferred Employee Compensation	Treasury Stock	Foreign Currency Translation	Unrealized Gain (Loss) on Short-Term Investments	Unrecognized Pension Plan Losses and Prior Service Costs	Accumulated Earnings	Total Stockholders' Equity
BALANCE, January 1, 2004	53,788	$593	$281,784	$(4,458)	$(171,111)	$6,519	$1	$—	$177,457	$290,785

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	47,184
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(6)	—	—
Foreign currency translation adjustments	—	—	—	—	—	2,881	—	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	50,059
Repurchase of common stock pursuant to Board-approved stock repurchase program	(2,983)	—	—	—	(52,897)	—	—	—	—	(52,897)
Issuance of common stock pursuant to employee stock purchase plan	84	1	1,182	—	—	—	—	—	—	1,183
Exercise of stock options	560	6	5,737	—	—	—	—	—	—	5,743
Tax benefit of employee stock-based compensation plans	—	—	1,312	—	—	—	—	—	—	1,312
Issuance of restricted common stock pursuant to employee stock-based compensation plans	10	—	—	—	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(269)	(3)	(882)	885	—	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(174)	(2)	(2,999)	—	—	—	—	—	—	(3,001)
Stock-based employee compensation expense	—	—	12,633	2,253	—	—	—	—	—	14,886

BALANCE, December 31, 2004	51,016	595	298,767	(1,320)	(224,008)	9,400	(5)	—	224,641	308,070

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	53,229
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	—	76	—	—
Foreign currency translation adjustments (relates to the sale of the GSS Business)	—	—	—	—	—	(9,400)	—	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	43,905
Repurchase of common stock pursuant to Board-approved stock repurchase program	(3,808)	—	—	—	(72,968)	—	—	—	—	(72,968)
Issuance of common stock pursuant to employee stock purchase plan	68	—	1,138	—	—	—	—	—	—	1,138
Exercise of stock options	369	4	4,174	—	—	—	—	—	—	4,178

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Deferred Employee Compensation	Treasury Stock	Foreign Currency Translation	Unrealized Gain (Loss) on Short-Term Investments	Unrecognized Pension Plan Losses and Prior Service Costs	Accumulated Earnings	Total Stockholders' Equity
Tax benefit of employee stock-based compensation plans	—	—	2,001	—	—	—	—	—	—	2,001
Issuance of restricted common stock pursuant to employee stock-based compensation plans	911	9	(9)	—	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(276)	(3)	3	—	—	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(394)	(4)	(8,348)	—	—	—	—	—	—	(8,352)
Modification to stock-based awards	—	—	(600)	600	—	—	—	—	—	—
Stock-based employee compensation expense	—	—	19,638	720	—	—	—	—	—	20,358

BALANCE, December 31, 2005	47,886	601	316,764	—	(296,976)	—	71	—	277,870	298,330

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	59,770
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(46)	—	—
Unrecognized pension plan losses and prior service costs, net of tax	—	—	—	—	—	—	—	(852)	—
Comprehensive income	—	—	—	—	—	—	—	—	—	58,872
Repurchase of common stock pursuant to Board-approved stock repurchase program	(2,485)	—	—	—	(63,283)	—	—	—	—	(63,283)
Issuance of common stock pursuant to employee stock purchase plan	41	—	869	—	—	—	—	—	—	869
Exercise of stock options	821	8	10,651	—	—	—	—	—	—	10,659
Tax benefit of employee stock-based compensation plans	—	—	3,390	—	—	—	—	—	—	3,390
Issuance of restricted common stock pursuant to employee stock-based compensation plans	758	8	(8)	—	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(41)	—	—	—	—	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(148)	(1)	(3,316)	—	—	—	—	—	—	(3,317)
Stock-based employee compensation expense	—	—	12,214	—	—	—	—	—	—	12,214

BALANCE, December 31, 2006	46,832	$616	$340,564	$—	$(360,259)	$—	$25	$(852)	$337,640	$317,734

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$59,770	$53,229	$47,184
Adjustments to reconcile net income to net cash provided by operating activities- Depreciation	10,438	13,690	15,091
Amortization	17,112	25,130	27,310
Restructuring charge for abandonment of facilities and impairment of assets	401	10,451	909
Net pretax (gain) loss on disposition of discontinued operations	6,000	(10,904)	—
Gain on short-term investments	(1,841)	(336)	(49)
Write-off of deferred financing costs	—	—	6,569
Deferred income taxes	15,685	(1,947)	17,887
Excess tax benefit of stock-based compensation awards	(3,511)	2,001	1,312
Stock-based employee compensation	12,214	20,358	14,886
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(2,295)	(17,271)	(4,003)
Other current and non-current assets	(1,093)	2,939	(338)
Arbitration charge payable	—	—	(25,181)
Income taxes payable/receivable	12,070	(6,565)	26,231
Accounts payable and accrued liabilities	(13,565)	8,618	(10,075)
Deferred revenue	6,765	3,181	1,535

Net cash provided by operating activities	118,150	102,574	119,268

Cash flows from investing activities:
Net payments from the disposition of discontinued operations	(6,436)	239,760	—
Purchases of property and equipment	(12,651)	(12,798)	(9,655)
(Purchase) proceeds of aircraft held for sale	7,376	(8,712)	—
Purchases of short-term investments	(283,082)	(88,058)	(45,094)
Proceeds from sale/maturity of short-term investments	156,200	66,286	26,210
Acquisition of business, net of cash acquired	(22,283)	(579)	(834)
Acquisition of and investments in client contracts	(10,658)	(6,060)	(3,466)

Net cash provided by (used in) investing activities	(171,534)	189,839	(32,839)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,528	5,316	6,926
Repurchase of common stock	(66,600)	(81,320)	(55,898)
Proceeds from long-term debt	—	—	230,000
Payments on long-term debt	—	—	(228,925)
Payments on acquired equipment financing	(481)	—	—
Excess tax benefit of stock-based compensation awards	3,511	—	—
Payments of deferred financing costs	—	(87)	(8,213)

Net cash used in financing activities	(52,042)	(76,091)	(56,110)

Effect of exchange rate fluctuations on cash	—	(3,760)	2,835

Net increase (decrease) in cash and cash equivalents	(105,426)	212,562	33,154
Cash and cash equivalents, beginning of period	346,113	133,551	100,397

Cash and cash equivalents, end of period	$240,687	$346,113	$133,551

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for-
Interest	$6,165	$6,177	$8,237
Income taxes	7,438	25,923	(23,009)

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”), a Delaware corporation, was formed in October 1994 and is based in Denver, Colorado. We are a leading provider of outsourced billing, customer care and print and mail solutions and services supporting the North American cable and direct broadband satellite markets. Our solutions support some of the world’s largest and most innovative providers of bundled multi-channel video, Internet, voice and IP-based services. Our combination of solutions, services and expertise ensure that cable and satellite providers can continue to rapidly launch new service offerings, improve operational efficiencies and deliver a high-quality customer experience in a competitive and ever-changing marketplace. We are a S&P Midcap 400 company.

2. Discontinued Operations

In December 2005, we closed on agreements to sell: (i) our Global Software Services business (the “GSS Business”) to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”); and (ii) our plaNet Consulting business (the “plaNet Business”) to a group of private investors led by the plaNet management team. Our decision to sell these two businesses is consistent with our decision to intensify our focus on our core competencies in the North American cable and direct broadcast satellite markets utilizing our Advanced Convergent Platform (“ACP”) product and related services. As a result of the sale of the GSS Business, we no longer provide customer care and billing products or services outside of North America.

The GSS Business and plaNet Business both met the definition of a “component of an entity” and thus were accounted for as discontinued operations under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, we have reflected the results of operations for the GSS Business and plaNet Business as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income. We have not segregated cash flows between continuing operations and discontinued operations in the accompanying Consolidated Statements of Cash Flows. As deemed appropriate, the following Notes to the Consolidated Financial Statements have been modified to focus on our continuing operations.

The individual components of the GSS and plaNet businesses included in discontinued operations (with the 2005 period for the GSS Business representing January 1, 2005 through December 9, 2005) are as follows (in thousands):

	2005	2004
GSS Business:
Total revenues	$161,737	$166,446
Total operating expenses	178,540	175,567

Operating loss	(16,803)	(9,121)
Other income (expense), net	3,631	4
Gain on sale of business	23,755	—

Discontinued operations, before income taxes	10,583	(9,117)
Income tax benefit	10,328	6,568

Discontinued operations, net of income taxes	$20,911	$(2,549)

plaNet Business:
Total revenues	$10,597	$11,900
Total operating expenses	14,018	13,904

Operating loss	(3,421)	(2,004)
Other income (expense), net	4	12
Loss on sale of business	(12,851)	—

Discontinued operations, before income taxes	(16,268)	(1,992)
Income tax benefit	1,844	727

Discontinued operations, net of income taxes	$(14,424)	$(1,265)

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, we received net proceeds of $238.7 million (net of cash sold) from the sale of the GSS Business and of $1.5 million from the sale of the plaNet Business.

The sale of the GSS Business and the plaNet Business were both subject to the determination of final purchase price adjustments. The accounts receivable of approximately $4 million related to the final purchase price adjustments that had been determined as of December 31, 2005, was collected in the first quarter of 2006. The costs to sell the GSS Business and the plaNet Business of $4.4 million were accrued as of December 31, 2005, and were paid in the first quarter of 2006.

During the third quarter of 2006, we made a $6 million payment to Comverse related to the settlement of a dispute over a joint tax election associated with the sale of the GSS Business. This payment to Comverse is considered a reduction in the purchase price previously paid by Comverse, and thus is reflected as part of the loss from discontinued operations for 2006. This settlement payment had not been anticipated by us, and we do not expect any similar purchase price adjustments in future periods.

3. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying Consolidated Financial Statements include all of our accounts and our subsidiaries’ accounts. All material intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Consolidated Financial Statements. The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) loss contingencies; (v) income taxes; and (vi) capitalization of internal software development costs.

Revenue Recognition. We use various judgments and estimates in connection with the determination of the amount of revenues to be recognized in each accounting period. Our primary revenue recognition criteria include: (i) persuasive evidence of an arrangement; (ii) delivery; (iii) fixed or determinable fees; and (iv) collectibility of fees. In addition, for multiple-element arrangements that are not subject to a higher level of authoritative literature, we follow the guidelines of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”.

For those revenue arrangements within the scope of EITF No. 00-21, we are required to evaluate all deliverables in the arrangement to determine whether they represent separate units of accounting. If the deliverables qualify as separate units of accounting, the arrangement consideration is allocated among the separate units of accounting based upon their relative fair values, and applicable revenue recognition criteria are considered for the separate units of accounting. If the deliverables do not qualify as separate units of accounting, the consideration allocable to delivered items is combined with the consideration allocable to the undelivered items, and the appropriate recognition of revenue is then determined for those combined deliverables as a single unit of accounting. For the processing agreements that we have historically evaluated under EITF No. 00-21, we have generally concluded that the deliverables do not qualify as separate units of accounting, and thus have treated the deliverables as a single unit of accounting, with the revenue recognized ratably over the term of the processing agreement.

We have historically derived a significant percentage of our total revenues from continuing operations from processing and related services. Processing and related services revenues consist primarily of monthly processing fees generated from our core service bureau customer care and billing application, called ACP, and services ancillary to ACP, and generally, are not subject to various judgments and estimates in determining the proper revenue recognition. Processing and related services revenues are recognized as the services are performed. Processing fees are typically billed monthly based on the number of

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

client’s customers served, ancillary services are typically billed on a per transaction basis, and customized print and mail services are billed on a usage basis. Fees received to convert client customers onto our service bureau customer care and billing applications and fees received to set-up/implement new services for existing clients (as well as the costs to perform the conversion or set-up services) are generally deferred and recognized over the term of the client’s processing arrangement.

Our historical revenues from continuing operations related to software licenses, maintenance services (also known as post-contract customer support, or PCS) and professional services are substantially less than those generated from processing and related services. Software and maintenance revenues consist of the sale of software licenses (principally one-time perpetual licenses) and related software maintenance services. Professional services revenues consist of a variety of consulting services, such as product installation, business consulting, and training services. A substantial percentage of the total combined revenues from these three sources comes from maintenance services.

Software license fees are recognized using the guidelines of: (i) American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”); (ii) SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); and (iii) AICPA Technical Questions and Answers, Section 5100, “Revenue Recognition”. For software arrangements that have multiple elements, such as software, maintenance and professional services, we allocate the contract value to the respective elements based on vendor-specific objective evidence (“VSOE”) of their individual fair values, determined in accordance with SOP 97-2. VSOE for maintenance services is established by pricing the maintenance services based upon a substantive maintenance renewal rate expressed as a consistent percentage of the stipulated license fees. For those software arrangements that have multiple elements for which we do not have VSOE of fair value on one or more of the delivered elements, we allocate the contract value to the respective elements based upon the “residual method” in accordance with SOP 98-9. Under the residual method, the undiscounted fair value of the undelivered elements is deferred and subsequently recognized as they are delivered. Our software arrangements generally do not include implementation services that involve significant production, modification or customization of the software being licensed.

For certain software arrangements, we have agreed to “host” the software on our hardware. In accordance with EITF Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, these hosting services are treated as a separate element of the software arrangement when the client has a contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty and it is feasible for the client to either run the software on its own hardware or contract with another party unrelated to us to host the software.

Maintenance fees are recognized ratably over the service period. Our maintenance services consist primarily of client and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements. If specified upgrades or enhancements are offered in an arrangement, which is rare, they are accounted for as a separate element in accordance with SOP 97-2.

Revenues from professional services generally consist of software installation projects with a relatively short duration period. These revenues are generally recognized as the installation work is completed.

Deferred Revenue and Unbilled Accounts Receivable. Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Revenue recognized prior to the scheduled billing date is recorded as unbilled accounts receivable. Deferred revenue as of December 31, 2006 and 2005 relates primarily to fees received to set-up/implement new services for our existing clients’ customers, which are being recognized over the term of the clients’ processing arrangements.

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Consolidated Balance Sheets, and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. We have concluded that net treatment of these revenues is appropriate as we: (i) generally have little or no credit

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

risk with regard to postage, as we require postage deposits from our clients based on contractual arrangements prior to the mailing of customer statements; (ii) have no discretion over the supplier of postal delivery services; and (iii) are not the primary obligor in the postal delivery service. The cost of postage that has been shown net of the postage reimbursements from our clients for 2006, 2005, and 2004 was $192.4 million, $182.2 million, and $180.4 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash equivalents consist primarily of commercial paper, institutional money market funds, and repurchase agreements.

Short-term Investments and Other Financial Instruments. We classify our short-term investments as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments are stated at fair value, with unrealized gains and losses on such securities, net of the related income tax effect, included in stockholders’ equity. For all short-term investments, unrealized losses that are considered “other than temporary” are recognized immediately in earnings. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of the investments. Realized and unrealized gains and losses were not material in any period presented.

Our short-term investments at December 31, 2006 and 2005 consisted of the following (in thousands):

	As of December 31,
	2006	2005
Corporate debt securities	$114,903	$4,577
Corporate and municipal auction-rate securities	59,900	37,550
U.S. government and agencies	—	3,984

Total	$174,803	$46,111

While the auction-rate securities held by us as of December 31, 2006 and 2005 have contractual maturities that extend beyond 10 years from the date of acquisition, these securities are priced and traded as short-term instruments due to the liquidity provided through an interest rate reset feature and have been classified as short-term investments. All other short-term investments held by us as of December 31, 2006 and 2005 have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments were $156.2 million, $66.3 million, and $26.2 million in 2006, 2005, and 2004, respectively.

Our other material balance sheet financial instruments as of December 31, 2006 and 2005 include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. As of December 31, 2006, and 2005, the fair value of our long-term debt, based upon quoted market prices, was approximately $264 million and $227 million, respectively. The fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, as of December 31, 2006 and 2005, was $0.3 million and $0.1 million, respectively (see Note 7).

Concentrations of Credit Risk. In the normal course of business, we are exposed to credit risk. The principal concentrations of credit risk relate to cash deposits, short-term investments and accounts receivable. We regularly monitor credit risk exposures and take steps to mitigate the likelihood of these exposures resulting in a loss. We hold our cash deposits and short-term investments with financial institutions we believe to be of sound financial condition.

We do not require collateral or other security to support accounts receivable. We evaluate the credit worthiness of our clients in conjunction with our revenue recognition processes, as well as through our ongoing collectibility assessment processes for accounts receivable. We maintain an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends and other information. We use various judgments and estimates in determining the adequacy of the allowance for doubtful accounts receivable. See Note 5 for additional details of our concentration of accounts receivable.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity in our allowance for doubtful accounts receivable for continuing operations is as follows (in thousands):

	2006	2005	2004
Balance, beginning of year	$1,324	$1,948	$6,248
Additions (reductions) to expense	109	(112)	(2,615)
Write-offs	(381)	(591)	(2,305)
Other	91	79	620

Balance, end of year	$1,143	$1,324	$1,948

In 2004, $2.2 million of the reductions to expense and $1.7 million of the write-offs related to the sale of a bankrupt client’s accounts receivable.

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

Software. We expend substantial amounts on research and development (“R&D”), particularly for new products or services, or for enhancements of existing products and services. For development of software products that are to be licensed by us, we follow SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. For development of software to be used internally (e.g., processing systems software), we follow SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires that the cost of developing software for internal use be expensed prior to the application development stage.

During 2006, 2005, and 2004, we expended $46.2 million, $33.9 million, and $31.9 million, respectively, for internal software R&D projects related to continuing operations. We did not capitalize any internal software R&D costs under SFAS 86 or SOP 98-1 in 2006, 2005, or 2004 as the costs subject to capitalization during these periods were not material. We did not have any capitalized internal software R&D costs included in our December 31, 2006 or 2005 accompanying Consolidated Balance Sheets. The determination of whether internal software R&D costs are subject to capitalization is, by its nature, highly subjective and involves various judgments.

Realizability of Long-Lived Assets. We evaluate the recoverability of our long-lived assets, other than goodwill, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. A long-lived asset is impaired if estimated future undiscounted cash flows associated with that asset are insufficient to recover the carrying amount of the long-lived asset. If deemed impaired, the long-lived asset is written down to its fair value.

Goodwill. We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in accounting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill is required to be tested for impairment on an annual basis, and is required to be evaluated for possible impairment on a more periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate a possible impairment may have occurred. Goodwill is considered impaired if the carrying value of the reporting unit which includes the goodwill is greater than the estimated fair value of the reporting unit.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring Charges. We account for restructuring charges related to contract terminations in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), and restructuring charges related to employee termination benefits in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an Amendment of FASB Statement No. 5 and 43”. SFAS 146 requires that the liability for costs associated with a restructuring activity be recognized when the liability is incurred. For facility abandonments, the liability is recognized and measured at its fair value when we cease using the rights conveyed by the lease agreement. Since our employee termination benefits are provided pursuant to a substantive ongoing benefit arrangement, SFAS 112 requires that a liability for the employee termination benefits be recognized when it is probable that the benefits will be paid and the amounts to be paid can be reasonably estimated in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).

Loss Contingencies. We follow the guidelines of SFAS 5 in determining the appropriate accounting and disclosures for our loss and gain contingencies. We accrue for a loss contingency when: (i) it is probable that an asset has been impaired, or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated. The determination of accounting for loss contingencies is subject to various judgments and estimates. We do not record the benefit from a gain contingency until the benefit is realized.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the EPS denominators is included in the following table (in thousands):

	2006	2005	2004
Basic weighted-average common shares	46,464	47,851	50,477
Dilutive effect of common stock options	221	309	311
Dilutive effect of unvested restricted stock	371	411	435
Dilutive effect of Convertible Debt Securities	46	—	—

Diluted weighted-average common shares	47,102	48,571	51,223

Potentially dilutive common shares related to stock options and unvested shares of restricted stock of 0.3 million, 0.8 million, and 1.2 million, respectively, for 2006, 2005, and 2004, were excluded from the computation of diluted EPS as their effect was antidilutive.

As discussed in Note 7, upon conversion, we will settle the $230 million principal amount of our Convertible Debt Securities in cash, and have the option to settle our conversion obligation to the extent it exceeds the principal amount (the “Conversion Premium”), in our common stock, cash or any combination of our common stock and cash. As a result, we calculate the potential dilutive effect of our Convertible Debt Securities only in those quarterly periods in which our average stock price has exceeded the current effective conversion price of $26.77 per share. As discussed in Note 7, the current effective conversion price of $26.77 per share may be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases by us of our common stock pursuant to a self-tender offer or exchange offer.

Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and related amendments and interpretations, using the modified prospective transition method. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which we adopted in 2003, and supersedes Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related implementation guidance. Prior to adopting SFAS 123R, we accounted for stock-based awards granted or modified after January 1, 2003 and prior to January 1, 2006 in accordance with SFAS 123, and for all other stock-based awards granted prior to January 1, 2003 (and not subsequently modified after January 1, 2003) in accordance with APB 25.

SFAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under the modified prospective transition method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for unvested awards as of January 1, 2006 previously accounted for in accordance with SFAS 123 and APB 25, for which the requisite service has not been rendered (totaling $0.3 million as of January 1, 2006), is being recognized as the requisite service is rendered on or after January 1, 2006 based upon the grant-date fair value and attribution method applied in accordance with the original provisions of SFAS 123. SFAS 123R also requires us to estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. Previously, we accounted for the impact of forfeitures when they occurred.

Since we had adopted SFAS 123 effective January 1, 2003, the adoption of SFAS 123R did not have a significant impact on our Consolidated Financial Statements. SFAS 123R requires the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash inflow rather than as an operating cash inflow. As a result, we have separately classified $3.5 million of excess tax benefits from stock-based compensation arrangements as a financing cash inflow and as an operating cash outflow in our Consolidated Statement of Cash Flows for 2006. In accordance with the modified prospective transition method of adopting SFAS 123R, our Consolidated Financial Statements for prior periods have not been restated for this matter.

At December 31, 2006, we had several stock-based compensation plans (see Note 13). We recorded stock-based compensation expense (includes both continuing and discontinued operations) of $12.2 million, $20.4 million, and $14.9 million respectively, for 2006, 2005, and 2004.

Because we continued to follow the intrinsic value based method under APB 25 for all stock-based awards granted prior to January 1, 2003 (and not subsequently modified after January 1, 2003) until the effective date of our adoption of SFAS 123R, compensation expense for 2005 and 2004 is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for our stock-based compensation plans been based on fair value at the grant dates for awards under those plans for 2005 and 2004, consistent with the methodology of SFAS 123, our net income and net income per share for 2005 and 2004, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

	2005	2004
Net income, as reported	$53,229	$47,184
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	12,648	9,200
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(14,825)	(13,960)

Net income, pro forma	$51,052	$42,424

Net income per share:
Basic—as reported	$1.11	$0.93
Basic—pro forma	1.07	0.84

Diluted—as reported	1.09	0.92
Diluted—pro forma	1.05	0.83

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss). The components of comprehensive income (loss) are reflected in the accompanying Consolidated Statements of Stockholders’ Equity. In the fourth quarter of 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88 and 132(R)” related to a frozen defined benefit pension plan maintained by us. As a result, in order to record the full funded status of the defined benefit pension plan (equal to the difference between the fair value of the plan assets and the projected benefit obligation), or a liability of $2.3 million on our December 31, 2006 Consolidated Balance Sheet, we recorded a charge to Other Comprehensive Income (Loss), net of tax, of $0.9 million. The defined benefit pension plan is not considered material to our consolidated financial statements.

Staff Accounting Bulletin No. 108. During the fourth quarter of 2006, we adopted SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the use of both the rollover and iron curtain approaches in accumulating and quantifying the amounts of misstatements in a company’s financial statements. The rollover approach quantifies a misstatement based upon the amount of the error originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of a reporting period. Our adoption of SAB 108 did not have any impact to our consolidated financial statements.

Reclassification. Certain prior year amounts have been reclassified to conform to the December 31, 2006 presentation.

Accounting Pronouncement Issued But Not Yet Effective. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The new guidance will be effective for us on January 1, 2007, with any adjustments necessary upon adoption recorded directly to our January 1, 2007 accumulated earnings balance. We are currently in the process of analyzing the impact of adopting FIN 48, but do not expect its adoption to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for us on January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

4. Acquisition

Description of the Acquisition. On March 1, 2006, we acquired 100% of the voting equity interests of Telution, Inc. (“Telution”). Telution was a Chicago-based provider of operations support system (“OSS”) technologies that enabled communications companies to bring bundled, advanced services to market quickly and effectively. We acquired Telution and its COMX solution to expand our ability to support communication providers as they deliver advanced and IP-based services.

Purchase Price. We paid $20.4 million in cash (net of $1.6 million in acquired cash) at closing and have agreed to make payments totaling $5.0 million related to various milestones associated with the integration of Telution’s COMX solution with our ACP product during 2006 and 2007 (the “Integration Earn-Outs”). We also paid $0.4 million in acquisition costs. During 2006, we paid $1.5 million of the Integration Earn-Outs. As of December 31, 2006, the remaining $3.5 million of Integration Earn-Outs are scheduled (without contingency) to be paid out in equal quarterly installments through January 15, 2008.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition (in thousands), and the estimated lives of the acquired intangible assets. Amortization expense related to the acquired intangible assets is being recognized on a straight-line basis, which approximates the pattern in which the economic benefits of the acquired intangible assets are expected to be received.

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

In addition to the cash paid at closing and the Integration Earn-Outs, the Telution stock purchase agreement included provisions for additional purchase price payments of up to $3 million, contingent upon us signing certain revenue arrangements with certain clients (the “Revenue Earn-Outs”). The right to the Revenue Earn-Outs expires December 31, 2008. As of December 31, 2006, the Revenue Earn-Outs have not been reflected in the Telution purchase price. The Revenue Earn-Outs will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determined beyond a reasonable doubt.

Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Telution goodwill and acquired intangible assets are not deductible for income tax purposes. As a result, we have recognized a deferred tax liability of $4.3 million for the difference between the assigned book value and the tax basis of the acquired intangible assets, but have not recognized a deferred tax liability for the difference between the assigned book value and the tax basis of goodwill. Included in the net assets acquired are: (i) a $4.4 million deferred income tax asset related to a Federal net operating loss (“NOL”) carryforward of $12.4 million which we believe is more likely than not to be realized over approximately 5 years; and (ii) a $0.6 million deferred income tax asset related to a state NOL carryforward of $8.1 million which is expected to be utilized within the 20-year carryforward period. The Telution Federal NOL carryforward begins to expire in 2020.

The results of operations of Telution are included in the accompanying Consolidated Statements of Income for the period subsequent to the acquisition date. Pro forma information on our historical results of operations to reflect the acquisition of Telution is not presented as Telution’s results of operations during prior periods are not material to our results of operations.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Segment Reporting and Significant Concentration

Segment Information. Segment and related information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires disclosures of selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires operating segments to be determined based on the way management organizes a company for purposes of making operating decisions and assessing performance. As a result of the sale of the GSS and plaNet businesses in 2005 (see Note 2), we have determined that we have one reportable segment, as defined by SFAS 131.

Products and Services. Our continuing operations consist of our processing operations and related software products. We generate a substantial percentage of our revenues by providing outsourced customer care and billing services to the North American cable television and satellite industries through our core service bureau processing product, ACP. We license our software products (e.g., ACSR, Workforce Express, etc.) and provide professional services principally to our existing base of processing clients to enhance the core functionality of our service bureau processing application, increase the efficiency and productivity of our clients’ operations, and allow clients to effectively roll out new products and services to new and existing markets, such as HSI, IP markets, and residential telephony. Our full suite of processing, software, and professional services allows clients to automate their customer interaction management and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing of invoices, management reporting, electronic presentment and payment of invoices, and deployment and management of our client’s field technicians.

Geographic Regions. All revenues and long-lived assets related to our continuing operations are attributable to our operations in North America, primarily the U.S.

Significant Clients and Industry Concentration. The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues from continuing operations are generated from a limited number of clients, with approximately 70% of our revenues from continuing operations being generated from our four largest clients, which are Comcast Corporation (“Comcast”), EchoStar Communications Corporation (“EchoStar”), Time Warner Inc. (“Time Warner”), and Charter Communications (“Charter”). Revenues from these clients represented the following percentages of our total revenues from continuing operations for the following years:

	2006	2005	2004
Comcast	24%	22%	24%
EchoStar	19%	21%	21%
Time Warner	12%	10%	10%
Charter	11%	10%	9%

As of December 31, 2006 and 2005, the percentage of net billed accounts receivable balances from continuing operations attributable to these clients were as follows:

	As of December 31,
	2006	2005
Comcast	27%	21%
EchoStar	29%	29%
Time Warner	10%	9%
Charter	10%	11%

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We expect to continue to generate a significant percentage of our future revenues from a limited number of clients, including Comcast, EchoStar, Time Warner, and Charter. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew its contract with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our systems, the price paid for our services, or the scope of services we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of intangible assets).

6. Long-Lived Assets

Property and Equipment. Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives (years)	2006	2005
Computer equipment	3	$22,352	$17,440
Leasehold improvements	5-10	8,217	8,027
Operating equipment	3-5	45,502	43,809
Furniture and equipment	8	12,451	12,587
Capital projects in process	—	1,814	613

		90,336	82,476
Less—accumulated depreciation		(66,656)	(61,333)

Property and equipment, net		$23,680	$21,143

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. The change in the carrying amount of goodwill for 2006, relating to the goodwill resulting from the Telution acquisition (see Note 4), was as follows (in thousands):

January 1, 2006, balance	$623
Goodwill acquired during period	13,605

December 31, balance	$14,228

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist of client contracts and software.

Client Contracts

Client contracts consist of: (i) investments in client contracts; (ii) direct and incremental costs that we have capitalized related to contractual arrangements where we have deferred revenues to convert or set-up client customers onto our service bureau customer care and billing applications; and (iii) acquired client contracts. As of December 31, 2006 and 2005, the carrying values of these assets were as follows (in thousands):

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Investments in client contracts (1)	$112,034	$(81,034)	$31,000	$108,089	$(68,324)	$39,765
Capitalized costs	3,839	(687)	3,152	2,206	(310)	1,896
Acquired client contracts (3)	2,637	(765)	1,872	—	—	—

Total client contracts	$118,510	$(82,486)	$36,024	$110,295	$(68,634)	$41,661

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amortization related to client contracts included in continuing operations for 2006, 2005, and 2004, was as follows (in thousands):

	2006	2005	2004
Investments in client contracts (1)	$13,447	$12,734	$11,403
Capitalized costs (2)	657	852	191
Acquired client contracts (3)	765	—	—

Total client contracts	$14,869	$13,586	$11,594

(1)	Investments in client contracts are principally incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems. Investments in client contracts related to client incentives are amortized ratably over the lives of the respective client contracts, which have termination dates that range from 2008 through 2013. Amortization of the investments in client contracts related to client incentives is reflected as a reduction in processing and related services revenues in the accompanying Consolidated Statements of Income.
(2)	Client contracts related to the deferral of conversion/set-up services costs are amortized proportionately over the same period that the deferred conversion/set-up services revenues are recognized, and are reflected in cost of processing and related services in the accompanying Consolidated Statements of Income.
(3)	Acquired client contracts represent assets acquired in the Telution acquisition (see Note 4). Acquired client contracts are being amortized over their estimated useful lives ranging from ten months to five years and are reflected in cost of software, maintenance and services revenues in the accompanying Consolidated Statements of Income.

The weighted-average remaining amortization period of client contracts as of December 31, 2006 was approximately 37 months. Based on the December 31, 2006 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2007—$15.6 million; 2008—$15.3 million; 2009—$1.8 million; 2010—$1.2 million; and 2011—$0.7 million.

Software

As of December 31, 2006 and 2005, the carrying values of these assets were as follows (in thousands):

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software	$40,714	$(32,989)	$7,725	$31,945	$(31,945)	$—

The software intangible assets relate to the acquired software from the Telution acquisition (see Note 4), which is being amortized over its estimated useful life of seven years. The amortization of software is reflected in cost of software, maintenance and services in the accompanying Consolidated Statements of Income, and for 2006 was $1.0 million. Based on the December 31, 2006 net carrying value of this intangible asset, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2007—$1.3 million; 2008—$1.3 million; 2009—$1.3 million; 2010—$1.3 million; and 2011—$1.3 million.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt

Our debt at December 31 consists of the following (in thousands):

	2006	2005
Senior subordinated convertible contingent debt securities, due June 15, 2024, interest at 2.50%	$230,000	$230,000
2004 Revolving Credit Facility, due September 2009, interest at base rate or adjusted LIBOR, plus applicable margin	—	—

	230,000	230,000
Less—current portion	—	—

Long-term debt, net of current maturities	$230,000	$230,000

Convertible Debt Securities. On June 2, 2004, we completed an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 (the “Convertible Debt Securities”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933.

We used the proceeds from the Convertible Debt Securities, along with available cash, cash equivalents and short-tem investments, to: (i) repay the outstanding balance of $198.9 million and terminate our 2002 Credit Facility (including the revolving credit facility); (ii) repurchase 2.1 million shares of our common stock for $40.0 million (market price of $18.72 per share) from the initial purchasers of the Convertible Debt Securities; and (iii) pay debt issuance costs of $7.2 million. As a result of the repayment of the 2002 Credit Facility, we wrote-off deferred financing costs of $6.6 million during 2004.

The Convertible Debt Securities are unsecured, subordinated to any of our future senior debt, and senior to our future junior subordinated debt. The Convertible Debt Securities, issued at a price of 100% of their principal amount, bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011, at a redemption price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, as defined in the Convertible Debt Securities bond indenture (the “Bond Indenture”), at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus any accrued interest.

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

The Convertible Debt Securities are convertible into our common stock, under the specified conditions and settlement terms outlined below, at an initial conversion rate of 37.3552 shares per $1,000 principal amount of Convertible Debt Securities, which is equal to an effective conversion price of $26.77 per share. The Bond Indenture includes anti-dilution provisions for the holders such that the conversion rate (and thus, the effective conversion price) can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases by us of our common stock pursuant to a self-tender offer or exchange offer.

Holders of the Convertible Debt Securities can convert their securities: (i) at any time the price of our common stock trades over $34.80 per share (130% of the $26.77 effective conversion price) for a specified period of time; (ii) at any time the trading price of the Convertible Debt Securities fall below 98% of the average conversion value for the Convertible Debt Securities for a specified period of time; (iii) upon us exercising our right to redeem the Convertible Debt Securities at any time after June 20, 2011; (iv) at any time upon the occurrence of specified corporate transactions, to include a change in

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

control (as defined in the Bond Indenture); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. As of December 31, 2006, none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

We originally had the right to settle the Convertible Debt Securities upon conversion by delivering our common stock, cash or any combination of our common stock and cash. However, on December 15, 2004, pursuant to the Convertible Debt Securities Bond Indenture, we notified the trustee and holders of the Convertible Debt Securities that we were exercising our irrevocable election to satisfy in cash 100% of the $230 million principal amount of the Convertible Debt Securities converted after the date of the notification. After such election, we may still satisfy our conversion obligation, to the extent it exceeds the principal amount, in our common stock, cash or any combination of our common stock and cash. We made the irrevocable election to settle in cash 100% of the $230 million principal amount of the Convertible Debt Securities in conjunction with our adoption of EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which became effective during the fourth quarter of 2004.

The fair value of the Convertible Debt Securities as of December 31, 2006 and 2005 based upon quoted market prices, was approximately $264 million and $227 million, respectively. The contingent interest feature of the Convertible Debt Securities discussed above is considered an embedded derivative that is required to be bifurcated and accounted for as a freestanding derivative financial instrument. The fair value of this derivative financial instrument, as of December 31, 2006 and 2005, was $0.3 million and $0.1 million, respectively.

2004 Revolving Credit Facility. On September 21, 2004, we entered into a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions. The 2004 Revolving Credit Facility is guaranteed by our capital stock and the capital stock of all of our existing and future domestic subsidiaries, and 65% of the capital stock of all our future foreign subsidiaries, if any. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances provided solely by the U.S. financial institution where we maintain our operating cash accounts.

The 2004 Revolving Credit Facility requires maintenance of certain financial ratios, including a leverage ratio and an interest coverage ratio. In addition, the 2004 Revolving Credit Facility subjects us to certain limitations, including: (i) the incurrence of certain indebtedness and liens on our property; (ii) the execution of contracts that represent certain fundamental changes in our business; (iii) the sale of our property except in the ordinary course of business; (iv) the making of certain restricted payments, as defined (to include cash dividends); and (v) the making of investments, as defined. As of December 31, 2006, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had the entire $100 million of the 2004 Revolving Credit Facility available.

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

As of December 31, 2006, we had made no borrowings under the 2004 Revolving Credit Facility. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. The commitment fee rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of December 31, 2006, the commitment fee rate was 37.5 basis points per annum.

In conjunction with securing the 2004 Revolving Credit Facility, we incurred fees of $0.7 million.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Financing Costs. As of December 31, 2006, net deferred financing costs related to the Convertible Debt Securities were $4.6 million, and are being amortized to interest expense through the first date the holders of the Convertible Debt Securities can be put back to us (June 15, 2011), or approximately seven years from the date of issuance. As of December 31, 2006, net deferred financing costs related to the 2004 Revolving Credit Facility were $0.4 million, and are being amortized to interest expense over the five-year term of the credit agreement. The net deferred financing costs are reflected in Other Assets in the accompanying Consolidated Balance Sheets. Interest expense for 2006, 2005, and 2004 includes amortization of deferred financing costs of $1.2 million, $1.2 million, and $1.7 million, respectively. The weighted-average interest rate on our debt borrowings, including amortization of deferred financing costs and commitment fees on the revolving credit facility, for 2006, 2005, and 2004 was 3.2%, 3.2%, and 4.1%, respectively.

8. Restructuring Charges

The following are the key restructuring activities over the last three years that have impacted our results from continuing operations:

•	During the first quarter of 2004, we abandoned a portion of one of our current office facilities, resulting in a restructuring charge of $1.0 million during 2004.

•	During the fourth quarter of 2005, we had the following restructuring activities:

•	As a result of the sale of the GSS Business (see Note 2), we recorded restructuring expenses in our continuing operations related to the following events:

•

Certain equity awards held by key members of our management team included a change in control provision that was triggered upon the closing of the sale of the GSS Business (see Note 13). The change in control provision resulted in accelerated vesting as of December 9, 2005 for the equity awards impacted, and thus, stock-based compensation expense of $3.8 million related to the accelerated vesting of these equity awards was recorded.

•

In December 2005, we entered into a separation agreement with one of our executive officers. As a result, cash separation benefits of $0.9 million and stock based compensation expense of $0.4 million, related to the accelerated vesting of certain equity awards, were recorded. The cash separation benefits were paid in the first quarter of 2006.

•

We involuntarily terminated approximately 10 people, consisting primarily of employees performing corporate support functions, prior to the end of 2005. We incurred restructuring charges related to these involuntary terminations of $0.6 million, which were substantially paid in the first half of 2006.

•

Our Board of Directors authorized the payment of incentive bonuses for certain members of our management team involved in the divestiture of the GSS Business, with the bonuses considered earned and payable upon the successful closing of the sale of the GSS Business. The incentive bonuses, which were paid in the first quarter of 2006, resulted in an expense of $1.4 million.

•

We exercised a buyout provision included in the operating lease for our corporate aircraft for $8.7 million and then sold the aircraft to an unrelated party in January 2006 for $7.1 million (net of costs to sell). We recorded restructuring expense of $1.6 million related to this transaction. As of December 31, 2005, the aircraft was reflected in other current assets in the accompanying Consolidated Balance Sheets.

•

During 2005 and 2004, we provided outsourced processing services utilizing the ICMS customer care and billing software application under a long-term processing agreement with FairPoint Communications (“FairPoint”), a provider of communication services to rural communities. FairPoint was our only client that received processing services utilizing the ICMS asset in a service bureau environment.

In November 2005, we executed amendments to our long-term processing agreement with FairPoint to effectively terminate the agreement (the amendments are collectively referred to as the “Termination

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement”). Under the terms of the Termination Agreement, FairPoint was expected to transition and convert all of its customers to an alternative solution no later than December 31, 2006. This transition was completed in September 2006. In addition, we were required to pay FairPoint a contract termination fee of $4.0 million, which we paid during 2006.

The Termination Agreement resulted in restructuring charges totaling $1.1 million and $6.2 million, respectively, in 2006 and 2005. The 2006 charges relate primarily to severance and retention bonuses for our employees that continued to service the FairPoint processing agreement until the transition was completed in September 2006. These costs were accrued ratably over the employees’ remaining service period. The 2005 charges are related to: (i) the involuntary termination of employees; (ii) severance and retention bonuses for our employees who continued to service the FairPoint processing agreement; (iii) the impairment of FairPoint long-lived assets relating primarily to conversion/set-up costs that had been previously capitalized; and (iv) the impact of the contract termination fee, mentioned above. In addition to these restructuring charges, we recorded a $0.8 million charge against revenue during the fourth quarter of 2005 as part of the accounting for the Termination Agreement.

•	During the first quarter of 2006, we involuntarily terminated certain individuals who were performing corporate support functions, which resulted in restructuring expenses of $0.3 million.

•

During the first and second quarters of 2006, we abandoned a portion of one of our current office facilities and then amended the lease in order to reduce the total square footage leased. This resulted in a restructuring charge of $0.6 million.

The restructuring activities discussed above resulted in restructuring charges of $2.4 million, $14.5 million, and $1.3 million for 2006, 2005, and 2004, respectively, which have been reflected as a separate line item in the accompanying Consolidated Statements of Income.

The activity in the business restructuring reserves related to continuing operations during 2006, 2005, and 2004 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
January 1, 2004, balance	$1,704	$16	$—	$1,720
Charged to expense during year	247	1,045	—	1,292
Cash payments	(1,951)	(160)	—	(2,111)
Other	—	(59)	—	(59)

December 31, 2004, balance	—	842	—	842
Charged to expense during year	2,010	(389)	12,913	14,534
Cash payments	(106)	(228)	—	(334)
Other (primarily non-cash charges)	—	32	(7,486)	(7,454)

December 31, 2005, balance	1,904	257	5,427	7,588
Charged to expense during year	1,662	746	(40)	2,368
Cash payments	(3,720)	(723)	(5,432)	(9,875)
Other	229	(223)	45	51

December 31, 2006, balance	$75	$57	$—	$132

Primarily all of the business restructuring reserves as of December 31, 2006, were included in current liabilities.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes

We account for income taxes in accordance with the asset and liability method. Tax provisions and credits are recorded at statutory rates for taxable items included in the accompanying Consolidated Statements of Income regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities.

Income Tax Provision. The income tax provision related to continuing operations consists of the following (in thousands):

	2006	2005	2004
Current:
Federal	$20,407	$22,334	$18,329
State	2,031	980	599

	22,438	23,314	18,928

Deferred:
Federal	14,809	2,200	9,837
State	1,161	705	552

	15,970	2,905	10,389

Total income tax provision	$38,408	$26,219	$29,317

As the result of the sale of the GSS and plaNet businesses (see Note 2), all of our income from continuing operations is from North American sources, principally, the U.S.

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax related to continuing operations is summarized as follows (in thousands):

	2006	2005	2004
Provision at Federal rate of 35%	$35,339	$25,536	$28,110
State income taxes, net of Federal impact	2,075	1,095	748
Compensation disallowance	2,186	—	—
Other	(1,192)	(412)	459

Total income tax provision	$38,408	$26,219	$29,317

We are required to estimate our income tax liability in each jurisdiction in which we operate, including both Federal and state income taxes. Various judgments and estimates are required in evaluating our tax positions and determining our provisions for income taxes. During the ordinary course of business, there are certain transactions and calculations for which the ultimate income tax determination may be uncertain. In addition, we may be subject to examination of our income tax returns by various tax authorities, which could result in adverse outcomes. For these reasons, we establish reserves for tax-related uncertainties based on estimates of whether additional taxes and interest may be due. These reserves are adjusted based upon changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations. As of December 31, 2006, we believe we have adequate reserves to cover our exposure to tax-related uncertainties.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes. Deferred income taxes reflect the expected utilization of tax NOL carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred income tax assets as of December 31 are attributable to the following (in thousands):

	2006	2005
Current deferred income tax assets:
Accrued expenses and reserves	$5,953	$9,565
Stock-based compensation	2,974	3,093

	8,927	12,658
Non-current deferred income tax assets (liabilities):
Purchased research and development	17,779	21,469
Software	492	4,347
Client contracts and related intangibles	5,065	6,058
Noncompete agreements	1,797	2,438
Net operating loss (NOL) carryforwards	8,521	3,533
Property and equipment	(3,221)	(4,782)
Contingent interest related to Convertible Debt Securities	(15,571)	(9,171)
Deferred revenue	3,146	2,985
Contingent payments	882	1,639
Other	727	1,666

	19,617	30,182

Valuation allowance	—	—

Net deferred income tax assets	$28,544	$42,840

We regularly assess the likelihood of the future realization of our net deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2006, we believe that between: (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize the benefit of our net deferred income tax assets.

As of December 31, 2006, we have: (i) an acquired Federal NOL carryforward of $14.7 million, which will begin to expire in 2020 and can be utilized through 2026; and (ii) state NOL carryforwards of $68.0 million, which will expire beginning in 2008 and ending in 2025. The acquired Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of this Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

As discussed in Note 7, we completed an offering of Convertible Debt Securities in June 2004. The Convertible Debt Securities are subject to special U.S. Treasury regulations governing contingent payment debt instruments. These regulations allow us to take a tax deduction for interest expense on our U.S. Federal income tax return at a constant rate of 9.09% (subject to certain adjustments), compounded semi-annually, which represents the estimated yield on comparable non-contingent, non-convertible, fixed-rate debt instruments with terms and conditions otherwise similar to the Convertible Debt Securities. This interest expense deduction is greater than the interest expense reflected in the accompanying Consolidated Statements of Income. This is considered a temporary difference, and thus does not impact our overall effective income tax rate. As a result, we will be building a deferred tax liability until the Convertible Debt Securities are settled. Upon settlement, if the holders are able to achieve or exceed the 9.09% target yield on the Convertible Debt Securities, the cumulative deferred tax liability will be reclassified to stockholders’ equity. If the holders are not able to achieve the 9.09% target yield, we will be required to pay the portion of the cumulative deferred tax liability to the U.S. tax authorities (without

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest or penalties) determined by comparing the actual yield and the target yield, with the amount of the cumulative deferred tax liability not paid to the U.S. tax authorities reclassified to stockholders’ equity.

10. Employee Retirement Benefit Plans

Defined Contribution-Type Plan. We sponsor a defined contribution plan covering substantially all of our employees. Participants may contribute up to 25% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, service-based contributions to the plan. Matching and service-related contributions related to our continuing operations for 2006, 2005, and 2004 were $4.9 million, $3.5 million, and $2.7 million, respectively.

Deferred Compensation Plan. We have a non-qualified deferred compensation plan for certain executives which allows the participants to defer a portion of their annual compensation. We provide a 25% matching contribution of the participant’s deferral, up to a maximum contribution of $6,250 per year, plus a return on the deferred account balance attributable to the individual participants. As of December 31, 2006 and 2005, we have recorded a liability for this obligation of $4.8 million. The expense related to our continuing operations for this plan for 2006, 2005, and 2004 was $0.8 million, $0.3 million, and $0.4 million, respectively. The plan is unfunded.

11. Commitments, Guarantees and Contingencies

Operating Leases. We lease certain office and production facilities under operating leases that run through 2015. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Future aggregate minimum lease payments under these agreements are as follows: 2007—$7.9 million, 2008—$8.0 million, 2009—$6.6 million, 2010—$5.4 million, 2011—$5.2 million, and thereafter—$11.5 million. We sublease portions of certain office facilities that we have abandoned. The total minimum lease payments to be received in the future under signed noncancelable subleases as of December 31, 2006 totaled $2.2 million. Total rent expense from continuing operations for 2006, 2005, and 2004 was $8.3 million, $9.3 million, and $9.4 million, respectively.

Service Agreements. We outsource to First Data Corporation (“FDC”) the data processing and related computer services required for the operation of our processing services and certain related products. The ACP proprietary software is run in FDC’s facility to obtain the necessary mainframe computer capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the FDC facility through a combination of private and commercially-provided networks. We also contract with FDC for computer floor space on which we maintain certain open systems hardware, used primarily to support ACP related products and internal administrative systems. In June 2005, we extended our contract with FDC for these services through June 2010. The contract was previously scheduled to expire in June 2008. Under the agreement, we are charged a fixed fee plus a variable fee based on usage and/or actual costs. The total amount paid under the FDC service agreement for 2006, 2005, and 2004 was $42.6 million, $43.0 million, and $39.4 million, respectively. We believe we could obtain data processing and related computer services from alternative sources, if necessary.

Executive Retirement Benefits. In December 2004, we announced that our then Chairman of the Board of Directors (the “Chairman”) and Chief Executive Officer (“CEO”) would retire on June 30, 2005. In consideration for certain changes to the Chairman and CEO’s employment agreement and for post-termination consulting services to be provided, we agreed to pay the Chairman and CEO a total of $9.6 million, of which $7.6 million was paid in 2006 and $2.0 million was paid on January 2, 2007. During 2006, 2005, and 2004, expense recognized related to his retirement package was approximately $0.2 million, $8.9 million, and $0.5 million, respectively.

Product Warranties. We generally warrant that our products and services will conform to published specifications, or to specifications provided in an individual client arrangement, as applicable. The typical warranty period is 90 days from delivery

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Product and Services Indemnifications. Our arrangements with our clients generally include an indemnification provision that will indemnify and defend a client in actions brought against the client that claim our products and/or services infringe upon a copyright, trade secret, or valid patent. Historically, we have not incurred any significant costs related to such indemnification claims, and as a result, do not maintain a reserve for such exposure.

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2006, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

Indemnifications Related to Sold Businesses. In conjunction with the sale of the GSS and plaNet businesses (see Note 2), we provided certain indemnifications to the buyers of these businesses which are considered routine in nature (such as employee, tax, or litigation matters that occurred while these businesses were under our ownership). Under the provisions of these indemnification agreements, payment by us is conditioned on the other party making a claim pursuant to the procedures in the indemnification agreements, and we are typically allowed to challenge the other party’s claims. In addition, certain of our obligations under these indemnification agreements are limited in terms of time and/or amounts, and in some cases, we may have recourse against a third party if we are required to make certain indemnification payments.

We estimated the fair value of these indemnifications at $2.8 million as of the closing dates for the sale of the GSS and plaNet businesses. Since the sale of the GSS and plaNet businesses, we have made no indemnification payments, and as of December 31, 2006, the indemnification liability was $2.8 million. It is not possible to predict the maximum potential amount of future payments we may be required to make under these indemnification agreements due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liabilities we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS and plaNet businesses, the difference would be reflected in the discontinued operations section of our Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2006. In addition, as a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is not significant.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Stockholders’ Equity

We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).

As of December 31, 2006, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2006	2005	2004	2003	1999-2002	Total
Shares repurchased	2,485	3,808	2,983	—	6,339	15,615
Total amount paid	$63,283	$72,968	$52,897	—	$199,710	$388,858
Weighted-average price per share	$25.46	$19.16	$17.73	—	$31.51	$24.90

As of December 31, 2006, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 14.4 million shares.

In addition to the above mentioned stock repurchases, during 2006, 2005, and 2004, we repurchased and then cancelled approximately 148,000 shares, 394,000 shares, and 174,000 shares for $3.7 million, $8.3 million, and $3.0 million, respectively, of common stock from our executive officers and employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

13. Equity Compensation Plans

The discussions below for our equity compensation plans include both continuing and discontinued operations.

Stock Incentive Plans

Background. Beginning in 2003, we began primarily granting restricted stock awards instead of stock options to employees and non-employee directors. Restricted stock awards offer employees and non-employee directors the opportunity to earn shares of our common stock over time, rather than stock options in which the right to purchase shares of our common stock at a set price is earned over time. Restricted stock awards are generally granted at no cost to the recipient. Because of the greater intrinsic value of the restricted stock at the grant date when compared to stock options, the number of equity awards granted under this compensation methodology is less than the number of equity awards granted when the primary equity awards were stock options.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock Incentive Plans. As of December 31, 2006, we have four stock incentive plans, as summarized below:

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1996 Plan (1)	—	—
1997 Director Plan (2)	—	—
2005 Plan (1)	12,400,000	11,842,000

Total stockholder approved	12,400,000	11,842,000
2001 Plan (3)	3,000,000	58,790

Total	15,400,000	11,900,790

(1)	The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted upon stockholder approval. The 2005 Plan replaced the 1996 Stock Incentive Plan (the “1996 Plan”). No further grants may be made under the 1996 Plan, but any stock awards outstanding under the 1996 Plan remain in effect in accordance with their respective terms. The shares available under the 2005 Plan have been reserved for issuance to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.
(2)	The Stock Option Plan for Non-Employee Directors (the “1997 Director Plan”) was adopted upon stockholder approval. As of December 31, 2006, the 1997 Director Plan terminated with respect to future grants, but any stock awards outstanding under the 1997 Director Plan remain in effect in accordance with their respective terms.
(3)	The 2001 Stock Incentive Plan (the “2001 Plan”) was adopted without stockholder approval. The shares available under the 2001 Plan have been reserved for issuance to eligible employees of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares available under the 2001 Plan may be granted to key employees of our company or its subsidiaries who are not: (i) officers or directors; (ii) “covered employees” for purposes of Section 162(m) of the Internal Revenue Code; or (iii) persons subject to Section 16 of the Securities Exchange Act of 1934.

Change in Control Provisions in Equity Awards Impacted by the GSS Business Sale. Certain equity awards held by key members of our management team included a change in control provision that was triggered upon the closing of the sale of the GSS Business (see Note 2). Such awards were held by our management team in both our continuing operations and in the plaNet and GSS businesses. The change in control provision resulted in accelerated vesting of approximately 218,000 shares of unvested stock options and approximately 391,000 shares of unvested restricted stock as of December 9, 2005, and thus, deferred stock-based compensation expense of $4.7 million related to the accelerated vesting of the equity awards was recorded as stock-based compensation expense in the fourth quarter of 2005. Of this amount, $3.8 million was included in restructuring charges and $0.9 million was included in discontinued operations.

Modifications to Stock-Based Awards. During 2005, we modified the terms of approximately 70,000 shares of unvested restricted stock held by two executive officers, and 75,000 unvested stock options held by one executive officer. The terms of the restricted stock awards were modified to include a provision which allows for full vesting of any unvested restricted stock upon an involuntary termination of employment without cause. Unless such an event occurs, the restricted stock will continue to vest as set forth in the original terms of the agreements. The terms of the stock option awards were modified to accelerate vesting of such awards to January 1, 2006 upon continuous employment with our company through such date.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the closing of the sale of the GSS Business, during 2005, we entered into separation agreements with two of our executive officers which included accelerated vesting provisions related to certain outstanding equity awards. Such provisions resulted in accelerated vesting of 85,000 shares of unvested restricted stock, and thus, deferred stock-based compensation expense of $1.2 million related to these awards was recorded as stock-based compensation expense in the fourth quarter of 2005. Of this amount, $0.4 million was included in restructuring charges and $0.8 million was included in discontinued operations.

Restricted Stock. Our restricted stock shares typically vest annually over four years. Unvested restricted stock shares are typically forfeited and cancelled upon termination of employment with our company. Certain shares of the restricted stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, and certain shares have other acceleration of vesting provisions related to retirement or termination of employment. There are no restrictions on these shares other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions). We generally issue new shares (versus treasury shares) to fulfill restricted stock award grants.

The fair value of each restricted stock award is determined by using the closing market price of our common stock on the grant date of the award and is charged to expense on a straight-line basis over the service period during which the award is deemed to be earned.

A summary of our unvested restricted stock activity during 2006 is as follows:

	2006
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, January 1, 2006	838,888	$19.04
Awards granted	758,000	23.15
Awards forfeited/cancelled	(40,153)	20.34
Awards vested	(413,434)	20.31

Unvested awards, December 31, 2006	1,143,301	$21.27

The weighted-average grant date fair value of restricted stock shares granted during 2006, 2005, and 2004 was $23.15 per share, $17.70 per share, and $17.60 per share, respectively. The total market value of restricted stock shares vesting during 2006, 2005, and 2004 was $10.2 million, $24.2 million, and $9.5 million, respectively.

Stock Options. Stock option awards are granted with an exercise price equal to the fair value of our common stock as of the date of the grant. Stock option awards typically vest over four years and have a maximum term of ten years. As discussed above, during 2003, we began primarily granting restricted stock awards instead of stock options to employees and non-employee directors. No stock options were awarded during 2006. All stock options awarded in 2005 were granted to certain GSS Business employees and were subsequently forfeited in 2005 upon the closing of the sale of the GSS Business as the GSS Business employees were considered terminated. There were no stock options awarded during 2004.

For purposes of the pro forma disclosure and compensation cost recorded under SFAS 123/SFAS 123R, the fair value of each stock option award was estimated on the date of grant using the Black-Scholes option-pricing model and was charged to expense on a straight-line basis over the service period during which the award was deemed to have been earned.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our stock option activity during 2006 is as follows:

	2006		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,455,963	$19.47
Granted	—	—
Exercised	(821,075)	13.40
Forfeited	(1,755)	14.70
Expired	(73,377)	26.45

Outstanding at December 31, 2006	559,756	$27.47	3.7 Years	$3,519,428

Options exercisable at December 31, 2006	554,506	$27.61	3.7 Years	$3,443,127

(1)	The aggregate intrinsic value represents stock options that were in-the-money as of December 31, 2006, and is calculated as the difference between the exercise price of the underlying awards and the closing market price of our common stock as of December 31, 2006.

The aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, during 2006, 2005, and 2004 was $9.6 million, $3.4 million, and $4.1 million, respectively. Cash received from stock option exercises during 2006, 2005, and 2004 was $10.7 million, $4.2 million, and $5.7 million, respectively.

1996 Employee Stock Purchase Plan

As of December 31, 2006, we had an employee stock purchase plan whereby 958,043 shares of our common stock have been reserved for sale to our employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. During 2006, 2005, and 2004, 40,570, 68,813, and 84,036 shares, respectively, were purchased under the plan for $0.9 million ($18.68 to $23.57 per share), $1.1 million ($13.85 to $20.43 per share), and $1.2 million ($11.90 to $17.60 per share), respectively. As of December 31, 2006, 382,515 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense as follows (in thousands):

	2006	2005	2004
Continuing operations	$12,214	$17,047	$10,620
Discontinued operations	—	3,311	4,266

Total stock-based compensation	$12,214	$20,358	$14,886

As of December 31, 2006, there was $17.0 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.8 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2006, 2005, and 2004, of $3.7 million, $7.7 million, and $5.6 million, respectively. The actual income tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for 2006, 2005, and 2004, totaled $4.9 million, $9.8 million, and $5.0 million, respectively.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2006:
Total revenues (1)	$92,960	$95,053	$98,450	$96,643
Operating income	22,201	21,792	22,530	19,948
Income from continuing operations before income taxes	24,931	25,169	26,714	24,155
Income tax provision (2)	(9,465)	(9,564)	(9,350)	(10,029)
Income from continuing operations	15,466	15,605	17,364	14,126
Discontinued operations, net of tax (3)	—	—	(3,760)	969
Net income	15,466	15,605	13,604	15,095
Basic earnings (loss) per common share:
Income from continuing operations	$0.33	$0.34	$0.37	$0.31
Discontinued operations, net of tax	—	—	(0.08)	0.02

Net income	$0.33	$0.34	$0.29	$0.33

Diluted earnings (loss) per common share:
Income from continuing operations	$0.33	$0.33	$0.37	$0.30
Discontinued operations, net of tax	—	—	(0.08)	0.02

Net income	$0.33	$0.33	$0.29	$0.32

2005:
Total revenues (4)	$93,176	$96,850	$94,092	$93,199
Operating income (5)(6)	20,950	24,750	24,235	6,498
Income from continuing operations before income taxes (5)(6)	19,377	23,818	23,143	6,623
Income tax provision	(6,975)	(8,574)	(8,331)	(2,339)
Income from continuing operations (5)(6)	12,402	15,244	14,812	4,284
Discontinued operations, net of tax (7)(8)	(3,821)	(6,697)	(1,310)	18,315
Net income	8,581	8,547	13,502	22,599
Basic earnings (loss) per common share:
Income from continuing operations	$0.25	$0.32	$0.32	$0.09
Discontinued operations, net of tax	(0.08)	(0.14)	(0.03)	0.39

Net income	$0.17	$0.18	$0.29	$0.48

Diluted earnings (loss) per common share:
Income from continuing operations	$0.25	$0.31	$0.31	$0.09
Discontinued operations, net of tax	(0.08)	(0.14)	(0.03)	0.38

Net income	$0.17	$0.17	$0.28	$0.47

(1)	As a result of Comcast’s and Time Warner’s acquisition of the former Adelphia customer accounts on July 31, 2006, our third quarter 2006 revenues include a net $1 million increase when compared to our revenues for the second quarter of 2006. This $1 million increase is attributed to $2.8 million of one-time revenues related to the Adelphia contract being recognized when the acquired customer accounts were transferred under our Comcast and Time Warner contracts in the third quarter of 2006, offset by $1.8 million of lower processing revenues beginning in August 2006, due to the Comcast and Time Warner contracts having lower per unit pricing than the Adelphia contract. Additionally, the total impact of these matters resulted in lower revenues of approximately $3.5 million in the fourth quarter of 2006 when compared to the third quarter of 2006.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The overall effective income tax rate was approximately 38% for 2006. In the first two quarters of 2006, the effective income tax rate was approximately 38% in each quarter, and for the third and fourth quarters of 2006, the effective income tax rates were 35% and 42%, respectively. The decrease in the effective income tax rate for the third quarter was primarily due to certain tax benefits being realized during the quarter. The increase in the effective income tax rate for the fourth quarter was primarily a result of a correction of minor income tax expense items from previous periods that were not considered material to the current or past periods, and thus were recorded in their entirety in the fourth quarter of 2006.
(3)	The third quarter of 2006 discontinued operations activity was primarily the result of a $6.0 million payment made to Comverse related to the settlement of a dispute over a joint tax election associated with the sale of our GSS Business to Comverse in December 2005 (see Note 2). The fourth quarter of 2006 discontinued operations activity resulted from the true-up of certain previously estimated state income tax items related to our former GSS Business that were made certain upon filing of the income tax returns in the fourth quarter.
(4)	The second quarter of 2005 revenues included one-time, non-recurring revenues of $2.3 million related to contract termination and client bankruptcy settlements.
(5)	The fourth quarter of 2005 results of operations included restructuring charges of $14.5 million (see Note 8).
(6)	Beginning with the first quarter through the fourth quarter of 2005, the quarterly results of operations included expense for retirement benefits for our former CEO of $4.2 million, $4.3 million, $0.2 million, and $0.2 million (see Note 11).
(7)	The second quarter of 2005 discontinued operations included restructuring charges of $6.1 million related primarily to the abandonment of a facility and the realignment of certain management and sales personnel in the GSS Business.
(8)	The fourth quarter of 2005 discontinued operations included the net pretax gain on disposals of $10.9 million (see Note 2).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2006. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report and is incorporated by reference.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Compensatory Arrangements of Certain Officers (as required by Section 5.02 of Form 8-K). On February 23, 2007, the following event occurred:

•	The Board of Directors approved the following annual base salaries and target bonus percentages for 2007 for the following executive officers:

•	Mr. Edward C. Nafus, Chief Executive Officer and President: base salary of $600,000 and target bonus percentage of 100% of base salary.

•	Mr. Peter E. Kalan, Executive Vice President of Business and Corporate Development: base salary of $425,000 and target bonus percentage of 75% of base salary.

•	Mr. Robert M. (“Mike”) Scott, Executive Vice President and Chief Operating Officer: base salary of $425,000 and target bonus percentage of 75% of base salary.

•	Mr. Randy R. Wiese, Executive Vice President and Chief Financial Officer: base salary of $325,000 and target bonus percentage of 65% of base salary.

•	Mr. Joseph T. Ruble, Executive Vice President, General Counsel & Corporate Secretary: base salary of $270,000 and target bonus percentage of 50% of base salary.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2007 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned “Executive Officers of the Registrant” included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2007 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2007 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2007 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2007 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 42.

(2) Financial Statement Schedules:

None. Any information required in the Financial Statement Schedules is provided in sufficient detail in our Consolidated Financial Statements and notes thereto.

(3) Exhibits

Exhibits are listed in the Exhibit Index on page 80.

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

CSG SYSTEMS INTERNATIONAL, INC.

By:	/s/ EDWARD C. NAFUS
Edward C. Nafus Chief Executive Officer (Principal Executive Officer)

Date:	March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/S/ BERNARD W. REZNICEK Bernard W. Reznicek	Chairman of the Board of Directors	March 1, 2007

/S/ EDWARD C. NAFUS Edward C. Nafus	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/S/ RANDY R. WIESE Randy R. Wiese	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/S/ DONALD B. REED Donald B. Reed	Director	March 1, 2007

/S/ JANICE I. OBUCHOWSKI Janice I. Obuchowski	Director	March 1, 2007

/S/ JAMES A. UNRUH James A. Unruh	Director	March 1, 2007

/S/ DONALD V. SMITH Donald V. Smith	Director	March 1, 2007

/S/ FRANK V. SICA Frank V. Sica	Director	March 1, 2007

/S/ RONALD COOPER Ronald Cooper	Director	March 1, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.28(8)	Asset Purchase Agreement by and between Lucent Technologies Inc., as Seller, and CSG Systems International, Inc., as Buyer, dated as of December 31, 2001

2.29(8)	Intellectual Property Agreement by and among Lucent Technologies Inc., Lucent Technologies GRL Corporation, Lucent Technologies Ireland Holding Limited and CSG Systems International, Inc., CSG Software Inc., CSG Technology Limited, effective as of February 28, 2002

2.30(8)	Software and Services Master Supply Agreement (North America) by and among Lucent Technologies Inc. and CSG Systems International, Inc. and CSG Software, Inc., dated as of February 28, 2002

2.31(8)	Software and Services Master Supply Agreement (International) by and among Lucent Technologies Inc. and CSG System International, Inc. and CSG Software, Inc., dated as of February 28, 2002

2.40(27)	Securities Purchase Agreement by and among, Comverse, Inc. as Purchaser, CSG Software, Inc., CSG Americas Holdings, Inc., CSG Netherlands BV, CSG Technology Limited, the Companies to be Acquired, and CSG Systems International, Inc. and CSG Netherlands CV, Acting Through its General Partner, CSG International Holdings, LLC, as Sellers, dated October 6, 2005

2.40A(27)	Amendment to Securities Purchase Agreement, dated December 9, 2005

2.40B(30)	Second Amendment to Securities Purchase Agreement dated December 9, 2005

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(22)	Revised Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

4.10(14)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.20(14)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

10.01(1)	CSG Systems International, Inc. 1995 Incentive Stock Plan

10.02(15)	CSG Employee Stock Purchase Plan

10.03(5)	CSG Systems International, Inc. 1996 Stock Incentive Plan

10.04(23)	CSG Systems International, Inc. 2005 Stock Incentive Plan

10.15(7)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16(34)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.20*(13)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

10.20A*(16)	First Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20B*(17)	Second Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20C*(21)	Fourth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.20D*(26)	Fifth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20E*(30)	Sixth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20F*(32)	Seventh Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20G*(33)	Eighth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22*(29)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C. effective November 1, 2005

10.22(A)*	First and Second Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.30(16)	$100,000,000 Credit Agreement among CSG Systems International, Inc., as Borrower, the Lenders from Time to Time Parties Hereto, Wells Fargo Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Keybank National Association as Co-Lead Arrangers and Co-Book Runners, dated as of September 21, 2004

10.39(4)	CSG Systems, Inc. Wealth Accumulation Plan, as amended November 16, 1999

10.40*(12)	Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated August 1, 2003

10.40A*(26)	First Amendment to Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated June 28, 2005

10.44(6)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.46(3)	Employment Agreement with Edward Nafus, dated November 17, 1998

10.46A(18)	First Amendment to Employment Agreement with Edward C. Nafus, dated January 11, 2005

10.46B(19)	Second Amendment to Employment Agreement with Edward C. Nafus, dated March 8, 2005

10.47(31)	Employment Agreement with Randy R. Wiese, dated April 25, 2006

10.48(5)	Employment Agreement with Peter Kalan, dated January 18, 2001

10.48A(32)	First Amendment to Employment Agreement with Peter Kalan, dated May 23, 2006

10.49(34)	Employment Agreement with Joseph T. Ruble, dated January 18, 2001

10.50(9)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.52(10)	Stock Option Cancellation Agreement with Peter E. Kalan, dated August 30, 2002

10.53(10)	Stock Option Cancellation Agreement with Edward C. Nafus, dated August 30, 2002

10.57(10)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 22, 2002

10.57A(18)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.58(10)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 30, 2002

10.58A(18)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.59(10)	Restricted Stock Award Agreement with Edward C. Nafus, dated August 30, 2002

Exhibit Number	Description
10.59A(18)	First Amendment to Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.64(18)	Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.65(18)	Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.66(18)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.67(18)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.68(20)	Restricted Stock Award with Robert M. Scott, dated March 25, 2005

10.70(25)	Employment Agreement with Robert M. Scott, dated June 6, 2005

10.72(26)	Restricted Stock Award Agreement with Edward C. Nafus, dated June 30, 2005

10.80(16)	Forms of Agreement for Equity Compensation

10.80A(26)	Forms of Agreement for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended for the year ended December 31, 1998.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 14, 2002.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated January 11, 2005.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 6, 2005.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 25, 2005.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2005.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 27, 2005.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) for the event dated December 9, 2004, filed on June 6, 2005.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) for the event dated March 6, 2005, filed on June 8, 2005.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 9, 2005.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) for the event dated December 9, 2005, filed on December 27, 2005.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated April 25, 2006.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.