Form 10-Q
period 2007-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2007-05-09
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Shares of common stock outstanding at May 4, 2007: 43,383,651

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2007

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208,703	$240,687
Short-term investments	158,883	174,803

Total cash, cash equivalents and short-term investments	367,586	415,490
Trade accounts receivable-
Billed, net of allowance of $1,577 and $1,143	103,100	110,020
Unbilled and other	5,926	5,555
Deferred income taxes	9,124	8,927
Other current assets	5,743	5,636

Total current assets	491,479	545,628
Property and equipment, net of depreciation of $66,418 and $66,656	25,102	23,680
Software, net of amortization of $33,302 and $32,989	7,412	7,725
Goodwill	14,150	14,228
Client contracts, net of amortization of $86,412 and $82,486	34,879	36,024
Deferred income taxes	15,955	19,617
Other assets	6,635	6,594

Total assets	$595,612	$653,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Client deposits	$23,396	$23,645
Trade accounts payable	17,206	15,509
Accrued employee compensation	12,481	20,962
Deferred revenue	19,710	17,586
Income taxes payable	3,043	3,651
Other current liabilities	12,645	10,158

Total current liabilities	88,481	91,511

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	8,208	8,632
Income taxes payable	4,036	—
Other non-current liabilities	4,871	5,619

Total non-current liabilities	247,115	244,251

Total liabilities	335,596	335,762

Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 44,333,634 and 46,831,643 shares outstanding	621	616
Additional paid-in capital	340,672	340,564
Treasury stock, at cost, 17,777,238 and 14,776,238 shares	(435,627)	(360,259)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	21	25
Unrecognized pension plan losses and prior service costs, net of tax	(852)	(852)
Accumulated earnings	355,181	337,640

Total stockholders' equity	260,016	317,734

Total liabilities and stockholders' equity	$595,612	$653,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)
Revenues:
Processing and related services	$89,609	$86,421
Software, maintenance and services	9,135	6,539

Total revenues	98,744	92,960

Cost of revenues:
Processing and related services	44,625	42,904
Software, maintenance and services	5,951	4,516

Total cost of revenues	50,576	47,420

Gross margin (exclusive of depreciation)	48,168	45,540

Operating expenses:
Research and development	13,712	9,901
Selling, general and administrative	11,028	9,937
Depreciation	2,868	2,352
Restructuring charges	106	1,149

Total operating expenses	27,714	23,339

Operating income	20,454	22,201

Other income (expense):
Interest expense	(1,786)	(1,885)
Interest and investment income, net	5,539	4,670
Other, net	62	(55)

Total other	3,815	2,730

Income from continuing operations before income taxes	24,269	24,931
Income tax provision	(8,494)	(9,465)

Income from continuing operations	15,775	15,466

Discontinued operations:
Income from discontinued operations	—	—
Income tax benefit	269	—

Discontinued operations, net of tax	269	—

Net income	$16,044	$15,466

Basic earnings (loss) per common share:
Income from continuing operations	$0.35	$0.33
Discontinued operations, net of tax	0.01	—

Net income	$0.36	$0.33

Diluted earnings (loss) per common share:
Income from continuing operations	$0.35	$0.33
Discontinued operations, net of tax	0.01	—

Net income	$0.36	$0.33

Weighted-average shares outstanding:
Basic	44,385	46,901
Diluted	44,715	47,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)
Cash flows from operating activities:
Net income	$16,044	$15,466
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	2,868	2,352
Amortization	4,534	4,031
Restructuring charge for abandonment of facilities	133	107
Gain on short-term investments	(1,438)	(65)
Deferred income taxes	3,543	2,088
Excess tax benefits from stock-based compensation awards	(460)	(941)
Stock-based employee compensation	1,975	2,834
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	6,549	(2,285)
Other current and non-current assets	(443)	(649)
Income taxes payable/receivable	5,385	7,668
Trade accounts payable and accrued liabilities	(4,727)	(12,051)
Deferred revenue	1,700	3,423

Net cash provided by operating activities	35,663	21,978

Cash flows from investing activities:
Net payments from the disposition of discontinued operations	—	(209)
Purchases of property and equipment	(4,290)	(1,974)
Proceeds from sale of aircraft held for sale	—	7,376
Purchases of short-term investments	(78,146)	(39,650)
Proceeds from sale/maturity of short-term investments	95,500	54,650
Acquisition of business, net of cash acquired	(700)	(20,478)
Acquisition of and investments in client contracts	(2,781)	(1,552)

Net cash provided by (used in) investing activities	9,583	(1,837)

Cash flows from financing activities:
Proceeds from issuance of common stock	420	2,676
Repurchase of common stock	(78,110)	(16,199)
Payments on acquired equipment financing	—	(190)
Excess tax benefits from stock-based compensation awards	460	941

Net cash used in financing activities	(77,230)	(12,772)

Net increase (decrease) in cash and cash equivalents	(31,984)	7,369
Cash and cash equivalents, beginning period	240,687	346,113

Cash and cash equivalents, end of period	$208,703	$353,482

Supplemental disclosures of cash flow information:
Net cash paid (received) during the period for—
Interest	$95	$97
Income taxes	(705)	10

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the expected results for the entire year ending December 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Condensed Consolidated Financial Statements. The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the three months ended March 31, 2007 and 2006 was $48.6 million and $48.2 million, respectively.

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2007 and December 31, 2006 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. Short-term investments are considered "available-for-sale" in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and thus are stated at fair value in our accompanying Condensed Consolidated Balance Sheets. As of March 31, 2007 and December 31, 2006, the fair value of our long-term debt, based upon quoted market prices, was approximately $248 million and $264 million, respectively. As of March 31, 2007 and December 31, 2006, the fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, was $0.2 million and $0.3 million, respectively.

Income Taxes. Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

As a result of the implementation of FIN 48, we recognized reductions in our liability for unrecognized income tax benefits related to our continuing operations and discontinued operations of $0.3 million and $1.2 million, respectively, which were accounted for as an increase to our January 1, 2007 retained earnings balance. As of January 1, 2007, the total amount of unrecognized income tax benefits related to our continuing operations and discontinued operations totaled $2.7 million and $2.1 million, respectively, which included $0.4 million of income tax-related accrued interest. If recognized, the total amount of unrecognized income tax benefits as of the date of adoption related to our continuing operations, or $2.7 million, would affect our continuing operations’ effective tax rate. We recognize income-tax related interest and penalties as part of income tax expense. We do not anticipate a significant change in our liability for unrecognized income tax benefits within the next twelve months.

We file income tax returns primarily in the U.S. Federal jurisdiction and in various state jurisdictions. As of March 31, 2007, the U.S. Federal statute of limitations has expired for years prior to 2004, and the statute of limitations has expired in our major state jurisdictions of Nebraska, Colorado and Florida for years prior to 2003, 2002, and 2003, respectively.

Accounting Pronouncement Issued But Not Yet Effective. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to choose to measure various financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for us on January 1, 2008. We are currently in the process of analyzing the impact of adopting SFAS 159, but do not expect its adoption to have a significant impact on our financial statements.

3.	DISCONTINUED OPERATIONS

In December 2005, we closed on agreements to sell: (i) our Global Software Services business (the “GSS Business”) to Comverse, Inc., a division of Comverse Technology, Inc.; and (ii) our plaNet Consulting business (the “plaNet Business”) to a group of private investors led by the plaNet management team. As a result, we have activity reflected as discontinued operations in the accompanying Condensed Consolidated Statements of Income. Cash flows have not been segregated between continuing operations and discontinued operations in the accompanying Condensed Consolidated Statements of Cash Flows.

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

4.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).

A summary of the shares repurchased during the three months ended March 31, 2007 and 2006 under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Shares repurchased	3,001	669
Total amount paid	$75,367	$15,000
Weighted-average price per share	$25.11	$22.44

As of March 31, 2007, the total shares repurchased under the Stock Repurchase Program since its inception in August 1999 is 18.6 million shares, at a total repurchase price of $464.2 million (a weighted-average price of $24.94 per share). As of March 31, 2007, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 11.4 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the three months ended March 31, 2007 and 2006, we repurchased and then cancelled approximately 106,000 shares and 54,000 shares for $2.7 million, and $1.2 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Stock-Based Awards. Beginning in 2003, we began primarily granting restricted stock awards instead of stock options to employees and non-employee directors under our equity compensation plans. A summary of our unvested restricted stock activity during the three months ended March 31, 2007 is as follows:

Three Months Ended March 31, 2007
Shares
Unvested awards, January 1, 2007	1,143,301
Awards granted	582,550
Awards forfeited/cancelled	(2,499)
Awards vested	(297,988)

Unvested awards, March 31, 2007	1,425,364

Included in the awards granted during the three months ended March 31, 2007, are 96,250 restricted stock shares issued to key members of management (primarily members of executive management) that vest in equal installments over one to three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives (“Performance-Based Awards”). The Performance-Based Awards are contingent upon stockholder approval of the financial performance and stock price objectives established in the awards at our May 2007 annual meeting of stockholders. The Performance-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment. The restricted stock shares related to the Performance-Based Awards have been included in our shares outstanding as of March 31, 2007, but will not be considered granted under SFAS No. 123 (revised 2004), “Share-Based Payment”, until such time as stockholder approval has been obtained. As a result, no stock-based compensation expense has been recorded related to the Performance-Based Awards during the three months ended March 31, 2007.

All other unvested restricted stock shares granted during the three months ended March 31, 2007 generally vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, and certain shares have other acceleration of vesting provisions related to retirement.

We recorded stock-based compensation expense of $2.0 million and $2.8 million during the three months ended March 31, 2007 and 2006, respectively.

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

No reconciliation of the basic and diluted EPS numerators is necessary for the three months ended March 31, 2007 and 2006, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Three Months Ended March 31,
	2007	2006
Basic common shares outstanding	44,385	46,901
Dilutive effect of stock options	90	286
Dilutive effect of unvested restricted stock	240	222
Dilutive effect of Convertible Debt Securities	—	—

Diluted common shares outstanding	44,715	47,409

Potentially dilutive common shares related to stock options and unvested shares of restricted stock of 0.3 million for each of the three months ended March 31, 2007 and 2006, respectively, were excluded from the computation of diluted EPS as their effect was antidilutive.

Upon conversion, we will settle the $230 million principal amount of our Convertible Debt Securities in cash, and have the option to settle our conversion obligation, to the extent it exceeds the principal amount, in our common stock, cash or any combination of our common stock and cash. As a result, the Convertible Debt Securities have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $26.77 per share. The current effective conversion price of $26.77 per share may be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases by us of our common stock pursuant to a self-tender offer or exchange offer.

6.	COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$16,044	$15,466
Other comprehensive loss, net of tax, if any:
Unrealized loss on short-term investments	(4)	(43)

Comprehensive income	$16,040	$15,423

7.	DEBT

Our long-term debt as of March 31, 2007 and December 31, 2006 consists of our Convertible Debt Securities. As of March 31, 2007: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders; and (ii) we are in compliance with the provisions of the bond indenture related to the Convertible Debt Securities.

As of March 31, 2007, and as it relates to our $100 million 2004 Revolving Credit Facility, we: (i) have made no borrowings; (ii) are in compliance with the financial ratios and other covenants; and (iii) have the entire $100 million available to us.

8.	LONG-LIVED ASSETS

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of March 31, 2007 and December 31, 2006, the carrying values of these assets were as follows (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$121,291	$(86,412)	$34,879	$118,510	$(82,486)	$36,024
Software	40,714	(33,302)	7,412	40,714	(32,989)	7,725

Total	$162,005	$(119,714)	$42,291	$159,224	$(115,475)	$43,749

The total amortization expense related to intangible assets for the three months ended March 31, 2007 and 2006 was $4.2 million and $3.7 million, respectively. Based on the March 31, 2007 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2007 – $17.1 million; 2008 – $17.0 million; 2009 – $4.7 million; 2010—$4.0 million; and 2011 – $1.8 million.

9.	COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2007, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

Indemnifications Related to Sold Businesses. In conjunction with the sale of the GSS and plaNet businesses in December 2005, we provided certain indemnifications to the buyers of these businesses which are considered routine in nature (such as employee, tax, or litigation matters that occurred while these businesses were under our ownership). Under the provisions of these indemnification agreements, payment by us is conditioned on the other party making a claim pursuant to the procedures in the indemnification agreements, and we are typically allowed to challenge the other party’s claims. In addition, certain of our obligations under these indemnification agreements are limited in terms of time and/or amounts, and in some cases, we may have recourse against a third party if we are required to make certain indemnification payments.

We estimated the fair value of these indemnifications at $2.8 million as of the closing dates for the sale of the GSS and plaNet businesses. Since the sale of the GSS and plaNet businesses, we have made no indemnification payments, and as of March 31, 2007, the indemnification liability was $2.8 million. It is not possible to predict the maximum potential amount of future payments we may be required to make under these indemnification agreements due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liabilities we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS and plaNet businesses, the difference would be reflected in the discontinued operations section of our Condensed Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2007. In addition, as a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is not significant.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006 (our “2006 10-K”).

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

Management Overview of Quarterly Results

Our Company. We are a leading provider of outsourced billing, customer care and print and mail solutions and services supporting the North American communications market. Our solutions support some of the world’s largest and most innovative providers of bundled multi-channel video, Internet, and IP-based services. Our combination of solutions, services and expertise ensures that communication providers can continue to rapidly launch new service offerings, improve operational efficiencies and deliver a high-quality customer experience in a competitive and ever-changing marketplace.

A summary of our results of operations for the first quarter of 2007 is as follows:

•

Our revenues for the first quarter of 2007 were $98.7 million, up 6.2% when compared to $93.0 million for the same period in 2006, and up 2.2% when compared to $96.6 million for the fourth quarter of 2006, primarily as a result of increased utilization of our new and existing products and services by our clients.

•

Our operating expenses for the first quarter of 2007 were $78.3 million, up 10.6% when compared to $70.8 million for the same period in 2006, and up 2.1% when compared to $76.7 million for the fourth quarter of 2006.

•	The year-over-year increase in operating expenses relates primarily to an increase in employee-related costs, primarily as a result of increases in staff levels between periods.

•

The increase in operating expenses between the fourth quarter of 2006 and the first quarter of 2007 is primarily due to an increase in employee-related costs as a result of an increase in staff levels between periods and an increase in certain variable costs as a result of an increase in revenues. These increases are offset to a certain degree by a decrease in our stock-based compensation expense for the quarter, as discussed below.

The increase in staff levels between the above mentioned periods is to address our various growth initiatives, to include the significant investment we are making in research and development at this time, as discussed below.

•

Income from continuing operations (net of tax) for the first quarter of 2007 was $15.8 million, or $0.35 per diluted share, an increase of 2.0% when compared to $15.5 million, or $0.33 per diluted share, for the same period in 2006, and an increase of 11.7% when compared to $14.1 million, or $0.30 per diluted share for the fourth quarter of 2006. The sequential quarterly increase in income from continuing operations is due primarily to the fourth quarter of 2006 having an effective income tax rate of 42% as compared to the first quarter of 2007 effective income tax rate of 35%.

•

Net income (which includes the results of discontinued operations, as applicable) for the first quarter of 2007 was $16.0 million, or $0.36 per diluted share, an increase of 3.7% when compared to $15.5 million, or $0.33 per diluted share, for the same period in 2006, and an increase of 6.3% when compared to the fourth quarter of 2007 net income of $15.1 million, or $0.32 per diluted share.

•

Net income for the first quarter of 2007 includes stock-based compensation expense of $2.0 million, depreciation expense of $2.9 million, and amortization of intangible assets of $4.2 million. These non-cash charges totaled $9.1 million (pretax impact), or $0.13 per diluted share. Net income for the first quarter of 2006 includes stock-based compensation expense of $2.8 million, depreciation expense of $2.4 million and amortization of intangible assets of $3.7 million. These non-cash charges totaled $8.9 million (pretax impact), or $0.12 per diluted share.

•

We continue to generate strong cash flows from our operations. As of March 31, 2007, we had cash, cash equivalents, and short-term investments of $367.6 million, as compared to $415.5 million as of December 31, 2006, with the $47.9 million decrease between periods primarily attributed to the repurchase of 3.0 million shares of our common stock for $75.4 million, discussed in further detail below, offset to a certain degree by cash generated from our operations.

Cash flows from operating activities for the first quarter of 2007 were $35.7 million, compared to $22.0 million for the first quarter of 2006, and $28.9 million for the fourth quarter of 2006, with the first quarter of 2007 being positively impacted by approximately $10 million as we received an unanticipated monthly processing invoice payment from a key client before quarter end. See the “Liquidity” section below for further discussion.

Other key statistics for the quarter were as follows:

•

Total customer accounts processed on our systems as of March 31, 2007 were 45.4 million, a slight increase from 45.0 million as of March 31, 2006 and unchanged from the number of customer accounts processed as of December 31, 2006. The annualized revenue per processing unit (“ARPU”) for the first quarter of 2007 was $7.90, compared to $7.66 for the first quarter of 2006, and $7.72 for the fourth quarter of 2006.

•

As of March 31, 2007, approximately 90% of the cable customer accounts processed on our systems have been successfully migrated to our Advanced Convergent Platform (“ACP”). We expect to migrate the remaining cable customer accounts to the ACP platform by the end of 2007. See the “Business” section of our 2006 10-K for additional discussion of this effort.

•

During the first quarter of 2007, we repurchased 3.0 million shares of our common stock, for $75.4 million (a weighted average price of $25.11 per share). This brings our total share repurchases towards our planned $350 million stock repurchase amount to $117.8 million, leaving $232.2 million left on this buyback commitment.

Significant Client Relationships

Client Concentration. As discussed above, the North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues is generated from a limited number of clients. For the three months ended December 31, 2006 and March 31, 2007, over 70% of our total revenues were generated from our four largest clients, which include Comcast Corporation (“Comcast”), EchoStar Communications Corporation (“EchoStar”), Time Warner Inc. (“Time Warner”), and Charter Communications (“Charter”). Revenues from these clients represented the following percentages of our total revenues for the three months ended March 31, 2007, December 31, 2006, and March 31, 2006:

	Three Months Ended
	March 31, 2007	December 31, 2006	March 31, 2006
Comcast (1)	29%	26%	24%
EchoStar	21%	20%	19%
Time Warner	12%	14%	10%
Charter	9%	11%	10%

(1)	The increase in our percentage of revenues generated from Comcast for the three months ended March 31, 2007 is primarily due to the movement of additional customer accounts, who were already on our systems, to Comcast’s ownership in the first quarter, as well as additional special project work we performed for Comcast during the quarter. We expect the percentage of our total revenues to be generated from Comcast for 2007 to range between 26-28%.

As of March 31, 2007, December 31, 2006, and March 31, 2006, the percentages of net billed accounts receivable balances attributable to our largest clients were as follows:

	As of
	March 31, 2007	December 31, 2006	March 31, 2006
Comcast	28%	27%	21%
EchoStar	25%	29%	30%
Time Warner	9%	10%	9%
Charter	13%	10%	11%

See our 2006 10-K for additional discussion of our business relationships with the above mentioned significant clients.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the following income statement captions for the three months ended March 31, 2007, December 31, 2006, and March 31, 2006 was as follows (in thousands):

	Three Months Ended
	March 31, 2007	December 31, 2006	March 31, 2006
Continuing operations:
Cost of processing and related services	$593	$1,070	$1,052
Cost of software, maintenance and services	148	183	161
Research and development	186	410	303
Selling, general and administrative	1,048	1,437	1,318

Total stock-based compensation expense	$1,975	$3,100	$2,834

The decrease in stock-based compensation expense in for the three months ended March 31, 2007 when compared to the other two periods in the above table relates primarily to a significant number of restricted stock awards becoming fully vested in late December 2006. However, as a result of the restricted stock award grants in the first quarter of 2007 (see Note 4 to our Financial Statements), we expect the quarterly stock-based compensation expense in the near term to be comparable to the most recent past quarters.

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

We have identified the most critical accounting policies that affect our financial condition and results of operations. The critical accounting policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) loss contingencies; (v) income taxes; and (vi) capitalization of internal software development costs. These critical accounting policies and our other significant accounting policies are discussed in greater detail in our 2006 10-K.

Results of Operations

Total Revenues. Total revenues for the three months ended March 31, 2007 increased 6.2% to $98.7 million, from $93.0 million for the three months ended March 31, 2006. The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the three months ended March 31, 2007 increased $3.2 million or 3.7% to $89.6 million, from $86.4 million for the three months ended March 31, 2006. The increase in processing and related services revenues between periods is primarily a result of the following: (i) increased utilization of new and existing products and services by our clients, to include such things as higher usage of marketing services and various ancillary customer care solutions, which include things such as order workflow tools, professional services, system interfaces, and reporting tools; and to a lesser degree (ii) annual contractual price escalators for certain client contracts.

Additional information related to processing and related services revenues is as follows:

•

Amortization of the client contracts intangible asset (reflected as a reduction of processing and related services revenues) for the three months ended March 31, 2007 and 2006 was $3.6 million and $3.4 million, respectively.

•	Total customer accounts processed on our systems as of March 31, 2007 were 45.4 million, up slightly when compared to 45.0 million as of March 31, 2006 and unchanged from December 31, 2006.

•

The ARPU for the first quarter of 2007 was $7.90, compared to $7.66 for the first quarter of 2006 and $7.72 for the fourth quarter of 2006. The sequential increase in ARPU relates primary to a general increase in several revenue components as noted above.

Software Maintenance and Services Revenues. Software, maintenance and services revenues for the three months ended March 31, 2007 increased $2.6 million or 39.7% to $9.1 million, from $6.5 million for the three months ended March 31, 2006. The increase in software, maintenance and services revenues is primarily due to 2007 having three months of revenues generated as a result of the Telution acquisition in March 2006 as compared to only one month in 2006. Software, maintenance and services revenues for the three months ended December 31, 2006 were $9.3 million.

Cost of Revenues. See our 2006 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the three months ended March 31, 2007 increased $1.7 million or 4.0% to $44.6 million, from $42.9 million for the three months ended March 31, 2006, with this expense increase consistent with the increase in revenues between these periods, evidenced by the relatively flat gross margins between periods. The gross margin percentage for processing and related services was 50.2% for the three months ended March 31, 2007, as compared to 50.4% for the three months ended March 31, 2006.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the three months ended March 31, 2007 increased 31.8% to $6.0 million, from $4.5 million for the three months ended March 31, 2006. The increase between periods is primarily due to 2007 having three months of expenses related to Telution as compared to only one month in 2006, to include the amortization of the Telution acquired intangible assets.

The gross margin percentage for software, maintenance and services was 34.9% for the three months ended March 31, 2007, as compared to 30.9% for the three months ended March 31, 2006. The increase in gross margin percentage is primarily attributed to the change in mix of these revenues between periods.

Gross Margin (Exclusive of Depreciation). The overall gross margin percentage (exclusive of depreciation) for the three months ended March 31, 2007 was 48.8%, relatively consistent when compared to 49.0% for the three months ended March 31, 2006.

Research and Development (“R&D”) Expense. R&D expense for the three months ended March 31, 2007 increased 38.5% to $13.7 million, from $9.9 million for the three months ended March 31, 2006. The increase between periods is primarily due to an increase in employee-related costs, as more employees were being dedicated to R&D efforts. As a percentage of total revenues, R&D expense was 13.9% for the three months ended March 31, 2007, compared to 10.7% for the three months ended March 31, 2006. We did not capitalize any internal software development costs during the three months ended March 31, 2007 and 2006.

Our more recent R&D efforts involve the ongoing evolution of our ACP platform and related software products, to include the integration of the acquired Telution assets and the utilization of new software technologies. The continued evolution of ACP is in response to market demands that our products have architectural flexibilities and features that are more easily integrated with other computer systems, which will enhance our ability to expand the capabilities and features of our products on a more timely basis, including those necessary to service new and expanded product offerings (e.g., Voice over IP, and voice and HSI services to small-medium businesses, or “commercial services”, etc.). These R&D efforts will also allow us to separate certain software components that have historically been tightly integrated with the ACP platform, so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, to include the possible use of our products across non-CSG customer care and billing systems. At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. In the near term, we expect that the percentage of our total revenues spent on R&D to be relatively consistent with the first quarter of 2007 which reflected R&D expenses as a percentage of total revenues of 13.9%, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the three months ended March 31, 2007 increased 11.0% to $11.0 million, from $9.9 million for the three months ended March 31, 2006. The increase in SG&A expense is primarily due to an increase in employee-related costs, primarily as a result of an increase in number of employees and the impact of annual merit wage increases. As a percentage of total revenues, SG&A expense was 11.2% for the three months ended March 31, 2007, compared to 10.7% for the three months ended March 31, 2006.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2007 increased 21.9% to $2.9 million, compared to $2.4 million for the three months ended March 31, 2006. The increase in depreciation expense is due to our increase in capital expenditures in the latter part of 2006 and in the first quarter of 2007. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income and diluted earnings per share, for the three months ended March 31, 2007 and 2006 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended
	March 31,
	2007	2006
Involuntary employee terminations	$(29)	$1,087
Facility abandonments	135	109
Other	—	(47)

Total restructuring charges	$106	$1,149

Impact of restructuring charges on results of operations (i.e. have reduced operating results):
Net income	$69	$713

Diluted earnings per share	$0.00	$0.02

The involuntary employee termination expense during 2006 relates primarily to retention and severance costs related to personnel working on the terminated FairPoint Communications, Inc. outsourced processing services contract.

Operating Income. Operating income for the three months ended March 31, 2007 was $20.5 million, or 20.7% of total revenues, compared to $22.2 million, or 23.9% of total revenues for the three months ended March 31, 2006. The decrease in operating income between periods is primarily due to an overall increase in R&D expenditures, as discussed above, and is reflective of our commitment to expand our R&D and related support function expenses in order to address the opportunities we see with our clients’ changing business needs. Our operating income margin for the fourth quarter of 2006 was 20.6%, consistent with that of the first quarter of 2007.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of operating income for the three months ended March 31, 2007 and 2006 were $9.1 million and $8.9 million, respectively.

Interest and Investment Income, net. Interest and investment income for the three months ended March 31, 2007 increased $0.8 million, to $5.5 million, from $4.7 million for the three months ended March 31, 2006, primarily due to an increase in the returns on invested funds.

Income Tax Provision. Income tax provision for the three months ended March 31, 2007 was $8.5 million, or an effective income tax rate of 35%, compared to an income tax provision of $9.5 million, or an effective income tax rate of 38% for the three months ended March 31, 2006. The decrease in the effective income tax rate between periods is primarily due to the recognition of certain income tax benefits during the quarter primarily as the result of the expiration of a U.S. Federal statute of limitation in the first quarter of 2007. For the full year of 2007, we estimate that our overall effective income tax rate will range between 36% and 38%.

As of March 31, 2007, our $25.1 million of net deferred income tax assets represented approximately 4% of total assets. We continue to believe that sufficient taxable income will be generated in the future in order to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Liquidity

Cash and Liquidity

As of March 31, 2007, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $367.6 million, compared to $415.5 million as of December 31, 2006. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, we have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of March 31, 2007, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had the entire $100 million available to us.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with accounting principles generally accepted in the U.S., beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), and then factoring in the impact of changes in working capital items. See our 2006 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows from operating activities, broken out between operations and changes in working capital assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Working Capital Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2006:
March 31	$25,872	$(3,894)	$21,978
June 30 (1)	29,358	9,393	38,751
September 30	31,489	(2,937)	28,552
December 31	29,549	(680)	28,869
2007:
March 31 (2)	27,199	8,464	35,663

(1)	Cash flows from operating activities for the second quarter of 2006 were positively impacted by favorable changes in working capital items during the quarter, primarily related to the reduction in the accounts receivable balance.
(2)	Cash flows from operating activities for the first quarter of 2007 were positively impacted by approximately $10 million as we received a monthly processing invoice payment from a key client before quarter end. As a result, we received four monthly processing invoice payments from this key client during the first quarter of 2007, as compared to three monthly processing invoice payments in all other quarters presented above.

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

Significant fluctuations in key working capital items between December 31, 2006 and March 31, 2007 that impacted our cash flows from operating activities are as follows:

Billed Trade Accounts Receivable

Management of our billed trade accounts receivable is one of the primary factors in maintaining strong quarterly cash flows from operating activities. Our billed trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, we evaluate our performance in collecting our accounts receivable through our calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding ("DSO") calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period.

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated periods, and our DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2006:
March 31	$110,415	$(1,008)	$109,407	60
June 30 (1)	97,404	(1,059)	96,345	63
September 30 (1)	108,707	(1,143)	107,564	62
December 31	111,163	(1,143)	110,020	64
2007:
March 31 (2)	104,677	(1,577)	103,100	63

(1)	The change in gross and net billed trade accounts receivable between March 31, 2006, June 30, 2006, and September 30, 2006 relates primarily to fluctuations in the timing of invoicing and payments from certain clients at or around each quarter end.
(2)	The decrease in gross and net billed trade accounts receivable at March 31, 2007 is due primarily to the receipt of a monthly processing invoice payment from a key client of approximately $10 million before quarter end.

Deferred Income Taxes

The net decrease of $3.4 million in total deferred income tax assets from $28.5 million as of December 31, 2006 to $25.1 million as of March 31, 2007 primarily relates to the increase in deferred tax liabilities related to our Convertible Debt Securities and amortization of intangible assets for tax purposes.

Accrued Employee Compensation

Accrued employee compensation decreased $8.5 million, from $21.0 million as of December 31, 2006 to $12.5 million as of March 31, 2007 primarily as a result of the payment of the 2006 management bonuses in March 2007.

Income Taxes Payable

Total income taxes payable increased $3.4 million, from $3.7 million as of December 31, 2006 to $7.1 million as of March 31, 2007 primarily the result of timing differences between the income taxes accrued and the income taxes paid during the first quarter of 2007. In addition, as the result of adopting FIN 48 effective January 1, 2007 (see Note 2 to our Financial Statements), we reclassified $4.0 million of our income taxes payable balance to non-current liabilities, representing that portion of the income taxes payable balance that is not anticipated to be settled within twelve months.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below:

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. These short-term investments are readily convertible back into cash. During the three months ended March 31, 2007, we purchased $78.1 million and sold (or had mature) $95.5 million of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the three months ended March 31, 2007 and 2006 for property and equipment, and investments in client contracts, excluding the acquisition of Telution, were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Property and equipment	$4,290	$1,974
Client contracts	2,781	1,552

The property and equipment expenditures during the first three months of 2007 consisted principally of computer hardware and related equipment, and other internal infrastructure items.

The investments in client contracts for the three months ended March 31, 2007 and 2006 relate primarily to client incentive payments ($2.5 million and $1.2 million respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($0.3 million and $0.4 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock.

Repurchase of Common Stock. As discussed above, during the three months ended March 31, 2007 and 2006, we repurchased shares of our common stock under the guidelines of the Stock Repurchase Program for $75.4 million and $15.0 million, respectively. In addition, outside of the Stock Repurchase Program, during the three months ended March 31, 2007 and 2006, we repurchased from our employees and then cancelled approximately 106,000 shares and 54,000 shares of our common stock for $2.7 million and $1.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

As of March 31, 2007, we had $367.6 million of cash, cash equivalents, and short-term investments available to fund our operations, and we expect to generate material amounts of additional cash during the remainder of 2007. The following are the key items to consider in assessing our sources and uses of capital resources as of March 31, 2007:

•

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarter of 2007, we repurchased 3.0 million shares of our stock, at a total price of $75.4 million, or $25.11 per share, under our Stock Repurchase Program. As a result, as of March 31, 2007, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 11.4 million shares.

In July 2006, we announced our intention to specifically repurchase $350 million of our outstanding common stock under our Stock Repurchase Program and in August 2006, we established a new Rule 10b5-1 Plan to facilitate this repurchase amount. From August 2006 through March 31, 2007, we have repurchased 4.6 million shares of our common stock for $117.8 million (a weighted-average price of $25.73 per share) toward this planned repurchase amount, leaving $232.2 million left to be repurchased towards this $350 million commitment.

The number of shares repurchased under our new Rule 10b5-1 Plan is primarily based upon predetermined factors established by management of our company. These factors are evaluated on a periodic basis for possible adjustment. Over time, there will likely be some variability around the share repurchases due to changing market conditions. Although the quarterly pace at which we repurchase our shares, and the ultimate time period to complete this planned share buyback amount, cannot be reasonably estimated due to various market factors, to include the impact of our stock price, it is reasonably likely that we will spend material amounts of our capital resources on our buyback program in the near term.

•

Purchases of Property and Equipment. In the first three months of 2007, we spent $4.3 million on property and equipment. For 2007, we expect to spend approximately $15 to $18 million on capital expenditures. As of March 31, 2007, we have made no significant capital commitments.

•

Convertible Debt Securities. Our Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. Holders of the Convertible Debt Securities can convert their securities: (i) at any time the price of our common stock trades over $34.80 per share (130% of the $26.77 effective conversion price) for a specified period of time; (ii) at any time the trading price of the Convertible Debt Securities fall below 98% of the average conversion value for the Convertible Debt Securities for a specified period of time; (iii) upon us exercising our right to redeem the Convertible Debt Securities at any time after June 20, 2011; (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control (as defined in the Bond Indenture); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. We do not expect any of the conversion triggers to occur during the next 12 months. As a result, in the near-term, we expect our annual debt service costs related to the Convertible Debt Securities to be limited to the annual interest payments of $5.8 million.

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

•

2004 Revolving Credit Facility. The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of March 31, 2007, we had made no borrowings under the 2004 Revolving Credit Facility, and at this time, we do not expect to make any borrowings under the 2004 Revolving Credit Facility during 2007. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of March 31, 2007, the commitment fee rate was 37.5 basis points per annum. As of March 31, 2007, we had 100%, or $100 million, of the 2004 Revolving Credit Facility available to us.

In summary, we expect to continue to repurchase our outstanding common stock under our Stock Repurchase Program. We also expect to continue to make investments in client contracts, capital equipment, and R&D. In addition, as part of our growth strategy, we are continually evaluating potential business and asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that: (i) our current cash and short-term investments balance, together with cash expected to be generated from future operating activities (including the impact of our plan to complete the remaining amount of our stock repurchase commitment of approximately $232 million); (ii) the amount available under the 2004 Revolving Credit Facility; and (iii) other possible sources of additional debt are available to us, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the three months ended March 31, 2007, was 10.42:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As discussed in our 2006 10-K, we are exposed to market risks related to changes in interest rates, and fluctuations and changes in the market value of our short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of March 31, 2007, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2007, and December 31, 2006 were $208.7 million and $240.7 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2007 and December 31, 2006 were $158.9 million and $174.8 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

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

The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately 70% of our revenues being generated from our four largest clients, which are (in order of size) Comcast, EchoStar, Time Warner, and Charter. See our 2006 10-K for a brief summary of our business relationship with each of these clients.

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

Historically, a substantial percentage of our total revenues have been generated from our core outsourced processing product, ACP and its components, and also related services. These products and services are expected to continue to provide a large percentage of our total revenues in the foreseeable future. Any significant reduction in demand for ACP and related services could have a material adverse effect on our financial condition and results of operations, including possible impairment to intangible assets.

We May Not Be Able to Respond to the Rapid Technological Changes in Our Industry.

The market for customer care and billing systems is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon the continued market acceptance of our products, especially ACP and its components, and our ability to continuously adapt, modify, maintain, and operate our products to address the increasingly complex and evolving needs of our clients, without sacrificing the reliability or quality of the products. In addition, the market is demanding that our products have architectural flexibilities and features that are more easily integrated with other computer systems, and that we are able to meet the demands for technological advancements to our products and services at a greater pace. Attempts to meet these demands subjects our R&D efforts to greater risks.

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

There is an inherent risk in the successful development, implementation, migration, and operations of our products and services as the technological complexities, and the pace at which we must deliver these products and services to market, continues to increase. The risk of making an error that causes significant operational disruption to a client increases proportionately with the frequency and complexity of changes to our products and services. There can be no assurance:

•	of continued market acceptance of our products and services;

•	that we will be successful in the development of product enhancements or new products that respond to technological advances or changing client needs at the pace the market demands; or

•	that we will be successful in supporting the implementation, migration and/or operations of product enhancements or new products without causing a significant disruption to our clients operations.

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

Client Bankruptcies Could Adversely Affect Our Business, and Any Accounting Reserves We Have Established May Not Be Sufficient.

In the past, certain of our clients have filed for bankruptcy protection. Companies involved in bankruptcy proceedings pose greater financial risks to us, consisting principally of possible claims of preferential payments for certain amounts paid to us prior to the bankruptcy filing date, as well as increased collection risk for accounts receivable, particularly those accounts receivable that relate to periods prior to the bankruptcy filing date. We consider such risks in assessing our revenue recognition and the collection of accounts receivable related to our clients that have filed for bankruptcy protection, and for those clients that are seriously threatened with a possible bankruptcy filing. We establish accounting reserves for our estimated exposure on these items. However, there can be no assurance that our accounting reserves related to this exposure will be adequate. Should any of the factors considered in determining the adequacy of the overall reserves change adversely, an adjustment to the accounting reserves may be necessary. Because of the potential significance of this exposure, such an adjustment could be material.

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

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management's attention to the assimilation of acquired operations and personnel; and (iv) potential adverse effects on a company's operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve revenue targets; (b) the inability to achieve certain operating synergies; (c) charges related to purchased in-process R&D projects; (d) costs incurred to exit current or acquired contracts or activities; (e) costs incurred to service any acquisition debt; and (f) the amortization or impairment of intangible assets.

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

Our products and services are generally delivered through a variety of computing environments operated by us, which are collectively referred to herein as “Systems.” We provide such computing environments through both out-sourced arrangements, such as our data processing arrangement with FDC, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which are collectively referred to herein as “Networks.” Our products and services are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the continuous availability and uncompromised security of our Networks and Systems to conduct their business operations.

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

The following table presents information with respect to purchases of company common stock made during the three months ended March 31, 2007 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
January 1 – January 31	1,184,850	$25.48	1,098,400	13,286,266
February 1 – February 28	834,477	25.10	820,000	12,466,266
March 1 – March 31	1,087,477	24.81	1,082,600	11,383,666

Total	3,106,804	$25.14	3,001,000

[1]	Our Board of Directors have authorized us to repurchase up to 30 million shares of our common stock under the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date.
[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans

Item 3.	None

Item 4.	None

Item 5.	None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2007

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Edward C. Nafus
Edward C. Nafus
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.05	CSG Systems International, Inc. Performance Bonus Program

10.80B	Forms of Agreement for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002