Form 10-Q
period 2007-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2007-08-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Shares of common stock outstanding at August 3, 2007: 41,631,543

CSG SYSTEM S INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2007

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,378	$240,687
Short-term investments	159,100	174,803

Total cash, cash equivalents and short-term investments	338,478	415,490
Trade accounts receivable-
Billed, net of allowance of $1,619 and $1,143	102,635	110,020
Unbilled and other	5,637	5,555
Deferred income taxes	9,166	8,927
Other current assets	5,700	5,636

Total current assets	461,616	545,628
Property and equipment, net of depreciation of $67,017 and $66,656	26,198	23,680
Software, net of amortization of $33,615 and $32,989	7,099	7,725
Goodwill	14,150	14,228
Client contracts, net of amortization of $90,384 and $82,486	33,993	36,024
Deferred income taxes	12,882	19,617
Other assets	6,010	6,594

Total assets	$561,948	$653,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$23,378	$23,645
Trade accounts payable	16,928	15,509
Accrued employee compensation	13,020	20,962
Deferred revenue	17,625	17,586
Income taxes payable	314	3,651
Other current liabilities	9,945	10,158

Total current liabilities	81,210	91,511

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	9,650	8,632
Income taxes payable	4,243	—
Other non-current liabilities	4,932	5,619

Total non-current liabilities	248,825	244,251

Total liabilities	330,035	335,762

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized;
42,546,022 and 46,831,643 shares outstanding	621	616
Additional paid-in capital	344,448	340,564
Treasury stock, at cost, 19,582,708 and 14,776,238 shares	(483,116)	(360,259)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	9	25
Unrecognized pension plan losses and prior service costs, net of tax	(852)	(852)
Accumulated earnings	370,803	337,640

Total stockholders’ equity	231,913	317,734

Total liabilities and stockholders’ equity	$561,948	$653,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)		(unaudited)
Revenues:
Processing and related services	$90,313	$87,715	$179,922	$174,136
Software, maintenance and services	9,191	7,338	18,326	13,877

Total revenues	99,504	95,053	198,248	188,013

Cost of revenues:
Processing and related services	43,339	41,686	87,964	84,590
Software, maintenance and services	6,648	5,210	12,599	9,726

Total cost of revenues	49,987	46,896	100,563	94,316

Gross margin (exclusive of depreciation)	49,517	48,157	97,685	93,697

Operating expenses:
Research and development	14,127	10,874	27,839	20,775
Selling, general and administrative	10,719	11,651	21,747	21,588
Depreciation	3,038	2,699	5,906	5,051
Restructuring charges	472	1,141	578	2,290

Total operating expenses	28,356	26,365	56,070	49,704

Operating income	21,161	21,792	41,615	43,993

Other income (expense):
Interest expense	(1,895)	(1,903)	(3,681)	(3,788)
Interest and investment income, net	5,071	5,277	10,610	9,947
Other, net	73	3	135	(52)

Total other	3,249	3,377	7,064	6,107

Income from continuing operations before income taxes	24,410	25,169	48,679	50,100
Income tax provision	(8,788)	(9,564)	(17,282)	(19,029)

Income from continuing operations	15,622	15,605	31,397	31,071

Discontinued operations:
Income from discontinued operations	—	—	—	—
Income tax benefit	—	—	269	—

Discontinued operations, net of tax	—	—	269	—

Net income	$15,622	$15,605	$31,666	$31,071

Basic earnings per common share:
Income from continuing operations	$0.37	$0.34	$0.72	$0.67
Discontinued operations, net of tax	—	—	0.01	—

Net income	$0.37	$0.34	$0.73	$0.67

Diluted earnings per common share:
Income from continuing operations	$0.37	$0.33	$0.72	$0.66
Discontinued operations, net of tax	—	—	0.01	—

Net income	$0.37	$0.33	$0.73	$0.66

Weighted-average shares outstanding:
Basic	41,928	46,527	43,156	46,714
Diluted	42,312	47,121	43,514	47,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
	(unaudited)
Cash flows from operating activities:
Net income	$31,666	$31,071
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	5,906	5,051
Amortization	9,115	8,126
Restructuring charge for abandonment of facilities	308	401
Gain on short-term investments	(2,355)	(209)
Deferred income taxes	6,574	5,849
Excess tax benefits from stock-based compensation awards	(650)	(1,088)
Stock-based employee compensation	4,852	6,029
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	7,303	11,081
Other current and non-current assets	(70)	(2,699)
Income taxes payable/receivable	3,053	11,666
Trade accounts payable and accrued liabilities	(6,598)	(17,164)
Deferred revenue	1,057	2,615

Net cash provided by operating activities	60,161	60,729

Cash flows from investing activities:
Net payments from the disposition of discontinued operations	—	(436)
Purchases of property and equipment	(8,424)	(3,525)
Proceeds from sale of aircraft held for sale	—	7,376
Purchases of short-term investments	(139,258)	(97,695)
Proceeds from sale/maturity of short-term investments	157,300	73,700
Acquisition of business, net of cash acquired	(1,400)	(20,777)
Acquisition of and investments in client contracts	(5,868)	(3,002)

Net cash provided by (used in) investing activities	2,350	(44,359)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,435	3,154
Repurchase of common stock	(125,905)	(22,287)
Payments on acquired equipment financing	—	(481)
Excess tax benefits from stock-based compensation awards	650	1,088

Net cash used in financing activities	(123,820)	(18,526)

Net decrease in cash and cash equivalents	(61,309)	(2,156)
Cash and cash equivalents, beginning of period	240,687	346,113

Cash and cash equivalents, end of period	$179,378	$343,957

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$2,970	$3,067
Income taxes	7,244	1,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and December 31, 2006, and for the three and six months ended June 30, 2007 and 2006, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the expected results for the entire year ending December 31, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Condensed Consolidated Financial Statements. The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the three months ended June 30, 2007 and 2006 was $48.6 million and $48.0 million, respectively, and for the six months ended June 30, 2007 and 2006 was $97.2 million and $96.2 million, respectively.

Short-term Investments and Other Financial Instruments. Our financial instruments as of June 30, 2007 and December 31, 2006 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. Short-term investments are considered “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are stated at fair value in our accompanying Condensed Consolidated Balance Sheets. As of June 30, 2007 and December 31, 2006, the fair value of our long-term debt, based upon quoted market prices, was approximately $255 million and $264 million, respectively. As of June 30, 2007 and December 31, 2006, the fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, was $0.3 million.

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

As a result of the implementation of FIN 48, we recognized reductions in our liability for unrecognized income tax benefits related to our continuing operations and discontinued operations of $0.3 million and $1.2 million, respectively, which were accounted for as an increase to our January 1, 2007 retained earnings balance. As of January 1, 2007, the total amount of unrecognized income tax benefits related to our continuing operations and discontinued operations totaled $2.7 million and $2.1 million, respectively, which included $0.4 million of income tax-related accrued interest. If recognized, the total amount of unrecognized income tax benefits as of the date of adoption related to our continuing operations, or $2.7 million, would affect our continuing operations’ effective tax rate. We recognize income-tax related interest and penalties as part of income tax expense. As of June 30, 2007, we have not had a significant change in our liability for unrecognized income tax benefits since we adopted FIN 48 and we do not anticipate a significant change within the next twelve months.

We file income tax returns primarily in the U.S. Federal jurisdiction and in various state jurisdictions. As of June 30, 2007, the U.S. Federal statute of limitations has expired for years prior to 2004, and the statute of limitations has expired in our major state jurisdictions of Nebraska, Colorado and Florida for years prior to 2003, 2002, and 2003, respectively.

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

The sale of the GSS Business and the plaNet Business were both subject to the determination of final purchase price adjustments. The accounts receivable related to the final purchase price adjustments had been determined as of December 31, 2005, and those amounts, totaling approximately $4 million, were collected in the first quarter of 2006. The costs to sell the GSS Business and the plaNet Business were accrued as of December 31, 2005, and those amounts, totaling $4.4 million, were paid in the first quarter of 2006. There were no other material transactions related to discontinued operations in the three and six months ended June 30, 2007 and 2006.

4. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).

A summary of the shares repurchased during the three and six months ended June 30, 2007 and 2006 under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares repurchased	1,805	241	4,806	909
Total amount paid	$47,490	$5,884	$122,857	$20,884
Weighted-average price per share	$26.30	$24.41	$25.56	$22.96

As of June 30, 2007, the total shares repurchased under the Stock Repurchase Program since its inception in August 1999 is 20.4 million shares, at a total repurchase price of $511.7 million (a weighted-average price of $25.06 per share). As of June 30, 2007, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 9.6 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the three and six months ended June 30, 2007 and 2006 in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares repurchased	12	8	117	62
Total amount paid	$306	$204	$3,048	$1,404

Stock-Based Awards. Beginning in 2003, we began primarily granting restricted stock awards instead of stock options to employees and non-employee directors under our equity compensation plans. Historically, our restricted stock awards have vested annually over four years with no restrictions other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions) (“Time-Based Awards”). Certain Time-Based Awards restricted stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, and certain shares have other acceleration of vesting provisions related to retirement. The fair value of the Time-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for the entire award.

During the first quarter of 2007, we issued 96,250 restricted stock shares to key members of management (primarily members of executive management) that vest in equal installments over one to three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives (“Performance-Based Awards”). The Performance-Based Awards were contingent upon stockholder approval of the financial performance and stock price objectives established in the awards and were approved by the stockholders at our May 2007 annual meeting. The Performance-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Performance-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award is, in-substance, multiple awards.

A summary of our unvested restricted stock activity during the three and six months ended June 30, 2007 is as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	Shares	Shares
Unvested awards, beginning	1,329,114	1,143,301
Awards granted	107,250	593,550
Awards forfeited/cancelled	(39,110)	(41,609)
Awards vested	(32,375)	(330,363)

Unvested awards, ending	1,364,879	1,364,879

We recorded stock-based compensation expense of $2.9 million and $3.2 million for the three months ended June 30, 2007 and 2006, respectively, and $4.9 million and $6.0 million for the six months ended June 30, 2007 and 2006, respectively.

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

No reconciliation of the basic and diluted EPS numerators is necessary for the three and six months ended June 30, 2007 and 2006, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic common shares outstanding	41,928	46,527	43,156	46,714
Dilutive effect of stock options	86	282	88	284
Dilutive effect of unvested restricted stock	298	312	270	267
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted common shares outstanding	42,312	47,121	43,514	47,265

Potentially dilutive common shares related to stock options and unvested shares of restricted stock of 0.2 million and 0.3 million for the three months ended June 30, 2007 and 2006, respectively, and 0.3 million for each of the six months ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted EPS as their effect was antidilutive.

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

6. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$15,622	$15,605	$31,666	$31,071
Other comprehensive income (loss), net of tax, if any: Unrealized gain (loss) on short-term investments	(12)	7	(16)	(36)

Comprehensive income	$15,610	$15,612	$31,650	$31,035

7. DEBT

Our long-term debt as of June 30, 2007 and December 31, 2006 consists of our Convertible Debt Securities. As of June 30, 2007: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders; and (ii) we are in compliance with the provisions of the bond indenture related to the Convertible Debt Securities.

We have made no borrowings on our $100 million 2004 Revolving Credit Facility. As of the date of this filing, we: (i) are in compliance with the financial ratios and other covenants; and (ii) have the entire $100 million available to us.

8. LONG-LIVED ASSETS

Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of June 30, 2007 and December 31, 2006, the carrying values of these assets were as follows (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$124,377	$(90,384)	$33,993	$118,510	$(82,486)	$36,024
Software	40,714	(33,615)	7,099	40,714	(32,989)	7,725

Total	$165,091	$(123,999)	$41,092	$159,224	$(115,475)	$43,749

The total amortization expense related to intangible assets for the three months ended June 30, 2007 and 2006 was $4.3 million and $3.8 million, respectively, and for the six months ended June 30, 2007 and 2006 was $8.5 million and $7.5 million, respectively. Based on the June 30, 2007 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2007 – $17.2 million; 2008 – $17.2 million; 2009 – $4.0 million; 2010—$4.0 million; and 2011 – $3.5 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2007, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing dates for the sale of the GSS and plaNet businesses. Since the sale of the GSS and plaNet businesses, we have made no indemnification payments, and as of June 30, 2007, the indemnification liability was $2.8 million. It is not possible to predict the maximum potential amount of future payments we may be required to make under these indemnification agreements due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liabilities we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS and plaNet businesses, the difference would be reflected in the discontinued operations section of our Condensed Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2007. In addition, as a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is not significant.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

10. SUBSEQUENT EVENTS

ComTec, Inc. On July 9, 2007, we acquired 100% of the voting equity interests of ComTec, Inc. (“ComTec”) for: (i) $23.5 million in cash; and (ii) contingent payments of up to $2.5 million over the next 12 months upon the achievement of certain predetermined operating criteria. ComTec is a provider of print and electronic statement processing services headquartered in Fairfield, New Jersey. We acquired ComTec to maximize customer interaction for clients by expanding our statement processing footprint and capabilities through the addition of enhanced statement production and electronic statement presentation hardware and software technologies, as well as for additional plant capacities. In addition, the acquisition increases our presence in our core video market, as well as in new industry verticals such as telecommunications, home security, healthcare, financial services, and utilities.

We are in the early stages of the ComTec purchase accounting, but estimate a significant portion of the purchase price will be allocated to amortizable intangible assets and to goodwill. The results of ComTec will be included in our results of operations for the period subsequent to the acquisition date. Pro forma information on our historical results of operations to reflect the acquisition of ComTec will not be presented as ComTec’s results of operations during the prior periods are not material to our results of operations.

Prairie Voice Services, Inc. On July 27, 2007, we reached a definitive agreement to acquire Prairie Voice Services, Inc. (“Prairie”), a privately-held provider of interactive messaging services headquartered in Omaha, Nebraska. Prairie provides inbound and outbound automated voice, text/SMS, email and fax messaging services to manage: (i) workforce communications; (ii) collections; (iii) lead generation; (iv) automated order capture; (v) service outage notifications; and (vi) other business functions. We are acquiring Prairie to extend our suite of products and solutions to help our clients maximize the value of interactions with their customers. Additionally, this acquisition extends our reach into industry verticals such as financial services, telecommunications, direct response, and contact centers.

The agreement provides that we will acquire Prairie for approximately $39 million (net of estimated cash to be acquired), to be paid upon closing of the transaction which is currently anticipated to be in mid-August 2007, subject to the satisfaction of customary closing conditions. In addition, the merger agreement provides for contingent payments of up to $6 million through the end of 2009 upon achievement of certain predetermined operating criteria.

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

Market Conditions of the Communications Industry

The North American communications industry has experienced significant consolidation and increased competition among communications providers, and there is the possibility of further consolidation. Market consolidation results in a fewer number of service providers who have massive scale and can deliver a total communications package. The significant plant upgrades and network rationalizations that have taken place have allowed service providers to focus their attention on new revenue and growth opportunities. In addition, new competitors, new technologies and unique partnerships are forcing service providers to be more creative in their approaches for rolling out new products and services and enhancing their customers’ experiences. These factors, in combination with the improved financial condition of service providers, have resulted in a more positive outlook for the demand for scalable, flexible and cost efficient customer care and billing solutions, which we believe provides us with new revenue opportunities.

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

A summary of our results of operations for the second quarter of 2007 is as follows:

•

Our revenues for the second quarter of 2007 were $99.5 million, up 4.7% when compared to $95.1 million for the same period in 2006, however, relatively flat when compared to $98.7 million for the first quarter of 2007. The year-over-year increase is primarily a result of increased utilization of our new and existing products and services by our clients.

•

Our operating expenses for the second quarter of 2007 were $78.3 million, up 6.9% when compared to $73.3 million for the same period in 2006, and flat when compared to $78.3 million for the first quarter of 2007. The year-over-year increase in operating expenses relates primarily to an increase in employee-related costs, primarily as a result of increases in staff levels between periods to address our various growth initiatives, to include the significant investment we are making in research and development at this time, as discussed below.

•

Income from continuing operations (net of tax) for the second quarter of 2007, second quarter of 2006, and first quarter of 2007, was $15.6 million, $15.6 million, and $15.8 million, respectively. Income from continuing operations per diluted share for these same periods was $0.37, $0.33, and $0.35, respectively. The increase in earnings per diluted share is primarily due to a decrease in diluted shares outstanding as a result of our significant share repurchases made under our stock repurchase program for these periods over the last several quarters.

•

Net income for the second quarter of 2007 includes stock-based compensation expense of $2.9 million, depreciation expense of $3.0 million, and amortization of intangible assets of $4.3 million. These non-cash charges totaled $10.2 million (pretax impact), or $0.15 per diluted share. Net income for the second quarter of 2006 includes stock-based compensation expense of $3.2 million, depreciation expense of $2.7 million and amortization of intangible assets of $3.8 million. These non-cash charges totaled $9.7 million (pretax impact), or $0.13 per diluted share.

•

We continue to generate strong cash flows from our operations. As of June 30 2007, we had cash, cash equivalents, and short-term investments of $338.5 million, as compared to $367.6 million as of March 31, 2007, and $415.5 million as of December 31, 2006. The $77.0 million decrease from year-end is attributed primarily to the repurchase of 4.8 million shares of our common stock for $122.9 million, discussed in further detail below, offset to a certain degree by cash generated from our operations.

Cash flows from operating activities for the second quarter of 2007 were $24.5 million, compared to $38.7 million for the second quarter of 2006, and $35.7 million for the first quarter of 2007. The second quarter of 2006 was positively impacted by favorable changes in working capital items during the quarter, primarily related to the reduction in the accounts receivable balance, while the first quarter of 2007 was positively impacted by approximately $10 million as we received an additional monthly processing invoice payment from a key client before quarter end. See the “Liquidity” section below for further discussion.

Other key statistics for the quarter were as follows:

•

Total customer accounts processed on our systems as of June 30, 2007 were 45.1 million, an increase from 44.9 million as of June 30, 2006, and a decrease from the 45.4 million customer accounts processed as of March 31, 2007.

•

During the second quarter of 2007, we completed the last significant migration of cable customer accounts processed on our systems to our Advanced Convergent Platform (“ACP”). As a result, nearly 100% of our cable clients are now being processed on ACP. See the “Business” section of our 2006 10-K for additional discussion of this effort.

•

During the second quarter of 2007, we repurchased 1.8 million shares of our common stock for $47.5 million (a weighted average price of $26.30 per share). This brings our total share repurchases towards our planned $350 million stock repurchase amount to $165.3 million, leaving $184.7 million left on this buyback commitment.

Acquisition Activities

ComTec, Inc. On July 9, 2007, we acquired 100% of the voting equity interests of ComTec, Inc. (“ComTec”) for: (i) $23.5 million in cash; and (ii) contingent payments of up to $2.5 million over the next 12 months upon the achievement of certain predetermined operating criteria. ComTec is a provider of print and electronic statement processing services headquartered in Fairfield, New Jersey. We acquired ComTec to maximize customer interaction for clients by expanding our statement processing footprint and capabilities through the addition of enhanced statement production and electronic statement presentation hardware and software technologies, as well as additional plant capacities. In addition, the acquisition increases our presence in our core video market, as well as in new industry verticals such as telecommunications, home security, healthcare, financial services, and utilities. We expect ComTec to contribute approximately $10-$12 million to our full year 2007 revenues and we expect that ComTec will have a slightly dilutive impact to our full year 2007 results from operations.

Prairie Voice Services, Inc. On July 27, 2007, we reached a definitive agreement to acquire Prairie Voice Services, Inc. (“Prairie”), a privately-held provider of interactive messaging services headquartered in Omaha, Nebraska for: (i) approximately $39 million (net of estimated cash to be acquired), to be paid upon closing of the transaction which is currently anticipated to be in mid-August 2007, subject to the satisfaction of customary closing conditions; and (ii) contingent payments of up to $6 million through the end of 2009 upon achievement of certain predetermined operating criteria. Prairie provides inbound and outbound automated voice, text/SMS, email and fax messaging services to manage: (i) workforce communications; (ii) collections; (iii) lead generation; (iv) automated order capture; (v) service outage notifications; and (vi) other business functions. We are acquiring Prairie to extend our suite of products and solutions to help our clients maximize the value of interactions with their customers. Additionally, this acquisition extends our reach into industry verticals such as financial services, telecommunications, direct response, and contact centers. If the acquisition closes as expected, we expect that Prairie will contribute approximately $7-$8 million to our full year 2007 revenues. Excluding the impacts of certain acquisition-related charges, which are not estimatable at this time, we do not expect the acquisition of Prairie to have a material impact on our overall results of operations for the full year 2007.

Significant Client Relationships

Client Concentration. As discussed above, the North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues is generated from a limited number of clients. For the three months ended June 30, 2007 and March 31, 2007, over 70% of our total revenues were generated from our four largest clients, which include Comcast Corporation (“Comcast”), EchoStar Communications Corporation (“EchoStar”), Time Warner Inc. (“Time Warner”), and Charter Communications (“Charter”). Revenues from these clients represented the following percentages of our total revenues for the three months ended June 30, 2007, March 31, 2007, and June 30, 2006:

	Three Months Ended
	June 30, 2007	March 31, 2007	June 30, 2006
Comcast (1)	28%	29%	24%
EchoStar	21%	21%	19%
Time Warner	13%	12%	10%
Charter	9%	9%	11%

(1)	The increase in our percentage of revenues generated from Comcast for the three months ended March 31, 2007 when compared to the quarter ended June 30, 2006, is primarily due to the movement of additional customer accounts, who were already on our systems, to Comcast’s ownership in the first quarter, as well as additional special project work we performed for Comcast during the quarter.

As of June 30, 2007, December 31, 2006, and June 30, 2006, the percentages of net billed accounts receivable balances attributable to our largest clients were as follows:

	As of
	June 30, 2007	December 31, 2006	June 30, 2006
Comcast	31%	27%	23%
EchoStar (2)	21%	29%	30%
Time Warner	9%	10%	9%
Charter	11%	10%	12%

(2)	The decrease in percentage of accounts receivable from EchoStar as of June 30, 2007 compared to December 31, 2006 is due primarily to EchoStar making an additional processing invoice payment during the first quarter to make their account current, and to a lesser degree, EchoStar making payment on certain outstanding consulting work.

See our 2006 10-K for additional discussion of our business relationships and contractual terms with the above mentioned significant clients.

Risk of Client Concentration. In the near term, we expect approximately 70% of our total revenues to continue to be generated from our four largest clients, Comcast, EchoStar, Time Warner, and Charter. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew its contract with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our systems, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of intangible assets).

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cost of processing and related services	$858	$1,152	$1,451	$2,204
Cost of software, maintenance and services	186	194	334	355
Research and development	313	381	499	684
Selling, general and administrative	1,448	1,468	2,496	2,786
Restructuring	72	—	72	—

Total stock-based compensation expense	$2,877	$3,195	$4,852	$6,029

Critical Accounting Policies

The preparation of our Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our Financial Statements.

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

Results of Operations

Total Revenues. Total revenues for the: (i) three months ended June 30, 2007 increased 4.7% to $99.5 million, from $95.1 million for the three months ended June 30, 2006; and (ii) six months ended June 30, 2007 increased 5.4% to $198.2 million, from $188.0 million for the six months ended June 30, 2006. The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) three months ended June 30, 2007 increased $2.6 million or 3.0% to $90.3 million, from $87.7 million for the three months ended June 30, 2006; and (ii) six months ended June 30, 2007 increased $5.8 million or 3.3% to $179.9 million, from $174.1 million for the six months ended June 30, 2006. The increase in processing and related services revenues between periods is primarily a result of the following: (i) increased utilization of new and existing products and services by our clients, to include such things as higher usage of marketing services and various ancillary customer care solutions, which include things such as order workflow tools, professional services, system interfaces, and reporting tools; and to a lesser degree (ii) annual contractual price escalators for certain client contracts.

Additional information related to processing and related services revenues is as follows:

•

Amortization of the client contracts intangible asset (reflected as a reduction of processing and related services revenues) for the: (i) three months ended June 30, 2007 and 2006 was $3.6 million and $3.1 million, respectively; and (ii) six months ended June 30, 2007 and 2006 was $7.2 million and $6.5 million, respectively.

•

Total customer accounts processed on our systems as of June 30, 2007 were 45.1 million, up slightly when compared to 44.9 million as of June 30, 2006, however, a slight decrease when compared to 45.4 million as of March 31, 2007. The decrease in sequential quarters is primarily due to the expected transition of certain customer accounts onto a client’s internal system during the quarter, and to a lesser degree, certain smaller subscriber deconversions related to the clean-up of some of the Adelphia matters between Time Warner and Comcast, as discussed in the 2006 10-K. We expect the number of customer accounts processed on our systems to trend up slightly over the remainder of the year.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) three months ended June 30, 2007 increased $1.9 million, or 25.3% to $9.2 million, from $7.3 million for the three months ended June 30, 2006; and (ii) six months ended June 30, 2007 increased $4.4 or 32.1% million to $18.3 million, from $13.9 million for the six months ended June 30, 2006. The increase between periods is related primarily to our emphasis to expand our professional services organization, to include the acquisition of Telution on March 1, 2006. Software, maintenance and services revenues for the three months ended March 31, 2007 were $9.1 million.

Cost of Revenues. See our 2006 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) three months ended June 30, 2007 increased $1.6 million, or 4.0% to $43.3 million, from $41.7 million for the three months ended June 30, 2006; and (ii) six months ended June 30, 2007 increased $3.4 million, or 4.0% to $88.0 million, from $84.6 million for the six months ended June 30, 2006. The increase between periods is primarily due to an increase in data processing costs as a result of additional enhancements being made to ACP and increased transactions by our customers. The gross margin percentage for processing and related services was: (i) 52.0% for the three months ended June 30, 2007 compared to 52.5% for the three months ended June 30, 2006; and (ii) 51.1% for the six months ended June 30, 2007 compared to 51.4% for the six months ended June 30, 2006.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) three months ended June 30, 2007 increased $1.4 million, or 27.6% to $6.6 million, from $5.2 million for the three months ended June 30, 2006; and (ii) six months ended June 30, 2007 increased $2.9 million, or 29.5% to $12.6 million, from $9.7 million for the six months ended

June 30, 2006. The increase between periods in cost of software, maintenance and services is due primarily to: (i) an increase in employee-related costs, due to an increase in personnel assigned internally to software maintenance projects; and (ii) 2007 having the full impact of the Telution acquisition, to include the amortization of the Telution acquired intangible assets. Additionally, the increase in expense is relatively consistent with the increase in revenues between these periods.

The gross margin percentage for software, maintenance and services was: (i) 27.7% for the three months ended June 30, 2007, as compared to 29.0% for the three months ended June 30, 2006; and (ii) 31.3% for the six months ended June 30, 2007, as compared to 29.9% for the six months ended June 30, 2006. The changes in the gross margin percentages are primarily attributed to the change in mix of these revenues between periods.

Gross Margin (Exclusive of Depreciation). The overall gross margin percentage (exclusive of depreciation) for the: (i) three months ended June 30, 2007 was 49.8%, compared to 50.7% for the three months ended June 30, 2006; and (ii) six months ended June 30, 2007 was 49.3%, compared to 49.8% for the six months ended June 30, 2006. The changes in the overall gross margin percentages between periods are due to the factors discussed above.

Research and Development (“R&D”) Expense. R&D expense for the: (i) three months ended June 30, 2007 increased $3.2 million, or 29.9% to $14.1 million, from $10.9 million for the three months ended June 30, 2006; and (ii) six months ended June 30, 2007 increased $7.0 million, or 34.0% to $27.8 million, from $20.8 million for the six months ended June 30, 2006. The increase between periods is primarily due to an increase in employee-related costs, as more employees were being dedicated to R&D efforts. As a percentage of total revenues, R&D expense was: (i) 14.2% for the three months ended June 30, 2007 compared to 11.4% for the three months ended June 30, 2006; and (ii) 14.0% for the six months ended June 30, 2007, compared to 11.0% for the six months ended June 30, 2006. We did not capitalize any internal software development costs during the three and six months ended June 30, 2007 and 2006.

Our more recent R&D efforts involve the ongoing evolution of our ACP platform and related software products, to include the integration of the acquired Telution assets and the utilization of new software technologies. The continued evolution of ACP is in response to market demands that our products have architectural flexibilities and features (e.g., service oriented architecture, or SOA) that are more easily integrated with other computer systems, which will enhance our ability to expand the capabilities and features of our products on a more timely basis, including those necessary to service new and expanded product offerings (e.g., Voice over IP, and voice and high-speed Internet services to small-medium businesses, or “commercial services”, etc.). These R&D efforts will also allow us to separate certain software components that have historically been tightly integrated with the ACP platform, so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, to include the possible use of our products across non-CSG customer care and billing systems. At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. In the near term, we expect that the percentage of our total revenues spent on R&D to be relatively consistent with the first two quarters of 2007 which reflected R&D expenses as a percentage of total revenues of approximately 14%, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) three months ended June 30, 2007 decreased $1.0 million, or 8.0% to $10.7 million, from $11.7 million for the three months ended June 30, 2006; and (ii) six months ended June 30, 2007 was $21.7 million, relatively consistent when compared to $21.6 million for the six months ended June 30, 2006.

Depreciation Expense. Depreciation expense for the: (i) three months ended June 30, 2007 increased $0.3 million, or 12.6%, to $3.0 million, from $2.7 million for the three months ended June 30, 2006; and (ii) six months ended June 30, 2007 increased $0.8 million, or 16.9% to $5.9 million, from $5.1 million for the six months ended June 30, 2006. The capital expenditures during the three and six months ended June 30, 2007 consisted principally of: (i) computer hardware and related equipment; and (ii) facilities and internal infrastructure items. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income and diluted earnings per share, for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Involuntary employee terminations	$222	$525	$193	$1,612
Facility abandonments	177	614	312	723
Other	73	2	73	(45)

Total restructuring charges	$472	$1,141	$578	$2,290

Impact of restructuring charges on results of operations (i.e. have reduced operating results):
Net income	$302	$707	$373	$1,420

Diluted earnings per share	$0.01	$0.02	$0.01	$0.03

The involuntary employee termination expense during 2006 relates to retention and severance costs related to personnel working on the terminated FairPoint Communications, Inc. outsourced processing services contract.

Operating Income. Operating income for the: (i) three months ended June 30, 2007 was $21.2 million, or 21.3% of total revenues, compared to $21.8 million, or 22.9% of total revenues for the three months ended June 30, 2006; and (ii) six months ended June 30, 2007 was $41.6 million, or 21.0% of total revenues, compared to $44.0 million, or 23.4% of total revenues for the six months ended June 30, 2006. The decrease in operating income and operating margins between periods is primarily due to an overall increase in R&D expenditures, as discussed above, and is reflective of our commitment to expand our R&D and related support function expenses in order to address the opportunities we see with our clients’ changing needs.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of operating income for the: (i) three months ended June 30, 2007 and 2006 were $10.2 million and $9.7 million, respectively; and (ii) six months ended June 30, 2007 and 2006 were $19.3 million and $18.6 million, respectively.

Income Tax Provision. Income tax provision for the: (i) three months ended June 30, 2007 was $8.8 million, or an effective income tax rate of 36.0%, compared to an income tax provision of $9.6 million, or an estimated effective income tax rate of 38.0% for the three months ended June 30, 2006; and (ii) six months ended June 30, 2007 was $17.3 million, or an effective income tax rate of 35.5%, compared to an income tax provision of $19.0 million, or an estimated effective income tax rate of 38.0%, for the six months ended June 30, 2006. The decreases in the effective income tax rates for the three and six month periods ended June 30, 2007 over the comparable periods in 2006 is primarily due to: (i) the recognition of income tax benefits from research and experimentation tax credits; and (ii) the recognition of certain income tax benefits during the first quarter of 2007, primarily as the result of the expiration of a U.S. Federal statute of limitation. At this time, we estimate that our overall effective income tax rate for the full year 2007 will range between 36% and 37%.

As of June 30, 2007, our $22.0 million of net deferred income tax assets represented approximately 4% of total assets. We continue to believe that sufficient taxable income will be generated in the future in order to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Liquidity

Cash and Liquidity

As of June 30, 2007 our principal sources of liquidity included cash, cash equivalents, and short-term investments of $338.5 million, compared to $367.6 as of March 31, 2007 and $415.5 million as of December 31, 2006. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. We have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of the date of this filing, we have the entire $100 million available to us.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), and then factoring in the impact of changes in working capital items. See our 2006 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows from operating activities, broken out between operations and changes in working capital assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Working Capital Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2006:
March 31	$25,872	$(3,894)	$21,978
June 30 (1)	29,358	9,393	38,751
September 30	31,489	(2,937)	28,552
December 31	29,549	(680)	28,869
2007:
March 31 (2)	27,199	8,464	35,663
June 30	28,217	(3,719)	24,498

(1)	Cash flows from operating activities for the second quarter of 2006 were positively impacted by favorable changes in working capital items during the quarter, primarily related to the reduction in the accounts receivable balance.
(2)	Cash flows from operating activities for the first quarter of 2007 were positively impacted by approximately $10 million as we received an additional monthly processing invoice payment from a key client before quarter end. As a result, we received four monthly processing invoice payments from this key client during the first quarter of 2007, as compared to three monthly processing invoice payments in all other quarters presented above.

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

Significant fluctuations in key working capital items between December 31, 2006 and June 30, 2007 that impacted our cash flows from operating activities are as follows:

Billed Trade Accounts Receivable

Management of our billed trade accounts receivable is important in maintaining strong quarterly cash flows from operating activities. Our billed trade accounts receivable balance includes billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, we evaluate our performance in collecting our accounts receivable through our calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period.

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated periods, and our DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2006:
March 31	$110,415	$(1,008)	$109,407	60
June 30 (1)	97,404	(1,059)	96,345	63
September 30 (1)	108,707	(1,143)	107,564	62
December 31	111,163	(1,143)	110,020	64
2007:
March 31 (2)	104,677	(1,577)	103,100	63
June 30	104,254	(1,619)	102,635	61

(1)	The change in gross and net billed trade accounts receivable between March 31, 2006, June 30, 2006, and September 30, 2006 relates primarily to fluctuations in the timing of invoicing and payments from certain clients at or around each quarter end.
(2)	The decrease in gross and net billed trade accounts receivable at March 31, 2007 is due primarily to the receipt of an additional monthly processing invoice payment from a key client of approximately $10 million before quarter end.

Deferred Income Taxes

The decrease of $6.5 million in total net deferred income tax assets from $28.5 million as of December 31, 2006 to $22.0 million as of June 30, 2007 is primarily due to the increase in deferred tax liabilities related to our Convertible Debt Securities and the reduction in deferred income tax assets related to tax amortization exceeding book amortization for our intangible assets.

Accrued Employee Compensation

Accrued employee compensation decreased $8.0 million, from $21.0 million as of December 31, 2006 to $13.0 million as of June 30, 2007 primarily as a result of the payment of the 2006 management bonuses in March 2007.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below:

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, cash equivalents or short-term investments to limit our exposure to market risks. These cash equivalents and short-term investments are readily convertible back into cash. During the six months ended June 30, 2007, we purchased $139.3 million and sold (or had mature) $157.3 million of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the six months ended June 30, 2007 and 2006 for property and equipment, and investments in client contracts, excluding the acquisition of Telution, were as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Property and equipment $	$8,424	$3,525
Client contracts $	5,868	3,002

The property and equipment expenditures during the first six months of 2007 consisted principally of computer hardware and related equipment, statement production equipment, and facilities and internal infrastructure items.

The investments in client contracts for the six months ended June 30, 2007 and 2006 relate primarily to client incentive payments ($5.1 million and $2.2 million respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($0.8 million and $0.8 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock.

Repurchase of Common Stock. As discussed above, during the six months ended June 30, 2007 and 2006, we repurchased shares of our common stock under the guidelines of the Stock Repurchase Program for $122.9 million and $20.9 million, respectively. In addition, outside of the Stock Repurchase Program, during the six months ended June 30, 2007 and 2006, we repurchased from our employees and then cancelled approximately 117,000 shares and 62,000 shares of our common stock for $3.0 million and $1.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

As of June 30, 2007, we had $338.5 million of cash, cash equivalents, and short-term investments available to fund our operations, and we expect to generate material amounts of additional cash during the remainder of 2007. The following are the key items to consider in assessing our sources and uses of capital resources as of June 30, 2007:

•

Acquisitions. On July 9, 2007, we acquired 100% of the voting equity interests of ComTec for: (i) $23.5 million in cash; and (ii) contingent payments of up to $2.5 million over the next 12 months upon the achievement of certain predetermined operating criteria. In addition, on July 30, 2007, we announced that we had reached a definitive agreement to acquire Prairie, a privately-held provider of interactive messaging services headquartered in Omaha, Nebraska for: (i) $39 million (net of cash acquired) and (ii) contingent payments of up to $6 million through the end of 2009 upon the achievement of certain predetermined operating criteria. The acquisition of Prairie is currently anticipated to close in mid-August, subject to the satisfaction of customary closing conditions.

•

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first six months of 2007, we repurchased 4.8 million shares of our stock, at a total price of $122.9 million, or $25.56 per share, under our Stock Repurchase Program. As a result, as of June 30, 2007, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 9.6 million shares.

In July 2006, we announced our intention to specifically repurchase $350 million of our outstanding common stock under our Stock Repurchase Program and in August 2006, we established a new Rule 10b5-1 Plan to facilitate this repurchase amount. From August 2006 through June 30, 2007, we have repurchased 6.4 million shares of our common stock for $165.3 million (a weighted-average price of $25.89 per share) toward this planned repurchase amount, leaving $184.7 million left to be repurchased towards this $350 million commitment.

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

•

Purchases of Property and Equipment. In the first six months of 2007, we spent $8.4 million on property and equipment. For 2007, we expect to spend approximately $15 to $18 million on capital expenditures. As of June 30, 2007, we have made no significant capital expenditure commitments.

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

•

2004 Revolving Credit Facility. The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of June 30, 2007, we had made no borrowings under the 2004 Revolving Credit Facility, and at this time, we do not expect to make any borrowings under the 2004 Revolving Credit Facility during 2007. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of June 30, 2007, the commitment fee rate was 37.5 basis points per annum. As of the date of this filing, we have 100%, or $100 million, of the 2004 Revolving Credit Facility available to us.

In summary, we expect to: (i) as part of our growth strategy, continue to evaluate potential business and asset acquisitions, and investments in market share expansion with our existing and potential new clients; and (ii) continue to repurchase our outstanding common stock under our Stock Repurchase Program. We also expect to continue to make investments in client contracts, capital equipment, and R&D. We believe that: (i) our current cash, cash equivalents, and short-term investments balance, together with cash expected to be generated from future operating activities; (ii) the amount available under the 2004 Revolving Credit Facility; and (iii) other possible sources of additional debt are available to us, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the six months ended June 30, 2007, was 10.25:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of June 30, 2007, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of June 30, 2007, and December 31, 2006 were $179.4 million and $240.7 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2007 and December 31, 2006 were $159.1 million and $174.8 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

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

We May Not Be Able to Respond to the Rapid Technological Changes in Our Industry.

The market for customer care and billing systems is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations, new product introductions, and how they are delivered. As a result, we believe that our future success in sustaining and growing our revenues depends upon the continued market acceptance of our products, especially ACP and its components, and our ability to continuously adapt, modify, maintain, and operate our products to address the increasingly complex and evolving needs of our clients, without sacrificing the reliability or quality of the products. In addition, the market is demanding that our products have architectural flexibilities and features, (e.g., service oriented architecture, or SOA), that are more easily integrated with other computer systems, and that we are able to meet the demands for technological advancements to our products and services at a greater pace. Attempts to meet these demands subjects our R&D efforts to greater risks.

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

There is an inherent risk in the successful development, implementation, migration, and operations of our products and services as the technological complexities, and the pace at which we must deliver these products and services to market, continues to increase. The risk of making an error that causes significant operational disruption to a client increases proportionately with the frequency and complexity of changes to our products and services. There can be no assurance:

•	of continued market acceptance of our products and services;

•	that we will be successful in the development of product enhancements or new products that respond to technological advances or changing client needs at the pace the market demands; or

•	that we will be successful in supporting the implementation, migration and/or operations of product enhancements or new products without causing a significant disruption to our clients’ operations.

Our Business is Dependent on the North American Communications Industry.

We generate a significant portion of our revenues by providing products and services to the U.S. and Canadian communication industries. A decrease in the number of customers served by our clients, loss of business due to non-renewal of client contracts, industry and client consolidations, an adverse change in the economic condition of these industries, movement of customers from our systems to a competitor’s system as a result of regionalization strategies by our clients, and/or changing consumer demand for services could have a material adverse effect on our results of operations. Additionally, our current clients’ distribution methods could be disrupted by new entrants into the communications industry. There can be no assurance that new entrants into the communications market will become our clients. Also, there can be no assurance that communication providers will be successful in expanding into other segments of the converging communications industry. Even if major forays into new markets are successful, we may be unable to meet the special billing and customer care needs of that market.

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

We May Not Be Successful in the Integration of Our Acquisitions.

As part of our growth strategy, we have recently acquired and expect to continue to acquire assets, technology, and businesses which will provide the technology and technical personnel to expedite our product development efforts, provide complementary products or services, or provide access to new markets and clients.

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; (iv) the desired retention of key personnel of the acquired business; and (v) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve revenue targets; (b) the inability to achieve certain operating synergies; (c) charges related to purchased in-process R&D projects; (d) costs incurred to exit current or acquired contracts or activities; (e) costs incurred to service any acquisition debt; and (f) the amortization or impairment of intangible assets.

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

The method, manner, cause and timing of an extended interruption or outage in our Networks or Systems are impossible to predict. As a result, there can be no assurances that our Networks and Systems will not fail, or that our business continuity plans will adequately mitigate all damages incurred as a consequence. Should our Networks or Systems: (i) experience an extended interruption or outage; (ii) have their security breached; or (iii) have their data lost, corrupted or otherwise compromised, it would impede our ability to meet product and service delivery obligations, and would likely have an immediate impact to the business operations of our clients. This would most likely result in an immediate loss to us of revenue or an increase in expense, as well as damaging our reputation. Any of these events could have both an immediate, negative impact upon our financial condition and our short-term revenue and profit expectations, as well as our long-term ability to attract and retain new clients.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the three months ended June 30, 2007 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
April 1 – April 30	822,960	$25.50	821,555	10,562,111
May 1 – May 31	539,639	27.17	536,515	10,025,596
June 1 – June 30	454,405	26.73	447,400	9,578,196

Total	1,817,004	$26.31	1,805,470

[1]	Our Board of Directors have authorized us to repurchase up to 30 million shares of our common stock under the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date.
[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans

Item 3.	None

Item 4.	Submission of Matters to Vote of Security Holders

(a)	The 2007 annual meeting of stockholders of CSG Systems International, Inc. (the “Annual Meeting”) was held on May 25, 2007.

(b)	The following persons were elected as directors at the Annual Meeting:

Class I (expiring in 2010)

Edward C. Nafus

Janice I. Obuchowski

Donald B. Reed

The following directors’ term of office continued after the Annual Meeting:

Ronald H. Cooper

Bernard W. Reznicek

Donald V. Smith

Frank V. Sica

James A. Unruh

(c)	Votes were cast or withheld at the Annual Meeting as follows:

(i)	Election of directors:

Director	For	Withheld
Edward C. Nafus	39,454,989	306,219
Janice I. Obuchowski	39,454,815	306,393
Donald B. Reed	39,454,857	306,351

(ii)	Approval of performance bonus program:

For	Against	Abstain	Non votes
38,793,946	911,053	56,209	—

(iii)	Approval of performance goals for performance-based awards under the 2005 Stock Incentive Plan:

For	Against	Abstain	Non votes
31,944,517	3,235,352	70,164	4,511,175

(iv)	Ratification of appointment of independent auditor for 2007:

For	Against	Abstain	Non votes
39,664,688	45,127	51,393	—

Item 5.	None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2007

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