Form 10-Q
period 2007-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2007-11-08
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES  ☐    NO  ☒

Shares of common stock outstanding at November 5, 2007: 35,514,437

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2007

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,867	$240,687
Short-term investments	58,461	174,803

Total cash, cash equivalents and short-term investments	177,328	415,490
Trade accounts receivable-
Billed, net of allowance of $1,589 and $1,143	109,952	110,020
Unbilled and other	5,818	5,555
Deferred income taxes	10,494	8,927
Other current assets	7,784	5,636

Total current assets	311,376	545,628
Property and equipment, net of depreciation of $70,115 and $66,656	28,343	23,680
Software, net of amortization of $34,013 and $32,989	9,081	7,725
Goodwill	59,891	14,228
Client contracts, net of amortization of $94,543 and $82,486	35,131	36,024
Deferred income taxes	15,591	19,617
Other assets	6,848	6,594

Total assets	$466,261	$653,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$26,887	$23,645
Trade accounts payable	22,229	15,509
Accrued employee compensation	18,844	20,962
Deferred revenue	15,520	17,586
Income taxes payable	1,467	3,651
Other current liabilities	11,889	10,158

Total current liabilities	96,836	91,511

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	9,292	8,632
Income taxes payable	4,490	—
Other non-current liabilities	4,745	5,619

Total non-current liabilities	248,527	244,251

Total liabilities	345,363	335,762

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 37,136,239 and 46,831,643 shares outstanding	623	616
Additional paid-in capital	347,989	340,564
Treasury stock, at cost, 25,142,208 and 14,776,238 shares	(612,863)	(360,259)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(4)	25
Unrecognized pension plan losses and prior service costs, net of tax	(852)	(852)
Accumulated earnings	386,005	337,640

Total stockholders’ equity	120,898	317,734

Total liabilities and stockholders’ equity	$466,261	$653,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)		(unaudited)
Revenues:
Processing and related services	$97,769	$90,272	$277,691	$264,408
Software, maintenance and services	9,792	8,178	28,118	22,055

Total revenues	107,561	98,450	305,809	286,463

Cost of revenues:
Processing and related services	50,607	44,867	138,571	129,457
Software, maintenance and services	6,016	5,829	18,615	15,555

Total cost of revenues	56,623	50,696	157,186	145,012

Gross margin (exclusive of depreciation)	50,938	47,754	148,623	141,451

Operating expenses:
Research and development	15,415	12,097	43,254	32,872
Selling, general and administrative	10,566	10,449	32,313	32,037
Depreciation	3,422	2,600	9,328	7,651
Restructuring charges	(33)	78	545	2,368

Total operating expenses	29,370	25,224	85,440	74,928

Operating income	21,568	22,530	63,183	66,523

Other income (expense):
Interest expense	(1,684)	(1,862)	(5,365)	(5,650)
Interest and investment income, net	3,707	6,046	14,317	15,993
Other, net	(2)	—	133	(52)

Total other	2,021	4,184	9,085	10,291

Income from continuing operations before income taxes	23,589	26,714	72,268	76,814
Income tax provision	(8,387)	(9,350)	(25,669)	(28,379)

Income from continuing operations	15,202	17,364	46,599	48,435

Discontinued operations:
Loss from discontinued operations, includes net pretax loss on disposal in 2006 of $6,000	—	(6,555)	—	(6,555)
Income tax benefit	—	2,795	269	2,795

Discontinued operations, net of tax	—	(3,760)	269	(3,760)

Net income	$15,202	$13,604	$46,868	$44,675

Basic earnings (loss) per common share:
Income from continuing operations	$0.39	$0.37	$1.12	$1.04
Discontinued operations, net of tax	—	(0.08)	0.01	(0.08)

Net income	$0.39	$0.29	$1.13	$0.96

Diluted earnings (loss) per common share:
Income from continuing operations	$0.39	$0.37	$1.11	$1.03
Discontinued operations, net of tax	—	(0.08)	0.01	(0.08)

Net income	$0.39	$0.29	$1.12	$0.95

Weighted-average shares outstanding:
Basic	38,587	46,549	41,633	46,659
Diluted	38,969	47,154	41,999	47,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(unaudited)
Cash flows from operating activities:
Net income	$46,868	$44,675
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	9,328	7,651
Amortization	13,967	12,550
Restructuring charge for abandonment of facilities	308	401
Net pretax loss on disposition of discontinued operations	—	6,000
Gain on short-term investments	(3,061)	(567)
Deferred income taxes	9,154	9,740
Excess tax benefits from stock-based compensation awards	(870)	(2,845)
Stock-based employee compensation	8,126	9,114
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	7,310	(235)
Other current and non-current assets	1,200	(1,807)
Income taxes payable/receivable	5,385	11,128
Trade accounts payable and accrued liabilities	(478)	(8,103)
Deferred revenue	(1,406)	1,579

Net cash provided by operating activities	95,831	89,281

Cash flows from investing activities:
Net payments from the disposition of discontinued operations	—	(6,436)
Purchases of property and equipment	(12,386)	(5,198)
Proceeds from sale of aircraft held for sale	—	7,376
Purchases of short-term investments	(189,536)	(183,716)
Proceeds from sale/maturity of short-term investments	309,800	98,100
Acquisition of businesses, net of cash acquired	(65,382)	(21,533)
Acquisition of and investments in client contracts	(6,914)	(6,549)

Net cash provided by (used in) investing activities	35,582	(117,956)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,786	7,431
Repurchase of common stock	(255,889)	(44,568)
Payments on acquired equipment financing	—	(481)
Excess tax benefits from stock-based compensation awards	870	2,845

Net cash used in financing activities	(253,233)	(34,773)

Net decrease in cash and cash equivalents	(121,820)	(63,448)

Cash and cash equivalents, beginning of period	240,687	346,113

Cash and cash equivalents, end of period	$118,867	$282,665

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$3,193	$3,195
Income taxes	10,790	5,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the expected results for the entire year ending December 31, 2007.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the three months ended September 30, 2007 and 2006 was $58.3 million and $48.3 million, respectively, and for the nine months ended September 30, 2007 and 2006 was $155.5 million and $144.5 million, respectively.

Short-term Investments and Other Financial Instruments. Our financial instruments as of September 30, 2007 and December 31, 2006 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. Short-term investments are considered “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are stated at fair value in our accompanying Condensed Consolidated Balance Sheets. As of September 30, 2007 and December 31, 2006, the fair value of our long-term debt, based upon quoted market prices, was approximately $230 million and $264 million, respectively. As of September 30, 2007 and December 31, 2006, the fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, was $0.1 million and $0.3 million, respectively.

Income Taxes. Effective January 1, 2007, we adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

As a result of the implementation of FIN 48, we recognized reductions in our liability for unrecognized income tax benefits related to our continuing operations and discontinued operations of $0.3 million and $1.2 million, respectively, which were accounted for as an increase to our January 1, 2007 retained earnings balance. As of January 1, 2007, the total amount of unrecognized income tax benefits related to our continuing operations and discontinued operations totaled $2.7 million and $2.1 million, respectively, which included $0.4 million of income tax-related accrued interest. If recognized, the total amount of unrecognized income tax benefits as of the date of adoption related to our continuing operations, or $2.7 million, would affect our continuing operations’ effective tax rate. We recognize income-tax related interest and penalties as part of income tax expense. As of September 30, 2007 we have not had a significant change in our liability for unrecognized income tax benefits since we adopted FIN 48, and we do not anticipate a significant change within the next twelve months.

We file income tax returns primarily in the U.S. Federal jurisdiction and in various state jurisdictions. As of September 30, 2007, the U.S. Federal statute of limitations has expired for years before 2004, and the statute of limitations has expired in our major state jurisdictions of Nebraska, Colorado and Florida for years before 2003, 2002 and 2003, respectively.

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

There were no other material transactions related to discontinued operations during the three and nine months ended September 30, 2007 and 2006.

4.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).

A summary of the shares repurchased during the three and nine months ended September 30, 2007 and 2006 under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares repurchased	5,560	820	10,366	1,729
Total amount paid	$129,746	$21,884	$252,603	$42,768
Weighted-average price per share	$23.34	$26.69	$24.37	$24.73

As of September 30, 2007, the total shares repurchased under the Stock Repurchase Program since its inception in August 1999 is 26.0 million shares, at a total repurchase price of $641.5 million (a weighted-average price of $24.69 per share). As of September 30, 2007, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.0 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the three and nine months ended September 30, 2007 and 2006 in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares repurchased	13	16	130	78
Total amount paid	$298	$397	$3,346	$1,801

Stock-Based Awards. Beginning in 2003, we began primarily granting restricted stock awards instead of stock options to employees and non-employee directors under our equity compensation plans. Historically, our restricted stock awards have vested annually over four years with no restrictions other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions) (“Time-Based Awards”). Certain Time-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, and certain shares have other acceleration of vesting provisions related to retirement. The fair value of the Time-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for the entire award.

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

A summary of our unvested restricted stock activity during the three and nine months ended September 30, 2007 is as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	Shares	Shares
Unvested awards, beginning	1,369,129	1,143,301
Awards granted	141,500	735,050
Awards forfeited/cancelled	(3,099)	(40,458)
Awards vested	(58,813)	(389,176)

Unvested awards, ending	1,448,717	1,448,717

We recorded stock-based compensation expense of $3.3 million and $3.1 million for the three months ended September 30, 2007 and 2006, respectively, and $8.1 million and $9.1 million for the nine months ended September 30, 2007 and 2006, respectively.

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

No reconciliation of the basic and diluted EPS numerators is necessary for the three and nine months ended September 30, 2007 and 2006, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic common shares outstanding	38,587	46,549	41,633	46,659
Dilutive effect of stock options	68	191	82	253
Dilutive effect of unvested restricted stock	314	414	284	316
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted common shares outstanding	38,969	47,154	41,999	47,228

For each of the three and nine month periods ended September 30, 2007 and 2006, 0.3 million of potentially dilutive common shares related to stock options and unvested shares of restricted stock were excluded from the computation of diluted EPS as their effect was antidilutive.

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

6.	COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$15,202	$13,604	$46,868	$44,675
Other comprehensive loss, net of tax, if any:
Unrealized loss on short-term investments	(13)	(10)	(29)	(46)

Comprehensive income	$15,189	$13,594	$46,839	$44,629

7.	ACQUISITIONS

ComTec, Inc. On July 9, 2007, we acquired 100% of the voting equity interests of ComTec, Inc. (“ComTec”) for: (i) $21.7 million in cash (net of $1.9 million in acquired cash), plus $0.6 million in acquisition costs. ComTec is a provider of print and electronic statement processing services headquartered in Fairfield, New Jersey. We acquired ComTec to maximize customer interaction for clients by expanding our statement processing footprint and capabilities through the addition of enhanced statement production and electronic statement presentation hardware and software technologies, as well as for additional plant capacities. In addition, the acquisition increases our presence in our core video market, as well as in new industry verticals such as telecommunications, home security, healthcare, financial services, and utilities.

Prairie Voice Services, Inc. On August 10, 2007, we acquired 100% of the voting equity interests of Prairie Voice Services, Inc. (“Prairie”) for: (i) $40.3 million in cash (net of $3.7 million in acquired cash), plus $0.4 million in acquisition costs. Headquartered in Omaha, Nebraska, Prairie provides inbound and outbound automated voice, text/SMS, email and fax messaging services to manage: (i) workforce communications; (ii) collections; (iii) lead generation; (iv) automated order capture; (v) service outage notifications; and (vi) other business functions. We acquired Prairie to extend our suite of products and solutions to help our clients maximize the value of interactions with their customers. Additionally, this acquisition extends our reach into industry verticals such as financial services and telecommunications.

Preliminary Purchase Prices. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition (in thousands), and the estimated lives of the acquired intangible assets. Amortization expense related to the acquired intangible assets is recognized on a straight-line basis, which approximates the pattern in which the economic benefits of the acquired intangible assets are expected to be received.

	ComTec		Prairie
	Amount	Weighted- Average Estimated Lives (months)	Amount	Weighted- Average Estimated Lives (months)
Current assets (includes cash and cash equivalents of $1,913 and $3,703, respectively)	$8,083		$9,025
Fixed assets	663		942
Acquired software	1,030	60	1,350	60
Acquired client contracts and other	940	60	3,310	60
Goodwill	19,272		26,469
Non-current net deferred income taxes assets	2,160		3,867
Other non-current assets	95		1,131

Total assets acquired	32,243		46,094

Current liabilities	8,015		1,666

Net assets acquired	$24,228		$44,428

In addition to the cash paid at closing, the ComTec stock purchase agreement includes provisions for additional contingent payments of up to $2.5 million over the next 12 months upon the achievement of certain predetermined operating criteria. The Prairie stock purchase agreement provides for contingent payments of up to approximately $6 million through the end of 2009, upon achievement of certain predetermined operating criteria. As of September 30, 2007, the additional purchase price payments have not been reflected in the ComTec or Prairie purchase prices. The contingent payments will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determinable beyond a reasonable doubt.

The ComTec and Prairie goodwill amounts represent the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed, and have been assigned to our one reportable segment. The ComTec and Prairie goodwill and acquired intangible assets are not deductible for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes”, for the ComTec and Prairie acquisitions, we have recognized deferred tax liabilities of $0.7 million and $1.8 million, respectively, for the difference between the assigned book values and the tax bases of the acquired intangible assets, but have not recognized deferred tax liabilities for the difference between the assigned book value and the tax basis of goodwill. Included in the ComTec and Prairie net assets acquired are deferred income tax assets of $2.9 million and $4.7 million, respectively, related to Federal net operating loss (“NOL”) carryforwards of $8.1 million and $13.5 million, respectively, which we believe are more likely than not to be realized over 20 years. The ComTec and Prairie Federal NOL carryforwards begin to expire in 2027.

The results of operations of ComTec and Prairie are included in the accompanying Condensed Consolidated Statements of Income for the periods subsequent to the acquisition dates. Pro forma information on our historical results of operations to reflect the acquisitions of ComTec and Prairie is not presented as ComTec’s and Prairie’s results of operations during prior periods are not material to our results of operations.

We are in the process of obtaining certain information that we believe is necessary to finalize the ComTec and Prairie purchase accounting, including the finalization of: (i) the valuations of the acquired intangible assets; (ii) closing balance sheet audits which may result in working capital adjustments, and thus adjustments of the total purchase prices; and (iii) the income tax attributes of the acquired assets. As of September 30, 2007, we are not expecting the working capital adjustments for ComTec or Prairie to be material and are not expecting significant changes to our preliminary purchase price allocations. We expect our purchase accounting for ComTec and Prairie to be completed by the end of 2007.

8.	DEBT

Our long-term debt as of September 30, 2007 and December 31, 2006 consists of our Convertible Debt Securities. As of September 30, 2007: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders; and (ii) we are in compliance with the provisions of the bond indenture related to the Convertible Debt Securities.

We have made no borrowings on our $100 million 2004 Revolving Credit Facility. As of September 30, 2007, we: (i) are in compliance with the financial ratios and other covenants; and (ii) have the entire $100 million available to us.

9.	LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, to include goodwill resulting from the ComTec and Prairie acquisitions (see Note 7), were as follows (in thousands):

January 1, 2007, balance	$14,228
Adjustment to Telution acquired goodwill	(78)
Goodwill acquired from ComTec acquisition	19,272
Goodwill acquired from Prairie acquisition	26,469

September 30, 2007, balance	$59,891

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of September 30, 2007 and December 31, 2006, the carrying values of these assets were as follows (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$129,674	$(94,543)	$35,131	$118,510	$(82,486)	$36,024
Software	43,094	(34,013)	9,081	40,714	(32,989)	7,725

Total	$172,768	$(128,556)	$44,212	$159,224	$(115,475)	$43,749

As discussed in Note 7, we acquired ComTec and Prairie during the three months ended September 30, 2007. In conjunction with these acquisitions, we acquired client contract and software intangible assets of $4.3 million and $2.4 million, respectively.

The total amortization expense related to intangible assets for the three months ended September 30, 2007 and 2006 was $4.6 million and $4.1 million, respectively, and for the nine months ended September 30, 2007 and 2006 was $13.1 million and $11.6 million, respectively. Based on the September 30, 2007 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2007 – $17.8 million; 2008 – $18.8 million; 2009 – $5.5 million; 2010 – $5.4 million; and 2011 – $4.8 million.

10.	COMMITMENTS, GUARANTEES AND CONTINGENCIES

Product and Services Warranties. We generally warrant that our products and related offerings will conform to published specifications, or to specifications provided in an individual client arrangement, as applicable. The typical product warranty period is 90 days from delivery of the product or offering. For certain service offerings we provide a limited warranty for the duration of the services provided. We generally warrant that services will be performed in a professional and workmanlike manner. The typical remedy for breach of warranty is to correct or replace any defective deliverable, and if not possible or practical, we will accept the return of the defective deliverable and refund the amount paid under the client arrangement that is allocable to the defective deliverable. Our contracts also generally contain limitation of damage provisions in an effort to reduce our exposure to monetary damages arising from breach of warranty claims. Historically, we have incurred minimal warranty costs, and as a result, do not maintain a warranty reserve.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our out-sourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2007, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing dates for the sale of the GSS and plaNet businesses. Since the sale of the GSS and plaNet businesses, we have made no indemnification payments, and as of September 30, 2007, the indemnification liability was $2.8 million. It is not possible to predict the maximum potential amount of future payments we may be required to make under these indemnification agreements due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liabilities we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS and plaNet businesses, the difference would be reflected in the discontinued operations section of our Condensed Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2007. In addition, as a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is not significant.

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

In addition, it is widely anticipated that communication service providers will continue their aggressive pursuit of providing convergent services. Traditional telephony service providers have recently entered the residential video market, a market dominated by our clients. Should these traditional telephony service providers be successful in their video strategy, it could threaten our clients’ market share, and thus our revenues, as generally speaking, these telephony-centric companies do not currently use our products and services.

Management Overview of Quarterly Results

Our Company. We are a leading provider of outsourced billing, customer care and print and mail solutions and services supporting the North American cable and direct broadcast satellite markets. Our solutions support some of the world’s largest and most innovative providers of bundled multi-channel video, Internet, and IP-based services. Our combination of solutions, services and expertise ensures that cable and satellite operators can continue to rapidly launch new service offerings, improve operational efficiencies, and deliver a high-quality customer experience in a competitive and ever-changing marketplace.

Impact of Acquisitions. During the third quarter of 2007, we closed on the following two acquisitions: (i) ComTec, Inc. (“ComTec”) on July 9, 2007; and (ii) Prairie Voice Services, Inc. (“Prairie”) on August 10, 2007. These acquisitions are discussed in greater detail in Note 7 to our Financial Statements. These acquired businesses contributed approximately $7 million of revenue in the third quarter of 2007, and are expected to contribute approximately $17 million of revenue for the full year 2007. These acquired businesses were somewhat neutral to our results of operations in the third quarter of 2007, and are not expected to materially impact our results of operations for the full year 2007.

A summary of our results of operations for the third quarter of 2007 is as follows:

•

Our revenues for the third quarter of 2007 were $107.6 million, up 9.3% when compared to $98.5 million for the same period in 2006, and up 8.1% when compared to $99.5 million for the second quarter of 2007. A significant portion of the increase in revenue in the third quarter of 2007, when compared to these prior quarters, relates primarily to the ComTec and Prairie acquisitions, discussed above.

•

Our operating expenses for the third quarter of 2007 were $86.0 million, up 13.3% when compared to $75.9 million for the same period in 2006, and up 9.8% when compared to $78.3 million for the second quarter of 2007.

•

The year-over-year increase in operating expenses relates primarily to: (i) the impact of the acquisitions of the ComTec and Prairie businesses during the third quarter of 2007; and to a much lesser degree, (ii) an increase in wages, primarily as a result of increases in staff levels between periods to address our various growth initiatives, to include the significant investment we are making in research and development.

•	The increase in operating expenses between the second and third quarters of 2007 is primarily due to the acquisitions of the ComTec and Prairie businesses during the third quarter of 2007.

•

Operating income for the third quarter of 2007 was $21.6 million, or 20.1% of total revenues, as compared to $22.5 million, or 22.9% of total revenues for the third quarter of 2006, and $21.2 million, or 21.3% of total revenues for the second quarter of 2007. The decrease in operating income between periods is primarily due to the significant investment we are making in research and development and the impact of the acquired businesses in the third quarter of 2007.

•

Income from continuing operations (net of tax) for the third quarter of 2007 was $15.2 million, or $0.39 per diluted share, a decrease of 12.5% when compared to $17.4 million, or $0.37 per diluted share, for the same period in 2006, and a decrease of 2.7% when compared to $15.6 million, or $0.37 per diluted share, for the second quarter of 2007.

•

The increase in earnings per diluted share in the third quarter of 2007, as compared to the second quarter of 2007 and the third quarter of 2006, is primarily due to a decrease in diluted shares outstanding as a result of significant share repurchases made under our stock repurchase program over the last several quarters.

•

Net income for the third quarter of 2007 includes stock-based compensation expense of $3.3 million, depreciation expense of $3.4 million, and amortization of intangible assets of $4.6 million. These non-cash charges totaled $11.3 million (pretax impact), or $0.19 per diluted share. Net income for the third quarter of 2006 includes stock-based compensation expense of $3.1 million, depreciation expense of $2.6 million, and amortization of intangible assets of $4.1 million. These non-cash charges totaled $9.8 million (pretax impact), or $0.14 per diluted share.

•

We continue to generate strong cash flows from our operations. As of September 30, 2007, we had cash, cash equivalents, and short-term investments of $177.3 million, as compared to $338.5 million as of June 30, 2007, and $415.5 million as of December 31, 2006. The $238.2 million decrease from year-end is attributed primarily to: (i) the repurchase of 10.4 million shares of our common stock for $252.6 million; and (ii) approximately $63 million in net cash paid for the acquisitions of the ComTec and Prairie businesses, offset to a certain degree by cash generated from our operations.

Cash flows from operating activities for the third quarter of 2007 were $35.7 million, compared to $28.6 million for the third quarter of 2006, and $24.5 million for the second quarter of 2007. See the “Liquidity” section below for further discussion.

Other key matters for the quarter were as follows:

•	Total customer accounts processed on our systems as of September 30, 2007 were 45.1 million, an increase from 44.8 million as of September 30, 2006, and consistent with that of June 30, 2007.

•

During the third quarter of 2007, we repurchased 5.6 million shares of our common stock for $129.7 million (a weighted average price of $23.34 per share). This brings our total share repurchases towards our planned $350 million stock repurchase amount to $295.0 million, leaving $55.0 million left on this buyback commitment.

Significant Client Relationships

Client Concentration. As discussed above, the North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients. For the three months ended September 30, 2007 and June 30, 2007, approximately 70% of our total revenues were generated from our four largest clients, which include Comcast Corporation (“Comcast”), EchoStar Communications Corporation (“EchoStar”), Time Warner Inc. (“Time Warner”), and Charter Communications (“Charter”). Revenues from these clients represented the following percentages of our total revenues for the three months ended September 30, 2007, June 30, 2007, and September 30, 2006:

	Three Months Ended
	September 30, 2007	June 30, 2007	September 30, 2006
Comcast (1) (2)	26%	28%	23%
EchoStar (1)	20%	21%	20%
Time Warner	14%	13%	13%
Charter	9%	9%	11%

(1)	The slight decrease in our percentage of revenues generated from Comcast and EchoStar for the three months ended September 30, 2007 when compared to the three months ended June 30, 2007, is primarily due to greater revenue diversification resulting from our recent acquisitions of the ComTec and Prairie businesses, discussed above.
(2)	The increase in our percentage of revenues generated from Comcast for the three months ended June 30, 2007, from September 30, 2006, is primarily due to the movement of additional customer accounts, who were already on our systems, to Comcast’s ownership in the first quarter of 2007.

As of September 30, 2007, December 31, 2006, and September 30, 2006, the percentages of net billed accounts receivable balances attributable to our largest clients were as follows:

	As of
	September 30, 2007	December 31, 2006	September 30, 2006
Comcast	30%	27%	24%
EchoStar (3)	23%	29%	28%
Time Warner	8%	10%	13%
Charter	9%	10%	10%

(3)	The decrease in percentage of accounts receivable from EchoStar as of September 30, 2007 compared to December 31, 2006 is due primarily to EchoStar having one less monthly invoice outstanding as of September 30, 2007.

See our 2006 10-K for additional discussion of our business relationships and contractual terms with the above mentioned significant clients.

Risk of Client Concentration. In the near term, we expect to continue to generate a large percentage of our total revenues from our four largest clients, Comcast, EchoStar, Time Warner, and Charter. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew its contract with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our systems, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations (including possible impairment, or significant acceleration of the amortization of intangible assets).

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cost of processing and related services	$945	$1,097	$2,397	$3,301
Cost of software, maintenance and services	206	176	540	530
Research and development	400	436	899	1,120
Selling, general and administrative	1,723	1,376	4,217	4,163
Restructuring charges	—	—	73	—

Total stock-based compensation expense	$3,274	$3,085	$8,126	$9,114

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

Results of Operations

Total Revenues. Total revenues for the: (i) three months ended September 30, 2007 increased 9.3% to $107.6 million, from $98.5 million for the three months ended September 30, 2006; and (ii) nine months ended September 30, 2007 increased 6.8% to $305.8 million, from $286.5 million for the nine months ended September 30, 2006. The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) three months ended September 30, 2007 increased $7.5 million or 8.3% to $97.8 million, from $90.3 million for the three months ended September 30, 2006; and (ii) nine months ended September 30, 2007 increased $13.3 million or 5.0% to $277.7 million, from $264.4 million for the nine months ended September 30, 2006.

•

The increase in processing and related services revenues between the three months ended September 30, 2007 and 2006 relates primarily to the acquisitions of the ComTec and Prairie businesses during the third quarter of 2007. All ComTec and Prairie revenues fall within this revenue classification.

•

The increase in processing and related services revenue between the nine months ended September 30, 2007 and 2006 is primarily due to the following: (i) the acquisitions of the ComTec and Prairie businesses during the third quarter of 2007; and (ii) increased utilization of new and existing products and services by our clients, to include such things as higher usage of marketing services and various ancillary customer care solutions, which include things such as order workflow tools, professional services, system interfaces, and reporting tools.

Additional information related to processing and related services revenues is as follows:

•

Amortization of the client contracts intangible asset (reflected as a reduction of processing and related services revenues) for the: (i) three months ended September 30, 2007 and 2006 was $3.6 million and $3.3 million, respectively; and (ii) nine months ended September 30, 2007 and 2006 was $10.8 million and $9.9 million, respectively.

•

Total customer accounts processed on our systems as of September 30, 2007 were 45.1 million, up slightly when compared to 44.8 million as of September 30, 2006, and consistent with that of June 30, 2007.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) three months ended September 30, 2007 increased $1.6 million, or 19.7% to $9.8 million, from $8.2 million for the three months ended September 30, 2006; and (ii) nine months ended September 30, 2007 increased $6.0 or 27.5% million to $28.1 million, from $22.1 million for the nine months ended September 30, 2006. The increase between periods is related primarily to our emphasis to expand our professional services organization, to include the acquisition of Telution on March 1, 2006. Software, maintenance and services revenues for the three months ended June 30, 2007 were $9.2 million.

Cost of Revenues. See our 2006 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) three months ended September 30, 2007 increased $5.7 million, or 12.8% to $50.6 million, from $44.9 million for the three months ended September 30, 2006; and (ii) nine months ended September 30, 2007 increased $9.1 million, or 7.0% to $138.6 million, from $129.5 million for the nine months ended September 30, 2006.

•

The increase between the three months ended September 30, 2007 and 2006 is primarily due to acquisitions of the ComTec and Prairie businesses during the third quarter of 2007, as all of the ComTec and Prairie cost of revenues fall within this expense classification.

•

The increase between the nine months ended September 30, 2007 and 2006 is primarily due to: (i) the acquisitions of the ComTec and Prairie businesses; and to a lesser degree, (ii) an increase in data processing costs as a result of additional enhancements being made to ACP and increased transactions by our customers.

The gross margin percentage for processing and related services was: (i) 48.2% for the three months ended September 30, 2007 compared to 50.3% for the three months ended September 30, 2006; and (ii) 50.1% for the nine months ended September 30, 2007 compared to 51.0% for the nine months ended September 30, 2006.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) three months ended September 30, 2007 remained relatively consistent between periods, increasing $0.2 million, or 3.2% to $6.0 million, from $5.8 million for the three months ended September 30, 2006; and (ii) nine months ended September 30, 2007 increased $3.0 million, or 19.7% to $18.6 million, from $15.6 million for the nine months ended September 30, 2006. The increase in cost of software, maintenance and services between the nine months ended September 30, 2007 and 2006 is due primarily to an increase in employee-related costs as a result of an increase in personnel assigned internally to software maintenance projects and our emphasis to expand our professional services organization. Additionally, the increase in expense is reflective of the increase in revenues between these periods.

The gross margin percentage for software, maintenance and services was: (i) 38.6% for the three months ended September 30, 2007, as compared to 28.7% for the three months ended September 30, 2006; and (ii) 33.8% for the nine months ended September 30, 2007, as compared to 29.5% for the nine months ended September 30, 2006. The increase in the gross margin percentages are primarily attributed to the change in the mix of these revenues between periods.

Gross Margin (Exclusive of Depreciation). The overall gross margin percentage (exclusive of depreciation) for the: (i) three months ended September 30, 2007 was 47.4%, compared to 48.5% for the three months ended September 30, 2006; and (ii) nine months ended September 30, 2007 was 48.6%, compared to 49.4% for the nine months ended September 30, 2006. The changes in the overall gross margin percentages between periods are due to the factors discussed above.

Research and Development (“R&D”) Expense. R&D expense for the: (i) three months ended September 30, 2007 increased $3.3 million, or 27.4% to $15.4 million, from $12.1 million for the three months ended September 30, 2006; and (ii) nine months ended September 30, 2007 increased $10.4 million, or 31.6% to $43.3 million, from $32.9 million for the nine months ended September 30, 2006. The increase between periods is primarily due to an increase in employee-related costs, as more employees are being dedicated to R&D efforts. As a percentage of total revenues, R&D expense was: (i) 14.3% for the three months ended September 30, 2007 compared to 12.3% for the three months ended September 30, 2006; and (ii) 14.1% for the nine months ended September 30, 2007, compared to 11.5% for the nine months ended September 30, 2006. We did not capitalize any internal software development costs during the three and nine months ended September 30, 2007 and 2006.

Our more recent R&D efforts involve the ongoing evolution of our ACP platform and related software products, to include the integration of the acquired Telution assets and the utilization of new software technologies. The continued evolution of ACP is in response to market demands that our products have architectural flexibilities and features (e.g., service oriented architecture, or SOA) that are more easily integrated with other computer systems, which will enhance our ability to expand the capabilities and features of our products on a more timely basis, including those necessary to service new and expanded product offerings (e.g., Voice over IP, and voice and high-speed Internet services to small-medium businesses, or “commercial services”, etc.). These R&D efforts will also allow us to separate certain software components that have historically been tightly integrated with the ACP platform, so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, to include the possible use of our products across non-CSG customer care and billing systems. At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. In the near term, we expect that the percentage of our total revenues spent on R&D to be relatively consistent with the first three quarters of 2007 which reflected R&D expenses as a percentage of total revenues of approximately 14%, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) three months ended September 30, 2007 remained consistent between periods, increasing $0.2 million, or 1.1% to $10.6 million, from $10.4 million for the three months ended September 30, 2006; and (ii) nine months ended September 30, 2007 was $32.3 million, relatively consistent when compared to $32.0 million for the nine months ended September 30, 2006.

Depreciation Expense. Depreciation expense for the: (i) three months ended September 30, 2007 increased $0.8 million, or 31.6%, to $3.4 million, from $2.6 million for the three months ended September 30, 2006; and (ii) nine months ended September 30, 2007 increased $1.6 million, or 21.9% to $9.3 million, from $7.7 million for the nine months ended September 30, 2006. The capital expenditures during the three and nine months ended September 30, 2007 consisted principally of: (i) computer hardware and related equipment; (ii) statement processing equipment; and (iii) facilities and internal infrastructure items. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Restructuring Charges. Restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income and diluted earnings per share, for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands, except diluted earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Involuntary employee terminations	$—	$56	$193	$1,668
Facility abandonments	(33)	21	279	744
Other	—	1	73	(44)

Total restructuring charges	$(33)	$78	$545	$2,368

Impact of restructuring charges on results of operations:
Net income	$(21)	$51	$351	$1,493

Diluted earnings per share	$0.00	$0.00	$0.01	$0.03

The involuntary employee termination expense during the nine months ended September 30, 2006 relates to retention and severance costs related to personnel working on the terminated FairPoint Communications, Inc. outsourced processing services contract.

Operating Income. Operating income for the: (i) three months ended September 30, 2007 was $21.6 million, or 20.1% of total revenues, compared to $22.5 million, or 22.9% of total revenues for the three months ended September 30, 2006; and (ii) nine months ended September 30, 2007 was $63.2 million, or 20.7% of total revenues, compared to $66.5 million, or 23.2% of total revenues for the nine months ended September 30, 2006. The decrease in operating income and operating margins between periods is primarily due to: (i) an overall increase in R&D expenditures, as discussed above, which is reflective of our commitment to expand our R&D and related support function expenses in order to address the opportunities we see with our clients’ changing needs, and to a lesser degree, (ii) the impact of the ComTec and Prairie acquisitions during the third quarter.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of operating income for the: (i) three months ended September 30, 2007 and 2006 were $11.3 million and $9.8 million, respectively; and (ii) nine months ended September 30, 2007 and 2006 were $30.5 million and $28.4 million, respectively.

Income Tax Provision. The effective income tax rates for the three and nine months ended September 30, 2007 and 2006 are as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
36%	35%	36%	37%

At this time, we estimate that our overall effective income tax rate for the full year 2007 will range between 36% and 37%.

As of September 30, 2007, our $26.1 million of net deferred income tax assets represented approximately 6% of total assets. We continue to believe that sufficient taxable income will be generated in the future in order to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Liquidity

Cash and Liquidity

As of September 30, 2007 our principal sources of liquidity included cash, cash equivalents, and short-term investments of $177.3 million, compared to $338.5 million as of June 30, 2007 and $415.5 million as of December 31, 2006. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. We have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of September 30, 2007, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had the entire $100 million available to us.

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

Our net cash flows from operating activities, broken out between operations and changes in working capital assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Working Capital Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2006:
March 31	$25,872	$(3,894)	$21,978
June 30 (1)	29,358	9,393	38,751
September 30	31,489	(2,937)	28,552
December 31	29,549	(680)	28,869
2007:
March 31 (2)	27,199	8,464	35,663
June 30	28,217	(3,719)	24,498
September 30 (3)	28,404	7,266	35,670

(1)	Cash flows from operating activities for the second quarter of 2006 were positively impacted by favorable changes in working capital items during the quarter, primarily related to the reduction in the accounts receivable balance.
(2)	Cash flows from operating activities for the first quarter of 2007 were positively impacted by approximately $10 million as we received an additional monthly processing invoice payment from a key client before quarter end. As a result, we received four monthly processing invoice payments from this key client during the first quarter of 2007, as compared to three monthly processing invoice payments in all other quarters presented above.
(3)	Cash flows from operating activities for the third quarter of 2007 were positively impacted by normal timing changes in certain operating assets and liabilities for the quarter.

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

Significant fluctuations in key working capital items between December 31, 2006 and September 30, 2007 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated periods, and our DBO for the quarters then ended, are as follows (in thousands, except DBO):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2006:
March 31	$110,415	$(1,008)	$109,407	60
June 30 (1)	97,404	(1,059)	96,345	63
September 30 (1)	108,707	(1,143)	107,564	62
December 31	111,163	(1,143)	110,020	64
2007:
March 31 (2)	104,677	(1,577)	103,100	63
June 30	104,254	(1,619)	102,635	61
September 30 (3)	111,541	(1,589)	109,952	60

(1)	The change in gross and net billed trade accounts receivable between March 31, 2006, June 30, 2006, and September 30, 2006 relates primarily to fluctuations in the timing of invoicing and payments from certain clients at or around each quarter end.
(2)	The decrease in gross and net billed trade accounts receivable at March 31, 2007 is primarily due to the receipt of an additional monthly processing invoice payment from a key client of approximately $10 million before quarter end.
(3)	The $7.3 million increase in gross and net billed trade accounts receivable at September 30, 2007 is primarily due to the acquisitions of the ComTec and Prairie businesses.

Income Taxes Payable

The $5.4 million of cash flows from operating activities related to income taxes payable/receivable for the nine months ended September 30, 2007, is primarily due to the timing of our estimated Federal and state income tax payments.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. During the nine months ended September 30, 2007 our cash flows from investing activities also included the acquisitions of the ComTec and Prairie businesses, discussed above.

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, cash equivalents or short-term investments to limit our exposure to market risks. These cash equivalents and short-term investments are readily convertible back into cash. During the nine months ended September 30, 2007, we purchased $189.5 million and sold (or had mature) $309.8 million of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the nine months ended September 30, 2007 and 2006 for property and equipment, and investments in client contracts, excluding the acquisitions of ComTec and Prairie in 2007 and Telution in 2006, were as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Property and equipment	$12,386	$5,198
Client contracts	6,914	6,549

The property and equipment expenditures during the first nine months of 2007 consisted principally of computer hardware and related equipment, statement production equipment, and facilities and internal infrastructure items.

The investments in client contracts for the nine months ended September 30, 2007 and 2006 relate primarily to client incentive payments ($5.9 million and $5.3 million respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($1.0 million and $1.2 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock.

Repurchase of Common Stock. During the nine months ended September 30, 2007 and 2006, we repurchased shares of our common stock under the guidelines of the Stock Repurchase Program for $252.6 million and $42.8 million, respectively. In addition, outside of the Stock Repurchase Program, during the nine months ended September 30, 2007 and 2006, we repurchased from our employees and then cancelled approximately 130,000 shares and 78,000 shares of our common stock for $3.3 million and $1.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

As of September 30, 2007, we had $177.3 million of cash, cash equivalents, and short-term investments available to fund our operations, and we expect to generate material amounts of additional cash during the remainder of 2007. The following are the key items to consider in assessing our sources and uses of capital resources as of September 30, 2007:

•

Acquisitions. During the third quarter of 2007, we acquired two businesses, ComTec and Prairie, for a total of approximately $63 million in net cash at close. In addition to the cash paid at close, the ComTec stock purchase agreement provides for contingent payments of up to $2.5 million over the next 12 months upon the achievement of certain predetermined operating criteria, and the Prairie stock purchase agreement provides for contingent payments of up to approximately $6 million through the end of 2009 upon the achievement of certain predetermined operating criteria.

•

Stock Repurchase Program. We currently have a Stock Repurchase Program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant. During the first nine months of 2007, we repurchased 10.4 million shares of our stock, at a total price of $252.6 million, or $24.37 per share, under our Stock Repurchase Program. As a result, as of September 30, 2007, the remaining number of shares authorized for repurchase under the Stock Repurchase Program is 4.0 million shares.

In July 2006, we announced our intention to specifically repurchase $350 million of our outstanding common stock under our Stock Repurchase Program and in August 2006, we established a new Rule 10b5-1 Plan to facilitate this repurchase amount. From August 2006 through September 30, 2007, we have repurchased 11.9 million shares of our common stock for $295.0 million (a weighted-average price of $24.70 per share) toward this planned repurchase amount, leaving $55.0 million left to be repurchased towards this $350 million target.

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

•

Purchases of Property and Equipment. In the first nine months of 2007, we spent $12.4 million on property and equipment. For 2007, we expect to spend approximately $16 to $17 million on capital expenditures. As of September 30, 2007, we have made no significant capital expenditure commitments.

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

•

2004 Revolving Credit Facility. The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of September 30, 2007, we had made no borrowings under the 2004 Revolving Credit Facility, and at this time, we do not expect to make any borrowings under the 2004 Revolving Credit Facility during 2007. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of September 30, 2007, the commitment fee rate was 37.5 basis points per annum. As of the date of this filing, we have 100%, or $100 million, of the 2004 Revolving Credit Facility available to us.

In summary, we expect to: (i) as part of our growth strategy, continue to evaluate potential business and asset acquisitions, and investments in market share expansion with our existing and potential new clients; and (ii) continue to repurchase our outstanding common stock under our Stock Repurchase Program. We also expect to continue to make investments in client contracts, capital equipment, and R&D. We believe that: (i) our current cash, cash equivalents, and short-term investments balance, together with cash expected to be generated from future operating activities; (ii) the amount available under the 2004 Revolving Credit Facility; and (iii) other possible sources of additional debt available to us, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the nine months ended September 30, 2007, was 10.28:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of September 30, 2007, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of September 30, 2007, and December 31, 2006 were $118.9 million and $240.7 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2007 and December 31, 2006 were $58.5 million and $174.8 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

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

The following table presents information with respect to purchases of company common stock made during the three months ended September 30, 2007 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
July 1 – July 31	742,830	$26.07	740,000	8,838,196
August 1 – August 31	3,696,044	23.18	3,689,500	5,148,696
September 1 – September 30	1,133,298	22.07	1,130,000	4,018,696

Total	5,572,172	$23.34	5,559,500

[1]	Our Board of Directors have authorized us to repurchase up to 30 million shares of our common stock under the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date.
[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	None

Item 4.	None

Item 5.	None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2007

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Edward C. Nafus
Edward C. Nafus
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.03	CSG Systems International, Inc. 1996 Stock Incentive Plan, as amended August 14, 2007

10.04	CSG Systems International, Inc. 2005 Stock Incentive Plan, as amended August 14, 2007

10.05	CSG Systems International, Inc. Performance Bonus Program, as amended August 14, 2007

10.06	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.39A	First Amendment to Wealth Accumulation Plan, as amended August 14, 2007

10.46C	Third Amendment to Employment Agreement with Edward C. Nafus, dated March 6, 2007

10.46D	Fourth Amendment to Employment Agreement with Edward C. Nafus, dated August 14, 2007

10.47A	First Amendment to Employment Agreement with Randy R. Wiese, dated March 6, 2007

10.47B	Second Amendment to Employment Agreement with Randy R. Wiese dated August 14, 2007

10.48B	Second Amendment to Employment Agreement with Peter E. Kalan, dated March 6, 2007

10.48C	Third Amendment to Employment Agreement with Peter E. Kalan, dated August 14, 2007

10.49A	First Amendment to Employment Agreement with Joseph T. Ruble, dated March 6, 2007

10.49B	Second Amendment to Employment Agreement with Joseph T. Ruble, dated August 14, 2007

10.70A	First Amendment to Employment Agreement with Robert M. Scott, dated March 6, 2007

10.70B	Second Amendment to Employment Agreement with Robert M. Scott, dated August 14, 2007

10.80C	Forms of Agreement for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002