Form 10-K
period 2007-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2008-02-28
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(303) 200-2000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “ large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 29, 2007 was $1,110,309,714.

Shares of common stock outstanding at February 25, 2008: 34,922,179

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed on or prior to April 29, 2008, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2007 FORM 10-K

PART I

Item 1.	Business

Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from First Data Corporation (“FDC”) in November 1994. CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until this acquisition.

We are a leading provider of outsourced solutions that facilitate customer interaction management on the behalf of our clients, generating approximately 95% of our 2007 revenues from the North American cable and Direct Broadcast satellite (“DBS”) communications markets. Our solutions also support an increasing number of other industries such as financial services, utilities, telecommunications, and home security.

Our solutions manage key customer interactions such as set-up and activation of customer accounts, sales support and marketing, order processing, invoice calculation (i.e., customer billing), production and mailing of monthly customer invoices, management reporting, electronic presentment and payment of invoices, automated and interactive messaging, and deployment and management of the client’s field technicians to the customer’s home. Our unique combination of solutions, services, and expertise ensure that our clients can rapidly launch new service offerings, improve operational efficiencies, and deliver a high-quality customer experience in a competitive and ever-changing marketplace.

Our principal executive offices are located at 9555 Maroon Circle, Englewood, Colorado 80112, and the telephone number at that address is (303) 200-2000. Our common stock is listed on the NASDAQ Stock Market, Inc. under the symbol “CSGS”. We are an S&P Midcap 400 company.

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

In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”), and we continued to service the merged operations under the terms of the Master Subscriber Agreement. On November 18, 2002, Comcast Corporation (“Comcast”) completed its merger with AT&T, and assumed the Master Subscriber Agreement. Comcast is our largest client, making up approximately 27% of our total revenues in 2007.

During 2002 and 2003, we were involved in various legal proceedings with Comcast, consisting principally of arbitration proceedings related to the Master Subscriber Agreement. In October 2003, we received an unfavorable ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by us to Comcast. The award was based on the arbitrator’s determination that we had violated the most favored nations (“MFN”) clause of the Master Subscriber Agreement. We recorded the full impact from the arbitration ruling in the third quarter of 2003 as a charge to revenues. In addition, the arbitration ruling also required that we invoice Comcast for lower fees under the MFN clause of the Master Subscriber Agreement beginning in October 2003. This had the effect of reducing quarterly revenues from Comcast by approximately $13-14 million ($52-56 million annually), when compared to amounts prior to the arbitration ruling. In March 2004, we signed a new contract with Comcast (the “Comcast Contract”) that runs through December 31, 2008. The Comcast Contract superseded the former Master Subscriber Agreement that was set to expire at the end of

2012. The pricing inherent in the Comcast Contract was consistent with that of the arbitration ruling in October 2003. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for additional discussion of our business relationship with Comcast.

Discontinued Operations. In February 2002, we acquired the billing and customer care assets of Lucent Technologies (“Lucent”). Lucent’s billing and customer care business consisted primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; and (iii) elements of Lucent’s client support, product support, and sales and marketing organizations (collectively, the “Kenan Business”). This acquisition allowed us to expand our customer care and billing product and service offerings into international markets. On December 9, 2005, we sold our Global Software Services (“GSS”) business (“GSS Business”), which consisted principally of the acquired Kenan Business, to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”). As a result of our sale of the GSS Business, we no longer provide customer care and billing products or services outside of North America. The decision to sell the GSS Business allowed us intensify our focus on our core competencies in the cable and DBS markets utilizing our Advanced Convergent Platform (“ACP”) product and related services. See Note 2 to our Consolidated Financial Statements and MD&A for additional discussion of the sale of the GSS Business.

In addition to the sale of the GSS Business noted above, we also sold our plaNet Consulting business to a group of private investors led by the plaNet management team on December 30, 2005. As a result of these sales, the results of operations for the GSS and plaNet businesses have been reflected as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income. The remainder of the “Business” section of this Form 10-K is focused on our continuing operations. See Notes 2 and 5 to our Consolidated Financial Statements and MD&A for additional discussion of our reporting of discontinued operations, and the impact these sales had on our reporting of segment and related information.

Industry Overview

Background. We provide our customer interaction management solutions primarily to the North American cable and DBS communications markets. Our client base includes some of the world’s largest and most innovative service providers of bundled multi-channel video, Internet, voice and IP-based services. Our solutions coordinate and manage the many aspects of the customers’ interactions with a service provider, from the initial set-up and activation of customer accounts, to the support of various service activities, through the presentment of customer invoices and accounts receivable management.

Market Conditions of Communications Industry. The North American communications industry has experienced significant consolidation and increased competition among service providers, and there is the possibility of further consolidation. Market consolidation results in a fewer number of service providers who have massive scale and can deliver a total communications package. The significant plant upgrades and network rationalizations that have taken place have allowed service providers to focus their attention on new revenue and growth opportunities. In addition, new competitors, new technologies, and unique partnerships are forcing service providers to be more creative in their approaches for rolling out new products and services and enhancing their customers’ experiences. These factors drive the demand for scalable, flexible, and cost efficient customer interaction management solutions, which we believe will provide us with revenue opportunities.

However, another facet of this market consolidation poses certain risks to our company. The consolidation of service providers decreases the potential number of buyers for our products and services, and carries the inherent risk that the consolidators may choose to move their purchased customers to a competitor’s solution. Should this consolidation result in a concentration of customer accounts being owned by companies with whom we do not have a relationship, or with whom competitors are entrenched, it could negatively affect our ability to maintain or expand our market share, thereby having a material adverse effect to our results of operations. In addition, service providers at times have chosen to use their size and scale to exert more pressure on pricing negotiations.

In addition, it is widely anticipated that traditional wireline and wireless telephone service providers will continue their aggressive pursuit of providing convergent services. These providers have recently entered the residential video market, a market which has historically been dominated by our clients. Should these traditional telephone service providers be successful in their video strategy, it could threaten our clients’ market share, and thus our revenues as, generally speaking, traditional wireline and wireless telephone providers do not currently use our products and services.

Business Strategy

Our business strategy is designed to achieve growth of revenues and profitability. The key elements of our business strategy include:

Expand Our Core Customer Information Processing and Output Solutions. Most of our revenues are generated from our core customer information processing and output solutions. We provide a fully outsourced processing solution that combines the reliability and high-volume transaction processing capabilities of an enterprise server platform with the flexibility of client/server architecture. As of December 31, 2007, we had approximately 45 million customer accounts on our processing systems. In addition, we provide a full suite of output solutions that include statement design, printing, marketing services, electronic bill presentment, inserting and mailing on a variety of high-speed equipment. We provide our output solutions primarily to those clients that utilize our information processing services, but also provide such services to clients that do not utilize our outsourced customer information processing services. As of December 31, 2007, our average production volume for our output solutions was approximately 60 million customer statements per month.

Our customer information processing and output solutions provide highly predictable, recurring revenues through multi-year contracts with a client base that includes leading cable and DBS providers. We will continue to leverage our investment in and expertise in providing enhanced customer interaction management solutions as we look to expand these core elements of our business. Our customer information processing solutions are currently designed to focus on the North American cable and DBS markets. While our output solution clients are primarily those that utilize our customer information processing solutions, we look to continue to expand this solution set to other markets that demand high-quality, recurring monthly output solutions, such as financial services, utilities, telecommunications, and home security.

Increase the Penetration of Ancillary Products/Services. We provide a complete suite of fully-integrated customer interaction management products and services that complement our customer information processing and output solutions platforms. While our primary value proposition to our clients is the breadth and depth of this integrated offering, we are evolving our product solutions to allow clients to utilize certain of our products as point solutions.

Our ancillary products and services enable and automate various aspects of a service provider’s customer interactions, ranging from the call center, to the field technicians, to the end customer. As our clients’ businesses have consolidated and become much more complex with an increasingly diverse portfolio of service offerings, we have seen an increase in demand for our ancillary products and services, as our products are designed to help our clients solve their ever-changing customer interaction business needs as they arise.

Evolve Our Products and Services to Meet the Changing Needs of Our Clients. In 1995, we offered our solutions solely to providers of analog cable video. Since then, our solutions have evolved and expanded to accommodate DBS, digital video, high-speed Internet (“HSI”) and digital voice. Our clients continue to look to add more services to their product bundle, including advanced IP and wireless services, as well as services to commercial customers. Our continued investment in our solution set is designed to expand our customer interaction management capabilities to enable our clients to grow their product offerings, control costs, and provide better customer service.

Enhance Growth Through Focused Acquisitions. We follow a disciplined approach in acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts, provide complementary products and services, increase market share, and/or provide access to new markets and clients.

Continue Technology Leadership. We believe that our product technology and integrated suite of software solutions gives communications service providers a competitive advantage. Our continuing investment in research and development (“R&D”) is designed to position us to meet the growing and evolving needs of existing and potential clients. Over the last five years, we have invested approximately $200 million, or approximately 11% of our total revenues, into R&D.

In summary, our R&D and recent acquisition efforts, discussed below, have better positioned us to assist our clients and enable both of us to grow through maximizing every customer interaction. We have continually shown our commitment to deliver solutions and services to our clients with the highest level of performance and functionality, and with our continued investment in R&D and acquisition activities, we believe we will continue to find ways to solve our clients’ business challenges and provide them with a competitive advantage. While we continue to strive to provide superior solutions and services to our existing clients, we will continue to focus on growing and diversifying our business and finding new ways to expand our footprint in some of the new vertical markets we have entered with our recent acquisitions.

Description of Business

Clients. We work with the leading cable and DBS providers located in the U.S. and Canada. A partial list of those service providers as of December 31, 2007 is included below:

Charter Communications (“Charter”)	DISH Network Corporation (“DISH”), formerly EchoStar Communications Corporation
Comcast Corporation (“Comcast”)	Mediacom Communications
Cox Communications	Time Warner Inc. (“Time Warner”)

The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our historical revenues have been generated from a limited number of clients, with approximately 70% of our revenues being generated from our four largest clients, which include Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for 2007 and 2006:

	2007	2006
Comcast	27%	24%
DISH	20%	19%
Time Warner	13%	12%
Charter	9%	11%

Research and Development. Our clients are facing more competition than ever before from new entrants, and at the same time, are deploying new services at a faster pace than ever before, dramatically increasing the complexity of their business operations. Therefore, we continue to invest heavily in R&D to ensure that we stay ahead of our clients’ needs and advance our clients’ business as well as our own. We recognize these challenges and believe our value proposition is to provide solutions that help our clients ensure that each interaction they have with their customers is an opportunity to create value and deepen the business relationship. As a result of our R&D efforts, we have broadened our footprint within our client base with many innovative product offerings.

Our total R&D expenses were $58.3 million and $46.2 million, respectively, for 2007 and 2006, or approximately 14% and 12% of total revenues. In the near term, we expect that the percentage of our total revenues to be spent on R&D to be relatively consistent with that of 2007, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

There are certain inherent risks associated with significant technological innovations. Some of these risks are described in this report in our Risk Factors section below.

Products and Services. Our primary product offerings include our core outsourced processing product, Advanced Convergent Platform (“ACP”), and related services and software products, to include our output solutions. A background in high-volume transaction processing and statement production, complemented with world-class applications software, allows us to offer one of the most comprehensive, pre-integrated products and services solutions to the cable and DBS market. We believe this pre-integrated approach and outsourced delivery model allows our clients to get new product offerings to market quickly and provide high-quality customer service in a cost effective manner.

We license certain software products (e.g., ACSR, Workforce Express, etc.) and provide our professional services principally to our existing base of processing clients to enhance the core functionality of ACP, increase the efficiency and productivity of the clients’ operations, and allow clients to effectively roll out new products and services to new and existing markets, such as HSI and telephony to residential and commercial customers.

Historically, a substantial percentage of our total revenues have been generated from ACP processing and output services and related software products. These products and services are expected to provide a substantial percentage of our total revenues in the foreseeable future as well.

ACP Architectural Upgrade and Migration. During 2004, we completed a significant architectural upgrade to our primary product, then called CCS, and related services and software products. This enhancement, called ACP, has increased our ability to support convergent broadband services including cross-service bundling, convergent order entry and advanced service provisioning capabilities for multiple products to one end customer, such as video, HSI, and Voice over Internet Protocol (“VoIP”). This advanced convergent solution for broadband service providers facilitates our clients’ offering of combinations of video, voice and data services (commonly referred to in the industry as the “triple-play” service offering). We have successfully migrated all of the cable customer accounts processed on our systems to our ACP platform, giving our clients the full benefit of our technology to support the advanced marketing and rollout of new services.

Continued Evolution of ACP. We continue to evolve ACP, both functionally and architecturally, in response to market demands that our products have certain functional features and capabilities, as well as architectural flexibilities (such as service oriented architecture, or SOA). This product evolution will result in the modularization of certain product functionality that historically has been tightly integrated with the ACP platform, which will allow us to respond more quickly to required changes to our products and provide greater interoperability with other computer systems. Although our primary value proposition to our clients will continue to be the breadth and depth of our fully pre-integrated solution, these R&D efforts will also allow us to separate certain software components so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, including the use of certain products across non-CSG customer care and billing systems.

Telution Acquisition. As part of this product evolution strategy, we acquired Telution, Inc. (“Telution”) in March of 2006 to further expand these capabilities around our ACP platform. Our recent R&D efforts include the integration of these acquired technologies into our solution set. In particular, the acquired software assets are an integral part of the new functionality that has been added to our ACP platform since the acquisition, including a robust product catalog, offer and order management functions, and product capabilities to support commercial customers.

ComTec Acquisition. In July of 2007 we acquired ComTec, Inc. (“ComTec”), to expand our output solutions footprint and capabilities. With this acquisition, we added enhanced statement production and electronic statement presentation hardware and software technologies, as well as additional plant capacities. These technologies, which include extensive highlight color and cut-sheet printing capabilities, will accelerate our ability to offer enhanced output functionality to existing and prospective customers. In addition, the acquisition increased our presence in our core cable television and DBS markets, while also providing an established customer base in new industry verticals such as telecommunications, home security, healthcare, financial services, and utilities.

Prairie Acquisition. In August of 2007 we acquired Prairie Voice Services, Inc. This business, which was renamed Prairie Interactive Messaging, Inc. (“Prairie”), extends our suite of products and solutions that help our clients maximize the value of their interactions with their customers. Prairie provides inbound and outbound automated voice, text/SMS, email, and fax messaging services to manage workforce communications, collections, lead generation, automated order capture, service outage notifications, and other key business functions. We acquired Prairie to extend our customer interaction management capabilities within our core cable television and DBS markets, while also providing an established customer base in new industry verticals such as financial services and telecommunications.

FDC Data Processing Facility. We outsource to FDC the data processing and related computer services required for the operation of our processing services. Our ACP proprietary software and other software applications are run in FDC’s facility to obtain the necessary enterprise server computer capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the FDC facility through a combination of private and commercially-provided networks. Our service agreement with FDC expires June 30, 2010, and is cancelable only for cause, as defined in the agreement. We believe we could obtain mainframe data processing services from alternative sources, if necessary. We have a business continuity plan as part of our agreement with FDC should the FDC data processing center suffer an extended business interruption or outage. This plan is tested on an annual basis.

Client and Product Support. Our clients typically rely on us for ongoing support and training needs related to our products. We have a multi-level support environment for our clients, which includes dedicated account management teams to support the business, operational, and functional requirements of each client. These account teams help clients resolve strategic and business issues and are supported by our Product Support Center (“PSC”), which operates 24 hours a day, seven days a week. Clients call an 800 number, and through an automated voice response unit, have their calls directed to the appropriate PSC personnel to answer their questions. We have a full-time training staff and conduct ongoing training sessions both in the field and at our training facilities.

Sales and Marketing. We organize our sales efforts to existing clients primarily within our dedicated account teams, with senior level account managers who are responsible for new revenues and renewal of existing contracts within a client account. The account teams are supported by sales support personnel who are experienced in the various products and services that we provide. In addition, we have dedicated staff engaged in selling our products and services to prospective clients.

Competition. The market for customer interaction management products and services in the converging communications industry in North America, as well as in other industries we serve, is highly competitive. We compete with both independent outsourced providers and in-house developers of customer management systems. We believe that our most significant competitors in our primary markets are Amdocs Limited, Convergys Corporation, Oracle Corporation, and in-house systems. Some of our actual and potential competitors have substantially greater financial, marketing, and technological resources than us.

We believe service providers in our industry use the following criteria when selecting a vendor to provide customer care and billing products and services: (i) functionality, scalability, flexibility, interoperability, and architecture of the software assets; (ii) the breadth and depth of pre-integrated product solutions; (iii) product quality, client service, and support; (iv) quality of R&D efforts; and (v) price. We believe that our products and services allow us to compete effectively in these areas.

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

Employees

As of December 31, 2007, we had a total of 1,877 employees, an increase of 192, or 11%, from December 31, 2006. The increase in number of employees is due to (i) the addition of employees from the ComTec and Prairie acquisitions, and (ii) an increase in our R&D and support function personnel to support the development and roll out of new products. Our success is dependent upon our ability to attract and retain qualified employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.csgsystems.com. Additionally, these reports are available at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549 or on the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

We Derive a Significant Portion of Our Revenues From a Limited Number of Clients, and the Loss of the Business of a Significant Client Would Materially Adversely Affect Our Financial Condition and Results of Operations. The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately 70% of our revenues being generated from our four largest clients, which are (in order of size) Comcast, DISH, Time Warner, and Charter. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients.

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

Our industry is highly competitive, and the possibility that a major client may move all or a portion of its customers to a competitor has increased. While our clients may incur some costs in switching to our competitors, they may do so for a variety of reasons, including: (i) if we do not maintain favorable relationships; (ii) if we do not provide satisfactory services and products; or (iii) for reasons associated with price.

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

We May Not Be Able to Respond to the Rapid Technological Changes in Our Industry. The market for customer care and billing systems is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon the continued market acceptance of our products, especially ACP, and our ability to continuously adapt, modify, maintain, and operate our products to address the increasingly complex and evolving needs of our clients, without sacrificing the reliability or quality of the products. In addition, the market is demanding that our products have greater architectural flexibility and interoperability with other computer systems, and that we are able to meet the demands for technological advancements to our products and services at a greater pace. Attempts to meet these demands subjects our R&D efforts to greater risks.

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

There is an inherent risk in the successful development, implementation, migration, and operations of our products and services as the technological complexities, and the pace at which we must deliver these products and services to market, continue to increase. The risk of making an error that causes significant operational disruption to a client increases proportionately with the frequency and complexity of changes to our products and services. There can be no assurance: (i) of continued market acceptance of our products and services; (ii) that we will be successful in the development of product enhancements or new products that respond to technological advances or changing client needs at the pace the market demands; or (iii) that we will be successful in supporting the implementation, migration and/or operations of product enhancements or new products.

Our Business is Dependent on the North American Cable and DBS Industries. We have historically generated a significant portion of our revenues by providing products and services to clients in the North American cable and DBS industries. A decrease in the number of customers served by our clients, an adverse change in the economic condition of these industries, and/or changing consumer demand for services could have a material adverse effect on our results of operations. Additionally, a significant portion of our historical growth has come from our support of clients’ expansion into new lines of business, such as HSI and VoIP. There can be no assurance that our current and potential clients will be successful in expanding into new segments of the converging communications industry. Even if major forays into new markets by our current or potential clients are successful, we may be unable to meet the special billing and customer interaction management needs of those markets.

Our clients operate in a highly competitive environment. It is widely anticipated that traditional wireline and wireless telephone service providers, and others, will continue their aggressive pursuit of providing convergent services, including residential video, a market historically dominated by our clients. Should these alternative service providers be successful in their video strategies, it could threaten our clients’ market share, and thus our source of revenues, as generally speaking these companies do not use our core products and services and there can be no assurance that new entrants will become our clients.

The Consolidation of the North American Cable and DBS Industry May Have a Material Adverse Effect on Our Results of Operations. The North American cable and DBS industry may continue to be subject to significant ownership changes. One facet of these changes is that consolidation by and among our core client base, the cable and DBS providers, as well as new entrants such as the traditional wireline and wireless carriers, will decrease the potential number of buyers for our products and services. Should these consolidations result in a concentration of customer accounts being owned by companies with whom we do not have a relationship, or with whom competitors are entrenched, we could be subject to the inherent risk that subscribers will be moved off of us and onto a competitor’s system, thereby having a material adverse effect on our results of operations.

Furthermore, movement of our clients’ customers from our systems to a competitor’s system as a result of regionalization strategies by our clients could have a material adverse affect on our operations. Finally, as the result of the consolidations, our current and potential clients may choose to use their size and scale to exercise more severe pressure on pricing negotiations.

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

The Delivery of Our Products and Services is Dependent on a Variety of Computing Environments and Communications Networks, Which May Not Be Available or May Be Subject to Security Attacks. Our products and services are generally delivered through a variety of computing environments operated by us, which we will collectively refer to herein as “Systems.” We provide such computing environments through both outsourced arrangements, such as our data processing arrangement with FDC, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our products and services are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the continuous availability and uncompromised security of our Networks and Systems to conduct their business operations.

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

As a means to mitigate certain risks in this area of our business, we have done the following: (i) established policies and procedures related to planned changes to our Systems and Networks; (ii) implemented a business continuity plan, to include testing certain aspects of this plan on a periodic basis; and (iii) implemented a security and data privacy program (utilizing ISO 17799 as a guideline) designed to mitigate the risk of an unauthorized access to the Networks and Systems primarily through the use of network firewalls, procedural controls, intrusion detection systems and antivirus applications. In addition, we undergo periodic security reviews of certain aspects of our Networks and Systems by independent parties.

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

As of December 31, 2007, we were operating from eight leased sites in the U.S., representing approximately 535,000 square feet. This amount excludes approximately 84,000 square feet of leased space that we have abandoned.

We lease office facilities totaling approximately 100,000 square feet in Englewood, Colorado and surrounding communities. We utilize these office facilities primarily for: (i) corporate headquarters; (ii) sales and marketing activities; (iii) product and operations support; and (iv) R&D activities. The leases for these office facilities expire in the years 2013 through 2015.

We lease office facilities totaling approximately 225,000 square feet in Omaha, Nebraska. We utilize these facilities primarily for (i) client services, training and product support; (ii) systems and programming activities; (iii) R&D activities; and (iv) general and administrative functions. The leases for these facilities expire in the years 2009 through 2012.

We lease an office facility totaling approximately 16,000 square feet in Chicago, Illinois. We utilize this facility primarily for: (i) R&D activities; (ii) client services; and (iii) professional services staff. The lease for this office facility expires in 2008.

We lease statement production and mailing facilities totaling approximately 194,000 square feet in Omaha, Nebraska, Wakulla County, Florida, and Fairfield, New Jersey. The leases for these facilities expire in the years 2011 through 2013.

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

None.

***************************************************************************************

Executive Officers of the Registrant

As of December 31, 2007, our executive officers were Peter E. Kalan (Chief Executive Officer and President), Randy R. Wiese (Executive Vice President and Chief Financial Officer), Robert M. (“Mike”) Scott (Executive Vice President and Chief Operating Officer), and Joseph T. Ruble (Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer). We have employment agreements with each of the executive officers.

Peter E. Kalan

Chief Executive Officer and President

Mr. Kalan, 48, joined CSG in January 1997 and was named Chief Financial Officer in October 2000. In April 2006, he was named Executive Vice President of Business and Corporate Development. In December 2007, Mr. Kalan was named Chief Executive Officer and President, and elected to the Board. Prior to joining CSG, he was Chief Financial Officer at Bank One, Chicago, and he also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a BA degree in Business Administration from the University of Texas at Arlington.

Randy R. Wiese

Executive Vice President and Chief Financial Officer

Mr. Wiese, 48, joined CSG in 1995 as Controller and later served as Chief Accounting Officer. He was named Executive Vice President and Chief Financial Officer in April 2006. Prior to joining CSG, he was manager of audit and business advisory services and held other accounting-related positions at Arthur Andersen & Co. Mr. Wiese is a member of the AICPA and the Nebraska Society of Certified Public Accountants. He holds a BS degree in Accounting from the University of Nebraska-Omaha.

Robert M. Scott

Executive Vice President and Chief Operating Officer

Mr. Scott, 57, joined CSG in September 1999 as Vice President of the Broadband Services Division and served as Senior Vice President of that division from 2001 to 2004. In December 2004, Mr. Scott was named Executive Vice President, and became the head of the Broadband Services Division in March 2005. In July 2006, he was named Chief Operating Officer. Prior to joining CSG, he served for 21 years in a variety of management positions, both domestically and internationally, with First Data Corporation. Mr. Scott holds a BA degree in Social Studies from Florida Atlantic University.

Joseph T. Ruble

Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer

Mr. Ruble, 47, joined CSG in 1997 as Vice President and General Counsel. In November 2000 he was appointed Senior Vice President of Corporate Development, General Counsel & Corporate Secretary. In February 2007, he was named Executive Vice President. Prior to joining CSG, Mr. Ruble served from 1991 to 1997 as Vice President, General Counsel & Corporate Secretary for Intersolv, Inc., and as counsel to Pansophic Systems, Inc. for its international operations from 1988 to 1991. Prior to that, he represented the software industry in Washington, D.C. on legislative matters. Mr. Ruble holds a JD from Catholic University of America and a BS degree from Ohio University.

Board of Directors of the Registrant

Effective November 14, 2007, our Board of Directors increased the number of directors of our company from eight to nine by adding a Class III director and approved Mr. Kalan to fill the vacancy created by the increase in the number of Class III directors.

Information related to our Board of Directors is provided below.

Bernard W. Reznicek

Consultant

The Premier Group

Mr. Reznicek, 71, was elected to the Board in January 1997 and presently serves as the Company’s non-executive Chairman of the Board. He currently provides consulting services through Premier Enterprises. Mr. Reznicek previously was an Executive with Central States Indemnity Company of Omaha, a Berkshire Hathaway company, from 1997 to 2003. He has 40 years of experience in the electric utility industry, having served as Chairman, President and Chief Executive Officer of Boston Edison Company and President and Chief Executive Officer of Omaha Public Power District. Mr. Reznicek currently is a director of Pulte Homes, Inc. (NYSE) and infoUSA Inc. (NASDAQ).

Peter E. Kalan

Chief Executive Officer and President

CSG Systems International, Inc.

Mr. Kalan’s biographical information in included in “Executive Officers of the Registrant” section shown directly above.

Ronald Cooper

Former President and Chief Operating Officer

Adelphia Communications

Mr. Cooper, 50, was elected to the Board in November 2006. He has spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and Chief Operating Officer from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, and MediaOne and its predecessor Continental Cablevision, Inc. He has held various board and committee seats with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing and the New England Cable Television Association. In addition, Mr. Cooper is a trustee at the Denver Art Museum and a director for Colorado Public Radio.

Edward C. Nafus

Former Chief Executive Officer and President

CSG Systems International, Inc.

Mr. Nafus, 67, was elected to the Board in March 2005. Mr. Nafus joined CSG in August 1998 as Executive Vice President and became the President of our Convergent Services and Solutions Division in January 2002. In April 2005, Mr. Nafus assumed the position of Chief Executive Officer and President of CSG and held that position until his retirement in December 2007. Prior to joining CSG, Mr. Nafus held numerous management positions within FDC from 1978 to 1998. From 1992 to 1998, he served as Executive Vice President of FDC; from 1989 to 1992, he served as President of First Data International; and Executive Vice President of First Data Resources from 1984 to 1989. From 1971 to 1978, Mr. Nafus worked in sales management, training and sales for Xerox Corporation. From 1966 to 1971, Mr. Nafus was a pilot and division officer in the United States Navy. Mr. Nafus holds a BS degree from Jamestown College.

Janice I. Obuchowski

President

Freedom Technologies, Inc.

Ms. Obuchowski, 56, was elected to the Board in November 1997. She has been President of Freedom Technologies, Inc., a public policy and corporate strategy consulting firm specializing in telecommunications, since 1992. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radio Communication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce and as Administrator for the National Telecommunications and Information Administration. Ms. Obuchowski currently is a director of Orbital Sciences Corporation and Stratos Global Corporation.

Donald B. Reed

Former Chief Executive Officer

Cable & Wireless Global

Mr. Reed, 63, was elected to the Board in May 2005. He currently is retired, having served as Chief Executive Officer of Cable & Wireless Global from May 2000 to January 2003. Cable & Wireless Global, Cable & Wireless plc’s wholly owned operations in the United States, United Kingdom, Europe and Japan, is a provider of internet protocol (IP) and data services to business customers. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997 Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. Mr. Reed currently is a director of Intervoice, Inc., Idearc Media (formerly Verizon Yellow Pages) (NYSE) and Aggregate Industries in London, England, a wholly owned subsidiary of Holcim Group located in Switzerland.

Frank V. Sica

Managing Partner

Tailwind Capital

Mr. Sica, 57, has served as a director of the Company since its formation in 1994. He is currently a Managing Partner of Tailwind Capital. From 2004 to 2005, Mr. Sica was a Senior Advisor to Soros Private Funds Management. From 2000 until 2003, he was President of Soros Private Funds Management which oversaw the direct real estate and private equity investment activities of Soros. In 1998, he joined Soros Fund Management where he was a Managing Director responsible for Soros’ private equity investments. From 1988 to 1998, Mr. Sica was a Managing Director at Morgan Stanley and its private equity affiliate, Morgan Stanley Capital Partners. Prior to 1988, Mr. Sica was a Managing Director in Morgan Stanley’s mergers and acquisitions department. From 1974 to 1977, Mr. Sica was an officer in the U.S. Air Force. Mr. Sica currently is a director of JetBlue Airways, Kohl’s Corporation, and NorthStar Realty Finance Corporation.

Donald V. Smith

Senior Managing Director

Houlihan Lokey Howard & Zukin, Inc.

Mr. Smith, 65, was elected to the Board in January 2002. He presently serves as Senior Managing Director of Houlihan Lokey Howard & Zukin, Inc., an international investment banking firm with whom he has been associated since 1988. Mr. Smith currently is in charge of the firm’s New York office and serves on the board of directors of the firm. From 1978 to 1988, he was employed by Morgan Stanley & Co. Incorporated, where he headed the valuation and reorganization services within that firm’s corporate finance group. Mr. Smith is director of the Princeton (NJ) Health Care Foundation and of Business Executives for National Security.

James A. Unruh

Managing Principal

Alerion Capital Group

Mr. Unruh, 67, was elected to the Board in June 2005. He became a founding principal of Alerion Capital Group, LLC (a private equity investment company) in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation from 1987 to 1997 and served as its Chairman and Chief Executive Officer from 1990 to 1997. From 1982 to 1987, Mr. Unruh held various executive positions, including Senior Vice President, Finance, with Burroughs Corporation, a predecessor of Unisys Corporation. Mr. Unruh currently is a director of Prudential Financial, Inc., Tenet Healthcare Corporation, and Qwest Communications International Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Stock Market LLC (“NASDAQ/NMS”) under the symbol “CSGS”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ/NMS.

	High	Low
2007
First quarter	$26.97	$24.02
Second quarter	28.22	24.45
Third quarter	27.26	19.64
Fourth quarter	21.97	14.52

	High	Low
2006
First quarter	$23.29	$20.82
Second quarter	26.21	22.87
Third quarter	27.48	23.18
Fourth quarter	28.45	26.11

On February 25, 2008, the last sale price of our common stock as reported by NASDAQ/NMS was $11.79 per share. On January 31, 2008, the number of holders of record of common stock was 235.

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

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the S&P 500 Index, and our Standard Industrial Classification (“SIC”) Code Index: Computer Processing and Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2002, in our common stock and in each of the two indexes and that all dividends, if any, were reinvested.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
CSG Systems International, Inc.	100.00	91.50	137.00	163.52	195.82	107.84
Data Preparation & Processing Services	100.00	119.04	130.74	131.39	146.87	146.76
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.87

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	388,876	$31.05	10,744,076
Equity compensation plan not approved by security holders	87,565	22.60	9,927

Total	476,441	$29.49	10,754,003

Of the total number of securities remaining available for future issuance, 10,428,827 shares can be used for various types of stock-based awards, as specified in the individual plans, with the remaining 325,176 shares to be used for our employee stock purchase plan. See Note 13 to our Consolidated Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of company common stock made during the three months ended December 31, 2007 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs (1)
October 1—October 31	1,541,100	$20.90	1,541,100	2,477,596
November 1—November 30	1,275,216	17.90	1,273,500	1,204,096
December 1—December 31	44,397	14.64	—	1,204,096

Total	2,860,713	$19.46	2,814,600

(1)	Our Board of Directors have authorized us to repurchase up to 30 million shares of our common stock under the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date.
(2)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 6.	Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Consolidated Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Processing and related services (1)(3)	$382,070	$351,764	$346,463	$326,556	$341,628
Software, maintenance and services (3)	37,191	31,342	30,854	24,845	25,766

	419,261	383,106	377,317	351,401	367,394
Charge for arbitration ruling attributable to periods prior to July 1, 2003 (3)	—	—	—	—	(105,679)

Total revenues, net	419,261	383,106	377,317	351,401	261,715

Cost of revenues (6):
Processing and related services (1)	193,135	173,536	170,344	146,837	140,475
Software, maintenance and services	24,674	20,975	19,720	25,047	30,359

Total cost of revenues	217,809	194,511	190,064	171,884	170,834

Gross margin (exclusive of depreciation)	201,452	188,595	187,253	179,517	90,881

Operating expenses (1)(6):
Research and development	58,342	46,191	33,932	31,887	30,398
Selling, general and administrative	45,743	43,127	52,492	39,453	50,041
Depreciation	12,900	10,438	9,862	10,412	12,701
Restructuring charges (5)	630	2,368	14,534	1,292	2,149

Total operating expenses	117,615	102,124	110,820	83,044	95,289

Operating income (loss)	83,837	86,471	76,433	96,473	(4,408)

Other income (expense):
Interest expense	(7,126)	(7,465)	(7,537)	(10,261)	(14,296)
Write-off of deferred financing costs (7)	—	—	—	(6,569)	—
Interest and investment income, net (2)	16,529	21,984	4,059	975	920
Other, net	221	(21)	6	(303)	(85)

Total other	9,624	14,498	(3,472)	(16,158)	(13,461)

Income (loss) from continuing operations before income taxes	93,461	100,969	72,961	80,315	(17,869)
Income tax (provision) benefit (3)	(33,298)	(38,408)	(26,219)	(29,317)	12,703

Income (loss) from continuing operations	60,163	62,561	46,742	50,998	(5,166)

Discontinued operations (2):
Gain (loss) from discontinued operations (6)	547	(6,555)	(5,685)	(11,109)	(30,591)
Income tax benefit	61	3,764	12,172	7,295	9,480

Discontinued operations, net of tax	608	(2,791)	6,487	(3,814)	(21,111)

Net income (loss)	$60,771	$59,770	$53,229	$47,184	$(26,277)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$1.50	$1.33	$0.96	$0.99	$(0.10)
Discontinued operations, net of tax	0.02	(0.06)	0.13	(0.07)	(0.41)

Net income (loss)	$1.52	$1.27	$1.09	$0.92	$(0.51)

Weighted-average diluted shares outstanding (4)	40,021	47,102	48,571	51,223	51,432

Other Data (at Period End):
Number of clients’ customers processed	45,104	45,354	45,228	43,472	44,148

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments (1)(2)(4)(8)	$132,832	$415,490	$392,224	$149,436	$105,397
Working Capital (3)(4)(8)	180,983	454,117	444,738	172,675	69,642
Total assets (4)	422,388	653,496	638,376	710,407	724,775
Total debt (7)	230,000	230,000	230,000	230,000	228,925
Total treasury stock (4)	667,858	360,259	296,976	224,008	171,111
Stockholders’ equity (4)	82,524	317,734	298,330	308,070	290,785

(1)	In July 2007, we acquired the ComTec business for approximately $22 million, and in August 2007, we acquired the Prairie business for approximately $40 million. These acquired businesses contributed approximately $16 million of revenue for 2007 and did not materially impact our results of operations. See Note 4 to our Consolidated Financial Statements and MD&A for additional discussion.
(2)	We sold our GSS and plaNet businesses in 2005. As a result, the results of operations for the GSS and plaNet businesses have been reflected as discontinued operations for all periods presented in our Consolidated Statements of Income. We recorded a net pretax gain (loss) on the disposal of these businesses of $(6.0) million and $10.9 million, respectively, in 2006 and 2005. We received approximately $233 million in net cash proceeds from the sale of these businesses, which is the primary reason for the significant increase in cash, cash equivalents, and short-term investments between 2004 and 2005. See Note 2 to our Consolidated Financial Statements for additional discussion.
(3)	During 2003, we recorded a $119.6 million charge to revenue related to the Comcast arbitration ruling award. The award was segregated such that $105.7 million was attributable to periods prior to July 1, 2003, and $13.9 million was attributable to the third quarter of 2003. Of the $13.9 million attributable to the third quarter, we attributed $13.5 million to processing revenues, and the remaining $0.4 million to software maintenance revenues. The arbitration ruling also required us to begin invoicing Comcast lower monthly processing fees beginning in October 2003, which had the effect of reducing quarterly revenues from Comcast by approximately $13-$14 million ($52-$56 million annually), when compared to amounts prior to the arbitration ruling. As a result of the Comcast arbitration award, we were in a net operating loss position for the year, and recorded an income tax benefit of $12.7 million. During the fourth quarter of 2003, we paid Comcast $94.4 million of the arbitration award and in January 2004, we paid the remaining $25.2 million.
(4)	In August 1999, our Board of Directors approved our Stock Repurchase Program which authorized us to purchase shares of our common stock from time-to-time as business conditions warrant. During 2007, 2006, 2005, 2004, and 2003, we repurchased 13.2 million, 2.5 million, 3.8 million, 3.0 million, and zero shares, respectively. As of December 31, 2007, 1.2 million shares of the 30.0 million shares authorized under the Stock Repurchase Program remain available for repurchase. See Note 12 to our Consolidated Financial Statements and MD&A for additional discussion of the Stock Repurchase Program.
(5)	We have made several changes to our business operations and implemented several cost reduction initiatives that resulted in restructuring charges of $0.6 million, $2.4 million, $14.5 million, $1.3 million, and $2.1 million, respectively, for 2007, 2006, 2005, 2004, and 2003. See Note 8 to our Consolidated Financial Statements and MD&A for additional discussion of the restructuring charges.
(6)	In 2003, we adopted the fair value method of accounting for our stock-based awards. In addition, we completed our exchange of certain stock options for restricted stock (also referred to by us as our “tender offer”) in December 2003. As a result, our stock-based compensation expense is significantly higher in 2007, 2006, 2005, and 2004 when compared to previous years. Additionally, in 2005, certain equity awards held by key members of our management team included a change in control provision that was triggered upon the closing of the sale of the GSS Business. The change in control provision resulted in accelerated vesting as of December 9, 2005 for the equity awards impacted, and thus, stock-based compensation expense of $4.7 million related to the accelerated vesting of these equity awards was recorded as stock-based compensation expense in the fourth quarter of 2005, of which $0.9 million was included in discontinued operations, and $3.8 million was included in continuing operations as part of restructuring charges. Total stock-based compensation expense recognized during 2007, 2006, 2005, 2004, and 2003, was $11.1 million, $12.2 million, $20.4 million, $14.9 million, and $5.6 million, respectively. Of these amounts, $11.1 million, $12.2 million, $17.0 million, $10.6 million, and $5.0 million, are reflected in continuing operations for 2007, 2006, 2005, 2004, and 2003, respectively, with the remaining amounts reflected in discontinued operations for the respective periods. See Notes 3 and 13 to our Consolidated Financial Statements for additional discussion of these matters.
(7)	In February 2002, we entered into a $300 million term credit facility to finance the acquisition of the Kenan Business (which became part of our GSS Business). In June 2004, we completed an offering of $230 million of Convertible Debt Securities and used the proceeds, along with available cash, cash equivalents and short-term investments to: (i) repay the outstanding balance of the term credit facility; (ii) repurchase 2.1 million of shares of our common stock; and (iii) pay debt issuance costs of $7.2 million. As a result, we wrote off unamortized deferred financing costs attributable to the term credit facility of $6.6 million. See Note 7 to our Consolidated Financial Statements for additional discussion of our long-term debt.
(8)	As a result of the sale of the GSS and plaNet businesses, our December 31, 2007, 2006 and 2005 Consolidated Balance Sheets no longer include any amounts related to these sold businesses. To provide for consistent comparisons, the December 31, 2004 Consolidated Balance Sheet was restated to reflect the components of the sold GSS and plaNet businesses as assets and liabilities related to discontinued operations. Thus, the 2007, 2006, 2005, and 2004 cash, cash equivalents and short-term investments and working capital amounts in the above table are presented on a different basis, as the 2003 amounts have not been restated and still include amounts related to the GSS and plaNet businesses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Management Overview

Our Company. We are a leading provider of outsourced solutions that facilitate customer interaction management on the behalf of our clients, generating approximately 95% of our 2007 revenues from the North American cable and Direct Broadcast satellite (“DBS”) communications markets. Our solutions also support an increasing number of other industries such as financial services, utilities, telecommunications, and home security.

Our solutions manage key customer interactions such as set-up and activation of customer accounts, sales support and marketing, order processing, invoice calculation (i.e., customer billing), production and mailing of monthly customer invoices, management reporting, electronic presentment and payment of invoices, automated and interactive messaging, and deployment and management of the client’s field technicians to the customer’s home. Our unique combination of solutions, services, and expertise ensure that our clients can rapidly launch new service offerings, improve operational efficiencies, and deliver a high-quality customer experience in a competitive and ever-changing marketplace.

The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a fewer number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues from continuing operations are generated from a limited number of clients, with approximately 70% of our revenues for 2007 being generated from our four largest clients, which are Comcast, DISH, Time Warner, and Charter.

Results of Operations. A summary of our results of operations and other key performance metrics for 2007 are as follows:

•

Our consolidated revenues from continuing operations for 2007 were $419.3 million, up $36.2 million, or 9.4% when compared to $383.1 million for 2006. The increase in revenues is primarily due to: (i) the continued growth in the use of various ancillary products and services we offer; and to a slightly lesser degree (ii) the revenues generated from the acquired ComTec and Prairie businesses, discussed in greater detail below.

•

Our operating expenses from continuing operations for 2007 increased $38.8 million, or 13.1%, to $335.4 million, when compared to $296.6 million for 2006. The increase in operating expenses from continuing operations between years is primarily due to: (i) the impact of the ComTec and Prairie business acquisitions; and (ii) an increase in labor-related costs, primarily as a result of an increase in staff levels between periods related to the increase in our R&D and other product support efforts.

•

Income from continuing operations (net of tax) for 2007 was $60.2 million, or $1.50 per diluted share, compared to $62.6 million, or $1.33 per diluted share, for 2006. The 13% increase in diluted EPS between years is primarily due to a decrease in shares outstanding as a result of our significant share repurchases made under our stock repurchase program during 2007, discussed in greater detail below.

•

Continuing operations for 2007 include non-cash charges related to depreciation, amortization, and stock-based compensation expense totaling $41.8 million (pretax impact), or $0.68 per diluted share impact, as compared to non-cash charges for 2006 of $38.6 million (pretax impact), or $0.51 per diluted share impact.

•

We continue to generate strong cash flows as a result of our profitable operations and through our effective management of our working capital items. During 2007, we generated $115.4 million of cash flows from operating activities, as compared to $118.2 million for 2006, with the decrease between years primarily related to lower interest income in 2007 as a result of lower investment balances in 2007. Our cash and short-term investments totaled $415.5 million at December 31, 2006, compared to $132.8 million as of December 31, 2007, with this decrease resulting primarily from significant cash outlays we made for stock repurchases during 2007.

Other key events related to our operations for 2007 were as follows:

•

As discussed in greater detail above, as part of our strategy to extend our customer interaction management capabilities and enter new vertical markets, we closed on the ComTec and Prairie acquisitions during 2007. Combined, these acquisitions contributed approximately $16 million in revenues and were slightly accretive to our 2007 results of operations. See Note 4 to our Financial Statements for additional discussion of these acquisitions.

•

In November 2007, we completed our planned $350 million of stock repurchases that we announced in August 2006. During 2007, we repurchased a total of 13.2 million shares, for a total of $307.6 million (a weighted-average price of $23.34 per share). In total, under this program, we purchased 14.8 million shares at a weighted-average price of $23.72 per share, or approximately 30% of our outstanding common stock at the time we announced the program.

•

During 2007, we invested $58.3 million, or approximately 14% of our revenues, on R&D activities. We continued to invest heavily in R&D to ensure that we stay ahead of our clients’ needs and advance our clients’ business as well as our own. Our clients are facing more competition than ever before from new entrants, and at the same time, are deploying new services at a faster pace than ever before, dramatically increasing the complexity of their business operations. We recognize these challenges and believe our value proposition is to provide solutions that help our clients ensure that each interaction they have with their customers is an opportunity to create value and deepen the business relationship. As a result of our R&D efforts, we have broadened our footprint within our client base with many innovative product offerings.

•

Effective December 28, 2007, our then-current Chief Executive Officer (“CEO”) and President, Mr. Edward C. Nafus, retired from the company. In conjunction with his retirement, we entered into a Separation and Release Agreement dated December 6, 2007. Under the terms of the Separation and Release Agreement, Mr. Nafus:

•

Was paid his regular base salary through his retirement date. However, pursuant to the terms of CSG’s Performance Bonus Program, Mr. Nafus was not entitled to his 2007 cash incentive bonus as he was not employed on the last calendar day of 2007. Thus, the expense accrued in earlier quarters related to his bonus was reversed in December 2007;

•

Vested in 102,500 shares of previously granted restricted stock on the date of his retirement. The expense related to this acceleration of vesting was not significant. These shares would have also vested under their original terms had Mr. Nafus retired anytime after March 31, 2008; and

•	Received a one-time cash payment of $1.9 million.

The net impact of these retirement benefits to our 2007 operating income was $1.3 million. We received certain income tax benefits related to Mr. Nafus’ retirement such that the net reduction to our net income for 2007 was $0.01 per diluted share. Mr. Nafus will continue to serve as a member of our Board of Directors, with his current Board term running through mid-2010. See our Form 8-K filed on November 20, 2007 and Form 8-K/A filed on December 11, 2007 for additional details of these matters.

•	Effective December 29, 2007, Mr. Peter E. Kalan, our then current Executive Vice President of Business and Corporate Development assumed the position of CEO and President of our company.

Additionally, Mr. Kalan was also added to our Board of Directors, with his term running through mid-2009. See our Form 8-K filed on November 20, 2007 for additional details of these matters.

•

We had no material client relationships up for renewal in 2007. However, our current processing agreements with Comcast and DISH run through December 31, 2008. See our Significant Client Relationship Section below for further discussion.

•

Total customer accounts processed on our systems as of December 31, 2006 were 45.1 million, compared to 45.4 million as of December 31, 2006. We have successfully migrated all of the cable customer accounts processed on our systems to our ACP solution.

Significant Client Relationships

Comcast. Comcast continues to be our largest client. For 2007 and 2006, revenues from Comcast represented approximately 27% and 24%, respectively, of our total revenues. Our processing agreement with Comcast runs through December 31, 2008. We are currently engaged in discussions with Comcast regarding contract renewal terms. Although we believe our operating relationship with Comcast is good, there can be no assurances around the timing and/or the terms of any renewal arrangement at this time. The Comcast processing agreement and related material amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

DISH. DISH is our second largest client. For 2007 and 2006, revenues from DISH represented approximately 20% and 19%, respectively, of our total revenues. Our processing agreement with DISH runs through December 31, 2008, and provides DISH with the option to extend the term of the agreement for either one or two years beyond the end of December 2008. We are currently engaged in discussions with DISH regarding contract renewal options. Although we believe our operating relationship with DISH is good, there can be no assurances around the timing and/or the terms of any contract extension or renewal arrangement at this time. The DISH processing agreement includes certain annual financial commitments that we expect DISH to exceed based on the number of DISH customers currently on our systems. The DISH processing agreement and related material amendments are included in the exhibits to our periodic filings with the SEC. The documents are available on the Internet and we encourage readers to review these documents for further details.

Time Warner. Time Warner is our third largest client. For 2007 and 2006, revenues from Time Warner represented approximately 13% and 12%, respectively, of our total revenues. Our processing agreement with Time Warner runs through March 31, 2013. The Time Warner processing agreement contains provisions establishing annual minimum customer account levels that have to be processed on our systems, which we expect Time Warner to exceed based on the number of Time Warner customers currently on our systems.

Charter. Charter is our fourth largest client. For 2007 and 2006, revenues from Charter represented approximately 9% and 11%, respectively, of our total revenues. Our processing agreement with Charter runs though December 31, 2012. The Charter processing agreement contains certain annual minimum customer account levels that have to be processed on our systems, which we expect Charter to exceed based on the number of Charter customers currently on our systems.

Adelphia. Adelphia had historically been our fifth largest client, with revenues from Adelphia for 2006 representing approximately 5% of our total revenues. Adelphia had been operating under bankruptcy protection since June 2002. On July 31, 2006, Adelphia completed the sale of its broadband assets to Comcast and Time Warner. Prior to the closing of this transaction, we processed approximately three million Adelphia domestic broadband customer accounts (the “Acquired Customer Accounts”) on our systems under a processing agreement that ran through March 31, 2009. Upon closing of this transaction, the Acquired Customer Accounts we processed remained on our systems and were transferred to the respective Comcast and Time Warner processing agreements. This transaction had the following impacts to our business:

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

•

Our monthly processing revenues related to the Acquired Customer Accounts were $4.5 million lower in 2006 when compared to 2005 due to the Comcast and Time Warner contracts having lower per unit pricing than the Adelphia contract (due to the relative size of Comcast and Time Warner when compared to Adelphia). The $4.5 million reflects five months of invoices at the lower per unit pricing for these Acquired Customer Accounts.

•

Although there was some movement of customer accounts between Comcast and Time Warner as the result of this transaction, it had minimal impact on the overall number of customer accounts processed on our systems as of the end of 2006.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the Consolidated Statements of Income (in thousands):

	2007	2006	2005
Continuing operations:
Cost of processing and related services.	$3,277	$4,371	$3,259
Cost of software, maintenance and services	745	713	758
Research and development	1,246	1,530	1,137
Selling, general and administrative	5,834	5,600	7,688
Restructuring charges	—	—	4,205

Total continuing operations	11,102	12,214	17,047
Discontinued operations	—	—	3,311

Total stock-based compensation expense (1)	$11,102	$12,214	$20,358

(1)	The decrease in stock-based compensation expense for continuing operations from 2005 is due primarily to certain equity awards held by key members of our management team having a change in control provision that was triggered upon the closing of the sale of the GSS Business in the fourth quarter of 2005, which resulted in accelerated vesting for the equity awards impacted.

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

We have identified the most critical accounting policies that affect our financial condition and the results of our business’ continuing operations. These critical accounting policies were determined by considering our accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) loss contingencies; (v) income taxes; and (vi) business combinations and asset purchases. These critical accounting policies, as well as our other significant accounting policies, are disclosed in the notes to our Consolidated Financial Statements.

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

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) the economic condition of the industry in which the client conducts the majority of its business; and (iv) a deterioration in a client’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. Our credit risk is heightened due to our concentration of clients within the North American cable television and satellite industries. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change significantly, an adjustment to the allowance for doubtful accounts receivable may be necessary. Because of the overall significance of our gross billed accounts receivable balance ($115.6 million as of December 31, 2007), such an adjustment could be material.

Impairment Assessments of Long-Lived Assets. Long-lived assets, which for us relates primarily to property and equipment, software and client contracts, are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. A long-lived asset is impaired if estimated future undiscounted cash flows associated with that asset, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of estimated future cash flows and, if required, the determination of the fair value of a long-lived asset, are by their nature, highly subjective judgments. Changes to one of more of the assumptions utilized in such an analysis could materially affect our impairment conclusions for long-lived assets.

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

Income Taxes. We are required to estimate our income tax liability in each jurisdiction in which we operate, which is primarily the U.S. (including both Federal and state income taxes). Various judgments are required in evaluating our income tax positions and determining our provisions for income taxes. During the ordinary course of our business, there are certain transactions and calculations for which the ultimate income tax determination may be uncertain. In addition, we may be subject to examination of our income tax returns by various tax authorities which could result in adverse outcomes. For these reasons, we establish a liability associated with unrecognized tax benefits based on estimates of whether additional taxes and interest may be due. We adjust this liability based upon changing facts and circumstances, such as the closing of a tax audit or the closing of a tax year upon the expiration of a statute of limitations. Should any of the factors considered in determining the adequacy of this liability change significantly, an adjustment to the liability may be necessary. Because of the potential significance of these issues, such an adjustment could be material.

This income tax evaluation process requires us to estimate the actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred income tax assets and liabilities in our Consolidated Financial Statements. We must then assess the likelihood that our net deferred income tax assets will be recovered, primarily from future taxable income. To the extent recovery is not likely, we must establish a valuation allowance. As of December 31, 2007, we had net deferred income tax assets of $20.1 million, which represented approximately 5% of our total assets. We believe that between (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize the benefit of our net deferred income tax assets. The assumption of future taxable income is, by its nature, subject to various estimates and highly subjective judgments.

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

For larger and/or more complex acquisitions, the assignment of value to individual intangible assets generally requires the use of a specialist, such as an appraiser or valuation expert. The assumptions used in the appraisal or valuation process are forward-looking, and thus subject to significant judgments and interpretations by us. Because individual intangible assets: (i) may be expensed immediately upon acquisition (e.g., purchased in-process R&D assets); (ii) amortized over their estimated useful life (e.g., acquired software); or (iii) not amortized at all (e.g., goodwill), the assigned values could have a material impact on our results of operations in current and future periods.

Detailed Discussion of Results of Operations

Total Revenues. Total revenues from continuing operations for: (i) 2007 increased $36.2 million, or 9.4% to $419.3 million, from $383.1 million for 2006; and (ii) 2006 increased $5.8 million, or 1.5%, to $383.1 million, from $377.3 million for 2005. The increases in total revenues from continuing operations between years relates primarily to an increase in our processing revenues, discussed in further detail below.

Processing Revenue. Processing revenues for: (i) 2007 increased $30.3 million, or 8.6%, to $382.1 million, from $351.8 million for 2006; and (ii) 2006 increased $5.3 million, or 1.5%, to $351.8 million, from $346.5 million for 2005.

•

The increase in processing revenues between 2007 and 2006 was primarily due to: (i) the acquisition of the ComTec and Prairie businesses, discussed above; and (ii) increased utilization of new and existing products and services by our clients, to include such things as higher usage of marketing services and various ancillary customer care solutions, which include things such as order workflow tools, professional services, system interfaces and reporting tools. All ComTec and Prairie revenues fall within this revenue classification.

•

Processing revenues for 2006 were up slightly when compared to 2005. This is a result of certain downward revenue pressures we experienced during 2006 related to several specific client matters, which were more than offset by the continued growth we saw in the use of various ancillary products and services we offer to our existing client base. The downward revenue pressures consisted primarily of the following items: (i) lower revenues in 2006 from DISH due to new contract pricing becoming effective November 1, 2005; (ii) client regionalization projects which resulted in the movement of approximately one million customer accounts from our systems to a competitor’s system during the early part of 2006; (iii) lower revenues beginning in August 2006 related to the Adelphia Acquired Customer Accounts as a result of these accounts moving under our Comcast and Time Warner contracts, as discussed above; and (iv) $2.3 million related to one-time contract termination and bankruptcy settlements recorded in 2005, with no comparable amounts in 2006. These downward pressures were more than offset by the continued growth we saw in the use of various ancillary products and services we offer.

Additional information related to processing revenues is as follows:

•	Amortization of the client contracts intangible asset (reflected as a reduction of processing revenues) for 2007, 2006, and 2005, was $14.4 million, $13.4 million, and $12.7 million, respectively.

•	Total customer accounts processed on our systems as of December 31, 2007, 2006, and 2005, were 45.1 million, 45.4 million, and 45.2 million, respectively.

•

The decrease in total customer accounts processed on our systems between 2007 and 2006 is primarily due to the transition of certain customer accounts onto a client’s internal system, and to a lesser degree, certain smaller subscriber deconversions related to the clean-up of some of the Adelphia matters between Time Warner and Comcast, as discussed above.

•

As a result of certain client regionalization projects completed during 2006, approximately one million customer accounts processed on our systems moved to a competitor’s system. However, this decrease was offset primarily by organic growth experienced by our clients. Additionally, as discussed above, the impact of the closing of the Adelphia transaction had minimal impact on the overall number of customer accounts processed on our systems as of the end of 2006.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for: (i) 2007 increased $5.9 million, or 18.7%, to $37.2 million, from $31.3 million for 2006; and (ii) 2006, which includes revenues from Telution, acquired on March 1, 2006, were relatively flat between years at $31.3 million, compared to $30.9 million for 2005. The increase in software, maintenance and services revenues between 2007 and 2006 is due primarily to our emphasis on expanding our professional services organization, to include the acquisition of Telution.

Cost of Processing and Related Services. The cost of processing and related services revenues consists principally of the following: (i) data processing and communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.); (iii) client support organizations (e.g., our client support call center, account management, etc.); (iv) various product support organizations (e.g., product management and delivery, product maintenance, etc.); and (v) facilities and infrastructure costs related to the statement production and support organizations. The costs related to new product development (including significant enhancements to existing products) are included in R&D expenses.

The cost of processing and related services for: (i) 2007 increased $19.6 million, or 11.3%, to $193.1 million, from $173.5 million for 2006; and (ii) 2006 increased $3.2 million, or 1.9%, to $173.5 million, from $170.3 million for 2005.

•

The increase in cost of processing and related services between 2007 and 2006 was primarily due to: (i) the acquisitions of the ComTec and Prairie businesses, as all of the ComTec and Prairie cost of revenues fall within this expense classification; and to a lesser degree, (ii) an increase in data processing costs, primarily due to greater processing requirements for ACP functionality, and an increase in variable costs related to the delivery of ancillary products and services (e.g., print costs, etc.), which directly correlate with the increase in revenues related to ancillary products and services.

•	The increase in cost of processing and related services between 2006 and 2005 was primarily due to an increase in labor-related costs, to include the impact of annual merit wage increases.

Gross margin percentages related to our processing and related services revenues were 49.5%, 50.7%, and 50.8%, for 2007, 2006, and 2005, respectively.

•

The decrease in gross margin percentages between 2007 and 2006 is primarily the result of the acquisition of the ComTec and Prairie businesses. These acquired businesses operate at a lower gross margin percentage level than our historical business operations.

•	The relatively flat gross margins between 2006 and 2005 are consistent with the relatively flat revenues and cost of related revenues, as noted above.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services revenues consists principally of the following: (i) client support organizations (e.g., our client support call center, account management, etc.); (ii) various product support organizations (e.g., product management and delivery, product maintenance, etc.); (iii) professional services organization; (iv) facilities and infrastructure costs related to these organizations; (v) third-party software costs and/or royalties related to certain software products; and (vi) amortization of acquired software and acquired client contracts. The costs related to new product development (including significant enhancements to existing products) are included in R&D expenses.

The cost of software, maintenance and services for: (i) 2007 increased $3.7 million, or 17.6%, to $24.7 million, from $21.0 million for 2006; and (ii) 2006 increased $1.3 million, or 6.4%, to $21.0 million, from $19.7 million for 2005.

•

The increase in cost of software, maintenance and services between 2007 and 2006 was due primarily to an increase in employee-related costs as a result of an increase in personnel assigned internally to software maintenance projects and our emphasis on expanding our professional services organization. This increase in expense is reflective of the increase in revenues between years.

•	The increase in cost of software, maintenance and services between 2006 and 2005 was due primarily to the amortization of the Telution intangible assets acquired in March 2006.

Gross margin percentages related to our software, maintenance and services revenues were 33.7%, 33.1%, and 36.1%, respectively, for 2007, 2006, and 2005. The decrease in the gross margin percentages between 2006 and 2005 is primarily related to 2005 having a greater mix of software licenses as part of total revenues for the year. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our software and maintenance, professional services, and overall gross margins, will likely occur between periods.

Overall Gross Margin (Exclusive of Depreciation). Our overall gross margin for 2007, 2006, and 2005, was $201.5 million, $188.6 million, and $187.3 million, respectively. The overall gross margin percentages for 2007, 2006, and 2005, were 48.0%, 49.2%, and 49.6%, respectively. The changes in the gross margin and gross margin percentage between 2007, 2006, and 2005, were due to the factors discussed above.

R&D Expense. R&D expense for: (i) 2007 increased $12.1 million, or 26.3%, to $58.3 million, from $46.2 million for 2006; and (ii) 2006 increased $12.3 million, or 36.1%, to $46.2 million, from $33.9 million for 2005. We did not capitalize any software development costs in 2007, 2006, or 2005.

•

The increase in R&D expense between 2007 and 2006 was primarily due to an increase in employee-related costs, as more employees were hired and dedicated to R&D efforts during the year, reflective of our increased focus on product development and enhancement efforts.

•	The increase in R&D expense between 2006 and 2005 was primarily due to an increase in employees, to include the development personnel that came over in the acquisition of Telution.

During 2007, 2006, and 2005, our R&D efforts were focused on the continued evolution of our ACP product, both functionally and architecturally, in response to market demands that our products have certain functional features and capabilities, as well as architectural flexibilities (such as service oriented architecture, or SOA). This product evolution will result in the modularization of certain product functionality that historically has been tightly integrated with the ACP platform, which will allow us to respond more quickly to required changes to our products and provide greater interoperability with other computer systems. Although our primary value proposition to our clients will continue to be the breadth and depth of our fully pre-integrated solution, these R&D efforts will also allow us to separate certain software components so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, including the use of certain products across non-CSG customer care and billing systems.

As part of this product evolution strategy, we acquired Telution, Inc. (“Telution”) in March of 2006 to further expand these capabilities around our ACP platform. Our recent R&D efforts include the integration of these acquired technologies into our solution set. In particular, the acquired software assets are an integral part of the new functionality that has been added to our ACP platform since the acquisition, including a robust product catalog, offer and order management functions, and product capabilities to support commercial customers.

As a percentage of total revenues, R&D expense for 2007, 2006, and 2005, was 13.9%, 12.1%, and 9.0%, respectively. At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. In the near term, we expect that the percentage of our total revenues spent on R&D to be relatively consistent with that of 2007, which reflected R&D expenses as a percentage of total revenues of approximately 14%, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative Expense (“SG&A”). SG&A expense for: (i) 2007 increased by $2.6 million, or 6.1%, to $45.7 million, from $43.1 million for 2006; and (ii) 2006 decreased $9.4 million, or 17.8%, to $43.1 million, from $52.5 million for 2005. As a percentage of total revenues, SG&A expense for 2007, 2006, and 2005, was 10.9%, 11.3%, and 13.9%, respectively.

•	The increase in SG&A expense between 2007 and 2006 is primarily due to the impact of the ComTec and Prairie sales and marketing costs.

•

The decrease in SG&A expense between 2006 and 2005 relates primarily to the retirement benefits for our former CEO, Mr. Neal Hansen, who retired in 2005. In conjunction with his retirement, Mr. Hansen was paid $9.6 million in retirement benefits, of which $0.2 million, $8.9 million, and $0.5 million were expensed in 2006, 2005, and 2004 respectively.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for 2007, 2006, and 2005, was $12.9 million, $10.4 million, and $9.9 million, respectively. The increase in depreciation expense for 2007 is due primarily to the increased capital expenditures we have made over the last five quarters, to include the acquired property and equipment from our acquisition activities.

Restructuring Charges. See Note 8 to our Consolidated Financial Statements for a more detailed discussion of our cost reduction initiatives and related restructuring charges, including the current activity in accrued liabilities related to the restructuring charges. Restructuring charges included in total operating expenses, and the impact (net of related estimated income tax expense) these restructuring charges had on net income from continuing operations and diluted earnings per share, for 2007, 2006, and 2005, are as follows (in thousands, except diluted earnings per share):

	2007	2006	2005
Activities related to the sale of the GSS Business:
Stock-based compensation related to change in control provision	$—	$—	$3,783
Involuntary termination of executive officer	—	—	1,357
Involuntary termination of certain corporate support staff	—	379	590
Management incentive bonuses related to the GSS Business sale	—	—	1,409

Subtotal—restructuring charges related to the sale of the GSS Business	—	379	7,139
Disposal of corporate aircraft	—	100	1,556
Termination of long-term processing agreement	—	1,115	6,209
Facility abandonments	246	748	(389)
All other restructuring charges	384	26	19

Total restructuring charges	$630	$2,368	$14,534

Impact of restructuring charges on results of continuing operations (i.e., have reduced operating results):
Net income	$406	$1,467	$9,311
Diluted earnings per share	$0.01	$0.03	$0.19

Operating Income. Operating income for: (i) 2007 was $83.8 million, or 20.0% of total revenues, compared to $86.5 million, or 22.6% of total revenues for 2006; and (ii) 2006 was $86.5 million, or 22.6% of total revenues, compared to $76.4 million, or 20.3% of total revenues for 2005.

•

The decreases in operating income and the operating income margin between 2007 and 2006 were primarily due to: (i) an overall increase in R&D expenditures, as discussed above; and (ii) the impact of the ComTec and Prairie acquisitions in 2007.

•

The increases in operating income and the operating income margin between 2006 and 2005 were primarily due to the decreases in restructuring charges between years and the expense incurred in conjunction with the retirement of our former CEO in 2005, as discussed above. The $14.5 million of restructuring charges in 2005 and the $8.9 million of retirement benefits recorded in 2005 had the effect of reducing our operating margin by 6.2 percentage points for 2005. Ignoring the one-time impact of these items on 2005, the comparable, normalized operating margins between years decreased, with such decrease in 2006 related primarily to our 2006 increase in R&D expense, and the impact of our Telution acquisition in March 2006.

Our operating results include non-cash charges related to depreciation, amortization of intangible assets (primarily shown as a reduction of processing revenues), and stock-based compensation expense. The total amount of these non-cash expenses, and their impact (net of related estimated income tax expense) on net income from continuing operations and diluted earnings per share, for 2007, 2006, and 2005, are as follows (in thousands, except diluted earnings per share):

	2007	2006	2005
Non-cash expenses related to:
Depreciation	$12,900	$10,438	$9,862
Amortization of intangible assets	17,789	15,913	13,586
Stock-based employee compensation	11,102	12,214	17,047

Total	$41,791	$38,565	$40,495

Impact of non-cash expenses on results of continuing operations (i.e., have reduced operating results):
Net income	$26,902	$23,895	$25,941
Diluted earnings per share	$0.68	$0.51	$0.53

Interest Expense. Our interest expense relates primarily to our Convertible Debt Securities, issued in June 2004, which have a stated coupon rate of 2.5%. The following are the key points related to our interest expense between years:

•	Interest expense for: (i) 2007 decreased $0.4 million, or 4.5%, to $7.1 million, from $7.5 million for 2006; and (ii) 2006 and 2005 remained consistent between periods at $7.5 million.

•	The weighted-average balance of our long-term debt for 2007, 2006, and 2005 was $230.0 million.

•

The weighted-average interest rate on our debt borrowings for 2007, 2006, and 2005, including the amortization of deferred financing costs and commitment fees on our revolving credit facility, was 3.2%.

See Note 7 to our Consolidated Financial Statements for additional discussion of our Convertible Debt Securities.

Interest and Investment Income, net. Interest and investment income, net, for: (i) 2007 decreased $5.5 million, or 24.8%, to $16.5 million, from $22.0 million for 2006; and (ii) 2006 increased $17.9 million to $22.0 million, from $4.1 million for 2005.

•

The decrease in interest and investment income between 2007 and 2006 was the result of a significant decrease in our cash and short-term investment balances between years primarily due to our stock repurchase activity in 2007, and to a lesser degree, the purchase of the ComTec and Prairie businesses in 2007.

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

Income Tax Provision. The following are the key changes related to our income tax provision from continuing operations between years:

•

For 2007, we recorded an income tax provision of $33.3 million, or an effective income tax rate of approximately 36%, compared to an income tax provision of $38.4 million, or an effective income tax rate of approximately 38% for 2006.

•

For 2006, we recorded an income tax provision of $38.4 million, or an effective income tax rate of approximately 38%, compared to an income tax provision of $26.2 million, or an effective income tax rate of approximately 36% in 2005.

The increase in the 2006 effective income tax rate is the result of recording an effective income tax rate of approximately 42% during the fourth quarter. The higher effective income tax rate was primarily the result of a correction of minor income tax expense items from previous periods that were not considered material to the current or past periods, giving consideration to the SEC’s Staff Accounting Bulletin No. 108, and thus were recorded in their entirety in the fourth quarter. The accounting correction of these items was considered one-time in nature and did not impact our estimated income tax rate for 2007.

As of December 31, 2007, our net deferred income tax assets were $20.1 million and represented approximately 5% of total assets. We continue to believe that sufficient taxable income will be generated in the future to realize the benefit of these deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Discontinued Operations. As discussed above, as a result of the sale of the GSS and plaNet businesses in December 2005, the GSS and plaNet businesses have been reflected as discontinued operations in our results of operations for all periods presented. Gain (loss) from discontinued operations (net of tax) for 2007, 2006, and 2005, was $0.6 million, $(2.8) million, and $6.5 million, respectively.

•	Discontinued operations activity in 2007 consisted primarily of the reduction of a certain reserve related to an indemnification agreement associated with the sale of the GSS business in 2005.

•	Discontinued operations activity for 2006 consisted of the following:

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

•

During the fourth quarter of 2006, we recorded an income tax benefit from the true-up of certain state income tax items related to the GSS Business. The previous accounting for these matters was appropriately based on various estimates. With the filing of the various state income tax returns during the fourth quarter, the determination of the actual benefits due became certain.

•	As a result of this activity, 2006 net income per diluted share was reduced by $(0.06).

•	Discontinued operations activity for 2005 included a net pretax gain on the disposals of the GSS and plaNet businesses of $10.9 million.

Liquidity

Basis of Presentation. Cash flows, primarily related to 2005, have not been segregated between continuing operations and discontinued operations in the accompanying Consolidated Statements of Cash Flows. Therefore, unless indicated otherwise, all historical cash flow information presented below reflects the cash flow results from both continuing and discontinued operations.

Cash and Liquidity. As of December 31, 2007, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $132.8 million, compared to $415.5 million as of December 31, 2006. The significant decrease in cash, cash equivalents, and short-term investments between years is primarily due to the stock repurchase activity during 2007, and to a lesser degree, the purchase of the ComTec and Prairie businesses in 2007. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, we have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of December 31, 2007, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had $99.5 million of the Revolving Credit Facility available to us.

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

The primary use of our cash is to fund our operating activities. Approximately 50% of our total operating costs relate to labor costs (both employees and contracted labor) for: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. The other primary cash requirements for our operating expenses consist of: (i) postage; (ii) paper and related supplies for our statement processing centers; (iii) data processing and related services and communication lines for our outsourced processing business; and (iv) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. A summary of our material contractual obligations is provided below as well.

See “Cash Flows From Investing Activities” and “Cash Flows From Financing Activities” below for the other primary sources and uses of our cash.

Our 2006 and 2007 consolidated net cash flows from operating activities, broken out between operations and changes in working capital assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Working Capital Assets and Liabilities	Net Cash Provided by Operating Activities— Quarter Totals
Cash Flows from Operating Activities:
2006:
March 31	$25,872	$(3,894)	$21,978
June 30 (1)	29,358	9,393	38,751
September 30	31,489	(2,937)	28,552
December 31	29,549	(680)	28,869

Year-to-date total	$116,268	$1,882	$118,150

2007:
March 31 (2)	$27,199	$8,464	$35,663
June 30	28,217	(3,719)	24,498
September 30 (3)	28,404	7,266	35,670
December 31 (4)	30,355	(10,807)	19,548

Year-to-date total	$114,175	$1,204	$115,379

(1)	Cash flows from operating activities for the second quarter of 2006 were positively impacted by favorable changes in working capital items during the quarter, primarily related to the reduction in the accounts receivable balance.

(2)	Cash flows from operating activities for the first quarter of 2007 were positively impacted by approximately $10 million as we received an additional monthly processing invoice payment from a key client before quarter end. As a result, we received four monthly processing invoice payments from this key client during the first quarter of 2007, as compared to three monthly processing invoice payments in all other quarters presented above.
(3)	Cash flows from operating activities for the third quarter of 2007 were positively impacted by normal timing changes in certain operating assets and liabilities for the quarter.
(4)	Cash flows from operating activities for the fourth quarter of 2007 were negatively impacted by normal changes in working capital items, primarily related to the timing of payments for accrued payables and the collections on outstanding accounts receivable at quarter end.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) related to our continuing operations as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2006:
December 31	111,163	(1,143)	110,020	64

2007:
March 31 (1)	104,677	(1,577)	103,100	63
June 30	104,254	(1,619)	102,635	61
September 30 (2)	111,541	(1,589)	109,952	60
December 31 (3)	115,619	(1,487)	114,132	59

(1)	The decrease in gross and net billed trade accounts receivable at March 31, 2007 is primarily due to the receipt of an additional monthly processing invoice payment from a key client of approximately $10 million before quarter end.
(2)	The $7.3 million increase in gross and net billed trade accounts receivable at September 30, 2007 is primarily due to the acquisitions of the ComTec and Prairie businesses.
(3)	The $4.1 million increase in gross and net billed trade accounts receivable at December 31, 2007 is primarily due to the timing of client payments at quarter end.

Other significant fluctuations in key balance sheet items between December 31, 2007 and 2006 are as follows:

Deferred Income Tax Assets.

The decrease in net deferred income tax assets (current and non-current) from $28.5 million as of December 31, 2006 to $20.1 million as of December 31, 2007 is primarily due to the difference in tax and book amortization related to intangible assets and the interest deduction related to our Convertible Debt Securities.

Income Taxes Receivable/Payable.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result, we: (i) recognized a $1.5 million reduction in our income taxes payable balance, which was accounted for as an increase to our January 1, 2007 accumulated earnings balance; and (ii) reclassified, on our Consolidated Balance Sheet, a portion of our income taxes payable balance from current liabilities to non-current liabilities. The adoption of FIN 48 had no impact on our 2007 cash flows. See Note 3 to our Consolidated Financial Statements for additional discussion of the adoption of FIN 48. The income taxes receivable balance in current assets on our Consolidated Balance Sheet as of December 31, 2007 was primarily the result of making estimated Federal tax payments in 2007 in excess of our anticipated Federal income tax liability.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. However, during 2007 and 2006, we had several unique items included in our cash flows from investing activities. As discussed above, during 2007, we acquired the ComTec and Prairie businesses in July 2007 and August 2007, respectively. During 2006, our cash flows from investing activities included: (i) a $6.0 million payment made to Comverse during the third quarter of 2006 related to the sale of the GSS Business in 2005; (ii) the proceeds received from the sale of our corporate aircraft in January 2006 that was purchased in December 2005 and held for sale; and (iii) the acquisition of Telution in March 2006.

Purchases/Sales of Short-term Investments.

During 2007, 2006, and 2005, we purchased $209.4 million, $283.1 million, and $88.1 million, respectively, and sold or had mature $379.0 million, $156.2 million, and $66.3 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase additional short-term investments in the future.

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

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2007	2006	2005
Property and equipment	$20,271	$12,651	$12,798
Client contracts	7,436	10,658	6,060

Capital expenditures related to continuing operations consisted principally of the following: (i) computer hardware and related software; (ii) statement production equipment; and (iii) facilities and internal infrastructure improvements. Capital expenditures related to continuing operations during 2005 were approximately $7 million. The increase in capital expenditures for 2007 consists principally of purchases of hardware and software infrastructure items to support many of our new products and services to meet our clients expanding business needs. While our core ACP processing product utilizes data processing capacity leased from FDC, and therefore, allowing us to avoid the large capital investment needed for such equipment, many of our new products and services ancillary to ACP (e.g., certain aspects of our WorkForce Express product, enhanced product catalog functionalities, etc.) are run on open system computer servers (that generally interface with ACP) that we own.

Our investments in client contracts for 2007, 2006, and 2005, relate primarily to: (i) incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term processing arrangements. As of December 31, 2007, we did not have any material commitments for capital expenditures or for investments in client contracts.

Cash Flows From Financing Activities. We have had limited financing activities over the last several years, and historically, we have not been active in the capital markets. Our financing activities typically consist of various activities with our common stock.

Issuance of Common Stock.

Proceeds from the issuance of common stock for 2007, 2006, and 2005, were $2.2 million, $11.5 million, and $5.3 million, respectively, and relates primarily to the exercise of stock options.

Repurchase of Common Stock.

As discussed above, during 2007, 2006, and 2005, we repurchased shares of our common stock under the guidelines of our Stock Repurchase Program for $307.6 million, $63.3 million, and $73.0 million, respectively. In addition, outside of our Stock Repurchase Program, during 2007, 2006, and 2005, we repurchased from our employees and then cancelled approximately 176,000 shares, 148,000 shares, and 394,000 shares of our common stock for $4.0 million, $3.7 million, and $8.3 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheet. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Balance Sheet, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2007, and the future periods in which such obligations are expected to be settled in cash (in thousands).

	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt	$324,875	$5,750	$11,500	$11,500	$296,125
Operating leases	52,279	10,541	17,389	11,955	12,394
Purchase obligations	75,730	32,786	42,454	413	77
Severance/retirement	2,393	2,393	—	—	—

Total	$455,277	$51,470	$71,343	$23,868	$308,596

Our long-term debt obligations are discussed in more detail in Note 7 to our Consolidated Financial Statements. The contractual obligation amount reflected for our long-term debt is based upon the following assumptions: (i) our Convertible Debt Securities are outstanding through their due date of June 15, 2024; (ii) upon settlement of the Convertible Debt Securities, our cash obligation will not exceed the principal amount of the Convertible Debt Securities; and (iii) interest paid through the life of the Convertible Debt Securities at a rate of 2.5% per annum. The operating leases are discussed in Note 11 to our Consolidated Financial Statements. Our purchase obligations consist primarily of our expected base fees under the FDC services agreement (discussed in Note 11 to our Consolidated Financial Statements), data communication services, and third-party software /software maintenance.

Of the total contractual obligations and commercial commitments above, approximately $235 million is reflected on our Consolidated Balance Sheet and approximately $220 million is not.

Off-Balance Sheet Arrangements

In conjunction with the sale of the GSS business in 2005, we have agreed to indemnify the buyer of the business against certain losses it may incur in connection with the purchased business subsequent to the sale date. See Note 11 to the Consolidated Financial Statements for further discussion of those indemnifications. We have no other material off-balance sheet arrangements as of December 31, 2007.

Capital Resources

As of December 31, 2007, we had $132.8 million of cash and short-term investments available to fund our operations, and we expect to generate material amounts of additional cash during 2008. The following are the key items to consider in assessing our sources and uses of capital resources:

•

As noted above, in 2006, our Board of Directors authorized the repurchase of $350 million of our outstanding common stock under our Stock Repurchase Program. In August 2006, we established a new Rule 10b5-1 Plan to facilitate the repurchase of the $350 million of common stock. As of December 31, 2007, we have completed the repurchase of $350 million of our common stock, purchasing a total of 14.8 million shares at a weighted-average price of $23.72 per share. As of December 31, 2007, we have remaining 1.2 million shares authorized for repurchase under our Stock Repurchase Program.

•	As discussed in greater detail in Note 4 to our financial statements, we have the following contingent purchase price payments open as of December 31, 2007:

•

For Telution, we paid the remaining contingent purchase price payment of $0.7 million related to integration earn out rights in January 2008. In addition, the Telution stock purchase agreement included contingent purchase price payments (related to revenue earn outs) of up to $3 million. As of December 31, 2007, we have not reflected any of the $3 million in the Telution purchase price because of the uncertainty of payment. The rights to these contingent purchase price payments go through December 31, 2008.

•

The ComTec stock purchase agreement included a contingent purchase price payment (related to the achievement of certain operating criteria) of up to $2.5 million. As of December 31, 2007, we have not reflected any of the $2.5 million in the ComTec purchase price because of the uncertainty of payment. The rights to this contingent purchase price payment go through June 30, 2008.

•

The Prairie stock purchase agreement included contingent purchase price payments (related to the achievement of certain operating criteria) of up to $6 million. As of December 31, 2007, we have not reflected any of the $6 million in the Prairie purchase price because of the uncertainty of payment. The rights to the contingent purchase price payments go through December 31, 2009.

•

In 2007, we spent $20.3 million on capital expenditures. At this time, we expect our 2008 capital expenditures to be relatively comparable to the amount spent in 2007, but this amount can vary significantly from our expectations depending upon the revenue opportunities we may come across during the year. Our expected capital expenditures consist principally of hardware and software infrastructure to support our clients’ expanding business needs, and statement production equipment to continue to offer enhanced functionalities to our clients. As of December 31, 2007, we have made no significant capital expenditure commitments.

•

Our Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities are subject to certain conversion triggers based upon: (i) the price of our common stock; (ii) the trading price of the Convertible Debt Securities; (iii) us putting the Convertible Debt Securities back to the holders; (iv) the occurrence of specified corporate transactions, to include a change of control as defined in the Convertible Debt Securities bond indenture (“Bond Indenture”); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. We do not expect any of the conversion triggers to occur during the next 12 months. As a result, in the near-term, we expect our annual debt service costs related to the Convertible Debt Securities to be limited to the annual interest payments of $5.8 million.

The Convertible Debt Securities are convertible into our common stock, under the specified conditions and settlement terms outlined above, at an initial conversion rate of 37.3552 shares per $1,000 principal amount of Convertible Debt Securities, which is equal to an effective conversion price of $26.77 per share. The Bond Indenture includes anti-dilution provisions for the holders such that the conversion rate (and thus, the effective conversion price) can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases of our common stock by us pursuant to a self-tender offer or exchange offer. A lower effective conversion price may have several impacts to us, including a greater potential for: (i) the occurrence of the conversion trigger based upon the price of our common stock; and (ii) the Convertible Debt Securities having an impact on our diluted earnings per share if our average common stock price exceeds the then-current effective conversion price. The repurchase of $350 million of our outstanding common stock, as discussed above, had no impact on the current effective conversion price, or any other terms in the Bond Indenture.

•

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of December 31, 2007, we had made no borrowings under the 2004 Revolving Credit Facility. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of December 31, 2007, the commitment fee rate was 37.5 basis points per annum. As of December 31, 2007, due to an outstanding irrevocable letter of credit of $0.5 million, we had $99.5 million of the 2004 Revolving Credit Facility available to us.

In summary, we expect to continue to make investments in client contracts, capital equipment, and R&D. Although we do not have any plans to repurchase significant amounts of our outstanding common stock under our Stock Repurchase Program at this time, we expect to continually evaluate the possibility of stock repurchases in the future. In addition, as part of our growth strategy, we are continually evaluating potential business and asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that: (i) our current cash and short-term investments balance, together with cash expected to be generated from future operating activities; (ii) the amount available under the 2004 Revolving Credit Facility; and (iii) other possible sources of additional debt that are available to us, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income from continuing operations before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for 2007, was 10.01:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2007, we are exposed to market risks related to changes in interest rates, and fluctuations and changes in the market value of our short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Market Risk Related to Long-Term Debt. We are exposed to interest rate risk related to long-term debt from two sources: our Convertible Debt Securities and our 2004 Revolving Credit Facility.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of December 31, 2007 we had made no borrowings under the 2004 Revolving Credit Facility.

See Note 7 to the Consolidated Financial Statements for additional information related to our long-term debt.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of December 31, 2007 and 2006 were $123.4 million and $240.7 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2007 and 2006 were $9.4 million and $174.8 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. That report appears immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 28, 2008

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$123,416	$240,687
Short-term investments	9,416	174,803

Total cash, cash equivalents and short-term investments	132,832	415,490
Trade accounts receivable-
Billed, net of allowance of $1,487 and $1,143	114,132	110,020
Unbilled and other	6,038	5,555
Deferred income taxes	10,657	8,927
Income taxes receivable	2,128	—
Other current assets	6,399	5,636

Total current assets	272,186	545,628
Property and equipment, net of depreciation of $69,565 and $66,656	32,656	23,680
Software, net of amortization of $34,445 and $32,989	8,649	7,725
Goodwill	60,745	14,228
Client contracts, net of amortization of $98,822 and $82,486	31,526	36,024
Deferred income taxes	9,453	19,617
Other assets	7,173	6,594

Total assets	$422,388	$653,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$26,657	$23,645
Trade accounts payable	18,429	15,509
Accrued employee compensation	21,042	20,962
Deferred revenue	17,480	17,586
Income taxes payable	—	3,651
Other current liabilities	7,595	10,158

Total current liabilities	91,203	91,511

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	9,790	8,632
Income taxes payable	4,918	—
Other non-current liabilities	3,953	5,619

Total non-current liabilities	248,661	244,251

Total liabilities	339,864	335,762

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 11,230,444 and 12,843,061 shares reserved for employee stock purchase plan and stock incentive plans; 34,275,280 and 46,831,643 shares outstanding	622	616
Additional paid-in capital	350,272	340,564
Treasury stock, at cost, 27,956,808 and 14,776,238 shares	(667,858)	(360,259)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	15	25
Unrecognized pension plan losses and prior service costs, net of tax	(435)	(852)
Accumulated earnings	399,908	337,640

Total stockholders’ equity	82,524	317,734

Total liabilities and stockholders’ equity	$422,388	$653,496

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Processing and related services	$382,070	$351,764	$346,463
Software, maintenance and services	37,191	31,342	30,854

Total revenues	419,261	383,106	377,317

Cost of revenues:
Processing and related services	193,135	173,536	170,344
Software, maintenance and services	24,674	20,975	19,720

Total cost of revenues	217,809	194,511	190,064

Gross margin (exclusive of depreciation)	201,452	188,595	187,253

Operating expenses:
Research and development	58,342	46,191	33,932
Selling, general and administrative	45,743	43,127	52,492
Depreciation	12,900	10,438	9,862
Restructuring charges	630	2,368	14,534

Total operating expenses	117,615	102,124	110,820

Operating income	83,837	86,471	76,433

Other income (expense):
Interest expense	(7,126)	(7,465)	(7,537)
Interest and investment income, net	16,529	21,984	4,059
Other, net	221	(21)	6

Total other	9,624	14,498	(3,472)

Income from continuing operations before income taxes	93,461	100,969	72,961
Income tax provision	(33,298)	(38,408)	(26,219)

Income from continuing operations	60,163	62,561	46,742

Discontinued operations:
Income (loss) from discontinued operations, includes net pretax gain (loss) on disposals of $(6,000) in 2006 and $10,904 in 2005	547	(6,555)	(5,685)
Income tax benefit	61	3,764	12,172

Discontinued operations, net of tax	608	(2,791)	6,487

Net income	$60,771	$59,770	$53,229

Basic earnings (loss) per common share:
Income from continuing operations	$1.51	$1.35	$0.98
Discontinued operations, net of tax	0.02	(0.06)	0.13

Net income	$1.53	$1.29	$1.11

Diluted earnings (loss) per common share:
Income from continuing operations	$1.50	$1.33	$0.96
Discontinued operations, net of tax	0.02	(0.06)	0.13

Net income	$1.52	$1.27	$1.09

Weighted-average shares outstanding:
Basic	39,670	46,464	47,851
Diluted	40,021	47,102	48,571

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Deferred Employee Compensation	Treasury Stock	Foreign Currency Translation	Unrealized Gain (Loss) on Short-Term Investments	Unrecognized Pension Plan Losses and Prior Service Costs	Accumulated Earnings	Total Stockholders’ Equity
BALANCE, January 1, 2005	51,016	$595	$298,767	$(1,320)	$(224,008)	$9,400	$(5)	$—	$224,641	$308,070

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	53,229
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	76	—	—
Foreign currency translation adjustments (relates to the sale of the GSS Business)	—	—	—	—	—	(9,400)	—	—	—
Comprehensive income	—	—	—	—	—	—	—	—	—	43,905
Repurchase of common stock pursuant to Board-approved stock repurchase program	(3,808)	—	—	—	(72,968)	—	—	—	—	(72,968)
Issuance of common stock pursuant to employee stock purchase plan	68	—	1,138	—	—	—	—	—	—	1,138
Exercise of stock options	369	4	4,174	—	—	—	—	—	—	4,178
Tax benefit of employee stock-based compensation plans	—	—	2,001	—	—	—	—	—	—	2,001
Issuance of restricted common stock pursuant to employee stock-based compensation plans	911	9	(9)	—	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(276)	(3)	3	—	—	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(394)	(4)	(8,348)	—	—	—	—	—	—	(8,352)
Modification to stock-based awards	—	—	(600)	600	—	—	—	—	—	—
Stock-based employee compensation expense	—	—	19,638	720	—	—	—	—	—	20,358

BALANCE, December 31, 2005	47,886	601	316,764	—	(296,976)	—	71	—	277,870	298,330

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	59,770
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(46)	—	—
Unrecognized pension plan losses, transition amount and prior service costs, net of tax	—	—	—	—	—	—	—	(852)	—
Comprehensive income	—	—	—	—	—	—	—	—	—	58,872
Repurchase of common stock pursuant to Board-approved stock repurchase program	(2,485)	—	—	—	(63,283)	—	—	—	—	(63,283)
Issuance of common stock pursuant to employee stock purchase plan	41	—	869	—	—	—	—	—	—	869
Exercise of stock options	821	8	10,651	—	—	—	—	—	—	10,659
Tax benefit of employee stock-based compensation plans	—	—	3,390	—	—	—	—	—	—	3,390

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Deferred Employee Compensation	Treasury Stock	Foreign Currency Translation	Unrealized Gain (Loss) on Short-Term Investments	Unrecognized Pension Plan Losses and Prior Service Costs	Accumulated Earnings	Total Stockholders’ Equity
Issuance of restricted common stock pursuant to employee stock-based compensation plans	758	8	(8)	—	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(41)	—	—	—	—	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(148)	(1)	(3,316)	—	—	—	—	—	—	(3,317)
Stock-based employee compensation expense	—	—	12,214	—	—	—	—	—	—	12,214

BALANCE, December 31, 2006	46,832	616	340,564	—	(360,259)	—	25	(852)	337,640	317,734

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	60,771
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	—	(10)	—	—
Change in unrecognized pension plan losses, transition amount and prior service costs, net of tax	—	—	—	—	—	—	—	417	—
Comprehensive income	—	—	—	—	—	—	—	—	—	61,178
Cumulative-effect adjustment of initial adoption of FIN 48	—	—	—	—	—	—	—	—	1,497	1,497
Repurchase of common stock pursuant to Board-approved stock repurchase program	(13,181)	—	—	—	(307,599)	—	—	—	—	(307,599)
Issuance of common stock pursuant to employee stock purchase plan	58	—	1,060	—	—	—	—	—	—	1,060
Exercise of stock options	74	1	1,091	—	—	—	—	—	—	1,092
Tax benefit of employee stock-based compensation plans	—	—	485	—	—	—	—	—	—	485
Issuance of restricted common stock pursuant to employee stock-based compensation plans	763	8	(8)	—	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(94)	(1)	1	—	—	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(177)	(2)	(4,023)	—	—	—	—	—	—	(4,025)
Stock-based employee compensation expense	—	—	11,102	—	—	—	—	—	—	11,102

BALANCE, December 31, 2007	34,275	$622	$350,272	$—	$(667,858)	$—	$15	$(435)	$399,908	$82,524

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$60,771	$59,770	$53,229
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation	12,900	10,438	13,690
Amortization	18,972	17,112	25,130
Restructuring charge for abandonment of facilities and impairment of assets	308	401	10,451
Net pretax (gain) loss on disposition of discontinued operations	—	6,000	(10,904)
Gain on short-term investments	(3,305)	(1,841)	(336)
Deferred income taxes	14,319	15,685	(1,947)
Excess tax benefit of stock-based compensation awards	(892)	(3,511)	2,001
Stock-based employee compensation	11,102	12,214	20,358
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	2,849	(2,295)	(17,271)
Other current and non-current assets	37	(1,093)	2,939
Income taxes payable/receivable	1,889	12,070	(6,565)
Trade accounts payable and accrued liabilities	(4,623)	(13,565)	8,618
Deferred revenue	1,052	6,765	3,181

Net cash provided by operating activities	115,379	118,150	102,574

Cash flows from investing activities:
Net payments from the disposition of discontinued operations	—	(6,436)	239,760
Purchases of property and equipment	(20,271)	(12,651)	(12,798)
(Purchase) proceeds of aircraft held for sale	—	7,376	(8,712)
Purchases of short-term investments	(209,436)	(283,082)	(88,058)
Proceeds from sale/maturity of short-term investments	379,008	156,200	66,286
Acquisition of businesses, net of cash acquired	(65,934)	(22,283)	(579)
Acquisition of and investments in client contracts	(7,436)	(10,658)	(6,060)

Net cash provided by (used in) investing activities	75,931	(171,534)	189,839

Cash flows from financing activities:
Proceeds from issuance of common stock	2,150	11,528	5,316
Repurchase of common stock	(311,623)	(66,600)	(81,320)
Payments on acquired equipment financing	—	(481)	—
Excess tax benefit of stock-based compensation awards	892	3,511	—
Payments of deferred financing costs	—	—	(87)

Net cash used in financing activities	(308,581)	(52,042)	(76,091)

Effect of exchange rate fluctuations on cash	—	—	(3,760)

Net increase (decrease) in cash and cash equivalents	(117,271)	(105,426)	212,562
Cash and cash equivalents, beginning of period	240,687	346,113	133,551

Cash and cash equivalents, end of period	$123,416	$240,687	$346,113

Supplemental disclosures of cash flow information:
Cash paid during the period for—
Interest	$6,167	$6,165	$6,177
Income taxes	16,971	7,438	25,923

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”), a Delaware corporation, was formed in October 1994 and is based in Englewood, Colorado. We are a leading provider of outsourced solutions that facilitate customer interaction management on the behalf of our clients, primarily in the North American cable and Direct Broadcast satellite (“DBS”) communications markets. Our solutions also support an increasing number of other industries such as financial services, utilities, telecommunications, and home security. Our solutions manage key customer interactions such as set-up and activation of customer accounts, sales support and marketing, order processing, invoice calculation (i.e., customer billing), production and mailing of monthly customer invoices, management reporting, electronic presentment and payment of invoices, automated and interactive messaging, and deployment and management of the client’s field technicians to the customer’s home. Our combination of solutions, services, and expertise ensure that our clients can rapidly launch new service offerings, improve operational efficiencies, and deliver a high-quality customer experience in a competitive and ever-changing marketplace. We are a S&P Midcap 400 company.

2. Discontinued Operations

In December 2005, we closed on agreements to sell: (i) our Global Software Services business (the “GSS Business”) to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”); and (ii) our plaNet Consulting business (the “plaNet Business”) to a group of private investors led by the plaNet management team. Our decision to sell these two businesses is consistent with our decision to intensify our focus on our core competencies in the North American cable and DBS markets utilizing our Advanced Convergent Platform (“ACP”) product and related services. As a result of the sale of the GSS Business, we no longer provide customer care and billing products or services outside of North America.

The GSS Business and plaNet Business both met the definition of a “component of an entity” and thus were accounted for as discontinued operations under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, we have reflected the results of operations for the GSS Business and plaNet Business as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income. We have not segregated cash flows between continuing operations and discontinued operations in the accompanying Consolidated Statements of Cash Flows. As deemed appropriate, the following Notes to the Consolidated Financial Statements focus on our continuing operations.

The individual components of the GSS and plaNet businesses included in discontinued operations (with the 2005 period for the GSS Business representing January 1, 2005 through December 9, 2005) are as follows (in thousands):

2005
GSS Business:
Total revenues	$161,737
Total operating expenses	178,540

Operating loss	(16,803)
Other income (expense), net	3,631
Gain on sale of business	23,755

Discontinued operations, before income taxes	10,583
Income tax benefit	10,328

Discontinued operations, net of income taxes	$20,911

plaNet Business:
Total revenues	$10,597
Total operating expenses	14,018

Operating loss	(3,421)
Other income (expense), net	4
Loss on sale of business	(12,851)

Discontinued operations, before income taxes	(16,268)
Income tax benefit	1,844

Discontinued operations, net of income taxes	$(14,424)

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

During the fourth quarter of 2007, we released a certain reserve related to an indemnification agreement associated with the sale of the GSS business.

3. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying Consolidated Financial Statements include all of our accounts and our subsidiaries’ accounts. All material intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Consolidated Financial Statements. The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) loss contingencies; (v) income taxes; and (vi) business combinations and asset purchases.

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

We have historically derived a significant percentage of our total revenues from continuing operations from processing and related services. Processing and related services revenues consist primarily of monthly processing fees generated from our outsourced customer care and billing application, called ACP, and services ancillary to ACP, and generally, are not subject to various judgments and estimates in determining the proper revenue recognition. Processing and related services revenues are recognized as the services are performed. Processing fees are typically billed monthly based on the number of client’s customers served, ancillary services are typically billed on a per transaction basis, and customized print and mail services are billed on a usage basis. Fees received to convert client customers onto our outsourced customer care and billing applications and fees received to set-up/implement new services for existing clients (as well as the costs to perform the conversion or set-up services) are generally deferred and recognized over the term of the client’s processing arrangement.

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

Deferred Revenue and Unbilled Accounts Receivable. Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Revenue recognized prior to the scheduled billing date is recorded as unbilled accounts receivable. Deferred revenue as of December 31, 2007 and 2006 relates primarily to our processing and related services, of which a substantial portion relates to fees received to set-up/implement new services for our existing clients’ customers which are being recognized over the term of the clients’ processing arrangements.

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Consolidated Balance Sheets, and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. We have concluded that net treatment of these revenues is appropriate as we: (i) generally have little or no credit risk with regard to postage, as we require postage deposits from our clients based on contractual arrangements prior to the mailing of customer statements; (ii) have no discretion over the supplier of postal delivery services; and (iii) are not the primary obligor in the postal delivery service. The cost of postage that has been shown net of the postage reimbursements from our clients for 2007, 2006, and 2005 was $213.7 million, $192.4 million, and $182.2 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2007, our cash equivalents consist primarily of commercial paper and institutional money market funds.

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

Our short-term investments at December 31, 2007 and 2006 consisted of the following (in thousands):

	As of December 31,
	2007	2006
Corporate debt securities	$9,121	$114,903
Corporate and municipal auction-rate securities	—	59,900
All other	295	—

Total	$9,416	$174,803

While the auction-rate securities held by us as of December 31, 2006 had contractual maturities that extended beyond 10 years from the date of acquisition, these securities are priced and traded as short-term instruments due to the liquidity provided through an interest rate reset feature and have been classified as short-term investments. All other short-term investments held by us as of December 31, 2007 and 2006 have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments were $379.0 million, $156.2 million, and $66.3 million, in 2007, 2006, and 2005, respectively.

Our other material balance sheet financial instruments as of December 31, 2007 and 2006 include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value. As of December 31, 2007, and 2006, the fair value of our long-term debt, based upon quoted market prices, was approximately $201 million and $264 million , respectively. The fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, as of December 31, 2007 and 2006, was approximately $32,000 and $0.3 million , respectively (see Note 7).

Concentrations of Credit Risk. In the normal course of business, we are exposed to credit risk. The principal concentrations of credit risk relate to cash deposits, cash equivalents, short-term investments, and accounts receivable. We regularly monitor credit risk exposures and take steps to mitigate the likelihood of these exposures resulting in a loss. We hold our cash deposits, cash equivalents, and short-term investments with financial institutions we believe to be of sound financial condition.

We do not require collateral or other security to support accounts receivable. We evaluate the credit worthiness of our clients in conjunction with our revenue recognition processes, as well as through our ongoing collectibility assessment processes for accounts receivable. We maintain an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends, and other information. We use various judgments and estimates in determining the adequacy of the allowance for doubtful accounts receivable. See Note 5 for additional details of our concentration of accounts receivable.

The activity in our allowance for doubtful accounts receivable for continuing operations is as follows (in thousands):

	2007	2006	2005
Balance, beginning of year	$1,143	$1,324	$1,948
Additions (reductions) to expense	231	109	(112)
Write-offs	(54)	(381)	(591)
Other	167	91	79

Balance, end of year	$1,487	$1,143	$1,324

Property and Equipment. Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to eight years.

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

During 2007, 2006, and 2005, we expended $58.3 million, $46.2 million, and $33.9 million, respectively, for internal software R&D projects related to continuing operations. We did not capitalize any internal software R&D costs under SFAS 86 or SOP 98-1 in 2007, 2006, or 2005 as the costs subject to capitalization during these periods were not material. We did not have any capitalized internal software R&D costs included in our December 31, 2007 or 2006 accompanying Consolidated Balance Sheets.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the EPS denominators is included in the following table (in thousands):

	2007	2006	2005
Basic weighted-average common shares	39,670	46,464	47,851
Dilutive effect of common stock options	73	221	309
Dilutive effect of unvested restricted stock	278	371	411
Dilutive effect of Convertible Debt Securities	—	46	—

Diluted weighted-average common shares	40,021	47,102	48,571

Potentially dilutive common shares related to stock options and unvested shares of restricted stock of 0.4 million, 0.3 million, and 0.8 million, respectively, for 2007, 2006, and 2005, were excluded from the computation of diluted EPS as their effect was antidilutive.

We calculate the potential dilutive effect of our Convertible Debt Securities using the “treasury stock” method. Under the treasury stock method, we experience dilution related to the Convertible Debt Securities only in those quarterly periods in which our average stock price has exceeded the current effective conversion price of $26.77 per share. As discussed in Note 7, the current effective conversion price of $26.77 per share may be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases by us of our common stock pursuant to a self-tender offer or exchange offer.

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

SFAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Under the modified prospective transition method, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for unvested awards as of January 1, 2006 previously accounted for in accordance with SFAS 123 and APB 25, for which the requisite service has not been rendered (totaling $0.3 million as of January 1, 2006), has been recognized as the requisite service was rendered on or after January 1, 2006 based upon the grant-date fair value and attribution method applied in accordance with the original provisions of SFAS 123. SFAS 123R also requires us to estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. Previously, we accounted for the impact of forfeitures when they occurred.

Since we had adopted SFAS 123 effective January 1, 2003, the adoption of SFAS 123R did not have a significant impact on our Consolidated Financial Statements. SFAS 123R requires the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash inflow rather than as an operating cash inflow. As a result, we have separately classified $0.9 million and $3.5 million in 2007 and 2006, respectively, of excess tax benefits from stock-based compensation arrangements as a financing cash inflow and as an operating cash outflow in our Consolidated Statement of Cash Flows. In accordance with the modified prospective transition method of adopting SFAS 123R, our Consolidated Financial Statements for 2005 have not been restated for this matter.

At December 31, 2007, we had several stock-based compensation plans (see Note 13). We recorded stock-based compensation expense (which includes both continuing and discontinued operations for 2005) of $11.1 million, $12.2 million, and $20.4 million respectively, for 2007, 2006, and 2005.

Because we continued to follow the intrinsic value based method under APB 25 for all stock-based awards granted prior to January 1, 2003 (and not subsequently modified after January 1, 2003) until the effective date of our adoption of SFAS 123R, compensation expense for 2005 is less than what would have been recognized if the fair value based method under SFAS 123 had been applied to all awards for all periods. Had compensation expense for our stock-based compensation plans been based on fair value at the grant dates for awards under those plans for 2005, consistent with the methodology of SFAS 123, our net income and net income per share for 2005, would approximate the pro forma amounts as follows (in thousands, except per share amounts):

2005
Net income, as reported	$53,229
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	12,648
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(14,825)

Net income, pro forma	$51,052

Net income per share:
Basic—as reported	$1.11
Basic—pro forma	1.07

Diluted—as reported	1.09
Diluted—pro forma	1.05

Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized reductions in our liability for unrecognized income tax benefits related to our continuing operations of $0.3 million and related to our discontinued operations of $1.2 million, both which were accounted for as an increase to our January 1, 2007 accumulated earnings balance.

Comprehensive Income (Loss). The components of comprehensive income (loss) are reflected in the accompanying Consolidated Statements of Stockholders’ Equity. In the fourth quarter of 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88 and 132(R)” related to a frozen defined benefit pension plan maintained by us. As a result, in order to record the funded status of the defined benefit pension plan (equal to the difference between the fair value of the plan assets and the projected benefit obligation), or a liability of $2.3 million on our December 31, 2006 Consolidated Balance Sheet, we recorded a charge to Other Comprehensive Income (Loss), net of tax, of $0.9 million. During 2007, we recorded an increase to Other Comprehensive Income (Loss), net of tax, of $0.4 million, to reflect the change in the funded status of the defined benefit pension plan. The liability on our December 31, 2007 Consolidated Balance Sheet related to the defined benefit pension plan was $1.6 million. The defined benefit pension plan is not considered material to our consolidated financial statements.

Accounting Pronouncement Issued But Not Yet Effective. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for us on January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to choose to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of SFAS 159 are effective for us on January 1, 2008. We do not expect that SFAS 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) further changes the accounting treatment for certain items, including: (i) acquisition costs will be generally expensed as incurred; (ii) noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date; (iii) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; (iv) in-process R&D will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (v) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (vi) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) also includes a substantial number of new disclosure requirements. The provisions of SFAS 141(R) are effective for us for all business combinations for which the acquisition date is on or after January 1, 2009, with early adoption prohibited. We are currently evaluating the future impacts, if any, of this standard.

4. Acquisitions

2007 Acquisitions.

On July 9, 2007, we acquired 100% of the voting equity interests of ComTec, Inc. (“ComTec”) for $21.7 million in cash (net of $1.9 million in acquired cash) at closing, plus $0.5 million in acquisition costs. ComTec is a provider of print and electronic statement processing services headquartered in Fairfield, New Jersey. We acquired ComTec to maximize customer interaction for clients by expanding our statement processing footprint and capabilities through the addition of enhanced statement production and electronic statement presentation hardware and software technologies, as well as for additional plant capacities. In addition, the acquisition increases our presence in our core video market, as well as in new industry verticals such as telecommunications, home security, healthcare, financial services, and utilities.

On August 10, 2007, we acquired 100% of the voting equity interests of Prairie Voice Services, Inc. for $40.4 million in cash (net of $3.7 million in acquired cash) at closing, plus $0.4 million in acquisition costs. In December 2007, we paid a working capital adjustment of $0.2 million upon completion of a balance sheet audit. Headquartered in Omaha, Nebraska, this business, which was renamed Prairie Interactive Messaging, Inc. (“Prairie”), provides inbound and outbound automated voice, text/SMS, email and fax messaging services to manage: (i) workforce communications; (ii) collections; (iii) lead generation; (iv) automated order capture; (v) service outage notifications; and (vi) other business functions. We acquired Prairie to extend our customer interaction management capabilities within our core cable television and DBS markets, while also providing an established customer base in new industry verticals such as financial services and telecommunications.

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed at the dates of acquisition for ComTec and Prairie, and the estimated lives of the acquired intangible assets. Amortization expense related to the acquired intangible assets is recognized on a straight-line basis, which approximates the pattern in which the economic benefits of the acquired intangible assets are expected to be received.

	ComTec		Prairie
	Amount	Weighted- Average Estimated Lives (months)	Amount	Weighted- Average Estimated Lives (months)
Current assets (includes cash and cash equivalents of $1,913 and $3,703, respectively)	$8,181		$9,217
Fixed assets	665		942
Acquired software	1,030	60	1,350	60
Acquired client contracts and other	940	60	3,310	60
Goodwill	19,390		26,972
Non-current net deferred income tax assets	2,662		5,484
Other non-current assets	95		803

Total assets acquired	32,963		48,078

Current liabilities	8,127		1,641
Non-current deferred income tax liabilities	746		1,741

Total liabilities assumed	8,873		3,382

Net assets acquired	$24,090		$44,696

In addition to the cash paid at closing, the ComTec stock purchase agreement includes provisions for additional purchase price payments of up to $2.5 million, contingent upon the achievement of certain predetermined operating criteria over the 12-month period ending June 30, 2008. The Prairie stock purchase agreement provides for contingent payments of up to approximately $6 million through the end of 2009 upon achievement of certain predetermined operating criteria. As of December 31, 2007, the additional purchase price payments have not been reflected in the ComTec or Prairie purchase prices due to uncertainty of payment. The contingent payments will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determinable beyond a reasonable doubt.

The ComTec and Prairie goodwill amounts represent the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed, and have been assigned to our one reportable segment. The ComTec and Prairie goodwill and acquired intangible assets are not deductible for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes”, for the ComTec and Prairie acquisitions, we have recognized deferred tax liabilities of $0.7 million and $1.7 million, respectively, for the difference between the assigned book values and the tax bases of the acquired intangible assets, but have not recognized deferred tax liabilities for the difference between the assigned book value and the tax basis of goodwill. Included in the ComTec and Prairie net assets acquired are deferred income tax assets of $2.6 million and $4.6 million, respectively, related to Federal net operating loss (“NOL”) carryforwards of $7.4 million and $13.1 million, respectively, which we believe are more likely than not to be realized. The ComTec and Prairie Federal NOL carryforwards begin to expire in 2023 and 2027, respectively. In addition, included in the Prairie net assets acquired is a $0.8 million deferred income tax asset related to a state NOL carryforward of $16.0 million which is expected to be utilized within the five-year carryforward period.

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

We are in the process of obtaining certain information that we believe is necessary to finalize the ComTec and Prairie purchase accounting, including the finalization of: (i) the ComTec closing balance sheet audit which may result in a working capital adjustment, and thus an adjustment to the ComTec total purchase price; and (ii) the income tax attributes of the acquired assets. As of December 31, 2007, we are not expecting the working capital adjustment for ComTec to be material and are not expecting significant changes to our preliminary purchase price allocations.

2006 Acquisition.

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

We paid $20.4 million in cash (net of $1.6 million in acquired cash), plus $0.4 million in acquisition costs. In addition, during 2007 and 2006, we paid contingent purchase price payments of $2.8 million and $1.5 million, respectively, related to various milestones associated with the integration of Telution’s COMX solution with our ACP product (the “Integration Earn-Outs”). The final Integration Earn-Outs payment of $0.7 million was made in January 2008.

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

	Amount	Weighted- Average Estimated Lives (months)
Current assets (includes cash and cash equivalents of $1,618)	$3,566
Fixed assets	570
Acquired software	8,769	84
Acquired client contracts and other	504	14
Acquired customer relationships	2,134	60
Goodwill	13,760
Non-current deferred income tax asset	5,013
Other non-current assets	2

Total assets acquired	34,318

Current liabilities	(2,607)
Non-current deferred income tax liability	(4,317)

Total liabilities assumed	(6,924)

Net assets acquired	$27,394

In addition to the cash paid at closing and the Integration Earn-Outs, the Telution stock purchase agreement included provisions for additional purchase price payments of up to $3 million, contingent upon us signing certain revenue arrangements with certain clients (the “Revenue Earn-Outs”). The right to the Revenue Earn-Outs expires December 31, 2008. As of December 31, 2007, the Revenue Earn-Outs have not been reflected in the Telution purchase price due to uncertainty of payment. The Revenue Earn-Outs will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determined beyond a reasonable doubt.

Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The Telution goodwill and acquired intangible assets are not deductible for income tax purposes. As a result, we have recognized a deferred tax liability of $4.3 million for the difference between the assigned book value and the tax basis of the acquired intangible assets, but have not recognized a deferred tax liability for the difference between the assigned book value and the tax basis of goodwill. Included in the net assets acquired are: (i) a $4.4 million deferred income tax asset related to a Federal net operating loss (“NOL”) carryforward of $12.4 million which we believe is more likely than not to be realized over approximately 5 years; and (ii) a $0.4 million deferred income tax asset related to a state NOL carryforward of $9.1 million which is expected to be utilized within the carryforward periods which range from 12 to 20 years. The Telution Federal NOL carryforward begins to expire in 2021.

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

Products and Services. Our primary product offerings include our core outsourced processing product, ACP, and related services and software products, to include our output solutions. We generate a substantial percentage of our total revenues by providing ACP processing and services and software products to the North American cable and DBS markets. We license certain software products (e.g., ACSR, Workforce Express, etc.) and provide professional services principally to our existing base of processing clients to enhance the core functionality of ACP, increase the efficiency and productivity of our clients’ operations, and allow clients to effectively roll out new products and services to new and existing markets, such as HSI and telephony to residential and commercial customers. Our full suite of processing, software, and professional services allows clients to automate their customer interaction management and billing functions. These functions include set-up and activation of customer accounts, sales support, order processing, invoice calculation, production and mailing of invoices, management reporting, electronic presentment and payment of invoices, and deployment and management of our client’s field technicians.

Geographic Regions. All revenues and long-lived assets related to our continuing operations are attributable to our operations in North America, primarily the U.S.

Significant Clients and Industry Concentration. The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues from continuing operations are generated from a limited number of clients, with approximately 70% of our revenues from continuing operations being generated from our four largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), formerly EchoStar Communications Corporation, Time Warner Inc. (“Time Warner”), and Charter Communications (“Charter”). Revenues from these clients represented the following percentages of our total revenues from continuing operations for the following years:

	2007	2006	2005
Comcast (1)	27%	24%	22%
DISH	20%	19%	21%
Time Warner	13%	12%	10%
Charter	9%	11%	10%

(1)	The increase in our percentage of revenues generated from Comcast between 2006 and 2007 is primarily due to the movement of additional customer accounts, who were already on our systems, to Comcast’s ownership in the first quarter of 2007.

As of December 31, 2007 and 2006, the percentage of net billed accounts receivable balances from continuing operations attributable to these clients were as follows:

	As of December 31,
	2007	2006
Comcast	32%	27%
DISH (2)	22%	29%
Time Warner	11%	10%
Charter	9%	10%

(2)	The decrease in percentage of accounts receivable from DISH as of December 31, 2007 compared to December 31, 2006 is due primarily to DISH having one less monthly invoice outstanding as of December 31, 2007.

We expect to continue to generate a significant percentage of our future revenues from a limited number of clients, including Comcast, DISH, Time Warner, and Charter. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew its contract with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our systems, the price paid for our services, or the scope of services we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations.

6. Long-Lived Assets

Property and Equipment. Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives (years)	2007	2006
Computer equipment	3	$31,538	$22,352
Leasehold improvements	5-10	11,000	8,217
Operating equipment	3-5	45,737	45,502
Furniture and equipment	8	12,403	12,451
Capital projects in process	—	1,543	1,814

		102,221	90,336
Less—accumulated depreciation		(69,565)	(66,656)

Property and equipment, net		$32,656	$23,680

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. The change in the carrying amount of goodwill for 2007 and 2006, relating to the acquisitions of ComTec and Prairie acquisitions in 2007 and Telution in 2006 (see Note 4), was as follows (in thousands):

January 1, 2006, balance	$623
Goodwill acquired during period	13,605

December 31, 2006 balance	14,228
Goodwill acquired during period	46,361
All other	156

December 31, 2007 balance	$60,745

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist of client contracts and software.

Client Contracts

Client contracts consist of: (i) investments in client contracts; (ii) direct and incremental costs that we have capitalized related to contractual arrangements where we have deferred revenues to convert or set-up client customers onto our outsourced customer care and billing applications; and (iii) client contracts acquired in business combinations. As of December 31, 2007 and 2006, the carrying values of these assets were as follows (in thousands):

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Investments in client contracts (1)	$117,967	$(95,453)	$22,514	$112,034	$(81,034)	$31,000
Capitalized costs	5,493	(1,747)	3,746	3,839	(687)	3,152
Acquired client contracts (3)	6,888	(1,622)	5,266	2,637	(765)	1,872

Total client contracts	$130,348	$(98,822)	$31,526	$118,510	$(82,486)	$36,024

The aggregate amortization related to client contracts included in continuing operations for 2007, 2006, and 2005, was as follows (in thousands):

	2007	2006	2005
Investments in client contracts (1)	$14,420	$13,447	$12,734
Capitalized costs (2)	1,057	657	852
Acquired client contracts (3)	856	765	—

Total client contracts	$16,333	$14,869	$13,586

(1)	Investments in client contracts are principally incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems. Investments in client contracts related to client incentives are amortized ratably over the lives of the respective client contracts, which have termination dates that range from 2008 through 2013. Amortization of the investments in client contracts related to client incentives is reflected as a reduction in processing and related services revenues in the accompanying Consolidated Statements of Income.
(2)	Client contracts related to the deferral of conversion/set-up services costs are amortized proportionately over the same period that the deferred conversion/set-up services revenues are recognized, and are reflected in cost of processing and related services in the accompanying Consolidated Statements of Income.
(3)	Acquired client contracts represent assets acquired in the ComTec, Prairie, and Telution business acquisitions (see Note 4). Acquired client contracts are being amortized over their estimated useful lives ranging from ten months to five years. Amortization related to the ComTec and Prairie acquired client contracts is primarily reflected in cost of processing and related services in the accompanying Consolidated Statements of Income, while amortization related to the Telution acquired client contracts is primarily reflected in cost of software, maintenance and services revenues in the accompanying Consolidated Statements of Income.

The weighted-average remaining amortization period of client contracts as of December 31, 2007 was approximately 40 months. Based on the December 31, 2007 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2008 – $17.1 million; 2009 – $4.2 million; 2010 – $4.1 million; 2011 – $3.3 million and 2012 – $2.5 million.

Software

As of December 31, 2007 and 2006, the carrying values of these assets were as follows (in thousands):

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software	$43,094	(34,445)	$8,649	$40,714	$(32,989)	$7,725

The software intangible assets relate to the acquired software from the ComTec, Prairie, and Telution business acquisitions (see Note 4), and are being amortized over their estimated useful lives ranging from five to seven years. The amortization of software related to the ComTec and Prairie acquisitions is reflected in cost of processing and related services in the accompanying Consolidated Statements of Income. The amortization of software related to the Telution acquisition is reflected in cost of software, maintenance and services in the accompanying Consolidated Statements of Income. The aggregate amortization related to the software intangible assets for 2007 and 2006 was $1.5 million and $1.0 million, respectively. Based on the December 31, 2007 net carrying value of this intangible asset, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2008 – $1.7 million; 2009 – $1.7 million; 2010 – $1.7 million; 2011 – $1.7 million; and 2012 – $1.5 million.

7. Debt

Our debt at December 31 consists of the following (in thousands):

	2007	2006
Senior subordinated convertible contingent debt securities, due June 15, 2024, interest at 2.50%	$230,000	$230,000
2004 Revolving Credit Facility, due September 2009, interest at base rate or adjusted LIBOR, plus applicable margin	—	—

	230,000	230,000
Less-current portion	—	—

Long-term debt, net of current maturities	$230,000	$230,000

Convertible Debt Securities. On June 2, 2004, we completed an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 (the “Convertible Debt Securities”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933.

The Convertible Debt Securities are unsecured, subordinated to any of our future senior debt, and senior to our future junior subordinated debt. The Convertible Debt Securities, issued at a price of 100% of their principal amount, bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011, at a redemption price equal to 100% of the principal amount of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, as defined in the Convertible Debt Securities bond indenture (“Bond Indenture”), at a repurchase price equal to 100% of the principal amount of the Convertible Debt Securities, plus any accrued interest.

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

Holders of the Convertible Debt Securities can convert their securities: (i) at any time the price of our common stock trades over $34.80 per share (130% of the $26.77 effective conversion price) for a specified period of time; (ii) at any time the trading price of the Convertible Debt Securities fall below 98% of the average conversion value for the Convertible Debt Securities for a specified period of time; (iii) upon us exercising our right to redeem the Convertible Debt Securities at any time after June 20, 2011; (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control (as defined in the Bond Indenture); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. As of December 31, 2007, none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the $230 million principal amount of the Convertible Debt Securities; and (ii) to the extent our conversion obligation exceeds the principal amount, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash.

The fair value of the Convertible Debt Securities as of December 31, 2007 and 2006 based upon quoted market prices, was approximately $201 million and $264 million, respectively. The contingent interest feature of the Convertible Debt Securities discussed above is considered an embedded derivative that is required to be bifurcated and accounted for as a freestanding derivative financial instrument. The fair value of this derivative financial instrument, as of December 31, 2007 and 2006, was $32,000 and $0.3 million , respectively.

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

The 2004 Revolving Credit Facility requires maintenance of certain financial ratios, including a leverage ratio and an interest coverage ratio. In addition, the 2004 Revolving Credit Facility subjects us to certain limitations, including: (i) the incurrence of certain indebtedness and liens on our property; (ii) the execution of contracts that represent certain fundamental changes in our business; (iii) the sale of our property except in the ordinary course of business; (iv) the making of certain restricted payments, as defined (to include cash dividends); and (v) the making of investments, as defined. As of December 31, 2007, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and due to an outstanding irrevocable letter of credit of $0.5 million, had $99.5 million of the 2004 Revolving Credit Facility available.

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

As of December 31, 2007, we had made no borrowings under the 2004 Revolving Credit Facility. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. The commitment fee rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of December 31, 2007, the commitment fee rate was 37.5 basis points per annum.

Deferred Financing Costs. As of December 31, 2007, net deferred financing costs related to the Convertible Debt Securities were $3.6 million, and are being amortized to interest expense through the first date the holders of the Convertible Debt Securities can be put back to us (June 15, 2011), or approximately seven years from the date of issuance. As of December 31, 2007, net deferred financing costs related to the 2004 Revolving Credit Facility were $0.3 million, and are being amortized to interest expense over the five-year term of the credit agreement. The net deferred financing costs are reflected in Other Assets in the accompanying Consolidated Balance Sheets. Interest expense for 2007, 2006, and 2005 includes amortization of deferred financing costs of $1.2 million. The weighted-average interest rate on our debt borrowings, including amortization of deferred financing costs and commitment fees on the revolving credit facility, for 2007, 2006, and 2005 was 3.2%.

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

•

During 2005, we terminated a long-term processing agreement with a provider of communication services. As part of the termination agreement, we were required to pay a contract termination fee of $4.0 million, which we paid during 2006. The agreement termination resulted in restructuring charges totaling $1.1 million and $6.2 million, respectively, in 2006 and 2005. The 2006 charges relate primarily to severance and retention bonuses for our employees that continued to provide processing service until the communication services provider was able to transition and convert all of its customers to an alternative solution. These costs were accrued ratably over the employees’ remaining service period. The 2005 charges are related to: (i) the involuntary termination of employees; (ii) severance and retention bonuses for our employees who continued to service the processing agreement; (iii) the impairment of long-lived assets relating primarily to conversion/set-up costs that had been previously capitalized; and (iv) the impact of the contract termination fee, mentioned above. In addition to these restructuring charges, we recorded a $0.8 million charge against revenue during the fourth quarter of 2005 as part of the accounting for agreement termination.

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

The restructuring activities discussed above resulted in restructuring charges of $0.6 million, $2.4 million, and $14.5 million for 2007, 2006, and 2005, respectively, which have been reflected as a separate line item in the accompanying Consolidated Statements of Income.

The activity in the business restructuring reserves related to continuing operations during 2007, 2006, and 2005 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
January 1, 2005, balance	$—	$842	$—	$842
Charged to expense during year	2,010	(389)	12,913	14,534
Cash payments	(106)	(228)	—	(334)
Other (primarily non-cash charges)	—	32	(7,486)	(7,454)

December 31, 2005, balance	1,904	257	5,427	7,588
Charged to expense during year	1,662	746	(40)	2,368
Cash payments	(3,720)	(723)	(5,432)	(9,875)
Other	229	(223)	45	51

December 31, 2006, balance	75	57	—	132
Charged to expense during year	297	246	87	630
Cash payments	(153)	(121)	(14)	(288)
Other	—	(3)	(73)	(76)

December 31, 2007, balance	$219	$179	$—	$398

Primarily all of the business restructuring reserves as of December 31, 2007 were included in current liabilities.

9. Income Taxes

Income Tax Provision. The income tax provision related to continuing operations consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$17,309	$20,407	$22,334
State	1,845	2,031	980

	19,154	22,438	23,314

Deferred:
Federal	10,722	14,809	2,200
State	3,422	1,161	705

	14,144	15,970	2,905

Total income tax provision	$33,298	$38,408	$26,219

As the result of the sale of the GSS and plaNet businesses (see Note 2), all of our income from continuing operations is from North American sources, principally the U.S.

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax related to continuing operations is summarized as follows (in thousands):

	2007	2006	2005
Provision at Federal rate of 35%	$32,712	$35,339	$25,536
State income taxes, net of Federal impact	3,423	2,075	1,095
Compensation disallowance	(589)	2,186	—
Other	(2,248)	(1,192)	(412)

Total income tax provision	$33,298	$38,408	$26,219

We are required to estimate our income tax liability in each jurisdiction in which we operate, including both Federal and state income taxes. Various judgments and estimates are required in evaluating our tax positions and determining our provisions for income taxes. During the ordinary course of business, there are certain transactions and calculations for which the ultimate income tax determination may be uncertain. In addition, we may be subject to examination of our income tax returns by various tax authorities, which could result in adverse outcomes. For these reasons, we establish a liability associated with unrecognized tax benefits based on estimates of whether additional taxes and interest may be due. This liability is adjusted based upon changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits from continuing operations is as follows (in thousands):

Balance at January 1, 2007	$4,363
Additions based on tax positions related to current year	1,092
Additions for tax positions of prior years	73
Reductions for tax positions of prior years	(105)
Lapse of statute of limitations	(889)

Balance at December 31, 2007	$4,534

We recognize income tax related interest and penalties as part of income tax expense. In addition to the $4.5 million of unrecognized tax benefits as of December 31, 2007, we had $0.4 million of income tax-related accrued interest. Included in the beginning and ending amounts of unrecognized tax benefits are $2.1 million and $1.8 million, respectively, related to our discontinued operations. If recognized, the total amount of unrecognized income tax benefits related to our continuing operations, or $2.7 million, would affect our continuing operations’ effective tax rate.

We file income tax returns primarily in the U.S. Federal jurisdiction and in various state jurisdictions. As of December 31, 2007, the U.S. Federal statute of limitations has expired for years prior to 2004, and the statute of limitations has expired in our major state jurisdictions of Nebraska, Colorado and Florida for years prior to 2004, 2003, and 2004, respectively.

Deferred Income Taxes. Deferred income taxes reflect the expected utilization of tax NOL carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred income tax assets as of December 31 are attributable to the following (in thousands):

	2007	2006
Current deferred income tax assets:
Accrued expenses and reserves	$7,632	$5,953
Stock-based compensation	3,025	2,974

	10,657	8,927

Non-current deferred income tax assets (liabilities):
Purchased research and development	14,204	17,779
Software	(782)	492
Client contracts and related intangibles	3,177	5,065
Noncompete agreements	1,223	1,797
Net operating loss (NOL) carryforwards	12,453	8,521
Property and equipment	(3,278)	(3,221)
Contingent interest related to Convertible Debt Securities	(22,745)	(15,571)
Deferred revenue	3,705	3,146
Contingent payments	882	882
Other	614	727

	9,453	19,617

Valuation allowance	—	—

Net deferred income tax assets	$20,110	$28,544

We regularly assess the likelihood of the future realization of our net deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2007, we believe that between: (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize the benefit of our net deferred income tax assets.

As of December 31, 2007, we have: (i) an acquired Federal NOL carryforward of $28.5 million, which will begin to expire in 2020 and can be utilized through 2027; and (ii) state NOL carryforwards of $45.5 million, which will expire beginning in 2010 and ending in 2025. The acquired Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of this Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

As discussed in Note 7, we completed an offering of Convertible Debt Securities in June 2004. The Convertible Debt Securities are subject to special U.S. Treasury regulations governing contingent payment debt instruments. These regulations allow us to take a tax deduction for interest expense on our U.S. Federal income tax return at a constant rate of 9.09% (subject to certain adjustments), compounded semi-annually, which represents the estimated yield on comparable non-contingent, non-convertible, fixed-rate debt instruments with terms and conditions otherwise similar to the Convertible Debt Securities. This interest expense tax deduction is greater than the interest expense reflected in the accompanying Consolidated Statements of Income. This is considered a temporary difference, and thus does not impact our overall effective income tax rate. As a result, we will be building a deferred tax liability until the Convertible Debt Securities are settled. Upon settlement, if the holders are able to achieve or exceed the 9.09% target yield on the Convertible Debt Securities, the cumulative deferred tax liability will be reclassified to stockholders’ equity. If the holders are not able to achieve the 9.09% target yield, we will be required to pay the portion of the cumulative deferred tax liability to the U.S. tax authorities (without interest or penalties) determined by comparing the actual yield and the target yield, with the amount of the cumulative deferred tax liability not paid to the U.S. tax authorities reclassified to stockholders’ equity.

10. Employee Retirement Benefit Plans

Defined Contribution-Type Plan. We sponsor a defined contribution plan covering substantially all of our employees. Participants may contribute up to 25% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, service-based contributions to the plan. Matching and service-related contributions related to our continuing operations for 2007, 2006, and 2005 were $6.1 million, $4.9 million, and $3.5 million,, respectively.

Deferred Compensation Plan. We have a non-qualified deferred compensation plan for certain executives which allows the participants to defer a portion of their annual compensation. We provide a 25% matching contribution of the participant’s deferral, up to a maximum contribution of $6,250 per year, plus a return on the deferred account balance attributable to the individual participants. As of December 31, 2007 and 2006, we have recorded a liability for this obligation of $5.2 million and $4.8 million, respectively. The expense related to our continuing operations for this plan for 2007, 2006, and 2005 was $0.6 million, $0.8 million, and $0.3 million, respectively. The plan is unfunded.

11. Commitments, Guarantees and Contingencies

Operating Leases. We lease certain office and production facilities under operating leases that run through 2015. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. In addition, we lease certain operating equipment under operating leases that run through 2012. Future aggregate minimum lease payments under these facilities and operating equipment agreements are as follows: 2008 – $10.5 million, 2009 – $9.1 million, 2010 – $8.2 million, 2011 – $6.9 million, 2012 – $5.1 million, and thereafter – $12.4 million. We sublease portions of certain office facilities that we have abandoned. The total minimum lease payments to be received in the future under signed noncancelable subleases as of December 31, 2007 totaled $1.5 million. Total rent expense from continuing operations for 2007, 2006, and 2005 was $9.2 million, $8.3 million, $9.3 million, respectively.

Service Agreements. We outsource to First Data Corporation (“FDC”) the data processing and related computer services required for the operation of our processing services and certain related products. The ACP proprietary software is run in FDC’s facility to obtain the necessary mainframe computer capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the FDC facility through a combination of private and commercially-provided networks. We also contract with FDC for computer floor space on which we maintain certain open systems hardware, used primarily to support ACP related products and internal administrative systems. Under our contract with FDC, which expires in June 2010, we are charged a fixed fee plus a variable fee based on usage and/or actual costs. The total amount paid under the FDC service agreement for 2007, 2006, and 2005 was $45.9 million, $42.6 million, and $43.0 million, respectively. We believe we could obtain data processing and related computer services from alternative sources, if necessary.

Product and Services Warranties. We generally warrant that our products and related offerings will conform to published specifications, or to specifications provided in an individual client arrangement, as applicable. The typical product warranty period is 90 days from delivery of the product or offering. For certain service offerings we provide a limited warranty for the duration of the services provided. We generally warrant that services will be performed in a professional and workmanlike manner. The typical remedy for breach of warranty is to correct or replace any defective deliverable, and if not possible or practical, we will accept the return of the defective deliverable and refund the amount paid under the client arrangement that is allocable to the defective deliverable. Our contracts also generally contain limitation of damages provisions in an effort to reduce our exposure to monetary damages arising from breach of warranty claims. Historically, we have incurred minimal warranty costs, and as a result, do not maintain a warranty reserve.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2007, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

Indemnifications Related to Sold Businesses. In conjunction with the sale of the GSS business in December 2005, we provided certain indemnifications to the buyer of this business which are considered routine in nature (such as employee, tax, or litigation matters that occurred while these businesses were under our ownership). Under the provisions of this indemnification agreement, payment by us is conditioned on the other party making a claim pursuant to the procedures in the indemnification agreement, and we are typically allowed to challenge the other party’s claims. In addition, certain of our obligations under this indemnification agreement are limited in terms of time and/or amounts, and in some cases, we may have recourse against a third party if we are required to make certain indemnification payments.

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of December 31, 2007, the indemnification liability was $2.3 million. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2007. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

As of December 31, 2007, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2007	2006	2005	2004	1999-2003	Total
Shares repurchased	13,181	2,485	3,808	2,983	6,339	28,796
Total amount paid	$307,599	$63,283	$72,968	$52,897	$199,710	$696,457
Weighted-average price per share	$23.34	$25.46	$19.16	$17.73	$31.51	$24.19

As of December 31, 2007, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 1.2 million shares.

In addition to the above mentioned stock repurchases, during 2007, 2006, and 2005, we repurchased and then cancelled approximately 176,000 shares, 148,000 shares, and 394,000 shares for $4.0 million, $3.7 million, and $8.3 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

13. Equity Compensation Plans

The discussions below for our equity compensation plans include continuing operations for 2007 and 2006 and both continuing and discontinued operations for 2005.

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

Summary of Stock Incentive Plans. As of December 31, 2007, we have four stock incentive plans, as summarized below:

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1996 Plan (1)	—	—
1997 Director Plan (2)	—	—
2005 Plan (1)	12,400,000	10,418,900

Total stockholder approved	12,400,000	10,418,900
2001 Plan (3)	3,000,000	9,927

Total	15,400,000	10,428,827

(1)	The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted upon stockholder approval. The 2005 Plan replaced the 1996 Stock Incentive Plan (the “1996 Plan”). No further grants may be made under the 1996 Plan, but any stock awards outstanding under the 1996 Plan remain in effect in accordance with their respective terms. The shares available under the 2005 Plan have been reserved for issuance to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.
(2)	The Stock Option Plan for Non-Employee Directors (the “1997 Director Plan”) was adopted upon stockholder approval. During 2006, the 1997 Director Plan terminated with respect to future grants, but any stock awards outstanding under the 1997 Director Plan remain in effect in accordance with their respective terms.
(3)	The 2001 Stock Incentive Plan (the “2001 Plan”) was adopted without stockholder approval. The shares available under the 2001 Plan have been reserved for issuance to eligible employees of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares available under the 2001 Plan may be granted to key employees of our company or its subsidiaries who are not: (i) officers or directors; (ii) “covered employees” for purposes of Section 162(m) of the Internal Revenue Code; or (iii) persons subject to Section 16 of the Securities Exchange Act of 1934.

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

In December 2007, we entered into a separation agreement with our then Chief Executive Officer and President which included a provision that accelerated vesting of 102,500 shares of unvested restricted stock. The adjustment to stock-based compensation expense as a result of this modification was not significant.

Restricted Stock. We generally issue new shares (versus treasury shares) to fulfill restricted stock award grants. Historically, our restricted stock awards have vested annually over four years with no restrictions other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions) (“Time-Based Awards”). Unvested Time-Based Awards are typically forfeited and cancelled upon termination of employment with our company. Certain Time-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Time-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for the entire award.

During 2007, we issued restricted stock shares to key members of management (primarily members of executive management) that vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives (“Performance-Based Awards”). The Performance-Based Awards were approved by the stockholders at our May 2007 annual meeting. The Performance-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Performance-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award is, in-substance, multiple awards.

A summary of our unvested restricted stock activity during 2007 is as follows:

	2007
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, January 1, 2007	1,143,301	$21.27
Awards granted	760,050	25.08
Awards forfeited/cancelled	(93,220)	22.21
Awards vested	(508,176)	20.81

Unvested awards, December 31, 2007	1,301,955	$23.60

The weighted-average grant date fair value of restricted stock shares granted during 2007, 2006, and 2005, was $25.08 per share, $23.15 per share, and $17.70 per share, respectively. The total market value of restricted stock shares vesting during 2007, 2006, and 2005 was $11.7 million, $10.2 million, and $24.2 million, respectively.

Stock Options. Stock option awards are granted with an exercise price equal to the fair value of our common stock as of the date of the grant. Stock option awards typically vest over four years and have a maximum term of ten years. As discussed above, during 2003, we began primarily granting restricted stock awards instead of stock options to employees and non-employee directors. No stock options were awarded during 2007 and 2006. All stock options awarded in 2005 were granted to certain GSS Business employees and were subsequently forfeited in 2005 upon the closing of the sale of the GSS Business as the GSS Business employees were considered terminated.

A summary of our stock option activity during 2007 is as follows:

	2007		Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	559,756	$27.47
Granted	—	—
Exercised	(74,078)	14.74
Forfeited	—	—
Expired	(9,237)	25.17

Outstanding at December 31, 2007	476,441	$29.49

Options exercisable at December 31, 2007	476,441	$29.49	2.7 Years	$362,394

(1)	The aggregate intrinsic value represents stock options that were in-the-money as of December 31, 2007, and is calculated as the difference between the exercise price of the underlying awards and the closing market price of our common stock as of December 31, 2007.

The aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, during 2007, 2006, and 2005 was $0.8 million, $9.6 million, and $3.4 million, respectively. Cash received from stock option exercises during 2007, 2006, and 2005 was $1.1 million, $10.7 million, and $4.2 million, respectively.

1996 Employee Stock Purchase Plan

As of December 31, 2007, we had an employee stock purchase plan whereby 958,043 shares of our common stock have been reserved for sale to our employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. During 2007, 2006, and 2005, 57,339, 40,570, and 68,813 shares, respectively, were purchased under the plan for $1.1 million, ($12.51 to $23.63 per share), $0.9 million ($18.68 to $23.57 per share), and $1.1 million ($13.85 to $20.43 per share), respectively. As of December 31, 2007, 325,176 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense as follows (in thousands):

	2007	2006	2005
Continuing operations	$11,102	$12,214	$17,047
Discontinued operations	—	—	3,311

Total stock-based compensation	$11,102	$12,214	$20,358

As of December 31, 2007, there was $22.4 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.7 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2007, 2006, and 2005, of $4.1 million, $3.7 million, and $7.7 million, respectively. The actual income tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for 2007, 2006, and 2005, totaled $4.8 million, $4.9 million, and $9.8 million, respectively.

14. Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2007:
Total revenues (1)	$98,744	$99,504	$107,561	$113,452
Operating income (2)	20,454	21,161	21,568	20,654
Income from continuing operations before income taxes (2)	24,269	24,410	23,589	21,193
Income tax provision (2)	(8,494)	(8,788)	(8,387)	(7,629)
Income from continuing operations (2)	15,775	15,622	15,202	13,564
Discontinued operations, net of tax	269	—	—	339
Net income	16,044	15,622	15,202	13,903
Basic earnings per common share:
Income from continuing operations (2)	$0.35	$0.37	$0.39	$0.40
Discontinued operations, net of tax	0.01	—	—	0.01

Net income	$0.36	$0.37	$0.39	$0.41

Diluted earnings per common share:
Income from continuing operations (2)	$0.35	$0.37	$0.39	$0.40
Discontinued operations, net of tax	0.01	—	—	0.01

Net income	$0.36	$0.37	$0.39	$0.41

2006:
Total revenues (3)	$92,960	$95,053	$98,450	$96,643
Operating income	22,201	21,792	22,530	19,948
Income from continuing operations before income taxes	24,931	25,169	26,714	24,155
Income tax provision (4)	(9,465)	(9,564)	(9,350)	(10,029)
Income from continuing operations	15,466	15,605	17,364	14,126
Discontinued operations, net of tax (5)	—	—	(3,760)	969
Net income	15,466	15,605	13,604	15,095
Basic earnings (loss) per common share:
Income from continuing operations	$0.33	$0.34	$0.37	$0.31
Discontinued operations, net of tax	—	—	(0.08)	0.02

Net income	$0.33	$0.34	$0.29	$0.33

Diluted earnings (loss) per common share:
Income from continuing operations	$0.33	$0.33	$0.37	$0.30
Discontinued operations, net of tax	—	—	(0.08)	0.02

Net income	$0.33	$0.33	$0.29	$0.32

(1)	The increase in revenues in the third quarter of 2007 was primarily the result of the acquisitions of the ComTec and Prairie businesses in July and August 2007, respectively (see Note 4). The increase in revenues in the fourth quarter of 2007 was primarily the result of the full quarter impact of the ComTec and Prairie acquisitions and organic growth factors.
(2)	When compared to previous quarters, the fourth quarter of 2007 results of operations include $1.3 million of additional operating expenses related to the retirement of our former CEO on December 28, 2007. These additional operating expenses, net of certain income tax benefits resulting from the timing of our former CEO’s retirement, reduced our income from continuing operations by approximately $0.01 per diluted share.
(3)

As a result of Comcast’s and Time Warner’s acquisition of the former Adelphia customer accounts on July 31, 2006, our third quarter 2006 revenues include a net $1 million increase when compared to our revenues for the second quarter of 2006. This $1 million increase is attributed to $2.8 million of one-time revenues related to the Adelphia contract being recognized when the acquired customer accounts were transferred under our Comcast and Time Warner contracts in the third quarter of 2006, offset by $1.8 million of lower processing revenues beginning in August 2006, due to the Comcast and Time Warner contracts having lower per unit pricing than the Adelphia contract. Additionally, the total impact of these matters resulted in lower revenues of $3.5 million in the fourth quarter of 2006 when compared to the third quarter of 2006.

(4)	The overall effective income tax rate was approximately 38% for 2006. In the first two quarters of 2006, the effective income tax rate was approximately 38% in each quarter, and for the third and fourth quarters of 2006, the effective income tax rates were 35% and 42%, respectively. The decrease in the effective income tax rate for the third quarter was primarily due to certain tax benefits being realized during the quarter. The increase in the effective income tax rate for the fourth quarter was primarily a result of a correction of minor income tax expense items from previous periods that were not considered material to the current or past periods, and thus were recorded in their entirety in the fourth quarter of 2006.
(5)	The third quarter of 2006 discontinued operations activity was primarily the result of a $6.0 million payment made to Comverse related to the settlement of a dispute over a joint tax election associated with the sale of our GSS Business to Comverse in December 2005 (see Note 2). The fourth quarter of 2006 discontinued operations activity resulted from the true-up of certain previously estimated state income tax items related to our former GSS Business that were made certain upon filing of the income tax returns in the fourth quarter.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined by Rule 13a-15(f). Management’s Report on Internal Control over Financial Reporting is located at the front of Part II, Item 8 of this report.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2008 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned “Executive Officers of the Registrant” included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2008 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2008 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2008 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2008 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 44.

(2) Financial Statement Schedules:

None. Any information required in the Financial Statement Schedules is provided in sufficient detail in our Consolidated Financial Statements and notes thereto.

(3) Exhibits

Exhibits are listed in the Exhibit Index on page 85.

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

CSG SYSTEMS INTERNATIONAL, INC.

By:	/s/ PETER E. KALAN
Peter E. Kalan
Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Chairman of the Board of Directors	February 28, 2008

/s/ PETER E. KALAN Peter E. Kalan	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ RANDY R. WIESE Randy R. Wiese	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ EDWARD C. NAFUS Edward C. Nafus	Director	February 28, 2008

/s/ DONALD B. REED Donald B. Reed	Director	February 28, 2008

/s/ JANICE I. OBUCHOWSKI Janice I. Obuchowski	Director	February 28, 2008

/s/ JAMES A. UNRUH James A. Unruh	Director	February 28, 2008

/s/ DONALD V. SMITH Donald V. Smith	Director	February 28, 2008

/s/ FRANK V. SICA Frank V. Sica	Director	February 28, 2008

/S/ RONALD COOPER Ronald Cooper	Director	February 28, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.28(8)	Asset Purchase Agreement by and between Lucent Technologies Inc., as Seller, and CSG Systems International, Inc., as Buyer, dated as of December 31, 2001

2.29(8)	Intellectual Property Agreement by and among Lucent Technologies Inc., Lucent Technologies GRL Corporation, Lucent Technologies Ireland Holding Limited and CSG Systems International, Inc., CSG Software Inc., CSG Technology Limited, effective as of February 28, 2002

2.30(8)	Software and Services Master Supply Agreement (North America) by and among Lucent Technologies Inc. and CSG Systems International, Inc. and CSG Software, Inc., dated as of February 28, 2002

2.31(8)	Software and Services Master Supply Agreement (International) by and among Lucent Technologies Inc. and CSG System International, Inc. and CSG Software, Inc., dated as of February 28, 2002

2.40(24)	Securities Purchase Agreement by and among, Comverse, Inc. as Purchaser, CSG Software, Inc., CSG Americas Holdings, Inc., CSG Netherlands BV, CSG Technology Limited, the Companies to be Acquired, and CSG Systems International, Inc. and CSG Netherlands CV, Acting Through its General Partner, CSG International Holdings, LLC, as Sellers, dated October 6, 2005

2.40A(24)	Amendment to Securities Purchase Agreement, dated December 9, 2005

2.40B(26)	Second Amendment to Securities Purchase Agreement dated December 9, 2005

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(21)	Revised Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

4.10(13)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.20(13)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

10.01(1)	CSG Systems International, Inc. 1995 Incentive Stock Plan

10.02(14)	CSG Employee Stock Purchase Plan

10.03(35)	CSG Systems International, Inc. 1996 Stock Incentive Plan, as amended August 14, 2007

10.04(35)	CSG Systems International, Inc. 2005 Stock Incentive Plan, as amended August 14, 2007

10.05(35)	CSG Systems International, Inc. Performance Bonus Program, as amended August 14, 2007

10.06(35)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15(7)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16(30)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.20*(12)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

Exhibit Number	Description
10.20A*(15)	First Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20B*(16)	Second Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20C*(20)	Fourth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20D*(23)	Fifth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20E*(26)	Sixth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20F*(28)	Seventh Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20G*(29)	Eighth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20H*	Ninth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22*(25)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C. effective November 1, 2005

10.22A*(31)	First and Second Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.22B*	Third Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.30(15)	$100,000,000 Credit Agreement among CSG Systems International, Inc., as Borrower, the Lenders from Time to Time Parties Hereto, Wells Fargo Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Keybank National Association as Co-Lead Arrangers and Co-Book Runners, dated as of September 21, 2004

10.39(4)	CSG Systems, Inc. Wealth Accumulation Plan, as amended November 16, 1999

10.39A(35)	First Amendment to Wealth Accumulation Plan, as amended August 14, 2007

10.40*(11)	Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated August 1, 2003

10.40A*(23)	First Amendment to Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated June 28, 2005

10.44(6)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.45(36)	Separation and Release Agreement with Edward C. Nafus, dated December 6, 2007

10.46(3)	Employment Agreement with Edward Nafus, dated November 17, 1998

Exhibit Number	Description
10.46A(17)	First Amendment to Employment Agreement with Edward C. Nafus, dated January 11, 2005

10.46B(18)	Second Amendment to Employment Agreement with Edward C. Nafus, dated March 8, 2005

10.46C(32)	Third Amendment to Employment Agreement with Edward C. Nafus, dated March 6, 2007

10.46D(35)	Fourth Amendment to Employment Agreement with Edward C. Nafus dated August 14, 2007

10.47(27)	Employment Agreement with Randy R. Wiese, dated April 25, 2006

10.47A(32)	First Amendment to Employment Agreement with Randy R. Wiese, dated March 6, 2007

10.47B(35)	Second Amendment to Employment Agreement with Randy R. Wiese, dated August 14, 2007

10.48(5)	Employment Agreement with Peter E. Kalan, dated January 18, 2001

10.48A(28)	First Amendment to Employment Agreement with Peter E. Kalan, dated May 23, 2006

10.48B(32)	Second Amendment to Employment Agreement with Peter E. Kalan, dated March 6, 2007

10.48C(35)	Third Amendment to Employment Agreement with Peter E. Kalan, dated August 14, 2007

10.49(30)	Employment Agreement with Joseph T. Ruble, dated January 18, 2001

10.49A(32)	First Amendment to Employment Agreement with Joseph T. Ruble, dated March 6, 2007

10.49B(35)	Second Amendment to Employment Agreement with Joseph T. Ruble, dated August 14, 2007

10.50(9)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.57(10)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 22, 2002

10.57A(17)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.58(10)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 30, 2002

10.58A(17)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.59(10)	Restricted Stock Award Agreement with Edward C. Nafus, dated August 30, 2002

10.59A(17)	First Amendment to Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.64(17)	Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.65(17)	Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.66(17)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.67(17)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.68(19)	Restricted Stock Award with Robert M. Scott, dated March 25, 2005

10.70(22)	Employment Agreement with Robert M. Scott, dated June 6, 2005

10.70A(32)	First Amendment to Employment Agreement with Robert M. Scott, dated March 6, 2007

10.70B(35)	Second Amendment to Employment Agreement with Robert M. Scott, dated August 14, 2007

10.72(23)	Restricted Stock Award Agreement with Edward C. Nafus, dated June 30, 2005

Exhibit Number	Description
10.80(15)	Forms of Agreement for Equity Compensation

10.80A(34)	Forms of Agreement for Equity Compensation

10.80B(33)	Forms of Agreement for Equity Compensation

10.80C(35)	Forms of Agreement for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended for the year ended December 31, 1998.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 14, 2002.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated January 11, 2005.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 6, 2005.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 25, 2005.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2005.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A (Amendment No. 2) for the event dated March 6, 2005, filed on June 8, 2005.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 9, 2005.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated April 25, 2006.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 6, 2007.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(35)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(36)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A for the event dated November 14, 2007, filed on December 11, 2007.
*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.