Form 10-Q
period 2008-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2008-05-12
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

YES  ☒            NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐            NO  ☒

Shares of common stock outstanding at May 7, 2008: 34,925,287

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2008

C SG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,449	$123,416
Short-term investments	6,157	9,416

Total cash, cash equivalents and short-term investments	146,606	132,832
Trade accounts receivable-
Billed, net of allowance of $1,476 and $1,487	124,586	114,132
Unbilled and other	6,857	6,038
Deferred income taxes	8,828	10,657
Income taxes receivable	954	2,128
Other current assets	7,269	6,399

Total current assets	295,100	272,186
Property and equipment, net of depreciation of $72,879 and $69,565	32,970	32,656
Software, net of amortization of $34,877 and $34,445	8,217	8,649
Goodwill	61,094	60,745
Client contracts, net of amortization of $103,168 and $98,822	29,274	31,526
Deferred income taxes	5,071	9,453
Other assets	9,219	7,173

Total assets	$440,945	$422,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$27,628	$26,657
Trade accounts payable	20,662	18,429
Accrued employee compensation	15,380	21,042
Deferred revenue	20,013	17,480
Income taxes payable	2,936	—
Other current liabilities	8,556	7,595

Total current liabilities	95,175	91,203

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	8,977	9,790
Income taxes payable	5,013	4,918
Other non-current liabilities	3,927	3,953

Total non-current liabilities	247,917	248,661

Total liabilities	343,092	339,864

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 34,915,004 and 34,275,280 shares outstanding	629	622
Additional paid-in capital	350,744	350,272
Treasury stock, at cost, 27,956,808 and 27,956,808 shares	(667,858)	(667,858)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	26	15
Unrecognized pension plan losses and prior service costs, net of tax	(435)	(435)
Accumulated earnings	414,747	399,908

Total stockholders’ equity	97,853	82,524

Total liabilities and stockholders’ equity	$440,945	$422,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2008	March 31, 2007
	(unaudited)
Revenues:
Processing and related services	$104,169	$89,609
Software, maintenance and services	9,427	9,135

Total revenues	113,596	98,744

Cost of revenues:
Processing and related services	53,137	44,625
Software, maintenance and services	5,215	5,951

Total cost of revenues	58,352	50,576

Gross margin (exclusive of depreciation)	55,244	48,168

Operating expenses:
Research and development	15,872	13,712
Selling, general and administrative	12,422	11,028
Depreciation	3,637	2,868
Restructuring charges	56	106

Total operating expenses	31,987	27,714

Operating income	23,257	20,454

Other income (expense):
Interest expense	(1,808)	(1,786)
Interest and investment income, net	1,579	5,539
Other, net	14	62

Total other	(215)	3,815

Income from continuing operations before income taxes	23,042	24,269
Income tax provision	(8,203)	(8,494)

Income from continuing operations	14,839	15,775

Discontinued operations:
Income from discontinued operations	—	—
Income tax benefit	—	269

Discontinued operations, net of tax	—	269

Net income	$14,839	$16,044

Basic earnings per common share:
Income from continuing operations	$0.45	$0.35
Discontinued operations, net of tax	—	0.01

Net income	$0.45	$0.36

Diluted earnings per common share:
Income from continuing operations	$0.45	$0.35
Discontinued operations, net of tax	—	0.01

Net income	$0.45	$0.36

Weighted-average shares outstanding:
Basic	33,084	44,385
Diluted	33,189	44,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended
	March 31, 2008	March 31, 2007
	(unaudited)
Cash flows from operating activities:
Net income	$14,839	$16,044
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	3,637	2,868
Amortization	5,058	4,534
Restructuring charge for abandonment of facilities	—	133
Gain on short-term investments	(62)	(1,438)
Deferred income taxes	5,623	3,543
Excess tax benefit of stock-based compensation awards	(143)	(460)
Stock-based employee compensation	2,586	1,975
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(11,332)	6,549
Other current and non-current assets	(3,168)	(443)
Income taxes payable/receivable	3,133	5,385
Trade accounts payable and accrued liabilities	(1,039)	(4,727)
Deferred revenue	1,720	1,700

Net cash provided by operating activities	20,852	35,663

Cash flows from investing activities:
Purchases of property and equipment	(3,951)	(4,290)
Purchases of short-term investments	(5,818)	(78,146)
Proceeds from sale/maturity of short-term investments	9,150	95,500
Acquisition of businesses, net of cash acquired	(843)	(700)
Acquisition of and investments in client contracts	(1,465)	(2,781)

Net cash provided by (used in) investing activities	(2,927)	9,583

Cash flows from financing activities:
Proceeds from issuance of common stock	246	420
Repurchase of common stock	(1,281)	(78,110)
Excess tax benefit of stock-based compensation awards	143	460

Net cash used in financing activities	(892)	(77,230)

Net increase (decrease) in cash and cash equivalents	17,033	(31,984)
Cash and cash equivalents, beginning of period	123,416	240,687

Cash and cash equivalents, end of period	$140,449	$208,703

Supplemental disclosures of cash flow information:
Net cash paid (received) during the period for-
Interest	$96	$95
Income taxes	(546)	(705)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and December 31, 2007, and for the first quarter of 2008 and 2007, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC. The results of operations for the first quarter of 2008, are not necessarily indicative of the expected results for the entire year ending December 31, 2008.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the first quarter of 2008 and 2007 was $60.2 million and $48.6 million, respectively.

Accounting Pronouncements Adopted. Effective January 1, 2008 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In addition, effective January 1, 2008, we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to choose to measure various financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. Upon adoption of SFAS 159, we did not elect to measure any additional assets or liabilities at fair value.

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2008 and December 31, 2007 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are reported at fair value in our accompanying Condensed Consolidated Balance Sheets, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The fair value measurements are derived using quoted prices in active markets for identical assets and liabilities.

As of March 31, 2008 and December 31, 2007, the fair value of our Convertible Debt Securities, based upon quoted market prices, was approximately $187 million and $201 million, respectively.

Income Taxes. We follow the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. There was not a significant change in our liability for unrecognized income tax benefits during the first quarter of 2008, and we do not anticipate a significant change within the next twelve months.

Accounting Pronouncement Issued But Not Yet Effective. In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) further changes the accounting treatment for certain items, including: (i) acquisition costs will be generally expensed as incurred; (ii) noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date; (iii) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; (iv) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (v) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (vi) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) also includes a substantial number of new disclosure requirements. The provisions of SFAS 141(R) are effective for us for all business combinations for which the acquisition date is on or after January 1, 2009, with early adoption prohibited. We are currently evaluating the future impacts, if any, of this standard.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which would include our Convertible Debt Securities, are not addressed by paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, and requires that instruments within its scope be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. The FSP also requires that discounts on the liability component of instruments within its scope be amortized using the interest method over the expected life of a similar liability that does not have an associated equity component (considering the effects of prepayment features other than the conversion option).

The new model for accounting for convertible debt instruments that may be settled in cash is required to be applied retrospectively to all periods presented and is first applicable to our consolidated financial statements that will be included in our March 31, 2009 Form 10-Q. We are currently in the process of quantifying the impact of this FSP. While we have not completed such quantification, the application of this FSP is expected to have a material impact on our consolidated balance sheet, decreasing the amounts we report and have previously reported for long-term debt and increasing the amounts we report and have previously reported for total deferred income tax assets and stockholders’ equity. The FSP is expected to have a material impact on our consolidated statement of income, increasing the amounts we report and have previously reported for interest expense and reducing the amounts we report and have previously reported for earnings per common share. The FSP is not expected to have an impact on our consolidated statement of cash flows as the recognition of the additional interest expense will be a non-cash expense.

3.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).

We did not repurchase any shares during the first quarter of 2008 under our Stock Repurchase Program. During the first quarter of 2007, we repurchased 3.0 million shares of our common stock under the Stock Repurchase Program for $75.4 million (weighted-average price of $25.11 per share).

As of March 31, 2008, the shares repurchased under the Stock Repurchase Program since its inception in August 1999 totaled 28.8 million shares, at a total repurchase price of $696.5 million (a weighted-average price of $24.19 per share). As of March 31 2008, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 1.2 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the first quarter of 2008 and 2007 in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans is as follows (in thousands):

	Quarter Ended March 31,
	2008	2007
Shares repurchased	104	106
Total amount paid	$1,281	$2,742

Stock-Based Awards. A summary of our unvested restricted stock activity during the first quarter of 2008 is as follows:

	Quarter Ended March 31, 2008
	Shares	Weighted-Average Grant Date Fair Value
Unvested awards, beginning	1,303,955	$23.60
Awards granted	734,500	11.79
Awards forfeited/cancelled	(15,000)	20.86
Awards vested	(301,660)	22.97

Unvested awards, ending	1,721,795	$18.70

Included in the awards granted during the first quarter of 2008, are Performance-Based Awards for 118,750 restricted stock shares issued to key members of management (primarily members of executive management), which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The Performance-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other unvested restricted stock shares granted during the first quarter of 2008 are Time-Based Awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense of $2.6 million and $2.0 million for the first quarter of 2008 and 2007, respectively.

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

No reconciliation of the basic and diluted EPS numerators is necessary for the first quarter of 2008 and 2007, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Quarter Ended March 31,
	2008	2007
Basic common shares outstanding	33,084	44,385
Dilutive effect of stock options	23	90
Dilutive effect of unvested restricted stock	82	240
Dilutive effect of Convertible Debt Securities	—	—

Diluted common shares outstanding	33,189	44,715

For each of the quarters ended March 31, 2008 and 2007, 1.3 million and 0.3 million, respectively, of potentially dilutive common shares related to stock options and unvested shares of restricted stock were excluded from the computation of diluted EPS as their effect was antidilutive.

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

5.	COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended March 31,
	2008	2007
Net income	$14,839	$16,044
Other comprehensive income (loss), net of tax, if any:
Unrealized gain (loss) on short-term investments	11	(4)

Comprehensive income	$14,850	$16,040

6.	ACQUISITIONS

In August 2007, we acquired 100% of the voting equity interests of Prairie Voice Services, Inc., which we subsequently renamed Prairie Interactive Messaging, Inc. (“Prairie”), for $40.6 million in cash (net of $3.7 million in acquired cash), plus $0.4 million in acquisition costs. During the first quarter of 2008, we made a minor change to the estimated fair value of an acquired asset as of the date of the Prairie acquisition, resulting in a $0.3 million decrease in the amount of goodwill related to the Prairie acquisition.

In July 2007, we acquired 100% of the voting equity interests of ComTec, Inc. (“ComTec”) for $21.7 million in cash (net of $1.9 million in acquired cash) at closing, plus $0.5 million in acquisition costs. In March 2008, we accrued a working capital adjustment of $0.7 million upon completion of a balance sheet audit. The working capital adjustment, along with minor changes to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition, resulted in a $0.7 million increase in the amount of goodwill related to the ComTec acquisition during the first quarter of 2008.

In addition to the cash paid at closing for past acquisitions, we have the following contingent purchase price payments open as of March 31, 2008 that have not been reflected as liabilities due to the uncertainty of payment:

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

The contingent payments will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcomes of the contingencies are determinable beyond a reasonable doubt.

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

7.	DEBT

Our long-term debt as of March 31, 2008 and December 31, 2007 consists of our Convertible Debt Securities. As of March 31, 2008: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders; and (ii) we are in compliance with the provisions of the bond indenture related to the Convertible Debt Securities.

We have made no borrowings on our $100 million 2004 Revolving Credit Facility. As of March 31, 2008, we: (i) are in compliance with the financial ratios and other covenants; and (ii) have $99.5 million available to us.

8.	LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2008, to include goodwill resulting from the ComTec and Prairie acquisitions (see Note 6), were as follows (in thousands):

January 1, 2008, balance	$60,745
Adjustment to ComTec acquired goodwill	675
Adjustment to Prairie acquired goodwill	(326)

March 31, 2008, balance	$61,094

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of March 31, 2008 and December 31, 2007, the carrying values of these assets were as follows (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$132,442	$(103,168)	$29,274	$130,348	$(98,822)	$31,526
Software	43,094	(34,877)	8,217	43,094	(34,445)	8,649

Total	$175,536	$(138,045)	$37,491	$173,442	$(133,267)	$40,175

The total amortization expense related to intangible assets for the first quarter of 2008 and 2007 was $4.8 million and $4.2 million, respectively. Based on the March 31, 2008 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2008 – $19.8 million; 2009 – $6.3 million; 2010 – $6.3 million; 2011 – $5.6 million; and 2012 – $4.9 million.

9.	COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2008, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of March 31, 2008, the indemnification liability was $2.3 million. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Condensed Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2008. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

10.	SUBSEQUENT EVENT

On April 30, 2008, we acquired 100% of the voting equity interests of DataProse, Inc., (“DataProse”) for approximately $39 million in cash. DataProse is a privately-held provider of statement presentment and direct mail services headquartered in Oxnard, California. DataProse assists over 500 clients across the United States to market through improved billing statements and personalized direct mail. We acquired DataProse to further our objective of helping our clients maximize every customer interaction by both strengthening and broadening our portfolio of output solutions capabilities. Additionally, this acquisition allows us to diversify our client base into the utilities, financial services, and telecommunications markets, and add clients in the non-profit sectors of healthcare and higher education.

We are in the early stages of the DataProse purchase accounting, but estimate a significant portion of the purchase price will be allocated to amortizable intangible assets and to goodwill. The results of DataProse will be included in our results of operations for the period subsequent to the acquisition date. Pro forma information on our historical results of operations to reflect the acquisition of DataProse will not be presented as DataProse’s results of operations during the prior periods are not material to our results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007 (our “2007 10-K”).

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

Management Overview of Quarterly Results

Our Company. We are a leading provider of outsourced solutions that facilitate customer interaction management on the behalf of our clients, generating a very large percentage of our revenues from the North American cable and Direct Broadcast satellite (“DBS”) communications markets. Our solutions also support an increasing number of other industries such as financial services, utilities, telecommunications, and home security.

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

The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a fewer number of services providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately two-thirds of our revenues for the first quarter of 2008 and for 2007 being generated from our four largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), Time Warner Inc. (“Time Warner”), and Charter Communications (“Charter”).

A summary of our results of operations for the first quarter of 2008 is as follows:

•

Our revenues for the first quarter of 2008 were $113.6 million, up 15.0% when compared to $98.7 million for the same period in 2007, and relatively consistent when compared to $113.5 million for the fourth quarter of 2007.

•

The year-over-year increase in revenues is primarily due to: (i) revenues generated from the acquired ComTec and Prairie businesses; and, to a slightly lesser degree (ii) continued growth in the use of various ancillary products and services we offer.

•

Our operating expenses for the first quarter of 2008 were $90.3 million, up 15.4% when compared to $78.3 million for the same period in 2007, and down 2.6% when compared to $92.8 million for the fourth quarter of 2007.

•	The year-over-year increase in operating expenses relates primarily to the impact of the acquisitions of the ComTec and Prairie businesses.

•

The decrease in operating expenses between the fourth quarter of 2007 and the first quarter of 2008 is primarily due to retirement benefits for our former Chief Executive Officer recorded in the fourth quarter of 2007.

•

Our diluted earnings per common share from continuing operations for the first quarter of 2008 was $0.45, an increase of 28.6% when compared to $0.35 per diluted share for the first quarter of 2007, and an increase of 12.5% when compared to $0.40 per diluted share for the fourth quarter of 2007.

•

The year-over-year increase in our diluted earnings per common share is primarily due to a decrease of approximately 26% in diluted shares outstanding as a result of significant share repurchases made under our stock repurchase program during 2007.

•

The sequential quarterly increase in our diluted earnings per common share is primarily due to nonrecurring operating expenses of approximately $2 million in the fourth quarter of 2007 related to the retirement of our former CEO in December 2007, with no comparable amounts in the first quarter of 2008.

•

Income from continuing operations for the first quarter of 2008 includes non-cash charges related to depreciation, amortization and stock-based compensation expense totaling $11.0 million (pretax impact), or $0.21 per diluted share impact, as compared to non-cash charges for the first quarter of 2007 of $9.1 million (pretax impact), or $0.13 per diluted share.

•

We continue to generate strong cash flows from operations. As of March 31, 2008, we had cash, cash equivalents, and short-term investments of $146.6 million, as compared to $132.8 million as of December 31, 2007.

Cash flows from operating activities for the first quarter of 2008 were $20.9 million, compared to $35.7 million for the first quarter of 2007, and $19.5 million for the fourth quarter of 2007, with the year-over-year fluctuation between periods related primarily to changes in trade accounts receivables. See the “Liquidity” section below for further discussion.

Other key matters for the quarter were as follows:

•

During the first quarter of 2008, we invested $15.9 million, or approximately 14% of our revenues, in research and development (“R&D”) activities. We continue to invest heavily in R&D to ensure that we stay ahead of our clients’ needs and advance our clients’ business as well as our own. Our clients are seeing heightened competitive pressures from the traditional telephone companies and other new entrants in an increasing number of markets. At the same time, our clients are deploying new services at a faster pace than ever before, to include expanding their offerings to serve a growing number of business customers, thus dramatically increasing the complexity of their business operations. We recognize these challenges and believe our value proposition is to provide solutions that help our clients ensure that each interaction they have with their customers is an opportunity to create value and deepen the business relationship. As a result of our R&D efforts, we have broadened our footprint within our client base with many innovative product offerings.

•	Our current processing agreements with Comcast and DISH run through December 31, 2008. See our Significant Client Relationships Section below for further discussion.

•

Total customer accounts processed on our systems as of March 31, 2008 were 45.6 million, compared to 45.4 million as of March 31, 2007, and 45.1 million as of December 31, 2007. The increase in the total customer accounts processed on our systems in the first quarter of 2008 is primarily due to additional customers Comcast converted to our systems following the dissolution of its partnership with Insight Communications Company, Inc. (“Insight”).

Acquisition of DataProse, Inc.

On April 30, 2008, we acquired 100% of the voting equity interests of DataProse, Inc. (“DataProse”), a privately-held provider of statement presentment and direct mail services headquartered in Oxnard, California for approximately $39 million in cash. DataProse assists over 500 clients across the United States to market through improved billing statements and personalized direct mail. We acquired DataProse to further our objective of helping our clients maximize every customer interaction by both strengthening and broadening our portfolio of output solutions capabilities. Additionally, this acquisition allows us to diversify our client base into the utilities, financial services, and telecommunications markets, and add clients in the non-profit sectors of healthcare and higher education.

We expect that DataProse will: (i) contribute approximately $15 million to our full year 2008 revenues; (ii) have a slightly dilutive impact to our results of operations in 2008; and (iii) be slightly accretive on an operating cash flow basis. The expected impact of the DataProse acquisition includes estimates for certain acquisition-related expenses, associated primarily with our planned integration efforts, and estimates for the amortization of acquired intangible assets. Because of the inherent uncertainties in making such estimates, the actual impact of DataProse on our financial performance for 2008 may vary from our current expectations as we work through our integration efforts and complete the purchase accounting during the remainder of the year.

Significant Client Relationships

Client Concentration. Approximately two-thirds of our total revenues are generated from our four largest clients, which include Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for the first quarter of 2008, the fourth quarter of 2007, and the first quarter of 2007:

	Quarter Ended
	March 31, 2008	December 31, 2007	March 31, 2007
Comcast (1)(2)	27%	26%	29%
DISH (1)	19%	19%	21%
Time Warner	13%	14%	12%
Charter	8%	8%	9%

(1)	The slight decrease in our percentage of revenues generated from Comcast and DISH for the first quarter of 2008 when compared to the first quarter of 2007, is primarily due to greater revenue diversification resulting from our acquisitions of the ComTec and Prairie businesses in 2007.

(2)	The slight increase in our percentage of revenues generated from Comcast for the first quarter of 2008 when compared to the fourth quarter of 2007 is primarily due to (i) an increase in the usage of our ancillary products and services; and (ii) an increase in the number of Comcast subscriber accounts on our processing systems due to the conversion of the former Insight subscribers during the quarter, as noted above.

As of March 31, 2008, December 31, 2007, and March 31, 2007, the percentages of net billed accounts receivable balances attributable to our largest clients were as follows:

	As of
	March 31, 2008	December 31, 2007	March 31, 2007
Comcast	30%	32%	28%
DISH	26%	22%	25%
Time Warner	8%	11%	9%
Charter	8%	9%	13%

Comcast. Our processing agreement with Comcast runs through December 31, 2008. We are currently engaged in discussions with Comcast regarding contract renewal terms. Although we believe our operating relationship with Comcast is good, there can be no assurances around the timing and/or the terms of any renewal arrangement at this time. The Comcast processing agreement and related material amendments are included in the exhibits to our periodic filings with the Securities and Exchange Commission (“SEC”), and we encourage readers to review these documents for further details.

DISH. Our processing agreement with DISH runs through December 31, 2008, and provides DISH with the option to extend the term of the agreement for either one or two years beyond the end of December 2008. We are currently engaged in discussions with DISH regarding contract renewal options. Although we believe our operating relationship with DISH is good, there can be no assurances around the timing and/or the terms of any contract extension or renewal arrangement at this time. The DISH processing agreement includes certain annual financial commitments that we expect DISH to exceed based on the number of DISH customers currently on our systems. The DISH processing agreement and related material amendments are included in the exhibits to our periodic filings with the SEC, and we encourage readers to review these documents for further details.

See our 2007 10-K for additional discussion of our business relationships and contractual terms with the above mentioned significant clients.

Risk of Client Concentration. In the near term, we expect to continue to generate a large percentage of our total revenues from our four largest clients, Comcast, DISH, Time Warner, and Charter. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew its contract with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our systems, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations (including possible impairment or significant acceleration of the amortization of intangible assets).

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended
	March 31, 2008	December 31, 2007	March 31, 2007
Cost of processing and related services	$803	$880	$593
Cost of software, maintenance and services	159	205	148
Research and development	336	347	186
Selling, general and administrative	1,288	1,544	1,048

Total stock-based compensation expense	$2,586	$2,976	$1,975

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

We have identified the most critical accounting policies that affect our financial condition and the results of our business’ continuing operations. Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) loss contingencies; (v) income taxes; and (vi) business combinations and asset purchases. These critical accounting policies, as well as our other significant accounting policies, are discussed in greater detail in our 2007 10-K.

Results of Operations

Total Revenues. Total revenues for the first quarter of 2008 increased 15.0% to $113.6 million, from $98.7 million for the first quarter of 2007. The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the first quarter of 2008 increased $14.6 million or 16.2% to $104.2 million, from $89.6 million for the first quarter of 2007. The increase in processing and related services revenues between periods is primarily due to: (i) the acquisition of the ComTec and Prairie businesses; and to a slightly lesser degree (ii) increased utilization of new and existing products and services by our clients, to include such things as higher usage of marketing services and various ancillary customer care solutions. All ComTec and Prairie revenues fall within this revenue classification.

Additional information related to processing and related services revenues is as follows:

•	Amortization of our client contracts intangible assets (reflected as a reduction of processing and related services revenues) for the first quarter of 2008 and 2007 was $3.6 million in each quarter.

•

Total customer accounts processed on our systems as of March 31, 2008 were 45.6 million, up slightly compared to 45.4 million as of March 31, 2007, and compared to 45.1 million as of December 31, 2007. The increase in the total customer accounts processed on our systems in the first quarter of 2008 is primarily due to additional customers Comcast converted to our systems following the dissolution of its partnership with Insight.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the first quarter of 2008 were $9.4 million, relatively consistent with $9.1 million for the first quarter of 2007.

Cost of Revenues. See our 2007 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the first quarter of 2008 increased $8.5 million or 19.1% to $53.1 million, from $44.6 million for the first quarter of 2007, with this expense increase primarily due to: (i) the acquisitions of the ComTec and Prairie businesses, as all of the ComTec and Prairie cost of revenues fall within this expense classification; and (ii) an increase in variable costs related to the delivery of ancillary products and services (e.g., print costs, etc.), which directly correlate with the increase in revenues related to ancillary products and services.

The gross margin percentage for processing and related services was 49.0% for the first quarter of 2008, as compared to 50.2% for the first quarter of 2007, with the decrease in gross margin percentages between periods primarily due to the acquisition of the ComTec and Prairie businesses. These acquired businesses operate at a lower gross margin percentage level than our historical business operations.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the first quarter of 2008 decreased 12.4% to $5.2 million, from $6.0 million for the first quarter of 2007. The decrease between periods is primarily due to a decrease in personnel assigned internally to software maintenance projects.

The gross margin percentage for software, maintenance and services was 44.7% for the first quarter of 2008, as compared to 34.9% for the first quarter of 2007. The increase in gross margin percentage is primarily attributed to: (i) the change in mix of these revenues between periods; and (ii) a decrease in personnel assigned internally to software maintenance projects. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our software and maintenance, professional services, and overall gross margins, will likely occur between periods.

Gross Margin (Exclusive of Depreciation). The overall gross margin percentage (exclusive of depreciation) for the first quarter of 2008 was 48.6%, relatively consistent when compared to 48.8% for the first quarter of 2007.

R&D Expense. R&D expense for the first quarter of 2008 increased 15.8% to $15.9 million, from $13.7 million for the first quarter of 2007. The increase between periods is primarily due to an increase in personnel on R&D projects, reflective of our increased focus on product development and enhancement efforts. As a percentage of total revenues, R&D expense was 14.0% for the first quarter of 2008, compared to 13.9% for the first quarter of 2007. We did not capitalize any internal software development costs during the first quarter of 2008 and 2007.

Our R&D efforts have been focused on the continued evolution of our ACP product, both functionally and architecturally, in response to market demands that our products have certain functional features and capabilities, as well as architectural flexibilities (such as service oriented architecture, or SOA). This product evolution will result in the modularization of certain product functionality that historically has been tightly integrated with the ACP platform, which will allow us to respond more quickly to required changes to our products and provide greater interoperability with other computer systems. Although our primary value proposition to our clients will continue to be the breadth and depth of our fully pre-integrated solution, these R&D efforts will also allow us to separate certain software components so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, including the use of certain products across non-CSG customer care and billing systems.

At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. In the near term, we expect that the percentage of our total revenues spent on R&D to be relatively consistent with the first quarter of 2008 (i.e., approximately 14%), with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the first quarter of 2008 increased 12.6% to $12.4 million, from $11.0 million for the first quarter of 2007. The increase in SG&A expense is primarily due to the impact of the ComTec and Prairie sales and marketing costs. As a percentage of total revenues, SG&A expense was 10.9% for the first quarter of 2008, compared to 11.2% for the first quarter of 2007.

Depreciation Expense. Depreciation expense for the first quarter of 2008 increased 26.8% to $3.6 million, compared to $2.9 million for the first quarter of 2007. The increase in depreciation expense is primarily due to the increased capital expenditures made over the last five quarters, to include the acquired property and equipment from our acquisition activities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Operating Income. Operating income for the first quarter of 2008 was $23.3 million, or 20.5% of total revenues, compared to $20.5 million, or 20.7% of total revenues for the first quarter of 2007. The slight decrease in operating income margin between years is primarily due to the impact of the ComTec and Prairie acquisitions.

At this time, we expect our operating income margin to trend down over the remainder of the year, with our full year 2008 operating margin expected to be approximately 18%. The decrease in our expected operating income margin for the remainder of 2008 is primarily due to: (i) an expected upward trend in expenses primarily as a result of our commitment to further advance our products and solutions through continued R&D and support efforts; and (ii) the expected dilutive effect of the DataProse acquisition on a GAAP basis, with DataProse expected to decrease our full year operating income margin by approximately 100 basis points.

Total non-cash charges related to depreciation, amortization, and stock-based compensation expense included in the determination of operating income for the first quarter of 2008 and 2007 were $11.0 million and $9.1 million, respectively.

Interest and Investment Income, net. Interest and investment income for the first quarter of 2008 decreased $3.9 million, to $1.6 million, from $5.5 million for the first quarter of 2007, primarily due to the following: (i) a significant decrease in our cash and short-term investment balances between years primarily due to our stock repurchase activity in 2007, and to a lesser degree, the purchase of the ComTec and Prairie businesses in 2007; and (ii) a decrease in the overall rate of return realized on investments between periods.

We expect our interest and investment income to trend down slightly for the remainder of 2008 primarily due to a deterioration in the interest rate environment.

Income Tax Provision. The effective income tax rates for the first quarter of 2008 and 2007 were 36% and 35%, respectively. At this time, we estimate that our overall effective income tax rate for the full year 2008 will range between 35% and 36%.

As of March 31, 2008, our $13.9 million of net deferred income tax assets represented approximately 3% of total assets. We continue to believe that sufficient taxable income will be generated in the future in order to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Liquidity

Cash and Liquidity

As of March 31, 2008 our principal sources of liquidity included cash, cash equivalents, and short-term investments of $146.6 million, compared to $132.8 million as of December 31, 2007. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. We have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of March 31, 2008, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had $99.5 million available to us.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, stock-based compensation, etc.), and then factoring in the impact of changes in working capital items. See our 2007 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows from operating activities, broken out between operations and changes in working capital assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Working Capital Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2007:
March 31 (1)	$27,199	$8,464	$35,663
June 30	28,217	(3,719)	24,498
September 30 (2)	28,404	7,266	35,670
December 31 (3)	30,355	(10,807)	19,548
2008:
March 31 (4)	31,538	(10,686)	20,852

(1)	Cash flows from operating activities for the first quarter of 2007 were positively impacted by approximately $10 million as we received an additional monthly processing invoice payment from a key client before quarter end. As a result, we received four monthly processing invoice payments from this key client during the first quarter of 2007, as compared to three monthly processing invoice payments in a typical quarter.

(2)	Cash flows from operating activities for the third quarter of 2007 were positively impacted by normal timing changes in certain operating assets and liabilities for the quarter.

(3)	Cash flows from operating activities for the fourth quarter of 2007 were negatively impacted by normal changes in working capital items, primarily related to the timing of payments for accrued payables and the collections on outstanding accounts receivable at quarter end.

(4)	Cash flows from operating activities for the first quarter of 2008 were negatively impacted by approximately $10 million as the result of a delay in the receipt of a monthly processing invoice payment from a key client. This payment was received during the first week of April 2008. As a result, we received two monthly processing invoice payments from this key client during the first quarter of 2008, as compared to three monthly processing invoice payments in a typical quarter.

We believe the table presented above demonstrates our ability to consistently generate strong cash flows and the importance of managing our working capital items. As the table above illustrates, the operations portion of our cash flows from operating activities remains relatively consistent between periods. The variations in our net cash provided by operating activities are primarily the result of the changes in our working capital assets and liabilities related to our operations, and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key working capital items between March 31, 2008 and December 31, 2007 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated periods, and our DBO for the quarters then ended, are as follows (in thousands, except DBO):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2007:
March 31	104,677	(1,577)	103,100	63
June 30	104,254	(1,619)	102,635	61
September 30 (1)	111,541	(1,589)	109,952	60
December 31(2)	115,619	(1,487)	114,132	59
2008:
March 31 (3)	126,062	(1,476)	124,586	59

(1)	The $7.3 million increase in gross and net billed trade accounts receivable at September 30, 2007 is primarily due to the acquisitions of the ComTec and Prairie businesses.

(2)	The $4.1 million increase in gross and net billed trade accounts receivable at December 31, 2007 is primarily due to the timing of client payments at quarter end.

(3)	The $10.4 million increase in gross and net billed trade accounts receivable at March 31, 2008 is primarily due to a delay in the receipt of a monthly processing invoice payment from a key client. This payment was received during the first week of April 2008.

Deferred Income Taxes

The net decrease of $6.2 million in total deferred income tax assets from $20.1 million as of December 31, 2007 to $13.9 million as of March 31, 2008 primarily relates to: (i) the reversal of deferred tax assets upon vesting of restricted stock awards; (ii) the utilization of net operating loss (NOL) carryforwards; and (iii) the increase in deferred tax liabilities related to our Convertible Debt Securities.

Accrued Employee Compensation

Accrued employee compensation decreased $5.6 million, from $21.0 million as of December 31, 2007 to $15.4 million as of March 31, 2008 primarily as a result of the payment of the 2007 management bonuses in March 2008.

Income Taxes Payable

The $3.1 million of cash flows from operating activities related to income taxes payable/receivable for the first quarter of 2008, is primarily due to the timing of our estimated Federal and state income tax payments.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, cash equivalents or short-term investments to limit our exposure to market risks. These cash equivalents and short-term investments are readily convertible back into cash. During the first quarter of 2008, we purchased $5.8 million and sold (or had mature) $9.2 million of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the first quarter of 2008 and 2007 for property and equipment, and investments in client contracts, excluding the acquisitions of ComTec and Prairie in 2007, were as follows (in thousands):

	Quarter Ended March 31,
	2008	2007
Property and equipment	$3,951	$4,290
Client contracts	1,465	2,781

The property and equipment expenditures during the first quarter of 2008 consisted principally of computer hardware and related equipment, statement production equipment, and facilities and internal infrastructure items.

The investments in client contracts for the first quarter of 2008 and 2007 relate primarily to client incentive payments ($0.7 million and $2.5 million respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($0.8 million and $0.3 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock.

Repurchase of Common Stock. During the first quarter of 2007, we repurchased shares of our common stock under the guidelines of the Stock Repurchase Program for $75.4 million. We made no comparable share repurchases in the first quarter of

2008. In addition, outside of the Stock Repurchase Program, during the first quarter of 2008 and 2007, we repurchased from our employees and then cancelled approximately 104,000 shares and 106,000 shares of our common stock for $1.3 million and $2.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

As of March 31, 2008, we had $146.6 million of cash and short-term investments available to fund our operations, and we expect to generate material amounts of additional cash during the remainder of 2008. The following are the key items to consider in assessing our sources and uses of capital resources:

•

Acquisitions. On April 30, 2008, we acquired 100% of the voting equity interests of DataProse, a privately-held provider of statement processing and direct mail services headquartered in Oxnard, California for approximately $39 million in cash. The acquisition was funded from currently available cash.

As discussed in Note 6 to the Financial Statements, we have the following contingent purchase price payments open as of March 31, 2008 that have not been reflected because of the uncertainty of payment:

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

•

Stock Repurchase Program. As of March 31, 2008, we have 1.2 million remaining shares authorized for repurchase under the Stock Repurchase Program. During the first quarter of 2008, we did not repurchase any shares of our common stock under our Stock Repurchase Program.

•

Purchases of Property and Equipment. During the first quarter of 2008, we spent $4.0 million on property and equipment. At this time, we expect our 2008 capital expenditures to be approximately $20 million to $25 million, with the actual spend highly dependent upon certain revenue opportunities we are pursuing. As of March 31, 2008, we have made no significant capital expenditure commitments.

•

Convertible Debt Securities. Our Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. Refer to our 2007 10-K for additional disclosures related to the Convertible Debt Securities, to include the call and put features beginning in June 2011, and the contingent conversion features under which the holders of the Convertible Debt Securities can convert their securities. As of March 31, 2008, none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

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

•

2004 Revolving Credit Facility. As of March 31, 2008, we had made no borrowings under the 2004 Revolving Credit Facility. Refer to our 2007 10-K for additional disclosures related to the 2004 Revolving Credit Facility, to include the requirement to maintain certain financial ratios and the interest rates for borrowings. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This commitment fee rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of March 31, 2008, the commitment fee rate was 37.5 basis points per annum, resulting in minimum commitment fee payments totaling $0.4 million per year. The 2004 Revolving Credit Facility expires in September 2009. As of March 31, 2008, due to an outstanding irrevocable letter of credit of $0.5 million, we had $99.5 million of the 2004 Revolving Credit Facility available to us.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the first quarter of 2008, was 9.66:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As discussed in our 2007 10-K, we are exposed to market risks related to changes in interest rates, and fluctuations and changes in the market value of our short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of March 31, 2008, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2008, and December 31, 2007 were $140.4 million and $123.4 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2008 and December 31, 2007 were $6.2 million and $9.4 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately two-thirds of our revenues being generated from our four largest clients, which are (in order of size) Comcast, DISH, Time Warner, and Charter. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients.

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

Failure to Attract and Retain Our Key Management and Other Highly Skilled Personnel Could Have a Material Adverse Effect on Our Business.

Our future success depends in large part on the continued service of our key management, sales, product development, and operational personnel. We believe that our future success also depends on our ability to attract and retain highly skilled technical, managerial, operational, and marketing personnel, including, in particular, personnel in the areas of R&D and technical support. Competition for qualified personnel at times can be intense, particularly in the areas of R&D, conversions, software implementations, and technical support. For these reasons, we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new product delivery objectives.

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

Our products and services are generally delivered through a variety of computing environments operated by us, which we will collectively refer to herein as “Systems.” We provide such computing environments through both outsourced arrangements, such as our data processing arrangement with FDC, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our products and services are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the availability and uncompromised security of our Networks and Systems to conduct their business operations.

Our Networks and Systems are subject to the risk of an extended interruption or outage due to many factors such as: (i) planned changes to our Systems and Networks for such things as scheduled maintenance and technology upgrades, or migrations to other technologies, service providers, or physical location of hardware; (ii) human and machine error; (iii) acts of nature; and (iv) intentional, unauthorized attacks from computer “hackers.” In addition, we continue to expand our use of the Internet with our product offerings thereby permitting, for example, our clients’ customers to use the Internet to review account balances, order services or execute similar account management functions. Allowing access to our Networks and Systems via the Internet increases their vulnerability to unauthorized access and corruption, as well as increasing the dependency of our Systems’ reliability on the availability and performance of the Internet and end users’ infrastructure.

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

The following table presents information with respect to purchases of company common stock made during the first quarter of 2008 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
January 1 – January 31	40,793	$13.53	—	1,204,096
February 1 – February 29	43,469	11.65	—	1,204,096
March 1 – March 31	20,038	11.15	—	1,204,096

Total	104,300	$12.29	—

[1]	Our Board of Directors have authorized us to repurchase up to 30 million shares of our common stock under the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date.

[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2008

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.22C*	Fourth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.47C	Third Amendment to Employment Agreement with Randy R. Wiese, dated February 22, 2008

10.48D (1)	Fourth Amendment to Employment Agreement with Peter E. Kalan, dated February 22, 2008

10.49C	Third Amendment to Employment Agreement with Joseph T. Ruble, dated February 22, 2008

10.70C	Third Amendment to Employment Agreement with Robert M. Scott, dated February 22, 2008

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A for the event dated November 14, 2007, filed on February 28, 2008.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.