Form 10-Q
period 2008-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2008-08-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Shares of common stock outstanding at August 4, 2008: 34,943,556

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2008

Item 1.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,890	$123,416
Short-term investments	19,309	9,416

Total cash, cash equivalents and short-term investments	148,199	132,832
Trade accounts receivable-
Billed, net of allowance of $1,557 and $1,487	105,669	114,132
Unbilled and other	7,319	6,038
Deferred income taxes	10,387	10,657
Income taxes receivable	—	2,128
Other current assets	6,217	6,399

Total current assets	277,791	272,186
Property and equipment, net of depreciation of $76,883 and $69,565	40,571	32,656
Software, net of amortization of $35,322 and $34,445	8,157	8,649
Goodwill	91,595	60,745
Client contracts, net of amortization of $107,998 and $98,822	33,390	31,526
Deferred income taxes	1,055	9,453
Other assets	8,017	7,173

Total assets	$460,576	$422,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$28,747	$26,657
Trade accounts payable	20,470	18,429
Accrued employee compensation	16,281	21,042
Deferred revenue	16,837	17,480
Income taxes payable	2,113	—
Other current liabilities	11,469	7,595

Total current liabilities	95,917	91,203

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	8,650	9,790
Income taxes payable	5,203	4,918
Other non-current liabilities	6,553	3,953

Total non-current liabilities	250,406	248,661

Total liabilities	346,323	339,864

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 34,937,041 and 34,275,280 shares outstanding	629	622
Additional paid-in capital	353,850	350,272
Treasury stock, at cost, 27,956,808 and 27,956,808 shares	(667,858)	(667,858)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(1)	15
Unrecognized pension plan losses and prior service costs, net of tax	(435)	(435)
Accumulated earnings	428,068	399,908

Total stockholders’ equity	114,253	82,524

Total liabilities and stockholders’ equity	$460,576	$422,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)		(unaudited)
Revenues:
Processing and related services	$109,305	$90,313	$213,474	$179,922
Software, maintenance and services	7,565	9,191	16,992	18,326

Total revenues	116,870	99,504	230,466	198,248

Cost of revenues:
Processing and related services	55,887	43,339	109,024	87,964
Software, maintenance and services	4,775	6,648	9,990	12,599

Total cost of revenues	60,662	49,987	119,014	100,563

Gross margin (exclusive of depreciation)	56,208	49,517	111,452	97,685

Operating expenses:
Research and development	17,053	14,127	32,925	27,839
Selling, general and administrative	13,247	10,719	25,669	21,747
Depreciation	4,007	3,038	7,644	5,906
Restructuring charges	8	472	64	578

Total operating expenses	34,315	28,356	66,302	56,070

Operating income	21,893	21,161	45,150	41,615

Other income (expense):
Interest expense	(1,874)	(1,895)	(3,682)	(3,681)
Interest and investment income, net	1,124	5,071	2,703	10,610
Other, net	1	73	15	135

Total other	(749)	3,249	(964)	7,064

Income from continuing operations before income taxes	21,144	24,410	44,186	48,679
Income tax provision	(7,823)	(8,788)	(16,026)	(17,282)

Income from continuing operations	13,321	15,622	28,160	31,397

Discontinued operations:
Income from discontinued operations	—	—	—	—
Income tax benefit	—	—	—	269

Discontinued operations, net of tax	—	—	—	269

Net income	$13,321	$15,622	$28,160	$31,666

Basic earnings per common share:
Income from continuing operations	$0.40	$0.37	$0.85	$0.72
Discontinued operations, net of tax	—	—	—	0.01

Net income	$0.40	$0.37	$0.85	$0.73

Diluted earnings per common share:
Income from continuing operations	$0.40	$0.37	$0.85	$0.72
Discontinued operations, net of tax	—	—	—	0.01

Net income	$0.40	$0.37	$0.85	$0.73

Weighted-average shares outstanding:
Basic	33,209	41,928	33,147	43,156
Diluted	33,345	42,312	33,267	43,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)
Cash flows from operating activities:
Net income	$28,160	$31,666
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	7,644	5,906
Amortization	10,606	9,115
Restructuring charge for abandonment of facilities	—	308
Gain on short-term investments	(152)	(2,355)
Deferred income taxes	8,080	6,574
Excess tax benefit of stock-based compensation awards	(143)	(650)
Stock-based employee compensation	5,568	4,852
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	12,533	7,303
Other current and non-current assets	294	(70)
Income taxes payable/receivable	3,369	3,053
Trade accounts payable and accrued liabilities	(5,678)	(6,598)
Deferred revenue	(2,152)	1,057

Net cash provided by operating activities	68,129	60,161

Cash flows from investing activities:
Purchases of property and equipment	(9,853)	(8,424)
Purchases of short-term investments	(19,102)	(139,258)
Proceeds from sale/maturity of short-term investments	9,345	157,300
Acquisition of businesses, net of cash acquired	(39,982)	(1,400)
Acquisition of and investments in client contracts	(2,346)	(5,868)

Net cash provided by (used in) investing activities	(61,938)	2,350

Cash flows from financing activities:
Proceeds from issuance of common stock	536	1,435
Repurchase of common stock	(1,362)	(125,905)
Payments on acquired equipment financing	(34)	—
Excess tax benefit of stock-based compensation awards	143	650

Net cash used in financing activities	(717)	(123,820)

Net increase (decrease) in cash and cash equivalents	5,474	(61,309)
Cash and cash equivalents, beginning of period	123,416	240,687

Cash and cash equivalents, end of period	$128,890	$179,378

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$2,979	$2,970
Income taxes	4,565	7,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and December 31, 2007, and for the second quarter and six months ended June 30, 2008 and 2007, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC. The results of operations for the second quarter and six months ended June 30, 2008 are not necessarily indicative of the expected results for the entire year ending December 31, 2008.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the second quarter of 2008 and 2007 was $61.2 million and $48.6 million, respectively, and for the six months ended June 30, 2008 and 2007 was $121.4 million and $97.2 million, respectively.

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

Short-term Investments and Other Financial Instruments. Our financial instruments as of June 30, 2008 and December 31, 2007 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

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

As of June 30, 2008 and December 31, 2007, the fair value of our Convertible Debt Securities, based upon quoted market prices, was approximately $191 million and $201 million, respectively.

Income Taxes. We follow the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. There was not a significant change in our liability for unrecognized income tax benefits during the second quarter of 2008, and we do not anticipate a significant change within the next twelve months.

3.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).

We did not repurchase any shares under our Stock Repurchase Program during the six months ended June 30, 2008. A summary of the shares repurchased during the second quarter and six months ended June 30, 2007, under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007
Shares repurchased	1,805	4,806
Total amount paid	$47,490	$122,857
Weighted-average price per share	$26.30	$25.56

As of June 30, 2008, the shares repurchased under the Stock Repurchase Program since its inception in August 1999 totaled 28.8 million shares, at a total repurchase price of $696.5 million (a weighted-average price of $24.19 per share). As of June 30, 2008, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 1.2 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the second quarter and six months ended June 30, 2008 and 2007, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans, is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares repurchased	7	12	111	117
Total amount paid	$79	$306	$1,362	$3,048

Stock-Based Awards. A summary of our unvested restricted stock activity during the second quarter and six months ended June 30, 2008 is as follows:

	Quarter Ended June 30, 2008		Six Months Ended June 30, 2008
	Shares	Weighted- Average Grant	Shares	Weighted- Average Grant
	Date Fair Value		Date Fair Value
Unvested awards, beginning	1,721,795	$18.70	1,303,955	$23.60
Awards granted	22,900	12.36	757,400	11.81
Awards forfeited/cancelled	(22,205)	23.71	(37,205)	22.56
Awards vested	(21,000)	22.59	(322,660)	22.94

Unvested awards, ending	1,701,490	$18.50	1,701,490	$18.50

Included in the awards granted during the six months ended June 30, 2008, are Performance-Based Awards for 118,750 restricted stock shares issued to key members of management (primarily members of executive management), which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The Performance-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other unvested restricted stock shares granted during the six months ended June 30, 2008 are Time-Based Awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense of $3.0 million and $2.9 million for the second quarter of 2008 and 2007, respectively, and $5.6 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively.

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

No reconciliation of the basic and diluted EPS numerators is necessary for the second quarter and six months ended June 30, 2008 and 2007, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic common shares outstanding	33,209	41,928	33,147	43,156
Dilutive effect of stock options	23	86	23	88
Dilutive effect of unvested restricted stock	113	298	97	270
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted common shares outstanding	33,345	42,312	33,267	43,514

Potentially dilutive common shares related to stock options and unvested shares of restricted stock of 1.1 million and 0.2 million for the second quarter of 2008 and 2007, respectively, and 1.2 million and 0.3 million for the six months ended June 30, 2008 and 2007, respectively, were excluded from the computation of diluted EPS as their effect was antidilutive.

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

5.	COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$13,321	$15,622	$28,160	$31,666
Other comprehensive income (loss), net of tax, if any:
Unrealized loss on short-term investments	(27)	(12)	(16)	(16)

Comprehensive income	$13,294	$15,610	$28,144	$31,650

6.	ACQUISITIONS

DataProse, Inc. On April 30, 2008, we acquired 100% of the voting equity interests of DataProse, Inc., (“DataProse”) for $39.0 million in cash, plus $0.5 million in acquisition costs. DataProse is a privately-held provider of statement presentment and direct mail services headquartered in Oxnard, California. DataProse assists over 500 clients across the United States to market through improved billing statements and personalized direct mail. We acquired DataProse to further our objective of helping our clients maximize every customer interaction by both strengthening and broadening our portfolio of output solutions capabilities. Additionally, this acquisition allows us to diversify our client base into the utilities, financial services, and telecommunications markets, and add clients in the non-profit sectors of healthcare and higher education.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Amount
Current assets (includes cash and cash equivalents of $914)	$7,684
Fixed assets	4,699
Acquired customer relationships	7,800
Acquired other intangible assets	855
Goodwill	27,449
Other non-current assets	93

Total assets acquired	48,580

Current liabilities	(6,306)
Non-current liabilities	(2,744)

Total liabilities assumed	(9,050)

Net assets acquired	$39,530

The DataProse goodwill amount represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The weighted-average estimated lives assigned to the acquired customer relationships and acquired other intangible assets are 10-20 years and 2-5 years, respectively. Amortization expense related to these acquired intangible assets is recognized based upon the pattern in which the economic benefits of the acquired intangible assets are expected to be received. The DataProse acquired intangible assets and goodwill are deductible for income tax purposes.

The results of operations of DataProse are included in the accompanying Condensed Consolidated Statements of Income for the period subsequent to the acquisition date. Pro forma information on our historical results of operations to reflect the acquisition of DataProse is not presented as DataProse’s results of operations during prior periods are not material to our results of operations.

We are in the process of obtaining certain information that we believe is necessary to finalize the DataProse purchase accounting, including the finalization of: (i) the valuation of the acquired customer relationships and other intangible assets; and (ii) a closing balance sheet audit which may result in a working capital adjustment, and thus an adjustment of the total purchase price. As of June 30, 2008, we are not expecting the working capital adjustment for DataProse to be material and are not expecting a significant change to our preliminary purchase price allocation. We expect our purchase accounting for DataProse to be completed by the end of 2008.

Prior Year Acquisitions. In August 2007, we acquired 100% of the voting equity interests of Prairie Voice Services, Inc., which we subsequently renamed Prairie Interactive Messaging, Inc. (“Prairie”). During the six months ended June 30, 2008, we made a minor change to the estimated fair value of acquired assets as of the date of the Prairie acquisition, resulting in a $0.3 million decrease in the amount of goodwill related to the Prairie acquisition.

In addition to the cash paid at closing for prior year acquisitions, the Prairie stock purchase agreement included contingent purchase price payments (related to the achievement of certain operating criteria) of up to $6 million. The rights to the contingent purchase price payments go through December 31, 2009. As of June 30, 2008, we have not reflected the $6 million contingent purchase price payment as a liability because of the uncertainty of payment. The Prairie contingent purchase price payment will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcomes of the contingencies are determinable beyond a reasonable doubt.

In July 2007, we acquired 100% of the voting equity interests of ComTec, Inc. (“ComTec”). In March 2008, we accrued a working capital adjustment of $0.7 million upon completion of a balance sheet audit and paid the working capital adjustment in the second quarter of 2008. The working capital adjustment, along with minor changes to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition, resulted in a $0.7 million increase in the amount of goodwill related to the ComTec acquisition during the six months ended June 30, 2008.

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

In March 2006, we acquired 100% of the voting equity interests of Telution, Inc. (“Telution”). The Telution stock purchase agreement included provisions for additional purchase price payments of up to $3 million, contingent upon the signing of certain revenue arrangements with certain clients (the “Revenue Earn Outs”). In previous periods, the Revenue Earn Outs were not reflected as part of the Telution purchase price as the events related to the contingencies had not yet been resolved, nor had the outcome of the contingencies been determined beyond a reasonable doubt. In June 2008, we accrued the $3 million related to the Revenue Earnouts as we amended the Telution stock purchase agreement to remove the contingencies. The $3 million Revenue Earn Outs liability, which resulted in a $3 million increase in the amount of goodwill related to the Telution acquisition, will be paid out in four equal quarterly installments beginning in July 2008 and ending in April 2009.

7.	DEBT

Our long-term debt as of June 30, 2008 and December 31, 2007 consists of our Convertible Debt Securities. As of June 30, 2008: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders; and (ii) we are in compliance with the provisions of the bond indenture related to the Convertible Debt Securities.

We have made no borrowings on our $100 million 2004 Revolving Credit Facility. As of June 30, 2008, we: (i) are in compliance with the financial ratios and other covenants; and (ii) have $99.5 million available to us.

8.	LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2008, to include goodwill resulting from our recent acquisitions (see Note 6), were as follows (in thousands):

January 1, 2008, balance	$60,745
DataProse acquisition	27,449
Adjustments to prior acquisitions	3,401

June 30, 2008, balance	$91,595

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of June 30, 2008 and December 31, 2007, the carrying values of these assets were as follows (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$141,388	$(107,998)	$33,390	$130,348	$(98,822)	$31,526
Software	43,479	(35,322)	8,157	43,094	(34,445)	8,649

Total	$184,867	$(143,320)	$41,547	$173,442	$(133,267)	$40,175

The total amortization expense related to intangible assets for the second quarter of 2008 and 2007 was $5.3 million and $4.3 million, respectively, and for the six months ended June 30, 2008 and 2007, was $10.0 million and $8.5 million, respectively. Based on the June 30, 2008 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2008 – $15.5 million; 2009 – $9.0 million; 2010 – $8.6 million; 2011 – $7.5 million; and 2012 – $6.5 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2008, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of June 30, 2008, the indemnification liability was $2.3 million. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Condensed Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2008. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

10.	ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

SFAS 141 (revised 2007) - Business Combinations. In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) further changes the accounting treatment for certain items, including: (i) acquisition costs will be generally expensed as incurred; (ii) noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date; (iii) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; (iv) contingent consideration will be valued at fair value at the acquisition date and remeasured to fair value at each reporting date until the contingency is resolved; (v) in-process research and development (“IPR&D”) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, treated as an indefinite-lived intangible asset until completion or abandonment, and upon completion, the IPR&D asset will be amortized over its useful life; (vi) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (vii) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) also includes a substantial number of new disclosure requirements. The provisions of SFAS 141(R) are effective for us for all business combinations for which the acquisition date is on or after January 1, 2009, with early adoption prohibited.

FASB Staff Position No. APB 14-a - Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which would include our Convertible Debt Securities, are not addressed by paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, and requires that instruments within its scope be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. The FSP also requires that discounts on the liability component of instruments within its scope be amortized using the interest method over the expected life of a similar liability that does not have an associated equity component (considering the effects of prepayment features other than the conversion option).

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

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP provides guidance on the calculation of earnings per share under SFAS No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. Under the FSP’s guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to SFAS 128’s two-class method. Since the unvested restricted stock awards under our stock incentive plans contain nonforfeitable rights to cash dividends, we have concluded that this FSP will have an impact on our earnings per share calculation, but the negative impact is not expected to be significant. This FSP is effective for our consolidated financial statements that will be included in our March 31, 2009 Form 10-Q, and all prior period earnings per share data presented will have to be adjusted retroactively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.

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

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined within Part II Item 1A., “Risk Factors”. Item 1A. constitutes an integral part of this report, and readers are strongly encouraged to review this section closely in conjunction with MD&A.

Management Overview of Quarterly Results

Our Company. We are a leading provider of outsourced solutions that facilitate customer interaction management on the behalf of our clients, generating a large percentage of our revenues from the North American cable and Direct Broadcast satellite (“DBS”) industries. Our solutions also support an increasing number of other industries such as financial services, utilities, telecommunications, and home security.

Our solutions manage key customer interactions such as set-up and activation of customer accounts, sales support and marketing, order processing, invoice calculation (i.e., customer billing), production and mailing of monthly customer invoices, management reporting, electronic presentment and payment of invoices, automated and interactive messaging, and deployment and management of the client’s field technicians to the customer’s home. Our combination of solutions, services, and expertise ensures that our clients can rapidly launch new service offerings, improve operational efficiencies, and deliver a high-quality customer experience in a competitive and ever-changing marketplace.

The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a fewer number of services providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately two-thirds of our revenues being generated from our four largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), Time Warner Inc. (“Time Warner”), and Charter Communications (“Charter”).

Impact of DataProse Acquisition. On April 30, 2008, we acquired DataProse, Inc. (“DataProse”), which is discussed in greater detail in Note 6 to our Financial Statements. For the second quarter of 2008, DataProse contributed approximately $3.5 million of revenue and was slightly dilutive to our results of operations for the quarter. For the full year 2008, DataProse is expected to contribute approximately $15 million of revenue and have a slightly dilutive impact to our results of operations.

Second Quarter Highlights. A summary of our results of operations for the second quarter of 2008 is as follows:

•

Our revenues for the second quarter of 2008 were $116.9 million, up 17.5% when compared to $99.5 million for the same period in 2007, and up 2.9% when compared to $113.6 million for the first quarter of 2008.

•

The year-over-year increase in revenues is primarily due to the additional revenues generated from the businesses we have acquired over the past twelve months; ComTec, Inc. (“ComTec”) in July 2007, Prairie Interactive Messaging, Inc. (“Prairie”) in August 2007, and DataProse in April 2008 (collectively, the “Acquired Businesses”), with the remaining portion of the increase related to organic growth factors.

•	The increase in revenues between sequential quarters is related primarily to the acquisition of DataProse in April 2008, discussed above.

•

Our operating expenses for the second quarter of 2008 were $95.0 million, up 21.2% when compared to $78.3 million for the same period in 2007, and up 5.1% when compared to $90.3 million for the first quarter of 2008.

•	The year-over-year increase in operating expense relates primarily to the impact of the Acquired Businesses.

•	The increase in operating expense between sequential quarters is primarily due to the acquisition of DataProse in April 2008, discussed above.

•

Operating income for the second quarter of 2008 was $21.9 million, or 18.7% of total revenues, compared to $21.2 million, or 21.3% of total revenues for the second quarter of 2007. The decrease in operating margin between years is primarily due to the impact of the Acquired Businesses.

•

Other income (expense) for the second quarter of 2008 was $(0.8) million, down $4.0 million from $3.2 million for the second quarter of 2007, and down $0.6 million from $(0.2) million for the first quarter of 2008. The year-over-year decrease is a result of lower interest and investment income primarily due to a significant decrease in our cash and short-term investment balances between years, as a result of our stock repurchase activity in 2007 and the purchases of the Acquired Businesses, and a decrease in the overall rate of return realized on investments between years due to a deterioration in the interest rate environment.

•

Our diluted earnings per common share for the second quarter of 2008 was $0.40, an increase of 8.1% when compared to $0.37 per diluted share for the second quarter of 2007, and a decrease of 11.1% when compared to $0.45 per diluted share for the first quarter of 2008.

•

The year-over-year increase in our diluted earnings per common share, despite the decrease in net income between periods as a result of the $4.0 million drop in other income (expense) discussed above, is primarily due to a decrease of approximately 21% in diluted shares outstanding as a result of significant share repurchases made under our stock repurchase program during the second half of 2007.

•	The sequential quarterly decrease in our diluted earnings per common share is a result of our lower operating margin for the second quarter of 2008 when compared to the first quarter of 2008.

•

Net income for the second quarter of 2008 includes non-cash charges related to depreciation, amortization of intangible assets, and stock-based compensation expense totaling $12.2 million (pretax impact), or $0.24 per diluted share impact, as compared to non-cash charges for the second quarter of 2007 of $10.2 million (pretax impact), or $0.15 per diluted share.

•

We continue to generate strong cash flows from operations. As of June 30, 2008, we had cash, cash equivalents, and short-term investments of $148.2 million, as compared to $146.6 million as of March 31, 2008, and $132.8 million as of December 31, 2007.

Cash flows from operating activities for the second quarter of 2008 were $47.3 million, compared to $24.5 million for the second quarter of 2007, and $20.9 million for the first quarter of 2008, with the fluctuations between periods related primarily to changes in trade accounts receivables. See the “Liquidity” section below for further discussion.

Other key matters were as follows:

•

In July 2008, we entered into a restated and amended Master Subscriber Management System Agreement with Comcast that extends our contractual relationship with Comcast through December 31, 2012. See our Significant Client Relationships Section below for further discussion.

•	Our current processing agreement with DISH runs through December 31, 2008. See our Significant Client Relationships Section below for further discussion.

•	During the second quarter of 2008, we invested $17.1 million, or 14.6% of our revenues, in research and development (“R&D”) activities.

•	Total customer accounts processed on our systems as of June 30, 2008 were 45.4 million, relatively consistent when compared to 45.1 million as of June 30, 2007, and 45.6 million as of March 31, 2008.

Significant Client Relationships

Client Concentration. Approximately two-thirds of our total revenues are generated from our four largest clients, which include Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for the second quarter of 2008, the first quarter of 2008, and the second quarter of 2007:

	Quarter Ended
	June 30, 2008	March 31, 2008	June 30, 2007
Comcast (1)	27%	27%	28%
DISH (1)	18%	19%	21%
Time Warner	14%	13%	13%
Charter	8%	8%	9%

(1)	The slight decrease in our percentage of revenues generated from Comcast and DISH for the first and second quarters of 2008 when compared to the second quarter of 2007, is primarily due to greater revenue diversification resulting from our acquisitions over the past twelve months.

As of June 30, 2008, December 31, 2007, and June 30, 2007, the percentages of net billed accounts receivable balances attributable to our largest clients were as follows:

	As of
	June 30, 2008	December 31, 2007	June 30, 2007
Comcast	34%	32%	31%
DISH	20%	22%	21%
Time Warner	12%	11%	9%
Charter	10%	9%	11%

Comcast. On July 10, 2008, we entered into a restated and amended Master Subscriber Management System Agreement (the “Agreement”) with Comcast. Our previous contract with Comcast was scheduled to expire December 31, 2008. The Agreement is effective beginning July 1, 2008 and runs through December 31, 2012. The expected scope of the products and services to be utilized under the new Agreement is consistent with our previous Comcast contract and provides Comcast the option to expand its utilization of certain of our products and services not fully deployed in all of the Comcast markets we currently serve, or across Comcast’s entire enterprise.

The fees to be generated under the Agreement will be based on monthly charges for processing and related services per Comcast customer account, and various other ancillary services based on actual usage. The per unit fees are subject to annual inflationary price escalators. The Agreement includes various volume-based pricing incentives. When compared to the previous contract, there is a price reduction at several of the higher volume tiers, which in effect, reduces the fees we will be receiving for such services at Comcast’s current customer account levels.

The Agreement contains certain financial commitments associated with the number of Comcast customer accounts that are to be processed on our systems, with such commitments decreasing over the life of the Agreement, beginning in 2009. The Agreement provides Comcast with the flexibility to either add or remove customer accounts from our systems with sufficient written notification. However, if Comcast chooses to process fewer customer accounts on our systems than the committed amounts, the monthly fees to be paid by Comcast will be based on the higher number of committed customer accounts for the applicable billing period.

Consistent with the structure of the previous Comcast contract, the new Agreement contains certain rights and obligations of both parties relating to the following: (i) the termination of the Agreement under certain conditions; (ii) various service level commitments; and (iii) remedies and limitation on liabilities associated with specified breaches of contractual obligations.

We have a $6 million Comcast client contract intangible asset that was previously being amortized as a contra revenue charge through December 31, 2008. As a result of the extension in the life of our contractual arrangement with Comcast, the amortization of the remaining $6 million will be extended through the end of the new contractual period of December 31, 2012. Beginning July 1, 2008, the amortization of the Comcast client contract intangible asset will be $0.1 million per month, compared to the previous $1.0 million per month, which will result in an approximate $5 million reduction in contra revenue amortization in the second half of 2008, when compared to the first half of 2008. The reduction in contra revenue amortization will primarily offset the expected decrease in recurring monthly processing fees that we will be receiving from Comcast, as mentioned above.

A copy of the Agreement, with confidential information redacted, will be included as an exhibit to our Form 10-Q for the quarter ended September 30, 2008. We encourage readers to review this document, when available, for additional details.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cost of processing and related services	$872	$858	$1,675	$1,451
Cost of software, maintenance and services	169	186	328	334
Research and development	449	313	785	499
Selling, general and administrative	1,492	1,448	2,780	2,496
Restructuring	—	72	—	72

Total stock-based compensation expense	$2,982	$2,877	$5,568	$4,852

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

Results of Operations

Total Revenues. Total revenues for the: (i) second quarter of 2008 increased $17.4 million, or 17.5% to $116.9 million, from $99.5 million for the second quarter of 2007; and (ii) six months ended June 30, 2008 increased $32.3 million, or 16.3% to $230.5 million, from $198.2 million for the six months ended June 30, 2007. The increase in revenues between periods relates primarily to the Acquired Businesses. The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) second quarter of 2008 increased $19.0 million or 21.0% to $109.3 million, from $90.3 million for the second quarter of 2007; and (ii) six months ended June 30, 2008 increased $33.6 million or 18.7% to $213.5 million, from $179.9 million for the six months ended June 30, 2007. The increase in processing and related services revenues between periods is primarily due to: (i) revenues generated from the Acquired Businesses, as all of their revenues fall within this revenue classification; and to a much lesser degree, (ii) organic growth resulting from increased utilization of new and existing products and services by our clients, to include such things as higher usage of marketing services and various ancillary customer care solutions.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets (reflected as a reduction of processing and related services revenues) for the: (i) second quarter of 2008 and 2007 was $3.6 million; and (ii) six months ended June 30, 2008 and 2007 was $7.2 million. Going forward, our amortization expense related to the Comcast client contract intangible asset will decrease, as noted above. See the Significant Client Relationship section for further details.

•	Total customer accounts processed on our systems as of June 30, 2008 were 45.4 million, relatively consistent when compared to 45.1 million as of June 30, 2007, and 45.6 million as March 31, 2008.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) second quarter of 2008 decreased $1.6 million, or 17.7% to $7.6 million, from $9.2 million for the second quarter of 2007; and (ii) six months ended June 30, 2008 decreased $1.3 million or 7.3% to $17.0 million, from $18.3 million, for the six months ended June 30, 2007. The decrease in software, maintenance and services revenues between periods is a primarily a result of lower professional services revenues in the second quarter of 2008 due to the timing and type of work on several projects when compared to the prior year period.

Cost of Revenues. See our 2007 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) second quarter of 2008 increased $12.6 million, or 29.0% to $55.9 million, from $43.3 million for the second quarter of 2007; and (ii) six months ended June 30, 2008 increased $21.0 million, or 23.9% to $109.0 million, from $88.0 million for the six months ended June 30, 2007. The increase between periods is primarily due to: (i) cost of revenues related to the Acquired Businesses, as all of their cost of revenues fall within this expense classification; and to a much lesser degree, (ii) an increase in variable costs related to the delivery of products and services (e.g., data processing, print costs, etc.), which directly correlate with the increase in revenues related to these products and services.

The gross margin percentage for processing and related services was: (i) 48.9% for the second quarter of 2008 compared to 52.0% for the second quarter of 2007; and (ii) 48.9% for the six months ended June 30, 2008 compared to 51.1% for the six months ended June 30, 2007. The decrease in gross margin percentages between periods is primarily due to the impact of the Acquired Businesses. The Acquired Businesses currently operate at a lower gross margin percentage level than our historical business operations.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) second quarter of 2008 decreased $1.9 million, or 28.2% to $4.8 million, from $6.7 million for the second quarter of 2007; and (ii) six months ended June 30, 2008 decreased $2.6 million, or 20.7% to $10.0 million, from $12.6 million for the six months ended June 30, 2007. The decrease between periods is primarily due to a reduction in personnel assigned internally to software maintenance projects, and alternatively assigned to R&D projects.

The gross margin percentage for software, maintenance and services was: (i) 36.9% for the second quarter of 2008, as compared to 27.7% for the second quarter of 2007; and (ii) 41.2% for the six months ended June 30, 2008, as compared to 31.3% for the six months ended June 30, 2007. The increase in gross margin percentage is primarily attributed to: (i) a decrease in personnel assigned internally to software maintenance projects, and alternatively assigned to R&D projects; and (ii) the change in mix of revenues between periods. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our software and maintenance, professional services, and overall gross margins, will likely occur between periods.

Gross Margin (Exclusive of Depreciation). The overall gross margin percentage (exclusive of depreciation) for the: (i) second quarter of 2008 was 48.1%, compared to 49.8% for the second quarter of 2007; and (ii) six months ended June 30, 2008 was 48.4%, compared to 49.3% for the six months ended June 30, 2007. The changes in the overall gross margin percentages between periods is primarily due to the impact of the Acquired Businesses.

R&D Expense. R&D expense for the: (i) second quarter of 2008 increased $3.0 million or 20.7% to $17.1 million, from $14.1 million for the second quarter of 2007; and (ii) six months ended June 30, 2008 increased $5.1 million, or 18.3% to $32.9 million, from $27.8 million for the six months ended June 30, 2007. The increase between periods is primarily due to an increase in personnel on R&D projects, reflective of our increased focus on product development and enhancement efforts. As a percentage of total revenues, R&D expense was 14.6% for the second quarter of 2008, compared to 14.2% for the second quarter of 2007, and 14.0% for the first quarter of 2008. We did not capitalize any internal software development costs during the quarter or six months ended June 30, 2008 and 2007.

Our R&D efforts have been focused on the continued evolution of our products, both functionally and architecturally, in response to market demands that our products have certain functional features and capabilities, as well as architectural flexibilities (such as service oriented architecture, or SOA). This product evolution will result in the modularization of certain product functionality that historically has been tightly integrated within our product suite, which will allow us to respond more quickly to required changes to our products and provide greater interoperability with other computer systems. Although our primary value proposition to our clients will continue to be the breadth and depth of our integrated solutions, these R&D efforts will also allow us to separate certain product components so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, including the use of certain products across non-CSG customer care and billing systems.

At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. In the near term, we expect that the percentage of our total revenues spent on R&D to be relatively consistent with the first half of 2008, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) second quarter of 2008 increased $2.5 million, or 23.6% to $13.2 million, from $10.7 million for the second quarter of 2007; and (ii) six months ended June 30, 2008 increased $4.0 million, or 18.0% to $25.7 million, from $21.7 million for the six months ended June 30, 2007. The increase in SG&A expense is primarily due to the impact of the Acquired Businesses. As a percentage of total revenues, SG&A expense was 11.3% for the second quarter of 2008, compared to 10.8% for the second quarter of 2007.

Depreciation Expense. Depreciation expense for the: (i) second quarter of 2008 increased $1.0 million, or 31.9% to $4.0 million, compared to $3.0 million for the second quarter of 2007; and (ii) six months ended June 30, 2008 increased $1.7 million, or 29.4% to $7.6 million, compared to $5.9 million for the six months ended June 30, 2007. The increase in depreciation expense is primarily due to the increased capital expenditures made over the past year, to include the acquired property and equipment from our acquisition activities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Operating Income. Operating income for the: (i) second quarter of 2008 was $21.9 million, or 18.7% of total revenues, compared to $21.2 million, or 21.3% of total revenues for the second quarter of 2007; and (ii) six months ended June 30, 2008 was $45.2 million or 19.6% of total revenues, compared to $41.6 million, or 21.0% of total revenues for the six months ended June 30, 2007. The decrease in operating income margin between years is primarily due to the impact of the Acquired Businesses.

At this time, we expect our operating income margin to trend down over the remainder of the year, with our full year 2008 operating margin expected to be approximately 18%. The decrease in our expected operating income margin for the remainder of 2008 is primarily due to: (i) an expected upward trend in expenses primarily as a result of annual employee wage increases which will occur early in the third quarter; (ii) our commitment to further advance our products and solutions through continued R&D and support efforts; and (iii) the expected effect of the DataProse acquisition on a GAAP basis.

Total non-cash charges related to depreciation, amortization of intangible assets, and stock-based compensation expense included in the determination of operating income for the: (i) second quarter of 2008 and 2007 were $12.2 million and $10.2 million, respectively; and (ii) six months ended June 30, 2008 and 2007 were $23.2 million and $19.3 million, respectively.

Interest and Investment Income, net. Interest and investment income for the: (i) second quarter of 2008 decreased $4.0 million, to $1.1 million, from $5.1 million for the second quarter of 2007; and (ii) six months ended June 30, decreased $7.9 million, to $2.7 million, from $10.6 million. The decrease is primarily due to the following: (i) a significant decrease in our cash and short-term investment balances between years primarily due to our stock repurchase activity in 2007, and to a lesser degree, the purchase of the Acquired Businesses; and (ii) a decrease in the overall rate of return realized on investments between periods due to a deterioration in the interest rate environment.

As discussed in Note 10 to the Financial Statements, we will be required to adopt FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” effective January 1, 2009. The adoption of this FSP will impact how we account for our Convertible Debt Securities, which among other things, will increase the amount of interest expense related to our Convertible Debt Securities. We are currently in the process of quantifying the impact of this FSP. However, we expect the adoption of this FSP will significantly increase our interest expense, and thus, have a material impact on our results of operations. This FSP is not expected to have an impact on our cash flows as the recognition of the additional interest expense will be a non-cash expense.

Income Tax Provision. The effective income tax rates for the second quarter and six months ended June, 30, 2008 and 2007 are as follows:

Quarter Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
37%	36%	36%	36%

At this time, we estimate that our overall effective income tax rate for the full year 2008 will range between 35% and 36%.

As of June 30, 2008, our $11.4 million of net deferred income tax assets represented 2.5% of total assets. We continue to believe that sufficient taxable income will be generated in the future in order to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Liquidity

Cash and Liquidity

As of June 30, 2008 our principal sources of liquidity included cash, cash equivalents, and short-term investments of $148.2 million, compared to $146.6 million as of March 31, 2008 and to $132.8 million as of December 31, 2007. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. We have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of June 30, 2008, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had $99.5 million available to us.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization of intangible assets, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2007 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2007:
March 31 (1)	$27,199	$8,464	$35,663
June 30	28,217	(3,719)	24,498
September 30 (2)	28,404	7,266	35,670
December 31 (3)	30,355	(10,807)	19,548
2008:
March 31 (4)	31,538	(10,686)	20,852
June 30 (5)	28,225	19,052	47,277

(1)	Cash flows from operating activities for the first quarter of 2007 were positively impacted by approximately $10 million as we received an additional monthly processing invoice payment from a key client before quarter end. As a result, we received four monthly processing invoice payments from this key client during the first quarter of 2007, as compared to three monthly processing invoice payments in a typical quarter.

(2)	Cash flows from operating activities for the third quarter of 2007 were positively impacted by normal timing changes in certain operating assets and liabilities for the quarter.

(3)	Cash flows from operating activities for the fourth quarter of 2007 were negatively impacted by normal changes in operating assets and liabilities, primarily related to the timing of payments for accrued payables and the collections on outstanding accounts receivable at quarter end.

(4)	Cash flows from operating activities for the first quarter of 2008 were negatively impacted by approximately $10 million as the result of a delay in the receipt of a monthly processing invoice payment from a key client. This payment was received during the first week of April 2008. As a result, we received two monthly processing invoice payments from this key client during the first quarter of 2008, as compared to three monthly processing invoice payments in a typical quarter.

(5)	Cash flows from operating activities for the second quarter of 2008 were positively impacted by the decrease in accounts receivable, to include the receipt of the delayed first quarter key client payment of $10 million referenced above, which resulted in the payment of four monthly invoices by this key client in the second quarter.

We believe the table presented above demonstrates our ability to consistently generate strong cash flows and the importance of managing our operating assets and liabilities. As the table above illustrates, the operations portion of our cash flows from operating activities remains relatively consistent between periods. The variations in our net cash provided by operating activities are primarily the result of the changes in our operating assets and liabilities related to our operations, and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between June 30, 2008 and December 31, 2007 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated periods, and our DBO for the quarters then ended, are as follows (in thousands, except DBO):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2007:
March 31	$104,677	$(1,577)	$103,100	63
June 30	104,254	(1,619)	102,635	61
September 30 (1)	111,541	(1,589)	109,952	60
December 31(2)	115,619	(1,487)	114,132	59
2008:
March 31 (3)	126,062	(1,476)	124,586	59
June 30 (4)	107,226	(1,557)	105,669	59

(1)	The $7 million increase in gross and net billed trade accounts receivable at September 30, 2007 is primarily due to the acquisitions of the ComTec and Prairie businesses.

(2)	The $4 million increase in gross and net billed trade accounts receivable at December 31, 2007 is primarily due to the timing of client payments at quarter end.

(3)	The $10 million increase in gross and net billed trade accounts receivable at March 31, 2008 is primarily due to a delay in the receipt of a monthly processing invoice payment from a key client. This payment was received during the first week of April 2008.

(4)	The $19 million decrease in gross and net billed trade accounts receivable at June 30, 2008 is primarily due to: (i) the receipt of a delayed first quarter key client payment of approximately $10 million in April, discussed above; and (ii) normal fluctuations in the timing of payments from other clients.

Deferred Income Taxes

The net decrease of $8.7 million in total deferred income tax assets from $20.1 million as of December 31, 2007 to $11.4 million as of June 30, 2008 primarily relates to: (i) the timing differences for depreciable and amortizable assets; (ii) the utilization of net operating loss (NOL) carryforwards; and (iii) the increase in deferred tax liabilities related to our Convertible Debt Securities.

Accrued Employee Compensation

Accrued employee compensation decreased $4.7 million, from $21.0 million as of December 31, 2007 to $16.3 million as of June 30, 2008 primarily as a result of the payment of the 2007 management bonuses in March 2008.

Income Taxes Payable

The $3.4 million of cash flows from operating activities related to income taxes payable/receivable for the six months ended June 30, 2008 is primarily due to the timing of our estimated Federal and state income tax payments.

Other Current and Non-Current Liabilities

Other current and non-current liabilities increased $6.5 million, from $11.5 million as of December 31, 2007 to $18.0 million as of June 30, 2008 primarily as a result of: (i) a $3.0 million accrual related to the Telution revenue earnout; and (ii) the assumption of $3.8 million of capital lease obligations from the DataProse acquisition in April 2008. See Note 6 to the Financial Statements for further discussion regarding these items.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. During the six months ended June 30, 2008 our cash flows from investing activities also included the acquisition of DataProse, discussed above.

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, cash equivalents or short-term investments to limit our exposure to market risks. These cash equivalents and short-term investments are readily convertible back into cash. During the six months ended June 30, 2008, we purchased $19.1 million and sold (or had mature) $9.3 million of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the six months ended June 30, 2008 and 2007 for property and equipment, and investments in client contracts, excluding the impact of any acquired property and equipment and client contracts assumed at the date of acquisition, were as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Property and equipment	$9,853	$8,424
Client contracts	2,346	5,868

The property and equipment expenditures during the first six months of 2008 consisted principally of computer hardware and related equipment, statement production equipment, and facilities and internal infrastructure items.

The investments in client contracts for the first six months of 2008 and 2007 relate primarily to client incentive payments ($1.2 million and $5.1 million respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($1.1 million and $0.8 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock.

Repurchase of Common Stock. During the first six months of 2007, we repurchased 4.8 million shares of our common stock under the guidelines of the Stock Repurchase Program for $122.9 million. We made no comparable share repurchases during the first six months of 2008. In addition, outside of the Stock Repurchase Program, during the first six months of 2008 and 2007, we repurchased from our employees and then cancelled approximately 111,000 shares and 117,000 shares of our common stock for $1.4 million and $3.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

As of June 30, 2008, we had $148.2 million of cash and short-term investments available to fund our operations, and we expect to generate material amounts of additional cash during the remainder of 2008. The following are the key items to consider in assessing our sources and uses of capital resources:

•

Acquisitions. On April 30, 2008, we acquired 100% of the voting equity interests of DataProse, a privately-held provider of statement processing and direct mail services headquartered in Oxnard, California for $38.1 million in net cash at close. The acquisition was funded from currently available cash.

As discussed in Note 6 to the Financial Statements, we have contingent purchase price payments open as of June 30, 2008 related to our August 2007 acquisition of Prairie. The rights to the contingent purchase price payments of up to $6 million go through December 31, 2009, and relate to the achievement of certain operating criteria. In addition, during the second quarter of 2008, we accrued a liability for $3 million related to contingent purchase price payments (related to revenue earn outs) associated with the March 2006 acquisition of Telution. The $3 million will be paid out in four equal quarterly installments beginning in July 2008 and ending in April 2009.

•

Stock Repurchase Program. As of June 30, 2008, we have 1.2 million remaining shares authorized for repurchase under the Stock Repurchase Program. During the six months ended June 30, 2008, we have not repurchased any shares of our common stock under our Stock Repurchase Program.

•

Purchases of Property and Equipment. During the six months ended June 30, 2008, we spent $9.9 million on property and equipment. At this time, we expect our full year 2008 capital expenditures to be approximately $20 million to $25 million. As of June 30, 2008, we have made no significant capital expenditure commitments.

•

Convertible Debt Securities. Our Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. Refer to our 2007 10-K for additional disclosures related to the Convertible Debt Securities, to include the call and put features beginning in June 2011, and the contingent conversion features under which the holders of the Convertible Debt Securities can convert their securities. As of June 30, 2008, none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

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

•

2004 Revolving Credit Facility. As of June 30, 2008, we had made no borrowings under the 2004 Revolving Credit Facility. Refer to our 2007 10-K for additional disclosures related to the 2004 Revolving Credit Facility, to include the requirement to maintain certain financial ratios and the interest rates for borrowings. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This commitment fee rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of June 30, 2008, the commitment fee rate was 37.5 basis points per annum, resulting in minimum commitment fee payments totaling $0.4 million per year. The 2004 Revolving Credit Facility expires in September 2009. As of June 30, 2008, due to an outstanding irrevocable letter of credit of $0.5 million, we had $99.5 million of the 2004 Revolving Credit Facility available to us.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the six months ended June 30, 2008, was 9.14:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of June 30, 2008, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of June 30, 2008, and December 31, 2007 were $128.9 million and $123.4 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2008 and December 31, 2007 were $19.3 million and $9.4 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately two-thirds of our revenues being generated from our four largest clients, which are (in order of size) Comcast, DISH, Time Warner, and Charter. See the Significant Client Relationships section of MD&A in this Form 10-Q and in the 2007 Form 10-K for key renewal dates and a brief summary of our business relationship with these clients.

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

Historically, a substantial percentage of our total revenues have been generated from our core outsourced processing product, ACP, and related products and services. These products and services are expected to continue to provide a large percentage of our total revenues in the foreseeable future. Any significant reduction in demand for ACP and related products and services could have a material adverse effect on our financial condition and results of operations.

We May Not Be Able to Respond to Rapid Technological Changes.

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

Our Business is Dependent on the North American Cable and DBS Industries.

We have historically generated a significant portion of our revenues by providing products and services to clients in the North American cable and DBS industries. A decrease in the number of customers served by our clients, an adverse change in the economic condition of these industries, and/or changing consumer demand for services could have a material adverse effect on our results of operations. Additionally, a significant portion of our historical growth has come from our support of clients’ expansion into new lines of business, such as high-speed Internet and VoIP. There can be no assurance that our current and potential clients will be successful in expanding into new segments of the converging North American communications industry. Even if major forays into new markets by our current or potential clients are successful, we may be unable to meet the special billing and customer interaction management needs of those markets.

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

The Consolidation of the North American Cable and DBS Industries May Have a Material Adverse Effect on Our Results of Operations.

The North American cable and DBS industries may continue to be subject to significant ownership changes. One facet of these changes is that consolidation by and among our core client base, the cable and DBS providers, as well as new entrants such as the traditional wireline and wireless carriers, will decrease the potential number of buyers for our products and services. Should these consolidations result in a concentration of customer accounts being owned by companies with whom we do not have a relationship, or with whom competitors are entrenched, we could be subject to the risk that subscribers will be moved off of our systems and onto a competitor’s system, thereby having a material adverse effect on our results of operations. Furthermore, movement of our clients’ customers from our systems to a competitor’s system as a result of regionalization strategies by our clients could have a material adverse affect on our operations. Finally, as the result of the consolidations, our current and potential clients may choose to use their size and scale to exercise more severe pressure on pricing negotiations.

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

We May Incur Additional Material Restructuring Charges in the Future.

In the past, we have recorded restructuring charges related to involuntary employee terminations, various facility abandonments, and various other restructuring activities. The accounting for facility abandonments requires highly subjective judgments in determining the proper accounting treatment for such matters. We continually evaluate our assumptions, and adjust the related restructuring reserves based on the revised assumptions at that time. Moreover, we continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce and operating facilities. As a result, there is a risk that we may incur additional material restructuring charges in the future.

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

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; and (iv) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve revenue targets; (b) the inability to achieve certain operating goals and synergies; (c) charges related to purchased in-process R&D projects; (d) costs incurred to exit current or acquired contracts or activities; (e) costs incurred to service any acquisition debt; and (f) the amortization or impairment of intangible assets.

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

Our products and services are generally delivered through a variety of computing environments operated by us, which we will collectively refer to herein as “Systems.” We provide such computing environments through both outsourced arrangements, such as our current data processing arrangement with FDC, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our products and services are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the availability and uncompromised security of our Networks and Systems to conduct their business operations.

Our Networks and Systems are subject to the risk of an extended interruption or outage due to many factors such as: (i) planned changes to our Systems and Networks for such things as scheduled maintenance and technology upgrades, or migrations to other technologies, service providers, or physical location of hardware; (ii) human and machine error; (iii) acts of nature; and (iv) intentional, unauthorized attacks from computer “hackers.” In addition, we continue to expand our use of the Internet with our product offerings thereby permitting, for example, our clients’ customers to use the Internet to review account balances, order services or execute similar account management functions. Allowing access to our Networks and Systems via the Internet has the potential to increase their vulnerability to unauthorized access and corruption, as well as increasing the dependency of our Systems’ reliability on the availability and performance of the Internet and end users’ infrastructure they obtain through other third party providers.

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

The following table presents information with respect to purchases of company common stock made during the second quarter of 2008 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
April 1 – April 30	1,581	$11.58	—	1,204,096
May 1 – May 31	2,931	12.60	—	1,204,096
June 1 – June 30	2,155	11.16	—	1,204,096

Total	6,667	$11.89	—

[1]	Our Board of Directors have authorized us to repurchase up to 30 million shares of our common stock under the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date.

[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The 2008 annual meeting of stockholders of CSG Systems International, Inc. (the “Annual Meeting”) was held on May 20, 2008.

(b)	The following persons were elected as directors at the Annual Meeting:

Class II (expiring in 2011)

Ronald H. Cooper

Bernard W. Reznicek

Donald V. Smith

The following directors’ term of office continued after the Annual Meeting:

Peter E. Kalan

Frank V. Sica

James A. Unruh

Edward C. Nafus

Janice I. Obuchowski

Donald B. Reed

(c)	Votes were cast or withheld at the Annual Meeting as follows:

(i)	Election of directors:

Director	For	Withheld
Ronald H. Cooper	29,121,622	476,653
Bernard W. Reznicek	28,916,923	681,352
Donald V. Smith	29,128,439	469,836

(ii)	Ratification of appointment of independent auditor for 2008:

For	Against	Abstain	Non votes
29,536,650	52,980	8,645	—

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2008

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan Chief Executive Officer and President (Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.20I*	Thirteenth Amendment to CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.46	Restated Employment Agreement with Robert M. Scott, dated May 29, 2008

10.47	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.48	Restated Employment Agreement with Peter E. Kalan, dated May 29, 2008

10.49	Restated Employment Agreement with Joseph T. Ruble, dated May 29, 2008

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.