Form 10-Q
period 2008-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2008-11-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Shares of common stock outstanding at October 31, 2008: 34,990,186

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended September 30, 2008

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,983	$123,416
Short-term investments	44,766	9,416

Total cash, cash equivalents and short-term investments	164,749	132,832
Trade accounts receivable-
Billed, net of allowance of $1,594 and $1,487	107,896	114,132
Unbilled and other	8,003	6,038
Deferred income taxes	11,063	10,657
Income taxes receivable	1,138	2,128
Other current assets	5,452	6,399

Total current assets	298,301	272,186
Property and equipment, net of depreciation of $79,564 and $69,565	45,066	32,656
Software, net of amortization of $35,812 and $34,445	8,134	8,649
Goodwill	91,965	60,745
Client contracts, net of amortization of $110,331 and $98,822	32,396	31,526
Deferred income taxes	—	9,453
Other assets	7,573	7,173

Total assets	$483,435	$422,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$29,128	$26,657
Trade accounts payable	20,403	18,429
Accrued employee compensation	21,974	21,042
Deferred revenue	14,034	17,480
Other current liabilities	11,563	7,595

Total current liabilities	97,102	91,203

Non-current liabilities:
Long-term debt	230,000	230,000
Deferred revenue	9,039	9,790
Income taxes payable	4,232	4,918
Deferred income taxes	6,907	—
Other non-current liabilities	4,883	3,953

Total non-current liabilities	255,061	248,661

Total liabilities	352,163	339,864

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 34,980,756 and 34,275,280 shares outstanding	629	622
Additional paid-in capital	356,765	350,272
Treasury stock, at cost, 27,956,808 and 27,956,808 shares	(667,858)	(667,858)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(73)	15
Unrecognized pension plan losses and prior service costs, net of tax	—	(435)
Accumulated earnings	441,809	399,908

Total stockholders’ equity	131,272	82,524

Total liabilities and stockholders’ equity	$483,435	$422,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)		(unaudited)
Revenues:
Processing and related services	$110,582	$97,769	$324,056	$277,691
Software, maintenance and services	7,398	9,792	24,390	28,118

Total revenues	117,980	107,561	348,446	305,809

Cost of revenues:
Processing and related services	58,458	50,607	167,482	138,571
Software, maintenance and services	4,448	6,016	14,438	18,615

Total cost of revenues	62,906	56,623	181,920	157,186

Gross margin (exclusive of depreciation, shown separately below)	55,074	50,938	166,526	148,623

Operating expenses:
Research and development	16,750	15,415	49,675	43,254
Selling, general and administrative	12,717	10,566	38,386	32,313
Depreciation	4,469	3,422	12,113	9,328
Restructuring charges	7	(33)	71	545

Total operating expenses	33,943	29,370	100,245	85,440

Operating income	21,131	21,568	66,281	63,183

Other income (expense):
Interest expense	(1,995)	(1,684)	(5,677)	(5,365)
Interest and investment income, net	1,193	3,707	3,896	14,317
Other, net	2	(2)	17	133

Total other	(800)	2,021	(1,764)	9,085

Income from continuing operations before income taxes	20,331	23,589	64,517	72,268
Income tax provision	(6,913)	(8,387)	(22,939)	(25,669)

Income from continuing operations	13,418	15,202	41,578	46,599

Discontinued operations:
Income from discontinued operations	—	—	—	—
Income tax benefit	323	—	323	269

Discontinued operations, net of tax	323	—	323	269

Net income	$13,741	$15,202	$41,901	$46,868

Basic earnings per common share:
Income from continuing operations	$0.40	$0.39	$1.25	$1.12
Discontinued operations, net of tax	0.01	—	0.01	0.01

Net income	$0.41	$0.39	$1.26	$1.13

Diluted earnings per common share:
Income from continuing operations	$0.40	$0.39	$1.24	$1.11
Discontinued operations, net of tax	0.01	—	0.01	0.01

Net income	$0.41	$0.39	$1.25	$1.12

Weighted-average shares outstanding:
Basic	33,281	38,587	33,191	41,633
Diluted	33,673	38,969	33,402	41,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)
Cash flows from operating activities:
Net income	$41,901	$46,868
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	12,113	9,328
Amortization	13,692	13,967
Restructuring charge for abandonment of facilities	—	308
Gain on short-term investments and other	(969)	(3,061)
Deferred income taxes	15,094	9,154
Excess tax benefit of stock-based compensation awards	(236)	(870)
Stock-based employee compensation	8,608	8,126
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	9,649	7,310
Other current and non-current assets	706	1,200
Income taxes payable/receivable	(941)	5,385
Trade accounts payable and accrued liabilities	637	(478)
Deferred revenue	(4,566)	(1,406)

Net cash provided by operating activities	95,688	95,831

Cash flows from investing activities:
Purchases of property and equipment	(19,539)	(12,386)
Purchases of short-term investments	(57,315)	(189,536)
Proceeds from sale/maturity of short-term investments	22,245	309,800
Acquisition of businesses, net of cash acquired	(40,267)	(65,382)
Acquisition of and investments in client contracts	(3,277)	(6,914)

Net cash provided by (used in) investing activities	(98,153)	35,582

Cash flows from financing activities:
Proceeds from issuance of common stock	875	1,786
Repurchase of common stock	(1,738)	(255,889)
Payments on acquired equipment financing	(341)	—
Excess tax benefit of stock-based compensation awards	236	870

Net cash used in financing activities	(968)	(253,233)

Net decrease in cash and cash equivalents	(3,433)	(121,820)
Cash and cash equivalents, beginning of period	123,416	240,687

Cash and cash equivalents, end of period	$119,983	$118,867

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$3,269	$3,193
Income taxes	8,404	10,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and December 31, 2007, and for the third quarter and nine months ended September 30, 2008 and 2007, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC. The results of operations for the third quarter and nine months ended September 30, 2008 are not necessarily indicative of the expected results for the entire year ending December 31, 2008.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the third quarter of 2008 and 2007 was $65.0 million and $58.3 million, respectively, and for the nine months ended September 30, 2008 and 2007 was $186.4 million and $155.5 million, respectively.

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

Short-term Investments and Other Financial Instruments. Our financial instruments as of September 30, 2008 and December 31, 2007 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are reported at fair value in our accompanying Condensed Consolidated Balance Sheets, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

SFAS 157 describes a fair value hierarchy based on three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable.

In accordance with SFAS 157, the following table represents the fair value hierarchy for our cash equivalents and short-term investments measured at fair value (in thousands):

	Fair Value Measurements as of September 30, 2008
	Level 1	Level 2	Total
Money market funds	$27,101	$—	$27,101
Commercial paper	—	100,798	100,798
Fixed rate corporate securities	—	2,977	2,977
Agency discount notes	—	20,133	20,133

Total	$27,101	$123,908	$151,009

As of September 30, 2008, our long-term debt consists of our Convertible Debt Securities. We have chosen not to measure our Convertible Debt Securities at fair value under SFAS 159, with changes recognized in earnings each reporting period. As of September 30, 2008 and December 31, 2007, the fair value of our Convertible Debt Securities, based upon quoted market prices, was approximately $213 million and $201 million, respectively.

Income Taxes. We follow the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. There was not a significant change in our liability for unrecognized income tax benefits during the third quarter of 2008, and we do not anticipate a significant change within the next twelve months.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase up to 30 million shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).

We did not repurchase any shares under our Stock Repurchase Program during the nine months ended September 30, 2008. A summary of the shares repurchased during the third quarter and nine months ended September 30, 2007, under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2007
Shares repurchased	5,560	10,366
Total amount paid	$129,746	$252,603
Weighted-average price per share	$23.34	$24.37

As of September 30, 2008, the shares repurchased under the Stock Repurchase Program since its inception in August 1999 totaled 28.8 million shares, at a total repurchase price of $696.5 million (a weighted-average price of $24.19 per share). As of September 30, 2008, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 1.2 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the third quarter and nine months ended September 30, 2008 and 2007, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans, is as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares repurchased	22	13	133	130
Total amount paid	$377	$298	$1,738	$3,346

Stock-Based Awards. A summary of our unvested restricted stock activity during the third quarter and nine months ended September 30, 2008 is as follows:

	Quarter Ended September 30, 2008		Nine Months Ended September 30, 2008
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,701,490	$18.50	1,303,955	$23.61
Awards granted	55,000	17.70	812,400	12.21
Awards forfeited/cancelled	(12,437)	16.33	(49,642)	21.00
Awards vested	(89,846)	23.27	(412,506)	23.01

Unvested awards, ending	1,654,207	$18.23	1,654,207	$18.23

Included in the awards granted during the nine months ended September 30, 2008, are Performance-Based Awards for 118,750 restricted stock shares which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The Performance-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other unvested restricted stock shares granted during the nine months ended September 30, 2008 are Time-Based Awards, which generally vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense of $3.0 million and $3.3 million for the third quarter of 2008 and 2007, respectively, and $8.6 million and $8.1 million for the nine months ended September 30, 2008 and 2007, respectively.

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

No reconciliation of the basic and diluted EPS numerators is necessary for the third quarter and nine months ended September 30, 2008 and 2007, as net income is used as the numerator for each period. The reconciliation of the EPS denominators is included in the following table (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic common shares outstanding	33,281	38,587	33,191	41,633
Dilutive effect of stock options	43	68	30	82
Dilutive effect of unvested restricted stock	349	314	181	284
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted common shares outstanding	33,673	38,969	33,402	41,999

Potentially dilutive common shares related to stock options and unvested shares of restricted stock of 0.7 million and 0.3 million for the third quarter of 2008 and 2007, respectively, and 1.0 million and 0.3 million for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted EPS as their effect was antidilutive.

Upon conversion, we will settle the principal amount of our Convertible Debt Securities in cash, and have the option to settle our conversion obligation, to the extent it exceeds the principal amount, in our common stock, cash or any combination of our common stock and cash. As a result, the Convertible Debt Securities have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $26.77 per share. The current effective conversion price of $26.77 per share may be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases by us of our common stock pursuant to a self-tender offer or exchange offer.

5. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$13,741	$15,202	$41,901	$46,868
Other comprehensive income (loss), net of tax, if any:
Change in unrecognized pension plan losses and prior service costs, net of tax	435	—	435	—
Unrealized loss on short-term investments	(72)	(13)	(88)	(29)

Comprehensive income	$14,104	$15,189	$42,248	$46,839

6. ACQUISITIONS

DataProse, Inc. On April 30, 2008, we acquired 100% of the voting equity interests of DataProse, Inc., (“DataProse”) for $39.0 million in cash, plus $0.6 million in acquisition costs. In September 2008, we accrued a working capital adjustment of $0.9 million upon completion of a balance sheet audit and paid the working capital adjustment in October 2008. DataProse was a privately-held provider of statement presentment and direct mail services headquartered in Oxnard, California. DataProse assists over 500 clients across the United States to market through improved billing statements and personalized direct mail. We acquired DataProse to further our objective of helping our clients maximize every customer interaction by both strengthening and broadening our portfolio of output solutions capabilities. Additionally, this acquisition rounds out our national print and mail footprint and allows us to diversify our client base into the utilities, financial services, and telecommunications markets, and add clients in the non-profit sectors of healthcare and higher education.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets (includes cash and cash equivalents of $1,312)	$8,125
Fixed assets	4,711
Acquired customer relationships	7,800
Acquired other intangible assets	855
Goodwill	27,819
Other non-current assets	93

Total assets acquired	49,403

Current liabilities	(7,225)
Non-current liabilities	(2,586)

Total liabilities assumed	(9,811)

Net assets acquired	$39,592

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

The results of operations of DataProse are included in the accompanying Condensed Consolidated Statements of Income for the period subsequent to the acquisition date. Pro forma information on our historical results of operations to reflect the acquisition of DataProse is not presented as DataProse’s results of operations during periods prior to its acquisition are not material to our results of operations.

We are in the process of finalizing the DataProse purchase accounting and expect the purchase accounting to be completed by the end of 2008.

Prior Year Acquisitions. In August 2007, we acquired 100% of the voting equity interests of Prairie Voice Services, Inc., which we subsequently renamed Prairie Interactive Messaging, Inc. (“Prairie”). During the nine months ended September 30, 2008, we made a minor change to the estimated fair value of acquired assets as of the date of the Prairie acquisition, resulting in a $0.3 million decrease in the amount of goodwill related to the Prairie acquisition.

In addition to the cash paid at closing, the Prairie stock purchase agreement included contingent purchase price payments (related to the achievement of certain operating criteria) of up to $6 million. The rights to the contingent purchase price payments go through December 31, 2009. As of September 30, 2008, we have not reflected the $6 million contingent purchase price payment as a liability because of the uncertainty of payment. The Prairie contingent purchase price payment will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcomes of the contingencies are determinable beyond a reasonable doubt.

In July 2007, we acquired 100% of the voting equity interests of ComTec, Inc. (“ComTec”). In March 2008, we accrued a working capital adjustment of $0.7 million upon completion of a balance sheet audit and paid the working capital adjustment in the second quarter of 2008. The working capital adjustment, along with minor changes to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition, resulted in a $0.7 million increase in the amount of goodwill related to the ComTec acquisition during the nine months ended September 30, 2008.

The results of operations of ComTec and Prairie are included in the accompanying Condensed Consolidated Statements of Income for the periods subsequent to their acquisition dates. Pro forma information on our historical results of operations to reflect the acquisitions of ComTec and Prairie is not presented as ComTec’s and Prairie’s results of operations during periods prior to their acquisition are not material to our results of operations.

In March 2006, we acquired 100% of the voting equity interests of Telution, Inc. (“Telution”). The Telution stock purchase agreement included provisions for additional purchase price payments of up to $3 million, contingent upon the signing of certain revenue arrangements with certain clients (the “Revenue Earn Outs”). Prior to the second quarter of 2008, the Revenue Earn Outs were not reflected as part of the Telution purchase price as the events related to the contingencies had not yet been resolved, nor had the outcome of the contingencies been determined beyond a reasonable doubt. In June 2008, we accrued the $3 million related to the Revenue Earnouts as we amended the Telution stock purchase agreement to remove the contingencies. The $3 million Revenue Earn Outs liability, which resulted in a $3 million increase in the amount of goodwill related to the Telution acquisition, is being paid out in four equal quarterly installments beginning in July 2008 and ending in April 2009.

7. DEBT

Our long-term debt as of September 30, 2008 and December 31, 2007 consists of our Convertible Debt Securities. As of September 30, 2008: (i) none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders; and (ii) we are in compliance with the provisions of the bond indenture related to the Convertible Debt Securities.

In addition, we have a five-year, $100 million senior secured revolving credit facility with a syndicate of six U.S. financial institutions, that expires in September 2009. As of September 30, 2008, we: (i) are in compliance with the financial ratios and other covenants; and (ii) have $99.5 million contractually available to us. However, one of the financial institutions, which is responsible for funding approximately 10% of the facility, has undergone recent financial challenges and it is unknown at this time whether those challenges would affect the financial institution’s ability or willingness to fund the facility.

8. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, to include goodwill resulting from our recent acquisitions (see Note 6), were as follows (in thousands):

January 1, 2008, balance	$60,745
DataProse acquisition	27,819
Adjustments related to prior acquisitions	3,401

September 30, 2008, balance	$91,965

Other Intangible Assets. As of September 30, 2008 and December 31, 2007, the carrying values of our other intangible assets were as follows (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$142,727	$(110,331)	$32,396	$130,348	$(98,822)	$31,526
Software	43,946	(35,812)	8,134	43,094	(34,445)	8,649

Total	$186,673	$(146,143)	$40,530	$173,442	$(133,267)	$40,175

The total amortization expense related to intangible assets for the third quarter of 2008 and 2007 was $2.8 million and $4.6 million, respectively, and for the nine months ended September 30, 2008 and 2007, was $12.8 million and $13.1 million, respectively. Based on the September 30, 2008 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2008 – $15.7 million; 2009 – $9.4 million; 2010 – $9.0 million; 2011 – $8.0 million; and 2012 – $7.1 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2008, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of September 30, 2008, the indemnification liability was $2.3 million. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Condensed Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2008. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

FASB Staff Position No. APB 14-1 - Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which would include our Convertible Debt Securities, are not addressed by paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, and requires that instruments within its scope be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. The FSP also requires that discounts on the liability component of instruments within its scope be amortized using the interest method over the expected life of a similar liability that does not have an associated equity component (considering the effects of prepayment features other than the conversion option).

The new model for accounting for convertible debt instruments that may be settled in cash is required to be applied retrospectively to all periods presented and is first applicable to our consolidated financial statements that will be included in our March 31, 2009 Form 10-Q. We are currently in the process of quantifying the impact of this FSP. While we have not completed such quantification, the application of this FSP is expected to have a material impact on our consolidated balance sheet, decreasing the amounts we report and have previously reported for long-term debt and increasing the amounts we report and have previously reported for stockholders’ equity. The FSP is expected to have a material impact on our consolidated statement of income, increasing the amounts we report and have previously reported for interest expense and reducing the amounts we report and have previously reported for earnings per common share. The FSP is not expected to have an impact on our Consolidated Statement of Cash Flows as the recognition of the additional interest expense will be a non-cash expense.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP provides guidance on the calculation of earnings per share under SFAS No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. Under the FSP’s guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to SFAS 128’s two-class method. Since the unvested restricted stock awards under our stock incentive plans, granted prior to August 2008, contain nonforfeitable rights to cash dividends, we have concluded that this FSP impacts how we have historically calculated our earnings per share. This FSP is effective for our consolidated financial statements that will be included in our March 31, 2009 Form 10-Q, and all prior period earnings per share data presented will have to be adjusted retroactively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.

The implementation of the FSP is estimated to reduce our historically reported basic and diluted earnings per share, before factoring in the impact of our January 1, 2009 implementation of FSP APB 14-1 as discussed above, by approximately 3 to 5 percent. In August 2008, we revised our standard forms of restricted stock award agreement, removing the nonforfeitable rights to dividends provision. All restricted stock awards granted in the future under these revised forms of agreement will not be considered participating securities. As a result, the impact of this FSP on our future basic and diluted earnings per share will decline over time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto (our “Financial Statements”) included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007 (our “2007 10-K”).

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

Management Overview of Quarterly Results

Our Company. We are a leading provider of outsourced solutions that facilitate customer interaction management on the behalf of our clients, generating a large percentage of our revenues from the North American cable and Direct Broadcast satellite (“DBS”) industries. Our solutions also support an increasing number of other industries such as financial services, healthcare, utilities, telecommunications, and home security.

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

General Market Conditions. In recent months, the U.S. has experienced a significant economic downturn and difficulties within the financial and credit markets, and these adverse economic conditions are predicted to continue into the foreseeable future. The possible adverse impacts to companies during these times include a reduction in revenues, decreasing profits and cash flows, distressed or default debt conditions, and/or difficulties in obtaining necessary operating capital.

Because of the severity and the far-reaching impacts of the situation, all companies could be adversely affected by the current economic conditions to a certain degree, including CSG and its clients. However, we believe our recurring revenue and predictable cash flow business model, our sufficient sources of liquidity, and our stable capital structure, lessen the risk of a significant negative impact to our business as a result of the current economic conditions. Additionally, we believe our key clients have business models that have historically performed well in down economies. However, there can be no assurances regarding the performance of our business, and the potential impact to our clients and the markets they serve, resulting from the current economic conditions.

Third Quarter Highlights. A summary of our results of operations for the third quarter of 2008 is as follows:

•

Our revenues for the third quarter of 2008 were $118.0 million, up 9.7% when compared to $107.6 million for the same period in 2007, with approximately three-fourths of this increase related to the year-over-year impact of the additional revenues generated from the businesses we acquired in 2007 and 2008; ComTec, Inc. (“ComTec”) in July 2007, Prairie Interactive Messaging, Inc. (“Prairie”) in August 2007, and DataProse in April 2008 (collectively, the “Acquired Businesses”), with the remaining portion of the increase attributed to organic growth factors.

•

Our operating expenses for the third quarter of 2008 were $96.8 million, up 12.6% when compared to $86.0 million for the same period in 2007, with approximately three-fourths of this increase related to the year-over-year impact of the Acquired Businesses.

•

Income from continuing operations for the third quarter of 2008 was $21.1 million (17.9% operating margin percentage), compared to $21.6 million (20.1% operating margin percentage) for the same period in 2007. A significant percentage of the decrease in operating income margin between years is due to the impact of the Acquired Businesses.

•

Other income (expense) for the third quarter of 2008 was $(0.8) million, down $2.8 million from $2.0 million for the third quarter of 2007. The year-over-year decrease is a result of lower interest and investment income due to: (i) the decrease in our cash and short-term investment balances between years, as a result of our stock repurchase activity in 2007 and the purchases of the Acquired Businesses; and (ii) a decrease in the overall rate of return realized on investments between years due to a deterioration in the interest rate environment.

•

Our diluted earnings per common share from continuing operations for the third quarter of 2008 was $0.40, an increase of 2.6% when compared to $0.39 per diluted share for the third quarter of 2007, and consistent with the second quarter of 2008.

•

Income from continuing operations for the third quarter of 2008 includes non-cash charges related to depreciation, amortization of intangible assets, and stock-based compensation expense totaling $10.3 million (pretax impact), or $0.20 per diluted share impact, as compared to non-cash charges for the third quarter of 2007 of $11.3 million (pretax impact), or $0.19 per diluted share.

•

We continue to generate strong cash flows from operations. As of September 30, 2008, we had cash, cash equivalents, and short-term investments of $164.7 million, as compared to $148.2 million as of June 30, 2008, and $132.8 million as of December 31, 2007.

Cash flows from operating activities for the third quarter of 2008 were $27.6 million, compared to $35.7 million for the third quarter of 2007, with the fluctuation between periods related almost entirely to normal timing differences in operating assets and liabilities. See the “Liquidity” section below for further discussion.

Other key matters were as follows:

•

In July 2008, we entered into a restated and amended Master Subscriber Management System Agreement with Comcast that extends our contractual relationship with Comcast through December 31, 2012. See our Significant Client Relationships Section below for further discussion.

•	Our current processing agreement with DISH runs through December 31, 2008. See our Significant Client Relationships Section below for further discussion.

•	During the third quarter of 2008, we invested $16.8 million, or 14.2% of our revenues, in research and development (“R&D”) activities.

Significant Client Relationships

Client Concentration. Approximately two-thirds of our total revenues are generated from our four largest clients, which include Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for the third quarter of 2008, the second quarter of 2008, and the third quarter of 2007:

	Quarter Ended
	September 30, 2008	June 30, 2008	September 30, 2007
Comcast	26%	27%	26%
DISH	18%	18%	20%
Time Warner	14%	14%	14%
Charter	8%	8%	9%

As of September 30, 2008, December 31, 2007, and September 30, 2007, the percentages of net billed accounts receivable balances attributable to our four largest clients were as follows:

	As of
	September 30, 2008	December 31, 2007	September 30, 2007
Comcast	30%	32%	30%
DISH	20%	22%	23%
Time Warner	11%	11%	8%
Charter	10%	9%	9%

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

The fees generated under the Agreement are based on monthly charges for processing and related services per Comcast customer account, and various other ancillary services based on actual usage. The per unit fees are subject to annual inflationary price escalators. The Agreement includes various volume-based pricing incentives. When compared to the previous contract, there is a price reduction at several of the higher volume tiers, which in effect, reduces the fees we receive for such services at Comcast’s current customer account levels.

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

As of July 1, 2008, the beginning of the contract term, we had a $6 million Comcast client contract intangible asset that was previously being amortized as a contra revenue charge through December 31, 2008. As a result of the extension in the life of our contractual arrangement with Comcast, the amortization of the remaining $6 million has been extended through the end of the new contractual period of December 31, 2012. Beginning July 1, 2008, the amortization of the Comcast client contract intangible asset was $0.1 million per month, compared to the previous $1.0 million per month, which will result in an approximate $5 million reduction in contra revenue amortization in the second half of 2008, when compared to the first half of 2008. The net impact of this change in contra revenue amortization and the expected decrease in recurring monthly processing fees that we will be receiving from Comcast is not significant.

A copy of the Agreement, with confidential information redacted, is filed as Exhibit 10.21 to this Form 10-Q.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cost of processing and related services	$897	$945	$2,572	$2,397
Cost of software, maintenance and services	136	206	464	540
Research and development	436	400	1,222	899
Selling, general and administrative	1,571	1,723	4,350	4,217
Restructuring	—	—	—	73

Total stock-based compensation expense	$3,040	$3,274	$8,608	$8,126

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

Results of Operations

Total Revenues. Total revenues for the: (i) third quarter of 2008 increased $10.4 million, or 9.7% to $118.0 million, from $107.6 million for the third quarter of 2007; and (ii) nine months ended September 30, 2008 increased $42.6 million, or 13.9% to $348.4 million, from $305.8 million for the nine months ended September 30, 2007. Approximately three-fourths of the increase in revenues between periods relates to the year-over-year impact of the additional revenues generated from the Acquired Businesses, with the remaining portion of the increase attributed to organic growth factors. The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) third quarter of 2008 increased $12.8 million or 13.1% to $110.6 million, from $97.8 million for the third quarter of 2007; and (ii) nine months ended September 30, 2008 increased $46.4 million or 16.7% to $324.1 million, from $277.7 million for the nine months ended September 30, 2007. Approximately two-thirds of this increase in processing and related services revenues between periods relates to the revenues generated from the Acquired Businesses (as all of their revenues fall within this revenue classification), with the remaining portion attributed to organic growth resulting from increased utilization of new and existing products and services by our clients, to include such things as higher usage of marketing services and various ancillary customer care solutions.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets (reflected as a reduction of processing and related services revenues) for the: (i) third quarter of 2008 and 2007 was $1.0 million and $3.6 million, respectively; and (ii) nine months ended September 30, 2008 and 2007 was $8.2 million and $10.8 million, respectively. The decrease in amortization expense between periods is due to the change in life of the Comcast client contract intangible asset as a result of the extension of the contractual arrangement with Comcast, effective July 1, 2008, noted above. See the Significant Client Relationship section for further details.

•	Total customer accounts processed on our systems as of September 30, 2008 were 45.4 million, up slightly when compared to 45.1 million as of September 30, 2007.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) third quarter of 2008 decreased $2.4 million, or 24.5% to $7.4 million, from $9.8 million for the third quarter of 2007; and (ii) nine months ended September 30, 2008 decreased $3.7 million or 13.3% to $24.4 million, from $28.1 million, for the nine months ended September 30, 2007.

Over the most recent quarters, our software, maintenance and services revenues have decreased as a result of lower professional services revenues and lower software-related revenues. This recent decrease in our professional services revenues is the result of the timing and type of work our professional services team has been engaged in (e.g., longer term implementations which may require the fees be deferred upfront and recognized over the life of the service agreement).

Cost of Revenues. See our 2007 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) third quarter of 2008 increased $7.9 million, or 15.5% to $58.5 million, from $50.6 million for the third quarter of 2007; and (ii) nine months ended September 30, 2008 increased $28.9 million, or 20.9% to $167.5 million, from $138.6 million for the nine months ended September 30, 2007. Approximately three-fourths of the increase in cost of processing and related services between periods relates to the impact of the Acquired Businesses (as all of their cost of revenues fall within this expense classification), with the remaining portion related primarily to: (i) the impact of annual employee wage increases that are implemented in August of each year; and (ii) increases in variable costs related to the delivery of products and services (e.g., data processing, print costs, etc.), which directly correlate with the increase in revenues related to these products and services.

The gross margin percentage for processing and related services was: (i) 47.1% for the third quarter of 2008 compared to 48.2% for the third quarter of 2007; and (ii) 48.3% for the nine months ended September 30, 2008 compared to 50.1% for the nine months ended September 30, 2007. The decrease in gross margin percentages between periods is due to the impact of the Acquired Businesses, as the Acquired Businesses currently operate at lower gross margin percentage levels than our historical business operations.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) third quarter of 2008 decreased $1.6 million, or 26.1% to $4.4 million, from $6.0 million for the third quarter of 2007; and (ii) nine months ended September 30, 2008 decreased $4.2 million, or 22.4% to $14.4 million, from $18.6 million for the nine months ended September 30, 2007. The decrease between periods reflects a reduction in personnel and related costs assigned internally to software maintenance projects.

The gross margin percentage for software, maintenance and services was: (i) 39.9% for the third quarter of 2008, as compared to 38.6% for the third quarter of 2007; and (ii) 40.8% for the nine months ended September 30, 2008, as compared to 33.8% for the nine months ended September 30, 2007. The increase in gross margin percentage is attributed to: (i) a decrease in personnel and related costs assigned internally to software maintenance projects; and (ii) the change in mix of revenues between periods. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our software and maintenance, professional services, and overall gross margins, will likely occur between periods.

Gross Margin (Exclusive of Depreciation, Shown Separately Below). The overall gross margin percentage (exclusive of depreciation) for the: (i) third quarter of 2008 was 46.7%, compared to 47.4% for the third quarter of 2007; and (ii) nine months ended September 30, 2008 was 47.8%, compared to 48.6% for the nine months ended September 30, 2007. The decreases in the overall gross margin percentages between periods is due to the impact of the Acquired Businesses.

R&D Expense. R&D expense for the: (i) third quarter of 2008 increased $1.4 million or 8.7% to $16.8 million, from $15.4 million for the third quarter of 2007; and (ii) nine months ended September 30, 2008 increased $6.4 million, or 14.8% to $49.7 million, from $43.3 million for the nine months ended September 30, 2007. The increase between periods is due to an increase in personnel and related costs on R&D projects, reflective of our increased focus on product development and enhancement efforts. As a percentage of total revenues, R&D expense was 14.2% for the third quarter of 2008, compared to 14.3% for the third quarter of 2007, and 14.6% for the second quarter of 2008. We did not capitalize any internal software development costs during the quarter or nine months ended September 30, 2008 and 2007.

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

At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. In the near term, we expect that our investment in R&D will be in a range comparable with the second and third quarter of 2008, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) third quarter of 2008 increased $2.1 million, or 20.4% to $12.7 million, from $10.6 million for the third quarter of 2007; and (ii) nine months ended September 30, 2008 increased $6.1 million, or 18.8 % to $38.4 million, from $32.3 million for the nine months ended September 30, 2007. The increase in SG&A expense reflects the impact of the sales and marketing costs of the Acquired Businesses. As a percentage of total revenues, SG&A expense was 10.8% for the third quarter of 2008, compared to 9.8% for the third quarter of 2007.

Depreciation Expense. Depreciation expense for the: (i) third quarter of 2008 increased $1.1 million, or 30.6% to $4.5 million, compared to $3.4 million for the third quarter of 2007; and (ii) nine months ended September 30, 2008 increased $2.8 million, or 29.9% to $12.1 million, compared to $9.3 million for the nine months ended September 30, 2007. The increase in depreciation expense is due to the increased capital expenditures made over the past year (mainly related to statement production equipment) and to the acquired property and equipment from our acquisition activities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Operating Income. Operating income for the: (i) third quarter of 2008 was $21.1 million (17.9% operating margin percentage), compared to $21.6 million (20.1% operating margin percentage) for the third quarter of 2007; and (ii) nine months ended September 30, 2008 was $66.3 million (19.0% operating margin percentage), compared to $63.2 million (20.7% operating margin percentage) for the nine months ended September 30, 2007. A significant percentage of the decrease in operating income margin between years is due to the impact of the Acquired Businesses.

Total non-cash charges related to depreciation, amortization of intangible assets, and stock-based compensation expense included in the determination of operating income for the: (i) third quarter of 2008 and 2007 were $10.3 million and $11.3 million, respectively; and (ii) nine months ended September 30, 2008 and 2007 were $33.5 million and $30.5 million, respectively.

Interest and Investment Income, net. Interest and investment income, net for the: (i) third quarter of 2008 decreased $2.5 million, to $1.2 million, from $3.7 million for the third quarter of 2007; and (ii) nine months ended September 30, 2008 decreased $10.4 million, to $3.9 million, from $14.3 million. The decrease is due to the following: (i) a significant decrease in our cash and short-term investment balances between years as a result of our stock repurchase activity in 2007 and the purchase of the Acquired Businesses; and to a much lesser degree (ii) a decrease in the overall rate of return realized on investments between periods due to a deterioration in the interest rate environment.

As discussed in Note 10 to the Financial Statements, we will be required to adopt FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” effective January 1, 2009. The adoption of this FSP will impact how we account for our Convertible Debt Securities, which among other things, will increase the amount of interest expense related to our Convertible Debt Securities. We are currently in the process of quantifying the impact of this FSP. However, we expect the adoption of this FSP will significantly increase our interest expense, and thus, have a material impact on our results of operations. This FSP is not expected to have an impact on our cash flows as the recognition of the additional interest expense will be a non-cash expense.

Income Tax Provision. The effective income tax rates for our continuing operations for the third quarter and nine months ended September 30, 2008 and 2007 are as follows:

Quarter Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
34%	36%	36%	36%

For the full year of 2008, we estimate that our overall effective income tax rate will be approximately 35%. This calculates to a fourth quarter effective tax rate of approximately 33%, with the reduction attributed to a full year of tax benefits being realized during the fourth quarter as a result of the R&D tax credit package passed by Congress in October 2008.

As of September 30, 2008, our $11.1 million of net deferred income tax assets represented 2.3% of total assets. We continue to believe that sufficient taxable income will be generated in the future in order to realize the benefit of these net deferred income tax assets. Our assumptions of future profitable operations are supported by our strong operating performances over the last several years.

Liquidity

Cash and Liquidity

As of September 30, 2008 our principal sources of liquidity included cash, cash equivalents, and short-term investments of $164.7 million, compared to $148.2 million as of June 30, 2008 and to $132.8 million as of December 31, 2007. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. See Note 2 to our Condensed Consolidated Financial Statements for further information on our cash, cash equivalents, and short-term investments. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a five-year, $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of six U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. We have made no borrowings under the 2004 Revolving Credit Facility. Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of September 30, 2008, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and had $99.5 million contractually available to us. However, one of the financial institutions, which is responsible for funding approximately 10% of the facility, has undergone recent financial challenges and it is unknown at this time whether those challenges would affect the financial institution’s ability or willingness to fund the facility.

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

Our net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2007:
March 31	$27,199	$8,464	$35,663
June 30	28,217	(3,719)	24,498
September 30	28,404	7,266	35,670
December 31	30,355	(10,807)	19,548
2008:
March 31	31,538	(10,686)	20,852
June 30	28,225	19,052	47,277
September 30	30,440	(2,881)	27,559

We believe the table presented above demonstrates our ability to consistently generate strong cash flows and the importance of managing our operating assets and liabilities. As the table above illustrates, the operations portion of our cash flows from operating activities remains relatively consistent between periods. The variations in our net cash provided by operating activities are almost entirely related to the changes in our operating assets and liabilities related to our operations (related mostly to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between September 30, 2008 and December 31, 2007 that impacted our cash flows from operating activities are as follows:

Billed Trade Accounts Receivable

Management of our billed trade accounts receivable is important in maintaining strong quarterly cash flows from operating activities. Our billed trade accounts receivable balance includes billings for several non-revenue items for such things as postage, sales tax, and deferred revenue items. As a result, we evaluate our performance in collecting our accounts receivable through our calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period.

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated periods, and our DBO for the quarters then ended, are as follows (in thousands, except DBO):

Quarter Ended	Gross	Allowance	Net Billed	DBO
2007:
March 31	$104,677	$(1,577)	$103,100	63
June 30	104,254	(1,619)	102,635	61
September 30	111,541	(1,589)	109,952	60
December 31	115,619	(1,487)	114,132	59
2008:
March 31	126,062	(1,476)	124,586	59
June 30	107,226	(1,557)	105,669	59
September 30	109,490	(1,594)	107,896	55

The changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, as evidenced by our consistent DBO metric over the past several quarters.

Deferred Income Taxes

The net decrease of $9.0 million in total deferred income tax assets from $20.1 million as of December 31, 2007 to $11.1 million as of September 30, 2008 relates almost entirely to: (i) the timing differences for depreciable and amortizable assets; (ii) the utilization of net operating loss (NOL) carryforwards; and (iii) the increase in deferred tax liabilities related to our Convertible Debt Securities.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. During the nine months ended September 30, 2008 our cash flows from investing activities also included the acquisition of DataProse.

Purchases/Sales of Short-term Investments. We generally invest our excess cash balances in low-risk, cash equivalents or short-term investments to limit our exposure to market risks. These cash equivalents and short-term investments are readily convertible back into cash. During the nine months ended September 30, 2008, we purchased $57.3 million and sold (or had mature) $22.2 million of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the nine months ended September 30, 2008 and 2007 for property and equipment, and investments in client contracts, excluding the impact of any property and equipment and client contracts acquired in conjunction with a business acquisition, were as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Property and equipment	$19,539	$12,386
Client contracts	3,277	6,914

The property and equipment expenditures during the first nine months of 2008 consisted principally of statement production equipment, computer hardware and related equipment, and facilities and internal infrastructure items.

The investments in client contracts for the first nine months of 2008 and 2007 relate to client incentive payments ($1.8 million and $5.9 million respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($1.5 million and $1.0 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock.

Repurchase of Common Stock. During the first nine months of 2007, we repurchased 10.4 million shares of our common stock under the guidelines of the Stock Repurchase Program for $252.6 million. We made no comparable share repurchases during the first nine months of 2008. In addition, outside of the Stock Repurchase Program, during the first nine months of 2008 and 2007, we repurchased from our employees and then cancelled approximately 133,000 shares and 130,000 shares of our common stock for $1.7 million and $3.3 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Capital Resources

As of September 30, 2008, we had $164.7 million of cash, cash equivalents and short-term investments available to fund our operations, and we expect to generate additional cash during the remainder of 2008. The following are the key items to consider in assessing our sources and uses of capital resources:

•

Acquisitions. On April 30, 2008, we acquired 100% of the voting equity interests of DataProse, a privately-held provider of statement processing and direct mail services headquartered in Oxnard, California for $37.7 million in net cash at close. In September 2008, we accrued a working capital adjustment of $0.9 million upon completion of a balance sheet audit and paid the working capital adjustment in October 2008. The acquisition was funded from currently available cash.

As discussed in Note 6 to the Financial Statements, we have contingent purchase price payments open as of September 30, 2008 related to our August 2007 acquisition of Prairie. The rights to the contingent purchase price payments of up to $6.0 million go through December 31, 2009, and relate to the achievement of certain operating criteria. In addition, during the second quarter of 2008, we accrued a liability for $3.0 million related to contingent purchase price payments (related to revenue earn outs) associated with the March 2006 acquisition of Telution. The $3.0 million is being paid out in four equal quarterly installments beginning in July 2008 and ending in April 2009.

•

Stock Repurchase Program. As of September 30, 2008, we have 1.2 million remaining shares authorized for repurchase under the Stock Repurchase Program. During the nine months ended September 30, 2008, we have not repurchased any shares of our common stock under our Stock Repurchase Program.

•

Purchases of Property and Equipment. During the nine months ended September 30, 2008, we spent $19.5 million on property and equipment. At this time, we expect our full year 2008 capital expenditures to be approximately $25 million. As of September 30, 2008, we have made no significant capital expenditure commitments.

•

Convertible Debt Securities. Our Convertible Debt Securities bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. Refer to our 2007 10-K for additional disclosures related to the Convertible Debt Securities, to include the call and put features beginning in June 2011, and the contingent conversion features under which the holders of the Convertible Debt Securities can convert their securities. As of September 30, 2008, none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

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

We do not expect any of the conversion triggers to occur during the next 12 months. As a result, in the near-term, we expect our annual debt service costs related to the Convertible Debt Securities to be approximately $6 million.

•

2004 Revolving Credit Facility. As of September 30, 2008, we had made no borrowings under the 2004 Revolving Credit Facility. Refer to our 2007 10-K for additional disclosures related to the 2004 Revolving Credit Facility, to include the requirement to maintain certain financial ratios and the interest rates for borrowings. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This commitment fee rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of September 30, 2008, the commitment fee rate was 37.5 basis points per annum, resulting in minimum commitment fee payments totaling $0.4 million per year. The 2004 Revolving Credit Facility expires in September 2009. As of September 30, 2008, due to an outstanding irrevocable letter of credit of $0.5 million, we had $99.5 million of the 2004 Revolving Credit Facility contractually available to us. However, a financial institution that is responsible for funding approximately 10% of the total facility has undergone recent financial challenges, and it is unknown at this time whether those challenges would affect the financial institution’s ability or willingness to fund the facility.

In summary, we expect to continue to make investments in client contracts, capital equipment, and R&D. We will continue to evaluate the possibility of repurchasing our public securities in the future. In addition, as part of our growth strategy, we are continually evaluating potential business and asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that: (i) our current cash, cash equivalents and short-term investments balance, together with cash expected to be generated from future operating activities; (ii) the amount available under the 2004 Revolving Credit Facility; and (iii) other possible sources of additional debt that may be available to us, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the nine months ended September 30, 2008, was 8.76:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As discussed in our 2007 10-K, we are exposed to market risks related to changes in interest rates, and fluctuations and changes in the market value of our cash equivalents and short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of September 30, 2008, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of September 30, 2008, and December 31, 2007 were $120.0 million and $123.4 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2008 and December 31, 2007 were $44.8 million and $9.4 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

The Current Economic Environment Could Adversely Impact Our Business.

In recent months, the U.S. has experienced a significant economic downturn and difficulties within the financial and credit markets, and these adverse economic conditions are predicted to continue into the foreseeable future. The possible adverse impacts to companies during these times include a reduction in revenues, decreasing profits and cash flows, distressed or default debt conditions, and/or difficulties in obtaining necessary operating capital. Because of the severity and the far-reaching impacts of the situation, all companies could be adversely affected by the current economic conditions to a certain degree, including CSG and its clients. There can be no assurances regarding the performance of our business, and the potential impact to our clients and the markets they serve, resulting from the current economic conditions.

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

Our Business is Highly Dependent on the North American Cable and DBS Industries.

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

Client Bankruptcies Could Adversely Affect Our Business, and Any Accounting Reserves We Have Established May Not Be Sufficient.

In the past, certain of our clients have filed for bankruptcy protection. As a result of the current economic conditions, the inherent risk of a client bankruptcy is heightened. Companies involved in bankruptcy proceedings pose greater financial risks to us, consisting principally of possible claims of preferential payments for certain amounts paid to us prior to the bankruptcy filing date, as well as increased collectibility risk for accounts receivable, particularly those accounts receivable that relate to periods prior to the bankruptcy filing date. We consider such risks in assessing our revenue recognition and the collectibility of accounts receivable related to our clients that have filed for bankruptcy protection, and for those clients that are seriously threatened with a possible bankruptcy filing. We establish accounting reserves for our estimated exposure on these items. However, there can be no assurance that our accounting reserves related to this exposure will be adequate. Should any of the factors considered in determining the adequacy of the overall reserves change adversely, an adjustment to the accounting reserves may be necessary. Because of the potential significance of this exposure, such an adjustment could be material.

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

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; and (iv) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve financial targets; (b) the inability to achieve certain operating goals and synergies; (c) charges related to purchased in-process R&D projects; (d) costs incurred to exit current or acquired contracts or activities; (e) costs incurred to service any acquisition debt; and (f) the amortization or impairment of intangible assets.

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

The following table presents information with respect to purchases of company common stock made during the third quarter of 2008 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
July 1 – July 31	5,629	$13.34	—	1,204,096
August 1 – August 31	12,424	19.33	—	1,204,096
September 1 – September 30	3,616	16.99	—	1,204,096

Total	21,669	$17.39	—

[1]	Our Board of Directors have authorized us to repurchase up to 30 million shares of our common stock under the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date.

[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2008

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.21*	CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22D*	Ninth Amendment to CSG Master Subscriber Management Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.39	CSG Systems, Inc. Wealth Accumulation Plan, as amended August 15, 2008

10.46A	First Amendment to Restated Employment Agreement with Robert M. Scott, dated August 19, 2008

10.47A	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.48A	First Amendment to Restated Employment Agreement with Peter E. Kalan, dated August 19, 2008

10.49A	First Amendment to Restated Employment Agreement with Joseph T. Ruble, dated August 19, 2008

10.81	Forms of Agreement for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.