Form 10-K
period 2008-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2009-03-03
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2008 was $377,217,212.

Shares of common stock outstanding at February 24, 2009: 35,136,914

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed on or prior to April 30, 2009, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2008 FORM 10-K

PART I

Item 1.	Business

Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from First Data Corporation (“FDC”) in November 1994. CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until this acquisition.

We are a leading provider of software- and services-based customer interaction management solutions that help our clients build commerce by better engaging and transacting with their customers. Our solutions enable our clients to build new offerings, to engage customers on those offerings, and to deliver them through effective and profitable customer transactions. Our clients maximize the value and minimize the costs associated with their customer interactions by using our solutions to conduct key business processes such as targeting prospective customers, rolling out and offering new products quickly, efficiently managing order processing, streamlining operations, managing field workforces, improving customer satisfaction, integrating actionable customer intelligence, developing marketing strategies, printing and mailing monthly statements, and electronically transacting with customers. Our solutions provide clients with favorable results through improved operating efficiencies, decreased churn rates, accelerated marketing effectiveness, lower overall costs, and increased profitability.

Our proven technology is based on more than 25 years of expertise in serving clients in several complex and highly competitive industries. These clients typically handle a high volume of recurring transactions and complex customer relationships through a growing set of touch points, ranging from call centers, on-line Internet access, emails, text messages, interactive messaging, service technicians, and monthly statements. Our solutions and services are at work behind the scenes of systems that support customer interactions of some of the largest and most innovative service providers in North America. Our heritage is in providing outsourced customer interaction management solutions to the cable and direct broadcast satellite (“DBS”) companies, which represent approximately 88% and 95%, respectively, of our 2008 and 2007 revenues. Building upon those years of experience, we have broadened and enhanced our solutions to now serve an increasing number of other industries such as financial services, utilities, telecommunications, healthcare, and home security.

Our solutions are delivered and supported by an experienced and dedicated workforce of more than 2,000 employees. Our principal executive offices are located at 9555 Maroon Circle, Englewood, Colorado 80112, and the telephone number at that address is (303) 200-2000. Our common stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CSGS”. We are a S&P SmallCap 600 company.

General Development of Business

Comcast Business Relationship. In September 1997, we entered into a 15-year exclusive contract (the “Master Subscriber Agreement”) with Tele-Communications, Inc. (“TCI”) to consolidate all TCI customers onto our customer care and billing systems. In 1999 and 2000, respectively, AT&T completed its mergers with TCI and MediaOne Group, Inc. (“MediaOne”), and consolidated the merged operations into AT&T Broadband (“AT&T”), and we continued to service the merged operations under the terms of the Master Subscriber Agreement. On November 18, 2002, Comcast Corporation (“Comcast”) completed its merger with AT&T, and assumed the Master Subscriber Agreement. Comcast is our largest client, making up approximately 27% of our total revenues in 2008.

During 2002 and 2003, we were involved in various legal proceedings with Comcast, consisting principally of arbitration proceedings related to the Master Subscriber Agreement. In October 2003, we received an unfavorable ruling in the arbitration proceedings. The Comcast arbitration ruling included an award of $119.6 million to be paid by us to Comcast. The award was based on the arbitrator’s determination that we had violated the most favored nations (“MFN”) clause of the Master Subscriber Agreement. In addition, the arbitration ruling also required that we invoice Comcast for lower fees under the MFN clause of the Master Subscriber Agreement beginning in October 2003. This had the effect of reducing quarterly revenues from Comcast by approximately $13-14 million ($52-56 million annually), when compared to amounts prior to the arbitration ruling. In March 2004, we signed a new contract with Comcast (the “Comcast Contract”) with an expiration date of December 31, 2008, which superseded the former Master Subscriber Agreement that was set to expire at the end of 2012. In July 2008, we renewed our contract with Comcast through December 2012. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for additional discussion of our business relationship with Comcast.

Discontinued Operations. In February 2002, we acquired the billing and customer care assets of Lucent Technologies (“Lucent”). Lucent’s billing and customer care business consisted primarily of: (i) software products and related consulting services acquired by Lucent when it purchased Kenan Systems Corporation in February 1999; (ii) BILLDATS Data Manager mediation software; and (iii) elements of Lucent’s client support, product support, and sales and marketing organizations (collectively, the “Kenan Business”). This acquisition allowed us to expand our customer care and billing product and service offerings into international markets. On December 9, 2005, we sold our Global Software Services (“GSS”) business (“GSS Business”), which consisted principally of the acquired Kenan Business, to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”). As a result of our sale of the GSS Business, we no longer provide customer care and billing products or services outside of North America. The decision to sell the GSS Business allowed us to intensify our focus on our core competencies in the North American cable and DBS markets utilizing our Advanced Convergent Platform (“ACP”) product and related services.

In addition to the sale of the GSS Business noted above, we also sold our plaNet Consulting business to a group of private investors led by the plaNet management team on December 30, 2005. As a result of these sales, the results of operations for the GSS and plaNet businesses have been reflected as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income. The remainder of the “Business” section of this Form 10-K is focused on our continuing operations. See Note 8 to our Consolidated Financial Statements and MD&A for additional discussion of our reporting of discontinued operations.

Industry Overview

Background. We provide customer interaction management solutions to clients in several complex and highly competitive industries. These clients typically handle a high volume of recurring transactions and customer relationships, through a growing set of touch points. Our solutions coordinate and manage many aspects of a service provider’s customer interactions, from the initial activation of customer accounts, to the support of various service activities, and through the presentment of monthly customer invoices. While our heritage is in serving the North American cable and DBS communications markets, we have broadened and enhanced our solutions to extend our business to a growing number of other industries such as financial services, utilities, telecommunications, healthcare, and home security.

Market Conditions of Communications Industry. The North American communications industry has experienced significant consolidation and increased competition among service providers, and there is the possibility of further consolidation. Market consolidation results in a fewer number of service providers who have massive scale and can deliver a total communications package. The significant plant upgrades and network rationalizations that have taken place have allowed service providers to focus their attention on new revenue and growth opportunities. In addition, new competitors, new technologies, and unique partnerships are forcing service providers to be more creative in their approaches for rolling out new products and services, and enhancing their customers’ experiences. These factors drive the demand for scalable, flexible, and cost efficient customer interaction management solutions, which we believe will provide us with revenue opportunities.

However, another facet of this market consolidation poses certain risks to our company. The consolidation of service providers decreases the potential number of buyers for our products and services, and carries the inherent risk that the consolidators may choose to move all or a portion of their customers to a competitor’s or in-house solution. Should this consolidation result in a concentration of customer accounts being owned by companies with whom we do not have a relationship, or with whom competitors are entrenched, it could negatively affect our ability to maintain or expand our market share, thereby having a material adverse effect to our results of operations. In addition, service providers at times have chosen to use their size and scale to exert more pressure on pricing negotiations.

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

Because of the severity and the far-reaching impacts of the situation, all companies could be adversely affected by the current economic conditions to a certain degree, including CSG, our clients, and/or key vendors in our supply chain. Some possible near term negative consequences of the current economic environment to our business include tightening of client spending and/or extended sales cycles which could materially lower our revenues related to our clients’ discretionary spending for such things as special project work, marketing activities, new product sales, and software and professional services projects. We believe that our recurring revenue and predictable cash flow business model, our sufficient sources of liquidity, and our stable capital structure lessen the risk of a significant negative impact to our business as a result of the current economic conditions. Additionally, we believe our key clients have business models that have historically performed well, as compared to other industries, in down economic conditions. However, there can be no assurances regarding the performance of our business, and the potential impact to our clients and key vendors, resulting from the current economic conditions.

Business Strategy

Our business strategy is designed to achieve growth of revenues and profitability. The key elements of our business strategy include:

Expand Our Core Customer Information Processing and Output Solutions. Most of our revenues are generated from our core information processing systems, including our print and mail solutions (“Output Solutions”), that serve the cable and DBS communications industry. We provide a fully outsourced processing solution that combines the reliability and high-volume transaction processing capabilities of an enterprise server platform with the flexibility of client/server architecture. As of December 31, 2008, we had approximately 45 million customer accounts on our core information processing systems. In addition, we provide a full suite of Output Solutions that include statement design, custom printing, marketing services, electronic bill presentment, and inserting and mailing on a variety of high-speed equipment. We provide our Output Solutions primarily to those clients that utilize our outsourced processing solution, but we also provide such services to clients that do not utilize our outsourced processing solution. As of December 31, 2008, our average production volume for our Output Solutions was over 65 million customer statements per month, as compared to approximately 60 million customer statements per month as of December 31, 2007.

Our customer information processing and Output Solutions provide highly predictable, recurring revenues through multi-year contracts with a client base that includes leading cable and DBS providers. We will continue to leverage our investment in and expertise in providing enhanced customer interaction management solutions as we look to increase penetration of our solutions within this current client base. Our customer information processing solutions are currently designed to focus on the North American cable and DBS markets. While our Output Solution clients are primarily those that utilize our customer information processing solutions, we look to continue to expand this solution set to other markets that demand high-quality, recurring monthly Output Solutions, such as financial services, utilities, telecommunications, healthcare, and home security.

Increase the Penetration of Ancillary Products/Services. We provide a complete suite of fully-integrated customer interaction management solutions and services that complement our customer information processing and Output Solutions platforms. While our primary value proposition to our clients is the breadth and depth of this integrated offering, we are evolving many of our product solutions to be more modular-based to allow clients to utilize certain of our products as point, independent solutions.

Our ancillary products and services enable and automate various aspects of a service provider’s customer interactions, ranging from call centers, on-line Internet access, emails, text messages, interactive messaging, service technicians, and monthly statements. As our clients’ businesses have consolidated and become much more complex with an increasingly diverse portfolio of service offerings, we have seen an increase in demand for our ancillary products and services, as our products are designed to help our clients solve their ever-changing customer interaction business needs as they arise.

Evolve Our Products and Services to Meet the Changing Needs of Our Video Clients. In 1995, we offered our solutions solely to providers of analog cable video. Since then, our solutions have evolved and expanded to accommodate DBS, digital video, high-speed Internet (“HSI”) and digital voice. Our video clients continue to look to add more services to their product bundle, including advanced IP and wireless services, as well as services to commercial customers. Our continued investment in our solution set is designed to expand our customer interaction management capabilities to enable our clients to grow their product offerings, control costs, and provide better customer service.

Enhance Growth Through Focused Acquisitions. We follow a disciplined approach in acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts, provide complementary products and services, increase market share, and/or provide access to new markets and clients.

Expand Business in Additional Industries. As discussed above, the majority of our revenues are derived from the North American cable and DBS markets. However, over the past few years, through acquisitions and organic expansion of our solutions, we have increasingly broadened the markets we serve, with approximately 12% of our 2008 revenues being generated outside our core North American cable and DBS markets. Similar to the cable and DBS markets, numerous other industries, such as financial services, utilities, telecommunications, healthcare, and home security, have specific business needs directed towards improving interactions and transactions with customers. We believe that by continuing to pursue the development of our customer interaction management solutions, we have the opportunity to further expand our solution footprint and increase our addressable markets and revenue opportunities.

Continue Technology Leadership. We believe that our product technology and integrated suite of software solutions gives communications service providers a competitive advantage. Our continuing investment in research and development (“R&D”) is designed to position us to meet the growing and evolving needs of existing and potential clients. Over the last five years, we have invested approximately $238 million, or approximately 12% of our total revenues, into R&D.

In summary, our R&D and recent acquisitions discussed below have put us in a better position to assist our clients and enable both of us to grow through maximizing every customer interaction. We have continually shown our commitment to deliver solutions and services to our clients with the highest level of performance and functionality, and with our continued investment in R&D and acquisition activities, we believe we will continue to find ways to solve our clients’ business challenges and provide them with a competitive advantage. While we continue to strive to provide superior solutions and services to our existing clients, we will continue to focus on growing and diversifying our business and finding new ways to expand our footprint in some of the new vertical markets we have entered with our recent acquisitions.

Description of Business

Key Clients. We work with the leading cable and DBS providers located in the U.S. and Canada. A partial list of those service providers as of December 31, 2008 is included below:

Charter Communications, Inc. (“Charter”)	DISH Network Corporation (“DISH”)
Comcast Corporation (“Comcast”)	Mediacom Communications
Cox Communications	Time Warner, Inc. (“Time Warner”)

The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our historical revenues have been generated from a limited number of clients, with approximately two-thirds of our 2008 and 2007 revenues being generated from our four largest clients, which include Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for 2008 and 2007:

	2008	2007
Comcast	27%	27%
DISH	18%	20%
Time Warner	14%	13%
Charter	8%	9%

Research and Development. Our clients are facing more competition than ever before from new entrants, and at the same time, are deploying new services at a faster pace than ever before, dramatically increasing the complexity of their business operations. Therefore, we continue to invest heavily in R&D to ensure that we stay ahead of our clients’ needs and advance our clients’ business as well as our own. We recognize these challenges and believe our value proposition is to provide solutions that help our clients ensure that each interaction they have with their customers is an opportunity to create value and deepen the business relationship. As a result of our R&D efforts, we have not only broadened our footprint within our client base with many new innovative product offerings, but have also found traction in penetrating new markets with portions of our suite of customer interaction management solutions.

Our total R&D expenses were $67.3 million and $58.3 million, respectively, for 2008 and 2007, or approximately 14% of total revenues. In the near term, we expect that the percentage of our total revenues to be spent on R&D to be relatively consistent with that of 2008 and 2007, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

There are certain inherent risks associated with significant technological innovations. Some of these risks are described in this report in our Risk Factors section below.

Products and Services. Our primary product offerings include our core outsourced information processing product, ACP, and related services and software products, to include our Output Solutions. A background in high-volume transaction processing and statement production, complemented with world-class applications software, allows us to offer one of the most comprehensive, pre-integrated products and services solutions to the cable and DBS market. We believe this pre-integrated approach and outsourced delivery model allows our clients to get new product offerings to market quickly and provide high-quality customer service in a cost effective manner.

We license certain software products (e.g., ACSR, Workforce Express, etc.) and provide our professional services principally to our existing base of processing clients to enhance the core functionality of ACP, increase the efficiency and productivity of the clients’ operations, and allow clients to effectively roll out new products and services to new and existing markets, such as HSI and telephony services.

Historically, a substantial percentage of our total revenues have been generated from ACP processing, Output Solutions, and related software products. These products and services are expected to provide a substantial percentage of our total revenues in the foreseeable future as well.

During 2004, we completed a significant architectural upgrade to ACP and related services and software products. We continue to evolve ACP, both functionally and architecturally, in response to market demands that our products have certain functional features and capabilities, as well as architectural flexibilities (such as service oriented architecture, or SOA). This product evolution will result in the continued modularization of certain product functionalities that historically have been tightly integrated with the ACP platform, which allows us to respond more quickly to required changes to our products and provide greater interoperability with other computer systems. Although our primary value proposition to our clients will continue to be the breadth and depth of our fully pre-integrated solution, these R&D efforts allow us to separate certain software components so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, including the use of certain products across non-CSG customer care and billing systems.

Business Acquisitions. As noted above, our strategy includes acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts, provide complementary products and services, increase market share, and/or provide access to new markets and clients. Consistent with this strategy, we have acquired the following businesses over the last three years:

Telution. As part of this product evolution strategy, we acquired Telution, Inc. (“Telution”) in March of 2006 to further expand these capabilities around our ACP platform. Our recent R&D efforts include the integration of these acquired technologies into our solution set. In particular, the acquired software assets are an integral part of the new functionality that has been added to our ACP platform since the acquisition.

ComTec. In July of 2007, we acquired ComTec, Inc. (“ComTec”), to expand our Output Solutions footprint and capabilities. With this acquisition, we added enhanced statement production and electronic statement presentation hardware and software technologies, as well as additional plant capacities. These technologies, which include extensive highlight color and cut-sheet printing capabilities, have accelerated our ability to offer enhanced output functionality to existing and prospective customers. In addition, the acquisition increased our presence in our core cable television and DBS markets, while also providing an established customer base in new industry verticals such as financial services, utilities, telecommunications, healthcare, and home security.

Prairie. In August of 2007, we acquired Prairie Voice Services, Inc. This business, which was renamed Prairie Interactive Messaging, Inc. (“Prairie”), extends our suite of products and solutions that help our clients maximize the value of their interactions with their customers. Prairie provides inbound and outbound automated voice, text/SMS, email, and fax messaging services to manage workforce communications, collections, lead generation, automated order capture, service outage notifications, and other key business functions. We acquired Prairie to extend our customer interaction management capabilities within our core cable television and DBS markets, while also providing an established customer base in new industry verticals such as financial services and telecommunications.

DataProse. In April of 2008, we acquired DataProse, Inc., (“DataProse”) to further our objective of helping our clients maximize every customer interaction by both strengthening and broadening our portfolio of Output Solutions capabilities. DataProse enhances our suite of advanced, turnkey solutions for personalized statement presentment in both paper and electronic formats, and adds extensive expertise in direct mail marketing services, including database management and market segmentation. Additionally, this acquisition has allowed us to diversify our client base into the utilities, financial services, and telecommunications markets, and add clients in the non-profit sectors of healthcare and higher education.

Quaero. On December 31, 2008, we acquired Quaero Corporation, a marketing services provider with expertise in customer strategy, analytics, and marketing performance management. This acquisition broadens our solution suite with powerful customer intelligence capabilities that will further assist our clients in maximizing the value of their customer interactions. We plan to enhance these client relationships by broadening Quaero’s strategic marketing offerings with our customer interaction management solutions such as Output Solutions, interactive messaging, and e-communications. In addition, we plan to integrate Quaero’s capabilities with our existing customer interaction management solution suite, most notably for our cable and DBS clients. The combined customer intelligence solution will allow our clients to utilize key data from our billing system and other external data feeds to profile and predict customer profitability and behavior. The Quaero acquisition will also continue to extend our reach into new industry verticals and further diversify our revenue base including financial services, pharmaceutical/healthcare, media/publishing, travel/hospitality, consumer, and high tech.

Data Center Processing Facility. We outsource to FDC the data processing and related computer services required for the operation of our processing services. Our ACP proprietary software and other software applications are run in FDC’s facility to obtain the necessary enterprise server computer capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the FDC facility through a combination of private and commercially-provided networks. Our service agreement with FDC expires June 30, 2010, and is cancelable only for cause, as defined in the agreement. We have a business continuity plan as part of our agreement with FDC should the FDC data processing center suffer an extended business interruption or outage.

In December 2008, we entered into an agreement with Infocrossing LLC (“Infocrossing”), a Wipro Limited company, to transition these outsourced data center services to Infocrossing. Infocrossing has been in the business of providing end-to-end information technology management solutions for over 25 years and operates world-class data centers throughout the U.S. for multiple computing environments and platforms. As part of the transition, we will setup and replicate the computing environment at the new Infocrossing data center location to protect against disruption. We plan to transition certain systems during 2009, with the final transition of services to Infocrossing from FDC expected to be completed in the first half of 2010, prior to the expiration of the FDC contract.

Client and Product Support. Our clients typically rely on us for ongoing support and training needs related to our products. We have a multi-level support environment for our clients, which includes dedicated account management teams to support the business, operational, and functional requirements of each client. These account teams help clients resolve strategic and business issues and are supported by our Solution Support Center (“SSC”), which operates 24 hours a day, seven days a week. Clients call an 800 number, and through an automated voice response unit, have their calls directed to the appropriate SSC personnel to answer their questions. We have a full-time training staff and conduct ongoing training sessions both in the field and at our training facilities.

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

We continually assess whether there is any risk to our intellectual property rights. Should these risks be improperly assessed, or if for any reason should our right to develop, produce, and distribute our products be successfully challenged or be significantly curtailed, it could have a material adverse impact on our financial condition and results of operations.

Employees

As of December 31, 2008, we had a total of 2,066 employees, an increase of 189 or 10%, from December 31, 2007. The increase in employees is a result of the addition of employees from the DataProse and Quaero acquisitions. Our success is dependent upon our ability to attract and retain qualified employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Code of Business Conduct and Ethics

A copy of our Code of Business Conduct and Ethics (the “Code of Conduct”) is maintained on our website. Any future amendments to the Code of Conduct, or any future waiver of a provision of our Code of Conduct, will be timely posted to our website upon their occurrence. Historically, we have had minimal changes to our Code of Conduct, and have had no waivers of a provision of our Code of Conduct.

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

Accordingly, the forward-looking statements are qualified in their entirety by reference to and are accompanied by the following meaningful cautionary statements identifying certain important risk factors that could cause actual results to differ materially from those in such forward-looking statements. This list of risk factors is likely not exhaustive. We operate in a rapidly changing and evolving market involving the North American communications industry (e.g., bundled multi-channel video, Internet, voice and IP-based services), and new risk factors will likely emerge. Further, as we enter new markets such as healthcare and financial services, we are subject to new regulatory requirements that increase the risk of non-compliance and the potential for economic harm to us and our customers. Management cannot predict all of the important risk factors, nor can it assess the impact, if any, of such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those in any forward-looking statements. Accordingly, there can be no assurance that forward-looking statements will be accurate indicators of future actual results, and it is likely that actual results will differ from results projected in forward-looking statements and that such differences may be material.

We Derive a Significant Portion of Our Revenues From a Limited Number of Clients, and the Loss of the Business of a Significant Client Would Materially Adversely Affect Our Financial Condition and Results of Operations.

The North American communications industry has experienced significant consolidation over the last several years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately two-thirds of our revenues being generated from our four largest clients, which are (in order of size) Comcast, DISH, Time Warner, and Charter. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients.

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

Our products and services are generally delivered through a variety of computing environments operated by us, which we will collectively refer to herein as “Systems.” We provide such computing environments through both outsourced arrangements, such as our current data processing arrangement with FDC, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our products and services are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the high availability and uncompromised security of our Networks and Systems to conduct their business operations.

Our Networks and Systems are subject to the risk of an extended interruption or outage due to many factors such as: (i) planned changes to our Systems and Networks for such things as scheduled maintenance and technology upgrades, or migrations to other technologies, service providers, or physical location of hardware; (ii) human and machine error; (iii) acts of nature; and (iv) intentional, unauthorized attacks from computer “hackers.” As noted above, we will begin to transition the data center services currently provided by FDC to Infocrossing during 2009, and expect to complete the final transition of such services in the first half of 2010. Because of the magnitude of the Systems and Networks that will be impacted by this transition, the above risks of an extended interruption or outage will be significantly heightened during this period.

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

The Current Macroeconomic Environment Could Adversely Impact Our Business.

In recent months, the U.S. has experienced a significant economic downturn and difficulties within the financial and credit markets, and these adverse economic conditions are predicted to continue into the foreseeable future. The possible adverse impacts to companies during these times include a reduction in revenues, decreasing profits and cash flows, distressed or default debt conditions, and/or difficulties in obtaining necessary operating capital. Because of the severity and the far-reaching impacts of the situation, all companies could be adversely affected by the current economic conditions to a certain degree, including CSG, our clients, and/or key vendors in our supply chain. There can be no assurances regarding the performance of our business, and the potential impact to our clients and key vendors, resulting from the current economic conditions.

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

We May Not Be Able to Respond to Rapid Technological Changes.

The market for customer interaction management solutions, such as customer care and billing products and services, is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon the continued market acceptance of our products, especially ACP, and our ability to continuously adapt, modify, maintain, and operate our products to address the increasingly complex and evolving needs of our clients, without sacrificing the reliability or quality of the products. In addition, the market is demanding that our products have greater architectural flexibility and interoperability with other computer systems, and that we are able to meet the demands for technological advancements to our products and services at a greater pace. Attempts to meet these demands subjects our R&D efforts to greater risks.

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

Further Consolidation of the North American Cable and DBS Industries May Have a Material Adverse Effect on Our Results of Operations.

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

Client Bankruptcies Could Adversely Affect Our Business.

In the past, certain of our clients have filed for bankruptcy protection. As a result of the current economic conditions and the additional financial stress this may place on companies, the risk of client bankruptcies is significantly heightened. Companies involved in bankruptcy proceedings pose greater financial risks to us, consisting principally of the following: (i) a financial loss related to possible claims of preferential payments for certain amounts paid to us prior to the bankruptcy filing date, as well as increased collectibility risk for accounts receivable, particularly those accounts receivable that relate to periods prior to the bankruptcy filing date; and/or (ii) the possibility of a contract being unilaterally rejected as part of the bankruptcy proceedings, or a client in bankruptcy may attempt to renegotiate more favorable terms as a result of their deteriorated financial condition, thus, negatively impacting our rights to future revenues subsequent to the bankruptcy filing. We consider these risks in assessing our revenue recognition and the collectibility of accounts receivable related to our clients that have filed for bankruptcy protection, and for those clients that are seriously threatened with a possible bankruptcy filing. We establish accounting reserves for our estimated exposure on these items which can materially impact the results of our operations in the period such reserves are established. There can be no assurance that our accounting reserves related to this exposure will be adequate. Should any of the factors considered in determining the adequacy of the overall reserves change adversely, an adjustment to the accounting reserves may be necessary. Because of the potential significance of this exposure, such an adjustment could be material.

We May Incur Additional Material Restructuring Charges in the Future.

In the past, we have recorded restructuring charges related to involuntary employee terminations, various facility abandonments, and various other restructuring activities. We continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce and operating facilities. As a result, there is a risk, which is inherently greater during economic downturns, that we may incur additional material restructuring charges in the future.

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

As of December 31, 2008, we were operating from ten leased sites in the U.S., representing approximately 624,000 square feet. This amount excludes approximately 106,000 square feet of leased space that we have abandoned.

We lease office facilities totaling approximately 100,000 square feet in Englewood, Colorado and surrounding communities. We utilize these office facilities primarily for: (i) corporate headquarters; (ii) sales and marketing activities; (iii) product and operations support; and (iv) R&D activities. The leases for these office facilities expire in the years 2013 through 2015.

We lease office facilities totaling approximately 225,000 square feet in Omaha, Nebraska. We utilize these facilities primarily for (i) client services, training, and product support; (ii) systems and programming activities; (iii) R&D activities; and (iv) general and administrative functions. The leases for these facilities expire in the years 2009 through 2012.

We lease an office facility totaling approximately 25,000 square feet in Chicago, Illinois. We utilize this facility primarily for: (i) R&D activities; (ii) client services; and (iii) professional services staff. The lease for this office facility expires in 2020.

We lease statement production and mailing facilities totaling approximately 274,000 square feet in Omaha, Nebraska, Wakulla County, Florida, Fairfield, New Jersey, Coppell, Texas, and Oxnard, California. The leases for these facilities expire in the years 2011 through 2019.

Additionally, as part of our acquisition of Quaero on December 31, 2008, we assumed operating leases for office facility space of approximately 9,000 square feet in Charlotte, North Carolina and 8,000 square feet in Burlington, Massachusetts. The leases for these facilities expire in the years 2010 and 2013, respectively.

We believe that our facilities are adequate for our current needs and that additional suitable space will be available as required. We also believe that we will be able to either: (i) extend our current leases as they terminate; or (ii) find alternative space without experiencing a significant increase in cost. See Note 10 to our Consolidated Financial Statements for information regarding our obligations under our facility leases.

Item 3.	Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In the opinion of our management, we are not presently a party to any material pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

************************************************************************************************

Executive Officers of the Registrant

As of December 31, 2008, our executive officers were Peter E. Kalan (Chief Executive Officer and President), Randy R. Wiese (Executive Vice President and Chief Financial Officer), Robert M. (“Mike”) Scott (Executive Vice President and Chief Operating Officer), and Joseph T. Ruble (Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer). We have employment agreements with each of the executive officers.

Peter E. Kalan

Chief Executive Officer and President

Mr. Kalan, 49, joined CSG in January 1997 and was named Chief Financial Officer in October 2000. In April 2006, he was named Executive Vice President of Business and Corporate Development. In December 2007, Mr. Kalan was named Chief Executive Officer and President, and elected to the Board. Prior to joining CSG, he was Chief Financial Officer at Bank One, Chicago, and he also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a BA degree in Business Administration from the University of Texas at Arlington.

Randy R. Wiese

Executive Vice President and Chief Financial Officer

Mr. Wiese, 49, joined CSG in 1995 as Controller and later served as Chief Accounting Officer. He was named Executive Vice President and Chief Financial Officer in April 2006. Prior to joining CSG, he was manager of audit and business advisory services and held other accounting-related positions at Arthur Andersen & Co. Mr. Wiese is a member of the AICPA and the Nebraska Society of Certified Public Accountants. He holds a BS degree in Accounting from the University of Nebraska-Omaha.

Robert M. Scott

Executive Vice President and Chief Operating Officer

Mr. Scott, 58, joined CSG in September 1999 as Vice President of the Broadband Services Division and served as Senior Vice President of that division from 2001 to 2004. In December 2004, Mr. Scott was named Executive Vice President, and became the head of the Broadband Services Division in March 2005. In July 2006, he was named Chief Operating Officer. Prior to joining CSG, he served for 21 years in a variety of management positions, both domestically and internationally, with First Data Corporation. Mr. Scott holds a BA degree in Social Studies from Florida Atlantic University.

Joseph T. Ruble

Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer

Mr. Ruble, 48, joined CSG in 1997 as Vice President and General Counsel. In November 2000 he was appointed Senior Vice President of Corporate Development, General Counsel & Corporate Secretary. In February 2007, he was named Executive Vice President. Prior to joining CSG, Mr. Ruble served from 1991 to 1997 as Vice President, General Counsel & Corporate Secretary for Intersolv, Inc., and as counsel to Pansophic Systems, Inc. for its international operations from 1988 to 1991. Prior to that, he represented the software industry in Washington, D.C. on legislative matters. Mr. Ruble holds a JD from Catholic University of America and a BS degree from Ohio University.

Board of Directors of the Registrant

Information related to our Board of Directors is provided below.

Bernard W. Reznicek

Consultant

The Premier Group

Mr. Reznicek, 72, was elected to the Board in January 1997 and presently serves as the Company’s non-executive Chairman of the Board. He currently provides consulting services through Premier Enterprises. Mr. Reznicek previously was an Executive with Central States Indemnity Company of Omaha, a Berkshire Hathaway company, from 1997 to 2003. He has 40 years of experience in the electric utility industry, having served as Chairman, President and Chief Executive Officer of Boston Edison Company and President and Chief Executive Officer of Omaha Public Power District. Mr. Reznicek currently is a director of Pulte Homes, Inc. (NYSE) and infoGROUP Inc. (NASDAQ).

Peter E. Kalan

Chief Executive Officer and President

CSG Systems International, Inc.

Mr. Kalan’s biographical information in included in “Executive Officers of the Registrant” section shown directly above.

Ronald Cooper

Former President and Chief Operating Officer

Adelphia Communications

Mr. Cooper, 51, was elected to the Board in November 2006. He has spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and Chief Operating Officer from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, and MediaOne and its predecessor Continental Cablevision, Inc. He has held various board and committee seats with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing and the New England Cable Television Association. In addition, Mr. Cooper is a trustee at the Denver Art Museum and a director for Colorado Public Radio.

Edward C. Nafus

Former Chief Executive Officer and President

CSG Systems International, Inc.

Mr. Nafus, 68, was elected to the Board in March 2005. Mr. Nafus joined CSG in August 1998 as Executive Vice President and became the President of our Convergent Services and Solutions Division in January 2002. In April 2005, Mr. Nafus assumed the position of Chief Executive Officer and President of CSG and held that position until his retirement in December 2007. Prior to joining CSG, Mr. Nafus held numerous management positions within FDC from 1978 to 1998. From 1992 to 1998, he served as Executive Vice President of FDC; from 1989 to 1992, he served as President of First Data International; and Executive Vice President of First Data Resources from 1984 to 1989. From 1971 to 1978, Mr. Nafus worked in sales management, training and sales for Xerox Corporation. From 1966 to 1971, Mr. Nafus was a pilot and division officer in the United States Navy. Mr. Nafus holds a BS degree from Jamestown College.

Janice I. Obuchowski

President

Freedom Technologies, Inc.

Ms. Obuchowski, 57, was elected to the Board in November 1997. She has been President of Freedom Technologies, Inc., a public policy and corporate strategy consulting firm specializing in telecommunications, since 1992. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radio Communication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce and as Administrator for the National Telecommunications and Information Administration. Ms. Obuchowski currently is a director of Orbital Sciences Corporation and Stratos Global Corporation.

Donald B. Reed

Former Chief Executive Officer

Cable & Wireless Global

Mr. Reed, 64, was elected to the Board in May 2005. He currently is retired, having served as Chief Executive Officer of Cable & Wireless Global from May 2000 to January 2003. Cable & Wireless Global, Cable & Wireless plc’s wholly owned operations in the United States, United Kingdom, Europe and Japan, is a

provider of internet protocol (IP) and data services to business customers. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997 Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. Mr. Reed currently is a director of Idearc Media (formerly Verizon Yellow Pages) and Aggregate Industries in London, England, a wholly owned subsidiary of Holcim Group located in Switzerland.

Frank V. Sica

Managing Partner

Tailwind Capital

Mr. Sica, 58, has served as a director of the Company since its formation in 1994. He is currently a Managing Partner of Tailwind Capital. From 2004 to 2005, Mr. Sica was a Senior Advisor to Soros Private Funds Management. From 2000 until 2003, he was President of Soros Private Funds Management which oversaw the direct real estate and private equity investment activities of Soros. In 1998, he joined Soros Fund Management where he was a Managing Director responsible for Soros’ private equity investments. From 1988 to 1998, Mr. Sica was a Managing Director at Morgan Stanley and its private equity affiliate, Morgan Stanley Capital Partners. Prior to 1988, Mr. Sica was a Managing Director in Morgan Stanley’s mergers and acquisitions department. From 1974 to 1977, Mr. Sica was an officer in the U.S. Air Force. Mr. Sica currently is a director of JetBlue Airways, Kohl’s Corporation, and NorthStar Realty Finance Corporation.

Donald V. Smith

Senior Managing Director

Houlihan Lokey Howard & Zukin, Inc.

Mr. Smith, 66, was elected to the Board in January 2002. He presently serves as Senior Managing Director of Houlihan Lokey Howard & Zukin, Inc., an international investment banking firm with whom he has been associated since 1988. Mr. Smith is involved as a senior professional in mergers, acquisitions, financial advisory, and financial restructurings for clients of the firm. From 1978 to 1988, he was employed by Morgan Stanley & Co. Incorporated, where he headed the valuation and reorganization services within that firm’s corporate finance group. Mr. Smith is director of the Princeton (NJ) Health Care Foundation and of Business Executives for National Security.

James A. Unruh

Managing Principal

Alerion Capital Group

Mr. Unruh, 68, was elected to the Board in June 2005. He became a founding principal of Alerion Capital Group, LLC (a private equity investment company) in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation from 1987 to 1997 and served as its Chairman and Chief Executive Officer from 1990 to 1997. From 1982 to 1987, Mr. Unruh held various executive positions, including Senior Vice President, Finance, with Burroughs Corporation, a predecessor of Unisys Corporation. Mr. Unruh currently is a director of Prudential Financial, Inc., Tenet Healthcare Corporation, and Qwest Communications International Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol “CSGS”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ.

	High	Low
2008
First quarter	$14.78	$10.49
Second quarter	13.80	10.81
Third quarter	20.16	10.88
Fourth quarter	17.83	12.79

	High	Low
2007
First quarter	$26.97	$24.02
Second quarter	28.22	24.45
Third quarter	27.26	19.64
Fourth quarter	21.97	14.52

On February 27, 2009, the last sale price of our common stock as reported by NASDAQ was $13.52 per share. On January 31, 2009, the number of holders of record of common stock was 231.

Dividends

We have not declared or paid cash dividends on our common stock since our incorporation. We did, however, complete a two-for-one stock split, effected in the form of a stock dividend, in March 1999. We intend to retain any earnings to finance the growth and development of our business, and at this time, we do not plan to pay cash dividends in the foreseeable future.

Our revolving credit facility contains certain restrictions on the payment of dividends. In addition, the payment of dividends has certain impacts to our Convertible Debt Securities. See Note 6 to our Consolidated Financial Statements for additional discussion of our revolving credit facility and Convertible Debt Securities, and the impact the payment of dividends may have on these items.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the S&P 500 Index, and our Standard Industrial Classification (“SIC”) Code Index: Computer Processing and Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2003, in our common stock and in each of the two indexes and that all dividends, if any, were reinvested.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
CSG Systems International, Inc.	$100.00	$149.72	$178.70	$214.01	$117.85	$139.87
Data Preparation & Processing Services	100.00	109.83	110.38	123.38	123.29	94.44
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	278,101	$33.55	9,066,548
Equity compensation plan not approved by security holders	69,790	21.60	1,252

Total	347,891	$31.15	9,067,800

Of the total number of securities remaining available for future issuance, 8,833,352 shares can be used for various types of stock-based awards, as specified in the individual plans, with the remaining 234,448 shares to be used for our employee stock purchase plan. See Note 12 to our Consolidated Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2008 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs (1)
October 1—October 31	457	$15.12	—	1,204,096
November 1—November 30	102,406	15.23	100,500	6,103,596
December 1—December 31	150,763	16.40	149,500	5,954,096

Total	253,626	$15.93	250,000

(1)	Effective November 13, 2008, our Board of Directors approved a 5 million share increase in the number of shares we are authorized to repurchase under the Stock Repurchase Program, bringing the total number of authorized shares to 35 million. The Stock Repurchase Program does not have an expiration date.
(2)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 6.	Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Consolidated Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statements of Income Data (1):
Revenues:
Processing and related services	$439,975	$382,070	$351,764	$346,463	$326,556
Software, maintenance and services	32,082	37,191	31,342	30,854	24,845

Total revenues	472,057	419,261	383,106	377,317	351,401

Cost of revenues (exclusive of depreciation, shown separately below) (5):
Processing and related services	226,343	193,135	173,536	170,344	146,837
Software, maintenance and services	19,007	24,674	20,975	19,720	25,047

Total cost of revenues	245,350	217,809	194,511	190,064	171,884
Other operating expenses (5):
Research and development	67,278	58,342	46,191	33,932	31,887
Selling, general and administrative	53,857	45,743	43,127	52,492	39,453
Depreciation	16,194	12,900	10,438	9,862	10,412
Restructuring charges (4)(5)	79	630	2,368	14,534	1,292

Total operating expenses	382,758	335,424	296,635	300,884	254,928

Operating income	89,299	83,837	86,471	76,433	96,473

Other income (expense):
Interest expense	(7,421)	(7,126)	(7,465)	(7,537)	(10,261)
Write-off of deferred financing costs (6)	—	—	—	—	(6,569)
Interest and investment income, net (2)(7)	4,998	16,529	21,984	4,059	975
Gain on repurchase of convertible debt securities (6)	7,001	—	—	—	—
Other, net	15	221	(21)	6	(303)

Total other	4,593	9,624	14,498	(3,472)	(16,158)

Income from continuing operations before income taxes	93,892	93,461	100,969	72,961	80,315
Income tax provision	(32,444)	(33,298)	(38,408)	(26,219)	(29,317)

Income from continuing operations	61,448	60,163	62,561	46,742	50,998

Discontinued operations (2):
Gain (loss) from discontinued operations (5)	—	547	(6,555)	(5,685)	(11,109)
Income tax benefit	323	61	3,764	12,172	7,295

Discontinued operations, net of tax	323	608	(2,791)	6,487	(3,814)

Net income	$61,771	$60,771	$59,770	$53,229	$47,184

Diluted net income (loss) per common share (7):
Income from continuing operations	$1.84	$1.50	$1.33	$0.96	$0.99
Discontinued operations, net of tax	0.01	0.02	(0.06)	0.13	(0.07)

Net income	$1.85	$1.52	$1.27	$1.09	$0.92

Weighted-average diluted shares outstanding (3)	33,477	40,021	47,102	48,571	51,223

Other Data (at Period End):
Number of clients' customers processed	45,312	45,104	45,354	45,228	43,472

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments (1)(2)(3)(6)	$141,217	$132,832	$415,490	$392,224	$149,436
Working capital (2)(3)	184,675	180,983	454,117	444,738	172,675
Goodwill (1)	103,971	60,745	14,228	623	623
Total assets (3)	485,214	422,388	653,496	638,376	710,407
Total debt (6)(7)	200,300	230,000	230,000	230,000	230,000
Total treasury stock (3)	671,841	667,858	360,259	296,976	224,008
Total stockholders' equity (3)	149,766	82,524	317,734	298,330	308,070

Cash Flow Data:
Cash flows from operating activities	$114,647	$115,379	$118,150	$102,574	$119,268

(1)	As previously discussed, during 2008 and 2007 we acquired several businesses as part of our growth and diversification strategy which resulted in top line revenue growth for 2008 and 2007 of 12.6% and 9.4%, respectively, of which approximately three-fourths of the 2008 growth rate and one-half of the 2007 growth rate can be attributed to these acquired entities, with the remaining growth in each year attributed to organic growth factors. See Note 3 to our Consolidated Financial Statements for additional discussion regarding these acquisitions.
(2)	In 2005, we sold our GSS and plaNet businesses and recorded a net pretax gain (loss) on the disposal of these businesses of $(6.0) million and $10.9 million, respectively, in 2006 and 2005. As a result, the results of operations for the GSS and plaNet businesses have been reflected as discontinued operations for all periods presented in our Consolidated Statements of Income. Additionally, we received approximately $233 million in net cash proceeds from the sale of these businesses, which is the primary reason for the significant increase in cash, cash equivalents, and short-term investments between 2004 and 2005, and related increase in interest and investment income in 2006 and 2007. See Note 8 to our Consolidated Financial Statements for additional discussion.
(3)	In August 1999, our Board of Directors approved our Stock Repurchase Program which authorized us to purchase shares of our common stock from time-to-time as business conditions warrant. During 2008, 2007, 2006, 2005, and 2004, we repurchased 0.3 million, 13.2 million, 2.5 million, 3.8 million, and 3.0 million shares, respectively for $4.0 million, $307.6 million, $63.3 million, $73.0 million, and $52.9 million. The significant stock repurchases made during 2007 was the primary reason for the decrease in our cash balance between 2006 and 2007. As of December 31, 2008, 6.0 million shares of the 35.0 million shares authorized under the Stock Repurchase Program remain available for repurchase. See Note 11 to our Consolidated Financial Statements for additional discussion of the Stock Repurchase Program.
(4)	Over the years, we have made several changes to our business operations and implemented several cost reduction initiatives that resulted in restructuring charges of $0.1 million, $0.6 million, $2.4 million, $14.5 million, and $1.3 million, respectively, for 2008, 2007, 2006, 2005, and 2004. The large restructuring expense in 2005 was almost entirely related to the changes we made in our business as a result of the sale of the GSS and plaNet businesses.
(5)	In 2005, certain equity awards held by key members of our management team included a change in control provision that was triggered upon the closing of the sale of the GSS Business. The change in control provision resulted in accelerated vesting as of December 9, 2005 for the equity awards impacted, and thus, stock-based compensation expense of $4.7 million related to the accelerated vesting of these equity awards was recorded as stock-based compensation expense in the fourth quarter of 2005, of which $0.9 million was included in discontinued operations, and $3.8 million was included in continuing operations as part of restructuring charges. Total stock-based compensation expense recognized during 2008, 2007, 2006, 2005, and 2004, was $11.6 million, $11.1 million, $12.2 million, $20.4 million, and $14.9 million, respectively. Of these amounts, $11.6 million, $11.1 million, $12.2 million, $17.0 million, and $10.6 million, are reflected in continuing operations for 2008, 2007, 2006, 2005, and 2004, respectively, with the remaining amounts reflected in discontinued operations for the respective periods. See Notes 2 and 12 to our Consolidated Financial Statements for additional discussion of these matters.
(6)	In June 2004, we completed an offering of $230 million of Convertible Debt Securities and used the proceeds, along with available cash, cash equivalents and short-term investments to: (i) repay the outstanding balance of the term credit facility; (ii) repurchase 2.1 million of shares of our common stock; and (iii) pay debt issuance costs of $7.2 million. As a result, we wrote off unamortized deferred financing costs attributable to the term credit facility of $6.6 million. During 2008, we repurchased $29.7 million (par value) of our Convertible Debt Securities for $22.4 million, and recognized a gain on the repurchase of $7.0 million, after the write-off of $0.3 million of deferred financing costs. See Note 6 to our Consolidated Financial Statements for additional discussion of our long-term debt.
(7)	In 2009, we will be adopting FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) and FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Both of these FSP’s are required to be applied retrospectively to all comparable periods presented beginning with our Form 10-Q for the quarter ended March 31, 2009. See Note 2 to our Consolidated Financial Statements for additional discussion of these matters.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Management Overview

Our Company. We are a leading provider of software- and services-based customer interaction management solutions that help our clients build commerce by better engaging and transacting with their customers. Our solutions enable our clients to build new offerings, to engage customers on those offerings, and to deliver them through effective and profitable customer transactions. Our clients maximize the value and minimize the costs associated with their customer interactions by using our solutions to conduct key business processes such as targeting prospective customers, rolling out and offering new products quickly, efficiently managing order processing, streamlining operations, managing field workforces, improving customer satisfaction, integrating actionable customer intelligence, developing marketing strategies, printing and mailing monthly statements, and electronically transacting with customers. Our solutions provide clients with favorable results through improved operating efficiencies, decreased churn rates, accelerated marketing effectiveness, lower overall costs, and increased profitability.

Our proven technology is based on more than 25 years of expertise in serving clients in several complex and highly competitive industries. These clients typically handle a high volume of recurring transactions and complex customer relationships through a growing set of touch points, ranging from call centers, on-line Internet access, emails, text messages, interactive messaging, service technicians, and monthly statements. Our solutions and services are at work behind the scenes of systems that support customer interactions of some of the largest and most innovative service providers in North America. Our heritage is in providing outsourced customer interaction management solutions to the cable and direct broadcast satellite (“DBS”) companies, which represent approximately 88% and 95%, respectively, of our 2008 and 2007 revenues. Building upon those years of experience, we have broadened and enhanced our solutions to now serve an increasing number of other industries such as financial services, utilities, telecommunications, healthcare, and home security.

Our solutions are delivered and supported by an experienced and dedicated workforce of more than 2,000 employees. We are a S&P SmallCap 600 company.

The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a fewer number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately two-thirds of our 2008 revenues being generated from our four largest clients, which are Comcast, DISH, Time Warner, and Charter.

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

Because of the severity and the far-reaching impacts of the situation, all companies could be adversely affected by the current economic conditions to a certain degree, including CSG, our clients, and/or key vendors in our supply chain. Some possible near term negative consequences of the current economic environment to our business include tightening of client spending and/or extended sales cycles which could materially lower our revenues related to our clients’ discretionary spending for such things as special project work, marketing activities, new product sales, and software and professional services projects. We believe that our recurring revenue and predictable cash flow business model, our sufficient sources of liquidity, and our stable capital structure lessen the risk of a significant negative impact to our business as a result of the current economic conditions. Additionally, we believe our key clients have business models that have historically performed well, as compared to other industries, in down economic conditions. However, there can be no assurances regarding the performance of our business, and the potential impact to our clients and key vendors, resulting from the current economic conditions.

Results of Operations. A summary of our results of operations and other key performance metrics for 2008 are as follows:

•

Our consolidated revenues for 2008 were $472.1 million, an increase of 12.6% when compared to $419.3 million for 2007. The increase in revenues is reflective of the success we have experienced in our plan to grow top-line revenues and achieve market diversification through both acquisitions and organic growth, as discussed in greater detail below.

•

Our operating expenses for 2008 were $382.8 million, an increase of 14.1% when compared to $335.4 million for 2007, with approximately 80% of this increase related to the year-over-year impact of the ComTec, Prairie, and DataProse businesses (collectively, the “Acquired Businesses”).

•

Operating income for 2008 was $89.3 million (18.9% operating margin percentage), compared to $83.8 million (20.0% operating margin percentage) for 2007. The decrease in operating income margin between years is due to the dilutive impact of the Acquired Businesses.

•

Income from continuing operations (net of tax) for 2008 was $61.4 million, or $1.84 per diluted share, compared to $60.2 million, or $1.50 per diluted share, for 2007. The 2008 amount includes a $7.0 million gain (pretax impact), or $0.14 per diluted share, included in other income related to our repurchase of some of our convertible debt securities. Absent the impact of this $0.14 gain, our 2008 EPS from continuing operations increased 13% when compared to 2007. This 13% growth is primarily due to a decrease in the weighted-average shares outstanding for the year ended December 31, 2008, as a result of our significant share repurchases made under our stock repurchase program during 2007.

•

Operating income for 2008 includes non-cash charges related to depreciation, amortization, and stock-based compensation expense totaling $43.5 million (pretax impact), or $0.86 per diluted share impact, as compared to non-cash charges for 2007 of $41.8 million (pretax impact), or $0.68 per diluted share impact.

•

We continue to generate strong cash flows as a result of our profitable operations and through our effective management of our working capital items. During 2008, we generated $114.6 million of cash flows from operating activities, relatively consistent to the $115.4 million of cash flows from operating activities we generated during 2007. Our cash and short-term investments totaled $141.2 million at December 31, 2008, compared to $132.8 million as of December 31, 2007.

Other key events related to our operations for 2008 were as follows:

•	As discussed earlier, as part of our strategy to extend our customer interaction management capabilities and enter new vertical markets, we closed on the DataProse and Quaero acquisitions during 2008.

•	The DataProse acquisition closed on April 30, 2008, contributed approximately $15 million in revenues for 2008, and was slightly dilutive to our 2008 results of operations.

•	The Quaero acquisition closed on December 31, 2008, and as a result, did not impact our 2008 results of operations.

See Note 3 to our Consolidated Financial Statements for additional discussion of these acquisitions.

•	During 2008, we had the following key customer renewals:

•	In April 2008, we extended our agreement with Mediacom Communications through July 2014.

•

In July 2008, we entered into a restated and amended Master Subscriber Management System Agreement with Comcast that extends our contractual relationship with Comcast through December 31, 2012. See our Significant Client Relationships Section below for further discussion.

•	In December 2008, we renewed our print services contract with Cox Communications, our largest print-only client, for an additional three years through December 31, 2011.

•

In December 2008, we entered into a one-year extension to our current contract with DISH, which extended the term through December 31, 2009. See our Significant Client Relationships Section below for further discussion.

•	During 2008, we invested $67.3 million, or approximately 14% of our revenues, in R&D activities.

•

During 2008, we repurchased $29.7 million (par value) of our Convertible Debt Securities for $22.4 million, and recognized a gain on the repurchase of $7.0 million (pretax impact), after the write-off of a proportional amount of deferred financing costs.

•

In November 2008, our Board of Directors approved a 5.0 million share increase in the number of shares authorized for repurchase under our Stock Repurchase Program, bringing the remaining number of shares we are authorized to repurchase at December 31, 2008 to approximately 6 million. During 2008, we repurchased a total of 250,000 shares, for a total of $4.0 million (a weighted-average price of $15.93 per share) under the program.

Significant Client Relationships

Comcast. Comcast continues to be our largest client. For 2008 and 2007, revenues from Comcast represented approximately 27% of our total revenues.

On July 10, 2008, we entered into a restated and amended Master Subscriber Management System Agreement with Comcast. Our previous contract with Comcast was scheduled to expire December 31, 2008. The new Comcast processing agreement was effective beginning July 1, 2008 and runs through December 31, 2012. The expected scope of the products and services to be utilized under the new Comcast processing agreement is consistent with our previous Comcast contract and provides Comcast the option to expand its utilization of certain of our products and services not fully deployed in all of the Comcast markets we currently serve, or across Comcast’s entire enterprise.

The fees generated under the new Comcast processing agreement are based on monthly charges for processing and related services per Comcast customer account, and various other ancillary services based on actual usage. The per unit fees are subject to annual inflationary price escalators. The new Comcast processing agreement includes various volume-based pricing incentives. When compared to the previous contract, there is a price reduction at several of the higher volume tiers, which in effect, reduces the fees we receive for such services at Comcast’s current customer account levels.

The new Comcast processing agreement contains certain financial commitments associated with the number of Comcast customer accounts that are to be processed on our systems, with such commitments decreasing over the life of the agreement, beginning in 2009. Additionally, it provides Comcast with the flexibility to either add or remove customer accounts from our systems with sufficient written notification. However, if Comcast chooses to process fewer customer accounts on our systems than the committed amounts, the monthly fees to be paid by Comcast will be based on the higher number of committed customer accounts for the applicable billing period.

Consistent with the structure of the previous Comcast contract, the new Comcast processing agreement contains certain rights and obligations of both parties relating to the following: (i) the termination of the agreement under certain conditions; (ii) various service level commitments; and (iii) remedies and limitation on liabilities associated with specified breaches of contractual obligations.

As of July 1, 2008, the beginning of the new contract term, we had a $6 million Comcast client contract intangible asset that was previously being amortized as a contra revenue charge through December 31, 2008. As a result of the extension in the life of our contractual arrangement with Comcast, the amortization of the remaining $6 million has been extended through the end of the new contractual period of December 31, 2012. Beginning July 1, 2008, the amortization of the Comcast client contract intangible asset is $0.1 million per month, compared to the previous $1.0 million per month, which resulted in an approximate $5 million reduction in contra revenue amortization in the second half of 2008, when compared to the first half of 2008. The net impact of this change in contra revenue amortization and the decrease in recurring monthly processing fees that we received from Comcast in 2008 was not significant.

The Comcast processing agreement and related material amendments, with confidential information redacted, are included in the exhibits to our periodic filings with the SEC.

DISH. DISH is our second largest client. For 2008 and 2007, DISH represented approximately 18% and 20%, respectively, of our total revenues.

On December 31, 2008, we entered into the Seventeenth Amendment (the “Amendment”) to the Master Subscriber Management System Agreement with DISH. The impact of the Amendment is summarized as follows:

•

The term of the DISH processing agreement was extended for a one-year period beginning on January 1, 2009 and expiring on December 31, 2009. The fees to be paid by DISH during this period are at the rates specified in the DISH processing agreement, which had been scheduled to expire December 31, 2008.

•

Prior to entering into the Amendment, upon satisfying certain conditions contained in the DISH processing agreement, DISH had an option to extend the term for either one or two years beyond December 31, 2008. As a result of the Amendment, DISH no longer has the unilateral option to extend the agreement beyond December 31, 2009.

•	All other terms are unchanged as a result of the Amendment.

At this time, we expect our 2009 revenues from DISH to be relatively consistent with those generated from DISH in 2008. A copy of the Amendment, along with the DISH processing agreement and other related material amendments, with confidential information redacted, are included in the exhibits to our periodic filings with the SEC.

Time Warner. Time Warner is our third largest client. For 2008 and 2007, revenues from Time Warner represented approximately 14% and 13%, respectively, of our total revenues. Our processing agreement with Time Warner runs through March 31, 2013. The Time Warner processing agreement contains provisions establishing annual minimum customer account levels that have to be processed on our systems, which we expect Time Warner to exceed based on the number of Time Warner customers currently on our systems. The Time Warner processing agreement and related material amendments are filed as Exhibit 10.24 to this Form 10-K, with confidential information redacted.

Charter. Charter is our fourth largest client. For 2008 and 2007, revenues from Charter represented approximately 8% and 9%, respectively, of our total revenues.

On February 17, 2009, we entered into a new processing agreement with Charter to expand the use of our solutions supporting Charter’s national video, high-speed data, and telephony footprint through December 31, 2014. Our previous contract with Charter went through December 31, 2012. We currently provide customer interaction management solutions to approximately 60% of Charter’s residential customers. Under the new processing agreement, Charter plans to convert its remaining residential customers to our solutions, with conversions expected to begin in late 2009. The new processing agreement contains minimum financial commitments over the life of the agreement. At this time, we do not expect the new agreement to have a significant impact on our 2009 results of operations.

On February 12, 2009, Charter publicly announced a restructuring plan that included the following key points:

•

Charter had reached an agreement-in-principle with an ad hoc committee of certain of its debt holders on the terms of a financial restructuring to reduce Charter’s debt by approximately $8 billion on certain outstanding senior notes.

•	Under the terms of the agreement, Charter intends to implement its financial restructuring through a Chapter 11 bankruptcy filing to be initiated on or before April 1, 2009.

•

The purpose of Charter’s financial restructuring is to strengthen its balance sheet in order to fully support the company’s operations and service its debt. As such, the agreement-in-principle contemplates paying trade creditors in full.

•	The agreement-in-principle is subject to numerous closing conditions and there is no assurance that the treatment of creditors outlined in Charter’s public statements will not change significantly.

As discussed in Section 1A. Risk Factors above, companies involved in bankruptcy proceedings pose greater financial risks to us, consisting principally of the following: (i) a financial loss related to possible claims of preferential payments for certain amounts paid to us prior to the bankruptcy filing date, as well as increased collectbility risk for accounts receivable, particularly those accounts receivable that relate to periods prior to the bankruptcy filing date; and/or (ii) the possibility of a contract being unilaterally rejected or as part of the bankruptcy proceedings, or a client in bankruptcy may attempt to renegotiate more favorable terms as a result of their deteriorated financial condition, thus, negatively impacting our rights to future revenues subsequent to the bankruptcy filing.

As of December 31, 2008, we had approximately $12 million of accounts receivable due from Charter, none of which had a specific allowance for doubtful accounts receivable amount established against it. The entire amount of this accounts receivable balance was collected in the normal course as of the date of this filing and we believe that Charter’s history of timely paying our invoices significantly reduces our preferential payment risk related to our 2008 Consolidated Financial Statements if Charter was indeed to declare bankruptcy as noted in their February 12, 2009 public announcement.

Although we provide customer care and billing services that are generally critical to the ongoing operations of entities such as Charter, for which there generally is no near-term alternative for a substitute vendor because of the complexity of the systems and networks involved in the delivery of our services and the pervasiveness of the use of such systems and networks across Charter’s business enterprise, there can be no assurances regarding the expected financial impact to our business if Charter does file for bankruptcy on or before April 1, 2009, as indicated in their public statements.

Significant New Expense Items for 2009

Data Center Transition. We currently utilize FDC to provide the data center computing environment for the delivery of most of our customer care and billing services and related solutions under a contract that runs through June 30, 2010. In December 2008, we entered into an agreement with Infocrossing to transition these outsourced data center services from FDC to Infocrossing prior to the expiration of the FDC contract term. Infocrossing has provided end-to-end IT management solutions for over 25 years, and operates data centers throughout the U.S. for multiple computing environments and platforms. The term of the Infocrossing agreement is five years beginning on the date of full conversion.

As a result, we expect to incur transition-related costs and capital expenditures during the time period leading up to the final transition of services from FDC to Infocrossing. These transition costs are one-time in nature and will include such things as labor and consulting costs for the transition team, and capital expenditures and related infrastructure costs to setup and replicate the computing environment at the new Infocrossing data center location to protect against disruption during the transition period. Operating costs related to the transition efforts (“Data Center Transition Expenses”) will be expensed as incurred.

We estimate that the Data Center Transition Expenses for 2009 will be approximately $17 million to $18 million, or approximately $0.32 to $0.34 per diluted share negative impact, and are expected to have a negative impact of approximately $9 million to $10 million on our 2009 cash flows from operations. These amounts are based on the best available estimates at this time and may fluctuate up or down during the transition.

The Infocrossing agreement, with confidential information redacted, is filed as Exhibit 10.41 to this Form 10-K.

Change in Accounting for Convertible Debt Securities. Effective January 1, 2009, we will change the accounting for our Convertible Debt Securities as a result of a change in an accounting pronouncement (See Note 2 to our Consolidated Financial Statements). Historically, we have recorded the entire par value of our Convertible Debt Securities as long-term debt. The accounting rule change requires us to refer back to the original issue date of June 2004 and record an original issue discount (“OID”) equal to the amount attributable to the convertible equity feature of the securities. The corresponding value assigned to the OID will be recorded as equity. The OID is then required to be amortized to book interest expense subsequent to the issue date through June 2011, the first put date option of our Convertible Debt Securities.

The overall effective interest rate for 2009 for our Convertible Debt Securities as a result of this new accounting pronouncement will be 8% annually, which consists of the cash coupon rate of 2.5%, plus the impact of the OID amortization using the effective interest rate method of amortization. This will result in additional interest expense of approximately $9.4 million for 2009, or approximately $0.18 per diluted share. This additional interest expense is a non-cash expense, and therefore, will not impact our historical or expected future cash flows from operations.

Relevant balance sheet and income statement information related to the adoption of this new accounting pronouncement, as of December 31, 2008, are provided below (in thousands, except per share amounts). These estimated amounts are still subject to change pending final accounting conclusions related to the adoption of this accounting pronouncement. In addition, the future estimated amounts can change if we repurchase any of our Convertible Debt Securities after December 31, 2008.

Estimated Balance Sheet Information:	December 31, 2009	December 31, 2008	At Issue Date (June 2004)
Convertible Debt Securities outstanding (par value)	$200,300	$200,300	$230,000
OID	(15,100)	(24,500)	(67,600)

Convertible Debt Securities, net of unamortized OID	$185,200	$175,800	$162,400

Estimated Income Statement Information:	Year Ended December 31, 2009	Year Ended December 31, 2008
Coupon interest (2.5%)	$5,000	$5,600
Amortization of OID	9,400	9,800

Total book interest expense on Convertible Debt Securities (effective rate of 8%)	$14,400	$15,400

Per diluted share impact of amortization of OID	$(0.18)	$(0.19)

The new accounting rule requires retroactive application of the new treatment. As a result, beginning in the first quarter of 2009, we will provide restated financial statements for all comparable periods presented prior to January 1, 2009.

Accounting for Business Combinations

Effective January 1, 2009, we will adopt SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business combinations. The most notable impacts of this change in accounting relate to the following: (i) acquisition-related costs; and (ii) contingent consideration. Acquisition-related costs will no longer be considered part of the cost of the acquisition, but instead, must be expensed in the period the costs are incurred. Contingent consideration (such as an earn-out) will be recognized at its acquisition-date fair value as part of the cost of the acquisition, and will be remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value being reflected in earnings. This accounting change may be relevant to us as we have made five acquisitions in the last three years, and our growth strategy includes the possibility of further acquisitions. The impact of the adoption of SFAS 141(R) on our consolidated financial position and results of operations will largely be dependent on the size and nature of the business combinations, if any, completed after the adoption of this statement.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the Consolidated Statements of Income (in thousands):

	2008	2007	2006
Cost of processing and related services	$3,451	$3,277	$4,371
Cost of software, maintenance and services	611	745	713
Research and development	1,664	1,246	1,530
Selling, general and administrative	5,879	5,834	5,600

Total stock-based compensation expense	$11,605	$11,102	$12,214

See Notes 2 and 12 to our Consolidated Financial Statements for additional discussion of our stock-based compensation expense.

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

We have identified the most critical accounting policies that affect our financial condition and the results of our operations. These critical accounting policies were determined by considering our accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of long-lived assets; (iv) income taxes; and (v) business combinations and asset purchases. These critical accounting policies, as well as our other significant accounting policies, are disclosed in the notes to our Consolidated Financial Statements.

Revenue Recognition. The revenue recognition policies that involve the most complex or subjective decisions or assessments that may have a material impact on our business’ operations relate to: (i) the application of the guidelines of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) when determining a revenue arrangement’s separate units of accounting; and (ii) the accounting for software arrangements.

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

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) the economic condition of the industry in which the client conducts the majority of its business; and (iv) a deterioration in a client’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. Our credit risk is heightened due to our concentration of clients within the North American cable television and DBS industries. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change significantly, an adjustment to the allowance for doubtful accounts receivable may be necessary. Because of the overall significance of our gross billed accounts receivable balance ($123.3 million as of December 31, 2008), such an adjustment could be material.

Impairment Assessments of Goodwill and Other Long-Lived Assets.

Goodwill. Goodwill is required to be tested for impairment on an annual basis. We have elected to do our annual test for possible impairment as of July 31 of each year. In addition to this annual requirement, goodwill is required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate a possible impairment may have occurred. Under the current accounting standard, goodwill is considered impaired if the carrying value of the reporting unit which includes the goodwill is greater than the estimated fair value of the reporting unit. If it is determined that an impairment has occurred, an impairment loss (equal to the excess of the carrying value of the goodwill over its estimated fair value) is recorded.

We utilize discounted cash flow models and relevant market information for comparable companies to determine fair value used in our goodwill impairment valuation. Our estimates of fair value are based upon various key assumptions such as: (i) projected future sales, which include assumptions around market penetration and growth, and the success of any new product and service offerings; (ii) the profitability of future operations; (iii) the appropriate discount rate; and (iv) the identification of comparable companies. These assumptions, by their nature, are subject to significant judgments. Changes to one or more of these assumptions due to such factors as: (i) a significant adverse change in the legal environment or in the business climate; (ii) unanticipated or increased competition; and (iii) loss of key personnel, could materially affect the determination of fair value which could result in a future impairment of goodwill. We have considered the impacts of the recent significant economic downturn and the difficulties within the financial and credit markets when evaluating our goodwill balances as of December 31, 2008.

Other Long-lived Assets. Long-lived assets other than goodwill, which for us relates primarily to property and equipment, software, and client contracts, are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. A long-lived asset is impaired if estimated future undiscounted cash flows associated with that asset, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of estimated future cash flows and, if required, the determination of the fair value of a long-lived asset, are by their nature, highly subjective judgments. Changes to one of more of the assumptions utilized in such an analysis could materially affect our impairment conclusions for long-lived assets.

Income Taxes. We are required to estimate our income tax liability in each jurisdiction in which we operate, which is primarily the U.S. (including both Federal and state income taxes). Various judgments are required in evaluating our income tax positions and determining our provisions for income taxes. During the ordinary course of our business, there are certain transactions and calculations for which the ultimate income tax determination may be uncertain. In addition, we may be subject to examination of our income tax returns by various tax authorities which could result in adverse outcomes. For these reasons, we establish a liability associated with unrecognized tax benefits based on estimates of whether additional taxes and interest may be due. We adjust this liability based upon changing facts and circumstances, such as the closing of a tax audit, the closing of a tax year upon the expiration of a statute of limitations, or the refinement of an estimate. Should any of the factors considered in determining the adequacy of this liability change significantly, an adjustment to the liability may be necessary. Because of the potential significance of these issues, such an adjustment could be material.

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

For larger and/or more complex acquisitions, the assignment of value to individual intangible assets generally requires the use of a specialist, such as an appraiser or valuation expert. The assumptions we use in the appraisal or valuation process are forward-looking, and thus are subject to significant judgments and interpretations by us. Because individual intangible assets: (i) may be expensed immediately upon acquisition (e.g., purchased in-process R&D assets); (ii) amortized over their estimated useful life (e.g., acquired software); or (iii) not amortized at all (e.g., goodwill), the assigned values could have a material impact on our results of operations in current and future periods.

Detailed Discussion of Results of Operations

Total Revenues. Total revenues for: (i) 2008 increased 12.6% to $472.1 million, from $419.3 million for 2007; and (ii) 2007 increased 9.4% to $419.3 million, from $383.1 million for 2006. The increases in total revenues are reflective of the success we have experienced in our plan to grow top-line revenues and achieve market diversification through both acquisitions and organic growth, as discussed in further detail below. Approximately three-fourths of the increase in revenues between 2008 and 2007, and one-half of the increase in revenues between 2007 and 2006, related to the year-over-year impact of the additional revenues generated from the Acquired Businesses, with the remaining portion of the increases attributed to organic growth factors. The components of total revenues are discussed in more detail below.

Processing Revenue. Processing revenues for: (i) 2008 increased 15.2% to $440.0 million, from $382.1 million for 2007; and (ii) 2007 increased 8.6% to $382.1 million, from $351.8 million for 2006.

•

Approximately two-thirds of the increase in processing revenues between 2008 and 2007 related to the revenues generated from the Acquired Businesses (as all of their revenues fall within this revenue classification). The remaining processing revenue growth can be attributed to organic growth resulting from increased utilization of new and existing products and services by our clients, to include such things as: (i) higher usage of marketing services; and (ii) various ancillary customer care solutions, such as order workflow tools, professional services, system interfaces and reporting tools.

•

Approximately one-half of the increase in processing revenues between 2007 and 2006 related to the revenues generated from the 2007 acquisitions of the ComTec and Prairie businesses, with the remaining portion attributed to increased utilization of new and existing products and services by our clients, to include such things as: (i) higher usage of marketing services; and (ii) various ancillary customer care solutions.

Additional information related to processing revenues is as follows:

•

Amortization of the client contracts intangible asset (reflected as a reduction of processing revenues) for 2008, 2007, and 2006, was $9.2 million, $14.4 million, and $13.4 million, respectively. The decrease in amortization in 2008 was due to the change in the life of the Comcast client contract intangible asset as a result of the extension of the contractual arrangement with Comcast effective July 1, 2008, as discussed above.

•	Total customer accounts processed on our systems as of December 31, 2008, 2007, and 2006, were 45.3 million, 45.1 million, and 45.4 million, respectively.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for: (i) 2008 decreased 13.7% to $32.1 million, from $37.2 million for 2007; and (ii) 2007 increased 18.7% to $37.2 million, from $31.3 million for 2006.

•

The decrease in software, maintenance and services revenue between 2008 and 2007 was due to lower professional services revenues and lower software-related revenues, as a result of the timing and type of work our professional services team has been engaged in (e.g., longer term implementations which required the fees be deferred upfront and recognized over the life of the service agreement).

•

The increase in software, maintenance and services revenues between 2007 and 2006 was a result of our increased emphasis on expanding our professional services organization, to include the acquisition of Telution.

Cost of Processing and Related Services (Exclusive of Depreciation). The cost of processing and related services revenues consists principally of the following: (i) data processing and network communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.); (iii) client support organizations (e.g., our client support call center, account management, etc.); (iv) various product support organizations (e.g., product management and delivery, product maintenance, etc.); (v) facilities and infrastructure costs related to the statement production and support organizations; and (vi) amortization of acquired client contracts. The costs related to new product development (including significant enhancements to existing products) are included in R&D expenses.

The cost of processing and related services for: (i) 2008 increased 17.2% to $226.3 million, from $193.1 million; and (ii) 2007 increased 11.3% to $193.1 million, from $173.5 million for 2006.

•

Over 85% of the year-over-year increase in cost of processing and related services between years related to the impact of the Acquired Businesses (as all of their cost of revenues fall within this expense classification).

•

Approximately 60% of the year-over-year increase in cost of processing and related services between 2007 and 2006 related to the impact of the ComTec and Prairie businesses. The remaining year-over-year increase related to: (i) an increase in data processing costs due to greater processing requirements for ACP functionality; and (ii) an increase in variable costs related to the delivery of ancillary products and services (e.g., print costs, etc.), which directly correlate with the increase in revenues related to ancillary products and services.

Total processing and related services cost of revenues as a percentage of our processing and related services revenues for 2008, 2007, and 2006 were 51.4%, 50.5%, and 49.3%, respectively. The sequential increases in processing costs as a percentage of processing and related services revenues between periods was due to the impact of the Acquired Businesses.

Cost of Software, Maintenance and Services (Exclusive of Depreciation). The cost of software, maintenance and services revenues consists principally of the following: (i) client support organizations (e.g., our client support call center, account management, etc.); (ii) various product support organizations (e.g., product management and delivery, product maintenance, etc.); (iii) professional services organization; (iv) facilities and infrastructure costs related to these organizations; (v) third-party software costs and/or royalties related to certain software products; and (vi) amortization of acquired software and acquired client contracts. The costs related to new product development (including significant enhancements to existing products) are included in R&D expenses.

The cost of software, maintenance and services for: (i) 2008 decreased 23.0% to $19.0 million, from $24.7 million for 2007; and (ii) 2007 increased 17.6% to $24.7 million, from $21.0 million for 2006.

•

The decrease in cost of software, maintenance and services between 2008 and 2007 reflects a reassignment of personnel and related costs that were previously working on software maintenance projects to R&D projects.

•

The increase in cost of software, maintenance and services between 2007 and 2006 was due to an increase in employee-related costs as a result of an increase in personnel assigned internally to software maintenance projects and our emphasis on expanding our professional services organization. This increase in expense is reflective of the increase in revenues between years.

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for 2008, 2007, and 2006 were 59.2%, 66.3%, and 66.9%, respectively. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software, maintenance and services as a percentage of our software, maintenance and services revenues will likely occur between periods.

R&D Expense (Exclusive of Depreciation). R&D expense for: (i) 2008 increased 15.3% to $67.3 million, from $58.3 million for 2007; and (ii) 2007 increased 26.3% to $58.3 million, from $46.2 million for 2006. The increases in R&D expense between years was the result of an increase in personnel and related costs on R&D projects, as more employees were redirected to R&D efforts during 2008 and 2007, reflective of our increased focus on product development and enhancement efforts. We did not capitalize any software development costs in 2008, 2007, or 2006.

During 2008, 2007, and 2006, our R&D efforts were focused on the continued evolution of our products, both functionally and architecturally, in response to market demands that our products have certain functional features and capabilities, as well as architectural flexibilities (such as service oriented architecture, or SOA). This product evolution will result in the modularization of certain product functionality that historically has been tightly integrated within our product suite, which will allow us to respond more quickly to required changes to our products and provide greater interoperability with other computer systems. Although our primary value proposition to our clients will continue to be the breadth and depth of our integrated solutions, these R&D efforts will also allow us to separate certain product components so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, including the use of certain products across non-CSG customer care and billing systems.

As a percentage of total revenues, R&D expense for 2008, 2007, and 2006, was 14.3%, 13.9%, and 12.1%, respectively. At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. In the near term, we expect that our investment in R&D will be in a range comparable with that of 2008, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative Expense (Exclusive of Depreciation) (“SG&A”). SG&A expense for: (i) 2008 increased by 17.7% to $53.9 million, from $45.7 million for 2007; and (ii) 2007 increased 6.1% to $45.7 million, from $43.1 million for 2006. The increase in SG&A expenses between periods reflects the impact of the sales and marketing costs of the Acquired Businesses. As a percentage of total revenues, SG&A expense for 2008, 2007, and 2006, was 11.4%, 10.9%, and 11.3%, respectively.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for 2008, 2007, and 2006, was $16.2 million, $12.9 million, and $10.4 million, respectively. The sequential increases in depreciation expense is reflective of the increased capital expenditures we have made over the past years (mainly related to statement production equipment) and to the acquired property and equipment from our acquisition activities.

Operating Income. Operating income and operating income margin for: (i) 2008 was $89.3 million, or 18.9% of total revenues, compared to $83.8 million, or 20.0% of total revenues for 2007; and (i) 2007 was $83.8 million, or 20.0% of total revenues, compared to $86.5 million, or 22.6% of total revenues for 2006.

•	The decrease in operating income margin between 2008 and 2007 was due to the impact of the Acquired Businesses.

•

The decreases in operating income and the operating income margin between 2007 and 2006 were mainly the result of: (i) an overall increase in R&D expenditures, as discussed above; and (ii) the impact of the ComTec and Prairie acquisitions in 2007.

Our operating results include non-cash charges related to depreciation, amortization of intangible assets (primarily shown as a reduction of processing revenues), and stock-based compensation expense. The total amount of these pretax non-cash expenses, and their impact (net of related estimated income tax expense) on net income from continuing operations and diluted earnings per share, for 2008, 2007, and 2006, are as follows (in thousands, except diluted earnings per share):

	2008	2007	2006
Non-cash expenses related to:
Depreciation	$16,194	$12,900	$10,438
Amortization of intangible assets	15,667	17,789	15,913
Stock-based employee compensation	11,605	11,102	12,214

Total	$43,466	$41,791	$38,565

Impact of non-cash expenses on results of continuing operations (i.e., have reduced operating results):
Net income	$28,446	$26,902	$23,895
Diluted earnings per share	$0.86	$0.68	$0.51

Interest Expense. Our interest expense relates primarily to our Convertible Debt Securities, issued in June 2004, which have a stated coupon rate of 2.5%. See Note 6 to our Consolidated Financial Statements for additional discussion of our Convertible Debt Securities. Additionally, see Note 2 to our Consolidated Financial Statements for discussion of our adoption of FSP APB 14-1, effective January 1, 2009, and the corresponding retrospective impact of such adoption on our interest expense.

Interest and Investment Income, net. Interest and investment income, net, for: (i) 2008 decreased 69.8% to $5.0 million, from $16.5 million for 2007; and (ii) 2007 decreased 24.8% to $16.5 million, from $22.0 million for 2006. The decrease in interest and investment income, net, between periods is due to: (i) the significant decrease in our cash and short-term investment balances between years as a result of our stock repurchase activity in 2007 and the purchase of the Acquired Businesses; and (ii) a decrease in the overall rate of return realized on investments during 2008 due to a deterioration in the interest rate environment.

Gain on Repurchase of Convertible Debt Securities. As discussed above, in 2008 we repurchased $29.7 million of our Convertible Debt Securities for $22.4 million, which resulted in a gain of $7.0 million. This represents a weighted-average purchase price of approximately 75% of par value for the bonds we repurchased.

Income Tax Provision. Our effective income tax rates for 2008, 2007, and 2006 were as follows:

2008	2007	2006
35%	36%	38%

Going forward, we would expect our 2009 effective income range to be comparable to 2008.

Liquidity

Cash and Liquidity. As of December 31, 2008, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $141.2 million, compared to $132.8 million as of December 31, 2007. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a $100 million senior secured revolving credit facility that is discussed in the “Capital Resources” section below.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities in accordance with generally accepted accounting principles, beginning with net income and then adding back the impact of non-cash items (e.g., depreciation, amortization, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.

Our primary source of cash is from our operating activities. Our current business model consists of a significant amount of recurring revenue sources related to our long-term processing arrangements (billed monthly), and software maintenance agreements (billed monthly, quarterly, or annually). This recurring revenue base provides us with a reliable and predictable source of cash. In addition, software license fees and professional services revenues provide for material amounts of cash, but the payment streams for these items are not as predictable.

The primary use of our cash is to fund our operating activities. Approximately 50% of our total operating costs relate to labor costs (both employees and contracted labor) for: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. The other primary cash requirements for our operating expenses consist of: (i) postage; (ii) paper, envelopes, and related supplies for our statement processing solutions; (iii) data processing and related services and communication lines for our outsourced processing business; and (iv) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. A summary of our material contractual obligations is provided below.

See “Cash Flows From Investing Activities” and “Cash Flows From Financing Activities” below for the other primary sources and uses of our cash.

Our 2007 and 2008 consolidated net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2007:
March 31	$27,199	$8,464	$35,663
June 30	28,217	(3,719)	24,498
September 30	28,404	7,266	35,670
December 31	30,355	(10,807)	19,548

Year-to-date total	$114,175	$1,204	$115,379

2008:
March 31	$31,538	$(10,686)	$20,852
June 30	28,225	19,052	47,277
September 30	30,440	(2,881)	27,559
December 31	24,558	(5,599)	18,959

Year-to-date total	$114,761	$(114)	$114,647

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

Significant fluctuations in key operating assets and liabilities between 2008 and 2007 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2007:
December 31	$115,619	$(1,487)	$114,132	59
2008:
March 31	126,062	(1,476)	124,586	59
June 30	107,226	(1,557)	105,669	59
September 30	109,490	(1,594)	107,896	55
December 31	123,277	(2,999)	120,278	56

The changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

Deferred Income Taxes.

The decrease of $18.5 million in net deferred income taxes (current and non-current) from $20.1 million as of December 31, 2007 to $1.6 million as of December 31, 2008 relates to the: (i) timing differences for depreciable and amortizable assets; (ii) utilization of net operating loss carryforwards; and (iii) increase in deferred income tax liabilities related to our Convertible Debt Securities. See Note 7 to our Consolidated Financial Statements for further details.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. However, as discussed above, during 2008 and 2007, we made the following acquisitions, which are included in our cash flows from investing activities: (i) Quaero in December 2008; (ii) DataProse in April 2008; (iii) Prairie in August 2007; and (iv) ComTec in July 2007.

Purchases/Sales of Short-term Investments.

During 2008, 2007, and 2006, we purchased $83.1 million, $209.4 million, and $283.1 million, respectively, and sold or had mature $36.2 million, $379.0 million, and $156.2 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase additional short-term investments in the future.

Property and Equipment/Client Contracts.

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2008	2007	2006
Property and equipment	$21,577	$20,271	$12,651
Client contracts	4,000	7,436	10,658

Our capital outlays related to property and equipment consisted principally of the following: (i) computer hardware and related software; (ii) statement production equipment; and (iii) facilities and internal infrastructure improvements. The increase in capital expenditures during 2008 and 2007 consisted principally of purchases of hardware and software infrastructure items to support many of our new products and services to meet our clients’ expanding business needs. While our core ACP processing product utilizes data processing capacity leased from FDC, and therefore, allowing us to avoid the large capital investment needed for such equipment, many of our new products and services ancillary to ACP (e.g., certain aspects of our WorkForce Express product, enhanced product catalog functionalities, etc.) are run on open system computer servers (that generally interface with ACP) that we own.

Our investments in client contracts for 2008, 2007, and 2006, relate primarily to: (i) cash incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term processing arrangements where we are required to defer conversion/set-up services fees and recognize those fees as the related processing services are performed. For 2008, 2007, and 2006, our: (i) investments in client contracts related to cash incentives were $2.4 million, $5.9 million, and $8.8 million, respectively; and (ii) the deferral of costs related to conversion/set-up services provided under long-term processing contracts were $1.6 million, $1.5 million, and $1.9 million, respectively.

Cash Flows From Financing Activities. We have had limited financing activities over the last several years, and historically, we have not been active in the capital markets. Our financing activities typically consist of various activities with our common stock, which are discussed below. However, during 2008 we repurchased $29.7 million (par value) of our Convertible Debt Securities for $22.4 million, and recognized a gain on the repurchase of $7.0 million (pretax impact), after the write-off of a proportional amount of deferred financing costs.

Issuance of Common Stock.

Proceeds from the issuance of common stock for 2008, 2007, and 2006, were $1.2 million, $2.2 million, and $11.5 million, respectively, and relates primarily to employee stock purchase plan purchases in 2008 and the exercise of stock options in 2007 and 2006.

Repurchase of Common Stock.

As discussed above, during 2008, 2007, and 2006, we repurchased shares of our common stock under the guidelines of our Stock Repurchase Program for $4.0 million, $307.6 million, and $63.3 million, respectively. In addition, outside of our Stock Repurchase Program, during 2008, 2007, and 2006, we repurchased from our employees and then cancelled approximately 136,000 shares, 176,000 shares, and 148,000 shares, of our common stock for $1.8 million, $4.0 million, and $3.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheet. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Balance Sheet, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2008, and the future periods in which such obligations are expected to be settled in cash (in thousands).

	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt	$212,820	$5,008	$207,812	$—	$—
Operating leases	47,180	9,982	16,699	10,326	10,173
Purchase obligations	182,702	44,910	55,389	47,247	35,156

Total	$442,702	$59,900	$279,900	$57,573	$45,329

The contractual obligation amount reflected for our long-term debt is based upon the following assumptions: (i) our Convertible Debt Securities are put back to us by the holders at the first put date of June 15, 2011; (ii) upon settlement of the Convertible Debt Securities, our cash obligation will not exceed the principal amount of the Convertible Debt Securities; and (iii) interest paid through the life of the Convertible Debt Securities at a rate of 2.5% per annum. As discussed in Note 6 to our Consolidated Financial Statements, the Convertible Debt Securities can also be put back to us by the holders for cash on June 15, 2016 and 2021, and mature on June 15, 2024. If the Convertible Debt Securities are not put back to us on June 15, 2011, the contractual obligations and commercial commitments in Year 3 would decrease by approximately $198 million, and there would be further contractual obligations and commercial commitments related to long-term debt after Year 3 of up to approximately $263 million.

The operating leases are discussed in Note 10 to our Consolidated Financial Statements. Our purchase obligations consist primarily of our expected minimum base fees under the FDC and Infocrossing service agreements (discussed in Note 10 to our Consolidated Financial Statements), and data communication services. Due to the uncertainty of payment, the above table excludes contingent purchase price payments of up to $9.5 million related to our recent acquisitions which could be paid out through the end of 2010, contingent upon the achievement of certain predetermined operating criteria.

Of the total contractual obligations and commercial commitments above, approximately $205 million is reflected on our Consolidated Balance Sheet and approximately $238 million is not.

Off-Balance Sheet Arrangements

In conjunction with the sale of the GSS business in 2005, we have agreed to indemnify the buyer of the business against certain losses it may incur in connection with the purchased business subsequent to the sale date. See Note 10 to our Consolidated Financial Statements for further discussion of those indemnifications. We have no other material off-balance sheet arrangements as of December 31, 2008.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•	Cash, Cash Equivalents and Short-term Investments. As of December 31, 2008, we had cash, cash equivalents, and short-term investments of $141.2 million.

•	Operating Cash Flows. As described in the “Liquidity” section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities.

•

Revolving Credit Facility. We have a $100 million senior secured revolving credit facility (the “2004 Revolving Credit Facility”) with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility has a $40 million sub-facility for standby and commercial letters of credit and a $10 million sub-facility for same day advances. As of the date of this filing, we have made no borrowings under the 2004 Revolving Credit Facility.

Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of December 31, 2008, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility. As of December 31, 2008, due to an outstanding irrevocable letter of credit of $0.5 million, we had $99.5 million of the 2004 Revolving Credit Facility contractually available to us. However, a financial institution that is responsible for funding approximately 15% of the total facility has undergone recent financial challenges, and it is unknown at this time whether those challenges would affect the financial institution’s ability or willingness to fund the facility. If that financial institution is unable or unwilling to fund its portion of the facility, as of December 31, 2008, we would have only $84.5 million of the 2004 Revolving Credit Facility available to us.

We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of December 31, 2008, the commitment fee rate was 37.5 basis points per annum. See Note 6 to our Consolidated Financial Statements for a discussion of the interest rate provisions of the 2004 Revolving Credit Facility.

We are currently evaluating our options for a revolving credit facility beyond the September 2009 expiration date of the existing 2004 Revolving Credit Facility.

Uses of Capital Resources. Below are the key items to consider in assessing our uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past. During 2008, we repurchased 250,000 shares of our common stock for $4.0 million (weighted-average price of $15.93 per share). As of December 31, 2008, we have remaining 6.0 million shares authorized for repurchase under our Stock Repurchase Program, but have made no commitments to repurchase those shares in the future.

•

Acquisitions. We have made five acquisitions in the last three years. Besides the cash paid at the date the acquisition closes, some acquisitions may include the payment of additional cash related to contingent purchase price payments. As discussed in Note 3 to our Consolidated Financial Statements, as of December 31, 2008, we have accrued for contingent purchase price payments of $3.8 million that will be paid in the first half of 2009. In the future, we could potentially be paying up to $4.0 million for contingent purchase price payments for Prairie related to 2009, and up to $9.5 million for contingent purchase price payments for Quaero related to 2009 and 2010.

•

Capital Expenditures. In 2008, we spent $21.6 million on capital expenditures. At this time, we expect our 2009 capital expenditures to be approximately $30 million, with approximately $15 million related to hardware and infrastructure items necessary to setup and replicate the new computing environment at InfoCrossing, as discussed earlier. The remainder of our expected capital expenditures will consist principally of hardware and software infrastructure to support our clients’ expanding business needs, and statement production equipment to continue to offer enhanced functionalities to our clients. As of December 31, 2008, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems. During 2008, we provided client incentives of $2.4 million. As of December 31, 2008, we did not have any material commitments for investments in client contracts, but as of the date of this filing, we do have material commitments for investments in client contracts which are payable by us only upon the successful conversion of certain additional customers to our processing systems.

•

Long-Term Debt. Our Convertible Debt Securities are callable by us for cash, on or after June 20, 2011, at a redemption price equal to 100% of the par value of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, as defined in the Convertible Debt Securities bond indenture, at a repurchase price equal to 100% of the par value of the Convertible Debt Securities, plus any accrued interest. The Convertible Debt Securities are also convertible under specified conditions. Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the $200.3 million par value of the Convertible Debt Securities; and (ii) to the extent our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. During the next twelve months, there are no call or put options available, and we do not expect the occurrence of any conversion triggers. As a result, in the near-term, we expect our required annual debt service cash outlay related to the Convertible Debt Securities to be limited to the annual interest payments of $5.0 million.

As noted above, during the fourth quarter of 2008, we voluntarily repurchased $29.7 million of our Convertible Debt Securities for $22.4 million, which resulted in a gain of $7.0 million. This represents a weighted-average purchase price of approximately 75% of par value for the bonds we repurchased, and represents a pre-tax yield to us of approximately 14%, assuming these bonds were to be retired at the first put or call date in June 2011. We believe our Convertible Debt Securities were trading significantly below their par value because of the instability of the overall financial markets during the fourth quarter of 2008, which resulted in the convertible debt instruments of many companies trading significantly below their historical ranges. The public convertible bond market has stabilized over the last few months, and thus the discount buying opportunities experienced during the earlier part of the fourth quarter of 2008 may not exist in the future. In fact, the market price for our Convertible Debt Securities has returned to a more recent historical range of approximately 85%-90% of par value. We will continue to track and evaluate the trading activity and valuations around our Convertible Debt Securities for possible future buying opportunities.

In summary, we expect to continue to make material investments in client contracts, capital equipment, and R&D. Although we do not have any plans at this time to repurchase significant amounts of our outstanding common stock under our Stock Repurchase Program or our Convertible Debt Securities, we expect to continually evaluate the possibility of debt and equity repurchases in the future. In addition, as part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that: (i) our current cash and short-term investments balance, together with cash expected to be generated from future operating activities; and (ii) the amount available under the 2004 Revolving Credit Facility (which expires in September 2009) will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We also believe we could obtain additional capital through other debt sources, to include the possibility of replacing the revolving credit facility, that may be available to us if deemed appropriate.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income from continuing operations before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for 2008, was 9.55:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2008, we are exposed to market risks related to changes in interest rates, and fluctuations and changes in the market value of our cash equivalents and short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of December 31, 2008 we had made no borrowings under the 2004 Revolving Credit Facility.

See Note 6 to our Consolidated Financial Statements for additional information related to our long-term debt.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of December 31, 2008 and 2007 were $83.9 million and $123.4 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2008 and 2007 were $57.3 million and $9.4 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. That report appears immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 3, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

March 3, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

March 3, 2009

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$83,886	$123,416
Short-term investments	57,331	9,416

Total cash, cash equivalents and short-term investments	141,217	132,832
Trade accounts receivable-
Billed, net of allowance of $2,999 and $1,487	120,278	114,132
Unbilled and other	9,210	6,038
Deferred income taxes	12,755	10,657
Income taxes receivable	—	2,128
Other current assets	4,468	6,399

Total current assets	287,928	272,186
Property and equipment, net of depreciation of $80,854 and $69,565	42,594	32,656
Software, net of amortization of $36,385 and $34,445	9,835	8,649
Goodwill	103,971	60,745
Client contracts, net of amortization of $112,675 and $98,822	34,244	31,526
Deferred income taxes	—	9,453
Other assets	6,642	7,173

Total assets	$485,214	$422,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Client deposits	$28,629	$26,657
Trade accounts payable	22,943	18,429
Accrued employee compensation	22,997	21,042
Deferred revenue	11,487	17,480
Income taxes payable	4,301	—
Other current liabilities	12,896	7,595

Total current liabilities	103,253	91,203

Non-current liabilities:
Long-term debt	200,300	230,000
Deferred revenue	9,914	9,790
Income taxes payable	5,132	4,918
Deferred income taxes	11,190	—
Other non-current liabilities	5,659	3,953

Total non-current liabilities	232,195	248,661

Total liabilities	335,448	339,864

Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 9,415,691 and 11,230,444 shares reserved for employee stock purchase plan and stock incentive plans; 34,720,191 and 34,275,280 shares outstanding	629	622
Additional paid-in capital	359,977	350,272
Treasury stock, at cost, 28,206,808 and 27,956,808 shares	(671,841)	(667,858)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	241	15
Unrecognized pension plan losses and prior service costs, net of tax	(919)	(435)
Accumulated earnings	461,679	399,908

Total stockholders' equity	149,766	82,524

Total liabilities and stockholders' equity	$485,214	$422,388

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Processing and related services	$439,975	$382,070	$351,764
Software, maintenance and services	32,082	37,191	31,342

Total revenues	472,057	419,261	383,106

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	226,343	193,135	173,536
Software, maintenance and services	19,007	24,674	20,975

Total cost of revenues	245,350	217,809	194,511
Other operating expenses:
Research and development	67,278	58,342	46,191
Selling, general and administrative	53,857	45,743	43,127
Depreciation	16,194	12,900	10,438
Restructuring charges	79	630	2,368

Total operating expenses	382,758	335,424	296,635

Operating income	89,299	83,837	86,471

Other income (expense):
Interest expense	(7,421)	(7,126)	(7,465)
Interest and investment income, net	4,998	16,529	21,984
Gain on repurchase of convertible debt securities	7,001	—	—
Other, net	15	221	(21)

Total other	4,593	9,624	14,498

Income from continuing operations before income taxes	93,892	93,461	100,969
Income tax provision	(32,444)	(33,298)	(38,408)

Income from continuing operations	61,448	60,163	62,561

Discontinued operations:
Income (loss) from discontinued operations, includes net pretax gain (loss) on disposals of $(6,000) in 2006	—	547	(6,555)
Income tax benefit	323	61	3,764

Discontinued operations, net of tax	323	608	(2,791)

Net income	$61,771	$60,771	$59,770

Basic earnings (loss) per common share:
Income from continuing operations	$1.85	$1.51	$1.35
Discontinued operations, net of tax	0.01	0.02	(0.06)

Net income	$1.86	$1.53	$1.29

Diluted earnings (loss) per common share:
Income from continuing operations	$1.84	$1.50	$1.33
Discontinued operations, net of tax	0.01	0.02	(0.06)

Net income	$1.85	$1.52	$1.27

Weighted-average shares outstanding:
Basic	33,207	39,670	46,464
Diluted	33,477	40,021	47,102

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Unrealized Gain (Loss) on Short- Term Investments	Unrecognized Pension Plan Losses and Prior Service Costs	Accumulated Earnings	Total Stockholders' Equity
BALANCE, January 1, 2006	47,886	$601	$316,764	$(296,976)	$71	$—	$277,870	$298,330
Comprehensive income:
Net income	—	—	—	—	—	—	59,770
Unrealized loss on short-term investments, net of tax	—	—	—	—	(46)	—	—
Unrecognized pension plan losses, transition amount and prior service costs, net of tax	—	—	—	—	—	(852)	—
Comprehensive income	—	—	—	—	—	—	—	58,872
Repurchase of common stock pursuant to Board-approved stock repurchase program	(2,485)	—	—	(63,283)	—	—	—	(63,283)
Issuance of common stock pursuant to employee stock purchase plan	41	—	869	—	—	—	—	869
Exercise of stock options	821	8	10,651	—	—	—	—	10,659
Tax benefit of employee stock-based compensation plans	—	—	3,390	—	—	—	—	3,390
Issuance of restricted common stock pursuant to employee stock-based compensation plans	758	8	(8)	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(41)	—	—	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(148)	(1)	(3,316)	—	—	—	—	(3,317)
Stock-based employee compensation expense	—	—	12,214	—	—	—	—	12,214

BALANCE, December 31, 2006	46,832	616	340,564	(360,259)	25	(852)	337,640	317,734

Comprehensive income:
Net income	—	—	—	—	—	—	60,771
Unrealized loss on short-term investments, net of tax	—	—	—	—	(10)	—	—
Change in unrecognized pension plan losses, transition amount and prior service costs, net of tax	—	—	—	—	—	417	—
Comprehensive income	—	—	—	—	—	—	—	61,178
Cumulative-effect adjustment of initial adoption of FIN 48	—	—	—	—	—	—	1,497	1,497
Repurchase of common stock pursuant to Board-approved stock repurchase program	(13,181)	—	—	(307,599)	—	—	—	(307,599)
Issuance of common stock pursuant to employee stock purchase plan	58	—	1,060	—	—	—	—	1,060
Exercise of stock options	74	1	1,091	—	—	—	—	1,092
Tax benefit of employee stock-based compensation plans	—	—	485	—	—	—	—	485
Issuance of restricted common stock pursuant to employee stock-based compensation plans	763	8	(8)	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(94)	(1)	1	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(177)	(2)	(4,023)	—	—	—	—	(4,025)
Stock-based employee compensation expense	—	—	11,102	—	—	—	—	11,102

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Unrealized Gain (Loss) on Short- Term Investments	Unrecognized Pension Plan Losses and Prior Service Costs	Accumulated Earnings	Total Stockholders' Equity
BALANCE, December 31, 2007	34,275	622	350,272	(667,858)	15	(435)	399,908	82,524
Comprehensive income:
Net income	—	—	—	—	—	—	61,771
Unrealized gain on short-term investments, net of tax	—	—	—	—	226	—	—
Change in unrecognized pension plan losses, transition amount and prior service costs, net of tax	—	—	—	—	—	(484)	—
Comprehensive income	—	—	—	—	—	—	—	61,513
Repurchase of common stock pursuant to Board-approved stock repurchase program	(250)	—	—	(3,983)	—	—	—	(3,983)
Issuance of common stock pursuant to employee stock purchase plan	90	1	1,101	—	—	—	—	1,102
Exercise of stock options	5	—	74	—	—	—	—	74
Tax benefit of employee stock-based compensation plans	—	—	(1,274)	—	—	—	—	(1,274)
Issuance of restricted common stock pursuant to employee stock-based compensation plans	815	8	(8)	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(79)	(1)	1	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(136)	(1)	(1,794)	—	—	—	—	(1,795)
Stock-based employee compensation expense	—	—	11,605	—	—	—	—	11,605

BALANCE, December 31, 2008	34,720	$629	$359,977	$(671,841)	$241	$(919)	$461,679	$149,766

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$61,771	$60,771	$59,770
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	16,194	12,900	10,438
Amortization	16,833	18,972	17,112
Restructuring charge for abandonment of facilities and impairment of assets	—	308	401
Net pretax loss on disposition of discontinued operations	—	—	6,000
Gain on short-term investments	(1,813)	(3,305)	(1,841)
Gain on repurchase of convertible debt securities	(7,001)	—	—
Deferred income taxes	17,410	14,319	15,685
Excess tax benefit of stock-based compensation awards	(238)	(892)	(3,511)
Stock-based employee compensation	11,605	11,102	12,214
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(1,772)	2,849	(2,295)
Other current and non-current assets	1,729	37	(1,093)
Income taxes payable/receivable	5,369	1,889	12,070
Trade accounts payable and accrued liabilities	934	(4,623)	(13,565)
Deferred revenue	(6,374)	1,052	6,765

Net cash provided by operating activities	114,647	115,379	118,150

Cash flows from investing activities:
Net payments from the disposition of discontinued operations	—	—	(6,436)
Purchases of property and equipment	(21,577)	(20,271)	(12,651)
(Purchase) proceeds of aircraft held for sale	—	—	7,376
Purchases of short-term investments	(83,093)	(209,436)	(283,082)
Proceeds from sale/maturity of short-term investments	36,245	379,008	156,200
Acquisition of businesses, net of cash acquired	(54,446)	(65,934)	(22,283)
Acquisition of and investments in client contracts	(4,000)	(7,436)	(10,658)

Net cash provided by (used in) investing activities	(126,871)	75,931	(171,534)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,175	2,150	11,528
Repurchase of common stock	(5,777)	(311,623)	(66,600)
Payments on acquired equipment financing	(589)	—	(481)
Repurchase of convertible debt securities	(22,353)	—	—
Excess tax benefit of stock-based compensation awards	238	892	3,511

Net cash used in financing activities	(27,306)	(308,581)	(52,042)

Net increase (decrease) in cash and cash equivalents	(39,530)	(117,271)	(105,426)

Cash and cash equivalents, beginning of period	123,416	240,687	346,113

Cash and cash equivalents, end of period	$83,886	$123,416	$240,687

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$6,231	$6,167	$6,165
Income taxes	9,483	16,971	7,438

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”), a Delaware corporation, was formed in October 1994 and is based in Englewood, Colorado. We are a customer interaction management company that provides outsourced solutions to allow our clients to better attract, manage, retain, and support their customers. Our heritage is providing these solutions to the North American cable and Direct Broadcast satellite (“DBS”) communications markets, which represents a large percentage of our total revenues. Our solutions also support an increasing number of other industries such as financial services, utilities, telecommunications, healthcare, and home security. Our combination of solutions, services, and expertise ensure that our clients can rapidly launch new product offerings, improve operational efficiencies, and deliver high-quality customer service in a competitive and ever-changing marketplace. We are a S&P SmallCap 600 company.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying Consolidated Financial Statements include all of our accounts and our subsidiaries’ accounts. All material intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Consolidated Financial Statements. The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; and (v) business combinations and asset purchases.

Revenue Recognition. We use various judgments and estimates in connection with the determination of the amount of revenues to be recognized in each accounting period. Our primary revenue recognition criteria include: (i) persuasive evidence of an arrangement; (ii) delivery; (iii) fixed or determinable fees; and (iv) collectibility of fees. In addition, for multiple-element arrangements that are not subject to a higher level of authoritative literature, we follow the guidelines of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

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

We have historically derived a significant percentage of our total revenues from processing and related services. Processing and related services revenues consist primarily of monthly processing fees generated from our outsourced customer care and billing application, called ACP, and services ancillary to ACP, and generally, are not subject to various judgments and estimates in determining the proper revenue recognition. Processing and related services revenues are recognized as the services are performed. Processing fees are typically billed monthly based on the number of client’s customers served, ancillary services are typically billed on a per transaction basis, and customized print and mail services and other customer interaction services are billed on a usage basis. Fees received to convert client customers onto our outsourced customer care and billing applications and fees received to set-up/implement new services for existing clients (as well as the costs to perform the conversion or set-up services) are generally deferred and recognized over the term of the client’s processing arrangement.

Our historical revenues related to software licenses, maintenance services (also known as post-contract customer support, or PCS) and professional services are substantially less than those generated from processing and related services. Software and maintenance revenues consist of the sale of software licenses (principally one-time perpetual licenses) and related software maintenance services. Professional services revenues consist of a variety of consulting services, such as product installation, business consulting, and training services. A substantial percentage of the total combined revenues from these three sources comes from maintenance services.

Software license fees are recognized using the guidelines of: (i) American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”); (ii) SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”); and (iii) AICPA Technical Questions and Answers, Section 5100, “Revenue Recognition”. For software arrangements that have multiple elements, such as software, maintenance and professional services, we allocate the contract value to the respective elements based on vendor-specific objective evidence (“VSOE”) of their individual fair values, determined in accordance with SOP 97-2. VSOE of fair value for maintenance services is established by pricing the maintenance services based upon a substantive maintenance renewal rate expressed as a consistent percentage of the stipulated license fees. For those software arrangements that have multiple elements for which we do not have VSOE of fair value on one or more of the delivered elements, we allocate the contract value to the respective elements based upon the “residual method” in accordance with SOP 98-9. Under the residual method, the undiscounted fair value of the undelivered elements is deferred and subsequently recognized as they are delivered. Our software arrangements generally do not include implementation services that involve significant production, modification or customization of the software being licensed.

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

Deferred Revenue and Unbilled Accounts Receivable. Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Revenue recognized prior to the scheduled billing date is recorded as unbilled accounts receivable. Deferred revenue as of December 31, 2008 and 2007 relates primarily to our processing and related services, of which a substantial portion relates to fees received to set-up/implement new services for our existing clients’ customers which are being recognized over the term of the clients’ processing arrangements.

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Consolidated Balance Sheets, and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. We have concluded that net treatment of these revenues is appropriate as we: (i) generally have little or no credit risk with regard to postage, as we require postage deposits from our clients based on contractual arrangements prior to the mailing of customer statements; (ii) have no discretion over the supplier of postal delivery services; and (iii) are not the primary obligor in the postal delivery service. The cost of postage that has been shown net of the postage reimbursements from our clients for 2008, 2007, and 2006 was $251.8 million, $213.7 million, and $192.4 million, respectively.

Pronouncements Adopted. Effective January 1, 2008 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In addition, effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to choose to measure various financial instruments and certain other items at fair value, with changes in fair value recognized in earnings each reporting period. Upon adoption of SFAS 159, we did not elect to measure any additional assets or liabilities at fair value.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2008, our cash equivalents consist primarily of commercial paper and institutional money market funds.

Short-term Investments and Other Financial Instruments. Our financial instruments as of December 31, 2008 and 2007 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are reported at fair value in our accompanying Consolidated Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Our short-term investments at December 31, 2008 and 2007 consisted of the following (in thousands):

	As of December 31,
	2008	2007
Commercial paper	$7,794	$9,121
Fixed rate corporate securities	3,000	—
Agency discount notes	46,537	—
All other	—	295

Total	$57,331	$9,416

All short-term investments held by us as of December 31, 2008 and 2007 have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments were $36.2 million, $379.0 million, and $156.2 million, in 2008, 2007, and 2006, respectively.

SFAS 157 describes a fair value hierarchy based on three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable. In accordance with SFAS 157, the following table represents the fair value hierarchy for our cash equivalents and short-term investments measured at fair value (in thousands):

	Fair Value Measurements as of December 31, 2008
	Level 1	Level 2	Total
Money market funds	$40,938	$—	$40,938
Commercial paper	—	31,383	31,383
Fixed rate corporate securities	—	3,000	3,000
Agency discount notes	—	53,737	53,737

Total	$40,938	$88,120	$129,058

As of December 31, 2008 and 2007, our long-term debt consists of our Convertible Debt Securities (see Note 6). We have chosen not to measure our Convertible Debt Securities at fair value under SFAS 159, with changes recognized in earnings each reporting period. As of December 31, 2008 and 2007, the fair value of our Convertible Debt Securities, based upon quoted market prices or recent sales activity, was approximately $173 million and $201 million, respectively. The fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, as of December 31, 2008 and 2007, was approximately $61,000 and $32,000, respectively.

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

We do not require collateral or other security to support accounts receivable. We evaluate the credit worthiness of our clients in conjunction with our revenue recognition processes, as well as through our ongoing collectibility assessment processes for accounts receivable. We maintain an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends, and other information. We use various judgments and estimates in determining the adequacy of the allowance for doubtful accounts receivable. See Note 4 for additional details of our concentration of accounts receivable.

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2008	2007	2006
Balance, beginning of year	$1,487	$1,143	$1,324
Additions to expense	1,527	231	109
Write-offs	(88)	(54)	(381)
Other	73	167	91

Balance, end of year	$2,999	$1,487	$1,143

Property and Equipment. Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the shorter of their economic life or the lease term. Depreciation expense is primarily computed using the straight-line method for financial reporting purposes. Depreciation expense for all property and equipment is reflected in our accompanying Consolidated Statements of Income separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation for income tax purposes is computed using accelerated methods.

Software. We expend substantial amounts on research and development (“R&D”), particularly for new products and services, or for enhancements of existing products and services. For development of software products that are to be licensed by us, we follow SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires that the cost of developing software be expensed prior to establishing technological feasibility, and those costs be capitalized once technological feasibility has been established. Capitalization ceases upon general release of the software. For development of software to be used internally (e.g., processing systems software), we follow SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires that the cost of developing software for internal use be expensed prior to the application development stage.

During 2008, 2007, and 2006, we expended $67.3 million, $58.3 million, and $46.2 million, respectively, on R&D projects. We did not capitalize any R&D costs under SFAS 86 or SOP 98-1 in 2008, 2007, or 2006 as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2008 or 2007 accompanying Consolidated Balance Sheets.

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

Loss Contingencies. We follow the guidelines of SFAS No. 5, “Accounting for Contingencies” in determining the appropriate accounting and disclosures for our loss and gain contingencies. We accrue for a loss contingency when: (i) it is probable that an asset has been impaired, or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated. The determination of accounting for loss contingencies is subject to various judgments and estimates. We do not record the benefit from a gain contingency until the benefit is realized.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the EPS denominators is included in the following table (in thousands):

	2008	2007	2006
Basic weighted-average common shares	33,207	39,670	46,464
Dilutive effect of common stock options	32	73	221
Dilutive effect of unvested restricted stock	238	278	371
Dilutive effect of Convertible Debt Securities	—	—	46

Diluted weighted-average common shares	33,477	40,021	47,102

Potentially dilutive common shares related to stock options and unvested shares of restricted stock of 0.9 million, 0.4 million, and 0.3 million, respectively, for 2008, 2007, and 2006, were excluded from the computation of diluted EPS as their effect was antidilutive.

We calculate the potential dilutive effect of our Convertible Debt Securities using the “treasury stock” method. Under the treasury stock method, we experience dilution related to the Convertible Debt Securities only in those quarterly periods in which our average stock price has exceeded the current effective conversion price of $26.77 per share. As discussed in Note 6, the current effective conversion price of $26.77 per share may be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases by us of our common stock pursuant to a self-tender offer or exchange offer.

Refer to the “Accounting Pronouncements Issued But Not Yet Effective” section below for a discussion of our adoption of FSP EITF 03-6-1, effective January 1, 2009, and the corresponding retrospective impacts of such adoption on our EPS.

Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and related amendments and interpretations, using the modified prospective transition method. SFAS 123R establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires us to estimate the amount of expected forfeitures in calculating compensation costs for all outstanding awards. SFAS 123R requires the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash inflow rather than as an operating cash inflow.

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

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48

provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Accounting Pronouncements Issued But Not Yet Effective. SFAS No. 141 (revised 2007)—Business Combinations. In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) further changes the accounting treatment for certain items, including: (i) acquisition costs will be generally expensed as incurred; (ii) noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date; (iii) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; (iv) contingent consideration will be valued at fair value at the acquisition date and remeasured to fair value at each reporting date until the contingency is resolved; (v) in-process research and development (“IPR&D”) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, treated as an indefinite-lived intangible asset until completion or abandonment, and upon completion, the IPR&D asset will be amortized over its useful life; (vi) restructuring costs associated with a business combination will be expensed subsequent to the acquisition date; and (vii) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) also includes a substantial number of new disclosure requirements.

The provisions of SFAS 141(R) are effective for us for all business combinations for which the acquisition date is on or after January 1, 2009. Since there is no retrospective application of this accounting pronouncement to prior reporting periods, only the accounting for future business combinations, if any, will be impacted.

FASB Staff Position No. APB 14-1—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which would include our Convertible Debt Securities, are not addressed by paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, and requires that instruments within its scope be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. FSP APB 14-1 also requires that the original issue discount (“OID”) on the liability component of instruments within its scope be amortized using the interest method over the expected life of a similar liability that does not have an associated equity component (considering the effects of prepayment features other than the conversion option).

The new model for accounting for convertible debt instruments under FSP APB 14-1 is required to be applied retrospectively to all periods presented and is first applicable to our consolidated financial statements that will be included in our March 31, 2009 Form 10-Q. Relevant balance sheet and income statement information related to the adoption of this new accounting pronouncement are provided below (in thousands):

Impact on Consolidated Balance Sheet:

	As of December 31, 2008	As of December 31, 2007	At Issue Date (June 2004)
Convertible Debt Securities outstanding (par value)	$200,300	$230,000	$230,000
OID	(24,500)	(38,100)	(67,600)

Convertible Debt Securities, net of unamortized OID	$175,800	$191,900	$162,400

Impact on Consolidated Statement of Income:

	2008	2007	2006
Coupon interest (at 2.5%)	$5,600	$5,800	$5,800
Amortization of OID	9,800	9,200	8,500

Total interest expense on Convertible Debt Securities (effective rate of 8%)	$15,400	$15,000	$14,300

The OID of $67.6 million will be amortized to interest expense over a period of approximately seven years, commencing on the date of issuance. The overall effective interest rate for our convertible debt securities will be 8% annually, which consists of the cash coupon rate of 2.5%, plus the impact of the OID amortization using the effective interest rate method of amortization.

As discussed in Note 6, during 2008 we repurchased $29.7 million (par value) of our Convertible Debt Securities for $22.4 million, and recognized a gain on repurchase of $7.0 million. Upon adoption of FSP APB 14-1, the gain on repurchase recorded in the fourth quarter of 2008 will be adjusted downward.

The adoption of FSP APB 14-1 will not have an impact on our Consolidated Statement of Cash Flows as the recognition of the additional interest expense will be a non-cash expense.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP provides guidance on the calculation of earnings per share under SFAS No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. Under the FSP’s guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to SFAS 128’s two-class method. Since the unvested restricted stock awards under our stock incentive plans, granted prior to August 2008, contain nonforfeitable rights to cash dividends, we have concluded that this FSP impacts how we have historically calculated our earnings per share. FSP EITF 03-6-1 is effective for our consolidated financial statements that will be included in our March 31, 2009 Form 10-Q, and all prior period earnings per share data presented will have to be adjusted retroactively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.

The implementation of the FSP is estimated to reduce our historically reported basic and diluted earnings per share, before factoring in the impact of our January 1, 2009 implementation of FSP APB 14-1 as discussed above, by approximately 2 to 5 percent. In August 2008, we revised our standard forms of restricted stock award agreement, removing the nonforfeitable rights to dividends provision. All unvested restricted stock awards granted under these revised forms of agreement will not be considered participating securities. As a result, the impact of this FSP on our future basic and diluted earnings per share will decline over time.

3. Acquisitions

2008 Acquisitions.

DataProse, Inc. On April 30, 2008, we acquired DataProse, Inc., (“DataProse”) for a total cash purchase price of $40.5 million. DataProse was a privately-held provider of statement presentment and direct mail services headquartered in Oxnard, California, assisting over 500 clients across the United States to market through improved billing statements and personalized direct mail. We acquired DataProse to further our objective of helping our clients maximize every customer interaction by both strengthening and broadening our portfolio of output solutions capabilities. Additionally, this acquisition rounded out our national print and mail footprint and allowed us to diversify our client base into the utilities, financial services, and telecommunications markets, and added clients in the non-profit sectors of healthcare and higher education.

Quaero Corporation. On December 31, 2008, we acquired Quaero Corporation (“Quaero”) for a cash purchase price of $12.2 million. In addition to this initial cash purchase price, the Quaero merger agreement includes provisions for contingent purchase price payments of up to $9.5 million through the end of 2010, contingent upon the achievement of certain predetermined operating criteria. As of December 31, 2008, the additional purchase price payments have not been reflected in the Quaero purchase price due to uncertainty of payment. The contingent payments will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determinable beyond a reasonable doubt.

Quaero is a marketing services provider with expertise in customer strategy, analytics, and marketing performance management headquartered in Charlotte, North Carolina. We acquired Quaero to enhance our offerings with powerful customer intelligence capabilities, which when combined with our existing offerings such as our output solutions, interactive messaging, and e-communications, provides for a combined strategic marketing solution to be offered to both our existing client base and Quaero’s client base. The Quaero acquisition will also extend our reach into new industry verticals and further diversify our revenue base including financial services, pharmaceutical/healthcare, media/publishing, travel/hospitality, consumer, and high tech.

The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed at the dates of acquisition for DataProse and Quaero, and the estimated lives of the acquired intangible assets. Amortization expense related to these acquired intangible assets is recognized based upon the pattern in which the economic benefits of the acquired intangible assets are expected to be received.

	DataProse		Quaero
	Amount	Weighted- Average Estimated Lives (years)	Amount	Weighted- Average Estimated Lives (years)
Current assets (includes cash and cash equivalents of $1,312 and zero respectively)	$8,125		$2,492
Fixed assets	4,711		873
Acquired customer relationships	7,800	10 to 20	2,600	15
Acquired other intangible assets	855	1 to 5	800	2 to 5
Goodwill	28,716		9,216
Other non-current assets	57		16

Total assets acquired	50,264		15,997

Current liabilities	(6,306)		(3,767)
Non-current liabilities	(3,444)		—

Total liabilities assumed	(9,750)		(3,767)

Net assets acquired	$40,514		$12,230

The DataProse and Quaero goodwill amounts represent the excess of the cost of the acquired entities over the net amounts assigned to assets acquired and liabilities assumed, and have been assigned to our one reportable segment. The DataProse and Quaero goodwill and acquired intangible assets are deductible for income tax purposes. DataProse has differing values assigned to the assets acquired and liabilities assumed for book and tax purposes, and we have recognized deferred tax liabilities of $0.9 million related to that difference. In addition, DataProse has a value assigned to goodwill for tax purposes that is greater than the value assigned to goodwill for book purposes by approximately $2.3 million. As required by SFAS 109, we have not recognized a deferred income tax asset related to that difference. Instead, we will recognize the tax benefit related to the tax-over-book basis difference when the tax benefit is realized on the tax return, and that tax benefit will be applied to reduce the DataProse goodwill.

The results of operations of DataProse is included in our accompanying Consolidated Statements of Income for the period subsequent to the acquisition date. Quaero was acquired on December 31, 2008, and thus, there are no results of operations of Quaero included in the accompanying Consolidated Statements of Income for the twelve months ended December 31, 2008.

We are in the process of obtaining certain information that we believe is necessary to finalize the DataProse and Quaero purchase accounting, including the finalization of: (i) the valuation of the Quaero acquired customer relationships and other intangible assets; (ii) a closing Quaero balance sheet audit which may result in a working capital adjustment, and thus an adjustment of the total purchase price; (iii) the valuation of Quaero other acquired assets and assumed liabilities; and (iv) the income tax attributes of the acquired assets for both DataProse and Quaero. As of December 31, 2008, we are not expecting the working capital adjustment for Quaero to be material and are not expecting significant changes to our preliminary purchase price allocations for DataProse and Quaero.

Prior Year Acquisitions.

In 2007, we acquired Prairie Voice Services, Inc., which we subsequently renamed Prairie Interactive Messaging, Inc. (“Prairie”), for a total cash purchase price of $46.6 million to date, which includes recorded contingent purchase price amounts of approximately $2 million as of December 31, 2008. As of December 31, 2008, there remains approximately $4 million of additional contingent purchase price that is eligible for payment upon the achievement of certain operating criteria in 2009. This additional contingent purchase price has not been recorded as contingent purchase price payment as of December 31, 2008 because of the uncertainty of payment at that time, and will be recorded as additional purchase price if and when the events associated with the remaining contingencies are resolved or the outcomes of the contingencies are determinable beyond a reasonable doubt. We acquired Prairie to extend our customer interaction management capabilities within our core cable television and DBS markets, while also providing an established customer base in new industry verticals such as financial services and telecommunications.

In 2007, we acquired ComTec, Inc. (“ComTec”) for a total cash purchase price of $24.9 million. We acquired ComTec to maximize customer interaction for clients by expanding our statement processing footprint and capabilities through the addition of enhanced statement production and electronic statement presentation hardware and software technologies, as well as for additional plant capacities. In addition, the acquisition increases our presence in our core video market, as well as in new industry verticals such as telecommunications, home security, healthcare, financial services, and utilities.

In 2006, we acquired Telution, Inc. (“Telution”) for a total cash purchase price of $30.4 million, which includes recorded contingent purchase price payments of $8.0 million as of December 31, 2008. We acquired Telution and its COMX solution to expand our ability to support communication providers as they deliver advanced and IP-based services.

Pro forma information on our historical results of operations to reflect the acquisitions of ComTec, Prairie, DataProse and Quaero is not presented as the acquisitions’ results of operations during prior periods, individually and in the aggregate, are not material to our results of operations.

4. Segment Reporting and Significant Concentration

Segment Information. Segment and related information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires disclosures of selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires operating segments to be determined based on the way management organizes a company for purposes of making operating decisions and assessing performance. Based on the guidelines of SFAS 131, we have determined that as of December 31, 2008, we have one reportable segment.

Products and Services. Our primary product offerings include our core outsourced processing product, ACP, and related services and software products, to include our output solutions. We generate a substantial percentage of our total revenues by providing ACP processing and output services and related software products to the North American cable and DBS markets. We license certain software products (e.g., ACSR, Workforce Express, etc.) and provide professional services principally to our existing base of processing clients to enhance the core functionality of ACP, increase the efficiency and productivity of our clients’ operations, and allow clients to effectively roll out new products and services to new and existing markets, such as HSI, and telephony services. Our full suite of processing, software, and professional services allows clients to maximize the value and minimize the costs associated with their customer interactions by using our solutions to conduct key business processes such as targeting prospective customers, rolling out and offering new products quickly, efficiently managing order processing, streamlining operations, managing field workforces, improving customer satisfaction, integrating actionable customer intelligence, developing marketing strategies, printing and mailing monthly statements, and electronically transacting with customers.

Geographic Regions. All revenues and long-lived assets are attributable to our operations in North America, primarily the U.S.

General Market Conditions. In recent months, the U.S. has experienced a significant economic downturn and difficulties within the financial and credit markets, and these adverse economic conditions are predicted to continue into the foreseeable future. The possible adverse impacts to companies during these times include a reduction in revenues, decreasing profits and cash flows, distressed or default debt conditions, and/or difficulties in obtaining necessary operating capital. Because of the severity and the far-reaching impacts of the situation, all companies could be adversely affected by the current economic conditions to a certain degree, including us, our clients, and/or key vendors in our supply chain.

Significant Clients and Industry Concentration. The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately two-thirds of our revenues being generated from our four largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), Time Warner Inc. (“Time Warner”), and Charter Communications, Inc. (“Charter”). Revenues from these clients represented the following percentages of our total revenues for the following years:

	2008	2007	2006
Comcast	27%	27%	24%
DISH	18%	20%	19%
Time Warner	14%	13%	12%
Charter	8%	9%	11%

As of December 31, 2008 and 2007, the percentage of net billed accounts receivable balances attributable to these clients were as follows:

	As of December 31,
	2008	2007
Comcast	30%	32%
DISH	17%	22%
Time Warner	14%	11%
Charter	10%	9%

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

On February 12, 2009, Charter publicly announced a restructuring plan that included the following key points:

•

Charter had reached an agreement-in-principle with an ad hoc committee of certain of its debt holders on the terms of a financial restructuring to reduce Charter’s debt by approximately $8 billion on certain outstanding senior notes.

•	Under the terms of the agreement, Charter intends to implement its financial restructuring through a Chapter 11 bankruptcy filing to be initiated on or before April 1, 2009.

•

The purpose of Charter’s financial restructuring is to strengthen its balance sheet in order to fully support the company’s operations and service its debt. As such, the agreement-in-principle contemplates paying trade creditors in full.

•	The agreement-in-principle is subject to numerous closing conditions and there is no assurance that the treatment of creditors outlined in Charter’s public statements will not change significantly.

Companies involved in bankruptcy proceedings pose greater financial risks to us, consisting principally of the following: (i) a financial loss related to possible claims of preferential payments for certain amounts paid to us prior to the bankruptcy filing date, as well as increased collectibility risk for accounts receivable, particularly those accounts receivable that relate to periods prior to the bankruptcy filing date; and/or (ii) the possibility of a contract being unilaterally rejected as part of the bankruptcy proceedings, or a client in bankruptcy may attempt to renegotiate more favorable terms as a result of their deteriorated financial condition, thus, negatively impacting our rights to future revenues subsequent to the bankruptcy filing.

As of December 31, 2008, we had approximately $12 million of accounts receivable due from Charter, none of which had a specific allowance for doubtful accounts receivable amount established against it. The entire amount of this accounts receivable balance was collected in the normal course in 2009, and we believe that Charter’s history of timely paying our invoices significantly reduces our preferential payment risk related to our 2008 Consolidated Financial Statements if Charter was indeed to declare bankruptcy as noted in their February 12, 2009 public announcement.

5. Long-Lived Assets

Property and Equipment. Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives (years)	2008	2007
Computer equipment	3-5	$35,242	$31,538
Leasehold improvements	5-10	13,927	11,000
Operating equipment	3-10	61,226	45,737
Furniture and equipment	8	12,608	12,403
Capital projects in process	—	445	1,543

		123,448	102,221
Less—accumulated depreciation		(80,854)	(69,565)

Property and equipment, net		$42,594	$32,656

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill in 2008 and 2007 is as follows (in thousands):

January 1, 2007 balance	$14,228
Goodwill acquired during period	46,361
Adjustments related to prior acquisitions	156

December 31, 2007 balance	60,745
Goodwill acquired during period	37,932
Adjustments related to prior acquisitions	5,294

December 31, 2008 balance	$103,971

The goodwill acquired in 2008 is related to the DataProse and Quaero business acquisitions. The goodwill acquired in 2007 is related to the ComTec and Prairie business acquisitions. The adjustments related to prior acquisitions made in 2008 is primarily due to the recording of contingent purchase price payments of $4.9 million for the Telution and Prairie acquisitions.

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist of client contracts and software.

Client Contracts

Client contracts consist of: (i) investments in client contracts; (ii) direct and incremental costs that we have capitalized related to contractual arrangements where we have deferred revenues to convert or set-up client customers onto our outsourced solutions; and (iii) client contracts acquired in business combinations. As of December 31, 2008 and 2007, the carrying values of these assets were as follows (in thousands):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Investments in client contracts (1)	$120,326	$(104,636)	$15,690	$117,967	$(95,453)	$22,514
Capitalized costs (2)	8,635	(4,124)	4,511	5,493	(1,747)	3,746
Acquired client contracts (3)	17,958	(3,915)	14,043	6,888	(1,622)	5,266

Total client contracts	$146,919	$(112,675)	$34,244	$130,348	$(98,822)	$31,526

The aggregate amortization related to client contracts included in our operations for 2008, 2007, and 2006, was as follows (in thousands):

	2008	2007	2006
Investments in client contracts (1)	$9,183	$14,420	$13,447
Capitalized costs (2)	2,246	1,057	657
Acquired client contracts (3)	2,293	856	765

Total client contracts	$13,722	$16,333	$14,869

(1)	Investments in client contracts are principally incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems. Investments in client contracts related to client incentives are amortized ratably over the lives of the respective client contracts, which as of December 31, 2008, have termination dates that range from 2011 through 2016. Amortization of the investments in client contracts related to client incentives is reflected as a reduction in processing and related services revenues in the accompanying Consolidated Statements of Income.
(2)	Client contracts related to the deferral of conversion/set-up services costs are amortized proportionately over the same period that the deferred conversion/set-up services revenues are recognized, and are primarily reflected in cost of processing and related services in the accompanying Consolidated Statements of Income.
(3)	Acquired client contracts represent assets acquired in the Quaero, DataProse, Prairie, ComTec, and Telution business acquisitions. Acquired client contracts are being amortized over their estimated useful lives ranging from ten months to twenty years. Amortization related to the DataProse, Prairie, and ComTec acquired client contracts is primarily reflected in cost of processing and related services in the accompanying Consolidated Statements of Income, while amortization related to the Telution acquired client contracts is primarily reflected in cost of software, maintenance and services revenues in the accompanying Consolidated Statements of Income.

The weighted-average remaining amortization period of client contracts as of December 31, 2008 was approximately 64 months. Based on the December 31, 2008 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2009—$8.2 million; 2010—$7.7 million; 2011—$6.8 million; 2012—$6.0 million; and 2013—$2.0 million.

Software

Software consists primarily of software and similar intellectual property rights from the Quaero, DataProse, Prairie, ComTec, and Telution business acquisitions, and to a much lesser degree, internal use software. As of December 31, 2008 and 2007, the carrying values of these assets were as follows (in thousands):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Total Software	$46,220	$(36,385)	$9,835	$43,094	$(34,445)	$8,649

The software intangible assets are being amortized over their estimated useful lives ranging from five to seven years. The amortization of software related to the Quaero, DataProse, Prairie, and ComTec business acquisitions is reflected in cost of processing and related services in the accompanying Consolidated Statements of Income. The amortization of software related to the Telution acquisition is reflected in cost of software, maintenance and services in the accompanying Consolidated Statements of Income.

The aggregate amortization related to the software intangible assets for 2008 and 2007 was $1.9 million and $1.5 million, respectively. The weighted-average remaining amortization period of the software intangible assets as of December 31, 2008 was approximately 57 months. Based on the December 31, 2008 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2009 – $2.5 million; 2010—$2.4 million; 2011—$2.4 million; 2012—$2.1 million; and 2013—$0.4 million.

6. Debt

Our debt at December 31 consists of the following (in thousands):

	2008	2007
Senior subordinated convertible contingent debt securities, due June 15, 2024, first put back date June 15, 2011, interest at 2.50%	$200,300	$230,000
2004 Revolving Credit Facility, due September 2009, interest at base rate or adjusted LIBOR, plus applicable margin	—	—

	200,300	230,000
Less-current portion	—	—

Long-term debt, net of current maturities	$200,300	$230,000

Convertible Debt Securities. On June 2, 2004, we completed an offering of $230.0 million of 2.5% senior subordinated convertible contingent debt securities due June 15, 2024 (the “Convertible Debt Securities”) to qualified buyers pursuant to Rule 144A under the Securities Act of 1933.

The Convertible Debt Securities are unsecured, subordinated to any of our future senior debt, and senior to our future junior subordinated debt. The Convertible Debt Securities, issued at a price of 100% of their par value, bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The Convertible Debt Securities are callable by us for cash, on or after June 20, 2011, at a redemption price equal to 100% of the par value of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, as defined in the Convertible Debt Securities bond indenture (“Bond Indenture”), at a repurchase price equal to 100% of the par value of the Convertible Debt Securities, plus any accrued interest.

Commencing with the six-month period beginning June 15, 2011, we will pay contingent interest equal to 0.25% of the average trading price of the Convertible Debt Securities during any six-month period if the average trading price of the Convertible Debt Securities for the five consecutive trading days ending on the second trading day immediately preceding the first day of the six-month period equals 120% or more of the par value of the Convertible Debt Securities.

The Convertible Debt Securities are convertible into our common stock, under the specified conditions and settlement terms outlined below, at an initial conversion rate of 37.3552 shares per $1,000 par value of Convertible Debt Securities, which is equal to an effective conversion price of $26.77 per share. The Bond Indenture includes anti-dilution provisions for the holders such that the conversion rate (and thus, the effective conversion price) can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases by us of our common stock pursuant to a self-tender offer or exchange offer.

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

and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. As of December 31, 2008, none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the $200.3 million par value of the Convertible Debt Securities; and (ii) to the extent our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash.

The fair value of the Convertible Debt Securities as of December 31, 2008 and 2007 based upon quoted market prices or trade activity at year-end, was approximately $173 million and $201 million, respectively. The contingent interest feature of the Convertible Debt Securities discussed above is considered an embedded derivative that is required to be bifurcated and accounted for as a freestanding derivative financial instrument. The fair value of this derivative financial instrument, as of December 31, 2008 and 2007, was $61,000 and $32,000, respectively.

During 2008, we repurchased $29.7 million (par value) of our Convertible Debt Securities for $22.4 million in the open public market, and recognized a gain on the repurchase of $7.0 million, after the write-off of a proportional amount of deferred financing costs. This debt has been considered extinguished for accounting purposes.

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

The 2004 Revolving Credit Facility requires maintenance of certain financial ratios, including a leverage ratio and an interest coverage ratio. In addition, the 2004 Revolving Credit Facility subjects us to certain limitations, including: (i) the incurrence of certain indebtedness and liens on our property; (ii) the execution of contracts that represent certain fundamental changes in our business; (iii) the sale of our property except in the ordinary course of business; (iv) the making of certain restricted payments, as defined (to include cash dividends); and (v) the making of investments, as defined. As of December 31, 2008, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and due to an outstanding irrevocable letter of credit of $0.5 million, had $99.5 million of the 2004 Revolving Credit Facility contractually available. However, one of the financial institutions, which is responsible for funding approximately 15% of the facility, has undergone recent financial challenges and it is unknown at this time whether those challenges would affect the financial institution’s ability or willingness to fund the facility if drawn upon. If that financial institution is unable or unwilling to fund its portion of the facility, as of December 31, 2008, we would have only $84.5 million of the 2004 Revolving Credit Facility available to us.

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

As of December 31, 2008, we had made no borrowings under the 2004 Revolving Credit Facility. We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. The commitment fee rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of December 31, 2008, the commitment fee rate was 37.5 basis points per annum.

Deferred Financing Costs. As of December 31, 2008, net deferred financing costs related to the Convertible Debt Securities were $2.2 million, and are being amortized to interest expense through the first date the holders of the Convertible Debt Securities can be put back to us (June 15, 2011), or approximately seven years from the date of issuance. As of December 31, 2008, net deferred financing costs related to the 2004 Revolving Credit Facility were $0.1 million, and are being amortized to interest expense over the five-year term of the credit agreement. The net deferred financing costs are reflected in Other Assets in the accompanying Consolidated Balance Sheets. Interest expense for 2008, 2007, and 2006 includes amortization of deferred financing costs of $1.2 million. The weighted-average interest rate on our debt borrowings, including amortization of deferred financing costs and commitment fees on the revolving credit facility, for 2008, 2007, and 2006, was 3.2%.

7. Income Taxes

Income Tax Provision. Our continuing operations income is from North American sources, principally the U.S. The income tax provision related to continuing operations consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$14,159	$17,309	$20,407
State	1,801	1,845	2,031

	15,960	19,154	22,438

Deferred:
Federal	15,426	10,722	14,809
State	1,058	3,422	1,161

	16,484	14,144	15,970

Total income tax provision	$32,444	$33,298	$38,408

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax related to continuing operations is summarized as follows (in thousands):

	2008	2007	2006
Provision at Federal rate of 35%	$32,862	$32,712	$35,339
State income taxes, net of Federal impact	1,858	3,423	2,075
Compensation disallowance	33	(589)	2,186
Other	(2,309)	(2,248)	(1,192)

Total income tax provision	$32,444	$33,298	$38,408

We are required to estimate our income tax liability in each jurisdiction in which we operate, including both Federal and state income taxes. Various judgments and estimates are required in evaluating our tax positions and determining our provisions for income taxes. During the ordinary course of business, there are certain transactions and calculations for which the ultimate income tax determination may be uncertain. In addition, we may be subject to examination of our income tax returns by various tax authorities, which could result in adverse outcomes. For these reasons, we establish a liability associated with unrecognized tax benefits based on estimates of whether additional taxes and interest may be due. This liability is adjusted based upon changing facts and circumstances, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance, beginning of year	$4,534	$4,363
Additions based on tax positions related to current year	1,019	1,092
Additions for tax positions of prior years	23	73
Reductions for tax positions of prior years	(22)	(105)
Lapse of statute of limitations	(882)	(889)

Balance, end of year	$4,672	$4,534

We recognize income tax related interest and penalties as part of income tax expense. In addition to the $4.7 million of unrecognized tax benefits as of December 31, 2008, we had $0.4 million of income tax-related accrued interest. Included in the beginning and ending amounts of unrecognized tax benefits are $1.8 million and $1.5 million, respectively, related to our discontinued operations. If recognized, the total amount of unrecognized income tax benefits related to our continuing operations, or $3.2 million, would affect our continuing operations’ effective tax rate.

We file income tax returns primarily in the U.S. Federal jurisdiction and in various state jurisdictions. As of December 31, 2008, the U.S. Federal statute of limitations has expired for years prior to 2005, and the statute of limitations has expired in our major state jurisdictions of Nebraska, Colorado and Florida for years prior to 2005, 2004, and 2005, respectively.

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

	2008	2007
Current deferred income tax assets:
Accrued expenses and reserves	$9,050	$7,632
Stock-based compensation	3,705	3,025

	12,755	10,657

Non-current deferred income tax assets (liabilities):
Purchased research and development	10,845	14,204
Software	(1,058)	(782)
Client contracts and related intangibles	2,749	3,177
Noncompete agreements	714	1,223
Net operating loss (NOL) carryforwards	7,348	12,453
Property and equipment	(8,910)	(3,278)
Contingent interest related to Convertible Debt Securities	(27,744)	(22,745)
Deferred revenue	3,849	3,705
Contingent payments	886	882
Other	131	614

	(11,190)	9,453

Valuation allowance	—	—

Net deferred income tax assets	$1,565	$20,110

We regularly assess the likelihood of the future realization of our net deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2008, we believe that between: (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize the benefit of our net deferred income tax assets.

As of December 31, 2008 we have: (i) an acquired Federal NOL carryforward of $16.7 million, which will begin to expire in 2020 and can be utilized through 2027; and (ii) state NOL carryforwards of $23.9 million, which will expire beginning in 2009 and ending in 2023. The acquired Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The annual utilization of this Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Our Convertible Debt Securities are subject to special U.S. Treasury regulations governing contingent payment debt instruments. These regulations allow us to take a tax deduction for interest expense on our U.S. Federal income tax return at a constant rate of 9.09% (subject to certain adjustments), compounded semi-annually, which represents the estimated yield on comparable non-contingent, non-convertible, fixed-rate debt instruments with terms and conditions otherwise similar to the Convertible Debt Securities. This interest expense tax deduction is greater than the interest expense reflected in the accompanying Consolidated Statements of Income. This is considered a temporary difference, and thus does not impact our overall effective income tax rate. As a result, we will be building a deferred tax liability until the Convertible Debt Securities are settled. Upon settlement, if the holders are able to achieve or exceed the 9.09% target yield on the Convertible Debt Securities, the cumulative deferred tax liability will be reclassified to stockholders’ equity. If the holders are not able to achieve the 9.09% target yield, we will be required to pay the portion of the cumulative deferred tax liability to the U.S. tax authorities (without interest or penalties) determined by comparing the actual yield and the target yield, with the amount of the cumulative deferred tax liability not paid to the U.S. tax authorities reclassified to stockholders’ equity.

8. Discontinued Operations

In December 2005, we closed on agreements to sell: (i) our Global Software Services business (the “GSS Business”) to Comverse, Inc., a division of Comverse Technology, Inc. (“Comverse”); and (ii) our plaNet Consulting business (the “plaNet Business”) to a group of private investors led by the plaNet management team.

The GSS Business and plaNet Business both met the definition of a “component of an entity” and thus were accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, we have reflected the results of operations for the GSS Business and plaNet Business as discontinued operations for all periods presented in the accompanying Consolidated Statements of Income. We have not segregated cash flows between continuing operations and discontinued operations in the accompanying Consolidated Statements of Cash Flows. As deemed appropriate, our Notes to the Consolidated Financial Statements focus on our continuing operations.

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

Discontinued operations activity during 2007 and 2008 were not significant.

9. Employee Retirement Benefit Plans

Defined Contribution-Type Plan. We sponsor a defined contribution plan covering substantially all of our employees. Participants may contribute up to 25% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, service-based contributions to the plan. The expense related to matching and service-related contributions for 2008, 2007, and 2006 was $6.2 million, $6.1 million, and $4.9 million, respectively.

Deferred Compensation Plan. We have a non-qualified deferred compensation plan for certain executives which allows the participants to defer a portion of their annual compensation. We provide a 25% matching contribution of the participant’s deferral, up to a maximum contribution of $6,250 per year, plus a positive or negative return on the deferred account balance attributable to the individual participants. As of December 31, 2008 and 2007, we have recorded a liability for this obligation of $4.1 million and $5.2 million, respectively. The expense (benefit) for this plan for 2008, 2007, and 2006 was $(1.6) million, $0.6 million, and $0.8 million, respectively. The plan is unfunded.

10. Commitments, Guarantees and Contingencies

Operating Leases. We lease certain office and production facilities under operating leases that run through 2020. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. In addition, we lease certain operating equipment under operating leases that run through 2012. Future aggregate minimum lease payments under these facilities and operating equipment agreements are as follows: 2009—$10.0 million, 2010—$9.1 million, 2011—$7.6 million, 2012—$5.7 million, 2013—$4.7 million, and thereafter—$10.2 million. We sublease portions of certain office facilities that we have abandoned. The total minimum lease payments to be received in the future under signed noncancelable subleases as of December 31, 2008 totaled $0.4 million. Total rent expense for 2008, 2007, and 2006, was $11.3 million, $9.2 million, and $8.3 million, respectively.

Service Agreements. We outsource to First Data Corporation (“FDC”) the data processing and related computer services required for the operation of our processing services and certain related products. The ACP proprietary software is run in FDC’s facility to obtain the necessary mainframe computer capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the FDC facility through a combination of private and commercially-provided networks. We also contract with FDC for computer floor space on which we maintain certain open systems hardware, used primarily to support ACP related products and internal administrative systems. Under our contract with FDC, which expires in June 2010, we are charged a fixed fee plus a variable fee based on usage and/or actual costs. The total amount paid under the FDC service agreement for 2008, 2007, and 2006 was $48.3 million, $45.9 million, and $42.6 million, respectively.

In December 2008, we entered into an agreement with Infocrossing LLC, a Wipro Limited company (“Infocrossing”) to transition the data processing and related computer services from FDC to Infocrossing prior to the expiration of the FDC contract term. The term of the Infocrossing agreement is five years beginning on the date of full conversion.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2008, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of December 31, 2008, the indemnification liability was $2.3 million and related principally to indemnifications related to income tax matters. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2008. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

11. Stockholders’ Equity

We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the fourth quarter of 2008, our Board of Directors approved a five million share increase in the number of shares we are authorized to repurchase under the Stock Repurchase Program, bringing the total number of authorized shares to 35 million.

As of December 31, 2008, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2008	2007	2006	2005	1999-2004	Total
Shares repurchased	250	13,181	2,485	3,808	9,322	29,046
Total amount paid	$3,983	$307,599	$63,283	$72,968	$252,607	$700,440
Weighted-average price per share	$15.93	$23.34	$25.46	$19.16	$27.10	$24.11

As of December 31, 2008, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled approximately 6 million shares.

In addition to the above mentioned stock repurchases, during 2008, 2007, and 2006, we repurchased and then cancelled approximately 136,000 shares, 176,000 shares, and 148,000 shares for $1.8 million, $4.0 million, and $3.7 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

12. Equity Compensation Plans

Stock Incentive Plans

Background. Beginning in 2003, we began primarily granting restricted stock awards instead of stock options to employees and non-employee directors under our equity compensation plans. Restricted stock awards offer employees and non-employee directors the opportunity to earn shares of our common stock over time or upon the attainment of pre-established performance objectives, rather than stock options in which the right to purchase shares of our common stock at a set price is earned over time. Restricted stock awards have historically been granted at no cost to the recipient. Because of the greater intrinsic value of the restricted stock at the grant date when compared to stock options, the number of equity awards granted under this compensation methodology is less than the number of equity awards granted when the primary equity awards were stock options.

Summary of Stock Incentive Plans. As of December 31, 2008, we have four stock incentive plans, as summarized below:

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1996 Plan (1)	—	—
1997 Director Plan (2)	—	—
2005 Plan (1)	12,400,000	8,832,100

Total stockholder approved	12,400,000	8,832,100
2001 Plan (3)	3,000,000	1,252

Total	15,400,000	8,833,352

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

Beginning in 2007, we began issuing restricted stock shares to key members of management (primarily members of executive management) that vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives (“Performance-Based Awards”). The structure of the performance goals for the Performance-Based Awards were approved by the stockholders at our May 2007 annual meeting. The Performance-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Performance-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award is, in-substance, multiple awards.

A summary of our unvested restricted stock activity during 2008 is as follows:

	2008
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, January 1, 2008	1,303,955	$23.60
Awards granted	814,400	12.22
Awards forfeited/cancelled	(79,405)	20.61
Awards vested	(424,381)	22.99

Unvested awards, December 31, 2008	1,614,569	$18.17

The weighted-average grant date fair value of restricted stock shares granted during 2008, 2007, and 2006, was $12.22 per share, $25.08 per share, and $23.15 per share, respectively. The total market value of restricted stock shares vesting during 2008, 2007, and 2006 was $5.7 million, $11.7 million, and $10.2 million, respectively.

Stock Options. Stock option awards are granted with an exercise price equal to the fair value of our common stock as of the date of the grant. Stock option awards typically vest over four years and have a maximum term of ten years. As discussed above, during 2003, we began primarily granting restricted stock awards instead of stock options to employees and non-employee directors. No stock options were awarded during 2008, 2007, or 2006.

A summary of our stock option activity during 2008 is as follows:

	2008		Weighted -Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	476,441	$29.49
Granted	—	—
Exercised	(5,450)	13.57
Forfeited	—	—
Expired	(123,100)	25.52

Outstanding at December 31, 2008	347,891	$31.15

Options exercisable at December 31, 2008	347,891	$31.15	2.5 Years	$716.060

(1)	The aggregate intrinsic value represents stock options that were in-the-money as of December 31, 2008, and is calculated as the difference between the exercise price of the underlying awards and the closing market price of our common stock as of December 31, 2008.

The aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, during 2008, 2007, and 2006 was approximately $23,000, $0.8 million, and 9.6 million, respectively. Cash received from stock option exercises during 2008, 2007, and 2006 was $0.1 million, $1.1 million, and $10.7 million, respectively.

1996 Employee Stock Purchase Plan

As of December 31, 2008, we had an employee stock purchase plan whereby 958,043 shares of our common stock have been reserved for sale to our employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. During 2008, 2007, and 2006, 90,728, 57,339, and 40,570 shares, respectively, were purchased under the plan for $1.1 million, ($9.37 to $16.07 per share), $1.1 million, ($12.51 to $23.63 per share), and $0.9 million ($18.68 to $23.57 per share), respectively. As of December 31, 2008, 234,448 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $11.6 million, $11.1 million, and $12.2 million, respectively, for 2008, 2007, and 2006. As of December 31, 2008, there was $19.7 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.3 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2008, 2007, and 2006, of $4.4 million, $4.1 million, and $3.7 million, respectively. The actual income tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for 2008, 2007, and 2006, totaled $2.2 million, $4.8 million, and $4.9 million, respectively.

13. Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2008:
Total revenues (1)	$113,596	$116,870	$117,980	$123,611
Operating income	23,257	21,893	21,131	23,018
Income from continuing operations before income taxes (2)	23,042	21,144	20,331	29,375
Income tax provision	(8,203)	(7,823)	(6,913)	(9,505)
Income from continuing operations (2)	14,839	13,321	13,418	19,870
Discontinued operations, net of tax	—	—	323	—
Net income (2)	14,839	13,321	13,741	19,870
Basic earnings per common share:
Income from continuing operations (2)	$0.45	$0.40	$0.40	$0.60
Discontinued operations, net of tax	—	—	0.01	—

Net income	$0.45	$0.40	$0.41	$0.60

Diluted earnings per common share:
Income from continuing operations (2)	$0.45	$0.40	$0.40	$0.59
Discontinued operations, net of tax	—	—	0.01	—

Net income	$0.45	$0.40	$0.41	$0.59

2007:
Total revenues (3)	$98,744	$99,504	$107,561	$113,452
Operating income (4)	20,454	21,161	21,568	20,654
Income from continuing operations before income taxes (4)	24,269	24,410	23,589	21,193
Income tax provision (4)	(8,494)	(8,788)	(8,387)	(7,629)
Income from continuing operations (4)	15,775	15,622	15,202	13,564
Discontinued operations, net of tax	269	—	—	339
Net income	16,044	15,622	15,202	13,903
Basic earnings per common share:
Income from continuing operations (4)	$0.35	$0.37	$0.39	$0.40
Discontinued operations, net of tax	0.01	—	—	0.01

Net income	$0.36	$0.37	$0.39	$0.41

Diluted earnings per common share:
Income from continuing operations (4)	$0.35	$0.37	$0.39	$0.40
Discontinued operations, net of tax	0.01	—	—	0.01

Net income	$0.36	$0.37	$0.39	$0.41

(1)	The increase in revenues in the second quarter of 2008 was primarily due to the acquisition of the DataProse business in April 2008 (see Note 3).

(2)	The fourth quarter of 2008 results of operations include a gain of $7.0 million, or $0.14 per diluted share, related to the repurchase of $29.7 million of our Convertible Debt Securities (see Note 6).
(3)	The increase in revenues in the third quarter of 2007 was primarily the result of the acquisitions of the ComTec and Prairie businesses in July and August 2007, respectively (see Note 3). The increase in revenues in the fourth quarter of 2007 was primarily the result of the full quarter impact of the ComTec and Prairie business acquisitions and organic growth factors.
(4)	When compared to previous quarters, the fourth quarter of 2007 results of operations include $1.3 million of additional operating expenses related to the retirement of our former CEO on December 28, 2007. These additional operating expenses, net of certain income tax benefits resulting from the timing of our former CEO’s retirement, reduced our income from continuing operations by approximately $0.01 per diluted share.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2009 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned “Executive Officers of the Registrant” included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2009 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2009 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2009 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2009 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

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

(3) Exhibits

Exhibits are listed in the Exhibit Index on page 84.

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

Date: March 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/S/ BERNARD W. REZNICEK Bernard W. Reznicek	Chairman of the Board of Directors	March 3, 2009

/S/ PETER E. KALAN Peter E. Kalan	Director, Chief Executive Officer, and President (Principal Executive Officer)	March 3, 2009

/S/ RANDY R. WIESE Randy R. Wiese	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2009

/S/ RONALD COOPER Ronald Cooper	Director	March 3, 2009

/S/ EDWARD C. NAFUS Edward C. Nafus	Director	March 3, 2009

/S/ JANICE I. OBUCHOWSKI Janice I. Obuchowski	Director	March 3, 2009

/S/ DONALD B. REED Donald B. Reed	Director	March 3, 2009

/S/ FRANK V. SICA Frank V. Sica	Director	March 3, 2009

/S/ DONALD V. SMITH Donald V. Smith	Director	March 3, 2009

/S/ JAMES A. UNRUH James A. Unruh	Director	March 3, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.28 (5)	Asset Purchase Agreement by and between Lucent Technologies Inc., as Seller, and CSG Systems International, Inc., as Buyer, dated as of December 31, 2001

2.29 (5)	Intellectual Property Agreement by and among Lucent Technologies Inc., Lucent Technologies GRL Corporation, Lucent Technologies Ireland Holding Limited and CSG Systems International, Inc., CSG Software Inc., CSG Technology Limited, effective as of February 28, 2002

2.30 (5)	Software and Services Master Supply Agreement (North America) by and among Lucent Technologies Inc. and CSG Systems International, Inc. and CSG Software, Inc., dated as of February 28, 2002

2.31 (5)	Software and Services Master Supply Agreement (International) by and among Lucent Technologies Inc. and CSG System International, Inc. and CSG Software, Inc., dated as of February 28, 2002

2.40 (19)	Securities Purchase Agreement by and among, Comverse, Inc. as Purchaser, CSG Software, Inc., CSG Americas Holdings, Inc., CSG Netherlands BV, CSG Technology Limited, the Companies to be Acquired, and CSG Systems International, Inc. and CSG Netherlands CV, Acting Through its General Partner, CSG International Holdings, LLC, as Sellers, dated October 6, 2005

2.40A (19)	Amendment to Securities Purchase Agreement, dated December 9, 2005

2.40B (21)	Second Amendment to Securities Purchase Agreement dated December 9, 2005

3.01 (1)	Restated Certificate of Incorporation of the Company

3.02 (17)	Revised Bylaws of CSG Systems International, Inc.

3.03 (2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01 (1)	Form of Common Stock Certificate

4.10 (10)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.20 (10)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

10.01 (1)	CSG Systems International, Inc. 1995 Incentive Stock Plan

10.02 (11)	CSG Employee Stock Purchase Plan

10.03 (28)	CSG Systems International, Inc. 1996 Stock Incentive Plan, as amended August 14, 2007

10.04 (28)	CSG Systems International, Inc. 2005 Stock Incentive Plan, as amended August 14, 2007

10.05 (28)	CSG Systems International, Inc. Performance Bonus Program, as amended August 14, 2007

10.06 (28)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15 (4)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16 (24)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.20* (9)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

Exhibit Number	Description
10.20A* (12)	First Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20B* (13)	Second Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20C* (16)	Fourth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20D* (18)	Fifth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20E* (21)	Sixth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20F* (22)	Seventh Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20G* (23)	Eighth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20H* (30)	Ninth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20I* (32)	Thirteenth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21* (33)	Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated July 1, 2008

10.22* (20)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C. effective November 1, 2005

10.22A (25)*	First and Second Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.22B (30)*	Third Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.22C (31)*	Fourth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.22D (33)*	Ninth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.22E (34)	Seventeenth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.22F*	Tenth and Eleventh Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.24*	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A*	ComTec Processing and Production Services Agreement

10.24B*	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description
10.30 (12)	$100,000,000 Credit Agreement among CSG Systems International, Inc., as Borrower, the Lenders from Time to Time Parties Hereto, Wells Fargo Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Keybank National Association as Co-Lead Arrangers and Co-Book Runners, dated as of September 21, 2004

10.39 (33)	CSG Systems, Inc. Wealth Accumulation Plan, as amended August 15, 2008

10.40* (18)	Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated August 1, 2003

10.40A* (18)	First Amendment to Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated June 28, 2005

10.41*	Master Computer Services Agreement between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

10.41A*	Work Order for Mainframe Computer Service between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

10.41B*	Work Order for Open Systems Computer Service between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

10.44 (3)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.45 (29)	Separation and Release Agreement with Edward C. Nafus, dated December 6, 2007

10.46 (32)	Restated Employment Agreement with Robert M. Scott, dated May 29, 2008

10.46A (33)	First Amendment to Restated Employment Agreement with Robert M. Scott, dated August 19, 2008

10.47 (32)	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.47A (33)	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.48 (32)	Restated Employment Agreement with Peter E. Kalan, dated May 29, 2008

10.48A (33)	First Amendment to Restated Employment Agreement with Peter E. Kalan, dated August 19, 2008

10.49 (32)	Restated Employment Agreement with Joseph T. Ruble, dated May 29, 2008

10.49A (33)	First Amendment to Restated Employment Agreement with Joseph T. Ruble, dated August 19, 2008

10.50 (6)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.57 (7)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 22, 2002

10.57A (14)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.58 (7)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 30, 2002

10.58A (14)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.59 (7)	Restricted Stock Award Agreement with Edward C. Nafus, dated August 30, 2002

10.59A (14)	First Amendment to Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

Exhibit Number	Description
10.64 (14)	Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.65 (14)	Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.66 (14)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.67 (14)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.68 (15)	Restricted Stock Award with Robert M. Scott, dated March 25, 2005

10.72 (18)	Restricted Stock Award Agreement with Edward C. Nafus, dated June 30, 2005

10.80 (12)	Forms of Agreement for Equity Compensation

10.80A (27)	Forms of Agreement for Equity Compensation

10.80B (26)	Forms of Agreement for Equity Compensation

10.80C (28)	Forms of Agreement for Equity Compensation

10.81 (33)	Forms of Agreement for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 14, 2002.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated January 11, 2005.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 25, 2005.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2005.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 9, 2005.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 31, 2007.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A for the event dated November 14, 2007, filed on December 11, 2007.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 31, 2008.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.