Form 10-Q
period 2009-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2009-05-08
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

YES  ☒            NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐            NO  ☐

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

YES  ☐            NO  ☒

Shares of common stock outstanding at May 4, 2009: 35,121,524

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended March 31, 2009

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$84,430	$83,886
Short-term investments	35,915	57,331

Total cash, cash equivalents and short-term investments	120,345	141,217
Trade accounts receivable-
Billed, net of allowance of $2,831 and $2,999	130,210	120,278
Unbilled and other	10,436	9,210
Deferred income taxes	10,605	12,755
Other current assets	6,235	4,468

Total current assets	277,831	287,928
Property and equipment, net of depreciation of $83,156 and $80,854	50,622	42,594
Software, net of amortization of $37,091 and $36,385	10,943	9,835
Goodwill	105,297	103,971
Client contracts, net of amortization of $114,777 and $112,675	34,290	34,244
Other assets	5,694	6,199

Total assets	$484,677	$484,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$30,864	$28,629
Trade accounts payable	25,522	22,943
Accrued employee compensation	14,721	22,997
Deferred revenue	18,295	11,487
Income taxes payable	170	4,301
Other current liabilities	12,046	12,896

Total current liabilities	101,618	103,253

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $20,568 and $24,512	164,732	175,788
Deferred revenue	9,842	9,914
Income taxes payable	5,527	5,132
Deferred income taxes	24,611	20,338
Other non-current liabilities	5,426	5,659

Total non-current liabilities	210,138	216,831

Total liabilities	311,756	320,084

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 35,111,103 and 34,720,191 shares outstanding	636	629
Additional paid-in capital	396,770	397,441
Treasury stock, at cost, 28,456,808 and 28,206,808 shares	(675,623)	(671,841)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	96	241
Unrecognized pension plan losses and prior service costs, net of tax	(919)	(919)
Accumulated earnings	451,961	439,136

Total stockholders’ equity	172,921	164,687

Total liabilities and stockholders’ equity	$484,677	$484,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2009	March 31, 2008
		(Note 2)
Revenues:
Processing and related services	$114,728	$104,169
Software, maintenance and services	8,818	9,427

Total revenues	123,546	113,596

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	58,865	53,137
Software, maintenance and services	6,402	5,215

Total cost of revenues	65,267	58,352
Other operating expenses:
Research and development	17,151	15,872
Selling, general and administrative	13,818	12,422
Data center transition expenses	1,389	—
Depreciation	4,240	3,637
Restructuring charges	102	56

Total operating expenses	101,967	90,339

Operating income	21,579	23,257

Other income (expense):
Interest expense	(1,573)	(1,731)
Amortization of original issue discount	(2,225)	(2,416)
Gain on repurchase of convertible debt securities	1,468	—
Interest and investment income, net	482	1,579
Other, net	—	14

Total other	(1,848)	(2,554)

Income before income taxes	19,731	20,703
Income tax provision	(6,906)	(7,375)

Net income	$12,825	$13,328

Net income attributed to each class of common stock and participating security:
Common stock	$12,321	$12,771
Participating restricted stock	504	557

Total	$12,825	$13,328

Weighted-average shares outstanding - Basic:
Common stock	33,070	33,084
Participating restricted stock	1,352	1,442

Total	34,422	34,526

Weighted-average shares outstanding - Diluted:
Common stock	33,113	33,108
Participating restricted stock	1,352	1,442

Total	34,465	34,550

Earnings per share - Basic and Diluted:
Common stock	$0.37	$0.39
Participating restricted stock	$0.37	$0.39
Total	$0.37	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2009	March 31, 2008
		(Note 2)
Cash flows from operating activities:
Net income	$12,825	$13,328
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	4,240	3,637
Amortization	2,963	4,981
Amortization of original issue discount	2,225	2,416
Gain on short-term investments and other	(192)	(62)
Gain on repurchase of convertible debt securities	(1,468)	—
Deferred income taxes	6,978	4,795
Excess tax benefit of stock-based compensation awards	(137)	(143)
Stock-based employee compensation	3,015	2,586
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(11,137)	(11,332)
Other current and non-current assets	(2,145)	(3,168)
Income taxes payable/receivable	(4,495)	3,133
Trade accounts payable and accrued liabilities	(3,149)	(1,039)
Deferred revenue	6,490	1,720

Net cash provided by operating activities	16,013	20,852

Cash flows from investing activities:
Purchases of property and equipment	(10,024)	(3,951)
Purchases of short-term investments	(2,937)	(5,818)
Proceeds from sale/maturity of short-term investments	24,400	9,150
Acquisition of businesses, net of cash acquired	(6,296)	(843)
Acquisition of and investments in client contracts	(1,489)	(1,465)

Net cash provided by (used in) investing activities	3,654	(2,927)

Cash flows from financing activities:
Proceeds from issuance of common stock	264	246
Repurchase of common stock	(6,047)	(1,281)
Payments on acquired equipment financing	(248)	—
Repurchase of convertible debt securities	(13,229)	—
Excess tax benefit of stock-based compensation awards	137	143

Net cash used in financing activities	(19,123)	(892)

Net increase in cash and cash equivalents	544	17,033
Cash and cash equivalents, beginning of period	83,886	123,416

Cash and cash equivalents, end of period	$84,430	$140,449

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$142	$96
Income taxes	4,328	(546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and December 31, 2008, and for the first quarter of 2009 and 2008, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC. The results of operations for the first quarter of 2009 are not necessarily indicative of the expected results for the entire year ending December 31, 2009.

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

Accounting Pronouncements Adopted. Effective January 1, 2009, we adopted FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), and FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. These new accounting pronouncements were required to be applied retrospectively for all periods presented. As a result, the accompanying Condensed Consolidated Balance Sheet as of December 31, 2008, and the Condensed Consolidated Statements of Income and Cash Flows for the quarter ended March 31, 2008 have been restated.

FSP APB 14-1. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which would include our Convertible Debt Securities, are not addressed by paragraph 12 of Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, and requires that instruments within its scope be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. FSP APB 14-1 also requires that the original issue discount (“OID”) on the liability component of instruments within its scope be amortized using the interest method over the expected life of a similar liability that does not have an associated equity component (considering the effects of prepayment features other than the conversion option).

FSP EITF 03-6-1. This FSP provides guidance on the calculation of earnings per share under SFAS No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. Under the FSP’s guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to SFAS 128’s two-class method. Since the unvested restricted stock awards under our stock incentive plans, granted prior to August 2008, contain nonforfeitable rights to cash dividends, this FSP impacts how we calculate our basic and diluted EPS.

Upon adopting FSP EITF 03-6-1, basic EPS is computed by dividing net income available to common stockholders and participating securities (the numerators) by the respective weighted average number of shares outstanding during the period (the denominators) using the two-class method. Under the two-class method, undistributed earnings are allocated among each class of common stock and participating security prior to the calculation of EPS. Diluted EPS is calculated similarly, except that the calculation includes the effect of potentially dilutive stock options and non-participating restricted stock awards. As a result of the implementation of FSP EITF 03-6-1, we have adjusted our EPS data presented on the face of the accompanying Condensed Consolidated Income Statement retroactively to conform with the provisions in the FSP. See Note 4 for a reconciliation of the basic and diluted EPS numerators and denominators.

The adoption of FSP APB 14-1 had the following cumulative effects on our December 31, 2007 stockholders’ equity balances: (i) our accumulated earnings balance was reduced by $17.5 million; and (ii) our additional paid-in capital balance was increased by $40.7 million. FSP EITF 03-6-1 impacts the manner in which basic and diluted EPS is calculated and thus did not have a cumulative effect on our accumulated earnings or additional paid-in capital balances. The effect of adopting these new accounting pronouncements on our Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2009, and for the prior periods which have been retrospectively adjusted, was as follows:

Consolidated Balance Sheet As of March 31, 2009	As Computed Under Prior Accounting	As Reported Under FSP APB 14-1	Effect of Change
Current assets	$277,831	$277,831	$—
Non-current assets	207,315	206,846	(469)

Total assets	$485,146	$484,677	$(469)

Current liabilities	$101,618	$101,618	$—
Non-current liabilities:
Long-term debt, net of unamortized OID	185,300	164,732	(20,568)
Deferred income taxes	16,861	24,611	7,750
Other non-current liabilities	20,795	20,795	—

Total non-current liabilities	222,956	210,138	(12,818)

Total liabilities	324,574	311,756	(12,818)

Stockholders’ equity:
Additional paid-in capital	360,204	396,770	36,566
Accumulated earnings	476,178	451,961	(24,217)
Other	(675,810)	(675,810)	—

Total stockholders’ equity	160,572	172,921	12,349

Total liabilities and stockholders’ equity	$485,146	$484,677	$(469)

Consolidated Balance Sheet As of December 31, 2008	As Originally Reported	As Reported Under FSP APB 14-1	Effect of Change
Current assets	$287,928	$287,928	$—
Non-current assets	197,286	196,843	(443)

Total assets	$485,214	$484,771	$(443)

Current liabilities	$103,253	$103,253	$—
Non-current liabilities:
Long-term debt, net of unamortized OID	200,300	175,788	(24,512)
Deferred income taxes	11,190	20,338	9,148
Other non-current liabilities	20,705	20,705	—

Total non-current liabilities	232,195	216,831	(15,364)

Total liabilities	335,448	320,084	(15,364)

Stockholders’ equity:
Additional paid-in capital	359,977	397,441	37,464
Accumulated earnings	461,679	439,136	(22,543)
Other	(671,890)	(671,890)	—

Total stockholders’ equity	149,766	164,687	14,921

Total liabilities and stockholders’ equity	$485,214	$484,771	$(443)

Consolidated Statement of Income For the quarter ended March 31, 2009	As Computed Under Prior Accounting	As Reported Under FSP APB 14-1 and FSP EITF 03-6-1	Effect of Change
Operating income	$21,579	$21,579	$—

Other income (expense):
Interest expense	(1,627)	(1,573)	54
Amortization of OID	—	(2,225)	(2,225)
Gain on repurchase of convertible debt securities	1,706	1,468	(238)
Other	482	482	—

	561	(1,848)	(2,409)

Income from continuing operations before income taxes	22,140	19,731	(2,409)
Income tax provision	(7,749)	(6,906)	843

Income from continuing operations	$14,391	$12,825	$(1,566)

Basic earnings per common share	$0.43	$0.37	$(0.06)
Diluted earnings per common share	$0.43	$0.37	$(0.06)

Consolidated Statement of Income For the Quarter Ended March 31, 2008	As Originally Reported	As Reported Under FSP APB 14-1 and FSP EITF 03-6-1	Effect of Change
Operating income	$23,257	$23,257	$—

Other income (expense):
Interest expense	(1,808)	(1,731)	77
Amortization of OID	—	(2,416)	(2,416)
Other	1,593	1,593	—

	(215)	(2,554)	(2,339)

Income from continuing operations before income taxes	23,042	20,703	(2,339)
Income tax provision	(8,203)	(7,375)	828

Income from continuing operations	$14,839	$13,328	$(1,511)

Basic earnings per common share	$0.43	$0.39	$(0.04)
Diluted earnings per common share	$0.43	$0.39	$(0.04)

Consolidated Statement of Cash Flows For the Quarter Ended March 31, 2009	As Computed Under Prior Accounting	As Reported Under FSP APB 14-1	Effect of Change
Cash flows from operating activities:
Net income	$14,391	$12,825	$(1,566)
Adjusted to reconcile net income to net cash provided by operating activities:
Amortization	3,017	2,963	(54)
Amortization of OID	—	2,225	2,225
Gain on repurchase of convertible debt securities	(1,706)	(1,468)	238
Deferred income taxes	7,266	6,423	(843)
Other adjustments	6,926	6,926	—
Changes in operating assets and liabilities	(13,881)	(13,881)	—

Net cash provided by operating activities	16,013	16,013	—
Cash flows from investing activities	3,654	3,654	—
Cash flows from financing activities	(19,123)	(19,123)	—

Net increase in cash and cash equivalents	544	544	—
Cash and cash equivalents, beginning of period	83,886	83,886	—

Cash and cash equivalents, end of period	$84,430	$84,430	$—

Consolidated Statement of Cash Flows For the Quarter Ended March 31, 2008	As Originally Reported	As Reported Under FSP APB 14-1	Effect of Change
Cash flows from operating activities:
Net income	$14,839	$13,328	$(1,511)
Adjusted to reconcile net income to net cash provided by operating activities:
Amortization	5,058	4,981	(77)
Amortization of OID	—	2,416	2,416
Deferred income taxes	5,623	4,795	(828)
Other adjustments	6,018	6,018	—
Changes in operating assets and liabilities	(10,686)	(10,686)	—

Net cash provided by operating activities	20,852	20,852	—
Cash flows from investing activities	(2,927)	(2,927)	—
Cash flows from financing activities	(892)	(892)	—

Net increase in cash and cash equivalents	17,033	17,033	—
Cash and cash equivalents, beginning of period	123,416	123,416	—

Cash and cash equivalents, end of period	$140,449	$140,449	$—

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the first quarter of 2009 and 2008 was $67.3 million and $60.2 million, respectively.

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2009 and December 31, 2008 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are reported at fair value in our accompanying Condensed Consolidated Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Our short-term investments at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Commercial paper	$2,936	$7,794
Agency discount notes	32,979	46,537
Fixed rate corporate securities	—	3,000

Total	$35,915	$57,331

All short-term investments held by us as of March 31, 2009 have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments were $24.4 million and $9.2 million in the quarters ended March 31, 2009 and 2008, respectively.

SFAS 157 describes a fair value hierarchy based on three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable. In accordance with SFAS 157, the following table represents the fair value hierarchy for our cash equivalents and short-term investments measured at fair value (in thousands):

	Fair Value Measurements March 31, 2009			Fair Value Measurements December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$68,091	$—	$68,091	$40,938	$—	$40,938
Commercial paper	—	8,885	8,885	—	31,383	31,383
Agency discount notes	—	32,979	32,979	—	53,737	53,737
Fixed rate corporate securities	—	—	—	—	3,000	3,000

Total	$68,091	$41,864	$109,955	$40,938	$88,120	$129,058

As of March 31, 2009, our long-term debt consists of our Convertible Debt Securities (see Note 7). We have chosen not to measure our Convertible Debt Securities at fair value under SFAS 159, with changes recognized in earnings each reporting period. As of March 31, 2009 and December 31, 2008, the fair value of our Convertible Debt Securities, based upon quoted market prices or recent sales activity, was approximately $164 million and $173 million, respectively. The fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, as of March 31, 2009 and December 31, 2008, was approximately $20,000 and $61,000, respectively.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarter of 2009, we repurchased 250,000 shares of our common stock under the Stock Repurchase Program for $3.8 million (weighted-average price of $15.13 per share). We did not repurchase any shares during the first quarter of 2008 under our Stock Repurchase Program. As of March 31 2009, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 5.7 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the first quarter of 2009 and 2008 in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans is as follows (in thousands):

	Quarter Ended March 31,
	2009	2008
Shares repurchased	161	104
Total amount paid	$2,266	$1,281

Stock-Based Awards. A summary of our unvested restricted stock activity during the first quarter of 2009 is as follows:

	Quarter Ended March 31, 2009
	Shares	Weighted-Average Grant Date Fair Value
Unvested awards, beginning	1,614,569	$18.17
Awards granted	780,661	14.39
Awards forfeited/cancelled	(8,750)	23.87
Awards vested	(459,447)	18.54

Unvested awards, ending	1,927,033	$16.53

Included in the awards granted during the first quarter of 2009 are performance-based awards for 105,000 restricted stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

Also included in the awards granted during the first quarter of 2009 are performance-based awards for 23,161 restricted stock shares issued to key employees in conjunction with the Quaero acquisition. These shares will vest in one year with the number of shares vesting based upon meeting pre-established financial and individual performance objectives.

All other restricted stock shares granted during the first quarter of 2009 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense of $3.0 million and $2.6 million for the first quarter of 2009 and 2008, respectively.

4. EARNINGS PER COMMON SHARE

Basic and diluted EPS amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income. The net income amounts attributed to both common stock and participating restricted stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended March 31,
	2009	2008
Net income attributed to:
Common stock	$12,321	$12,771
Participating restricted stock	504	557

Total	$12,825	$13,328

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted stock are as follows (in thousands):

	Quarter Ended March 31,
	2009	2008
Weighted-average shares outstanding - Basic:
Common stock	33,070	33,084
Participating restricted stock	1,352	1,442

Total	34,422	34,526

Weighted-average shares outstanding - Diluted:
Common stock	33,113	33,108
Participating restricted stock	1,352	1,442

Total	34,465	34,550

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended March 31,
	2009	2008
Basic weighted-average common shares	33,070	33,084
Dilutive effect of common stock options	28	24
Dilutive effect of non-participating restricted stock	15	—
Dilutive effect of Convertible Debt Securities	—	—

Diluted weighted-average common shares	33,113	33,108

For each of the quarters ended March 31, 2009 and 2008, 0.2 million and 0.4 million, respectively, of potentially dilutive common shares related to stock options and non-participating unvested shares of restricted stock were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

Upon conversion, we will settle the $185.3 million principal amount of our Convertible Debt Securities in cash, and have the option to settle our conversion obligation, to the extent it exceeds the principal amount, in our common stock, cash or any combination of our common stock and cash. As a result, the Convertible Debt Securities have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $26.77 per share. The current effective conversion price of $26.77 per share may be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases by us of our common stock pursuant to a self-tender offer or exchange offer.

5. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended March 31,
	2009	2008
Net income	$12,825	$13,328
Other comprehensive income (loss), net of tax, if any:
Unrealized gain (loss) on short-term investments	(145)	11

Comprehensive income	$12,680	$13,339

6. PRIOR YEAR ACQUISITIONS

Quaero Corporation. On December 31, 2008, we acquired Quaero Corporation (“Quaero”). On the date of acquisition, we had made cash purchase price payments of $12.2 million; in the first quarter of 2009, we made additional cash purchase price payments of Quaero of $2.5 million; and in the second quarter of 2009 we expect to make the final cash purchase price payments of approximately $0.3 million. In addition to these cash purchase price payments, the Quaero merger agreement includes provisions for contingent purchase price payments of up to $9.5 million through the end of 2010, contingent upon the achievement of certain predetermined operating criteria. As of March 31, 2009, the contingent purchase price payments have not been reflected in the Quaero purchase price due to uncertainty of payment. The contingent payments will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determinable beyond a reasonable doubt.

The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed in the acquisition of Quaero, and the estimated lives of the Quaero acquired intangible assets. Amortization expense related to these acquired intangible assets is recognized based upon the pattern in which the economic benefits of the acquired intangible assets are expected to be received.

	Quaero
	Amount	Weighted-Average Estimated Lives (years)
Current assets (includes cash and cash equivalents of zero)	$2,555
Fixed assets	873
Acquired customer relationships	2,600	15
Acquired other intangible assets	800	2 to 5
Goodwill	9,414
Other non-current assets	69

Total assets acquired	16,311

Current liabilities	(1,577)

Net assets acquired	$14,734

The Quaero goodwill amount represents the excess of the cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed, and has been assigned to a reporting unit within our reportable segment. The Quaero goodwill and acquired intangible assets are deductible for income tax purposes.

The results of Quaero’s operations are included in our accompanying Condensed Consolidated Statements of Income for the period subsequent to the acquisition date.

We are in the process of obtaining certain information that we believe is necessary to finalize the Quaero purchase accounting, including the finalization of: (i) a working capital adjustment, and thus an adjustment of the total purchase price; (ii) the valuation of Quaero’s acquired assets and assumed liabilities; and (iii) the income tax attributes of the Quaero acquired assets. As of March 31, 2009, we are not expecting the working capital adjustment for Quaero to be material and are not expecting significant changes to our preliminary Quaero purchase price allocation.

Prairie Interactive Messaging, Inc. In 2007, we acquired Prairie Voice Services, Inc., which we subsequently renamed Prairie Interactive Messaging, Inc. (“Prairie”), for a total cash purchase price of $47.7 million to date, which includes recorded contingent purchase price amounts of approximately $3 million as of March 31, 2009. As of March 31, 2009, there remains approximately $3 million of additional contingent purchase price that is eligible for payment upon the achievement of certain operating criteria in 2009.

This additional contingent purchase price has not been recorded as contingent purchase price payment as of March 31, 2009 because of the uncertainty of payment at that time, and will be recorded as additional purchase price if and when the events associated with the remaining contingencies are resolved or the outcomes of the contingencies are determinable beyond a reasonable doubt.

7. DEBT

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

Holders of the Convertible Debt Securities can convert their securities: (i) at any time the price of our common stock trades over $34.80 per share (130% of the $26.77 effective conversion price) for a specified period of time; (ii) at any time the trading price of the Convertible Debt Securities fall below 98% of the average conversion value for the Convertible Debt Securities for a specified period of time; (iii) upon us exercising our right to redeem the Convertible Debt Securities at any time after June 20, 2011; (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control (as defined in the Bond Indenture); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. As of March 31, 2009, none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the $185.3 million par value of the Convertible Debt Securities; and (ii) to the extent our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of March 31, 2009, our conversion obligation did not exceed the par value of the Convertible Debt Securities.

During the first quarter of 2009, we repurchased $15.0 million (par value) of our Convertible Debt Securities for $13.2 million in the open public market, and recognized a gain on the repurchase of $1.5 million, after the write-off of a proportional amount of deferred financing costs. This debt has been considered extinguished for accounting purposes.

As discussed in Note 2, effective January 1, 2009, we adopted the provisions of FSP APB 14-1. FSP APB 14-1 required us to refer back to the original issuance of our Convertible Debt Securities in June 2004 and record a $67.6 million OID, which was the amount of the total proceeds of $230 million that was attributable to the convertible equity component of the Convertible Debt Securities. A corresponding amount assigned to the OID was recorded to stockholders’ equity (additional paid-in capital), net of deferred financing costs attributed to the equity component and net of income taxes. The OID is being amortized to book interest expense through June 15, 2011, which is the first date that the Convertible Debt Securities can be put back to us by the holders for cash. As of March 31, 2009 and December 31, 2008, after the retrospective application of the new accounting principle, the liability and equity components of the Convertible Debt Securities were as follows:

	March 31, 2009	December 31, 2008
Liability component:
Principal amount	$185,300	$200,300
Unamortized OID	(20,568)	(24,512)

Net carrying amount	$164,732	$175,788

Equity component (included within additional paid-in capital)	$36,567	$37,465

The effective interest rate of the liability component for all periods presented is 8.0%, and the amount of interest expense recognized for the Convertible Debt Securities is as follows (in thousands):

	Quarter Ended March 31,
	2009	2008
Coupon interest (at 2.5%)	$1,224	$1,438
Amortization of OID	2,225	2,416

Total	$3,449	$3,854

2004 Revolving Credit Facility. We have a five-year, $100 million senior secured revolving credit facility with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility requires maintenance of certain financial ratios, including a leverage ratio and an interest coverage ratio. In addition, the 2004 Revolving Credit Facility subjects us to certain limitations, including: (i) the incurrence of certain indebtedness and liens on our property; (ii) the execution of contracts that represent certain fundamental changes in our business; (iii) the sale of our property except in the ordinary course of business; (iv) the making of certain restricted payments, as defined (to include cash dividends); and (v) the making of investments, as defined. As of March 31, 2009, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and due to an outstanding irrevocable letter of credit of $0.5 million, had $99.5 million of the 2004 Revolving Credit Facility contractually available. However, one of the financial institutions, which is responsible for funding approximately 11% of the facility, has undergone recent financial challenges and it is unknown at this time whether those challenges would affect the financial institution’s ability or willingness to fund the facility if drawn upon. If that financial institution is unable or unwilling to fund its portion of the facility, as of March 31, 2009, we would have only $89.0 million of the 2004 Revolving Credit Facility available to us.

8. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2009, to include goodwill resulting from our recent acquisitions (see Note 6), were as follows (in thousands):

January 1, 2009, balance	$103,971
Adjustments related to prior acquisitions	1,326

March 31, 2009, balance	$105,297

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of March 31, 2009 and December 31, 2008, the carrying values of these assets were as follows (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$149,067	$(114,777)	$34,290	$146,919	$(112,675)	$34,244
Software	48,034	(37,091)	10,943	46,220	(36,385)	9,835

Total	$197,101	$(151,868)	$45,233	$193,139	$(149,060)	$44,079

The total amortization expense related to intangible assets for the first quarter of 2009 and 2008 was $2.8 million and $4.8 million, respectively. Based on the March 31, 2009 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2009 – $11.0 million; 2010 – $10.6 million; 2011 – $9.6 million; 2012 – $7.8 million; and 2013 – $2.2 million.

9. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Warranties. We generally warrant that our solutions and related offerings will conform to published specifications, or to specifications provided in an individual client arrangement, as applicable. The typical warranty period is 90 days from delivery of the solution or offering. For certain service offerings we provide a limited warranty for the duration of the services provided. We generally warrant that services will be performed in a professional and workmanlike manner. The typical remedy for breach of warranty is to correct or replace any defective deliverable, and if not possible or practical, we will accept the return of the defective deliverable and refund the amount paid under the client arrangement that is allocable to the defective deliverable. Our contracts also generally contain limitation of damages provisions in an effort to reduce our exposure to monetary damages arising from breach of warranty claims. Historically, we have incurred minimal warranty costs, and as a result, do not maintain a warranty reserve.

Product and Services Indemnifications. Our arrangements with our clients generally include an indemnification provision that will indemnify and defend a client in actions brought against the client that claim our solutions infringe upon a copyright, trade secret, or valid patent. Historically, we have not incurred any significant costs related to such indemnification claims, and as a result, do not maintain a reserve for such exposure.

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2009, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of March 31, 2009, the indemnification liability was $2.3 million and related principally to indemnifications related to income tax matters. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2009. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto (our “Financial Statements”) included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008 (our “2008 10-K”).

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

Restatement of Prior Year Financial Statements Due to the Adoption of New Accounting Pronouncements

Effective January 1, 2009, we adopted two new accounting pronouncements: (i) FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), and (ii) FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP APB 14-1 changed the manner in which we account for our Convertible Debt Securities. As a result, we have recorded additional non-cash interest expense in the first quarter of 2009 of $2.2 million. FSP EITF 03-6-1 changed the manner in which we treat share-based payment awards with rights to dividends or dividend equivalents in our calculation of basic and diluted EPS.

Both accounting pronouncements were required to be adopted retrospectively. As a result, we have restated our Condensed Consolidated Balance Sheet as of December 31, 2008, and our Condensed Consolidated Statements of Income and Cash Flows for the quarter ended March 31, 2008, which includes additional non-cash interest expense of $2.4 million as a result of the adoption of FSP APB 14-1.

See Note 2 to our Financial Statements for further discussion of our adoption of FSP APB 14-1 and FSP EITF 03-6-1.

Management Overview of Quarterly Results

Our Company. We are a leading provider of software- and services-based customer interaction management solutions that help our clients build commerce by better engaging and transacting with their customers. Our solutions enable our clients to build new offerings, to engage customers on those offerings, and to deliver them through effective and profitable customer transactions. Our clients maximize the value and minimize the costs associated with their customer interactions by using our solutions to conduct key business processes such as targeting prospective customers, rolling out and offering new solutions quickly, efficiently managing order processing, streamlining operations, managing field workforces, improving customer satisfaction, integrating actionable customer intelligence, developing marketing strategies, printing and mailing monthly statements, and electronically transacting with customers. Our solutions provide clients with favorable results through improved operating efficiencies, decreased churn rates, accelerated marketing effectiveness, lower overall costs, and increased profitability.

Our proven technology is based on more than 25 years of expertise in serving clients in several complex and highly competitive industries. These clients typically handle a high volume of recurring transactions and complex customer relationships through a growing set of touch points, ranging from call centers, on-line Internet access, emails, text messages, interactive messaging, service technicians, and monthly statements. Our solutions and services are at work behind the scenes of systems that support customer interactions of some of the largest and most innovative service providers in North America. Our heritage is in providing outsourced customer interaction management solutions to the cable and direct broadcast satellite (“DBS”) companies, which represent approximately 83% and 91%, respectively, of our first quarter 2009 and 2008 revenues. Building upon those years of experience, we have broadened and enhanced our solutions to now serve an increasing number of other industries such as financial services, utilities, telecommunications, healthcare, and home security.

Our solutions are delivered and supported by an experienced and dedicated workforce of more than 2,000 employees. We are a S&P SmallCap 600 company.

Market Concentration. The North American communications industry has experienced significant consolidation over the last few years, resulting in a large percentage of the market being served by a fewer number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately two-thirds of our revenues being generated from our four largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), Time Warner Cable Inc. (“Time Warner”), and Charter Communications (“Charter”).

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

First Quarter Highlights. A summary of our results of operations and other key performance metrics for the first quarter of 2009 are as follows:

•

Our revenues for the first quarter of 2009 were $123.5 million, up 8.8% when compared to $113.6 million for the same period in 2008, with the increase almost entirely attributed to the additional revenues generated from the businesses we acquired during 2008: DataProse Inc. (“DataProse”) on April 30, 2008 and Quaero Corporation (“Quaero”) on December 31, 2008 (collectively, the “Acquired Businesses”).

•	Our operating expenses for the first quarter of 2009 were $102.0 million, up 12.9% when compared to $90.3 million for the same period in 2008.

•	Over three-fourths of the increase in operating expenses can be attributed to the year-over-year impact of the Acquired Businesses.

•

Additionally, during the first quarter of 2009, we incurred $1.4 million of expense related to our efforts to transition our data center services from First Data Corporation (“FDC”) to Infocrossing LLC, a Wipro Limited company (“Infocrossing”) (“Data Center Transition Expenses”), discussed in further detail below.

•

Operating income for the first quarter of 2009 was $21.6 million (17.5% operating margin percentage), compared to $23.3 million (20.5% operating margin percentage) for the same period in 2008. The decrease in operating income margin between years can almost entirely be attributed to the impact of the Acquired Businesses and the Data Center Transition Expenses.

•

Operating income for the first quarter of 2009 includes non-cash charges related to depreciation, amortization of intangible assets, and stock-based compensation expense totaling $10.0 million (pretax impact), or $0.19 per diluted share impact, as compared to non-cash charges for the first quarter of 2008 of $11.0 million (pretax impact), or $0.21 per diluted share.

•	Our diluted earnings per common share from continuing operations for the first quarter of 2009 was $0.37, a decrease of 5.1% when compared to $0.39 per diluted share for the first quarter of 2008.

•

We continue to generate strong cash flows from operations. As of March 31, 2009, we had cash, cash equivalents, and short-term investments of $120.3 million, as compared to $141.2 million as of December 31, 2008.

Cash flows from operating activities for the first quarter of 2009 were $16.0 million, compared to $20.9 million for the first quarter of 2008, and were negatively impacted by an $11 million client payment that was received after quarter-end on April 1, 2009. See the “Liquidity” section below for further discussion.

Other key events related to our operations for the first quarter of 2009 were as follows:

•

During the first quarter of 2009, we repurchased $15.0 million (par value) of our Convertible Debt Securities for $13.2 million, and recognized a gain on the repurchase of $1.5 million (pretax impact), after the write-off of a proportional amount of deferred financing costs.

•	During the first quarter of 2009, we repurchased a total of 250,000 shares, for a total of $3.8 million (a weighted-average price of $15.13 per share) under our Stock Repurchase Program.

•

In February 2009, we entered into a restated and amended Master Subscriber Management System Agreement with Charter that expands the use of our solutions supporting Charter’s entire national video, high-speed data, and telephony footprint through December 31, 2014. See our Significant Client Relationships Section below for further discussion.

•

In February 2009, our Board of Directors named Mr. Bret Griess, Senior Vice President Operations and Delivery and CIO, as an Executive Officer. See our Form 8-K filed on February 25, 2009 for additional details of this matter.

Significant Client Relationships

Client Concentration. Approximately two-thirds of our total revenues are generated from our four largest clients, which include Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for the first quarter of 2009, the fourth quarter of 2008, and the first quarter of 2008:

	Quarter Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Comcast	25%	26%	27%
DISH	18%	17%	19%
Time Warner	13%	14%	13%
Charter	9%	9%	8%

As of March 31, 2009, December 31, 2008, and March 31, 2008, the percentages of net billed accounts receivable balances attributable to our largest clients were as follows:

	As of
	March 31, 2009	December 31, 2008	March 31, 2008
Comcast	24%	30%	30%
DISH	28%	17%	26%
Time Warner	13%	14%	8%
Charter	9%	10%	8%

In the near term, we expect to continue to generate a large percentage of our total revenues from our four largest clients mentioned above. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew its contract with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations (including possible impairment or significant acceleration of the amortization of intangible assets).

DISH. Our processing agreement with DISH runs through December 31, 2009. We are currently engaged in discussions with DISH regarding contract renewal options. We believe our operating relationship with DISH is healthy, and while there can be no assurances that we will enter into a renewal agreement with DISH, the complex nature of customer care and billing services are such that we believe our on-going service and support of DISH will continue beyond the end of 2009. The DISH processing agreement and related material amendments are included in the exhibits to our periodic filings with the SEC.

Charter. On February 17, 2009, we entered into a new processing agreement with Charter to expand the use of our solutions supporting Charter’s national video, high-speed data, and telephony footprint through December 31, 2014. Our previous contract with Charter went through December 31, 2012. We currently provide customer interaction management solutions to approximately 60% of Charter’s residential customers. Under the new processing agreement, Charter plans to convert its remaining customers to our solutions, with conversions expected to begin in late 2009. The new processing agreement contains minimum financial commitments over the life of the agreement. At this time, we do not expect the new agreement to have a significant impact on our 2009 results of operations.

On March 27, 2009, Charter filed its pre-arranged bankruptcy and restructuring plan with the U.S. Bankruptcy Court. Subsequently, the U.S. Bankruptcy Court has approved Charter’s request, subject to certain terms and conditions, to pay trade creditors in full for invoices that become due and payable in the ordinary course of business during its bankruptcy case. At this time, Charter has paid all of our pre-bankruptcy receivables, and remains current in their payments to us. In addition, Charter has publically indicated that it has sufficient liquidity to continue to operate its business without disruption. Based on this information, we determined that no reserves are necessary for our outstanding receivables with Charter at this time.

Going forward, we are positioned to be a key partner in helping Charter achieve its operational goals under the terms of our agreement. However, as discussed in Part II Section 1A. Risk Factors below, companies involved in bankruptcy proceedings pose greater financial risks to us, and therefore, there can be no assurances as to the outcome of any bankruptcy case until the terms are finalized by the Bankruptcy Court.

Data Center Transition

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

As a result, during the first quarter of 2009, we incurred $1.4 million of Data Center Transition Expenses, as shown in our Consolidated Statement of Income. These transition costs are one-time in nature and include such things as labor and consulting costs for the transition team. Additionally, during the first quarter of 2009, we spent $1.0 million of capital expenditures related to infrastructure costs to set up and replicate the computing environment at the new Infocrossing data center location in order to protect against disruption during the transition period. These Data Center Transition Expenses and capital expenditures will continue to be incurred during the period leading up to the final transition of services from FDC to Infocrossing.

For the full year 2009, we estimate that the Data Center Transition Expenses will be approximately $17 million to $18 million, or approximately $0.32 to $0.34 per diluted share negative impact, and are expected to have a negative impact of approximately $9 million on our 2009 cash flows from operations. Additionally, we expect our 2009 capital expenditures related to the data center transition to be approximately $15 million. These amounts are based on the best available estimates at this time and may fluctuate up or down as we execute on our transition plan.

The Infocrossing agreement is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Cost of processing and related services	$922	$880	$803
Cost of software, maintenance and services	195	146	159
Research and development	419	443	336
Selling, general and administrative	1,479	1,528	1,288

Total stock-based compensation expense	$3,015	$2,997	$2,586

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

We have identified the most critical accounting policies that affect our financial condition and the results of our operations. Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; and (v) business combinations and asset purchases. These critical accounting policies, as well as our other significant accounting policies, are discussed in greater detail in our 2008 10-K.

Results of Operations

Total Revenues. Total revenues for the first quarter of 2009 increased 8.8% to $123.5 million, from $113.6 million for the first quarter of 2008. The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the first quarter of 2009 increased 10.1% to $114.7 million, from $104.2 million for the first quarter of 2008. The increase in processing and related services revenues between periods relates almost entirely to the additional revenues generated from the Acquired Businesses.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets (reflected as a reduction of processing and related services revenues) for the first quarter of 2009 and 2008 was $1.0 million and $3.6 million, respectively. The decrease in amortization expense between periods is due to the change in the useful life of the Comcast client contract intangible asset as a result of the extension of the contractual arrangement with Comcast, effective July 1, 2008.

•

Total customer accounts processed on our solutions as of March 31, 2009 were 45.4 million, relatively consistent when compared to 45.6 million as of March 31, 2008, and 45.3 million as of December 31, 2008. Over the next twelve months, we expect to convert over 3 million customer accounts onto our solutions as a result of the new Charter agreement, as discussed above, and other various clients deciding to consolidate their business operations onto our solutions. This represents an increase of approximately 8% from the current level of customer accounts on our solutions. At this time, we expect to begin these conversions during the second half of 2009 and have them completed within the next 12 months. We do not expect these new customer accounts to have a significant impact to our 2009 results of operations.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the first quarter of 2009 were $8.8 million, a 6.5% decrease when compared to $9.4 million for the first quarter of 2008. This overall decrease is due to lower professional services revenues and software-related revenues which was offset to a certain degree by revenues generated from the Quaero business, as a portion of Quaero’s revenues fall within the professional services revenues classification. Beginning in the second quarter of 2008, we have experienced a decline in our professional services revenues, as a result of the timing and type of work our professional services team have been engaged in (e.g., longer term implementations which may require the fees be deferred upfront and recognized over the life of the service agreement).

For the fourth quarter of 2008, our software, maintenance and services revenues were $7.7 million. The increase between sequential quarters is due to the impact of the Quaero business.

Cost of Revenues. See our 2008 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the first quarter of 2009 increased 10.8% to $58.9 million, from $53.1 million for the first quarter of 2008, with the increase almost entirely related to the impact of the Acquired Businesses (as all of DataProse costs of revenues and a portion of Quaero’s cost of revenues fall within this expense classification). Total processing and related services cost of revenues as a percentage of our processing and related services revenues for the first quarter of 2009 and 2008 was 51.3% and 51.0%, respectively.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the first quarter of 2009 increased 22.8% to $6.4 million, from $5.2 million for the first quarter of 2008. This increase is entirely attributed to an increase in employee-related costs as a result of the Quaero acquisition.

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the first quarter of 2009 and 2008 were 72.6% and 55.3%, respectively. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of solutions. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our software and maintenance, professional services as a percentage of our software, maintenance and services revenues will likely occur between periods.

R&D Expense. R&D expense for the first quarter of 2009 increased 8.1% to $17.2 million, from $15.9 million for the first quarter of

2008. The increase between periods is due to an increase in personnel on R&D projects, reflective of our continued focus on product development and enhancement efforts. As a percentage of total revenues, R&D expense was 13.9% for the first quarter of 2009, compared to 14.0% for the first quarter of 2008. We did not capitalize any internal software development costs during the first quarter of 2009 and 2008.

During the first quarter of 2009, our R&D efforts were focused on the continued evolution of our solutions, both functionally and architecturally, in response to market demands that our solutions have certain functional features and capabilities, as well as architectural flexibilities (such as service oriented architecture, or SOA). This evolution will result in the modularization of certain functionality that historically has been tightly integrated within our solution suite, which will allow us to respond more quickly to required changes to our solutions and provide greater interoperability with other computer systems. Although our primary value proposition to our clients will continue to be the breadth and depth of our integrated solutions, these R&D efforts will also allow us to separate certain product components so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, including the use of certain solutions across non-CSG customer care and billing solutions. Additionally, during the first quarter of 2009, we have focused our R&D efforts on the integration of our recently acquired technologies such as interactive messaging and customer intelligence with ACP, our core outsourced information processing product, as well as creating an integrated suite of customer interaction management solutions that also include e-care and printing/mailing capabilities, which are portable to new verticals such as financial services, utilities, healthcare, and home security.

At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. Additionally, we expect that the percentage of our total revenues invested in R&D to be relatively consistent with the current quarters, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the first quarter of 2009 increased 11.2% to $13.8 million, from $12.4 million for the first quarter of 2008. The increase in SG&A expense reflects the impact of the sales and marketing costs of the Acquired Businesses. As a percentage of total revenues, SG&A expense was 11.2% for the first quarter of 2009, compared to 10.9% for the first quarter of 2008.

Data Center Transition Expenses. As discussed above, during the first quarter of 2009, we began transitioning our data center services from FDC to Infocrossing, and as a result, have incurred $1.4 million of expense related to labor and consulting costs for the transition team.

Depreciation Expense. Depreciation expense for the first quarter of 2009 increased 16.6% to $4.2 million, compared to $3.6 million for the first quarter of 2008. The increase in depreciation expense is primarily due to the increased capital expenditures, to include the acquired property and equipment from the Acquired Businesses. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Operating Income. Operating income and operating income margin for the first quarter of 2009 were $21.6 million, or 17.5% of total revenues, compared to $23.3 million, or 20.5% of total revenues for the first quarter of 2008. The decrease in operating income and the operating income margin between years is mainly the result of: (i) the impact of the Acquired Businesses; and (ii) the Data Center Transition Expenses, discussed earlier.

At this time, we expect our operating income margin to trend down over the remainder of the year, with our full year 2009 operating margin percentage expected to be approximately 14%. This operating margin percentage is negatively impacted by approximately 3.5 percentage points as a result of the estimated $17 million to $18 million of Data Center Transition Expenses expected to be incurred in 2009.

Total non-cash charges related to depreciation, amortization of intangible assets, and stock-based compensation expense included in the determination of operating income for the first quarter of 2009 and 2008 were $10.0 million and $11.0 million, respectively.

Amortization of Original Issue Discount. The amortization of original issue discount relates to our Convertible Debt Securities which have a stated coupon rate of 2.5%. See Notes 2 and 7 to our Financial Statements for a discussion of our adoption of FSP APB 14-1, effective January 1, 2009, and the corresponding retrospective impact of such adoption on our interest expense.

Gain on Repurchase of Convertible Debt Securities. As discussed above, during the first quarter of 2009, we repurchased $15.0 million (par value) of our Convertible Debt Securities for $13.2 million, which resulted in a gain of $1.5 million (pre-tax impact), after the write-off of a proportional amount of deferred financing costs. This represents a weighted-average purchase price of approximately 88% of par value for the securities we repurchased.

Interest and Investment Income, net. Interest and investment income, net for the first quarter of 2009 decreased 69.5% to $0.5 million, from $1.6 million for the first quarter of 2008. The decrease is due to a decrease in the overall rate of return realized on investments between periods due to a deterioration in the interest rate environment.

Income Tax Provision. The effective income tax rates for the first quarter of 2009 and 2008 were relatively consistent at 35% and 36%, respectively. For the full year of 2009, we estimate that our overall effective income tax rate will be approximately 35%.

Liquidity

Cash and Liquidity

As of March 31, 2009 our principal sources of liquidity included cash, cash equivalents, and short-term investments of $120.3 million, compared to $141.2 million as of December 31, 2008. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a $100 million senior secured revolving credit facility that is discussed in the “Capital Resources” section below.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization of OID, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2008 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2008:
March 31	$31,538	$(10,686)	$20,852
June 30	28,225	19,052	47,277
September 30	30,440	(2,881)	27,559
December 31	24,558	(5,599)	18,959
2009:
March 31	$30,449	$(14,436)	$16,013

We believe the above table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items. As the table above illustrates, the operations portion of our cash flows from operating activities remains relatively consistent between periods. The variations in our net cash provided by operating activities are almost entirely related to the changes in our operating assets and liabilities (related mostly to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in the balances of key operating assets and liabilities between March 31, 2009 and December 31, 2008 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2008:
March 31	$126,062	$(1,476)	$124,586	59
June 30	107,226	(1,557)	105,669	59
September 30	109,490	(1,594)	107,896	55
December 31	123,277	(2,999)	120,278	56
2009:
March 31	133,041	(2,831)	130,210	58

The increase in our gross and net billed trade accounts receivable as of March 31, 2009 is primarily due to an $11 million client payment that was received after quarter-end on April 1, 2009. The variability in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

Accrued Employee Compensation

Accrued employee compensation decreased $8.3 million, from $23.0 million as of December 31, 2008 to $14.7 million as of March 31, 2009 primarily as a result of the payment of the 2008 management incentive bonuses in March 2009.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. During the first quarter of 2009, our cash flows from investing activities also included cash payments related to our prior year acquisition activities, discussed in further detail in Note 6 to our Financial Statements.

Purchases/Sales of Short-term Investments. During the first quarter of 2009 and 2008, we purchased $2.9 million and $5.8 million, respectively, and sold (or had mature) $24.4 million and $9.2 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for first quarter of 2009 and 2008 for property and equipment, and investments in client contracts were as follows (in thousands):

	Quarter Ended March 31,
	2009	2008
Property and equipment	$10,024	$3,951
Client contracts	1,489	1,465

The property and equipment expenditures during the first quarter of 2009 consisted principally of: (i) investments in new color print technologies; (ii) hardware and related infrastructure items required to setup and replicate the computing environment at the new Infocrossing data center location; and (iii) computer hardware, software, and related equipment.

The investments in client contracts for the first quarter of 2009 and 2008 relate to client incentive payments ($0.4 million and $0.7 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($1.1 million and $0.8 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our Convertible Debt Securities.

Repurchase of Common Stock. During the first quarter of 2009 we repurchased 250,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $3.8 million. We made no comparable share repurchases during the first quarter of 2008. In addition, outside of our Stock Repurchase Program, during the first quarter of 2009 and 2008, we repurchased from our employees and then cancelled approximately 161,000 shares and 104,000 shares of our common stock for $2.3 million and $1.3 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Repurchase of Convertible Debt Securities. During the first quarter of 2009, we repurchased $15.0 million (par value) of our Convertible Debt Securities for $13.2 million, and recognized a gain on the repurchase of $1.5 million (pretax impact), after the write-off of a proportional amount of deferred financing costs. We made no comparable debt repurchases during the first quarter of 2008.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•	Cash, Cash Equivalents and Short-term Investments. As of March 31, 2009, we had cash, cash equivalents, and short-term investments of $120.3 million.

•	Operating Cash Flows. As described in the “Liquidity” section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities.

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

Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of March 31, 2009, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility. As of March 31, 2009, due to an outstanding irrevocable letter of credit of $0.5 million, we had $99.5 million of the 2004 Revolving Credit Facility contractually available to us. However, a financial institution that is responsible for funding approximately 11% of the total facility has undergone recent financial challenges, and it is unknown at this time whether those challenges would affect the financial institution’s ability or willingness to fund the facility. If that financial institution is unable or unwilling to fund its portion of the facility, as of March 31, 2009, we would have only $89.0 million of the 2004 Revolving Credit Facility available to us.

We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of March 31, 2009, the commitment fee rate was 37.5 basis points per annum. See Note 6 to our Form 10-K for a discussion of the interest rate provisions of the 2004 Revolving Credit Facility.

We are currently evaluating our options for a revolving credit facility beyond the September 2009 expiration date of the existing 2004 Revolving Credit Facility.

Uses of Capital Resources. Below are the key items to consider in assessing our uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past. During the first quarter of 2009, we repurchased 250,000 shares of our common stock for $3.8 million (weighted-average price of $15.13 per share). As of March 31, 2009, we have remaining 5.7 million shares authorized for repurchase under our Stock Repurchase Program, but have made no commitments to repurchase those shares in the future.

•

Acquisitions. We have made five acquisitions in the last three years. Besides the cash paid at the date the acquisition closes, some acquisitions included the payment of additional cash related to contingent purchase price payments. As discussed in Note 6 to our Financial Statements, in the future, we could potentially be paying up to $3.0 million in contingent purchase price payments for Prairie related to 2009, and up to $9.5 million in contingent purchase price payments for Quaero related to 2009 and 2010.

•

Capital Expenditures. In the first quarter 2009, we spent $10.0 million on capital expenditures. At this time, we expect our 2009 capital expenditures to be approximately $30 million, with approximately $15 million related to hardware and infrastructure items necessary to set up and replicate the new computing environment at InfoCrossing, as discussed earlier. The remainder of our expected capital expenditures will consist principally of hardware and software infrastructure to support our clients’ expanding business needs, and statement production equipment to continue to offer enhanced functionalities to our clients.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the first quarter 2009, we provided client incentives of $0.4 million. As of March 31, 2009, we have made commitments for investments in client contracts which are payable by us only upon the successful conversion of certain additional customers to our processing solutions.

•

Long-Term Debt. Our Convertible Debt Securities are callable by us for cash, on or after June 20, 2011, at a redemption price equal to 100% of the par value of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, as defined in the Convertible Debt Securities bond indenture, at a repurchase price equal to 100% of the par value of the Convertible Debt Securities, plus any accrued interest. The Convertible Debt Securities are also convertible under specified conditions. Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the $185.3 million par value of the Convertible Debt Securities; and (ii) to the extent our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. During the next twelve months, there are no call or put options available, and we do not expect the occurrence of any conversion triggers. As a result, in the near-term, we expect our required annual debt service cash outlay related to the Convertible Debt Securities to be limited to the annual interest payments of approximately $5 million.

As noted above, during the first quarter of 2009, we voluntarily repurchased $15.0 million of our Convertible Debt Securities for $13.2 million, which resulted in a gain of $1.5 million. This represents a weighted-average purchase price of approximately 88% of par value for the bonds we repurchased, and represents a pre-tax yield to us of approximately 9%, assuming these bonds were to be retired at the first put or call date in June 2011. We will continue to track and evaluate the trading activity and valuations around our Convertible Debt Securities for possible future buying opportunities.

In summary, we expect to continue to make material investments in client contracts, capital equipment, and R&D. We expect to continue to evaluate the possibility of debt and equity repurchases in the future. In addition, as part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that our current cash and short-term investments balance, together with cash expected to be generated from future operating activities, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We also believe we could obtain additional capital through other debt sources, to include the possibility of replacing the revolving credit facility, which may be available to us if deemed appropriate.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of original issue discount and deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the first quarter of 2009 was 5.02:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in our 2008 10-K, we are exposed to market risks related to changes in interest rates, and fluctuations and changes in the market value of our short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of March 31, 2009, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2009, and December 31, 2008 were $84.4 million and $83.9 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2009 and December 31, 2008 were $35.9 million and $57.3 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that, should a significant client: (i) terminate or fail to renew their contracts with us, in whole or in part for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations.

Our industry is highly competitive, and the possibility that a major client may move all or a portion of its customers to a competitor has increased. While our clients may incur some costs in switching to our competitors, they may do so for a variety of reasons, including: (i) if we do not maintain favorable relationships; (ii) if we do not provide satisfactory solutions; or (iii) for reasons associated with price.

The Delivery of Our Solutions is Dependent on a Variety of Computing Environments and Communications Networks, Which May Not Be Available or May Be Subject to Security Attacks.

Our solutions are generally delivered through a variety of computing environments operated by us, which we will collectively refer to herein as “Systems.” We provide such computing environments through both outsourced arrangements, such as our current data processing arrangement with FDC, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our solutions are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the high availability and uncompromised security of our Networks and Systems to conduct their business operations.

Our Networks and Systems are subject to the risk of an extended interruption or outage due to many factors such as: (i) planned changes to our Systems and Networks for such things as scheduled maintenance and technology upgrades, or migrations to other technologies, service providers, or physical location of hardware; (ii) human and machine error; (iii) acts of nature; and (iv) intentional, unauthorized attacks from computer “hackers.” As noted above, we began the transition of our data center services currently provided by FDC to Infocrossing during 2009, and expect to complete the final transition of such services in the first half of 2010. Because of the magnitude of the Systems and Networks that will be impacted by this transition, the above risks of an extended interruption or outage will be significantly heightened during this period.

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

A Reduction in Demand for Our Key Customer Care and Billing Solutions Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations.

Historically, a substantial percentage of our total revenues have been generated from our core outsourced processing product, ACP, and related solutions. These solutions are expected to continue to provide a large percentage of our total revenues in the foreseeable future. Any significant reduction in demand for ACP and related solutions could have a material adverse effect on our financial condition and results of operations.

We May Not Be Able to Respond to Rapid Technological Changes.

The market for customer interaction management solutions, such as customer care and billing solutions, is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon: (i) our ability to continuously adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our clients, without sacrificing the reliability or quality of the solutions; and (ii) the integration of our recently acquired technologies such as interactive messaging and customer intelligence with ACP, as well as creating an integrated suite of customer interaction management solutions that also include e-care and printing/mailing capabilities, which are portable to new verticals such as financial services, utilities, healthcare, and home security. In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability with other computer systems, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Attempts to meet these demands subjects our R&D efforts to greater risks.

As a result, substantial R&D will be required to maintain the competitiveness of our solutions in the market. Technical problems may arise in developing, maintaining and operating our solutions as the complexities are increased. Development projects can be lengthy and costly, and may be subject to changing requirements, programming difficulties, a shortage of qualified personnel, and/or unforeseen factors which can result in delays. In addition, we may be responsible for the implementation of new solutions and/or the migration of clients to new solutions, and depending upon the specific one, we may also be responsible for operations of the solution.

There is an inherent risk in the successful development, implementation, migration, and operations of our solutions as the technological complexities, and the pace at which we must deliver these solutions to market, continue to increase. The risk of making an error that causes significant operational disruption to a client increases proportionately with the frequency and complexity of changes to our solutions. There can be no assurance: (i) of continued market acceptance of our solutions; (ii) that we will be successful in the development of enhancements or new solutions that respond to technological advances or changing client needs at the pace the market demands; or (iii) that we will be successful in supporting the implementation, migration and/or operations of enhancements or new solutions.

We May Not Be Able to Efficiently and Effectively Implement New Solutions or Convert Clients on to Our Solutions.

Our continued growth plans include the implementation of new solutions, as well as converting both new and existing clients to our solutions. In particular, during the next twelve months, we expect to convert over three million new customer accounts onto our solutions, which represents an approximate eight percent increase over the current level of customer accounts processed on our solutions.

Such implementations or conversions, whether they involve new solutions or new customers, have become increasingly more difficult because of the sophistication, complexity and interdependencies of the various computing and network environments impacted, combined with the increasing complexity of the underlying business processes. For these reasons, there is a risk that we may experience delays or unexpected costs associated with a particular implementation or conversion, and our inability to complete implementation or conversion projects in an efficient and effective manner could have a material adverse effect on our results of operations.

Our Business is Highly Dependent on the North American Cable and DBS Industries.

We have historically generated a significant portion of our revenues by providing solutions to clients in the North American cable and DBS industries. A decrease in the number of customers served by our clients, an adverse change in the economic condition of these industries, and/or changing consumer demand for services could have a material adverse effect on our results of operations. Additionally, a significant portion of our historical growth has come from our support of clients’ expansion into new lines of business, such as HSD and VoIP. There can be no assurance that our current and potential clients will be successful in expanding into new segments of the converging North American communications industry. Even if major forays into new markets by our current or potential clients are successful, we may be unable to meet the special billing and customer interaction management needs of those markets.

Our clients operate in a highly competitive environment. It is widely anticipated that traditional wireline and wireless telephone service providers, and others, will continue their aggressive pursuit of providing convergent services, including residential video, a market historically dominated by our clients. Should these alternative service providers be successful in their video strategies, it could threaten our clients’ market share, and thus our source of revenues, as generally speaking these companies do not use our core solutions and there can be no assurance that new entrants will become our clients.

Further Consolidation of the North American Cable and DBS Industries May Have a Material Adverse Effect on Our Results of Operations.

The North American cable and DBS industries may continue to be subject to significant ownership changes. One facet of these changes is that consolidation by and among our core client base, the cable and DBS providers, as well as new entrants such as the traditional wireline and wireless carriers, will decrease the potential number of buyers for our solutions. Should these consolidations result in a concentration of customer accounts being owned by companies with whom we do not have a relationship, or with whom competitors are entrenched, we could be subject to the risk that subscribers will be moved off of our solutions and onto a competitor’s system, thereby having a material adverse effect on our results of operations. Furthermore, movement of our clients’ customers from our solutions to a competitor’s system as a result of regionalization strategies by our clients could have a material adverse affect on our operations. Finally, as the result of the consolidations, our current and potential clients may choose to use their size and scale to exercise more severe pressure on pricing negotiations

We Face Significant Competition in Our Industry.

The market for our solutions is highly competitive. We directly compete with both independent providers and in-house solutions developed by existing and potential clients. In addition, some independent providers are entering into strategic alliances with other independent providers, resulting in either new competitors, or competitors with greater resources. Many of our current and potential competitors have significantly greater financial, marketing, technical, and other competitive resources than our company, many with significant and well-established domestic and international operations. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors.

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

We May Not Be Successful in the Integration of Our Acquisitions.

As part of our growth strategy, we seek to acquire assets, technology, and businesses which will provide the technology and technical personnel to expedite our product development efforts, provide complementary solutions, or provide access to new markets and clients.

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

We rely on a combination of trade secret and copyright laws, nondisclosure agreements, and other contractual and technical measures to protect our proprietary rights in our solutions. We also hold a limited number of patents on some of our newer solutions, but do not rely upon patents as a primary means of protecting our rights in our intellectual property. There can be no assurance that these provisions will be adequate to protect our proprietary rights. Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us or our clients.

We continually assess whether there are any risks to our intellectual property rights. Should these risks be improperly assessed or if for any reason should our right to develop, produce and distribute our solutions be successfully challenged or be significantly curtailed, it could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the first quarter of 2009 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
January 1 – January 31	209,083	$15.21	171,000	5,783,096
February 1 – February 28	173,197	14.30	79,000	5,704,096
March 1 – March 31	29,073	13.50	—	5,704,096

Total	411,353	$14.70	250,000

[1]	Our Board of Directors have authorized us to repurchase up to 35 million shares of our common stock under the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date.

[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

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

Dated: May 8, 2009

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President, Chief Financial Officer,
and Chief Accounting Officer
(Principal Financial Officer and Principal
Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.46B	Second Amendment to Restated Employment Agreement with Robert M. Scott dated February 19, 2009

10.51(1)	Employment Agreement with Bret C. Griess dated February 19, 2009

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 19, 2009, filed on February 25, 2009.