Form 10-Q
period 2009-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2009-08-10
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Shares of common stock outstanding at August 3, 2009: 35,116,179

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q For the Quarter Ended June 30, 2009

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$97,385	$83,886
Short-term investments	35,473	57,331

Total cash, cash equivalents and short-term investments	132,858	141,217
Trade accounts receivable-
Billed, net of allowance of $2,148 and $2,999	110,464	120,278
Unbilled and other	9,255	9,210
Deferred income taxes	11,791	12,755
Income taxes receivable	2,638	—
Other current assets	5,898	4,468

Total current assets	272,904	287,928
Property and equipment, net of depreciation of $81,743 and $80,854	56,593	42,594
Software, net of amortization of $37,984 and $36,385	10,897	9,835
Goodwill	104,899	103,971
Client contracts, net of amortization of $118,000 and $112,675	33,517	34,244
Other assets	6,074	6,199

Total assets	$484,884	$484,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$28,230	$28,629
Trade accounts payable	23,752	22,943
Accrued employee compensation	17,708	22,997
Deferred revenue	17,430	11,487
Income taxes payable	—	4,301
Other current liabilities	7,038	12,896

Total current liabilities	94,158	103,253

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $16,927 and $24,512	153,373	175,788
Deferred revenue	8,867	9,914
Income taxes payable	5,921	5,132
Deferred income taxes	30,516	20,338
Other non-current liabilities	5,040	5,659

Total non-current liabilities	203,717	216,831

Total liabilities	297,875	320,084

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 35,122,036 and 34,720,191 shares outstanding	636	629
Additional paid-in capital	403,388	400,626
Treasury stock, at cost, 28,456,808 and 28,206,808 shares	(675,623)	(671,841)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	48	241
Unrecognized pension plan losses and prior service costs, net of tax	(919)	(919)
Accumulated earnings	459,479	435,951

Total stockholders’ equity	187,009	164,687

Total liabilities and stockholders’ equity	$484,884	$484,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		(Note 2)		(Note 2)
Revenues:
Processing and related services	$114,859	$109,305	$229,587	$213,474
Software, maintenance and services	9,977	7,565	18,795	16,992

Total revenues	124,836	116,870	248,382	230,466

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	58,575	55,887	117,440	109,024
Software, maintenance and services	6,552	4,775	12,954	9,990

Total cost of revenues	65,127	60,662	130,394	119,014
Other operating expenses:
Research and development	17,558	17,053	34,709	32,925
Selling, general and administrative	14,989	13,247	28,807	25,669
Data center transition expenses	2,668	—	4,057	—
Depreciation	4,901	4,007	9,141	7,644
Restructuring charges	6	8	108	64

Total operating expenses	105,249	94,977	207,216	185,316

Operating income	19,587	21,893	41,166	45,150

Other income (expense):
Interest expense	(1,394)	(1,800)	(2,967)	(3,531)
Amortization of original issue discount	(2,083)	(2,465)	(4,308)	(4,881)
Gain on repurchase of convertible debt securities	—	—	1,468	—
Interest and investment income, net	356	1,124	838	2,703
Other, net	—	1	—	15

Total other	(3,121)	(3,140)	(4,969)	(5,694)

Income before income taxes	16,466	18,753	36,197	39,456
Income tax provision	(5,763)	(6,914)	(12,669)	(14,289)

Net income	$10,703	$11,839	$23,528	$25,167

Net income attributed to each class of common stock and participating security:
Common stock	$10,366	$11,256	$22,695	$24,021
Participating restricted stock	337	583	833	1,146

Total	$10,703	$11,839	$23,528	$25,167

Weighted-average shares outstanding - Basic:
Common stock	33,201	33,209	33,136	33,147
Participating restricted stock	1,080	1,720	1,216	1,581

Total	34,281	34,929	34,352	34,728

Weighted-average shares outstanding - Diluted:
Common stock	33,274	33,232	33,193	33,170
Participating restricted stock	1,080	1,720	1,216	1,581

Total	34,354	34,952	34,409	34,751

Earnings per share - Basic and Diluted:
Common stock	$0.31	$0.34	$0.68	$0.72
Participating restricted stock	$0.31	$0.34	$0.68	$0.72
Total	$0.31	$0.34	$0.68	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
		(Note 2)
Cash flows from operating activities:
Net income	$23,528	$25,167
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	9,141	7,644
Amortization	7,125	10,455
Amortization of original issue discount	4,308	4,881
Gain on short-term investments and other	(443)	(152)
Gain on repurchase of convertible debt securities	(1,468)	—
Deferred income taxes	11,820	6,343
Excess tax benefit of stock-based compensation awards	(142)	(143)
Stock-based employee compensation	6,238	5,568
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	10,298	12,533
Other current and non-current assets	(2,563)	294
Income taxes payable/receivable	(6,961)	3,369
Trade accounts payable and accrued liabilities	(5,965)	(5,678)
Deferred revenue	4,650	(2,152)

Net cash provided by operating activities	59,566	68,129

Cash flows from investing activities:
Purchases of property and equipment	(24,384)	(9,853)
Purchases of short-term investments	(22,215)	(19,102)
Proceeds from sale/maturity of short-term investments	44,200	9,345
Acquisition of businesses, net of cash acquired	(7,373)	(39,982)
Acquisition of and investments in client contracts	(3,748)	(2,346)

Net cash used in investing activities	(13,520)	(61,938)

Cash flows from financing activities:
Proceeds from issuance of common stock	645	536
Repurchase of common stock	(6,157)	(1,362)
Payments on acquired equipment financing	(463)	(34)
Repurchase of convertible debt securities	(26,714)	—
Excess tax benefit of stock-based compensation awards	142	143

Net cash used in financing activities	(32,547)	(717)

Net increase in cash and cash equivalents	13,499	5,474
Cash and cash equivalents, beginning of period	83,886	123,416

Cash and cash equivalents, end of period	$97,385	$128,890

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$2,408	$2,979
Income taxes	7,801	4,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and December 31, 2008, and for the second quarter and six months ended June 30, 2009 and 2008, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC. The results of operations for the second quarter and six months ended June 30, 2009 are not necessarily indicative of the expected results for the entire year ending December 31, 2009.

We have evaluated all subsequent events that have occurred through August 10, 2009, the date of this report, which is concurrent with the date we filed these financial statements in our Form 10-Q with the SEC.

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

Accounting Pronouncements Adopted. Effective January 1, 2009, we adopted: (i) FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), included in the “Financial Accounting Standards Board Accounting Standards Codification” (“FASB ASC”) Topic 470, Subtopic 20; and (ii) FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, included in FASB ASC Topic 260, Subtopic 10. These new accounting pronouncements were required to be applied retrospectively for all periods presented. As a result, the accompanying Condensed Consolidated Balance Sheet as of December 31, 2008, the Condensed Consolidated Statements of Income for the second quarter of 2008 and the six months ended June 30, 2008, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008, have been restated.

The new accounting pronouncement related to our convertible debt securities requires that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which would include our Convertible Debt Securities, be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. The new pronouncement also requires that the original issue discount (“OID”) on the liability component of instruments within its scope be amortized using the interest method over the expected life of a similar liability that does not have an associated equity component (considering the effects of prepayment features other than the conversion option).

The new accounting pronouncement related to participating securities provides guidance on the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. Under the new accounting pronouncement’s guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. Since the unvested restricted stock awards under our stock incentive plans, granted prior to August 2008, contain nonforfeitable rights to cash dividends, this new accounting pronouncement impacts how we calculate our basic and diluted EPS.

Upon adopting the new accounting pronouncement related to participating securities, basic EPS is computed by dividing net income available to common stockholders and participating securities (the numerators) by the respective weighted average number of shares outstanding during the period (the denominators) using the two-class method. Under the two-class method, undistributed earnings are allocated among each class of common stock and participating security prior to the calculation of EPS. Diluted EPS is calculated similarly, except that the calculation includes the effect of potentially dilutive stock options and non-participating restricted stock awards. As a result of the implementation of the new accounting pronouncement, we have adjusted our EPS data presented on the face of the accompanying Condensed Consolidated Income Statements retroactively to conform with the provisions in the new accounting pronouncement. See Note 4 for a reconciliation of the basic and diluted EPS numerators and denominators.

The adoption of the new accounting pronouncement related to our convertible debt securities had the following cumulative effects on our December 31, 2007 stockholders’ equity balances: (i) our accumulated earnings balance was reduced by $17.5 million; and (ii) our additional paid-in capital balance was increased by $40.7 million. The new accounting pronouncement related to participating securities impacts the manner in which basic and diluted EPS is calculated and thus did not have a cumulative effect on our accumulated earnings or additional paid-in capital balances. The effect of adopting these new accounting pronouncements on our Condensed Consolidated Financial Statements as of June 30, 2009, for the second quarter of 2009, for the six months ended June 30, 2009, and for the prior periods which have been retrospectively adjusted, was as follows:

Condensed Consolidated Balance Sheet As of June 30, 2009	As Computed Under Prior Accounting	As Reported Under FSP APB 14-1	Effect of Change
Current assets	$272,904	$272,904	$—
Non-current assets	212,274	211,980	(294)

Total assets	$485,178	$484,884	$(294)

Current liabilities	$94,158	$94,158	$—
Non-current liabilities:
Long-term debt, net of unamortized OID	170,300	153,373	(16,927)
Deferred income taxes	24,017	30,516	6,499
Other non-current liabilities	19,828	19,828	—

Total non-current liabilities	214,145	203,717	(10,428)

Total liabilities	308,303	297,875	(10,428)

Stockholders’ equity:
Additional paid-in capital	363,636	403,388	39,752
Accumulated earnings	489,097	459,479	(29,618)
Other	(675,858)	(675,858)	—

Total stockholders’ equity	176,875	187,009	10,134

Total liabilities and stockholders’ equity	$485,178	$484,884	$(294)

Condensed Consolidated Balance Sheet As of December 31, 2008	As Originally Reported	As Reported Under FSP APB 14-1	Effect of Change
Current assets	$287,928	$287,928	$—
Non-current assets	197,286	196,843	(443)

Total assets	$485,214	$484,771	$(443)

Current liabilities	$103,253	$103,253	$—
Non-current liabilities:
Long-term debt, net of unamortized OID	200,300	175,788	(24,512)
Deferred income taxes	11,190	20,338	9,148
Other non-current liabilities	20,705	20,705	—

Total non-current liabilities	232,195	216,831	(15,364)

Total liabilities	335,448	320,084	(15,364)

Stockholders’ equity:
Additional paid-in capital (1)	359,977	400,626	40,649
Accumulated earnings (1)	461,679	435,951	(25,728)
Other	(671,890)	(671,890)	—

Total stockholders’ equity	149,766	164,687	14,921

Total liabilities and stockholders’ equity	$485,214	$484,771	$(443)

(1)	The unaudited “As Reported Under FSP APB 14-1” amounts for additional paid-in capital and accumulated earnings differ by $3.2 million from the amounts reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, however, the total stockholders’ equity amount did not change.

Condensed Consolidated Statement of Income For the Second Quarter of 2009	As Computed Under Prior Accounting	As Reported Under FSP APB 14-1 and FSP EITF 03-6-1	Effect of Change
Operating income	$19,587	$19,587	$—

Other income (expense):
Interest expense	(1,434)	(1,394)	40
Amortization of OID	—	(2,083)	(2,083)
Gain on repurchase of convertible debt securities	1,531	—	(1,531)
Other	356	356	—

	453	(3,121)	(3,574)

Income from continuing operations before income taxes	20,040	16,466	(3,574)
Income tax provision	(7,014)	(5,763)	1,251

Income from continuing operations	$13,026	$10,703	$(2,323)

Basic earnings per common share	$0.39	$0.31	$(0.08)
Diluted earnings per common share	$0.39	$0.31	$(0.08)

Condensed Consolidated Statement of Income For the Second Quarter of 2008	As Originally Reported	As Reported Under FSP APB 14-1 and FSP EITF 03-6-1	Effect of Change
Operating income	$21,893	$21,893	$—

Other income (expense):
Interest expense	(1,874)	(1,800)	74
Amortization of OID	—	(2,465)	(2,465)
Other	1,125	1,125	—

	(749)	(3,140)	(2,391)

Income from continuing operations before income taxes	21,144	18,753	(2,391)
Income tax provision	(7,823)	(6,914)	909

Income from continuing operations	$13,321	$11,839	$(1,482)

Basic earnings per common share	$0.40	$0.34	$(0.06)
Diluted earnings per common share	$0.40	$0.34	$(0.06)

Condensed Consolidated Statement of Income For the Six Months Ended June 30, 2009	As Computed Under Prior Accounting	As Reported Under FSP APB 14-1 and FSP EITF 03-6-1	Effect of Change
Operating income	$41,166	$41,166	$—

Other income (expense):
Interest expense	(3,061)	(2,967)	94
Amortization of OID	—	(4,308)	(4,308)
Gain on repurchase of convertible debt securities	3,237	1,468	(1,769)
Other	838	838	—

	1,014	(4,969)	(5,983)

Income from continuing operations before income taxes	42,180	36,197	(5,983)
Income tax provision	(14,763)	(12,669)	2,094

Income from continuing operations	$27,417	$23,528	$(3,889)

Basic earnings per common share	$0.83	$0.68	$(0.15)
Diluted earnings per common share	$0.83	$0.68	$(0.15)

Condensed Consolidated Statement of Income For the Six Months Ended June 30, 2008	As Originally Reported	As Reported Under FSP APB 14-1 and FSP EITF 03-6-1	Effect of Change
Operating income	$45,150	$45,150	$—

Other income (expense):
Interest expense	(3,682)	(3,531)	151
Amortization of OID	—	(4,881)	(4,881)
Other	2,718	2,718	—

	(964)	(5,694)	(4,730)

Income from continuing operations before income taxes	44,186	39,456	(4,730)
Income tax provision	(16,026)	(14,289)	1,737

Income from continuing operations	$28,160	$25,167	$(2,993)

Basic earnings per common share	$0.85	$0.72	$(0.13)
Diluted earnings per common share	$0.85	$0.72	$(0.13)

Condensed Consolidated Statement of Cash Flows For the Six Months Ended June 30, 2009	As Computed Under Prior Accounting	As Reported Under FSP APB 14-1	Effect of Change
Cash flows from operating activities:
Net income	$27,417	$23,528	$(3,889)
Adjusted to reconcile net income to net cash provided by operating activities:
Amortization	7,219	7,125	(94)
Amortization of OID	—	4,308	4,308
Gain on repurchase of convertible debt securities	(3,237)	(1,468)	1,769
Deferred income taxes	13,914	11,820	(2,094)
Other adjustments	14,794	14,794	—
Changes in operating assets and liabilities	(541)	(541)	—

Net cash provided by operating activities	59,566	59,566	—
Cash flows from investing activities	(13,520)	(13,520)	—
Cash flows from financing activities	(32,547)	(32,547)	—

Net increase in cash and cash equivalents	13,499	13,499	—
Cash and cash equivalents, beginning of period	83,886	83,886	—

Cash and cash equivalents, end of period	$97,385	$97,385	$—

Condensed Consolidated Statement of Cash Flows For the Six Months Ended June 30, 2008	As Originally Reported	As Reported Under FSP APB 14-1	Effect of Change
Cash flows from operating activities:
Net income	$28,160	$25,167	$(2,993)
Adjusted to reconcile net income to net cash provided by operating activities:
Amortization	10,606	10,455	(151)
Amortization of OID	—	4,881	4,881
Deferred income taxes	8,080	6,343	(1,737)
Other adjustments	12,917	12,917	—
Changes in operating assets and liabilities	8,366	8,366	—

Net cash provided by operating activities	68,129	68,129	—
Cash flows from investing activities	(61,938)	(61,938)	—
Cash flows from financing activities	(717)	(717)	—

Net increase in cash and cash equivalents	5,474	5,474	—
Cash and cash equivalents, beginning of period	123,416	123,416	—

Cash and cash equivalents, end of period	$128,890	$128,890	$—

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the second quarter of 2009 and 2008 was $65.0 million and $61.2 million, respectively, and for the six months ended June 30, 2009 and 2008 was $132.3 million and $121.4 million.

Short-term Investments and Other Financial Instruments. Our financial instruments as of June 30, 2009 and December 31, 2008 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments are considered “available-for-sale” and are reported at fair value in our accompanying Condensed Consolidated Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Our short-term investments at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Commercial paper	$22,278	$7,794
Agency discount notes	13,195	46,537
Fixed rate corporate securities	—	3,000

Total	$35,473	$57,331

All short-term investments held by us as of June 30, 2009 have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments were $44.2 million and $9.3 million for the six months ended June 30, 2009 and 2008, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our cash equivalents and short-term investments measured at fair value (in thousands):

	Fair Value Measurements June 30, 2009			Fair Value Measurements December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$63,854	$—	$63,854	$40,938	$—	$40,938
Commercial paper	—	34,372	34,372	—	31,383	31,383
Agency discount notes	—	13,195	13,195	—	53,737	53,737
Fixed rate corporate securities	—	—	—	—	3,000	3,000

Total	$63,854	$47,567	$111,421	$40,938	$88,120	$129,058

As of June 30, 2009, our long-term debt consists of our Convertible Debt Securities (see Note 7). We have chosen not to measure our Convertible Debt Securities at fair value, with changes recognized in earnings each reporting period. As of June 30, 2009 and December 31, 2008, the fair value of our Convertible Debt Securities, based upon quoted market prices or recent sales activity, was approximately $151 million and $173 million, respectively. The fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, as of June 30, 2009 and December 31, 2008, was approximately $12,000 and $61,000, respectively.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). We did not repurchase any shares under our Stock Repurchase Program during the quarters ended June 30, 2009 and 2008. During the six months ended June 30, 2009, we repurchased 250,000 shares of our common stock under the Stock Repurchase Program for $3.8 million (weighted-average price of $15.13 per share). We did not repurchase any shares under our Stock Repurchase Program during the six months ended June 30, 2008. As of June 30, 2009, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 5.7 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the second quarter and six months ended June 30, 2009 and 2008 in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Shares repurchased	8	7	169	111
Total amount paid	$110	$79	$2,376	$1,362

Stock-Based Awards. A summary of our unvested restricted stock activity during the second quarter and six months ended June 30, 2009 is as follows:

	Quarter Ended June 30, 2009		Six Months Ended June 30, 2009
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested awards, beginning	1,927,033	$16.53	1,614,569	$18.17
Awards granted	7,000	13.48	787,661	14.38
Awards forfeited/cancelled	(20,000)	16.37	(28,750)	18.65
Awards vested	(24,225)	20.77	(483,672)	18.65

Unvested awards, ending	1,889,808	$16.46	1,889,808	$16.46

Included in the awards granted during the six months ended June 30, 2009 are performance-based awards for 105,000 restricted stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

Also included in the awards granted during the six months ended June 30, 2009 are performance-based awards for 23,161 restricted stock shares issued to key employees in conjunction with the Quaero acquisition. These shares will vest in one year with the number of shares vesting based upon meeting pre-established financial and individual performance objectives.

All other restricted stock shares granted during the six months ended June 30, 2009 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense of $3.2 million and $3.0 million for the second quarter of 2009 and 2008, respectively, and $6.2 million and $5.6 million for the six months ended June 30, 2009 and 2008, respectively.

4. EARNINGS PER COMMON SHARE

Basic and diluted EPS amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income. The net income amounts attributed to both common stock and participating restricted stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributed to:
Common stock	$10,366	$11,256	$22,695	$24,021
Participating restricted stock	337	583	833	1,146

Total	$10,703	$11,839	$23,528	$25,167

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted stock are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average shares outstanding – Basic:
Common stock	33,201	33,209	33,136	33,147
Participating restricted stock	1,080	1,720	1,216	1,581

Total	34,281	34,929	34,352	34,728

Weighted-average shares outstanding – Diluted:
Common stock	33,274	33,232	33,193	33,170
Participating restricted stock	1,080	1,720	1,216	1,581

Total	34,354	34,952	34,409	34,751

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted-average common shares	33,201	33,209	33,136	33,147
Dilutive effect of common stock options	24	23	26	23
Dilutive effect of non-participating restricted stock	49	—	31	—
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted weighted-average common shares	33,274	33,232	33,193	33,170

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted stock of 0.2 million and 0.3 million for the second quarter of 2009 and 2008, respectively, and 0.2 million and 0.3 million for the six months ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

Upon conversion, we will settle the $170.3 million principal amount of our Convertible Debt Securities in cash, and have the option to settle our conversion obligation, to the extent it exceeds the principal amount, in our common stock, cash or any combination of our common stock and cash. As a result, the Convertible Debt Securities have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $26.77 per share. The current effective conversion price of $26.77 per share may be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases by us of our common stock pursuant to a self-tender offer or exchange offer.

5. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$10,703	$11,839	$23,528	$25,167
Other comprehensive income (loss), net of tax, if any:
Unrealized loss on short-term investments	(48)	(27)	(193)	(16)

Comprehensive income	$10,655	$11,812	$23,335	$25,151

6. PRIOR YEAR ACQUISITIONS

Quaero Corporation. On December 31, 2008, we acquired Quaero Corporation (“Quaero”). Through June 30, 2009, we have made cash purchase price payments related to the Quaero acquisition of $15.1 million, with $2.8 million of this amount being paid in the first six months of 2009. In addition to these cash purchase price payments, the Quaero merger agreement includes provisions for contingent purchase price payments of up to $9.5 million through the end of 2010, with $7.0 million contingent upon the achievement of certain predetermined operating criteria and $2.5 million contingent upon meeting various product integration milestones. As of June 30, 2009, the contingent purchase price payments have not been reflected in the Quaero purchase price due to uncertainty of payment. The contingent payments will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determinable beyond a reasonable doubt.

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

	Amount	Weighted- Average Estimated Lives (years)
Current assets (includes cash and cash equivalents of zero)	$3,044
Fixed assets	873
Acquired customer relationships	2,600	15
Acquired other intangible assets	800	2 to 5
Goodwill	9,032
Other non-current assets	69

Total assets acquired	16,418

Current liabilities	(1,351)

Net assets acquired	$15,067

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

We are in the process of obtaining certain information that we believe is necessary to finalize the working capital adjustment provision in the Quaero merger agreement, and thus the Quaero purchase accounting. As of June 30, 2009, we are not expecting the working capital adjustment for Quaero to be material and are not expecting significant changes to our preliminary Quaero purchase price allocation.

Prairie Interactive Messaging, Inc. In 2007, we acquired Prairie Voice Services, Inc., which we subsequently renamed Prairie Interactive Messaging, Inc. (“Prairie”), for a total cash purchase price of $47.7 million to date, which includes recorded contingent purchase price amounts of approximately $3 million as of June 30, 2009. As of June 30, 2009, there remains approximately $3 million of additional contingent purchase price that is eligible for payment upon the achievement of certain operating criteria in 2009. This additional contingent purchase price has not been recorded as contingent purchase price payment as of June 30, 2009 because of the uncertainty of payment at that time, and will be recorded as additional purchase price if and when the events associated with the remaining contingencies are resolved or the outcomes of the contingencies are determinable beyond a reasonable doubt.

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

Holders of the Convertible Debt Securities can convert their securities: (i) at any time the price of our common stock trades over $34.80 per share (130% of the $26.77 effective conversion price) for a specified period of time; (ii) at any time the trading price of the Convertible Debt Securities fall below 98% of the average conversion value for the Convertible Debt Securities for a specified period of time; (iii) upon us exercising our right to redeem the Convertible Debt Securities at any time after June 20, 2011; (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control (as defined in the Bond Indenture); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. As of June 30, 2009, none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the $170.3 million par value of the Convertible Debt Securities; and (ii) to the extent our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of June 30, 2009, our conversion obligation did not exceed the par value of the Convertible Debt Securities.

During the six months ended June 30, 2009, we repurchased $30.0 million (par value) of our Convertible Debt Securities for $26.7 million in the open public market, and recognized a gain on the repurchase of $1.5 million, after the write-off of a proportional amount of deferred financing costs. This debt has been considered extinguished for accounting purposes.

As discussed in Note 2, effective January 1, 2009, we adopted the provisions of FSP APB 14-1. FSP APB 14-1 required us to refer back to the original issuance of our Convertible Debt Securities in June 2004 and record a $67.6 million OID, which was the amount of the total proceeds of $230 million that was attributable to the convertible equity component of the Convertible Debt Securities. A corresponding amount assigned to the OID was recorded to stockholders’ equity (additional paid-in capital), net of deferred financing costs attributed to the equity component and net of income taxes. The OID is being amortized to book interest expense through June 15, 2011, which is the first date that the Convertible Debt Securities can be put back to us by the holders for cash. As of June 30, 2009 and December 31, 2008, after the retrospective application of the new accounting principle, the liability and equity components of the Convertible Debt Securities were as follows:

	June 30, 2009	December 31, 2008
Liability component:
Principal amount	$170,300	$200,300
Unamortized OID	(16,927)	(24,512)

Net carrying amount	$153,373	$175,788

Equity component (included within additional paid-in capital)	$39,752	$40,649

The effective interest rate of the liability component for all periods presented is 8.0%, and the amount of interest expense recognized for the Convertible Debt Securities is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Coupon interest (at 2.5%)	$1,105	$1,438	$2,329	$2,876
Amortization of OID	2,083	2,465	4,308	4,881

Total	$3,188	$3,903	$6,637	$7,757

2004 Revolving Credit Facility. We have a five-year, $100 million senior secured revolving credit facility with a syndicate of U.S. financial institutions that expires in September 2009. The 2004 Revolving Credit Facility requires maintenance of certain financial ratios, including a leverage ratio and an interest coverage ratio. In addition, the 2004 Revolving Credit Facility subjects us to certain limitations, including: (i) the incurrence of certain indebtedness and liens on our property; (ii) the execution of contracts that represent certain fundamental changes in our business; (iii) the sale of our property except in the ordinary course of business; (iv) the making of certain restricted payments, as defined (to include cash dividends); and (v) the making of investments, as defined. As of June 30, 2009, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility, and due to an outstanding irrevocable letter of credit of $0.5 million, had $99.5 million of the 2004 Revolving Credit Facility contractually available. However, one of the financial institutions, which is responsible for funding approximately 11% of the facility, has undergone recent financial challenges and it is unknown at this time whether those challenges would affect the financial institution’s ability or willingness to fund the facility if drawn upon. If that financial institution is unable or unwilling to fund its portion of the facility, as of June 30, 2009, we would have only $89.0 million of the 2004 Revolving Credit Facility available to us.

8. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows (in thousands):

January 1, 2009, balance	$103,971
Adjustments related to prior acquisitions	928

June 30, 2009, balance	$104,899

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of June 30, 2009 and December 31, 2008, the carrying values of these assets were as follows (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$151,517	$(118,000)	$33,517	$146,919	$(112,675)	$34,244
Software	48,881	(37,984)	10,897	46,220	(36,385)	9,835

Total	$200,398	$(155,984)	$44,414	$193,139	$(149,060)	$44,079

The total amortization expense related to intangible assets for the second quarter of 2009 and 2008 was $4.0 million and $5.3 million, respectively, and for the six months ended June 30, 2009 and 2008, was $6.7 million and $10.0 million, respectively. Based on the June 30, 2009 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2009 – $12.4 million; 2010 – $11.2 million; 2011 – $9.6 million; 2012 – $7.8 million; and 2013 – $2.4 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2009, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of June 30, 2009, the indemnification liability was $2.3 million and related principally to indemnifications related to income tax matters. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2009. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

Restatement of Prior Year Financial Statements Due to the Adoption of New Accounting Pronouncements

Effective January 1, 2009, we adopted two new accounting pronouncements: (i) FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), and (ii) FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP APB 14-1 changed the manner in which we account for our Convertible Debt Securities. As a result, we have recorded additional non-cash interest expense in the second quarter and six months ended June 30, 2009 of $2.1 million and $4.3 million, respectively. FSP EITF 03-6-1 changed the manner in which we treat share-based payment awards with rights to dividends or dividend equivalents in our calculation of basic and diluted EPS.

Both accounting pronouncements were required to be adopted retrospectively. As a result, we have restated our Condensed Consolidated Balance Sheet as of December 31, 2008, our Condensed Consolidated Statements of Income for the quarter and six months ended June 30, 2008, and our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008, which includes additional non-cash interest expense of $2.5 million for the quarter and $4.9 million for the six months ended June 30, 2008, as a result of the adoption of FSP APB 14-1.

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

Our proven technology is based on more than 25 years of expertise in serving clients in several complex and highly competitive industries. These clients typically handle a high volume of recurring transactions and complex customer relationships through a growing set of touch points, ranging from call centers, on-line Internet access, emails, text messages, interactive messaging, service technicians, and monthly statements. Our solutions and services are at work behind the scenes of systems that support customer interactions of some of the largest and most innovative service providers in North America. Our heritage is in providing outsourced customer interaction management solutions to the cable and direct broadcast satellite (“DBS”) companies, which represent approximately 85% and 88%, respectively, of our second quarter 2009 and 2008 revenues. Building upon those years of experience, we have broadened and enhanced our solutions to now serve an increasing number of other industries such as financial services, utilities, telecommunications, healthcare, and home security.

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

General Market Conditions. Over the past year, the U.S. has experienced a significant economic downturn and difficulties within the financial and credit markets. The timing, duration, and degree of an economic turnaround are uncertain and thus, these adverse economic conditions may continue into the foreseeable future. Possible adverse impacts to companies during these times include a reduction in revenues, decreasing profits and cash flows, distressed or default debt conditions, and/or difficulties in obtaining necessary operating capital.

All companies are likely to be impacted by the current economic conditions to some degree, including CSG, our clients, and/or key vendors in our supply chain. Some possible near-term negative consequences of the current economic environment to our business include tightening of client spending and/or extended sales cycles which could materially lower our revenues related to our clients’ discretionary spending for such things as special project work, marketing activities, new product sales, and software and professional services projects.

We believe that our recurring revenue and predictable cash flow, our sufficient sources of liquidity, and our stable capital structure lessen the risk of a significant negative impact to our business as a result of the current economic conditions. Also, our business model has certain economic advantages to our clients since it generally requires a lower initial capital investment, thus, allowing clients to utilize our advanced, integrated product offerings on a pay-as-you-grow basis. Additionally, we believe our key clients have business models that have historically performed well, as compared to other industries, in down economic conditions. However, there can be no assurances regarding the performance of our business, and the potential impact to our clients and key vendors, resulting from the current economic conditions.

Second Quarter Highlights. A summary of our results of operations and other key performance metrics for the second quarter of 2009 is as follows:

•

Our revenues for the second quarter of 2009 were $124.8 million, up 6.8% when compared to $116.9 million for the same period in 2008. Of this increase, nearly one-half can be attributed to organic sources, with the remaining portion related to the year-over-year impact of the timing of our 2008 acquisitions: DataProse Inc. (“DataProse”) on April 30, 2008 and Quaero Corporation (“Quaero”) on December 31, 2008 (collectively, the “Acquired Businesses”).

•	Our operating expenses for the second quarter of 2009 were $105.2 million, up 10.8% when compared to $95.0 million for the same period in 2008.

•	Approximately one-half of the increase in operating expenses can be attributed to the year-over-year impact of the Acquired Businesses.

•

During the second quarter of 2009, we incurred $2.7 million of expense related to our efforts to transition our data center services from First Data Corporation (“FDC”) to Infocrossing LLC, a Wipro Limited company (“Infocrossing”) (“Data Center Transition Expenses”), discussed in further detail below.

•

Operating income for the second quarter of 2009 was $19.6 million (15.7% operating margin percentage), compared to $21.9 million (18.7% operating margin percentage) for the same period in 2008. The decrease in operating income margin between years can be almost entirely attributed to the impact of the Acquired Businesses and the Data Center Transition Expenses.

•

Operating income for the second quarter of 2009 includes non-cash charges related to depreciation, amortization of intangible assets, and stock-based compensation expense totaling $12.1 million (pretax impact), or $0.23 per diluted share impact, as compared to non-cash charges for the second quarter of 2008 of $12.2 million (pretax impact), or $0.22 per diluted share.

•

Our diluted earnings per common share from continuing operations for the second quarter of 2009 was $0.31, a decrease of 8.0% when compared to $0.34 per diluted share for the second quarter of 2008, due to the decrease in operating income discussed above.

•

We continue to generate strong cash flows from operations. As of June 30, 2009, we had cash, cash equivalents, and short-term investments of $132.9 million, as compared to $120.3 million as of March 31, 2009 and $141.2 million as of December 31, 2008.

Cash flows from operating activities for the second quarter of 2009 were $43.6 million, compared to $47.3 million for the second quarter of 2008, and $16.0 for the first quarter of 2009, with the fluctuations between periods related primarily to favorable changes in trade accounts receivables. See the “Liquidity” section below for further discussion.

•	During the second quarter of 2009, we repurchased $15.0 million (par value) of our Convertible Debt Securities for $13.5 million (weighted-average of 90% of par value).

Significant Client Relationships

Client Concentration. Approximately two-thirds of our total revenues are generated from our four largest clients, which include Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for the second quarter of 2009, the first quarter of 2009, and the second quarter of 2008:

	Quarter Ended
	June 30, 2009	March 31, 2009	June 30, 2008
Comcast	24%	25%	27%
DISH	19%	18%	18%
Time Warner	13%	13%	14%
Charter	9%	9%	8%

As of June 30, 2009, December 31, 2008, and June 30, 2008, the percentages of net billed accounts receivable balances attributable to our largest clients were as follows:

	As of
	June 30, 2009	December 31, 2008	June 30, 2008
Comcast	29%	30%	34%
DISH	18%	17%	20%
Time Warner	12%	14%	12%
Charter	11%	10%	10%

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

DISH. Our processing agreement with DISH runs through December 31, 2009. We remain engaged in discussions with DISH regarding contract renewal options but we have yet to reach agreement. Although we remain hopeful that we will enter into a renewal agreement with DISH, there can be no assurances that we will enter into such an agreement. Regardless of whether DISH elects to renew with us or pursue alternative solutions, we believe our relationship with DISH will continue beyond the expiration of the current term, although it is difficult to predict at this time the scope and nature of that relationship. The DISH processing agreement and related material amendments are included in the exhibits to our periodic filings with the SEC.

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

On March 27, 2009, Charter filed its pre-arranged bankruptcy and restructuring plan with the U.S. Bankruptcy Court. Subsequently, the U.S. Bankruptcy Court approved Charter’s request, subject to certain terms and conditions, to pay trade creditors, including us, in full for pre- and post-petition invoices payable in the ordinary course of business. On July 15, 2009, Charter filed an amended pre-arranged bankruptcy and restructuring plan. On July 20, 2009, confirmation hearings on Charter’s plan began and are expected to continue for several weeks. At this time, Charter has paid all of our pre-bankruptcy receivables, and remains current on their post-bankruptcy receivables. In addition, Charter has publically indicated that it has sufficient liquidity to continue to operate its business without disruption. Based on this information, we have determined that no reserves are necessary at this time related to: (i) our outstanding Charter receivables; or (ii) possible claims of preferential payments.

Going forward, we are positioned to be a key partner in helping Charter achieve its operational goals under the terms of our agreement. However, as discussed in Part II Section 1A. Risk Factors below, companies involved in bankruptcy proceedings pose greater financial risks to us, and therefore, there can be no assurances as to the outcome of any bankruptcy case until the terms are finalized by the U.S. Bankruptcy Court.

Data Center Transition

We currently utilize FDC to provide the data center computing environment for the delivery of most of our customer care and billing services and related solutions under a contract that runs through June 30, 2010. FDC has provided these data center services to us since the inception of our company in 1994. In December 2008, we entered into an agreement with Infocrossing to transition these outsourced data center services from FDC to Infocrossing prior to the expiration of the FDC contract term. The term of the Infocrossing agreement is five years beginning on the date of full conversion of our computing environment from FDC to Infocrossing.

As a result, during the second quarter and six months ended June 30, 2009, we incurred $2.7 million and $4.1 million, respectively, of Data Center Transition Expenses, as shown in our Condensed Consolidated Statement of Income. We consider the Data Center Transition Expenses to be unique and infrequent in nature, and include such things as the following: (i) equipment-related costs, (ii) data communications costs, and (iii) labor and consulting costs for the transition team. These Data Center Transition Expenses are expected to continue during the period leading up to the final transition of services from FDC to Infocrossing, which is expected to be completed in the first half of 2010. Additionally, during the six months ended June 30, 2009, we spent approximately $12 million on capital expenditures related to network and computer equipment needed to set up and replicate the computing environment at the new Infocrossing data center location in order to mitigate the risk of disruption during the transition period.

For the full year 2009, we estimate that the Data Center Transition Expenses will be approximately $17 million to $18 million, or approximately $0.32 to $0.34 per diluted share negative impact, and are expected to have a negative impact of approximately $9 million on our 2009 cash flows from operations. Additionally, we expect our 2009 capital expenditures related to the data center transition to be approximately $20 million, of which $12 million has been expended to date. These amounts are based on the best available estimates at this time and may fluctuate up or down as we continue to execute on our transition plan.

The Infocrossing agreement is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cost of processing and related services	$908	$872	$1,830	$1,675
Cost of software, maintenance and services	247	169	442	328
Research and development	408	449	827	785
Selling, general and administrative	1,660	1,492	3,139	2,780

Total stock-based compensation expense	$3,223	$2,982	$6,238	$5,568

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

Results of Operations

Total Revenues. Total revenues for the: (i) second quarter of 2009 increased 6.8% to $124.8 million, from $116.9 million for the second quarter of 2008; and (ii) six months ended June 30, 2009 increased 7.8.% to $248.4 million, from $230.5 million for the six months ended June 30, 2008. Approximately one-half of the second quarter increase and two-thirds of the year-to-date increase in revenues can be attributed to the year-over-year impact of the Acquired Businesses, with the remaining portion attributed to organic growth factors. The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) second quarter of 2009 increased 5.1% to $114.9 million, from $109.3 million for the second quarter of 2008; and (ii) six months ended June 30, 2009 increased 7.6% to $229.6 million, from $213.5 million for the six months ended June 30, 2008. Approximately one-half of this increase in processing and related services revenues between periods relates to the year-over-year impact of the Acquired Businesses, with the remaining portion attributed to organic growth resulting from increased utilization of new and existing products by our clients, to include such things as color print and various ancillary customer care solutions.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets (reflected as a reduction of processing and related services revenues) for the: (i) second quarter of 2009 and 2008 was $1.0 million and $3.6 million; and (ii) six months ended June 30, 2009 and 2008 was $2.0 million and $7.2 million, respectively. The decrease in amortization expense between periods is due to the change in the useful life of the Comcast client contract intangible asset as a result of the extension of the contractual arrangement with Comcast, effective July 1, 2008.

•

Total customer accounts processed on our solutions as of June 30, 2009 were 45.4 million, consistent with June 30, 2008 and March 31, 2009. We expect to convert over 3 million customer accounts onto our solutions as a result of the new Charter agreement, as discussed above, and other various clients deciding to consolidate their business operations onto our solutions. At this time, we expect to begin these conversions in the latter part of 2009 and have them completed in the first half of 2010. We do not expect these new customer accounts to have a significant impact to our 2009 results of operations.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) second quarter of 2009 increased 31.9% to $10.0 million, from $7.6 million for the second quarter of 2008; and (ii) six months ended June 30, 2009 increased 10.6% to $18.8 million, from $17.0 million for the six months ended June 30, 2008.

•

Approximately 70% of the quarterly increase can be attributed to the revenues generated from the Quaero business, (as a portion of Quaero’s revenues fall within the professional services revenues classification), with the remaining amount due to increased software sales in the second quarter of 2009.

•

The increase between the six months ended June 30, 2009 and June 30, 2008 is due to the additional revenues generated in 2009 from the Quaero acquisition, offset to a certain degree by lower professional services, as a result of the timing and type of work our professional services team have been engaged in (e.g., longer term implementations which may require the fees be deferred upfront and recognized over the life of the service agreement).

Cost of Revenues. See our 2008 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the (i) second quarter of 2009 increased 4.8% to $58.6 million, from $55.9 million for the second quarter of 2008; and (ii) six months ended June 30, 2009 increased 7.7% to $117.4 million, from $109.0 million for the six months ended June 30, 2008. Approximately 75% of the quarterly increase and 90% of the year-to-date increase can be attributed to the impact of the Acquired Businesses (as all of DataProse costs of revenues and a portion of Quaero’s cost of revenues fall within this expense classification).

Total processing and related services cost of revenues as a percentage of our processing and related services revenues for the (i) second quarter of 2009 and 2008 was 51.0% and 51.1%, respectively; and (ii) six months ended June 30, 2009 was 51.2% and 51.1%, respectively.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the (i) second quarter of 2009 increased 37.2% to $6.6 million, from $4.8 million for the second quarter of 2008; and (ii) six months ended June 30, 2009 increased 29.7% to $13.0 million, from $10.0 million for the six months ended June 30, 2008. These increases are almost entirely attributed to increases in employee-related costs as a result of the Quaero acquisition.

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the: (i) second quarter of 2009 and 2008 was 65.7% and 63.1%, respectively; and (ii) six months ended June 30, 2009 was 68.9% and 58.8%, respectively. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of solutions. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software and maintenance, professional services as a percentage of our software, maintenance and services revenues will likely occur between periods.

R&D Expense. R&D expense for the (i) second quarter of 2009 increased 3.0% to $17.6 million, from $17.1 million for the second quarter of 2008; and (ii) six months ended June 30, 2009 increased 5.4% to $34.7 million, from $32.9 million for the six months ended June 30, 2008. The increase between periods is due to an increase in personnel on R&D projects, reflective of our continued focus on product development and enhancement efforts. As a percentage of total revenues, R&D expense was 14.1% for the second quarter of 2009, compared to 14.6% for the second quarter of 2008. We did not capitalize any internal software development costs during the second quarter of 2009 and 2008.

During 2009, our R&D efforts have been focused on the continued evolution of our solutions, both functionally and architecturally, in response to market demands that our solutions have certain functional features and capabilities, as well as architectural flexibilities (such as service oriented architecture, or SOA). This evolution will result in the modularization of certain functionality that historically has been tightly integrated within our solution suite, which will allow us to respond more quickly to required changes to our solutions and provide greater interoperability with other computer systems. Although our primary value proposition to our clients will continue to be the breadth and depth of our integrated solutions, these R&D efforts will also allow us to separate certain product components so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, including the use of certain solutions across non-CSG customer care and billing solutions. Additionally, we have focused our R&D efforts on the integration of our recently acquired technologies such as interactive messaging and customer intelligence with ACP, our core outsourced information processing product, as well as creating an integrated suite of customer interaction management solutions that also include e-care and printing/mailing capabilities, which are portable to new verticals such as financial services, utilities, healthcare, and home security.

At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. Additionally, we expect that the percentage of our total revenues invested in R&D to be relatively consistent with the most recent quarters, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the (i) second quarter of 2009 increased 13.2% to $15.0 million, from $13.2 million for the second quarter of 2008; and (ii) six months ended June 30, 2009 increased 12.2% to $28.8 million, from $25.7 million for the six months ended June 30, 2008. These increases in SG&A expense reflect the impact of the sales and marketing costs of the Acquired Businesses. As a percentage of total revenues, SG&A expense was 12.0% for the second quarter of 2009, compared to 11.3% for the second quarter of 2008.

Data Center Transition Expenses. As discussed above, during the first quarter of 2009, we began transitioning our data center services from FDC to Infocrossing, and as a result, have incurred $2.7 million and $4.1 million of expense during the quarter and six months ended June 30, 2009 related to: (i) data communications costs; and (ii) labor and consulting costs for the transition team.

Depreciation Expense. Depreciation expense for the (i) second quarter of 2009 increased 22.3% to $4.9 million, from $4.0 million for the second quarter of 2008; and (ii) six months ended June 30, 2009 increased 19.6% to $9.1 million, from $7.6 million for the six months ended June 30, 2008. The increase in depreciation expense is reflective of the increased capital expenditures we have made, to include our investments in color print technologies and the acquired property and equipment from our acquisition activities. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Operating Income. Operating income and operating income margin for the: (i) second quarter of 2009 was $19.6 million, or 15.7% of total revenues, compared to $21.9 million, or 18.7% of total revenues for the second quarter of 2008; and (ii) six months ended June 30, 2009 was $41.2 million, or 16.6% of total revenues, compared to $45.2 million, or 19.6% of total revenues for the six months ended June 30, 2008. The decrease in operating income and the operating income margin between years is mainly attributed to: (i) the impact of the Acquired Businesses; and (ii) the Data Center Transition Expenses, discussed earlier.

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

Total non-cash charges related to depreciation, amortization of intangible assets, and stock-based compensation expense included in the determination of operating income for the: (i) second quarter of 2009 and 2008 were $12.1 million and $12.2 million, respectively; and (ii) six months ended June 30, 2009 and 2008 were $22.1 million and $23.2 million, respectively.

Amortization of Original Issue Discount. The amortization of original issue discount relates to our Convertible Debt Securities. See Notes 2 and 7 to our Financial Statements for a discussion of our adoption of FSP APB 14-1, effective January 1, 2009, and the corresponding retrospective impact of such adoption on our interest expense.

Interest and Investment Income, net. Interest and investment income, net for the: (i) second quarter of 2009 decreased 68.3% to $0.4 million, from $1.1 million for the second quarter of 2008; and (ii) six months ended June 30, 2009 decreased 69.0% to $0.8 million from $2.7 million. The decrease is due to a decrease in the overall rate of return realized on investments between periods due to a deterioration in the interest rate environment.

Income Tax Provision. The effective income tax rates for the: (i) second quarter of 2009 and 2008 were 35% and 37%, respectively; and (ii) six months ended June 30, 2009 and 2008 were 35% and 36%, respectively. At this time, we estimate that our overall effective income tax rate for the full year 2009 will be approximately 35%.

Liquidity

Cash and Liquidity

As of June 30, 2009 our principal sources of liquidity included cash, cash equivalents, and short-term investments of $132.9 million, compared to $141.2 million as of December 31, 2008. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to all of our cash, cash equivalents, and short-term investment balances.

In addition to the above sources of liquidity, we also have a $100 million senior secured revolving credit facility that expires in September 2009 and is discussed in the “Capital Resources” section below.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, amortization of OID, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2008 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2008:
March 31	$31,538	$(10,686)	$20,852
June 30	28,225	19,052	47,277
September 30	30,440	(2,881)	27,559
December 31	24,558	(5,599)	18,959
2009:
March 31	$30,449	$(14,436)	$16,013
June 30	29,658	13,895	43,553

We believe the above table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items. As the table above illustrates, the operations portion of our cash flows from operating activities remains relatively consistent between periods. The variations in our net cash provided by operating activities are almost entirely related to the changes in our operating assets and liabilities (related mostly to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operating activities.

Significant fluctuations in the balances of key operating assets and liabilities between June 30, 2009 and December 31, 2008 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2008:
March 31	$126,062	$(1,476)	$124,586	59
June 30	107,226	(1,557)	105,669	59
September 30	109,490	(1,594)	107,896	55
December 31	123,277	(2,999)	120,278	56
2009:
March 31	133,041	(2,831)	130,210	58
June 30	112,612	(2,148)	110,464	58

The changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

Income Taxes Receivable/Payable

As of June 30, 2009, CSG had current income taxes receivable of $2.6 million, as compared to current income taxes payable of $4.3 million as of December 31, 2008. This $6.9 million change is a result of the timing difference of our estimated Federal and state income tax payments.

Accrued Employee Compensation

Accrued employee compensation decreased $5.3 million, from $23.0 million as of December 31, 2008 to $17.7 million as of June 30, 2009 primarily as a result of the payment of the 2008 management incentive bonuses in March 2009.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. During the six months ended June 30, 2009, our cash flows from investing activities also included cash payments related to our prior year acquisition activities, discussed in further detail in Note 6 to our Financial Statements.

Purchases/Sales of Short-term Investments. During the six months ended June 30, 2009 and 2008, we purchased $22.2 million and $19.1 million, respectively, and sold (or had mature) $44.2 million and $9.3 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the six months ended June 30, 2009 and 2008 for property and equipment, and investments in client contracts were as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Property and equipment	$24,384	$9,853
Client contracts	3,748	2,346

Of the $24.4 million spent on capital expenditures during the six months ended June 30, 2009, approximately $12 million was related to our data center transition efforts. The remaining expenditures consisted principally of: (i) investments in new color print technologies; and (ii) computer hardware, software, and related equipment.

The investments in client contracts for the first six months of 2009 and 2008 relate to client incentive payments ($0.9 million and $1.2 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($2.8 million and $1.1 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our Convertible Debt Securities.

Repurchase of Common Stock. During the first six months of 2009 we repurchased 250,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $3.8 million. We made no comparable share repurchases during the first six months of 2008. In addition, outside of our Stock Repurchase Program, during the first six months of 2009 and 2008, we repurchased from our employees and then cancelled approximately 169,000 shares and 111,000 shares of our common stock for $2.4 million and $1.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Repurchase of Convertible Debt Securities. During the first six months of 2009, we repurchased $30.0 million (par value) of our Convertible Debt Securities for $26.7 million. We made no comparable debt repurchases during the first six months of 2008.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•	Cash, Cash Equivalents and Short-term Investments. As of June 30, 2009, we had cash, cash equivalents, and short-term investments of $132.9 million.

•	Operating Cash Flows. As described in the “Liquidity” section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities.

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

Our ability to borrow under the 2004 Revolving Credit Facility is subject to a limitation of total indebtedness based upon the results of consolidated leverage and interest coverage ratio calculations, and a minimum liquidity requirement. As of June 30, 2009, we were in compliance with the financial ratios and other covenants of the 2004 Revolving Credit Facility. As of June 30, 2009, due to an outstanding irrevocable letter of credit of $0.5 million, we had $99.5 million of the 2004 Revolving Credit Facility contractually available to us. However, a financial institution that is responsible for funding approximately 11% of the total facility has undergone recent financial challenges, and it is unknown at this time whether those challenges would affect the financial institution’s ability or willingness to fund the facility. If that financial institution is unable or unwilling to fund its portion of the facility, as of June 30, 2009, we would have only $89.0 million of the 2004 Revolving Credit Facility available to us.

We pay a quarterly commitment fee on the unused portion of the 2004 Revolving Credit Facility. This rate is dependent on our leverage ratio and ranges from 25 to 50 basis points per annum. As of June 30, 2009, the commitment fee rate was 37.5 basis points per annum. See Note 6 to our 2008 10-K for a discussion of the interest rate provisions of the 2004 Revolving Credit Facility.

We are currently evaluating our options for a revolving credit facility beyond the September 2009 expiration date of the existing 2004 Revolving Credit Facility.

Uses of Capital Resources. Below are the key items to consider in assessing our uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past. During the six months ended June 30, 2009, we repurchased 250,000 shares of our common stock for $3.8 million (weighted-average price of $15.13 per share). As of June 30, 2009, we have remaining 5.7 million shares authorized for repurchase under our Stock Repurchase Program, but have made no commitments to repurchase those shares in the future.

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

•

Capital Expenditures. During the six months ended June 30, 2009, we spent $24.4 million on capital expenditures. At this time, we expect our 2009 capital expenditures to be approximately $40 - $45 million, with approximately $20 million related to our data center transition efforts, as discussed earlier. The remainder of our expected capital expenditures will consist principally of hardware and software infrastructure to support our clients’ expanding business needs, and statement production equipment to continue to offer enhanced functionalities to our clients.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the six months ended June 30, 2009, we provided client incentives of $0.9 million. As of June 30, 2009, we have made commitments for investments in client contracts which are payable by us only upon the successful conversion of certain additional customers to our processing solutions.

•

Long-Term Debt. Our Convertible Debt Securities are callable by us for cash, on or after June 20, 2011, at a redemption price equal to 100% of the par value of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, as defined in the Convertible Debt Securities bond indenture, at a repurchase price equal to 100% of the par value of the Convertible Debt Securities, plus any accrued interest. The Convertible Debt Securities are also convertible under specified conditions. Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the $170.3 million par value of the Convertible Debt Securities; and (ii) to the extent our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. During the next twelve months, there are no call or put options available, and we do not expect the occurrence of any conversion triggers. As a result, in the near-term and based upon the June 30, 2009 par value, we expect our required debt service cash outlay related to the Convertible Debt Securities to be limited to annual interest payments of $4.3 million.

As noted above, during the six months ended June 30, 2009, we voluntarily repurchased $30.0 million (par value) of our Convertible Debt Securities for $26.7 million. This represents a weighted-average price of approximately 88% of par value for the bonds we repurchased, and represents a pre-tax yield to us of approximately 8.5%, assuming these bonds were to be retired at the first put or call date in June 2011. We will continue to track and evaluate the trading activity and valuations around our Convertible Debt Securities for possible future buying opportunities.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of original issue discount and deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the six months ended June 30, 2009 was 4.90:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

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

The interest rate for borrowings under the 2004 Revolving Credit Facility, except for same day advances, is chosen at our option, and is based upon a base rate or adjusted LIBOR rate, plus an applicable margin. The base rate represents the higher of a floating prime rate and a floating rate equal to 50 basis points in excess of the Federal Funds Effective Rate. The interest rate for same day advances is based upon base rate, plus an applicable margin. The applicable margins are dependent on our leverage ratio, as defined, and range from zero to 100 basis points for base rate loans and 125 to 225 basis points for LIBOR loans. As of June 30, 2009, we had made no borrowings under the 2004 Revolving Credit Facility.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of June 30, 2009, and December 31, 2008 were $97.4 million and $83.9 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2009 and December 31, 2008 were $35.5 million and $57.3 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by two large financial institutions in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

We Derive a Significant Portion of Our Revenues From a Limited Number of Clients, and the Loss of the Business of a Significant Client Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations.

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

The Delivery of Our Solutions is Dependent on a Variety of Computing Environments and Communications Networks Which May Not Be Available or May Be Subject to Security Attacks.

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

The Current Macroeconomic Environment Could Adversely Impact Our Business.

Over the past year, the U.S. has experienced a significant economic downturn and difficulties within the financial and credit markets. The timing, duration, and degree of an economic turnaround are uncertain and thus, these adverse economic conditions may continue into the foreseeable future. Possible adverse impacts to companies during these times include a reduction in revenues, decreasing profits and cash flows, distressed or default debt conditions, and/or difficulties in obtaining necessary operating capital. All companies are likely to be impacted by the current economic conditions to a certain degree, including CSG, our clients, and/or key vendors in our supply chain. There can be no assurances regarding the performance of our business, and the potential impact to our clients and key vendors, resulting from the current economic conditions.

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

We May Not Be Able to Efficiently and Effectively Implement New Solutions or Convert Clients on to Our Solutions.

Our continued growth plans include the implementation of new solutions, as well as converting both new and existing clients to our solutions. In particular, over the next several quarters, we expect to convert over three million new customer accounts onto our solutions, which represents an approximate eight percent increase over the current level of customer accounts processed on our solutions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the second quarter of 2009 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
April 1 – April 30	1,757	$14.81	—	5,704,096
May 1 – May 31	4,018	13.35	—	5,704,096
June 1 – June 30	2,212	13.54	—	5,704,096
Total	7,987	$13.72	—

[1]	Our Board of Directors have authorized us to repurchase up to 35 million shares of our common stock under the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date.
[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2009 annual meeting of stockholders of CSG Systems International, Inc. (the “Annual Meeting”) was held on May 19, 2009.

(b)	The following persons were elected as directors at the Annual Meeting:

Class III (expiring in 2012)

Peter E. Kalan

Frank V. Sica

James A. Unruh

The following directors’ term of office continued after the Annual Meeting:

Edward C. Nafus

Janice I. Obuchowski

Donald B. Reed

Ronald H. Cooper

Bernard W. Reznicek

Donald V. Smith

(c)	Votes were cast or withheld at the Annual Meeting as follows:

(i)	Election of directors:

Director	For	Withheld
Peter E. Kalan	29,111,304	1,137,011
Frank V. Sica	28,873,921	1,474,394
James A. Unruh	29,265,060	1,083,255

(ii)	Ratification of appointment of independent auditor for 2009:

For	Against	Abstain	Non votes
30,155,515	169,969	22,831	—

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2009

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