Form 10-K/A
period 2008-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2009-09-08
CIK 1005757

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A.

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

Shares of common stock outstanding at February 24, 2009: 35,136,914

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed on or prior to April 30, 2009, are incorporated by reference into Part III of the Form 10-K/A.

CSG SYSTEMS INTERNATIONAL, INC.

2008 FORM 10-K/A

		Page
PART IV

Item 15.	Exhibits, Financial Statement Schedules	3
Signature		8

EXPLANATORY NOTE

CSG Systems International, Inc. (the “Company” or forms of the pronoun “we”) is filing this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2008, originally filed on March 3, 2009 (the “Original Filing”), to address comments received from the Securities and Exchange Commission (the “Commission”) in connection with the Commission’s review of our request for confidential treatment of information included within documents required to be filed as exhibits to the Original Filing. This Amendment includes in Part IV, Item 15(b), the following revised Exhibits, to replace those Exhibits filed under the same exhibit number in the Original Filing, which are addressed in our filing of a new request for confidential treatment:

10.24	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A	ComTec Processing and Production Services Agreement

10.24B	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.41	Master Computer Services Agreement between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

10.41A	Work Order for Mainframe Computer Service between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

10.41B	Work Order for Open Systems Computer Service between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

This report continues to speak as of the date of the Original Filing, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit Number	Description
2.28(5)	Asset Purchase Agreement by and between Lucent Technologies Inc., as Seller, and CSG Systems International, Inc., as Buyer, dated as of December 31, 2001

2.29(5)	Intellectual Property Agreement by and among Lucent Technologies Inc., Lucent Technologies GRL Corporation, Lucent Technologies Ireland Holding Limited and CSG Systems International, Inc., CSG Software Inc., CSG Technology Limited, effective as of February 28, 2002

2.30(5)	Software and Services Master Supply Agreement (North America) by and among Lucent Technologies Inc. and CSG Systems International, Inc. and CSG Software, Inc., dated as of February 28, 2002

2.31(5)	Software and Services Master Supply Agreement (International) by and among Lucent Technologies Inc. and CSG System International, Inc. and CSG Software, Inc., dated as of February 28, 2002

2.40(19)	Securities Purchase Agreement by and among, Comverse, Inc. as Purchaser, CSG Software, Inc., CSG Americas Holdings, Inc., CSG Netherlands BV, CSG Technology Limited, the Companies to be Acquired, and CSG Systems International, Inc. and CSG Netherlands CV, Acting Through its General Partner, CSG International Holdings, LLC, as Sellers, dated October 6, 2005

2.40A(19)	Amendment to Securities Purchase Agreement, dated December 9, 2005

2.40B(21)	Second Amendment to Securities Purchase Agreement dated December 9, 2005

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(17)	Revised Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

4.10(10)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.20(10)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

10.01(1)	CSG Systems International, Inc. 1995 Incentive Stock Plan

10.02(11)	CSG Employee Stock Purchase Plan

10.03(28)	CSG Systems International, Inc. 1996 Stock Incentive Plan, as amended August 14, 2007

10.04(28)	CSG Systems International, Inc. 2005 Stock Incentive Plan, as amended August 14, 2007

10.05(28)	CSG Systems International, Inc. Performance Bonus Program, as amended August 14, 2007

10.06(28)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15(4)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16(24)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.20*(9)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC dated March 17, 2004

10.20A*(12)	First Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20B*(13)	Second Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20C*(16)	Fourth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20D*(18)	Fifth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20E*(21)	Sixth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20F*(22)	Seventh Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20G*(23)	Eighth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20H*(30)	Ninth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.20I*(32)	Thirteenth Amendment to the CSG Master Subscriber Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21*(33)	CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22*(20)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C. effective November 1, 2005

10.22A(25)*	First and Second Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.22B(30)*	Third Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.22C(31)*	Fourth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.22D(33)*	Ninth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.22E(34)	Seventeenth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.22F*(35)	Tenth and Eleventh Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.24*	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A*	ComTec Processing and Production Services Agreement

10.24B*	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.30(12)	$100,000,000 Credit Agreement among CSG Systems International, Inc., as Borrower, the Lenders from Time to Time Parties Hereto, Wells Fargo Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, and Wells Fargo Bank, National Association and Keybank National Association as Co-Lead Arrangers and Co-Book Runners, dated as of September 21, 2004

10.39(33)	CSG Systems, Inc. Wealth Accumulation Plan, as amended August 15, 2008

10.40*(8)	Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated August 1, 2003

10.40A*(18)	First Amendment to Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated June 28, 2005

10.41*	Master Computer Services Agreement between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

10.41A*	Work Order for Mainframe Computer Service between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

10.41B*	Work Order for Open Systems Computer Service between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

10.44(3)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.45(29)	Separation and Release Agreement with Edward C. Nafus, dated December 6, 2007

10.46(32)	Restated Employment Agreement with Robert M. Scott, dated May 29, 2008

10.46A(33)	First Amendment to Restated Employment Agreement with Robert M. Scott, dated August 19, 2008

10.47(32)	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.47A(33)	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.48(32)	Restated Employment Agreement with Peter E. Kalan, dated May 29, 2008

10.48A(33)	First Amendment to Restated Employment Agreement with Peter E. Kalan, dated August 19, 2008

10.49(32)	Restated Employment Agreement with Joseph T. Ruble, dated May 29, 2008

10.49A(33)	First Amendment to Restated Employment Agreement with Joseph T. Ruble, dated August 19, 2008

10.50(6)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.57(7)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 22, 2002

10.57A(14)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.58(7)	Restricted Stock Award Agreement with Peter E. Kalan, dated August 30, 2002

10.58A(14)	First Amendment to Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.59(7)	Restricted Stock Award Agreement with Edward C. Nafus, dated August 30, 2002

10.59A(14)	First Amendment to Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.64(14)	Restricted Stock Award Agreement with Peter E. Kalan, dated January 11, 2005

10.65(14)	Restricted Stock Award Agreement with Edward C. Nafus, dated January 11, 2005

10.66 (14)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.67(14)	Amendment of Stock Option Agreement with Edward C. Nafus, dated January 11, 2005

10.68(15)	Restricted Stock Award with Robert M. Scott, dated March 25, 2005

10.72(18)	Restricted Stock Award Agreement with Edward C. Nafus, dated June 30, 2005

10.80(12)	Forms of Agreement for Equity Compensation

10.80A(27)	Forms of Agreement for Equity Compensation

10.80B(26)	Forms of Agreement for Equity Compensation

10.80C(28)	Forms of Agreement for Equity Compensation

10.81(33)	Forms of Agreement for Equity Compensation

12.10(35)	Statement regarding computation of Ratio of Earnings to Fixed Charges

21.01(35)	Subsidiaries of the Registrant

23.01(35)	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 14, 2002.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated January 11, 2005.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 25, 2005.

(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2005.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 9, 2005.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 31, 2007.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A for the event dated November 14, 2007, filed on December 11, 2007.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 31, 2008.
(35)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

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

Date: September 8, 2009