Form 10-Q
period 2009-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2009-11-06
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

YES  ☐        NO  ☒

Shares of common stock outstanding at November 2, 2009: 35,126,766

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2009

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$121,330	$83,886
Short-term investments	35,678	57,331

Total cash, cash equivalents and short-term investments	157,008	141,217
Trade accounts receivable-
Billed, net of allowance of $2,079 and $2,999	112,324	120,278
Unbilled and other	9,507	9,210
Deferred income taxes	13,109	12,755
Income taxes receivable	4,385	—
Other current assets	5,705	4,468

Total current assets	302,038	287,928
Property and equipment, net of depreciation of $84,506 and $80,854	56,731	42,594
Software, net of amortization of $39,171 and $36,385	11,891	9,835
Goodwill	104,803	103,971
Client contracts, net of amortization of $120,076 and $112,675	34,963	34,244
Other assets	5,402	6,199

Total assets	$515,828	$484,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$29,971	$28,629
Trade accounts payable	24,422	22,943
Accrued employee compensation	25,950	22,997
Deferred revenue	15,600	11,487
Income taxes payable	—	4,301
Other current liabilities	8,238	12,896

Total current liabilities	104,181	103,253

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $14,910 and $24,512	155,390	175,788
Deferred revenue	8,958	9,914
Income taxes payable	5,232	5,132
Deferred income taxes	37,041	20,338
Other non-current liabilities	4,808	5,659

Total non-current liabilities	211,429	216,831

Total liabilities	315,610	320,084

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 35,113,046 and 34,720,191 shares outstanding	636	629
Additional paid-in capital	405,284	400,626
Treasury stock, at cost, 28,456,808 and 28,206,808 shares	(675,623)	(671,841)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	22	241
Unrecognized pension plan losses and prior service costs, net of tax	(919)	(919)
Accumulated earnings	470,818	435,951

Total stockholders’ equity	200,218	164,687

Total liabilities and stockholders’ equity	$515,828	$484,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(Note 2)		(Note 2)
Revenues:
Processing and related services	$116,267	$110,582	$345,854	$324,056
Software, maintenance and services	8,281	7,398	27,076	24,390

Total revenues	124,548	117,980	372,930	348,446

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	57,881	58,458	175,321	167,482
Software, maintenance and services	6,572	4,448	19,526	14,438

Total cost of revenues	64,453	62,906	194,847	181,920

Other operating expenses:
Research and development	17,787	16,750	52,496	49,675
Selling, general and administrative	15,084	12,717	43,891	38,386
Data center transition expenses	5,158	—	9,215	—
Depreciation	4,683	4,469	13,824	12,113
Restructuring charges	76	7	184	71

Total operating expenses	107,241	96,849	314,457	282,165

Operating income	17,307	21,131	58,473	66,281

Other income (expense):
Interest expense	(1,395)	(1,922)	(4,362)	(5,453)
Amortization of original issue discount	(2,017)	(2,515)	(6,325)	(7,396)
Gain on repurchase of convertible debt securities	—	—	1,468	—
Interest and investment income, net	215	1,193	1,053	3,896
Other, net	(13)	2	(13)	17

Total other	(3,210)	(3,242)	(8,179)	(8,936)

Income before income taxes	14,097	17,889	50,294	57,345
Income tax provision	(4,229)	(5,985)	(16,898)	(20,274)

Income from continuing operations	9,868	11,904	33,396	37,071

Discontinued operations:
Income from discontinued operations	—	—	—	—
Income tax benefit	1,471	323	1,471	323

Discontinued operations, net of tax	1,471	323	1,471	323

Net income	$11,339	$12,227	$34,867	$37,394

Basic earnings per common share:
Income from continuing operations	$0.29	$0.34	$0.97	$1.06
Discontinued operations, net of tax	0.04	0.01	0.04	0.01

Net income	$0.33	$0.35	$1.01	$1.07

Diluted earnings per common share:
Income from continuing operations	$0.29	$0.34	$0.97	$1.06
Discontinued operations, net of tax	0.04	0.01	0.04	0.01

Net income	$0.33	$0.35	$1.01	$1.07

Weighted-average shares outstanding - Basic:
Common stock	33,287	33,281	33,186	33,191
Participating restricted stock	1,008	1,656	1,143	1,606

Total	34,295	34,937	34,329	34,797

Weighted-average shares outstanding - Diluted:
Common stock	33,419	33,324	33,269	33,221
Participating restricted stock	1,008	1,656	1,143	1,606

Total	34,427	34,980	34,412	34,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
		(Note 2)
Cash flows from operating activities:
Net income	$34,867	$37,394
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	14,681	12,113
Amortization	10,463	13,468
Amortization of original issue discount	6,325	7,396
Gain on short-term investments and other	(540)	(368)
Gain on repurchase of convertible debt securities	(1,468)	—
Gain on curtailment of pension plan	—	(601)
Deferred income taxes	17,044	12,429
Excess tax benefit of stock-based compensation awards	(145)	(236)
Stock-based employee compensation	9,473	8,608
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	8,322	9,649
Other current and non-current assets	(1,824)	706
Income taxes payable/receivable	(10,798)	(941)
Trade accounts payable and accrued liabilities	8,137	637
Deferred revenue	2,911	(4,566)

Net cash provided by operating activities	97,448	95,688

Cash flows from investing activities:
Purchases of property and equipment	(34,476)	(19,539)
Purchases of short-term investments	(41,966)	(57,315)
Proceeds from sale/maturity of short-term investments	63,800	22,245
Acquisition of businesses, net of cash acquired	(7,391)	(40,267)
Acquisition of and investments in client contracts	(7,244)	(3,277)

Net cash used in investing activities	(27,277)	(98,153)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,067	875
Repurchase of common stock	(6,503)	(1,738)
Payments on acquired equipment financing	(722)	(341)
Repurchase of convertible debt securities	(26,714)	—
Excess tax benefit of stock-based compensation awards	145	236

Net cash used in financing activities	(32,727)	(968)

Net increase (decrease) in cash and cash equivalents	37,444	(3,433)
Cash and cash equivalents, beginning of period	83,886	123,416

Cash and cash equivalents, end of period	$121,330	$119,983

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$2,547	$3,269
Income taxes	9,175	8,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and December 31, 2008, and for the third quarter and nine months ended September 30, 2009 and 2008, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC. The results of operations for the third quarter and nine months ended September 30, 2009 are not necessarily indicative of the expected results for the entire year ending December 31, 2009.

We have evaluated all subsequent events that have occurred through November 6, 2009, the date of this report, which is concurrent with the date we filed these financial statements in our Form 10-Q with the SEC.

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

Accounting Pronouncements Adopted. In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“FASB ASC”) 105, “Generally Accepted Accounting Principles”, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to generally accepted accounting principles in our financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact our financial position or results of operations.

Effective January 1, 2009, we adopted: (i) FASB ASC 470-20, “Debt with Conversion and Other Options” (formerly FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”; and (ii) FASB ASC 260-10, “Earnings Per Share” (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). These new accounting pronouncements were required to be applied retrospectively for all periods presented. As a result, the accompanying Condensed Consolidated Balance Sheet as of December 31, 2008, the Condensed Consolidated Statements of Income for the third quarter of 2008 and the nine months ended September 30, 2008, and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008, have been restated.

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

The adoption of the new accounting pronouncement related to our convertible debt securities had the following cumulative effects on our December 31, 2007 stockholders’ equity balances: (i) our accumulated earnings balance was reduced by $17.5 million; and (ii) our additional paid-in capital balance was increased by $40.7 million. The new accounting pronouncement related to participating securities impacts the manner in which basic and diluted EPS is calculated and thus did not have a cumulative effect on our accumulated earnings or additional paid-in capital balances. The effect of adopting these new accounting pronouncements on our Condensed Consolidated Financial Statements as of September 30, 2009, for the third quarter of 2009, for the nine months ended September 30, 2009, and for the prior periods which have been retrospectively adjusted, was as follows:

Condensed Consolidated Balance Sheet

As of September 30, 2009

	As Computed Under Prior Accounting	As Reported Under FASB ASC 470-20	Effect of Change
Current assets	$302,038	$302,038	$—
Non-current assets	214,040	213,790	(250)

Total assets	$516,078	$515,828	$(250)

Current liabilities	$104,181	$104,181	$—
Non-current liabilities:
Long-term debt, net of unamortized OID	170,300	155,390	(14,910)
Deferred income taxes	31,122	37,041	5,919
Other non-current liabilities	18,998	18,998	—

Total non-current liabilities	220,420	211,429	(8,991)

Total liabilities	324,601	315,610	(8,991)

Stockholders’ equity:
Additional paid-in capital	365,532	405,284	39,752
Accumulated earnings	501,829	470,818	(31,011)
Other	(675,884)	(675,884)	—

Total stockholders’ equity	191,477	200,218	8,741

Total liabilities and stockholders’ equity	$516,078	$515,828	$(250)

Condensed Consolidated Balance Sheet

As of December 31, 2008

	As Originally Reported	As Reported Under FASB ASC 470-20	Effect of Change
Current assets	$287,928	$287,928	$—
Non-current assets	197,286	196,843	(443)

Total assets	$485,214	$484,771	$(443)

Current liabilities	$103,253	$103,253	$—
Non-current liabilities:
Long-term debt, net of unamortized OID	200,300	175,788	(24,512)
Deferred income taxes	11,190	20,338	9,148
Other non-current liabilities	20,705	20,705	—

Total non-current liabilities	232,195	216,831	(15,364)

Total liabilities	335,448	320,084	(15,364)

Stockholders’ equity:
Additional paid-in capital	359,977	400,626	40,649
Accumulated earnings	461,679	435,951	(25,728)
Other	(671,890)	(671,890)	—

Total stockholders’ equity	149,766	164,687	14,921

Total liabilities and stockholders’ equity	$485,214	$484,771	$(443)

Condensed Consolidated Statement of Income For the Third Quarter of 2009

	As Computed Under Prior Accounting	As Reported Under FASB ASC 470-20 and FASB ASC 260-10	Effect of Change
Operating income	$17,307	$17,307	$—

Other income (expense):
Interest expense	(1,439)	(1,395)	44
Amortization of OID	—	(2,017)	(2,017)
Gain on repurchase of convertible debt securities	—	—	—
Other	202	202	—

	(1,237)	(3,210)	(1,973)

Income from continuing operations before income taxes	16,070	14,097	(1,973)
Income tax provision	(4,821)	(4,229)	592

Income from continuing operations	$11,249	$9,868	$(1,381)

Basic earnings per common share	$0.34	$0.29	$(0.05)
Diluted earnings per common share	$0.34	$0.29	$(0.05)

Condensed Consolidated Statement of Income For the Third Quarter of 2008

	As Originally Reported	As Reported Under FASB ASC 470-20 and FASB ASC 260-10	Effect of Change
Operating income	$21,131	$21,131	$—

Other income (expense):
Interest expense	(1,995)	(1,922)	73
Amortization of OID	—	(2,515)	(2,515)
Other	1,195	1,195	—

	(800)	(3,242)	(2,442)

Income from continuing operations before income taxes	20,331	17,889	(2,442)
Income tax provision	(6,913)	(5,985)	928

Income from continuing operations	$13,418	$11,904	$(1,514)

Basic earnings per common share	$0.40	$0.34	$(0.06)
Diluted earnings per common share	$0.40	$0.34	$(0.06)

Condensed Consolidated Statement of Income

For the Nine Months Ended September 30, 2009

	As Computed Under Prior Accounting	As Reported Under FASB ASC 470-20 and FASB ASC 260-10	Effect of Change
Operating income	$58,473	$58,473	$—

Other income (expense):
Interest expense	(4,500)	(4,362)	138
Amortization of OID	—	(6,325)	(6,325)
Gain on repurchase of convertible debt securities	3,237	1,468	(1,769)
Other	1,040	1,040	—

	(223)	(8,179)	(7,956)

Income from continuing operations before income taxes	58,250	50,294	(7,956)
Income tax provision	(19,572)	(16,898)	2,674

Income from continuing operations	$38,678	$33,396	$(5,282)

Basic earnings per common share	$1.17	$0.97	$(0.20)
Diluted earnings per common share	$1.16	$0.97	$(0.19)

Condensed Consolidated Statement of Income

For the Nine Months Ended September 30, 2008

	As Originally Reported	As Reported Under FASB ASC 470-20 and FASB ASC 260-10	Effect of Change
Operating income	$66,281	$66,281	$—

Other income (expense):
Interest expense	(5,677)	(5,453)	224
Amortization of OID	—	(7,396)	(7,396)
Other	3,913	3,913	—

	(1,764)	(8,936)	(7,172)

Income from continuing operations before income taxes	64,517	57,345	(7,172)
Income tax provision	(22,939)	(20,274)	2,665

Income from continuing operations	$41,578	$37,071	$(4,507)

Basic earnings per common share	$1.25	$1.06	$(0.19)
Diluted earnings per common share	$1.24	$1.06	$(0.18)

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2009

	As Computed Under Prior Accounting	As Reported Under FASB ASC 470-20	Effect of Change
Cash flows from operating activities:
Net income	$40,149	$34,867	$(5,282)
Adjusted to reconcile net income to net cash provided by operating activities:
Amortization	10,601	10,463	(138)
Amortization of OID	—	6,325	6,325
Gain on repurchase of convertible debt securities	(3,237)	(1,468)	1,769
Deferred income taxes	19,718	17,044	(2,674)
Other adjustments	23,469	23,469	—
Changes in operating assets and liabilities	6,748	6,748	—

Net cash provided by operating activities	97,448	97,448	—
Cash flows from investing activities	(27,277)	(27,277)	—
Cash flows from financing activities	(32,727)	(32,727)	—

Net increase in cash and cash equivalents	37,444	37,444	—
Cash and cash equivalents, beginning of period	83,886	83,886	—

Cash and cash equivalents, end of period	$121,330	$121,330	$—

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2008

	As Originally Reported	As Reported Under FASB ASC 470-20	Effect of Change
Cash flows from operating activities:
Net income	$41,901	$37,394	$(4,507)
Adjusted to reconcile net income to net cash provided by operating activities:
Amortization	13,692	13,468	(224)
Amortization of OID	—	7,396	7,396
Deferred income taxes	15,094	12,429	(2,665)
Other adjustments	19,516	19,516	—
Changes in operating assets and liabilities	5,485	5,485	—

Net cash provided by operating activities	95,688	95,688	—
Cash flows from investing activities	(98,153)	(98,153)	—
Cash flows from financing activities	(968)	(968)	—

Net increase in cash and cash equivalents	(3,433)	(3,433)	—
Cash and cash equivalents, beginning of period	123,416	123,416	—

Cash and cash equivalents, end of period	$119,983	$119,983	$—

Accounting Pronouncements Issued But Not Effective. In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (formerly Emerging Issues Task Force (“EITF”) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”), which was codified into FASB ASC 605, and replaces guidance in the former EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This new guidance requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based upon the relative selling price of each deliverable. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The guidance also prohibits the use of the residual method of allocating arrangement consideration to deliverables, but instead, requires the use of the relative selling price method where the vendor must determine a standalone selling price for all deliverables that meet the separation criteria. The guidance’s scope is limited to multiple element arrangements, and does not apply to deliverables within the scope of the software revenue recognition rules of FASB ASC 985-605 or other authoritative literature that addresses both separation and allocation. The provisions of this new literature are effective for fiscal years beginning on or after June 15, 2010, and can be adopted prospectively to new or materially modified revenue arrangements entered into or materially modified after the effective date or retrospectively for all periods presented. We are currently evaluating when we will adopt this new guidance, as well as the impact that this new guidance will have on our consolidated results of operations and financial condition.

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the third quarter of 2009 and 2008 was $66.1 million and $65.0 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $198.4 million and $186.4 million.

Short-term Investments and Other Financial Instruments. Our financial instruments as of September 30, 2009 and December 31, 2008, include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments are considered “available-for-sale” and are reported at fair value in our accompanying Condensed Consolidated Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Our short-term investments at September 30, 2009, and December 31, 2008, consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Commercial paper	$26,179	$7,794
Agency discount notes	5,999	46,537
Certificates of deposit	3,500	—
Fixed rate corporate securities	—	3,000

Total	$35,678	$57,331

All short-term investments held by us as of September 30, 2009, have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2009 and 2008 were $63.8 million and $22.2 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our cash equivalents and short-term investments measured at fair value (in thousands):

	Fair Value Measurements September 30, 2009			Fair Value Measurements December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$84,525	$—	$84,525	$40,938	$—	$40,938
Commercial paper	—	40,327	40,327	—	31,383	31,383
Agency discount notes	—	5,999	5,999	—	53,737	53,737
Certificates of deposit	—	3,500	3,500	—	—	—
Fixed rate corporate securities	—	—	—	—	3,000	3,000

Total	$84,525	$49,826	$134,351	$40,938	$88,120	$129,058

As of September 30, 2009, our long-term debt consists of our Convertible Debt Securities (see Note 7). We have chosen not to measure our Convertible Debt Securities at fair value, with changes recognized in earnings each reporting period. As of September 30, 2009 and December 31, 2008, the fair value of our Convertible Debt Securities, based upon quoted market prices or recent sales activity, was approximately $165 million and $173 million, respectively. The fair value of the contingent interest feature of our long-term debt, considered an embedded derivative, as of September 30, 2009 and December 31, 2008, was approximately $25,000 and $61,000, respectively.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). We did not repurchase any shares under our Stock Repurchase Program during the quarters ended September 30, 2009 and 2008. During the nine months ended September 30, 2009, we repurchased 250,000 shares of our common stock under the Stock Repurchase Program for $3.8 million (weighted-average price of $15.13 per share). We did not repurchase any shares under our Stock Repurchase Program during the nine months ended September 30, 2008. As of September 30, 2009, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 5.7 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the third quarter and nine months ended September 30, 2009 and 2008 in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans is as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Shares repurchased	23	22	192	133
Total amount paid	$346	$377	$2,722	$1,738

Stock-Based Awards. A summary of our unvested restricted stock activity during the third quarter and nine months ended September 30, 2009, is as follows:

	Quarter Ended September 30, 2009		Nine Months Ended September 30, 2009
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested awards, beginning	1,889,808	$16.46	1,614,569	$18.17
Awards granted	40,000	15.58	827,661	14.44
Awards forfeited/cancelled	(57,246)	15.62	(85,996)	16.64
Awards vested	(97,720)	22.12	(581,392)	19.23

Unvested awards, ending	1,774,842	$16.16	1,774,842	$16.16

Included in the awards granted during the nine months ended September 30, 2009, are performance-based awards for 105,000 restricted stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted stock shares granted during the nine months ended September 30, 2009, are time-based awards, which generally vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the third quarter of 2009 and 2008 of $3.2 million and $3.0 million, respectively, and for the nine months ended September 30, 2009 and 2008 of $9.5 million and $8.6 million, respectively.

4. EARNINGS PER COMMON SHARE

Basic and diluted EPS amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income. The amounts attributed to both common stock and participating restricted stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income from continuing operations attributed to:
Common stock	$9,578	$11,340	$32,284	$35,360
Participating restricted stock	290	564	1,112	1,711

Total	$9,868	$11,904	$33,396	$37,071

Discontinued operations, net of tax, attributed to:
Common stock	$1,428	$308	$1,422	$308
Participating restricted stock	43	15	49	15

Total	$1,471	$323	$1,471	$323

Net income attributed to:
Common stock	$11,006	$11,648	$33,706	$35,668
Participating restricted stock	333	579	1,161	1,726

Total	$11,339	$12,227	$34,867	$37,394

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted stock are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average shares outstanding - Basic:
Common stock	33,287	33,281	33,186	33,191
Participating restricted stock	1,008	1,656	1,143	1,606

Total	34,295	34,937	34,329	34,797

Weighted-average shares outstanding - Diluted:
Common stock	33,419	33,324	33,269	33,221
Participating restricted stock	1,008	1,656	1,143	1,606

Total	34,427	34,980	34,412	34,827

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted-average common shares	33,287	33,281	33,186	33,191
Dilutive effect of common stock options	24	43	26	30
Dilutive effect of non-participating restricted stock	108	—	57	—
Dilutive effect of Convertible Debt Securities	—	—	—	—

Diluted weighted-average common shares	33,419	33,324	33,269	33,221

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted stock of 0.2 million for the third quarters of 2009 and 2008, respectively, and 0.2 million and 0.3 million for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

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

5. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$11,339	$12,227	$34,867	$37,394
Other comprehensive income (loss), net of tax, if any:
Change in unrecognized pension plan losses and prior service costs, net of tax	—	435	—	435
Unrealized loss on short-term investments	(26)	(72)	(219)	(88)

Comprehensive income	$11,313	$12,590	$34,648	$37,741

6. PRIOR YEAR ACQUISITIONS

Quaero Corporation. On December 31, 2008, we acquired Quaero Corporation (“Quaero”). Through September 30, 2009, we have made cash purchase price payments related to the Quaero acquisition of $15.1 million, with $2.8 million of this amount being paid in the first nine months of 2009. In addition to these cash purchase price payments, the Quaero merger agreement, as amended, includes provisions for contingent purchase price payments of up to $2.5 million through the end of 2010, contingent upon meeting various product integration milestones. As of September 30, 2009, the contingent purchase price payments have not been reflected in the Quaero purchase price due to the uncertainty of payment. The contingent payments will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determinable beyond a reasonable doubt.

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

	Amount	Weighted- Average Estimated Lives (years)
Current assets (includes cash and cash equivalents of zero)	$3,180
Fixed assets	873
Acquired customer relationships	2,600	15
Acquired other intangible assets	800	2 to 5
Goodwill	8,950
Other non-current assets	69

Total assets acquired	16,472

Current liabilities	(1,387)

Net assets acquired	$15,085

The Quaero goodwill amount represents the excess of the cost of the acquired entity over the net amount assigned to assets acquired and liabilities assumed, and has been assigned to a separate reporting unit within our reportable segment. The Quaero goodwill and acquired intangible assets are deductible for income tax purposes.

The results of Quaero’s operations are included in our accompanying Condensed Consolidated Statements of Income for the period subsequent to the acquisition date.

We are in the process of obtaining certain information that we believe is necessary to finalize the working capital adjustment provision in the Quaero merger agreement, and thus the Quaero purchase accounting. As of September 30, 2009, we are not expecting the working capital adjustment for Quaero to be material and are not expecting significant changes to our preliminary Quaero purchase price allocation.

Prairie Interactive Messaging, Inc. In 2007, we acquired Prairie Voice Services, Inc., which we subsequently renamed CSG Interactive Messaging, Inc., for a total cash purchase price of $47.7 million to date. As of September 30, 2009, there remains approximately $3 million of contingent purchase price that is eligible for payment upon the achievement of certain operating criteria in 2009. This contingent purchase price has not been recorded as contingent purchase price payment as of September 30, 2009 because of the uncertainty of payment at that time, and will be recorded as additional purchase price if and when the events associated with the remaining contingencies are resolved or the outcomes of the contingencies are determinable beyond a reasonable doubt.

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

Holders of the Convertible Debt Securities can convert their securities: (i) at any time the price of our common stock trades over $34.80 per share (130% of the $26.77 effective conversion price) for a specified period of time; (ii) at any time the trading price of the Convertible Debt Securities fall below 98% of the average conversion value for the Convertible Debt Securities for a specified period of time; (iii) upon us exercising our right to redeem the Convertible Debt Securities at any time after June 20, 2011; (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control (as defined in the Bond Indenture); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. As of September 30, 2009, none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the $170.3 million par value of the Convertible Debt Securities; and (ii) to the extent our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of September 30, 2009, our conversion obligation did not exceed the par value of the Convertible Debt Securities.

We did not repurchase any of our Convertible Debt Securities during the quarter ended September 30, 2009. During the nine months ended September 30, 2009, we repurchased $30.0 million (par value) of our Convertible Debt Securities for $26.7 million in the open public market, and recognized a gain on the repurchase of $1.5 million, after the write-off of a proportional amount of deferred financing costs. This debt has been considered extinguished for accounting purposes.

As discussed in Note 2, effective January 1, 2009, we adopted the provisions of FASB ASC 470-20. FASB ASC 470-20 required us to refer back to the original issuance of our Convertible Debt Securities in June 2004 and record a $67.6 million OID, which was the amount of the total proceeds of $230 million that was attributable to the convertible equity component of the Convertible Debt Securities. A corresponding amount assigned to the OID was recorded to stockholders’ equity (additional paid-in capital), net of deferred financing costs attributed to the equity component and net of income taxes. The OID is being amortized to book interest expense through June 15, 2011, which is the first date that the Convertible Debt Securities can be put back to us by the holders for cash. As of September 30, 2009 and December 31, 2008, after the retrospective application of the new accounting principle, the liability and equity components of the Convertible Debt Securities were as follows:

	September 30, 2009	December 31, 2008
Liability component:
Principal amount	$170,300	$200,300
Unamortized OID	(14,910)	(24,512)

Net carrying amount	$155,390	$175,788

Equity component (included within additional paid-in capital)	$39,752	$40,649

The effective interest rate of the liability component for all periods presented is 8.0%, and the amount of interest expense recognized for the Convertible Debt Securities is as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Coupon interest (at 2.5%)	$1,064	$1,438	$3,392	$4,313
Amortization of OID	2,017	2,515	6,325	7,396

Total	$3,081	$3,953	$9,717	$11,709

2004 Revolving Credit Facility. Our five-year, $100 million senior secured revolving credit facility with a syndicate of U.S. financial institutions expired in September 2009. We are currently evaluating our options for a new revolving credit facility.

8. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows (in thousands):

January 1, 2009, balance	$103,971
Adjustments related to prior acquisitions	832

September 30, 2009, balance	$104,803

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of September 30, 2009 and December 31, 2008, the carrying values of these assets were as follows (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$155,039	$(120,076)	$34,963	$146,919	$(112,675)	$34,244
Software	51,062	(39,171)	11,891	46,220	(36,385)	9,835

Total	$206,101	$(159,247)	$46,854	$193,139	$(149,060)	$44,079

The total amortization expense related to intangible assets for the third quarter of 2009 and 2008 was $3.2 million and $2.8 million, respectively, and for the nine months ended September 30, 2009 and 2008, was $9.9 million and $12.8 million, respectively. Based on the September 30, 2009 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2009 – $13.7 million; 2010 – $13.9 million; 2011 – $12.2 million; 2012 – $9.1 million; and 2013 – $3.8 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2009, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of September 30, 2009, the indemnification liability was $2.3 million and related principally to indemnifications related to income tax matters. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2009. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

Restatement of Prior Year Financial Statements Due to the Adoption of New Accounting Pronouncements

Effective January 1, 2009, we adopted two new accounting pronouncements: (i) Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” (formerly FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”; and (ii) FASB ASC 260-10, “Earnings Per Share” (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). FASB ASC 470-20 changed the manner in which we account for our Convertible Debt Securities. As a result, we have recorded additional non-cash interest expense in the third quarter and nine months ended September 30, 2009, of $2.0 million and $6.3 million, respectively. FASB ASC 260-10 changed the manner in which we treat share-based payment awards with rights to dividends or dividend equivalents in our calculation of basic and diluted EPS.

Both accounting pronouncements were required to be adopted retrospectively. As a result, we have restated our Condensed Consolidated Balance Sheet as of December 31, 2008, our Condensed Consolidated Statements of Income for the quarter and nine months ended September 30, 2008, and our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008, which includes additional non-cash interest expense of $2.5 million for the quarter and $7.4 million for the nine months ended September 30, 2008, as a result of the adoption of FASB ASC 470-20.

See Note 2 to our Financial Statements for further discussion of our adoption of FASB ASC 470-20 and FASB ASC 260-10.

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

Our proven technology is based on more than 25 years of expertise in serving clients in several complex and highly competitive industries. These clients typically handle a high volume of recurring transactions and complex customer relationships through a growing set of touch points, ranging from call centers, on-line Internet access, emails, text messages, interactive messaging, service technicians, and monthly statements. Our solutions and services are at work behind the scenes of systems that support customer interactions of some of the largest and most innovative service providers in North America. Our heritage is in providing outsourced customer interaction management solutions to the cable and direct broadcast satellite (“DBS”) companies, which represent approximately 87% of both our third quarter 2009 and 2008 revenues. Building upon those years of experience, we have broadened and enhanced our solutions to now serve an increasing number of other industries such as financial services, utilities, telecommunications, healthcare, and home security.

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

Third Quarter Highlights. A summary of our results of operations and other key performance metrics for the third quarter of 2009 is as follows:

•

Our revenues for the third quarter of 2009 were $124.5 million, up 5.6% when compared to $118.0 million for the same period in 2008. Of this increase, nearly three-fourths can be attributed to organic sources, resulting primarily from increasing the penetration of our products and services within our existing client base, with the remaining portion related to the year-over-year impact of the Quaero Corporation (“Quaero”) acquisition on December 31, 2008.

•	Our operating expenses for the third quarter of 2009 were $107.2 million, up 10.7% when compared to $96.8 million for the same period in 2008.

•

Of this increase, approximately one-half can be attributed to our data center transition efforts. During the third quarter of 2009, we incurred $5.2 million of expense related to our efforts to transition our data center services from First Data Corporation (“FDC”) to Infocrossing LLC (“Infocrossing”), a Wipro Limited company (“Data Center Transition Expenses”), which are discussed in further detail below.

•	Approximately one-third of the increase in operating expenses can be attributed to the year-over-year impact of the Quaero business.

•

Operating income for the third quarter of 2009 was $17.3 million (13.9% operating margin percentage), compared to $21.1 million (17.9% operating margin percentage) for the same period in 2008. The decrease in operating income margin between years can be attributed to the impact of the Data Center Transition Expenses, which had a negative impact of 4.1% on our operating margin percentage.

•

Operating income for the third quarter of 2009 includes non-cash charges related to depreciation, amortization of intangible assets, and stock-based compensation expense totaling $11.9 million (pretax impact), or $0.24 per diluted share impact, as compared to non-cash charges for the third quarter of 2008 of $10.3 million (pretax impact), or $0.20 per diluted share.

•

Our diluted earnings per common share from continuing operations for the third quarter of 2009 was $0.29 per diluted share. This compares to $0.34 per diluted share for the third quarter of 2008, with the year-over-year decrease reflective of the lower operating income discussed above.

•

We continue to generate strong cash flows from operations. As of September 30, 2009, we had cash, cash equivalents, and short-term investments of $157.0 million, as compared to $132.9 million as of June 30, 2009 and $141.2 million as of December 31, 2008.

Cash flows from operating activities for the third quarter of 2009 were $37.9 million, compared to $27.6 million for the third quarter of 2008, and $43.6 for the second quarter of 2009. See the “Liquidity” section below for further discussion.

•	During the quarter, we converted approximately 500,000 new customer accounts onto our systems, bringing the total number of customer accounts processed as of September 30, 2009, to 46.1 million.

Significant Client Relationships

Client Concentration. Approximately two-thirds of our total revenues are generated from our four largest clients, which include Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	September 30, 2009	June 30, 2009	September 30, 2008
Comcast	25%	24%	26%
DISH	18%	19%	18%
Time Warner	13%	13%	14%
Charter	9%	9%	8%

The percentages of net billed accounts receivable balances attributable to our largest clients for the indicated periods were as follows:

	As of
	September 30, 2009	December 31, 2008	September 30, 2008
Comcast	29%	30%	30%
DISH	19%	17%	20%
Time Warner	11%	14%	11%
Charter	10%	10%	10%

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

Charter. On February 17, 2009, we entered into a new processing agreement with Charter to expand the use of our solutions supporting Charter’s national video, high-speed data, and telephony footprint through December 31, 2014. Our previous contract with Charter went through December 31, 2012. The new processing agreement contains minimum financial commitments over the life of the agreement. Prior to this new agreement, we provided print and mail solutions to 100% of Charter’s residential customers and customer interaction management solutions to approximately 60% of Charter’s residential customers. Under the new processing agreement, Charter plans to convert its remaining residential customers to our customer interaction management solutions. We began converting these remaining residential customer accounts to our Advanced Convergent Platform (“ACP”) during the third quarter of 2009.

On March 27, 2009, Charter filed its pre-arranged bankruptcy and restructuring plan (the “Plan”) with the U.S. Bankruptcy Court. Subsequently, the U.S. Bankruptcy Court approved Charter’s request, subject to certain terms and conditions, to pay trade creditors, including us, in full for pre- and post-petition invoices payable in the ordinary course of business. On October 15, 2009, the U.S. Bankruptcy Court announced that it would confirm the Plan and issue a confirmation order within the next several weeks. Charter has stated that it expects to emerge from Chapter 11 shortly thereafter.

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

We began our transition efforts to the new Infocrossing data center in the first quarter of 2009, and expect to complete the transition project in the first half of 2010. We are tracking the costs attributable to our decision to change data center service providers in the “Data Center Transition Expenses” line item in our Condensed Consolidated Statement of Income. We consider these costs to be unique and infrequent in nature. These costs relate primarily to our efforts to setup, replicate, transition, and operate the computing environment at Infocrossing, while maintaining and operating the computing environment at the FDC data center. The network and computing environment will be transitioned from FDC to Infocrossing in various planned stages over the project period, requiring us to incur certain costs to operate two separate data centers. This staged and replicated data center approach was designed to mitigate the risk of disruption to our clients during the transition period, but does result in certain cost inefficiencies during the transition period due to such things as redundant data processing costs, accelerated and redundant hardware- and software-related purchases, and costs incurred to maintain communications and data integrity between the two data center locations.

During the third quarter and nine months ended September 30, 2009, we incurred $5.2 million and $9.2 million, respectively, of Data Center Transition Expenses, or approximately $0.10, and $0.18 per diluted share negative impact, respectively. These costs include such things as the following: (i) equipment- and software-related costs (to include depreciation expense of $0.9 million); (ii) data communications and data processing costs; and (iii) labor and third-party consulting fees for the transition team. Additionally, during the nine months ended September 30, 2009, we spent approximately $14 million on capital expenditures related to network and computer equipment needed to set up and replicate the computing environment at the new Infocrossing data center location.

For the full year 2009, we estimate that the Data Center Transition Expenses will be approximately $15 million to $16 million, or approximately $0.30 per diluted share negative impact, and are expected to have a negative impact of approximately $8 million on our 2009 cash flows from operations. Additionally, we expect our 2009 capital expenditures related to the data center transition to be approximately $20 million. These amounts are based on the best available estimates at this time and may fluctuate up or down as we continue to execute on our transition plan.

The Infocrossing agreement is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Cost of processing and related services	$917	$897	$2,748	$2,572
Cost of software, maintenance and services	233	136	675	464
Research and development	415	436	1,242	1,222
Selling, general and administrative	1,670	1,571	4,808	4,350

Total stock-based compensation expense	$3,235	$3,040	$9,473	$8,608

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

Results of Operations

Total Revenues. Total revenues for the: (i) third quarter of 2009 increased 5.6% to $124.5 million, from $118.0 million for the third quarter of 2008; and (ii) nine months ended September 30, 2009 increased 7.0% to $372.9 million, from $348.4 million for the nine months ended September 30, 2008.

•	Approximately three-fourths of the third quarter increase in revenues can be attributed to organic growth factors, with the remaining portion attributed to the timing of the Quaero acquisition.

•

Approximately 40% of the year-to-date increase in revenues can be attributed to organic growth factors, with the remaining portion attributed to the year-over-year impact of the timing of our 2008 acquisitions: DataProse, Inc. (“DataProse”) on April 30, 2008 and Quaero (collectively, the “Acquired Businesses”).

The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) third quarter of 2009 increased 5.1% to $116.3 million, from $110.6 million for the third quarter of 2008; and (ii) nine months ended September 30, 2009 increased 6.7% to $345.9 million, from $324.1 million for the nine months ended September 30, 2008.

•

The quarterly increase in processing and related services revenues can be almost entirely attributed to organic growth resulting from: (i) increased utilization of new and existing products by our clients, to include such things as color print and various ancillary customer care solutions, and (ii) conversions of customer accounts onto our solutions.

•

Approximately one-half of the year-to-date increase in processing and related services revenues between periods relates to the year-over-year impact of the Acquired Businesses, with the remaining portion attributed to organic growth.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets (reflected as a reduction of processing and related services revenues) for the: (i) third quarter of 2009 and 2008 was $1.0 million; and (ii) nine months ended September 30, 2009 and 2008 was $3.0 million and $8.2 million, respectively. The decrease in amortization expense between periods is due to the change in the useful life of the Comcast client contract intangible asset as a result of the extension of the contractual arrangement with Comcast, effective July 1, 2008.

•

Total customer accounts processed on our solutions as of September 30, 2009, were 46.1 million, compared to 45.4 million as of September 30, 2008 and June 30, 2009. During the third quarter of 2009, we converted 0.5 million customer accounts onto our solutions. Additionally, we converted 0.7 million customer accounts subsequent to September 30, 2009, and we expect to convert approximately 2 million additional customer accounts onto our solutions through the first half of 2010 as a result of the new Charter agreement, discussed above, and other various clients deciding to consolidate their business operations onto our solutions.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) third quarter of 2009 increased 11.9% to $8.3 million, from $7.4 million for the third quarter of 2008; and (ii) nine months ended September 30, 2009 increased 11.0% to $27.1 million, from $24.4 million for the nine months ended September 30, 2008.

•

The quarterly increase in software, maintenance and services revenues can be attributed to the revenues generated from the Quaero business (as a portion of Quaero’s revenues fall within the professional services revenues classification).

•

The increase between the nine months ended September 30, 2009 and September 30, 2008 is due to the additional revenues generated in 2009 from the Quaero acquisition. This increase is partially offset by lower professional services in other areas of our business, as a result of the timing and type of work our professional services team have been engaged in (e.g., set-up/implementation efforts which require the fees be deferred upfront and recognized over the life of the services agreement).

Cost of Revenues. See our 2008 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) third quarter of 2009 decreased 1.0% to $57.9 million, from $58.5 million for the third quarter of 2008; and (ii) nine months ended September 30, 2009 increased 4.7% to $175.3 million, from $167.5 million for the nine months ended September 30, 2008. The year-to-date increase in cost of processing and related services can be attributed to the impact of the Acquired Businesses (as all of DataProse costs of revenues and a portion of Quaero’s cost of revenues fall within this expense classification).

Total processing and related services cost of revenues as a percentage of our processing and related services revenues for the: (i) third quarter of 2009 and 2008 was 49.8% and 52.9%, respectively; and (ii) nine months ended September 30, 2009 was 50.7% and 51.7%, respectively. The decreases in processing related services cost of revenues as a percentage of our processing and related services revenues is attributed to the change in mix of these revenues and expenses between periods.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) third quarter of 2009 increased 47.8% to $6.6 million, from $4.4 million for the third quarter of 2008; and (ii) nine months ended September 30, 2009 increased 35.2% to $19.5 million, from $14.4 million for the nine months ended September 30, 2008. These increases are almost entirely attributed to increases in employee-related costs as a result of the Quaero acquisition.

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the: (i) third quarter of 2009 and 2008 was 79.4% and 60.1%, respectively; and (ii) nine months ended September 30, 2009 was 72.1% and 59.2%, respectively. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of solutions. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software and maintenance, professional services as a percentage of our software, maintenance and services revenues will likely occur between periods.

R&D Expense. R&D expense for the: (i) third quarter of 2009 increased 6.2% to $17.8 million, from $16.8 million for the third quarter of 2008; and (ii) nine months ended September 30, 2009 increased 5.7% to $52.5 million, from $49.7 million for the nine months ended September 30, 2008. As a percentage of total revenues, R&D expense was 14.3% for the third quarter of 2009, relatively consistent with the 14.2% for the third quarter of 2008. We did not capitalize any internal software development costs during the third quarter or nine months ended September 30, 2009 and 2008.

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

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) third quarter of 2009 increased 18.6% to $15.1 million, from $12.7 million for the third quarter of 2008; and (ii) nine months ended September 30, 2009 increased 14.3% to $43.9 million, from $38.4 million for the nine months ended September 30, 2008. These increases in SG&A expense reflect the impact of the sales and marketing costs of the Acquired Businesses. As a percentage of total revenues, SG&A expense was 12.1% for the third quarter of 2009, compared to 10.8% for the third quarter of 2008. For the second quarter of 2009, SG&A expense as a percentage of total revenues was 12.0%.

Data Center Transition Expenses. As discussed above, during the first quarter of 2009, we began transitioning our outsourced data center services from FDC to Infocrossing, and as a result, have incurred $5.2 million and $9.2 million of expense during the quarter and nine months ended September 30, 2009, which includes $0.9 million of depreciation expense related to these efforts, which is included in the Data Center Transition Expenses line item in the Condensed Consolidated Statements of Income.

Depreciation Expense. Depreciation expense for the: (i) third quarter of 2009 increased 4.8% to $4.7 million, from $4.5 million for the third quarter of 2008; and (ii) nine months ended September 30, 2009 increased 14.1% to $13.8 million, from $12.1 million for the nine months ended September 30, 2008. The increase in depreciation expense is reflective of the increased capital expenditures we have made, to include our investments in color print technologies and the acquired property and equipment from our acquisition activities. Depreciation expense for all property and equipment, with the exception of the depreciation expense that is included as part of the Data Center Transition Expenses, is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.

Operating Income. Operating income and operating income margin for the: (i) third quarter of 2009 was $17.3 million, or 13.9% of total revenues, compared to $21.1 million, or 17.9% of total revenues for the third quarter of 2008; and (ii) nine months ended September 30, 2009 was $58.5 million, or 15.7% of total revenues, compared to $66.3 million, or 19.0% of total revenues for the nine months ended September 30, 2008. The decrease in operating income and the operating income margin between years can be attributed to the Data Center Transition Expenses, which had a negative impact of 4.1% and 2.5%, respectively, on our operating margin percentage for the quarter and nine months ended September 30, 2009.

At this time, we expect our operating income margin to trend down during the fourth quarter of 2009, with our full year 2009 operating margin percentage expected to be approximately 15%. This operating margin percentage is negatively impacted by approximately three percentage points as a result of the estimated $15 million to $16 million of Data Center Transition Expenses expected to be incurred in 2009.

Total non-cash charges related to depreciation, amortization of intangible assets, and stock-based compensation expense included in the determination of operating income for the: (i) third quarter of 2009 and 2008 were $11.9 million and $10.3 million, respectively; and (ii) nine months ended September 30, 2009 and 2008 were $34.0 million and $33.5 million, respectively.

Interest Expense. Interest expense for the: (i) third quarter of 2009 decreased 27.4% to $1.4 million, from $1.9 million for the third quarter of 2008; and (ii) nine months ended September 30, 2009 decreased 20.0% to $4.4 million from $5.5 million for the nine months ended September 30, 2008. These decreases are attributed to a lower debt balance in 2009, as a result of the repurchases we have made of our Convertible Debt Securities during the first and second quarter of 2009 and the fourth quarter of 2008 (see Note 7).

Amortization of Original Issue Discount. The amortization of original issue discount relates to our Convertible Debt Securities. See Notes 2 and 7 to our Financial Statements for a discussion of our adoption of FASB ASC 470-20, “Debt with Conversion and Other Options”, effective January 1, 2009, and the corresponding retrospective impact of such adoption on our interest expense.

Interest and Investment Income, net. Interest and investment income, net for the: (i) third quarter of 2009 decreased 82.0% to $0.2 million, from $1.2 million for the third quarter of 2008; and (ii) nine months ended September 30, 2009 decreased 73.0% to $1.1 million from $3.9 million for the nine months ended September 30, 2008. These decreases are due to an overall decrease in the rate of return realized on investments between periods due to a deterioration in the interest rate environment.

Income Tax Provision. The effective income tax rates for the: (i) third quarter of 2009 and 2008 were 30% and 33%, respectively; and (ii) nine months ended September 30, 2009 and 2008 were 34% and 35%, respectively. The lower effective income tax rate for the third quarter of 2009 is due to the recognition of certain income tax benefits and adjustments to certain tax reserves during the quarter, realized in conjunction with the filing of our 2008 tax return and the closing of certain tax years. This lower rate provided a $0.03 per share benefit to our earnings per share for the quarter. At this time, we estimate that our overall effective income tax rate for the full year 2009 will be approximately 34%.

Liquidity

Cash and Liquidity

As of September 30, 2009, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $157.0 million, compared to $141.2 million as of December 31, 2008. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to essentially all of our cash, cash equivalents, and short-term investment balances.

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

Our net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2008:
March 31	$31,538	$(10,686)	$20,852
June 30	28,225	19,052	47,277
September 30	30,440	(2,881)	27,559
December 31	24,558	(5,599)	18,959
2009:
March 31	$30,449	$(14,436)	$16,013
June 30	29,658	13,895	43,553
September 30	30,593	7,289	37,882

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

Significant fluctuations in the balances of key operating assets and liabilities between September 30, 2009, and December 31, 2008, that impacted our cash flows from operating activities, are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2008:
March 31	$126,062	$(1,476)	$124,586	59
June 30	107,226	(1,557)	105,669	59
September 30	109,490	(1,594)	107,896	55
December 31	123,277	(2,999)	120,278	56
2009:
March 31	133,041	(2,831)	130,210	58
June 30	112,612	(2,148)	110,464	58
September 30	114,403	(2,079)	112,324	54

The changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

Income Taxes Receivable/Payable

As of September 30, 2009, we had current income taxes receivable of $4.4 million, as compared to current income taxes payable of $4.3 million as of December 31, 2008. This $8.7 million change is a result of us paying our remaining estimated 2008 current income taxes liability in the first quarter of 2009, and our year-to-date estimated income tax payments related to the 2009 tax year exceeding our year-to-date estimated 2009 current income tax expense.

Non-current Deferred Income Tax Liabilities

Non-current deferred income tax liabilities increased $16.7 million, from $20.3 million as of December 31, 2008, to $37.0 million as of September 30, 2009, primarily as a result of: (i) the timing differences for depreciable and amortizable assets; (ii) the utilization of net operating loss (NOL) carryforwards; and (iii) the increase in deferred tax liabilities related to our Convertible Debt Securities.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. During the nine months ended September 30, 2009, our cash flows from investing activities also included cash payments related to our prior year acquisition activities, discussed in further detail in Note 6 to our Financial Statements.

Purchases/Sales of Short-term Investments. During the nine months ended September 30, 2009 and 2008, we purchased $42.0 million and $57.3 million, respectively, and sold (or had mature) $63.8 million and $22.2 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the nine months ended September 30, 2009 and 2008, for property and equipment, and investments in client contracts were as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Property and equipment	$34,476	$19,539
Client contracts	7,244	3,277

Of the $34.5 million spent on capital expenditures during the nine months ended September 30, 2009, approximately $14 million was related to our data center transition efforts. The remaining expenditures consisted principally of: (i) investments in new color print technologies; and (ii) computer hardware, software, and related equipment.

The investments in client contracts for the first nine months of 2009 and 2008 relate to client incentive payments ($3.1 million and $1.8 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($4.1 million and $1.5 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our Convertible Debt Securities.

Repurchase of Common Stock. During the first nine months of 2009 we repurchased 250,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $3.8 million. We made no comparable share repurchases during the first nine months of 2008. In addition, outside of our Stock Repurchase Program, during the first nine months of 2009 and 2008, we repurchased from our employees and then cancelled approximately 192,000 shares and 133,000 shares of our common stock for $2.7 million and $1.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Repurchase of Convertible Debt Securities. During the first nine months of 2009, we repurchased $30.0 million (par value) of our Convertible Debt Securities for $26.7 million. We made no comparable debt repurchases during the first nine months of 2008.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•	Cash, Cash Equivalents and Short-term Investments. As of September 30, 2009, we had cash, cash equivalents, and short-term investments of $157.0 million.

•	Operating Cash Flows. As described in the “Liquidity” section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities.

•

Revolving Credit Facility. Our five-year, $100 million senior secured revolving credit facility with a syndicate of U.S. financial institutions expired in September 2009. We are currently evaluating our options for a new revolving credit facility. We historically have not relied on our revolving credit facility as a critical source of liquidity.

Uses of Capital Resources. Below are the key items to consider in assessing our uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past. During the nine months ended September 30, 2009, we repurchased 250,000 shares of our common stock for $3.8 million (weighted-average price of $15.13 per share). As of September 30, 2009, we have remaining 5.7 million shares authorized for repurchase under our Stock Repurchase Program, but have made no commitments to repurchase those shares in the future.

•

Acquisitions. We have made five acquisitions in the last three years. Besides the cash paid at the date the acquisition closes, some acquisitions included the payment of additional cash related to contingent purchase price payments. As discussed in Note 6 to our Financial Statements, in the future, we could potentially be paying up to $3.0 million in contingent purchase price payments related to 2009 in connection with the Prairie Interactive Messaging, Inc. acquisition, and up to $2.5 million in contingent purchase price payments related to 2009 and 2010 in connection with the Quaero Corporation acquisition.

•

Capital Expenditures. During the nine months ended September 30, 2009, we spent $34.5 million on capital expenditures. At this time, we expect our 2009 capital expenditures to be approximately $40 - $45 million, with approximately $20 million related to our data center transition efforts, as discussed earlier. The remainder of our expected capital expenditures will consist principally of hardware and software infrastructure to support our clients’ expanding business needs, and statement production equipment to continue to offer enhanced functionalities to our clients.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the nine months ended September 30, 2009, we provided client incentives of $3.2 million. As of September 30, 2009, we have made commitments for investments in client contracts which are payable by us only upon the successful conversion of certain additional customers to our processing solutions.

•

Long-Term Debt. Our Convertible Debt Securities are callable by us for cash, on or after June 20, 2011, at a redemption price equal to 100% of the par value of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, as defined in the Convertible Debt Securities bond indenture, at a repurchase price equal to 100% of the par value of the Convertible Debt Securities, plus any accrued interest. The Convertible Debt Securities are also convertible under specified conditions. Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the $170.3 million par value of the Convertible Debt Securities; and (ii) to the extent our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. During the next twelve months, there are no call or put options available, and we do not expect the occurrence of any conversion triggers. As a result, in the near-term and based upon the September 30, 2009 par value, we expect our required debt service cash outlay related to the Convertible Debt Securities to be limited to annual interest payments of $4.3 million.

We did not repurchase any of our Convertible Debt Securities during the third quarter of 2009. As noted above, during the nine months ended September 30, 2009, we voluntarily repurchased $30.0 million (par value) of our Convertible Debt Securities for $26.7 million. This represents a weighted-average price of approximately 88% of par value for the bonds we repurchased, and represents a pre-tax yield to us of approximately 8.5%, assuming these bonds were to be retired at the first put or call date in June 2011. We will continue to track and evaluate the trading activity and valuations around our Convertible Debt Securities for possible future buying opportunities.

In summary, we expect to continue to make material investments in client contracts, capital equipment, and R&D. We expect to continue to evaluate the possibility of debt and equity repurchases in the future. In addition, as part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that our current cash and short-term investments balance, together with cash expected to be generated from future operating activities, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We also believe we could obtain additional capital through other debt sources, to include the possibility of entering into a revolving credit facility, which may be available to us if deemed appropriate.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of original issue discount and deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for the nine months ended September 30, 2009 was 4.67:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in our 2008 10-K, we are exposed to market risks related to changes in interest rates, and fluctuations and changes in the market value of our short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Market Risk Related to Long-Term Debt. We are exposed to interest rate risk related to long-term debt from our Convertible Debt Securities.

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

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of September 30, 2009, and December 31, 2008 were $121.3 million and $83.9 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2009 and December 31, 2008 were $35.7 million and $57.3 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

The North American communications industry has experienced significant consolidation over the last several years, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our revenues are generated from a limited number of clients, with approximately two-thirds of our revenues being generated from our four largest clients, which are (in order of size) Comcast, DISH, Time Warner, and Charter. See the Significant Client Relationships section of MD&A in our 2008 10-K for key renewal dates and a brief summary of our business relationship with these clients.

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

Our industry is highly competitive, and the possibility that a major client may move all or a portion of its customers to a competitor has increased. While our clients may incur some costs in switching to our competitors, they may do so for a variety of reasons, including: (i) for reasons associated with price; (ii) if we do not provide satisfactory solutions; or (iii) if we do not maintain favorable relationships.

The Delivery of Our Solutions is Dependent on a Variety of Computing Environments and Communications Networks Which May Not Be Available or May Be Subject to Security Attacks.

Our solutions are generally delivered through a variety of computing environments operated by us, which we will collectively refer to herein as “Systems.” We provide such computing environments through both outsourced arrangements, such as our current data processing arrangements with FDC and Infocrossing, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our solutions are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the high availability and uncompromised security of our Networks and Systems to conduct their business operations.

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

We May Not Be Able to Respond to Rapid Technological Changes.

The market for customer interaction management solutions, such as customer care and billing solutions, is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon: (i) our ability to continuously adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our clients, without sacrificing the reliability or quality of the solutions; and (ii) the integration of our recently acquired technologies such as interactive messaging and customer intelligence with ACP, as well as creating an integrated suite of customer interaction management solutions that also include e-care and printing/mailing capabilities, which are portable to new verticals such as financial services, utilities, healthcare, and home security. In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Attempts to meet these demands subjects our R&D efforts to greater risks.

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

We May Not Be Able to Efficiently and Effectively Implement New Solutions or Convert Clients on to Our Solutions.

Our continued growth plans include the implementation of new solutions, as well as converting both new and existing clients to our solutions. In particular, during the third quarter of 2009, we began the process of converting over three million new customer accounts onto our ACP platform, which represents an approximate eight percent increase over the recent level of customer accounts processed on our solutions. We anticipate the completion of these conversions in the first half of 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the third quarter of 2009 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[2]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[1]
July 1 – July 31	6,354	$14.08	—	5,704,096
August 1 – August 31	12,992	15.96	—	5,704,096
September 1 – September 30	3,163	15.40	—	5,704,096

Total	22,509	$15.35	—

[1]	Our Board of Directors have authorized us to repurchase up to 35 million shares of our common stock under the Stock Repurchase Program. The Stock Repurchase Program does not have an expiration date.
[2]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2009

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