Form 10-K
period 2009-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2010-02-23
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

YES  ☐    NO  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2009 was $453,710,942.

Shares of common stock outstanding at February 19, 2010: 35,649,050

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed on or prior to April 30, 2010, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2009 FORM 10-K

PART I

Item 1.	Business

Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) was formed in October 1994 and acquired all of the outstanding stock of CSG Systems, Inc. (formerly Cable Services Group, Inc.) from First Data Corporation (“FDC”) in November 1994. CSG Systems, Inc. had been a subsidiary or division of FDC from 1982 until this acquisition.

We are a leading provider of customer interaction management solutions to the North American market. We provide fully outsourced customer care and billing solutions to the cable and direct broadcast satellite (“DBS”) industry that combine the reliability and high-volume transaction processing capabilities of an enterprise server platform with the flexibility of client/server architecture. In addition to these critical business support services that we provide to our clients, our Intelligent Customer Communications solutions facilitate effective interactions between our clients and their end customers through various touch points, including electronic communication channels such as the Internet, interactive communications channels such as voice and text messaging, and through enhanced print communications.

Our broad suite of solutions help our clients improve their profitability by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions. Our solutions help our clients maximize the value and minimize the costs associated with their customer interactions by:

•	Targeting and acquiring the right customers through the most effective communications channels;

•	Analyzing customer purchasing and interaction patterns and other data to offer new products and services in relevant and meaningful packages;

•	Managing the critical back office processes required to offer, deploy, service, and bill customer orders and requests more efficiently;

•	Empowering our clients’ workforce with the tools and the information required for them to improve customer satisfaction and retention through informed and efficient interactions;

•

Improving the communications between our clients and their end customers by providing meaningful, relevant, and targeted messages via the desired communication vehicle, whether that be electronic or print; and

•	Improving efficiencies by streamlining all operations through a customer-centric focus.

Our proven approach and solutions are based on more than 25 years of experience in serving clients in the communications industry (primarily cable and DBS providers) as their businesses evolved from a single product offering, high volume, recurring model to a highly complex, highly competitive, multi-product service offering. Our approach has centered on using the best technology for the various functions required to provide a world-class scalable solution.

Recently, we have broadened and enhanced our Intelligent Customer Communication solutions to not only increase our capabilities to our existing clients, but to also expand these services into new industries, including utilities, healthcare, home security, financial services, and content distribution. These are industries where companies require solutions that foster relevant interactions with customers that result in increased customer satisfaction and revenues. This approach has helped us to diversify our revenue base. During 2009, 85% of our revenues came from the communications industry, whereas three years ago, nearly all of our revenues came from the communications industry. The shift in revenue mix has primarily been achieved through acquisitions, which has expanded the capabilities of our Intelligent Customer Communications solutions, and provided us new markets to penetrate.

Our solutions are delivered and supported by an experienced and dedicated workforce of more than 2,000 employees. Our principal executive offices are located at 9555 Maroon Circle, Englewood, Colorado 80112, and the telephone number at that address is (303) 200-2000. Our common stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CSGS”. We are a S&P SmallCap 600 company.

Industry Overview

Background. We provide customer interaction management solutions to clients in several complex and highly competitive industries. These clients typically handle a high volume of recurring transactions and customer relationships, through a growing set of touch points. Our solutions coordinate and manage many aspects of a service provider’s customer interactions, from the initial activation of customer accounts, to the support of various service activities, and through the presentment, collection and accounts receivables management of monthly customer statements. While our heritage is in serving the North American communications markets, we have broadened and enhanced our solutions to extend our business to a growing number of other industries including utilities, healthcare, home security, financial services, and content distribution.

Market Conditions of Communications Industry. Over the past decade, the North American communications industry has experienced significant consolidation and increased competition among service providers, with the possibility of further consolidation. Market consolidation has resulted in a fewer number of service providers, many of which in turn have massive scale and can deliver a total communications package. Also, through significant plant and network upgrades, service providers are focusing their attention on new revenue and growth opportunities. New competitors, new technologies, and unique partnerships are forcing traditional service providers to be more creative in their approaches to rolling out new products and services, and enhancing the customer experience. These new competitors and new technologies have created a disintermediation in the marketplace, enabling the consumer to now receive content on a variety of different devices, over different networks at anytime. While this development poses challenges to traditional service providers, it also provides us with an opportunity to service the customer interaction needs of the evolving market.

As the lines of distinction between services and providers continue to blur, and competition for the same consumer increases between the traditional cable, wireless, and telecom provider, more emphasis is being placed on providing a superior customer experience. This experience includes the types of content and products operators offer as well as how every interaction between the operator and the consumer is handled. Our ability to facilitate our clients’ offerings of world-class products and services is dependent upon our continual enhancement of our existing solutions and the introduction of new solutions that meet their business needs. As a result, we historically have invested a significant amount of our revenues in research and development (“R&D”) annually and have acquired companies that have enabled us to expand our offerings in a more timely and efficient manner.

Overall, these factors drive the demand for scalable, flexible, and cost-efficient customer interaction management solutions, which we believe will provide us with revenue opportunities. While we recognize that operators may choose to develop their own internal solutions or utilize a competitor’s solution, we believe that our scalable, modular and flexible solutions provide the industry with proven solutions to improve their profitability and customer experiences.

General Market Conditions. Over the past few years, the U.S. has experienced a significant economic downturn and difficulties within the financial and credit markets. The timing, duration, and degree of an economic turnaround are uncertain and thus, these adverse economic conditions may continue into the foreseeable future. The possible adverse impacts to companies during these times include a reduction in revenues, decreasing profits and cash flows, distressed or default debt conditions, and/or difficulties in obtaining necessary operating capital.

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

We believe that our recurring revenue and predictable cash flow business model, our sufficient sources of liquidity, and our stable capital structure lessen the risk of a significant negative impact to our business as a result of the current economic conditions. Also, our business model has certain economic advantages to our clients since it generally requires a lower initial capital investment, thus, allowing clients to utilize our advanced, integrated product offerings on a pay-as-you-grow basis. Additionally, we believe our key clients have business models that have historically performed well, as compared to other industries, in down economic conditions. However, there can be no assurances regarding the performance of our business, and the potential impact to our clients and key vendors, resulting from the current or future economic conditions.

Business Strategy

Our business strategy is designed to achieve growth of revenues and profitability. The key elements of our business strategy include the following items:

Grow Our Business Within Our Core Communications Industry. A large percentage of our revenues are generated from our core communications industry clients (primarily cable and DBS providers). To grow our business in this market, we look to grow the number of customer accounts processed on our solutions, and increase the penetration of our solutions within our current clients.

While market share gains are difficult to achieve, we have a proven record of success in gaining market share. In 1994, we were only processing approximately 16 million customer accounts on our solutions. Today, we process over 48 million customer accounts on our solutions. During 2009, we converted approximately three million customer accounts off of competitors’ systems and onto our next generation ACP customer care and billing solution, allowing us to increase the number of customers on our solution by approximately 7% over the previous year end. While this was a significant market share win, such gains are infrequent because of the business criticality, complexity, and interdependencies of the various computing and network environments impacted when a service provider changes their customer care and billing system. However, these same factors result in the stickiness of our solutions within our clients’ business, creating a competitive advantage for us as the incumbent provider of such services within our existing client base.

Our goal is to increase the penetration of our solutions within our current clients by enabling our clients to achieve both their short-term and long-term business objectives. As our clients continue to introduce new products and services to their consumers, we benefit by helping our clients monetize those services and interactions. As our clients add new lines of business such as voice over IP, high-speed-data, TV Everywhere, WiMax, commercial services, and others, we are an integral part of helping identify, acquire, service, and bill those customers. As our clients grow, our opportunities to provide additional solutions to our clients grows as well.

In order to help our clients grow, we provide a complete suite of fully-integrated customer interaction management solutions and services that complement our customer care and billing, and Intelligent Customer Communications solutions. While our primary value proposition to our clients is the breadth and depth of this integrated offering, we are evolving many of our product solutions to be more modular-based to allow clients to utilize certain of our products as independent point solutions.

Our advanced products and services enable and automate various aspects of a service provider’s customer interactions, ranging from call centers, on-line Internet access, emails, text messages, interactive messaging, kiosks, service technicians, and monthly statements. Our products are designed to help our clients solve their ever-changing customer interaction business needs as they arise. As our clients’ businesses have become much more complex, with an increasingly diverse portfolio of service offerings, we have seen an increase in demand for our ancillary products and services.

As our clients deploy more of our products and services into their operations, we increase our value to, and thereby our stickiness with, our clients. The broader our footprint, the more we develop a greater understanding of our clients’ businesses and the tools necessary for them to remain competitive and profitable. This approach has led to us maintaining very long-term relationships with our clients.

Grow Our Relationships with Providers in New Vertical Markets. As discussed above, a large percentage of our revenues are derived from the North American cable and DBS markets. However, over the past few years, through acquisitions and organic expansion of our solutions, we have increasingly broadened the markets we serve, with approximately 15% of our 2009 revenues being generated outside our core North American cable and DBS markets. Similar to the cable and DBS markets, numerous other industries, such as utilities, healthcare, home security, financial services, and content distribution markets, have specific business needs directed towards improving interactions and monetizing transactions with customers. We believe that by continuing to pursue the development of our customer interaction management solutions, we have the opportunity to further expand our solution footprint and increase our addressable markets and revenue opportunities.

In order to grow our relationships with our core communications clients or clients in new markets, two key strategies are required:

•

Continue Technology Leadership. We believe that our product technology and integrated suite of software solutions gives communications service providers a competitive advantage. Our continuing investment in R&D is designed to position us to meet the growing and evolving needs of existing and potential clients. Over the last five years, we have invested approximately $276 million, or approximately 13% of our total revenues, into R&D.

•

Enhance Growth Through Focused Acquisitions. We follow a disciplined approach in acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts and provide complementary products and services to our North American communications clients, and/or provide access to new markets and clients. Our acquisition strategy focuses on extending our solution capabilities that have relevance to our core communications market, while also providing us opportunities to extend our solution capabilities and penetration with new clients, and within new markets.

Improve Profitability. Finally, we continue to seek new ways to grow our profitability, and believe that various initiatives underway will help us expand our operating margins over time, such as the scale benefits from adding new subscribers to our solutions, increasing the utilization of new solutions, expanding our footprint within our client base, improving operational performance of recently acquired businesses, and various cost savings and efficiency efforts, such as moving to a new data center and improving our development and delivery methodologies.

In summary, our R&D initiatives and recent acquisitions have enhanced our capabilities to assist our clients to grow and improve their business operations, enabling us to grow our business with new and existing clients. We have continually shown our commitment to deliver solutions and services to our clients with the highest level of performance and functionality; and with our continued investment in R&D and acquisition activities, we believe we will continue to find ways to solve our clients’ business challenges and provide them with a competitive advantage. While continuing to strive to provide superior solutions and services to our existing clients, we will also continue to focus on growing and diversifying our business and finding new ways to further expand our footprint in new vertical markets we have entered with our recent acquisitions.

Description of Business

Key Clients. We work with the leading cable and DBS providers located in the U.S. and Canada. A partial list of those service providers as of December 31, 2009 is included below:

Charter Communications, Inc. (“Charter”)	DISH Network Corporation (“DISH”)
Comcast Corporation (“Comcast”)	Mediacom Communications
Cox Communications	Time Warner, Inc. (“Time Warner”)

The North American communications industry has experienced significant consolidation over the past decade, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our historical revenues have been generated from our four largest clients, which are Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for 2009 and 2008:

	2009	2008
Comcast	24%	27%
DISH	18%	18%
Time Warner	13%	14%
Charter	9%	8%

See our Note 4 to our Consolidated Financial Statements for additional information regarding our business relationships with these key clients.

Research and Development. Our clients are facing competition from new entrants, and at the same time, are deploying new services at a fast pace, dramatically increasing the complexity of their business operations. Therefore, we continue to invest heavily in R&D to ensure that we stay ahead of our clients’ needs and advance our clients’ businesses as well as our own. We recognize these challenges and believe our value proposition is to provide solutions that help our clients ensure that each customer interaction is an opportunity to create value and deepen the business relationship. As a result of our R&D efforts, we have not only broadened our footprint within our client base with many new innovative product offerings, but have also found traction in penetrating new markets with portions of our suite of customer interaction management solutions.

Our total R&D expenses were $70.1 million and $67.3 million, respectively, for 2009 and 2008, or approximately 14% of total revenues in each year. In the near term, we expect that the percentage of our total revenues to be spent on R&D to be relatively consistent with that of 2009 and 2008, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

There are certain inherent risks associated with significant technological innovations. Some of these risks are described in this report in our Risk Factors section below.

Products and Services. Our primary product offerings include our core customer care and billing solution, ACP, and related services and software products, to include our Intelligent Customer Communications solutions. A background in high-volume transaction processing and statement production, complemented with world-class applications software, allows us to offer one of the most comprehensive, flexible, pre-integrated products and services solutions to the communications market.

We believe this pre-integrated approach and outsourced delivery model allows our clients to bring new product offerings to market quickly and provide high-quality customer service in a cost effective manner. While our primary value proposition to our clients is the breadth and depth of this integrated offering, we are evolving many of our product solutions to be more modular-based to allow clients to utilize certain of our products as independent point solutions.

We license certain software products (e.g., ACSR, Workforce Express, etc.) and provide our professional services principally to our existing base of customer care and billing clients to enhance the core functionality of ACP, increase the efficiency and productivity of our clients’ operations, and allow clients to effectively roll out new products, such as high-speed-data, telephony, and commercial services, to new and existing markets.

Historically, a substantial percentage of our total revenues have been generated from our ACP processing, Intelligent Customer Communications, and related software products. These products and services are expected to provide a substantial percentage of our total revenues in the foreseeable future as well.

During 2004, we completed a significant architectural upgrade to ACP, and related services and software products. We continue to evolve ACP, both functionally and architecturally, in response to market demands that our solutions have certain functional features and capabilities, as well as architectural flexibilities (such as service oriented architecture, or SOA). This evolution will result in the modularization of certain functionalities that historically has been tightly integrated with our solution suite, which will allow us to respond more quickly to required changes to our solutions and provide greater interoperability with other computer systems. Although our primary value proposition to our clients will continue to be the breadth and depth of our integrated solution, these R&D efforts allow us to separate certain software components so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, including the use of certain products across non-CSG customer care and billing solutions.

Business Acquisitions. As noted above, our strategy includes acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts, provide complementary products and services, increase market share, and/or provide access to new markets and clients. Consistent with this strategy, we have acquired the following businesses over the last four years:

Telution. As part of our product evolution strategy, we acquired Telution, Inc. (“Telution”) in March of 2006 to further expand the capabilities around our ACP platform. Our recent R&D efforts include the integration of these acquired technologies into our solution set. In particular, the acquired software assets are an integral part of the new functionality that has been added to our ACP platform since the acquisition.

In addition, the Telution product set is a component of our Content Direct solution which delivers an operating platform, partner ecosystem, and business model that helps content creators, aggregators, programmers, distributors and advertisers promote and extend their brand; monetize video content over the Internet in multiple ways; and engage consumers through increased interactivity and social networks.

ComTec. In July of 2007, we acquired ComTec, Inc. (“ComTec”), to expand our Intelligent Customer Communications footprint and capabilities. With this acquisition, we added enhanced statement production and electronic statement presentation hardware and software technologies. These technologies, which include extensive highlight color and cut-sheet printing capabilities, have accelerated our ability to offer enhanced functionality to existing and prospective customers. In addition, the acquisition increased our presence in our core cable and DBS markets, while also providing an established customer base in new industry verticals such as utilities, healthcare, home security, and financial services markets.

Prairie. In August of 2007, we acquired Prairie Voice Services, Inc. (“Prairie”). This business, which was renamed CSG Interactive Messaging, Inc., extends our suite of products and solutions that help our clients maximize the value of their interactions with their customers. Prairie provides inbound and outbound automated voice, text/SMS, email, and fax messaging services to manage workforce communications, collections, lead generation, automated order capture, service outage notifications, and other key business functions. We acquired Prairie to extend our capabilities within our core cable and DBS markets, while also providing an established customer base in new industry verticals such as financial services and telecommunications.

DataProse. In April of 2008, we acquired DataProse, Inc., (“DataProse”) to further our objective of helping our clients maximize every customer interaction by both strengthening and broadening our portfolio of print solutions capabilities. DataProse enhances our suite of advanced, turnkey solutions for personalized statement presentment in both paper and electronic formats, and adds extensive expertise in direct mail marketing services, including database management and market segmentation. Additionally, this acquisition has allowed us to diversify our client base into the utilities, financial services, and telecommunications markets, and add clients in the non-profit sectors of healthcare and higher education.

Quaero. In December of 2008, we acquired Quaero Corporation, a marketing services provider with expertise in customer strategy, analytics, and marketing performance management. This acquisition broadens our solution suite with powerful customer intelligence capabilities that will further assist our clients in maximizing the value of their customer interactions. We plan to enhance these client relationships by broadening Quaero’s strategic marketing offerings with our customer interaction management solutions such as our marketing services, interactive messaging, and e-communications. In addition, we plan to integrate Quaero’s capabilities with our existing customer interaction management solution suite, most notably for our cable and DBS clients. The combined customer intelligence solution will allow our clients to utilize key data from our billing system and other external data feeds to profile and predict customer profitability and behavior. The Quaero acquisition has also allowed us to further diversify our revenue base and extend our reach into new industry verticals including financial services, pharmaceutical/healthcare, media/publishing, travel/hospitality, consumer, and high tech.

Data Center Processing Facility. We outsource to FDC the data processing and related computer services required for the operation of our processing services. Our ACP proprietary software and other software applications are run in FDC’s facility to obtain the necessary enterprise server computer capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the FDC facility through a combination of private and commercially-provided networks. Our contract with FDC was scheduled to expire at the end of June 2010, but was recently amended to provide us options to continue the use of certain FDC data center services through December 31, 2010. We have a business continuity plan as part of our agreement with FDC should the FDC data processing center suffer an extended business interruption or outage.

In December 2008, we entered into an agreement with Infocrossing LLC (“Infocrossing”), a Wipro Limited company, to transition these outsourced data center services to Infocrossing. Infocrossing has been in the business of providing end-to-end information technology management solutions for over 25 years and operates world-class data centers throughout the U.S. for multiple computing environments and platforms. As part of the transition, we will setup and replicate the computing environment at the new Infocrossing data center location to mitigate the risk of service disruption. We started to transition certain systems during 2009, with the transition of services to Infocrossing from FDC expected to be substantially completed in mid-2010. We are changing data center providers to partner with a global provider that focuses on data center operations in greater scale, and as their core business focus. This allows us to further improve the delivery of our solutions while benefiting from an improved cost structure.

Client and Product Support. Our clients typically rely on us for ongoing support and training needs related to our products. We have a multi-level support environment for our clients, which include dedicated account management teams to support the business, operational, and functional requirements of each client. These account teams help clients resolve strategic and business issues and are supported by our Solution Support Center (“SSC”), which operates 24 hours a day, seven days a week. Clients call an 800 number, and through an automated voice response unit, have their calls directed to the appropriate SSC personnel to answer their questions. We have a full-time training staff and conduct ongoing training sessions both in the field and at our training facilities.

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

We believe that our most significant competitors in our primary markets are Amdocs Limited, Convergys Corporation, Oracle Corporation, and internally-developed systems. Some of our actual and potential competitors have substantially greater financial, marketing, and technological resources than us.

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

Proprietary Rights and Licenses

We rely on a combination of trade secret, copyright, trademark, and patent laws in the United States and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated. Although we hold a limited number of patents and patent applications on some of our newer solutions, we do not rely upon patents as a primary means of protecting our rights in our intellectual property. In any event, there can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties. Also, much of our business and many of our solutions rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms. Our failure to adequately establish, maintain, and protect our intellectual property rights could have a material adverse impact on our business, financial condition, and results of operations. For a description of the risks associated with our intellectual property rights, see “Item 1A—Risk Factors—Failure to Protect Our Intellectual Property Rights or Claims by Others That We Infringe Their Intellectual Property Rights Could Substantially Harm Our Business, Financial Condition and Results of Operations.”

Employees

As of December 31, 2009, we had a total of 2,061 employees, relatively consistent to the 2,066 employees we had as of December 31, 2008. Our success is dependent upon our ability to attract and retain qualified employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Accordingly, the forward-looking statements are qualified in their entirety by reference to and are accompanied by the following meaningful cautionary statements identifying certain important risk factors that could cause actual results to differ materially from those in such forward-looking statements. This list of risk factors is likely not exhaustive. We operate in a rapidly changing and evolving market involving the North American communications industry (e.g., bundled multi-channel video, Internet, voice and IP-based services), and new risk factors will likely emerge. Further, as we enter new markets such as healthcare and financial services, we are subject to new regulatory requirements that increase the risk of non-compliance and the potential for economic harm to us and our clients. Management cannot predict all of the important risk factors, nor can it assess the impact, if any, of such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those in any forward-looking statements. Accordingly, there can be no assurance that forward-looking statements will be accurate indicators of future actual results, and it is likely that actual results will differ from results projected in forward-looking statements and that such differences may be material.

We Derive a Significant Portion of Our Revenues From a Limited Number of Clients, and the Loss of the Business of a Significant Client Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations.

Over the past decade, the North American communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, in 2009, approximately 64% of our revenues were generated from our four largest clients, which are (in order of size) Comcast, DISH, Time Warner, and Charter. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients.

There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. One such risk is that a significant client could: (i) undergo a formalized process to evaluate alternative providers for services we provide; (ii) terminate or fail to renew their contracts with us, in whole or in part for any reason; (iii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iv) experience significant financial or operating difficulties. Any such development could have a material adverse effect on our financial condition and results of operations and/or trading price of our common stock.

Our industry is highly competitive, and while we recently have succeeded in gaining customers at the expense of competitors, there is no guarantee that this success will continue. It is possible that a competitor could increase its footprint and share of customers processed at our expense or a provider could develop their own internal solutions. While our clients may incur some costs in switching to our competitors or their own internally-developed solutions, they may do so for a variety of reasons, including: (i) price; (ii) if we do not provide satisfactory solutions; or (iii) if we do not maintain favorable relationships.

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

Our Networks and Systems are subject to the risk of an extended interruption or outage due to many factors such as: (i) planned changes to our Systems and Networks for such things as scheduled maintenance and technology upgrades, or migrations to other technologies, service providers, or physical location of hardware; (ii) human and machine error; (iii) acts of nature; and (iv) intentional, unauthorized attacks from computer “hackers.” As noted above, we began the transition of our data center services currently provided by FDC to Infocrossing during 2009, and expect to substantially complete the transition of such services in mid-2010. Because of the magnitude of the Systems and Networks that will be impacted by this transition, the above risks of an extended interruption or outage will be significantly heightened during the transition period.

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

The method, manner, cause and timing of an extended interruption or outage in our Networks or Systems are impossible to predict. As a result, there can be no assurances that our Networks and Systems will not fail, or that our business continuity plans will adequately mitigate the negative effects of a disruption to our Networks or Systems. Further, our property and business interruption insurance may not adequately compensate us for losses that we incur as a result of such interruptions. Should our Networks or Systems: (i) experience an extended interruption or outage, (ii) have their security breached, or (iii) have their data lost, corrupted or otherwise compromised, it would impede our ability to meet product and service delivery obligations, and likely have an immediate impact to the business operations of our clients. This would most likely result in an immediate loss to us of revenue or increase in expense, as well as damaging our reputation. An information breach in the system and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on the business operations than a hardware-related failure. The loss of confidential information could result in losing the customers’ confidence, as well as imposition of fines and damages. Any of these events could have both an immediate, negative impact upon our financial condition and our short-term revenue and profit expectations, as well as our long-term ability to attract and retain new clients.

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing solutions to our customers, we process, transmit, and store confidential and personally identifiable information, including social security numbers and financial and health information. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations. While we take measures to protect against unauthorized access to such information and comply with these laws and regulations, these measures may be inadequate, and any failure on our part to protect the privacy of personally identifiable information or comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution, and unfavorable publicity. Even the mere perception of a security breach or inadvertent disclosure of personally identifiable information could inhibit market acceptance of our solutions. In addition, third party vendors that we engage to perform services for us may unintentionally release personally identifiable information or otherwise fail to comply with applicable laws and regulations. The occurrence of any of these events could have an adverse effect on our business, financial condition, and results of operations.

The Current Macroeconomic Environment Could Adversely Impact Our Business.

Over the past few years, the U.S. has experienced a significant economic downturn and difficulties within the financial and credit markets. The timing, duration, and degree of an economic turnaround are uncertain and thus, these adverse economic conditions may continue into the foreseeable future. The possible adverse impacts to companies during these times include a reduction in revenues, decreasing profits and cash flows, distressed or default debt conditions, and/or difficulties in obtaining necessary operating capital. All companies are likely to be impacted by the current economic downturn to a certain degree, including CSG, our clients, and/or key vendors in our supply chain. There can be no assurances regarding the performance of our business, and the potential impact to our clients and key vendors, resulting from the current economic conditions.

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

We May Not Be Able to Respond to Rapid Technological Changes.

The market for customer interaction management solutions, such as customer care and billing solutions, is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon: (i) our ability to continuously adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our clients, without sacrificing the reliability or quality of the solutions; and (ii) the integration of our recently acquired technologies such as interactive messaging and customer intelligence with ACP, as well as creating an integrated suite of customer interaction management solutions that also include e-care and printing/mailing capabilities, which are portable to new verticals such as utilities, healthcare, home security, financial services, and content distribution. In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Attempts to meet these demands subjects our R&D efforts to greater risks.

As a result, substantial R&D will be required to maintain the competitiveness of our solutions in the market. Technical problems may arise in developing, maintaining and operating our solutions as the complexities are increased. Development projects can be lengthy and costly, and may be subject to changing requirements, programming difficulties, a shortage of qualified personnel, and/or unforeseen factors which can result in delays. In addition, we may be responsible for the implementation of new solutions and/or the migration of clients to new solutions, and depending upon the specific solution, we may also be responsible for operations of the solution.

There is an inherent risk in the successful development, implementation, migration, and operations of our solutions as the technological complexities, and the pace at which we must deliver these solutions to market, continue to increase. The risk of making an error that causes significant operational disruption to a client, or results in incorrect customer or vendor billing calculations we perform on behalf of our clients, increases proportionately with the frequency and complexity of changes to our solutions. There can be no assurance: (i) of continued market acceptance of our solutions; (ii) that we will be successful in the development of enhancements or new solutions that respond to technological advances or changing client needs at the pace the market demands; or (iii) that we will be successful in supporting the implementation, migration and/or operations of enhancements or new solutions.

Our Use of Open Source Software May Subject Our Software to General Release or Require Us to Re-Engineer Our Software, Which Could Harm Our Business.

We use open source software in connection with our solutions, processes, and technology. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available on unfavorable terms or at no cost. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls with respect to origin of the software. While we take measures to protect our use of open source software in our solutions, open source license terms may be ambiguous, and many of the risks associated with usage of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain solutions in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition, and results of operations.

We May Not Be Able to Efficiently and Effectively Implement New Solutions or Convert Clients onto Our Solutions.

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

Our clients operate in a highly competitive environment. Traditional wireline and wireless telephone service providers, and others, will continue their aggressive pursuit of providing convergent services, including residential video, a market historically dominated by our clients. In addition, content disintermediaries like Hulu, YouTube, and FloTV are trying to capture consumer attention by providing content on different devices over different networks. Should these alternative service providers be successful in their video strategies, it could threaten our clients’ market share, and thus our source of revenues, as generally speaking these companies do not use our core solutions and there can be no assurance that new entrants will become our clients.

Further Consolidation of the North American Cable and DBS Industries May Have a Material Adverse Effect on Our Results of Operations.

The North American cable and DBS industries may continue to be subject to significant ownership changes. One facet of these changes is that consolidation by and among our core client base, the cable and DBS providers, as well as new entrants such as the traditional wireline and wireless carriers, will decrease the potential number of buyers for our solutions. Should these consolidations result in a concentration of customer accounts being owned by companies with whom we do not have a relationship, or with whom competitors are entrenched, we could be subject to the risk that subscribers will be moved off of our solutions and onto a competitor’s system, thereby having a material adverse effect on our results of operations. Furthermore, movement of our clients’ customers from our solutions to a competitor’s system or an internally-developed solution as a result of regionalization strategies by our clients could have a material adverse affect on our operations. Finally, as the result of the consolidations, our current and potential clients may choose to use their size and scale to exercise more severe pressure on pricing negotiations.

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

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; (iv) being bound by client or vendor contracts with unfavorable terms; and (v) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve financial targets; (b) the inability to achieve certain operating goals and synergies; (c) charges related to purchased in-process R&D projects; (d) costs incurred to exit current or acquired contracts or activities; (e) costs incurred to service any acquisition debt; and (f) the amortization or impairment of intangible assets.

Due to the multiple risks and difficulties associated with any acquisition, there can be no assurance that we will be successful in achieving our expected strategic, operating, and financial goals for any such acquisition.

Failure to Protect Our Intellectual Property Rights or Claims by Others That We Infringe Their Intellectual Property Rights Could Substantially Harm Our Business, Financial Condition and Results of Operations.

We rely on a combination of trade secret, copyright, trademark, and patent laws in the United States and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. Others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying or use, which could adversely affect our competitive position.

Although we hold a limited number of patents and patent applications on some of our newer solutions, we do not rely upon patents as a primary means of protecting our rights in our intellectual property. In any event, there can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties. Also, much of our business and many of our solutions rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

Finally, third parties may claim that we, our customers, licensees or other parties indemnified by us are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time consuming and costly to defend and distract management’s and technical staff’s attention and resources. Claims of intellectual property infringement also might require us to redesign affected solutions, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our solutions. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business, financial condition, and results of operations could be adversely impacted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2009, we were operating from twelve leased sites in the U.S. representing approximately 657,000 square feet.

We lease seven office facilities totaling approximately 383,000 square feet in or around the following locations:

	Square Footage	Lease Expiration
Englewood, Colorado	100,000	2013-2015
Omaha, Nebraska	241,000	2010-2012
Chicago, Illinois	25,000	2020
Charlotte, North Carolina	9,000	2010
Burlington, Massachusetts	8,000	2011

We utilize these office facilities primarily for the following: (i) client services, training, and support; (ii) product and operations support; (iii) systems and programming activities; (iv) professional services staff; (v) R&D activities; (vi) sales and marketing activities; and (vii) general and administrative functions. Our corporate headquarters is located in Englewood, Colorado.

Additionally, we lease five statement production and mailing facilities totaling approximately 274,000 square feet. These facilities are located in: (i) Omaha, Nebraska; (ii) Wakulla County, Florida; (iii) Fairfield, New Jersey; (iv) Coppell, Texas; and (v) Oxnard, California. The leases for these facilities expire in the years 2010 through 2019.

We believe that our facilities are adequate for our current needs and that additional suitable space will be available as required. We also believe that we will be able to either: (i) extend our current leases as they terminate; or (ii) find alternative space without experiencing a significant increase in cost. See Note 9 to our Consolidated Financial Statements for information regarding our obligations under our facility leases.

Item 3.	Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In the opinion of our management, we are not presently a party to any material pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

*******************************************************************************************

Executive Officers of the Registrant

As of December 31, 2009, our executive officers were Peter E. Kalan (Chief Executive Officer and President), Robert M. (“Mike”) Scott (Executive Vice President), Randy R. Wiese (Executive Vice President and Chief Financial Officer), Joseph T. Ruble (Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer), and Bret C. Griess (Executive Vice President-Operations).

We have employment agreements with each of the executive officers.

Peter E. Kalan

Chief Executive Officer and President

Mr. Kalan, 50, joined CSG in January 1997 and was named Chief Financial Officer in October 2000. In April 2006, he was named Executive Vice President of Business and Corporate Development. In December 2007, Mr. Kalan was named Chief Executive Officer and President, and elected to the Board. Prior to joining CSG, he was Chief Financial Officer at Bank One, Chicago, and he also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a BA degree in Business Administration from the University of Texas at Arlington.

Robert M. Scott

Executive Vice President

Mr. Scott, 59, joined CSG in September 1999 as Vice President of the Broadband Services Division and he served as Senior Vice President of that division from 2001 to 2004. In December 2004, Mr. Scott was named Executive Vice President, and became the head of the Broadband Services Division in March 2005. In July 2006, he was named Chief Operating Officer. Prior to joining CSG, he served for 21 years in a variety of management positions, both domestically and internationally, with First Data Corporation. Mr. Scott holds a BA degree in Social Studies from Florida Atlantic University.

Randy R. Wiese

Executive Vice President and Chief Financial Officer

Mr. Wiese, 50, joined CSG in 1995 as Controller and later served as Chief Accounting Officer. He was named Executive Vice President and Chief Financial Officer in April 2006. Prior to joining CSG, he was manager of audit and business advisory services and held other accounting-related positions at Arthur Andersen & Co. Mr. Wiese is a member of the AICPA and the Nebraska Society of Certified Public Accountants. He holds a BS degree in Accounting from the University of Nebraska-Omaha.

Joseph T. Ruble

Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer

Mr. Ruble, 49, joined CSG in 1997 as Vice President and General Counsel. In November 2000 he was appointed Senior Vice President of Corporate Development, General Counsel and Corporate Secretary. In February 2007, he was named Executive Vice President. Prior to joining CSG, Mr. Ruble served from 1991 to 1997 as Vice President, General Counsel and Corporate Secretary for Intersolv, Inc., and as counsel to Pansophic Systems, Inc. for its international operations from 1988 to 1991. Prior to that, he represented the software industry in Washington, D.C. on legislative matters. Mr. Ruble holds a JD from Catholic University of America and a BS degree from Ohio University.

Bret C. Griess

Executive Vice President-Operations

Mr. Griess, 41, joined CSG in 1996 as a project manager and held a variety of positions in Operations and Information Technology, until being appointed to his current position of Executive Vice President of Operations in February 2009. Prior to joining CSG, Mr. Griess was Genesis Product Manager with Chief Automotive Systems from 1995 to 1996, and an information systems analyst with the Air Force from 1990 to 1995.

Mr. Griess holds a Master of Arts in Management degree and a BS degree from Bellevue University in Nebraska, an Associate of Applied Science degree from the Community College of the Air Force, and an Associate of Science in Business Administration degree from Brevard Community College in Florida.

Board of Directors of the Registrant

Information related to our Board of Directors is provided below.

Donald B. Reed

Former Chief Executive Officer

Cable & Wireless Global

Mr. Reed, 65, was elected to the Board in May 2005 and presently serves as the Company’s non-executive Chairman of the Board. He currently is retired, having served as Chief Executive Officer of Cable & Wireless Global from May 2000 to January 2003. Cable & Wireless Global, Cable & Wireless plc’s wholly owned operations in the United States, United Kingdom, Europe and Japan, is a provider of internet protocol (IP) and data services to business customers. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997, Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. Mr. Reed currently is a director of Aggregate Industries in London, England, a wholly owned subsidiary of Holcim Group located in Switzerland. Within the past five years, Mr. Reed has also served as a director of Intervoice, Inc., Idearc Media (formerly Verizon Yellow Pages) and Bell Atlantic.

Peter E. Kalan

Chief Executive Officer and President

CSG Systems International, Inc.

Mr. Kalan’s biographical information in included in “Executive Officers of the Registrant” section shown directly above.

Ronald Cooper

President and Chief Executive Officer

Clear Channel Outdoor Americas, Inc.

Mr. Cooper, 52, was elected to the Board in November 2006. Mr. Cooper is currently the President and Chief Executive Officer of Clear Channel Outdoor Americas, Inc. He previously spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and Chief Operating Officer from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, and MediaOne and its predecessor Continental Cablevision, Inc. He has held various board and committee seats with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing and the New England Cable Television Association. In addition, Mr. Cooper is a director of the Outdoor Advertising Association of America, a trustee at the Denver Art Museum and a director for Colorado Public Radio.

Edward C. Nafus

Former Chief Executive Officer and President

CSG Systems International, Inc.

Mr. Nafus, 69, was elected to the Board in March 2005. Mr. Nafus joined CSG in August 1998 as Executive Vice President and became the President of our Convergent Services and Solutions Division in January 2002. In April 2005, Mr. Nafus assumed the position of Chief Executive Officer and President of CSG and held that position until his retirement in December 2007. Prior to joining CSG, Mr. Nafus held numerous management positions within First Data Corporation from 1978 to 1998. From 1992 to 1998, he served as Executive Vice President of First Data Corporation; from 1989 to 1992, he served as President of First Data International; and Executive Vice President of First Data Resources from 1984 to 1989. From 1971 to 1978, Mr. Nafus worked in sales management, training and sales for Xerox Corporation. From 1966 to 1971, Mr. Nafus was a pilot and division officer in the United States Navy. Mr. Nafus holds a BS degree from Jamestown College.

Janice I. Obuchowski

President

Freedom Technologies, Inc.

Ms. Obuchowski, 58, was elected to the Board in November 1997. She has been President of Freedom Technologies, Inc., a public policy and corporate strategy consulting firm specializing in media and telecommunications, since 1992. She was also founder and chairman of Frontline Wireless, Inc., a public safety network start-up, in 2007 through 2008. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radio Communication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce and as Administrator for the National Telecommunications and Information Administration. Ms. Obuchowski currently is a director of Orbital Sciences Corporation and Inmarsat. In the past five years, Ms. Obuchowski was also a director for Stratos Global Corporation.

Bernard W. Reznicek

Consultant

The Premier Group

Mr. Reznicek, 73, was elected to the Board in January 1997 and served as the Company’s non-executive Chairman of the Board from 2005 until 2009. He currently provides consulting services as President of Premier Enterprises, and is Chairman and Treasurer of Erra, Inc., a startup clean technology company. Mr. Reznicek previously was an Executive with Central States Indemnity Company of Omaha, a Berkshire Hathaway company, from 1997 to 2003. He has 40 years of experience in the electric utility industry, having served as Chairman, President and Chief Executive Officer of Boston Edison Company and President and Chief Executive Officer of Omaha Public Power District. Mr. Reznicek currently is a director of Pulte Homes, Inc. (NYSE) and infoGROUP Inc. (NASDAQ). Mr. Reznicek has previously been a director of State Street Corporation, Stone and Webster, and Guarantee Life.

Frank V. Sica

Managing Partner

Tailwind Capital

Mr. Sica, 59, has served as a director of the Company since its formation in 1994. He is currently a Managing Partner of Tailwind Capital. From 2004 to 2005, Mr. Sica was a Senior Advisor to Soros Private Funds Management. From 2000 until 2003, he was President of Soros Private Funds Management which oversaw the direct real estate and private equity investment activities of Soros. In 1998, he joined Soros Fund Management where he was a Managing Director responsible for Soros’ private equity investments. Mr. Sica currently is a director of JetBlue Airways, Kohl’s Corporation, NorthStar Realty Finance Corporation, and Safe Bulkers.

Donald V. Smith

Senior Managing Director

Houlihan Lokey Howard & Zukin, Inc.

Mr. Smith, 67, was elected to the Board in January 2002. He is presently retired. Previously he served as Senior Managing Director of Houlihan Lokey Howard & Zukin, Inc., an international investment banking firm with whom he has been associated from 1988 through 2009, and where he served on the board of directors of the firm. From 1978 to 1988, he was employed by Morgan Stanley & Co. Incorporated, where he headed their valuation and reorganization services. Mr. Smith is director of the Princeton (NJ) Health Care Foundation and on the board of directors and executive committee of Business Executives for National Security.

James A. Unruh

Managing Principal

Alerion Capital Group

Mr. Unruh, 69, was elected to the Board in June 2005. He became a founding principal of Alerion Capital Group, LLC (a private equity investment company) in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation from 1987 to 1997 and served as its Chairman and Chief Executive Officer from 1990 to 1997. From 1982 to 1987, Mr. Unruh held various executive positions, including Senior Vice President, Finance, with Burroughs Corporation, a predecessor of Unisys Corporation. Mr. Unruh currently is a director of Prudential Financial, Inc., and LumenIQ. Additionally, he serves as non-executive Chairman of Apex Microtechnology and Tiros Corporation. In the past five years, Mr. Unruh has also served as a director of Tenet Healthcare Corporation, and Qwest Communications International Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol “CSGS”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ.

	High	Low
2009
First quarter	$17.82	$12.27
Second quarter	15.45	12.83
Third quarter	17.28	13.14
Fourth quarter	19.66	15.65

	High	Low
2008
First quarter	$14.78	$10.49
Second quarter	13.80	10.81
Third quarter	20.16	10.88
Fourth quarter	17.83	12.79

On February 19, 2010, the last sale price of our common stock as reported by NASDAQ was $21.11 per share. On January 31, 2010, the number of holders of record of common stock was 229.

Dividends

We have not declared or paid cash dividends on our common stock since our incorporation. We did, however, complete a two-for-one stock split, effected in the form of a stock dividend, in March 1999. We intend to retain any earnings to finance the growth and development of our business, and at this time, we do not plan to pay cash dividends in the foreseeable future.

The payment of dividends has certain impacts to our senior subordinated convertible contingent debt securities (the “Convertible Debt Securities”). See Note 6 to our Consolidated Financial Statements for additional discussion of our Convertible Debt Securities and the impact the payment of dividends may have on these items.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the S&P 500 Index, and our Standard Industrial Classification (“SIC”) Code Index: Computer Processing and Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2004, in our common stock and in each of the two indexes and that all dividends, if any, were reinvested.

	As of December 31,
	2004	2005	2006	2007	2008	2009
CSG Systems International, Inc.	$100.00	$119.36	$142.94	$78.72	$93.42	$102.09
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
Data Preparation & Processing Services	100.00	100.91	118.60	122.18	88.48	122.87

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	228,434	$36.15	7,284,858
Equity compensation plan not approved by security holders	51,840	24.33	1,252

Total	280,274	$33.96	7,286,110

Of the total number of securities remaining available for future issuance, 7,140,030 shares can be used for various types of stock-based awards, as specified in the individual plans, with the remaining 146,080 shares to be used for our employee stock purchase plan. See Note 11 to our Consolidated Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2009 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1—October 31	223	$16.19	—	5,704,096
November 1—November 30	1,909	17.16	—	5,704,096
December 1—December 31	1,263	18.95	—	5,704,096

Total	3,395	$17.76	—

(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 6.	Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Consolidated Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statements of Income Data(1):
Revenues(4):
Processing and related services	$464,970	$439,975	$382,070	$351,764	$346,463
Software, maintenance and services	35,747	32,082	37,191	31,342	30,854

Total revenues	500,717	472,057	419,261	383,106	377,317

Cost of revenues (exclusive of depreciation, shown separately below)(8):
Processing and related services(2)	249,335	226,343	193,135	173,536	170,344
Software, maintenance and services	26,344	19,007	24,674	20,975	19,720

Total cost of revenues	275,679	245,350	217,809	194,511	190,064
Other operating expenses(8):
Research and development	70,113	67,278	58,342	46,191	33,932
Selling, general and administrative	59,510	53,857	45,743	43,127	52,492
Depreciation(2)	20,069	16,194	12,900	10,438	9,862
Restructuring charges(7)(8)	599	79	630	2,368	14,534

Total operating expenses	425,970	382,758	335,424	296,635	300,884

Operating income(4)	74,747	89,299	83,837	86,471	76,433

Other income (expense):
Interest expense	(5,660)	(7,132)	(6,797)	(7,103)	(7,138)
Amortization of oiginal issue discount	(8,382)	(9,767)	(9,198)	(8,493)	(7,842)
Gain on repurchase of convertible debt securities(3)	1,468	3,351	—	—	—
Interest and investment income, net(5)	1,194	4,998	16,529	21,984	4,059
Other, net	2	15	221	(21)	6

Total other	(11,378)	(8,535)	755	6,367	(10,915)

Income from continuing operations before income taxes	63,369	80,764	84,592	92,838	65,518
Income tax provision	(21,507)	(27,514)	(29,942)	(35,331)	(23,402)

Income from continuing operations	41,862	53,250	54,650	57,507	42,116

Discontinued operations(5):
Income (loss) from discontinued operations(8)	—	—	547	(6,555)	(5,685)
Income tax benefit	1,471	323	61	3,764	12,172

Discontinued operations, net of tax	1,471	323	608	(2,791)	6,487

Net income	$43,333	$53,573	$55,258	$54,716	$48,603

Diluted net income (loss) per common share(1):
Income from continuing operations	$1.22	$1.53	$1.33	$1.19	$0.84
Discontinued operations, net of tax	0.04	0.01	0.01	(0.06)	0.13

Net income	$1.26	$1.54	$1.34	$1.13	$0.97

Weighted-average diluted shares outstanding(1)(6):
Common stock	33,352	33,240	39,743	46,730	48,160
Participating restricted stock	1,097	1,602	1,334	1,247	1,685

Total	34,449	34,842	41,077	47,977	49,845

Other Data (at Period End) :
Number of clients’ customers processed	48,645	45,312	45,104	45,354	45,228

Balance Sheet Data (at Period End)(1):
Cash, cash equivalents and short-term investments(3)(4)(5)(6)	$198,377	$141,217	$132,832	$415,490	$392,224
Working capital(5)(6)	220,398	184,675	180,983	454,117	444,738
Goodwill(4)	107,052	103,971	60,745	14,228	623
Total assets(1)(5)(6)	561,714	484,771	412,128	634,887	616,328
Total debt(1)(3)	157,447	175,788	191,892	182,694	174,201
Total treasury stock(6)	675,623	671,841	667,858	360,259	296,976
Total stockholders’ equity(1)(6)	212,110	164,687	105,708	346,431	332,081

Cash Flow Data:
Cash flows from operating activities	$153,059	$114,647	$115,379	$118,150	$102,574

(1)	In 2009, we adopted new accounting pronouncements that changed the way we account for our Convertible Debt Securities and the manner in which we treat share-based payment awards with rights to dividends or dividend equivalents in our calculation of basic and diluted EPS. These accounting pronouncements were required to be applied retrospectively, and as a result all comparable periods presented have been restated. See Note 2 to our Consolidated Financial Statements for additional discussion of these matters.
(2)	In the first quarter of 2009, we began to transition our outsourced data center processing services from FDC to Infocrossing. As a result, during 2009, we incurred $15.5 million of expense, or $0.29 per diluted share, related to these efforts, of which $13.6 million is included in cost of processing and related services and $1.9 million is included in depreciation in our Consolidated Statements of Income. See the Data Center Transition section included in MD&A for additional discussion of this matter.
(3)	In 2009 and 2008, we repurchased $30.0 million (par value) and $29.7 million (par value) of our Convertible Debt Securities for $26.7 million and $22.4 million, respectively, and recognized a gain on the repurchase of $1.5 million and $3.4 million, respectively, after the write-off of deferred financing costs. See Note 6 to our Consolidated Financial Statements for additional discussion of our long-term debt.
(4)	During 2008 and 2007 we acquired several businesses as part of our growth and diversification strategy which resulted in top line revenue growth for 2009, 2008 and 2007 of 6.1%, 12.6% and 9.4%, respectively, of which approximately 57% of the 2009 growth rate, 75% of the 2008 growth rate, and 45% of the 2007 growth rate can be attributed to these acquired entities, with the remaining growth in each year attributed to organic growth factors. These acquired businesses have historically operated at a lower operating margin percentage that our legacy business, thus, have had a slightly dilutive impact to our operating income margin percentage. See Note 3 to our Consolidated Financial Statements for additional discussion regarding these acquisitions.
(5)	In 2005, we sold our GSS and plaNet businesses and recorded a net pretax gain (loss) on the disposal of these businesses of $(6.0) million and $10.9 million, respectively, in 2006 and 2005. As a result, the results of operations for the GSS and plaNet businesses have been reflected as discontinued operations for all periods presented in our Consolidated Statements of Income. Additionally, we received approximately $233 million in net cash proceeds from the sale of these businesses, which is the primary reason for the large cash balance as of December 31, 2005, and the increased interest and investment income in 2006 and 2007.
(6)	In August 1999, our Board of Directors approved our Stock Repurchase Program which authorized us to purchase shares of our common stock from time-to-time as business conditions warrant. During 2009, 2008, 2007, 2006, and 2005, we repurchased 0.3 million, 0.3 million, 13.2 million, 2.5 million, and 3.8 million shares, respectively for $3.8 million, $4.0 million, $307.6 million, $63.3 million, and $73.0 million. The significant stock repurchases made during 2007 was the primary reason for the decrease in our cash balance between 2006 and 2007. As of December 31, 2009, 5.7 million shares of the 35.0 million shares authorized under the Stock Repurchase Program remain available for repurchase. See Note 10 to our Consolidated Financial Statements for additional discussion of the Stock Repurchase Program.
(7)	Over the years, we have made several changes to our business operations and implemented several cost reduction initiatives that resulted in restructuring charges. The large restructuring expense in 2005 was almost entirely related to the changes we made in our business as a result of the sale of the GSS and plaNet businesses.
(8)	In 2005, certain equity awards held by key members of our management team included a change in control provision that was triggered upon the closing of the sale of the GSS Business. The change in control provision resulted in accelerated vesting as of December 9, 2005 for the equity awards impacted, and thus, stock-based compensation expense of $4.7 million related to the accelerated vesting of these equity awards was recorded as stock-based compensation expense in the fourth quarter of 2005, of which $0.9 million was included in discontinued operations, and $3.8 million was included in continuing operations as part of restructuring charges. Total stock-based compensation expense recognized during 2009, 2008, 2007, 2006, and 2005 was $12.6 million, $11.6 million, $11.1 million, $12.2 million, and $20.4 million, respectively. Of these amounts, $3.3 million in 2005 was reflected in discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Management Overview

Restatement of Prior Year Financial Statements Due to the Adoption of New Accounting Pronouncements. Effective January 1, 2009, we adopted two new accounting pronouncements that changed the manner in which we account for our Convertible Debt Securities and the manner in which we treat share-based payment awards with rights to dividends or dividend equivalents in our calculation of basic and diluted EPS. Both accounting pronouncements were required to be adopted retrospectively. As a result, we have restated our Consolidated Balance Sheet as of December 31, 2008, and our Consolidated Statements of Income and Cash Flows for the years ended December 31, 2008 and 2007. See Note 2 to our Consolidated Financial Statements for further discussion of our adoption of these new accounting rules.

Results of Operations. A summary of our results of operations and other key performance metrics for 2009 are as follows:

•

Our consolidated revenues for 2009 were $500.7 million, an increase of 6.1% when compared to $472.1 million for 2008. The increase in revenues is reflective of the success we have experienced in our plan to grow top-line revenues and achieve market diversification through both acquisitions and organic growth, as discussed in greater detail below.

•

Our operating expenses for 2009 were $426.0 million, an increase of 11.3% when compared to $382.8 million for 2008, with $15.5 million of this increase related to our data center transition expenses, discussed in greater detail below. Of the remaining increase, approximately 67% can be attributed to the year-over-year impact of the acquired DataProse and Quaero businesses.

•

Operating income for 2009 was $74.7 million (14.9% operating margin percentage), compared to $89.3 million (18.9% operating margin percentage) for 2008. Of this 4.0% decrease in operating margin percentage, approximately 3% percentage points can be attributed to our data center transition expenses, with the remaining portion primarily attributed to the dilutive impact of the acquired DataProse and Quaero businesses that were acquired in 2008.

•

Income from continuing operations (net of tax) for 2009 was $41.9 million, or $1.22 per diluted share, compared to $53.3 million, or $1.53 per diluted share, for 2008. The 2009 amount includes $15.5 million (pretax impact), or $0.29 per diluted share, related to our data center transition efforts. Additionally, the 2009 and 2008 amounts include gains of $1.5 million and $3.4 million (pretax impact), respectively, or $0.03 and $0.06 per diluted share, included in other income related to our repurchase of some of our Convertible Debt Securities. Absent the impact of these items, our 2009 earnings per share from continuing operations, on a per diluted share basis, remained relatively consistent with 2008.

•

We continue to generate strong cash flows. During 2009, we generated $153.1 million of cash flows from operating activities, as compared to the $114.6 million of cash flows from operating activities we generated during 2008, with the increase primarily attributed to favorable changes in operating assets and liabilities, discussed in further detail below. Our cash and short-term investments totaled $198.4 million at December 31, 2009, compared to $141.2 million as of December 31, 2008.

Other key events related to our 2009 operations were as follows:

•	During 2009, we had the following key client renewals:

•

In February 2009, we entered into a new agreement with Charter that expanded the use of our solutions supporting Charter’s entire national video, high-speed data, and telephony footprint through December 31, 2014.

•

In November 2009, we entered into a new agreement with DISH, that extended CSG’s contractual relationship with DISH through December 31, 2012 for processing and related services, and through December 31, 2014 for print and mail services.

•	During 2009, we invested $70.1 million, or approximately 14.0% of our revenues, in R&D activities.

•

During 2009, we successfully converted 3.1 million customer accounts onto our systems, bringing the total number of customer accounts on our customer care and billing solution as of December 31, 2009 to 48.6 million.

•

During 2009, we repurchased $30.0 million (par value) of our Convertible Debt Securities for $26.7 million, and recognized a gain on the repurchase of $1.5 million (pretax impact), after the write-off of a proportional amount of deferred financing costs.

•	During 2009, we repurchased a total of 250,000 shares of our common stock, for a total of $3.8 million (a weighted-average price of $15.13 per share) under our Stock Repurchase Program.

•

In February 2009, our Board of Directors named Mr. Bret Griess, Senior Vice President Operations and Delivery and CIO, as an Executive Officer. See our Form 8-K filed on February 25, 2009 for additional details of this matter.

Significant Client Relationships

Comcast. Comcast continues to be our largest client. For 2009 and 2008, revenues from Comcast represented approximately 24% and 27%, respectively, of our total revenues, with the decrease between years reflective of the new pricing that was effective July 1, 2008 as a result of the Comcast contract renewal in July 2008. Our processing agreement with Comcast, which runs through December 31, 2012, contains certain financial commitments associated with the number of Comcast customer accounts that are processed on our solutions, with such commitments decreasing over the life of the agreement. The Comcast processing agreement and related material amendments, with confidential information redacted, are included in the exhibits to our periodic filings with the SEC.

DISH. DISH is our second largest client. For 2009 and 2008, DISH represented approximately 18% of our total revenues.

On November 24, 2009, we entered into a new processing agreement with DISH, which became effective January 1, 2010, and extends our contractual relationship with DISH through December 31, 2012 for processing and related services, and through December 31, 2014 for print and mail services. Our previous contract with DISH was effective through December 31, 2009. The expected scope of the products and services to be utilized by DISH under the new agreement is consistent with our previous DISH contract.

Consistent with the structure of the previous DISH contract, the fees generated under the new DISH agreement are as follows:

•

The fees for processing and related services will be based on a fixed monthly amount and subject to an annual price escalator. The fixed nature of the monthly fees results in guaranteed minimum fees for processing and related services through the three-year term of this portion of the new agreement.

•

The fees for print and mail services will be based on the number of statements produced and the usage of ancillary print services, with the per unit fees subject to an annual price escalator. There are annual guaranteed minimum fees for the print and mail services through the five-year term of this portion of the agreement.

These pricing terms and related guaranteed minimum fees under the new agreement provide us with visibility into the revenues expected to be generated from DISH over the next three years at annual levels relatively consistent with those generated in 2009.

Additionally, in line with the structure of the previous contract, the new DISH agreement contains certain rights and obligations of both parties, with the key points summarized as follows: (i) we have non-exclusive rights to provide the services covered to DISH; however, we have guaranteed minimum fees regardless of the amount of services provided; (ii) the termination of the new agreement under certain conditions; (iii) various service level commitments; and (iv) remedies and limitation on liabilities associated with specified breaches of contractual obligations.

The new DISH agreement also provides an option to extend the processing and related services portion for an additional three years through December 31, 2015. The exercise of this option would also extend the print and mail services portion of the new agreement for one year through December 31, 2015. As an incentive for DISH to exercise this option, we would begin invoicing DISH for processing and related services on a per-customer-account basis (rather than based on a fixed monthly amount as discussed above), and would provide DISH with volume-based tiered pricing, subject to annual price escalators. In conjunction with this extension option, DISH would be required to migrate to our ACP platform. In return, we would receive exclusivity for processing and print and mail services for DISH’s direct satellite broadcast customer accounts through December 31, 2015. Under this option, the expected annual fees we would generate under the new DISH agreement would decrease when compared to the annual fees expected to be generated under the current three-year term ending December 31, 2012; however, the overall total fees expected to be generated under the new agreement would increase as a result of the extended term of the agreement through December 31, 2015.

A copy of the new DISH agreement, with confidential information redacted, is filed as Exhibit 10.23 to this Form 10-K.

Time Warner. Time Warner is our third largest client. For 2009 and 2008, revenues from Time Warner represented approximately 13% and 14%, respectively, of our total revenues. Our processing agreement with Time Warner runs through March 31, 2013. The Time Warner processing agreement contains provisions establishing annual minimum customer account levels that have to be processed on our solutions, which we expect Time Warner to exceed based on the number of Time Warner customers currently on our solutions. The Time Warner processing agreement and related material amendments, with confidential information redacted, are included in the exhibits to our periodic filings with the SEC.

Charter. Charter is our fourth largest client. For 2009 and 2008, revenues from Charter represented approximately 9% and 8%, respectively, of our total revenues.

On February 17, 2009, we entered into a new processing agreement with Charter to expand the use of our solutions supporting Charter’s national video, high-speed data, and telephony footprint through December 31, 2014. Our previous contract with Charter went through December 31, 2012. The new agreement contains minimum financial commitments over the life of the agreement. Prior to this new agreement, we provided print and mail solutions to 100% of Charter’s residential customers and customer interaction management solutions to approximately 60% of Charter’s residential customers. Under the new agreement, we began converting these remaining residential customer accounts to our solutions during the third quarter of 2009, and completed these conversions in the fourth quarter of 2009.

On March 27, 2009, Charter filed its pre-arranged bankruptcy and restructuring plan (the “Plan”) with the U.S. Bankruptcy Court (the “Court”). Subsequently, the Court approved Charter’s request, subject to certain terms and conditions, to pay trade creditors, including us, in full for pre- and post-petition invoices payable in the ordinary course of business. As a result, we determined that no reserves were necessary related to our outstanding Charter receivables or possible claims of preferential payments. On November 17, 2009, the Court entered an order confirming the Plan, and on November 30, 2009, the Plan became effective. Going forward, we are positioned to be a key partner in helping Charter achieve its operational goals under the terms of our agreement.

Data Center Transition

We currently utilize FDC to provide the data center computing environment for the delivery of most of our customer care and billing services and related solutions under a contract that was scheduled to expire at the end of June 2010, but was recently amended to provide us options to continue the use of certain FDC data center services through December 31, 2010. FDC has provided these data center services to us since the inception of our company in 1994. In December 2008, we entered into an agreement with Infocrossing to transition these outsourced data center services from FDC to Infocrossing prior to the expiration of the FDC contract term. The term of the Infocrossing agreement is five years beginning on the date of full conversion of our computing environment from FDC to Infocrossing. We are changing data center providers to partner with a global provider that focuses on data center operations in greater scale, and as their core business focus. This allows us to further improve the delivery of our solutions while benefiting from an improved cost structure.

We began our transition efforts to the new Infocrossing data center in the first quarter of 2009, and expect to substantially complete the transition project in mid-2010. We are tracking the costs attributable to our decision to change data center service providers separately, as we consider these costs to be unique and infrequent in nature. These costs relate primarily to our efforts to set-up, replicate, transition, and operate the computing environment at Infocrossing, while maintaining and operating the computing environment at the FDC data center. The network and computing environment will be transitioned from FDC to Infocrossing in various planned stages over the project period, requiring us to incur certain costs to operate two separate data centers. This staged and replicated data center approach was designed to mitigate the risk of disruption to our clients during the transition period, but does result in certain cost inefficiencies during the transition period due to such things as redundant data processing costs, accelerated and redundant hardware- and software-related purchases, and costs incurred to maintain communications and data integrity between the two data center locations.

During 2009, we incurred $15.5 million (pretax impact) of expense related to these transition efforts, or approximately $0.29 per diluted share negative impact. These costs include such things as the following: (i) equipment- and software-related costs; (ii) data communications and data processing costs; and (iii) labor and third-party consulting fees for the transition team. These data center transition expenses are included in the following captions in the Consolidated Statements of Income (in thousands):

2009
Cost of processing and related services.	$13,570
Depreciation	1,916

Total data center transition expenses	$15,486

Additionally, during 2009, we spent approximately $16 million on capital expenditures related to network and computer equipment needed to set-up and replicate the computing environment at the new Infocrossing data center location.

For 2010, we estimate that the Data Center Transition Expenses will be approximately $22 million to $25 million (pretax impact), or approximately $0.42 to $0.47 per diluted share negative impact, and are expected to have a negative impact of approximately $13 million on our 2010 cash flows from operations. Additionally, we expect our 2010 capital expenditures related to the data center transition to be approximately $3 million. These amounts are based on the best available estimates at this time and may fluctuate up or down as we continue to execute on our transition plan.

The Infocrossing agreement, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the Consolidated Statements of Income (in thousands):

	2009	2008	2007
Cost of processing and related services.	$3,650	$3,451	$3,277
Cost of software, maintenance and services	907	611	745
Research and development	1,635	1,664	1,246
Selling, general and administrative	6,440	5,879	5,834

Total stock-based compensation expense	$12,632	$11,605	$11,102

See Notes 2 and 11 to our Consolidated Financial Statements for additional discussion of our stock-based compensation expense.

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

Revenue Recognition. The revenue recognition policy that involves the most complex or subjective decisions or assessments that may have a material impact on our business’ operations relates to the accounting for multiple-element arrangements when determining a revenue arrangement’s separate units of accounting.

For multiple-element arrangements that are not subject to a higher level of authoritative literature, we are required to evaluate all deliverables in the arrangement to determine whether they represent separate units of accounting. If the deliverables qualify as separate units of accounting, the arrangement consideration is allocated among the separate units of accounting based upon their relative fair values, and applicable revenue recognition criteria are considered for the separate units of accounting. If the deliverables do not qualify as separate units of accounting, the consideration allocable to delivered items is combined with the consideration allocable to the undelivered items, and the appropriate recognition of revenue is then determined for those combined deliverables as a single unit of accounting. For the processing agreements, we have generally concluded that the deliverables do not qualify as separate units of accounting, and thus have treated the deliverables as a single unit of accounting, with the revenue recognized ratably over the term of the processing agreement. The determination of separate units of accounting, and the determination of objective and reliable evidence of fair value of the undelivered items, if applicable, both require judgments to be made by us.

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

Impairment Assessments of Goodwill and Other Long-Lived Assets.

Goodwill. Goodwill is required to be tested for impairment on an annual basis. We have elected to do our annual test for possible impairment as of July 31 of each year. In addition to this annual requirement, goodwill is required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate a possible impairment may have occurred. Goodwill is considered impaired if the carrying value of the reporting unit which includes the goodwill is greater than the estimated fair value of the reporting unit. If it is determined that an impairment has occurred, an impairment loss (equal to the excess of the carrying value of the goodwill over its estimated fair value) is recorded. As of July 31, 2009, we had goodwill of approximately $105 million, which was assigned to four different reporting units. In each case, the fair value of each reporting unit exceeded its carrying value, and therefore, we concluded there was no impairment of goodwill.

We utilize discounted cash flow models as the primary basis to estimate the fair value amounts used in our goodwill impairment valuation. Our estimates of fair value are based upon various key modeling assumptions such as: (i) projected future sales, which include assumptions around market penetration and growth, and the success of any new product and service offerings; (ii) the profitability of future operations; and (iii) the appropriate discount rate. These assumptions, by their nature, are subject to significant judgments by management of the company. The outcome of a discounted cash flow model can be highly sensitive to small changes in one or more of these key assumptions. As a result, small changes to one or more of these assumptions due to such factors as: (i) a significant adverse change in the legal environment or in the business climate; (ii) unanticipated or increased competition; (iii) an unexpected change in strategic direction towards product solutions, or target markets, and (iv) loss of key personnel, could materially affect the determination of fair value which could result in a future impairment of goodwill.

We have considered the impacts of the recent significant economic downturn and the difficulties within the financial and credit markets in determining the assumptions used to model our discounted cash flows. The determination of these assumptions are subject to significant judgments by management of the company, and the subjectivity in determining such assumption increases as cash flows are modeled further into the future, especially during times of economic uncertainties. We believe that the assumptions utilized in our most recent discounted cash flow models are reasonable. However, if we do not achieve our near-term financial or operating goals, and/or the economic downturn becomes more severe, resulting in additional tightening of client spending and/or further lengthening of client sales cycles, it may require us to modify our assumptions in future periods such that the estimated fair value of one or more of the reporting units is materially changed, which may result in an impairment loss. This risk is greatest in our interactive messaging and customer intelligence reporting units, as these businesses are more dependent upon economic recovery to achieve their future business successes. The total value of goodwill assigned to these reporting units is approximately $41 million as of December 31, 2009. If a goodwill impairment was to be recorded in the future, it would likely materially impact our results of operations in the period such impairment is recognized, but such an impairment charge is a non-cash expense, and therefore would have no impact on our cash flows, or on the financial condition of our company.

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

For larger and/or more complex acquisitions, the assignment of value to individual assets and liabilities generally requires the use of a specialist, such as an appraiser or valuation expert. The assumptions we use in the appraisal or valuation process are forward-looking, and thus are subject to significant judgments and interpretations by us. Because individual assets and liabilities: (i) may be expensed immediately upon acquisition (e.g., purchased in-process R&D assets); (ii) amortized over their estimated useful life (e.g., acquired software); (iii) not amortized at all (e.g., goodwill), and (iv) remeasured to fair value at each future reporting date until the contingency is resolved (e.g., contingent consideration), the assigned values could have a material impact on our results of operations in current and future periods.

Business Acquisitions

As discussed in the Business Section, during 2008 and 2007, we completed the following four business acquisitions: (i) Quaero on December 31, 2008; (ii) DataProse on April 30, 2008; (iii) Prairie on August 10, 2007; and (iv) ComTec on July 9, 2007. These business acquisitions have impacted the year-over-year results of operations, and as a result, any reference to the impact of the acquired businesses between 2009 and 2008 is referring to the year-over-year impact of the Quaero and DataProse acquisitions, whereas, any reference to the impact of the acquired businesses between 2008 and 2007 is referring to the year-over-year impact of the DataProse, Prairie, and ComTec acquisitions.

Detailed Discussion of Results of Operations

Total Revenues. Total revenues for: (i) 2009 increased 6.1% to $500.7 million, from $472.1 million for 2008; and (ii) 2008 increased 12.6% to $472.1 million, from $419.3 million for 2007. The increases in total revenues are reflective of the success we have experienced in our plan to grow top-line revenues and achieve market diversification through both acquisitions and organic growth, as discussed in further detail below. Approximately 57% of the increase in revenues between 2009 and 2008, and approximately 75% of the increase in revenues between 2008 and 2007, relate to the year-over-year impacts of the additional revenues generated from the acquired businesses, with the remaining portion of the increases attributed to organic growth factors. The components of total revenues are discussed in more detail below.

Processing Revenue. Processing revenues for: (i) 2009 increased 5.7% to $465.0 million, from $440.0 million for 2008; and (ii) 2008 increased 15.2% to $440.0 million, from $382.1 million for 2007.

•

Approximately 42% of the increase in processing revenues between 2009 and 2008 is related to the impact of the acquired businesses, with the remaining portion attributed to organic growth resulting from: (i) increased utilization of new and existing products by our clients, to include such things as color print and various ancillary customer care solutions, and (ii) conversions of customer accounts onto our solutions.

•

Approximately 69% of the increase in processing revenues between 2008 and 2007 is related to the revenues generated from the acquired businesses (as all of the DataProse, Prairie, and ComTec revenues fall within this revenue classification). The remaining processing revenue growth can be attributed to organic growth resulting from increased utilization of new and existing products and services by our clients, to include such things as: (i) higher usage of marketing services; and (ii) various ancillary customer care solutions, such as order workflow tools, professional services, system interfaces and reporting tools.

Additional information related to processing revenues is as follows:

•

Amortization of the client contracts intangible asset (reflected as a reduction of processing revenues) for 2009, 2008, and 2007, was $4.5 million, $9.2 million, and $14.4 million, respectively. The decrease in amortization from 2008 to 2009 and from 2007 to 2008 is due to the change in the life of the Comcast client contract intangible asset as a result of the extension of the contractual arrangement with Comcast effective July 1, 2008.

•

Total customer accounts processed on our solutions as of December 31, 2009, 2008, and 2007, were 48.6 million, 45.3 million, and 45.1 million, respectively. During 2009, we converted 3.1 million customer accounts onto our solutions.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for: (i) 2009 increased 11.4% to $35.7 million, from $32.1 million for 2008; and (ii) 2008 decreased 13.7% to $32.1 million, from $37.2 million for 2007.

•

The increase in software, maintenance and services revenue between 2009 and 2008 is due to the additional revenues generated in 2009 from the Quaero acquisition (as a portion of Quaero’s revenues fall within the professional services revenues classification). This increase is partially offset by lower professional services in other areas of our business, as a result of the timing and type of work our professional services team have been engaged in (e.g., set-up/implementation efforts which require the fees be deferred upfront and recognized over the life of the services agreement).

•

The decrease in software, maintenance and services revenue between 2008 and 2007 is due to lower professional services revenues and lower software-related revenues, as a result of the timing and type of work our professional services team has been engaged in.

Cost of Processing and Related Services (Exclusive of Depreciation). The cost of processing and related services revenues consists principally of the following: (i) data processing and network communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.); (iii) client support organizations (e.g., our client support call center, account management, etc.); (iv) various product support organizations (e.g., product management and delivery, product maintenance, etc.); (v) facilities and infrastructure costs related to the statement production and support organizations; and (vi) amortization of acquired client contracts. The costs related to new product development (including significant enhancements to existing products and services) are included in R&D expenses.

The cost of processing and related services for: (i) 2009 increased 10.2% to $249.3 million, from $226.3 million for 2008; and (ii) 2008 increased 17.2% to $226.3 million, from $193.1 million for 2007.

•

The increase in cost of processing and related services revenues between 2009 and 2008 can be attributed to: (i) the costs related to our data center transition efforts, discussed earlier, as we incurred $13.6 million of expense that is included in the 2009 cost of processing and related services revenues; and (ii) the year-over-year impact of the acquired businesses.

•

Approximately 87% of the 2008 increase in cost of processing and related services between years related to the impact of the acquired businesses (as all of DataProse, Prairie, and ComTec’s cost of revenues fall within this expense classification).

Total processing and related services cost of revenues as a percentage of our processing and related services revenues for 2009, 2008, and 2007 were 53.6%, 51.4%, and 50.5%, respectively.

•	The increase in percentages between 2009 and 2008 is due to the additional costs related to our data center transition efforts, which accounted for 2.9% percentage points of the 2009 total percentage.

•	The sequential increase in processing costs as a percentage of processing and related services revenues between 2008 and 2007 is due to the impact of the acquired businesses.

Cost of Software, Maintenance and Services (Exclusive of Depreciation). The cost of software, maintenance and services revenues consists principally of the following: (i) client support organizations (e.g., our client support call center, account management, etc.); (ii) various product support organizations (e.g., product management and delivery, product maintenance, etc.); (iii) professional services organization; (iv) facilities and infrastructure costs related to these organizations; (v) third- party software costs and/or royalties related to certain software products; and (vi) amortization of acquired software and acquired client contracts. The costs related to new product development (including significant enhancements to existing products and services) are included in R&D expenses.

The cost of software, maintenance and services for: (i) 2009 increased 38.6% to $26.3 million, from $19.0 million for 2008; and (ii) 2008 decreased 23.0% to $19.0 million, from $24.7 million for 2007.

•	The increase between 2009 and 2008 is almost entirely attributed to increases in employee-related costs, primarily as a result of the Quaero acquisition.

•

The decrease in cost of software, maintenance and services between 2008 and 2007 reflects a reassignment of personnel and related costs that were previously working on software maintenance projects to R&D projects.

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for 2009, 2008, and 2007 were 73.7%, 59.2%, and 66.3%, respectively. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software, maintenance and services as a percentage of our software, maintenance and services revenues will likely occur between periods.

R&D Expense (Exclusive of Depreciation). R&D expense for: (i) 2009 increased 4.2% to $70.1 million, from $67.3 million for 2008 and (ii) 2008 increased 15.3% to $67.3 million, from $58.3 million for 2007. The increases in R&D expense between years was the result of an increase in personnel and related costs on R&D projects, as more employees were redirected to R&D efforts during 2009 and 2008, reflective of our increased focus on product development and enhancement efforts. We did not capitalize any software development costs related to our client solutions in 2009, 2008, or 2007.

Over the past few years, our R&D efforts have been focused on the continued evolution of our solutions, both functionally and architecturally, in response to market demands that our solutions have certain functional features and capabilities, as well as architectural flexibilities (such as service oriented architecture, or SOA). This evolution will result in the modularization of certain functionality that historically has been tightly integrated within our solution suite, which will allow us to respond more quickly to required changes to our solutions and provide greater interoperability with other computer systems. Although our primary value proposition to our clients will continue to be the breadth and depth of our integrated solutions, these R&D efforts will also allow us to separate certain product components so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, including the use of certain solutions across non-CSG customer care and billing solutions. Additionally, we have focused our R&D efforts on the integration of our recently acquired technologies such as interactive messaging and customer intelligence with ACP, our core outsourced information processing product, as well as creating an integrated suite of customer interaction management solutions that also include e-care and printing/mailing capabilities, which are portable to new verticals such as utilities, healthcare, home security, financial services, and content distribution.

As a percentage of total revenues, R&D expense for 2009, 2008, and 2007, was 14.0%, 14.3%, and 13.9%, respectively. At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. Additionally, we expect that the percentage of our total revenues invested in R&D to be relatively consistent with 2009, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative Expense (Exclusive of Depreciation) (“SG&A”). SG&A expense for: (i) 2009 increased by 10.5% to $59.5 million, from $53.9 million for 2008; and (ii) 2008 increased 17.7% to $53.9 million, from $45.7 million for 2007. The increase in SG&A expenses between periods reflects the impact of the sales and marketing costs of the acquired businesses. As a percentage of total revenues, SG&A expense for 2009, 2008, and 2007, was 11.9%, 11.4%, and 10.9%, respectively.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for 2009, 2008, and 2007, was $20.1 million, $16.2 million, and $12.9 million, respectively. Included in the 2009 amount is $1.9 million of depreciation expense related to our data center transition efforts, discussed earlier. The sequential increases in depreciation expense is reflective of the increased capital expenditures we have made over the last several years (mainly related to statement production equipment, to include our investments in new color print technologies, and computer hardware, software, and related equipment) and the acquired property and equipment from our acquisition activities.

Operating Income. Operating income and operating income margin for: (i) 2009 was $74.7 million, or 14.9% of total revenues, compared to $89.3 million, or 18.9% of total revenues for 2008; and (i) 2008 was $89.3 million, or 18.9% of total revenues, compared to $83.8 million, or 20.0% of total revenues for 2007.

•	The decrease in operating income and the operating income margin between 2009 and 2008 can be attributed to: (i) the expenses incurred as a result of our data center transition efforts, which had a negative impact of 3.1% percentage points on our operating margin percentage for 2009; and (ii) the dilutive impact of the acquired businesses.

•	The decrease in operating income margin between 2008 and 2007 is due to the dilutive impact of the acquired businesses.

Interest Expense and Amortization of Original Issue Discount (“OID”). Our interest expense relates primarily to our Convertible Debt Securities, which have a stated cash coupon rate of 2.5%. See Note 6 to our Consolidated Financial Statements for additional discussion of our Convertible Debt Securities to include the non-cash interest expense related to the amortization of the Convertible Debt Securities’ OID.

Interest and Investment Income, net. Interest and investment income, net, for: (i) 2009 decreased 76.1% to $1.2 million, from $5.0 million for 2008; and (ii) 2008 decreased 69.8% to $5.0 million, from $16.5 million for 2007. The decrease in interest and investment income, net, between periods is due to: (i) a decrease in the overall rate of return realized on investments during 2009 and 2008 due to a deterioration in the interest rate environment; and (ii) the significant decrease in our cash and short-term investment balances between 2008 and 2007 as a result of our stock repurchase activity in 2007 and the purchase of the acquired businesses in 2008 and 2007.

Income Tax Provision. Our effective income tax rates for 2009, 2008, and 2007 were as follows:

2009	2008	2007
34%	34%	35%

Our historical effective income tax rate has been at or below the statutory Federal income tax rate due to our consistent generation of research and experimentation credits.

During 2009, the Internal Revenue Service (“IRS”) commenced an examination with respect to our Federal income tax returns filed for fiscal years 2006 and 2007. We regularly assess the likelihood of outcomes resulting from these types of examinations to determine the adequacy of our income tax provision and believe that we are adequately reserved for any potential adjustment that may result from the current examination, and therefore do not expect the results of the examination to have a significant impact to our results of operations. Should any of the factors considered in determining the adequacy of this liability change significantly, an adjustment to the liability may be necessary. Because of the potential significance of these issues, such an adjustment could be material.

Liquidity

Cash and Liquidity. As of December 31, 2009, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $198.4 million, compared to $141.2 million as of December 31, 2008, with the increase attributed to our strong cash flows generated from operating activities. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks. We have ready access to essentially all of our cash, cash equivalents, and short-term investment balances.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, amortization of OID, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.

Our primary source of cash is from our operating activities. Our current business model consists of a significant amount of recurring revenue sources related to our long-term processing arrangements (mostly billed monthly), and software maintenance agreements (billed monthly, quarterly, or annually). This recurring revenue base provides us with a reliable and predictable source of cash. In addition, software license fees and professional services revenues are sources of cash, but the payment streams for these items are not as predictable.

The primary use of our cash is to fund our operating activities. Approximately 53% of our total operating costs relate to labor costs (both employees and contracted labor) for the following: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. The other primary cash requirements for our operating expenses consist of: (i) postage; (ii) data processing and related services and communication lines for our outsourced processing business; (iii) paper, envelopes, and related supplies for our statement processing solutions; and (iv) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. A summary of our material contractual obligations is provided below.

See “Cash Flows From Investing Activities” and “Cash Flows From Financing Activities” below for the other primary sources and uses of our cash.

Our 2008 and 2009 consolidated net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities—Totals
Cash Flows from Operating Activities:
2008:
March 31	$31,538	$(10,686)	$20,852
June 30	28,225	19,052	47,277
September 30	30,440	(2,881)	27,559
December 31	24,558	(5,599)	18,959

Year-to-date total	$114,761	$(114)	$114,647

2009:
March 31	$30,449	$(14,436)	$16,013
June 30	29,658	13,895	43,553
September 30	30,593	7,289	37,882
December 31	24,320	31,291	55,611

Year-to-date total	$115,020	$38,039	$153,059

We believe the above table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items. As the table above illustrates, the operations portion of our cash flows from operating activities remains relatively consistent between periods. The variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities related to our operations (related mostly to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between 2009 and 2008 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2008:
March 31	$126,062	$(1,476)	$124,586	59
June 30	107,226	(1,557)	105,669	59
September 30	109,490	(1,594)	107,896	55
December 31	123,277	(2,999)	120,278	56
2009:
March 31	133,041	(2,831)	130,210	58
June 30	112,612	(2,148)	110,464	58
September 30	114,403	(2,079)	112,324	54
December 31	109,846	(2,036)	107,810	50

The changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

Deferred Revenue

Total deferred revenue (current and non-current) increased $25.4 million, from $21.4 million as of December 31, 2008 to $46.8 million as of December 31, 2009, as a result of certain large contractual upfront billings for future services that were paid during the fourth quarter of 2009.

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

Purchases/Sales of Short-term Investments.

During 2009, 2008, and 2007, we purchased $57.0 million, $83.1 million, and $209.4 million, respectively, and sold or had mature $79.7 million, $36.2 million, and $379.0 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase additional short-term investments in the future.

Property and Equipment/Client Contracts.

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2009	2008	2007
Property and equipment	$40,313	$21,577	$20,271
Client contracts	16,423	4,000	7,436

Of the $40.3 million spent on property and equipment during 2009, approximately $16 million was related to various network and computing equipment related to our data center transition efforts. The remaining expenditures consisted principally of: (i) statement production equipment to include our investments in new color print technologies; and (ii) computer hardware, software, and related equipment.

Our investments in client contracts for 2009, 2008, and 2007, relate primarily to: (i) cash incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term processing arrangements where we are required to defer conversion/set-up services fees and recognize those fees as the related processing services are performed. For 2009, 2008, and 2007, our: (i) investments in client contracts related to cash incentives were $11.5 million, $2.4 million, and $5.9 million, respectively; and (ii) the deferral of costs related to conversion/set-up services provided under long-term processing contracts were $4.9 million, $1.6 million, and $1.5 million, respectively.

Cash Flows From Financing Activities. We have had limited financing activities over the last several years, and historically, we have not been active in the capital markets. Our financing activities typically consist of various activities with our common stock, which are discussed below. However, during 2009 and 2008 we repurchased $30.0 million and $29.7 million (par value) of our Convertible Debt Securities for $26.7 million and $22.4 million, respectively.

Issuance of Common Stock.

Proceeds from the issuance of common stock for 2009, 2008, and 2007, were $1.5 million, $1.2 million, and $2.2 million, respectively, and relates primarily to employee stock purchase plan purchases in 2009 and 2008 and the exercise of stock options in 2007.

Repurchase of Common Stock.

During 2009, 2008, and 2007, we repurchased shares of our common stock under the guidelines of our Stock Repurchase Program for $3.8 million, $4.0 million, and $307.6 million, respectively. In addition, outside of our Stock Repurchase Program, during 2009, 2008, and 2007, we repurchased from our employees and then cancelled approximately 195,000 shares, 136,000 shares, and 176,000 shares, of our common stock for $2.8 million, $1.8 million, and $4.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheet. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Balance Sheet, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2009, and the future periods in which such obligations are expected to be settled in cash (in thousands).

	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt	$176,876	$4,258	$172,618	$—	$—
Capital and operating leases	43,379	10,826	17,704	8,176	6,673
Purchase obligations	172,496	49,413	60,119	51,139	11,825

Total	$392,751	$64,497	$250,441	$59,315	$18,498

The contractual obligation amount reflected for our long-term debt is based upon the following assumptions: (i) our Convertible Debt Securities are put back to us by the holders at the first put date of June 15, 2011; (ii) upon settlement of the Convertible Debt Securities, our cash obligation will not exceed the principal amount of the Convertible Debt Securities; and (iii) interest paid through the life of the Convertible Debt Securities at a rate of 2.5% per annum. As discussed in Note 6 to our Consolidated Financial Statements, the Convertible Debt Securities can also be put back to us by the holders for cash on June 15, 2016 and 2021, and mature on June 15, 2024. If the Convertible Debt Securities are not put back to us on June 15, 2011, the contractual obligations and commercial commitments in Year 2 would decrease by approximately $168 million, and there would be further contractual obligations and commercial commitments related to long-term debt after Year 2 of up to approximately $224 million.

The operating leases are discussed in Note 9 to our Consolidated Financial Statements. Our purchase obligations consist primarily of our expected minimum base fees under the FDC and Infocrossing service agreements (discussed in Note 9 to our Consolidated Financial Statements), and data communication and business continuity planning services.

Of the total contractual obligations and commercial commitments above, approximately $179 million is reflected on our Consolidated Balance Sheet and approximately $214 million is not.

Off-Balance Sheet Arrangements

None

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•	Cash, Cash Equivalents and Short-term Investments. As of December 31, 2009, we had cash, cash equivalents, and short-term investments of $198.4 million.

•	Operating Cash Flows. As described in the “Liquidity” section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities.

•

Revolving Credit Facility. We had a five-year, $100 million senior secured revolving credit facility with a syndicate of U.S. financial institutions that expired in September 2009. Historically, we have not relied on a revolving credit facility as a key source of capital, evidenced by the fact we had no borrowings against the revolving credit facility during the five years it was outstanding. Although we currently do not believe a revolving credit facility is a critical source of capital for us in the near term, we are currently evaluating our options for a new revolving credit facility as part of our regular long-term capital planning efforts.

Uses of Capital Resources. Below are the key items to consider in assessing our uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past. During 2009, we repurchased 250,000 shares of our common stock for $3.8 million (weighted-average price of $15.13 per share). As of December 31, 2009, we have 5.7 million shares authorized for repurchase remaining under our Stock Repurchase Program. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Acquisitions. We have made five acquisitions in the last four years. Besides the cash paid at the date the acquisition closes, some acquisitions may include the payment of additional cash related to contingent purchase price payments. As discussed in Note 3 to our Consolidated Financial Statements, as of December 31, 2009, we have accrued $2.3 million for contingent purchase price payments related to 2009 to be made in the first quarter of 2010. In addition, in the future, we could potentially be paying up to $2.0 million in contingent purchase price payments related to 2010 in connection with the Quaero acquisition.

•

Capital Expenditures. In 2009, we spent $40.3 million on capital expenditures. At this time, we expect our 2010 capital expenditures to be approximately $15 million, with approximately $3 million related to hardware and infrastructure items necessary to setup and replicate the new computing environment at Infocrossing, as discussed earlier. The remainder of our expected capital expenditures will consist principally of hardware and software infrastructure to support our clients’ expanding business needs, and statement production equipment to continue to offer enhanced functionalities to our clients. As of December 31, 2009, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During 2009, we made client incentive payments of $11.5 million. As of December 31, 2009, we did not have any material commitments for investments in client contracts which are payable by us only upon the successful conversion of certain additional customer accounts to our processing solutions.

•

Long-Term Debt. Our Convertible Debt Securities are callable by us for cash, on or after June 20, 2011, at a redemption price equal to 100% of the par value of the Convertible Debt Securities, plus accrued interest. The Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, as defined in the Convertible Debt Securities bond indenture, at a repurchase price equal to 100% of the par value of the Convertible Debt Securities, plus any accrued interest. The Convertible Debt Securities are also convertible under specified conditions. Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the $170.3 million par value of the Convertible Debt Securities; and (ii) to the extent our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. During the next twelve months, there are no call or put options available, and we do not expect the occurrence of any conversion triggers. As a result, during the next twelve months and based upon the December 31, 2009 par value, we expect our required debt service cash outlay related to the Convertible Debt Securities to be limited to annual interest payments of $4.3 million.

If the Convertible Debt Securities are put back to us on June 15, 2011, we will have to settle the following obligations in cash: (i) $170.3 million par value; and (ii) approximately $42 million of deferred tax liabilities related to the outstanding securities.

As noted above, during 2009, we voluntarily repurchased $30.0 million (par value) of our Convertible Debt Securities for $26.7 million. This represents a weighted-average purchase price of approximately 88% of par value for the bonds we repurchased, and represents a pre-tax yield to us of approximately 8.5%, assuming these bonds were to be retired at the first put or call date in June 2011. We will continue to track and evaluate the trading activity and valuations around our Convertible Debt Securities for possible future buying opportunities.

In summary, we expect to continue to make material investments in client contracts, capital equipment, and R&D. We expect to continue to evaluate the possibility of debt and equity repurchases in the future which includes actively evaluating options as it relates to the refinancing of our debt, considering the fact that there is a put option available to the bondholders in June 2011. In addition, as part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that our current cash and short-term investments balance, together with cash expected to be generated from future operating activities, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We also believe we could obtain additional capital through other debt sources which may be available to us if deemed appropriate.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings. “Earnings” is defined as income from continuing operations before income taxes, plus fixed charges. “Fixed charges” consist of interest expense (including the amortization of original issue discount and deferred financing costs) and the estimated interest component of rental expense. Our consolidated ratio of earnings to fixed charges for 2009 was 4.51:1.00. See Exhibit 12.10 to this document for information regarding the calculation of our ratio of earnings to fixed charges.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2009, we are exposed to market risks related to fluctuations and changes in the market value of our cash equivalents and short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Market Risk Related to Long-Term Debt. The interest rate on the Convertible Debt Securities is fixed, and thus, as it relates to our borrowings under the Convertible Debt Securities, we are not exposed to changes in interest rates. See Note 6 to our Consolidated Financial Statements for additional information related to our long-term debt.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of December 31, 2009 and 2008 were $163.5 million and $83.9 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2009 and 2008 were $34.9 million and $57.3 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. That report appears immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 23, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), now included in FASB Accounting Standards Codification (ASC) 470, Debt, and FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, now included in FASB ASC 260, Earnings per Share, and retrospectively adjusted all periods presented in the consolidated financial statements referred to above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 23, 2010

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$163,489	$83,886
Short-term investments	34,888	57,331

Total cash, cash equivalents and short-term investments	198,377	141,217
Trade accounts receivable-
Billed, net of allowance of $2,036 and $2,999	107,810	120,278
Unbilled and other	9,140	9,210
Deferred income taxes	16,826	12,755
Income taxes receivable	2,114	—
Other current assets	5,112	4,468

Total current assets	339,379	287,928
Property and equipment, net of depreciation of $88,195 and $80,854	56,799	42,594
Software, net of amortization of $40,266 and $36,385	12,157	9,835
Goodwill	107,052	103,971
Client contracts, net of amortization of $122,666 and $112,675	41,407	34,244
Other assets	4,920	6,199

Total assets	$561,714	$484,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$29,906	$28,629
Trade accounts payable	26,856	22,943
Accrued employee compensation	26,598	22,997
Deferred revenue	26,307	11,487
Income taxes payable	—	4,301
Other current liabilities	9,314	12,896

Total current liabilities	118,981	103,253

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $12,853 and $24,512	157,447	175,788
Deferred revenue	20,498	9,914
Income taxes payable	5,889	5,132
Deferred income taxes	42,198	20,338
Other non-current liabilities	4,591	5,659

Total non-current liabilities	230,623	216,831

Total liabilities	349,604	320,084

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 7,566,384 and 9,415,691 shares reserved for employee stock purchase plan and stock incentive plans; 35,125,943 and 34,720,191 shares outstanding	636	629
Additional paid-in capital	408,722	400,626
Treasury stock, at cost, 28,456,808 and 28,206,808 shares	(675,623)	(671,841)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	10	241
Unrecognized pension plan losses and prior service costs, net of tax	(919)	(919)
Accumulated earnings	479,284	435,951

Total stockholders’ equity	212,110	164,687

Total liabilities and stockholders’ equity	$561,714	$484,771

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Processing and related services	$464,970	$439,975	$382,070
Software, maintenance and services	35,747	32,082	37,191

Total revenues	500,717	472,057	419,261

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	249,335	226,343	193,135
Software, maintenance and services	26,344	19,007	24,674

Total cost of revenues	275,679	245,350	217,809
Other operating expenses:
Research and development	70,113	67,278	58,342
Selling, general and administrative	59,510	53,857	45,743
Depreciation	20,069	16,194	12,900
Restructuring charges	599	79	630

Total operating expenses	425,970	382,758	335,424

Operating income	74,747	89,299	83,837

Other income (expense):
Interest expense	(5,660)	(7,132)	(6,797)
Amortization of original issue discount	(8,382)	(9,767)	(9,198)
Interest and investment income, net	1,194	4,998	16,529
Gain on repurchase of convertible debt securities	1,468	3,351	—
Other, net	2	15	221

Total other	(11,378)	(8,535)	755

Income from continuing operations before income taxes	63,369	80,764	84,592
Income tax provision	(21,507)	(27,514)	(29,942)

Income from continuing operations	41,862	53,250	54,650

Discontinued operations:
Income from discontinued operations	—	—	547
Income tax benefit	1,471	323	61

Discontinued operations, net of tax	1,471	323	608

Net income	$43,333	$53,573	$55,258

Basic earnings per common share:
Income from continuing operations	$1.22	$1.53	$1.33
Discontinued operations, net of tax	0.04	0.01	0.01

Net income	$1.26	$1.54	$1.34

Diluted earnings per common share:
Income from continuing operations	$1.22	$1.53	$1.33
Discontinued operations, net of tax	0.04	0.01	0.01

Net income	$1.26	$1.54	$1.34

Weighted-average shares outstanding—Basic:
Common stock	33,228	33,207	39,670
Participating restricted stock	1,097	1,602	1,334

Total	34,325	34,809	41,004

Weighted-average shares outstanding—Diluted:
Common stock	33,352	33,240	39,743
Participating restricted stock	1,097	1,602	1,334

Total	34,449	34,842	41,077

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Unrealized Gain (Loss) on Short-Term Investments	Unrecognized Pension Plan Losses and Prior Service Costs	Accumulated Earnings	Total Stockholders’ Equity
BALANCE, January 1, 2007, as previously reported	46,832	$616	$340,564	$(360,259)	$25	$(852)	$337,640	$317,734
Cumulative effect of retroactive restatement for Convertible Debt Securities (Note 2)	—	—	40,714	—	—	—	(12,017)	28,697

BALANCE, January 1, 2007, as restated	46,832	616	381,278	(360,259)	25	(852)	325,623	346,431
Comprehensive income:
Net income	—	—	—	—	—	—	55,258
Unrealized loss on short-term investments, net of tax	—	—	—	—	(10)	—	—
Change in unrecognized pension plan losses, transition amount and prior service costs, net of tax	—	—	—	—	—	417	—
Comprehensive income	—	—	—	—	—	—	—	55,665
Cumulative effect of restatement for income taxes	—	—	—	—	—	—	1,497	1,497
Repurchase of common stock pursuant to Board-approved stock repurchase program	(13,181)	—	—	(307,599)	—	—	—	(307,599)
Issuance of common stock pursuant to employee stock purchase plan	58	—	1,060	—	—	—	—	1,060
Exercise of stock options	74	1	1,091	—	—	—	—	1,092
Tax benefit of employee stock-based compensation plans	—	—	485	—	—	—	—	485
Issuance of restricted common stock pursuant to employee stock-based compensation plans	763	8	(8)	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(94)	(1)	1	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(177)	(2)	(4,023)	—	—	—	—	(4,025)
Stock-based employee compensation expense	—	—	11,102	—	—	—	—	11,102

BALANCE, December 31, 2007	34,275	622	390,986	(667,858)	15	(435)	382,378	105,708
Comprehensive income:
Net income	—	—	—	—	—	—	53,573
Unrealized gain on short-term investments, net of tax	—	—	—	—	226	—	—
Change in unrecognized pension plan losses, transition amount and prior service costs, net of tax	—	—	—	—	—	(484)	—
Comprehensive income	—	—	—	—	—	—	—	53,315
Repurchase of common stock pursuant to Board-approved stock repurchase program	(250)	—	—	(3,983)	—	—	—	(3,983)
Issuance of common stock pursuant to employee stock purchase plan	90	1	1,101	—	—	—	—	1,102
Exercise of stock options	5	—	74	—	—	—	—	74
Tax benefit of employee stock-based compensation plans	—	—	(1,274)	—	—	—	—	(1,274)
Issuance of restricted common stock pursuant to employee stock-based compensation plans	815	8	(8)	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(79)	(1)	1	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(136)	(1)	(1,794)	—	—	—	—	(1,795)
Repurchase of Convertible Debt Securities	—	—	(65)	—	—	—	—	(65)
Stock-based employee compensation expense	—	—	11,605	—	—	—	—	11,605

BALANCE, December 31, 2008	34,720	629	400,626	(671,841)	241	(919)	435,951	164,687

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Unrealized Gain (Loss) on Short-Term Investments	Unrecognized Pension Plan Losses and Prior Service Costs	Accumulated Earnings	Total Stockholders’ Equity
Comprehensive income:
Net income	—	—	—	—	—	—	43,333
Unrealized loss on short-term investments, net of tax	—	—	—	—	(231)	—	—
Comprehensive income	—	—	—	—	—	—	—	43,102
Repurchase of common stock pursuant to Board-approved stock repurchase program	(250)	—	—	(3,782)	—	—	—	(3,782)
Issuance of common stock pursuant to employee stock purchase plan	88	—	1,145	—	—	—	—	1,145
Exercise of stock options	47	—	332	—	—	—	—	332
Tax benefit of employee stock-based compensation plans	—	—	(2,329)	—	—	—	—	(2,329)
Issuance of restricted common stock pursuant to employee stock-based compensation plans	847	8	(8)	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(131)	—	—	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(195)	(1)	(2,779)	—	—	—	—	(2,780)
Repurchase of Convertible Debt Securities	—	—	(897)	—	—	—	—	(897)
Stock-based employee compensation expense	—	—	12,632	—	—	—	—	12,632

BALANCE, December 31, 2009	35,126	$636	$408,722	$(675,623)	$10	$(919)	$479,284	$212,110

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$43,333	$53,573	$55,258
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	20,069	16,194	12,900
Amortization	14,325	16,544	18,643
Amortization of original issue discount	8,382	9,767	9,198
Restructuring charge for abandonment of facilities and impairment of assets	—	—	308
Gain on short-term investments	(600)	(1,813)	(3,305)
Gain on repurchase of convertible debt securities	(1,468)	(3,351)	—
Deferred income taxes	18,492	12,480	10,963
Excess tax benefit of stock-based compensation awards	(145)	(238)	(892)
Stock-based employee compensation	12,632	11,605	11,102
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	12,550	(1,772)	2,849
Other current and non-current assets	(779)	1,729	37
Income taxes payable/receivable	(7,927)	5,369	1,889
Trade accounts payable and accrued liabilities	9,037	934	(4,623)
Deferred revenue	25,158	(6,374)	1,052

Net cash provided by operating activities	153,059	114,647	115,379

Cash flows from investing activities:
Purchases of property and equipment	(40,313)	(21,577)	(20,271)
Purchases of short-term investments	(57,036)	(83,093)	(209,436)
Proceeds from sale/maturity of short-term investments	79,700	36,245	379,008
Acquisition of businesses, net of cash acquired	(6,738)	(54,446)	(65,934)
Acquisition of and investments in client contracts	(16,423)	(4,000)	(7,436)

Net cash provided by (used in) investing activities	(40,810)	(126,871)	75,931

Cash flows from financing activities:
Proceeds from issuance of common stock	1,477	1,175	2,150
Repurchase of common stock	(6,562)	(5,777)	(311,623)
Payments on acquired equipment financing	(992)	(589)	—
Repurchase of convertible debt securities	(26,714)	(22,353)	—
Excess tax benefit of stock-based compensation awards	145	238	892

Net cash used in financing activities	(32,646)	(27,306)	(308,581)

Net increase (decrease) in cash and cash equivalents	79,603	(39,530)	(117,271)
Cash and cash equivalents, beginning of period	83,886	123,416	240,687

Cash and cash equivalents, end of period	$163,489	$83,886	$123,416

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$4,715	$6,231	$6,167
Income taxes	9,463	9,483	16,971

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”), a Delaware corporation, was formed in October 1994 and is based in Englewood, Colorado. We are a provider of customer interaction management solutions to the North American market. We provide fully outsourced customer care and billing solutions to the cable and direct broadcast satellite (“DBS”) industry that combines the reliability and high-volume transaction processing capabilities of an enterprise server platform with the flexibility of client/server architecture. In addition to these critical business support services that we provide to our clients, our solutions also facilitate effective interactions between our clients and their end customers through various touch points, including electronic communication channels such as the Internet, interactive communications channels such as voice and text messaging, and through enhanced print communications. Our solutions help our clients improve their profitability by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions. Recently, we have broadened and enhanced our solutions to not only increase our capabilities within our core communication industry that we currently serve, but to also allow us to provide a greater focus on an increasing number of industries in business-to-consumer areas including utilities, healthcare, home security, financial services, and content distribution. Our combination of solutions, services, and expertise ensure that our clients can rapidly launch new product offerings, improve operational efficiencies, and deliver high-quality customer service in a competitive and ever-changing marketplace. We are a S&P SmallCap 600 company.

The accompanying Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“U.S.”).

We have evaluated all subsequent events that have occurred through February 23, 2010, the date of this report, which is concurrent with the date we filed these financial statements in our Form 10-K with the SEC.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying Consolidated Financial Statements include all of our accounts and our subsidiaries’ accounts. All material intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Consolidated Financial Statements. The preparation of the accompanying Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; and (v) business combinations and asset purchases.

Revenue Recognition. We use various judgments and estimates in connection with the determination of the amount of revenues to be recognized in each accounting period. Our primary revenue recognition criteria include: (i) persuasive evidence of an arrangement; (ii) delivery; (iii) fixed or determinable fees; and (iv) collectibility of fees.

For multiple-element arrangements that are not subject to a higher level of authoritative literature, we evaluate all deliverables in the arrangement to determine whether they represent separate units of accounting. If the deliverables qualify as separate units of accounting, the arrangement consideration is allocated among the separate units of accounting based upon their relative fair values, and applicable revenue recognition criteria are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered for the separate units of accounting. If the deliverables do not qualify as separate units of accounting, the consideration allocable to delivered items is combined with the consideration allocable to the undelivered items, and the appropriate recognition of revenue is then determined for those combined deliverables as a single unit of accounting. For the processing agreements that we have historically evaluated under the guidance of the multiple-element arrangements revenue recognition literature, we have generally concluded that the deliverables do not qualify as separate units of accounting, and thus have treated the deliverables as a single unit of accounting, with the revenue recognized ratably over the term of the processing agreement. The determination of separate units of accounting, and the determination of objective and reliable evidence of fair value of the undelivered items, if applicable, both require judgments to be made by us.

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

For software arrangements that have multiple elements, such as software, maintenance and professional services, we allocate the contract value to the respective elements based on vendor-specific objective evidence (“VSOE”) of their individual fair values. VSOE of fair value for maintenance services is established by pricing the maintenance services based upon a substantive maintenance renewal rate expressed as a consistent percentage of the stipulated license fees. For those software arrangements that have multiple elements for which we do not have VSOE of fair value on one or more of the delivered elements, we allocate the contract value to the respective elements based upon the “residual method”. Under the residual method, the undiscounted fair value of the undelivered elements is deferred and subsequently recognized as they are delivered. Our software arrangements generally do not include implementation services that involve significant production, modification or customization of the software being licensed.

For certain software arrangements, we have agreed to “host” the software on our hardware. In this situation, the hosting services are treated as a separate element of the software arrangement when the client has a contractual right to take possession of the software at any time during the hosting period without incurring a significant penalty, and it is feasible for the client to either run the software on its own hardware or contract with another party unrelated to us to host the software.

Maintenance fees are recognized ratably over the service period. Our maintenance services consist primarily of client and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements. If specified upgrades or enhancements are offered in an arrangement, which is rare, they are accounted for as a separate element of the arrangement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from professional services generally consist of software installation projects with a relatively short duration period. These revenues are generally recognized as the installation work is completed.

Deferred Revenue and Unbilled Accounts Receivable. Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Revenue recognized prior to the scheduled billing date is recorded as unbilled accounts receivable. Deferred revenue as of December 31, 2009 and 2008 relates mainly to our processing and related services, of which a significant portion of the 2009 balance can be attributed to: (i) prepayments for future services; and (ii) fees received to set-up/implement new services for our existing clients’ customers which are being recognized over the term of the clients’ processing arrangements.

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Consolidated Balance Sheets, and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for 2009, 2008, and 2007 was $264.8 million, $251.8 million, and $213.7 million, respectively.

Accounting Pronouncements Adopted. Effective January 1, 2009, we adopted new accounting pronouncements related to the accounting for convertible debt securities and the calculation of our earnings per share. These new accounting pronouncements were required to be applied retrospectively for all periods presented. As a result, the accompanying Consolidated Balance Sheet as of December 31, 2008 and the Consolidated Statements of Income and Cash Flows for the years ended December 31, 2008 and 2007, have been restated.

The new accounting pronouncement related to convertible debt securities requires that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which would include our senior subordinated convertible contingent debt securities due June 15, 2024, (the “Convertible Debt Securities”), be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. The new pronouncement also requires that the original issue discount (“OID”) on the liability component of instruments within its scope be amortized using the interest method over the expected life of a similar liability that does not have an associated equity component (considering the effects of prepayment features other than the conversion option).

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

Upon adopting the new accounting pronouncement related to participating securities, basic EPS is computed by dividing net income available to common stockholders and participating securities (the numerators) by the respective weighted average number of shares outstanding during the period (the denominators) using the two-class method. Under the two-class method, undistributed earnings are allocated among each class of common stock and participating security prior to the calculation of EPS. Diluted EPS is calculated similarly, except that the calculation includes the effect of potentially dilutive stock options and non-participating restricted stock awards. As a result of the implementation of the new accounting pronouncement, we have adjusted our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EPS data presented on the face of the accompanying Consolidated Income Statements retroactively to conform with the provisions in the new accounting pronouncement. See the EPS section below for a reconciliation of the basic and diluted EPS numerators and denominators.

The adoption of the new accounting pronouncement related to our Convertible Debt Securities had the following cumulative effects on our January 1, 2007 stockholders’ equity balances: (i) our accumulated earnings balance was reduced by $12.0 million; and (ii) our additional paid-in capital balance was increased by $40.7 million. The new accounting pronouncement related to participating securities impacts the manner in which basic and diluted EPS is calculated. The adoption of these new accounting pronouncements did not affect our actual or future cash flows. The effects of adopting these new accounting pronouncements on our Consolidated Balance Sheets and Consolidated Statements of Income were as follows:

Consolidated Balance Sheets as of December 31 (in thousands):

	2009		2008
	As Computed Under Prior Accounting	As Reported Under New Accounting	As Originally Reported	As Reported Under New Accounting
Non-current assets (deferred financing costs)	$222,542	$222,335	$197,286	$196,843
Non-current liabilities:
Long-term debt, net of unamortized OID	170,300	157,447	200,300	175,788
Deferred income taxes	37,001	42,198	11,190	20,338
Stockholders’ equity:
Additional paid-in capital	368,970	408,722	359,977	400,626
Accumulated earnings	511,587	479,284	461,679	435,951

Consolidated Statements of Income (in thousands, except per share amounts):

	2009		2008		2007
	As Computed Under Prior Accounting	As Reported Under New Accounting	As Originally Reported	As Reported Under New Accounting	As Originally Reported	As Reported Under New Accounting
Other income (expense):
Interest expense	$(5,841)	$(5,660)	$(7,421)	$(7,132)	$(7,126)	$(6,797)
Amortization of OID	—	(8,382)	—	(9,767)	—	(9,198)
Gain on repurchase of convertible debt securities	3,237	1,468	7,001	3,351	—	—
Income from continuing operations before income taxes	73,339	63,369	93,892	80,764	93,461	84,592
Income tax provision	(24,903)	(21,507)	(32,444)	(27,514)	(33,298)	(29,942)
Income from continuing operations	48,436	41,862	61,448	53,250	60,163	54,650
Earnings per share from continuing operations:
Basic	$1.46	$1.22	$1.85	$1.53	$1.51	$1.33
Diluted	$1.44	$1.22	$1.84	$1.53	$1.50	$1.33

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2009, our cash equivalents consist primarily of commercial paper and institutional money market funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term Investments and Other Financial Instruments. Our financial instruments as of December 31, 2009 and 2008 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments are considered “available-for-sale” and are reported at fair value in our accompanying Consolidated Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Our short-term investments at December 31, 2009 and 2008 consisted of the following (in thousands):

	As of December 31,
	2009	2008
Commercial paper	$31,388	$7,794
Certificates of deposit	3,500	—
Fixed rate corporate securities	—	3,000
Agency discount notes	—	46,537

Total	$34,888	$57,331

All short-term investments held by us as of December 31, 2009 and 2008 have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments were $79.7 million, $36.2 million, and $379.0 million, in 2009, 2008, and 2007, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our cash equivalents and short-term investments measured at fair value (in thousands):

	December 31, 2009			December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$122,942	$—	$122,942	$40,938	$—	$40,938
Commercial paper	—	56,641	56,641	—	31,383	31,383
Agency discount notes	—	—	—	—	53,737	53,737
Certificates of deposit	—	3,500	3,500	—	—	—
Fixed rate corporate securities	—	—	—	—	3,000	3,000

Total	$122,942	$60,141	$183,083	$40,938	$88,120	$129,058

As of December 31, 2009 and 2008, our long-term debt consists of our Convertible Debt Securities (see Note 6). We have chosen not to measure our Convertible Debt Securities at fair value, with changes recognized in earnings each reporting period. As of December 31, 2009 and 2008, the fair value of our Convertible Debt Securities, based upon quoted market prices or recent sales activity, was approximately $169 million and $173 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2009	2008	2007
Balance, beginning of year	$2,999	$1,487	$1,143
Additions/(reductions) to expense	(461)	1,527	231
Write-offs	(507)	(88)	(54)
Other	5	73	167

Balance, end of year	$2,036	$2,999	$1,487

Property and Equipment. Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the shorter of their economic life or the lease term. Depreciation expense is computed using the straight-line method for financial reporting purposes, with the exception of certain statement production equipment, which is depreciated using the units-of-production method. Depreciation expense for all property and equipment is reflected in our accompanying Consolidated Statements of Income separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation for income tax purposes is computed using accelerated methods.

Software. We expend substantial amounts on research and development (“R&D”), particularly for new products and services, or for enhancements of existing products and services. For development of software products that are to be licensed by us, we expense all costs related to the development of the software until technological feasibility is established. Once technological feasibility is established, costs are then capitalized, until the general release of the software. For development of software to be used internally (e.g., processing systems software), we expense all costs prior to the application development stage.

During 2009, 2008, and 2007, we expended $70.1 million, $67.3 million, and $58.3 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2009, 2008, or 2007, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2009 or 2008 accompanying Consolidated Balance Sheets.

Realizability of Long-Lived Assets. We evaluate our long-lived assets, other than goodwill, for possible impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. A long-lived asset is impaired if estimated future undiscounted cash flows associated with that asset are insufficient to recover the carrying amount of the long-lived asset. If deemed impaired, the long-lived asset is written down to its fair value.

Goodwill. We evaluate our goodwill for impairment on an annual basis. In addition, we evaluate our goodwill on a more periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate a potential impairment may have occurred. Goodwill is considered impaired if the carrying value of the reporting unit which includes the goodwill is greater than the estimated fair value of the reporting unit.

Contingencies. We accrue for a loss contingency when: (i) it is probable that an asset has been impaired, or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated. The determination of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for loss contingencies is subject to various judgments and estimates. We do not record the benefit from a gain contingency until the benefit is realized.

Earnings Per Common Share (“EPS”). Basic and diluted EPS amounts are presented on the face of the accompanying Consolidated Statements of Income. The amounts attributed to both common stock and participating restricted stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	2009	2008	2007
Income from continuing operations attributed to:
Common stock	$40,524	$50,800	$52,872
Participating restricted stock	1,338	2,450	1,778

Total	$41,862	$53,250	$54,650

Discontinued operations, net of tax, attributed to:
Common stock	$1,424	$308	$588
Participating restricted stock	47	15	20

Total	$1,471	$323	$608

Net income attributed to:
Common stock	$41,948	$51,108	$53,460
Participating restricted stock	1,385	2,465	1,798

Total	$43,333	$53,573	$55,258

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted stock are as follows (in thousands):

	2009	2008	2007
Weighted-average shares outstanding—Basic:
Common stock	33,228	33,207	39,670
Participating restricted stock	1,097	1,602	1,334

Total	34,325	34,809	41,004

Weighted-average shares outstanding—Diluted:
Common stock	33,352	33,240	39,743
Participating restricted stock	1,097	1,602	1,334

Total	34,449	34,842	41,077

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2009	2008	2007
Basic weighted-average common shares	33,228	33,207	39,670
Dilutive effect of common stock options	26	32	73
Dilutive effect of unvested restricted stock	98	1	—
Dilutive effect of Convertible Debt Securities	—	—	—

Diluted weighted-average common shares	33,352	33,240	39,743

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted stock of 0.2 million, 0.3 million, and 0.3 million, respectively, for 2009, 2008, and 2007, were excluded from the computation of diluted EPS as their effect was antidilutive.

We calculate the potential dilutive effect of our Convertible Debt Securities using the “treasury stock” method. Under the treasury stock method, we experience dilution related to the Convertible Debt Securities only in those quarterly periods in which our average stock price has exceeded the current effective conversion price of $26.77 per share.

Stock-Based Compensation. Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. We measure stock-based compensation cost at the grant date of the award, based on the estimated fair value of the award and recognize the cost (net of estimated forfeitures) over the requisite service period. Benefits of tax deductions in excess of recognized compensation expense, if any, are reported as a financing cash inflow rather than as an operating cash inflow. See Note 11 for further details regarding stock-based compensation.

Income Taxes. We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Comprehensive Income. The components of comprehensive income are reflected in the accompanying Consolidated Statements of Stockholders’ Equity.

Accounting Pronouncements Issued But Not Yet Effective. In October 2009, the FASB issued a new pronouncement related to revenue arrangements with multiple deliverables. This new guidance requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based upon the relative selling price of each deliverable. It also changes the level of evidence of stand-alone selling price required to separate deliverables by allowing a vendor to make its best estimate of the stand-alone selling price of deliverables when more objective evidence of selling price is not available. The pronouncement also prohibits the use of the residual method of allocating arrangement consideration to deliverables, but instead, requires the use of the relative selling price method where the vendor must determine a stand-alone selling price for all deliverables that meet the separation criteria. The pronouncement’s scope is limited to multiple element arrangements, and does not apply to deliverables within the scope of the software revenue recognition rules or other authoritative literature that addresses both separation and allocation. The provisions of this new pronouncement are effective for fiscal years beginning on or after June 15, 2010, and can be adopted prospectively to new or materially modified revenue arrangements entered into or materially modified after the effective date or retrospectively for all periods presented. We are currently evaluating when we will adopt this new pronouncement, as well as the impact that this new guidance will have on our consolidated results of operations and financial condition.

3. Acquisitions

Quaero Corporation. On December 31, 2008, we acquired Quaero Corporation (“Quaero”). Through December 31, 2009, we have made net cash purchase price payments related to the Quaero acquisition of $14.4 million, with $2.2 million of this amount being paid in 2009. Quaero was a marketing services provider with expertise in customer strategy, analytics, and marketing performance management. We acquired Quaero to broaden our solution suite with powerful customer intelligence capabilities, that will further assist our clients in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maximizing the value of their customer interactions. The Quaero acquisition has also allowed us to further diversify our revenue base and extend our reach into new industry verticals including financial services, pharmaceutical/healthcare, media/publishing, travel/hospitality, consumer, and high tech.

In addition to these cash purchase price payments, the Quaero merger agreement, as amended, includes provisions for contingent purchase price payments of up to $2.5 million through the end of 2010, contingent upon meeting various product integration milestones. As of December 31, 2009, we have accrued a contingent purchase price amount of $0.5 million that will be paid in the first quarter of 2010. The remaining $2.0 million of contingent purchase price payments have not been reflected in the Quaero purchase price as of December 31, 2009 due to the uncertainty of payment, and will be recorded as additional purchase price if and when the events associated with the contingencies are resolved or the outcome of the contingencies are determinable beyond a reasonable doubt.

There were no material changes to Quaero’s purchase accounting estimated fair values of assets acquired and liabilities assumed during 2009. The Quaero goodwill amount of $9.4 million as of December 31, 2009 has been assigned to a separate reporting unit within our one reportable segment. The Quaero goodwill and acquired intangible assets are deductible for income tax purposes.

DataProse, Inc. In April 2008, we acquired DataProse, Inc., (“DataProse”) for a total cash purchase price of $40.5 million. DataProse was a provider of statement presentment and direct mail services, assisting over 500 clients across the United States to market through improved billing statements and personalized direct mail. We acquired DataProse to further our objective of helping our clients maximize every customer interaction by both strengthening and broadening our portfolio of output solutions capabilities. Additionally, this acquisition has allowed us to diversify our client base into the utilities, financial services, and telecommunications markets, and add clients in the non-profit sectors of healthcare and higher education.

There were no changes to DataProse’s purchase accounting estimated fair values of assets acquired and liabilities assumed during 2009. The DataProse goodwill amount of $28.7 million as of December 31, 2009 has been assigned to a separate reporting unit within our one reportable segment. DataProse goodwill and acquired intangible assets are deductible for income tax purposes.

Prairie Voice Services, Inc. In 2007, we acquired Prairie Voice Services, Inc., (“Prairie”) which we subsequently renamed CSG Interactive Messaging, Inc., for a total cash purchase price of $49.5 million to date, which includes accrued but not paid contingent purchase price amounts of $1.8 million as of December 31, 2009. We paid contingent purchase price amounts of $3.0 million in 2009. Prairie was a provider of inbound and outbound automated voice, text/SMS, email, and fax messaging services to manage: (i) workforce communications; (ii) collections; (iii) lead generation; (iv) automated order capture; (v) service outage notifications; and (vi) other business functions. We acquired Prairie to extend our capabilities within our core cable and DBS markets, while also providing an established customer base in new industry verticals such as financial services and telecommunications.

ComTec, Inc. In 2007, we acquired ComTec, Inc. (“ComTec”) for a total cash purchase price of $24.9 million. ComTec was a provider of print and electronic statement processing services. We acquired ComTec to maximize customer interaction for clients by expanding our statement processing footprint and capabilities through the addition of enhanced statement production and electronic statement presentation hardware and software technologies. In addition, the acquisition has increased our presence in our core cable and DBS markets, while also providing an established customer base in new industry verticals such as utilities, healthcare, home security, and financial services markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Segment Reporting and Significant Concentration

Segment Information. We have evaluated how our chief operating decision maker has organized our company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2009, we have one reportable segment.

Products and Services. Our primary product offerings include our core customer care and billing solution, ACP, and related services and software products, to include our Intelligent Customer Communications solutions. We generate a substantial percentage of our total revenues by providing our ACP processing, Intelligent Customer Communications, and related software products to the North American cable and DBS markets. We license certain software products (e.g., ACSR, Workforce Express, etc.) and provide our professional services principally to our existing base of customer care and billing clients to enhance the core functionality of ACP, increase the efficiency and productivity of our clients’ operations, and allow clients to effectively roll out new products, such as high-speed-data, telephony, and commercial services, to new and existing markets. Our solutions help our clients improve their profitability by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions.

Geographic Regions. All revenues and long-lived assets are attributable to our operations in North America, primarily the U.S.

General Market Conditions. Over the past few years, the U.S. has experienced a significant economic downturn and difficulties within the financial and credit markets. The timing, duration, and degree of an economic turnaround are uncertain and thus, these adverse economic conditions may continue into the foreseeable future. The possible adverse impacts to companies during these times include a reduction in revenues, decreasing profits and cash flows, distressed or default debt conditions, and/or difficulties in obtaining necessary operating capital. All companies are likely to be impacted by the current economic conditions to a certain degree, including CSG, our clients, and/or key vendors in our supply chain.

Significant Clients and Industry Concentration. Over the past decade, the North American communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, a large percentage of our historical revenues have been generated from our four largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), Time Warner Inc. (“Time Warner”), and Charter Communications, Inc. (“Charter”). Revenues from these clients represented the following percentages of our total revenues for the following years:

	2009	2008	2007
Comcast	24%	27%	27%
DISH	18%	18%	20%
Time Warner	13%	14%	13%
Charter	9%	8%	9%

As of December 31, 2009 and 2008, the percentage of net billed accounts receivable balances attributable to these clients were as follows:

	As of December 31,
	2009	2008
Comcast	19%	30%
DISH	26%	17%
Time Warner	9%	14%
Charter	13%	10%

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

5. Long-Lived Assets

Property and Equipment. Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives (years)	2009	2008
Computer equipment	3-5	$59,344	$35,242
Leasehold improvements	5-10	14,300	13,927
Operating equipment	3-10	59,783	61,226
Furniture and equipment	8	11,549	12,608
Capital projects in process	—	18	445

		144,994	123,448
Less—accumulated depreciation		(88,195)	(80,854)

Property and equipment, net		$56,799	$42,594

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill in 2009 and 2008 is as follows (in thousands):

January 1, 2008 balance	$60,745
Goodwill acquired during period	37,932
Adjustments related to prior acquisitions	5,294

December 31, 2008 balance	103,971
Adjustments related to prior acquisitions	3,081

December 31, 2009 balance	$107,052

The goodwill acquired in 2008 is related to the DataProse and Quaero business acquisitions. The adjustments related to prior acquisitions made in 2009 and 2008 are mainly due to the recording of contingent purchase price payments of $3.4 million in 2009 for the Quaero and Prairie acquisition, and $4.9 million in 2008 for the Prairie and Telution acquisitions.

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist of client contracts and software.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Client Contracts

Client contracts consist of: (i) investments in client contracts; (ii) direct and incremental costs that we have capitalized related to contractual arrangements where we have deferred revenues to convert or set-up client customers onto our outsourced solutions; and (iii) client contracts acquired in business combinations. As of December 31, 2009 and 2008, the carrying values of these assets were as follows (in thousands):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Investments in client contracts(1)	$131,745	$(109,032)	$22,713	$120,326	$(104,636)	$15,690
Capitalized costs(2)	14,371	(5,633)	8,738	8,635	(4,124)	4,511
Acquired client contracts(3)	17,957	(8,001)	9,956	17,958	(3,915)	14,043

Total client contracts	$164,073	$(122,666)	$41,407	$146,919	$(112,675)	$34,244

The aggregate amortization related to client contracts included in our operations for 2009, 2008, and 2007, was as follows (in thousands):

	2009	2008	2007
Investments in client contracts(1)	$4,525	$9,183	$14,420
Capitalized costs(2)	1,077	2,246	1,057
Acquired client contracts(3)	4,087	2,293	856

Total client contracts	$9,689	$13,722	$16,333

(1)	Investments in client contracts consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems. Investments in client contracts related to client incentives are amortized ratably over the lives of the respective client contracts, which as of December 31, 2009, have termination dates that range from 2011 through 2016. Amortization of the investments in client contracts related to client incentives is reflected as a reduction in processing and related services revenues in the accompanying Consolidated Statements of Income.
(2)	Capitalized costs related to the deferral of conversion/set-up services costs are amortized proportionately over the same period that the deferred conversion/set-up services revenues are recognized, and are primarily reflected in cost of processing and related services in the accompanying Consolidated Statements of Income.
(3)	Acquired client contracts represent assets acquired in the Quaero, DataProse, Prairie, ComTec, and Telution business acquisitions. Acquired client contracts are being amortized over their estimated useful lives ranging from ten months to twenty years. Classification of the amortization of acquired client contracts generally follows where the acquired business’ cost of revenues are categorized in the accompanying Consolidated Statements of Income.

The weighted-average remaining amortization period of client contracts as of December 31, 2009 was approximately 55 months. Based on the December 31, 2009 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2010—$10.9 million; 2011—$9.9 million; 2012—$9.1 million; 2013—$4.5 million; and 2014—$3.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software

Software consists of: (i) software and similar intellectual property rights from various business combinations; and (ii) internal use software. As of December 31, 2009 and 2008, the carrying values of these assets were as follows (in thousands):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired software(4)	$44,079	$(38,252)	$5,827	$44,079	$(36,235)	$7,844
Internal use software(5)	8,344	(2,014)	6,330	2,141	(150)	1,991

Total software	$52,423	$(40,266)	$12,157	$46,220	$(36,385)	$9,835

The aggregate amortization related to software included in our operations for 2009, 2008, and 2007, was as follows (in thousands):

	2009	2008	2007
Acquired software(4)	$2,017	$1,789	$1,456
Internal use software(5)	1,894	156	—

Total software	$3,911	$1,945	$1,456

(4)	Acquired software represents the software intangible assets acquired in the Quaero, DataProse, ComTec, Prairie, and Telution business acquisitions (see Note 3), and are being amortized over their estimated useful lives ranging from five to seven years.
(5)	Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of the third-party software licenses. Internal use software is amortized over its estimated useful life ranging from twelve months to five years.

The weighted-average remaining amortization period of the software intangible assets as of December 31, 2009 was approximately 46 months. Based on the December 31, 2009 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2010—$4.5 million; 2011—$4.4 million; 2012—$3.0 million; and 2013—$0.3 million; and 2014—zero.

6. Debt

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Holders of the Convertible Debt Securities can convert their securities: (i) at any time the price of our common stock trades over $34.80 per share (130% of the $26.77 effective conversion price) for a specified period of time; (ii) at any time the trading price of the Convertible Debt Securities fall below 98% of the average conversion value for the Convertible Debt Securities for a specified period of time; (iii) upon us exercising our right to redeem the Convertible Debt Securities at any time after June 20, 2011; (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control (as defined in the Bond Indenture); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. As of December 31, 2009, none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the $170.3 million par value of the Convertible Debt Securities; and (ii) to the extent our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of December 31, 2009, our conversion obligation did not exceed the par value of the Convertible Debt Securities.

During 2009, we repurchased $30 million (par value) of our Convertible Debt Securities for $26.7 million in the open public market, and recognized a gain on the repurchase of $1.5 million. During 2008, we repurchased $29.7 million (par value) of our Convertible Debt Securities for $22.4 million in the open public market, and recognized a gain on the repurchase of $3.4 million. This repurchased debt has been considered extinguished for accounting purposes.

As discussed in Note 2, effective January 1, 2009, we adopted a new accounting pronouncement that required us to refer back to the original issuance of our Convertible Debt Securities in June 2004, and record a $67.6 million OID, which was the amount of the total proceeds of $230 million that was attributable to the convertible equity component of the Convertible Debt Securities. A corresponding amount assigned to the OID was recorded to stockholders’ equity (additional paid-in capital), net of deferred financing costs attributed to the equity component and net of income taxes. The OID is being amortized to book interest expense through June 15, 2011, which is the first date that the Convertible Debt Securities can be put back to us by the holders for cash. As of December 31, after the retrospective application of the new accounting pronouncement, the liability and equity components of the Convertible Debt Securities were as follows (in thousands):

	2009	2008
Liability component:
Principal amount	$170,300	$200,300
Unamortized OID	(12,853)	(24,512)

Net carrying amount	$157,447	$175,788

Equity component (included within additional paid-in capital)	$39,752	$40,649

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective interest rate of the liability component for all periods presented is 8.0%, and the amount of interest expense recognized for the Convertible Debt Securities is as follows (in thousands):

	2009	2008	2007
Coupon interest (at 2.5%)	$4,456	$5,642	$5,750
Amortization of OID	8,382	9,767	9,198

Total	$12,838	$15,409	$14,948

Deferred Financing Costs. As of December 31, 2009, net deferred financing costs related to the Convertible Debt Securities were $0.9 million, and are being amortized to interest expense through the first date the holders of the Convertible Debt Securities can be put back to us (June 15, 2011), or approximately seven years from the date of issuance. The net deferred financing costs are reflected in Other Assets in the accompanying Consolidated Balance Sheets. Interest expense for 2009, 2008, and 2007 includes amortization of deferred financing costs of $0.7 million, $0.9 million, and $0.9 million, respectively. The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on a revolving credit facility, for 2009, 2008, and 2007, was approximately 9%.

7. Income Taxes

Income Tax Provision. Our continuing operations income is from North American sources, principally the U.S. The income tax provision related to continuing operations consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$1,745	$14,159	$17,310
State	940	1,801	1,845

	2,685	15,960	19,155

Deferred:
Federal	16,253	11,012	7,754
State	2,569	542	3,033

	18,822	11,554	10,787

Total income tax provision	$21,507	$27,514	$29,942

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax related to continuing operations is summarized as follows (in thousands):

	2009	2008	2007
Provision at Federal rate of 35%	$22,179	$28,267	$29,608
State income taxes, net of Federal impact	2,281	1,523	3,170
Research and experimentation credits	(2,152)	(1,262)	(1,437)
Other	(801)	(1,014)	(1,399)

Total income tax provision	$21,507	$27,514	$29,942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes. The components of our net deferred income tax assets (liabilities) as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Current deferred income tax assets:
Accrued expenses and reserves	$12,525	$9,050
Stock-based compensation	4,301	3,705

	16,826	12,755

Non-current deferred income tax assets (liabilities):
Purchased research and development	7,254	10,845
Software	(1,200)	(1,058)
Client contracts and related intangibles	(3,949)	2,749
Goodwill	(1,456)	(481)
Net operating loss (NOL) carryforwards	3,213	7,348
Property and equipment	(14,946)	(8,910)
Contingent interest related to Convertible Debt Securities	(40,689)	(36,892)
Deferred revenue	8,014	3,849
Contingent payments	891	886
Other	670	1,326

	(42,198)	(20,338)

Valuation allowance	—	—

Net deferred income tax assets (liabilities)	$(25,372)	$(7,583)

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2009, we believe that between: (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize the benefit of our deferred income tax assets.

As of December 31, 2009 we have: (i) an acquired Federal NOL carryforward of $5.4 million, which will begin to expire in 2020 and can be utilized through 2027; and (ii) state NOL carryforwards of $20.5 million, which will expire beginning in 2010 and ending in 2023. The acquired Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The annual utilization of this Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Uncertainty in Income Taxes. We are required to estimate our income tax liability in each jurisdiction in which we operate, including both Federal and state income taxes. Various judgments and estimates are required in evaluating our tax positions and determining our provisions for income taxes. During the ordinary course of business, there are certain transactions and calculations for which the ultimate income tax determination may be uncertain. In addition, we may be subject to examination of our income tax returns by various tax authorities, which could result in adverse outcomes. For these reasons, we establish a liability associated with unrecognized tax benefits based on estimates of whether additional taxes and interest may be due. This liability is adjusted based upon changing facts and circumstances, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate.

On January 1, 2007, we adopted a new accounting pronouncement related to how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in the financial statements. This pronouncement also specifies how liabilities for uncertain tax position should be classified on the balance sheet. As the result of the adoption of this new guidance, we recognized reductions in our liability for unrecognized income tax benefits related to our continuing operations of $0.3 million and related to our discontinued operations of $1.2 million; with a corresponding increase of $1.5 million to our January 1, 2007 accumulated earnings balance.

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2009	2008
Balance, beginning of year	$4,672	$4,534
Additions based on tax positions related to current year	1,289	1,019
Additions for tax positions of prior years	365	23
Reductions for tax positions of prior years	—	(22)
Lapse of statute of limitations	(2,195)	(882)

Balance, end of year	$4,131	$4,672

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Consolidated Statements of Income. In addition to the $4.1 million and $4.7 million of liability for unrecognized tax benefits as of December 31, 2009 and 2008, respectively, we had $0.4 million and $0.4 million, respectively of income tax-related accrued interest. Included in the liability for unrecognized tax benefits as of December 31, 2009 and 2008, are zero and $1.5 million, respectively, related to our discontinued operations. If recognized, the $4.1 million of unrecognized tax benefits as of December 31, 2009, would favorably impact our effective tax rate in future periods.

We file income tax returns primarily in the U.S. Federal jurisdiction and in various state jurisdictions. As of December 31, 2009, the U.S. Federal statute of limitations has expired for years prior to 2006, and the statute of limitations has expired in our major state jurisdictions of Nebraska, Colorado and Florida for years prior to 1999, 2005, and 2006, respectively.

8. Employee Retirement Benefit Plans

Defined Contribution-Type Plan. We sponsor a defined contribution plan covering substantially all of our employees. Participants may contribute up to 100% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, service-based contributions to the plan. The expense related to matching and service-related contributions for 2009, 2008, and 2007 was $6.4 million, $6.2 million, and $6.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Commitments, Guarantees and Contingencies

Operating Leases. We lease certain office and production facilities under operating leases that run through 2020. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. In addition, we lease certain operating equipment under operating leases that run through 2012. Future aggregate minimum lease payments under these facilities and operating equipment agreements are as follows: 2010—$9.6 million, 2011—$9.5 million, 2012—$7.4 million, 2013—$4.7 million, 2014—$3.5 million, and thereafter—$6.7 million. Total rent expense for 2009, 2008, and 2007, was $12.5 million, $11.3 million, and $9.2 million, respectively.

Service Agreements. We outsource to First Data Corporation (“FDC”) the data processing and related computer services required for the operation of our outsourced processing services. Our ACP proprietary software and other software applications are run in FDC’s facility to obtain the necessary enterprise server computer capacity and other computer and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the FDC facility through a combination of private and commercially-provided networks. Our contract with FDC was scheduled to expire at the end of June 2010, but was recently amended to provide us options to continue the use of certain FDC data center services through December 31, 2010. Under our contract with FDC, we are charged a fixed fee plus a variable fee based on usage and/or actual costs. The total amount paid under the FDC service agreement for 2009, 2008, and 2007 was $53.1 million, $48.3 million, and $45.9 million, respectively.

In December 2008, we entered into an agreement with Infocrossing LLC, a Wipro Limited company (“Infocrossing”) to transition the data processing and related computer services from FDC to Infocrossing prior to the expiration of our FDC contract. The term of the Infocrossing service agreement is five years beginning on the date of full conversion.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2009, we believe we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of December 31, 2009, the indemnification liability was $2.3 million and related principally to indemnifications related to income tax matters. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2009. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

As of December 31, 2009, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2009	2008	2007	2006	1999-2005	Total
Shares repurchased	250	250	13,181	2,485	13,130	29,296
Total amount paid	$3,782	$3,983	$307,599	$63,283	$325,575	$704,222
Weighted-average price per share	$15.13	$15.93	$23.34	$25.46	$24.80	$24.04

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled approximately 5.7 million shares.

In addition to the above mentioned stock repurchases, during 2009, 2008, and 2007, we repurchased and then cancelled approximately 195,000 shares, 136,000 shares, and 176,000 shares for $2.8 million, $1.8 million, and $4.0 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

11. Equity Compensation Plans

Stock Incentive Plans

Summary of Stock Incentive Plans. As of December 31, 2009, we have four stock incentive plans, as summarized below:

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1996 Plan(1)	—	—
1997 Director Plan(2)	—	—
2005 Plan(1)	12,400,000	7,138,778

Total stockholder approved	12,400,000	7,138,778
2001 Plan(3)	3,000,000	1,252

Total	15,400,000	7,140,030

(1)	The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted upon stockholder approval. The 2005 Plan replaced the 1996 Stock Incentive Plan (the “1996 Plan”). No further grants may be made under the 1996 Plan, but any stock awards outstanding under the 1996 Plan remain in effect in accordance with their respective terms. The shares available under the 2005 Plan have been reserved for issuance to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.
(2)	The Stock Option Plan for Non-Employee Directors (the “1997 Director Plan”) was adopted upon stockholder approval. During 2006, the 1997 Director Plan terminated with respect to future grants, but any stock awards outstanding under the 1997 Director Plan remain in effect in accordance with their respective terms.
(3)	The 2001 Stock Incentive Plan (the “2001 Plan”) was adopted without stockholder approval. The shares available under the 2001 Plan have been reserved for issuance to eligible employees of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares available under the 2001 Plan may be granted to key employees of our company or its subsidiaries who are not: (i) officers or directors; (ii) “covered employees” for purposes of Section 162(m) of the Internal Revenue Code; or (iii) persons subject to Section 16 of the Securities Exchange Act of 1934.

Restricted Stock. We generally issue new shares (versus treasury shares) to fulfill restricted stock award grants. Restricted stock awards are generally granted at no cost to the recipient. Historically, our restricted stock awards have vested annually over four years with no restrictions other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions) (“Time-Based Awards”). Unvested Time-Based Awards are typically forfeited and cancelled upon termination of employment with our company. Certain Time-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Time-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for the entire award.

Beginning in 2007, we began issuing restricted stock shares to key members of management that vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives (“Performance-Based Awards”). The structure of the performance goals for the Performance-Based Awards has been approved by our stockholders. The Performance-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Performance-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award is, in-substance, multiple awards.

A summary of our unvested restricted stock activity during 2009 is as follows:

	2009
	Shares	Weighted-Average Grant Date Fair Value
Unvested awards, January 1, 2009	1,614,569	$18.17
Awards granted	846,661	14.48
Awards forfeited/cancelled	(116,996)	16.56
Awards vested	(592,517)	19.29

Unvested awards, December 31, 2009	1,751,717	$16.12

The weighted-average grant date fair value of restricted stock shares granted during 2009, 2008, and 2007, was $14.48 per share, $12.22 per share, and $25.08 per share, respectively. The total market value of restricted stock shares vesting during 2009, 2008, and 2007 was $8.5 million, $5.7 million, and $11.7 million, respectively.

Stock Options. In 2003, we began primarily granting restricted stock awards instead of stock options to employees and non-employee directors under our equity compensation plans. Historically, stock option awards were granted with an exercise price equal to the fair value of our common stock as of the date of grant and typically vested over four years, with a maximum term of ten years. No stock options were awarded during 2009, 2008, or 2007.

A summary of our stock option activity during 2009 is as follows:

	2009		Weighted -Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	347,891	$31.15
Granted	—	—
Exercised	(47,067)	$11.41
Expired	(20,550)	$37.99

Outstanding at December 31, 2009	280,274	$33.96

Options exercisable at December 31, 2009	280,274	$33.96	1.47 Years	$568,015

(1)	The aggregate intrinsic value represents stock options that were in-the-money as of December 31, 2009, and is calculated as the difference between the exercise price of the underlying awards and the closing market price of our common stock as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of stock options exercised, determined as of the date of option exercise, during 2009, 2008, and 2007 was approximately $0.2 million, $0.02 million, and $0.8 million, respectively. Cash received from stock option exercises during 2009, 2008, and 2007 was $0.5 million, $0.1 million, and $1.1 million, respectively.

1996 Employee Stock Purchase Plan

As of December 31, 2009, we had an employee stock purchase plan whereby 958,043 shares of our common stock have been reserved for sale to our employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 2009, 2008, and 2007, 88,368, 90,728, and 57,339 shares, respectively, were purchased under the plan for $1.1 million ($11.25 to $16.46 per share), $1.1 million, ($9.37 to $16.07 per share), and $1.1 million, ($12.51 to $23.63 per share), respectively. As of December 31, 2009, 146,080 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $12.6 million, $11.6 million, and $11.1 million, respectively, for 2009, 2008, and 2007. As of December 31, 2009, there was $17.6 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.3 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2009, 2008, and 2007, of $4.9 million, $4.4 million, and $4.1 million, respectively. The actual income tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for 2009, 2008, and 2007, totaled $3.4 million, $2.2 million, and $4.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2009:
Total revenues	$123,546	$124,836	$124,548	$127,787
Operating income(1)	21,579	19,587	17,307	16,274
Income from continuing operations before income taxes(2)	19,731	16,466	14,097	13,075
Income tax provision	(6,906)	(5,763)	(4,229)	(4,609)
Income from continuing operations(1)(2)	12,825	10,703	9,868	8,466
Discontinued operations, net of tax	—	—	1,471	—
Net income(1)(2)	12,825	10,703	11,339	8,466
Basic earnings per common share:
Income from continuing operations(1)(2)	$0.37	$0.31	$0.29	$0.25
Discontinued operations, net of tax	—	—	0.04	—

Net income	$0.37	$0.31	$0.33	$0.25

Diluted earnings per common share:
Income from continuing operations(1)(2)	$0.37	$0.31	$0.29	$0.24
Discontinued operations, net of tax	—	—	0.04	—

Net income	$0.37	$0.31	$0.33	$0.24

2008:
Total revenues(3)	$113,596	$116,870	$117,980	$123,611
Operating income	23,257	21,893	21,131	23,018
Income from continuing operations before income taxes(4)	20,703	18,753	17,889	23,419
Income tax provision	(7,375)	(6,914)	(5,985)	(7,240)
Income from continuing operations(4)	13,328	11,839	11,904	16,179
Discontinued operations, net of tax	—	—	323	—
Net income(4)	13,328	11,839	12,227	16,179
Basic earnings per common share:
Income from continuing operations(4)	$0.39	$0.34	$0.34	$0.46
Discontinued operations, net of tax	—	—	0.01	—

Net income	$0.39	$0.34	$0.35	$0.46

Diluted earnings per common share:
Income from continuing operations(4)	$0.39	$0.34	$0.34	$0.46
Discontinued operations, net of tax	—	—	0.01	—

Net income	$0.39	$0.34	$0.35	$0.46

(1)	In 2009, we began to transition our data processing and related computer services from FDC to Infocrossing (see Note 9). As a result, during the first, second, third, and fourth quarters of 2009, we incurred expenses of $1.4 million, $2.7 million, $5.1 million, and $6.3 million, respectively, or $0.03, $0.05, $0.10, and $0.12, per diluted share impact, related to these transition efforts.
(2)	The first quarter of 2009 results of operations includes a gain of $1.5 million, or $0.03 per diluted share, related to the repurchase of $15.0 million of our Convertible Debt Securities (see Note 6).
(3)	During 2008, we completed the following acquisitions: (i) DataProse on April 30, 2008; and (ii) Quaero on December 31, 2008 (see Note 3).
(4)	The fourth quarter of 2008 results of operations include a gain of $3.4 million, or $0.07 per diluted share, related to the repurchase of $29.7 million of our Convertible Debt Securities (see Note 6).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2010 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned “Executive Officers of the Registrant” included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2010 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2010 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2010 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2010 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

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

Exhibits are listed in the Exhibit Index on page 79.

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

Date: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD B. REED Donald B. Reed	Chairman of the Board of Directors	February 23, 2010

/s/ PETER E. KALAN Peter E. Kalan	Director, Chief Executive Officer, and President (Principal Executive Officer)	February 23, 2010

/s/ RANDY R. WIESE Randy R. Wiese	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2010

/s/ RONALD COOPER Ronald Cooper	Director	February 23, 2010

/s/ EDWARD C. NAFUS Edward C. Nafus	Director	February 23, 2010

/s/ JANICE I. OBUCHOWSKI Janice I. Obuchowski	Director	February 23, 2010

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Director	February 23, 2010

/s/ FRANK V. SICA Frank V. Sica	Director	February 23, 2010

/s/ DONALD V. SMITH Donald V. Smith	Director	February 23, 2010

/s/ JAMES A. UNRUH James A. Unruh	Director	February 23, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(9)	Revised Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

4.10(7)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.20(7)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

10.01(1)	CSG Systems International, Inc. 1995 Incentive Stock Plan

10.02	Amended and Restated 1996 Employee Stock Purchase Plan, as adopted November 19, 2009

10.03(16)	CSG Systems International, Inc. 1996 Stock Incentive Plan, as amended August 14, 2007

10.04(16)	CSG Systems International, Inc. 2005 Stock Incentive Plan, as amended August 14, 2007

10.05(16)	CSG Systems International, Inc. Performance Bonus Program, as amended August 14, 2007

10.06(16)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15(4)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16(12)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.21*(20)	CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22*(11)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C. effective November 1, 2005

10.22A*(13)	First and Second Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.22B*(17)	Third Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.22C*(18)	Fourth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and EchoStar Satellite L.L.C.

10.22D*(20)	Ninth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.22E(21)	Seventeenth Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.22F*(22)	Tenth and Eleventh Amendment to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23*	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.24*(24)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

Exhibit Number	Description

10.24A*(24)	ComTec Processing and Production Services Agreement

10.24B*(24)	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.39(20)	CSG Systems, Inc. Wealth Accumulation Plan, as amended August 15, 2008

10.40*(6)	Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated August 1, 2003

10.40A*(10)	First Amendment to Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated June 28, 2005

10.40B	Second Amendment to the Third Amended and Restated Services Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated February 21, 2010

10.40C	Fifth Amendment to Service Agreement between First Data Technologies, Inc. and CSG Systems, Inc. dated February 21, 2010

10.41*(24)	Master Computer Services Agreement between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

10.41A*(24)	Work Order for Mainframe Computer Service between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

10.41B*(24)	Work Order for Open Systems Computer Service between Infocrossing, LLC and CSG Systems, Inc. dated December 15, 2008

10.44(3)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.46(19)	Restated Employment Agreement with Robert M. Scott, dated May 29, 2008

10.46A(20)	First Amendment to Restated Employment Agreement with Robert M. Scott, dated August 19, 2008

10.46B(23)	Second Amendment to Restated Employment Agreement with Robert M. Scott dated February 19, 2009

10.47(19)	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.47A(20)	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.48(19)	Restated Employment Agreement with Peter E. Kalan, dated May 29, 2008

10.48A(20)	First Amendment to Restated Employment Agreement with Peter E. Kalan, dated August 19, 2008

10.49(19)	Restated Employment Agreement with Joseph T. Ruble, dated May 29, 2008

10.49A(20)	First Amendment to Restated Employment Agreement with Joseph T. Ruble, dated August 19, 2008

10.50(5)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51(23)	Employment Agreement with Bret C. Griess dated February 19, 2009

10.80(8)	Forms of Agreement for Equity Compensation

10.80A(15)	Forms of Agreement for Equity Compensation

10.80B(14)	Forms of Agreement for Equity Compensation

Exhibit Number	Description

10.80C(16)	Forms of Agreement for Equity Compensation

10.81(20)	Forms of Agreement for Equity Compensation

12.10	Statement regarding computation of Ratio of Earnings to Fixed Charges

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2005.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 31, 2008.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 8, 2009.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.