Form 10-Q
period 2010-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2010-05-10
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Shares of common stock outstanding at May 3, 2010: 34,053,736

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2010

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$165,290	$163,489
Short-term investments	45,455	34,888

Total cash, cash equivalents and short-term investments	210,745	198,377
Trade accounts receivable-
Billed, net of allowance of $2,289 and $2,036	107,167	107,810
Unbilled and other	9,899	9,140
Deferred income taxes	13,038	16,826
Income taxes receivable	2,788	2,114
Other current assets	12,103	9,575

Total current assets	355,740	343,842
Property and equipment, net of depreciation of $93,467 and $88,195	53,252	56,799
Software, net of amortization of $41,474 and $40,266	11,734	12,157
Goodwill	107,537	107,052
Client contracts, net of amortization of $125,515 and $122,666	39,838	41,407
Other assets	8,632	4,920

Total assets	$576,733	$566,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Client deposits	$32,789	$29,906
Trade accounts payable	30,502	26,856
Accrued employee compensation	21,582	26,598
Deferred revenue	32,601	26,307
Other current liabilities	9,618	9,894

Total current liabilities	127,092	119,561

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $41,238 and $12,853	159,166	157,447
Deferred revenue	19,450	20,498
Income taxes payable	4,585	5,889
Deferred income taxes	53,120	42,198
Other non-current liabilities	8,003	8,474

Total non-current liabilities	244,324	234,506

Total liabilities	371,416	354,067

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 34,060,278 and 35,125,943 shares outstanding	640	636
Additional paid-in capital	430,181	408,722
Treasury stock, at cost, 29,956,808 and 28,456,808 shares	(704,963)	(675,623)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	8	10
Unrecognized pension plan losses and prior service costs, net of tax	(897)	(919)
Accumulated earnings	480,348	479,284

Total stockholders’ equity	205,317	212,110

Total liabilities and stockholders’ equity	$576,733	$566,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2010	March 31, 2009
Revenues:
Processing and related services	$122,046	$114,728
Software, maintenance and services	8,217	8,818

Total revenues	130,263	123,546

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	67,004	60,254
Software, maintenance and services	5,968	6,402

Total cost of revenues	72,972	66,656
Other operating expenses:
Research and development	18,512	17,151
Selling, general and administrative	16,534	13,818
Depreciation	5,622	4,240
Restructuring charges	221	102

Total operating expenses	113,861	101,967

Operating income	16,402	21,579

Other income (expense):
Interest expense	(1,548)	(1,573)
Amortization of original issue discount	(2,300)	(2,225)
Gain (loss) on repurchase of convertible debt securities	(10,952)	1,468
Interest and investment income, net	116	482
Other, net	(2)	—

Total other	(14,686)	(1,848)

Income before income taxes	1,716	19,731
Income tax provision	(652)	(6,906)

Net income	$1,064	$12,825

Weighted-average shares outstanding - Basic:
Common stock	33,051	33,070
Participating restricted common stock	743	1,352

Total	33,794	34,422

Weighted-average shares outstanding - Diluted:
Common stock	33,313	33,113
Participating restricted common stock	743	1,352

Total	34,056	34,465

Earnings per common share:
Basic	$0.03	$0.37
Diluted	$0.03	$0.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Year Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$1,064	$12,825
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	5,622	4,240
Amortization	4,111	2,963
Amortization of original issue discount	2,300	2,225
Gain on short-term investments and other	(38)	(192)
(Gain) loss on repurchase of convertible debt securities	10,952	(1,468)
Deferred income taxes	1,433	6,978
Excess tax benefit of stock-based compensation awards	(1,077)	(137)
Stock-based employee compensation	3,009	3,015
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(116)	(11,137)
Other current and non-current assets	(3,110)	(2,229)
Income taxes payable/receivable	(1,246)	(4,495)
Trade accounts payable and accrued liabilities	3,174	(3,065)
Deferred revenue	5,246	6,490

Net cash provided by operating activities	31,324	16,013

Cash flows from investing activities:
Purchases of property and equipment	(4,048)	(10,024)
Purchases of short-term investments	(41,932)	(2,937)
Proceeds from sale/maturity of short-term investments	31,400	24,400
Acquisition of businesses, net of cash acquired	(2,264)	(6,296)
Acquisition of and investments in client contracts	(1,280)	(1,489)

Net cash provided by (used in) investing activities	(18,124)	3,654

Cash flows from financing activities:
Proceeds from issuance of common stock	451	264
Repurchase of common stock	(33,504)	(6,047)
Payments on acquired equipment financing	(285)	(248)
Proceeds from issuance of convertible debt securities	150,000	—
Payments of deferred financing costs	(4,146)	—
Repurchase of convertible debt securities	(124,992)	(13,229)
Excess tax benefit of stock-based compensation awards	1,077	137

Net cash used in financing activities	(11,399)	(19,123)

Net increase in cash and cash equivalents	1,801	544
Cash and cash equivalents, beginning of period	163,489	83,886

Cash and cash equivalents, end of period	$165,290	$84,430

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$852	$142
Income taxes	466	4,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and December 31, 2009, and for the first quarter ended March 31, 2010 and 2009, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. The results of operations for the first quarter ended March 31, 2010 are not necessarily indicative of the expected results for the entire year ending December 31, 2010.

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

Reclassification. Certain prior year amounts have been reclassified to conform to the March 31, 2010 presentation.

Accounting Pronouncements Issued But Not Yet Effective. In October 2009, the FASB issued a new pronouncement related to revenue arrangements with multiple deliverables. This new guidance requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based upon the relative selling price of each deliverable. It also changes the level of evidence of stand-alone selling price required to separate deliverables by allowing a vendor to make its best estimate of the stand-alone selling price of deliverables when more objective evidence of selling price is not available. The pronouncement also prohibits the use of the residual method of allocating arrangement consideration to deliverables, but instead, requires the use of the relative selling price method where the vendor must determine a stand-alone selling price for all deliverables that meet the separation criteria. The pronouncement’s scope is limited to multiple element arrangements, and does not apply to deliverables within the scope of the software revenue recognition rules or other authoritative literature that addresses both separation and allocation. The provisions of this new pronouncement are effective for fiscal years beginning on or after June 15, 2010, and can be adopted prospectively to new or materially modified revenue arrangements entered into or materially modified after the effective date or retrospectively for all periods presented. We are currently evaluating the impact that this new guidance will have on our consolidated results of operations and financial condition, which we expect to adopt on a prospective basis on January 1, 2011.

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the first quarter of 2010 and 2009 was $69.0 million and $67.3 million, respectively.

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2010 and December 31, 2009, include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain cash equivalents are considered “available-for-sale” and are reported at fair value in our accompanying Condensed Consolidated Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Our short-term investments at March 31, 2010, and December 31, 2009, consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Commercial paper	$45,455	$31,388
Certificates of deposit	—	3,500

Total	$45,455	$34,888

All short-term investments held by us as of March 31, 2010, have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments in the first quarter of 2010 and 2009 were $31.4 million and $24.4 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our cash equivalents and short-term investments measured at fair value (in thousands):

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$66,465	$—	$66,465	$122,942	$—	$122,942
Commercial paper	—	116,645	116,645	—	56,641	56,641
Certificates of deposit	—	—	—	—	3,500	3,500

Total	$66,465	$116,645	$183,110	$122,942	$60,141	$183,083

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

As of March 31, 2010, our long-term debt consists of our 2004 Convertible Debt Securities and our 2010 Convertible Notes (see Note 6). As of March 31, 2010 and December 31, 2009, the fair value of our 2004 Convertible Debt Securities, based upon quoted market prices or recent sales activity, was approximately $52 million and $169 million, respectively. As of March 31, 2010, the fair value of our 2010 Convertible Notes, based upon quoted market prices or recent sales activity, was approximately $158 million.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the quarter ended March 31, 2010, we repurchased 1.5 million shares of our common stock under the Stock Repurchase Program for $29.3 million ($19.56 per share). During the quarter ended March 31, 2009, we repurchased 250,000 shares of our common stock under the Stock Repurchase Program for $3.8 million (weighted-average price of $15.13 per share). As of March 31, 2010, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.2 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the first quarter ended March 31, 2010 and 2009 in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans is as follows (in thousands):

	Quarter Ended March 31,
	2010	2009
Shares repurchased	204	161
Total amount paid	$4,165	$2,266

Stock-Based Awards. A summary of our unvested restricted common stock activity during the first quarter ended March 31, 2010, is as follows:

	Quarter Ended March 31, 2010
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,751,717	$16.12
Awards granted	610,830	20.14
Awards forfeited/cancelled	(3,375)	16.22
Awards vested	(588,380)	17.26

Unvested awards, ending	1,770,792	$17.13

Included in the awards granted during the quarter ended March 31, 2010, are performance-based awards for 83,500 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the quarter ended March 31, 2010, are time-based awards, which generally vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the first quarter of 2010 and 2009 of $3.0 million in both periods.

4. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income. The amounts attributed to both common stock and participating restricted common stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended March 31,
	2010	2009
Net Income attributed to:
Common stock	$1,041	$12,321
Participating restricted common stock	23	504

Total	$1,064	$12,825

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended March 31,
	2010	2009
Weighted-average shares outstanding – Basic:
Common stock	33,051	33,070
Participating restricted common stock	743	1,352

Total	33,794	34,422

Weighted-average shares outstanding – Diluted:
Common stock	33,313	33,113
Participating restricted common stock	743	1,352

Total	34,056	34,465

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended March 31,
	2010	2009
Basic weighted-average common shares	33,051	33,070
Dilutive effect of common stock options	29	28
Dilutive effect of non-participating restricted common stock	233	15
Dilutive effect of 2010 Convertible Notes	—	—
Dilutive effect of 2004 Convertible Debt Securities	—	—

Diluted weighted-average common shares	33,313	33,113

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock of 0.2 million for the first quarter of 2010 and 2009, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $24.45 per share. The 2004 Convertible Debt Securities have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $26.77 per share. See Note 6 for additional discussion of our 2010 Convertible Notes and 2004 Convertible Debt Securities.

5. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended March 31,
	2010	2009
Net income	$1,064	$12,825
Other comprehensive income (loss), net of tax, if any:
Change in unrecognized pension plan gains and prior service costs, net of tax	22	—
Unrealized loss on short-term investments	(2)	(145)

Comprehensive income	$1,084	$12,680

6. DEBT

As of March 31, 2010 and December 31, 2009, our long-term debt, net of unamortized original issue discount (“OID”), was as follows (in thousands):

	March 31, 2010	December 31, 2009
Liability component:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $38,055 and zero, respectively	$111,945	$—

2004 Convertible Debt Securities – senior subordinated convertible contingent debt securities; due June 15, 2024; cash interest at 2.5%; net of unamortized OID of $3,183 and $12,853, respectively	47,221	157,447

	159,166	157,447
Current portion of long-term debt	—	—

Total long-term debt	$159,166	$157,447

Equity component (included within additional paid-in capital, net of tax):
2010 Convertible Notes	$23,727	$—
2004 Convertible Debt Securities	38,270	39,752

The OID related to the 2010 Convertible Notes is being amortized to interest expense through March 1, 2017, the maturity date of the 2010 Convertible Notes. The OID related to the 2004 Convertible Debt Securities is being amortized to interest expense through June 15, 2011, which is the first date that the 2004 Convertible Debt Securities can be put back to us by the holders for cash. The effective interest rates of the liability components for the 2010 Convertible Notes and the 2004 Convertible Debt Securities are 7.75% and 8.00%, respectively.

2010 Convertible Notes. On March 1, 2010, we completed an offering of $150 million of 3.0% senior subordinated convertible notes due March 1, 2017 (“2010 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2010 Convertible Notes are unsecured obligations, equal in right of payment to our 2004 Convertible Debt Securities, subordinated to any future senior indebtedness and to any future junior subordinated debt. The 2010 Convertible Notes were issued at a price of 100% of their par value and bear interest at a rate of 3.0% per annum, which is payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2010.

The net proceeds from the sale of the 2010 Convertible Notes were approximately $145 million, after debt issuance costs. We used the net proceeds, along with available cash, cash equivalents and short-term investments, to: (i) repurchase 1.5 million shares of our common stock for $29.3 million ($19.56 per share) under our existing Stock Repurchase Program; and (ii) repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $125.8 million, which included accrued interest of $0.8 million.

The 2010 Convertible Notes are convertible into our common stock, under the specified conditions and settlement terms outlined below, at an initial conversion rate of 40.8998 shares of our common stock per $1,000 par value of the 2010 Convertible Notes, which is equivalent to an initial conversion price of approximately $24.45 per share. The Indenture related to the 2010 Convertible Notes (“Notes Indenture”) includes anti-dilution provisions for the holders such that the conversion rate can be adjusted in the future for certain events, to include stock dividends, the issuance of rights, options or warrants to purchase our common stock at a price below the then-current market price, and certain distributions of common stock, property or rights, options or warrants to acquire our common stock to all or substantially all holders of our common stock. Additionally, the conversion rate may be adjusted prior to the maturity date in connection with the occurrence of specified corporate transactions for a “make-whole” premium as set forth in the Notes Indenture.

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities: (i) at any time the price of our common stock trades over $31.79 per share (130% of the $24.45 effective conversion price) for a specified period of time; (ii) at any time the trading price of the 2010 Convertible Notes falls below 98% of the average conversion value for the 2010 Convertible Notes for a specified period of time; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after September 1, 2016, the holders of the 2010 Convertible Notes can elect to convert their securities at any time, with the settlement occurring on March 1, 2017. As of March 31, 2010, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of March 31, 2010, the value of our conversion obligation did not exceed the par value of the 2010 Convertible Notes.

2004 Convertible Debt Securities. The 2004 Convertible Debt Securities are unsecured, subordinated to any of our future senior indebtedness, and senior to any future junior subordinated debt. The 2004 Convertible Debt Securities were issued at a price of 100% of their par value and bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The 2004 Convertible Debt Securities are callable by us for cash, on or after June 20, 2011, at a redemption price equal to 100% of the par value of the 2004 Convertible Debt Securities, plus accrued interest. The 2004 Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, as defined in the 2004 Convertible Debt Securities bond indenture (“Bonds Indenture”), at a repurchase price equal to 100% of the par value of the 2004 Convertible Debt Securities, plus any accrued interest.

The 2004 Convertible Debt Securities are convertible into our common stock, under the specified conditions and settlement terms outlined below, at a conversion rate of 37.3552 shares per $1,000 par value of the 2004 Convertible Debt Securities, which is equal to an effective conversion price of $26.77 per share. The Bonds Indenture includes anti-dilution provisions for the holders such that the conversion rate (and thus, the effective conversion price) can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases by us of our common stock pursuant to a self-tender offer or exchange offer.

Holders of the 2004 Convertible Debt Securities can convert their securities: (i) at any time the price of our common stock trades over $34.80 per share (130% of the $26.77 effective conversion price) for a specified period of time; (ii) at any time the trading price of the 2004 Convertible Debt Securities falls below 98% of the average conversion value for the 2004 Convertible Debt Securities for a specified period of time; (iii) upon us exercising our right to redeem the 2004 Convertible Debt Securities at any time after June 20, 2011; (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control (as defined in the Bonds Indenture); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. As of March 31, 2010, none of the contingent conversion features have been achieved, and thus, the 2004 Convertible Debt Securities are not convertible by the holders.

Upon conversion of the 2004 Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2004 Convertible Debt Securities that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of March 31, 2010, the value of our conversion obligation did not exceed the par value of the 2004 Convertible Debt Securities.

In March 2010, we repurchased $119.9 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $125.8 million, which included accrued, but unpaid interest of $0.8 million. We recognized a non-cash loss on the repurchase of approximately $11 million, after the write-off of a proportional amount of deferred financing costs. This debt has been considered extinguished for accounting purposes.

As a result of the repurchase of our 2004 Convertible Debt Securities in the first quarter of 2010 and the repurchases we made during 2009, beginning in 2014, we will have to pay cash of approximately $26 million ratably over five years related to the deferred tax liabilities associated with the repurchased securities. In addition, if the remaining 2004 Convertible Debt Securities are put back to us on June 15, 2011, in 2011, we will have to settle in cash approximately $12 million of deferred tax liabilities associated with the outstanding securities.

Deferred Financing Costs. As of March 31, 2010, net deferred financing costs related to the 2010 Convertible Notes were $3.7 million, and are being amortized to interest expense through maturity (March 1, 2017). As of March 31, 2010, net deferred financing costs related to the 2004 Convertible Debt Securities were $0.2 million, and are being amortized to interest expense through the first date the holders of the 2004 Convertible Debt Securities can be put back to us (June 15, 2011). The net deferred financing costs are reflected in Other Assets in the accompanying Condensed Consolidated Balance Sheets. Interest expense for the quarter ended March 31, 2010 and 2009 includes amortization of deferred financing costs of $0.2 million in both periods.

7. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the quarter ended March 31, 2010 were as follows (in thousands):

January 1, 2010, balance	$107,052
Adjustments related to prior acquisitions	485

March 31, 2010, balance	$107,537

The adjustments related to prior acquisitions are mainly due to the recording of a contingent purchase price payment of $0.5 million associated with the Quaero acquisition.

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of March 31, 2010 and December 31, 2009, the carrying values of these assets were as follows (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$165,353	$(125,515)	$39,838	$164,073	$(122,666)	$41,407
Software	53,208	(41,474)	11,734	52,423	(40,266)	12,157

Total	$218,561	$(166,989)	$51,572	$216,496	$(162,932)	$53,564

The total amortization expense related to intangible assets for the first quarter of 2010 and 2009 was $3.9 million and $2.8 million, respectively. Based on the March 31, 2010 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2010 – $15.7 million; 2011 – $14.5 million; 2012 – $12.0 million; 2013 – $4.7 million; and 2014 – $3.4 million.

8. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2010, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of March 31, 2010, the indemnification liability was $2.3 million and related principally to indemnifications related to income tax matters. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2010. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto (our “Financial Statements”) included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009 (our “2009 10-K”).

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

Company Overview

Our Company. We are a leading provider of customer interaction management solutions to the North American market. We provide fully outsourced customer care and billing solutions to the cable and direct broadcast satellite (“DBS”) industry that combine the reliability and high-volume transaction processing capabilities of an enterprise server platform with the flexibility of client/server architecture. In addition to these critical business support services that we provide to our clients, our Intelligent Customer Communications solutions facilitate effective interactions between our clients and their end customers through various touch points, including electronic communication channels such as the Internet, interactive communications channels such as voice and text messaging, and through enhanced print communications.

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

Recently, we have broadened and enhanced our Intelligent Customer Communication solutions to not only increase our capabilities to our existing clients, but to also expand these services into new industries, including utilities, healthcare, home security, financial services, and content distribution. These are industries where companies require solutions that foster relevant interactions with customers that result in increased customer satisfaction and revenues. This approach has helped us to diversify our revenue base. During the first quarter of 2010, 84% of our revenues came from the cable and DBS industry, whereas three years ago, nearly all of our revenues came from the cable and DBS industry. The shift in revenue mix has primarily been achieved through acquisitions, which has expanded the capabilities of our Intelligent Customer Communications solutions, and provided us new markets to penetrate.

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

General Market Conditions. Over the past few years, the U.S. has experienced a significant economic downturn and difficulties within all industry sectors, but in particular, the financial and credit markets. While these adverse economic conditions appear to be easing, our sales cycles continue to be extended and revenues related to our clients’ discretionary spending for such things as special project work, marketing activities, new product sales, and software and professional services projects continue to be negatively impacted.

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

Management Overview of Quarterly Results

First Quarter Highlights. A summary of our results of operations for the first quarter of 2010, when compared to the first quarter of 2009, is as follows (in thousands, except per share amounts and percentages):

	Quarter March 31,
	2010	2009
Revenues	$130,263	$123,546
Customer Accounts (end of period)	48,975	45,379
Operating Results:
Operating Income	$16,402	$21,579
Operating Income Margin	12.6%	17.5%
Diluted EPS	$0.03	$0.37
Supplemental Data:
Data center transition expenses	$7,717	$1,389
Stock-based compensation	3,009	3,015
Amortization of acquired intangible assets	1,164	1,381
Amortization of OID	2,300	2,225
(Gain) loss on repurchase of convertible debt securities	10,952	(1,468)

Revenues. Our revenues for the first quarter of 2010 were $130.3 million, up 5.4% when compared to $123.5 million for the same period in 2009, with the increase entirely a result of organic growth factors.

Operating Results. Operating income for the first quarter of 2010 was $16.4 million, or a 12.6% operating income margin percentage, compared to $21.6 million, or a 17.5% operating income margin percentage, for the first quarter of 2009. These decreases in operating income and operating income margin percentage are related to the $6.3 million increase in quarterly data center transition expenses between years, which resulted in a negative 4.8 percentage point decrease in our operating income margin percentage. See the Data Center Transition Expenses section below for further discussion of these expenses.

Diluted EPS. Diluted EPS the first quarter of 2010 was $0.03 per diluted share, which compares to $0.37 per diluted share for the first quarter of 2009. This year-over-year decrease can be attributed primarily to the following items:

•

a negative impact of $0.23 related to an $11.0 million loss, or $0.20 per diluted share impact, on the repurchase of our convertible debt securities incurred in the first quarter of 2010, as compared to a $1.5 million gain, or $0.03 per diluted share impact that occurred in the first quarter of 2009 for similar debt repurchases; and

•	a negative impact of $0.11 related to the $6.3 million increase in quarterly data center transition expenses between years.

Balance Sheet and Cash Flows. As of March 31, 2010, we had cash, cash equivalents, and short-term investments of $210.7 million, as compared to $198.4 million as of December 31, 2009. We continue to generate strong cash flows from operations. Cash flows from operating activities for the first quarter of 2010 were $31.3 million, compared to $16.0 million for the first quarter of 2009, with the increase primarily attributed to favorable changes in operating assets and liabilities, discussed in further detail below.

Capital Structure Changes. On March 1, 2010, we completed an offering of $150.0 million (par value) of 3.0% senior subordinated convertible notes due March 1, 2017. Concurrent with the receipt of net proceeds from the 2010 Convertible Notes of approximately $145 million, we repurchased 1.5 million shares of our common stock for $29.3 million ($19.56 per share) under our existing Stock Repurchase Program. See Notes 3 and 6 to our Financial Statements for additional information related to our share repurchases and long-term debt.

On March 22, 2010, we repurchased $119.9 million (par value) of our 2004 Convertible Debt Securities from one holder, for a total purchase price of $125.0 million. As of March 31, 2010, $50.4 million (par value) of our 2004 Convertible Debt Securities remain outstanding.

These capital structure changes allowed us to significantly reduce the level of debt that was subject to repayment in June 2011, and extended the term of a substantial portion of our long-term debt from 2011 to 2017.

Significant Client Relationships

Client Concentration. Approximately two-thirds of our total revenues are generated from our four largest clients, which include Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Comcast	24%	24%	25%
DISH	18%	18%	18%
Time Warner	12%	13%	13%
Charter	10%	10%	9%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	March 31, 2010	December 31, 2009	March 31, 2009
Comcast	24%	19%	24%
DISH	17%	26%	28%
Time Warner	11%	9%	13%
Charter	12%	13%	9%

See our 2009 10-K for additional discussion of our business relationships with the above mentioned significant clients.

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

Data Center Transition

We currently utilize First Data Corporation (“FDC”) to provide the data center computing environment for the delivery of most of our customer care and billing services and related solutions under a contract that was scheduled to expire at the end of June 2010, but was recently amended to provide us options to continue the use of certain FDC data center services through December 31, 2010. FDC has provided these data center services to us since the inception of our company in 1994.

In December 2008, we entered into an agreement with Infocrossing LLC (“Infocrossing”), a Wipro Limited company, to transition these outsourced data center services from FDC to Infocrossing prior to the expiration of the FDC contract term. The term of the Infocrossing agreement is five years beginning on the date of full conversion of our computing environment from FDC to Infocrossing. We are changing data center providers to partner with a global provider that focuses on data center operations in greater scale, and as their core business focus. This allows us to further improve the delivery of our solutions while benefiting from an improved cost structure.

We began our transition efforts to the new Infocrossing data center in the first quarter of 2009, and expect to substantially complete the transition project in mid-2010. We are tracking the expenses attributable to our decision to change data center service providers separately, as these expenses are not considered reflective of our recurring core business operating results. These expenses relate primarily to our efforts to set-up, replicate, transition, and operate the computing environment at Infocrossing, while maintaining and operating the computing environment at the FDC data center. The network and computing environment will be transitioned from FDC to Infocrossing in various planned stages over the project period, requiring us to incur certain costs to operate two separate data centers. This staged and replicated data center approach was designed to mitigate the risk of disruption to our clients during the transition period, but does result in certain cost inefficiencies during the transition period due to such things as redundant data processing costs, accelerated and redundant hardware- and software-related purchases, and costs incurred to maintain communications and data integrity between the two data center locations.

During the first quarter of 2010 and 2009, we incurred $7.7 million and $1.4 million (pretax impact), respectively, of expenses related to these transition efforts, or approximately $0.14 and $0.03 per diluted share negative impact. These expenses include such things as the following: (i) equipment- and software-related costs; (ii) data communications and data processing costs; and (iii) labor and third-party consulting fees for the transition team. These data center transition expenses are included in the following captions in the Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended
	March 31, 2010	March 31, 2009
Cost of processing and related services	$6,395	$1,389
Depreciation	1,322	—

Total data center transition expenses	$7,717	$1,389

Additionally, during the first quarter of 2010 and 2009, we spent approximately $1 million in each quarter on capital expenditures related to network and computer equipment needed to set-up and replicate the computing environment at the new Infocrossing data center location.

For the full year 2010, we estimate that the data center transition expenses will be approximately $23 million to $24 million (pretax impact), or approximately $0.45 to $0.47 per diluted share negative impact, and are expected to have a negative impact of approximately $13 million on our 2010 cash flows from operations. Additionally, we expect our full year 2010 capital expenditures related to the data center transition to be approximately $3 million. These amounts are based on the best available estimates at this time and may fluctuate up or down as we continue to execute on our transition plan.

The Infocrossing agreement, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended
	March 31, 2010	March 31, 2009
Cost of processing and related services	$762	$922
Cost of software, maintenance and services	192	195
Research and development	410	419
Selling, general and administrative	1,645	1,479

Total stock-based compensation expense	$3,009	$3,015

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

We have identified the most critical accounting policies that affect our financial condition and the results of our operations. Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; and (v) business combinations and asset purchases. These critical accounting policies, as well as our other significant accounting policies, are discussed in greater detail in our 2009 10-K.

Results of Operations

Total Revenues. Total revenues for the first quarter of 2010 increased 5.4% to $130.3 million, from $123.5 million for the first quarter of 2009. This increase is entirely a result of organic growth factors.

The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the first quarter of 2010 increased 6.4% to $122.0 million, from $114.7 million for the first quarter of 2009. The quarterly increase in processing and related services revenues can be entirely attributed to organic growth resulting from: (i) conversions of customer accounts onto our solutions during the second half of 2009; and to a lesser degree, (ii) continued adoption and use of our advanced customer interaction management solutions.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets (reflected as a reduction of processing and related services revenues) for the first quarter of 2010 and 2009 was $1.6 million and $1.0 million, respectively.

•

Total customer accounts processed on our solutions as of March 31, 2010, were 49.0 million, compared to 45.4 million as of March 31, 2009, and 48.6 million as of December 31, 2009. The year-over-year increase is attributed to the 3.1 million customer accounts we converted onto our solutions during the second half of 2009.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the first quarter of 2010 decreased 6.8% to $8.2 million, from $8.8 million for the first quarter of 2009. The decrease in software, maintenance and services revenues is due to lower professional services revenue as a result of the completion of certain consulting projects in 2009.

Total Expenses. Our operating expenses for the first quarter of 2010 were $113.9 million, up 11.7% when compared to $102.0 million for the same period in 2009. This year-over-year increase can be attributed to the following items:

•

Approximately one-half of this year-over-year increase can be attributed to the $6.3 million increase in our data center transition expenses. During the first quarter of 2010, we incurred $7.7 million of costs related to our data center transition efforts, as compared to $1.4 million of expense in the first quarter of 2009. See the Data Center Transition Expenses section for a further discussion of these efforts.

•	Approximately one-third of this year-over-year increase can be attributed to increased employee-related expense.

The components of total expenses are discussed in more detail below.

Cost of Revenues. See our 2009 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the first quarter of 2010 increased 11.2% to $67.0 million, from $60.3 million for the first quarter of 2009. Of this $6.7 million increase, $6.3 million is attributed to the data center transition efforts.

Total processing and related services cost of revenues as a percentage of our processing and related services revenues for the first quarter of 2010 and 2009 was 54.9% and 52.5%, respectively. The increase in processing and related services cost of revenues as a percentage of our processing and related services revenues is attributed to the increased data center transition expenses, which had a negative impact for the first quarter of 2010 and 2009 of 5.2 percentage points and 1.2 percentage points, respectively.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the first quarter of 2010 decreased 6.8% to $6.0 million, from $6.4 million for the first quarter of 2009. This decrease is a result of a reduction in personnel and related costs assigned internally to software maintenance and consulting projects.

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the first quarter of 2010 and 2009 were 72.6%. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of solutions. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software and maintenance, professional services as a percentage of our software, maintenance and services revenues will likely occur between periods.

R&D Expense. R&D expense for the first quarter of 2010 increased 7.9% to $18.5 million, from $17.2 million for the first quarter of 2009. As a percentage of total revenues, R&D expense was 14.2% for the first quarter of 2010, compared to 13.9% for the first quarter of 2009. We did not capitalize any internal software development costs during the first quarter ended March 31, 2010 and 2009.

Over the past few years, our R&D efforts have been focused on the continued evolution of our solutions, both functionally and architecturally, in response to market demands that our solutions have certain functional features and capabilities, as well as architectural flexibilities (such as service oriented architecture, or SOA). This evolution will result in the modularization of certain functionality that historically has been tightly integrated within our solution suite, which will allow us to respond more quickly to required changes to our solutions and provide greater interoperability with other computer systems. Although our primary value proposition to our clients will continue to be the breadth and depth of our integrated solutions, these R&D efforts will also allow us to separate certain product components so as to allow such components to be marketed on a stand-alone basis where a specific client requirement and/or business need dictates, including the use of certain solutions across non-CSG customer care and billing solutions. Additionally, our R&D efforts include creating an integrated suite of customer interaction management solutions that provide additional customer insight, communications channels, and an enhanced customer experience across all delivery vehicles, whether that be more traditional methods like print or more interactive means like electronic and digital communications. Our customer interaction management solutions are aimed at both of our core cable/DBS market as well as new verticals such as utilities, healthcare, home security, financial services, and content distribution.

At this time, we expect our future R&D efforts to continue to focus on similar tasks as noted above. Additionally, we expect that the percentage of our total revenues invested in R&D to be relatively consistent with the most recent quarters, with the level of our R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the first quarter of 2010 increased 19.7% to $16.5 million, from $13.8 million for the first quarter of 2009. This increase in SG&A expense is attributed primarily to: (i) increased employee-related expense as a result of certain management changes; and (ii) additional outside consulting costs. As a percentage of total revenues, SG&A expense was 12.7% for the first quarter of 2010, compared to 11.2% for the first quarter of 2009. SG&A expense for the third and fourth quarters of 2009 were 12.1% and 12.2%, respectively, more in-line with the current quarter. Going forward, we expect that our SG&A expense will be relatively consistent with the second half of 2009.

Depreciation Expense. Depreciation expense for the first quarter of 2010 increased 32.6% to $5.6 million, from $4.2 million for the first quarter of 2009. Included in the first quarter of 2010 amount is $1.3 million of depreciation expense related to our data center transition efforts, discussed earlier, which accounts for nearly all of the year-over-year increase.

Operating Income. Operating income and operating income margin for the first quarter of 2010 was $16.4 million, or 12.6% of total revenues, compared to $21.6 million, or 17.5% of total revenues for the first quarter of 2009. The decrease in operating income and operating income margin between years can be attributed to the data center transition expenses, which had a negative impact of 5.9 percentage points and 1.1 percentage points, respectively, on our operating income margin percentage for the first quarter of 2010 and 2009. Absent this impact, operating income margin would have been relatively consistent between years.

Gain (loss) on Repurchase of Convertible Debt Securities. As discussed earlier, in the first quarter of 2010, we repurchased $119.9 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $125.8 million, which included accrued interest of $0.8 million. As a result of this transaction, we recognized a non-cash loss on the repurchase of $11.0 million (pretax impact), or $0.20 per diluted share. In the first quarter of 2009, we repurchased $15.0 million (par value) of our Convertible Debt Securities for $13.2 million, which resulted in a non-cash gain of $1.5 million (pretax impact), or $0.03 per diluted share.

Income Tax Provision. The effective income tax rates for the first quarter of 2010 and 2009 were 38% and 35%, respectively. The higher effective income tax rate for the first quarter of 2010 is due to a delay in the recognition of certain anticipated tax credits. We expect to realize these tax benefits in later quarters, so for the full year 2010 we estimate that our overall effective tax rate will be approximately 35%.

During 2009, the Internal Revenue Service (“IRS”) commenced an examination with respect to our Federal income tax returns filed for fiscal years 2006 and 2007. We regularly assess the likelihood of outcomes resulting from these types of examinations to determine the adequacy of our income tax provision and believe that we are adequately reserved for any potential adjustment that may result from the current examination, and therefore do not expect the results of the examination to have a significant negative impact to our results of operations. Should any of the factors considered in determining the adequacy of this liability change significantly, an adjustment to the liability may be necessary. Because of the potential significance of these issues, such an adjustment could be material.

Liquidity

Cash and Liquidity

As of March 31, 2010, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $210.7 million, compared to $198.4 million as of December 31, 2009. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to essentially all of our cash, cash equivalents, and short-term investment balances.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, amortization of OID, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2009 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2009:
March 31	$30,449	$(14,436)	$16,013
June 30	29,658	13,895	43,553
September 30	30,593	7,289	37,882
December 31	24,320	31,291	55,611
2010:
March 31	27,376	3,948	31,324

We believe the above table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items. As the table above illustrates, the operations portion of our cash flows from operating activities remains relatively consistent between periods. The variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in the balances of key operating assets and liabilities between March 31, 2010, and December 31, 2009, that impacted our cash flows from operating activities, are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2009:
March 31	$133,041	$(2,831)	$130,210	58
June 30	112,612	(2,148)	110,464	58
September 30 114	114,403	(2,079)	112,324	54
December 31	109,846	(2,036)	107,810	50
2010:
March 31	109,456	(2,289)	107,167	51

The changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

Accrued Employee Compensation

Accrued employee compensation decreased $5.0 million, from $26.6 million as of December 31, 2009 to $21.6 million as of March 31, 2010 primarily as a result of the payment of the 2009 management incentive bonuses in March 2010, offset to a certain extent by the accrual of one-fourth of the estimated 2010 management incentive bonuses and the increase in accrued salaries as a result of the timing of payroll.

Deferred Revenue

Total deferred revenue (current and non-current) increased $5.3 million, from $46.8 million as of December 31, 2009 to $52.1 million as of March 31, 2010, mainly as a result of annual facility management and software maintenance billings.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. During the first quarter of 2010 and 2009, our cash flows from investing activities also included cash payments related to our prior year acquisition activities.

Purchases/Sales of Short-term Investments. During the first quarter of 2010 and 2009, we purchased $41.9 million and $2.9 million, respectively, and sold (or had mature) $31.4 million and $24.4 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the first quarter of 2010 and 2009, for property and equipment, and investments in client contracts were as follows (in thousands):

	Quarters Ended March 31,
	2010	2009
Property and equipment	$4,048	$10,024
Client contracts	1,280	1,489

Of the $4.0 million spent on capital expenditures during the first quarter of 2010, approximately $1 million was related to our data center transition efforts. The remaining expenditures consisted principally of investments in: (i) statement production equipment; and (ii) computer hardware, software, and related equipment.

The investments in client contracts for the first quarter of 2010 and 2009 relate to client incentive payments ($0.6 million and $0.4 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($0.7 million and $1.1 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our convertible debt.

Repurchase of Common Stock. During the first quarter of 2010 and 2009 we repurchased 1.5 million and 250,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $29.3 million and $3.8 million, respectively. In addition, outside of our Stock Repurchase Program, during the first quarter of 2010 and 2009, we repurchased from our employees and then cancelled approximately 204,000 shares and 161,000 shares of our common stock for $4.2 million and $2.3 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term debt. In March 2010, we completed an offering of our 2010 Convertible Notes, as discussed in greater detail in Note 6 to our Financial Statements. We used a portion of the $145 million net proceeds from the offering to repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for $125.0 million. In connection with the issuance of the convertible notes, we incurred debt issuance costs of $4.1 million.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•	Cash, Cash Equivalents and Short-term Investments. As of March 31, 2010, we had cash, cash equivalents, and short-term investments of $210.7 million.

•	Operating Cash Flows. As described in the “Liquidity” section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities.

Uses of Capital Resources. Below are the key items to consider in assessing our uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past. During the first quarter of 2010, and in conjunction with the issuance of our 2010 Convertible Notes, we repurchased 1.5 million shares of our common stock for $29.3 million ($19.56 per share). As of March 31, 2010, we have 4.2 million shares authorized for repurchase remaining under our Stock Repurchase Program. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Acquisitions. We have made five acquisitions in the last five years. Besides the cash paid at the date the acquisition closes, some acquisitions may include the payment of additional cash related to contingent purchase price payments. During the first quarter of 2010, we made contingent purchase price payments of $2.3 million that we had accrued as of December 31, 2009. As of March 31, 2010, we have accrued $0.5 million for contingent purchase price payments related to the first quarter of 2010 to be made in the second quarter of 2010. In addition, in the future, we could potentially be paying up to $1.5 million in contingent purchase price payments related to 2010 in connection with the Quaero acquisition.

•

Capital Expenditures. In the first quarter of 2010, we spent $4.0 million on capital expenditures. At this time, we expect our total 2010 capital expenditures to be approximately $16 million, with approximately $3 million related to the data center transition to Infocrossing. The remainder of our expected capital expenditures will consist principally of hardware and software infrastructure to support our clients’ expanding business needs, and statement production equipment to continue to offer enhanced functionalities to our clients.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the first quarter of 2010, we made client incentive payments of $1.3 million. As of March 31, 2010, we have made commitments for investments in client contracts which are payable by us only upon the successful conversion of certain additional customer accounts to our processing solutions.

•

Long-Term Debt. As of March 31, 2010, our long-term debt consisted of our 2004 Convertible Debt Securities with a par value of $50.4 million and our 2010 Convertible Notes with a par value of $150.0 million.

Refer to Note 6 to our Financial Statements for details of the call and put options of our 2004 Convertible Debt Securities, as well as their conversion triggers. During the next twelve months, there are no call or put options available related to our 2004 Convertible Debt Securities, and we do not expect the occurrence of any conversion triggers. As a result, during the next twelve months and based upon the March 31, 2010 par value, we expect our required debt service cash outlay related to the 2004 Convertible Debt Securities to be limited to interest payments of $1.3 million.

During 2009 and the first quarter of 2010, we voluntarily repurchased a total of $149.9 million (par value) of our 2004 Convertible Debt Securities for $151.5 million. As a result of the repurchases, beginning in 2014, we will have to pay cash of approximately $26 million ratably over five years related to the deferred tax liabilities associated with the repurchased securities. In addition, if the remaining 2004 Convertible Debt Securities are put back to us on June 15, 2011, we will have to settle the following obligations in cash during 2011: (i) $50.4 million par value; and (ii) approximately $12 million of deferred tax liabilities associated with the outstanding securities. We will continue to track and evaluate the trading activity and valuations around our 2004 Convertible Debt Securities for possible future buying opportunities.

Refer to Note 6 to our Financial Statements for details of the conversion triggers of our 2010 Convertible Notes. During the next twelve months, we do not expect the occurrence of any conversion triggers. As a result, during the next twelve months and based upon the March 31, 2010 par value, we expect our required debt service cash outlay related to the 2010 Convertible Notes to be limited to interest payments of $4.5 million.

In summary, we expect to continue to make material investments in client contracts, capital equipment, and R&D. We expect to continue to evaluate the possibility of 2004 Convertible Debt Securities and equity repurchases in the future. In addition, as part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions, and investments in market share expansion with our existing and potential new clients. We believe that our current cash and short-term investments balance, together with cash expected to be generated from future operating activities, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We also believe we could obtain additional capital through other debt sources which may be available to us if deemed appropriate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2010, we are exposed to market risks related to fluctuations and changes in the market value of our cash equivalents and short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Market Risk Related to Long-Term Debt. The interest rate on our 2004 Convertible Debt Securities and 2010 Convertible Notes are fixed, and thus, as it relates to our long-term debt, we are not exposed to changes in interest rates.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2010 and December 31, 2009 were $165.3 million and $163.5 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2010 and December 31, 2009 were $45.5 million and $34.9 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal market risk associated with the short-term investments included in our portfolio.

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

Over the past decade, the North American communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, approximately two-thirds of our revenues are generated from our four largest clients, which are (in order of size) Comcast, DISH, Time Warner, and Charter. See the Significant Client Relationships section of MD&A in our 2009 10-K for key renewal dates and a brief summary of our business relationship with these clients.

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

The method, manner, cause and timing of an extended interruption or outage in our Networks or Systems are impossible to predict. As a result, there can be no assurances that our Networks and Systems will not fail, or that our business continuity plans will adequately mitigate the negative effects of a disruption to our Networks or Systems. Further, our property and business interruption insurance may not adequately compensate us for losses that we incur as a result of such interruptions. Should our Networks or Systems: (i) experience an extended interruption or outage, (ii) have their security breached, or (iii) have their data lost, corrupted or otherwise compromised, it would impede our ability to meet product and service delivery obligations, and likely have an immediate impact to the business operations of our clients. This would most likely result in an immediate loss to us of revenue or increase in expense, as well as damaging our reputation. An information breach in our Systems or Networks and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on our business operations than a hardware-related failure. The loss of confidential information could result in losing the customers’ confidence, as well as imposition of fines and damages. Any of these events could have both an immediate, negative impact upon our financial condition and our short-term revenue and profit expectations, as well as our long-term ability to attract and retain new clients.

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

We May Incur Material Restructuring Charges in the Future.

In the past, we have recorded restructuring charges related to involuntary employee terminations, various facility abandonments, and various other restructuring activities. We continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce and operating facilities. As a result, there is a risk, which is inherently greater during economic downturns, that we may incur material restructuring charges in the future.

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

The following table presents information with respect to purchases of company common stock made during the first quarter of 2010 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 – January 31	33,614	$18.47	—	5,704,096
February 1 – February 28	161,664	20.74	—	5,704,096
March 1 – March 31	1,508,980	19.57	1,500,000	4,204,096

Total	1,704,258	$19.66	1,500,000

[1]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2010

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

4.25 (1)	Letter agreement dated March 18, 2010 by and between CSG Systems International, Inc. and Quantum Partners Ltd. regarding $119,896,000 aggregate principal amount of CSG’s 2.5% Senior Subordinated Convertible Contingent Debt Securities due 2024

4.30 (2)	Purchase Agreement dated February 24, 2010, by and between CSG Systems International, Inc., and Barclays Capital Inc., J.P. Morgan Securities Inc., and UBS Securities LLC

4.40 (2)	Indenture dated March 1, 2010, between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

10.15	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.23A*	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 18, 2010.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 24, 2010.
*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.