Form 10-Q
period 2010-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2010-08-06
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Shares of common stock outstanding at August 3, 2010: 34,061,653

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2010

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$182,692	$163,489
Short-term investments	46,974	34,888

Total cash, cash equivalents and short-term investments	229,666	198,377
Trade accounts receivable-
Billed, net of allowance of $2,130 and $2,036	100,393	107,810
Unbilled and other	9,197	9,140
Deferred income taxes	2,519	16,826
Income taxes receivable	3,398	2,114
Other current assets	13,188	9,575

Total current assets	358,361	343,842
Property and equipment, net of depreciation of $99,145 and $88,195	50,417	56,799
Software, net of amortization of $42,695 and $40,266	11,456	12,157
Goodwill	108,022	107,052
Client contracts, net of amortization of $128,396 and $122,666	38,342	41,407
Other assets	8,317	4,920

Total assets	$574,915	$566,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized original issue discount of $2,549 and zero	$47,855	$—
Client deposits	30,617	29,906
Trade accounts payable	28,978	26,856
Accrued employee compensation	23,928	26,598
Deferred revenue	29,865	26,307
Other current liabilities	12,257	9,894

Total current liabilities	173,500	119,561

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $37,004 and $12,853	112,996	157,447
Deferred revenue	19,584	20,498
Income taxes payable	—	5,889
Deferred income taxes	41,105	42,198
Other non-current liabilities	7,598	8,474

Total non-current liabilities	181,283	234,506

Total liabilities	354,783	354,067

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 34,028,148 and 35,125,943 shares outstanding	640	636
Additional paid-in capital	433,537	408,722
Treasury stock, at cost, 29,956,808 and 28,456,808 shares	(704,963)	(675,623)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	1	10
Unrecognized pension plan losses and prior service costs, net of tax	(897)	(919)
Accumulated earnings	491,814	479,284

Total stockholders’ equity	220,132	212,110

Total liabilities and stockholders’ equity	$574,915	$566,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except share and per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Processing and related services	$121,363	$114,859	$243,409	$229,587
Software, maintenance and services	9,983	9,977	18,200	18,795

Total revenues	131,346	124,836	261,609	248,382

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	68,925	61,243	135,929	121,497
Software, maintenance and services	5,912	6,552	11,880	12,954

Total cost of revenues	74,837	67,795	147,809	134,451
Other operating expenses:
Research and development	18,990	17,558	37,502	34,709
Selling, general and administrative	16,678	14,989	33,212	28,807
Depreciation	6,091	4,901	11,713	9,141
Restructuring charges	(7)	6	214	108

Total operating expenses	116,589	105,249	230,450	207,216

Operating income	14,757	19,587	31,159	41,166

Other income (expense):
Interest expense	(1,629)	(1,394)	(3,177)	(2,967)
Amortization of original issue discount	(1,685)	(2,083)	(3,985)	(4,308)
Gain (loss) on repurchase of convertible debt securities	—	—	(10,952)	1,468
Interest and investment income, net	251	356	367	838
Other, net	6	—	4	—

Total other	(3,057)	(3,121)	(17,743)	(4,969)

Income before income taxes	11,700	16,466	13,416	36,197
Income tax provision	(234)	(5,763)	(886)	(12,669)

Net income	$11,466	$10,703	$12,530	$23,528

Weighted-average shares outstanding - Basic:
Common stock	32,303	33,201	32,677	33,136
Participating restricted stock	531	1,080	637	1,216

Total	32,834	34,281	33,314	34,352

Weighted-average shares outstanding - Diluted:
Common stock	32,562	33,274	32,938	33,193
Participating restricted stock	531	1,080	637	1,216

Total	33,093	34,354	33,575	34,409

Earnings per common share:
Basic	$0.35	$0.31	$0.38	$0.68
Diluted	$0.35	$0.31	$0.37	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$12,530	$23,528
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	11,713	9,141
Amortization	8,285	7,125
Amortization of original issue discount	3,985	4,308
Gain on short-term investments and other	(79)	(443)
(Gain) loss on repurchase of convertible debt securities	10,952	(1,468)
Deferred income taxes	(44)	11,820
Excess tax benefit of stock-based compensation awards	(1,098)	(142)
Stock-based employee compensation	6,184	6,238
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	7,360	10,298
Other current and non-current assets	(3,911)	(2,815)
Income taxes payable/receivable	(6,423)	(6,961)
Trade accounts payable and accrued liabilities	3,637	(5,713)
Deferred revenue	2,644	4,650

Net cash provided by operating activities	55,735	59,566

Cash flows from investing activities:
Purchases of property and equipment	(7,519)	(24,384)
Purchases of short-term investments	(46,922)	(22,215)
Proceeds from sale/maturity of short-term investments	34,900	44,200
Acquisition of businesses, net of cash acquired	(2,764)	(7,373)
Acquisition of and investments in client contracts	(2,623)	(3,748)

Net cash used in investing activities	(24,928)	(13,520)

Cash flows from financing activities:
Proceeds from issuance of common stock	772	645
Repurchase of common stock	(33,643)	(6,157)
Payments on acquired equipment financing	(571)	(463)
Proceeds from issuance of convertible debt securities	150,000	—
Payments of deferred financing costs	(4,268)	—
Repurchase of convertible debt securities	(124,992)	(26,714)
Excess tax benefit of stock-based compensation awards	1,098	142

Net cash used in financing activities	(11,604)	(32,547)

Net increase in cash and cash equivalents	19,203	13,499
Cash and cash equivalents, beginning of period	163,489	83,886

Cash and cash equivalents, end of period	$182,692	$97,385

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$1,499	$2,408
Income taxes	7,365	7,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and December 31, 2009, and for the second quarter and six months ended June 30, 2010 and 2009, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. The results of operations for the second quarter and six months ended June 30, 2010 are not necessarily indicative of the expected results for the entire year ending December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Condensed Consolidated Financial Statements. The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassification. Certain prior year amounts have been reclassified to conform to the June 30, 2010 presentation.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the second quarter of 2010 and 2009 was $66.2 million and $65.0 million, respectively, and for the six months ended June 30, 2010 and 2009 was $135.2 million and $132.3 million, respectively.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Short-term Investments and Other Financial Instruments. Our financial instruments as of June 30, 2010 and December 31, 2009, include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

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

Our short-term investments at June 30, 2010, and December 31, 2009, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Commercial paper	$46,974	$31,388
Certificates of deposit	—	3,500

Total	$46,974	$34,888

All short-term investments held by us as of June 30, 2010, have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2010 and 2009 were $34.9 million and $44.2 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our cash equivalents and short-term investments measured at fair value (in thousands):

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$121,897	$—	$121,897	$122,942	$—	$122,942
Commercial paper	—	87,168	87,168	—	56,641	56,641
Certificates of deposit	—	—	—	—	3,500	3,500

Total	$121,897	$87,168	$209,065	$122,942	$60,141	$183,083

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

As of June 30, 2010, our debt consists of our 2004 Convertible Debt Securities and our 2010 Convertible Notes (see Note 6). As of June 30, 2010 and December 31, 2009, the fair value of our 2004 Convertible Debt Securities, based upon quoted market prices or recent sales activity, was approximately $51 million and $169 million, respectively. As of June 30, 2010, the fair value of our 2010 Convertible Notes, based upon quoted market prices or recent sales activity, was approximately $145 million.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). We did not repurchase any shares under our Stock Repurchase Program during the quarters ended June 30, 2010 and 2009. During the six months ended June 30, 2010 and 2009, we repurchased 1.5 million shares and 250,000 shares of our common stock under the Stock Repurchase Program for $29.3 million (weighted-average price of $19.56 per share) and $3.8 million (weighted-average price of $15.13 per share), respectively. As of June 30, 2010, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.2 million shares.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the second quarter and six months ended June 30, 2010 and 2009, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans, is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shares repurchased	7	8	211	169
Total amount paid	$140	$110	$4,305	$2,376

Stock-Based Awards. A summary of our unvested restricted common stock activity during the second quarter and six months ended June 30, 2010, is as follows:

	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,770,792	$17.13	1,751,717	$16.12
Awards granted	5,500	19.18	616,330	20.13
Awards forfeited/cancelled	(49,678)	16.30	(53,053)	16.29
Awards vested	(19,975)	20.86	(608,355)	17.37

Unvested awards, ending	1,706,639	$17.11	1,706,639	$17.11

Included in the awards granted during the six months ended June 30, 2010, are performance-based awards for 83,500 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the six months ended June 30, 2010, are time-based awards, which generally vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the second quarter of 2010 and 2009 of $3.2 million in both periods, and for the six months ended June 30, 2010 and 2009 of $6.2 million in both periods.

4. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income. The amounts attributed to both common stock and participating restricted common stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income attributed to:
Common stock	$11,281	$10,366	$12,290	$22,695
Participating restricted common stock	185	337	240	833

Total	$11,466	$10,703	$12,530	$23,528

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average shares outstanding – Basic:
Common stock	32,303	33,201	32,677	33,136
Participating restricted common stock	531	1,080	637	1,216

Total	32,834	34,281	33,314	34,352

Weighted-average shares outstanding – Diluted:
Common stock	32,562	33,274	32,938	33,193
Participating restricted common stock	531	1,080	637	1,216

Total	33,093	34,354	33,575	34,409

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic weighted-average common shares	32,303	33,201	32,677	33,136
Dilutive effect of common stock options	23	24	26	26
Dilutive effect of non-participating restricted common stock	236	49	235	31
Dilutive effect of 2010 Convertible Notes	—	—	—	—
Dilutive effect of 2004 Convertible Debt Securities	—	—	—	—

Diluted weighted-average common shares	32,562	33,274	32,938	33,193

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock of 0.1 million and 0.2 million, respectively, for the second quarter of 2010 and 2009, and 0.2 million for the six months ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

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

5. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$11,466	$10,703	$12,530	$23,528
Other comprehensive income (loss), net of tax, if any:
Change in unrecognized pension plan gains and prior service costs, net of tax	—	—	22	—
Unrealized loss on short-term investments	(7)	(48)	(9)	(193)

Comprehensive income	$11,459	$10,655	$12,543	$23,335

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. DEBT

As of June 30, 2010 and December 31, 2009, our long-term debt, net of unamortized original issue discount (“OID”), was as follows (in thousands):

	June 30, 2010	December 31, 2009
Liability component:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $37,004 and zero, respectively	$112,996	$—
2004 Convertible Debt Securities – senior subordinated convertible contingent debt securities; due June 15, 2024; cash interest at 2.5%; net of unamortized OID of $2,549 and $12,853, respectively	47,855	157,447

	160,851	157,447
Current portion of long-term debt	(47,855)	—

Total long-term debt	$112,996	$157,447

Equity component (included within additional paid-in capital, net of tax):
2010 Convertible Notes	$23,727	$—
2004 Convertible Debt Securities	38,270	39,752

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

2010 Convertible Notes. On March 1, 2010, we completed an offering of $150 million of 3.0% senior subordinated convertible notes due March 1, 2017 (“2010 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2010 Convertible Notes are unsecured obligations, equal in right of payment to our 2004 Convertible Debt Securities, subordinated to any future senior indebtedness and senior to any future junior subordinated debt. The 2010 Convertible Notes were issued at a price of 100% of their par value and bear interest at a rate of 3.0% per annum, which is payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2010.

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

The 2010 Convertible Notes are convertible into our common stock, under the specified conditions and settlement terms outlined below, at an initial conversion rate of 40.8998 shares of our common stock per $1,000 par value of the 2010 Convertible Notes, which is equivalent to an initial conversion price of approximately $24.45 per share. The Indenture related to the 2010 Convertible Notes (“Notes Indenture”) includes anti-dilution provisions for the holders such that the conversion rate (and thus the initial conversion price) can be adjusted in the future for certain events, to include stock dividends, the issuance of rights, options or warrants to purchase our common stock at a price below the then-current market price, and certain distributions of common stock, property or rights, options or warrants to acquire our common stock to all or substantially all holders of our common stock. Additionally, the conversion rate may be adjusted prior to the maturity date in connection with the occurrence of specified corporate transactions for a “make-whole” premium as set forth in the Notes Indenture.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities: (i) at any time the price of our common stock trades over $31.79 per share (130% of the $24.45 initial conversion price) for a specified period of time; (ii) at any time the trading price of the 2010 Convertible Notes falls below 98% of the average conversion value for the 2010 Convertible Notes for a specified period of time; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after September 1, 2016, the holders of the 2010 Convertible Notes can elect to convert their securities at any time, with the settlement occurring on March 1, 2017. As of June 30, 2010, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of June 30, 2010, the value of our conversion obligation did not exceed the par value of the 2010 Convertible Notes.

2004 Convertible Debt Securities. The 2004 Convertible Debt Securities are unsecured obligations, subordinated to any of our future senior indebtedness, and senior to any future junior subordinated debt. The 2004 Convertible Debt Securities were issued at a price of 100% of their par value and bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The 2004 Convertible Debt Securities are callable by us for cash, on or after June 20, 2011, at a redemption price equal to 100% of the par value of the 2004 Convertible Debt Securities, plus accrued interest. The 2004 Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, as defined in the 2004 Convertible Debt Securities bond indenture (“Bonds Indenture”), at a repurchase price equal to 100% of the par value of the 2004 Convertible Debt Securities, plus any accrued interest. Therefore, we have included the 2004 Convertible Debt Securities in current maturities of long-term debt on the Condensed Consolidated Balance Sheet as of June 30, 2010.

The 2004 Convertible Debt Securities are convertible into our common stock, under the specified conditions and settlement terms outlined below, at a conversion rate of 37.3552 shares per $1,000 par value of the 2004 Convertible Debt Securities, which is equal to an initial conversion price of $26.77 per share. The Bonds Indenture includes anti-dilution provisions for the holders such that the conversion rate (and thus the initial conversion price) can be adjusted in the future for certain events, to include stock dividends, stock splits/reverse splits, the issuance of warrants to purchase our stock at a price below the then-current market price, cash dividends, and certain purchases by us of our common stock pursuant to a self-tender offer or exchange offer.

Holders of the 2004 Convertible Debt Securities can convert their securities: (i) at any time the price of our common stock trades over $34.80 per share (130% of the $26.77 initial conversion price) for a specified period of time; (ii) at any time the trading price of the 2004 Convertible Debt Securities falls below 98% of the average conversion value for the 2004 Convertible Debt Securities for a specified period of time; (iii) upon us exercising our right to redeem the 2004 Convertible Debt Securities at any time after June 20, 2011; (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control (as defined in the Bonds Indenture); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. As of June 30, 2010, none of the contingent conversion features have been achieved, and thus, the 2004 Convertible Debt Securities are not convertible by the holders.

Upon conversion of the 2004 Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2004 Convertible Debt Securities that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of June 30, 2010, the value of our conversion obligation did not exceed the par value of the 2004 Convertible Debt Securities.

In March 2010, we repurchased $119.9 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $125.0 million. In the first quarter of 2010, we recognized a non-cash loss on the repurchase of approximately $11 million. In July 2010, we repurchased $23.2 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $23.9 million. As a result, in the third quarter of 2010, we expect to recognize a non-cash loss on the repurchase of approximately $2 million. This debt has been considered extinguished for accounting purposes.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As a result of the repurchases of our 2004 Convertible Debt Securities in 2009 and in 2010 through the date of this filing, beginning in 2014, we will have to pay cash of approximately $30 million ratably over five years related to the deferred tax liabilities associated with the repurchased securities. In addition, if the remaining 2004 Convertible Debt Securities are put back to us on June 15, 2011, in 2011, we will have to settle in cash approximately $7 million of deferred tax liabilities associated with the outstanding securities.

Deferred Financing Costs. As of June 30, 2010, net deferred financing costs related to the 2010 Convertible Notes were $3.6 million, and are being amortized to interest expense through maturity (March 1, 2017). As of June 30, 2010, net deferred financing costs related to the 2004 Convertible Debt Securities were $0.2 million, and are being amortized to interest expense through the first date the holders of the 2004 Convertible Debt Securities can be put back to us (June 15, 2011). The net deferred financing costs are reflected in Other Assets in the accompanying Condensed Consolidated Balance Sheets. Amortization of deferred financing costs included in interest expense for the second quarter of 2010 and 2009 was $0.2 million in both periods, and for the six months ended June 30, 2010 and 2009 was $0.3 million in both periods.

7. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2010 were as follows (in thousands):

January 1, 2010, balance	$107,052
Adjustments related to prior acquisitions	970

June 30, 2010, balance	$108,022

The adjustments related to prior acquisitions are mainly due to the recording of contingent purchase price payments totaling $1.0 million associated with the Quaero acquisition.

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of June 30, 2010 and December 31, 2009, the carrying values of these assets were as follows (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$166,738	$(128,396)	$38,342	$164,073	$(122,666)	$41,407
Software	54,151	(42,695)	11,456	52,423	(40,266)	12,157

Total	$220,889	$(171,091)	$49,798	$216,496	$(162,932)	$53,564

The total amortization expense related to intangible assets for the second quarter of 2010 and 2009 was $4.0 million, and for the six months ended June 30, 2010 and 2009, was $7.9 million and $6.7 million, respectively. Based on the June 30, 2010 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2010 – $16.1 million; 2011 – $15.5 million; 2012 – $13.0 million; 2013 – $4.9 million; and 2014 – $3.5 million.

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2010, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients. The amount of the reserve maintained for this purpose is not material.

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of June 30, 2010, the indemnification liability was $2.3 million and related principally to indemnifications related to income tax matters. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2010. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

9. INCOME TAXES

In the second quarter of 2010, the Internal Revenue Service (“IRS”) completed an examination with respect to our 2006, 2007 and 2008 Federal income tax returns, which resulted in favorable adjustments to our liability for unrecognized income tax benefits of approximately $4 million. Over the last several years, we have added to the balance of our liability for unrecognized income tax benefits due to uncertainty in the realization of certain tax credits and incentives we have claimed on our Federal income tax returns. The realization uncertainty was due to the complexity of the income tax regulations associated with the tax credits and incentives, and the judgments and estimates involved in calculating the tax credits and incentives claimed. The completion of the IRS examination resolved that uncertainty. As required by current accounting rules, the favorable adjustments have been reflected in total in the period the uncertainty was resolved. As a result, there is a significant variation in our effective income tax rate for the quarter and six months ended June 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto (our “Financial Statements”) included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009 (our “2009 10-K”).

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

Recently, we have broadened and enhanced our Intelligent Customer Communication solutions to not only increase our capabilities to our existing clients, but to also expand these services into new industries, including utilities, healthcare, home security, financial services, and content distribution. These are industries where companies require solutions that foster relevant interactions with customers that result in increased customer satisfaction and revenues. This approach has helped us to diversify our revenue base. During the second quarter of 2010, 86% of our revenues came from the cable and DBS industry; whereas three years ago, nearly all of our revenues came from the cable and DBS industry. The shift in revenue mix has primarily been achieved through acquisitions, which has expanded the capabilities of our Intelligent Customer Communications solutions, and has provided us new markets to penetrate.

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

General Market Conditions. Over the past few years, the U.S. has experienced a significant economic downturn and difficulties within all industry sectors, but in particular, the financial and credit markets. While these adverse economic conditions appear to be easing, our sales cycles continue to be extended and revenues related to our clients’ discretionary spending for such things as special project work and marketing and advertising activities continue to be negatively impacted.

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

Management Overview of Quarterly Results

Second Quarter Highlights. A summary of our results of operations for the second quarter of 2010, when compared to the second quarter of 2009, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended June 30,
	2010	2009
Revenues	$131,346	$124,836
Customer Accounts (end of period)	48,864	45,440
Operating Results:
Operating Income	$14,757	$19,587
Operating Income Margin	11.2%	15.7%
Diluted EPS	$0.35	$0.31
Supplemental Data:
Data center transition expenses	$10,600	$2,668
Stock-based compensation	3,175	3,223
Amortization of acquired intangible assets	1,163	2,293
Amortization of OID	1,685	2,083

Revenues. Our revenues for the second quarter of 2010 were $131.3 million, up 5.2% when compared to $124.8 million for the same period in 2009, with the increase entirely a result of organic growth factors.

Operating Results. Operating income for the second quarter of 2010 was $14.8 million, or an 11.2% operating income margin percentage, compared to $19.6 million, or a 15.7% operating income margin percentage, for the second quarter of 2009. These decreases in operating income and operating income margin percentage are related to the $7.9 million increase in quarterly data center transition expenses between years, which resulted in a 6.0 percentage point reduction in our operating income margin percentage between periods. See the Data Center Transition Expenses section below for further discussion of these expenses.

Effective Income Tax Rate. For the second quarter of 2010, our effective income tax rate was 2%, compared to an effective income tax rate of 35% for the second quarter of 2009. The 2% effective income tax rate for the second quarter of 2010 is primarily the result of the completion during the quarter of an Internal Revenue

Service (“IRS”) examination of our 2006, 2007, and 2008 Federal income tax returns, which resulted in favorable adjustments to our liability for unrecognized income tax benefits (i.e., income tax reserves) of approximately $4 million. Absent the impact of these favorable adjustments, our effective income tax rate for the quarter and six months ended June 30, 2010, would have been approximately 38%, which is more in line with our historical rates. As a result, the diluted EPS impacts for specific items referred to in the following MD&A discussions for the quarter and six months ended June 30, 2010 have been calculated using an effective income tax rate of 38%, which is the implicit rate attributable to the related items. See the Income Tax Provision section below under the Results of Operations for further discussion.

Diluted EPS. Diluted EPS the second quarter of 2010 was $0.35 per diluted share, which compares to $0.31 per diluted share for the second quarter of 2009. Diluted EPS for the second quarter of 2010, when compared to diluted EPS for the second quarter of 2009, was significantly impacted by the following items:

•	the effective income tax rate of 2% for the second quarter of 2010, noted above, which provided a positive EPS impact of $0.13 for the quarter; and

•	the $7.9 million increase in the quarterly data center transition expenses between years, which provided a negative EPS impact of $0.15.

Balance Sheet and Cash Flows. As of June 30, 2010, we had cash, cash equivalents, and short-term investments of $229.7 million, as compared to $210.7 million as of March 31, 2010, and $198.4 million as of December 31, 2009. We continue to generate strong cash flows from operations. Cash flows from operating activities for the second quarter of 2010 were $24.4 million, compared to $43.6 million for the second quarter of 2009, and $31.3 million for the first quarter of 2010, with the fluctuations between periods primarily attributed to changes in operating assets and liabilities, discussed in further detail below.

Significant Client Relationships

Client Concentration. Approximately two-thirds of our total revenues are generated from our four largest clients, which include Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	June 30, 2010	March 31, 2010	June 30, 2009
Comcast	25%	24%	24%
DISH	18%	18%	19%
Time Warner	12%	12%	13%
Charter	11%	10%	9%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	June 30, 2010	December 31, 2009	June 30, 2009
Comcast	21%	19%	29%
DISH	16%	26%	18%
Time Warner	16%	9%	12%
Charter	14%	13%	11%

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

Data Center Transition

In December 2008, we entered into an agreement with Infocrossing LLC (“Infocrossing”), a Wipro Limited company, to transition our outsourced data center services from First Data Corporation (“FDC”) to Infocrossing. The term of the Infocrossing agreement runs through May 2015 (five years from the date of conversion of our primary computing environment from FDC to Infocrossing). We are changing data center providers to partner with a global provider that focuses on data center operations in greater scale, and as their core business focus. This allows us to further improve the delivery of our solutions while benefiting from an improved cost structure.

We began our transition efforts to the new Infocrossing data center in the first quarter of 2009, and completed a significant portion of the migration to the Infocrossing data center during the second quarter of 2010. We are expecting the migration to be completed in the second half of 2010.

We are tracking the expenses attributable to our decision to change data center service providers separately, as these expenses are not considered reflective of our recurring core business operating results. See our 2009 10-K for a description of the items that are included in our data center transition expenses.

During the quarter and six months ended June 30, 2010 and 2009, we incurred the following expenses related to our data center transition efforts that are included in the following captions in the Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cost of processing and related services	$9,908	$2,668	$16,303	$4,057
Depreciation	692	—	2,014	—

Total data center transition expenses	$10,600	$2,668	$18,317	$4,057

Estimated per diluted share impact (1)	$0.20	$0.05	$0.34	$0.08

(1)	This represents the after-tax impact to net income on a per diluted share basis using an effective income tax rate of 38% for the quarter and six months ended June 30, 2010, and 35% for the quarter and six months ended June 30, 2009.

Additionally, during the second quarter of 2010 and 2009 we spent approximately $1 million and $11 million, and during six months ended June 30, 2010 and 2009 we spent approximately $2 million and $12 million, respectively, related to network and computer equipment needed to set-up and replicate the computing environment at the new Infocrossing data center location.

For the full year 2010, we estimate that the data center transition expenses will be approximately $21 million (pretax impact), and are expected to have a negative impact of approximately $12 million on our 2010 cash flows from operations. We do not expect any further significant capital expenditure requirements as the migration comes to a close over the coming months. These amounts are based on the best available estimates at this time and may fluctuate up or down as we continue to complete our transition plan.

The Infocrossing agreement, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cost of processing and related services	$787	$908	$1,549	$1,830
Cost of software, maintenance and services	221	247	413	442
Research and development	446	408	856	827
Selling, general and administrative	1,721	1,660	3,366	3,139

Total stock-based compensation expense	$3,175	$3,223	$6,184	$6,238

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

We have identified the most critical accounting policies that affect our financial condition and the results of our operations. Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; and (v) business combinations and asset purchases. These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2009 10-K.

Results of Operations

Total Revenues. Total revenues for the: (i) second quarter of 2010 increased 5.2% to $131.3 million, from $124.8 million for the second quarter of 2009; and (ii) six months ended June 30, 2010 increased 5.3% to $261.6 million, from $248.4 million for the six months ended June 30, 2009. These increases are entirely a result of organic growth factors.

The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) second quarter of 2010 increased 5.7% to $121.4 million, from $114.9 million for the second quarter of 2009; and (ii) for the six months ended June 30, 2010 increased 6.0% to $243.4 million from $229.6 million for the six months ended June 30, 2009. These increases in processing and related services revenues can be entirely attributed to organic growth resulting from: (i) continued adoption and use of our advanced customer interaction management solutions; and (ii) conversions of customer accounts onto our solutions during the second half of 2009.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets (reflected as a reduction of processing and related services revenues) for the: (i) second quarter of 2010 and 2009 was $1.6 million and $1.0 million, respectively; and (ii) six months ended June 30, 2010 and 2009 was $3.2 million and $2.0 million, respectively.

•

Total customer accounts processed on our solutions as of June 30, 2010, were 48.9 million, compared to 45.4 million as of June 30, 2009, and 49.0 million as of March 31, 2010. The year-over-year increase is attributed to the 3.1 million customer accounts we converted onto our solutions during the second half of 2009.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) second quarter of 2010 was $10.0 million, consistent with the second quarter of 2009; and (ii) six months ended June 30, 2010 decreased 3.2% to $18.2 million, from $18.8 million for the six months ended June 30, 2009. The decrease in software, maintenance and services revenues is due to lower professional services revenue as a result of the completion of certain consulting projects in 2009.

Total Expenses. Our operating expenses for the: (i) second quarter of 2010 were $116.6 million, up 10.8% when compared to $105.2 million for the same period in 2009; and (ii) six months ended June 30, 2010 were $230.5 million, up 11.2% when compared to $207.2 million for the six months ended June 30, 2009. These year-over-year increases can be mainly attributed to the following items:

•

Approximately two-thirds of the increases can be attributed to the quarterly and year-to-date increases in our data center transition expenses. During the second quarter of 2010, we incurred $10.6 million of costs related to our data center transition efforts, as compared to $2.7 million of expense in the second quarter of 2009 (a $7.9 million increase), and during the six months ended June 30, 2010, we incurred $18.3 million of data center transition costs, as compared to $4.1 million during the six months ended June 30, 2009 (a $14.2 million increase). See the Data Center Transition Expenses section for a further discussion of these efforts.

•	Of the remaining quarterly and year-to-date expense increases, the majority can be attributed to various operational expenses, consistent with the growth in our business year-over-year.

The components of total expenses are discussed in more detail below.

Cost of Revenues. See our 2009 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) second quarter of 2010 increased 12.5% to $68.9 million, from $61.2 million for the second quarter of 2009; and (ii) six months ended June 30, 2010 increased 11.9% to $135.9 million from $121.5 million for the six months ended June 30, 2009. Total processing and related services cost as a percentage of our processing and related services revenues for the (i) second quarter of 2010 and 2009 was 56.8% and 53.3%, respectively; and (ii) six months ended June 30, 2010 and 2009 was 55.8% and 52.9%, respectively.

The increases in processing and related services cost and processing and related services cost as a percentage of our processing and related services revenues can be mainly attributed to the increased data center transition expenses, which had the following impact:

	Quarter Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Cost of processing and related services revenues, all other	$59,017	48.6%	$58,575	51.0%	$119,626	49.1%	$117,440	51.1%
Data center transition expenses	9,908	8.2%	2,668	2.3%	16,303	6.7%	4,057	1.8%

Cost of processing and related services revenues	$68,925	56.8%	$61,243	53.3%	$135,929	55.8%	$121,497	52.9%

Absent the impact of the data center transition expenses, processing and related services cost of revenues as a percentage of our processing and related services revenues would have decreased between periods. This decrease is reflective of the scale benefits we have been able to achieve from the increased number of customer accounts on our systems and is also due to the operational and financial benefits that we began to experience during the second quarter of 2010, following our migration efforts to the new data center location.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) second quarter of 2010 decreased 9.8% to $5.9 million, from $6.6 million for the second quarter of 2009; and (ii) six months ended June 30, 2010 decreased 8.3% to $11.9 million, from $13.0 million for the six months ended June 30, 2009. These decreases are a result of a reduction in personnel and related costs assigned internally to software maintenance and consulting projects.

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the: (i) second quarter of 2010 and 2009 was 59.2% and 65.7%, respectively; and (ii) six months ended June 30, 2010 and 2009 was 65.3% and 68.9%, respectively. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of solutions. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software and maintenance, professional services as a percentage of our software, maintenance and services revenues will likely occur between periods.

R&D Expense. R&D expense for the (i) second quarter of 2010 increased 8.2% to $19.0 million, from $17.6 million for the second quarter of 2009; and (ii) six months ended June 30, 2010 increased 8.0% to $37.5 million, from $34.7 million for the six months ended June 30, 2009. The increase between periods is primarily due to an increase in personnel on R&D projects, reflective of focus on product development and enhancement efforts. As a percentage of total revenues, R&D expense was 14.5% for the second quarter of 2010, compared to 14.1% for the second quarter of 2009. We did not capitalize any internal software development costs during the six months ended June 30, 2010 and 2009.

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

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the (i) second quarter of 2010 increased 11.3% to $16.7 million, from $15.0 million for the second quarter of 2009; and (ii) six months ended June 30, 2010 increased 15.3% to $33.2 million, from $28.8 million for the six months ended June 30, 2009. These increases reflect our increased sales and marketing efforts to expand into other vertical markets. As a percentage of total revenues, SG&A expense was 12.7% for the second quarter of 2010, compared to 12.0% for the second quarter of 2009. SG&A expense for the first quarter of 2010 was 12.7%, consistent with the current quarter.

Depreciation Expense. Depreciation expense for the: (i) second quarter of 2010 increased 24.3% to $6.1 million, from $4.9 million for the second quarter of 2009; and (ii) six months ended June 30, 2010 increased 28.1% to $11.7 million, from $9.1 million for the six months ended June 30, 2009. The increase in depreciation expense is a result of the large amount of capital expenditures we have made over the last 18 months, related primarily to our data center transition. Included in the quarter and six months ended June 30, 2010 amounts are $0.7 million and $2.0 million of depreciation expense related to our data center transition efforts, discussed earlier, which accounts for the majority of the year-over-year increases.

Operating Income. Operating income and operating income margin for the: (i) second quarter of 2010 was $14.8 million, or 11.2% of total revenues, compared to $19.6 million, or 15.7% of total revenues for the second quarter of 2009; and (ii) six months ended June 30, 2010 was $31.2 million, or 11.9% of total revenues, compared to $41.2 million, or 16.6% of total revenues for the six months ended June 30, 2009. The decreases in operating income and operating income margin between years can be mainly attributed to the data center transition expenses, which had the following impacts to our operating income and operating income margins:

	Quarter Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Operating income, all other	$25,357	19.3%	$22,255	17.8%	$49,476	18.9%	$45,223	18.2%
Data center transition expenses	(10,600)	(8.1)%	(2,668)	(2.1)%	(18,317)	(7.0)%	(4,057)	(1.6)%

Operating income	$14,757	11.2%	$19,587	15.7%	$31,159	11.9%	$41,166	16.6%

Absent the impact of the data center transition expenses, our operating income and operating income margin would have improved between periods as a result of: (i) the scale benefits that we have been able to achieve from the increased number of customer accounts on our systems; (ii) the operational and financial benefits that we began to experience during the second quarter of 2010, following our migration efforts to the new data center location; and (iii) our continued expense management. With the substantial completion of our data center transition in the second quarter of 2010, we expect that our operating income margin for the second half of 2010 to improve over the first half of the year.

Gain (loss) on Repurchase of Convertible Debt Securities. During the six months ended June 30, 2010, we repurchased $119.9 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $125.0 million. As a result of this transaction, we recognized a non-cash loss on the repurchase of $11.0 million (pretax impact), or $0.20 per diluted share. During the six months ended June 30, 2009, we repurchased $15.0 million (par value) of our 2004 Convertible Debt Securities for $13.2 million, which resulted in a non-cash gain of $1.5 million (pretax impact), or $0.03 per diluted share.

Income Tax Provision. The effective income tax rates for the quarter and six months ended June 30, 2010 and 2009 were as follows:

Quarter Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009
2%	35%	7%	35%

The lower effective income tax rate for the quarter and six months ended June 30, 2010 is the result of the completion during the second quarter of 2010 of an IRS examination of our 2006, 2007, and 2008 Federal income tax returns. Under current accounting rules, we were required to establish a liability for unrecognized income tax benefits (i.e., income tax reserves) related to the uncertainty in the realization of certain tax credits and incentives over the last several years. The realization uncertainty was due to the complexity of the income tax regulations associated with the tax credits and incentives, and the judgments and estimates involved in calculating the tax credits and incentives claimed. The completion of the IRS examination essentially validated our calculation methodology and assumptions utilized in determining our credit and incentive amounts. Therefore, favorable adjustments to our income tax reserves of approximately $4 million, or $0.13 and $0.12 per diluted share, respectively, for the quarter and six months ended June 30, 2010, were necessary in accordance with our accounting policies.

For the full year 2010, we expect our effective income tax rate to be approximately 28%. Absent the favorable impact of the $4 million adjustment to our income tax reserves discussed above, our expected full year effective income tax rate would be approximately 35%. Both of these estimates assume that Congress will approve the proposed 2010 R&D tax credit legislation before the end of the year, as it has done so consistently in the past.

Liquidity

Cash and Liquidity

As of June 30, 2010, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $229.7 million, compared to $210.7 million as of March 31, 2010, and $198.4 million as of December 31, 2009. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. We have ready access to essentially all of our cash, cash equivalents, and short-term investment balances.

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

Our net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2009:
March 31	$30,449	$(14,436)	$16,013
June 30	29,658	13,895	43,553
September 30	30,593	7,289	37,882
December 31	24,320	31,291	55,611
2010:
March 31	27,376	3,948	31,324
June 30	25,052	(641)	24,411

Our cash flows from operating activities include a negative impact of approximately $10 million for the six months ended June 30, 2010, and approximately $8 million for the year ended December 31, 2009, related to the costs incurred for our data center transition efforts.

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

Significant fluctuations in the balances of key operating assets and liabilities between June 30, 2010, and December 31, 2009, that impacted our cash flows from operating activities, are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2009:
March 31	$133,041	$(2,831)	$130,210	58
June 30	112,612	(2,148)	110,464	58
September 30 114	114,403	(2,079)	112,324	54
December 31	109,846	(2,036)	107,810	50
2010:
March 31	109,456	(2,289)	107,167	51
June 30	102,523	(2,130)	100,393	51

The changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

Income Taxes Receivable/Payable

As of June 30, 2010, CSG was in a net income taxes receivable position of $3.4 million, as compared to December 31, 2009, where CSG was in a net income taxes payable position of $3.8 million. This $7.2 million change is primarily the result of: (i) the finalization of the IRS examination of our 2006, 2007, and 2008 Federal income tax returns, which resulted in favorable adjustments to our liability for unrecognized income tax benefits of approximately $4 million (as discussed above); and (ii) normal timing differences related to our estimated Federal and state income tax payments.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. During the first six months of 2010 and 2009, our cash flows from investing activities also included cash payments related to our prior year acquisition activities.

Purchases/Sales of Short-term Investments. During the six months ended June 30, 2010 and 2009, we purchased $46.9 million and $22.2 million, respectively, and sold (or had mature) $34.9 million and $44.2 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the six months ended June 30, 2010 and 2009, for property and equipment, and investments in client contracts were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Property and equipment	$7,519	$24,384
Client contracts	2,623	3,748

Of the $7.5 million spent on capital expenditures during the six months ended June 30, 2010, approximately $2 million was related to our data center transition efforts. The remaining expenditures consisted principally of investments in: (i) computer hardware, software, and related equipment; and to a lesser degree, (ii) statement production equipment.

The investments in client contracts for the first six months of 2010 and 2009 relate to client incentive payments ($1.2 million and $0.9 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($1.4 million and $2.8 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our convertible debt.

Repurchase of Common Stock. During the first six months of 2010 and 2009 we repurchased 1.5 million shares and 250,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $29.3 million and $3.8 million, respectively. In addition, outside of our Stock Repurchase Program, during the first six months of 2010 and 2009, we repurchased from our employees and then cancelled approximately 211,000 shares and 169,000 shares of our common stock for $4.3 million and $2.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term debt. In March 2010, we completed an offering of our 2010 Convertible Notes, as discussed in greater detail in Note 6 to our Financial Statements. We used a portion of the $145 million net proceeds from the offering to repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for $125.0 million. In connection with the issuance of the convertible notes, we incurred debt issuance costs of $4.3 million.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•	Cash, Cash Equivalents and Short-term Investments. As of June 30, 2010, we had cash, cash equivalents, and short-term investments of $229.7 million.

•	Operating Cash Flows. As described in the “Liquidity” section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities.

Uses of Capital Resources. Below are the key items to consider in assessing our uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past. During the first quarter of 2010, and in conjunction with the issuance of our 2010 Convertible Notes, we repurchased 1.5 million shares of our common stock for $29.3 million ($19.56 per share). In the second quarter of 2010, we did not repurchase any of our common stock. As of June 30, 2010, we have 4.2 million shares authorized for repurchase remaining under our Stock Repurchase Program. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Acquisitions. We have made five acquisitions in the last five years, which had a total aggregate cash purchase price of approximately $150 million. Besides the cash paid at the date the acquisition closes, some acquisitions may include the payment of additional cash related to contingent purchase price payments. During the first six months of 2010, we made contingent purchase price payments of $2.8 million, of which $2.3 million we had accrued as of December 31, 2009. As of June 30, 2010, we have accrued $0.5 million for contingent purchase price payments related to the achievement of product integration milestones in the second quarter of 2010, with payment to be made in the third quarter of 2010. In addition, in the future, we could potentially be paying up to $1.0 million in contingent purchase price payments related to 2010 in connection with the Quaero acquisition.

•

Capital Expenditures. In the six months ended June 30, 2010, we spent $7.5 million on capital expenditures, with $2.0 million related to the data center transition to Infocrossing. At this time, we expect our total 2010 capital expenditures to be approximately $16 million, with approximately $2 million related to the data center transition to Infocrossing. The remainder of our expected capital expenditures will consist principally of hardware and software infrastructure to support our clients’ expanding business needs, and statement production equipment to continue to offer enhanced functionalities to our clients.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the six months ended June 30, 2010, we made client incentive payments of $1.2 million. In addition, during the six months ended June 30, 2010, we capitalized costs related to the deferral of conversion/set-up services revenue of $1.4 million. As of June 30, 2010, we have made commitments for investments in client contracts which are payable by us only upon the successful conversion of certain additional customer accounts to our processing solutions.

•

Long-Term Debt. As of June 30, 2010, our long-term debt consisted of our 2004 Convertible Debt Securities with a par value of $50.4 million and our 2010 Convertible Notes with a par value of $150.0 million.

During 2009 and the first six months of 2010, we voluntarily repurchased a total of $149.9 million (par value) of our 2004 Convertible Debt Securities for $151.5 million. In July 2010, we voluntarily repurchased a total of $23.2 million (par value) of our 2004 Convertible Debt Securities for $23.9 million. As a result of these repurchases, beginning in 2014, we will have to pay cash of approximately $30 million ratably over five years related to the deferred tax liabilities associated with the repurchased securities.

Our 2004 Convertible Debt Securities are callable by us for cash on or after June 20, 2011, at a redemption price equal to 100% of par value, plus accrued interest. Our 2004 Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, at a redemption price equal to 100% of par value, plus accrued interest. After taking into consideration our voluntary repurchase of our 2004 Convertible Debt Securities in July 2010, our debt service cash outlay related to the 2004 Convertible Debt Securities during the next twelve months could equal the remaining par value of $27.2 million, plus interest payments of $0.7 million. In addition, if the remaining 2004 Convertible Debt Securities are put back to us on June 15, 2011, we will have to pay in cash during 2011 approximately $7 million of deferred tax liabilities associated with the outstanding securities.

We will continue to evaluate our 2004 Convertible Debt Securities for possible future buying opportunities.

Refer to Note 6 to our Financial Statements for details of the conversion triggers of our 2010 Convertible Notes. During the next twelve months, there are no scheduled conversion triggers. As a result, during the next twelve months and based upon the June 30, 2010 par value, we expect our required debt service cash outlay related to the 2010 Convertible Notes to be limited to interest payments of $4.5 million.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. As of June 30, 2010, we are exposed to market risks related to fluctuations and changes in the market value of our cash equivalents and short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Market Risk Related to Long-Term Debt. The interest rate on our 2004 Convertible Debt Securities and 2010 Convertible Notes are fixed, and thus, as it relates to our long-term debt, we are not exposed to changes in interest rates.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of June 30, 2010 and December 31, 2009 were $182.7 million and $163.5 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2010 and December 31, 2009 were $47.0 million and $34.9 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal market risk associated with the short-term investments included in our portfolio.

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

Our Networks and Systems are subject to the risk of an extended interruption or outage due to many factors such as: (i) planned changes to our Systems and Networks for such things as scheduled maintenance and technology upgrades, or migrations to other technologies, service providers, or physical location of hardware; (ii) human and machine error; (iii) acts of nature; and (iv) intentional, unauthorized attacks from computer “hackers.” As noted above, we began the transition of our data center services currently provided by FDC to Infocrossing during 2009, and expect to complete the transition of such services in the second half of 2010. Because of the magnitude of the Systems and Networks that will be impacted by this transition, the above risks of an extended interruption or outage will be significantly heightened during the transition period.

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

Our Use of Open Source Software May Subject Us to Certain Intellectual Property-Related Claims or Require Us to Re-Engineer Our Software, Which Could Harm Our Business.

We use open source software in connection with our solutions, processes, and technology. Companies that use or incorporate open source software into their products have, from time to time, faced claims challenging their use, ownership and/or licensing rights associated with that open source software. As a result, we could be subject to suits by parties claiming certain rights to what we believe to be open source software. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available on unfavorable terms or at no cost. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls with respect to origin of the software. While we take measures to protect our use of open source software in our solutions, open source license terms may be ambiguous, and many of the risks associated with usage of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain solutions in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition, and results of operations.

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

The following table presents information with respect to purchases of company common stock made during the second quarter of 2010 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 – April 30	1,894	$21.89	—	4,204,096
May 1 – May 31	2,331	21.96	—	4,204,096
June 1 – June 30	2,543	18.68	—	4,204,096

Total	6,768	$20.71	—

[1]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2010

CSG SYSTEMS INTERNATIONAL, INC.

/S/ PETER E. KALAN
Peter E. Kalan
Chief Executive Officer and President (Principal Executive Officer)

/S/ RANDY R. WIESE
Randy R. Wiese
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Description	Number

10.52(1)	Employment Agreement with Michael J. Henderson, dated July 1, 2010

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated July 13, 2010.