Form 10-Q
period 2010-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2010-11-09
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

YES  ☐     No  ☒

Shares of common stock outstanding at November 3, 2010: 34,086,717

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2010

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$67,349	$163,489
Restricted cash for Intec acquisition	130,000	—
Short-term investments	14,983	34,888

Total cash, cash equivalents, restricted cash and short-term investments	212,332	198,377
Trade accounts receivable-
Billed, net of allowance of $2,355 and $2,036	113,319	107,810
Unbilled and other	9,101	9,140
Deferred income taxes	9,240	16,826
Income taxes receivable	3,890	2,114
Other current assets	19,563	9,575

Total current assets	367,445	343,842
Property and equipment, net of depreciation of $97,122 and $88,195	46,787	56,799
Software, net of amortization of $43,949 and $40,266	10,650	12,157
Goodwill	108,507	107,052
Client contracts, net of amortization of $131,564 and $122,666	35,894	41,407
Other assets	9,914	4,920

Total assets	$579,197	$566,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized original issue discount of $1,027 and zero	$26,172	$—
Client deposits	30,698	29,906
Trade accounts payable	21,901	26,856
Accrued employee compensation	34,384	26,598
Deferred revenue	29,767	26,307
Other current liabilities	15,372	9,894

Total current liabilities	158,294	119,561

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $35,933 and $12,853	114,067	157,447
Deferred revenue	17,153	20,498
Income taxes payable	—	5,889
Deferred income taxes	47,658	42,198
Other non-current liabilities	7,300	8,474

Total non-current liabilities	186,178	234,506

Total liabilities	344,472	354,067

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 34,079,497 and 35,125,943 shares outstanding	641	636
Additional paid-in capital	436,433	408,722
Treasury stock, at cost, 29,956,808 and 28,456,808 shares	(704,963)	(675,623)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	7	10
Unrecognized pension plan losses and prior service costs, net of tax	(897)	(919)
Accumulated earnings	503,504	479,284

Total stockholders’ equity	234,725	212,110

Total liabilities and stockholders’ equity	$579,197	$566,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except share and per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Processing and related services	$124,984	$116,267	$368,393	$345,854
Software, maintenance and services	8,707	8,281	26,907	27,076

Total revenues	133,691	124,548	395,300	372,930

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	61,675	62,182	197,604	183,679
Software, maintenance and services	6,120	6,572	18,000	19,526

Total cost of revenues	67,795	68,754	215,604	203,205
Other operating expenses:
Research and development	19,113	17,787	56,615	52,496
Selling, general and administrative	19,396	15,084	52,608	43,891
Depreciation	4,865	5,540	16,578	14,681
Restructuring charges	—	76	214	184

Total operating expenses	111,169	107,241	341,619	314,457

Operating income	22,522	17,307	53,681	58,473

Other income (expense):
Interest expense	(1,562)	(1,395)	(4,739)	(4,362)
Amortization of original issue discount	(1,462)	(2,017)	(5,447)	(6,325)
Gain (loss) on repurchase of convertible debt securities	(1,683)	—	(12,635)	1,468
Interest and investment income, net	157	215	524	1,053
Other, net	13	(13)	17	(13)

Total other	(4,537)	(3,210)	(22,280)	(8,179)

Income before income taxes	17,985	14,097	31,401	50,294
Income tax provision	(6,295)	(4,229)	(7,181)	(16,898)

Income from continuing operations	11,690	9,868	24,220	33,396
Discontinued operations:
Income from discontinued operations	—	—	—	—
Income tax benefit	—	1,471	—	1,471

Discontinued operations, net of tax	—	1,471	—	1,471

Net income	$11,690	$11,339	$24,220	$34,867

Basic earnings per common share:
Income from continuing operations	$0.36	$0.29	$0.73	$0.97
Discontinued operations, net of tax	—	0.04	—	0.04

Net income	$0.36	$0.33	$0.73	$1.01

Diluted earnings per common share:
Income from continuing operations	$0.35	$0.29	$0.72	$0.97
Discontinued operations, net of tax	—	0.04	—	0.04

Net income	$0.35	$0.33	$0.72	$1.01

Weighted-average shares outstanding - Basic:
Common stock	32,365	33,287	32,573	33,186
Participating restricted stock	464	1,008	579	1,143

Total	32,829	34,295	33,152	34,329

Weighted-average shares outstanding - Diluted:
Common stock	32,625	33,419	32,834	33,269
Participating restricted stock	464	1,008	579	1,143

Total	33,089	34,427	33,413	34,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$24,220	$34,867
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	16,578	14,681
Amortization	12,963	10,463
Amortization of original issue discount	5,447	6,325
Gain on short-term investments and other	(112)	(540)
(Gain) loss on repurchase of convertible debt securities	12,635	(1,468)
Deferred income taxes	(160)	17,044
Excess tax benefit of stock-based compensation awards	(1,138)	(145)
Stock-based employee compensation	9,300	9,473
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(5,470)	8,322
Other current and non-current assets	(3,966)	(2,148)
Income taxes payable/receivable	(6,987)	(10,798)
Trade accounts payable and accrued liabilities	10,810	8,461
Deferred revenue	115	2,911

Net cash provided by operating activities	74,235	97,448

Cash flows from investing activities:
Purchases of property and equipment	(9,858)	(34,476)
Purchases of short-term investments	(61,888)	(41,966)
Proceeds from sale/maturity of short-term investments	81,900	63,800
Purchase of foreign currency hedge	(5,673)	—
Acquisition of businesses, net of cash acquired	(3,264)	(7,391)
Acquisition of and investments in client contracts	(3,610)	(7,244)
Change in restricted cash for Intec acquisition	(130,000)	—

Net cash used in investing activities	(132,393)	(27,277)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,046	1,067
Repurchase of common stock	(33,942)	(6,503)
Payments on acquired equipment financing	(837)	(722)
Proceeds from issuance of convertible debt securities	150,000	—
Repurchase of convertible debt securities	(148,846)	(26,714)
Payments of deferred financing costs	(6,541)	—
Excess tax benefit of stock-based compensation awards	1,138	145

Net cash used in financing activities	(37,982)	(32,727)

Net increase (decrease) in cash and cash equivalents	(96,140)	37,444
Cash and cash equivalents, beginning of period	163,489	83,886

Cash and cash equivalents, end of period	$67,349	$121,330

Supplemental disclosures of cash flow information:
Net cash paid during the period for-Interest	$3,781	$2,547
Income taxes	14,331	9,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and December 31, 2009, and for the third quarter and nine months ended September 30, 2010 and 2009, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. The results of operations for the third quarter and nine months ended September 30, 2010 are not necessarily indicative of the expected results for the entire year ending December 31, 2010.

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

Reclassification. Certain prior year amounts have been reclassified to conform to the September 30, 2010 presentation.

Accounting Pronouncements Issued But Not Yet Effective. In October 2009, the FASB issued a new pronouncement related to revenue arrangements with multiple deliverables. This new guidance requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based upon the relative selling price of each deliverable. It also changes the level of evidence of stand-alone selling price required to separate deliverables by allowing a vendor to make its best estimate of the stand-alone selling price of deliverables when more objective evidence of selling price is not available. The pronouncement also prohibits the use of the residual method of allocating arrangement consideration to deliverables, but instead, requires the use of the relative selling price method where the vendor must determine a stand-alone selling price for all deliverables that meet the separation criteria. The pronouncement’s scope is limited to multiple element arrangements, and does not apply to deliverables within the scope of the software revenue recognition rules or other authoritative literature that addresses both separation and allocation. The provisions of this new pronouncement are effective for fiscal years beginning on or after June 15, 2010, and can be adopted prospectively to new or materially modified revenue arrangements entered into or materially modified after the effective date or retrospectively for all periods presented. We are currently evaluating the impact that this new guidance will have on our consolidated results of operations and financial condition, which we will adopt on a prospective basis on January 1, 2011.

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the third quarter of 2010 and 2009 was $67.5 million and $66.1 million, respectively, and for the nine months ended September 30, 2010 and 2009 was $202.7 million and $198.4 million, respectively.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Short-term Investments and Other Financial Instruments. Our financial instruments as of September 30, 2010 include cash and cash equivalents, restricted cash for Intec acquisition, short-term investments, a foreign currency hedge instrument, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

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

Our short-term investments at September 30, 2010, and December 31, 2009, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Commercial paper	$14,983	$31,388
Certificates of deposit	—	3,500

Total	$14,983	$34,888

All short-term investments held by us as of September 30, 2010, have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2010 and 2009 were $81.9 million and $63.8 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our cash equivalents and short-term investments measured at fair value (in thousands):

	September 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$36,127	$—	$36,127	$122,942	$—	$122,942
Commercial paper	—	31,773	31,773	—	56,641	56,641
Certificates of deposit	—	—	—	—	3,500	3,500

Total	$36,127	$31,773	$67,900	$122,942	$60,141	$183,083

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

As of September 30, 2010, the fair value of the foreign currency hedge instrument, determined using a pricing model with observable market inputs, was not materially different than its purchase price of approximately $6 million.

As of September 30, 2010, our outstanding debt consists of $27.2 million (par value) of our 2004 Convertible Debt Securities and $150.0 million (par value) of our 2010 Convertible Notes (see Note 7). As of September 30, 2010, the fair value of our $177.2 million (par value) of debt, based upon quoted market prices or recent sales activity, was approximately $177 million.

3. BUSINESS ACQUISITION AND NEW CREDIT AGREEMENT

Intec Acquisition. On September 24, 2010, we issued an announcement pursuant to Rule 2.5 of the U.K. City Code on Takeovers and Mergers (“U.K. City Code”), disclosing our firm intention to make an offer to acquire all of the issued and to be issued shares of U.K.-based Intec Telecom Systems PLC (“Intec”) in an all-cash transaction of 72 pence per Intec share. Intec is a provider of mediation, wholesale and retail billing solutions, serving 60 of the world’s top 100 telecom providers and over 400 clients worldwide. The acquisition is being implemented by way of a court-sanctioned scheme of arrangement (the “Scheme”) under Part 26 of the U.K. Companies Act 2006 (the “Companies Act”).

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Also, on September 24, 2010, we entered into an agreement with Intec for the implementation of the acquisition of Intec by way of the Scheme (the “Implementation Agreement”). The Implementation Agreement sets out certain obligations and commitments of CSG and Intec in relation to the acquisition and its implementation, as well as certain matters relating to the conduct of the business of Intec pending the effective date of the acquisition and certain deal protection measures for our benefit, including a break fee of approximately £2.3 million (which is the maximum permitted under U.K. law) which would be payable by Intec upon the occurrence of certain events.

On November 3, 2010, the board of Intec announced that, at the court meeting and general meeting of eligible Intec shareholders, Intec shareholders voted to approve, by the necessary majorities, the Scheme and other associated matters to implement the acquisition of Intec. The implementation of the acquisition remains conditional on the satisfaction or waiver of the remaining conditions set out in the Scheme document posted to Intec shareholders on October 12, 2010, including the sanction of the Scheme and the confirmation of the capital reduction by the court. It is anticipated that the remaining necessary conditions will be finalized by the end of November, with the Scheme becoming effective on or about November 30, 2010.

Purchase Price. The purchase price for the acquisition is approximately £237 million (72 pence per share), or approximately $384 million, based upon the average exchange rate of 1.62:1.00 between the U.S. dollar (“USD”) and the pound sterling (“GBP”) as of November 5, 2010. The acquisition payment will be made in GBP, and therefore, the ultimate purchase price in USD is not yet determinable.

In conjunction with this transaction, we entered into a foreign currency hedge instrument (i.e., GBP call/USD put), in a notional amount to cover the estimated purchase price at a strike price of 1.62:1.00, in order to limit our economic exposure to adverse movements in the exchange rate between the two currencies leading up to the expected closing date. Assuming a 1.62:1.00 exchange rate, the cost to deliver the £237 million under this foreign currency hedge instrument would be approximately $384 million. As a result, the net economic cost of the Intec purchase price should not exceed $384 million. The cost of the foreign currency hedge instrument, which expires January 25, 2011, was approximately $6 million, and as of September 30, 2010, is reflected in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets. The change in the fair value of the foreign currency hedge instrument is reflected currently in earnings.

In addition to the above mentioned purchase price, we expect to incur approximately $12 million of debt issuance costs and an estimated $16 million of acquisition-related costs (which includes the cost of the foreign currency hedge instrument discussed above). Using the current exchange rate mentioned above, this would put the total cost of Intec acquisition in the $400 million range. The total amount may vary depending upon the final exchange rate at which we purchase the necessary GBP to cover the acquisition payment, and the final amount of the transaction-related costs.

Acquisition Financing. We plan to finance the Intec acquisition by utilizing no less than $130 million of our existing cash and by borrowing against a new credit agreement (the “Intec Acquisition Credit Agreement”) that was executed with our banks on September 24, 2010. The Intec Acquisition Credit Agreement provides for borrowings by us in the form of: (i) a $200 million aggregate principal, six-year term loan, and (ii) a $100 million aggregate principal five-year revolving loan facility. We expect to draw down on the term loan and a portion of the revolving loan facility upon close of the Intec acquisition. In addition to customary drawing conditions, the closing of the Intec acquisition is a condition precedent to our ability to draw down upon the Intec Acquisition Credit Agreement.

Under the U.K. City Code, no financing condition to the acquisition is permitted. As a result, the $130 million minimum level of our existing cash to be used to finance the acquisition (“Intec Restricted Cash”) has been segregated into a separate bank account and its use has been administratively restricted for use only in the closing of the acquisition, and therefore, is not accessible to us for current operating cash needs. As of September 30, 2010, the Intec Restricted Cash has been reflected in Total Current Assets in the accompanying Condensed Consolidated Balance Sheets as the successful completion of the Intec acquisition was still subject to uncertainty, and if the acquisition does not occur, the Intec Restricted Cash will again be accessible to us for current operating cash needs.

The interest rates for borrowings under the Intec Acquisition Credit Agreement are based on our then-current leverage ratio, are chosen at our option and will be based on: (i) an alternate base rate plus an applicable margin in effect from time to time, or (ii) an adjusted LIBOR rate plus an applicable margin in effect from time to time. A commitment fee will be paid on the average daily unused amount of the revolving loan facility, with the annual commitment fee rate ranging from 50 – 75 basis points, based upon our then-current leverage ratio.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

We will make mandatory quarterly amortization payments on the term loan equal to 0.25% of its original principal amount, with the remaining principal balance due at the maturity date in six years. Under certain circumstances, mandatory prepayments are required (e.g., as a result of defined excess cash flow, asset sale or casualty proceeds, or proceeds of debt issuances). We have the right to voluntarily prepay any of the borrowings under the Intec Acquisition Credit Agreement without penalty.

The joint bank lead arrangers of the Intec Acquisition Credit Agreement have the right to change certain terms of the agreement within stated limitations to ensure a successful syndication of the Intec Acquisition Credit Agreement.

Under the Intec Acquisition Credit Agreement and related security agreement with our banks, all of our domestic subsidiaries have guaranteed our obligations, and we have pledged substantially all of our assets to secure their obligations under the Intec Acquisition Credit Agreement and such guarantees.

4. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). We did not repurchase any shares under our Stock Repurchase Program during the quarters ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, we repurchased 1.5 million shares and 250,000 shares of our common stock under the Stock Repurchase Program for $29.3 million (weighted-average price of $19.56 per share) and $3.8 million (weighted-average price of $15.13 per share), respectively. As of September 30, 2010, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.2 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the third quarter and nine months ended September 30, 2010 and 2009, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans, is as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Shares repurchased	17	23	228	192
Total amount paid	$303	$346	$4,608	$2,722

Stock-Based Awards. A summary of our unvested restricted common stock activity during the third quarter and nine months ended September 30, 2010, is as follows:

	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,706,639	$17.11	1,751,717	$16.12
Awards granted	78,920	18.32	695,250	19.92
Awards forfeited/cancelled	(28,450)	16.50	(81,503)	16.37
Awards vested	(92,158)	20.36	(700,513)	17.77

Unvested awards, ending	1,664,951	$17.00	1,664,951	$17.00

Included in the awards granted during the nine months ended September 30, 2010, are performance-based awards for 101,000 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

All other restricted common stock shares granted during the nine months ended September 30, 2010, are time-based awards, which generally vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the third quarter of 2010 and 2009 of $3.1 million and $3.2 million, respectively, and for the nine months ended September 30, 2010 and 2009 of $9.3 million and $9.5 million, respectively.

5. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income. The amounts attributed to both common stock and participating restricted common stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income attributed to:
Common stock	$11,525	$11,006	$23,797	$33,706
Participating restricted common stock	165	333	423	1,161

Total	$11,690	$11,339	$24,220	$34,867

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average shares outstanding – Basic:
Common stock	32,365	33,287	32,573	33,186
Participating restricted common stock	464	1,008	579	1,143

Total	32,829	34,295	33,152	34,329

Weighted-average shares outstanding – Diluted:
Common stock	32,625	33,419	32,834	33,269
Participating restricted common stock	464	1,008	579	1,143

Total	33,089	34,427	33,413	34,412

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic weighted-average common shares	32,365	33,287	32,573	33,186
Dilutive effect of common stock options	21	24	25	26
Dilutive effect of non-participating restricted common stock	239	108	236	57
Dilutive effect of 2010 Convertible Notes	—	—	—	—
Dilutive effect of 2004 Convertible Debt Securities	—	—	—	—

Diluted weighted-average common shares	32,625	33,419	32,834	33,269

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock of 0.1 million and 0.2 million, respectively, for the third quarter of 2010 and 2009, and 0.1 million and 0.2 million, respectively, for the nine months ended September 30, 2010 and 2009, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $24.45 per share. The 2004 Convertible Debt Securities have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $26.77 per share. See Note 7 for additional discussion of our 2010 Convertible Notes and 2004 Convertible Debt Securities.

6. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$11,690	$11,339	$24,220	$34,867
Other comprehensive income (loss), net of tax, if any:
Change in unrecognized pension plan gains and prior service costs, net of tax	—	—	22	—
Unrealized gain (loss) on short-term investments	6	(26)	(3)	(219)

Comprehensive income	$11,696	$11,313	$24,239	$34,648

7. DEBT

As of September 30, 2010 and December 31, 2009, our long-term debt, net of unamortized original issue discount (“OID”), was as follows (in thousands):

	September 30, 2010	December 31, 2009
Liability Component:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $35,933 and zero, respectively	114,067	—
2004 Convertible Debt Securities – senior subordinated convertible contingent debt securities; due June 15, 2024; cash interest at 2.5%; net of unamortized OID of $1,027 and $12,853, respectively	26,172	157,447

	140,239	157,447
Current portion of long-term debt	(26,172)	—

Total long-term debt	$114,067	$157,447

Equity component (included within additional paid-in capital, net of tax):
2010 Convertible Notes	$23,727	$—
2004 Convertible Debt Securities	38,163	39,752

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

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The net proceeds from the sale of the 2010 Convertible Notes were approximately $145 million, after deferred financing costs. We used the net proceeds, along with available cash, cash equivalents and short-term investments, to: (i) repurchase 1.5 million shares of our common stock for $29.3 million ($19.56 per share) under our existing Stock Repurchase Program; and (ii) repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $125.8 million, which included accrued interest of $0.8 million.

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

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities: (i) at any time the price of our common stock trades over $31.79 per share (130% of the $24.45 initial conversion price) for a specified period of time; (ii) at any time the trading price of the 2010 Convertible Notes falls below 98% of the average conversion value for the 2010 Convertible Notes for a specified period of time; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after September 1, 2016, the holders of the 2010 Convertible Notes can elect to convert their securities at any time, with the settlement occurring on March 1, 2017. As of September 30, 2010, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of September 30, 2010, the value of our conversion obligation did not exceed the par value of the 2010 Convertible Notes.

The OID related to the 2010 Convertible Notes of $38.4 million, as a result of an effective interest rate of the liability component of 7.75% compared to the cash interest rate of 3.0%, is being amortized to interest expense through March 1, 2017, the maturity date of the 2010 Convertible Notes.

2004 Convertible Debt Securities. The 2004 Convertible Debt Securities are unsecured obligations, subordinated to any of our future senior indebtedness, and senior to any future junior subordinated debt. The 2004 Convertible Debt Securities were issued at a price of 100% of their par value and bear interest at a rate of 2.5% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The 2004 Convertible Debt Securities are callable by us for cash, on or after June 20, 2011, at a redemption price equal to 100% of the par value of the 2004 Convertible Debt Securities, plus accrued interest. The 2004 Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, 2016 and 2021, or upon a change of control, as defined in the 2004 Convertible Debt Securities bond indenture (“Bonds Indenture”), at a repurchase price equal to 100% of the par value of the 2004 Convertible Debt Securities, plus any accrued interest. Therefore, we have included the 2004 Convertible Debt Securities in current maturities of long-term debt on the Condensed Consolidated Balance Sheet as of September 30, 2010.

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

Holders of the 2004 Convertible Debt Securities can convert their securities: (i) at any time the price of our common stock trades over $34.80 per share (130% of the $26.77 initial conversion price) for a specified period of time; (ii) at any time the trading price of the 2004 Convertible Debt Securities falls below 98% of the average conversion value

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

for the 2004 Convertible Debt Securities for a specified period of time; (iii) upon us exercising our right to redeem the 2004 Convertible Debt Securities at any time after June 20, 2011; (iv) at any time upon the occurrence of specified corporate transactions, to include a change in control (as defined in the Bonds Indenture); and (v) if a certain level of dividends are declared, or a certain number of shares of our common stock are repurchased under a self-tender offer by us. As of September 30, 2010, none of the contingent conversion features have been achieved, and thus, the 2004 Convertible Debt Securities are not convertible by the holders.

Upon conversion of the 2004 Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2004 Convertible Debt Securities that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of September 30, 2010, the value of our conversion obligation did not exceed the par value of the 2004 Convertible Debt Securities.

The OID related to the 2004 Convertible Debt Securities is being amortized to interest expense through June 15, 2011, which is the first date that the 2004 Convertible Debt Securities can be to back to us by the holders for cash. The effective interest rate of the liability component for the 2004 Convertible Debt Securities is 8.00%.

In March 2010, we repurchased $119.9 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $125.0 million. In the first quarter of 2010, we recognized a non-cash loss on the repurchase of approximately $11 million. In July 2010, we repurchased $23.2 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $23.9 million. In the third quarter of 2010, we recognized a non-cash loss on the repurchase of approximately $2 million. This debt has been considered extinguished for accounting purposes.

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

Intec Acquisition Credit Agreement. In conjunction with the acquisition of Intec, on September 24, 2010, we entered into the Intec Acquisition Credit Agreement. In addition to customary drawing conditions, the closing of the Intec acquisition is a condition precedent to our ability to draw down upon the Intec Acquisition Credit Agreement. See Note 3 for discussion regarding the Intec Acquisition Credit Agreement.

Deferred Financing Costs. As of September 30, 2010, we have incurred total deferred financing costs related to the Intec Acquisition Credit Agreement of $2.4 million. The Intec Acquisition Credit Agreement’s total deferred financing costs, the majority of which will be incurred in the fourth quarter of 2010, will be amortized to interest expense, commencing upon draw down of the Intec Acquisition Credit Agreement, through the respective maturity dates of the term loan and the revolving loan facility.

As of September 30, 2010, net deferred financing costs related to the 2010 Convertible Notes were $3.5 million, and are being amortized to interest expense through maturity (March 1, 2017). As of September 30, 2010, net deferred financing costs related to the 2004 Convertible Debt Securities were immaterial.

Total net deferred financing costs are reflected in Other Assets in the accompanying Condensed Consolidated Balance Sheets. Amortization of deferred financing costs included in interest expense for the third quarter of 2010 and 2009 was $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2010 and 2009 was $0.5 million in both periods.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 were as follows (in thousands):

January 1, 2010, balance	$107,052
Adjustments related to prior acquisitions	1,455

September 30, 2010, balance	$108,507

The adjustments related to prior acquisitions are mainly due to the recording of contingent purchase price payments totaling $1.5 million associated with the Quaero acquisition.

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of September 30, 2010 and December 31, 2009, the carrying values of these assets were as follows (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$167,458	$(131,564)	$35,894	$164,073	$(122,666)	$41,407
Software	54,599	(43,949)	10,650	52,423	(40,266)	12,157

Total	$222,057	$(175,513)	$46,544	$216,496	$(162,932)	$53,564

The total amortization expense related to intangible assets for the third quarter of 2010 and 2009 was $4.5 million and $3.2 million, respectively, and for the nine months ended September 30, 2010 and 2009, was $12.4 million and $9.9 million, respectively. Based on the September 30, 2010 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2010 – $16.5 million; 2011 – $15.5 million; 2012 – $14.1 million; 2013 – $4.9 million; and 2014 – $3.5 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2010, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

We estimated the fair value of these indemnifications at $2.8 million as of the closing date for the sale of the GSS business. Since the sale of the GSS business, we have made an indemnification payment of $0.1 million, and as of September 30, 2010, the indemnification liability was $2.3 million and related principally to indemnifications related to income tax matters. It is not possible to predict the maximum potential amount of future payments we may be required to make under this indemnification agreement due to the conditional nature of our obligations and the unique facts and circumstances associated with each indemnification provision. We believe that if we were required to make payments in excess of the indemnification liability we have recorded, the resulting loss would not have a material effect on our financial condition or results of operations. If any amounts required to be paid by us would differ from the amounts initially recorded as indemnification liabilities as of the closing dates for the sale of the GSS business, the difference would be reflected in the discontinued operations section of our Consolidated Statements of Income.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2010. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

10. INCOME TAXES

In the second quarter of 2010, the Internal Revenue Service (“IRS”) completed an examination with respect to our 2006, 2007, and 2008 Federal income tax returns, which resulted in favorable adjustments to our liability for unrecognized income tax benefits of approximately $4 million. As required by current accounting rules, the favorable adjustments have been reflected in total in the period the uncertainty was resolved. As a result, there is a significant variation in our effective income tax rate for the nine months ended September 30, 2010.

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

Intec Acquisition

Acquisition. On September 24, 2010, we announced our intent to acquire U.K.-based Intec Telecom Systems PLC (“Intec”). Intec is a leading provider of mediation, wholesale, and retail billing solutions, serving 60 of the world’s top 100 telecom providers and over 400 clients worldwide. With complementary products, clients, and infrastructure, we believe that CSG and Intec will create a combined entity that is stronger and more well-positioned to serve communications service providers, helping them meet today’s demands while preparing for tomorrow’s needs.

The Intec acquisition is being implemented by way of a court-sanctioned scheme of arrangement (the “Scheme”) under Part 26 of the U.K. Companies Act 2006. On November 3, 2010, the board of Intec announced that, at the court meeting and general meeting of eligible Intec shareholders, Intec shareholders voted to approve, by the necessary majorities, the Scheme and other associated matters to implement the acquisition of Intec. The implementation of the acquisition remains conditional on the satisfaction or waiver of the remaining conditions set out in the Scheme document posted to Intec shareholders on October 12, 2010, including the sanction of the Scheme and the confirmation of the capital reduction by the court. It is anticipated that the remaining necessary conditions will be finalized by the end of November, with the Scheme becoming effective on or about November 30, 2010.

Purchase Price. The purchase price for the Intec acquisition is approximately £237 million (72 pence per share), or approximately $384 million, based upon the average exchange rate of 1.62:1.00 between the U.S. dollar (“USD”) and the pound sterling (“GBP”) as of November 5, 2010. The acquisition payment will be made in GBP, and therefore, the ultimate purchase price in USD is not yet determinable. However, in conjunction with this transaction, we entered into a foreign currency hedge instrument (i.e., GBP call/USD put), in a notional amount to cover the estimated purchase price at a strike price of 1.62:1.00, in order to limit our economic exposure to adverse movements in the exchange rate between the two currencies leading up to the expected closing date. Assuming a 1.62:1.00 USD/GBP exchange rate, the cost to deliver the £237 million under this foreign currency hedge instrument would be approximately $384 million. As a result, the net economic cost of the Intec purchase price should not exceed $384 million.

In addition to the above mentioned purchase price, we expect to incur approximately $12 million of deferred financing costs (“Intec Deferred Financing Costs”) and an estimated $16 million of acquisition-related costs (“Intec Acquisition Costs”). Using the current exchange rate mentioned above, this would put the total cost of the Intec acquisition in the $400 million range. The total amount may vary depending upon the final exchange rate at which we purchase the necessary GBP to cover the acquisition payment, and the final amount of the transaction-related costs.

Acquisition Financing. We plan on financing the Intec acquisition by utilizing no less than $130 million of our existing cash and by borrowing against a new credit agreement (the “Intec Acquisition Credit Agreement”) that consists of a $200 million, six-year term loan and a $100 million, five-year revolving loan facility (collectively, the “Intec Acquisition Credit Facility”) that we entered into during the third quarter as part of this transaction. In addition to customary drawing conditions, the closing of the Intec acquisition is a condition precedent to our ability to draw upon the Intec Acquisition Credit Agreement. Depending upon the market or markets that the Intec Acquisition Credit Agreement is syndicated to, certain terms such as the tenor and amortization schedule could be amended. However, these changes are not expected to be material to the overall Intec Credit Agreement. See Note 3 to our Financial Statements for further information regarding our new credit agreement.

On November 3, 2010, Standard & Poor’s (“S&P”) Ratings Service assigned a preliminary ‘BB’ corporate credit rating and a preliminary ‘BBB-’ issue-level rating on the Intec Acquisition Credit Facility. In addition, on November 3, 2010, Moody’s Investors Service assigned a first-time Corporate Family Rating and Probability of Default rating of Ba3. Concurrently, Moody’s assigned a Ba1 rating to the Intec Acquisition Credit Facility.

Under the U.K. City Code, no financing condition to the acquisition is permitted. As a result, the $130 million minimum level of our existing cash to be used to finance the acquisition (“Intec Restricted Cash”) has been segregated into a separate bank account and its use has been administratively restricted for use only in the closing of the acquisition, and therefore, is not accessible to us for current operating cash needs. We do not anticipate any liquidity issues as a result of segregating the cash into this account.

At the close of the Intec acquisition, we estimate that the combined company will have an estimated cash and liquid short-term investments balance of approximately $175 million and a par value debt balance of approximately $430 million, with a very large percentage of this debt having payment terms extending out several years beyond the closing date.

Impact of Acquisition Costs. Assuming the acquisition closes before the end of 2010, we expect to incur Intec Acquisition Costs during 2010 of approximately $16 million, of which $2.6 million were incurred in the third quarter. These costs include such things as financial advisor and professional services fees, and the cost of our foreign currency hedge instrument, as mentioned above. Of these total estimated Intec Acquisition Costs, approximately $10 million will be included in operating expenses, and approximately $6 million will be reflected in the Other Income (Expense) section of our Condensed Consolidated Statements of Income. These cost estimates may fluctuate as we work through the closing of the transaction.

Additionally, we expect to incur Intec Deferred Financing Costs of approximately $12 million related to the Intec Acquisition Credit Agreement, which will be amortized to interest expense upon the closing of the acquisition through the respective maturity dates of the term loan and revolving loan facility. As of September 30, 2010, we incurred $2.4 million of these new debt financing costs, and this amount is reflected in Other Assets in our Condensed Consolidated Balance Sheet.

MD&A Basis of Discussion. The remainder of this MD&A is written based on the historical performance and expectations of our current business operations and business environment, and does not anticipate the impact of the Intec acquisition on our business operations and business environment going forward after the closing of the transaction, unless specifically noted otherwise. As noted above, the Intec acquisition is expected to close on or about November 30, 2010.

Forward-Looking Statements Related to Intec Acquisition. In conjunction with our communications surrounding the acquisition of Intec, we have made forward-looking statements regarding the Intec acquisition, including but not limited to the following:

•

the impact to our business – including the expansion of our capabilities to better serve our existing clients, the improvement of our time to market, the provision of additional domain expertise that is valued by our clients and positions us to better serve communications services providers, and introductions to new verticals and geographies that may provide us opportunities to leverage our R&D investment and products;

•

the impact to our capital structure – including the amount of estimated cash and liquid investments that will be available upon completion of the acquisition, being well capitalized and having a strong balance sheet;

•

the impact to our results of operations – including our expectations of generating strong operating results and cash flows, of have greater operating scale, and of having the acquisition be accretive to our non-GAAP earnings per share within the first year; and

•	our ability to successfully integrate and manage the Intec business in order to achieve our expected strategic, operating, and financial goals.

These forward-looking statements are based upon assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from our best current judgments and expectations inherent in the forward-looking statements.

Company Overview

Our Company. We are a leading provider of customer interaction management solutions to the North American market. We provide fully outsourced customer care and billing solutions to the cable and direct broadcast satellite (“DBS”) industry that combine the reliability and high-volume transaction processing capabilities of an enterprise server platform with the flexibility of client/server architecture. In addition to the critical business support services that we provide to our clients, our Intelligent Customer Communications solutions facilitate effective interactions between our clients and their end customers through various touch points, including electronic communication channels such as the Internet, interactive communications channels such as voice and text messaging, and through enhanced print communications.

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

General Market Conditions. Over the past few years, the U.S. has experienced a significant economic downturn and difficulties within all industry sectors, but in particular, the financial and credit markets. While the cable and DBS market has weathered the downturn better than most, there has been an increase in new entrants providing content, data, and voice services. While this has spawned increasing demand for solutions that have a demonstrable return on investment in the short-term, sales cycles continue to be extended. In addition, areas that are more discretionary in nature such as marketing and advertising, have not returned to their previous levels of spend prior to the downturn.

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

Management Overview of Quarterly Results

Third Quarter Highlights. A summary of our results of operations for the third quarter of 2010, when compared to the third quarter of 2009, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended September 30,
	2010	2009
Revenues	$133,691	$124,548
Customer Accounts (end of period)	48,750	46,124
Operating Results:
Operating Income	$22,522	$17,307
Operating Income Margin	16.8%	13.9%
Diluted EPS from continuing operations	$0.35	$0.29
Supplemental Data:
Data center transition expenses	$1,825	$5,158
Intec Acquisition Costs	2,601	—
Stock-based compensation	3,116	3,235
Amortization of acquired intangible assets	1,159	1,215
Amortization of OID	1,462	2,017
Loss on repurchase of convertible debt securities	1,683	—

Revenues. Our revenues for the third quarter of 2010 were $133.7 million, up 7.3% when compared to $124.5 million for the same period in 2009, with the increase entirely a result of organic growth factors.

Operating Results. Operating income for the third quarter of 2010 was $22.5 million, or a 16.8% operating income margin percentage, compared to $17.3 million, or a 13.9% operating income margin percentage, for the third quarter of 2009. Overall, the improved operating results for the third quarter of 2010 can be attributed to the revenue growth, scale benefits, and the operational and financial benefits related to our data center migration.

Diluted EPS. Diluted EPS from continuing operations (“diluted EPS”) for the third quarter of 2010 was $0.35 per diluted share, which compares to $0.29 per diluted share for the third quarter of 2009. Diluted EPS for the third quarter of 2010, when compared to diluted EPS for the third quarter of 2009, was significantly impacted by the following items:

•	the $3.3 million decrease in the quarterly data center transition expenses between years, which provided a positive EPS impact of $0.06;

•	the $2.6 million of acquisition-related charges incurred during the third quarter of 2010, which provided a negative EPS impact of $0.05; and

•	the loss on the repurchase of convertible debt securities of $1.7 million in the third quarter of 2010, which provided a negative EPS impact of $0.03.

Balance Sheet and Cash Flows. As of September 30, 2010, we had cash, cash equivalents, restricted cash for Intec acquisition, and short-term investments of $212.3 million, as compared to $229.7 million as of June 30, 2010, and $198.4 million as of December 31, 2009. We continue to generate strong cash flows from operations. Cash flows from operating activities for the third quarter of 2010 were $18.5 million, compared to $37.9 million for the third quarter of 2009, and $24.4 million for the second quarter of 2010, with the fluctuations between periods primarily attributed to changes in operating assets and liabilities, discussed in further detail below.

Significant Client Relationships

Client Concentration. Approximately two-thirds of our total revenues are generated from our four largest clients, which include Comcast, DISH, Time Warner, and Charter. Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	September 30, 2010	June 30, 2010	September 30, 2009
Comcast	24%	25%	25%
DISH	19%	18%	18%
Time Warner	13%	12%	13%
Charter	11%	11%	9%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	September 30, 2010	June 30, 2010	December 31, 2009
Comcast	23%	21%	19%
DISH	16%	16%	26%
Time Warner	15%	16%	9%
Charter	12%	14%	13%

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

Data Center Transition

In December 2008, we entered into an agreement with Infocrossing LLC (“Infocrossing”), a Wipro Limited company, to transition our outsourced data center services from First Data Corporation (“FDC”) to Infocrossing. The term of the Infocrossing agreement runs through May 2015. We changed data center providers to partner with a global provider that focuses on data center operations in greater scale, and as their core business focus. This allowed us to further improve the delivery of our solutions while benefiting from an improved cost structure.

We began our transition efforts to the new Infocrossing data center in the first quarter of 2009, and migrated various computer systems and communication networks to the new data center using a multi-year, phased approach. We finished our transition efforts to the Infocrossing data center during the third quarter of 2010.

We have tracked the expenses attributable to our decision to change data center service providers separately, as these expenses are not considered reflective of our recurring core business operating results. See our 2009 10-K for a description of the items that are included in our data center transition expenses.

During the quarter and nine months ended September 30, 2010 and 2009, we incurred the following expenses related to our data center transition efforts that are included in the following captions in the Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cost of processing and related services	$1,825	$4,299	$18,128	$8,356
Depreciation	—	859	2,014	859

Total data center transition expenses	$1,825	$5,158	$20,142	$9,215

Estimated per diluted share impact (1)	$0.04	$0.10	$0.38	$0.18

(1)	This represents the after-tax impact to net income on a per diluted share basis using an effective income tax rate of approximately 35% and 30%, respectively, for the quarters ended September 30, 2010 and 2009, and approximately 37% and 34%, respectively, for the nine months ended September 30, 2010 and 2009.

Since we have completed our migration to the Infocrossing data center, as of September 30, 2010, we do not anticipate any material data center transition expenses going forward.

Additionally, during the nine months ended September 30, 2010 and 2009, we spent approximately $2 million and $14 million, respectively, related to network and computer equipment needed to set-up and replicate the computing environment at the new Infocrossing data center location.

The Infocrossing agreement, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cost of processing and related services	$791	$917	$2,340	$2,748
Cost of software, maintenance and services	209	233	622	675
Research and development	378	415	1,234	1,242
Selling, general and administrative	1,738	1,670	5,104	4,808

Total stock-based compensation expense	$3,116	$3,235	$9,300	$9,473

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

Results of Operations

Total Revenues. Total revenues for the: (i) third quarter of 2010 increased 7.3% to $133.7 million, from $124.5 million for the third quarter of 2009; and (ii) nine months ended September 30, 2010 increased 6.0% to $395.3 million, from $372.9 million for the nine months ended September 30, 2009. These increases are entirely a result of organic growth factors.

The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) third quarter of 2010 increased 7.5% to $125.0 million, from $116.3 million for the third quarter of 2009; and (ii) for the nine months ended September 30, 2010 increased 6.5% to $368.4 million from $345.9 million for the nine months ended September 30, 2009. These increases in processing and related services revenues can be attributed to organic growth resulting from: (i) continued adoption and use of our advanced customer interaction management solutions; and to a lesser degree, (ii) conversions of customer accounts onto our solutions during the second half of 2009.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets (reflected as a reduction of processing and related services revenues) for the: (i) third quarter of 2010 and 2009 was $1.6 million and $1.0 million, respectively; and (ii) nine months ended September 30, 2010 and 2009 was $4.9 million and $3.0 million, respectively.

•

Total customer accounts processed on our solutions as of September 30, 2010, were 48.8 million, compared to 46.1 million as of September 30, 2009, and 48.9 million as of June 30, 2010. The year-over-year increase is attributed to the 3.1 million customer accounts we converted onto our solutions during the second half of 2009.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) third quarter of 2010 were $8.7 million, a slight increase from the $8.3 million for the third quarter of 2009; and (ii) nine months ended September 30, 2010 were $26.9 million, relatively consistent with the $27.1 million for the nine months ended September 30, 2009.

Total Expenses. Our operating expenses for the: (i) third quarter of 2010 were $111.2 million, up 3.7% when compared to $107.2 million for the same period in 2009; and (ii) nine months ended September 30, 2010 were $341.6 million, up 8.6% when compared to $314.5 million for the nine months ended September 30, 2009.

The increase in total expenses between the third quarter of 2010 and 2009 was partially offset by a $3.3 million decrease in our data center transition expenses, due to completion of the data center migration during the current quarter. As a result, the increase related to all other expenses was $7.3 million, which can be mainly attributed to the following items:

•	During the third quarter of 2010, we incurred $2.6 million of Intec Acquisition Costs, with no comparable amount in the third quarter of 2009.

•	The remaining quarterly expense increase can be attributed primarily to various operational expenses, consistent with the growth in our business year-over-year.

The increase in total expenses between the nine months ended September 30, 2010 and 2009 can be mainly attributed to the following items:

•

During the nine months ended September 30, 2010, we incurred $20.1 million of costs related to our data center transition efforts, as compared to $9.2 million during the nine months ended September 30, 2009 (a $10.9 million increase).

•	During 2010, we incurred $2.6 million of Intec Acquisition Costs, with no comparable amounts in 2009.

•	The remaining year-to-date expense increase can be attributed primarily to various operational expenses, consistent with the growth in our business year-over-year.

The components of total expenses are discussed in more detail below.

Cost of Revenues. See our 2009 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) third quarter of 2010 decreased 0.8% to $61.7 million, from $62.2 million for the third quarter of 2009; and (ii) nine months ended September 30, 2010 increased 7.6% to $197.6 million from $183.7 million for the nine months ended September 30, 2009. Total processing and related services cost as a percentage of our processing and related services revenues for the (i) third quarter of 2010 and 2009 was 49.3% and 53.5%, respectively; and (ii) nine months ended September 30, 2010 and 2009 was 53.6% and 53.1%, respectively.

Processing and related services cost and processing and related services cost as a percentage of our processing and related services revenues were significantly impacted by our data center transition expenses, which had the following effect (in thousands, except percentages):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Cost of processing and related services revenues, all other	$59,850	47.9%	$57,883	49.8%	$179,476	48.7%	$175,323	50.7%
Data center transition expenses	1,825	1.4%	4,299	3.7%	18,128	4.9%	8,356	2.4%

Cost of processing and related services revenues	$61,675	49.3%	$62,182	53.5%	$197,604	53.6%	$183,679	53.1%

Absent the impact of the data center transition expenses, processing and related services cost of revenues as a percentage of our processing and related services revenues would have decreased between periods. These decreases are reflective of the scale benefits we have been able to achieve from the increased number of customer accounts on our systems and is also due to the operational and financial benefits that we began to experience during the second quarter of 2010, following the completion of our migration efforts to the new data center location.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) third quarter of 2010 decreased 6.9% to $6.1 million, from $6.6 million for the third quarter of 2009; and (ii) nine months ended September 30, 2010 decreased 7.8% to $18.0 million, from $19.5 million for the nine months ended September 30, 2009. These decreases are a result of a reallocation of personnel and related costs assigned internally to software maintenance and consulting projects to other projects.

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the: (i) third quarter of 2010 and 2009 was 70.3% and 79.4%, respectively; and (ii) nine months ended September 30, 2010 and 2009 was 66.9% and 72.1%, respectively. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of solutions. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software and maintenance, professional services as a percentage of our software, maintenance and services revenues will likely occur between periods.

R&D Expense. R&D expense for the (i) third quarter of 2010 increased 7.5% to $19.1 million, from $17.8 million for the third quarter of 2009; and (ii) nine months ended September 30, 2010 increased 7.8% to $56.6 million, from $52.5 million for the nine months ended September 30, 2009. The increases between periods are primarily due to an increase in personnel on R&D projects, reflective of focus on product development and enhancement efforts. As a percentage of total revenues, R&D expense was 14.3% for the third quarter of 2010 and 2009. We did not capitalize any internal software development costs during the nine months ended September 30, 2010 and 2009.

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

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the (i) third quarter of 2010 increased 28.6% to $19.4 million, from $15.1 million for the third quarter of 2009; and (ii) nine months ended September 30, 2010 increased 19.9% to $52.6 million, from $43.9 million for the nine months ended September 30, 2009. Included in SG&A for the quarter and nine months ended September 30, 2010 was $2.6 million related to Intec Acquisition Costs. The remainder of these increases reflect our increased sales and marketing efforts to expand into other vertical markets. As a percentage of total revenues, SG&A expense was 14.5% for the third quarter of 2010, of which 1.9% relates to the Intec Acquisition Costs, compared to 12.1% for the third quarter of 2009 and 12.7% for the second quarter of 2010.

Depreciation Expense. Depreciation expense for the: (i) third quarter of 2010 decreased 12.2% to $4.9 million, from $5.5 million for the third quarter of 2009; and (ii) nine months ended September 30, 2010 increased 12.9% to $16.6 million, from $14.7 million for the nine months ended September 30, 2009. The increase in depreciation expense between the nine months ended September 2010 and 2009 is a result of the large amount of capital expenditures we have made over the last 18 months, related primarily to our data center transition. Depreciation expense for the quarters ended September 30, 2010 and 2009 includes zero and $0.9 million, and for the nine months ended September 30, 2010 and 2009 includes $2.0 million and $0.9 million of depreciation expense related to our data center transition efforts, discussed earlier.

Operating Income. Operating income and operating income margin for the: (i) third quarter of 2010 was $22.5 million, or 16.8% of total revenues, compared to $17.3 million, or 13.9% of total revenues for the third quarter of 2009; and (ii) nine months ended September 30, 2010 was $53.7 million, or 13.6% of total revenues, compared to $58.5 million, or 15.7% of total revenues for the nine months ended September 30, 2009. Operating income and operating income margin between years were significantly impacted by the data center transition expenses and Intec Acquisition Costs, which had the following effect on our operating income and operating income margins (in thousands, except per share amounts and percentages):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Operating income, all other	$26,948	20.2%	$22,465	18.0%	$76,424	19.3%	$67,688	18.2%
Data center transition expenses	1,825	1.4%	5,158	4.1%	20,142	5.1%	9,215	2.5%
Intec Acquisition Costs	2,601	2.0%	—	—	2,601	0.6%	—	—

Operating income	$22,522	16.8%	$17,307	13.9%	$53,681	13.6%	$58,473	15.7%

Absent the impact of the data center transition expenses and the Intec Acquisition Costs, our operating income and operating income margin would have improved between all periods as a result of: (i) the scale benefits that we have been able to achieve from the increased number of customer accounts on our systems; (ii) the operational and financial benefits that we began to experience during the second quarter of 2010, and fully realized in the third quarter of 2010, following our migration efforts to the new data center location; and (iii) our continued expense management.

Gain (Loss) on Repurchase of Convertible Debt Securities. During the third quarter of 2010, we repurchased $23.2 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $23.9 million. As a result of this transaction, we recognized a non-cash loss on the repurchase of $1.7 million (pretax impact). During the nine months ended September 30, 2010, we repurchased a total of $143.1 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $148.9 million, and during the nine months ended September 30, 2009, we repurchased a total of $30.0 million (par value) of our 2004 Convertible Debt Securities for $26.7 million. As a result, we recognized a non-cash loss of $12.6 million (pretax impact) during the nine months ended September 30, 2010 and a non-cash gain of $1.5 million (pretax impact) during the nine months ended September 30, 2009.

Income Tax Provision. The effective income tax rates for the quarter and nine months ended September 30, 2010 and 2009 were as follows:

Quarter Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009
35%	30%	23%	34%

The lower effective income tax rate for the nine months ended September 30, 2010 is the result of the completion during the second quarter of 2010 of an IRS examination of our 2006, 2007, and 2008 Federal income tax returns. As a result, we recorded favorable adjustments to our income tax reserves of approximately $4 million, or $0.13 per diluted share during the nine months ended September 30, 2010.

For the full year 2010, our effective income tax rate will be lower than our historical levels due to these favorable adjustments to our income tax reserves. Absent the favorable impact of the $4 million adjustment to our income tax reserves discussed above, and assuming that Congress approves the proposed 2010 R&D tax credit legislation before the end of the year, as it has done so consistently in the past, our expected full year effective income tax rate would be approximately 35%. Should the R&D tax credit legislation pass before year end, we would expect the full year benefit of the credits to be recognized in the fourth quarter.

Liquidity

Cash and Liquidity

As of September 30, 2010, our principal sources of liquidity for operating purposes included cash, cash equivalents and short-term investments of $82.3 million, compared to $229.7 million as of June 30, 2010, and $198.4 million as of December 31, 2009. The September 30, 2010 liquidity measure does not include the $130 million of Intec Restricted Cash discussed above, which is the primary reason for the decrease in liquidity at September 30, 2010, when compared to these previous periods.

We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market risks. Except for the cash restricted for the Intec acquisition, we have ready access to essentially all of our cash, cash equivalents, and short-term investment balances.

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

Our net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2009:
March 31	$30,449	$(14,436)	$16,013
June 30	29,658	13,895	43,553
September 30	30,593	7,289	37,882
December 31	24,320	31,291	55,611
2010:
March 31	27,376	3,948	31,324
June 30	25,052	(641)	24,411
September 30	27,305	(8,805)	18,500

Our cash flows from operating activities include a negative impact of approximately $11 million for the nine months ended September 30, 2010, and approximately $8 million for the year ended December 31, 2009, related to the costs incurred for our data center transition efforts.

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

Significant fluctuations in the balances of key operating assets and liabilities between September 30, 2010, and December 31, 2009, that impacted our cash flows from operating activities, are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2009:
March 31	$133,041	$(2,831)	$130,210	58
June 30	112,612	(2,148)	110,464	58
September 30	114,403	(2,079)	112,324	54
December 31	109,846	(2,036)	107,810	50
2010:
March 31	109,456	(2,289)	107,167	51
June 30	102,523	(2,130)	100,393	51
September 30	115,674	(2,355)	113,319	50

The changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

Accrued Employee Compensation

The increase in accrued employee compensation from $26.6 million as of December 31, 2009 to $34.4 million as of September 30, 2010, is primarily due to the timing of payments related to employee wages and benefits.

Income Taxes Receivable/Payable

As of September 30, 2010, we were in a net income taxes receivable position of $3.9 million, as compared to December 31, 2009, when we were in a net income taxes payable position of $3.8 million. This $7.7 million change is primarily the result of: (i) the finalization of an IRS examination of our 2006, 2007, and 2008 Federal income tax returns, which resulted in favorable adjustments to income tax reserves of approximately $4 million (as discussed above); and (ii) normal timing differences related to our estimated Federal and state income tax payments.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. During the nine months ended September 30, 2010, our cash flows from investing activities also included: (i) the segregation of $130.0 million in a separate bank account where the cash is not accessible to us for operating cash needs as its use has been administratively restricted for use in the closing of the Intec acquisition; (ii) the purchase of a foreign currency hedge instrument for approximately $6 million to limit our exposure to adverse movements in the exchange rate between the GBP and the USD leading up to the expected closing of the Intec acquisition; and (iii) cash payments related to our prior year acquisition activities.

Purchases/Sales of Short-term Investments. During the nine months ended September 30, 2010 and 2009, we purchased $61.9 million and $42.0 million, respectively, and sold (or had mature) $81.9 million and $63.8 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the nine months ended September 30, 2010 and 2009, for property and equipment, and investments in client contracts were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Property and equipment	$9,858	$34,476
Client contracts	3,610	7,244

Of the capital expenditures during the nine months ended September 30, 2010 and 2009, approximately $2 million and $14 million were related to our data center transition efforts. The remaining expenditures consisted principally of investments in: (i) computer hardware, software, and related equipment; and to a lesser degree, (ii) statement production equipment.

The investments in client contracts for the first nine months of 2010 and 2009 relate to client incentive payments ($1.6 million and $3.1 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($2.0 million and $4.1 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our long-term debt.

Repurchase of Common Stock. During the nine months ended September 30, 2010 and 2009, we repurchased 1.5 million shares and 250,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $29.3 million and $3.8 million, respectively. In addition, outside of our Stock Repurchase Program, during the nine months ended September 30, 2010 and 2009, we repurchased from our employees and then cancelled approximately 228,000 shares and 192,000 shares of our common stock for $4.6 million and $2.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term debt. In March 2010, we completed an offering of our 2010 Convertible Notes, as discussed in greater detail in Note 7 to our Financial Statements. We used a portion of the $145 million net proceeds from the offering to repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for $125.0 million. In connection with the issuance of the convertible notes, we paid deferred financing costs of $5.0 million. In July 2010, we repurchased an additional $23.2 million (par value) of our 2004 Convertible Debt Securities for $23.9 million.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of September 30, 2010, we had cash, cash equivalents, and short-term investments of $82.3 million. In addition, we had $130.0 million of Intec Restricted Cash reserved for the closing of the Intec acquisition. If the Intec acquisition were not to close, the administrative restrictions would be lifted, and the Intec Restricted Cash would be available for our current operating cash needs.

•

Credit Agreement. In conjunction with the Intec acquisition, on September 24, 2010, we entered into the Intec Acquisition Credit Agreement. Currently, the credit agreement remains undrawn. Refer to Note 3 to our Financial Statements for further discussion of the new credit agreement.

•	Operating Cash Flows. As described in the “Liquidity” section above, we believe we have the ability to consistently generate strong cash flows to fund our current operating activities.

Uses of Capital Resources. Below are the key items to consider in assessing our uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past. During the first quarter of 2010, and in conjunction with the issuance of our 2010 Convertible Notes, we repurchased 1.5 million shares of our common stock for $29.3 million ($19.56 per share). In the second and third quarters of 2010, we did not repurchase any of our common stock. As of September 30, 2010, we have 4.2 million shares authorized for repurchase remaining under our Stock Repurchase Program. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•	Acquisitions. In September 2010, we announced our intention to acquire Intec. Refer to the discussion above, and to Note 3 to our Financial Statements, for further discussion of the Intec acquisition.

In addition, we have made five acquisitions in the last five years, which had a total aggregate cash purchase price of approximately $150 million. Besides the cash paid at the date the acquisition closes, some acquisitions may include the payment of additional cash related to contingent purchase price payments. During nine months ended September 30, 2010, we made contingent purchase price payments of $3.3 million, of which $2.3 million we had accrued as of December 31, 2009. As of September 30, 2010, we have accrued $0.5 million for contingent purchase price payments related to the achievement of product integration milestones in the third quarter of 2010, with payment to be made in the fourth quarter of 2010. In the future, we could potentially pay up to an additional $0.5 million in contingent purchase price payments related to 2010 in connection with the Quaero acquisition.

•

Capital Expenditures. In the nine months ended September 30, 2010, we have spent $9.9 million on capital expenditures, of which approximately $2 million related to the data center transition to Infocrossing. At this time, we expect our total 2010 capital expenditures to be approximately $16 million, of which approximately $2 million will relate to the data center transition to Infocrossing. The remainder of our expected capital expenditures will consist principally of hardware and software infrastructure to support our clients’ expanding business needs, and statement production equipment to continue to offer enhanced functionalities to our clients.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the nine months ended September 30, 2010, we made client incentive payments of $1.6 million. In addition, during the nine months ended September 30, 2010, we capitalized costs related to the deferral of conversion/set-up services revenue of $2.0 million. As of September 30, 2010, we have made commitments for investments in client contracts which are payable by us only upon the successful conversion of certain additional customer accounts to our processing solutions.

Long-Term Debt. As of September 30, 2010, our long-term debt consisted of: (i) convertible debt, which is made up of our 2004 Convertible Debt Securities with a par value of $27.2 million, and our 2010 Convertible Notes with a par value of $150.0 million; and (ii) the Intec Acquisition Credit Agreement discussed above, which had no amounts outstanding as of September 30, 2010. In addition to customary drawing conditions, the closing of the Intec acquisition is a condition precedent to our ability to draw upon the Intec Acquisition Credit Agreement.

During 2009 and the first nine months of 2010, we voluntarily repurchased a total of $173.1 million (par value) of our 2004 Convertible Debt Securities for $175.3 million. As a result of these repurchases, beginning in 2014, we will have to pay cash of approximately $30 million ratably over five years related to the deferred tax liabilities associated with the repurchased securities.

Our 2004 Convertible Debt Securities are callable by us for cash on or after June 20, 2011, at a redemption price equal to 100% of par value, plus accrued interest. Our 2004 Convertible Debt Securities can be put back to us by the holders for cash at June 15, 2011, at a redemption price equal to 100% of par value, plus accrued interest. Our debt service cash outlay related to the 2004 Convertible Debt Securities during the next twelve months could equal the remaining par value of $27.2 million, plus interest payments of $0.5 million. In addition, if the remaining 2004 Convertible Debt Securities are put back to us on June 15, 2011, we will have to pay in cash during 2011 approximately $7 million of deferred tax liabilities associated with the outstanding securities. We will continue to evaluate our 2004 Convertible Debt Securities for possible future buying opportunities.

Refer to Note 7 to our Financial Statements for details of the conversion triggers of our 2010 Convertible Notes. During the next twelve months, there are no scheduled conversion triggers. As a result, during the next twelve months and based upon the September 30, 2010 par value, we expect our required debt service cash outlay related to the 2010 Convertible Notes to be limited to interest payments of $4.5 million.

In summary, in September 2010, we announced our firm intent to acquire Intec in an all-cash transaction. The total amount to be paid related to the Intec acquisition, including transaction-related costs, is currently estimated to be approximately $400 million, and will be funded through the use of no less than $130 million of our existing cash and the proceeds from our new credit facility. In addition, we expect to continue to make material investments in client contracts, capital equipment, and R&D, and expect to continue to evaluate the possibility of 2004 Convertible Debt Securities and equity repurchases in the future. We believe that our current cash and short-term investments balance and the new credit facility, together with cash expected to be generated in the future from our current operating activities, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We also believe we could obtain additional capital through other debt sources which may be available to us if deemed appropriate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of September 30, 2010, we are exposed to market risks related to fluctuations and changes in the market value of our cash equivalents and short-term investments. We have not historically entered into derivatives or other financial instruments to hedge these market risks. In addition, as of September 30, 2010, we are exposed to market risks related to fluctuations and changes in the market value of a foreign currency hedge instrument.

Market Risk Related to Long-Term Debt. The interest rate on our 2004 Convertible Debt Securities and 2010 Convertible Notes are fixed, and thus, as it relates to our convertible debt, we are not exposed to changes in interest rates.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of September 30, 2010 and December 31, 2009 were $67.3 million and $163.5 million, respectively. Our cash balances are typically “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2010 and December 31, 2009 were $15.0 million and $34.9 million, respectively. The day-to-day management of our cash equivalents and short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal market risk associated with the short-term investments included in our portfolio.

We do not utilize any derivative financial instruments for purposes of managing our market risks related to interest rate risk.

Market Risk Related to Foreign Exchange Rates. In conjunction with the Intec acquisition, in September 2010, we entered into a foreign currency hedge instrument to limit our exposure to adverse movements in the exchange rate between the U.S. dollar and the U.K. pound sterling leading up to the expected closing date. The maximum value at risk related to the foreign currency hedge instrument through its January 25, 2011 expiration date, which will be reflected in the Other Income (Expense) section of our Condensed Consolidated Statements of Income, is its September 30, 2010 market value of approximately $6 million.

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

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; (iv) being bound by client or vendor contracts with unfavorable terms; and (v) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve financial targets; (b) the inability to achieve certain operating goals and synergies; (c) costs incurred to exit current or acquired contracts or activities; (d) costs incurred to service any acquisition debt; and (e) the amortization or impairment of intangible assets.

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

Our solutions are generally delivered through a variety of computing environments operated by us, which we will collectively refer to herein as “Systems.” We provide such computing environments through both outsourced arrangements, such as our current data processing arrangement with Infocrossing, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our solutions are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the high availability and uncompromised security of our Networks and Systems to conduct their business operations.

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

The following table presents information with respect to purchases of company common stock made during the third quarter of 2010 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 – July 31	3,997	$18.19	—	4,204,096
August 1 – August 31	11,862	18.20	—	4,204,096
September 1 – September 30	741	18.91	—	4,204,096

Total	16,600	$18.23	—

[1]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2010

CSG SYSTEMS INTERNATIONAL, INC.

/s/ PETER E. KALAN
Peter E. Kalan Chief Executive Officer and President (Principal Executive Officer)

/s/ RANDY R. WIESE
Randy R. Wiese Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

2.10	Implementation Agreement between CSG Systems International, Inc. and Intec

4.50	$300,000,000 Credit Agreement dated as of September 24, 2010, among CSG Systems International, Inc., as Borrower, The Guarantors Party Hereto, The Lenders Party Hereto, UBS Securities LLC and RBC Capital Markets as Joint Lead Arrangers and Joint Bookmanagers, RBC Capital Markets, as Syndication Agent, UBS Securities LLC, as Documentation Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance LLC, as Swingline Lender

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.