Form 10-Q/A
period 2010-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2010-11-24
CIK 1005757

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

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q/A for the Quarter Ended March 31, 2010

INDEX

			Page No.
Part II	-	OTHER INFORMATION

Item 6.		Exhibits	3

		Signature	4

EXPLANATORY NOTE

CSG Systems International, Inc. (the “Company” or forms of the pronoun “we”) is filing this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, originally filed on May 10, 2010 (the “Original Filing”), to address comments received from the Securities and Exchange Commission (the “Commission”) in connection with the Commission’s review of our request for confidential treatment of information included within a document required to be filed as an exhibit to the Original Filing. This Amendment includes in Part II, Item 6, the following revised Exhibit, to replace the Exhibit filed under the same exhibit number in the Original Filing, which is addressed in our filing of a new request for confidential treatment:

10.23A	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

The Amendment No 1. on Form 10-Q/A now includes additional information surrounding the exclusivity clauses in the filing. In particular, information that was redacted in the prior filing that has been un-redacted now, includes information defining a certain type of customer account; how acquired customer accounts are treated for purposes of exclusivity under the terms of the Agreement; what happens if Dish Networks sells, assigns or transfers customer accounts to a third party; and how any bid process is to be handled during the terms of the agreement.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

4.25 (1)	Letter agreement dated March 18, 2010 by and between CSG Systems International, Inc. and Quantum Partners Ltd. regarding $119,896,000 aggregate principal amount of CSG’s 2.5% Senior Subordinated Convertible Contingent Debt Securities due 2024

4.30 (2)	Purchase Agreement dated February 24, 2010, by and between CSG Systems International, Inc., and Barclays Capital Inc., J.P. Morgan Securities Inc., and UBS Securities LLC

4.40 (2)	Indenture dated March 1, 2010, between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

10.15(3)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.23A*	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 18, 2010.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 24, 2010.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 24, 2010

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President, Chief Financial Officer, and
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting
Officer)

4