Form 10-Q
period 2011-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2011-05-09
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Shares of common stock outstanding at May 5, 2011: 34,607,522

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2011

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$151,985	$197,858
Short-term investments	15,385	17,692

Total cash, cash equivalents and short-term investments	167,370	215,550
Trade accounts receivable-
Billed, net of allowance of $1,958 and $1,837	148,634	155,005
Unbilled and other	33,518	30,803
Deferred income taxes	10,500	13,852
Income taxes receivable	13,242	9,043
Other current assets	21,228	17,241

Total current assets	394,492	441,494
Property and equipment, net of depreciation of $98,988 and $94,236	49,428	52,257
Software, net of amortization of $48,272 and $45,579	30,430	31,118
Goodwill	199,253	209,164
Client contracts, net of amortization of $140,084 and $133,218	113,706	116,328
Deferred income taxes	9,813	9,677
Other assets	18,416	19,660

Total assets	$815,538	$879,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized original issue discount of $285 and $621	$37,364	$69,528
Client deposits	31,200	31,897
Trade accounts payable	26,608	25,381
Accrued employee compensation	37,559	53,372
Income taxes payable	2,227	2,028
Deferred revenue	52,671	56,184
Other current liabilities	21,838	32,019

Total current liabilities	209,467	270,409

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $33,728 and $34,841	301,272	305,159
Deferred revenue	7,447	16,103
Income taxes payable	865	954
Deferred income taxes	24,371	33,247
Other non-current liabilities	17,446	16,748

Total non-current liabilities	351,401	372,211

Total liabilities	560,868	642,620

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 34,593,385 and 34,120,789 shares outstanding	645	641
Additional paid-in capital	439,894	439,712
Treasury stock, at cost, 29,956,808 shares	(704,963)	(704,963)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	4	4
Unrecognized pension plan losses and prior service costs, net of tax	(893)	(897)
Cumulative translation adjustments	6,776	868
Accumulated earnings	513,207	501,713

Total stockholders’ equity	254,670	237,078

Total liabilities and stockholders’ equity	$815,538	$879,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except share and per share amounts)

	Quarter Ended
	March 31, 2011	March 31, 2010
Revenues:
Processing and related services	$131,378	$122,046
Software, maintenance and services	51,714	8,217

Total revenues	183,092	130,263

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	61,259	67,004
Software, maintenance and services	29,505	5,968

Total cost of revenues	90,764	72,972
Other operating expenses:
Research and development	28,638	18,512
Selling, general and administrative	33,339	16,534
Depreciation	6,247	5,622
Restructuring charges	—	221

Total operating expenses	158,988	113,861

Operating income	24,104	16,402

Other income (expense):
Interest expense	(4,341)	(1,548)
Amortization of original issue discount	(1,449)	(2,300)
Interest and investment income, net	234	116
Loss on repurchase of convertible debt securities	—	(10,952)
Other, net	(303)	(2)

Total other	(5,859)	(14,686)

Income before income taxes	18,245	1,716
Income tax provision	(6,751)	(652)

Net income	$11,494	$1,064

Weighted-average shares outstanding - Basic:
Common stock	32,610	33,051
Participating restricted stock	327	743

Total	32,937	33,794

Weighted-average shares outstanding - Diluted:
Common stock	32,852	33,313
Participating restricted stock	327	743

Total	33,179	34,056

Earnings per common share:
Basic	$0.35	$0.03
Diluted	$0.35	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$11,494	$1,064
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	6,247	5,622
Amortization	10,146	4,111
Amortization of original issue discount	1,449	2,300
Gain on short-term investments and other	(13)	(38)
Loss on repurchase of convertible debt securities	—	10,952
Deferred income taxes	7,904	1,433
Excess tax benefit of stock-based compensation awards	(814)	(1,077)
Stock-based employee compensation	3,274	3,009
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	4,085	(116)
Other current and non-current assets	(3,229)	(3,110)
Income taxes payable/receivable	(3,443)	(1,246)
Trade accounts payable and accrued liabilities	(24,301)	3,174
Deferred revenue	(14,688)	5,246

Net cash provided by (used in) operating activities	(1,889)	31,324

Cash flows from investing activities:
Purchases of property and equipment	(4,250)	(4,048)
Purchases of short-term investments	(12,680)	(41,932)
Proceeds from sale/maturity of short-term investments	15,000	31,400
Acquisition of businesses, net of cash acquired	—	(2,264)
Acquisition of and investments in client contracts	(2,383)	(1,280)

Net cash used in investing activities	(4,313)	(18,124)

Cash flows from financing activities:
Proceeds from issuance of common stock	335	451
Repurchase of common stock	(4,027)	(33,504)
Payments on acquired equipment financing	(427)	(285)
Proceeds from long-term debt	—	150,000
Payments of deferred financing costs	(205)	(4,146)
Payments on long-term debt	(37,500)	—
Repurchase of convertible debt securities	—	(124,992)
Excess tax benefit of stock-based compensation awards	814	1,077

Net cash used in financing activities	(41,010)	(11,399)

Effect of exchange rate fluctuations on cash	1,339	—

Net increase (decrease) in cash and cash equivalents	(45,873)	1,801
Cash and cash equivalents, beginning of period	197,858	163,489

Cash and cash equivalents, end of period	$151,985	$165,290

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$4,581	$852
Income taxes	2,453	466

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010, and for the first quarter ended March 31, 2011 and 2010, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC. The results of operations for the first quarter ended March 31, 2011 are not necessarily indicative of the expected results for the entire year ending December 31, 2011.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the first quarter of 2011 and 2010 was $67.8 million and $69.0 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of March 31, 2011, our cash equivalents consist primarily of institutional money market funds, commercial paper and time deposits held at major banks.

As of March 31, 2011, we had $4.7 million of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2011 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Certain of our short-term investments and cash equivalents are considered “available-for-sale” and are reported at fair value in our accompanying Condensed Consolidated Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Our short-term investments at March 31, 2011, and December 31, 2010, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Commercial paper	$12,885	$17,692
Certificates of deposit	2,500	—

Total	$15,385	$17,692

All short-term investments held by us as of March 31, 2011, have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments for the first quarter of 2011 and 2010 were $15.0 million and $31.4 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our investments measured at fair value (in thousands):

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$51,856	$—	$51,856	$91,002	$—	$91,002
Commercial paper	—	30,282	30,282	—	26,590	26,590

Total	$51,856	$30,282	$82,138	$91,002	$26,590	$117,592

Balance sheet classification:
Cash equivalents	$51,856	$17,397	$69,253	$91,002	$8,898	$99,900
Short term investments	—	12,885	12,885	—	17,692	17,692

Total	$51,856	$30,282	$82,138	$91,002	$26,590	$117,592

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

The carrying amount of our long-term debt related to our Credit Agreement approximates fair value. We have chosen not to measure our Convertible Debt Securities at fair value, with changes recognized in earnings each reporting period. As of March 31, 2011, the estimated fair value of our $175.1 million (par value) convertible debt, based upon quoted market prices or recent sales activity, was approximately $183.6 million.

Adoption of New Guidance on Revenue Recognition Related to Multiple-Deliverable Revenue Arrangements. On January 1, 2011, we adopted new guidance on revenue recognition related to multiple-deliverable revenue arrangements. The new guidance changed the criteria for separating deliverables in multiple element revenue arrangements that do not fall within the scope of specific authoritative accounting literature, such as our processing and related services agreements.

Historically, for our processing and related services, we have generally concluded that the multiple deliverables present in a client’s master processing agreement do not qualify as separate units of accounting, and thus we have treated the deliverables as a single unit of accounting, with the revenue recognized somewhat ratably over the term of the processing agreement as we perform the processing and related services.

In adopting the new revenue recognition guidance, we have concluded that the majority of the deliverables related to our processing and related services continue not to qualify as separate units of accounting, as the deliverables are part of a broad integrated solution, and thus do not have value to the client on a standalone basis. As a result, since we do not expect our pattern of revenue recognition to change on the majority of the deliverables related to our processing and related services arrangements, the adoption of the new revenue recognition guidance is not expected to have a material effect.

The revenue recognition for our software licenses, software maintenance services (also known as post-contract customer support), and the majority of our professional services fall within the scope of specific authoritative accounting literature and are not impacted by the new guidance on revenue recognition related to multiple-deliverable revenue arrangements.

3. PRIOR YEAR ACQUISITION

On November 30, 2010, we acquired U.K.-based Intec Telecom Systems PLC (“Intec”) for $364.1 million, or $255.2 million net of $108.9 million of cash and cash equivalents Intec had on hand at the close of the transaction.

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Intec (in thousands):

Trade accounts receivable	$63,732
Other current assets	6,179
Property and equipment	9,968
Acquired software	19,184
Acquired client contracts	77,979
Acquired other intangible assets	6,395
Goodwill	89,747
Net deferred income tax assets	44,975
Other non-current assets	2,552

Total assets acquired	320,711

Trade accounts payable	3,611
Accrued employee compensation	17,517
Deferred revenue	25,600
Other current liabilities	9,336
Non-current liabilities	9,409

Total liabilities assumed	65,473

Net assets acquired (excluding acquired cash)	$255,238

The $255.2 million of net assets acquired reflected above has not changed since December 31, 2010. However, we have made certain adjustments to our estimates of the fair value of various assets acquired and liabilities assumed, none of which required the revision of comparative information for periods presented in the accompanying Condensed Consolidated Financial Statements since the effects are not material. In addition, we have made certain adjustments to our estimates of deferred income taxes. As a result of these changes, during the first quarter of 2011, the amount allocated to goodwill decreased by $11.3 million.

The above estimated fair values of assets acquired and liabilities assumed are still considered provisional, as we are waiting for additional information, primarily related to certain items within trade accounts receivable and deferred revenue, necessary to finalize those fair values, and to estimate the valuation allowances necessary for certain deferred income tax assets. Thus the provisional measurements of fair value set forth above are subject to change. Such changes could be significant. We expect to finalize the fair values and valuation allowances and complete the purchase price allocation as soon as practicable, but not later than one-year from the acquisition date.

4. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). We did not repurchase any shares under our Stock Repurchase Program during the first quarter of 2011. During the first quarter of 2010, we repurchased 1.5 million shares of our common stock under the Stock Repurchase Program for $29.3 million ($19.56 per share). As of March 31, 2011, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.2 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, a summary of shares repurchased from our employees and then cancelled during the first quarter of 2011 and 2010, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans, is as follows (in thousands):

	Quarter Ended March 31,
	2011	2010
Shares repurchased	203	204
Total amount paid	$4,027	$4,165

Stock-Based Awards. A summary of our unvested restricted common stock activity during the first quarter of 2011 is as follows:

	Quarter Ended March 31, 2011
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,803,971	$17.19
Awards granted	671,250	19.23
Awards forfeited/cancelled	(26,000)	17.57
Awards vested	(590,254)	16.88

Unvested awards, ending	1,858,967	$18.02

Included in the awards granted during the first quarter of 2011, are performance-based awards for 120,000 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the first quarter of 2011 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the first quarter of 2011 and 2010 of $3.3 million and $3.0 million, respectively.

5. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income. The amounts attributed to both common stock and participating restricted common stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended March 31,
	2011	2010
Net Income attributed to:
Common stock	$11,380	$1,041
Participating restricted common stock	114	23

Total	$11,494	$1,064

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended March 31,
	2011	2010
Weighted-average shares outstanding – Basic:
Common stock	32,610	33,051
Participating restricted common stock	327	743

Total	32,937	33,794

Weighted-average shares outstanding – Diluted:
Common stock	32,852	33,313
Participating restricted common stock	327	743

Total	33,179	34,056

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended March 31,
	2011	2010
Basic weighted-average common shares	32,610	33,051
Dilutive effect of common stock options	21	29
Dilutive effect of non-participating restricted common stock	221	233
Dilutive effect of 2010 Convertible Notes	—	—
Dilutive effect of 2004 Convertible Debt Securities	—	—

Diluted weighted-average common shares	32,852	33,313

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock of zero and 0.2 million, respectively, for the first quarter of 2011 and 2010, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $24.45 per share. The 2004 Convertible Debt Securities have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $26.77 per share. See Note 7 for additional discussion of our convertible debt.

6. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended March 31,
	2011	2010
Net income	$11,494	$1,064
Other comprehensive income (loss), net of tax, if any:
Change in unrecognized pension plan gains and prior service costs, net of tax	4	22
Unrealized loss on short-term investments	—	(2)
Foreign currency translation adjustments	5,908	—

Comprehensive income	$17,406	$1,084

7. DEBT

Our long-term debt, as of March 31, 2011 and December 31, 2010, was as follows (in thousands):

	March 31, 2011	December 31, 2010
Credit Agreement:
Term loan, due December 2015, interest at adjusted LIBOR plus 3.75% (rate of 4.06% at March 31, 2011 and December 31, 2010)	$197,500	$200,000

$100 million revolving loan facility, due December 2015, interest at adjusted LIBOR plus applicable margin (rate of 4.06% at December 31, 2010)	—	35,000

Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $33,728 and $34,841, respectively	116,272	115,159

2004 Convertible Debt Securities – senior subordinated convertible contingent debt securities; due June 15, 2024; cash interest at 2.5%; net of unamortized OID of $285 and $621, respectively	24,864	24,528

	338,636	374,687
Current portion of long-term debt, net	(37,364)	(69,528)

Total long-term debt, net	$301,272	$305,159

Credit Agreement. In January 2011, we repaid the $35 million outstanding balance of our revolving loan facility (“Revolver”). In March 2011, we made a $2.5 million mandatory repayment on the Term Loan.

As of March 31, 2011, we were in compliance with the financial ratios and other covenants related to the Credit Agreement. As of March 31, 2011, we had no borrowings outstanding on our Revolver and had the entire $100 million available to us.

Convertible Debt Securities. As of March 31, 2011, and as it relates to our Convertible Debt Securities, none of the contingent conversion features have been achieved, and thus, the Convertible Debt Securities are not convertible by the holders.

Upon conversion of the Convertible Debt Securities, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the Convertible Debt Securities that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of March 31, 2011, the value of our conversion obligation did not exceed the par value of the Convertible Debt Securities.

8. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the quarter ended March 31, 2011 were as follows (in thousands):

January 1, 2011, balance	$209,164
Adjustments related to prior acquisitions	(11,362)
Effects of changes in foreign currency exchange rates	1,451

March 31, 2011, balance	$199,253

The adjustments related to prior acquisitions are almost entirely due to the Intec Acquisition discussed in Note 3.

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of March 31, 2011 and December 31, 2010, the carrying values of these assets were as follows (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$253,790	$(140,084)	$113,706	$249,546	$(133,218)	$116,328
Software	78,702	(48,272)	30,430	76,697	(45,579)	31,118

Total	$332,492	$(188,356)	$144,136	$326,243	$(178,797)	$147,446

The total amortization expense related to intangible assets for the first quarter of 2011 and 2010 was $9.4 million and $3.9 million, respectively. Based on the March 31, 2011 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2011 – $36.3 million; 2012 – $33.6 million; 2013 – $23.7 million; 2014 – $16.9 million; and 2015 – $11.3 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2011, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2011. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto (our “Financial Statements”) included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010 (our “2010 10-K”).

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

Company Overview

Our Company. We are a leading provider of Business Support Systems (“BSS”) solutions to clients in several complex and highly competitive industries. Our solutions coordinate and manage many aspects of a service provider’s customer interactions, from the initial activation of customer accounts, to the support of various service activities, and through the presentment, collection, and accounts receivables management of monthly customer statements. While our heritage is in serving the North American communications markets, through acquisition and organic growth, we have broadened and enhanced our solutions to extend our business both globally and to a growing number of other industries including communications, financial services, healthcare, utilities, entertainment, and content distribution.

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

Most recently, our business was focused on the North American market, with approximately 85% of our revenues coming from the cable and direct broadcast satellite (“DBS”) markets and the remaining 15% from a variety of other verticals. However, on November 30, 2010, we completed our acquisition of U.K.-based Intec Telecom Systems PLC (“Intec”) (the “Intec Acquisition”). Intec is a recognized global BSS leader for retail billing, mediation, and wholesale business management, serving the majority of the world’s top 100 communications service providers.

With the Intec Acquisition, we believe we are well-positioned to: (i) evolve our offerings; (ii) expand the markets we serve; and (iii) reach greater economic scale.

We are a S&P SmallCap 600 company.

Management Overview of Quarterly Results

First Quarter Highlights. A summary of our results of operations for the first quarter of 2011, when compared to the first quarter of 2010, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended March 31,
	2011	2010
Revenues	$183,092	$130,263
Operating Results:
Operating income	$24,104	$16,402
Operating income margin	13.2%	12.6%
Diluted EPS	$0.35	$0.03
Supplemental Data:
Data center transition expenses	$—	$7,717
Stock-based compensation	3,274	3,009
Amortization of acquired intangible assets	5,640	1,164
Amortization of OID	1,449	2,300
Loss on repurchase of convertible debt securities	—	10,952
Cable and DBS customer accounts (end of period)	49,081	48,975

Revenues. Our revenues for the first quarter of 2011 were $183.1 million, which reflects the first full quarter of financial results from the Intec Acquisition. This represents a 40.6% increase from revenues of $130.3 million for the same period in 2010.

Operating Results. Operating income for the first quarter of 2011 was $24.1 million, or a 13.2% operating income margin percentage, compared to $16.4 million, or a 12.6% operating income margin percentage, for the first quarter of 2010. The data center transition expenses reduced operating income by $7.7 million for the first quarter of 2010, with no such expenses in 2011.

Diluted EPS. Diluted EPS for the first quarter of 2011 was $0.35 per diluted share, which compares to $0.03 per diluted share for the first quarter of 2010. Diluted EPS for the first quarter of 2010, when compared to diluted EPS for the first quarter of 2011, was negatively impacted by the following items:

•	the data center transition expenses of $7.7 million, which negatively impacted diluted EPS by $0.14 per diluted share; and

•	the loss on the repurchase of convertible debt securities of $11.0 million, which negatively impacted diluted EPS by $0.20 per diluted share.

Cash and Cash Flows. As of March 31, 2011, we had cash, cash equivalents and short-term investments of $167.4 million, as compared to $215.6 million as of December 31, 2010. The sequential quarterly decrease is primary the result of the following: (i) repayment of $37.5 million of outstanding debt during the quarter, consisting principally of $35 million on our Revolver in January 2011, which had been drawn down in December 2010 as part of the acquisition funding for Intec, and (ii) cash flows from operating activities for the first quarter of 2011 were negative ($1.9) million, driven in large part by an anticipated negative impact of $20 million as a result of a change in the monthly invoice timing for DISH, included in the terms of their contract renewal executed in January 2011, and other planned payments for the first quarter, which are discussed in greater detail in the Liquidity section.

Significant Client Relationships

Client Concentration. A large percentage of our historical revenues have been generated from our four largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), Time Warner, Inc. (“Time Warner”), and Charter Communications, Inc. (“Charter”). Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Comcast	19%	22%	24%
DISH	13%	16%	18%
Time Warner	<10%	11%	12%
Charter	<10%	<10%	10%

The decrease in revenues generated from these four clients in the first quarter of 2011 is due to the larger global revenue base that we now have as a result of the Intec Acquisition.

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	March 31, 2011	December 31, 2010	March 31, 2010
Comcast	13%	20%	24%
DISH	13%	15%	17%
Time Warner	<10%	<10%	11%
Charter	<10%	<10%	12%

See our 2010 10-K for additional discussion of our business relationships with the above mentioned significant clients.

DISH. On January 15, 2011, we entered into a contract extension with DISH to extend our relationship for processing and related services, and for print and mail services, through December 31, 2017. As a result of this new agreement, in February 2011 we began invoicing DISH for processing and related services on a per-customer-account basis, to include volume-based tiered pricing, rather than a monthly fixed fee. The expected annual fees that we will generate under the new agreement will decrease in exchange for the extended term of the contract and DISH’s migration to the ACP platform. During the initial years under the new agreement, annual revenues generated could be approximately 10% to 15% less than those generated in 2010, depending on the level of products and services that DISH decides to purchase from us. For the first quarter of 2011, there are two months of the new pricing impacts included in our operating results.

Additionally, the terms of the previous DISH agreement required certain advance deposits and allowed for invoicing of monthly fees in advance of such services. Upon execution of the new agreement, DISH was allowed to apply certain of those advance payments to its first quarter 2011 invoices and the invoicing of monthly services reverted back to our normal practice of invoicing one month in arrears. As a result, our first quarter 2011 cash flows from operating activities was negatively impacted by approximately $20 million as the advance payments and invoicing terms were brought in-line with the new agreement.

See our 2010 10-K for additional details of the key terms of the new DISH agreement. A copy of the new DISH agreement, with confidential information redacted, is filed as Exhibit 10.23C to this Form 10-Q.

Risk of Client Concentration. Although the Intec Acquisition has reduced the percentage of our total revenues generated from these clients, we expect to continue to generate a significant percentage of our future revenues from our four largest clients mentioned above. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. Should a significant client: (i) terminate or fail to renew their contracts with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended
	March 31, 2011	March 31, 2010
Cost of processing and related services	$676	$762
Cost of software, maintenance and services	198	192
Research and development	422	410
Selling, general and administrative	1,978	1,645

Total stock-based compensation expense	$3,274	$3,009

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations. Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; and (v) business combinations and asset purchases. These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2010 10-K.

Results of Operations

Total Revenues. Total revenues for the first quarter of 2011 increased 40.6% to $183.1 million, from $130.3 million for the first quarter of 2010. This increase can almost entirely be attributed to the additional revenues generated as a result of the Intec Acquisition.

We use the location of the contracting entity as the basis of attributing revenues to individual countries. Revenues by geographic regions for the first quarter of 2011 and 2010 were as follows (in thousands):

	Quarter Ended March 31,
	2011	2010
Americas (principally the U.S.)	$156,843	$130,263
Europe, Middle East and Africa (principally Europe)	22,393	—
Asia Pacific	3,856	—

Total revenues	$183,092	$130,263

The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the first quarter of 2011 increased 7.6% to $131.4 million, from $122.0 million for the first quarter of 2010. This increase in processing and related services revenues can be attributed almost equally to: (i) the inclusion of Intec’s managed services revenues; and (ii) organic growth resulting from continued adoption and use of our advanced customer interaction management solutions.

Additional information related to processing and related services revenues is as follows:

•

Processing and related services revenues for the first quarter of 2011 includes a two-month impact of the DISH contract extension, discussed in further detail in the Significant Client Relationships section of this 10-Q and our 2010 10-K.

•

Amortization of our client contracts intangible assets (reflected as a reduction of processing and related services revenues) for the first quarter of 2011 and 2010 was $1.9 million and $1.6 million, respectively.

•	Total customer accounts processed on our ACP solution as of March 31, 2011, were 49.1 million, compared to 49.0 million as of March 31, 2010, and 48.9 million as of December 31, 2010.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the first quarter of 2011 were $51.7 million compared to $8.2 million for the first quarter of 2010, with the increase almost entirely attributed to the revenues from the Intec Acquisition.

Total Expenses. Our operating expenses for the first quarter of 2011 were $159.0 million, up 39.6% when compared to $113.9 million for the same period in 2010. The increase in total expenses between the first quarter of 2011 and 2010 can be attributed to the Intec Acquisition. This was partially offset by a $7.7 million decrease in our data center transition expenses, due to completion of our data center migration in the third quarter of 2010. See the “Data Center Transition” section in our 2010 10-K for a discussion of this project.

The components of total expenses are discussed in more detail below.

Cost of Revenues. See our 2010 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the first quarter of 2011 decreased 8.6% to $61.3 million, from $67.0 million for the first quarter of 2010. Total processing and related services cost as a percentage of our processing and related services revenues for the first quarter of 2011 and 2010 was 46.6% and 54.9%, respectively.

Processing and related services cost and processing and related services cost as a percentage of our processing and related services revenues were impacted in the first quarter of 2010 by our data center transition expenses, which had the following effect (in thousands, except percentages):

	Quarter Ended March 31,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Cost of processing and related services revenues, all other	$61,259	46.6%	$60,609	49.7%
Data center transition expenses (exclusive of depreciation)	—	—	6,395	5.2%

Cost of processing and related services revenues	$61,259	46.6%	$67,004	54.9%

Absent the impact of the data center transition expenses, processing and related services cost of revenues as a percentage of our processing and managed services revenues would have decreased 3.1 percentage points between periods. This decrease is due to the operational and financial benefits that we began to experience during the second quarter of 2010, following the substantial completion of our migration efforts to our new data center location.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the first quarter of 2011 increased to $29.5 million, from $6.0 million for the first quarter of 2010. This increase can be entirely attributed to the Intec Acquisition, and includes the amortization expense related to the acquired Intec intangible assets, which had the following impact on the cost of software, maintenance and services (in thousands, except percentages):

	Quarter Ended March 31,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Cost of software, maintenance and services, all other	$25,048	48.5%	$5,968	72.6%
Amortization expense related to acquired Intec intangible assets	4,457	8.6%	—	—

Cost of software, maintenance and services revenues	$29,505	57.1%	$5,968	72.6%

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the first quarter of 2011 and 2010 was 57.1% and 72.6%, respectively. Consistent with the results for the first quarter of 2011, we expect revenues from software, maintenance and services to be a larger percentage of our total revenues in 2011 then we have historically experienced, as a result of the Intec Acquisition. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of solutions. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software and maintenance, professional services as a percentage of our software, maintenance and services revenues will likely occur between periods.

R&D Expense. R&D expense for the first quarter of 2011 increased 54.7% to $28.6 million, from $18.5 million for the first quarter of 2010, with the increase mainly attributed to the addition of Intec R&D activities. As a percentage of total revenues, R&D expense increased to 15.6% for the first quarter of 2011 compared to 14.2% for the first quarter of 2010. We did not capitalize any internal software development costs during the first quarter ended March 31, 2011 and 2010.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while turning transactions into revenues. This includes the continued investment in our BSS solutions aimed at increasing a providers’ time-to-market, flexibility, scalability, and total cost of ownership. These efforts include the integration of the recently acquired Intec products into the CSG solution suite. We expect that our R&D investment activities in the near-term will be relatively consistent with this past quarter, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the first quarter of 2011 increased to $33.3 million, from $16.5 million for the first quarter of 2010, primarily as a result of the impact of the Intec SG&A functions. As anticipated, our SG&A costs as a percentage of total revenues increased over our historical levels to 18.2% for the first quarter of 2011, compared to 12.7% for the first quarter of 2010. As is typical with many global software companies, Intec’s SG&A expenses as a percentage of total revenues are greater than CSG’s historical levels as a domestic outsourced processing company.

Depreciation Expense. Depreciation expense for the first quarter of 2011 increased 11.1% to $6.2 million, from $5.6 million for the first quarter of 2010. The increase in depreciation expense can be entirely attributed to the additional depreciation expense as a result of the Intec Acquisition. Depreciation expense for the quarter ended March 31, 2010 includes $1.3 million of depreciation expense related to our data center transition efforts.

Operating Income. Operating income and operating income margin for the first quarter of 2011 was $24.1 million, or 13.2% of total revenues, compared to $16.4 million, or 12.6% of total revenues for the first quarter of 2010. Operating income and operating income margin for the first quarter of 2010 were significantly impacted by the data center transition expenses, which had the following effect on our operating income and operating income margins (in thousands, except percentages):

	Quarter Ended March 31,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Operating income, all other	$24,104	13.2%	$24,119	18.5%
Data center transition expenses	—	—	7,717	5.9%

Operating income	$24,104	13.2%	$16,402	12.6%

Absent the impact of the data center transition expenses, operating income margin decreased by 5.3 percentage points between periods as it reflects: (i) the full quarterly impact of the lower margin profile of our expanded software and services business from the Intec Acquisition (to include approximately $5 million of acquired Intec intangible asset amortization); and (ii) the impact of several long-term investments we are making in our business to include the seven-year contract extension with DISH, the additional investments we are making in our R&D efforts, and the expansion of our go-to-market strategies.

Interest Expense. Interest expense for the first quarter of 2011 increased $2.8 million, to $4.3 million, compared to $1.5 million for the first quarter of 2010. This increase is due to the interest expense related to the Credit Agreement, which was entered into during the fourth quarter of 2010 in conjunction with the Intec Acquisition.

Loss on Repurchase of Convertible Debt Securities. During the first quarter of 2010, in conjunction with the issuance of our 2010 Convertible Debt Securities, we repurchased $119.9 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $125.8 million. As a result of this transaction, we recognized a non-cash loss on the repurchase of $11.0 million (pretax impact), or $0.20 per diluted share.

Income Tax Provision. The effective income tax rates for the quarter ended March 31, 2011 and 2010 were as follows:

Quarter Ended March 31,
2011	2010
37%	38%

For the full-year 2011, we are currently estimating an effective income tax rate of 37%, which is higher than our historical levels of at or below the statutory Federal income tax rate as a result of the complexities associated with our expanded international operations due to the Intec Acquisition. Additionally, as we work to implement our longer-term global tax planning strategy during the year, we may see some volatility in our quarterly effective income tax rate. For the first quarter of 2010, our effective income tax rate was negatively impact by a delay in the recognition of certain domestic tax credits.

Liquidity

Cash and Liquidity

As of March 31, 2011, our principal sources of liquidity for operating purposes included cash, cash equivalents and short-term investments of $167.4 million, compared to $215.6 million as of December 31, 2010. The sequential decrease from December 31, 2010 to March 31, 2011 reflects our repayment of $37.5 million of borrowings under our Credit Agreement in the first quarter of 2011, and the negative cash flow from operations for the quarter, driven in large part from the negative $20 million impact related to the change in the monthly invoice timing for DISH, which was included as part of the terms of their contract renewal, executed in January 2011. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a five-year, $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in December 2015 (See Note 7 to the Financial Statements). As of March 31, 2011, and the date of this filing, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of March 31, 2011, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31, 2011	December 31, 2010
Americas (principally the U.S.)	$129,284	$153,674
Europe, Middle East and Africa (principally Europe )	33,853	58,595
Asia Pacific	4,233	3,281

Total cash, equivalents and short-term investments	$167,370	$215,550

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of March 31, 2011, the cash and short-term investments subject to such limitations were not significant.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, amortization of OID, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2010 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by (Used in) Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2010:
March 31	$27,376	$3,948	$31,324
June 30	25,052	(641)	24,411
September 30	27,305	(8,805)	18,500
December 31	32,529	14,545	47,074
2011:
March 31	39,687	(41,576)	(1,889)

We believe the above table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items. As the table above illustrates, the operations portion of our cash flows from operating activities remains a very strong measure for us, and is relatively consistent between periods. The variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

The large decrease in operating assets and liabilities for the first quarter of 2011 relates primarily to the change of the monthly invoice timing for DISH and the timing of payments for several items specific to the first quarter, including Intec acquisition-related expenses and 2010 employee incentive performance bonuses, both of which were accrued expenses as of December 31, 2010. These items are discussed in the greater detail directly below.

Significant fluctuations in the balances of key operating assets and liabilities between March 31, 2011, and December 31, 2010, that impacted our cash flows from operating activities, are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2010:
March 31	$109,456	$(2,289)	$107,167	51
June 30	102,523	(2,130)	100,393	51
September 30	115,674	(2,355)	113,319	50
December 31	156,842	(1,837)	155,005	48
2011:
March 31	150,592	(1,958)	148,634	53

The increase in gross and net accounts receivable in the fourth quarter of 2010 over historical levels is due to the Intec Acquisition. The other changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

As a result of the Intec Acquisition, a greater percentage of our accounts receivable balance as of March 31, 2011 and December 31, 2010, relates to clients outside the U.S. This greater diversity in the geographic composition of our client base is expected to impact our DBO (when compared to our historical experience prior to the Intec Acquisition) as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions. For example, our ability to bill (i.e., send an invoice) and collect arrangement fees may be dependent upon, among other things: (i) the completion of various client administrative matters, local country billing protocols and processes (including local cultural differences), and/or non-client administrative matters; (ii) us meeting certain contractual invoicing milestones; or (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project.

Accrued Employee Compensation

Accrued employee compensation decreased $15.8 million, from $53.4 million as of December 31, 2010, to $37.6 million as of March 31, 2011. This decrease is primarily due to the payment of the 2010 employee incentive performance bonuses in March 2011 that were accrued as of December 31, 2010.

Other Current Liabilities

Other current liabilities decreased $10.2 million, from $32.0 million as of December 31, 2010, to $21.8 million as of March 31, 2011. This decrease can be mainly attributed to the payment of approximately $8 million of various Intec acquisition-related expenses that were accrued as of December 31, 2010.

Deferred Revenue

Total deferred revenue decreased $12.2 million, from $72.3 million as of December 31, 2010, to $60.1 million as of March 31, 2011. This decrease can be attributed to the change in monthly invoice timing for DISH, to bring the advance payments and invoicing terms in-line with the terms of their contract renewal, which was executed in January 2011, offset to a certain degree by annual maintenance billings. This change in the DISH invoice timing had a negative ($20) million impact to our cash flows from operating activities for the first quarter of 2011.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments. During the first quarter of 2011 and 2010, we purchased $12.7 million and $41.9 million, respectively, and sold (or had mature) $15.0 million and $31.4 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the first quarter of 2011 and 2010, for property and equipment, and investments in client contracts were as follows (in thousands):

	Quarters Ended March 31,
	2011	2010
Property and equipment	$4,250	$4,048
Client contracts	2,383	1,280

The property and equipment expenditures during the first quarter of 2011 consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure items.

The investments in client contracts for the first quarter of 2011 and 2010 relate to client incentive payments ($0.5 million and $0.6 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($1.9 million and $0.7 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our long-term debt.

Repurchase of Common Stock. During the first quarter of 2010, in conjunction with the issuance of our 2010 Convertible Notes, we repurchased 1.5 million shares of our common stock under the guidelines of our Stock Repurchase Program for $29.3 million. In addition, outside of our Stock Repurchase Program, during the first quarter of 2011 and 2010, we repurchased from our employees and then cancelled approximately 203,000 shares and 204,000 shares of our common stock for $4.0 million and $4.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term debt. During the first quarter of 2011, we repaid the $35 million outstanding balance of the Revolver and made a $2.5 million mandatory repayment on the Term Loan.

In the first quarter of 2010, we completed an offering of our 2010 Convertible Notes. We used a portion of the $145 million net proceeds from the offering to repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for $125.0 million. In connection with the issuance of the convertible notes, we paid deferred financing costs of $4.1 million.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of March 31, 2011, we had cash, cash equivalents, and short-term investments of $167.4 million. Of the approximately $152 million of cash and cash equivalents as of March 31, 2011, 79%, 9%, and 5%, respectively, were denominated in U.S Dollars, Pounds Sterling, and Euros, and approximately $5 million was restricted as to use to collateralize outstanding letters of credit.

•	Operating Cash Flows. As described in the “Liquidity” section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities.

•

Revolving Loan Facility. We have a five-year, $100 million senior secured revolving loan facility with a syndicate of financial institutions that expires in December 2015. As of the date of this filing, we have $100 million of the revolving loan facility available to us.

Uses of Capital Resources. Below are the key items to consider in assessing our uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past under our Stock Repurchase Program. During 2010, we repurchased 1.5 million shares of our common stock for $29.3 million ($19.56 per share) in conjunction with the issuance of our 2010 Convertible Notes. As of March 31, 2011, we have 4.2 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Acquisitions. We have made six acquisitions in the last six years. The most recent acquisition, and the only acquisition in 2010, was the Intec Acquisition on November 30, 2010 where we paid cash related to the transaction of approximately $378 million (or $269 million, net of cash acquired).

•

Capital Expenditures. In the first quarter of 2011, we spent $4.3 million on capital expenditures. At this time, we expect our 2011 capital expenditures to be approximately $25 million, which will consist principally of: (i) hardware and software infrastructure to support our clients’ expanding business needs around the world; (ii) statement production equipment to continue to offer enhanced functionalities to our U.S. clients; and (iii) internal use systems to support the integration of Intec.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the first quarter of 2011, we made client incentive payments of $0.5 million. In addition, during the first quarter of 2011, we capitalized costs related to the deferral of conversion/set-up services revenue of $1.9 million. As of March 31, 2011, we did not have any material commitments for investments in client contracts which are payable by us only upon the successful conversion of certain additional customer accounts to our processing solutions.

•

Long-Term Debt. As of March 31, 2011, our long-term debt consisted of: (i) convertible debt, which is made up of our 2004 Convertible Debt Securities with a par value of $25.1 million, and our 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $197.5 million. In the first quarter of 2011, we made a mandatory annual amortization payment of $2.5 million on the Credit Agreement term loan and paid off the $35.0 million December 31, 2010 balance on the Credit Agreement revolving loan facility.

During 2010 and 2009, we voluntarily repurchased a total of $175.2 million (par value) of our 2004 Convertible Debt Securities for $177.7 million. As a result of these repurchases, beginning in 2014, we will have to pay cash of approximately $30 million ratably over five years related to the deferred income tax liabilities associated with the repurchased securities.

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

Refer to Note 6 to our 2010 Form 10-K Financial Statements for further details of our long-term debt.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2011, we are exposed to various market risks, including changes in interest rates, foreign currency exchange rates, and fluctuations and changes in the market value of our cash equivalents and short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

Market Risk Related to Long-Term Debt. The interest rates on our convertible debt are fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under the Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. The Eurocurrency applicable margin for the Term Loan is 3.75% throughout the term of the Credit Agreement, and the applicable margin for the Revolver is based on our then-current leverage ratio, which at March 31, 2011 was 3.75%.

We have the option of selecting the length of time (ranging from one to six months) that we lock in the adjusted LIBOR rate. At March 31, 2011, we have entered into a 3-month LIBOR contract rate of 0.31% per annum (for a combined rate for the Term Loan of 4.06%) that is effective through June 14, 2011. We expect to enter into similar length LIBOR contracts during 2011 as a means to manage our interest rate risk on long-term debt. Refer to Note 6 to our 2010 Form 10-K Financial Statements for further details of our long-term debt.

We are currently evaluating whether we should enter into derivative financial instruments for the purposes of managing our interest rate risk related to our Credit Agreement, but as of the date of this filing, we have not entered into such instruments.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2011 and December 31, 2010 were $152.0 million and $197.9 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2011 and December 31, 2010 were $15.4 million and $17.7 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

Our percentage of total revenues generated outside the U.S. for the first quarter of 2011 and the fourth quarter of 2010, as determined by contracting legal entity, was approximately 15% and 2%, respectively. We expect that, in the foreseeable future, the percentage of our total revenues to be generated outside the U.S. may continue to grow.

As of March 31, 2011 and December 31, 2010, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2011		December 31, 2010
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$—	$1,191	$—	$481
Euro	(71)	4,556	(41)	5,607
U.S. Dollar	(143)	15,114	(472)	19,061
New Zealand Dollar	—	550	—	488
Other	(28)	395	(13)	345

Totals	$(242)	$21,806	$(526)	$25,982

A hypothetical adverse change of 10% in the March 31, 2011 exchange rates would not have had a material impact upon our results of operations.

Item 4.	Controls and Procedures

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

(b) Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined by Rule 13a-15(f), to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the CEO and CFO concluded that there has been no such change during the quarter covered by this report. As we continue to integrate the Intec business, we may make changes that could materially affect our internal control over financial reporting.

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

Over the past decade, the worldwide communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, we historically have had approximately two-thirds of our revenues generated from four clients that each individually accounted for approximately 10% or more of our total revenues. As a result of the additional revenues from the Intec Acquisition, for the current quarter, we had two clients, Comcast and DISH, that individually generated over 10% of our total revenues. This resulted in approximately one-third of our total revenues coming from these two clients. See the Significant Client Relationships section of MD&A in our 2010 10-K for key renewal dates and a brief summary of our business relationship with these clients.

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

Variability in quarterly revenues and operating results are inherent characteristics of the software and professional services industries. Common causes of a failure to meet revenue and operating expectations in these industries include, among others:

•	The inability to close and/or recognize revenue on one or more material transactions that may have been anticipated by management in any particular period;

•	The inability to renew timely one or more material software maintenance agreements, or renewing such agreements at lower rates than anticipated; and

•	The inability to complete timely and successfully an implementation project and meet client expectations, due to factors discussed in greater detail below.

We expect software license, software maintenance services, and professional services revenues to become an increasingly larger percentage of our total revenues in the future. As our total revenues grow, so too does the risk associated with meeting financial expectations for revenues derived from our software licenses, software maintenance services, and professional services offerings. As a result, there is a proportionately increased likelihood that we may fail to meet revenue and earnings expectations of the investment community. Should we fail to meet analyst expectations, by even a relatively small amount, it would most likely have a disproportionately negative impact upon the market price of our common stock.

The Delivery of Our Solutions is Dependent on a Variety of Computing Environments and Communications Networks Which May Not Be Available or May Be Subject to Security Attacks.

Our processing services are generally delivered through a variety of computing environments operated by us, which we will collectively refer to herein as “Systems.” We provide such computing environments through both outsourced arrangements, such as our current data processing arrangement with Infocrossing, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our solutions are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the high availability and uncompromised security of our Networks and Systems to conduct their business operations.

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

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing processing services to our customers, we process, transmit, and store confidential and personally identifiable information, including social security numbers and financial and health information. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations. While we take measures to protect against unauthorized access to such information and comply with these laws and regulations, these measures may be inadequate, and any failure on our part to protect the privacy of personally identifiable information or comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution, and unfavorable publicity. Even the mere perception of a security breach or inadvertent disclosure of personally identifiable information could inhibit market acceptance of our solutions. In addition, third party vendors that we engage to perform services for us may unintentionally release personally identifiable information or otherwise fail to comply with applicable laws and regulations. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

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

Our International Operations Subject Us to Additional Risks.

We currently conduct a portion of our business outside the United States. We are subject to certain risks associated with operating internationally including the following items:

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

We use open source software in connection with our solutions, processes, and technology. Companies that use or incorporate open source software into their products have, from time to time, faced claims challenging their use, ownership and/or licensing rights associated with that open source software. As a result, we could be subject to suits by parties claiming certain rights to what we believe to be open source software. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available on unfavorable terms or at no cost. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties, support, or controls with respect to origin of the software. While we take measures to protect our use of open source software in our solutions, open source license terms may be ambiguous, and many of the risks associated with usage of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain solutions in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial position, and results of operations.

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

We May Not Be Able to Efficiently and Effectively Implement New Solutions or Convert Clients onto Our Solutions.

Our continued growth plans include the implementation of new solutions, as well as converting both new and existing clients to our solutions. Such implementations or conversions, whether they involve new solutions or new customers, have become increasingly more difficult because of the sophistication, complexity, and interdependencies of the various computing and network environments impacted, combined with the increasing complexity of the underlying business processes. In addition, the complexity of the implementation work increases when the arrangement includes additional vendors participating in the overall project, including, but not limited to, prime and subcontractor relationships with our company. For these reasons, there is a risk that we may experience delays or unexpected costs associated with a particular implementation or conversion, and our inability to complete implementation or conversion projects in an efficient and effective manner could have a material adverse effect on our results of operations.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $199 million of goodwill, and $194 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts). These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

The following table presents information with respect to purchases of company common stock made during the first quarter of 2011 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 – January 31	1,017	$18.99	—	4,204,096
February 1 – February 28	159,608	19.86	—	4,204,096
March 1 – March 31	42,756	19.60	—	4,204,096

Total	203,381	$19.80	—

[1]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2011

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President (Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President, Chief Financial Officer, and
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting
Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.21B*	Sixth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23C*	Tenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network, L.L.C.

10.52	Restated Employment Agreement with Michael J. Henderson, dated March 16, 2011

10.82	Forms of Agreement for Equity Compensation

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.