Form 10-Q
period 2011-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2011-08-09
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Shares of common stock outstanding at August 3, 2011: 34,594,954

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2011

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$114,355	$197,858
Short-term investments	19,995	17,692

Total cash, cash equivalents and short-term investments	134,350	215,550
Trade accounts receivable-
Billed, net of allowance of $2,541 and $1,837	166,436	155,005
Unbilled and other	37,617	30,803
Deferred income taxes	18,224	13,852
Income taxes receivable	1,637	9,043
Other current assets	21,515	17,241

Total current assets	379,779	441,494
Property and equipment, net of depreciation of $104,856 and $94,236	51,046	52,257
Software, net of amortization of $51,106 and $45,579	34,570	31,118
Goodwill	200,443	209,164
Client contracts, net of amortization of $146,175 and $133,218	108,310	116,328
Deferred income taxes	9,446	9,677
Other assets	16,427	19,660

Total assets	$800,021	$879,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized original issue discount of zero and $621	$16,000	$69,528
Client deposits	29,899	31,897
Trade accounts payable	28,206	25,381
Accrued employee compensation	35,097	53,372
Income taxes payable	2,433	2,028
Deferred revenue	45,451	56,184
Other current liabilities	25,904	32,019

Total current liabilities	182,990	270,409

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $32,593 and $34,841	297,407	305,159
Deferred revenue	8,062	16,103
Income taxes payable	1,168	954
Deferred income taxes	23,709	33,247
Other non-current liabilities	19,353	16,748

Total non-current liabilities	349,699	372,211

Total liabilities	532,689	642,620

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 34,607,509 and 34,120,789 shares outstanding	646	641
Additional paid-in capital	443,549	439,712
Treasury stock, at cost, 29,956,808 shares	(704,963)	(704,963)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	5	4
Unrecognized pension plan losses and prior service costs, net of tax	(893)	(897)
Unrecognized loss on change in fair value of interest rate swap, net of tax	(420)	—
Cumulative translation adjustments	7,186	868
Accumulated earnings	522,222	501,713

Total stockholders’ equity	267,332	237,078

Total liabilities and stockholders’ equity	$800,021	$879,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Processing and related services	$129,113	$121,363	$260,491	$243,409
Software, maintenance and services	52,199	9,983	103,913	18,200

Total revenues	181,312	131,346	364,404	261,609

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	60,802	68,925	122,061	135,929
Software, maintenance and services	30,074	5,912	59,579	11,880

Total cost of revenues	90,876	74,837	181,640	147,809
Other operating expenses:
Research and development	27,920	18,990	56,558	37,502
Selling, general and administrative	32,526	16,678	65,865	33,212
Depreciation	6,273	6,091	12,520	11,713
Restructuring charges	1,346	(7)	1,346	214

Total operating expenses	158,941	116,589	317,929	230,450

Operating income	22,371	14,757	46,475	31,159

Other income (expense):
Interest expense	(4,325)	(1,629)	(8,666)	(3,177)
Amortization of original issue discount	(1,420)	(1,685)	(2,869)	(3,985)
Interest and investment income, net	175	251	409	367
Loss on repurchase of convertible debt securities	—	—	—	(10,952)
Other, net	(985)	6	(1,288)	4

Total other	(6,555)	(3,057)	(12,414)	(17,743)

Income before income taxes	15,816	11,700	34,061	13,416
Income tax provision	(6,801)	(234)	(13,552)	(886)

Net income	$9,015	$11,466	$20,509	$12,530

Weighted-average shares outstanding - Basic:
Common stock	32,866	32,303	32,738	32,677
Participating restricted stock	161	531	244	637

Total	33,027	32,834	32,982	33,314

Weighted-average shares outstanding - Diluted:
Common stock	33,072	32,562	32,962	32,938
Participating restricted stock	161	531	244	637

Total	33,233	33,093	33,206	33,575

Earnings per common share:
Basic	$0.27	$0.35	$0.62	$0.38
Diluted	$0.27	$0.35	$0.62	$0.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$20,509	$12,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	12,520	11,713
Amortization	21,215	8,285
Amortization of original issue discount	2,869	3,985
Gain on short-term investments and other	(34)	(79)
Loss on repurchase of convertible debt securities	—	10,952
Deferred income taxes	(1,344)	(44)
Excess tax benefit of stock-based compensation awards	(824)	(1,098)
Stock-based employee compensation	6,529	6,184
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(17,769)	7,360
Other current and non-current assets	(2,175)	(3,911)
Income taxes payable/receivable	8,398	(6,423)
Trade accounts payable and accrued liabilities	(28,987)	3,637
Deferred revenue	(22,083)	2,644

Net cash provided by (used in) operating activities	(1,176)	55,735

Cash flows from investing activities:
Purchases of property and equipment	(11,061)	(7,519)
Purchases of short-term investments	(19,968)	(46,922)
Proceeds from sale/maturity of short-term investments	17,700	34,900
Acquisition of businesses, net of cash acquired	—	(2,764)
Acquisition of and investments in client contracts	(4,479)	(2,623)

Net cash used in investing activities	(17,808)	(24,928)

Cash flows from financing activities:
Proceeds from issuance of common stock	753	772
Repurchase of common stock	(4,049)	(33,643)
Payments on acquired equipment financing	(834)	(571)
Proceeds from long-term debt	—	150,000
Payments of deferred financing costs	(205)	(4,268)
Payments on long-term debt	(64,149)	(124,992)
Excess tax benefit of stock-based compensation awards	824	1,098

Net cash used in financing activities	(67,660)	(11,604)

Effect of exchange rate fluctuations on cash	3,141	—

Net increase (decrease) in cash and cash equivalents	(83,503)	19,203
Cash and cash equivalents, beginning of period	197,858	163,489

Cash and cash equivalents, end of period	$114,355	$182,692

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$7,233	$1,499
Income taxes	6,213	7,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2010, and for the second quarter and six months ended June 30, 2011 and 2010, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC. The results of operations for the second quarter and six months ended June 30, 2011 are not necessarily indicative of the expected results for the entire year ending December 31, 2011.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the second quarter of 2011 and 2010 was $65.3 million and $66.2 million, respectively, and for the six months ended June 30, 2011 and 2010 was $133.1 million and $135.2 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of June 30, 2011, our cash equivalents consist primarily of institutional money market funds, commercial paper and time deposits held at major banks.

As of June 30, 2011, we had $5.1 million of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of June 30, 2011 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, interest rate swaps, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

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

Our short-term investments at June 30, 2011, and December 31, 2010, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Commercial paper	$17,494	$17,692
Certificates of deposit	2,501	—

Total	$19,995	$17,692

All short-term investments held by us as of June 30, 2011, have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2011 and 2010 were $17.7 million and $34.9 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$43,536	$—	$43,536	$91,002	$—	$91,002
Commercial paper (2)	—	25,992	25,992	—	26,590	26,590

Total	$43,536	$25,992	$69,528	$91,002	$26,590	$117,592

Liabilities:
Interest rate swap contracts (3)	—	684	684	—	—	—

Total	$—	$684	$684	$—	$—	$—

(1)	As of June 30, 2011 and December 31, 2010, all of the money market funds were classified on our Condensed Consolidated Balance Sheet in cash equivalents.
(2)	As of June 30, 2011 and December 31, 2010, of the total commercial paper, $8.5 million and $8.9 million, respectively, were classified on our Condensed Consolidated Balance Sheet in cash equivalents, and $17.5 and $17.7 million, respectively, were classified on our Condensed Consolidated Balance Sheet in short term investments.
(3)	As of June 30, 2011, the fair value of the interest rate swap contracts were classified on our Condensed Consolidated Balance Sheet in other non-current liabilities.

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. As of June 30, 2011, the estimated fair value of our Credit Agreement long-term debt of $195 million (carrying value including current maturities) was approximately $200 million, and was estimated using a discounted cash flow methodology. As of June 30, 2011, the estimated fair value of our $151 million (par value) convertible debt, based upon quoted market prices or recent sales activity, was approximately $153 million.

Adoption of New Guidance on Revenue Recognition Related to Multiple-Deliverable Revenue Arrangements. On January 1, 2011, new guidance on revenue recognition related to multiple-deliverable revenue arrangements became effective. The new guidance changed the criteria for separating deliverables in multiple element revenue arrangements that do not fall within the scope of specific authoritative accounting literature.

Our processing and related services revenues relate primarily to the outsourced, customer care and billing processing and related services we provide to our North American cable and direct broadcast satellite clients under long-term master processing agreements. Under those agreements, on a monthly basis, we provide multiple services, to include billing and processing services; credit management and collection services; and customer statement invoice printing and mailing services. Since there are essentially no processing and related services elements that are undelivered at the end of each month, other than the future months’ repetition of those same services which will be billed for and recognized as revenues in those future months when the services are provided, the new guidance did not impact the manner in which we are recognizing our processing and related services revenues.

The revenue recognition for our software licenses, software maintenance services (also known as post-contract customer support), and our professional services that involve the implementation of the software licenses, fall within the scope of specific authoritative accounting literature and are not impacted by the new guidance on revenue recognition related to multiple-deliverable revenue arrangements.

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

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Intec (in thousands):

Trade accounts receivable	$63,899
Other current assets	6,179
Property and equipment	9,968
Acquired software	19,184
Acquired client contracts	77,979
Acquired other intangible assets	6,395
Goodwill	91,400
Net deferred income tax assets	44,452
Other non-current assets	2,552

Total assets acquired	322,008

Trade accounts payable	3,611
Accrued employee compensation	17,517
Deferred revenue	26,311
Other current liabilities	9,620
Non-current liabilities	9,711

Total liabilities assumed	66,770

Net assets acquired (excluding acquired cash)	$255,238

The $255.2 million of net assets acquired reflected above has not changed since March 31, 2011. However, we have made certain adjustments to our estimates of the fair value of various assets acquired and liabilities assumed, none of which required the revision of comparative information for periods presented in the accompanying Condensed Consolidated Financial Statements since the effects are not material. In addition, we have made certain adjustments to our estimates of deferred income taxes. As a result of these changes, during the second quarter of 2011, the amount allocated to goodwill increased by $1.7 million.

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

4. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). We did not repurchase any shares under our Stock Repurchase Program during the six months ended June 30, 2011. During the six months ended June 30, 2010, we repurchased 1.5 million shares of our common stock under the Stock Repurchase Program for $29.3 million (weighted-average price of $19.56 per share). As of June 30, 2011, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.2 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the six months ended June 30, 2011 and 2010, we repurchased from our employees and then cancelled 0.2 million shares of common stock for $4.0 million and 0.2 million shares of common stock for $4.3 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Equity Compensation Plans. In May 2011, our stockholders approved the amended and restated 2005 Stock Incentive Plan, which included an increase in the number of shares that may be issued under the plan of 3,400,000 shares, from 12,400,000 shares to 15,800,000 shares. Additionally in May 2011, our stockholders approved the amended and restated 1996 Employee Stock Purchase Plan, which included an increase in the number of shares reserved for sales to our employees of 750,000 shares, from 958,043 shares to 1,708,043 shares.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the second quarter and six months ended June 30, 2011 is as follows:

	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,858,967	$18.02	1,803,971	$17.19
Awards granted	6,300	20.08	677,550	19.24
Awards forfeited/cancelled	(14,068)	17.12	(40,068)	17.41
Awards vested	(7,475)	17.88	(597,729)	16.89

Unvested awards, ending	1,843,724	$18.04	1,843,724	$18.04

Included in the awards granted during the six months ended June 30, 2011, are performance-based awards for 120,000 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the six months ended June 30, 2011 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the second quarter of 2011 and 2010 of $3.2 million for both periods, and for the six months ended June 30, 2011 and 2010 of $6.5 million and $6.2 million, respectively.

5. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income. The amounts attributed to both common stock and participating restricted common stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income attributed to:
Common stock	$8,971	$11,281	$20,357	$12,290
Participating restricted common stock	44	185	152	240

Total	$9,015	$11,466	$20,509	$12,530

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average shares outstanding – Basic:
Common stock	32,866	32,303	32,738	32,677
Participating restricted common stock	161	531	244	637

Total	33,027	32,834	32,982	33,314

Weighted-average shares outstanding – Diluted:
Common stock	33,072	32,562	32,962	32,938
Participating restricted common stock	161	531	244	637

Total	33,233	33,093	33,206	33,575

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic weighted-average common shares	32,866	32,303	32,738	32,677
Dilutive effect of common stock options	22	23	22	26
Dilutive effect of non-participating restricted common stock	184	236	202	235
Dilutive effect of 2010 Convertible Notes	—	—	—	—
Dilutive effect of 2004 Convertible Debt Securities	—	—	—	—

Diluted weighted-average common shares	33,072	32,562	32,962	32,938

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock of zero and 0.1 million, respectively, for the second quarter of 2011 and 2010, and zero and 0.2 million for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

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

6. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$9,015	$11,466	$20,509	$12,530
Other comprehensive income (loss), net of tax, if any:
Unrealized gain (loss) on short-term investments	1	(7)	1	(9)
Change in unrecognized pension plan losses and prior service costs	—	—	4	22
Unrealized loss on change in fair value of interest rate swap	(420)	—	(420)	—
Foreign currency translation adjustments	410	—	6,318	—

Comprehensive income	$9,006	$11,459	$26,412	$12,543

7. DEBT

Our long-term debt, as of June 30, 2011 and December 31, 2010, was as follows (in thousands):

	June 30, 2011	December 31, 2010
Credit Agreement:
Term loan, due December 2015, interest at adjusted LIBOR plus 3.75% (combined rate of 4.00% at June 30, 2011 and 4.06% at December 31, 2010)	$195,000	$200,000

$100 million revolving loan facility, due December 2015, interest at adjusted LIBOR plus applicable margin (combined rate of 4.06% at December 31, 2010)	—	35,000

Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $32,593 and $34,841, respectively	117,407	115,159

2004 Convertible Debt Securities – senior subordinated convertible contingent debt securities; due June 15, 2024; cash interest at 2.5%; net of unamortized OID of zero and $621, respectively	1,000	24,528

	313,407	374,687
Current portion of long-term debt, net	(16,000)	(69,528)

Total long-term debt, net	$297,407	$305,159

Credit Agreement. In January 2011, we repaid the $35 million outstanding balance of our $100 million revolving loan facility (“Revolver”). During the six months ended June 30, 2011, we made $5.0 million mandatory repayments on the Term Loan.

As of June 30, 2011, we were in compliance with the financial ratios and other covenants related to the Credit Agreement. As of June 30, 2011, we had no borrowings outstanding on our Revolver and had the entire $100 million available to us.

2010 Convertible Notes. As of June 30, 2011, and as it relates to our 2010 Convertible Notes, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of June 30, 2011, the value of our conversion obligation did not exceed the par value of the 2010 Convertible Notes.

2004 Convertible Debt Securities. In June 2011, holders of $24.1 million par value of our 2004 Convertible Debt Securities exercised their put option and we paid the par value and accrued interest to extinguish these securities in June 2011. In June 2011, we exercised our option to call the remaining $1.0 million par value of our 2004 Convertible Debt Securities, and extinguished the debt in July 2011. As a result of the holders exercising their put option, approximately $6 million of deferred tax liabilities became payable and have been reclassified to current income taxes payable as of June 30, 2011.

8. DERIVATIVES

Interest Rate Swap Contracts. In May 2011, we entered into three interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to the Term Loan component of our Credit Agreement.

A summary of the three interest rate swap contracts is as follows (dollars in thousands):

	Beginning of Term	End of Term	Weighted-Average Notional Amount Over Term	Fixed Rate
2011 Swap	May 16, 2011	March 13, 2012	$118,000	0.451%
2012 Swap	March 13, 2012	March 13, 2013	78,000	1.085%
2013 Swap	March 13, 2013	March 13, 2014	51,000	2.181%

We have designated our interest rate swap contracts as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty over the lives of the contracts in exchange for us making fixed-rate payments to the counterparty over the lives of the contracts without exchange of the underlying notional amount.

As of June 30, 2011, the fair value of the interest rate swap contracts, reflected in other non-current liabilities in our Condensed Consolidated Balance Sheet, was $0.7 million, with the loss, net of tax, reflected as a reduction in other comprehensive income.

Changes in the fair value of these interest rate swap contracts, designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations, are reported in accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of our Condensed Consolidated Balance Sheet. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount of losses reclassified from AOCI to income/loss (effective portions) for the quarter ended June 30, 2011 were not material. The estimated net losses on the interest rate swap contracts that will be reclassified into earnings within the next twelve months are not expected to be material. Our interest rate swap contracts qualify as effective relationships, and as a result, hedge ineffectiveness was not material during the quarter ended June 30, 2011.

We are exposed to credit-related losses in the event of non-performance by the counterparty to the interest rate swap contracts. The counterparty to the interest rate swap contracts is a major institution with investment grade credit ratings. We evaluated the counterparty credit risk before entering into the interest rate swap contracts and will continue to closely monitor the financial markets and the risk that the counterparty will default on its obligations. This credit risk is generally limited to the unrealized gains in such contracts, should the counterparty fail to perform as contracted.

We do not use derivative financial instruments for speculative purposes.

9. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2011, were as follows (in thousands):

January 1, 2011 balance	$209,164
Adjustments related to prior acquisitions	(9,724)
Effects of changes in foreign currency exchange rates	1,003

June 30, 2011 balance	$200,443

The adjustments related to prior acquisitions are almost entirely due to the Intec Acquisition discussed in Note 3, and are related to adjustments to our estimates of deferred income taxes and the fair values of various assets and liabilities assumed.

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of June 30, 2011 and December 31, 2010, the carrying values of these assets were as follows (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$254,485	$(146,175)	$108,310	$249,546	$(133,218)	$116,328
Software	85,676	(51,106)	34,570	76,697	(45,579)	31,118

Total	$340,161	$(197,281)	$142,880	$326,243	$(178,797)	$147,446

The total amortization expense related to intangible assets for the second quarter of 2011 and 2010 was $10.3 million and $4.0 million, respectively, and $19.7 million and $7.9 million for the six months ended June 30, 2011 and 2010, respectively. Based on the June 30, 2011 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2011 – $38.3 million; 2012 – $36.7 million; 2013 – $27.4 million; 2014 – $17.8 million; and 2015 – $11.5 million.

10. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2011, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2011. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

We are a S&P SmallCap 600 company.

Management Overview of Quarterly Results

Second Quarter Highlights. A summary of our results of operations for the second quarter of 2011, when compared to the second quarter of 2010, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2011	June 30, 2010
Revenues	$181,312	$131,346
Operating Results:
Operating income	$22,371	$14,757
Operating income margin	12.3%	11.2%
Diluted EPS	$0.27	$0.35

	Quarter Ended
	June 30, 2011	June 30, 2010
Supplemental Data:
Cable and DBS customer accounts (end of period)	48,860	48,864
Data center transition expenses	$—	$10,600
Restructuring charges	1,346	—
Stock-based compensation	3,255	3,175
Amortization of acquired intangible assets	5,739	1,163
Amortization of OID	1,420	1,685

Revenues. Our revenues for the second quarter of 2011 were $181.3 million. This represents a 38.0% increase from revenues of $131.3 million for the same period in 2010, with the increase almost entirely attributed to the additional revenues generated as a result of the Intec Acquisition.

Operating Results. Operating income for the second quarter of 2011 was $22.4 million, or a 12.3% operating income margin percentage, compared to $14.8 million, or an 11.2% operating income margin percentage, for the second quarter of 2010. The data center transition expenses reduced operating income by $10.6 million for the second quarter of 2010, with no comparable expenses in 2011.

Diluted EPS. Diluted EPS for the second quarter of 2011 was $0.27 per diluted share, which compares to $0.35 per diluted share for the second quarter of 2010. Diluted EPS for the second quarter of 2011, when compared to diluted EPS for the second quarter of 2010 was impacted by the following items:

•	the $4.8 million of amortization of acquired intangible assets related to the Intec acquisition, which negatively impacted diluted EPS by $0.09 per diluted share; and

•	restructuring charges of $1.3 million, which negatively impacted diluted EPS by $0.02 per diluted share.

Additionally, diluted EPS for the second quarter of 2010 and was impacted by the following items, for which there were no comparable amounts in the second quarter of 2011:

•	the data center transition expenses of $10.6 million, which negatively impacted diluted EPS by $0.20 per diluted share; and

•

favorable adjustments to our income tax reserves of approximately $4 million as a result of the completion of an IRS examination during the second quarter of 2010, which provided a positive diluted EPS impact of $0.13 per diluted share.

Cash and Cash Flows. As of June 30, 2011, we had cash, cash equivalents and short-term investments of $134.4 million, as compared to $167.4 million as of March 31, 2011. The sequential quarterly decrease is primarily the result of the $24.1 million payment related to our 2004 convertible debt securities, which, as anticipated, were put back to us in June 2011.

Our cash flows from operating activities for the second quarter of 2011 were $0.7 million compared to $24.4 million for the second quarter of 2010 and were negatively impacted by quarter-end movements in our working capital items, in particular, an increase in our quarter-end accounts receivable balance, due primarily to the timing of payments from a significant client, which were received after quarter-end. See the Liquidity section for further discussion of our cash flows.

Significant Client Relationships

Client Concentration. A large percentage of our historical revenues have been generated from our four largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), Time Warner, Inc. (“Time Warner”), and Charter Communications, Inc. (“Charter”). Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	June 30, 2011	March 31, 2011	June 30, 2010
Comcast	18%	19%	25%
DISH	12%	13%	18%
Time Warner	11%	<10%	12%
Charter	<10%	<10%	11%

The decrease in revenues generated from these four clients beginning in 2011 is due to the larger global revenue base that we now have as a result of the Intec Acquisition.

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	June 30, 2011	March 31, 2011	December 31, 2010
Comcast	22%	13%	20%
DISH	12%	13%	15%
Time Warner	11%	<10%	<10%
Charter	<10%	<10%	<10%

See our 2010 10-K for additional discussion of our business relationships with the above mentioned significant clients.

DISH. On January 15, 2011, we entered into a contract extension with DISH to extend our relationship for processing and related services, and for print and mail services, through December 31, 2017. As a result of this new agreement, in February 2011 we began invoicing DISH for processing and related services on a per-customer-account basis, to include volume-based tiered pricing, rather than a monthly fixed fee. The expected annual fees that we will generate under the new agreement will decrease in exchange for the extended term of the contract and DISH’s migration to the ACP platform. During the initial years under the new agreement, annual revenues generated could be approximately 10% to 15% less than those generated in 2010, depending on the level of products and services that DISH decides to purchase from us. The second quarter of 2011 is the first to have the full quarter-impact of the new pricing included in our operating results, as only two months of the new pricing impacts were included in the first quarter of 2011 operating results.

Additionally, the terms of the previous DISH agreement required certain advance deposits and allowed for invoicing of monthly fees in advance of such services. Upon execution of the new agreement, DISH was allowed to apply certain of those advance payments to its first quarter of 2011 invoices and the invoicing of monthly services reverted back to our normal practice of invoicing one month in arrears. As a result, our cash flows from operating activities for the six months end June 30, 2011 was negatively impacted by approximately $20 million as the advance payments and invoicing terms were brought in-line with the new agreement.

See our 2010 10-K for additional details of the key terms of the DISH agreement. The new DISH agreement, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of processing and related services	$693	$787	$1,369	$1,549
Cost of software, maintenance and services	187	221	385	413
Research and development	441	446	863	856
Selling, general and administrative	1,934	1,721	3,912	3,366

Total stock-based compensation expense	$3,255	$3,175	$6,529	$6,184

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in the accompanying Condensed Consolidated Statements of Income (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of processing and related services	$826	$656	$1,651	$1,313
Cost of software, maintenance and services	4,910	470	9,721	940
Selling, general and administrative	3	37	7	74

Total amortization of acquired intangible assets	$5,739	$1,163	$11,379	$2,327

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

Results of Operations

Total Revenues. Total revenues for the: (i) second quarter of 2011 increased 38.0% to $181.3 million, from $131.3 million for the second quarter of 2010; and (ii) six months ended June 30, 2011 increased 39.3% to $364.4 million, from $261.6 million for the six months ended June 30, 2010. These increases can almost entirely be attributed to the additional revenues generated as a result of the Intec Acquisition.

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic regions for the second quarter and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011 (1)	2010
Americas (principally the U.S.)	$156,088	$131,346	$312,526	$261,609
Europe, Middle East and Africa (principally Europe)	18,294	—	37,120	—
Asia Pacific	6,930	—	14,758	—

Total revenues	$181,312	$131,346	$364,404	$261,609

(1)	The revenues by geographic region for the first quarter of 2011 have been restated as we are now using the location of the client as the basis of attributing revenues to individual countries, rather than the location of the contracting entity, as was the case for the quarter ended March 31, 2011.

The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) second quarter of 2011 increased 6.4% to $129.1 million, from $121.4 million for the second quarter of 2010; and (ii) for the six months ended June 30, 2011 increased 7.0% to $260.5 million from $243.4 million for the six months ended June 30, 2010. The increases in processing and related services revenues between periods can be attributed primarily to the inclusion of Intec’s managed services revenues, and to a lesser degree, the organic growth resulting from continued adoption and use of our next generation solutions.

Additional information related to processing and related services revenues is as follows:

•

Processing and related services revenues for the second quarter of 2011 includes the full quarter impact of the DISH contract extension, discussed in further detail in the Significant Client Relationships section of this 10-Q and our 2010 10-K.

•

Amortization of our client contracts intangible assets (reflected as a reduction of processing and related services revenues) for the: (i) second quarter of 2011 and 2010 was $1.9 million and $1.6 million, respectively; and (ii) six months ended June 30, 2011 and 2010 was $3.8 million and $3.2 million, respectively.

•	Total customer accounts processed on our ACP solution as of June 30, 2011 and 2010 were 48.9 million, compared to 49.1 million as of March 31, 2011.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) second quarter of 2011 were $52.2 million compared to $10.0 million for the second quarter of 2010; and (ii) six months ended June 30, 2011 were $103.9 million compared to $18.2 million for the six months ended June 30, 2010, with the increases between periods entirely attributed to the revenues from the Intec Acquisition.

Total Expenses. Our operating expenses for the: (i) second quarter of 2011 were $158.9 million, up 36.3% when compared to $116.6 million for the second quarter of 2010; and (ii) six months ended June 30, 2011 were $317.9 million, up 38.0% when compared to $230.5 million for the six months ended June 30, 2010. The increases in total expenses between periods can be attributed to the Intec Acquisition, which was partially offset by a $10.6 million quarterly and $18.3 million year-to-date decrease in our data center transition expenses, due to completion of our data center migration in the third quarter of 2010. See the “Data Center Transition” section in our 2010 10-K for a discussion of this project.

The components of total expenses are discussed in more detail below.

Cost of Revenues. See our 2010 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) second quarter of 2011 decreased 11.8% to $60.8 million, from $68.9 million for the second quarter of 2010; and (ii) six months ended June 30, 2011 decreased 10.2% to $122.1 million from $135.9 million for the six months ended June 30, 2010. Total processing and related services cost as a percentage of our processing and related services revenues for the: (i) second quarter of 2011 and 2010 was 47.1% and 56.8%, respectively; and (ii) six months ended June 30, 2011 and 2010 was 46.9% and 55.8%, respectively.

Processing and related services cost, and processing and related services cost as a percentage of our processing and related services revenues were impacted in the second quarter and six months ended June 30, 2010 by our data center transition expenses, which had the following effect (in thousands, except percentages):

	Quarter Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Cost of processing and related services revenues, all other	$60,802	47.1%	$59,017	48.6%	$122,061	46.9%	$119,626	49.1%
Data center transition expenses	—	—	9,908	8.2	—	—	16,303	6.7

Cost of processing and related services revenues	$60,802	47.1%	$68,925	56.8%	$122,061	46.9%	$135,929	55.8%

Absent the impact of the data center transition expenses, processing and related services cost as a percentage of our processing and related services revenues would have decreased 1.5 percentage points and 2.2 percentage points, respectively, between the quarters and six months ended June 30, 2011 and June 2010. These decreases are due to the operational and financial benefits that we began to experience during the second quarter of 2010, following the substantial completion of our migration efforts to our new data center location.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) second quarter of 2011 increased to $30.1 million, from $5.9 million for the second quarter of 2010; and (ii) six months ended June 30, 2011 increased to $59.6 million, from $11.9 million for the six months ended June 30, 2010. These increases can be entirely attributed to the Intec Acquisition, and includes the amortization expense related to the acquired Intec intangible assets, which had the following impact on the cost of software, maintenance and services (in thousands, except percentages):

	Quarter Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Cost of software, maintenance and services revenues, all other	$25,279	48.4%	$5,912	59.2%	$50,088	48.2%	$11,880	65.3%
Amortization expense related to acquired Intec intangible assets	4,795	9.2	—	—	9,491	9.1	—	—

Cost of software, maintenance and services revenues	$30,074	57.6%	$5,912	59.2%	$59,579	57.3%	$11,880	65.3%

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the: (i) second quarter of 2011 and 2010 was 57.6% and 59.2%, respectively; and (ii) six months ended June 30, 2011 and 2010 was 57.3% and 65.3%, respectively. Consistent with our results for the first half of 2011 and as a result of the Intec Acquisition, we expect revenues from software, maintenance and services to be a larger percentage of our total revenues in 2011 then we have historically experienced. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of solutions. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software and maintenance, professional services as a percentage of our software, maintenance and services revenues may occur between periods.

R&D Expense. R&D expense for the: (i) second quarter of 2011 increased 47.0% to $27.9 million, from $19.0 million for the second quarter of 2010; and (ii) six months ended June 30, 2011 increase 50.8% to $56.6 million, from $37.5 million for the six months ended June 30, 2010, with the increases mainly attributed to the addition of Intec R&D activities. As a percentage of total revenues, R&D expense increased to 15.4% for the second quarter of 2011 compared to 14.5% for the second quarter of 2010. We did not capitalize any internal software development costs during the six months ended June 30, 2011 and 2010.

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

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) second quarter of 2011 increased 95.0% to $32.5 million, from $16.7 million for the second quarter of 2010; and (ii) six months ended June 30, 2011 increased 98.3% to $65.9 million, from $33.2 million for the six months ended June 30, 2010, with these increases primarily the result of the impact of the Intec SG&A functions. As anticipated, our SG&A costs as a percentage of total revenues increased over our historical levels to 17.9% for the second quarter of 2011, compared to 12.7% for the second quarter of 2010. As is typical with many global software companies, Intec’s SG&A expenses as a percentage of total revenues are greater than CSG’s historical levels as a domestic outsourced processing company.

Depreciation Expense. Depreciation expense for the: (i) second quarter of 2011 increased 3.0% to $6.3 million, from $6.1 million for the second quarter of 2010; and (ii) six months ended June 30, 2011 increased 6.9% to $12.5 million, from $11.7 million for the six months ended June 30, 2010. These increases in depreciation expense are primarily attributed to the additional depreciation expense as a result of the Intec Acquisition, and are offset to a certain degree by depreciation expense related to our data center transition efforts of $0.7 million and $2.0 million, respectively, for the quarter and six months ended June 30, 2010.

Restructuring Charges. During the second quarter of 2011, we implemented various cost reduction and efficiency initiatives that resulted in restructuring charges of $1.3 million for the second quarter. These initiatives were primarily in the following three areas:

•	We lowered our resources in account services to better leverage our enhanced and expanded professional services talent across the global organization.

•

We reduced our resources in certain development areas to ensure we are focusing a greater portion of our efforts on our next generation solutions like ACP, Singl.eView, and Wholesale Billing and Mediation.

•

We are consolidating our print facilities from four to three locations as we continue to take advantage of the advancements made in print technologies and the capabilities of our staff. The efficiencies and added speed resulting from our previous investments have allowed us to significantly increase our production throughput.

These initiatives will result in a $3 million restructuring charge for the year. We anticipate that these actions will result in cost savings of $7 million annually, with approximately one-half of this benefit to be realized in the remainder of 2011, and the full year run rate savings to be experienced in early 2012.

Operating Income. Operating income and operating income margin for the: (i) second quarter of 2011 was $22.4 million, or 12.3% of total revenues, compared to $14.8 million, or 11.2% of total revenues for the second quarter of 2010; and (ii) six months ended June 30, 2011 was $46.5 million, or 12.8% of total revenues, compared to $31.2 million, or 11.9% of total revenues for the six months ended June 30, 2010. Operating income and operating income margin for the second quarter and six months ended June 30, 2010 were significantly impacted by the data center transition expenses, which had the following effect on our operating income and operating income margins (in thousands, except percentages):

	Quarter Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Operating income, all other	$22,371	12.3%	$25,357	19.3%	$46,475	12.8%	$49,476	18.9%
Data center transition expenses	—	—	(10,600)	(8.1)	—	—	(18,317)	(7.0)

Operating income	$22,371	12.3%	$14,757	11.2%	$46,475	12.8%	$31,159	11.9%

Absent the impact of the data center transition expenses, operating income margin decreased by 7.0 percentage points and 6.1 percentage points, respectively, between the quarters and six months ended June 30, 2011 and June

2010. These decreases reflect: (i) the full quarterly impact of the lower margin profile of our expanded software and services business from the Intec Acquisition (to include approximately $5 million and $9 million, respectively, for the quarter and six months ended June 30, 2011, of acquired Intec intangible asset amortization); and (ii) the impact of several long-term investments we are making in our business to include the seven-year contract extension with DISH, the additional investments we are making in our R&D efforts, and the expansion of our go-to-market strategies.

Interest Expense. Interest expense for the: (i) second quarter of 2011 increased $2.7 million, to $4.3 million, compared to $1.6 million for the second quarter of 2010; and (ii) six months ended June 30, 2011 increased $5.5 million to $8.7 million, compared to $3.2 million for the six months ended June 30, 2010. These increases are due to the interest expense related to the Credit Agreement, which was entered into during the fourth quarter of 2010 in conjunction with the Intec Acquisition.

Loss on Repurchase of Convertible Debt Securities. During the six months ended June 30, 2010, in conjunction with the issuance of our 2010 Convertible Debt Securities, we repurchased $119.9 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $125.0 million. As a result of this transaction, we recognized a non-cash loss on the repurchase of $11.0 million (pretax impact), or $0.20 per diluted share.

Income Tax Provision. The effective income tax rates for the quarter and six months ended June 30, 2011 and 2010 were as follows:

Quarter Ended June 30,		Six Months Ended June 30,
2011 (1)	2010 (2)	2011 (1)	2010 (2)
43%	2%	40%	7%

(1)	During the first quarter of 2011, we recorded an effective income tax rate of 37%. As a result of our most recent revised revenues and profit level forecasts for 2011, we now anticipate generating greater losses in certain foreign entities for the year. Under current accounting rules, we cannot take a tax benefit for those losses at this time, which has the effect of increasing our effective income tax rate for the year. As a result, we recorded an effective income tax rate of 43% for the second quarter, bringing the rate to 40% for the first six months of 2011. We may continue to see additional volatility in our income tax rate as we transform our company to a global service provider.
(2)	The low effective income tax rates for the quarter and six months ended June 30, 2010 is the result of the completion of an IRS examination of our 2006, 2007 and 2008 Federal income tax returns during the second quarter of 2010. Under current accounting rules, we were required to establish a liability for unrecognized income tax benefits (i.e., income tax reserves) related to the uncertainty in the realization of certain tax credits and incentives over the last several years. The realization uncertainty was due to the complexity of the income tax regulations associated with the tax credits and incentives, and the judgments and estimates involved in calculating the tax credits and incentives claimed. The completion of the IRS examination essentially validated our calculation methodology and assumptions utilized in determining our credit and incentive amounts. Therefore, favorable adjustments to our income tax reserves of approximately $4 million, or $0.13 and $0.12 per diluted share, respectively, for the quarter and six months ended June 30, 2010, were necessary in accordance with our accounting policies. Absent the impact of this benefit, our effective income tax rate would have been 38% for the quarter and six months ended June 30, 2010.

Liquidity

Cash and Liquidity

As of June 30, 2011, our principal sources of liquidity for operating purposes included cash, cash equivalents and short-term investments of $134.4 million, compared to $167.4 million as of March 31, 2011, and $215.6 million as of December 31, 2010. The $81.2 million year-to-date decrease from December 31, 2010 to June 30, 2011 reflects: (i) our repayment of $40.0 million of borrowings under our Credit Agreement; and (ii) our payment of $24.1 million related to our 2004 convertible debt securities. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a five-year, $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in December 2015 (See Note 7 to the Financial Statements). As of June 30, 2011, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of June 30, 2011, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30, 2011	December 31, 2010
Americas (principally the U.S.)	$101,002	$153,674
Europe, Middle East and Africa (principally Europe )	28,438	58,595
Asia Pacific	4,910	3,281

Total cash, equivalents and short-term investments	$134,350	$215,550

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of June 30, 2011, we had approximately $5 million of cash restricted as to use to collateralize outstanding letters of credit and the cash and short-term investments subject to such limitations were not significant.

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

Our net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by (Used in) Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2010:
March 31	$27,376	$3,948	$31,324
June 30	25,052	(641)	24,411
September 30	27,305	(8,805)	18,500
December 31	32,529	14,545	47,074

Total	$112,262	$9,047	$121,309

2011:
March 31 (1)	$39,687	$(41,576)	$(1,889)
June 30 (2)	21,753	(21,040)	713

Total	$61,440	$(62,616)	$(1,176)

(1)	The large decrease in operating assets and liabilities for the first quarter of 2011 relates primarily to: (i) the change of the monthly invoice timing for DISH that had a negative $20 million impact, as discussed above; and (ii) the timing of payments for several items specific to the first quarter, including the approximately $8 million of Intec acquisition-related expenses and the 2010 employee incentive performance bonuses, both of which were accrued expenses as of December 31, 2010.

(2)	As a result of the payment of our 2004 Convertible Debt Securities, discussed in Note 7 to the Financial Statements, $6 million of deferred income tax liabilities associated with the debt became payable and were reclassified to current income taxes payable as of June 30, 2011. Although this was neutral to our overall cash flows from operating activities, it provided a negative impact to our operations portion of cash flows from operating activities and a benefit to our changes in operating assets and liabilities. Additionally, the changes in operating assets and liabilities for the second quarter of 2011 were negatively impacted by the increase in accounts receivable in addition to decreases in deferred revenue and accrued liabilities, discussed in further detail below.

This table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items. Our cash flows from operating activities for the six months ended June 30, 2011 of ($1.2) million was unusually low for us, and was caused mainly by the $28 million of one-time, nonrecurring items highlighted in Note 1 in the table above, and fluctuations in quarter-end working capital items. We expect that we will continue to see some quarter end variability in our working capital items in future quarters, however, over longer periods of time, we do not expect this to be a factor in our ability to continue to generate strong cash flows.

We expect cash flows from operating activities to continue to be a strong metric for us going forward. Based on our current forecasts, we expect to generate approximately $65 million in cash flows from operating activities during the second half of 2011. This level reflects a more normalized quarterly run rate for us, and assumes no significant changes in working capital from now until the end of the year.

Significant fluctuations in the balances of key operating assets and liabilities between June 30, 2011 and December 31, 2010, that impacted our cash flows from operating activities, are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2010:
March 31	$109,456	$(2,289)	$107,167	51
June 30	102,523	(2,130)	100,393	51
September 30	115,674	(2,355)	113,319	50
December 31	156,842	(1,837)	155,005	48
2011:
March 31	150,592	(1,958)	148,634	53
June 30	168,977	(2,541)	166,436	59

The increase in gross and net accounts receivable in the fourth quarter of 2010 over historical levels is due to the Intec Acquisition. The other changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end. We have no client concerns underlying the month-end timing of payments we experienced during the second quarter of 2011.

As a result of the Intec Acquisition, a greater percentage of our accounts receivable balance beginning with the quarter ended December 31, 2010, relates to clients outside the U.S. As expected, this greater diversity in the geographic composition of our client base is impacting our DBO (when compared to our historical experience prior to the Intec Acquisition) as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions. For example, our ability to bill (i.e., send an invoice) and collect arrangement fees may be dependent upon, among other things: (i) the completion of various client administrative matters, local country billing protocols and processes (including local cultural differences), and/or non-client administrative matters; (ii) us meeting certain contractual invoicing milestones; or (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project.

Accrued Employee Compensation

Accrued employee compensation decreased $18.3 million, from $53.4 million as of December 30, 2010, to $35.1 million as of June 30, 2011. This decrease is primarily due to the payment of the 2010 employee incentive performance bonuses in March 2011 that were accrued as of December 31, 2010.

Other Current Liabilities

Other current liabilities decreased $6.1 million, from $32.0 million as of December 31, 2010, to $25.9 million as of June 30, 2011. This decrease can be mainly attributed to the payment of approximately $8 million of various Intec acquisition-related expenses that were accrued as of December 31, 2010.

Deferred Revenue

Total deferred revenue decreased $18.8 million, from $72.3 million as of December 31, 2010, to $53.5 million as of June 30, 2011. This decrease can be primarily attributed to the change in monthly invoice timing for DISH, to bring the advance payments and invoicing terms in-line with the terms of their contract renewal, which was executed in January 2011, offset to a certain degree by annual maintenance billings. This change in the DISH invoice timing had a negative ($20) million impact to our cash flows from operating activities.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments. During the six months ended June 30, 2011 and 2010, we purchased $20.0 million and $46.9 million, respectively, and sold (or had mature) $17.7 million and $34.9 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the six months ended June 30, 2011 and 2010, for property and equipment, and investments in client contracts were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Property and equipment	$11,061	$7,519
Client contracts	4,479	2,623

The property and equipment expenditures during the first six months 2011 consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure items.

The investments in client contracts for the first six months 2011 and 2010 relate to client incentive payments ($1.0 million and $1.2 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($3.5 million and $1.4 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our long-term debt.

Repurchase of Common Stock. During the first six months of 2010, in conjunction with the issuance of our 2010 Convertible Notes, we repurchased 1.5 million shares of our common stock under the guidelines of our Stock Repurchase Program for $29.3 million. In addition, outside of our Stock Repurchase Program, during the first six months of 2011 and 2010, we repurchased from our employees and then cancelled approximately 206,000 shares and 211,000 shares of our common stock for $4.0 million and $4.3 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term debt. During the first six months of 2011, we: (i) repaid the $35 million outstanding balance of the Revolver; (ii) paid $24.1 million of 2004 Convertible Debt Securities as a result of the holders exercising their put option; and (iii) made $5.0 million of mandatory repayments on the Term Loan.

In the first quarter of 2010, we completed an offering of our 2010 Convertible Notes. We used a portion of the $145 million net proceeds from the offering to repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for $125.0 million. In connection with the issuance of the convertible notes, we paid deferred financing costs of $4.3 million.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of June 30, 2011, we had cash, cash equivalents, and short-term investments of $134.4 million. Of the approximately $114 million of cash and cash equivalents as of June 30, 2011, 76%, 7%, and 7%, respectively, were denominated in U.S Dollars, Pounds Sterling, and Euros, and approximately $5 million was restricted as to use to collateralize outstanding letters of credit.

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

Uses of Capital Resources. Below are the key items to consider in assessing our uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past under our Stock Repurchase Program. During 2010, we repurchased 1.5 million shares of our common stock for $29.3 million ($19.56 per share) in conjunction with the issuance of our 2010 Convertible Notes. As of June 30, 2011, we have 4.2 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Acquisitions. We have made six acquisitions in the last six years. The most recent acquisition, and the only acquisition in 2010, was the Intec Acquisition on November 30, 2010 where we paid cash related to the transaction of approximately $378 million (or $269 million, net of cash acquired).

•	Capital Expenditures. In the six months ended June 30, 2011, we spent $11.1 million on capital expenditures. At this time, we expect our 2011 capital expenditures to be approximately $25 million,

which will consist principally of: (i) hardware and software infrastructure to support our clients’ expanding business needs around the world; (ii) statement production equipment to continue to offer enhanced functionalities to our U.S. clients; and (iii) internal use systems to support the integration of Intec.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the six months ended June 30, 2011, we made client incentive payments of $1.0 million. In addition, during the six months ended June 30, 2011, we capitalized costs related to the deferral of conversion/set-up services revenue of $3.5 million. As of June 30, 2011, we did not have any material commitments for investments in client contracts which are payable by us only upon the successful conversion of certain additional customer accounts to our processing solutions.

•

Long-Term Debt. As of June 30, 2011, our long-term debt consisted of: (i) convertible debt, which is made up of our 2004 Convertible Debt Securities with a par value of $1.0 million, and our 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $195.0 million. In the six months ended June 30, 2011, we made payments of: (i) $24.1 million to holders that exercised their put option on our 2004 Convertible Debt Securities; (ii) $5.0 million related to mandatory amortization payments on the Credit Agreement term loan; and (iii) $35.0 million to pay off the December 31, 2010 balance on the Credit Agreement revolving loan facility. We exercised our option to call the remaining $1.0 million of our 2004 Convertible Debt Securities for par, and extinguished the debt in July 2011.

During 2010 and 2009, we voluntarily repurchased a total of $175.2 million (par value) of our 2004 Convertible Debt Securities for $177.7 million. As a result of these repurchases, beginning in 2014, we will have to pay cash of approximately $30 million ratably over five years related to the deferred income tax liabilities associated with the repurchased securities. As a result of the extinguishment of the remainder of the 2004 Convertible debt Securities, we will have to pay in cash during 2011 approximately $6 million of deferred tax liabilities associated with the outstanding securities.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. As of June 30, 2011, we are exposed to various market risks, including changes in interest rates, foreign currency exchange rates, and fluctuations and changes in the market value of our cash equivalents and short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

In May 2011, we entered into three interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to the Term Loan component of our Credit Agreement. See Note 8 to our Financial Statements for further details on the interest rate swap contracts.

As a result of entering into the interest rate swaps, as of June 30, 2011, we were exposed to fluctuations in interest rate movements on $75 million of our Term Loan.

A hypothetical adverse change of 10% in the June 30, 2011 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of June 30, 2011 and December 31, 2010 were $114.4 million and $197.9 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2011 and December 31, 2010 were $20.0 million and $17.7 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Foreign Currency Exchange Rate Risk.

As the result of the Intec Acquisition on November 30, 2010, we are exposed to the impact of the changes in foreign currency exchange rates.

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

We generate approximately 80% of our revenues in U.S. dollars. We expect that, in the foreseeable future, the percentage of our total revenues denominated in currencies other than the U.S. dollar may grow.

As of June 30, 2011 and December 31, 2010, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	June 30, 2011		December 31, 2010
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$—	$920	$—	$481
Euro	(141)	4,871	(41)	5,607
U.S. Dollar	(275)	21,147	(472)	19,061
New Zealand Dollar	—	43	—	488
Other	(17)	645	(13)	345

Totals	$(433)	$27,626	$(526)	$25,982

A hypothetical adverse change of 10% in the June 30, 2011 exchange rates would not have had a material impact upon our results of operations.

Item 4.	Controls and Procedures

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

Over the past decade, the worldwide communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, we historically have had approximately two-thirds of our revenues generated from four clients that each individually accounted for approximately 10% or more of our total revenues. As a result of the additional revenues from the Intec Acquisition, for the current quarter, we had three clients, Comcast, DISH, and Time Warner that individually generated over 10% of our total revenues. This resulted in approximately 40% of our total revenues coming from these three clients. See the Significant Client Relationships section of MD&A in our 2010 10-K for key renewal dates and a brief summary of our business relationship with these clients.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $200 million of goodwill, and $194 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts). These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

The following table presents information with respect to purchases of company common stock made during the second quarter of 2011 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 – April 30	992	$20.28	—	4,204,096
May 1 – May 31	393	19.27	—	4,204,096
June 1 – June 30	1,066	18.17	—	4,204,096

Total	2,451	$19.20	—

[1]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2011

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.21C*	Seventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23D*	Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23E*	Twelfth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23F*	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23G*	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.24D*	Third Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24E*	Fifty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24F*	Fifty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.