Form 10-Q
period 2011-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2011-11-08
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Shares of common stock outstanding at November 3, 2011: 33,895,246

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2011

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$124,160	$197,858
Short-term investments	14,439	17,692

Total cash, cash equivalents and short-term investments	138,599	215,550
Trade accounts receivable-
Billed, net of allowance of $2,472 and $1,837	157,276	155,005
Unbilled and other	36,205	30,803
Deferred income taxes	17,752	13,852
Income taxes receivable	12,214	9,043
Other current assets	18,532	17,241

Total current assets	380,578	441,494
Property and equipment, net of depreciation of $109,879 and $94,236	46,098	52,257
Software, net of amortization of $53,726 and $45,579	32,152	31,118
Goodwill	208,987	209,164
Client contracts, net of amortization of $152,931 and $133,218	102,920	116,328
Deferred income taxes	1,329	9,677
Other assets	15,430	19,660

Total assets	$787,494	$879,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized original issue discount of zero and $621	$17,500	$69,528
Client deposits	31,182	31,897
Trade accounts payable	27,140	25,381
Accrued employee compensation	32,941	53,372
Income taxes payable	2,192	2,028
Deferred revenue	42,447	56,184
Other current liabilities	20,021	32,019

Total current liabilities	173,423	270,409

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $31,435 and $34,841	293,565	305,159
Deferred revenue	7,942	16,103
Income taxes payable	2,820	954
Deferred income taxes	26,227	33,247
Other non-current liabilities	17,958	16,748

Total non-current liabilities	348,512	372,211

Total liabilities	521,935	642,620

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 34,079,251 and 34,120,789 shares outstanding	646	641
Additional paid-in capital	446,818	439,712
Treasury stock, at cost, 30,535,019 and 29,956,808 shares	(712,625)	(704,963)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	2	4
Unrecognized pension plan losses and prior service costs, net of tax	(893)	(897)
Unrecognized loss on change in fair value of interest rate swaps, net of tax	(713)	—
Cumulative translation adjustments	(377)	868
Accumulated earnings	532,701	501,713

Total stockholders’ equity	265,559	237,078

Total liabilities and stockholders’ equity	$787,494	$879,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Processing and related services	$131,099	$124,984	$391,590	$368,393
Software, maintenance and services	51,654	8,707	155,567	26,907

Total revenues	182,753	133,691	547,157	395,300

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	62,167	61,675	184,228	197,604
Software, maintenance and services	30,821	6,120	90,400	18,000

Total cost of revenues	92,988	67,795	274,628	215,604
Other operating expenses:
Research and development	27,921	19,113	84,479	56,615
Selling, general and administrative	31,011	19,396	96,876	52,608
Depreciation	6,404	4,865	18,924	16,578
Restructuring charges	1,662	—	3,008	214

Total operating expenses	159,986	111,169	477,915	341,619

Operating income	22,767	22,522	69,242	53,681

Other income (expense):
Interest expense	(4,175)	(1,562)	(12,841)	(4,739)
Amortization of original issue discount	(1,158)	(1,462)	(4,027)	(5,447)
Interest and investment income, net	186	157	595	524
Loss on repurchase of convertible debt securities	—	(1,683)	—	(12,635)
Other, net	2,151	13	863	17

Total other	(2,996)	(4,537)	(15,410)	(22,280)

Income before income taxes	19,771	17,985	53,832	31,401
Income tax provision	(9,292)	(6,295)	(22,844)	(7,181)

Net income	$10,479	$11,690	$30,988	$24,220

Weighted-average shares outstanding - Basic:
Common stock	32,765	32,365	32,747	32,573
Participating restricted stock	141	464	210	579

Total	32,906	32,829	32,957	33,152

Weighted-average shares outstanding - Diluted:
Common stock	32,887	32,625	32,937	32,834
Participating restricted stock	141	464	210	579

Total	33,028	33,089	33,147	33,413

Earnings per common share:
Basic	$0.32	$0.36	$0.94	$0.73
Diluted	$0.32	$0.35	$0.93	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$30,988	$24,220
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	18,924	16,578
Amortization	31,599	12,963
Amortization of original issue discount	4,027	5,447
Gain on short-term investments and other	(46)	(112)
Loss on repurchase of convertible debt securities	—	12,635
Deferred income taxes	1,637	(160)
Excess tax benefit of stock-based compensation awards	(824)	(1,138)
Stock-based employee compensation	9,684	9,300
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	(9,019)	(5,470)
Other current and non-current assets	574	(3,966)
Income taxes payable/receivable	(949)	(6,987)
Trade accounts payable and accrued liabilities	(31,096)	10,810
Deferred revenue	(26,365)	115

Net cash provided by operating activities	29,134	74,235

Cash flows from investing activities:
Purchases of property and equipment	(19,615)	(9,858)
Purchases of short-term investments	(31,903)	(61,888)
Proceeds from sale/maturity of short-term investments	35,200	81,900
Purchase of foreign currency hedge	—	(5,673)
Acquisition of businesses, net of cash acquired	—	(3,264)
Acquisition of and investments in client contracts	(6,713)	(3,610)
Change in restricted cash for Intec Acquisition	—	(130,000)

Net cash used in investing activities	(23,031)	(132,393)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,158	1,046
Repurchase of common stock	(11,881)	(33,942)
Payments on acquired equipment financing	(1,357)	(837)
Proceeds from long-term debt	—	150,000
Payments of deferred financing costs	(205)	(6,541)
Payments on long-term debt	(67,649)	(148,846)
Excess tax benefit of stock-based compensation awards	824	1,138

Net cash used in financing activities	(79,110)	(37,982)

Effect of exchange rate fluctuations on cash	(691)	—

Net decrease in cash and cash equivalents	(73,698)	(96,140)
Cash and cash equivalents, beginning of period	197,858	163,489

Cash and cash equivalents, end of period	$124,160	$67,349

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$11,739	$3,781
Income taxes	22,542	14,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and December 31, 2010, and for the third quarter and nine months ended September 30, 2011 and 2010, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC. The results of operations for the third quarter and nine months ended September 30, 2011 are not necessarily indicative of the expected results for the entire year ending December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Financial Statements. The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets (the “Balance Sheet” or “Balance Sheets”) and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the third quarter of 2011 and 2010 was $65.9 million and $67.5 million, respectively, and for the nine months ended September 30, 2011 and 2010 was $199.0 million and $202.7 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of September 30, 2011, our cash equivalents consist primarily of institutional money market funds, commercial paper and time deposits held at major banks.

As of September 30, 2011, we had $4.8 million of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in Cash and cash equivalents in the accompanying Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of September 30, 2011 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, interest rate swaps, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Certain of our short-term investments and cash equivalents are considered “available-for-sale” and are reported at fair value in our accompanying Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

All short-term investments held by us as of September 30, 2011, have contractual maturities of less than one year from the time of acquisition. Our short-term investments at September 30, 2011, and December 31, 2010, consisted entirely of commercial paper. Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2011 and 2010 were $35.2 million and $81.9 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$47,132	$—	$47,132	$91,002	$—	$91,002
Commercial paper (2)	—	25,917	25,917	—	26,590	26,590

Total	$47,132	$25,917	$73,049	$91,002	$26,590	$117,592

Liabilities:
Interest rate swap contracts (3)	—	1,159	1,159	—	—	—

Total	$—	$1,159	$1,159	$—	$—	$—

(1)	As of September 30, 2011 and December 31, 2010, all of the money market funds were classified on our Balance Sheet in cash equivalents.
(2)	As of September 30, 2011 and December 31, 2010, of the total commercial paper, $11.5 million and $8.9 million, respectively, were classified on our Balance Sheet in cash equivalents, and $14.4 and $17.7 million, respectively, were classified on our Balance Sheet in short-term investments.
(3)	As of September 30, 2011, the fair value of the interest rate swap contracts were classified on our Balance Sheet in other non-current liabilities.

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. As of September 30, 2011, the estimated fair value of our Credit Agreement long-term debt of $192.5 million (carrying value including current maturities) was approximately $206 million, and was estimated using a discounted cash flow methodology. As of September 30, 2011, the estimated fair value of our $150 million (par value) convertible debt, based upon quoted market prices or recent sales activity, was approximately $132 million.

Adoption of New Guidance on Revenue Recognition Related to Multiple-Deliverable Revenue Arrangements. On January 1, 2011, new guidance on revenue recognition related to multiple-deliverable revenue arrangements became effective. The new guidance changed the criteria for separating deliverables in multiple element revenue arrangements that do not fall within the scope of other authoritative accounting literature.

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

Accounting Pronouncements Issued But Not Yet Effective. In June 2011, new guidance was issued regarding the presentation of comprehensive income, requiring companies to present the components of net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements and eliminating the option to report other comprehensive income and its components in the statement of stockholders’ equity. The new guidance does not change the items that must be reported in other comprehensive income or when such items must be reclassified to net income. The new guidance is effective for interim and annual periods beginning after December 15, 2011. As this new guidance impacts presentation and disclosure only, it will have no effect on our consolidated financial position or results of operations.

In September 2011, new guidance was issued related to the testing of goodwill for impairment. The new guidance simplifies the assessment of goodwill impairment by giving companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This new guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Intec (in thousands):

Trade accounts receivable	$63,276
Other current assets	6,179
Property and equipment	9,968
Acquired software	19,184
Acquired client contracts .	77,979
Acquired other intangible assets	6,395
Goodwill	102,145
Net deferred income tax assets	36,238
Other non-current assets	2,552

Total assets acquired	323,916

Trade accounts payable	3,611
Accrued employee compensation	17,517
Deferred revenue	28,016
Other current liabilities	9,823
Non-current liabilities	9,711

Total liabilities assumed	68,678

Net assets acquired (excluding acquired cash)	$255,238

The $255.2 million of net assets acquired reflected above has not changed since December 31, 2010. However, we have made certain adjustments to our estimates of the fair value of various assets acquired and liabilities assumed, none of which required the revision of comparative information for periods presented in the accompanying Financial Statements since the effects are not material. In addition, we have made certain adjustments to our estimates of deferred income taxes. As a result of these changes, during 2011, the amount allocated to goodwill has increased by $1.1 million.

The above estimated fair values of assets acquired and liabilities assumed are still considered provisional, as we are waiting for additional information, primarily related to certain items within trade accounts receivable and deferred revenue, necessary to finalize those fair values, and to estimate the valuation allowances necessary for certain deferred income tax assets. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes could be significant. We expect to finalize the fair values and valuation allowances and complete the purchase price allocation during the fourth quarter of 2011.

4. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the nine months ended September 30, 2011 and 2010, we repurchased 0.6 million shares and 1.5 million shares of our common stock under the Stock Repurchase Program for $7.7 million (weighted-average price of $13.25 per share) and $29.3 million (weighted-average price of $19.56 per share), respectively. As of September 30, 2011, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 3.6 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the nine months ended September 30, 2011 and 2010, we repurchased from our employees and then cancelled 0.2 million shares of common stock for $4.2 million and 0.2 million shares of common stock for $4.6 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Equity Compensation Plans. In May 2011, our stockholders approved the amended and restated 2005 Stock Incentive Plan, which included a 3,400,000 share increase in the number of shares that may be issued under the plan, from 12,400,000 shares to 15,800,000 shares. Additionally in May 2011, our stockholders approved the amended and restated 1996 Employee Stock Purchase Plan, which included a 750,000 share increase in the number of shares reserved for sales to our employees, from 958,043 shares to 1,708,043 shares.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the third quarter and nine months ended September 30, 2011 is as follows:

	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,843,724	$18.04	1,803,971	$17.19
Awards granted	44,523	13.20	722,073	18.87
Awards forfeited/cancelled	(23,675)	17.95	(63,743)	17.61
Awards vested	(65,652)	19.93	(663,381)	17.20

Unvested awards, ending	1,798,920	$17.85	1,798,920	$17.85

Included in the awards granted during the nine months ended September 30, 2011, are performance-based awards for 120,000 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the nine months ended September 30, 2011 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the third quarter of 2011 and 2010 of $3.2 million and $3.1 million, respectively, and for the nine months ended September 30, 2011 and 2010 of $9.7 million and $9.3 million, respectively.

5. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income (the “Statements of Income”). The amounts attributed to both common stock and participating restricted common stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income attributed to:
Common stock	$10,434	$11,525	$30,791	$23,797
Participating restricted common stock	45	165	197	423

Total	$10,479	$11,690	$30,988	$24,220

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average shares outstanding – Basic:
Common stock	32,765	32,365	32,747	32,573
Participating restricted common stock	141	464	210	579

Total	32,906	32,829	32,957	33,152

Weighted-average shares outstanding – Diluted:
Common stock	32,887	32,625	32,937	32,834
Participating restricted common stock	141	464	210	579

Total	33,028	33,089	33,147	33,413

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted-average common shares	32,765	32,365	32,747	32,573
Dilutive effect of common stock options	16	21	20	25
Dilutive effect of non-participating restricted common stock	106	239	170	236
Dilutive effect of 2010 Convertible Notes	—	—	—	—

Diluted weighted-average common shares	32,887	32,625	32,937	32,834

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock of 0.6 million and 0.1 million, respectively, for the third quarter of 2011 and 2010, and 0.2 million and 0.1 million for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $24.45 per share. The 2004 Convertible Debt Securities, which we fully extinguished in the third quarter of 2011, never had a dilutive effect on our EPS while they were outstanding.

6. COMPREHENSIVE INCOME

The components of our comprehensive income were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$10,479	$11,690	$30,988	$24,220
Other comprehensive income (loss), net of tax, if any:
Unrealized gain (loss) on short-term investments	(3)	6	(2)	(3)
Change in unrecognized pension plan losses and prior service costs	—	—	4	22
Unrealized loss on change in fair value of interest rate swap	(293)	—	(713)	—
Foreign currency translation adjustments	(7,563)	—	(1,245)	—

Comprehensive income	$2,620	$11,696	$29,032	$24,239

7. DEBT

Our long-term debt, as of September 30, 2011 and December 31, 2010, was as follows (in thousands):

	September 30, 2011	December 31, 2010
Credit Agreement:
Term loan, mandatory principal payments during term, with remaining principal balance due December 2015, interest at adjusted LIBOR plus 3.75% (combined rate of 4.10% at September 30, 2011 and 4.06% at December 31, 2010)	$192,500	$200,000
$100 million revolving loan facility, due December 2015, interest at adjusted LIBOR plus applicable margin (combined rate of 4.06% at December 31, 2010)	—	35,000
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $31,435 and $34,841, respectively	118,565	115,159
2004 Convertible Debt Securities – senior subordinated convertible contingent debt securities; due June 15, 2024; cash interest at 2.5%; net of unamortized OID of zero and $621, respectively	—	24,528

	311,065	374,687
Current portion of long-term debt, net	(17,500)	(69,528)

Total long-term debt, net	$293,565	$305,159

Credit Agreement. In January 2011, we repaid the $35 million outstanding balance of our $100 million revolving loan facility (“Revolver”). During the nine months ended September 30, 2011, we made $7.5 million mandatory repayments on the Term Loan.

As of September 30, 2011, we were in compliance with the financial ratios and other covenants related to the Credit Agreement. As of September 30, 2011, we had no borrowings outstanding on our Revolver and had the entire $100 million available to us.

2010 Convertible Notes. As of September 30, 2011, and as it relates to our 2010 Convertible Notes, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of September 30, 2011, the value of our conversion obligation did not exceed the par value of the 2010 Convertible Notes.

2004 Convertible Debt Securities. In June 2011, holders of $24.1 million par value of our 2004 Convertible Debt Securities exercised their put option and we paid the par value and accrued interest to extinguish these securities in June 2011. In June 2011, we exercised our option to call the remaining $1.0 million par value of our 2004 Convertible Debt Securities, and extinguished the debt in July 2011. As a result of the extinguishment of the 2004 Convertible Debt Securities in 2011, approximately $6 million of deferred tax liabilities became payable as of June 30, 2011, of which $4.4 million was paid as of September 30, 2011.

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

As of September 30, 2011, the fair value of the interest rate swap contracts, reflected in other non-current liabilities in our Balance Sheet, was $1.2 million, with the loss, net of tax, reflected as a reduction in other comprehensive income.

Changes in the fair value of these interest rate swap contracts, designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations, are reported in accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of our Balance Sheet. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount of losses reclassified from AOCI to income/loss (effective portions) for the nine months ended September 30, 2011 were not material. The estimated net losses on the interest rate swap contracts that will be reclassified into earnings within the next twelve months are not expected to be material. Our interest rate swap contracts qualify as effective relationships, and as a result, hedge ineffectiveness was not material during the quarter and nine months ended September 30, 2011.

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

We do not use derivative financial instruments for speculative purposes.

9. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, were as follows (in thousands):

January 1, 2011 balance	$209,164
Adjustments related to prior acquisitions	1,005
Effects of changes in foreign currency exchange rates	(1,182)

September 30, 2011 balance	$208,987

The adjustments related to prior acquisitions are almost entirely due to the Intec Acquisition discussed in Note 3, and are related to adjustments to our estimates of deferred income taxes and the fair values of various assets and liabilities assumed.

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of September 30, 2011 and December 31, 2010, the carrying values of these assets were as follows (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$255,851	$(152,931)	$102,920	$249,546	$(133,218)	$116,328
Software	85,878	(53,726)	32,152	76,697	(45,579)	31,118

Total	$341,729	$(206,657)	$135,072	$326,243	$(178,797)	$147,446

The total amortization expense related to intangible assets for the third quarter of 2011 and 2010 was $9.6 million and $4.5 million, respectively, and $29.3 million and $12.4 million for the nine months ended September 30, 2011 and 2010, respectively. Based on the September 30, 2011 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2011 – $38.8 million; 2012 – $37.0 million; 2013 – $27.9 million; 2014 – $18.1 million; and 2015 – $11.5 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2011, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2011. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

Prior to 2011, our business was focused on the North American market, with approximately 85% of our revenues coming from the cable and direct broadcast satellite (“DBS”) markets and the remaining 15% from a variety of other verticals. However, on November 30, 2010, we completed our acquisition of U.K.-based Intec Telecom Systems PLC (“Intec”) (the “Intec Acquisition”). Intec is a recognized global BSS leader for retail billing, mediation, and wholesale business management, serving the majority of the world's top 100 communications service providers. As a result, we expect the percentage of our revenues coming from the cable and DBS markets to be approximately 60%.

With the Intec Acquisition, we believe we are well-positioned to: (i) evolve our offerings; (ii) expand the markets we serve; and (iii) reach greater economic scale.

We are a S&P SmallCap 600 company.

Management Overview of Quarterly Results

Third Quarter Highlights. A summary of our results of operations for the third quarter of 2011, when compared to the third quarter of 2010, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2011	September 30, 2010
Revenues	$182,753	$133,691
Operating Results:
Operating income	$22,767	$22,522
Operating income margin	12.5%	16.8%
Diluted EPS	$0.32	$0.35

	Quarter Ended
	September 30, 2011	September 30, 2010
Supplemental Data:
Cable and DBS customer accounts (end of period)	48,730	48,750
Data center transition expenses	$—	$1,825
Intec Acquisition Costs	—	2,601
Restructuring charges	1,662	—
Stock-based compensation	3,155	3,116
Amortization of acquired intangible assets	5,731	1,159
Amortization of OID	1,158	1,462
Loss on repurchase of convertible debt securities	—	1,683

Revenues. Our revenues for the third quarter of 2011 were $182.8 million. This represents a 37% increase from revenues of $133.7 million for the same period in 2010, with the increase almost entirely attributed to the additional revenues generated as a result of the Intec Acquisition.

Operating Results. Operating income for the third quarter of 2011 was $22.8 million, or a 12.5% operating income margin percentage, compared to $22.5 million, or a 16.8% operating income margin percentage, for the third quarter of 2010. The lower operating income margin reflects the lower margin profile of Intec’s global software and services business, to include $4.8 million, or 2.6 percentage points, of amortization of acquired intangible assets related to the Intec Acquisition.

Diluted EPS. Diluted EPS for the third quarter of 2011 was $0.32 per diluted share, which compares to $0.35 per diluted share for the third quarter of 2010. Diluted EPS for the third quarter of 2011, when compared to diluted EPS for the third quarter of 2010 was impacted by the following items:

•	$4.8 million of amortization of acquired intangible assets related to the Intec Acquisition, which negatively impacted diluted EPS by $0.08 per diluted share;

•	restructuring charges of $1.7 million, which negatively impacted diluted EPS by $0.03 per diluted share; and

•	an effective income tax rate of 47% for the third quarter of 2011, compared to 35% for the third quarter of 2010.

Additionally, diluted EPS for the third quarter of 2010 was impacted by the following items, for which there were no comparable amounts in the third quarter of 2011:

•	data center transition expenses of $1.8 million, which negatively impacted diluted EPS by $0.04 per diluted share;

•	Intec acquisition-related charges of $2.6 million, which negatively impacted diluted EPS by $0.05 per diluted share; and

•	the loss on the repurchase of convertible debt securities of $1.7 million, which negatively impacted GAAP EPS by $0.03 per diluted share.

Cash and Cash Flows. As of September 30, 2011, we had cash, cash equivalents and short-term investments of $138.6 million, as compared to $134.4 million as of June 30, 2011. Our cash flows from operating activities for the third quarter of 2011 were $30.3 million compared to $18.5 million for the third quarter of 2010. See the Liquidity section for further discussion of our cash flows.

Significant Client Relationships

Client Concentration. A large percentage of our historical revenues have been generated from our four largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), Time Warner, Inc. (“Time Warner”), and Charter Communications, Inc. (“Charter”). Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	September 30, 2011	June 30, 2011	September 30, 2010
Comcast	20%	18%	24%
DISH	12%	12%	19%
Time Warner	10%	11%	13%
Charter	<10%	<10%	11%

The decrease in revenue percentages generated from these four clients beginning in 2011 is due to the larger global revenue base that we now have as a result of the Intec Acquisition.

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	September 30, 2011	June 30, 2011	December 31, 2010
Comcast	22%	22%	20%
DISH	13%	12%	15%
Time Warner	<10%	11%	<10%
Charter	<10%	<10%	<10%

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

Additionally, the terms of the previous DISH agreement required certain advance deposits and allowed for invoicing of monthly fees in advance of such services. Upon execution of the new agreement, DISH was allowed to apply certain of those advance payments to its first quarter of 2011 invoices and the invoicing of monthly services reverted back to our normal practice of invoicing one month in arrears. As a result, our cash flows from operating activities for the nine months ended September 30, 2011 was negatively impacted by approximately $20 million as the advance payments and invoicing terms were brought in-line with the new agreement.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Statements of Income (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of processing and related services	$671	$791	$2,040	$2,340
Cost of software, maintenance and services	102	209	487	622
Research and development	410	378	1,273	1,234
Selling, general and administrative	1,972	1,738	5,884	5,104

Total stock-based compensation expense	$3,155	$3,116	$9,684	$9,300

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in the accompanying Statements of Income (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of processing and related services	$826	$657	$2,477	$1,970
Cost of software, maintenance and services	4,903	498	14,624	1,438
Selling, general and administrative	2	4	9	78

Total amortization of acquired intangible assets	$5,731	$1,159	$17,110	$3,486

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

Results of Operations

Total Revenues. Total revenues for the: (i) third quarter of 2011 increased 37% to $182.8 million, from $133.7 million for the third quarter of 2010; and (ii) nine months ended September 30, 2011 increased 38% to $547.2 million, from $395.3 million for the nine months ended September 30, 2010. These increases can almost entirely be attributed to the additional revenues generated as a result of the Intec Acquisition.

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic regions for the third quarter and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Americas (principally the U.S.)	$155,304	$133,691	$467,830	$395,300
Europe, Middle East and Africa (principally Europe)	19,151	—	56,271	—
Asia Pacific	8,298	—	23,056	—

Total revenues	$182,753	$133,691	$547,157	$395,300

The components of total revenues are discussed in more detail below.

Processing and related services revenues. Processing and related services revenues for the: (i) third quarter of 2011 increased 5% to $131.1 million, from $125.0 million for the third quarter of 2010; and (ii) for the nine months ended September 30, 2011 increased 6% to $391.6 million from $368.4 million for the nine months ended September 30, 2010. The increases in processing and related services revenues between periods can be attributed primarily to the inclusion of Intec’s managed services revenues.

Additional information related to processing and related services revenues is as follows:

•

Processing and related services revenues for the third quarter of 2011 includes the full quarter impact of the DISH contract extension, discussed in further detail in the Significant Client Relationships section of this 10-Q and our 2010 10-K.

•

Amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the: (i) third quarter of 2011 and 2010 was $1.9 million and $1.6 million, respectively; and (ii) nine months ended September 30, 2011 and 2010 was $5.6 million and $4.9 million, respectively.

•	Total customer accounts processed on our ACP solution as of September 30, 2011 were 48.7 million, compared to 48.8 million as of September 30, 2010, and 48.9 million as of June 30, 2011.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) third quarter of 2011 were $51.7 million compared to $8.7 million for the third quarter of 2010; and (ii) nine months ended September 30, 2011 were $155.6 million compared to $26.9 million for the nine months ended September 30, 2010, with the increases between periods entirely attributed to the revenues from the Intec Acquisition.

Total Expenses. Our operating expenses for the: (i) third quarter of 2011 were $160.0 million, up 44% when compared to $111.2 million for the third quarter of 2010; and (ii) nine months ended September 30, 2011 were $477.9 million, up 40% when compared to $341.6 million for the nine months ended September 30, 2010. The increases in total expenses between periods can be attributed to the Intec Acquisition, which was partially offset by $1.8 million quarterly and $20.1 million year-to-date decreases in our data center transition expenses, due to completion of our data center migration in the third quarter of 2010. See the “Data Center Transition” section in our 2010 10-K for a discussion of this project.

The components of total expenses are discussed in more detail below.

Cost of Revenues. See our 2010 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) third quarter of 2011 was $62.2 million, a slight increase when compared to $61.7 million for the third quarter of 2010; and (ii) nine months ended September 30, 2011 decreased 7% to $184.2 million from $197.6 million for the nine months ended September 30, 2010. Total processing and related services cost as a percentage of our processing and related services revenues for the: (i) third quarter of 2011 and 2010 was 47.4% and 49.3%, respectively; and (ii) nine months ended September 30, 2011 and 2010 was 47.0% and 53.6%, respectively.

Processing and related services cost, and processing and related services cost as a percentage of our processing and related services revenues were impacted in the third quarter and nine months ended September 30, 2010 by our data center transition expenses, which had the following effect (in thousands, except percentages):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Cost of processing and related services revenues, all other	$62,167	47.4%	$59,850	47.9%	$184,228	47.0%	$179,476	48.7%
Data center transition expenses	—	—	1,825	1.4	—	—	18,128	4.9

Cost of processing and related services revenues	$62,167	47.4%	$61,675	49.3%	$184,228	47.0%	$197,604	53.6%

Absent the impact of the data center transition expenses, processing and related services cost as a percentage of our processing and related services revenues would have decreased 0.5 percentage points and 1.7 percentage points, respectively, between the quarters and nine months ended September 30, 2011 and September 2010. These decreases are due to the operational and financial benefits that we began to experience during the second quarter of 2010, following the substantial completion of our migration efforts to our new data center location.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) third quarter of 2011 increased to $30.8 million, from $6.1 million for the third quarter of 2010; and (ii) nine months ended September 30, 2011 increased to $90.4 million, from $18.0 million for the nine months ended September 30, 2010. These increases can be entirely attributed to the Intec Acquisition, and includes the amortization expense related to the acquired Intec intangible assets, which had the following impact on the cost of software, maintenance and services (in thousands, except percentages):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Cost of software, maintenance and services revenues, all other	$26,272	50.9%	$6,120	70.3%	$76,838	49.4%	$18,000	66.9%
Amortization expense related to acquired Intec intangible assets	4,549	8.8	—	—	13,562	8.7	—	—

Cost of software, maintenance and services revenues	$30,821	59.7%	$6,120	70.3%	$90,400	58.1%	$18,000	66.9%

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the: (i) third quarter of 2011 and 2010 was 59.7% and 70.3%, respectively; and (ii) nine months ended September 30, 2011 and 2010 was 58.1% and 66.9%, respectively. Consistent with our results for the three quarters of 2011 and as a result of the Intec Acquisition, we expect revenues from software, maintenance and services to be a larger percentage of our total revenues in 2011 then we have historically experienced. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of solutions. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software, maintenance and services as a percentage of our software, maintenance and services revenues may occur between periods.

R&D Expense. R&D expense for the: (i) third quarter of 2011 increased 46% to $27.9 million, from $19.1 million for the third quarter of 2010; and (ii) nine months ended September 30, 2011 increase 49% to $84.5 million, from $56.6 million for the nine months ended September 30, 2010, with the increases mainly attributed to the addition of Intec R&D activities. As a percentage of total revenues, R&D expense increased to 15.3% for the third quarter of 2011 compared to 14.3% for the third quarter of 2010. We did not capitalize any internal software development costs during the nine months ended September 30, 2011 and 2010.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while turning transactions into revenues. This includes the continued investment in our BSS solutions aimed at improving a providers’ time-to-market, flexibility, scalability, and total cost of ownership. These efforts include the integration of the recently acquired Intec products into the CSG solution suite. We expect that our R&D investment activities in the near-term will be relatively consistent with this past quarter, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) third quarter of 2011 increased 60% to $31.0 million, from $19.4 million for the third quarter of 2010; and (ii) nine months ended September 30, 2011 increased 84% to $96.9 million, from $52.6 million for the nine months ended September 30, 2010, with these increases primarily the result of the impact of the Intec SG&A functions. As anticipated, our SG&A costs as a percentage of total revenues increased over our historical levels to 17.0% for the third quarter of 2011, compared to 14.5% for the third quarter of 2010. As is typical with many global software companies, Intec’s SG&A expenses as a percentage of total revenues are greater than CSG’s historical levels as a domestic outsourced processing company.

Depreciation Expense. Depreciation expense for the: (i) third quarter of 2011 increased 32% to $6.4 million, from $4.9 million for the third quarter of 2010; and (ii) nine months ended September 30, 2011 increased 14% to $18.9 million, from $16.6 million for the nine months ended September 30, 2010. These increases in depreciation expense are primarily attributed to the additional depreciation expense as a result of the Intec Acquisition, and the additional capital expenditures we have made over the last year.

Restructuring Charges. Beginning in the second quarter of 2011, we implemented various cost reduction and efficiency initiatives that resulted in restructuring charges of $1.7 million for the third quarter of 2011 and $3.0 million for the nine months ended September 30, 2011. These initiatives were primarily in the following three areas:

•	We lowered our resources in account services to better leverage our enhanced and expanded professional services talent across the global organization.

•

We reduced our resources in certain development areas to ensure we are focusing a greater portion of our efforts on our next generation solutions like ACP, Singleview, and Wholesale Billing and Mediation.

•

We consolidated our print facilities from four to three locations as we continue to take advantage of the advancements made in print technologies and the capabilities of our staff. The efficiencies and added speed resulting from our previous investments have allowed us to significantly increase our production throughput.

We anticipate that these actions will result in cost savings of approximately $7 million annually, with approximately one-half of this benefit to be realized during the second half of 2011, and the full year run rate savings to be experienced in early 2012.

Operating Income. Operating income and operating income margin for the: (i) third quarter of 2011 was $22.8 million, or 12.5% of total revenues, compared to $22.5 million, or 16.8% of total revenues for the third quarter of 2010; and (ii) nine months ended September 30, 2011 was $69.2 million, or 12.7% of total revenues, compared to $53.7 million, or 13.6% of total revenues for the nine months ended September 30, 2010. Operating income and operating income margin for the third quarter and nine months ended September 30, 2010 were significantly impacted by the data center transition expenses and Intec Acquisition costs, which had the following effect on our operating income and operating income margins (in thousands, except percentages):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Operating income, all other	$22,767	12.5%	$26,948	20.2%	$69,242	12.7%	$76,424	19.3%
Data center transition expenses	—	—	(1,825)	(1.4)	—	—	(20,142)	(5.1)
Intec Acquisition costs	—	—	(2,601)	(2.0)	—	—	(2,601)	(0.6)

Operating income	$22,767	12.5%	$22,522	16.8%	$69,242	12.7%	$53,681	13.6%

Absent the impact of the data center transition expenses and the Intec Acquisition costs, operating income margin decreased by 7.7 percentage points and 6.6 percentage points, respectively, between the quarters and nine months ended September 30, 2011 and September 30, 2010. These decreases reflect: (i) the full quarterly impact of the lower margin profile of our expanded software and services business from the Intec Acquisition (to include approximately $5 million and $14 million, respectively, for the quarter and nine months ended September 30, 2011, of acquired Intec intangible asset amortization); and (ii) the impact of the seven-year contract extension with DISH.

Interest Expense. Interest expense for the: (i) third quarter of 2011 increased $2.6 million, to $4.2 million, compared to $1.6 million for the third quarter of 2010; and (ii) nine months ended September 30, 2011 increased $8.1 million to $12.8 million, compared to $4.7 million for the nine months ended September 30, 2010. These increases are due to the interest expense related to the Credit Agreement, which was entered into during the fourth quarter of 2010 in conjunction with the Intec Acquisition.

Loss on Repurchase of Convertible Debt Securities. During the third quarter of 2010, we repurchased $23.2 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $23.9 million. As a result of this transaction, we recognized a non-cash loss on the repurchase of $1.7 million (pretax impact), or $0.03 per diluted share. During the nine months ended September 30, 2010, we repurchased a total of $143.1 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $148.9 million. As a result of this transaction, we recognized a non-cash loss on the repurchase of $12.6 million (pretax impact), or $0.24 per diluted share.

Income Tax Provision. The effective income tax rates for the quarter and nine months ended September 30, 2011 and 2010 were as follows:

Quarter Ended September 30,		Nine Months Ended September 30,
2011 (1)	2010 (2)	2011 (1)	2010 (2)
47%	35%	42%	23%

(1)	During the first and second quarters of 2011, we recorded effective income tax rates of 37% and 43%, respectively. As a result of our most recent revised revenues and profit level forecasts for 2011, we now anticipate generating greater losses in certain foreign entities for the year. Under current accounting rules, we cannot take a tax benefit for those losses at this time, which has the effect of increasing our effective income tax rate for the year. As a result, we recorded an effective income tax rate of 47% for the third quarter, bringing the effective income tax rate to 42% for the first nine months of 2011. We may continue to see additional volatility in our income tax rate as we transform our company to a global service provider.
(2)	The low effective income tax rate for the nine months ended September 30, 2010 is the result of the completion of an IRS examination of our 2006, 2007 and 2008 Federal income tax returns during the second quarter of 2010. Under current accounting rules, we were required to establish a liability for unrecognized income tax benefits (i.e., income tax reserves) related to the uncertainty in the realization of certain tax credits and incentives over the last several years. The realization uncertainty was due to the complexity of the income tax regulations associated with the tax credits and incentives, and the judgments and estimates involved in calculating the tax credits and incentives claimed. The completion of the IRS examination essentially validated our calculation methodology and assumptions utilized in determining our credit and incentive amounts. Therefore, favorable adjustments to our income tax reserves of approximately $4 million, or $0.13 per diluted share for the nine months ended September 30, 2010, were necessary in accordance with our accounting policies.

Liquidity

Cash and Liquidity

As of September 30, 2011, our principal sources of liquidity for operating purposes included cash, cash equivalents and short-term investments of $138.6 million, compared to $134.4 million as of June 30, 2011, and $215.6 million as of December 31, 2010. The $77.0 million year-to-date decrease from December 31, 2010 to September 30, 2011 reflects: (i) our repayment of $42.5 million of borrowings under our Credit Agreement; and (ii) our payment of $25.1 million related to our 2004 convertible debt securities. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a five-year, $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in December 2015 (See Note 7 to the Financial Statements). As of September 30, 2011, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of September 30, 2011, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30, 2011	December 31, 2010
Americas (principally the U.S.)	$107,258	$153,674
Europe, Middle East and Africa (principally Europe )	24,305	58,595
Asia Pacific	7,036	3,281

Total cash, equivalents and short-term investments	$138,599	$215,550

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of September 30, 2011, we had approximately $5 million of cash restricted as to use to collateralize outstanding letters of credit.

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

Our net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by (Used in) Operating Activities – Quarter Totals
Cash Flows from Operating Activities:
2010:
March 31	$27,376	$3,948	$31,324
June 30	25,052	(641)	24,411
September 30	27,305	(8,805)	18,500
December 31	32,529	14,545	47,074

Total	$112,262	$9,047	$121,309

2011:
March 31 (1)	$39,687	$(41,576)	$(1,889)
June 30 (2)	21,753	(21,040)	713
September 30 (3)	34,549	(4,239)	30,310

Total	$95,989	$(66,855)	$29,134

(1)	The large decrease in operating assets and liabilities for the first quarter of 2011 relates primarily to: (i) the change of the monthly invoice timing for DISH that had a negative $20 million impact, as discussed above; and (ii) the timing of payments for several items specific to the first quarter, including the approximately $8 million of Intec acquisition-related expenses and the 2010 employee incentive performance bonuses, both of which were accrued expenses as of December 31, 2010.
(2)	As a result of the payment of our 2004 Convertible Debt Securities, discussed in Note 7 to the Financial Statements, $6 million of deferred income tax liabilities associated with the debt became payable and were reclassified to current income taxes payable as of June 30, 2011. Although this was neutral to our overall cash flows from operating activities, it provided a negative impact to our operations portion of cash flows from operating activities and a benefit to our changes in operating assets and liabilities. Additionally, the changes in operating assets and liabilities for the second quarter of 2011 were negatively impacted by the increase in accounts receivable in addition to decreases in deferred revenue and accrued liabilities.

(3)	During the third quarter of 2011, we paid $4.4 million of the deferred tax liabilities discussed in Note 2 above, thus negatively impacting the changes in operating assets and liabilities by this amount.

Our cash flows from operating activities for the nine months ended September 30, 2011 of $29.1 million was unusually low for us, and was caused mainly by the $32 million of one-time, nonrecurring items highlighted in Note 1 and 3 in the table above, and fluctuations in quarter-end working capital items. We expect that we will continue to see some quarter end variability in our working capital items in future quarters, however, over longer periods of time, we do not expect this to be a factor in our ability to continue to generate strong cash flows, as illustrated by the table above.

We expect cash flows from operating activities to continue to be a strong metric for us going forward. Based on our current forecasts, we expect to generate approximately $65 million in cash flows from operating activities for 2011, which assumes no significant changes in working capital from now until the end of the year.

Significant fluctuations in the balances of key operating assets and liabilities between September 30, 2011 and December 31, 2010, that impacted our cash flows from operating activities, are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2010:
March 31	$109,456	$(2,289)	$107,167	51
June 30	102,523	(2,130)	100,393	51
September 30	115,674	(2,355)	113,319	50
December 31	156,842	(1,837)	155,005	48
2011:
March 31	150,592	(1,958)	148,634	53
June 30	168,977	(2,541)	166,436	59
September 30	159,748	(2,472)	157,276	61

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

Accrued Employee Compensation

Accrued employee compensation decreased $20.5 million, from $53.4 million as of December 30, 2010, to $32.9 million as of September 30, 2011. This decrease is primarily due to: (i) the payment of the 2010 employee incentive performance bonuses in March 2011 that were accrued as of December 31, 2010, offset to a certain degree by the accrual for the 2011 employee incentive performance bonuses, however, at a significantly lower level than in 2010; and (ii) the timing of payment of employee wages and other benefits.

Other Current Liabilities

Other current liabilities decreased $12.0 million, from $32.0 million as of December 31, 2010, to $20.0 million as of September 30, 2011. This decrease can be mainly attributed to the payment of approximately $8 million of various Intec acquisition-related expenses that were accrued as of December 31, 2010.

Deferred Revenue

Total deferred revenue (current and non-current) decreased $21.9 million, from $72.3 million as of December 31, 2010, to $50.4 million as of September 30, 2011. This decrease can be primarily attributed to the change in monthly invoice timing for DISH, to bring the advance payments and invoicing terms in-line with the terms of their contract renewal, which was executed in January 2011. This change in the DISH invoice timing had a negative ($20) million impact to our cash flows from operating activities.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments. During the nine months ended September 30, 2011 and 2010, we purchased $31.9 million and $61.9 million, respectively, and sold (or had mature) $35.2 million and $81.9 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the nine months ended September 30, 2011 and 2010, for property and equipment, and investments in client contracts were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Property and equipment	$19,615	$9,858
Client contracts	6,713	3,610

The property and equipment expenditures during the first nine months 2011 consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure items.

The investments in client contracts for the first nine months 2011 and 2010 relate to client incentive payments ($1.5 million and $1.6 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($5.2 million and $2.0 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our long-term debt.

Repurchase of Common Stock. During the first nine months of 2011 and 2010, we repurchased 0.6 million and 1.5 million shares of our common stock under the guidelines of our Stock Repurchase Program for $7.7 million and $29.3 million, respectively. In addition, outside of our Stock Repurchase Program, during the first nine months of 2011 and 2010, we repurchased from our employees and then cancelled approximately 217,000 shares and 228,000 shares of our common stock for $4.2 million and $4.6 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term debt. During the first nine months of 2011, we: (i) repaid the $35 million outstanding balance of the Revolver; (ii) paid $25.1 million of 2004 Convertible Debt Securities, primarily as a result of the holders exercising their put option; and (iii) made $7.5 million of mandatory repayments on the Term Loan.

In the first quarter of 2010, we completed an offering of our 2010 Convertible Notes. We used a portion of the $145 million net proceeds from the offering to repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for $125.0 million. In connection with the issuance of the convertible notes, we paid deferred financing costs of $5.0 million. In the third quarter of 2010, we repurchased an additional $23.2 million (par value) of our 2004 Convertible Debt Securities for $23.9 million.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of September 30, 2011, we had cash, cash equivalents, and short-term investments of $138.6 million. Of the approximately $124 million of cash and cash equivalents as of September 30, 2011, 79%, 8%, and 4%, respectively, were denominated in U.S Dollars, Euros, and Pounds Sterling, and approximately $5 million was restricted as to use to collateralize outstanding letters of credit.

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

Uses of Capital Resources. Below are the key items to consider in assessing our uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past under our Stock Repurchase Program. During the third quarter of 2011, we repurchased 0.6 million shares of our common stock for $7.7 million ($13.25 per share). During the first quarter of 2010, and in conjunction with the issuance of our 2010 Convertible Notes, we repurchased 1.5 million shares of our common stock for $29.3 million ($19.56 per share). As of September 30, 2011, we have 3.6 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Acquisitions. We have made six acquisitions in the last six years. The most recent acquisition, and the only acquisition in 2010, was the Intec Acquisition on November 30, 2010 where we paid cash related to the transaction of approximately $378 million (or $269 million, net of cash acquired).

•

Capital Expenditures. In the nine months ended September 30, 2011, we spent $19.6 million on capital expenditures. At this time, we expect our 2011 capital expenditures to be approximately $25 million, which consist principally of: (i) hardware and software infrastructure to support our clients’ expanding business needs around the world; (ii) statement production equipment to continue to offer enhanced functionalities to our U.S. clients; and (iii) internal use systems to support the integration of Intec.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the nine months ended September 30, 2011, we made client incentive payments of $1.5 million. In addition, during the nine months ended September 30, 2011, we capitalized costs related to the deferral of conversion/set-up services revenue of $5.2 million. As of September 30, 2011, we did not have any material commitments for investments in client contracts which are payable by us only upon the successful conversion of certain additional customer accounts to our processing solutions.

•

Long-Term Debt. As of September 30, 2011, our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $192.5 million. In the nine months ended September 30, 2011, we made payments of: (i) $25.1 million to fully extinguish our 2004 Convertible Debt Securities at par value; (ii) $7.5 million related to mandatory amortization payments on the Credit Agreement term loan; and (iii) $35.0 million to pay off the December 31, 2010 balance on the Credit Agreement revolving loan facility.

During 2010 and 2009, we voluntarily repurchased a total of $175.2 million (par value) of our 2004 Convertible Debt Securities for $177.7 million. As a result of these repurchases, beginning in 2014, we will have to pay cash of approximately $30 million ratably over five years related to the deferred income tax liabilities associated with the repurchased securities. As a result of the extinguishment of the remaining 2004 Convertible Debt Securities in 2011, approximately $6 million of deferred tax liabilities became payable, of which $4.4 million was paid as of September 30, 2011.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. As of September 30, 2011, we are exposed to various market risks, including changes in interest rates, foreign currency exchange rates, and fluctuations and changes in the market value of our cash equivalents and short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

Market Risk Related to Long-Term Debt. The interest rate on our convertible debt is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

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

As a result of entering into the interest rate swaps, as of September 30, 2011, we were exposed to fluctuations in interest rate movements on $75 million of our Term Loan.

A hypothetical adverse change of 10% in the September 30, 2011 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of September 30, 2011 and December 31, 2010 were $124.2 million and $197.9 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2011 and December 31, 2010 were $14.4 million and $17.7 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

As of September 30, 2011 and December 31, 2010, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	September 30, 2011		December 31, 2010
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$—	$925	$—	$481
Euro	(20)	5,553	(41)	5,607
U.S. Dollar	(125)	18,057	(472)	19,061
New Zealand Dollar	—	40	—	488
Other	(17)	408	(13)	345

Totals	$(162)	$24,983	$(526)	$25,982

A hypothetical adverse change of 10% in the September 30, 2011 exchange rates would not have had a material impact upon our results of operations.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures

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

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing processing services to our customers, we process, transmit, and store confidential and personally identifiable information, including social security numbers and financial and health information. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations. We have implemented measures to protect against unauthorized access to such information, and comply with these laws and regulations. These measures include standard industry practices such as periodic security reviews of our systems by independent parties, network firewalls, procedural controls, intrusion detection systems and antivirus applications. Because of the inherent risks and complexities involved in protecting this information, these measures may fail to adequately protect this information. Any failure on our part to protect the privacy of personally identifiable information or comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution, and unfavorable publicity. Even the mere perception of a security breach or inadvertent disclosure of personally identifiable information could inhibit market acceptance of our solutions. In addition, third party vendors that we engage to perform services for us may unintentionally release personally identifiable information or otherwise fail to comply with applicable laws and regulations. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $209 million of goodwill, and $181 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts). These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

We utilize our market capitalization and/or cash flow models as the primary basis to estimate the fair value amounts used in our goodwill and other long-lived asset impairment valuations. If an impairment was to be recorded in the future, it would likely materially impact our results of operations in the period such impairment is recognized, but such an impairment charge would be a non-cash expense, and therefore would have no impact on our cash flows, or on the financial position of our company.

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

The following table presents information with respect to purchases of company common stock made during the third quarter of 2011 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 - July 31	5,116	$18.60	—	4,204,096
August 1 - August 31	236,561	13.40	231,711	3,972,385
September 1 - September 30	347,329	13.15	346,500	3,625,885

Total	589,006	$13.30	578,211

[1]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2011

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.21D*	Eighth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21E*	Ninth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23H*	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.