Form 10-K
period 2011-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2012-03-15
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2011, was $639,546,766.

Shares of common stock outstanding at February 29, 2012: 34,515,397

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed on or prior to April 29, 2012, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2011 FORM 10-K

PART I

Item 1.	Business

Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) is one of the world’s largest and most established business support solutions providers primarily serving the communications industry. Our proven approach and solutions are based on our broad and deep experience in serving clients in the communications industry as their businesses have evolved from a single product offering to a highly complex, highly competitive, multi-product service offering. Our approach has centered on using the best technology for the various functions required to provide world-class solutions.

Our solutions help service providers streamline and scale operations, introduce and adapt products and services to meet customer demands, and address the challenges and opportunities brought about by change. Our broad suite of solutions helps our clients improve their business operations by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions, while at the same time, more efficiently managing the service provider’s cost structure. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the ever expanding needs of communications service providers to provide a differentiated, real-time, and personal experience for their consumers. This extensive suite of solutions includes revenue management, content management and monetization, customer interaction management, as well as analytics and intelligence.

On November 30, 2010, we completed our acquisition of U.K.-based Intec Telecom Systems PLC (“Intec”) (the “Intec Acquisition”). Intec is a recognized global business support systems leader for retail billing, mediation, and wholesale business management, serving the majority of the world’s top 100 communications service providers. The Intec Acquisition transformed our company from a North American-centric business serving primarily cable and satellite providers with our outsourced service offerings, to a global provider of software and services to the much broader telecommunications industry and other vertical markets. As a result of the Intec Acquisition, we were able to diversify and expand our client base, industry markets, geographic markets, and our delivery capabilities, illustrated as follows:

•

In 2010, we had four clients that each individually accounted for greater than 10% of our total revenues, which in the aggregate, were 64% of our total 2010 revenues. In 2011, we were able to reduce our client concentration primarily as a result of our overall larger revenue base. For 2011, we had only three clients that each individually accounted for greater than 10% of our total revenues, which in the aggregate, were 42% of our total 2011 revenues. In addition, we added over 400 clients as a result of the Intec Acquisition.

•

In 2010, approximately 85% of our revenues came from the North American cable and satellite markets, with the remaining 15% coming from a variety of other verticals. For 2011, we reflected greater industry diversification with approximately 60% of our revenues coming from the North American cable and satellite markets, approximately 30% coming from wireline and wireless communication providers, and the remainder coming from a variety of other markets, such as financial services, logistics, and transportation.

•

For 2011, we had a greater geographic presence, generating 10% of our revenues from the Europe, Middle East and Africa region, and 5% of our revenues from the Asia Pacific region, compared to nominal amounts from those regions in 2010’s full year results.

•	We have expanded our delivery capabilities generating 29% of our revenues from software and related services in 2011, as compared to only 9% during the prior year.

While our more diversified revenue and client base has introduced greater risk and variability in our business, we believe this added diversification provides us with greater opportunities for future growth with a broader customer base and expanded product portfolio as a leading global software and services provider.

Our principal executive offices are located at 9555 Maroon Circle, Englewood, Colorado 80112, and the telephone number at that address is (303) 200-2000. Our common stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CSGS”. We are a S&P Small Cap 600 company.

Industry Overview

Background. We provide business support solutions to the world’s leading communications service providers, as well as clients in several complex and highly competitive industries. Our solutions coordinate and manage many aspects of a service provider’s customer interactions, from the initial activation of customer accounts, to the support of various service activities, and through the presentment, collection, and accounts receivables management of monthly customer statements. While our heritage is in serving the North American communications market, through acquisition and organic growth, we have broadened and enhanced our solutions to extend our business both globally and to a number of other industries including financial services, healthcare, utilities, entertainment, and content distribution.

Market Conditions of the Communications Industry. Over the past few years, the global marketplace has experienced a significant economic downturn, with certain countries and regions also experiencing political instability, which has negatively impacted a broad number of industries, including the global communications industry that we serve. The impact of these challenges has resulted in cautiousness and in some cases, a delay in decision making. Companies continued to have an increased focus on controlling costs, streamlining operations and investing in those solutions and services that have a demonstrable short-term return on investments. Large transformational projects have been side-lined while operators continue to monitor the business environment in which they operate.

We believe that our recurring revenue and predictable cash flow business model, our sufficient sources of liquidity, and our stable capital structure lessen the risk of a significant negative impact to our business if the current economic and geo-political conditions linger into future periods. However, these market conditions could result in continued tight client spending and/or extended sales cycles which could impact our revenues related to our clients’ discretionary spending for such things as special project work, marketing activities, new product sales, and software and professional services projects, and thus, hinder our ability to grow our revenues and earnings.

Market Trends of Communications Industry. The communications industry is undergoing a dramatic transformation. Consumers have more choices for content, devices, and providers than ever before. Operators continue to invest heavily in networks to handle the exponential increase of data and content that is being distributed and consumed over their networks. Mobile data traffic is estimated to increase tenfold in the coming years, while the revenues that operators generate from that network traffic are currently not expected to increase at a commensurate rate. As a result, it is expected that service providers will need to evolve their business models in order to better monetize the traffic that goes across their network.

In addition, relatively new content providers like Netflix, Hulu, and YouTube, as well as new devices such as the iPad, the iPhone, and GoogleTV, have created an increased sense of urgency for traditional service providers to be more creative in their approaches to rolling out new products and services, and enhancing the customer experience. These new competitors and new technologies have created a disintermediation in the marketplace, enabling the consumer to now receive content on a variety of different devices, over different networks at any time. While this development poses challenges to traditional service providers, it also provides us with an opportunity to service the needs of this evolving market. With the proliferation of new services, devices and content, operators must deliver a consistent, personalized and differentiated service experience while closely managing their revenues and costs.

As the lines of distinction between service providers continue to blur, and competition for the same consumer increases between the traditional cable, wireless, and telecom provider as well as non-traditional players, more emphasis is being placed on providing a superior customer experience. This experience includes the types of content and products operators offer as well as how every interaction between the operator and the consumer is handled. This dynamic has resulted in an opportunity for us to continue to help our clients be successful in new ways. As a result, we historically have invested a significant amount of our revenues in R&D annually and have acquired companies that have enabled us to expand our offerings in a more timely and efficient manner.

Overall, these market trends drive the demand for scalable, flexible, and cost-efficient customer interaction management solutions, which we believe will provide us with revenue opportunities. While we recognize that operators may choose to develop their own internal solutions or utilize a competitor’s solution, we believe that our scalable, modular, and flexible solutions combined with our rich domain expertise provide the industry with proven solutions to improve their profitability and customers’ experiences.

Business Strategy

Our goal is to be the most trusted provider of world-class software and services to service providers around the world who depend upon the timely and accurate processing of complex, high-volume transactions to operate their business and deliver a superior customer experience. We believe that by successfully executing on this goal we can grow our revenues and earnings, and therefore, create long-term value, not only for our clients and our employees, but for our shareholders as well. Our strategic focus to accomplish this goal is as follows:

Create Recurring Relationships Within Our Core Communications Industry. Our relentless, relationship-driven, customer-focused business approach is built on a foundation of respect, integrity, and collaboration. As a result, we enjoy long-term relationships with many of the world’s leading service providers based on a true partnership aimed at helping providers enable sustainable growth, create efficiencies, and deliver differentiated services to their customers.

Expand Our Product and Services Portfolio Through Continuous Innovation. We believe that our product technology and pre-integrated suite of software solutions gives service providers a competitive advantage. We continually add new, relevant capabilities to what we do as a company, both in terms of our people and our solutions. By doing this, we build very strong recurring relationships which are difficult for our competitors to displace.

Increase Our Value Proposition Through Continuous Improvement and Urgency. As discussed earlier, the demands of consumers are significantly increasing as devices and networks continue to feed an insatiable appetite for content, information, and entertainment. In order to continue to help providers better compete in an environment in which network consumption is outpacing revenue generation, we continue to focus on being cost efficient in delivering our solutions, while helping our clients efficiently and effectively manage their business.

Deliver On Our Commitments. Our products and services are business critical. We help our clients manage the entire customer lifecycle, from acquisition to servicing to billing for their end customers. As a result, it is imperative that we deliver on our commitments. For over 25 years, we have been helping global, blue-chip companies manage periods of explosive and sustained market growth and change—helping them drive revenues, improve their profitability, and deliver positive customer experiences. Our track record of doing what we say we are going to do has enabled us to become embedded in our clients’ operations and be a trusted advisor and integral member of their teams.

Bring New Skills and Talents to Market. In order to help our clients manage the pace of change, we invest in our people so that they are prepared to bring the highest quality technical skills, interpersonal skills, and managerial skills to our business and our clients.

In summary, all of our efforts are aimed at helping our clients compete more effectively and successfully in an ever-changing market.

Description of Business

Key Clients. We work with the leading communication providers located around the world. A partial list of those service providers as of December 31, 2011 is included below:

AT&T	Oi
America Movil	Optus
Bharti	Reliance Communications
Charter Communications, Inc. (“Charter”)	Telefonica
Comcast Corporation (“Comcast”)	Time Warner, Inc. (“Time Warner”)
DISH Network Corporation (“DISH”)	Verizon
HCPT	Virgin Mobil
Hutchinson 3G	Vodafone
MTN

The North American communications industry has experienced significant consolidation over the past decade, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration and our heritage in serving the North American cable and satellite markets, a large percentage of our historical revenues have been generated from our four largest clients, as shown in the table below. Clients that represented 10% or more of our revenues for 2011 and 2010 were as follows (in millions, except percentages):

	2011(1)		2010
	Amount	% of Revenues	Amount	% of Revenues
Comcast	$138	19%	$131	24%
DISH	92	13%	98	18%
Time Warner	74	10%	65	12%
Charter	N/A	<10%	55	10%

(1)	The decrease in percentages between 2010 and 2011 relates primarily to our larger revenue and client base as a result of the Intec Acquisition.

See the Significant Client Relationships section of our MD&A for additional information regarding our business relationships with these key clients.

Research and Development. Our clients around the world are facing competition from new entrants and at the same time, are deploying new services at a rapid pace and dramatically increasing the complexity of their business operations. Therefore, we continue to invest heavily in R&D to ensure that we stay ahead of our clients’ needs and advance our clients’ businesses as well as our own. We recognize these challenges and believe our value proposition is to provide solutions that help our clients ensure that each customer interaction is an opportunity to create value and deepen the business relationship. As a result of our R&D efforts, we have not only broadened our footprint within our client base with many new innovative product offerings, but have also found traction in penetrating new markets with portions of our suite of customer interaction management solutions.

Our total R&D expenses were $111.1 million and $78.1 million, respectively, for 2011 and 2010, or approximately 15% and 14% of total revenues for each year, with the increase reflective of the 2011 full year’s development efforts related to the acquired Intec business. In the near term, we expect that our R&D investment activities will be relatively consistent with that of 2011, with the level of our total R&D spend highly dependent upon the opportunities that we see in our markets.

There are certain inherent risks associated with significant technological innovations. Some of these risks are described in this report in our Risk Factors section below.

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our primary product solutions include the following:

•

Cable and Satellite Care and Billing: Our billing and customer care and business optimization platform (Advanced Convergent Platform (“ACP”)) is the premier system for cable and satellite providers in North America. ACP, a pre-integrated platform delivered in an outsourced service bureau environment, is relied upon every single day by almost 50 million consumers of voice, video, and data services, and is used by more than 75,000 of our clients’ customer service agents, and 36,500 of our clients’ field force technicians, dispatchers and routers.

•

Convergent Rating and Billing: Our Singleview suite provides an integrated customer care, billing and real-time rating and charging solution for the global marketplace. This solution is a real-time charging, billing, and customer care solution designed from the ground up for convergent markets. Singleview inherently improves support and promotes optimization as a result of the single view of the customer across all services and transactions. As a result, the capabilities of the Singleview suite extend beyond the communications industry to other transaction-intensive markets including financial services, logistics, and transportation.

•

Mediation and Data Management: Our Total Service Mediation (“TSM”) provides a comprehensive framework enabling network operators to achieve maximum efficiency with the lowest cost for all interactions between the network and other business support solution applications and related processes. The TSM framework supports offline and real-time mediation requirements as well as service activation. Recognized for its high performance and exceptional throughput, TSM provides the event processing foundation to manage today’s exploding network traffic.

•

Wholesale Settlement and Routing: Our market-leading Wholesale Business Management (“WBM”) Solution is a comprehensive and powerful settlements system. It handles every kind of traffic – from simple voice to the most advanced data and content services—in a single, highly-integrated platform. It helps operators around the globe improve profits, meet strict regulatory and audit compliance requirements, and comply with the broadest range of global standards.

•

Customer Interaction Management: Our customer interaction management solutions help deliver a unique, personal and relevant quality experience across all customer touch points – whether that be text, e-mail, web, print, or other communications methods. We are an industry leader in interaction management solutions, processing more than one billion interactive voice, SMS/text, print, e-mail, web, and fax messages each year on behalf of our clients.

•

Analytics & Intelligence: Our suite of analytics and intelligence services delivers a comprehensive approach to improving the customer experience, increasing sales opportunities, and optimizing business.

•

Content Management & Monetization: Our Content Direct solutions help manage, deliver, and monetize content to help build brand loyalty and create differentiated offerings for network operators, content aggregators, or content developers. Our Content Direct solutions enable content providers to manage subscriber preferences and offer digital content anytime, anywhere, to any device through a variety of models—direct, subscriber or subsidized.

In addition, we have expanded the delivery models by which we can help our clients execute on their business objectives. Today, we now offer high-volume transaction processing and statement production, complemented with world-class applications software and customized software solutions, allowing us to offer one of the most comprehensive, flexible, pre-integrated products and services solutions to the communications market.

We believe this pre-integrated approach and multiple delivery model allows our clients to bring new product offerings to market quickly and provide high-quality customer service in a cost effective manner. While our primary value proposition to our clients is the breadth and depth of this integrated offering, we have evolved many of our product solutions to be more modular-based to allow clients to utilize certain of our products as independent point solutions.

We license certain software products (e.g., WBM Solution, TSM, and Singleview) and provide our professional services to implement, configure, and maintain these software products.

Historically, a substantial percentage of our total revenues have been generated from ACP and Customer Interaction Management solutions. These products and services are expected to provide a large percentage of our total revenues in the foreseeable future as well.

Business Acquisitions. As noted above, our strategy includes acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts, provide complementary products and services, increase market share, and/or provide access to new markets and clients. Consistent with this strategy, we have acquired the following businesses over the last several years:

Intec. In November of 2010, we acquired Intec to expand our business support solutions footprint and capabilities. With this acquisition, we added the leading mediation and wholesale billing solution to our product suite, as well as a pre-paid/post-paid convergent customer care and billing solution. In addition, the acquisition increased our presence, as well as our domain expertise, in the wireless and wireline industries worldwide. The addition of Intec enables us to support flexible delivery models, from on-site software delivery to outsourced processing models, supported by complementary services offerings. See the “Overview” section for additional discussion of the benefits to our business from the Intec Acquisition.

Quaero. In December of 2008, we acquired Quaero Corporation (“Quaero”), a marketing services provider with expertise in customer strategy, analytics, and marketing performance management. This acquisition broadened our solution suite with powerful customer intelligence capabilities that further assist our clients in maximizing the value of their customer interactions. The Quaero acquisition has also allowed us to further diversify our revenue base and extend our reach into new industry verticals including financial services, pharmaceutical/healthcare, media/publishing, travel/hospitality, consumer, and high tech.

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

Prairie. In August of 2007, we acquired Prairie Voice Services, Inc. (“Prairie”) to extend our suite of products and solutions that help our clients maximize the value of their interactions with their customers. Prairie provides inbound and outbound automated voice, text/SMS, email, and fax messaging services to manage workforce communications, collections, lead generation, automated order capture, service outage notifications, and other key business functions. We acquired Prairie to extend our capabilities within our core cable and satellite markets, while also providing an established customer base in new industry verticals such as financial services and telecommunications.

ComTec. In July of 2007, we acquired ComTec, Inc. (“ComTec”), to expand our Intelligent Customer Communications footprint and capabilities. With this acquisition, we added enhanced statement production and electronic statement presentation hardware and software technologies. In addition, the acquisition increased our presence in our core cable and satellite markets, while also providing an established customer base in new industry verticals such as utilities, healthcare, home security, and financial services markets.

Professional Services. We employ over 800 professional services experts globally who bring a wide-ranging expertise—including solution architecture, project management, systems implementation, and business consultancy to every project. We apply a rigorous methodology to each of our engagements, leveraging consistent, world-class processes, best-practice programs, and systemized templates for all engagements.

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

Competition. The market for business support solutions products and services in the converging communications industry, as well as in other industries we serve, is highly competitive. We compete with both independent outsourced providers and in-house developers of customer management systems. We believe that our most significant competitors in our primary markets are Amdocs Limited, Comverse Inc., Convergys Corporation, and Oracle Corporation; network equipment providers such as Ericsson, Huawei, and Alcatel-Lucent; and internally-developed systems. Some of our actual and potential competitors have substantially greater financial, marketing, and technological resources than us and in some instances we may actually partner and collaborate with our competitors on large opportunities and projects.

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

Employees

As of December 31, 2011, we had a total of 3,352 employees, a decrease of 160 employees when compared to the number of employees we had as of December 31, 2010. This decrease is primarily due to the consolidation of our print facilities from four to three locations during 2011, and reducing resources across functions to better leverage and align our talent across the global organization. Our success is dependent upon our ability to attract and retain qualified employees. None of our employees are subject to a collective bargaining agreement, but are subject to various foreign employment laws and regulations based on the country in which they are employed. We believe that our relations with our employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.csgi.com. Additionally, these reports are available at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549 or on the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Over the past decade, the worldwide communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, we historically have had approximately two-thirds of our revenues generated from four clients, which are (in order of size) Comcast, DISH, Time Warner and Charter, that each individually accounted for approximately 10% or more of our total revenues. As a result of the additional revenues from the Intec Acquisition, in 2011, we had three of these clients, Comcast, DISH, and Time Warner, that individually accounted for over 10% of our total revenues. This resulted in approximately 40% of our total 2011 revenues coming from these three clients. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients.

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

With the acquisition on Intec in November 2010, software license, professional services, and software maintenance services revenues have become an increasingly larger percentage of our total revenues, and this mix of revenues is expected to continue in the future. As our total revenues grow, so too does the risk associated with meeting financial expectations for revenues derived from our software licenses, professional services, and software maintenance services offerings. As a result, there is a proportionately increased likelihood that we may fail to meet revenue and earnings expectations of the investment community. Should we fail to meet analyst expectations, by even a relatively small amount, it would most likely have a disproportionately negative impact upon the market price of our common stock.

We May Not Be Successful in the Integration of Our Acquisitions.

As part of our growth strategy, we seek to acquire assets, technology, and businesses which will provide the technology and technical personnel to expedite our product development efforts, provide complementary solutions, or provide access to new markets and clients.

Our recent acquisition of Intec provides us with many opportunities and challenges. Intec represents a significant increase in revenue, adds approximately 1,500 employees, and gives us operations in 24 countries where we did not previously have operations. Integrating this many people, processes, and operations presents new risks to the business that must be managed carefully. If not, it could have a material impact on operations and cause results to differ significantly from expectations.

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

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing processing services to our customers, we process, transmit, and store confidential and personally identifiable information, including social security numbers and financial and health information. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations. We have implemented measures to protect against unauthorized access to such information, and comply with these laws and regulations. These measures include standard industry practices such as periodic security reviews of our systems by independent parties, network firewalls, procedural controls, intrusion detection systems, and antivirus applications. Because of the inherent risks and complexities involved in protecting this information, these measures may fail to adequately protect this information. Any failure on our part to protect the privacy of personally identifiable information or comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution, and unfavorable publicity. Even the mere perception of a security breach or inadvertent disclosure of personally identifiable information could inhibit market acceptance of our solutions. In addition, third party vendors that we engage to perform services for us may unintentionally release personally identifiable information or otherwise fail to comply with applicable laws and regulations. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

We May Not Be Able to Respond to Rapid Technological Changes.

The market for business support solutions, such as customer care and billing solutions, is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon: (i) our ability to continuously adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our clients, without sacrificing the reliability or quality of the solutions; (ii) the integration of the Intec assets and its widely distributed, complex worldwide operations; and (iii) the integration of other acquired technologies such as rating, wholesale billing, and data analytics, as well as creating an integrated suite of customer care and billing solutions, which are portable to new verticals such as utilities, financial services, and content distribution. In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Attempts to meet these demands subjects our R&D efforts to greater risks.

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

There is an inherent risk in the successful development, implementation, migration, and operation of our solutions as the technological complexities, and the pace at which we must deliver these solutions to market, continue to increase. The risk of making an error that causes significant operational disruption to a client, or results in incorrect customer or vendor billing calculations we perform on behalf of our clients, increases proportionately with the frequency and complexity of changes to our solutions and new delivery models. There can be no assurance: (i) of continued market acceptance of our solutions; (ii) that we will be successful in the development of enhancements or new solutions that respond to technological advances or changing client needs at the pace the market demands; or (iii) that we will be successful in supporting the implementation, migration and/or operations of enhancements or new solutions.

Our International Operations Subject Us to Additional Risks.

We currently conduct a portion of our business outside the United States. We are subject to certain risks associated with operating internationally including the following items:

•	Product development not meeting local requirements;

•	Fluctuations in foreign currency exchange rates for which a natural or purchased hedge does not exist or is ineffective;

•	Staffing and managing foreign operations;

•	Longer sales cycles for new contracts;

•

Longer collection cycles for client billings or accounts receivable, as well as heightened client collection risks, especially in countries with highly inflationary economies and/or with restrictions on the movement of cash out of the country;

•	Trade barriers;

•	Complying with varied legal and regulatory requirements across jurisdictions;

•	Reduced protection for intellectual property rights in some countries;

•	Inability to recover value added taxes and/or goods and services taxes in foreign jurisdictions;

•	Political instability and threats of terrorism; and

•	A potential adverse impact to our overall effective income tax rate resulting from, among other things:

•	Operations in foreign countries with higher tax rates than the United States;

•	The inability to utilize certain foreign tax credits; and

•	The inability to utilize some or all of losses generated in one or more foreign countries.

One or more of these factors could have a material adverse effect on our international operations, which could adversely impact our results of operations and financial position.

Our International Operations Require Us to Comply With Applicable U.S. and International Laws and Regulations.

Doing business on a world-wide basis requires our company and its subsidiaries to comply with the laws and the regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and trade partners. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations such as the Foreign Corrupt Practices Act (“FCPA”), the U.K. Anti-Bribery Act and economic sanction programs administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business. As part of our business, we regularly deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Economic sanctions programs restrict our business dealings with certain countries and individuals. From time to time, certain of our foreign subsidiaries have had limited business dealings with entities in jurisdictions subject to OFAC-administered sanctions. These business dealings, which represent an insignificant amount of our consolidated revenues (less than 1%) and income, generally consist of software licenses and related services. As a result of the above activities, we are exposed to a heightened risk of violating anti-corruption laws and OFAC regulations. Violations of these laws and regulations are punishable by civil penalties, including fines, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have received an administrative subpoena from OFAC dated February 27, 2012. OFAC has requested that we provide documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. We have initiated an internal review to identify transactions by us involving the subject matter of the subpoena. We cannot predict the ultimate outcome of this matter, the total costs to be incurred in response to this subpoena, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

A Reduction in Demand for Our Key Business Support Solutions Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

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

Our Business is Dependent Upon the Economic and Market Condition of the Global Communications Industry.

Since the majority of our clients operate within the global communications industry sector, the economic state of this industry directly impacts our business. The global communications industry has undergone significant fluctuations in growth rates and capital investment cycles in the past decade. Current economic indices suggest a slow stabilization of the industry, but it is impossible to predict whether this stabilization will persist or be subject to future instability. In addition, consolidation amongst providers continues as service providers look for ways to expand their markets and increase their revenues.

Continued consolidation, a significant retrenchment in investment by communications providers, or even a material slowing in growth (whether caused by economic, geo-political, competitive, or consolidation factors) could cause delays or cancellations of sales and services currently included in our forecasts. This could cause us to either fall short of revenue expectations or have a cost model that is misaligned with revenues, either or both of which could have a material adverse effect on operations and financial results.

We expect to continue to generate a significant portion of our future revenues from our North American cable and satellite operators. These clients operate in a highly competitive environment. Competitors range from traditional wireline and wireless providers to new entrants like new content aggregators such as Hulu, YouTube, and Netflix. Should these competitors be successful in their video strategies, it could threaten our clients’ market share, and thus our source of revenues, as generally speaking these companies do not use our core solutions and there can be no assurance that new entrants will become our clients. In addition, demand for spectrum, network bandwidth and content continues to increase and any changes in the regulatory environment could have a significant impact to not only our clients’ businesses, but in our ability to help our clients be successful.

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

Client Bankruptcies Could Adversely Affect Our Business.

In the past, certain of our clients have filed for bankruptcy protection. As a result of the current economic conditions and the additional financial stress this may place on companies, the risk of client bankruptcies is heightened. Companies involved in bankruptcy proceedings pose greater financial risks to us, consisting principally of the following: (i) a financial loss related to possible claims of preferential payments for certain amounts paid to us prior to the bankruptcy filing date, as well as increased risk of collection for accounts receivable, particularly those accounts receivable that relate to periods prior to the bankruptcy filing date; and/or (ii) the possibility of a contract being unilaterally rejected as part of the bankruptcy proceedings, or a client in bankruptcy may attempt to renegotiate more favorable terms as a result of their deteriorated financial condition, thus, negatively impacting our rights to future revenues subsequent to the bankruptcy filing. We consider these risks in assessing our revenue recognition and our ability to collect accounts receivable related to our clients that have filed for bankruptcy protection, and for those clients that are seriously threatened with a possible bankruptcy filing. We establish accounting reserves for our estimated exposure on these items which can materially impact the results of our operations in the period such reserves are established. There can be no assurance that our accounting reserves related to this exposure will be adequate. Should any of the factors considered in determining the adequacy of the overall reserves change adversely, an adjustment to the accounting reserves may be necessary. Because of the potential significance of this exposure, such an adjustment could be material.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $220 million of goodwill, and $170 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts). These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

We utilize our market capitalization and/or cash flow models as the primary basis to estimate the fair value amounts used in our goodwill and other long-lived asset impairment valuations. If an impairment was to be recorded in the future, it would likely materially impact our results of operations in the period such impairment is recognized, but such an impairment charge would be a non-cash expense, and therefore would have no impact on our cash flows.

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

As of December 31, 2011 we were operating over 30 leased sites around the world, representing over 600,000 square feet.

Our corporate headquarters is located in Englewood, Colorado. In addition, we lease office space in the United States in Atlanta, Georgia; Bloomfield, New Jersey; Burlington, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Dallas, Texas; Fairfield, Connecticut; New York, New York; Omaha, Nebraska; Oxnard, California; Philadelphia, Pennsylvania; San Antonio, Texas; and Westminster, Colorado. The leases for these office facilities expire in the years 2012 through 2024. We also maintain leased facilities internationally in Australia, Brazil, Canada, China, France, India, Ireland, Malaysia, Poland, South Africa, United Arab Emirates, and the U.K. The leases for these international office facilities expire in the years 2012 through 2019. We utilize these office facilities primarily for the following: (i) client services, training, and support; (ii) product and operations support; (iii) systems and programming activities; (iv) professional services staff; (v) R&D activities; (vi) sales and marketing activities; and (vii) general and administrative functions.

Additionally, we lease three statement production and mailing facilities totaling approximately 217,000 square feet. These facilities are located in: (i) Omaha, Nebraska; (ii) Wakulla County, Florida; and (iii) Coppell, Texas. The leases for these facilities expire in the years 2013 through 2019.

We believe that our facilities are adequate for our current needs and that additional suitable space will be available as required. We also believe that we will be able to either: (i) extend our current leases as they terminate; or (ii) find alternative space without experiencing a significant increase in cost. See Note 11 to our Consolidated Financial Statements (“Financial Statements”) for information regarding our obligations under our facility leases.

Item 3.	Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In addition, we have received an administrative subpoena from OFAC dated February 27, 2012. OFAC has requested that we provide documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. We have initiated an internal review to identify transactions by us involving the subject matter of the subpoena. The business dealings of our foreign subsidiaries in the jurisdiction that is the subject of the OFAC subpoena represent an insignificant amount of our consolidated revenues (less than 1%) and income, and the business dealings generally consist of software licenses and related services. We cannot predict the ultimate outcome of this matter, the total costs to be incurred in response to this subpoena, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to fines, sanctions or other penalties. Thus, no reasonable estimate of the potential loss is possible. Other than described above, in the opinion of our management, we are not presently a party to any material pending or threatened legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

*******************************************************************************************

Executive Officers of the Registrant

As of December 31, 2011, our executive officers were Peter E. Kalan (Chief Executive Officer and President), Randy R. Wiese (Executive Vice President and Chief Financial Officer), Joseph T. Ruble (Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer), Bret C. Griess (Executive Vice President and Chief Operating Officer), and Michael J. Henderson (Executive Vice President-Sales and Marketing).

We have employment agreements with each of the executive officers.

Peter E. Kalan

Chief Executive Officer and President

Mr. Kalan, 52, joined the Company in January 1997, was appointed as Chief Financial Officer in October 2000, and named an Executive Vice President in 2004. In April 2006, he became Executive Vice President of Business and Corporate Development. In December 2007, Mr. Kalan was appointed Chief Executive Officer and President and elected to the Board. Prior to joining the Company, he was Chief Financial Officer at Bank One, Chicago, and he also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan is a member of The Cable Center board of directors and is also a member of the Board of Pensions of the Presbyterian Church USA. Mr. Kalan holds a B.A. degree in Business Administration from the University of Texas at Arlington.

Randy R. Wiese

Executive Vice President and Chief Financial Officer

Mr. Wiese, 52, joined CSG in 1995 as Controller and later served as Chief Accounting Officer. He was named Executive Vice President and Chief Financial Officer in April 2006. Prior to joining CSG, he was manager of audit and business advisory services and held other accounting-related positions at Arthur Andersen & Co. Mr. Wiese is a member of the AICPA and the Nebraska Society of Certified Public Accountants, and serves as a board member for the Habitat for Humanity Board—Omaha Chapter. He holds a B.S. degree in Accounting from the University of Nebraska-Omaha.

Joseph T. Ruble

Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer

Mr. Ruble, 51, joined CSG in 1997 as Vice President and General Counsel. In November 2000, he was appointed Senior Vice President of Corporate Development, General Counsel and Corporate Secretary. In February 2007,

he was named Executive Vice President and Chief Administrative Officer. Prior to joining CSG, Mr. Ruble served from 1991 to 1997 as Vice President, General Counsel and Corporate Secretary for Intersolv, Inc., and as counsel to Pansophic Systems, Inc. for its international operations from 1988 to 1991. Prior to that, he represented the software industry in Washington, D.C. on legislative matters. Mr. Ruble holds a J.D. from Catholic University of America and a B.S. degree from Ohio University.

Bret C. Griess

Executive Vice President and Chief Operating Officer

Mr. Griess, 43, joined CSG in 1996 as a project manager and held a variety of positions in Operations and Information Technology, until being appointed Executive Vice President of Operations in February 2009 and Chief Operating Officer in March 2011. Prior to joining CSG, Mr. Griess was Genesis Product Manager with Chief Automotive Systems from 1995 to 1996, and an information systems analyst with the Air Force from 1990 to 1995. Mr. Griess holds an M.A. degree in Management and a B.S. degree in Management from Bellevue University in Nebraska, an A.A.S. degree from the Community College of the Air Force, and an A.S. degree in Business Administration degree from Brevard Community College in Florida.

Michael J. Henderson

Executive Vice President-Sales and Marketing

Mr. Henderson, 54, joined CSG in 2010 as Executive Vice President of Sales and Marketing to oversee all new business development, marketing, and management of account relationships for CSG. Prior to joining CSG, he served as Chief Sales Officer with Call Genie from 2008 to 2010, and as a partner with BVM Consulting, LLC from 2007 until 2008. Mr. Henderson was President for Telcordia Technologies’ Global Solutions division from 2004 to 2007, and was at ADC’s Software Systems division as Executive Vice President of Global Sales and Marketing from 1999 until 2004. He also was co-founder and Chief Executive Officer of PCI, a venture-backed software company, and held senior executive positions with Nortel, Frontier Corporation, and Volt Delta Resources. Mr. Henderson earned an M.B.A. in Marketing and Finance from the University of Rochester and a B.S. in Management Information Systems from the University of Arizona.

Board of Directors of the Registrant

Information related to our Board of Directors as of December 31, 2011, is provided below.

Donald B. Reed

Former Chief Executive Officer

Cable & Wireless Global

Mr. Reed, 67, was elected to the Board in May 2005 and presently serves as the Company’s non-executive Chairman of the Board. He currently is retired, having served as Chief Executive Officer of Cable & Wireless Global from May 2000 to January 2003. Cable & Wireless Global, Cable & Wireless plc’s wholly owned operations in the United States, United Kingdom, Europe and Japan, is a provider of internet protocol (IP) and data services to business customers. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997, Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. Mr. Reed currently is the Executive Chairman of Oceus Networks. Mr. Reed has also previously served as a director of Intervoice, Inc., Idearc Media (formerly Verizon Yellow Pages), Bell Atlantic, St. Lawrence Cement and Aggregate Industries in London, England. Mr. Reed holds a B.S. degree in History from Virginia Military School.

Peter E. Kalan

Chief Executive Officer and President

CSG Systems International, Inc.

Mr. Kalan’s biographical information is included in the “Executive Officers of the Registrant” section shown directly above.

Ronald H. Cooper

Former President and Chief Executive Officer

Clear Channel Outdoor Americas, Inc.

Mr. Cooper, 55, was elected to the Board in November 2006. Mr. Cooper most recently served as the President and Chief Executive Officer of Clear Channel Outdoor Americas, Inc. beginning in 2009. Prior to this position, Mr. Cooper was a Principal at Tufts Consulting from 2006 through 2009. He previously spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and Chief Operating Officer from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, MediaOne and its predecessor Continental Cablevision, Inc. He has held various board and committee seats with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing and the New England Cable Television Association. In addition, Mr. Cooper is a director of the Outdoor Advertising Association of America. Mr. Cooper holds a B.A. degree from Wesleyan University.

John L. M. Hughes

Chairman of the Boards for

Spectris plc, Telecity Group plc, and Sepura plc

Mr. Hughes, 60, was appointed to the Board in March 2011. Mr. Hughes previously served as Chairman of the Board for Intec Telecom Systems plc for nearly six years until the company was acquired by CSG Systems International, Inc. in 2010. Mr. Hughes currently serves as Chairman of the Board for several corporations, including Spectris plc, Telecity Group plc, and Sepura plc. Spectris plc is a U.K.-headquartered multinational leading supplier of precision productivity-enhancing instrumentation and control systems and equipment, and Mr. Hughes has been Spectris’s Non-Executive Director since 2008. Telecity Group plc is a FTSE-250 listed leading provider of premium network independent data centers with 24 locations in eight major European cities, providing co-location and managed services, and he has served as Chairman since 2007. Sepura plc is a world-leading and LSE-listed supplier of Tetra terminals for mission-critical applications, and he has served as Chairman since 2010. Mr. Hughes is currently also a director for Vitec Group plc. Since 2009, Mr. Hughes has served as Chairman of the Board of AIRCOM International Limited, a privately-held independent global provider of network management tools and services specializing in the development and delivery of end-to-end planning and optimization tools for IP and cellular networks. From 2005 to 2007, Mr. Hughes also served as Chairman of the Board and then transitioned to Deputy Chairman until 2010 for Parity Group plc. Mr. Hughes has also served as a director for Nice Systems Ltd, Chloride Group plc, Global Crossing UK and Barco N.V. He is also Chairman of Just Eat Group. Prior to his multiple board positions, Mr. Hughes served as Executive Vice President and Chief Operating Officer from 2000 to 2004 for Thales Group, the leading European provider of complex systems for the defense, aerospace and commercial markets. Prior to 2000, he served as President of GSM/UMTS Wireless Networks of Lucent Technologies, and as Director, Convex Global Field Operations and Vice President and Managing Director of Convex Europe, a division of Hewlett-Packard Company. Mr. Hughes holds a B.S. degree in Electrical and Electronic Engineering from the University of Hertfordshire.

Edward C. Nafus

Former Chief Executive Officer and President

CSG Systems International, Inc.

Mr. Nafus, 71, was elected to the Board in March 2005. Mr. Nafus joined the Company in August 1998 as Executive Vice President and became the President of our Convergent Services and Solutions Division in

January 2002. In April 2005, Mr. Nafus assumed the position of Chief Executive Officer and President of the Company and held that position until his retirement in December 2007. Prior to joining the Company, Mr. Nafus held numerous management positions within First Data Corporation from 1978 to 1998. From 1992 to 1998, he also served as Chief Executive of First Data Resources Limited and President of First Data International; from 1984 to 1992, he served as President of First Data International and Executive Vice President of First Data Resources. From 1971 to 1978, Mr. Nafus worked in sales management, training and sales for Xerox Corporation. From 1966 to 1971, Mr. Nafus was a pilot and division officer in the United States Navy. Mr. Nafus holds a B.S. degree from Jamestown College.

Janice I. Obuchowski

President

Freedom Technologies, Inc.

Ms. Obuchowski, 60, was elected to the Board in November 1997. She is the founder and has been President of Freedom Technologies, Inc., a business that provides public policy and strategic advice to a wide range of companies in the communications sector, to the United States Department of Defense and other agencies, and to the international clients, since 1992. She was Chairman and Founder of Frontline Wireless, Inc., a public safety network start-up in 2007 through 2008. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radio Communication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce and as Administrator for the National Telecommunications and Information Administration. Ms. Obuchowski currently is a director of Orbital Sciences Corporation and Inmarsat. Ms. Obuchowski was also a director of Stratos Global Corporation and Qualcomm. Ms. Obuchowski also serves on several non-profit boards, including as trustee of the Federal Communications Bar Association. Ms. Obuchowski holds a J.D. degree from Georgetown University and a B.A. degree from Wellesley College, and also attended the University of Paris.

Bernard W. Reznicek

Consultant

The Premier Group

Mr. Reznicek, 75, was elected to the Board in January 1997 and served as the Company’s non-executive Chairman of the Board from 2005 until 2009. He currently provides consulting services as President and Chief Executive Officer of Premier Enterprises, and is Chairman of Erra, Inc., a startup clean technology company. Mr. Reznicek previously was an Executive with Central States Indemnity Company of Omaha, a Berkshire Hathaway company, from 1997 to 2003. He has 40 years of experience in the electric utility industry, having served as Chairman, President and Chief Executive Officer of Boston Edison Company, and President and Chief Executive Officer of Omaha Public Power District. He also served as Dean of the College of Business for Creighton University. Mr. Reznicek currently is a director of Pulte Homes, Inc. (NYSE). Mr. Reznicek has previously been a director of State Street Corporation, Stone and Webster, Guarantee Life, INFOGROUP Inc. and Central States Indemnity. Mr. Reznicek holds an M.B.A. degree from the University of Nebraska-Lincoln and a B.S.B.A. degree from Creighton University.

Frank V. Sica

Managing Partner

Tailwind Capital

Mr. Sica, 61, has served as a director of the Company since its formation in 1994. He is currently a Managing Partner of Tailwind Capital. From 2004 to 2005, Mr. Sica was a Senior Advisor to Soros Private Funds Management. From 2000 until 2003, he was President of Soros Private Funds Management which oversaw the direct real estate and private equity investment activities of Soros. In 1998, he joined Soros Fund Management where he was a Managing Director responsible for Soros’ private equity investments. Mr. Sica was previously Managing Director for Morgan Stanley Merchant Banking Division. Mr. Sica currently is a director of JetBlue Airways, Kohl’s Corporation, and Safe Bulkers, Inc. Mr. Sica has previously been a director for NorthStar Realty

Finance Corporation and Emmis Communications. Mr. Sica holds an M.B.A. degree from Dartmouth University and a B.A. degree from Wesleyan University.

Donald V. Smith

Former Senior Managing Director

Houlihan Lokey Howard & Zukin, Inc.

Mr. Smith, 70, was elected to the Board in January 2002. He is presently retired but continues to provide financial advisory services to certain clients. Previously, he served as Senior Managing Director of Houlihan Lokey Howard & Zukin, Inc., an international investment banking firm with whom he has been associated from 1988 through 2009, and where he served on the board of directors of the firm. From 1978 to 1988, he served as Principal with Morgan Stanley & Co. Inc., where he headed their valuation and reorganization services. Mr. Smith is also on the board of directors for several non-profit organizations. He previously served as director for Jos. A. Bank Clothiers. Mr. Smith holds an M.B.A. degree from the Wharton Graduate School of the University of Pennsylvania and a B.S. degree from the United States Naval Academy.

James A. Unruh

Managing Principal

Alerion Capital Group, LLC

Mr. Unruh, 71, was elected to the Board in June 2005. He became a founding principal of Alerion Capital Group, LLC (a private equity investment company) in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation from 1987 to 1997 and served as its Chairman and Chief Executive Officer from 1990 to 1997. From 1982 to 1986, Mr. Unruh held various executive positions, including Senior Vice President—Finance and Chief Financial Officer, with Burroughs Corporation, a predecessor of Unisys Corporation. Mr. Unruh currently is a director of Prudential Financial, Inc., Tenet Healthcare Corporation and Century Link, Inc. He has also previously served as a director of Qwest Communications International, Inc. Mr. Unruh holds an M.B.A. degree from the University of Denver and a B.S. degree from Jamestown College.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol “CSGS”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ.

	High	Low
2011
First quarter	$21.31	$18.35
Second quarter	21.59	17.70
Third quarter	19.60	12.35
Fourth quarter	15.53	12.13

	High	Low
2010
First quarter	$22.29	$17.29
Second quarter	23.85	18.28
Third quarter	21.39	17.22
Fourth quarter	20.34	17.69

On March 9, 2012, the last sale price of our common stock as reported by NASDAQ was $16.00 per share. On January 31, 2012, the number of holders of record of common stock was 215.

Dividends

We have not declared or paid cash dividends on our common stock since our incorporation. We intend to retain any earnings to finance the growth and development of our business, and at this time, we do not plan to pay cash dividends in the foreseeable future.

The payment of dividends are limited by the covenants of our Credit Agreement, and has certain impacts to our senior subordinated convertible contingent debt (the 2010 Convertible Notes). See Note 6 to our Financial Statements for additional discussion of our long-term debt and the impact the payment of dividends may have on these items.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, the S&P 500 Index, and our Standard Industrial Classification (“SIC”) Code Index: Computer Processing and Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2006, in our common stock and in each of the two indexes and that all dividends, if any, were reinvested.

	As of December 31,
	2006	2007	2008	2009	2010	2011
CSG Systems International, Inc.	$100.00	$55.07	$65.36	$71.42	$70.86	$55.03
Russell 2000 Index	100.00	98.43	65.18	82.89	105.14	100.75
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
Data Preparation & Processing Services	100.00	101.32	79.05	97.69	111.84	118.74

CSG is now utilizing the Russell 2000 Index rather than the S&P 500 Index as its benchmark to more accurately compare itself to companies whose equity securities are of a comparable market capitalization.

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	72,533	$21.31	8,404,508
Equity compensation plan not approved by security holders	30,517	22.46	—

Total	103,050	$21.65	8,404,508

Of the total number of securities remaining available for future issuance, 7,681,170 shares can be used for various types of stock-based awards, as specified in the individual plans, with the remaining 723,338 shares to be used for our employee stock purchase plan. See Note 13 to our Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2011 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1—October 31	173,354	$13.21	171,789	3,454,096
November 1—November 30	1,218	14.17	—	3,454,096
December 1—December 31	12,223	14.49	—	3,454,096

Total	186,795	$13.30	171,789

(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 6.	Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2011(1)	2010(1)	2009	2008	2007
	(in thousands, except per share amounts)
Statements of Income Data:
Revenues(2):
Processing and related services	$524,666	$497,775	$464,970	$439,975	$382,070
Software, maintenance and services	210,065	51,604	35,747	32,082	37,191

Total revenues	734,731	549,379	500,717	472,057	419,261

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services(3)	244,776	258,638	249,335	226,343	193,135
Software, maintenance and services	120,874	31,166	26,344	19,007	24,674

Total cost of revenues	365,650	289,804	275,679	245,350	217,809
Other operating expenses:
Research and development	111,142	78,050	70,113	67,278	58,342
Selling, general and administrative(1)	128,346	82,586	59,510	53,857	45,743
Depreciation(3)	25,435	22,428	20,069	16,194	12,900
Restructuring charges(1)(8)	7,873	2,169	599	79	630

Total operating expenses	638,446	475,037	425,970	382,758	335,424

Operating income(2)	96,285	74,342	74,747	89,299	83,837

Other income (expense):
Interest expense(1)(4)(5)	(17,026)	(6,976)	(5,660)	(7,132)	(6,797)
Amortization of original issue discount	(5,206)	(6,893)	(8,382)	(9,767)	(9,198)
Interest and investment income, net(6)	764	754	1,194	4,998	16,529
Gain (loss) on repurchase of convertible debt securities(5)	—	(12,714)	1,468	3,351	—
Loss on foreign currency transactions(1)	—	(14,023)	—	—	—
Other, net	1,155	(817)	2	15	221

Total other	(20,313)	(40,669)	(11,378)	(8,535)	755

Income from continuing operations before income taxes	75,972	33,673	63,369	80,764	84,592
Income tax provision	(33,690)	(11,244)	(21,507)	(27,514)	(29,942)

Income from continuing operations	42,282	22,429	41,862	53,250	54,650

Discontinued operations(6):
Income from discontinued operations	—	—	—	—	547
Income tax benefit	—	—	1,471	323	61

Discontinued operations, net of tax	—	—	1,471	323	608

Net income	$42,282	$22,429	$43,333	$53,573	$55,258

Diluted net income per common share:
Income from continuing operations	$1.28	$0.67	$1.22	$1.53	$1.33
Discontinued operations, net of tax	—	—	0.04	0.01	0.01

Net income	$1.28	$0.67	$1.26	$1.54	$1.34

Weighted-average diluted shares outstanding:
Common stock	32,833	32,822	33,352	33,240	39,743
Participating restricted stock	189	543	1,097	1,602	1,334

Total	33,022	33,365	34,449	34,842	41,077

Other Data (at Period End):
Number of ACP clients’ customers processed	48,837	48,913	48,645	45,312	45,104

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments	$158,830	$215,550	$198,377	$141,217	$132,832
Working capital(1)	212,575	171,085	224,281	184,675	180,983
Goodwill(1)	220,013	209,164	107,052	103,971	60,745
Total assets(1)	814,897	879,698	561,714	484,771	412,128
Total debt(1)(4)(5)	309,744	374,687	157,447	175,788	191,892
Total treasury stock(7)	714,893	704,963	675,623	671,841	667,858
Total stockholders’ equity	274,714	237,078	212,110	164,687	105,708

Cash Flow Data:
Cash flows from operating activities(9)	$60,959	$121,309	$153,059	$114,647	$115,379

(1)	On November 30, 2010, we completed the Intec Acquisition, and as a result, one month of Intec’s operations are included in our 2010 results and a full twelve months of Intec’s operations are included in our 2011 results. See Note 3 to our Financial Statements and MD&A for a discussion of the Intec Acquisition and its impact on our Financial Statements as of and for the year ended December 31, 2010 and 2011. The overall cost of the acquisition was approximately $400 million, which includes the purchase price of approximately $364 million, (or approximately $255 million, net of cash acquired of $109 million) acquisition-related expenses of $26.2 million, and debt issuance costs of $10.2 million. The $26.2 million of acquisition-related charges consist of: (i) $10.2 million of investment banking, legal, accounting and other professionals services, and are reflected in selling, general and administrative costs; (ii) $2.0 million of restructuring charges related primarily to changes in senior management of Intec after the closing of the transaction; and (iii) $14.0 million of non-operating losses related primarily to foreign currency financial instrument transactions, which are reflected in other income (expense). We financed the Intec Acquisition by borrowing against the Credit Agreement, which consists of a $200 million, five-year term loan and a $100 million, five-year revolving loan facility, with the remaining purchase price satisfied by using our existing cash. As of December 31, 2010, we had outstanding the entire $200 million term loan and $35 million of the revolving loan facility, and as of December 31, 2011, we had outstanding $190 million of the term loan and zero of the revolving loan facility. See Note 6 to our Financial Statements for additional discussion of our Credit Agreement.
(2)	During 2010, 2008, and 2007 we acquired several businesses as part of our growth and diversification strategy which resulted in top line revenue growth for 2011, 2010, 2009, 2008, and 2007 of 33.7%, 9.7%, 6.1%, 12.6% and 9.4%, respectively, of which almost entirely all of the 2011 growth rate, 37% of the 2010 growth rate, 57% of the 2009 growth rate, 75% of the 2008 growth rate, and 45% of the 2007 growth rate can be attributed to these acquired entities, with the remaining growth in each year attributed to organic growth factors. These acquired businesses have historically operated at a lower operating margin percentage than our legacy business, thus, have had a slightly dilutive impact to our operating income margin percentage. Refer to the Business Section for additional discussion regarding these acquisitions.
(3)	In the first quarter of 2009, we began to transition our outsourced data center processing services from First Data Corporation to Infocrossing. As a result, during 2010 and 2009, we incurred $20.5 million and $15.5 million of expense, respectively, related to these efforts, of which $18.3 million and $13.6 million, respectively, are included in cost of processing and related services and $2.2 million and $1.9 million, respectively, are included in depreciation in our Statements of Income. See the Data Center Transition section included in MD&A for additional discussion of this matter.
(4)	In March 2010, we completed an offering of $150 million of 3.0% senior subordinated convertible notes due March 1, 2017 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used the proceeds, along with available cash, cash equivalents and short-term investments to: (i) repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for $125.0 million (see Note 5 below); and (ii) repurchase 1.5 million shares of our common stock for $29.3 million under our existing Stock Repurchase Program (see Note 7 below). See Note 6 to our Financial Statements for additional discussion of our long-term debt.
(5)	In 2010, 2009, and 2008, we repurchased $145.2 million (par value), $30.0 million (par value) and $29.7 million (par value) of our 2004 Convertible Debt Securities for $151.0 million, $26.7 million, and $22.4 million, respectively, and recognized a gain (loss) on the repurchases of $(12.7) million, $1.5 million, and $3.4 million, respectively. In June 2011, holders of $24.1 million par value of our 2004 Convertible Debt Securities exercised their put option and we paid the par value and accrued interest to extinguish the securities. In June 2011, we exercised our option to call the remaining $1.0 million par value of our 2004 Convertible Debt Securities, and extinguished the debt in July 2011.
(6)	We sold our GSS business in 2005, and any subsequent activity related to the GSS business is reflected as discontinued operations for all periods presented in our Consolidated Statements of Income. We received approximately $233 million in net cash proceeds from the sale of this business, which is the primary reason for the higher interest and investment income in 2007.
(7)	In August 1999, our Board of Directors approved our Stock Repurchase Program which authorized us to purchase shares of our common stock from time-to-time as business conditions warrant. During 2011, 2010, 2009, 2008, and 2007, we repurchased 0.8 million, 1.5 million, 0.3 million, 0.3 million, and 13.2 million shares, respectively, for $9.9 million, $29.3 million, $3.8 million, $4.0 million, and $307.6 million, respectively. As of December 31, 2011, 3.5 million shares of the 35.0 million shares authorized under the Stock Repurchase Program remain available for repurchase. See Note 12 to our Financial Statements for additional discussion of the Stock Repurchase Program.
(8)	During 2011, we implemented various cost reduction and efficiency initiatives, which included a workforce reduction to better align and allocate our resources and a consolidation of our print facilities from four to three locations. These initiatives resulted in restructuring charges for 2011 of $7.9 million. See Note 8 to our Financial Statements for additional discussion of these restructuring activities.
(9)	Our cash flows from operating activities for 2011 were negatively impacted by the following items: (i) the change in the monthly invoice timing for DISH, which had a negative $20 million impact, further discussed in the Significant Clients section of MD&A; (ii) the payment of approximately $8 million of Intec Acquisition-related expenses, that were accrued as of December 31, 2010; (iii) the $6 million payment of deferred income tax liabilities associated with the 2004 Convertible Debt Securities that became payable as a result of the debt being retired; and (iv) changes in working capital items, to include a year-over-year increase in accounts receivable and decrease in employee compensation payable, discussed in further detail in the Liquidity section of MD&A.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MD&A Basis of Discussion

Our Consolidated Statements of Income (“Income Statements” or “Income Statement”) for the years ended December 31, 2011 and 2010 reflects the results of operations for Intec for the periods from January 1, 2011 through December 31, 2011, and December 1, 2010 through December 31, 2010, respectively. As a result, amounts presented for prior years may not be comparable to the 2011 and 2010 amounts. Such comparable differences have been described below where relevant or significant.

Management Overview

Results of Operations. A summary of our results of operations for 2011 and 2010, and other key performance metrics are as follows (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2011	2010
Revenues	$734,731	$549,379
ACP customer accounts (end of period)	48,837	48,913
Operating results:
Operating income	$96,285	$74,342
Operating income margin	13.1%	13.5%
Diluted earnings per share (“EPS”)	$1.28	$0.67
Supplemental data:
Data center transition expenses	$—	$20,480
Intec Acquisition-related charges:
Operating acquisition-related expenses	—	12,242
Non-operating loss on foreign currency transactions	—	14,023
Restructuring(1)	7,873	—
Stock-based compensation	12,152	12,338
Amortization of acquired intangible assets	22,721	6,206
Amortization of OID	5,206	6,893
Loss on repurchase of convertible debt securities	—	12,714

(1)	Restructuring charges for 2010 primarily consist of approximately $2 million related to changes in senior management of Intec after the closing of the Intec Acquisition. These costs are included within the Intec operating acquisition-related expenses, rather than on the restructuring line item.

Revenues. Our revenues for 2011 were $734.7 million, an increase of 34% when compared to $549.4 million for 2010. The increase in total revenues are almost entirely attributed to the additional revenues generated as a result of the Intec Acquisition.

Operating Results. Operating income for 2011 was $96.3 million, or a 13.1% operating income margin percentage, compared to $74.3 million, or a 13.5% operating income margin percentage, for 2010. The changes to our operating income and operating income margin percentage between years were impacted primarily by the following items:

•	We completed our data center transition efforts during 2010. As a result, data center transition expenses reduced operating income by $20.5 million in 2010, with no such expenses in 2011.

•	We incurred $12.2 million of Intec Acquisition-related costs as part of the closing of the transaction in the fourth quarter of 2010, with no such expenses in 2011.

•	We incurred $7.9 million of restructuring charges during 2011 related to several efficiency and cost savings initiatives undertaken during the year.

•	We incurred $17.4 million of additional amortization of acquired intangible assets related to the Intec Acquisition in 2011, as a result of the Intec Acquisition closing in the fourth quarter of 2010.

Diluted EPS. Diluted EPS for 2011 was $1.28 per diluted share, which compares to $0.67 per diluted share for 2010. Diluted EPS for 2011, when compared to diluted EPS for 2010, was impacted by the following items:

•	$17.4 million of additional amortization of acquired intangible assets related to the Intec Acquisition, which negatively impacted diluted EPS by $0.29 per diluted share;

•	restructuring charges of $7.9 million incurred in 2011, which negatively impacted diluted EPS by $0.13 per diluted share; and

•	an effective income tax rate of 44% for 2011, compared to 33% for 2010.

Additionally, diluted EPS for 2010 was impacted by the following items, for which there were no comparable amounts in 2011:

•

Intec Acquisition-related charges of $26.2 million incurred during 2010 (which includes $12.2 million of operating expenses, of which $2.0 million related to restructuring, and $14.0 million of losses related to foreign currency transactions), which negatively impacted diluted EPS by $0.52 per diluted share;

•	data center transition expenses of $20.5 million, which negatively impacted diluted EPS by $0.40 per diluted share; and

•	the $12.7 million loss on the repurchase of our 2004 Convertible Debt Securities, which negatively impacted diluted EPS by $0.25 per diluted share.

Balance Sheet and Cash Flows. As of December 31, 2011, we had cash, cash equivalents, and short-term investments of $158.8 million, as compared to $215.6 million as of December 31, 2010. The year-over-year decrease can be primarily attributed to the following payments made during 2011: (i) approximately $70 million of debt payments, (ii) $22.2 million of capital expenditures, and (iii) $10 million of common stock repurchases made under our authorized stock repurchase program. Cash flows from operating activities for 2011 were $61.0 million, compared to $121.3 million for 2010, with the decrease between years due to several unusual items impacting our working capital items during 2011, as discussed in further detail in the Liquidity section.

Significant Client Relationships

Comcast. Comcast continues to be our largest client. Between 2011 and 2010, our revenues from Comcast grew over five percent to $138 million, from $131 million, and represented approximately 19% and 24% of our total revenues in 2011 and 2010, respectively, with the decrease in these percentages between years driven by our larger revenue base in 2011. During 2012, Comcast is expected to consolidate one of their markets, which is currently split in its use of customer care and billing systems between us and a competitor, onto the competitor’s solution. As a result, Comcast is expected to deconvert approximately 800,000 customer accounts from our solution onto the competitor’s solution. This deconversion is expected to be completed in the second quarter, and is expected to reduce our revenues from Comcast for this matter by approximately $5 million for 2012.

Our processing agreement with Comcast, which runs through December 31, 2012, contains certain financial commitments associated with the number of Comcast customer accounts that are processed on our solutions. We are currently engaged in discussions with Comcast regarding contract renewal terms. Although we believe our operating relationship with Comcast is good, there can be no assurances around the timing and/or the terms of any renewal arrangement at this time. The Comcast processing agreement and related material amendments, with confidential information redacted, are included in the exhibits to our periodic filings with the SEC.

DISH. DISH is our second largest client. For 2011 and 2010, revenues from DISH were $92 million and $98 million, respectively, representing approximately 13% and 18% of our total revenues.

On January 15, 2011, we entered into a contract extension with DISH to extend our relationship for processing and related services, and for print and mail services, through December 31, 2017. As a result of this new agreement, in February 2011 we began invoicing DISH for processing and related services on a per-customer-account basis, to include volume-based tiered pricing, rather than a monthly fixed fee. The annual fees that we generate under the new agreement decreased in exchange for the extended term of the contract and DISH’s migration to our ACP platform, which is expected to be completed during 2012. At the time of the renewal in the first quarter of 2011, we anticipated the decrease in 2011 revenues from DISH related to the renewal terms would be in the 10% to 15% range. However, we provided additional products and services to DISH such that the actual decrease in the revenues generated from DISH during 2011 was approximately 5%.

Additionally, the terms of the previous DISH agreement required certain advance deposits and allowed for invoicing of monthly fees in advance of such services. Upon execution of the new agreement, DISH was allowed to apply certain of those advance payments to its first quarter 2011 invoices and the invoicing of monthly services reverted back to our normal practice of invoicing one month in arrears. As a result, our 2011 cash flows from operating activities were negatively impacted by approximately $20 million as the advance payments and invoicing terms were brought in-line with the new agreement.

The DISH agreement and related material amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Time Warner. Time Warner is our third largest client. For 2011 and 2010, revenues from Time Warner were $74 million and $65 million, respectively, representing approximately 10% and 12% of our total revenues. Our processing agreement with Time Warner runs through March 31, 2013. The Time Warner processing agreement contains provisions establishing annual minimum customer account levels that have to be processed on our solutions, which we expect Time Warner to exceed based on the number of Time Warner customers currently on our solutions. The Time Warner processing agreement and related material amendments, with confidential information redacted, are included in the exhibits to our periodic filings with the SEC.

Charter. Charter is our fourth largest client. For 2011, revenues from Charter were less than 10% of our total revenues. For 2010, revenues from Charter were $55 million, representing approximately 10% of our total revenues. Our processing agreement with Charter runs through December 31, 2014, and contains minimum financial commitments over the life of the agreement.

Data Center Transition

In December 2008, we entered into an agreement with Infocrossing LLC (“Infocrossing”), a Wipro Limited company, to transition our data center computing environment used for the delivery of our outsourced ACP customer care and billing services and related solutions from FDC to Infocrossing. The term of the Infocrossing agreement runs through May 2015. We changed data center providers to partner with a global provider that focuses on data center operations in greater scale, and as their core business focus. This allowed us to further improve the delivery of our solutions while benefiting from an improved cost structure.

We began our transition efforts to the new Infocrossing data center in the first quarter of 2009, and migrated various computer systems and communication networks to the new data center using a multi-year, phased approach. We finished our transition efforts to the Infocrossing data center during the third quarter of 2010, and thus, incurred no such expenses during 2011.

We tracked the expenses attributable to our decision to change data center service providers separately, as these expenses were not considered reflective of our recurring core business operating results. These costs related primarily to our efforts to set-up, replicate, transition, and operate the computing environment at Infocrossing, while maintaining and operating the computing environment at the FDC data center.

During 2010 and 2009, we incurred the following expenses related to our data center transition efforts that are included in the following captions in our Income Statement (in thousands, except per share amounts):

	2010	2009
Cost of processing and related services	$18,272	$13,570
Depreciation	2,208	1,916

Total data center transition expenses	$20,480	$15,486

Estimated per diluted share impact(1)	$0.40	$0.29

(1)	This represents the estimated after-tax impact to net income on a per diluted share basis using an assumed effective income tax rate of approximately 35% and 34%, respectively, for the years ended December 31, 2010 and 2009.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in our Income Statement (in thousands):

	2011	2010	2009
Cost of processing and related services	$2,588	$3,137	$3,650
Cost of software, maintenance and services	622	791	907
Research and development	1,637	1,639	1,635
Selling, general and administrative	7,305	6,771	6,440

Total stock-based compensation expense	$12,152	$12,338	$12,632

See Notes 2 and 13 to our Financial Statements for additional discussion of our stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in our Income Statement (in thousands):

	2011	2010	2009
Cost of processing and related services	$3,303	$2,706	$4,067
Cost of software, maintenance and services	19,413	3,416	1,923
Selling, general and administrative	5	84	114

Total amortization of acquired intangible assets	$22,721	$6,206	$6,104

See Note 5 to our Financial Statements for additional discussion of our amortization of acquired intangible assets.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations. These critical accounting policies were determined by considering our accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; and (v) business combinations and asset purchases. These critical accounting policies, as well as our other significant accounting policies, are disclosed in the notes to our Financial Statements.

Revenue Recognition. The revenue recognition policy that involves the most complex or subjective decisions or assessments that may have a material impact on our business’ operations relates to the accounting for software license arrangements.

Our software, maintenance and services revenue relates primarily to: (i) software license sales; (ii) professional services to implement the software; and (iii) software maintenance services, to support the software once it has been implemented.

The accounting for software license arrangements, especially when software is sold in a multiple-element arrangement, can be complex and may require considerable judgment. Key factors considered in accounting for software license and related services include the following criteria: (i) the identification of the separate elements of the arrangement; (ii) the determination of whether any undelivered elements are essential to the functionality of the delivered elements; (iii) the assessment of whether the software, if hosted, should be accounted for as a services arrangement and thus outside the scope of the software revenue recognition literature; (iv) the determination of vendor specific objective evidence (“VSOE”) of fair value for the undelivered element(s) of the arrangement; (v) the assessment of whether the software license fees are fixed or determinable; (vi) the determination as to whether the fees are considered collectible; and (vii) the assessment of whether services included in the arrangement represent significant production, customization or modification of the software. The evaluation of these factors, and the ultimate revenue recognition decision, requires significant judgments to be made by us. The judgments made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized. In addition, because software licenses typically have little or no direct, incremental costs related to the recognition of the revenue, these judgments could also have a significant effect on our results of operations.

We acquired Intec on November 30, 2010. During 2011, we obtained a significant portion of our software license, professional services and software maintenance revenues from the acquired Intec software products.

The initial sale of the Intec software products generally requires significant production, modification or customization and thus falls under the guidelines of contract accounting. In these software license arrangements, the elements of the arrangements are typically a software license, professional services, and software maintenance. When we have VSOE of fair value for the software maintenance, which we generally do, we allocate a portion of the total arrangement fee to the software maintenance element based on its VSOE of fair value, and the balance of the arrangement fee is subject to contract accounting using the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, software license and professional services revenues are typically recognized as the professional services related to the software implementation project are performed. We are using hours performed on the project as the measure to determine the percentage of the work completed.

In certain instances, we sell software license volume upgrades, which provide our clients the right to use our software to process higher transaction volume levels. In these instances, if: (i) software maintenance is the only undelivered element of the software arrangement; (ii) we have VSOE of fair value for the software maintenance related to the volume upgrade; and (iii) we meet the other revenue recognition criteria, we recognize the software license revenue on the effective date of the volume upgrade.

A portion of our professional services revenues do not include an element of software delivery (e.g., business consulting services, etc.), and thus, do not fall within the scope of specific authoritative accounting literature for software arrangements. In these cases, revenues from fixed-price, professional service contracts are recognized using a method consistent with the proportional performance method, which is relatively consistent with our POC methodology. Under a proportional performance model, revenue is recognized by allocating revenue between reporting periods based on relative service provided in each reporting period, and costs are generally recognized as incurred. We utilize an input-based approach (i.e., hours worked) for purposes of measuring performance on these types of contracts. Our input measure is considered a reasonable surrogate for an output measure. In instances when the work performed on fixed price agreements is of relatively short duration, or if we are unable to make reasonably dependable estimates at the outset of the arrangement, we use the completed contract method of accounting whereby revenue is recognized when the work is completed.

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

Software maintenance revenues are recognized ratably over the software maintenance service period. Our software maintenance consists primarily of client and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements. If specified upgrades or enhancements are offered in an arrangement, which is rare, they are accounted for as a separate element of the software arrangement.

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

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) the economic condition of the industry in which the client conducts the majority of its business; and (iv) a deterioration in a client’s financial condition, evidenced by weak financial position and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. Our credit risk is heightened due to our concentration of clients within the global communications industry, and the fact that a large percentage of our outstanding accounts receivable are further concentrated with our largest clients. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change significantly, an adjustment to the provision for doubtful account receivables may be necessary. Because of the overall significance of our gross billed account receivables balance ($182.2 million as of December 31, 2011); such an adjustment could be material.

Impairment Assessments of Goodwill and Other Long-Lived Assets.

Goodwill. Goodwill is required to be tested for impairment on an annual basis. We have elected to do our annual test for possible impairment as of July 31 of each year. In addition to this annual requirement, goodwill is required to be evaluated for possible impairment on a periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate a possible impairment may have occurred. Goodwill is considered impaired if the carrying value of the reporting unit, which includes the goodwill, is greater than the estimated fair value of the reporting unit. If it is determined that an impairment has occurred, an impairment loss (equal to the excess of the carrying value of the goodwill over its estimated fair value) is recorded.

As of July 31, 2011, we had goodwill of approximately $202.8 million, which was assigned to a single reporting unit. Since we had only a single reporting unit, we used our public market capitalization as our primary means to estimate the fair value for that single reporting unit. Since our market capitalization exceeded the carrying value of our single reporting unit by a significant margin, we concluded there was no impairment of goodwill.

We believe that our approach for testing our goodwill for impairment was appropriate. However, if we experience a significant drop in our market capitalization due to company performance, and/or broader market conditions, it may result in an impairment loss. If a goodwill impairment was to be recorded in the future, it would likely materially impact our results of operations in the period such impairment is recognized, but such an impairment charge would be a non-cash expense, and therefore would have no impact on our cash flows, or on the financial position of our company.

Other Long-lived Assets. Long-lived assets other than goodwill, which for us relates primarily to property and equipment, software, and client contracts, are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. A long-lived asset (or group of long-lived assets) is impaired if estimated future undiscounted cash flows associated with that asset, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of estimated future cash flows and, if required, the determination of the fair value of a long-lived asset, are by their nature, highly subjective judgments. Changes to one or more of the assumptions utilized in such an analysis could materially affect our impairment conclusions for long-lived assets.

Income Taxes. We are required to estimate our income tax liability in each jurisdiction in which we operate, which includes the U.S. (including both Federal and state income taxes) and numerous foreign countries. The criticality of our accounting policies related to income taxes, and the related estimates and judgments utilized in applying those policies, increased as we expanded our operations on a more global basis as a result of the Intec Acquisition.

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

For larger and/or more complex acquisitions, we utilize the services of an appraiser or valuation expert to assist us in the assignment of value to individual assets and liabilities. The assumptions we use in the appraisal or valuation process are forward-looking, and thus are subject to significant judgments and interpretations by us. Because individual assets and liabilities may be: (i) amortized over their estimated useful life (e.g., acquired software); (ii) not amortized at all (e.g., goodwill); and (iii) re-measured to fair value at a future reporting date until the acquisition accounting is finalized and/or a contingency is resolved (e.g., contingent consideration, preliminary measurements of assets or liabilities, etc.), the assigned values could have a material impact on our results of operations in current and future periods.

Detailed Discussion of Results of Operations

Total Revenues. Total revenues for: (i) 2011 increased 34% to $734.7 million, from $549.4 million for 2010; and (ii) 2010 increased 10% to $549.4 million, from $500.7 million for 2009. The 34% year-over-year increase between 2011 and 2010 can be almost entirely attributed to the impact of the Intec Acquisition. Of the 10%

year-over-year increase between 2010 and 2009, approximately 6 percentage points can be attributed to the organic growth experienced from our historical operations and approximately 4 percentage points can be attributed to the one month impact of the Intec Acquisition.

The components of total revenues are discussed in more detail below.

Processing and Related Services Revenues. Processing and related services revenues for: (i) 2011 increased 5% to $524.7 million, from $497.8 million for 2010; and (ii) 2010 increased 7% to $497.8 million, from $465.0 million for 2009.

•	Approximately 85% of the increase in processing and related services revenues between 2011 and 2010 can be attributed to the inclusion of Intec’s managed services revenues.

•

The increase in processing and related services revenues between 2010 and 2009 can almost entirely be attributed to organic growth resulting from the continued adoption and use of our solutions, and conversions of customer accounts onto our solutions during the second half of 2009 from Charter and Time Warner.

Additional information related to processing revenues is as follows:

•

Processing and related services revenues for 2011 includes an eleven-month impact of the DISH contract extension, which reflects the lower annual fees, discussed earlier the in Significant Client Relationships section.

•	Total customer accounts on our outsourced processing solutions as of December 31, 2011, 2010, and 2009, were 48.8 million, 48.9 million, and 48.6 million, respectively.

•	Amortization of the client contracts intangible asset (reflected as a reduction of processing revenues) for 2011, 2010, and 2009, was $7.5 million, $6.7 million, and $4.5 million, respectively.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for: (i) 2011 increased to $210.1 million, from $51.6 million for 2010; and (ii) 2010 increased to $51.6 million, from $35.7 million for 2009. These increases are attributed to the additional revenues generated as a result of the Intec Acquisition.

Total Operating Expenses. Our operating expenses for: (i) 2011 increased 34% to $638.4 million, from $475.0 million; and (ii) 2010 increased 12% to $475.0 million, from $426.0 million for 2009.

•

The $163.4 million increase in total expenses between 2011 and 2010 can be mainly attributed to the inclusion of the full year impact of the Intec operations, offset to a certain degree by the $20.5 million of costs related to our data center transition efforts and $10.2 million of Intec Acquisition-related costs, incurred in 2010 with no comparable amounts in 2011.

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

•	The remaining balance of the increase relates primarily to the additional operating expenses needed to support the growth in our revenues.

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

The cost of processing and related services for: (i) 2011 decreased 5% to $244.8 million, from $258.6 million for 2010; and (ii) 2010 increased 4% to $258.6 million, from $249.3 million for 2009. Total processing and related services cost of revenues as a percentage of our processing and related services revenues for 2011, 2010, and 2009 were 46.7%, 52.0%, and 53.6%, respectively.

Processing and related services cost, and processing and related services cost as a percentage of our processing and related services revenues, were significantly impacted by our data center transition expenses in prior periods, which had the following effect (in thousands, except percentages):

	2011		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Cost of processing and related services revenues, all other	$244,776	46.7%	$240,366	48.3%	$235,765	50.7%
Data center transition expenses (exclusive of depreciation)	—	—	18,272	3.7%	13,570	2.9%

Cost of processing and related services revenues	$244,776	46.7%	$258,638	52.0%	$249,335	53.6%

Absent the impact of the data center transition expenses, processing and related services cost of revenues as a percentage of our processing and related services revenues would have decreased 1.6 percentage points between 2011 and 2010 and 2.4 percentage points between 2010 and 2009. These decreases are reflective of the scale benefits we have been able to achieve from the increased number of customer accounts on our systems, as a result of the customer accounts we converted onto our solutions during the second half of 2009, and is also due to the operational and financial benefits that we began to experience beginning in the second quarter of 2010, following the substantial completion of our migration efforts to the new data center location and beginning in the third quarter of 2011 following the consolidation of our print facilities.

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

The cost of software, maintenance and services for: (i) 2011 increased to $120.9 million, from $31.2 million for 2010; and (ii) 2010 increased to $31.2 million, from $26.3 million for 2009. These increases can be entirely attributed to the Intec Acquisition, and includes the amortization expense related to the acquired Intec intangible assets, which had the following impact on the cost of software, maintenance and services (in thousands, except percentages):

	2011		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Cost of software, maintenance and services revenues, all other	$102,877	49.0%	$29,700	57.6%	$26,344	73.7%
Amortization expense related to acquired Intec intangible assets	17,997	8.5%	1,466	2.8	—	—

Cost of software, maintenance and services revenues	$120,874	57.5%	$31,166	60.4%	$26,344	73.7%

The increase between years can be entirely attributed to the full year and one-month impact of Intec operations under our ownership in 2011 and 2010, respectively. For 2010, the one month of Intec operations contributed approximately $8 million of expense. Excluding the Intec amounts in both years, cost of software maintenance and services for 2011 and 2010 would have decreased between years as a result of a reallocation of personnel and related costs assigned internally to software maintenance and consulting projects to other projects.

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for 2011, 2010, and 2009 were 57.5%, 60.4%, and 73.7% respectively. As a result of the Intec Acquisition, our revenues from software and professional services have increased and become a larger percentage of our total revenues. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software, maintenance and services as a percentage of our software, maintenance and services revenues will likely occur between periods.

R&D Expense (Exclusive of Depreciation). R&D expense for: (i) 2011 increased 42% to $111.1 million, from $78.1 million for 2010; and (ii) 2010 increased 11% to $78.1 million, from $70.1 million for 2009.

•	The increase in R&D expense between 2011 and 2010 was almost entirely attributed to the addition of Intec R&D activities.

•

The increase in R&D expense between 2010 and 2009 was the result of: (i) an increase in personnel and related costs on R&D projects, as more employees were redirected to R&D efforts during 2010, reflective of our increased focus on product development and enhancement efforts; and (ii) one month of Intec development efforts being included in our 2010 amounts.

We did not capitalize any software development costs related to our client solutions in 2011, 2010, or 2009.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while turning transactions into revenues. This includes the continued investment in our business support solutions aimed at improving a providers’ time-to-market, flexibility, scalability, and total cost of ownership. These efforts include the integration of the recently acquired Intec products into the CSG solution suite.

As a percentage of total revenues, R&D expense for 2011, 2010, and 2009 was 15.1%, 14.2%, and 14.0%, respectively. We expect that our R&D investment activities in the near-term will be relatively consistent with those of 2011, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative Expense (Exclusive of Depreciation) (“SG&A”). SG&A expense for: (i) 2011 increased 55% to $128.3 million, from $82.6 million; and (ii) 2010 increased 39% to $82.6 million, from $59.5 million for 2009.

•

The increase in SG&A between 2011 and 2010 is primarily the result of the impact of the Intec SG&A functions, offset to a certain degree by the $10.2 million of Intec Acquisition related charges incurred in 2010, with no comparable amounts in 2011.

•

The increase in SG&A between 2010 and 2009 can be attributed to 2010 amounts including $10.2 million of Intec Acquisition-related charges and one month of Intec operations’ SG&A expense. The remainder of the year-over-year increase reflects our increased sales and marketing efforts to expand into other vertical markets.

As a percentage of total revenues, SG&A expense for 2011, 2010, and 2009 was 17.5%, 15.0%, of which 1.9% relates to the Intec Acquisition-related charges, and 11.9%, respectively. As anticipated, our SG&A costs as a percentage of our revenues increased in 2011 as a result of the Intec Acquisition. As is typical with many global software companies, Intec’s SG&A expenses as a percentage of total revenues are greater than CSG’s historical levels as a domestic outsourced processing company.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for 2011, 2010, and 2009 was $25.4 million, $22.4 million, and $20.1 million, respectively. Included in the 2010 and 2009 amounts are $2.2 million and $1.9 million, respectively, of depreciation expense related to our data center transition efforts, discussed earlier. The sequential increases in depreciation expense is reflective of the increased capital expenditures we have made over the last several years (mainly related to statement production equipment, to include our investments in new color print technologies and faster print equipment, and computer hardware, software, and related equipment for our service offerings) and the acquired property and equipment from our acquisition activities.

Restructuring Charges. In 2011, we implemented various cost reduction and efficiency initiatives that resulted in restructuring charges of $7.9 million. These initiatives included reducing our workforce across many functions and geographies and the consolidation of our print facilities from four to three locations. We completed these initiatives in order to better align and allocate our resources as we continue to evolve and invest in those areas where we have identified growth opportunities. As a result, the cost savings from these restructuring initiatives will be reinvested back into our business in 2012. See Note 8 to our Financial Statements for additional information regarding these restructuring initiatives.

Operating Income. Operating income and operating income margin for: (i) 2011 was $96.3 million, or 13.1% of total revenues, compared to $74.3 million, or 13.5% of total revenues; and (ii) 2010 was $74.3 million, or 13.5% of total revenues, compared to $74.7 million, or 14.9% of total revenues for 2009. Operating income and operating income margin in prior years were significantly impacted by the data center transition expenses and Intec Acquisition-related charges, which had the following effect on our operating income and operating income margins (in thousands, except percentages):

	2011		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Operating income, all other	$96,285	13.1%	$107,064	19.5%	$90,233	18.0%
Data center transition expenses	—	—	20,480	3.7%	15,486	3.1%
Intec Acquisition-related charges(1)	—	—	12,242	2.2%	—	—

Operating income	$96,285	13.1%	$74,342	13.5%	$74,747	14.9%

(1)	The Intec Acquisition-related charges include $10.2 million of costs related primarily to investment banking, legal, accounting, and other professional services and $2.0 million of restructuring costs related to the Intec Acquisition.

Absent the impact of the data center transition expenses and the Intec Acquisition costs, operating income margin decreased by 6.4 percentage points between 2011 and 2010 and increased by 1.5 percentage points between 2010 and 2009.

•

This decrease between 2011 and 2010 reflects: (i) the impact of the lower margin profile of our expanded software and services business from the Intec Acquisition (to include approximately $17 million of additional acquired Intec intangible asset amortization); and (ii) the lower revenue impact of the seven-year contract extension with DISH.

•

The increase between 2010 and 2009 is the result of: (i) strong revenue growth; (ii) the scale benefits that we were able to achieve from the increased number of customer accounts on our systems; and (iii) the operational and financial benefits that we began to experience following our migration efforts to the new data center location.

At this time, we expect our operating margin for 2012 will decrease slightly to an approximate 12% range. This anticipated margin decrease is driven in large part by our expected increase in expenses in 2012, due to our continued commitment to invest in the longer-term opportunities we see for our business.

Interest Expense and Amortization of Original Issue Discount (“OID”). Our interest expense relates primarily to our 2004 Convertible Debt Securities, our 2010 Convertible Notes, and our Credit Agreement. See Note 6 to our Financial Statements for additional discussion of our long-term debt, to include the non-cash interest expense related to the amortization of the convertible debt OID.

Interest expense for: (i) 2011 increased to $17.0 million, compared to $7.0 million for 2010; and (ii) 2010 increased to $7.0 million, from $5.7 million for 2009. These increases in both periods are due to the interest expense related to the Credit Agreement, which was entered into during the fourth quarter of 2010 in conjunction with the Intec Acquisition.

Gain (Loss) on Repurchase of Convertible Debt Securities. During 2010, we repurchased $145.2 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $151.0 million. As a result of this transaction, we recognized a non-cash loss on the repurchase of $12.7 million (pretax impact). During 2009, we repurchased $30.0 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $26.7 million and recognized a non-cash gain of $1.5 million (pretax impact). The 2004 Convertible Debt Securities were fully retired in July 2011.

Loss on Foreign Currency Transactions. During 2010, we recorded net expense of $14.0 million related to financial instrument transactions and the foreign currency impact of intercompany notes established to structure the Intec Acquisition, discussed earlier in the Intec Acquisition section.

Income Tax Provision. Our effective income tax rates for 2011, 2010, and 2009 were as follows:

2011(1)	2010(2)	2009
44%	33%	34%

(1)	Our 2011 effective income tax rate was higher than our historical levels of at or below the statutory U.S. Federal income tax rate as a result of losses in certain foreign tax jurisdictions for the year. Under current accounting rules, we cannot take a tax benefit for those losses at this time, as we cannot carry the losses back to earlier tax periods or cannot assume the losses will be able to be netted against future taxable income, which has the effect of increasing our effective income tax rate for the year.
(2)	During 2010, we had two unusual income tax matters impact our effective income tax rate. These two matters essentially offset each other such that the net impact left the overall effective income tax rate for 2010 relatively in-line with the 2009 rate. These matters were as follows:

•	The Internal Revenue Service (“IRS”) completed their examination of our 2006, 2007, and 2008 Federal income tax returns in the second quarter of 2010. Under current accounting rules, we were

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

Going forward into 2012, we expect that our effective income tax rate will increase from the current year due to an anticipated increase in losses in certain foreign tax jurisdictions that we cannot benefit from at this time, and the uncertainty around the Congressional approval of the U.S. research and experimentation credits by the end of 2012. In addition, as we work to implement our longer term global tax planning strategy, we may continue to experience volatility in our quarterly effective income tax rate.

Liquidity

Cash and Liquidity. As of December 31, 2011, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $158.8 million, compared to $215.6 million as of December 31, 2010. The $56.8 million year-over-year decrease can be primarily attributed to the following payments made during 2011: (i) approximately $70 million of debt payments; (ii) $22.2 million of capital expenditures; and (iii) $10 million of common stock repurchases made under our authorized stock repurchase program, with these expenditures offset by cash generated from our operations during the year. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of the Credit Agreement, we have a five-year, $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in December 2015 (See Note 6 to our Financial Statements). As of December 31, 2011, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of December 31, 2011, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31, 2011	December 31, 2010
Americas (principally the U.S.)	$132,535	$153,674
Europe, Middle East and Africa (principally Europe)	21,169	58,595
Asia Pacific	5,126	3,281

Total cash, equivalents and short-term investments	$158,830	$215,550

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of December 31, 2011, we had approximately $5 million of cash restricted as to use to collateralize outstanding letters of credit.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.

Our primary source of cash is from our operating activities. Our current business model consists of a significant amount of recurring revenue sources related to our long-term processing arrangements (mostly billed monthly), and software maintenance agreements (billed monthly, quarterly, or annually). This recurring revenue base provides us with a reliable and predictable source of cash. In addition, software license fees and professional services revenues are sources of cash, but the payment streams for these items are less predictable.

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

Our 2010 and 2011 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities—Totals
Cash Flows from Operating Activities:
2010:
March 31	$27,376	$3,948	$31,324
June 30	25,052	(641)	24,411
September 30	27,305	(8,805)	18,500
December 31	32,529	14,545	47,074

Year-to-date total	$112,262	$9,047	$121,309

2011:
March 31(1)	$39,687	$(41,576)	$(1,889)
June 30(2)	21,753	(21,040)	713
September 30(3)	34,549	(4,239)	30,310
December 31(3)	34,348	(2,523)	31,825

Year-to-date total	$130,337	$(69,378)	$60,959

(1)	The large decrease in operating assets and liabilities for the first quarter of 2011 relates primarily to: (i) the change of the monthly invoice timing for DISH that had a negative $20 million impact, as discussed above; and (ii) the timing of payments for several items specific to the first quarter, including the approximately $8 million of Intec Acquisition-related expenses and the 2010 employee incentive performance bonuses, both of which were accrued expenses as of December 31, 2010.
(2)	As a result of the payment of our 2004 Convertible Debt Securities, discussed in Note 6 to our Financial Statements, $6 million of deferred income tax liabilities associated with the debt became payable and were reclassified to current income taxes payable as of June 30, 2011. Although this was neutral to our overall cash flows from operating activities, it provided a negative impact to our operations portion of cash flows from operating activities and a benefit to our changes in operating assets and liabilities. Additionally, the changes in operating assets and liabilities for the second quarter of 2011 were negatively impacted by the increase in accounts receivable in addition to decreases in deferred revenue and accrued liabilities.
(3)	During the third and fourth quarter of 2011, we paid $4.4 million and $1.6 million, respectively, of the deferred tax liabilities discussed in Note 2 above, thus negatively impacting the changes in operating assets and liabilities in each respective quarter by these amounts.

Our cash flows from operating activities for the year ended December 31, 2011 of $61.0 million was unusually low for us, caused mainly by the $34 million of one-time, nonrecurring items highlighted in Note 1 and 3 in the table above, and fluctuations in year-end working capital items. However, as the table above illustrates, the operations portion of our cash flows from operating activities improved between years. The variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities related to our operations. We expect that we will continue to see some quarter end variability in our operating assets and liabilities in future quarters, however, over longer periods of time, we do not expect this to be a factor in our ability to continue to generate strong cash flows. As a result, we expect that our 2012 cash flows from operating activities to return to more normalized levels.

Significant fluctuations in key operating assets and liabilities between 2011 and 2010 that impacted our cash flows from operating activities are as follows:

Billed Trade Accounts Receivable

Management of our billed accounts receivable is one of the primary factors in maintaining strong quarterly cash flows from operating activities. Our billed trade accounts receivable balance includes significant billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, we evaluate our performance in collecting our accounts receivable through our calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated based on the billings for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period.

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2010:
March 31	$109,456	$(2,289)	$107,167	51
June 30	102,523	(2,130)	100,393	51
September 30	115,674	(2,355)	113,319	50
December 31	156,842	(1,837)	155,005	48
2011:
March 31	150,592	(1,958)	148,634	53
June 30	168,977	(2,541)	166,436	59
September 30	159,748	(2,472)	157,276	61
December 31	182,225	(2,421)	179,804	60

The increase in gross and net accounts receivable in the fourth quarter of 2010 over historical levels is due to the Intec Acquisition. The increase in gross and net billed accounts receivable in the fourth quarter of 2011 can be primarily attributed to the fluctuations in the timing of client payments at quarter-end and to several billing milestones being met towards the end of the quarter. All other changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

As a result of the Intec Acquisition, a greater percentage of our accounts receivable balance beginning with the quarter ended December 31, 2010, relate to clients outside the U.S. As expected, this greater diversity in the geographic composition of our client base is impacting our DBO (when compared to our historical experience prior to the Intec Acquisition) as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions. For example, our ability to bill (i.e., send an invoice) and collect arrangement fees may be dependent upon, among other things: (i) the completion of various client administrative matters, local country billing protocols and processes (including local cultural differences), and/or non-client administrative matters; (ii) us meeting certain contractual invoicing milestones; or (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project.

Trade Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities used $20.1 million of cash flows from operating activities due to decreases in: (i) accrued employee compensation, primarily as a result of lower employee incentive compensation being accrued for as of December 31, 2011 compared to December 31, 2010, as we underperformed to our financial incentive targets for 2011; and (ii) other current liabilities, primarily related to the payment of approximately $8 million of Intec Acquisition-related expenses, which were accrued for as of December 31, 2010.

Deferred Revenue

Total deferred revenue (current and non-current) used $28.5 million of cash flows from operating activities in 2011. This was primarily attributed to the change in monthly invoice timing for DISH, to bring the advance payments and invoicing terms in-line with the terms of their contract renewal, which was executed in January 2011. This change in the DISH invoice timing had a negative ($20) million impact to our cash flows from operating activities.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. However, on November 30, 2010 we acquired Intec, which is included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.

During 2011, 2010, and 2009 we purchased $37.8 million, $64.6 million, and $57.0 million, respectively, and sold or had mature $43.5 million, $81.9 million, and $79.7 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2011	2010	2009
Property and equipment	$22,197	$14,277	$40,313
Client contracts	9,133	4,797	16,423

Our capital expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure items. Additionally, of the $14 million and $40 million spent on property and equipment during 2010 and 2009, approximately $2 million and $16 million, respectively, were related to various network and computing equipment related to our data center transition efforts.

Our investments in client contracts for 2011, 2010, and 2009 relate primarily to: (i) cash incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term processing or managed services arrangements where we are required to defer conversion/set-up services fees and recognize those fees as the related processing services are performed. For 2011, 2010, and 2009 our: (i) investments in client contracts related to cash incentives were $1.7 million, $2.4 million, and $11.5 million, respectively; and (ii) the deferral of costs related to conversion/set-up services provided under long-term processing contracts were $7.4 million, $2.4 million, and $4.9 million, respectively.

Cash Flows From Financing Activities. Our financing activities typically consist of various debt-related transactions and activities with our common stock, which are discussed below.

Issuance of Common Stock.

Proceeds from the issuance of common stock for 2011, 2010, and 2009 were $1.5 million, $1.4 million, and $1.5 million, respectively, and relates primarily to employee stock purchase plan purchases.

Repurchase of Common Stock.

During 2011, 2010, and 2009 we repurchased 750,000, 1.5 million, and 250,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $9.9 million, $29.3 million, and $3.8 million, respectively. In addition, outside of our Stock Repurchase Program, during 2011, 2010, and 2009 we repurchased from our employees and then cancelled approximately 232,000 shares, 232,000 shares, and 195,000 shares of our common stock for $4.4 million, $4.7 million, and $2.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Long-term debt.

During 2011, we: (i) repaid the $35 million outstanding balance of the Revolver; (ii) paid $25.1 million of 2004 Convertible Debt Securities, primarily as a result of the holders exercising their put option; and (iii) made $10.0 million of mandatory repayments on the Term Loan.

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

See Note 6 to our Financial Statements for additional discussion of our long-term debt.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheets. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Balance Sheets, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2011, and the future periods in which such obligations are expected to be settled in cash (in thousands).

	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt	$389,508	$40,180	$92,927	$105,651	$150,750
Capital and operating leases	105,890	18,448	30,179	18,037	39,226
Purchase obligations	205,029	64,326	106,430	34,250	23

Total	$700,427	$122,954	$229,536	$157,938	$189,999

Our long-term debt obligations are discussed in more detail in Note 6 to our Financial Statements. The contractual obligation amounts reflected for our long-term debt is based upon the following assumptions:

(i)	our 2010 Convertible Notes are outstanding through their maturity date of March 1, 2017; upon settlement, our cash obligation will not exceed their principal amount; and interest paid through their life is at a rate of 3.0% per annum;

(ii)	as it relates to our Credit Agreement, we make no more than the mandatory quarterly amortization payments on the term loan; there are no mandatory prepayments required on the term loan after the $7 million to be paid in 2012; and the interest paid throughout the life of the term loan is based upon the interest rate applicable as of December 31, 2011, as impacted by the interest rate swap contracts.

The operating leases are discussed in Note 11 to our Financial Statements. Our purchase obligations consist primarily of our expected minimum base fees under the Infocrossing service agreement (discussed in Note 11 to our Financial Statements), and data communication and business continuity planning services.

Of the total contractual obligations and commercial commitments above, approximately $348 million is reflected in our Balance Sheet.

Off-Balance Sheet Arrangements

None

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of December 31, 2011, we had cash, cash equivalents, and short-term investments of $158.8 million, of which over 80% is in U.S. Dollars, and held in the U.S. We do have approximately $5 million restricted as to use to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the United States, we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. We have a five-year, $100 million senior secured revolving loan facility with a syndicate of financial institutions that expires in December 2015. As of the date of this filing, we have $100 million of the revolving loan facility available to us.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past under our Stock Repurchase Program. See Note 12 to our Financial Statements for a summary of such stock repurchases. During the year ended December 31, 2011, we repurchased 750,000 shares of our common stock for $9.9 million ($13.24 per share). As of December 31, 2011, we have 3.5 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Acquisitions. We have made five acquisitions in the last five years. The most recent acquisition was the Intec Acquisition in November 2010 where we paid cash related to the transaction of approximately

$378 million (or $269 million, net of cash acquired). As part of our strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Capital Expenditures. During the year ended December 31, 2011, we spent $22.2 million on capital expenditures. At this time, we expect our 2012 capital expenditures to be approximately $30 million. As of December 31, 2011, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions, During the year ended December 31, 2011, we made client incentive payments of $1.7 million. Any commitments to make future payments of this nature are payable by us only upon certain of our clients bringing additional customer accounts onto our processing solutions. As of December 31, 2011, we did not have any material commitments for such investments.

•

Long-Term Debt Service. As of December 31, 2011, our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $190.0 million. During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time is only for the $4.5 million of interest expense due annually on the notes. The principal payments during 2012 for our Credit Agreement are approximately $27 million, and our current scheduled cash interest expense for 2012 is approximately $8 million. We have the ability to make prepayments on our Credit Agreement without penalty.

We continue to evaluate the best use of our capital going forward, which from time-to-time, may include repurchases of our 2010 Convertible Notes, and/or prepayments on our Credit Agreement, as market and business conditions warrant.

In summary, we expect to continue to have material needs for capital resources going forward, as noted above. We believe that our current cash, cash equivalents and short-term investments balances and our revolving loan facility, together with cash expected to be generated in the future from our current operating activities, will be sufficient to meet our anticipated capital resource requirements for at least the next 12 months. We also believe we could obtain additional capital through other debt sources which may be available to us if deemed appropriate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2011, we are exposed to various market risks, including changes in interest rates, foreign currency exchange rates, and fluctuations and changes in the market value of our cash equivalents and short-term investments. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

In May 2011, we entered into three interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to the Term Loan component of our Credit Agreement. See Note 7 to our Financial Statements for further details on the interest rate swap contracts.

As a result of entering into the interest rate swap contracts, as of December 31, 2011, we were exposed to fluctuations in interest rate movements on $75 million of our Term Loan. We expect our exposure amount to fluctuate over the term of the interest rate swap contracts as the interest rate swap contracts expire and the balance due under the Credit Agreement is repaid through mandatory repayments or prepayments.

A hypothetical adverse change of 10% in the December 31, 2011 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of December 31, 2011 and 2010 were $146.7 million and $197.9 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2011 and 2010 were $12.1 million and $17.7 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During 2011, we generated approximately 88% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of December 31, 2011 and 2010, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	December 31, 2011		December 31, 2010
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$—	$221	$—	$481
Euro	(23)	4,940	(41)	5,607
U.S. Dollar	(140)	18,221	(472)	19,061
Other	(4)	638	(13)	833

Totals	$(167)	$24,020	$(526)	$25,982

A hypothetical adverse change of 10% in the December 31, 2011 exchange rates would not have had a material impact upon our results of operations.

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

March 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

March 14, 2012

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$146,733	$197,858
Short-term investments	12,097	17,692

Total cash, cash equivalents and short-term investments	158,830	215,550
Trade accounts receivable:
Billed, net of allowance of $2,421 and $1,837	179,804	155,005
Unbilled and other	30,981	30,803
Deferred income taxes	19,982	13,852
Income taxes receivable	4,139	9,043
Other current assets	16,224	17,241

Total current assets	409,960	441,494
Property and equipment, net of depreciation of $116,125 and $94,236	41,154	52,257
Software, net of amortization of $56,521 and $45,579	29,966	31,118
Goodwill	220,013	209,164
Client contracts, net of amortization of $159,225 and $133,218	98,403	116,328
Deferred income taxes	1,008	9,677
Other assets	14,393	19,660

Total assets	$814,897	$879,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized original issue discount of zero and $621	$27,000	$69,528
Client deposits	30,523	31,897
Trade accounts payable	27,198	25,381
Accrued employee compensation	42,005	53,372
Deferred revenue	44,824	56,184
Income taxes payable	2,334	2,028
Other current liabilities	23,501	32,019

Total current liabilities	197,385	270,409

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $30,256 and $34,841	282,744	305,159
Deferred revenue	8,631	16,103
Income taxes payable	4,114	954
Deferred income taxes	28,188	33,247
Other non-current liabilities	19,121	16,748

Total non-current liabilities	342,798	372,211

Total liabilities	540,183	642,620

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 8,675,558 and 5,892,315 shares reserved for employee stock purchase plan and stock incentive plans; 33,822,232 and 34,120,789 shares outstanding	645	641
Additional paid-in capital	449,376	439,712
Treasury stock, at cost, 30,551,519 and 29,956,808 shares	(714,893)	(704,963)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	1	4
Unrecognized pension plan losses and prior service costs, net of tax	(1,794)	(897)
Unrecognized loss on change in fair value of interest rate swap contracts, net of tax	(618)	—
Cumulative foreign currency translation adjustments	(1,998)	868
Accumulated earnings	543,995	501,713

Total stockholders’ equity	274,714	237,078

Total liabilities and stockholders’ equity	$814,897	$879,698

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Processing and related services	$524,666	$497,775	$464,970
Software, maintenance and services	210,065	51,604	35,747

Total revenues	734,731	549,379	500,717

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	244,776	258,638	249,335
Software, maintenance and services	120,874	31,166	26,344

Total cost of revenues	365,650	289,804	275,679
Other operating expenses:
Research and development	111,142	78,050	70,113
Selling, general and administrative	128,346	82,586	59,510
Depreciation	25,435	22,428	20,069
Restructuring charges	7,873	2,169	599

Total operating expenses	638,446	475,037	425,970

Operating income	96,285	74,342	74,747

Other income (expense):
Interest expense	(17,026)	(6,976)	(5,660)
Amortization of original issue discount	(5,206)	(6,893)	(8,382)
Interest and investment income, net	764	754	1,194
Gain (loss) on repurchase of convertible debt securities	—	(12,714)	1,468
Loss on foreign currency transactions	—	(14,023)	—
Other, net	1,155	(817)	2

Total other	(20,313)	(40,669)	(11,378)

Income from continuing operations before income taxes	75,972	33,673	63,369
Income tax provision	(33,690)	(11,244)	(21,507)

Income from continuing operations	42,282	22,429	41,862

Discontinued operations:
Income from discontinued operations	—	—	—
Income tax benefit	—	—	1,471

Discontinued operations, net of tax	—	—	1,471

Net income	$42,282	$22,429	$43,333

Basic earnings per common share:
Income from continuing operations	$1.29	$0.68	$1.22
Discontinued operations, net of tax	—	—	0.04

Net income	$1.29	$0.68	$1.26

Diluted earnings per common share:
Income from continuing operations	$1.28	$0.67	$1.22
Discontinued operations, net of tax	—	—	0.04

Net income	$1.28	$0.67	$1.26

Weighted-average shares outstanding—Basic:
Common stock	32,624	32,537	33,228
Participating restricted stock	189	543	1,097

Total	32,813	33,080	34,325

Weighted-average shares outstanding—Diluted:
Common stock	32,833	32,822	33,352
Participating restricted stock	189	543	1,097

Total	33,022	33,365	34,449

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Unrealized Gain (Loss) on Short- Term Investments	Unrecognized Pension Plan Losses and Prior Service Costs	Interest Rate Swap Contracts	Foreign Currency Translation	Accumulated Earnings	Total Stockholders’ Equity
BALANCE, January 1, 2009	34,720	629	400,626	(671,841)	241	(919)	—	—	435,951	164,687
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	43,333
Unrealized loss on short-term investments, net of tax	—	—	—	—	(231)	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	—	43,102
Repurchase of common stock pursuant to Board-approved stock repurchase program	(250)	—	—	(3,782)	—	—	—	—	—	(3,782)
Issuance of common stock pursuant to employee stock purchase plan	88	—	1,145	—	—	—	—	—	—	1,145
Exercise of stock options	47	—	332	—	—	—	—	—	—	332
Tax benefit of employee stock-based compensation plans	—	—	(2,329)	—	—	—	—	—	—	(2,329)
Issuance of restricted common stock pursuant to employee stock-based compensation plans	847	8	(8)	—	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(131)	—	—	—	—	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(195)	(1)	(2,779)	—	—	—	—	—	—	(2,780)
Repurchase of Convertible Debt Securities	—	—	(897)	—	—	—	—	—	—	(897)
Stock-based employee compensation expense	—	—	12,632	—	—	—	—	—	—	12,632

BALANCE, December 31, 2009	35,126	636	408,722	(675,623)	10	(919)	—	—	479,284	212,110
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	22,429
Unrealized loss on short-term investments, net of tax	—	—	—	—	(6)	—	—	—	—
Unrealized pension plan gains and prior service costs, net of tax	—	—	—	—	—	22	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	868	—
Total comprehensive income	—	—	—	—	—	—	—	—	—	23,313
Repurchase of common stock pursuant to Board-approved stock repurchase program	(1,500)	—	—	(29,340)	—	—	—	—	—	(29,340)
Issuance of common stock pursuant to employee stock purchase plan	70	—	1,172	—	—	—	—	—	—	1,172
Exercise of stock options	19	—	233	—	—	—	—	—	—	233
Tax benefit of employee stock-based compensation plans	—	—	627	—	—	—	—	—	—	627
Issuance of restricted common stock pursuant to employee stock-based compensation plans	748	8	(8)	—	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(109)	(2)	2	—	—	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(233)	(1)	(4,689)	—	—	—	—	—	—	(4,690)
Repurchase of Convertible Debt Securities	—	—	(1,613)	—	—	—	—	—	—	(1,613)
Issuance of 2010 Convertible Notes, net of tax	—	—	22,928	—	—	—	—	—	—	22,928
Stock-based employee compensation expense	—	—	12,338	—	—	—	—	—	—	12,338

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Unrealized Gain (Loss) on Short- Term Investments	Unrecognized Pension Plan Losses and Prior Service Costs	Interest Rate Swap Contracts	Foreign Currency Translation	Accumulated Earnings	Total Stockholders’ Equity
BALANCE, December 31, 2010	34,121	$641	$439,712	$(704,963)	$4	$(897)	$—	$868	$501,713	$237,078
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	42,282
Unrealized loss on short-term investments, net of tax	—	—	—	—	(3)	—	—	—	—
Unrealized pension plan gains and prior service costs, net of tax	—	—	—	—	—	(897)	—	—	—
Unrealized loss on change in fair value of interest rate swap contracts, net of tax	—	—	—	—	—	—	(618)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,866)	—
Total comprehensive income	—	—	—	—	—	—	—	—	—	37,898
Repurchase of common stock pursuant to Board-approved stock repurchase program	(750)	—	—	(9,930)	—	—	—	—	—	(9,930)
Issuance of common stock pursuant to employee stock purchase plan	103	—	1,442	—	—	—	—	—	—	1,442
Exercise of stock options	3	—	44	—	—	—	—	—	—	44
Tax benefit of employee stock-based compensation plans	—	—	465	—	—	—	—	—	—	465
Issuance of restricted common stock pursuant to employee stock-based compensation plans	746	7	(7)	—	—	—	—	—	—	—
Cancellation of restricted common stock issued pursuant to employee stock-based compensation plans	(170)	(1)	1	—	—	—	—	—	—	—
Repurchase and cancellation of common stock issued pursuant to employee stock-based compensation plans	(231)	(2)	(4,433)	—	—	—	—	—	—	(4,435)
Stock-based employee compensation expense	—	—	12,152	—	—	—	—	—	—	12,152

BALANCE, December 31, 2011	33,822	$645	$449,376	$(714,893)	$1	$(1,794)	$(618)	$(1,998)	$543,995	$274,714

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$42,282	$22,429	$43,333
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	25,435	22,428	20,069
Amortization	42,173	19,438	14,325
Amortization of original issue discount	5,206	6,893	8,382
Gain on short-term investments and other	(60)	(129)	(600)
(Gain) loss on repurchase of convertible debt securities	—	12,714	(1,468)
Loss on foreign currency transactions	—	14,023	—
Deferred income taxes	3,977	3,275	18,492
Excess tax benefit of stock-based compensation awards	(828)	(1,147)	(145)
Stock-based employee compensation	12,152	12,338	12,632
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts and other receivables, net	(31,552)	(4,295)	12,550
Other current and non-current assets	3,210	(509)	(1,053)
Income taxes payable/receivable	7,573	(9,971)	(7,927)
Trade accounts payable and accrued liabilities	(20,074)	22,288	9,311
Deferred revenue	(28,535)	1,534	25,158

Net cash provided by operating activities	60,959	121,309	153,059

Cash flows from investing activities:
Purchases of property and equipment	(22,197)	(14,277)	(40,313)
Purchases of short-term investments	(37,798)	(64,583)	(57,036)
Proceeds from sale/maturity of short-term investments	43,450	81,900	79,700
Net proceeds from foreign currency option	—	582	—
Payments for acquisition-related foreign currency transactions	—	(14,605)	—
Acquisition of businesses, net of cash acquired	—	(259,502)	(6,738)
Acquisition of and investments in client contracts	(9,133)	(4,797)	(16,423)

Net cash used in investing activities	(25,678)	(275,282)	(40,810)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,486	1,405	1,477
Repurchase of common stock	(14,365)	(34,030)	(6,562)
Payments on acquired equipment financing	(1,587)	(1,157)	(992)
Proceeds from long-term debt	—	385,000	—
Payments on long-term debt	(70,149)	(150,958)	(26,714)
Payments of deferred financing costs	(205)	(14,999)	—
Excess tax benefit of stock-based compensation awards	828	1,147	145

Net cash provided by (used in) financing activities	(83,992)	186,408	(32,646)

Effect of exchange rate fluctuations on cash	(2,414)	1,934	—

Net increase (decrease) in cash and cash equivalents	(51,125)	34,369	79,603
Cash and cash equivalents, beginning of period	197,858	163,489	83,886

Cash and cash equivalents, end of period	$146,733	$197,858	$163,489

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$13,921	$4,345	$4,715
Income taxes	22,836	17,869	9,463

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”), a Delaware corporation, was formed in October 1994 and is based in Englewood, Colorado. We are a business support solutions provider primarily serving the communications industry. Our broad suite of solutions helps our clients improve their business operations by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions, while at the same time, more efficiently managing the service provider’s cost structure. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the expanding needs of communications service providers to provide a differentiated, real-time, and personal experience for their consumers. Our suite of solutions includes revenue management, content management and monetization, customer interaction management, as well as analytics and intelligence. We are a S&P SmallCap 600 company.

The accompanying Consolidated Financial Statements (“Financial Statements”) are prepared in conformity with accounting principles generally accepted in the United States (“U.S.”).

2. Summary of Significant Accounting Policies

Principles of Consolidation. Our Financial Statements include all of our accounts and our subsidiaries’ accounts. All material intercompany accounts and transactions have been eliminated.

Translation of Foreign Currency. Our foreign subsidiaries use the local currency of the countries in which they operate as their functional currency. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues, expenses, and cash flows are translated at the average rates of exchange prevailing during the period. Foreign currency translation adjustments are included in comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income.

Use of Estimates in Preparation of Our Financial Statements. The preparation of our Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more critical estimates and related assumptions that affect our financial position and results of operations are in the areas of: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; and (v) business combinations and asset purchases.

Revenue Recognition. We use various judgments and estimates in connection with the determination of the amount of revenues to be recognized in each accounting period. Our primary revenue recognition criteria include: (i) persuasive evidence of an arrangement; (ii) delivery; (iii) fixed or determinable fees; and (iv) collectibility of fees.

Processing and Related Services. Our processing and related services revenue relates to: (i) the outsourced, customer care and billing processing and related services provided to our North American cable and satellite clients; and (ii) the managed services provided to clients which utilize our software. Under managed services agreements, we operate certain of our software products on behalf of our clients: (i) out of a client’s data center; (ii) out of a data center we own and operate; or (iii) out of a third-party data center we contract with for such services. Managed services can also include us providing other services, such as transitional services, fulfillment, remittance processing, operational consulting, back office, and end user billing services.

We contract for our processing and related services using long-term agreements whose terms range from three to ten years. The long-term processing agreements include multiple services delivered each month, to include such things as: (i) billing and data processing services; (ii) credit management and collection services; and (iii) customer statement invoice printing and mailing services. The fees for these deliverables typically are billed to our clients monthly based upon actual monthly volumes and/or usage of services (e.g., the number of client customers processed on our systems, the number of transactions processed on our systems, and/or the quantity and content of the monthly statements and mailings processed through our systems) or on a fixed monthly fee. We recognize processing and related services revenue on a monthly basis as we provide the services.

Software, maintenance and services. Our software, maintenance and services revenue relates primarily to: (i) software license sales; (ii) professional services to implement the software; and (iii) software maintenance services, to support the software once it has been implemented.

The accounting for software license arrangements, especially when software is sold in a multiple-element arrangement, can be complex and requires considerable judgment. Key factors considered in accounting for software license and related services include the following criteria: (i) the identification of the separate elements of the arrangement; (ii) the determination of whether any undelivered elements are essential to the functionality of the delivered elements; (iii) the assessment of whether the software, if hosted, should be accounted for as a services arrangement and thus outside the scope of the software revenue recognition literature; (iv) the determination of vendor specific objective evidence (“VSOE”) of fair value for the undelivered element(s) of the arrangement; (v) the assessment of whether the software license fees are fixed or determinable; (vi) the determination as to whether the fees are considered collectible; and (vii) the assessment of whether services included in the arrangement represent significant production, customization or modification of the software. The evaluation of these factors, and the ultimate revenue recognition decision, requires significant judgments to be made by us. The judgments made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized. In addition, because software licenses typically have little or no direct, incremental costs related to the recognition of the revenue, these judgments could also have a significant effect on our results of operations.

We acquired Intec Telecom Systems PLC (“Intec”) on November 30, 2010 (see Note 3). During 2011, we obtained a significant portion of our software license, professional services and software maintenance revenues from the Intec software products.

The initial sale of the Intec software products generally requires significant production, modification or customization and thus falls under the guidelines of contract accounting. In these software license arrangements, the elements of the arrangements are typically a software license, professional services, and software maintenance. When we have VSOE of fair value for the software maintenance, which we generally do, we allocate a portion of the total arrangement fee to the software maintenance element based on its VSOE of fair value, and the balance of the arrangement fee is subject to contract accounting using the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, software license and professional services revenues are typically recognized as the professional services related to the software implementation project are performed. We are using hours performed on the project as the measure to determine the percentage of the work completed.

In certain instances, we sell software license volume upgrades, which provide our clients the right to use our software to process higher transaction volume levels. In these instances, if: (i) software maintenance is the only undelivered element of the software arrangement; (ii) we have VSOE of fair value for the software maintenance related to the volume upgrade; and (iii) we meet the other revenue recognition criteria, we recognize the software license revenue on the effective date of the volume upgrade.

A portion of our professional services revenues do not include an element of software delivery (e.g., business consulting services, etc.), and thus, do not fall within the scope of specific authoritative accounting literature for software arrangements. In these cases, revenues from fixed-price, professional service contracts are recognized using a method consistent with the proportional performance method, which is relatively consistent with our POC methodology. Under a proportional performance model, revenue is recognized by allocating revenue between reporting periods based on relative service provided in each reporting period, and costs are generally recognized as incurred. We utilize an input-based approach (i.e., hours worked) for purposes of measuring performance on these types of contracts. Our input measure is considered a reasonable surrogate for an output measure. In instances when the work performed on fixed price agreements is of relatively short duration, or if we are unable to make reasonably dependable estimates at the outset of the arrangement, we use the completed contract method of accounting whereby revenue is recognized when the work is completed.

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

Software maintenance revenues are recognized ratably over the software maintenance service period. Our software maintenance consists primarily of client and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements. If specified upgrades or enhancements are offered in an arrangement, which is rare, they are accounted for as a separate element of the software arrangement.

Deferred Revenue and Unbilled Accounts Receivable. Client payments and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. Deferred revenue amounts expected to be recognized within the next twelve months are classified as current liabilities. Revenue recognized prior to the scheduled billing date is recorded as unbilled accounts receivable.

Postage. We pass through to our processing clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”), and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for 2011, 2010, and 2009 was $266.6 million, $269.7 million, and $264.8 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2011, our cash equivalents consist primarily of institutional money market funds, commercial paper and time deposits held at major banks.

As of December 31, 2011, we had $5.2 million of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in Cash and cash equivalents in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of December 31, 2011 and 2010 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, interest rate swap contracts and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Certain of our short-term investments and cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

All short-term investments held by us as of December 31, 2011 and 2010 have contractual maturities of less than one year from the time of acquisition. Our short-term investments at December 31, 2011 and 2010 consisted entirely of commercial paper. Proceeds from the sale/maturity of short-term investments were $43.5 million, $81.9 million, and $79.7 million, in 2011, 2010, and 2009, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	December 31, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds(1)	$77,174	$—	$77,174	$91,002	$—	$91,002
Commercial paper(2)	—	16,895	16,895	—	26,590	26,590

Total	$77,174	$16,895	$94,069	$91,002	$26,590	$117,592

Liabilities:
Interest rate swap contracts(3)	$—	$1,005	$1,005	$—	$—	$—

Total	$—	$1,005	$1,005	$—	$—	$—

(1)	As of December 31, 2011 and 2010, all of the money market funds were classified in our Balance Sheets as cash equivalents.
(2)	As of December 31, 2011 and 2010, of the total commercial paper, $4.8 million and $8.9 million, respectively, were classified in our Balance Sheets as cash equivalents, and $12.1 and $17.7 million, respectively, were classified in our Balance Sheets as short-term investments.
(3)	As of December 31, 2011, the fair value of the interest rate swap contracts were classified in our Balance Sheet as other non-current liabilities.

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. As of December 31, 2011, the estimated fair value of our Credit Agreement debt of $190 million (carrying value including current maturities) was approximately $201 million, and was estimated using a discounted cash flow methodology. As of December 31, 2011, the estimated fair value of our $150 million (par value) convertible debt, based upon quoted market prices or recent sales activity, was approximately $140 million.

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

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2011	2010	2009
Balance, beginning of year	$1,837	$2,036	$2,999
Additions (reductions) to expense	844	(58)	(461)
Write-offs	(239)	(103)	(507)
Other	(21)	(38)	5

Balance, end of year	$2,421	$1,837	$2,036

Property and Equipment. Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the shorter of their economic life or the lease term. Depreciation expense is computed using the straight-line method for financial reporting purposes, with the exception of certain statement production equipment, which is depreciated using the units-of-production method. Depreciation expense for all property and equipment is reflected in our accompanying Consolidated Statements of Income (“Income Statements” or “Income Statement”) separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation for income tax purposes is computed using accelerated methods.

Software. We expend substantial amounts on R&D, particularly for new products and services, or for enhancements of existing products and services. For development of software products that are to be licensed by us, we expense all costs related to the development of the software until technological feasibility is established. For development of software to be used internally (e.g., processing systems software), we expense all costs prior to the application development stage.

During 2011, 2010, and 2009, we expended $111.1 million, $78.1 million, and $70.1 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2011, 2010, or 2009, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2011 or 2010 Balance Sheets.

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

Earnings Per Common Share (“EPS”). Basic and diluted EPS amounts are presented on the face of our Income Statements.

Under U.S. generally accepted accounting principles (“GAAP”), unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Unvested restricted stock awards under our stock incentive plans, granted prior to August 2008, contain nonforfeitable rights to cash dividends. As a result, basic EPS is computed by dividing net income available to common stockholders and participating securities (the numerators) by the respective weighted average number of shares outstanding during the period (the denominators) using the two-class method. Under the two-class method, undistributed earnings are allocated among each class of common stock and participating security prior to the calculation of EPS. Diluted EPS is calculated similarly, except that the calculation includes the effect of potentially dilutive stock options and non-participating restricted stock awards.

The amounts attributed to both common stock and participating restricted stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	2011	2010	2009
Income from continuing operations attributed to:
Common stock	$42,040	$22,061	$40,524
Participating restricted stock	242	368	1,338

Total	$42,282	$22,429	$41,862

Discontinued operations, net of tax, attributed to:
Common stock	$—	$—	$1,424
Participating restricted stock	—	—	47

Total	$—	$—	$1,471

Net income attributed to:
Common stock	$42,040	$22,061	$41,948
Participating restricted stock	242	368	1,385

Total	$42,282	$22,429	$43,333

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted stock are as follows (in thousands):

	2011	2010	2009
Weighted-average shares outstanding—Basic:
Common stock	32,624	32,537	33,228
Participating restricted stock	189	543	1,097

Total	32,813	33,080	34,325

Weighted-average shares outstanding—Diluted:
Common stock	32,833	32,822	33,352
Participating restricted stock	189	543	1,097

Total	33,022	33,365	34,449

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2011	2010	2009
Basic weighted-average common shares	32,624	32,537	33,228
Dilutive effect of common stock options	19	24	26
Dilutive effect of unvested restricted stock	190	261	98
Dilutive effect of 2010 Convertible Notes	—	—	—

Diluted weighted-average common shares	32,833	32,822	33,352

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted stock of 0.2 million in each of the years 2011, 2010, and 2009, were excluded from the computation of diluted EPS as their effect was antidilutive.

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

3. Intec Acquisition

Description of the Acquisition. On November 30, 2010, we acquired 100% of the issued and to be issued shares of Intec in an all-cash transaction (the “Intec Acquisition”). Intec is a leading provider of mediation, wholesale, and retail billing solutions, serving 60 of the world’s top 100 telecom providers and over 400 clients worldwide. On the date of acquisition, over 90% of Intec’s revenues were generated from telecommunications providers. Intec provides product software, associated professional services, and software maintenance services to its clients. We acquired Intec to: (i) evolve our offerings; (ii) expand the markets we serve; and (iii) reach greater economic scale.

Purchase Price. The purchase price for the Intec Acquisition was approximately £234 million, or approximately $364 million, based upon the average exchange rate of 1.56:1.00 between the U.S. dollar and the pound sterling as of November 30, 2010, the date the total purchase price was established under U.S. GAAP.

In September 2010, we entered into a pound sterling call/U.S. dollar put (the “Currency Option”) at a strike price of 1.62 in conjunction with the Intec Acquisition to limit our exposure to adverse movements in the exchange rate between the two currencies leading up to the expected closing date. Upon the approval of the acquisition by Intec’s shareholders in November 2010, we sold the Currency Option, and entered into a forward contract for the delivery of approximately 240 million pounds sterling (which included estimated Intec Acquisition costs at that time) at an exchange rate of approximately 1.61 (the “Currency Forward”). During December 2010, as part of the payment process for the pound sterling purchase price, we closed out our position in the Currency Forward at an average rate of 1.58. Under U.S. GAAP, the costs and proceeds (including gains and losses) from financial instruments that are used to reduce the risks of a change in the value of the acquiree’s net assets or the consideration to be issued by the acquirer before the date of acquisition, are not part of the consideration transferred, or purchase price, and should be recorded currently in earnings. As a result, for the year ended December 31, 2010, we recorded net expense of approximately $14 million related to these financial instrument transactions, and the foreign currency impact of intercompany notes established to structure the Intec Acquisition, which we reflected in Other income (expense) in our Income Statement.

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

Trade accounts receivable	$58,381
Other current assets	6,179
Property and equipment	9,968
Acquired software	19,184
Acquired client contracts	77,979
Acquired other intangible assets	6,395
Goodwill	113,082
Net deferred income tax assets	37,986
Other non-current assets	2,552

Total assets acquired	331,706

Trade accounts payable	3,611
Accrued employee compensation	17,517
Deferred revenue	33,369
Other current liabilities	9,394
Non-current liabilities	12,577

Total liabilities assumed	76,468

Net assets acquired (excluding acquired cash)	$255,238

The $255.2 million of net assets acquired reflected above has not changed since December 31, 2010. However, during 2011 we completed our evaluation of the fair values of the assets acquired and liabilities assumed and, as a result, we have made certain revisions to our estimates of the fair value of various assets acquired and liabilities assumed, none of which required the revision of comparative information for periods presented in our Financial Statements since the effects are not material. In addition, we have made certain revisions to our estimates of deferred income taxes. As a result of these changes, related primarily to the reduction in trade accounts receivable of $6.0 million and the increase in deferred revenue of $9.6 million, during 2011, the amount allocated to goodwill has increased by $12.0 million.

Trade accounts receivable consists of billed and unbilled accounts receivable, which are reduced to reflect an estimate for uncollectible amounts. Property and equipment consists primarily of computer equipment, furniture and equipment, and leasehold improvements. The property and equipment are being depreciated on a straight-line basis, over periods ranging from 3 to 7 years.

The acquired software intangible assets represent the estimated value of the three primary technology products of Intec: Singleview, Total Service Mediation (“TSM”), and Wholesale Business Management (“WBM”) Solution. The acquired client contracts intangible assets represent the estimated value of the customer relationships related to three of Intec’s main sources of revenue: maintenance, software licenses, and managed services. Acquired other intangible assets represent the estimated fair value of the Intec trademark and the trademarks for Singleview, TSM, and WBM Solution. The acquired software intangible assets and the acquired client contract intangible assets are being amortized over 10 years based on the approximate pattern in which the economic benefits of the acquired intangible assets are expected to be realized. The acquired other intangible assets are being amortized over five years based on the approximate pattern in which the economic benefits of the acquired intangible assets are expected to be realized.

Goodwill, representing the excess of the purchase price for Intec over the net amounts assigned to identifiable assets acquired and liabilities assumed and consisting largely of the benefits from combining our operations and Intec’s operations, has been assigned to our one reportable segment. The Intec goodwill and intangible assets resulting from the Intec Acquisition are not deductible for income tax purposes. In accordance with GAAP, we have recognized deferred tax liabilities of $25.1 million for the difference between the assigned book values and the tax bases of the acquired intangible assets, but have not recognized deferred tax liabilities for the difference between the assigned book value and the tax basis of goodwill. Included in Intec’s net assets acquired are deferred income tax assets of $17.2 million related to Federal net operating loss (“NOL”) carryforwards of $49.1 million, which we believe are more likely than not to be realized. The Intec Federal NOL carryforward begins to expire in 2019.

Accrued employee compensation represents employee-related liabilities, which includes payroll tax, accrued vacation and bonus accruals. Deferred revenue represents the estimated fair value of the obligations we assumed at the acquisition date to complete contracts related to professional services, software maintenance, and managed services. Non-current liabilities consist primarily of over-market-rate and abandoned facility leases.

Acquisition Financing. We financed the Intec Acquisition by borrowing against a new credit agreement that consists of a $200 million, five-year term loan and a $100 million, five-year revolving loan facility that we entered into on September 24, 2010 and amended on November 24, 2010 as part of this transaction; with the remaining purchase price satisfied by using our existing cash. See Note 6 for further information regarding our credit agreement.

Financing and Other Acquisition-Related Expenses. In conjunction with our new credit agreement, we incurred debt issuance costs of approximately $10 million. These costs are being amortized to interest expense over the lives of the term loan and revolving loan facility components of the new credit agreement. The unamortized deferred financing costs balance is reflected in Other assets in our Balance Sheet.

In addition to the loss on foreign currency transactions of approximately $14 million discussed above, during 2010, we incurred certain direct and incremental acquisition-related costs, totaling approximately $10 million, related primarily to investment banking, legal, accounting, and other professional services. We have reflected these costs in Selling, general and administrative expenses in our Income Statement.

Unaudited Pro Forma Information. From December 1, 2010 through December 31, 2010, Intec contributed net revenues of $17.8 million and incurred $19.6 million of operating expenses, which includes approximately $2 million of restructuring charges associated with the acquisition. The following supplemental unaudited pro forma summary representing our results of operations for the years ended December 31, 2010 and 2009, assuming the acquisition of Intec had been completed as of the beginning of each year, is presented in the table below (in thousands, except for per share amounts). These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Intec’s results to reflect the additional amortization expense that would have been charged assuming the fair value adjustments to the acquired intangible assets had been applied as of the beginning of each year, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the Intec Acquisition been completed on January 1, 2009 or January 1, 2010, nor are they indicative of any future results.

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

4. Segment Reporting and Significant Concentration

Segment Information. We have evaluated how our chief operating decision maker has organized our company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2011, we have one reportable segment.

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our core billing and customer care and business optimization platform, Advanced Convergent Platform (“ACP”), is a pre-integrated platform, delivered in an outsourced service bureau environment. We generate a substantial percentage of our revenues by providing our ACP processing and Customer Interaction Management solutions, and related software products (e.g., ACSR, Workforce Express, etc.) to the North American cable and satellite markets. Additionally, we license certain software products (e.g., WBM Solution, TSM, and Singleview) and provide our professional services to implement these software products, increase the efficiency and productivity of our clients’ operations, and allow clients to effectively roll out new products as well as attract and retain customers.

Geographic Regions. For 2011, 85% of our revenues were attributable to our operations in the Americas. We use the location of the client as the basis of attributing revenues to individual regions. Financial information relating to our operations by geographic region is as follows (in thousands):

	2011	2010	2009
Total Revenues:
Americas (principally the U.S.)	$627,231	$540,377	$500,717
Europe, Middle East and Africa (principally Europe)	75,938	7,482	—
Asia Pacific	31,562	1,520	—

Total revenues	$734,731	$549,379	$500,717

	As of December 31,
	2011	2010
Property and Equipment:
Americas (principally the U.S.)	$36,149	$46,953
Europe, Middle East and Africa (principally Europe)	2,159	2,885
Asia Pacific	2,846	2,419

Total long-lived assets	$41,154	$52,257

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

	2011	2010	2009
Comcast	19%	24%	24%
DISH	13%	18%	18%
Time Warner	10%	12%	13%
Charter	<10%	10%	<10%

As of December 31, 2011 and 2010, the percentage of net billed accounts receivable balances attributable to these clients were as follows:

	As of December 31,
	2011	2010
Comcast	19%	20%
DISH	12%	15%
Time Warner	11%	<10%
Charter	<10%	<10%

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

5. Long-Lived Assets

Property and Equipment. Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives (years)	2011	2010
Computer equipment	3-5	$63,102	$55,597
Leasehold improvements	5-10	17,315	16,240
Operating equipment	3-10	60,233	60,138
Furniture and equipment	3-8	14,241	13,930
Capital projects in process	—	2,388	588

		157,279	146,493
Less—accumulated depreciation		(116,125)	(94,236)

Property and equipment, net		$41,154	$52,257

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill in 2011 and 2010 is as follows (in thousands):

January 1, 2010 balance	$107,052
Goodwill acquired during period	101,095
Revisions related to prior acquisitions	1,940
Effects of changes in foreign currency exchange rates	(923)

December 31, 2010 balance	209,164
Revisions related to prior acquisitions	11,929
Effects of changes in foreign currency exchange rates	(1,080)

December 31, 2011 balance	$220,013

The goodwill acquired in 2010 is related to the Intec Acquisition discussed in Note 3. The revisions related to prior acquisitions made in 2011 relate to the finalization of our purchase accounting for the Intec Acquisition. The revisions related to prior acquisitions made in 2010 are mainly due to the recording of contingent purchase price payments of $2.0 million related to the Quaero acquisition.

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist of client contracts and software.

Client Contracts

Client contracts consist of the following: (i) investments in client contracts; (ii) direct and incremental costs that we have capitalized related to contractual arrangements where we have deferred revenues to convert or set-up client customers onto our outsourced solutions; and (iii) client contracts acquired in business combinations. As of December 31, 2011 and 2010, the carrying values of these assets were as follows (in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Investments in client contracts(1)	$135,855	$(122,896)	$12,959	$134,178	$(115,747)	$18,431
Capitalized costs(2)	22,388	(10,527)	11,861	16,580	(8,546)	8,034
Acquired client contracts(3)	99,385	(25,802)	73,583	98,788	(8,925)	89,863

Total client contracts	$257,628	$(159,225)	$98,403	$249,546	$(133,218)	$116,328

The aggregate amortization related to client contracts included in our operations for 2011, 2010, and 2009, was as follows (in thousands):

	2011	2010	2009
Investments in client contracts(1)	$7,521	$6,715	$4,525
Capitalized costs(2)	3,296	2,660	1,077
Acquired client contracts(3)	17,126	3,920	4,087

Total client contracts	$27,943	$13,295	$9,689

(1)	Investments in client contracts consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems. Investments in client contracts related to client incentives are amortized ratably over the lives of the respective client contracts, which as of December 31, 2011, have termination dates that range from 2012 through 2016. Amortization of the investments in client contracts related to client incentives is reflected as a reduction in processing and related services revenues in our Income Statements.
(2)	Capitalized costs related to the deferral of conversion/set-up services costs are amortized proportionately over the same period that the deferred conversion/set-up services revenues are recognized, and are primarily reflected in cost of processing and related services in our Income Statements.
(3)	Acquired client contracts represent assets acquired in the Intec, Quaero, DataProse, Prairie, and ComTec business acquisitions. Acquired client contracts are being amortized over their estimated useful lives ranging from two to fifteen years based on the approximate pattern in which the economic benefits of the intangible assets are expected to be realized. Classification of the amortization of acquired client contracts generally follows where the acquired business’ cost of revenues are categorized in our Income Statements.

The weighted-average remaining amortization period of client contracts as of December 31, 2011 was approximately 84 months. Based on the December 31, 2011 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2012—$26.5 million; 2013—$19.6 million; 2014—$15.0 million; 2015—$9.6 million; and 2016—$7.7 million.

Software

Software consists of: (i) software and similar intellectual property rights from various business combinations; and (ii) internal use software. As of December 31, 2011 and 2010, the carrying values of these assets were as follows (in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired software(4)	$63,125	$(45,986)	$17,139	$63,102	$(40,533)	$22,569
Internal use software(5)	23,362	(10,535)	12,827	13,595	(5,046)	8,549

Total software	$86,487	$(56,521)	$29,966	$76,697	$(45,579)	$31,118

The aggregate amortization related to software included in our operations for 2011, 2010, and 2009, was as follows (in thousands):

	2011	2010	2009
Acquired software(4)	$5,595	$2,286	$2,017
Internal use software(5)	5,637	3,101	1,894

Total software	$11,232	$5,387	$3,911

(4)	Acquired software represents the software intangible assets acquired in the Intec, Quaero, DataProse, Prairie, ComTec, and Telution business acquisitions, which are being amortized over their estimated useful lives ranging from five to ten years.
(5)	Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of the third-party software licenses. Internal use software is amortized over its estimated useful life ranging from twelve months to ten years.

The weighted-average remaining amortization period of the software intangible assets as of December 31, 2011 was approximately 71 months. Based on the December 31, 2011 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2012—$10.8 million; 2013—$7.3 million; 2014—$4.7 million; 2015—$2.6 million; and 2016—$1.9 million.

6. Debt

As of December 31, 2011 and 2010, our long-term debt was as follows (in thousands):

	2011	2010
Credit Agreement:
Term loan, due December 2015, interest at adjusted LIBOR plus 3.75% (combined rate of 4.30% and 4.06% at December 31, 2011 and 2010)	$190,000	$200,000

$100 million revolving loan facility, due December 2015, interest at adjusted LIBOR plus applicable margin (rate of 4.06% at December 31, 2010)	—	35,000

Convertible Debt Securities:
2010 Convertible Notes—senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $30,256 and $34,841, respectively	119,744	115,159

2004 Convertible Debt Securities—senior subordinated convertible contingent debt securities; due June 15, 2024; cash interest at 2.5%; net of unamortized OID of zero and $621, respectively	—	24,528

	309,744	374,687
Current portion of long-term debt, net	(27,000)	(69,528)

Total long-term debt, net	$282,744	$305,159

Credit Agreement. In 2010 and in conjunction with the Intec Acquisition, we entered into an amended and restated $300 million credit agreement with several financial institutions (the “Credit Agreement”).

The Credit Agreement provided borrowings by us in the form of: (i) a $200 million aggregate principal five-year term loan (the “Term Loan”); and (ii) a $100 million aggregate principal five-year revolving loan facility (the “Revolver”). Upon closing of the Intec Acquisition, all of the $200 million aggregate principal Term Loan and $35 million of the Revolver were drawn down. In January 2011, we repaid the $35 million outstanding balance of the Revolver. During 2011, we made $10.0 million of mandatory repayments on the Term Loan.

The interest rates under the Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. The applicable margin for the Term Loan is 3.75% throughout the term of the Credit Agreement and the applicable margin for the Revolver is based on our then-current leverage ratio. We have the option of selecting the length of time (ranging from one to six months) that we lock in the LIBOR contract rate. As of December 31, 2011, our combined interest rate (LIBOR plus applicable margin) for the Term Loan is 4.30% per annum effective through March 13, 2012. In May 2011, we entered into three interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements. See Note 7 for additional discussion of our interest rate swap contracts.

We pay a commitment fee on the average daily unused amount of the Revolver, with the annual commitment fee ranging from 0.50% to 0.75% per annum, based upon our then-current leverage ratio. At December 31, 2011, we had no borrowing outstanding on our Revolver and had the entire $100 million available to us.

The Credit Agreement includes mandatory repayments of the aggregate principal amount of the Term Loan (payable quarterly) for the first, second, third, fourth, and fifth years, with the remaining principal balance due at maturity. The Credit Agreement has no prepayment penalties and requires mandatory repayments under certain circumstances, including: (i) as a result of defined excess cash flow; (ii) asset sales or casualty proceeds; or (iii) proceeds of debt issuances. Based upon our 2011 results of operations, in the first quarter of 2012 we expect to pay $7.0 million in principal related to the mandatory repayments as a result of defined excess cash flow.

The Credit Agreement contains customary affirmative covenants such as: (i) filing of quarterly and annual reports and (ii) maintenance of credit ratings. In addition, the Credit Agreement has customary negative covenants that places limits on our ability to: (i) incur additional indebtedness; (ii) create liens on our property; (iii) make investments; (iv) enter into mergers and consolidations; (v) sell assets; (vi) declare dividends or repurchase shares; (vii) engage in certain transactions with affiliates; (viii) prepay certain indebtedness, including our 2010 Convertible Notes; and (ix) issue capital stock of subsidiaries. We must also meet certain financial covenants to include: (i) a maximum total leverage ratio; (ii) a maximum secured leverage ratio; (iii) a minimum interest coverage ratio; and (iv) a limitation on capital expenditures. As of December 31, 2011, we were in compliance with the financial ratios and other covenants related to the Credit Agreement.

In 2010, we also entered into a security agreement in favor of a financial institution as collateral agent (the “Security Agreement”). Under the Security Agreement and Credit Agreement, all of CSG’s domestic subsidiaries have guaranteed our obligations, and CSG and such subsidiaries have pledged substantially all of our assets to secure the obligations under the Credit Agreement and such guarantees.

In conjunction with the closing of the Credit Agreement, we incurred financing costs totaling $10.2 million, which are being amortized to interest expense using the effective interest method over the related term of the Credit Agreement.

2010 Convertible Notes. On March 1, 2010, we completed an offering of $150 million of 3.0% senior subordinated convertible notes due March 1, 2017 (the “2010 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2010 Convertible Notes are unsecured obligations, subordinated to any future senior indebtedness and senior to any future junior subordinated debt. The 2010 Convertible Notes were issued at a price of 100% of their par value and bear interest at a rate of 3.0% per annum, which is payable semiannually in arrears on March 1 and September 1 of each year.

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

The 2010 Convertible Notes are convertible into our common stock, under the specified conditions and settlement terms outlined below, at an initial conversion rate of 40.8998 shares of our common stock per $1,000 par value of the 2010 Convertible Notes, which is equivalent to an initial conversion price of approximately $24.45 per share. The Indenture related to the 2010 Convertible Notes (“Notes Indenture”) includes anti-dilution provisions for the holders such that the conversion rate (and thus the initial conversion price) can be adjusted in the future for certain events, to include stock dividends, the issuance of rights, options or warrants to purchase our common stock at a price below the then-current market price, and certain distributions of common stock, property or rights, options or warrants to acquire our common stock to all or substantially all holders of our common stock. Additionally, the conversion rate may be adjusted prior to the maturity date in connection with the occurrence of specified corporate transactions for a “make-whole” premium as set forth in the Notes Indenture. As of December 31, 2011, the conversion rate has not been adjusted.

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities: (i) at any time the price of our common stock trades over $31.79 per share (130% of the $24.45 initial conversion price) for a specified period of time; (ii) at any time the trading price of the 2010 Convertible Notes falls below 98% of the average conversion value for the 2010 Convertible Notes for a specified period of time; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after September 1, 2016, the holders of the 2010 Convertible Notes can elect to convert their securities at any time, with the settlement occurring on March 1, 2017. As of December 31, 2011, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of December 31, 2011, the value of our conversion obligation did not exceed the par value of the 2010 Convertible Notes.

The OID related to the 2010 Convertible Notes of $38.4 million, as a result of an effective interest rate of the liability component of 7.75% compared to the cash interest rate of 3.0%, is being amortized to interest expense through March 1, 2017, the maturity date of the 2010 Convertible Notes.

2004 Convertible Debt Securities. During 2010, we repurchased $145.2 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $151.0 million and recognized a loss on the repurchase of $12.7 million. In June 2011, holders of $24.1 million par value of our 2004 Convertible Debt Securities exercised their put option and we paid the par value and accrued interest to extinguish the securities. In June 2011, we exercised our option to call the remaining $1.0 million par value of our 2004 Convertible Debt Securities, and extinguished the debt in July 2011. See Note 9 for discussion of the impact on our deferred income tax liabilities associated with the repurchases and extinguishment of the 2004 Convertible Debt Securities.

Estimated Maturities on Long-Term Debt. The estimated maturities of our long-term debt, based upon: (1) the mandatory repayment schedule, the 2012 estimated mandatory prepayment, and without estimating any future mandatory prepayments, for the Term Loan; and (2) the expected remaining life of the Convertible Debt Securities, is as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter
Term Loan	$27,000	$30,000	$40,000	$93,000	$—	$—
2010 Convertible Notes	—	—	—	—	—	150,000

Total long-term debt	$27,000	$30,000	$40,000	$93,000	$—	$150,000

Deferred Financing Costs. As of December 31, 2011, net deferred financing costs related to the Credit Agreement were $7.6 million, and are being amortized to interest expense over the related term of the Credit Agreement (December 2015). As of December 31, 2011, net deferred financing costs related to the 2010 Convertible Notes were $2.9 million, and are being amortized to interest expense through maturity (March 2017). The net deferred financing costs are reflected in Other Assets in our Balance Sheets. Interest expense for 2011, 2010, and 2009 includes amortization of deferred financing costs of $3.0 million, $0.8 million, and $0.7 million, respectively. The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on a revolving loan facility, for 2011, 2010, and 2009, was approximately 7%, 8%, and 8%, respectively.

7. Derivatives

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

Changes in the fair value of these interest rate swap contracts, designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations, are reported in accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of our Balance Sheet. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount of losses reclassified from AOCI to income/loss (effective portions) in 2011 were not material. The estimated net losses on the interest rate swap contracts that will be reclassified into earnings within the next twelve months are not expected to be material. Our interest rate swap contracts qualify as effective relationships, and as a result, hedge ineffectiveness was not material during 2011.

As of December 31, 2011, the fair value of the interest rate swap contracts, reflected in other non-current liabilities in our Balance Sheet, was $1.0 million, with the loss, net of tax, reflected as a reduction in other comprehensive income.

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

8. Restructuring Charges

The following are the key restructuring activities we incurred over the last two years that have impacted our results from operations:

•

As a result of the Intec Acquisition (see Note 3), during the fourth quarter of 2010, we recorded $2.0 million of restructuring expenses primarily related to changes in senior management of Intec after the closing of the transaction.

•	Beginning in the second quarter of 2011, we implemented various cost reduction and efficiency initiatives, resulting in restructuring charges of $3.0 million, primarily in the following three areas:

•	We reduced our resources in account services to better leverage our enhanced and expanded professional services talent across the global organization.

•	We reduced our resources in certain development areas to ensure we are focusing a greater portion of our efforts on our next generation solutions like ACP, Singleview, and WBM Solution.

•

We consolidated our print facilities from four to three locations as we took advantage of the advancements made in print technologies and the capabilities of our staff. The efficiencies and added speed resulting from our previous investments allowed us to significantly increase our production throughput.

•

During the fourth quarter of 2011, we reduced our workforce by approximately 100 employees across many functions and geographies of our business. We did this in order to better align and allocate our resources as we continue to evolve and invest in those areas where we have identified growth opportunities. As a result, we incurred restructuring charges related to these involuntary terminations of $4.9 million.

The restructuring activities discussed above resulted in restructuring charges for 2011 and 2010 of $7.9 million and $2.2 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring reserves related to continuing operations during 2011 and 2010 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
January 1, 2010, balance	$—	$—	$—	$—
Charged to expense during year	1,980	—	189	2,169
Cash payments	(816)	—	(189)	(1,005)
Other	—	—	—	—

December 31, 2010, balance	1,164	—	—	1,164
Charged to expense during year	7,046	567	260	7,873
Cash payments	(4,439)	—	(198)	(4,637)
Other	—	(78)	(62)	(140)

December 31, 2011, balance	$3,771	$489	$—	$4,260

Primarily all of the business restructuring reserves as of December 31, 2011 were included in current liabilities.

9. Income Taxes

Income Tax Provision/(Benefit). The components of net income from continuing operations before income taxes are as follows (in thousands):

	2011	2010	2009
Domestic	$89,791	$35,861	$63,369
Foreign	(13,819)	(2,188)	—

Total	$75,972	$33,673	$63,369

The income tax provision related to continuing operations consists of the following (in thousands):

	2011	2010	2009
Current:
Federal	$25,096	$5,984	$1,745
State	111	1,802	940
Foreign	3,554	210	—

	28,761	7,996	2,685

Deferred:
Federal	3,190	1,514	16,253
State	384	1,926	2,569
Foreign	1,355	(192)	—

	4,929	3,248	18,822

Total income tax provision	$33,690	$11,244	$21,507

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax related to continuing operations is summarized as follows (in thousands):

	2011	2010	2009
Provision at Federal rate of 35%	$26,590	$11,785	$22,179
State income taxes, net of Federal impact	322	2,423	2,281
Research and experimentation credits	(3,036)	(2,830)	(2,152)
Resolution of certain tax uncertainties	—	(4,198)	(465)
Section 199 manufacturing deduction	(972)	(1,248)	(344)
Impact of foreign operations	10,429	784	—
Loss on foreign currency transactions	—	1,779	—
Acquisition costs	—	2,450	—
Other	357	299	8

Total income tax provision	$33,690	$11,244	$21,507

We have undistributed earnings of approximately $22 million from certain foreign subsidiaries. We intend to indefinitely reinvest these foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable.

Deferred Income Taxes. Net deferred income tax liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred income tax assets	$73,134	$75,506
Deferred income tax liabilities	(61,603)	(62,119)
Valuation allowance	(18,729)	(23,105)

Net deferred income tax liabilities	$(7,198)	$(9,718)

The components of our net deferred income tax assets (liabilities) as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Net current deferred income tax assets:
Accrued expenses and reserves Convertible debt securities	$18,042 —	$17,180 (5,777)
Stock-based compensation	3,723	3,978

Total current deferred income tax assets	21,765	15,381
Less: valuation allowance	(1,783)	(1,529)

Net current deferred income tax assets	$19,982	$13,852

Net non-current deferred income tax assets:
Client contracts and related intangibles	$(936)	$(1,189)
NOL carryforwards	4,778	6,352
Property and equipment	5,164	4,126
Deferred revenue	559	571
Facility abandonment	926	906
Other	133	286

Total non-current deferred income tax assets	10,624	11,052
Less: valuation allowance	(9,616)	(1,375)

Net non-current deferred income tax assets	$1,008	$9,677

Net non-current deferred income tax liabilities:
Purchased research and development	$1,811	$4,532
Software	(135)	(654)
Client contracts and related intangibles	(7,041)	(2,028)
Goodwill	(3,506)	(2,481)
NOL carryforwards	31,981	28,814
Property and equipment	(8,122)	(6,797)
Convertible debt securities	(41,863)	(43,193)
Deferred revenue	1,902	5,933
Contingent payments	897	891
Facility abandonment	1,160	1,337
Other	2,058	600

Total non-current deferred income tax liabilities	(20,858)	(13,046)
Less: valuation allowance	(7,330)	(20,201)

Net non-current deferred income tax liabilities	$(28,188)	$(33,247)

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2011, we believe that between: (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established. As of December 31, 2011, we have deferred income tax assets related to state and foreign income tax jurisdictions of approximately $3 million and $33 million, respectively, and have established valuation allowances against those deferred income tax assets of approximately $2 million and $17 million, respectively.

As of December 31, 2011 we have an acquired U.S. Federal NOL carryforward of approximately $51 million, which will begin to expire in 2019 and can be utilized through 2030. The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2011, we have: (i) state NOL carryforwards of approximately $67 million, which will expire beginning in 2012 and ending in 2030; and (ii) foreign subsidiary NOL carryforwards of approximately $57 million, which will expire beginning in 2015, with a portion of the losses available over an indefinite period of time.

Our 2004 Convertible Debt Securities, which we fully extinguished in 2011, were subject to special U.S. Treasury regulations governing contingent payment debt instruments. These regulations allowed us to take a tax deduction for interest expense on our U.S. Federal income tax return at a constant rate of 9.09% (subject to certain adjustments), compounded semi-annually, which represented the estimated yield on comparable non-contingent, non-convertible, fixed-rate debt instruments with terms and conditions otherwise similar to the 2004 Convertible Debt Securities. This interest expense tax deduction was greater than the interest expense reflected in the accompanying Income Statements, thus creating a deferred income tax liability. The extinguishment of the 2004 Convertible Debt Securities resulted in: (i) the holders of the 2004 Convertible Debt Securities not having the ability to achieve the 9.09% target yield, and (ii) a requirement for us to pay an amount equal to the cumulative deferred income tax liability to the U.S. tax authorities (without interest or penalties). During the third and fourth quarters of 2011, we paid cash of approximately $6 million related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in June and July of 2011. Beginning in 2014, we will pay cash of approximately $31 million ratably over five years related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in 2009 and 2010.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance, beginning of year	$954	$4,131	$4,672
Additions based on tax positions related to current year	—	—	1,289
Additions for tax positions of prior years	3,249	954	365
Reductions for tax positions of prior years	(89)	(4,131)	—
Lapse of statute of limitations	—	—	(2,195)

Balance, end of year	$4,114	$954	$4,131

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements. In addition to the $4.1 million, $1.0 million and $4.1 million of liability for unrecognized tax benefits as of December 31, 2011, 2010 and 2009 respectively, we had $0.1 million, $0.1 million and $0.4 million respectively, of income tax-related accrued interest. If recognized, the $4.1 million of unrecognized tax benefits as of December 31, 2011, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions. The U.S., U.K., and Ireland are the main taxing jurisdictions in which we operate. The years open for audit vary depending on the taxing jurisdiction. As of December 31, 2011, the U.S. Internal Revenue Service had completed audits, closing years 2006 through 2008, and the statute of limitations has expired in our major state jurisdictions of Nebraska, Colorado and Florida for years prior to 2002, 2007, and 2008, respectively. We are currently under audit in the U.K. for the accounting periods beginning October 1, 2005 and ending September 30, 2010. We have not been audited in Ireland and are subject to record retention requirements back to 2006.

10. Employee Retirement Benefit Plans

Defined Contribution-Type Plans. We sponsor defined contribution plans covering substantially all our U.S.-based employees. Participants may contribute up to 100% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, service-based contributions to the plan. The expense related to matching and service-related contributions for 2011, 2010, and 2009 was $8.9 million, $7.4 million, and $6.4 million, respectively. We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2011 were $3.2 million.

11. Commitments, Guarantees and Contingencies

Operating Leases. We lease certain office and production facilities under operating leases that run through 2024. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. In addition, we lease certain operating equipment under operating leases that run through 2014. Future aggregate minimum lease payments under these facilities and operating equipment agreements are as follows: 2012—$18.4 million; 2013—$16.8 million; 2014—$13.4 million; 2015—$11.0 million; 2016—$7.0 million and thereafter—$39.2 million. Total rent expense for 2011, 2010, and 2009 was $17.3 million, $12.2 million, and $12.5 million, respectively.

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

We outsource the data processing and related computer services required for the operation of our outsourced ACP processing services. Our ACP proprietary software and other software applications are run in an outsourced data center environment in order to obtain the necessary enterprise server computer capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the outsourced data center environment through a combination of private and commercially-provided networks. The total amount paid under our outsourced data center services agreements during 2011, 2010, and 2009 was $40.2 million, $49.6 million, and $53.9 million, respectively.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2011, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2011. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In addition, we have received an administrative subpoena from the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) dated February 27, 2012. OFAC has requested that we provide documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. We have initiated an internal review to identify transactions by us involving the subject matter of the subpoena. The business dealings of our foreign subsidiaries in the jurisdiction that is the subject of the OFAC subpoena represent an insignificant amount of our consolidated revenues and income, and the business dealings generally consist of software licenses and related services. We cannot predict the ultimate outcome of this matter, the total costs to be incurred in response to this subpoena, or to what extent, if at all, we could be subject to fines, sanctions or other penalties. Thus, no reasonable estimate of the potential loss is possible. Other than described above, we are not presently a party to any material pending or threatened legal proceedings.

12. Stockholders’ Equity

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).

As of December 31, 2011, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2011	2010	2009	2008	1999-2007	Total
Shares repurchased	750	1,500	250	250	28,796	31,546
Total amount paid	$9,930	$29,340	$3,782	$3,983	$696,457	$743,492
Weighted-average price per share	$13.24	$19.56	$15.13	$15.93	$24.19	$23.57

As of December 31, 2011, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled approximately 3.5 million shares.

In addition to the above mentioned stock repurchases, during 2011, 2010, and 2009, we repurchased and then cancelled approximately 232,000 shares, 232,000 shares, and 195,000 shares for $4.4 million, $4.7 million, and $2.8 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Convertible Debt Securities. Under GAAP, convertible debt securities that may be settled in cash upon conversion (including partial cash settlement) must be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. The carrying amount of the equity component related to our convertible debt securities outstanding, included within additional paid-in capital, net of tax, as of December 31, 2011 and 2010, was $22.9 million and $61.1 million, respectively.

13. Equity Compensation Plans

Stock Incentive Plans

Summary of Stock Incentive Plans. As of December 31, 2011, we have three stock incentive plans, as summarized below:

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1997 Director Plan(1)	—	—
2005 Plan(2)	15,800,000	7,681,170

Total stockholder approved	15,800,000	7,681,170
2001 Plan(3)	—	—

Total	15,800,000	7,681,170

(1)	The Stock Option Plan for Non-Employee Directors (the “1997 Director Plan”) was adopted upon stockholder approval. No further grants may be made under the 1997 Director Plan, but any stock awards outstanding under the 1997 Director Plan remain in effect in accordance with their respective terms.
(2)	The 2005 Stock Incentive Plan was adopted upon stockholder approval. In 2011, our stockholders approved the amended and restated 2005 Stock Incentive Plan (the “2005 Plan”), which included an increase in the number of shares that may be issued under the plan from 12,400,000 shares to 15,800,000 shares. The shares available under the 2005 Plan have been reserved for issuance to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.

(3)	The 2001 Stock Incentive Plan (the “2001 Plan”) was adopted without stockholder approval. No further grants may be made under the 2001 Plan, but any stock awards outstanding under the 2001 Plan remain in effect in accordance with their respective terms.

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

We also issue restricted stock shares to key members of management that vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives (“Performance-Based Awards”). The structure of the performance goals for the Performance-Based Awards has been approved by our stockholders. The Performance-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Performance-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award is, in-substance, multiple awards.

A summary of our unvested restricted stock activity during 2011 is as follows:

	2011
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, January 1, 2011	1,803,971	$17.19
Awards granted	722,073	18.87
Awards forfeited/cancelled	(191,019)	17.42
Awards vested	(714,631)	17.29

Unvested awards, December 31, 2011	1,620,394	$17.87

The weighted-average grant date fair value per share of restricted stock shares granted during 2011, 2010, and 2009, was $18.87, $19.73, and $14.48, respectively. The total market value of restricted stock shares vesting during 2011, 2010, and 2009 was $13.5 million, $14.4 million, and $8.5 million, respectively.

Stock Options. In 2003, we began primarily granting restricted stock awards instead of stock options to employees and non-employee directors under our equity compensation plans. Historically, stock option awards were granted with an exercise price equal to the fair value of our common stock as of the date of grant and typically vested over four years, with a maximum term of ten years. No stock options were awarded during 2011, 2010, or 2009.

1996 Employee Stock Purchase Plan

As of December 31, 2011, we had an employee stock purchase plan whereby shares of our common stock have been reserved for sale to our employees through payroll deductions. In 2011, our stockholders approved the amended and restated 1996 Employee Stock Purchase Plan, which included an increase in the number of shares reserved for sales to our employees from 958,043 shares to 1,708,043 shares. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 2011, 2010, and 2009, 102,147, 70,595, and 88,368 shares, respectively, were purchased under the plan for $1.4 million ($10.74 to $18.05 per share), $1.2 million ($15.50 to $19.31 per share), and $1.1 million, ($11.25 to $16.46 per share), respectively. As of December 31, 2011, 723,338 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $12.2 million, $12.3 million, and $12.6 million, respectively, for 2011, 2010, and 2009. As of December 31, 2011, there was $19.4 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.5 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2011, 2010, and 2009, of $4.4 million, $4.6 million, and $4.9 million, respectively. The actual income tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for 2011, 2010, and 2009, totaled $5.1 million, $5.5 million, and $3.4 million, respectively.

14. Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2011:
Total revenues(1)	$183,092	$181,312	$182,753	$187,574
Total cost of revenues (exclusive of depreciation)	90,764	90,876	92,988	91,022
Operating income(1)(2)	24,104	22,371	22,767	27,043
Income before income taxes(2)	18,245	15,816	19,771	22,140
Income tax provision(3)	(6,751)	(6,801)	(9,292)	(10,846)
Net income(2)	11,494	9,015	10,479	11,294
Basic earnings per common share(2)	$0.35	$0.27	$0.32	$0.35
Diluted earnings per common share(2)	0.35	0.27	0.32	0.35
2010:
Total revenues(1)	$130,263	$131,346	$133,691	$154,079
Total cost of revenues (exclusive of depreciation)	72,972	74,837	67,795	74,200
Operating income(1)(4)	16,402	14,757	22,522	20,661
Income before income taxes(1)(4)(5)(6)	1,716	11,700	17,985	2,272
Income tax provision(7)	(652)	(234)	(6,295)	(4,063)
Net income (loss)(1)(4)(5)(6)(7)	1,064	11,466	11,690	(1,791)
Basic earnings (loss) per common share(1)(4)(5)(6)(7)	$0.03	$0.35	$0.36	$(0.05)
Diluted earnings (loss) per common share(1)(4)(5)(6)(7)	0.03	0.35	0.35	(0.05)

(1)	During the fourth quarter of 2010, we completed the Intec Acquisition, and as a result, one month of Intec operations are included in the fourth quarter 2010 results (see Note 3) and a full three months of Intec operations are included in each quarter in 2011. Additionally, in conjunction with the Intec Acquisition, during the third and fourth quarters of 2010, we incurred $2.6 million and $9.6 million, respectively, or $0.05 and $0.20 per diluted share impact, of Intec Acquisition-related charges.
(2)	During the second, third, and fourth quarters of 2011, we incurred restructuring expenses of $1.3 million, $1.7 million, and $4.9 million, respectively, or $0.02, $0.03, and $0.08 per diluted share (see Note 8).
(3)

Our effective income tax rates for the first, second, third, and fourth quarters of 2011 were 37%, 43%, 47% and 49%, respectively. The increasing rates in the second, third, and fourth quarters of 2011 were a result of increased anticipated losses in certain foreign tax jurisdictions for the year, for which we could not take benefit on at that time, which increased our overall effective income tax for the year.
(4)	In 2010, we completed the transition of our data processing and related computer services from FDC to Infocrossing (see Note 11). As a result, during the first, second, third, and fourth quarters of 2010, we incurred expenses of $7.7 million, $10.6 million, $1.8 million, and $0.3 million, respectively, or $0.14, $0.20, $0.04, and $0.01 per diluted share impact, related to these transition efforts.
(5)	The first, third, and fourth quarters of 2010 results of operations included losses of $11.0 million, $1.7 million, and $0.1 million, respectively, or $0.20, $0.03, and $0.00 per diluted share impact, related to the repurchase of $119.9 million, $23.2 million and $2.1 million of our 2004 Convertible Debt Securities (see Note 6).
(6)	During the fourth quarter of 2010, we incurred a loss of $14.0 million, or $0.30 per diluted share impact, related to foreign currency transactions in conjunction with the Intec Acquisition (see Note 3).
(7)	Our income tax provision for 2010 was impacted by the following items: (i) during the second quarter of 2010, the IRS completed an examination with respect to our 2006, 2007, and 2008 Federal income tax returns, which resulted in favorable adjustments to our liability for unrecognized income tax benefits of approximately $4 million; and (ii) differences in book and tax treatment of approximately $4 million, for certain expenses incurred during the fourth quarter in conjunction with the Intec Acquisition (see Note 9). These two matters essentially offset each other.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2012 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned “Executive Officers of the Registrant” included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2012 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2012 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2012 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2012 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits:

(1)	Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 51.

(2)	Financial Statement Schedules:

None. Any information required in the Financial Statement Schedules is provided in sufficient detail in our Financial Statements and notes thereto.

(3)	Exhibits

Exhibits are listed in the Exhibit Index on page 90.

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

Date: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD B. REED Donald B. Reed	Chairman of the Board of Directors	March 14, 2012

/s/ PETER E. KALAN Peter E. Kalan	Director, Chief Executive Officer, and President (Principal Executive Officer)	March 14, 2012

/s/ RANDY R. WIESE Randy R. Wiese	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2012

/s/ RONALD H. COOPER Ronald Cooper	Director	March 14, 2012

/s/ JOHN L. M. HUGHS John L. M. Hughs	Director	March 14, 2012

/s/ EDWARD C. NAFUS Edward C. Nafus	Director	March 14, 2012

/s/ JANICE I. OBUCHOWSKI Janice I. Obuchowski	Director	March 14, 2012

/s/ BERNARD W. REZNICEK Bernard W. Reznicek	Director	March 14, 2012

/s/ FRANK V. SICA Frank V. Sica	Director	March 14, 2012

/s/ DONALD V. SMITH Donald V. Smith	Director	March 14, 2012

/s/ JAMES A. UNRUH James A. Unruh	Director	March 14, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.10(21)	Implementation Agreement between CSG Systems International, Inc. and Intec

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(7)	Revised Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

4.10(5)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.20(5)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

4.25(17)	Letter agreement dated March 18, 2010 by and between CSG Systems International, Inc. and Quantum Partners Ltd. regarding $119,896,000 aggregate principal amount of CSG’s 2.5% Senior Subordinated Convertible Contingent Debt Securities due 2024

4.30(18)	Purchase Agreement dated February 24, 2010, by and between CSG Systems International, Inc., and Barclays Capital Inc., J.P. Morgan Securities Inc., and UBS Securities LLC

4.40(18)	Indenture dated March 1, 2010 between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.50(22)	$300,000,000 Amended and Restated Credit Agreement dated as of September 24, 2010, as Amended and Restated as of November 24, 2010, among CSG Systems International, Inc., as Borrower, The Guarantors Party Hereto, The Lenders Party Hereto, UBS Securities LLC and RBC Capital Markets as Joint Lead Arrangers and Joint Bookmanagers, RBS Capital Markets, as Syndication Agent, UBS Securities LLC, as Documentation Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance LLC, as Swingline Lender

10.02(24)	Second Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 17, 2011

10.04(24)	CSG Systems International, Inc. 2005 Stock Incentive Plan, as adopted on May 17, 2011

10.05(24)	CSG Systems International, Inc. Performance Bonus Program, as adopted on May 17, 2011

10.06(11)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15(19)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16(8)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.21*(13)	CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21A*(22)	Fifth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description

10.21B*(23)	Sixth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21C*(25)	Seventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21D*(26)	Eighth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21E*(26)	Ninth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21F*	Tenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21G*	Eleventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23*(16)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.23A*(19)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23B*(22)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23C*(23)	Tenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network, L.L.C.

10.23D*(25)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23E*(25)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23F*(25)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23G*(25)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C

10.23H*(26)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23I*	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.24*(15)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A*(15)	ComTec Processing and Production Services Agreement

10.24B*(15)	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24C*(22)	Forty-ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24*D(25)	Third Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description

10.24E*(25)	Fifty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24F*(25)	Fifty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24G*	Fifty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.39(13)	CSG Systems, Inc. Wealth Accumulation Plan, as amended August 15, 2008

10.44(3)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.47(12)	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.47A(13)	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.48(12)	Restated Employment Agreement with Peter E. Kalan, dated May 29, 2008

10.48A(13)	First Amendment to Restated Employment Agreement with Peter E. Kalan, dated August 19, 2008

10.49(12)	Restated Employment Agreement with Joseph T. Ruble, dated May 29, 2008

10.49A(13)	First Amendment to Restated Employment Agreement with Joseph T. Ruble, dated August 19, 2008

10.50(4)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51(14)	Employment Agreement with Bret C. Griess dated February 19, 2009

10.52(23)	Restated Employment Agreement with Michael J. Henderson, dated March 16, 2011

10.80(6)	Forms of Agreement for Equity Compensation

10.80A(10)	Forms of Agreement for Equity Compensation

10.80B(9)	Forms of Agreement for Equity Compensation

10.80C(11)	Forms of Agreement for Equity Compensation

10.81(13)	Forms of Agreement for Equity Compensation

10.82(23)	Forms of Agreement for Equity Compensation

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2005.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 8, 2009.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 18, 2010.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 24, 2010.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated July 13, 2010.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2011.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.