Form 10-Q
period 2012-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2012-05-09
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Shares of common stock outstanding at May 3, 2011: 33,978,977

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2012

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$178,408	$146,733
Short-term investments	10,147	12,097

Total cash, cash equivalents and short-term investments	188,555	158,830
Trade accounts receivable:
Billed, net of allowance of $2,925 and $2,421	170,909	179,804
Unbilled and other	27,791	30,981
Deferred income taxes	18,654	19,982
Income taxes receivable	1,324	4,139
Other current assets	17,400	16,224

Total current assets	424,633	409,960
Property and equipment, net of depreciation of $120,117 and $116,125	37,292	41,154
Software, net of amortization of $59,565 and $56,521	28,183	29,966
Goodwill	222,124	220,013
Client contracts, net of amortization of $166,174 and $159,225	94,359	98,403
Deferred income taxes	1,681	1,008
Other assets	13,951	14,393

Total assets	$822,223	$814,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$20,500	$27,000
Client deposits	31,768	30,523
Trade accounts payable	28,512	27,198
Accrued employee compensation	31,188	42,005
Income taxes payable	14,137	2,334
Deferred revenue	52,329	44,824
Other current liabilities	18,286	23,501

Total current liabilities	196,720	197,385

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $29,053 and $30,256	283,447	282,744
Deferred revenue	8,486	8,631
Income taxes payable	4,226	4,114
Deferred income taxes	24,534	28,188
Other non-current liabilities	19,618	19,121

Total non-current liabilities	340,311	342,798

Total liabilities	537,031	540,183

Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 34,127,496 and 33,822,232 shares outstanding	652	645
Additional paid-in capital	450,100	449,376
Treasury stock, at cost, 31,034,308 and 30,551,519 shares	(720,083)	(714,893)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	1	1
Unrecognized pension plan losses and prior service costs, net of tax	(1,803)	(1,794)
Unrecognized loss on change in fair value of interest rate swaps, net of tax	(769)	(618)
Cumulative foreign currency translation adjustments	1,293	(1,998)
Accumulated earnings	555,801	543,995

Total stockholders' equity	285,192	274,714

Total liabilities and stockholders' equity	$822,223	$814,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2012	March 31, 2011
Revenues:
Processing and related services	$136,314	$131,378
Software, maintenance and services	48,693	51,714

Total revenues	185,007	183,092

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	61,960	61,259
Software, maintenance and services	28,009	29,505

Total cost of revenues	89,969	90,764
Other operating expenses:
Research and development	27,922	28,638
Selling, general and administrative	31,625	33,339
Depreciation	5,837	6,247
Restructuring charges	702	—

Total operating expenses	156,055	158,988

Operating income	28,952	24,104

Other income (expense):
Interest expense	(4,152)	(4,341)
Amortization of original issue discount	(1,203)	(1,449)
Interest and investment income, net	220	234
Other, net	(205)	(303)

Total other	(5,340)	(5,859)

Income before income taxes	23,612	18,245
Income tax provision	(11,806)	(6,751)

Net income	$11,806	$11,494

Weighted-average shares outstanding - Basic:
Common stock	32,392	32,610
Participating restricted stock	66	327

Total	32,458	32,937

Weighted-average shares outstanding - Diluted:
Common stock	32,561	32,852
Participating restricted stock	66	327

Total	32,627	33,179

Earnings per common share:
Basic	$0.36	$0.35
Diluted	$0.36	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2012		March 31, 2011
Net income		$11,806		$11,494
Other comprehensive income, net of tax:
Unrealized pension plan gains and prior service costs		(9)		4
Cash flow hedges:
Unrealized loss on change in fair value of interest rate swap contracts, net of $93 tax	(153)		—
Less: Reclassification adjustment for losses included in net income, net of $(2) tax	(2)	(151)	—	—

Foreign currency translation adjustments		3,291		5,908

Other comprehesive income, net of tax		3,131		5,912

Total comprehensive income		$14,937		$17,406

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$11,806	$11,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	5,837	6,247
Amortization	10,302	10,146
Amortization of original issue discount	1,203	1,449
Gain on short-term investments and other	(8)	(13)
Deferred income taxes	(3,111)	7,904
Excess tax benefit of stock-based compensation awards	(286)	(814)
Stock-based employee compensation	3,147	3,274
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	13,252	4,085
Other current and non-current assets	(1,152)	(3,229)
Income taxes payable/receivable	14,614	(3,443)
Trade accounts payable and accrued liabilities	(14,045)	(24,301)
Deferred revenue	6,630	(14,688)

Net cash provided by (used in) operating activities	48,189	(1,889)

Cash flows from investing activities:
Purchases of property and equipment	(2,318)	(4,250)
Purchases of short-term investments	(10,142)	(12,680)
Proceeds from sale/maturity of short-term investments	12,100	15,000
Acquisition of and investments in client contracts	(1,693)	(2,383)

Net cash used in investing activities	(2,053)	(4,313)

Cash flows from financing activities:
Proceeds from issuance of common stock	556	335
Repurchase of common stock	(8,078)	(4,027)
Payments on acquired equipment financing	(417)	(427)
Payments on long-term debt	(7,000)	(37,500)
Payments of deferred financing costs	—	(205)
Excess tax benefit of stock-based compensation awards	286	814

Net cash used in financing activities	(14,653)	(41,010)

Effect of exchange rate fluctuations on cash	192	1,339

Net increase (decrease) in cash and cash equivalents	31,675	(45,873)
Cash and cash equivalents, beginning of period	146,733	197,858

Cash and cash equivalents, end of period	$178,408	$151,985

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$4,473	$4,581
Income taxes	242	2,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and December 31, 2011, and for the first quarters ended March 31, 2012 and 2011, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC. The results of operations for the first quarter ended March 31, 2012 are not necessarily indicative of the expected results for the entire year ending December 31, 2012.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “client deposits” in the accompanying Condensed Consolidated Balance Sheets (the “Balance Sheet” or “Balance Sheets”) and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements for those clients where we require advance deposits, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the first quarters of 2012 and 2011 were $67.4 million and $67.8 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of March 31, 2012, our cash equivalents consist primarily of institutional money market funds, commercial paper and time deposits held at major banks.

As of March 31, 2012, we had $4.8 million of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in Cash and cash equivalents in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2012 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, interest rate swap contracts, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Certain of our short-term investments and cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

All short-term investments held by us as of March 31, 2012 and December 31, 2011 have contractual maturities of less than one year from the time of acquisition. Our short-term investments at March 31, 2012 and December 31, 2011, consisted entirely of commercial paper. Proceeds from the sale/maturity of short-term investments for the first quarters of 2012 and 2011 were $12.1 million and $15.0 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds (1)	$96,545	$—	$96,545	$77,174	$—	$77,174
Commercial paper (2)	—	20,435	20,435	—	16,895	16,895

Total	$96,545	$20,435	$116,980	$77,174	$16,895	$94,069

Liabilities:
Interest rate swap contracts (3)	$—	$1,249	$1,249	$—	$1,005	$1,005

Total	$—	$1,249	$1,249	$—	$1,005	$1,005

(1)	As of March 31, 2012 and December 31, 2011, all of the money market funds were classified on our Balance Sheet in cash equivalents.
(2)	As of March 31, 2012 and December 31, 2011, of the total commercial paper, $10.3 million and $4.8 million, respectively, were classified on our Balance Sheet in cash equivalents, and $10.1 and $12.1 million, respectively, were classified on our Balance Sheet in short-term investments.
(3)	As of March 31, 2012 and December 31, 2011, the fair value of the interest rate swap contracts were classified on our Balance Sheet in other non-current liabilities.

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. As of March 31, 2012, the estimated fair value of our Credit Agreement debt of $183 million (carrying value including current maturities) was approximately $192 million, and was estimated using a discounted cash flow methodology. As of March 31, 2012, the estimated fair value of our $150 million (par value) convertible debt, based upon quoted market prices or recent sales activity, was approximately $146 million.

3.     STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarter of 2012, we repurchased 0.3 million shares of our common stock under the Stock Repurchase Program for $5.2 million (weighted-average price of $15.84 per share). We did not repurchase any shares under our Stock Repurchase Program during the first quarter of 2011. As of March 31, 2012, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 3.1 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the first quarters of 2012 and 2011, we repurchased from our employees and then cancelled 0.2 million shares of common stock for $2.9 million and 0.2 million shares of common stock for $4.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the first quarter of 2012 is as follows:

	Quarter Ended March 31, 2012
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,620,394	$17.87
Awards granted	985,691	16.40
Awards forfeited/cancelled	(33,000)	17.79
Awards vested	(535,322)	16.49

Unvested awards, ending	2,037,763	$17.51

Included in the awards granted during the first quarter of 2012, are performance-based awards for 150,313 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the first quarter of 2012 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the first quarters of 2012 and 2011 of $3.1 million and $3.3 million, respectively.

4.     EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income (the “Income Statement or Income Statements”). The amounts attributed to both common stock and participating restricted common stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended March 31,
	2012	2011
Net Income attributed to:
Common stock	$11,782	$11,380
Participating restricted common stock	24	114

Total	$11,806	$11,494

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended March 31,
	2012	2011
Weighted-average shares outstanding – Basic:
Common stock	32,392	32,610
Participating restricted common stock	66	327

Total	32,458	32,937

Weighted-average shares outstanding – Diluted:
Common stock	32,561	32,852
Participating restricted common stock	66	327

Total	33,627	33,179

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended March 31,
	2012	2011
Basic weighted-average common shares	32,392	32,610
Dilutive effect of common stock options	15	21
Dilutive effect of non-participating restricted common stock	154	221
Dilutive effect of 2010 Convertible Notes	—	—

Diluted weighted-average common shares	32,561	32,852

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock of 0.5 million and zero, respectively, for the first quarters of 2012 and 2011, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $24.45 per share.

5.     DEBT

Our long-term debt, as of March 31, 2012 and December 31, 2011, was as follows (in thousands):

	March 31, 2012	December 31, 2011
Credit Agreement:
Term loan, mandatory principal payments during term, with remaining principal balance due December 2015, interest at adjusted LIBOR plus 3.75% (combined rate of 4.23% at March 31, 2012 and 4.30% at December 31, 2011)	$183,000	$190,000
$100 million revolving loan facility, due December 2015, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized original issue discount (“OID”) of $29,053 and $30,256, respectively	120,947	119,744

	303,947	309,744
Current portion of long-term debt, net	(20,500)	(27,000)

Total long-term debt, net	$283,447	$282,744

Credit Agreement. During the first quarter of 2012, we made a $7.0 million mandatory repayment on our Term Loan as a result of defined excess cash flows. This payment satisfied the $5.0 million mandatory repayment for the first quarter of 2012 and $2.0 million of the $5.0 million mandatory repayment for the second quarter of 2012. In addition, in April 2012, we made a prepayment of $5.0 million on our Term Loan.

As of March 31, 2012, we were in compliance with the financial ratios and other covenants related to the Credit Agreement. As of March 31, 2012, we had no borrowings outstanding on our revolving loan facility and had the entire $100 million available to us.

2010 Convertible Notes. As of March 31, 2012, and as it relates to our 2010 Convertible Notes, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of March 31, 2012, the value of our conversion obligation did not exceed the par value of the 2010 Convertible Notes.

6.     DERIVATIVES

Interest Rate Swap Contracts. We are party to interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to the Term Loan component of our Credit Agreement.

A summary of our interest rate swap contracts as of March 31, 2012 is as follows (dollars in thousands):

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

As of March 31, 2012, the fair value of the interest rate swap contracts, reflected in other non-current liabilities in our Balance Sheet, was $1.2 million, with the loss, net of tax, reflected as a reduction in other comprehensive income.

Changes in the fair value of these interest rate swap contracts, designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations, are reported in accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of our Balance Sheet. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount of gains/losses reclassified from AOCI to income/loss (effective portions) for the first quarter of 2012 were not material. The estimated net losses on the interest rate swap contracts that will be reclassified into earnings within the next twelve months are not expected to be material. Our interest rate swap contracts qualify as effective relationships, and as a result, hedge ineffectiveness was not material during the first quarter of 2012.

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

We do not use derivative financial instruments for speculative purposes.

7.     LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the three months ended March 31, 2012, were as follows (in thousands):

January 1, 2012 balance	$220,013
Adjustments related to prior acquisitions	(14)
Effects of changes in foreign currency exchange rates	2,125

March 31, 2012 balance	$222,124

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of March 31, 2012 and December 31, 2011, the carrying values of these assets were as follows (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$260,533	$(166,174)	$94,359	$257,628	$(159,225)	$98,403
Software	87,748	(59,565)	28,183	86,487	(56,521)	29,966

Total	$348,281	$(225,739)	$122,542	$344,115	$(215,746)	$128,369

The total amortization expense related to intangible assets for the first quarters of 2012 and 2011 were $9.6 million and $9.4 million, respectively. Based on the March 31, 2012 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2012 – $37.8 million; 2013– $28.6 million; 2014 – $21.3 million; 2015 – $13.4 million; and 2016 – $9.5 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2012, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify certain of our officers and members of our Board of Directors if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2012. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In addition, we have received an administrative subpoena from the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) dated February 27, 2012. OFAC has requested that we provide documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. We are conducting an internal review to identify transactions by us involving the subject matter of the subpoena. The business dealings of our foreign subsidiaries in the jurisdiction that is the subject of the OFAC subpoena represent an insignificant amount of our consolidated revenues and income, and the business dealings generally consist of software licenses and related services. We cannot predict the ultimate outcome of this matter, the total costs to be incurred in response to this subpoena, or to what extent, if at all, we could be subject to fines, sanctions or other penalties. Thus, no reasonable estimate of the potential loss is possible. Other than described above, we are not presently a party to any material pending or threatened legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “2011 10-K”).

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

Company Overview

Our Company. We are one of the world’s largest and most established Business Support Solutions (“BSS”) providers primarily serving communications service providers, as well as clients in several complex and highly competitive industries. Our proven approach and solutions are based on our broad and deep experience in serving clients in the communications industry as their businesses have evolved from a single product offering to a highly complex, highly competitive, multi-product service offering. Our approach has centered on using the best technology for the various functions required to provide world-class solutions.

Our solutions help service providers streamline and scale operations, introduce and adapt products and services to meet customer demands, and address the challenges and opportunities brought about by change. Our broad suite of solutions helps our clients improve their business operations by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions, while at the same time, more efficiently managing the service provider’s cost structure. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the ever expanding needs of communications service providers to provide a differentiated, real-time, and personal experience for their consumers. This extensive suite of solutions includes active post-event mediation, service activation, convergent charging, customer management, billing, comprehensive partner settlement and content management and monetization, as well as marketing intelligence and analytics.

We generate approximately 60% of our revenues from the North American cable and satellite markets, approximately 30% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during 2011, we generated approximately 85% of our revenues from the Americas region, 10% of our revenues from the Europe, Middle East and Africa region, and 5% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

First Quarter Highlights. A summary of our results of operations for the first quarter of 2012, when compared to the first quarter of 2011, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2012	March 31, 2011
Revenues	$185,007	$183,092
Operating Results:
Operating income	28,952	24,104
Operating income margin	15.6%	13.2%
Diluted EPS	$0.36	$0.35
Supplemental Data:
ACP customer accounts (end of period)	49,228	49,081
Restructuring charges	$702	$—
Stock-based compensation	3,147	3,274
Amortization of acquired intangible assets	5,510	5,640
Amortization of OID	1,203	1,449

Revenues. Our revenues for the first quarter of 2012 were $185.0 million. This represents a 1% increase from revenues of $183.1 million for the same period in 2011.

Operating Results. Operating income for the first quarter of 2012 was $29.0 million, or a 15.6% operating income margin percentage, compared to $24.1 million, or a 13.2% operating income margin percentage, for the first quarter of 2011. The increase in operating income margin can be primarily attributed to the financial benefits of the restructuring activities undertaken during 2011.

Diluted EPS. Diluted EPS for the first quarter of 2012 was $0.36 per diluted share, which compares to $0.35 per diluted share for the first quarter of 2011. The increase in our effective income tax rate from 37% for the first quarter of 2011 to 50% for the first quarter of 2012 had a negative impact on diluted EPS for the first quarter of 2012 of approximately $0.10.

Cash and Cash Flows. As of March 31, 2012, we had cash, cash equivalents and short-term investments of $188.6 million, as compared to $158.8 million as of December 31, 2011, with the increase attributed to the cash generated from operations. Our cash flows from operating activities for the first quarter of 2012 were $48.2 million. See the Liquidity section for further discussion of our cash flows.

Significant Client Relationships

Client Concentration. A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), and Time Warner, Inc. (“Time Warner”). Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Comcast	20%	19%	19%
DISH	13%	13%	13%
Time Warner	<10%	10%	<10%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	March 31, 2012	December 31, 2011	March 31, 2011
Comcast	20%	19%	13%
DISH	14%	12%	13%
Time Warner	10%	11%	<10%

Contract Renewals. Our processing agreements with Comcast and Time Warner run through December 31, 2012, and March 31, 2013, respectively. We are currently engaged in discussions with Comcast and Time Warner regarding contract renewal terms. Although we believe our operating relationships with these key clients are good, there can be no assurances around the timing and/or the terms of any renewal arrangements at this time. The Comcast and Time Warner processing agreements and related material amendments, with confidential information redacted, are included in the exhibits to our periodic filings with the SEC.

See our 2011 10-K for additional discussion of our business relationships and contractual terms with the above mentioned significant clients.

Risk of Client Concentration. We expect to continue to generate a significant percentage of our future revenues from our three largest clients mentioned above. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. Should a significant client: (i) terminate or fail to renew their contracts with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Income Statements (in thousands):

	Quarter Ended
	March 31, 2012	March 31, 2011
Cost of processing and related services	$597	$676
Cost of software, maintenance and services	171	198
Research and development	353	422
Selling, general and administrative	2,026	1,978

Total stock-based compensation expense	$3,147	$3,274

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in the accompanying Income Statements (in thousands):

	Quarter Ended
	March 31, 2012	March 31, 2011
Cost of processing and related services	$759	$825
Cost of software, maintenance and services	4,751	4,811
Selling, general and administrative	—	4

Total amortization of acquired intangible assets	$5,510	$5,640

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations. Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; and (v) business combinations and asset purchases. These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2011 10-K.

Results of Operations

Total Revenues. Total revenues for the first quarter of 2012 were relatively consistent with that of the first quarter of 2011, increasing 1% to $185.0 million, from $183.1 million. The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended March 31,
	2012	2011
Revenues:
Processing and related services	$136,314	$131,378
Software, maintenance and services	48,693	51,714

Total revenues	$185,007	$183,092

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic regions for the first quarters of 2012 and 2011 were as follows (in thousands):

	Quarter Ended March 31,
	2012	2011
Americas (principally the U.S.)	$160,806	$156,438
Europe, Middle East and Africa (principally Europe)	17,640	18,826
Asia Pacific	6,561	7,828

Total revenues	$185,007	$183,092

Processing and related services revenues. Processing and related services revenues for the first quarter of 2012 increased 4% to $136.3 million, from $131.4 million for the first quarter of 2011. This increase can be primarily attributed to increased utilization of marketing services, continued adoption and use of our advanced customer interaction management solutions, and annual contractual price escalators for certain processing client contracts.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the first quarters of 2012 and 2011 was $1.9 million for both periods.

•	Total customer accounts processed on our ACP solution as of March 31, 2012 were 49.2 million, compared to 48.8 million as of December 31, 2011, and 49.1 million as of March 31, 2011.

Comcast is currently in the process of consolidating one of their markets, which is currently split in its use of customer care and billing systems between us and a competitor, onto the competitor’s solution. As a result, Comcast is expected to deconvert approximately 800,000 customer accounts from our solution during the second quarter of 2012. This deconversion is expected to reduce our revenues by approximately $4 million for the remainder of 2012.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the first quarter of 2012 decreased 6% to $48.7 million, from $51.7 million for the first quarter of 2011. The decrease can be primarily attributed to lower professional services revenues for the quarter, which is generally recognized on a percentage-of-completion basis.

Total Expenses. Our operating expenses for the first quarter of 2012 were $156.1 million, down 2% when compared to $159.0 million for the first quarter of 2011. This decrease reflects the financial benefits of the restructuring activities undertaken during 2011, however, is offset to a certain degree by an increase in our data processing costs, as a result of increased processing capacity as our clients businesses continue to grow and become more complex.

The components of total expenses are discussed in more detail below.

Cost of Revenues. See our 2011 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the first quarter of 2012 was $62.0 million, a slight increase when compared to $61.3 million for the first quarter of 2011. This increase is mainly attributed to increased data processing costs, discussed above, and is offset to a certain degree by the benefits we have achieved as a result of our restructuring activities undertaken during 2011. Total processing and related services cost as a percentage of our processing and related services revenues for the first quarters of 2012 and 2011 were 45.5% and 46.6%, respectively.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the first quarter of 2012 decreased 5% to $28.0 million, from $29.5 million for the first quarter of 2011. The cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the first quarters of 2012 and 2011 were 57.5% and 57.1%, respectively. The decrease in cost of software, maintenance and services year-over-year is in-line with the decline in software, maintenance and services revenues, as demonstrated by our relatively consistent cost as a percentage of revenue calculation. Additionally, included in cost of software, maintenance and services is amortization expense related to the acquired Intec intangible assets of $4.6 million and $4.5 million, respectively

Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses, and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of solutions. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software, maintenance and services as a percentage of our software, maintenance and services revenues may occur between periods.

R&D Expense. R&D expense for the first quarter of 2012 decreased 3% to $27.9 million, relatively consistent with $28.6 million for the first quarter of 2011. As a percentage of total revenues, R&D expense was 15.1% for the first quarter of 2012 compared to 15.6% for the first quarter of 2011. We did not capitalize any development costs during the quarters ended March 31, 2012 and 2011.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while turning transactions into revenues. This includes the continued investment in our BSS solutions aimed at improving a providers’ time-to-market, flexibility, scalability, and total cost of ownership. These efforts include the integration of the acquired Intec products into the CSG solution suite. We expect that our R&D investment activities in the near-term will be relatively consistent with this past quarter, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the first quarter of 2012 decreased 5% to $31.6 million, from $33.3 million for the first quarter of 2011. The decrease between periods is reflective of the restructuring activities undertaken during 2011. Our SG&A costs as a percentage of total revenues decreased to 17.1% for the first quarter of 2012, compared to 18.2% for the first quarter of 2011.

Depreciation Expense. Depreciation expense for the first quarter of 2012 was $5.8 million, relatively consistent with $6.2 million for the first quarter of 2011.

Operating Income. Operating income and operating income margin percentage for the first quarter of 2012 was $29.0 million, or 15.6% of total revenues, compared to $24.1 million, or 13.2% of total revenues for the first quarter of 2011. The increase in operating income reflects the financial benefits of the restructuring activities undertaken during 2011.

At this time, we expect our operating margin for the remainder of 2012 to decrease from the first quarter of 2012. This anticipated margin decrease going forward is primarily due to higher employee and data processing costs, as well as the projected loss of the Comcast customer accounts from our ACP processing solution, discussed earlier.

Income Tax Provision. The effective income tax rates for the first quarters of 2012 and 2011 were as follows:

Quarter Ended March 31,
2012	2011
50%	37%

For the full-year 2012 we are currently estimating an effective tax rate of 53%, which is higher than our 2011 full-year rate of 44% due to the anticipated losses in certain foreign tax jurisdictions that we cannot benefit from at this time, and the uncertainty around the Congressional approval of the U.S. research and experimentation credits by the end of 2012. In addition, as we work to implement our longer term global tax planning strategy, we may continue to experience volatility in our quarterly effective income tax rate.

Liquidity

Cash and Liquidity

As of March 31, 2012, our principal sources of liquidity for operating purposes included cash, cash equivalents and short-term investments of $188.6 million, compared to $158.8 million as of December 31, 2011. The $29.8 million increase from December 31, 2011 to March 31, 2012 can be attributed to our cash flows from operations, offset by: (i) our repayment of $7.0 million of borrowings under our Credit Agreement; and (ii) our purchase of $5.2 million of our common stock under our Stock Repurchase Program. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a five-year, $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in December 2015 (See Note 5 to the Financial Statements). As of March 31, 2012, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of March 31, 2012, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31, 2012	December 31, 2011
Americas (principally the U.S.)	$162,156	$132,535
Europe, Middle East and Africa (principally Europe )	21,038	21,169
Asia Pacific	5,361	5,126

Total cash, equivalents and short-term investments	$188,555	$158,830

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of March 31, 2012, we had $4.8 million of cash restricted as to use to collateralize outstanding letters of credit.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items (e.g., depreciation, amortization, amortization of OID, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2011 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our 2011 and 2012 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2011:
March 31 (1)	$39,687	$(41,576)	$(1,889)
June 30 (2)	21,753	(21,040)	713
September 30 (3)	34,549	(4,239)	30,310
December 31(3)	34,348	(2,523)	31,825
2012:
March 31(4)	$28,890	$19,299	$48,189

(1)	The large decrease in operating assets and liabilities for the first quarter of 2011 relates primarily to: (i) the change of the monthly invoice timing for DISH that had a negative $20 million impact; and (ii) the timing of payments for several items specific to the first quarter, including the approximately $8 million of Intec acquisition-related expenses and the 2010 employee incentive performance bonuses, both of which were accrued expenses as of December 31, 2010.
(2)	As a result of the payment of our 2004 Convertible Debt Securities, discussed in Note 5 to our Financial Statements, $6 million of deferred income tax liabilities associated with the debt became payable and were reclassified to current income taxes payable as of June 30, 2011. Although this was neutral to our overall cash flows from operating activities, it provided a negative impact to our operations portion of cash flows from operating activities and a benefit to our changes in operating assets and liabilities. Additionally, the changes in operating assets and liabilities for the second quarter of 2011 were negatively impacted by the increase in accounts receivable in addition to decreases in deferred revenue and accrued liabilities.
(3)	During the third and fourth quarter of 2011, we paid $4.4 million and $1.6 million, respectively, of the deferred tax liabilities discussed in Note 2 above, thus negatively impacting the changes in operating assets and liabilities in each respective quarter by these amounts.
(4)	Cash flows from operating activities for the first quarter of 2012 were positively impacted by changes in operating assets and liabilities, of which approximately $15 million can be attributed to the timing of our income tax payable.

Our cash flows from operating activities for the quarters ended March 31, 2011 and June 30, 2011 were unusually low for us, caused mainly by the one-time, nonrecurring items highlighted in Note 1 and 2 in the table above, and fluctuations in working capital items. However, as the table above illustrates, the operations portion of our cash flows from operating activities remains a very strong measure for us, and is relatively consistent between periods. The variations in our cash flows from operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses) . We expect that we will continue to see some quarter-end variability in our operating assets and liabilities in future quarters, however, over longer periods of time, we do not expect this to be a factor in our ability to continue to generate strong cash flows.

Significant fluctuations in key operating assets and liabilities between 2012 and 2011 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2011:
March 31	$150,592	$(1,958)	$148,634	53
June 30	168,977	(2,541)	166,436	59
September 30	159,748	(2,472)	157,276	61
December 31	182,225	(2,421)	179,804	60
2012:
March 31	173,834	(2,925)	170,909	61

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

As a global provider of software and professional services, a portion of our accounts receivable balance relates to clients outside the U.S. As a result, this diversity in the geographic composition of our client base impacts our DBO as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions. For example, our ability to bill (i.e., send an invoice) and collect arrangement fees may be dependent upon, among other things: (i) the completion of various client administrative matters, local country billing protocols and processes (including local cultural differences), and/or non-client administrative matters; (ii) us meeting certain contractual invoicing milestones; or (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project.

Accrued Employee Compensation

Accrued employee compensation decreased $10.8 million, from $42.0 million as of December 31, 2011, to $31.2 million as of March 31, 2012. This decrease is primarily due to: (i) the payment of the 2011 employee incentive performance bonuses in March 2012; and (ii) the timing of payment of employee wages and other benefits.

Income Taxes Payable/Receivable

As of March 31, 2012, we were in a net income taxes payable position of $17.0 million, as compared to December 31, 2011, where we were in a net income taxes payable position of $2.3 million. This $14.7 million increase is due to the normal timing differences related primarily to the timing our estimated tax payments.

Deferred Revenue

Total deferred revenue (current and non-current) increased $7.3 million, from $53.5 as of December 31, 2011, to $60.8 million as of March 31, 2012, mainly as a result of annual recurring services that are typically billed in the first quarter of each year.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments. During the first quarters of 2012 and 2011, we purchased $10.1 million and $12.7 million, respectively, and sold (or had mature) $12.1 million and $15.0 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the first quarters of 2012 and 2011, for property and equipment, and investments in client contracts were as follows (in thousands):

	Quarter Ended March 31,
	2012	2011
Property and equipment	$2,318	$4,250
Client contracts	1,693	2,383

The property and equipment expenditures during the first quarter of 2012 consisted principally of investments in computer hardware, software, and related equipment.

The investments in client contracts for the first quarters of 2012 and 2011 relate to client incentive payments (zero and $0.5 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($1.7 million and $1.9 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our long-term debt.

Repurchase of Common Stock. During the first quarter of 2012, we repurchased approximately 328,000 of our common stock under the guidelines of our Stock Repurchase Program for $5.2 million. We did not repurchase any shares of our common stock during the first quarter of 2011. In addition, outside of our Stock Repurchase Program, during the first quarters of 2012 and 2011, we repurchased from our employees and then cancelled approximately 179,000 shares and 203,000 shares of our common stock for $2.9 million and $4.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term debt. During the first quarter of 2012, we made $7.0 million of principal repayments as a result of defined excess cash flow based on our 2011 results of operations, which also satisfied our first quarter of 2012 mandatory repayment of $5 million.

During the first quarter of 2011, we: (i) repaid the $35 million outstanding balance of the Revolver; and (iii) made $2.5 million of mandatory repayments on the Term Loan.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of March 31, 2012, we had cash, cash equivalents, and short-term investments of $188.6 million, of which approximately 85% is in U.S. Dollars, and held in the United States. We do have $4.8 million restricted as to use to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the United States, we do not anticipate any material amounts being unavailable for use in running our business.

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

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past under our Stock Repurchase Program. During the first quarter of 2012, we repurchased approximately 328,000 shares of our common stock for $5.2 million ($15.84 per share) under our Stock Repurchase Program. As of March 31, 2012, we have 3.1 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients. Our most recent acquisition was the Intec acquisition in November 2010 where we paid cash related to the transaction of approximately $378 million (or $269 million, net of cash acquired).

•

Capital Expenditures. During the first quarter of 2012, we spent $2.3 million on capital expenditures. At this time, we expect our 2012 capital expenditures to be approximately $30 million. As of March 31, 2012, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the first quarter of 2012, we made no client incentive payments. Any commitments to make future payments of this nature are payable by us only upon certain of our clients bringing additional customer accounts onto our processing solutions. As of March 31, 2012, we did not have any material commitments for such investments.

•

Long-Term Debt Service. As of March 31, 2012, our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $183.0 million. During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time is only for the $4.5 million of interest expense due annually on the notes. In April 2012, we made a prepayment of $5 million on our Credit Agreement. Over the next 12 months, the mandatory repayments and the cash interest expense (based upon current rates) for our Credit Agreement are approximately $20.5 million and $7.8 million, respectively. We have the ability to make prepayments on our Credit Agreement without penalty.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2012, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

Market Risk Related to Long-Term Debt. The interest rate on our convertible debt is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under the Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. Refer to Note 5 to our Financial Statements for further details of our long-term debt.

As of March 31, 2012, we are a party to interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to the Term Loan component of our Credit Agreement. See Note 6 to our Financial Statements for further details on the interest rate swap contracts.

As a result of the interest rate swap contracts, as of March 31, 2012, we were exposed to fluctuations in interest rate movements on $98.0 million of our Term Loan. We expect our exposure amount to fluctuate over the term of the interest rate swap contracts as the interest rate swap contracts expire and the balance due under the Credit Agreement is repaid through mandatory repayments or prepayments.

A hypothetical adverse change of 10% in the March 31, 2012 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2012 and December 31, 2011 were $178.4 million and $146.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2012 and December 31, 2011 were $10.1 million and $12.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the first quarter of 2012, we generated approximately 88% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of March 31, 2012 and December 31, 2011, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2012		December 31, 2011
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling $	$(53)	$1,344	$—	$221
Euro $	8	7,465	(23)	4,940
U.S. Dollar	(239)	14,081	(140)	18,221
Other	(82)	878	(4)	638

Totals	$(366)	$23,768	$(167)	$24,020

A hypothetical adverse change of 10% in the March 31, 2012 exchange rates would not have had a material impact upon our results of operations.

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

CSG SYSTEMS INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As previously disclosed, we have received an administrative subpoena from OFAC dated February 27, 2012. OFAC has requested that we provide documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. We are conducting an internal review to identify transactions by us involving the subject matter of the subpoena. The business dealings of our foreign subsidiaries in the jurisdiction that is the subject of the OFAC subpoena represent an insignificant amount of our consolidated revenues (less than 1%) and income, and the business dealings generally consist of software licenses and related services. We cannot predict the ultimate outcome of this matter, the total costs to be incurred in response to this subpoena, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to fines, sanctions or other penalties. Thus, no reasonable estimate of the potential loss is possible. Other than described above, in the opinion of our management, we are not presently a party to any material pending or threatened legal proceedings.

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

Over the past decade, the worldwide communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, we generate approximately 40% of our revenues from three clients, which are (in order of size) Comcast, DISH, and Time Warner, that each individually accounted for approximately 10% or more of our total revenues. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients.

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

Software license, professional services, and software maintenance services revenues are a significant percentage of our total revenues. As our total revenues grow, so too does the risk associated with meeting financial expectations for revenues derived from our software licenses, professional services, and software maintenance services offerings. As a result, there is a proportionately increased likelihood that we may fail to meet revenue and earnings expectations of the investment community. Should we fail to meet analyst expectations, by even a relatively small amount, it would most likely have a disproportionately negative impact upon the market price of our common stock.

We May Not Be Successful in the Integration of Our Acquisitions.

As part of our growth strategy, we seek to acquire assets, technology, and businesses which will provide the technology and technical personnel to expedite our product development efforts, provide complementary solutions, or provide access to new markets and clients.

Our 2010 acquisition of Intec provides us with many opportunities and challenges. Intec represents a significant increase in revenue, adds approximately 1,500 employees, and gives us operations in 24 countries where we did not previously have operations. Integrating this many people, processes, and operations presents new risks to the business that must be managed carefully. If not, it could have a material impact on operations and cause results to differ significantly from expectations.

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

Our International Operations Subject Us to Additional Risks.

We currently conduct a portion of our business outside the U.S. We are subject to certain risks associated with operating internationally including the following items:

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

•	Trade barriers;

•	U.S. government sanctions;

•	Complying with varied legal and regulatory requirements across jurisdictions;

•	Reduced protection for intellectual property rights in some countries;

•	Inability to recover value added taxes and/or goods and services taxes in foreign jurisdictions;

•	Political instability and threats of terrorism; and

•	A potential adverse impact to our overall effective income tax rate resulting from, among other things:

•	Operations in foreign countries with higher tax rates than the U.S.;

•	The inability to utilize certain foreign tax credits; and

•	The inability to utilize some or all of losses generated in one or more foreign countries.

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

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payment can be made. As part of our business, we regularly deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. We inform our personnel and third-party sales representatives of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements. We have also developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anticorruption laws.

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

We have received an administrative subpoena from OFAC dated February 27, 2012. OFAC has requested that we provide documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. We are conducting an internal review to identify transactions by us involving the subject matter of the subpoena. We cannot predict the ultimate outcome of this matter, the total costs to be incurred in response to this subpoena, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure compliance with U.S. sanctions regulations or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

We rely on a combination of trade secret, copyright, trademark, and patent laws in the U.S. and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. Others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying or use, which could adversely affect our competitive position.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $220 million of goodwill, and $160 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts). These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the first quarter of 2012 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 – January 31	1,635	$15.59	—	3,454,096
February 1 – February 29	114,858	16.17	—	3,454,096
March 1 – March 31	390,456	15.87	327,500	3,126,596

Total	506,949	$15.94	327,500

[1]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2012

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President, Chief Financial Officer, and
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting
Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.23J*	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23K*	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23L*	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23M*	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23N*	Twenty-first Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.