Form 10-Q
period 2012-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2012-08-09
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Shares of common stock outstanding at August 3, 2012: 33,685,903

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2012

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$175,963	$146,733
Short-term investments	20,099	12,097

Total cash, cash equivalents and short-term investments	196,062	158,830
Trade accounts receivable:
Billed, net of allowance of $2,802 and $2,421	163,392	179,804
Unbilled and other	28,683	30,981
Deferred income taxes	19,675	19,982
Income taxes receivable	4,800	4,139
Other current assets	20,139	16,224

Total current assets	432,751	409,960
Property and equipment, net of depreciation of $125,029 and $116,125	37,741	41,154
Software, net of amortization of $62,602 and $56,521	28,638	29,966
Goodwill	219,933	220,013
Client contracts, net of amortization of $172,700 and $159,225	88,100	98,403
Deferred income taxes	2,320	1,008
Other assets	13,345	14,393

Total assets	$822,828	$814,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$18,000	$27,000
Client deposits	30,818	30,523
Trade accounts payable	30,450	27,198
Accrued employee compensation	39,881	42,005
Income taxes payable	4,777	2,334
Deferred revenue	57,958	44,824
Other current liabilities	19,915	23,501

Total current liabilities	201,799	197,385

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $27,827 and $30,256	277,173	282,744
Deferred revenue	8,012	8,631
Income taxes payable	4,278	4,114
Deferred income taxes	23,194	28,188
Other non-current liabilities	17,689	19,121

Total non-current liabilities	330,346	342,798

Total liabilities	532,145	540,183

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000 shares authorized; 33,790 and 33,822 shares outstanding	652	645
Additional paid-in capital	453,879	449,376
Treasury stock, at cost, 31,380 and 30,707 shares	(725,521)	(714,893)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	1	1
Unrecognized pension plan losses and prior service costs, net of tax	(1,803)	(1,794)
Unrecognized loss on change in fair value of interest rate swaps, net of tax	(716)	(618)
Cumulative foreign currency translation adjustments	(3,480)	(1,998)
Accumulated earnings	567,671	543,995

Total stockholders’ equity	290,683	274,714

Total liabilities and stockholders’ equity	$822,828	$814,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues:
Processing and related services	$133,362	$129,113	$269,676	$260,491
Software, maintenance and services	50,489	52,199	99,182	103,913

Total revenues	183,851	181,312	368,858	364,404

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	62,334	60,802	124,294	122,061
Software, maintenance and services	30,186	30,074	58,195	59,579

Total cost of revenues	92,520	90,876	182,489	181,640
Other operating expenses:
Research and development	27,794	27,920	55,716	56,558
Selling, general and administrative	33,799	32,526	65,424	65,865
Depreciation	5,874	6,273	11,711	12,520
Restructuring charges	119	1,346	821	1,346

Total operating expenses	160,106	158,941	316,161	317,929

Operating income	23,745	22,371	52,697	46,475

Other income (expense):
Interest expense	(4,106)	(4,325)	(8,258)	(8,666)
Amortization of original issue discount	(1,226)	(1,420)	(2,429)	(2,869)
Interest and investment income, net	152	175	372	409
Other, net	277	(985)	72	(1,288)

Total other	(4,903)	(6,555)	(10,243)	(12,414)

Income before income taxes	18,842	15,816	42,454	34,061
Income tax provision	(6,972)	(6,801)	(18,778)	(13,552)

Net income	$11,870	$9,015	$23,676	$20,509

Weighted-average shares outstanding - Basic:
Common stock	32,194	32,866	32,293	32,738
Participating restricted stock	1	161	34	244

Total	32,195	33,027	32,327	32,982

Weighted-average shares outstanding - Diluted:
Common stock	32,309	33,072	32,435	32,962
Participating restricted stock	1	161	34	244

Total	32,310	33,233	32,469	33,206

Earnings per common share:
Basic	$0.37	$0.27	$0.73	$0.62
Diluted	$0.37	$0.27	$0.73	$0.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income	$11,870	$9,015	$23,676	$20,509
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,773)	410	(1,482)	6,318
Unrealized holding losses on short-term investments arising during period	—	1	—	1
Unrealized pension plan losses and prior service costs	—	—	(9)	4
Cash flow hedges:
Unrealized gains (losses) on change in fair value of interest rate swap contracts (net of tax effect of $(33), $263, $61, and $263)	53	(420)	(98)	(420)
Reclassification adjustment for losses included in net income (net of tax effect of $49, $11, $51, and $11)	80	18	82	18

Net change in cash flow hedges	133	(402)	(16)	(402)

Other comprehensive income, net of tax	(4,640)	9	(1,507)	5,921

Total comprehensive income	$7,230	$9,024	$22,169	$26,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$23,676	$20,509
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	11,711	12,520
Amortization	21,096	21,215
Amortization of original issue discount	2,429	2,869
Gain on short-term investments and other	(23)	(34)
Deferred income taxes	(6,342)	(1,344)
Excess tax benefit of stock-based compensation awards	(288)	(824)
Stock-based employee compensation	6,529	6,529
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	18,117	(17,769)
Other current and non-current assets	(3,951)	(2,175)
Income taxes payable/receivable	1,842	8,398
Trade accounts payable and accrued liabilities	(3,196)	(28,987)
Deferred revenue	13,168	(22,083)

Net cash provided by (used in) operating activities	84,768	(1,176)

Cash flows from investing activities:
Purchases of property and equipment	(13,550)	(11,061)
Purchases of short-term investments	(24,779)	(19,968)
Proceeds from sale/maturity of short-term investments	16,800	17,700
Acquisition of and investments in client contracts	(2,948)	(4,479)

Net cash used in investing activities	(24,477)	(17,808)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,007	753
Repurchase of common stock	(13,541)	(4,049)
Payments on acquired equipment financing	(663)	(834)
Payments on long-term debt	(17,000)	(64,149)
Payments of deferred financing costs	—	(205)
Excess tax benefit of stock-based compensation awards	288	824

Net cash used in financing activities	(29,909)	(67,660)

Effect of exchange rate fluctuations on cash	(1,152)	3,141

Net increase (decrease) in cash and cash equivalents	29,230	(83,503)
Cash and cash equivalents, beginning of period	146,733	197,858

Cash and cash equivalents, end of period	$175,963	$114,355

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$6,738	$7,233
Income taxes	23,115	6,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and December 31, 2011, and for the second quarters and six months ended June 30, 2012 and 2011, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC. The results of operations for the second quarter and six months ended June 30, 2012 are not necessarily indicative of the expected results for the entire year ending December 31, 2012.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “Client deposits” in the accompanying Condensed Consolidated Balance Sheets (the “Balance Sheet” or “Balance Sheets”) and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements for those clients where we require advance deposits, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the second quarters of 2012 and 2011 were $65.1 million and $65.3 million, respectively, and for the six months ended June 30, 2012 and 2011 were $132.5 million and $133.1 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of June 30, 2012, our cash equivalents consist primarily of institutional money market funds, commercial paper and time deposits held at major banks.

As of June 30, 2012, we had $2.9 million of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in “Cash and cash equivalents” in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of June 30, 2012 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, interest rate swap contracts, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Certain of our short-term investments and cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

All short-term investments held by us as of June 30, 2012 and December 31, 2011 have contractual maturities of less than one year from the time of acquisition and consisted entirely of commercial paper. Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2012 and 2011 were $16.8 million and $17.7 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$80,781	$—	$80,781	$77,174	$—	$77,174
Commercial paper	—	7,999	7,999	—	4,798	4,798
Short-term investments:
Commercial paper	—	15,744	15,744	—	12,097	12,097
U.S. government agency bonds	—	4,355	4,355	—	—	—

Total	$80,781	$28,098	$108,879	$77,174	$16,895	$94,069

Liabilities:
Interest rate swap contracts (1)	$—	$1,164	$1,164	$—	$1,005	$1,005

Total	$—	$1,164	$1,164	$—	$1,005	$1,005

(1)	As of June 30, 2012 and December 31, 2011, the fair value of the interest rate swap contracts were classified on our Balance Sheet in “Other non-current liabilities”.

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. As of June 30, 2012, the estimated fair value of our Credit Agreement debt of $173 million (carrying value including current maturities) was approximately $184 million, and was estimated using a discounted cash flow methodology. As of June 30, 2012, the estimated fair value of our $150 million (par value) convertible debt, based upon quoted market prices or recent sales activity, was approximately $152 million.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the six months ended June 30, 2012, we repurchased 0.7 million shares of our common stock under the Stock Repurchase Program for $10.6 million (weighted-average price of $15.80 per share). We did not repurchase any shares under our Stock Repurchase Program during the six months ended June 30, 2011. As of June 30, 2012, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 2.8 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the six months ended June 30, 2012 and 2011, we repurchased from our employees and then cancelled 0.2 million shares of common stock for $2.9 million and 0.2 million shares of common stock for $4.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the second quarter and six months ended June 30, 2012 is as follows:

	Quarter Ended June 30, 2012		Six Months Ended June 30, 2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested awards, beginning	2,037,763	$17.51	1,620,394	$17.87
Awards granted	11,000	16.20	996,691	16.39
Awards forfeited/cancelled	(31,175)	17.69	(64,175)	17.73
Awards vested	(5,125)	16.28	(540,447)	16.49

Unvested awards, ending	2,012,463	$17.50	2,012,463	$17.50

Included in the awards granted during the six months ended June 30, 2012, are performance-based awards for 150,313 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the six months ended June 30, 2012 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the second quarters of 2012 and 2011 of $3.4 million and $3.2 million, respectively, and $6.5 million for the both the six months ended June 30, 2012 and 2011.

4. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income (the “Income Statement” or “Income Statements”). The amounts attributed to both common stock and participating restricted common stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income attributed to:
Common stock	$11,870	$8,971	$23,651	$20,357
Participating restricted common stock	—	44	25	152

Total	$11,870	$9,015	$23,676	$20,509

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average shares outstanding – Basic:
Common stock	32,194	32,866	32,293	32,738
Participating restricted common stock	1	161	34	244

Total	32,195	33,027	32,327	32,982

Weighted-average shares outstanding – Diluted:
Common stock	32,309	33,072	32,435	32,962
Participating restricted common stock	1	161	34	244

Total	32,310	33,233	32,469	33,206

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted-average common shares	32,194	32,866	32,293	32,738
Dilutive effect of common stock options	9	22	12	22
Dilutive effect of non-participating restricted common stock	106	184	130	202
Dilutive effect of 2010 Convertible Notes	—	—	—	—

Diluted weighted-average common shares	32,309	33,072	32,435	32,962

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock of 0.6 million and zero, respectively, for the second quarter of 2012 and 2011, and 0.5 million and zero for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $24.45 per share.

5. DEBT

Our long-term debt, as of June 30, 2012 and December 31, 2011, was as follows (in thousands):

	June 30, 2012	December 31, 2011
Credit Agreement:
Term loan, mandatory principal payments during term, with remaining principal balance due December 2015, interest at adjusted LIBOR plus 3.75% (combined rate of 4.22% at June 30, 2012 and 4.30% at December 31, 2011)	$173,000	$190,000

$100 million revolving loan facility, due December 2015, interest at adjusted LIBOR plus applicable margin	—	—

Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized original issue discount (“OID”) of $27,827 and $30,256, respectively	122,173	119,744

	295,173	309,744
Current portion of long-term debt, net	(18,000)	(27,000)

Total long-term debt, net	$277,173	$282,744

Credit Agreement. During the six months ended June 30, 2012, we made $17.0 million of principal repayments, of which $10 million was mandatory repayments and $7.0 million was voluntary repayments that can be applied to future mandatory repayments.

As of June 30, 2012, we were in compliance with the financial ratios and other covenants related to the Credit Agreement. As of June 30, 2012, we had no borrowings outstanding on our revolving loan facility and had the entire $100 million available to us.

2010 Convertible Notes. As of June 30, 2012, and as it relates to our 2010 Convertible Notes, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of June 30, 2012, the value of our conversion obligation did not exceed the par value of the 2010 Convertible Notes.

6. DERIVATIVES

Interest Rate Swap Contracts. We are party to interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to the Term Loan component of our Credit Agreement.

A summary of our interest rate swap contracts as of June 30, 2012 is as follows (dollars in thousands):

	Beginning of Term	End of Term	Weighted-Average Notional Amount Over Term	Fixed Rate
2012 Swap	March 13, 2012	March 13, 2013	$78,000	1.085%
2013 Swap	March 13, 2013	March 13, 2014	51,000	2.181%

We have designated our interest rate swap contracts as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty over the lives of the contracts in exchange for us making fixed-rate payments to the counterparty over the lives of the contracts without exchange of the underlying notional amount.

As of June 30, 2012, the fair value of the interest rate swap contracts, reflected in other non-current liabilities in our Balance Sheet, was $1.2 million, with the loss, net of tax, reflected as a reduction in other comprehensive income.

Changes in the fair value of these interest rate swap contracts, designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations, are reported in accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of our Balance Sheet. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount of gains/losses reclassified from AOCI to income/loss (effective portions) for the quarter and six months ended June 30, 2012 were not material. The estimated net losses on the interest rate swap contracts that will be reclassified into earnings within the next twelve months are not expected to be material. Our interest rate swap contracts qualify as effective relationships, and as a result, hedge ineffectiveness was not material during the quarter and six months ended June 30, 2012.

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

We do not use derivative financial instruments for speculative purposes.

7. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2012, were as follows (in thousands):

January 1, 2012 balance	$220,013
Adjustments related to prior acquisitions	(28)
Effects of changes in foreign currency exchange rates	(52)

June 30, 2012 balance	$219,933

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of June 30, 2012 and December 31, 2011, the carrying values of these assets were as follows (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$260,800	$(172,700)	$88,100	$257,628	$(159,225)	$98,403
Software	91,240	(62,602)	28,638	86,487	(56,521)	29,966

Total	$352,040	$(235,302)	$116,738	$344,115	$(215,746)	$128,369

The total amortization expense related to intangible assets for the second quarters of 2012 and 2011 were $10.1 million and $10.3 million, respectively, and $19.7 million for the both the six months ended June 30, 2012 and 2011. Based on the June 30, 2012 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2012 – $38.4 million; 2013 – $28.1 million; 2014 – $20.5 million; 2015 – $12.9 million; and 2016 – $9.9 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2012, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2012. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In addition, we have received an administrative subpoena from the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), dated February 27, 2012, requesting documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. The business dealings of our foreign subsidiaries in the jurisdiction that is the subject of the OFAC subpoena represent an insignificant amount of our consolidated revenues and income, and the business dealings generally consist of software licenses and related services. We have conducted an internal review to identify transactions by us involving the subject matter of the subpoena as well as with any other sanctioned or embargoed entity or jurisdiction. On July 13, 2012, we delivered to OFAC a response to the administrative subpoena. We cannot predict the ultimate outcome of this matter or the total costs to be incurred in response to this subpoena. We believe there is a likelihood that a loss may be realized, but that no reasonable estimate of the loss can be made. On July 13, 2012, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in another sanctioned/embargoed country. These business dealings likewise represent an insignificant amount of our consolidated revenues and income, and the business dealings generally consist of a software license and related services. We cannot predict the ultimate outcome of this voluntary disclosure or the total costs which may be involved. We believe there is a likelihood that a loss may be realized related to this voluntary disclosure, but that no reasonable estimate of the loss can be made. Other than the OFAC matters described above, we are not presently a party to any material pending or threatened legal proceedings.

9. SUBSEQUENT EVENT

On July 13, 2012, we acquired Ascade, an independent Swedish software company who provides trading and routing software solutions to telecommunications companies globally. The total cost of the acquisition, excluding acquisition-related costs, was approximately $19 million and was paid in cash from our existing cash resources. We acquired Ascade to integrate Acsade’s trading and routing solution, Ascade7, into our Wholesale Business Management Solution (“WBMS”) and to expand and strengthen our geographic presence in the telecommunications wholesale marketplace.

We are in the early stages of the Ascade purchase accounting, but estimate a significant portion of the purchase price will be allocated to acquired intangible assets, including goodwill. The results of Ascade will be included in our results of operations for the periods subsequent to the acquisition date. Pro forma information on our historical results of operations to reflect the acquisition of Ascade will not be presented as Ascade’s results of operations during the prior periods are not material to our results of operations.

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

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined within Part II Item 1A., “Risk Factors”. Our Risk Factors constitute an integral part of this report, and readers are strongly encouraged to review this section closely in conjunction with MD&A.

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

We generate approximately 60% of our revenues from the North American cable and satellite markets, approximately 30% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the first half of 2012, we generated over 85% of our revenues from the Americas region, approximately 10% of our revenues from the Europe, Middle East and Africa region, and approximately 5% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

Second Quarter Highlights. A summary of our results of operations for the second quarter of 2012, when compared to the second quarter of 2011, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2012	June 30, 2011
Revenues	$183,851	$181,312
Operating Results:
Operating income	23,745	22,371
Operating income margin	12.9%	12.3%
Diluted EPS	$0.37	$0.27
Supplemental Data:
ACP customer accounts (end of period)	49,171	48,860
Restructuring charges	$119	$1,346
Stock-based compensation	3,382	3,255
Amortization of acquired intangible assets	5,545	5,739
Amortization of OID	1,226	1,420

Revenues. Our revenues for the second quarter of 2012 were $183.9 million. This represents a 1% increase from revenues of $181.3 million for the same period in 2011.

Operating Results. Operating income for the second quarter of 2012 was $23.7 million, or a 12.9% operating income margin percentage, compared to $22.4 million, or a 12.3% operating income margin percentage, for the second quarter of 2011. The increase in operating income and operating income margin percentage can be primarily attributed to the increase in revenues between periods.

Diluted EPS. Diluted EPS for the second quarter of 2012 was $0.37 per diluted share, which compares to $0.27 per diluted share for the second quarter of 2011. During the second quarter of 2012, we were able to recognize the benefit of some recently approved state income tax code changes that resulted in an effective income tax rate for the quarter of 37%. This compares to 43% for the second quarter of 2011. The reduction in the effective income tax rate had a positive impact on diluted EPS for the second quarter of 2012 of approximately $0.03 per share.

Cash and Cash Flows. As of June 30, 2012, we had cash, cash equivalents and short-term investments of $196.1 million, as compared to $188.6 million as of March 31, 2012 and $158.8 million as of December 31, 2011, with the increase attributed to the cash generated from operations. Our cash flows from operating activities for the second quarter of 2012 were $36.6 million. See the Liquidity section for further discussion of our cash flows.

Significant Client Relationships

Client Concentration. A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), and Time Warner, Inc. (“Time Warner”). Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	June 30, 2012	March 31, 2012	June 30, 2011
Comcast	19%	20%	18%
DISH	14%	13%	12%
Time Warner	10%	<10%	11%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	June 30, 2012	March 31, 2012	December 31, 2011
Comcast	21%	20%	19%
DISH	15%	14%	12%
Time Warner	8%	10%	11%

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

Ascade Acquisition

As discussed in Note 9 to the Financial Statements, on July 13, 2012 we acquired Ascade for approximately $19 million, excluding acquisition-related expenses. At this time, we expect that Ascade will: (i) contribute approximately $7 million to our full year 2012 revenues; and (ii) have a slightly dilutive impact to our results of operations in 2012. The expected impact of the Ascade acquisition includes estimates for certain acquisition-related expenses, associated primarily with our planned integration efforts, and estimates for the amortization of acquired intangible assets. Because of the inherent uncertainties in making such estimates, the actual impact of Ascade on our financial performance for 2012 may vary from our current expectations as we work through our integration efforts and complete the Ascade purchase accounting.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Income Statements (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of processing and related services	$641	$693	$1,239	$1,369
Cost of software, maintenance and services	233	187	405	385
Research and development	376	441	729	863
Selling, general and administrative	2,132	1,934	4,156	3,912

Total stock-based compensation expense	$3,382	$3,255	$6,529	$6,529

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in the accompanying Income Statements (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of processing and related services	$768	$826	$1,527	$1,651
Cost of software, maintenance and services	4,777	4,910	9,528	9,721
Selling, general and administrative	—	3	—	7

Total amortization of acquired intangible assets	$5,545	$5,739	$11,055	$11,379

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

Results of Operations

Total Revenues. Total revenues for the: (i) second quarter of 2012 were $183.9 million, a 1% increase when compared to $181.3 million for the second quarter of 2011; and (ii) six months ended June 30, 2012 increased 1% to $368.9 million, from $364.4 million for the six months ended June 30, 2011. The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Processing and related services	$133,362	$129,113	$269,676	$260,491
Software, maintenance and services	50,489	52,199	99,182	103,913

Total revenues	$183,851	$181,312	$368,858	$364,404

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic regions for the second quarters and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Americas (principally the U.S.)	$161,593	$156,088	$322,399	$312,526
Europe, Middle East and Africa (principally Europe)	15,344	18,294	32,984	37,120
Asia Pacific	6,914	6,930	13,475	14,758

Total revenues	$183,851	$181,312	$368,858	$364,404

Processing and related services revenues. Processing and related services revenues for the: (i) second quarter of 2012 increased 3% to $133.4 million, from $129.1 million for the second quarter of 2011; and (ii) six months ended June 30, 2012 increased 4% to $269.7 million, from $260.5 million for the six months ended June 30, 2011. These increases can be primarily attributed to increased utilization of marketing services, continued adoption and use of our advanced customer interaction management solutions, and annual contractual price escalators for certain processing client contracts.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the: (i) second quarters of 2012 and 2011 were $1.9 million for both periods; and (ii) six months ended June 30, 2012 and 2011 was $3.8 million for both periods.

•	Total customer accounts processed on our ACP solution as of June 30, 2012 were 49.2 million, compared to 49.2 million as of March 31, 2012 and 48.9 million as of June 30, 2011.

The previously announced deconversion of 800,000 Comcast customer accounts as part of Comcast’s efforts to consolidate one of their markets, which was split in its use of customer care and billing systems between us and a competitor, onto the competitor’s solution, was further delayed during the second quarter and is now not expected to occur in 2012. At this time, we are uncertain as to when Comcast will look to reschedule this matter.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) second quarter of 2012 decreased 3% to $50.5 million, from $52.2 million for the second quarter of 2011; and (ii) six months ended June 30, 2012 decreased 5% to $99.2 million, from $103.9 million for the six months ended June 30, 2011. The decrease can be primarily attributed to lower professional services revenues, which are generally recognized on a percentage-of-completion basis.

Total Expenses. Our operating expenses for the: (i) second quarter of 2012 were $160.1 million, an increase of 1% when compared to $158.9 million for the second quarter of 2011; and (ii) six months ended June 30, 2012 decreased 1% to $316.2 million, from $317.9 million for the six months ended June 30, 2011.

•

The quarter-over-quarter increase can be attributed to increased compensation and data processing costs, offset to a certain degree by the decrease in restructuring charges and the financial benefits of the restructuring activities undertaken during 2011.

•

The year-to-date decrease reflects the financial benefits of the restructuring activities undertaken during 2011, offset to a certain degree by an increase in our data processing costs as a result of increased processing capacity as our clients’ businesses continue to grow and become more complex.

The components of total expenses are discussed in more detail below.

Cost of Revenues. See our 2011 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) second quarter of 2012 increased 3% to $62.3 million, from $60.8 million for the second quarter of 2011; and (ii) six months ended June 30, 2012 increased 2% to $124.3 million, from $122.1 million for the six months ended June 30, 2011. These increases are mainly attributed to increased data processing costs, discussed above, and is offset to a certain degree by the financial benefits we have achieved as a result of our restructuring activities undertaken during 2011. Total processing and related services cost as a percentage of our processing and related services revenues for the: (i) second quarters of 2012 and 2011 were 46.7% and 47.1%, respectively; and six months ended June 30, 2012 and 2011 were 46.1% and 46.9%, respectively.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) second quarter of 2012 was $30.2 million, relatively consistent when compared to $30.1 million for the second quarter of 2011; and (ii) six months ended June 30, 2012 decreased 2% to $58.2 million, from $59.6 million for the six months ended June 30, 2011. The cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the: (i) second quarters of 2012 and 2011 were 59.8% and 57.6%, respectively; and (ii) six months ended June 30, 2012 and 2011 were 58.7% and 57.3%, respectively.

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

R&D Expense. R&D expense for the: (i) second quarter of 2012 was $27.8 million, relatively consistent with $27.9 million for the second quarter of 2011; and (ii) six months ended June 30, 2012 decreased 1% to $55.7 million, from $56.6 million for the six months ended June 30, 2011. As a percentage of total revenues, R&D expense was 15.1% for the second quarter of 2012 compared to 15.4% for the second quarter of 2011. We did not capitalize any development costs during the six months ended June 30, 2012 and 2011.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while turning transactions into revenues. This includes the continued investment in our BSS solutions aimed at improving a provider’s time-to-market, flexibility, scalability, and total cost of ownership. These efforts include the integration of acquired products into the CSG solution suite. We expect that our R&D investment activities in the near-term will be relatively consistent with this past quarter, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) second quarter of 2012 increased 4% to $33.8 million, from $32.5 million for the second quarter of 2011; and (ii) six months ended June 30, 2012 was $65.4 million, a slight decrease when compared to $65.9 million for the six months ended June 30, 2011.

•

The increase in SG&A expense in the second quarter of 2012 as compared to second quarter of 2011 can be mainly attributed to increased compensation costs related to incentive compensation and annual merit increases.

•	The decrease in the year-to-date amounts between 2012 and 2011 is reflective of the restructuring activities undertaken during 2011, offset by our increased compensation costs discussed above.

Our SG&A costs as a percentage of total revenues increased to 18.4% for the second quarter of 2012, compared to 17.9% for the second quarter of 2011.

Depreciation Expense. Depreciation expense for the: (i) second quarter of 2012 decreased 6% to $5.9 million, from $6.3 million for the second quarter of 2011; and (ii) six months ended June 30, 2012 decreased 6% to $11.7 million, from $12.5 million for the six months ended June 30, 2011 as a result of certain assets becoming fully depreciated over the past year.

Operating Income. Operating income and operating income margin percentage for the: (i) second quarter of 2012 was $23.7 million, or 12.9% of total revenues, compared to $22.4 million, or 12.3% of total revenues for the second quarter of 2011; and (ii) six months ended June 30, 2012 was $52.7 million, or 14.3% of total revenues, compared to $46.5 million, or 12.8% of total revenues for the six months ended June 30, 2011. The increase in operating income and operating income margin percentage is primarily attributed to the increase in revenues between periods.

At this time, we expect our operating margin percentage to trend down in the second half of 2012 as we integrate Ascade into our business and hire additional professional services staff to work on new and existing revenue projects.

Income Tax Provision. The effective income tax rates for the second quarters and six months ended June 30, 2012 and 2011 were as follows:

Quarter Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
37%	43%	44%	40%

During the second quarter of 2012, new state legislation was passed that required us to alter the method of how we source our revenues. As a result, we were able to recognize the benefit of this change, which resulted in a lower effective income tax rate for the second quarter of 2012. For the full year 2012, we are now estimating an effective income tax rate of 48%. This rate reflects the anticipated losses in certain foreign tax jurisdictions that we cannot benefit from at this time, and the uncertainty around the Congressional approval of the U.S. research and experimentation credits by the end of 2012. In addition, as we work to implement our longer term global tax planning strategy, we may continue to experience volatility in our quarterly effective income tax rate.

Liquidity

Cash and Liquidity

As of June 30, 2012, our principal sources of liquidity for operating purposes included cash, cash equivalents and short-term investments of $196.1 million, compared to $188.6 million as of March 31, 2012, and $158.8 million as of December 31, 2011. The $37.3 million year-to-date increase from December 31, 2011 to June 30, 2012 can be attributed to our cash flows from operating activities, offset mainly by: (i) our repayment of $17.0 million of borrowings under our Credit Agreement; (ii) our $13.6 million of capital expenditures; and (iii) our purchase of $10.6 million of our common stock under our Stock Repurchase Program. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a five-year, $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in December 2015 (See Note 5 to the Financial Statements). As of June 30, 2012, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of June 30, 2012, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30, 2012	December 31, 2011
Americas (principally the U.S.)	$162,949	$132,535
Europe, Middle East and Africa (principally Europe )	28,057	21,169
Asia Pacific	5,056	5,126

Total cash, equivalents and short-term investments	$196,062	$158,830

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of June 30, 2012, we had $2.9 million of cash restricted as to use to collateralize outstanding letters of credit.

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

Our 2011 and 2012 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2011:
March 31 (1)	$39,687	$(41,576)	$(1,889)
June 30 (2)	21,753	(21,040)	713
September 30 (3)	34,549	(4,239)	30,310
December 31(3)	34,348	(2,523)	31,825
2012:
March 31(4)	$28,890	$19,299	$48,189
June 30	29,898	6,681	36,579

(1)	The large decrease in operating assets and liabilities for the first quarter of 2011 relates primarily to: (i) the change of the monthly invoice timing for DISH that had a negative $20 million impact; and (ii) the timing of payments for several items specific to the first quarter of 2012, including the approximately $8 million of Intec acquisition-related expenses and the 2010 employee incentive performance bonuses, both of which were accrued expenses as of December 31, 2010.
(2)	As a result of the payment of our 2004 Convertible Debt Securities in the second quarter of 2011, $6 million of deferred income tax liabilities associated with the debt became payable and were reclassified to current income taxes payable as of June 30, 2011. Although this was neutral to our overall cash flows from operating activities, it provided a negative impact to our operations portion of cash flows from operating activities and a benefit to our changes in operating assets and liabilities. Additionally, the changes in operating assets and liabilities for the second quarter of 2011 were negatively impacted by the increase in accounts receivable in addition to decreases in deferred revenue and accrued liabilities.
(3)	During the third and fourth quarter of 2011, we paid $4.4 million and $1.6 million, respectively, of the deferred tax liabilities discussed in Notes 2 above, thus negatively impacting the changes in operating assets and liabilities in each respective quarter by these amounts.
(4)	Cash flows from operating activities for the first quarter of 2012 were positively impacted by changes in operating assets and liabilities, of which approximately $15 million can be attributed to the timing of our income tax payments.

Our cash flows from operating activities for the quarters ended March 31, 2011 and June 30, 2011 were unusually low for us, caused mainly by the one-time, nonrecurring items highlighted in Notes 1 and 2 in the table above, and fluctuations in working capital items. However, as the table above illustrates, the operations portion of our cash flows from operating activities remains a very strong measure for us, and is relatively consistent between periods. The variations in our cash flows from operating activities are related mostly to the changes in our operating assets and liabilities (related to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses). We expect that we will continue to see some quarter-end variability in our operating assets and liabilities in future quarters, however, over longer periods of time, we do not expect this to be a factor in our ability to continue to generate strong cash flows.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2011:
March 31	$150,592	$(1,958)	$148,634	53
June 30	168,977	(2,541)	166,436	59
September 30	159,748	(2,472)	157,276	61
December 31	182,225	(2,421)	179,804	60
2012:
March 31	173,834	(2,925)	170,909	61
June 30	166,194	(2,802)	163,392	62

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

Deferred Revenue

Total deferred revenue (current and non-current) increased $12.5 million, from $53.5 as of December 31, 2011, to $66.0 million as of June 30, 2012, primarily as a result of annual billings for recurring services.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments. During the six months ended June 30, 2012 and 2011, we purchased $24.8 million and $20.0 million, respectively, and sold (or had mature) $16.8 million and $17.7 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the six months ended June 30, 2012 and 2011, for property and equipment, and investments in client contracts were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Property and equipment	$13,550	$11,061
Client contracts	2,948	4,479

The property and equipment expenditures during the six months ended June 30, 2012 consisted principally of investments in: (i) computer hardware, software and related equipment, and (ii) facilities and internal infrastructure items.

The investments in client contracts for the six months ended June 30, 2012 and 2011 relate to client incentive payments ($0.2 and $1.0 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($2.7 million and $3.5 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our long-term debt.

Repurchase of Common Stock. During the six months ended June 30, 2012, we repurchased approximately 673,000 of our common stock under the guidelines of our Stock Repurchase Program for $10.6 million. We did not repurchase any shares of our common stock during the six months ended June 30, 2011. In addition, outside of our Stock Repurchase Program, during the six months ended June 30, 2012 and 2011, we repurchased from our employees and then cancelled approximately 181,000 shares and 206,000 shares of our common stock for $2.9 million and $4.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term debt. During the six months ended June 30, 2012, we made $17.0 million of principal repayments, of which $10 million was mandatory repayments and $7.0 million was voluntary repayments that can be applied to future mandatory repayments.

During the six months ended June 30, 2011, we: (i) repaid the $35 million outstanding balance of the Revolver; (ii) paid $24.1 million of 2004 Convertible Debt Securities as a result of the holders exercising their put option; and (iii) made $5.0 million of mandatory repayments on the Term Loan.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of June 30, 2012, we had cash, cash equivalents, and short-term investments of $196.1 million, of which approximately 83% is in U.S. Dollars and held in the United States. We do have $2.9 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the United States, we do not anticipate any material amounts being unavailable for use in running our business.

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

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past under our Stock Repurchase Program. During the six months ended June 30, 2012, we repurchased approximately 673,000 shares of our common stock for $10.6 million ($15.80 per share) under our Stock Repurchase Program. As of June 30, 2012, we have 2.8 million shares authorized for repurchase remaining under our Stock Repurchase Program.

Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients. In November 2010, we acquired Intec where we paid cash related to the transaction of approximately $378 million (or $269 million, net of cash acquired). In July 2012, we announced that we had completed the acquisition of Ascade, a Swedish software company, for which we paid cash related to the transaction of approximately $19 million.

•

Capital Expenditures. In the six months ended June 30, 2012, we spent $13.6 million on capital expenditures. At this time, we expect our 2012 capital expenditures to be approximately $30 million. As of June 30, 2012, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the six months ended June 30, 2012, we made no client incentive payments. Any commitments to make future payments of this nature are payable by us only upon certain of our clients bringing additional customer accounts onto our processing solutions. As of June 30, 2012, we did not have any material commitments for such investments.

•

Long-Term Debt Service. As of June 30, 2012, our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $173.0 million. During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time is only for the $4.5 million of interest expense due annually on the notes. Over the next 12 months, the mandatory repayments and the cash interest expense (based upon current rates) for our Credit Agreement are approximately $18.0 million and $8.3 million, respectively. We have the ability to make prepayments on our Credit Agreement without penalty.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. As of June 30, 2012, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

As of June 30, 2012, we are a party to interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to the Term Loan component of our Credit Agreement. See Note 6 to our Financial Statements for further details on the interest rate swap contracts.

As a result of the interest rate swap contracts, as of June 30, 2012, we were exposed to fluctuations in interest rate movements on $93.0 million of our Term Loan. We expect our exposure amount to fluctuate over the term of the interest rate swap contracts as the interest rate swap contracts expire and the balance due under the Credit Agreement is repaid through mandatory repayments or prepayments.

A hypothetical adverse change of 10% in the June 30, 2012 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of June 30, 2012 and December 31, 2011 were $176.0 million and $146.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2012 and December 31, 2011 were $20.1 million and $12.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity, (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the six months ended June 30, 2012, we generated approximately 89% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of June 30, 2012 and December 31, 2011, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	June 30, 2012		December 31, 2011
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$(19)	$1,400	$—	$221
Euro	(103)	6,547	(23)	4,940
U.S. Dollar	(265)	16,660	(140)	18,221
Other	2	1,676	(4)	638

Totals	$(385)	$26,283	$(167)	$24,020

A hypothetical adverse change of 10% in the June 30, 2012 exchange rates would not have had a material impact upon our results of operations.

Item 4.	Controls and Procedures

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

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As previously disclosed, we have received an administrative subpoena from the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), dated February 27, 2012, requesting documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. The business dealings of our foreign subsidiaries in the jurisdiction that is the subject of the OFAC subpoena represent an insignificant amount of our consolidated revenues (less than 1%) and income, and the business dealings generally consist of software licenses and related services. We have conducted an internal review to identify transactions by us involving the subject matter of the subpoena as well as with any other sanctioned or embargoed entity or jurisdiction. On July 13, 2012, we delivered to OFAC a response to the administrative subpoena. We cannot predict the ultimate outcome of this matter, the total costs to be incurred in response to this subpoena, the potential impact on our personnel, or the effect of implementing any further measures that may be necessary to ensure compliance with U.S. sanctions regulations. We believe there is a likelihood that a loss may be realized, but that no reasonable estimate of the loss can be made. On July 13, 2012, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in another sanctioned/embargoed country. These business dealings likewise represent an insignificant amount of our consolidated revenues (less than 1%) and income, and the business dealings generally consist of a software license and related services. We cannot predict the ultimate outcome of this voluntary disclosure or the total costs which may be involved. We believe there is a likelihood that a loss may be realized related to this voluntary disclosure, but that no reasonable estimate of the loss can be made. Other than the OFAC matters described above, in the opinion of our management, we are not presently a party to any material pending or threatened legal proceedings.

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

Our industry is highly competitive and as a result, it is possible that a competitor could increase its footprint and share of customers processed at our expense or a provider could develop their own internal solutions. While our clients may incur some costs in switching to our competitors or their own internally-developed solutions, they may do so for a variety of reasons, including: (i) price; (ii) if we do not provide satisfactory solutions; or (iii) if we do not maintain favorable relationships.

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

The method, manner, cause and timing of an extended interruption or outage in our Networks or Systems are impossible to predict. As a result, there can be no assurances that our Networks and Systems will not fail, or that our business continuity plans will adequately mitigate the negative effects of a disruption to our Networks or Systems. Further, our property and business interruption insurance may not adequately compensate us for losses that we incur as a result of such interruptions. Should our Networks or Systems: (i) experience an extended interruption or outage; (ii) have their security breached;, or (iii) have their data lost, corrupted or otherwise compromised, it would impede our ability to meet product and service delivery obligations, and likely have an immediate impact to the business operations of our clients. This would most likely result in an immediate loss to us of revenue or increase in expense, as well as damaging our reputation. An information breach in our Systems or Networks and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on our business operations than a hardware-related failure. The loss of confidential information could result in losing the customers’ confidence, as well as imposition of fines and damages. Any of these events could have both an immediate, negative impact upon our financial position and our short-term revenue and profit expectations, as well as our long-term ability to attract and retain new clients.

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing processing services to our customers, we process, transmit, and store confidential and personally identifiable information, including social security numbers and financial and health information. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations. We use various data encryption strategies and have implemented measures to protect against unauthorized access to such information, and comply with these laws and regulations. These measures include standard industry practices such as periodic security reviews of our systems by independent parties, network firewalls, procedural controls, intrusion detection systems, and antivirus applications. Because of the inherent risks and complexities involved in protecting this information, these measures may fail to adequately protect this information. Any failure on our part to protect the privacy of personally identifiable information or comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution, and unfavorable publicity. Even the mere perception of a security breach or inadvertent disclosure of personally identifiable information could inhibit market acceptance of our solutions. In addition, third party vendors that we engage to perform services for us may unintentionally release personally identifiable information or otherwise fail to comply with applicable laws and regulations. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

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

We have received an administrative subpoena from OFAC dated February 27, 2012, requesting documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. We have conducted an internal review to identify transactions by us involving the subject matter of the subpoena as well as with any other sanctioned or embargoed entity or jurisdiction. On July 13, 2012, we delivered to OFAC a response to the administrative subpoena. We cannot predict the ultimate outcome of this matter, the total costs to be incurred in response to this subpoena, the potential impact on our personnel, or the effect of implementing any further measures that may be necessary to ensure compliance with U.S. sanctions regulations. We believe there is a likelihood that a loss may be realized, but that no reasonable estimate of the loss can be made. On July 13, 2012, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in another sanctioned/embargoed country. These business dealings likewise represent an insignificant amount of our consolidated revenues and income, and the business dealings generally consist of a software license and related services. We cannot predict the ultimate outcome of this voluntary disclosure or the total costs which may be involved. We believe there is a likelihood that a loss may be realized related to this voluntary disclosure, but that no reasonable estimate of the loss can be made.

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

The Current Macroeconomic Environment Could Adversely Impact Our Business.

Over the past few years, major economies where we operate have experienced significant economic stress and difficulties within the financial and credit markets, to include significant fluctuations and uncertainty regarding their currencies. The timing, duration, and degree of an economic turnaround are uncertain and thus, these adverse economic conditions may continue into the foreseeable future. The possible adverse impacts to companies during these times include a reduction in revenues, decreasing profits and cash flows, distressed or default debt conditions, and/or difficulties in obtaining necessary operating capital. All companies are likely to be impacted by the current economic downturn to a certain degree, including CSG, our clients, and/or key vendors in our supply chain. There can be no assurances regarding the performance of our business, and the potential impact to our clients and key vendors, resulting from the current economic conditions.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $220 million of goodwill, and $154 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts). These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

The following table presents information with respect to purchases of company common stock made during the second quarter of 2012 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 – April 30	136,791	$14.65	135,615	2,990,981
May 1 – May 31	99,142	16.34	99,000	2,891,891
June 1 – June 30	110,889	16.60	110,500	2,781,481

Total	346,822	$15.76	345,115

(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2012

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.21D*	Eighth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21E*	Ninth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21F*	Tenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21G*	Eleventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21H*	Twelfth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23I*	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.23O*	Twenty-second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.23P*	Twenty-third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.23Q*	Twenty-fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.24G*	Fifty-seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24H*	Sixty-first Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.