Form 10-Q/A
period 2012-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2012-08-29
CIK 1005757

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

Shares of common stock outstanding at May 3, 2012: 33,978,977

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q/A for the Quarter Ended March 31, 2012

INDEX

		Page No.

Part II	OTHER INFORMATION

Item 6.	Exhibits	3

	Signature	4

EXPLANATORY NOTE

CSG Systems International, Inc. (the “Company” or forms of the pronoun “we”) is filing this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, originally filed on May 8, 2012 (the “Original Filing”), to address comments received from the Securities and Exchange Commission (the “Commission”) in connection with the Commission’s review of our request for confidential treatment of information included within documents required to be filed as exhibits to the Original Filing. The Amendment includes in Part II, Item 6, the following revised Exhibits, with fewer redactions, to replace the Exhibits filed under the same exhibit number in the Original Filing, which is addressed in our filing of a new request for confidential treatment:

10.23J	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23K	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network L.L.C.

10.23M	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network L.L.C.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.23J*	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network L.L.C.

10.23K*	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network L.L.C.

10.23L*(1)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network L.L.C.

10.23M*	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network L.L.C.

10.23N*(1)	Twenty-first Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network L.L.C.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**(1)	XBRL Instance Document

101.SCH**(1)	XBRL Taxonomy Extension Schema Document

101.CAL**(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 29, 2012

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Randy R. Wiese
Randy R. Wiese Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

4