Form 10-Q
period 2012-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2012-11-06
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Shares of common stock outstanding at November 1, 2012: 33,715,453

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2012

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$160,308	$146,733
Short-term investments	24,461	12,097

Total cash, cash equivalents and short-term investments	184,769	158,830
Trade accounts receivable:
Billed, net of allowance of $2,918 and $2,421	174,137	179,804
Unbilled and other	28,847	30,981
Deferred income taxes	19,758	19,982
Income taxes receivable	5,261	4,139
Other current assets	18,095	16,224

Total current assets	430,867	409,960
Property and equipment, net of depreciation of $120,159 and $116,125	38,243	41,154
Software, net of amortization of $65,959 and $56,521	31,727	29,966
Goodwill	233,803	220,013
Client contracts, net of amortization of $178,338 and $159,225	85,777	98,403
Deferred income taxes	1,998	1,008
Other assets	13,433	14,393

Total assets	$835,848	$814,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,500	$27,000
Client deposits	30,596	30,523
Trade accounts payable	33,145	27,198
Accrued employee compensation	45,397	42,005
Income taxes payable	3,473	2,334
Deferred revenue	54,627	44,824
Other current liabilities	18,822	23,501

Total current liabilities	206,560	197,385

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $26,576 and $30,256	270,924	282,744
Deferred revenue	7,452	8,631
Income taxes payable	3,783	4,114
Deferred income taxes	21,374	28,188
Other non-current liabilities	18,225	19,121

Total non-current liabilities	321,758`	342,798

Total liabilities	528,318	540,183

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000 shares authorized; 33,711 and 33,822 shares outstanding	652	645
Additional paid-in capital	457,962	449,376
Treasury stock, at cost, 31,530 and 30,707 shares	(728,243)	(714,893)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	3	1
Unrecognized pension plan losses and prior service costs, net of tax	(1,803)	(1,794)
Unrecognized loss on change in fair value of interest rate swaps, net of tax	(736)	(618)
Cumulative foreign currency translation adjustments	2,611	(1,998)
Accumulated earnings	577,084	543,995

Total stockholders’ equity	307,530	274,714

Total liabilities and stockholders' equity	$835,848	$814,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenues:
Processing and related services	$138,993	$131,099	$408,669	$391,590
Software, maintenance and services	51,008	51,654	150,190	155,567

Total revenues	190,001	182,753	558,859	547,157

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	67,585	62,167	191,879	184,228
Software, maintenance and services	32,826	30,821	91,021	90,400

Total cost of revenues	100,411	92,988	282,900	274,628
Other operating expenses:
Research and development	28,526	27,921	84,242	84,479
Selling, general and administrative	33,963	31,011	99,387	96,876
Depreciation	5,373	6,404	17,084	18,924
Restructuring charges	—	1,662	821	3,008

Total operating expenses	168,273	159,986	484,434	477,915

Operating income	21,728	22,767	74,425	69,242

Other income (expense):
Interest expense	(4,078)	(4,175)	(12,336)	(12,841)
Amortization of original issue discount	(1,251)	(1,158)	(3,680)	(4,027)
Interest and investment income, net	263	186	635	595
Other, net	452	2,151	524	863

Total other	(4,614)	(2,996)	(14,857)	(15,410)

Income before income taxes	17,114	19,771	59,568	53,832
Income tax provision	(7,701)	(9,292)	(26,479)	(22,844)

Net income	$9,413	$10,479	$33,089	$30,988

Weighted-average shares outstanding—Basic:
Common stock	31,980	32,765	32,189	32,747
Participating restricted stock	—	141	22	210

Total	31,980	32,906	32,211	32,957

Weighted-average shares outstanding—Diluted:
Common stock	32,398	32,887	32,423	32,937
Participating restricted stock	—	141	22	210

Total	32,398	33,028	32,445	33,147

Earnings per common share:
Basic	$0.29	$0.32	$1.03	$0.94
Diluted	$0.29	$0.32	$1.02	$0.93

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$9,413	$10,479	$33,089	$30,988
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6,091	(7,563)	4,609	(1,245)
Unrealized holding gains (losses) on short-term investments arising during period	2	(3)	2	(2)
Unrealized pension plan losses and prior service costs	—	—	(9)	4
Cash flow hedges:
Unrealized losses on change in fair value of interest rate swap contracts (net of tax effect of $13, $183, $74, and $446)	(20)	(293)	(118)	(713)
Reclassification adjustment for losses included in net income (net of tax effect of $49, $22, $100, and $33)	78	35	160	53

Net change in cash flow hedges	58	(258)	42	(660)

Other comprehensive income, net of tax	6,151	(7,824)	4,644	(1,903)

Total comprehensive income	$15,564	$2,655	$37,733	$29,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$33,089	$30,988
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	17,084	18,924
Amortization	33,294	31,599
Amortization of original issue discount	3,680	4,027
Gain on short-term investments and other	(46)	(46)
Deferred income taxes	(7,789)	1,637
Excess tax benefit of stock-based compensation awards	(406)	(824)
Stock-based employee compensation	9,990	9,684
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	13,212	(9,019)
Other current and non-current assets	353	574
Income taxes payable/receivable	(151)	(949)
Trade accounts payable and accrued liabilities	(92)	(31,096)
Deferred revenue	6,204	(26,365)

Net cash provided by operating activities	108,422	29,134

Cash flows from investing activities:
Purchases of property and equipment	(20,488)	(19,615)
Purchases of short-term investments	(45,499)	(31,903)
Proceeds from sale/maturity of short-term investments	33,152	35,200
Acquisition of business, net of cash acquired	(19,085)	—
Acquisition of and investments in client contracts	(4,253)	(6,713)

Net cash used in investing activities	(56,173)	(23,031)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,572	1,158
Repurchase of common stock	(16,323)	(11,881)
Payments on acquired equipment financing	(765)	(1,357)
Payments on long-term debt	(22,000)	(67,649)
Payments of deferred financing costs	—	(205)
Excess tax benefit of stock-based compensation awards	406	824

Net cash used in financing activities	(37,110)	(79,110)

Effect of exchange rate fluctuations on cash	(1,564)	(691)

Net increase (decrease) in cash and cash equivalents	13,575	(73,698)
Cash and cash equivalents, beginning of period	146,733	197,858

Cash and cash equivalents, end of period	$160,308	$124,160

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$11,193	$11,739
Income taxes	33,196	22,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011, and for the third quarters and nine months ended September 30, 2012 and 2011, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC. The results of operations for the third quarter and nine months ended September 30, 2012 are not necessarily indicative of the expected results for the entire year ending December 31, 2012.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in “Client deposits” in the accompanying Condensed Consolidated Balance Sheets (the “Balance Sheet” or “Balance Sheets”) and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements for those clients where we require advance deposits, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for the third quarters of 2012 and 2011 were $65.2 million and $65.9 million, respectively, and for the nine months ended September 30, 2012 and 2011 were $197.7 million and $199.0 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of September 30, 2012, our cash equivalents consist primarily of institutional money market funds, commercial paper and time deposits held at major banks.

As of September 30, 2012, we had $2.8 million of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in “Cash and cash equivalents” in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of September 30, 2012 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, interest rate swap contracts, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Certain of our short-term investments and cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

All short-term investments held by us as of September 30, 2012 and December 31, 2011 have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2012 and 2011 were $33.2 million and $35.2 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$24,996	$—	$24,996	$77,174	$—	$77,174
Commercial paper	—	50,272	50,272	—	4,798	4,798
Short-term investments:
Commercial paper	—	19,883	19,883	—	12,097	12,097
U.S. government agency bonds	—	4,609	4,609	—	—	—

Total	$24,996	$74,764	$99,760	$77,174	$16,895	$94,069

Liabilities:
Interest rate swap contracts (1)	$—	$1,196	$1,196	$—	$1,005	$1,005

Total	$—	$1,196	$1,196	$—	$1,005	$1,005

(1)	As of September 30, 2012 and December 31, 2011, the fair value of the interest rate swap contracts were classified on our Balance Sheet in “Other non-current liabilities”.

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. As of September 30, 2012, the estimated fair value of our Credit Agreement debt of $168 million (carrying value including current maturities) was approximately $178 million, and was estimated using a discounted cash flow methodology. As of September 30, 2012, the estimated fair value of our $150 million (par value) convertible debt, based upon quoted market prices or recent sales activity, was approximately $167 million.

3. ASCADE ACQUISITION

On July 13, 2012, we acquired Ascade Holdings AB (“Ascade”) for approximately $19 million in cash. Ascade is an independent Swedish software company which provides trading and routing software solutions to telecommunications companies globally. Ascade’s trading and routing software solution, Ascade7, will be combined with our Wholesale Business Management Solution suite to strengthen our global leadership position in the telecommunications wholesale marketplace. The acquisition also expands our geographic presence, bringing product specialists and support resources closer to our wholesale customers worldwide.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$5,375
Fixed assets	137
Acquired customer relationships	5,640
Acquired technology assets	3,590
Goodwill	9,331

Total assets acquired	24,073

Current liabilities	(4,828)

Total liabilities assumed	(4,828)

Net assets acquired	$19,245

The above estimated fair values of assets acquired and liabilities assumed are considered provisional and are based on the information that was available as of the date of the Ascade acquisition to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are waiting for additional information, primarily related to estimated values of certain items within current assets and current liabilities, and to estimated values of certain net deferred income tax assets, necessary to finalize those fair values. Thus the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but not later than one year from the acquisition date.

The Ascade goodwill has been assigned to our one reportable segment. The estimated lives assigned to the acquired customer relationships and the acquired technology assets range from approximately 5 – 10 years, and 10 years, respectively. Amortization expense related to these acquired intangible assets is recognized based upon the pattern in which the economic benefits of the acquired intangible assets are expected to be received. The Ascade acquired intangible assets and goodwill are not deductible for income tax purposes.

The results of operations of Ascade are included in the accompanying Condensed Consolidated Statements of Income for the period subsequent to the acquisition date. Pro forma information on our historical results of operations to reflect the acquisition of Ascade is not presented as Ascade’s results of operations during prior periods are not material to our results of operations.

4. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the nine months ended September 30, 2012 and 2011, we repurchased 0.8 million shares and 0.6 million shares of our common stock under the Stock Repurchase Program for $13.3 million (weighted-average price of $16.23 per share) and $7.7 million (weighted-average price of $13.25 per share), respectively. As of September 30, 2012, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 2.6 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the nine months ended September 30, 2012 and 2011, we repurchased from our employees and then cancelled 0.2 million shares of common stock for $3.0 million and 0.2 million shares of common stock for $4.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the third quarter and nine months ended September 30, 2012 is as follows:

	Quarter Ended September 30, 2012		Nine Months Ended September 30, 2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	2,012,463	$17.50	1,620,394	$17.87
Awards granted	55,929	19.81	1,052,620	16.58
Awards forfeited/cancelled	—	—	(64,175)	17.73
Awards vested	(54,023)	14.08	(594,470)	16.27

Unvested awards, ending	2,014,369	$17.66	2,014,369	$17.66

Included in the awards granted during the nine months ended September 30, 2012, are performance-based awards for 150,313 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the nine months ended September 30, 2012 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the third quarters of 2012 and 2011 of $3.5 million and $3.2 million, respectively, and for the nine months ended September 30, 2012 and 2011 of $10.0 million and $9.7 million, respectively.

5. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Condensed Consolidated Statements of Income (the “Income Statement” or “Income Statements”). The amounts attributed to both common stock and participating restricted common stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income attributed to:
Common stock	$9,413	$10,434	$33,066	$30,791
Participating restricted common stock	—	45	23	197

Total	$9,413	$10,479	$33,089	$30,988

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average shares outstanding – Basic:
Common stock	31,980	32,765	32,189	32,747
Participating restricted common stock	—	141	22	210

Total	31,980	32,906	32,211	32,957

Weighted-average shares outstanding – Diluted:
Common stock	32,398	32,887	32,423	32,937
Participating restricted common stock	—	141	22	210

Total	32,398	33,028	32,445	33,147

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted-average common shares	31,980	32,765	32,189	32,747
Dilutive effect of common stock options	9	16	11	20
Dilutive effect of non-participating restricted common stock	409	106	223	170
Dilutive effect of 2010 Convertible Notes	—	—	—	—

Diluted weighted-average common shares	32,398	32,887	32,423	32,937

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock of zero and 0.6 million, respectively, for the third quarters of 2012 and 2011, and 0.3 million and 0.2 million for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $24.45 per share.

6. DEBT

Our long-term debt, as of September 30, 2012 and December 31, 2011, was as follows (in thousands):

	September 30, 2012	December 31, 2011
Credit Agreement:
Term loan, mandatory principal payments during term, with remaining principal balance due December 2015, interest at adjusted LIBOR plus 3.75% (combined rate of 4.15% at September 30, 2012 and 4.30% at December 31, 2011)	$168,000	$190,000

$100 million revolving loan facility, due December 2015, interest at adjusted LIBOR plus applicable margin	—	—

Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized original issue discount (“OID”) of $26,576 and $30,256, respectively	123,424	119,744

	291,424	309,744
Current portion of long-term debt, net	(20,500)	(27,000)

Total long-term debt, net	$270,924	$282,744

Credit Agreement. During the nine months ended September 30, 2012, we made $22.0 million of principal repayments, of which $15.0 million was mandatory repayments and $7.0 million was voluntary repayments that can be applied to future mandatory repayments.

As of September 30, 2012, we were in compliance with the financial ratios and other covenants related to the Credit Agreement. As of September 30, 2012, we had no borrowings outstanding on our revolving loan facility and had the entire $100 million available to us.

2010 Convertible Notes. As of September 30, 2012, and as it relates to our 2010 Convertible Notes, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of September 30, 2012, the value of our conversion obligation did not exceed the par value of the 2010 Convertible Notes.

7. DERIVATIVES

Interest Rate Swap Contracts. We are party to interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to our variable-rate debt.

A summary of our interest rate swap contracts as of September 30, 2012 is as follows (dollars in thousands):

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

As of September 30, 2012, the fair value of the interest rate swap contracts, reflected in other non-current liabilities in our Balance Sheet, was $1.2 million, with the loss, net of tax, reflected as a reduction in other comprehensive income.

Changes in the fair value of these interest rate swap contracts, designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations, are reported in accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of our Balance Sheet. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount of gains/losses reclassified from AOCI to income/loss (effective portions) for the quarter and nine months ended September 30, 2012 were not material. The estimated net losses on the interest rate swap contracts that will be reclassified into earnings within the next twelve months are not expected to be material. Our interest rate swap contracts qualify as effective relationships, and as a result, hedge ineffectiveness was not material during the quarter and nine months ended September 30, 2012.

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

We do not use derivative financial instruments for speculative purposes.

8. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2012, were as follows (in thousands):

January 1, 2012 balance	$220,013
Ascade acquisition	9,331
Adjustments related to prior year acquisitions	(44)
Effects of changes in foreign currency exchange rates	4,503

September 30, 2012 balance	$233,803

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of September 30, 2012 and December 31, 2011, the carrying values of these assets were as follows (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$264,115	$(178,338)	$85,777	$257,628	$(159,225)	$98,403
Software	97,686	(65,959)	31,727	86,487	(56,521)	29,966

Total	$361,801	$(244,297)	$117,504	$344,115	$(215,746)	$128,369

The total amortization expense related to intangible assets for the third quarters of 2012 and 2011 was $9.6 million for both periods, and for the nine months ended September 30, 2012 and 2011 was $25.5 million and $29.3 million, respectively. Based on the September 30, 2012 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2012 – $41.1 million; 2013– $31.2 million; 2014 – $23.2 million; 2015 – $14.0 million; and 2016 – $10.5 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2012, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2012. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

In addition, we are currently addressing the following two matters:

•	We received an administrative subpoena from the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), dated February 27, 2012, requesting documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. We have conducted an internal review to identify transactions by us involving the subject matter of the subpoena as well as with any other sanctioned or embargoed entity or jurisdiction. On July 13, 2012, we delivered to OFAC a response to the administrative subpoena.

•	On July 13, 2012, we submitted a voluntary disclosure to OFAC relating to certain business dealings in another sanctioned/embargoed country. On October 5, 2012, we submitted a final report to OFAC following on from the voluntary disclosure.

These business dealings represent an insignificant amount of our consolidated revenues and income, and generally consist of software licenses and related services. We cannot predict the ultimate outcome of these matters or the total costs which may be involved. We believe there is a likelihood that a loss may be realized related to these matters, but that no reasonable estimate of the loss can be made.

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

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined within Part II Item 1A. Risk Factors (“Risk Factors”). Our Risk Factors constitute an integral part of this report, and readers are strongly encouraged to review this section closely in conjunction with MD&A.

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

Our solutions help service providers streamline and scale operations, introduce and adapt products and services to meet customer demands, and address the challenges and opportunities brought about by change. Our broad suite of solutions helps our clients improve their business operations by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions, while at the same time, more efficiently managing the service provider’s cost structure. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the ever expanding needs of communications service providers to provide a differentiated, real-time, and personal experience for their consumers. This extensive suite of solutions includes active post-event mediation, service activation, convergent charging, customer management, billing, comprehensive partner settlement, and content management and monetization, as well as marketing intelligence and analytics.

We generate over 60% of our revenues from the North American cable and satellite markets, approximately 30% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the first three quarters of 2012, we generated approximately 87% of our revenues from the Americas region, approximately 9% of our revenues from the Europe, Middle East and Africa region, and approximately 4% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Impact of Ascade Acquisition

On July 13, 2012, we acquired Ascade, which is discussed in greater detail in Note 3 to our Financial Statements. For the third quarter of 2012, Ascade contributed $3.4 million of revenue and was dilutive to our operations for the quarter. Of these revenues, $0.7 million was classified in processing and related services revenues, with the remainder in software, maintenance and services revenues. For the full year 2012, Ascade is expected to contribute approximately $7 million of revenue and have a dilutive impact to our results of operations.

Management Overview of Quarterly Results

Third Quarter Highlights. A summary of our results of operations for the third quarter of 2012, when compared to the third quarter of 2011, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2012	September 30, 2011
Revenues	$190,001	$182,753
Operating Results:
Operating income	21,728	22,767
Operating income margin	11.4%	12.5%
Diluted EPS	$0.29	$0.32
Supplemental Data:
ACP customer accounts (end of period)	49,224	48,730
Restructuring charges	$—	$1,662
Stock-based compensation	3,461	3,155
Amortization of acquired intangible assets	5,882	5,731
Amortization of OID	1,251	1,158

Revenues. Our revenues for the third quarter of 2012 were $190.0 million, up 4% when compared to $182.8 million for the same period in 2011. Of this increase, approximately one-half can be attributed to the additional revenues generated as a result of the Ascade acquisition with the other half attributed to increases in various ancillary services.

Operating Results. Operating income for the third quarter of 2012 was $21.7 million, or an 11.4% operating income margin percentage, compared to $22.8 million, or a 12.5% operating income margin percentage, for the third quarter of 2011. The decrease in operating income and operating income margin percentage can be primarily attributed to increases in our data processing and employee-related costs, as well as the dilutive impact of the acquired Ascade business.

Diluted EPS. Diluted EPS for the third quarter of 2012 was $0.29 per diluted share, which compares to $0.32 per diluted share for the third quarter of 2011. The decrease in diluted EPS is due to the lower operating income, discussed above.

Cash and Cash Flows. As of September 30, 2012, we had cash, cash equivalents and short-term investments of $184.8 million, as compared to $196.1 million as of June 30, 2012 and $158.8 million as of December 31, 2011. Our cash flows from operating activities for the third quarter of 2012 were $23.7 million. See the Liquidity section for further discussion of our cash flows.

Significant Client Relationships

Client Concentration. A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), and Time Warner, Inc. (“Time Warner”). Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	September 30, 2012	June 30, 2012	September 30, 2011
Comcast	21%	19%	20%
DISH	13%	14%	12%
Time Warner	10%	10%	10%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	September 30, 2012	June 30, 2012	December 31, 2011
Comcast	22%	21%	19%
DISH	13%	15%	12%
Time Warner	8%	8%	11%

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Income Statements (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of processing and related services	$669	$671	$1,908	$2,040
Cost of software, maintenance and services	222	102	627	487
Research and development	370	410	1,099	1,273
Selling, general and administrative	2,200	1,972	6,356	5,884

Total stock-based compensation expense	$3,461	$3,155	$9,990	$9,684

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in the accompanying Income Statements (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of processing and related services	$824	$826	$2,351	$2,477
Cost of software, maintenance and services	5,058	4,903	14,586	14,624
Selling, general and administrative	—	2	—	9

Total amortization of acquired intangible assets	$5,882	$5,731	$16,937	$17,110

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

Results of Operations

Total Revenues. Total revenues for the: (i) third quarter of 2012 were $190.0 million, a 4% increase when compared to $182.8 million for the third quarter of 2011; and (ii) nine months ended September 30, 2012 were $558.9 million, a 2% increase when compared to $547.2 million for the nine months ended September 30, 2011. The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Processing and related services	$138,993	$131,099	$408,669	$391,590
Software, maintenance and services	51,008	51,654	150,190	155,567

Total revenues	$190,001	$182,753	$558,859	$547,157

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic regions for the third quarters and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Americas (principally the U.S.)	$164,689	$155,304	$487,088	$467,830
Europe, Middle East and Africa (principally Europe)	17,850	19,151	50,834	56,271
Asia Pacific	7,462	8,298	20,937	23,056

Total revenues	$190,001	$182,753	$558,859	$547,157

Processing and related services revenues. Processing and related services revenues for the: (i) third quarter of 2012 increased 6% to $139.0 million, from $131.1 million for the third quarter of 2011; and (ii) nine months ended September 30, 2012 increased 4% to $408.7 million, from $391.6 million for the nine months ended September 30, 2011. These increases are mainly attributed to increased revenues from various ancillary services and annual contractual price escalators for certain processing client contracts.

Additional information related to processing and related services revenues is as follows:

•	Amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the: (i) third quarters of 2012 and 2011 were $1.9 million for both periods; and (ii) nine months ended September 30, 2012 and 2011 was $5.7 million and $5.6 million, respectively.

•	Total customer accounts processed on our ACP solution as of September 30, 2012 were 49.2 million, compared to 49.2 million as of June 30, 2012 and 48.7 million as of September 30, 2011.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) third quarter of 2012 decreased 1% to $51.0 million, from $51.7 million for the third quarter of 2011; and (ii) nine months ended September 30, 2012 decreased 3% to $150.2 million, from $155.6 million for the nine months ended September 30, 2011. These decreases are due to the fluctuations in our software and professional services engagements, offset by to a certain degree by the Ascade revenues generated during the quarter of approximately $2.7 million.

Total Expenses. Our operating expenses for the: (i) third quarter of 2012 were $168.3 million, an increase of 5% when compared to $160.0 million for the third quarter of 2011; and (ii) nine months ended September 30, 2012 were $484.4 million, an increase of 1% when compared to $477.9 million for the nine months ended September 30, 2011.

•	The quarter-over-quarter increase can be attributed primarily to: (i) the acquired Ascade business, which accounts for approximately one-half of the total change; (ii) increased data processing costs; and (iii) increased employee-related costs.

•	The year-to-date increase in total expenses between 2012 and 2011 can be attributed to the acquired Ascade business, increased data processing costs, and increased employee-related costs, however, is offset to a certain degree by the financial benefits of the restructuring activities undertaken during 2011.

The components of total expenses are discussed in more detail below.

Cost of Revenues. See our 2011 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services for the: (i) third quarter of 2012 increased 9% to $67.6 million, from $62.2 million for the third quarter of 2011; and (ii) nine months ended September 30, 2012 increased 4% to $191.9 million, from $184.2 million for the nine months ended September 30, 2011. These increases are mainly attributed to increased data processing costs as a result of increased processing capacity as our clients’ businesses continue to grow and become more complex. Total processing and related services cost as a percentage of our processing and related services revenues for the: (i) third quarters of 2012 and 2011 were 48.6% and 47.4%, respectively; and nine months ended September 30, 2012 and 2011 were 47.0% for both periods.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) third quarter of 2012 increased 7% to $32.8 million, from $30.8 million for the third quarter of 2011; and (ii) nine months ended September 30, 2012 increased 1% to $91.0 million, from $90.4 million for the nine months ended September 30, 2011. The increase in costs between the third quarter of 2012 and the third quarter of 2011 reflect the additional costs resulting from acquisition of the Ascade business. The cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the: (i) third quarters of 2012 and 2011 were 64.4% and 59.7%, respectively; and (ii) nine months ended September 30, 2012 and 2011 were 60.6% and 58.1%, respectively.

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

R&D Expense. R&D expense for the: (i) third quarter of 2012 increased 2% to $28.5 million, from $27.9 million for the third quarter of 2011; and (ii) nine months ended September 30, 2012 was $84.2 million, relatively consistent when compared to $84.5 million for the nine months ended September 30, 2011. The increase in R&D between the third quarter of 2011 and the third quarter of 2012 can mainly be attributed to R&D expense from the acquired Ascade business. As a percentage of total revenues, R&D expense was 15.0% for the third quarter of 2012 compared to 15.3% for the third quarter of 2011. We did not capitalize any development costs during the nine months ended September 30, 2012 and 2011.

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

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) third quarter of 2012 increased 10% to $34.0 million, from $31.0 million for the third quarter of 2011; and (ii) nine months ended September 30, 2012 increased 3% to $99.4 million, from $96.9 million for the nine months ended September 30, 2011. Of these increases, over half can be attributed to the SG&A costs of the acquired Ascade business, with the remaining increase mainly due to increased compensation costs related to incentive compensation.

Our SG&A costs as a percentage of total revenues increased to 17.9% for the third quarter of 2012, compared to 17.0% for the third quarter of 2011.

Depreciation Expense. Depreciation expense for the: (i) third quarter of 2012 decreased 16% to $5.4 million, from $6.4 million for the third quarter of 2011; and (ii) nine months ended September 30, 2012 decreased 10% to $17.1 million, from $18.9 million for the nine months ended September 30, 2011 as a result of certain assets becoming fully depreciated over the past year.

Operating Income. Operating income and operating income margin percentage for the: (i) third quarter of 2012 was $21.7 million, or 11.4% of total revenues, compared to $22.8 million, or 12.5% of total revenues for the third quarter of 2011; and (ii) nine months ended September 30, 2012 was $74.4 million, or 13.3% of total revenues, compared to $69.2 million, or 12.7% of total revenues for the nine months ended September 30, 2011.

•	The decrease in operating income and operating income margin percentage between the third quarter of 2012 and the third quarter of 2011 reflects our increased employee-related costs and data processing costs, discussed above, and also the dilutive impact of the Ascade acquisition.

•	The increase in operating income and operating income margin percentage for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, is primarily attributed to the increase in revenues between periods.

Income Tax Provision. The effective income tax rates for the third quarters and nine months ended September 30, 2012 and 2011 were as follows:

Quarter Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
45%	47%	44%	42%

For the full year 2012, we are estimating an effective income tax rate of 45%. This rate reflects the anticipated losses in certain foreign tax jurisdictions that we cannot benefit from at this time, and the current lack of Congressional approval of the U.S. research and experimentation credits for 2012. In addition, as we work to implement our longer term global tax planning strategy, we may continue to experience volatility in our quarterly effective income tax rate.

Liquidity

Cash and Liquidity

As of September 30, 2012, our principal sources of liquidity for operating purposes included cash, cash equivalents and short-term investments of $184.8 million, compared to $196.1 million as of June 30, 2012, and $158.8 million as of December 31, 2011. The $26.0 million year-to-date increase from December 31, 2011 to September 30, 2012 can be attributed to our cash flows from operating activities, offset mainly by: (i) our repayment of $22.0 million of borrowings under our Credit Agreement; (ii) our $20.5 million of capital expenditures; (iii) the purchase of the Ascade business for $19 million; and (iv) our purchase of $13.3 million of our common stock under our Stock Repurchase Program. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a five-year, $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in December 2015 (See Note 6 to the Financial Statements). As of September 30, 2012, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of September 30, 2012, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30, 2012	December 31, 2011
Americas (principally the U.S.)	$154,998	$132,535
Europe, Middle East and Africa (principally Europe)	25,550	21,169
Asia Pacific	4,221	5,126

Total cash, equivalents and short-term investments	$184,769	$158,830

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of September 30, 2012, we had $2.8 million of cash restricted as to use to collateralize outstanding letters of credit.

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

Our 2011 and 2012 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2011:
March 31 (1)	$39,687	$(41,576)	$(1,889)
June 30 (2)	21,753	(21,040)	713
September 30 (3)	34,549	(4,239)	30,310
December 31(3)	34,348	(2,523)	31,825
2012:
March 31(4)	$28,890	$19,299	$48,189
June 30	29,898	6,681	36,579
September 30	30,108	(6,454)	23,654

(1)	The large decrease in operating assets and liabilities for the first quarter of 2011 relates primarily to: (i) the change of the monthly invoice timing for DISH that had a negative $20 million impact; and (ii) the timing of payments for several items specific to the first quarter of 2012, including the approximately $8 million of Intec acquisition-related expenses and the 2010 employee incentive performance bonuses, both of which were accrued expenses as of December 31, 2010.
(2)	As a result of the payment of our 2004 Convertible Debt Securities in the second quarter of 2011, $6 million of deferred income tax liabilities associated with the debt became payable and were reclassified to current income taxes payable as of June 30, 2011. Although this was neutral to our overall cash flows from operating activities, it provided a negative impact to our operations portion of cash flows from operating activities and a benefit to our changes in operating assets and liabilities. Additionally, the changes in operating assets and liabilities for the second quarter of 2011 were negatively impacted by the increase in accounts receivable in addition to decreases in deferred revenue and accrued liabilities.

(3)	During the third and fourth quarter of 2011, we paid $4.4 million and $1.6 million, respectively, of the deferred tax liabilities discussed in Note 2 above, thus negatively impacting the changes in operating assets and liabilities in each respective quarter by these amounts.
(4)	Cash flows from operating activities for the first quarter of 2012 were positively impacted by changes in operating assets and liabilities, of which approximately $15 million can be attributed to the timing of our income tax payments.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2011:
March 31	$150,592	$(1,958)	$148,634	53
June 30	168,977	(2,541)	166,436	59
September 30	159,748	(2,472)	157,276	61
December 31	182,225	(2,421)	179,804	60
2012:
March 31	173,834	(2,925)	170,909	61
June 30	166,194	(2,802)	163,392	62
September 30	177,055	(2,918)	174,137	61

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

Deferred Revenue

Total deferred revenue (current and non-current) increased $8.6 million, from $53.5 as of December 31, 2011, to $62.1 million as of September 30, 2012, primarily due to the timing of billings versus revenue recognition related to our software and professional services business.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. Additionally, as discussed earlier, during the third quarter of 2012 we acquired Ascade, which is included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments. During the nine months ended September 30, 2012 and 2011, we purchased $45.5 million and $31.9 million, respectively, and sold (or had mature) $33.2 million and $35.2 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the nine months ended September 30, 2012 and 2011, for property and equipment, and investments in client contracts were as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Property and equipment	$20,488	$19,615
Client contracts	4,253	6,713

The property and equipment expenditures during the nine months ended September 30, 2012 consisted principally of investments in: (i) computer hardware, software and related equipment, and (ii) facilities and internal infrastructure items.

The investments in client contracts for the nine months ended September 30, 2012 and 2011 relate to client incentive payments ($0.5 million and $1.5 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($3.8 million and $5.2 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our long-term debt.

Repurchase of Common Stock. During the nine months ended September 30, 2012 and 2011, we repurchased approximately 0.8 million and 0.6 million shares of our common stock under the guidelines of our Stock Repurchase Program for $13.3 million and $7.7 million, respectively. In addition, outside of our Stock Repurchase Program, during the nine months ended September 30, 2012 and 2011, we repurchased from our employees and then cancelled approximately 184,000 shares and 217,000 shares of our common stock for $3.0 million and $4.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term debt. During the nine months ended September 30, 2012, we made $22.0 million of principal repayments, of which $15 million were mandatory repayments and $7.0 million were voluntary repayments that can be applied to future mandatory repayments.

During the nine months ended September 30, 2011, we: (i) repaid the $35 million outstanding balance of the Revolver; (ii) paid $25.1 million of 2004 Convertible Debt Securities as a result of the holders exercising their put option; and (iii) made $7.5 million of mandatory repayments on the Term Loan.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of September 30, 2012, we had cash, cash equivalents, and short-term investments of $184.8 million, of which approximately 83% is in U.S. Dollars and held in the United States. We do have $2.8 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the United States, we do not anticipate any material amounts being unavailable for use in running our business.

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

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past under our Stock Repurchase Program. During the nine months ended September 30, 2012, we repurchased approximately 823,000 shares of our common stock for $13.3 million ($16.23 per share) under our Stock Repurchase Program. As of September 30, 2012, we have 2.6 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients. Most recently, in July 2012, we acquired Ascade where we paid cash related to the transaction of approximately $19 million.

•

Capital Expenditures. In the nine months ended September 30, 2012, we spent $20.5 million on capital expenditures. At this time, we expect our 2012 capital expenditures to be approximately $30 million. As of September 30, 2012, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the nine months ended September 30, 2012, we made client incentive payments of $0.5 million. As of September 30, 2012, we did not have any material commitments for such investments.

•

Long-Term Debt Service. As of September 30, 2012, our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $168.0 million. During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time related to the 2010 Convertible Notes is the $4.5 million of interest payments. Over the next 12 months, the mandatory repayments and the cash interest expense (based upon current rates) for our Credit Agreement are approximately $20.5 million and $8.1 million, respectively. We have the ability to make prepayments on our Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of September 30, 2012, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

As of September 30, 2012, we are a party to interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to our variable-rate debt. See Note 7 to our Financial Statements for further details on the interest rate swap contracts.

As a result of the interest rate swap contracts, as of September 30, 2012, we were exposed to fluctuations in interest rate movements on $93.0 million of our Term Loan. We expect our exposure amount to fluctuate over the term of the interest rate swap contracts as the interest rate swap contracts expire and the balance due under the Credit Agreement is repaid through mandatory repayments or prepayments.

A hypothetical adverse change of 10% in the September 30, 2012 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of September 30, 2012 and December 31, 2011 were $160.3 million and $146.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2012 and December 31, 2011 were $24.5 million and $12.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the nine months ended September 30, 2012, we generated approximately 89% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of September 30, 2012 and December 31, 2011, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	September 30, 2012		December 31, 2011
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$(6)	$1,509	$—	$221
Euro	(64)	8,621	(23)	4,940
U.S. Dollar	(575)	13,664	(140)	18,221
Other	—	2,948	(4)	638

Totals	$(645)	$26,742	$(167)	$24,020

A hypothetical adverse change of 10% in the September 30, 2012 exchange rates would not have had a material impact upon our results of operations.

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

As previously disclosed, we are currently addressing the following two matters:

•

We received an administrative subpoena from the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), dated February 27, 2012, requesting documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. We have conducted an internal review to identify transactions by us involving the subject matter of the subpoena as well as with any other sanctioned or embargoed entity or jurisdiction. On July 13, 2012, we delivered to OFAC a response to the administrative subpoena.

•

On July 13, 2012, we submitted a voluntary disclosure to OFAC relating to certain business dealings in another sanctioned/embargoed country. On October 5, 2012, we submitted a final report to OFAC following on from the voluntary disclosure.

These business dealings represent an insignificant amount of our consolidated revenues and income, and generally consist of software licenses and related services. We cannot predict the ultimate outcome of these matters or the total costs which may be involved. We believe there is a likelihood that a loss may be realized related to these matters, but that no reasonable estimate of the loss can be made.

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

Accordingly, the forward-looking statements are qualified in their entirety by reference to and are accompanied by the following meaningful cautionary statements identifying certain important risk factors that could cause actual results to differ materially from those in such forward-looking statements. This list of risk factors is likely not exhaustive. We operate in rapidly changing and evolving markets throughout the world addressing the complex needs of communication service providers, financial institutions, and many others, and new risk factors will likely emerge. Further, as we enter new market sectors such financial services, as well as new geographic markets, we are subject to new regulatory requirements that increase the risk of non-compliance and the potential for economic harm to us and our clients. Management cannot predict all of the important risk factors, nor can it assess the impact, if any, of such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those in any forward-looking statements. Accordingly, there can be no assurance that forward-looking statements will be accurate indicators of future actual results, and it is likely that actual results will differ from results projected in forward-looking statements and that such differences may be material.

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

Our industry is highly competitive, and as a result, it is possible that a competitor could increase its footprint and share of customers processed at our expense or a provider could develop their own internal solutions. While our clients may incur some costs in switching to our competitors or their own internally-developed solutions, they may do so for a variety of reasons, including: (i) price; (ii) if we do not provide satisfactory solutions; or (iii) if we do not maintain favorable relationships.

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

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing processing services to our clients, we process, transmit, and store confidential and personally identifiable information, including social security numbers and financial information. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations. We use various data encryption strategies and have implemented measures to protect against unauthorized access to such information, and comply with these laws and regulations. These measures include standard industry practices such as periodic security reviews of our systems by independent parties, network firewalls, procedural controls, intrusion detection systems, and antivirus applications. Because of the inherent risks and complexities involved in protecting this information, these measures may fail to adequately protect this information. Any failure on our part to protect the privacy of personally identifiable information or comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution, and unfavorable publicity. Even the mere perception of a security breach or inadvertent disclosure of personally identifiable information could inhibit market acceptance of our solutions. In addition, third party vendors that we engage to perform services for us may unintentionally release personally identifiable information or otherwise fail to comply with applicable laws and regulations. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

We May Not Be Able to Respond to Rapid Technological Changes.

The market for business support solutions, such as customer care and billing solutions, is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon: (i) our ability to continuously adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our clients, without sacrificing the reliability or quality of the solutions; (ii) the integration of acquired assets and their widely distributed, complex worldwide operations; and (iii) the integration of other acquired technologies such as rating, wholesale billing, and data analytics, as well as creating an integrated suite of customer care and billing solutions, which are portable to new verticals such as utilities, financial services, and content distribution. In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Attempts to meet these demands subjects our R&D efforts to greater risks.

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

•	Trade barriers;

•	Governmental sanctions;

•	Complying with varied legal and regulatory requirements across jurisdictions;

•	Reduced protection for intellectual property rights in some countries;

•	Inability to recover value added taxes and/or goods and services taxes in foreign jurisdictions;

•	Political instability and threats of terrorism; and

•	A potential adverse impact to our overall effective income tax rate resulting from, among other things:

•	Operations in foreign countries with higher tax rates than the U.S.;

•	The inability to utilize certain foreign tax credits; and

•	The inability to utilize some or all of losses generated in one or more foreign countries.

One or more of these factors could have a material adverse effect on our international operations, which could adversely impact our results of operations and financial position.

Our International Operations Require Us To Comply With Applicable U.S. and International Laws and Regulations.

Doing business on a worldwide basis requires our company and our subsidiaries to comply with the laws and the regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and trade partners. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations such as the Foreign Corrupt Practices Act (“FCPA”), the U.K. Anti-Bribery Act and economic sanction programs administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”).

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

We are currently addressing the following two matters:

•

We received an administrative subpoena from the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), dated February 27, 2012, requesting documents and information related to the possibility of direct or indirect transactions with or to a jurisdiction subject to various restrictions and/or prohibitions. We have conducted an internal review to identify transactions by us involving the subject matter of the subpoena as well as with any other sanctioned or embargoed entity or jurisdiction. On July 13, 2012, we delivered to OFAC a response to the administrative subpoena.

•

On July 13, 2012, we submitted a voluntary disclosure to OFAC relating to certain business dealings in another sanctioned/embargoed country. On October 5, 2012, we submitted a final report to OFAC following on from the voluntary disclosure.

These business dealings represent an insignificant amount of our consolidated revenues and income, and generally consist of software licenses and related services. We cannot predict the ultimate outcome of these matters or the total costs which may be involved. We believe there is a likelihood that a loss may be realized related to these matters, but that no reasonable estimate of the loss can be made.

Our Use of Open Source Software May Subject Us to Certain Intellectual Property-Related Claims or Require Us to Re-Engineer Our Software, Which Could Harm Our Business.

We use open source software in connection with our solutions, processes, and technology. Companies that use or incorporate open source software into their products have, from time to time, faced claims challenging their use, ownership and/or licensing rights associated with that open source software. As a result, we could be subject to suits by parties claiming certain rights to what we believe to be open source software. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available on unfavorable terms or at no cost. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties, support, or controls with respect to origin of the software. Use of open source software also complicates compliance with export-related laws. While we take measures to protect our use of open source software in our solutions, open source license terms may be ambiguous, and many of the risks associated with usage of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain solutions in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial position, and results of operations.

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

A Reduction in Demand for Our Key Business Support Solutions Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Historically, a substantial percentage of our total revenues have been generated from our core outsourced processing product, ACP, and related solutions. These solutions are expected to continue to provide a large percentage of our total revenues in the foreseeable future. Any significant reduction in demand for ACP and related solutions could have a material adverse effect on our financial position and results of operations. Likewise, a large percentage of revenues derived from the Intec business have been derived from wholesale billing, retail billing and mediation products which are typically associated with large implementation projects. A sudden downward shift in demand for these products or for our professional services associated with these products could have a material adverse effect on our financial position and results of operations.

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

Continued consolidation, a significant retrenchment in investment by communications providers, or even a material slowing in growth (whether caused by economic, geo-political, competitive, or consolidation factors) could cause delays or cancellations of sales and services currently included in our forecasts. This could cause us to either fall short of revenue expectations or have a cost model that is misaligned with revenues, either or both of which could have a material adverse effect on our financial position and results of operations.

We expect to continue to generate a significant portion of our future revenues from our North American cable and satellite operators. These clients operate in a highly competitive environment. Competitors range from traditional wireline and wireless providers to new entrants like new content aggregators such as Hulu, YouTube, Google, and Netflix. Should these competitors be successful in their video strategies, it could threaten our clients’ market share, and thus our source of revenues, as generally speaking these companies do not use our core solutions and there can be no assurance that new entrants will become our clients. In addition, demand for spectrum, network bandwidth and content continues to increase and any changes in the regulatory environment could have a significant impact to not only our clients’ businesses, but in our ability to help our clients be successful.

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

We rely on a combination of trade secret, copyright, trademark, and patent laws in the U.S. and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. Others may independently discover trade secrets and proprietary information, which may complicate our assertion of trade secret rights against such parties. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying or use, which could adversely affect our competitive position.

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

Finally, third parties may claim that we, our clients, licensees or other parties indemnified by us are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time consuming and costly to defend and distract management’s and technical staff’s attention and resources. Claims of intellectual property infringement also might require us to redesign affected solutions, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our solutions. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business, financial position, and results of operations could be adversely impacted. Our failure to adequately establish, maintain, and protect our intellectual property rights could have a material adverse impact on our business, financial position, and results of operations.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $234 million of goodwill, and $156 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts). These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 – July 31	101,197	$17.62	99,500	2,681,981
August 1 – August 31	51,924	19.24	50,500	2,631,481
September 1 – September 30	—	—	—	2,631,481

Total	153,121	$18.17	150,000

(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

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

Dated: November 6, 2012

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.21I*	Thirteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21J*	Fourteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21K*	Fifteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21L*	Sixteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23R*	Twenty-fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.23S*	Twenty-sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.24I*	Fifty-sixth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24J	Sixty-third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24K*	Sixty-fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.