Form 10-K
period 2012-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2013-03-08
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2012, was $583,891,200.

Shares of common stock outstanding at February 28, 2013: 34,482,734

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed on or prior to April 30, 2013, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2012 FORM 10-K

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

Industry Overview

Background. We provide business support solutions to the world’s leading communications service providers, as well as clients in several complex and highly competitive industries. Our solutions coordinate and manage many aspects of a service provider’s customer interactions, from the initial activation of customer accounts, to the support of various service activities, and through the presentment, collection, and accounts receivables management of monthly customer statements. While our heritage is in serving the North American communications market, through acquisition and organic growth, we have broadened and enhanced our solutions to extend our business both globally and to a number of other industries including financial services, utilities, entertainment, and content distribution.

Market Conditions of the Communications Industry. Over the past few years, the global marketplace has experienced a significant economic downturn, with certain countries and regions also experiencing political instability, which has negatively impacted a broad number of industries, including the global communications industry that we serve. The impact of these challenges has resulted in cautiousness and in some cases, a delay in decision making by telecom providers. Large transformational projects have been side-lined while operators continue to monitor the business environment in which they operate. Globally, it is a tale of two halves with mature operators looking for ways to control costs and streamline operations, while operators in emerging markets are focusing on capitalizing on the growth of new services and the explosion of connected devices. Regardless of the specific situation, companies continue to have an increased focus on investing in those solutions and services that have a demonstrable short-term return on investments, and help them evolve their businesses.

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

Market Trends of Communications Industry. The communications industry is experiencing heightened competition and a dramatic shift in power to the consumer as the consumer now has more choices for content, devices, and providers than ever before. Operators continue to invest heavily in networks to handle the exponential increase of data and content that is being distributed and consumed over their networks. Mobile data traffic is estimated to increase tenfold in the coming years, while the revenues that operators generate from that network traffic are currently not expected to increase at a commensurate rate. As a result, it is expected that service providers will need to evolve their business models in order to better monetize the traffic that goes across their network.

To enhance and better monetize the network and enhance the customer experience, service providers are being more creative in their approaches to rolling out new products and services and are redefining the role of a connected device. Today, a mobile phone can also be a television and a television can also be a videophone. A tablet or PC can be both a television screen and a videophone. Today, content can be obtained either from a wireless, wireline cable, or satellite operator, directly from a movie studio, from new entrants like Netflix and Hulu, or directly from the creators themselves. This transformation of the traditional service provider and the continued introduction of new competitors provides us with an opportunity to help serve a constantly changing and evolving marketplace. With the proliferation of new services, devices and content, operators must deliver a consistent, personalized, and differentiated service experience while closely managing their revenues and costs.

As the lines of distinction between service providers continue to blur, and competition for the same consumer increases among the traditional cable, wireless, and telecom providers as well as non-traditional players, more emphasis is being placed on providing a superior customer experience. This experience includes the types of content and products operators offer as well as how every interaction between the operator and the consumer is handled. This dynamic has resulted in an opportunity for us to continue to help our clients be successful in new ways. As a result, we historically have invested a significant amount of our revenues in R&D annually and have acquired companies that have enabled us to expand our offerings in a more timely and efficient manner.

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

Increase Our Value Proposition Through Continuous Improvement. As discussed earlier, the demands of consumers are significantly increasing as devices and networks continue to feed an insatiable appetite for content, information, and entertainment. In order to continue to help providers better compete in an environment in which network consumption is outpacing revenue generation, we continue to focus on being cost efficient in delivering our solutions, while helping our clients efficiently and effectively manage their business.

Deliver On Our Commitments. Our products and services are business critical. We help our clients manage the entire customer lifecycle, from acquisition to servicing to billing for their end customers. As a result, it is imperative that we deliver on our commitments. For over 25 years, we have been helping blue-chip companies manage periods of explosive and sustained market growth and change – helping them drive revenues, improve their profitability, and deliver positive customer experiences. Our track record of doing what we say we are going to do has enabled us to become embedded in our clients’ operations and be a trusted advisor and integral member of their teams.

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

Description of Business

Key Clients. We work with the leading communication providers located around the world. A partial list of those service providers as of December 31, 2012 is included below:

AT&T	ESPN
America Movil	MTN South Africa & Nigeria
Bharti	Telefonica
Charter Communications, Inc.	Time Warner Cable, Inc. (“Time Warner”)
Comcast Corporation (“Comcast”)	Verizon
Cox Communications	Virgin Mobil
DISH Network Corporation (“DISH”)	Vivo
Disney Digital Books

The North American communications industry has experienced significant consolidation over the past decade, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration and our heritage in serving the North American cable and satellite markets, a large percentage of our historical revenues have been generated from our three largest clients, as shown in the table below. Clients that represented 10% or more of our revenues for 2012 and 2011 were as follows (in millions, except percentages):

	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Comcast	$150	20%	$138	19%
DISH	103	14%	92	13%
Time Warner	75	10%	74	10%

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

Our total R&D expenses were $112.9 million and $111.1 million, respectively, for 2012 and 2011, or approximately 15% of total revenues for each year. In the near term, we expect that our R&D investment activities will be relatively consistent with that of 2012, with the level of our total R&D spend highly dependent upon the opportunities that we see in our markets.

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

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our primary product solutions include the following:

•

Cable and Satellite Care and Billing: Our billing and customer care platform (Advanced Convergent Platform (“ACP”)) is the premier system for cable and satellite providers in North America. ACP, a pre-integrated platform delivered in a private hosted cloud environment, is relied upon every single day by almost 50 million consumers of voice, video, and data services, and is used by more than 75,000 of our clients’ customer service agents, and 36,500 of our clients’ field force technicians, dispatchers and routers.

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

•

Wholesale Settlement and Routing: Our market-leading Wholesale Business Management Solution (“WBMS”) is a comprehensive and powerful settlements system. It handles every kind of traffic – from simple voice to the most advanced data and content services – in a single, highly-integrated platform. It helps operators around the globe improve profits, meet strict regulatory and audit compliance requirements, and comply with the broadest range of global standards.

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

•

Content Management & Monetization: Our Content Direct solutions help manage, deliver, and monetize content to help build brand loyalty and create differentiated offerings for network operators, content aggregators, or content developers. Our Content Direct solutions enable content providers to manage subscriber preferences and offer digital content anytime, anywhere, to any device through a variety of models – direct, subscriber or subsidized.

In summary, we offer a fully integrated, cloud-based revenue and customer management solution, complemented with world-class applications software and customized software solutions, allowing us to provide one of the most comprehensive, flexible, pre-integrated products and services solutions to the communications market. We believe this pre-integrated approach and multiple delivery models allows our clients to bring new product offerings to market quickly and provide high-quality customer service in a cost effective manner. In addition we also license certain software products (e.g., WBMS, TSM, and Singleview) and provide expert professional services to implement, configure, and maintain these software products.

Historically, a substantial percentage of our total revenues have been generated from ACP and Customer Interaction Management solutions. These products and services are expected to provide a large percentage of our total revenues in the foreseeable future as well.

Business Acquisitions. As noted above, our strategy includes acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts, provide complementary products and services, increase market share, and/or provide access to new markets and clients. Consistent with this strategy, we have acquired six different businesses over the last six years, with the most recent acquisitions highlighted as follows:

Ascade. In July of 2012, we acquired one of the leading providers of trading and routing to the telecom industry, independent Swedish software provider, Ascade Holdings AB (“Ascade”). With this acquisition, we expanded our solution offering to include trading and routing solution capabilities and added approximately 75 wholesale billing customers to our client list. The acquisition expanded and strengthened our geographic presence by bringing product specialists and support resources to our combined 300+ wholesale customers worldwide.

Intec. In November of 2010, we acquired Intec Telecom Systems PLC (“Intec”) to expand our business support solutions footprint and capabilities. With this acquisition, we added the leading mediation (TSM) and wholesale billing solution (WBMS) to our product suite, as well as a pre-paid/post-paid convergent customer care and billing solution (Singleview). In addition, the acquisition increased our presence, as well as our domain expertise, in the wireless and wireline industries worldwide. The addition of Intec enabled us to support flexible delivery models, from on-site software delivery to outsourced processing models, supported by complementary services offerings, and provided us an infrastructure to expand our business globally.

See Note 3 to our Consolidated Financial Statements (“Financial Statements”) for additional discussion of these acquisitions.

Professional Services. We employ over 800 professional services experts globally who bring a wide-ranging expertise – including solution architecture, project management, systems implementation, and business consultancy to every project. We apply a methodology to each of our engagements, leveraging consistent, world-class processes, best-practice programs, and systemized templates for all engagements.

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

Sales and Marketing. We organize our sales efforts to clients primarily within our geographically dispersed, dedicated account teams, with senior level account managers who are responsible for new revenues and renewal of existing contracts within a client account. The account teams are supported by sales support personnel who are experienced in the various products and services that we provide.

Competition. The market for business support solutions products and services in the converging communications industry, as well as in other industries we serve, is highly competitive. We compete with both independent providers and in-house developers of customer management systems. We believe that our most significant competitors in our primary markets are Amdocs Limited, Comverse Inc., NEC Corporation, and Oracle Corporation; network equipment providers such as Ericsson, Huawei, and Alcatel-Lucent; and internally-developed solutions. Some of our actual and potential competitors have substantially greater financial, marketing, and technological resources than us and in some instances we may actually partner and collaborate with our competitors on large opportunities and projects.

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

Proprietary Rights and Licenses

We rely on a combination of trade secret, copyright, trademark, and patent laws in the United States and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated. Although we hold a limited number of patents and patent applications on some of our newer solutions, we do not rely upon patents as a primary means of protecting our rights in our intellectual property. In any event, there can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties. Also, much of our business and many of our solutions rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms. Our failure to adequately establish, maintain, and protect our intellectual property rights could have a material adverse impact on our business, financial condition, and results of operations. For a description of the risks associated with our intellectual property rights, see “Item 1A - Risk Factors - Failure to Protect Our Intellectual Property Rights or Claims by Others That We Infringe Their Intellectual Property Rights Could Substantially Harm Our Business, Financial Condition and Results of Operations.”

Iran Threat Reduction and Syria Human Rights Act

The Iran Threat Reduction and Syria Human Rights Act of 2012 (“TRA”), which was signed into law on August 10, 2012, requires disclosure regarding certain activities relating to Iran undertaken by us or our affiliates between January 1, 2012 and December 31, 2012 (the “Reporting Period”).

As discussed in the Risk Factors and Legal Proceedings sections of this annual report, the activities disclosed pursuant to the TRA were the subject of our July 13, 2012 response to a February 27, 2012 administrative subpoena issued by the Department of Treasury, Office of Foreign Assets Control (“OFAC”), requesting documents and information related to the possibility of direct or indirect transactions with or to Iran. We disclosed the existence of that subpoena in our Annual Report on Form 10-K dated March 15, 2012, and in our Quarterly Reports on Form 10-Q dated May 9, 2012, August 9, 2012, and November 6, 2012.

Background. Our policy is to conduct business in compliance with all laws and regulations, wherever we do business. We strive to comply with U.S. export control and economic sanction laws, regulations and requirements relating to Iran. We have established a Total Compliance Program and a Code of Conduct for all of our employees. The Code of Conduct requires all of our employees to abide by legal regulations that govern our business, including compliance with national and international laws relating to trade restrictions. Our revised Code of Conduct, released in May 2012, confirms that such restrictions include U.S. and international economic sanctions, as well as export control laws, antiboycott laws, anti-corruption laws and data privacy laws. We do not and never have had a subsidiary or other affiliate organized under the laws of Iran. We do not and never have had any employees based in Iran.

Nature and Extent of the Activity. On November 30, 2010, we acquired Intec Telecom Systems PLC (“Intec PLC”), the parent of Independent Technology Systems Limited (“Intec UK”), and all of Intec PLC’s subsidiaries (collectively referred to as “Intec”). Founded in 1997, Intec was a UK-based provider of mediation, wholesale, and retail billing solutions. Intec supplied business and operations support systems to more than 400 customers across the global telecommunications industry. Until we acquired Intec on November 30, 2010, Intec PLC was headquartered in the United Kingdom and was publicly-listed on the London Stock Exchange.

At the time of our acquisition of Intec, certain of Intec PLC’s non-U.S. subsidiaries were parties to existing agreements with Iranian entities for the supply of foreign-origin software that is not subject to the Export Administration Regulations (15 CFR Parts 730 to 774) and related maintenance and support services which agreements represented an insignificant amount of Intec’s total revenues. One of the Iranian entities was a mobile telecommunications provider in which the Government of Iran maintains majority ownership. Another Iranian entity was an information technology company that assisted Intec with the supply of the foreign-origin software for end use by Iran’s largest mobile phone network provider, an entity that is also ultimately owned by the Government of Iran. In March 2012, prior to the enactment of the TRA, our subsidiaries stopped providing software, support, and maintenance to these entities. On July 12, 2012, the information technology company was designated as a purveyor of Weapons of Mass Destruction (“WMD”) under Executive Order 13382 because it was determined to be owned or controlled by another entity that was previously designated as a purveyor of WMD under the Executive Order.

Until March 2012, Intec PLC’s non-U.S. subsidiaries continued to provide services pursuant to these agreements. During this time, the provision of such services by Intec PLC’s non-U.S. subsidiaries were not prohibited by either Iranian Transaction Regulations (31 CFR Part 560.314) or Executive Order 13382. Primarily, as a result of corporate reorganization and consolidation of certain business functions following the acquisition, we provided limited administrative support in connection with the agreements, as well as participated with the Intec non-U.S. subsidiaries in marketing activities relating to Iran, none of which resulted in contracts, agreements, exports, re-exports or sales.

Gross Revenues and Net Profits Realized from the Activity. During the Reporting Period, the gross revenues realized from Intec’s agreements with the Iranian entities were approximately $78,000, which represents less than 0.01% of our total 2012 revenues. The net profits resulting from the agreements were approximately $75,000, which represents less than 0.08% of our 2012 operating income.

Whether We or Our Affiliates Intend to Conduct Future Activities. We and our affiliates have either suspended or terminated all activities in Iran and will not undertake future activities without prior U.S. governmental authorization.

Employees

As of December 31, 2012, we had a total of 3,542 employees, an increase of 190 employees when compared to the number of employees we had as of December 31, 2011, with the increase primarily attributed to the employees that were acquired with the Ascade acquisition. Our success is dependent upon our ability to attract and retain qualified employees. None of our employees are subject to a collective bargaining agreement, but are subject to various foreign employment laws and regulations based on the country in which they are employed. We believe that our relations with our employees are good.

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

Accordingly, the forward-looking statements are qualified in their entirety by reference to and are accompanied by the following meaningful cautionary statements identifying certain important risk factors that could cause actual results to differ materially from those in such forward-looking statements. This list of risk factors is likely not exhaustive. We operate in rapidly changing and evolving markets throughout the world addressing the complex needs of communication service providers, financial institutions, and many others, and new risk factors will likely emerge. Further, as we enter new market sectors such as financial services, as well as new geographic markets, we are subject to new regulatory requirements that increase the risk of non-compliance and the potential for economic harm to us and our clients. Management cannot predict all of the important risk factors, nor can it assess the impact, if any, of such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those in any forward-looking statements. Accordingly, there can be no assurance that forward-looking statements will be accurate indicators of future actual results, and it is likely that actual results will differ from results projected in forward-looking statements and that such differences may be material.

We Derive a Significant Portion of Our Revenues From a Limited Number of Clients, and the Loss of the Business of a Significant Client Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Over the past decade, the worldwide communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, we generate over 40% of our revenues from three clients, which are (in order of size) Comcast, DISH, and Time Warner, that each individually accounted for approximately 10% or more of our total revenues. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients.

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

Our International Operations Require Us To Comply With Applicable U.S. and International Laws and Regulations.

Doing business on a worldwide basis requires our company and our subsidiaries to comply with the laws and the regulations of the U.S. government and various international jurisdictions. These regulations place restrictions on our operations, trade practices and trade partners. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations such as the Foreign Corrupt Practices Act (“FCPA”), the U.K. Anti-Bribery Act and economic sanction programs administered by OFAC.

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payment can be made. As part of our business, we regularly deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. We inform our personnel and third-party sales representatives of the requirements of the FCPA and other anti-corruption laws, including, but not limited to their reporting requirements. We have also developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anti-corruption laws.

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

We have encountered the following two matters:

•

We received an administrative subpoena from OFAC, dated February 27, 2012, requesting documents and information related to the possibility of direct or indirect transactions with or to Iranian entities. We have conducted an internal review to identify transactions by us involving the subject matter of the subpoena as well as with any other sanctioned or embargoed entity or jurisdiction. On July 13, 2012, we delivered to OFAC a response to the administrative subpoena.

•

On July 13, 2012, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in Syria. On October 5, 2012, we submitted a voluntary disclosure relating to these business dealings.

These business dealings represent an insignificant amount of our consolidated revenues and income, and generally consist of software licenses and related services. We cannot predict the ultimate outcome of these matters or the total costs which may be involved. We believe there is a likelihood that a loss may be realized related to these matters, but that no reasonable estimate of the loss can be made. In addition, as set forth in the Business section of this report, we have disclosed certain activities relating to Iran undertaken by us or our affiliates between January 1, 2012 and December 31, 2012 as required by the TRA.

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

The Current Macroeconomic Environment Could Adversely Impact Our Business.

Over the past few years, the global marketplace has experienced a significant economic downturn, with certain countries and regions also experiencing political instability, which has negatively impacted a broad number of industries, including the global communications industry that we serve. The impact of these challenges has resulted in cautiousness and in some cases, a delay in decision making by telecom providers. The timing, duration, and degree of a turnaround is uncertain and thus, these adverse conditions may continue into the foreseeable future. The possible adverse impacts to companies during these times include a reduction in revenues, decreasing profits and cash flows, distressed or default debt conditions, and/or difficulties in obtaining necessary operating capital. Many companies are likely to be impacted by the current economic downturn to a certain degree, including CSG, our clients, and/or key vendors in our supply chain. There can be no assurances regarding the performance of our business, and the potential impact to our clients and key vendors, resulting from the current economic conditions.

A Reduction in Demand for Our Key Business Support Solutions Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Historically, a substantial percentage of our total revenues have been generated from our core outsourced processing product, ACP, and related solutions. These solutions are expected to continue to provide a large percentage of our total revenues in the foreseeable future. Any significant reduction in demand for ACP and related solutions could have a material adverse effect on our financial position and results of operations. Likewise, a large percentage of revenues derived from our software license and services business have been derived from wholesale billing, retail billing and mediation products which are typically associated with large implementation projects. A sudden downward shift in demand for these products or for our professional services associated with these products could have a material adverse effect on our financial position and results of operations.

We May Not Be Able to Efficiently and Effectively Implement New Solutions or Convert Clients onto Our Solutions.

Our continued growth plans include the implementation of new solutions, as well as converting both new and existing clients to our solutions. Such implementations or conversions, whether they involve new solutions or new customers, have become increasingly more difficult because of the sophistication, complexity, and interdependencies of the various computing and network environments impacted, combined with the increasing complexity of the clients’ underlying business processes. In addition, the complexity of the implementation work increases when the arrangement includes additional vendors participating in the overall project, including, but not limited to, prime and subcontractor relationships with our company. For these reasons, there is a risk that we may experience delays or unexpected costs associated with a particular implementation or conversion, and our inability to complete implementation or conversion projects in an efficient and effective manner could have a material adverse effect on our results of operations.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $233 million of goodwill, and $153 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts). These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

We utilize our market capitalization and/or cash flow models as the primary basis to estimate the fair value amounts used in our goodwill and other long-lived asset impairment valuations. If an impairment was to be recorded in the future, it could materially impact our results of operations in the period such impairment is recognized, but such an impairment charge would be a non-cash expense, and therefore would have no impact on our cash flows.

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

As of December 31, 2012 we were operating in over 40 leased sites around the world, representing over 620,000 square feet.

Our corporate headquarters is located in Englewood, Colorado. In addition, we lease office space in the United States in Alexandria, Virginia; Atlanta, Georgia; Bloomfield, New Jersey; Burlington, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Columbia, Maryland; Fairfield, Connecticut; New York, New York; Omaha, Nebraska; Oxnard, California; Philadelphia, Pennsylvania; and San Antonio, Texas. The leases for these office facilities expire in the years 2013 through 2024. We also maintain leased facilities internationally in Australia, Brazil, Canada, China, France, India, Ireland, Malaysia, Philippines, Poland, Russia, South Africa, Sweden, United Arab Emirates, and the U.K. The leases for these international office facilities expire in the years 2013 through 2022. We utilize these office facilities primarily for the following: (i) client services, training, and support; (ii) product and operations support; (iii) systems and programming activities; (iv) professional services staff; (v) R&D activities; (vi) sales and marketing activities; and (vii) general and administrative functions.

Additionally, we lease three statement production and mailing facilities totaling approximately 217,000 square feet. These facilities are located in: (i) Omaha, Nebraska; (ii) Wakulla County, Florida; and (iii) Coppell, Texas. The leases for these facilities expire in the years 2013 through 2019.

We believe that our facilities are adequate for our current needs and that additional suitable space will be available as required. We also believe that we will be able to either: (i) extend our current leases as they terminate; or (ii) find alternative space without experiencing a significant increase in cost. See Note 11 to our Financial Statements for information regarding our obligations under our facility leases.

Item 3.	Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

As previously disclosed, we have encountered the following two matters:

•

We received an administrative subpoena from OFAC, dated February 27, 2012, requesting documents and information related to the possibility of direct or indirect transactions with or to Iranian entities. We have conducted an internal review to identify transactions by us involving the subject matter of the subpoena as well as with any other sanctioned or embargoed entity or jurisdiction. On July 13, 2012, we delivered to OFAC a response to the administrative subpoena.

•

On July 13, 2012, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in Syria. On October 5, 2012, we submitted a voluntary disclosure relating to these business dealings.

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

Not applicable.

************************************************************************************************

Executive Officers of the Registrant

As of December 31, 2012, our executive officers were Peter E. Kalan (Chief Executive Officer and President), Randy R. Wiese (Executive Vice President and Chief Financial Officer), Joseph T. Ruble (Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer), Bret C. Griess (Executive Vice President and Chief Operating Officer), and Michael J. Henderson (Executive Vice President, Sales and Marketing).

We have employment agreements with each of the executive officers.

Peter E. Kalan

President and Chief Executive Officer

Mr. Kalan, 53, currently serves as President and Chief Executive Officer for CSG. He joined the Company in January 1997, was appointed as Chief Financial Officer in August 2000, and named an Executive Vice President in 2004. In April 2005, he became Executive Vice President of Business and Corporate Development. In December 2007, Mr. Kalan was appointed Chief Executive Officer and President and a member of the Board. Prior to joining the Company, he was the Chief Financial Officer at Bank One, Chicago. He also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a B.A. degree in Business Administration from the University of Texas at Arlington.

Randy R. Wiese

Executive Vice President and Chief Financial Officer

Mr. Wiese, 53, serves as Executive Vice President and Chief Financial Officer for CSG. Mr. Wiese joined CSG in 1995 as Controller and later served as Chief Accounting Officer. He was named Executive Vice President and Chief Financial Officer in April 2006. Prior to joining CSG, he was manager of audit and business advisory services and held other accounting-related positions at Arthur Andersen & Co. Mr. Wiese is a member of the AICPA and the Nebraska Society of Certified Public Accountants, and serves as a board member for the Habitat for Humanity Board—Omaha Chapter. He holds a B.S. degree in Accounting from the University of Nebraska-Omaha.

Joseph T. Ruble

Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer

Mr. Ruble, 52, serves as Executive Vice President, General Counsel Corporate Secretary and Chief Administrative Officer for CSG, responsible for global oversight of the legal, strategy, corporate development, human resources, corporate communications, and real estate functions. Mr. Ruble joined CSG in 1997 as Vice President and General Counsel. In November 2000, he was appointed Senior Vice President of Corporate Development, General Counsel and Corporate Secretary. In February 2007, he was named Executive Vice President and Chief Administrative Officer. Prior to joining CSG, Mr. Ruble served from 1991 to 1997 as Vice President, General Counsel and Corporate Secretary for Intersolv, Inc., and as counsel to Pansophic Systems, Inc. for its international operations from 1988 to 1991. Prior to that, he represented the software industry in Washington, D.C. on legislative matters. Mr. Ruble holds a J.D. from Catholic University of America and a B.S. degree from Ohio University.

Bret C. Griess

Executive Vice President and Chief Operating Officer

Mr. Griess, 44, serves as Executive Vice President and Chief Operating Officer for CSG, responsible for the Company’s product development, global operations, and professional services functions. Mr.Griess joined CSG in 1996 as a project manager and held a variety of positions in Operations and Information Technology, until being appointed Executive Vice

President of Operations in February 2009 and Chief Operating Officer in March 2011. Prior to joining CSG, Mr. Griess was Genesis Product Manager with Chief Automotive Systems from 1995 to 1996, and an information systems analyst with the Air Force from 1990 to 1995. Mr. Griess holds an M.A. degree in Management and a B.S. degree in Management from Bellevue University in Nebraska, an A.A.S. degree from the Community College of the Air Force, and an A.S. degree in Business Administration degree from Brevard Community College in Florida.

Michael J. Henderson

Executive Vice President, Sales and Marketing

Mr. Henderson, 55, serves as Executive Vice President of Sales and Marketing for CSG, responsible for overseeing all new sales development, marketing strategies, and management of account relationships. Mr. Henderson assumed this role when he joined CSG in 2010. Prior to joining CSG, he served as Chief Sales Officer with Call Genie from 2008 to 2010, and as a partner with BVM Consulting, LLC from 2007 until 2008. Mr. Henderson was President for Telcordia Technologies’ Global Solutions division from 2004 to 2007, and was at ADC’s Software Systems division as Executive Vice President of Global Sales and Marketing from 1999 until 2004. He also was co-founder and Chief Executive Officer of PCI, a venture-backed software company, and held senior executive positions with Nortel, Frontier Corporation, and Volt Delta Resources. Mr. Henderson earned an M.B.A. in Marketing and Finance from the University of Rochester and a B.S. in Management Information Systems from the University of Arizona.

Board of Directors of the Registrant

Information related to our Board of Directors as of December 31, 2012, is provided below.

Donald B. Reed

Mr. Reed, 68, was elected to the Board in May 2005 and has served as the Company’s non-executive Chairman of the Board since January 2010. Mr. Reed is retired, having served as Chief Executive Officer of Cable & Wireless Global from May 2000 to January 2003. Cable & Wireless Global, a subsidiary of Cable & Wireless plc, is a provider of internet protocol (IP) and data services to business customers in the United States, United Kingdom, Europe and Japan. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997, Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. He serves as Chairman of the Board for Oceus Networks and was formerly a Director on the boards for Intervoice, Inc., and Idearc Media (formerly Verizon Yellow Pages) during the past five years. Mr. Reed holds a B.S. degree in History from Virginia Military School.

Peter E. Kalan

Mr. Kalan’s biographical information is included in the “Executive Officers of the Registrant” section shown directly above.

Ronald H. Cooper

Mr. Cooper, 56, was elected to the Board in November 2006. He most recently served as the President and Chief Executive Officer of Clear Channel Outdoor Americas, Inc. from 2009 through 2012. Prior to this position, Mr. Cooper was a Principal at Tufts Consulting LLC from 2006 through 2009. He previously spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and Chief Operating Officer from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, MediaOne and its predecessor Continental Cablevision, Inc. He has held various board and committee seats with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing, New England Cable Television Association and Outdoor Advertising Association of America. Mr. Cooper holds a B.A. degree from Wesleyan University.

John L. M. Hughes

Mr. Hughes, 61, was appointed to the Board in March 2011. Mr. Hughes previously served as Chairman of the Board for Intec Telecom Systems plc for nearly six years until the company was acquired by us in 2010. Mr. Hughes currently serves as

Chairman of the Board for Spectris plc, Telecity Group plc and Sepura plc, and for privately-held AIRCOM International Limited. He also is a Director on the boards for Vitec Group plc and Bi\Holding Group, a privately held stationery supplies company. During the past five years, Mr. Hughes was formerly a Director on the boards of Parity Group plc, NICE-Systems Ltd., Chloride Group plc and Barco N.V. Mr. Hughes has been an advisor to Oakley Corporate Finance since 2012 and previously served as an advisor to Advent International, a private equity fund, from 2008 to 2011. Prior to his board positions, from 2000 to 2004, Mr. Hughes served as Executive Vice President and Chief Operating Officer for Thales Group, a leading European provider of complex systems for the defense, aerospace and commercial markets. Prior to 2000, he served as President of GSM/UMTS Wireless Networks of Lucent Technologies, and as the Director of Convex Global Field Operations and Vice President and Managing Director of Convex Europe, a division of Hewlett-Packard Company. Mr. Hughes holds a B.S. degree in Electrical and Electronic Engineering from the University of Hertfordshire (now the University of Hertfordshire).

Janice I. Obuchowski

Ms. Obuchowski, 61, was elected to the Board in November 1997. Ms. Obuchowski is the founder and President of Freedom Technologies, Inc., a research and consulting firm providing public policy and strategic advice to companies in the communications sector, government agencies and international clients, since 1992. She was previously Chairman and Founder of Frontline Wireless, Inc., a public safety network start-up from 2007 through 2008. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radiocommunication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce and as Administrator for the National Telecommunications and Information Administration. Ms. Obuchowski currently serves as a Director on the boards for Orbital Sciences Corporation and Inmarsat and was formerly a Director on the board of Stratos Global Corporation during the past five years. She also has served on several non-profit boards. She holds a J.D. degree from Georgetown University and a B.A. degree from Wellesley College, and also attended the University of Paris.

Bernard W. Reznicek

Mr. Reznicek, 76, was elected to the Board in January 1997 and served as the Company’s non-executive Chairman of the Board from 2005 until 2009. Mr. Reznicek provides consulting services as President and Chief Executive Officer of Premier Enterprises and serves as Chairman of the Board for Erra, Inc., a privately-held clean technology company. Mr. Reznicek also serves as a Director on the boards for Pulte Group, Inc. and Central States Indemnity Company of Omaha, a Berkshire Hathaway company, where he served as an executive for the company from 1997 to 2003. He was formerly a Director on the board for INFOGROUP Inc. during the past five years. He has 40 years of experience in the electric utility industry, having served as Chairman, President and Chief Executive Officer of Boston Edison Company, and Chief Financial Officer and then later President and Chief Executive Officer of Omaha Public Power District. He also served as Dean of the College of Business for Creighton University. Mr. Reznicek holds an M.B.A. degree from the University of Nebraska-Lincoln and a B.S.B.A. degree from Creighton University.

Frank V. Sica

Mr. Sica, 62, has served as a director of the Company since its formation in 1994. Mr. Sica is currently a Managing Partner of Tailwind Capital. From 2004 to 2005, Mr. Sica was a Senior Advisor to Soros Private Funds Management. From 2000 until 2003, he was President of Soros Private Funds Management, where he oversaw the direct real estate and private equity investment activities of Soros. In 1998, he joined Soros Fund Management where he was a Managing Director responsible for Soros’ private equity investments. Mr. Sica was previously Managing Director for Morgan Stanley Merchant Banking Division. He currently serves as a Director on the boards of JetBlue Airways, Kohl’s Corporation and Safe Bulkers, Inc., and formerly served as Director on the board for NorthStar Realty Finance Corporation during the past five years. Mr. Sica holds an M.B.A. degree from the Tuck School of Business at Dartmouth College and a B.A. degree from Wesleyan University.

Donald V. Smith

Mr. Smith, 71, was elected to the Board in January 2002. Mr. Smith is presently retired. Previously, he served as Senior Managing Director of Houlihan Lokey Howard & Zukin, Inc., an international investment banking firm with whom he has been associated from 1988 through 2009, and where he served on the board of directors. From 1978 to 1988, he served as Principal with Morgan Stanley & Co. Inc., where he headed their valuation and reorganization services. He is also on the board of directors of several non-profit organizations. Mr. Smith holds an M.B.A. degree from the Wharton Graduate School of the University of Pennsylvania and a B.S. degree from the United States Naval Academy.

James A. Unruh

Mr. Unruh, 72, was elected to the Board in June 2005. Mr. Unruh became a founding Principal of Alerion Capital Group, LLC, a private equity investment company, in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation from 1987 to 1997, including serving as its Chairman and Chief Executive Officer from 1990 to 1997. From 1982 to 1986, Mr. Unruh held various executive positions, including Senior Vice President-Finance and Chief Financial Officer with Burroughs Corporation, a predecessor of Unisys Corporation. Prior to 1982, Mr. Unruh was Chief Financial Officer with Memorex Corporation and also held various executive positions with Fairchild Camera and Instrument Corporation, including Chief Financial Officer. Mr. Unruh currently serves as Director on the boards for Prudential Financial, Inc. and Tenet Healthcare Corporation, and formerly served as Director on the boards for Qwest Communications International, Inc. and CenturyLink, Inc. during the past five years. He holds an M.B.A. degree from the University of Denver and a B.S. degree from Jamestown College.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol “CSGS”. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ.

	High	Low
2012
First quarter	$17.35	$14.64
Second quarter	17.31	13.85
Third quarter	23.33	16.99
Fourth quarter	23.06	17.00

	High	Low
2011
First quarter	$21.31	$18.35
Second quarter	21.59	17.70
Third quarter	19.60	12.35
Fourth quarter	15.53	12.13

On March 4, 2013, the last sale price of our common stock as reported by NASDAQ was $19.31 per share. On January 31, 2013, the number of holders of record of common stock was 178.

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

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2007, in our common stock and in each of the two indexes, and that all dividends, if any, were reinvested.

	As of December 31,
	2007	2008	2009	2010	2011	2012
CSG Systems International, Inc.	$100.00	$118.68	$129.69	$128.67	$99.93	$123.51
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09
Data Preparation and Processing Services	100.00	77.83	96.49	110.16	116.26	138.48

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	20,000	$12.20	6,378,878

Of the total number of securities remaining available for future issuance, 5,748,892 shares can be used for various types of stock-based awards, as specified in the equity compensation plan, with the remaining 629,986 shares to be used for our employee stock purchase plan. See Note 13 to our Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2012 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31	1,342	$21.52	—	2,631,481
November 1 - November 30	474	22.24	—	2,631,481
December 1 - December 31	10,644	18.34	—	2,631,481

Total	12,460	$18.83	—

[1]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 6.	Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2012 (1)	2011 (2)	2010 (2)	2009	2008
	(in thousands, except per share amounts)
Statements of Income Data:
Revenues (3):
Processing and related services	$544,649	$524,666	$497,775	$464,970	$439,975
Software, maintenance and services	212,217	210,065	51,604	35,747	32,082

Total revenues	756,866	734,731	549,379	500,717	472,057

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services (4)	258,380	244,776	258,638	249,335	226,343
Software, maintenance and services	125,436	120,874	31,166	26,344	19,007

Total cost of revenues	383,816	365,650	289,804	275,679	245,350
Other operating expenses:
Research and development	112,938	111,142	78,050	70,113	67,278
Selling, general and administrative (2)	138,783	128,346	82,586	59,510	53,857
Depreciation (4)	22,286	25,435	22,428	20,069	16,194
Restructuring charges (2)(10)	2,469	7,873	2,169	599	79

Total operating expenses	660,292	638,446	475,037	425,970	382,758

Operating income (3)(4)	96,574	96,285	74,342	74,747	89,299

Other income (expense):
Interest expense (2)(5)(6)(7)	(15,983)	(17,026)	(6,976)	(5,660)	(7,132)
Amortization of original issue discount	(4,954)	(5,206)	(6,893)	(8,382)	(9,767)
Interest and investment income, net	855	764	754	1,194	4,998
Gain (loss) on repurchase of convertible debt securities (7)	—	—	(12,714)	1,468	3,351
Loss on foreign currency transactions (2)	—	—	(14,023)	—	—
Other, net	732	1,155	(817)	2	15

Total other	(19,350)	(20,313)	(40,669)	(11,378)	(8,535)

Income from continuing operations before income taxes	77,224	75,972	33,673	63,369	80,764
Income tax provision	(28,345)	(33,690)	(11,244)	(21,507)	(27,514)

Income from continuing operations	48,879	42,282	22,429	41,862	53,250

Discontinued operations (8):
Income from discontinued operations	—	—	—	—	—
Income tax benefit	—	—	—	1,471	323

Discontinued operations, net of tax	—	—	—	1,471	323

Net income	$48,879	$42,282	$22,429	$43,333	$53,573

Diluted net income per common share:
Income from continuing operations	$1.51	$1.28	$0.67	$1.22	$1.53
Discontinued operations, net of tax	—	—	—	0.04	0.01

Net income	$1.51	$1.28	$0.67	$1.26	$1.54

Weighted-average diluted shares outstanding:
Common stock	32,459	32,833	32,822	33,352	33,240
Participating restricted stock	17	189	543	1,097	1,602

Total	32,476	33,022	33,365	34,449	34,842

Other Data (at Period End) :
Number of ACP clients’ customers processed	48,870	48,837	48,913	48,645	45,312
Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments	$169,321	$158,830	$215,550	$198,377	$141,217
Working capital (2)	229,203	212,575	171,085	224,281	184,675
Goodwill (1)(2)	233,365	220,013	209,164	107,052	103,971
Total assets (2)	846,941	814,897	879,698	561,714	484,771
Total debt (2)(5)(6)(7)	274,698	309,744	374,687	157,447	175,788
Total treasury stock (9)	728,243	714,893	704,963	675,623	671,841
Total stockholders’ equity	326,639	274,714	237,078	212,110	164,687

Cash Flow Data:
Cash flows from operating activities (11)	$127,477	$60,959	$121,309	$153,059	$114,647

(1)	On July 13, 2012, we acquired the Ascade business, and as a result, approximately six months of Ascade’s operations are included in our 2012 results. See Note 3 to our Financial Statements for a discussion of the Ascade acquisition. The overall cost of the acquisition was approximately $19 million and we incurred approximately $0.3 million of acquisition-related expenses, which are reflected in selling, general and administrative costs (“SG&A”).
(2)	On November 30, 2010, we completed the Intec acquisition, and as a result, one month of Intec’s operations are included in our 2010 results and a full twelve months of Intec’s operations are included in our 2011 and 2012 results. See Note 3 to our Financial Statements for a discussion of the Intec acquisition. The overall cost of the acquisition was approximately $400 million, which includes the purchase price of approximately $364 million, (or approximately $255 million, net of cash acquired of $109 million) acquisition-related expenses of $26.2 million, and debt issuance costs of $10.2 million. The $26.2 million of acquisition-related charges consist of: (i) $10.2 million of investment banking, legal, accounting and other professionals services, and are reflected in SG&A costs; (ii) $2.0 million of restructuring charges related primarily to changes in senior management of Intec after the closing of the transaction; and (iii) $14.0 million of non-operating losses related primarily to foreign currency financial instrument transactions, which are reflected in other income (expense). We financed the Intec acquisition by borrowing against our Credit Agreement, which consisted of a $200 million, five-year term loan and a $100 million, five-year revolving loan facility, with the remaining purchase price satisfied by using our existing cash.
(3)	During 2012, 2010, and 2008 we acquired several businesses as part of our growth and diversification strategy which resulted in top line revenue growth for 2012, 2011, 2010, 2009, and 2008 of 3.0%, 33.7%, 9.7%, 6.1%, and 12.6%, respectively, of which 40% of the 2012 growth rate, almost entirely all of the 2011 growth rate, 37% of the 2010 growth rate, 57% of the 2009 growth rate, and 75% of the 2008 growth rate can be attributed to these acquired entities, with the remaining growth in each year attributed to organic growth factors. These acquired businesses have historically operated at a lower operating margin percentage (driven in part by amortization of acquired intangible assets) than our historical business prior to the acquisitions, thus, have had a dilutive impact to our operating income margin percentage. Refer to the Business Section for additional discussion regarding these acquisitions.
(4)	In the first quarter of 2009, we began to transition our outsourced data center processing services from First Data Corporation to Infocrossing. As a result, during 2010 and 2009, we incurred $20.5 million and $15.5 million of expense, respectively, related to these efforts, of which $18.3 million and $13.6 million, respectively, are included in cost of processing and related services and $2.2 million and $1.9 million, respectively, are included in depreciation in our Statements of Income.
(5)	In November 2012, we refinanced our Credit Agreement in order to take advantage of improved market conditions. As a result, under the refinanced Credit Agreement, we: (i) borrowed $150 million, thus paying down $18 million of outstanding debt; (ii) extended the term from 2015 to 2017; and (iii) reduced the interest rate over current levels by 175 basis points. See Note 6 to our Financial Statements for additional discussion of our Credit Agreement.
(6)	In March 2010, we completed an offering of $150 million of 3.0% senior subordinated convertible notes due March 1, 2017 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used the proceeds, along with available cash, cash equivalents and short-term investments to: (i) repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for $125.0 million (see Note 7 below); and (ii) repurchase 1.5 million shares of our common stock for $29.3 million under our existing Stock Repurchase Program (see Note 9 below). See Note 6 to our Financial Statements for additional discussion of our long-term debt.
(7)	In 2010, 2009, and 2008, we repurchased $145.2 million (par value), $30.0 million (par value) and $29.7 million (par value) of our 2004 Convertible Debt Securities for $151.0 million, $26.7 million, and $22.4 million, respectively, and recognized a gain (loss) on the repurchases of $(12.7) million, $1.5 million, and $3.4 million, respectively. In June 2011, holders of $24.1 million par value of our 2004 Convertible Debt Securities exercised their put option and we paid the par value and accrued interest to extinguish the securities. In June 2011, we exercised our option to call the remaining $1.0 million par value of our 2004 Convertible Debt Securities, and extinguished the debt in July 2011.
(8)	We sold our GSS business in 2005, and any subsequent activity related to the GSS business is reflected as discontinued operations for all periods presented in our Consolidated Statements of Income.
(9)	In August 1999, our Board of Directors approved our Stock Repurchase Program which authorized us to purchase shares of our common stock from time-to-time as business conditions warrant. During 2012, 2011, 2010, 2009, and 2008, we repurchased 0.8 million, 0.8 million, 1.5 million, 0.3 million, and 0.3 million shares, respectively, for $13.3 million, $9.9 million, $29.3 million, $3.8 million, and $4.0 million, respectively. As of December 31, 2012, 2.6 million shares of the 35.0 million shares authorized under the Stock Repurchase Program remain available for repurchase. See Note 12 to our Financial Statements for additional discussion of the Stock Repurchase Program.
(10)	During 2012 and 2011, we implemented various cost reduction and efficiency initiatives. These initiatives resulted in restructuring charges of $2.5 million and $7.9 million, respectively. See Note 8 to our Financial Statements for a discussion of these restructuring activities.
(11)	Our cash flows from operating activities for 2011 were negatively impacted by the following items: (i) the change in the monthly invoice timing for DISH, which had a negative $20 million impact; (ii) the payment of approximately $8 million of Intec acquisition-related expenses, that were accrued as of December 31, 2010; (iii) the $6 million payment of deferred income tax liabilities associated with the 2004 Convertible Debt Securities that became payable as a result of the debt being retired; and (iv) changes in working capital items, to include a year-over-year increase in accounts receivable and decrease in employee compensation payable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MD&A Basis of Discussion

Our Consolidated Statements of Income (“Income Statements” or “Income Statement”) for the years ended December 31, 2012, 2011, and 2010 reflect the results of operations for: (i) Ascade, which was acquired on July 13, 2012, for the period beginning July 14, 2012 through December 31, 2012; and (ii) Intec, which was acquired on November 30, 2010, for the years ended December 31, 2012 and 2011, and the period from December 1, 2010 through December 31, 2010. As a result, amounts may not be comparable between years due to the timing of the acquisitions. The comparable differences have been described below where relevant or significant. For 2012, Ascade contributed approximately $9 million of revenue and was slightly dilutive to our results of operations for the year. Of these revenues, approximately $2 million was classified in processing and related services revenues, with the remainder in software, maintenance and services revenues.

Both the Ascade and Intec acquisitions are discussed in greater detail in Note 3 to our Financial Statements.

Management Overview

Results of Operations. A summary of our results of operations for 2012 and 2011, and other key performance metrics are as follows (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2012	2011
Revenues	$756,866	$734,731
Operating results:
Operating income	96,574	96,285
Operating income margin	12.8%	13.1%
Diluted earnings per share (“EPS”)	$1.51	$1.28
Supplemental data:
ACP customer accounts (end of period)	48,870	48,837
Ascade acquisition-related charges	$344	$—
Restructuring charges	2,469	7,873
Stock-based compensation	13,431	12,152
Amortization of acquired intangible assets	22,717	22,721
Amortization of OID	4,954	5,206

Revenues. Our revenues for 2012 were $756.9 million, an increase of 3% when compared to $734.7 million for 2011. The increase in total revenues is primarily attributed to increased client spending on various ancillary services and increased software sales, and to a lesser degree, the revenues from our Ascade acquisition in July.

Operating Results. Operating income for 2012 was $96.6 million, or a 12.8% operating income margin percentage, compared to $96.3 million, or a 13.1% operating income margin percentage, for 2011. The year-over-year decrease in operating income margin percentage is mainly due to the increases in data processing and employee-related costs, discussed in further detail below.

Diluted EPS. Diluted EPS for 2012 was $1.51, which compares to $1.28 for 2011. Diluted EPS for 2012, when compared to diluted EPS for 2011, was impacted by the following items:

•	restructuring charges of $2.5 million, or $0.05 per diluted share, for 2012 compared to $7.9 million, or $0.13 per diluted share, for 2011; and

•	an effective income tax rate of approximately 37% for 2012, compared to approximately 44% for 2011.

Balance Sheet and Cash Flows. As of December 31, 2012, we had cash, cash equivalents, and short-term investments of $169.3 million, as compared to $158.8 million as of December 31, 2011. Cash flows from operating activities for 2012 were $127.5 million, compared to $61.0 million for 2011, with the increase between years due to several unusual items impacting our working capital items during 2011, as discussed in further detail in the Liquidity section.

Significant Client Relationships

Comcast. Comcast continues to be our largest client. For 2012 and 2011, revenues from Comcast were $150 million and $138 million, respectively, representing approximately 20% and 19% of our total revenues. Our processing agreement with Comcast was originally set to expire on December 31, 2012, but has been extended for three consecutive one month terms, with the last extension running through March 31, 2013, while we continue negotiations relating to a new longer-term agreement.

The Comcast processing agreement and related amendments, with confidential information redacted, are included in the exhibits to our periodic filings with the SEC.

DISH. DISH is our second largest client. For 2012 and 2011, revenues from DISH were $103 million and $92 million, respectively, representing approximately 14% and 13% of our total revenues. On January 15, 2011, we entered into a contract extension with DISH to extend our relationship for processing and related services, and for print and mail services, through December 31, 2017. The annual fees generated under this new agreement were reduced from the previous level in exchange for the extended term of the contract and DISH’s migration to our ACP platform, which was completed during 2012. As a result, our overall revenues generated from DISH during 2011 as compared to 2010 decreased by approximately 5%. During 2012, we provided additional products and services to DISH such that our revenues generated from DISH increased 11% when compared to 2011.

The DISH agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Time Warner. Time Warner is our third largest client. For 2012 and 2011, revenues from Time Warner were $75 million and $74 million, respectively, representing approximately 10% of our total revenues.

On December 28, 2012, we entered into a contract extension with Time Warner to extend our relationship for an additional four years through March 31, 2017. The new agreement includes pricing adjustments effective April 1, 2013 for certain products and services currently in use by Time Warner and includes commitments from Time Warner to purchase a minimum level of certain products and services from us over the contract term. These minimum financial commitments are calculated in a similar manner, and are relatively consistent with the annual amounts in the previous agreement. The new agreement also provides Time Warner with the option to extend the term of the new agreement for one additional year through March 31, 2018, by exercising the renewal option on or before September 30, 2016.

Consistent with the previous agreement, the fees to be generated under the new agreement will be based primarily on monthly charges for processing and related services per Time Warner customer account, and various other ancillary services based on actual usage. Certain of the per unit fees include volume-based pricing tiers, and are subject to annual inflationary price escalators.

Considering the pricing impacts of the new agreement and our expectation of usage levels for current contracted business, we anticipate 2013 Time Warner revenues may decrease by approximately 7.5% when compared to 2012. The anticipated revenue impact in both the near term and long term may vary depending on the actual level of products and services purchased by Time Warner, and therefore, there can be no assurances as to the level of revenues to be generated from Time Warner in the future.

The Time Warner processing agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in our Income Statement (in thousands):

	2012	2011	2010
Cost of processing and related services.	$2,550	$2,588	$3,137
Cost of software, maintenance and services	882	622	791
Research and development	1,435	1,637	1,639
Selling, general and administrative	8,564	7,305	6,771

Total stock-based compensation expense	$13,431	$12,152	$12,338

See Notes 2 and 13 to our Financial Statements for additional discussion of our stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in our Income Statement (in thousands):

	2012	2011	2010
Cost of processing and related services	$3,120	$3,303	$2,706
Cost of software, maintenance and services	19,597	19,413	3,416
Selling, general and administrative	—	5	84

Total amortization of acquired intangible assets	$22,717	$22,721	$6,206

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations. These critical accounting policies were determined by considering our accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; (v) business combinations and asset purchases, and (vi) loss contingencies. These critical accounting policies, as well as our other significant accounting policies, are disclosed in the notes to our Financial Statements.

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

We acquired Intec on November 30, 2010. During 2012 and 2011, we obtained a significant portion of our software license, professional services and software maintenance revenues from the acquired Intec software products.

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

A portion of our professional services revenues does not include an element of software delivery (e.g., business consulting services, etc.), and thus, do not fall within the scope of specific authoritative accounting literature for software arrangements. In these cases, revenues from fixed-price, professional service contracts are recognized using a method consistent with the proportional performance method, which is relatively consistent with our POC methodology. Under a proportional performance model, revenue is recognized by allocating revenue between reporting periods based on relative service provided in each reporting period, and costs are generally recognized as incurred. We utilize an input-based approach (i.e., hours worked) for purposes of measuring performance on these types of contracts. Our input measure is considered a reasonable surrogate for an output measure. In instances when the work performed on fixed price agreements is of relatively short duration, or if we are unable to make reasonably dependable estimates at the outset of the arrangement, we use the completed contract method of accounting whereby revenue is recognized when the work is completed.

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

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as follows: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) the economic condition of the industry in which the client conducts the majority of its business; (iv) the economic condition and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business; and (v) a deterioration in a client’s financial condition, evidenced by weak financial position and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. Our credit risk is heightened due to our concentration of clients within the global communications industry, and the fact that a large percentage of our outstanding accounts receivable are further concentrated with our largest clients. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change significantly, an adjustment to the provision for doubtful account receivables may be necessary. Because of the overall significance of our gross billed account receivables balance ($195.1 million as of December 31, 2012); such an adjustment could be material.

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

As of July 31, 2012, we had goodwill of approximately $238.9 million, which was assigned to a single reporting unit. Since we had only a single reporting unit, we used our public market capitalization as our primary means to estimate the fair value for that single reporting unit. Since our market capitalization exceeded the carrying value of our single reporting unit by a significant margin, we concluded there was no impairment of goodwill.

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

Loss Contingencies. In the ordinary course of business, we are subject to claims (and potential claims) related to various items including but not limited to the following: (i) legal and regulatory matters; (ii) client and vendor contracts; (iii) product and service delivery matters; and (iv) labor matters. Accounting and disclosure requirements for loss contingencies requires us to assess the likelihood of any adverse judgments in or outcomes to these matters, as well as the potential ranges of probable losses. A determination of the amount of reserves for such contingencies, if any, for these contingencies is based on an analysis of the issues, often with the assistance of legal counsel. The evaluation of such issues, and our ultimate accounting and disclosure decisions, are by their nature, subject to various estimates and highly subjective judgments. Should any of the factors considered in determining the adequacy of any required reserves change significantly, an adjustment to the reserves may be necessary. Because of the potential significance of these issues, such an adjustment could be material.

Detailed Discussion of Results of Operations

Total Revenues. Total revenues for: (i) 2012 increased 3% to $756.9 million, from $734.7 million for 2011; and (ii) 2011 increased 34% to $734.7 million, from $549.4 million for 2010.

•

The 3% year-over-year increase between 2012 and 2011 can be primarily attributed to increased client spending on various ancillary services and increased software sales, and to a lesser degree, the revenues from our Ascade acquisition in July.

•	The 34% year-over-year increase between 2011 and 2010 can be almost entirely attributed to the impact of the Intec acquisition.

The components of total revenues are discussed in more detail below.

Processing and Related Services Revenues. Processing and related services revenues for: (i) 2012 increased 4% to $544.6 million, from $524.7 million for 2011; and (ii) 2011 increased 5% to $524.7 million, from $497.8 million for 2010.

•	The year-over-year increase between 2012 and 2011 is almost entirely due to increased client spending on various ancillary services.

•	Approximately 85% of the increase in processing and related services revenues between 2011 and 2010 can be attributed to the inclusion of Intec’s managed services revenues.

Additional information related to processing revenues is as follows:

•	Total customer accounts on our ACP managed service solution as of December 31, 2012, 2011, and 2010, were 48.9 million, 48.8 million, and 48.9 million, respectively.

•

Amortization of the investments in client contracts intangible asset (reflected as a reduction of processing revenues) for 2012, 2011, and 2010, was $7.6 million, $7.5 million, and $6.7 million, respectively.

•

Processing and related services revenues for 2011 includes an eleven-month impact of the DISH contract extension, which reflects the lower annual fees, discussed in the Significant Client Relationships section above.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for: (i) 2012 increased 1% to $212.2 million, from $210.1 million for 2011; and (ii) 2011 increased to $210.1 million, from $51.6 million for 2010.

•

The year-over-year increase from 2012 to 2011 is attributed to the additional revenues generated as a result of the Ascade acquisition and to increased software sales. However, these increases were offset to a certain degree by lower professional services revenues and maintenance fee revenues.

•	The year-over-year increase from 2011 to 2010 is entirely attributed to the additional revenues generated as a result of the Intec acquisition.

Total Operating Expenses. Our operating expenses for: (i) 2012 increased 3% to $660.3 million, from $638.4 million for 2011; and (ii) 2011 increased 34% to $638.4 million, from $475.0 million for 2010.

•

Of the total $21.9 million increase in total operating expenses between 2012 and 2011, approximately 40% of this increase attributed to the additional expenses from the acquired Ascade business. The remaining increase can be mainly attributed to increased data processing costs and increased compensation costs, primarily related to higher incentive compensation in 2012, as we underperformed to our financial incentive targets for 2011.

•

The $163.4 million increase in total expenses between 2011 and 2010 can be mainly attributed to the inclusion of the full year impact of the Intec operations. This, however, was offset to a certain degree by the following:

•

During 2010 we incurred $20.5 million of costs related to the transition of our data center from First Data Corporation to Infocrossing LLC. Our ACP and related products and services are run out of this out-sourced data center. Of this $20.5 million, approximately $18 million was included in cost of processing and related services, with the remainder included in depreciation expense in our Income Statement. The data center transition began in the first quarter of 2009 and was completed during the third quarter of 2010, and thus no additional costs were incurred in 2011.

•	In conjunction with the Intec acquisition, during 2010 we incurred $10.2 million of acquisition-related costs, with no comparable amounts in 2011.

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

The cost of processing and related services for: (i) 2012 increased 6% to $258.4 million, from $244.8 million for 2011; and (ii) 2011 decreased 5% to $244.8 million, from $258.6 million for 2010. Total processing and related services cost of revenues as a percentage of our processing and related services revenues for 2012, 2011, and 2010 were 47.4%, 46.7%, and 52.0%, respectively.

•

The year-over-year increase in cost of processing and related services between 2012 and 2011 is mainly attributed to increased data processing capacity as our clients’ businesses continue to grow and become more complex. Additionally, during 2012, we recorded an impairment charge of $3.8 million to cost of processing and related services associated with the cancellation of a managed services arrangement where we had previously capitalized conversion/set-up services costs.

•

The year-over-year decrease in cost of processing and related services between 2011 and 2010 is due to the costs we incurred in 2010 related to our data center transition expenses, discussed above, which contributed an additional $18.3 million, or 3.7 percentage points, to cost of processing and related services for 2010. Absent the impact of the data center transition expenses, processing and related services cost of revenues as a percentage of our processing and related services revenues would have decreased 1.6 percentage points between 2011 and 2010, which is reflective of the operational and financial benefits that we began to experience beginning in the second quarter of 2010, following the substantial completion of our migration efforts to the new data center location and beginning in the third quarter of 2011 following the consolidation of our print facilities.

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

The cost of software, maintenance and services for: (i) 2012 increased 4% to $125.4 million, from $120.9 million for 2011; and (ii) 2011 increased to $120.9 million, from $31.2 million for 2010.

•

Year-over-year, cost of software, maintenance and services increased $4.5 million between 2012 and 2011, of which approximately 70% of this increase can be attributed to the Ascade acquisition, to include $1.0 of amortization expense related to the Ascade acquired intangible assets.

•

Year-over-year, cost of software, maintenance and services increased $89.7 million between 2011 and 2010, of which the entire increase can be attributed to the Intec acquisition, to include the amortization expense related to the Intec acquired intangible assets for 2011 and 2010 of $18.0 million and $1.5 million, respectively.

Total cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for 2012, 2011, and 2010 were 59.1%, 57.5%, and 60.4%, respectively. Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses and perform professional services. Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software, maintenance and services as a percentage of our software, maintenance and services revenues will likely occur between periods.

R&D Expense (Exclusive of Depreciation). R&D expense for: (i) 2012 increased 2% to $112.9 million, from $111.1 million for 2011; and (ii) 2011 increased 42% to $111.1 million, from $78.1 million for 2010.

•	Of the $1.8 million increase in R&D expense between 2012 and 2011, nearly 60% of this increase can be attributed to the additional R&D expense from the acquired Ascade business.

•	Of the $33.0 million increase in R&D expense between 2011 and 2010, almost the entire amount can be attributed to the addition of Intec R&D activities.

We did not capitalize any internal software development costs related to our product solutions in 2012, 2011, or 2010.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while turning transactions into revenues. This includes the continued investment in our business support solutions aimed at improving a providers’ time-to-market, flexibility, scalability, and total cost of ownership. These efforts include the integration of the recently acquired Ascade products into the CSG solution suite.

As a percentage of total revenues, R&D expense for 2012, 2011, and 2010 was 14.9%, 15.1%, and 14.2%, respectively. We expect that our R&D investment activities in the near-term will be relatively consistent with those of the past few years, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative Expense (Exclusive of Depreciation) (“SG&A”). SG&A expense for: (i) 2012 increased 8% to $138.8 million, from $128.3 million for 2011; and (ii) 2011 increased 55% to $128.3 million, from $82.6 million for 2010.

•

Of the $10.5 million increase in SG&A expense between 2012 and 2011, approximately one-fourth of this increase can be attributed to the SG&A costs of the acquired Ascade business. The remaining increase in SG&A expense is mainly due to increased compensation costs, primarily related to incentive compensation, and to much lesser degree, increased legal fees related to the OFAC inquiry discussed in Note 11 to our Financial Statements and accounting fees related to global tax planning.

•

The increase in SG&A expense between 2011 and 2010 is primarily the result of the impact of the Intec SG&A functions, offset to a certain degree by the $10.2 million of Intec acquisition-related charges incurred in 2010, with no comparable amounts in 2011.

As a percentage of total revenues, SG&A expense for 2012, 2011, and 2010 was 18.3%, 17.5%, and 15.0%, respectively. As anticipated, our SG&A costs as a percentage of our revenues increased in 2012 and 2011 as a result of the acquisitions of the Intec and Ascade businesses. As is typical with many global software companies, SG&A expenses as a percentage of total revenues are greater than CSG’s historical levels as a domestic outsourced processing company.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for 2012, 2011, and 2010, was $22.3 million, $25.4 million, and $22.4 million, respectively.

•	The year-over-year decrease in depreciation expense between 2012 and 2011 is primarily the result of certain assets becoming fully depreciated over the past year.

•

The year-over-year increase in depreciation expense between 2011 and 2010 is reflective of our increased capital expenditures during the last several years leading up to 2011 (mainly related to statement production equipment, to include our investments in new color print technologies and faster print equipment, and computer hardware, software, and related equipment for our service offerings) and the acquired property and equipment from our acquisition activities.

Restructuring Charges. In 2012 and 2011, we implemented various cost reduction and efficiency initiatives that resulted in restructuring charges of $2.5 million and $7.9 million, respectively. These initiatives included reducing our workforce across many functions and geographies, consolidation of facility locations, and the consolidation of our print facilities from four to three locations. We completed these initiatives in order to better align and allocate our resources as we continue to evolve and invest in those areas where we have identified growth opportunities. See Note 8 to our Financial Statements for additional information regarding these restructuring initiatives.

Operating Income. Operating income and operating income margin for: (i) 2012 was $96.6 million, or 12.8% of total revenues, compared to $96.3 million, or 13.1% of total revenues for 2011; and (ii) 2011 was $96.3 million, or 13.1% of total revenues, compared to $74.3 million, or 13.5% of total revenues for 2010.

•

Operating income between 2012 and 2011 was relatively consistent between periods, increasing $0.3 million. However, operating income margin decreased 0.3 percentage points mainly due to the increases in data processing and employee-related costs, discussed above.

•

Operating income and operating income margin for 2010 when compared to 2011, was significantly impacted by $20.5 million of data center transition expenses and $12.2 million of Intec acquisition-related charges, with no comparable items in 2011. These expenses negatively impacted our operating income margin by 6.0 percentage points in 2010, and excluding these items, operating income margin would have decreased by 6.4 percentage points between 2011 and 2010. This decrease reflects: (i) the impact of the lower margin profile of our expanded software and services business from the Intec acquisition (to include approximately $17 million of additional acquired Intec intangible asset amortization); and (ii) the lower revenue impact of the seven-year contract extension with DISH that was effective in February 2011.

At this time, we expect our operating margin for 2013 will decrease over 2012. This anticipated margin decrease is attributed mainly to expectations of relatively unchanged total revenues between years, to include the impact of certain contract renewals and lost processing and managed services clients, while also experiencing increasing costs related to employee compensation.

Interest Expense and Amortization of Original Issue Discount (“OID”). Our interest expense relates primarily to our 2004 Convertible Debt Securities, which were retired in July 2011, our 2010 Convertible Notes, and our Credit Agreement. See Note 6 to our Financial Statements for additional discussion of our long-term debt, to include the non-cash interest expense related to the amortization of the convertible debt OID.

Interest expense for: (i) 2012 decreased to $16.0 million, from $17.0 million for 2011; and (ii) 2011 increased to $17.0 million, from $7.0 million for 2010.

•	The decrease between 2012 and 2011 can be primarily attributed to the lower average debt balance outstanding during 2012 compared to 2011.

•	The increase between 2011 and 2010 is due to the interest expense related to the Credit Agreement, which was entered into during the fourth quarter of 2010 in conjunction with the Intec acquisition.

Additionally, in November 2012, we reduced our principal balance by $18 million and refinanced our Credit Agreement which reduced the interest rate over current levels by 175 basis points. Primarily as a result of this refinancing, we expect that our interest expense for 2013 will be approximately $13 million.

Loss on Repurchase of Convertible Debt Securities. During 2010, we repurchased $145.2 million (par value) of our 2004 Convertible Debt Securities for a total purchase price of $151.0 million. As a result of this transaction, we recognized a non-cash loss on the repurchase of $12.7 million (pretax impact). The 2004 Convertible Debt Securities were fully retired in July 2011.

Loss on Foreign Currency Transactions. During 2010, we recorded net expense of $14.0 million related to financial instrument transactions and the foreign currency impact of intercompany notes established to structure the Intec acquisition.

Income Tax Provision. Our effective income tax rates for 2012, 2011, and 2010 were as follows:

2012(1)	2011 (2)	2010
37%	44%	33%

(1)	During 2012, our effective income tax rate was positively impacted by the following items: (i) certain tax improvement initiatives we implemented in 2012; (ii) an improvement in the income tax expense related to our foreign operations; and (iii) a benefit related to the passage of new state legislation that required us to alter the method of how we source our revenues for state income tax purposes.

(2)	Our 2011 effective income tax rate was higher than our historical levels of at or below the statutory U.S. Federal income tax rate as a result of losses in certain foreign tax jurisdictions for the year. Under current accounting rules, we could not take a tax benefit for those losses at that time, as we could not carry the losses back to earlier tax periods or could not assume the losses would be able to be netted against future taxable income, which had the effect of increasing our effective income tax rate for the year.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, and therefore we were unable to include the research and experimentation credits we generated during 2012 in the determination of our 2012 effective income tax rate, as a change in tax law is accounted for in the period of enactment. These credits are currently estimated to be approximately $6 million, and will be claimed on our 2012 U.S. Federal income tax return pursuant to the new legislation, but the benefit of these credits will be reflected in our 2013 effective income tax rate.

Liquidity

Cash and Liquidity. As of December 31, 2012, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $169.3 million, compared to $158.8 million as of December 31, 2011. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in November 2017 (see Note 6 to our Financial Statements). As of December 31, 2012, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of December 31, 2012, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31, 2012	December 31, 2011
Americas (principally the U.S.)	$137,291	$132,535
Europe, Middle East and Africa (principally Europe )	28,763	21,169
Asia Pacific	3,267	5,126

Total cash, equivalents and short-term investments	$169,321	$158,830

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of December 31, 2012, we had $3.5 million of cash restricted as to use to collateralize outstanding letters of credit.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.

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

The primary use of our cash is to fund our operating activities. Slightly over half of our total operating costs relate to labor costs (both employees and contracted labor) for the following: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. The other primary cash requirements for our operating expenses consist of: (i) data processing and related services and communication lines for our outsourced processing business; (ii) postage, paper, envelopes, and related supplies for our statement processing solutions; (iii) hardware and software; and (iv) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. A summary of our material contractual obligations is provided below.

See “Cash Flows From Investing Activities” and “Cash Flows From Financing Activities” below for the other primary sources and uses of our cash.

Our 2011 and 2012 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2011:
March 31 (1)	$39,687	$(41,576)	$(1,889)
June 30 (2)	21,753	(21,040)	713
September 30 (3)	34,549	(4,239)	30,310
December 31(3)	34,348	(2,523)	31,825

Year-to-date total	$130,337	$(69,378)	$60,959

2012:
March 31	$28,890	$19,299	$48,189
June 30	29,898	6,681	36,579
September 30	32,608	(8,954)	23,654
December 31	34,921	(15,866)	19,055

Year-to-date total	$126,317	$1,160	$127,477

(1)	The large decrease attributable to changes in operating assets and liabilities for the first quarter of 2011 relates primarily to: (i) the change of the monthly invoice timing for DISH that had a negative $20 million impact; and (ii) the timing of payments for several items specific to the first quarter, including the approximately $8 million of Intec acquisition-related expenses and the 2010 employee incentive performance bonuses, both of which were accrued expenses as of December 31, 2010.

(2)	As a result of the payment of our 2004 Convertible Debt Securities, discussed in Note 6 to our Financial Statements, $6 million of deferred income tax liabilities associated with the debt became payable and were reclassified to current income taxes payable as of June 30, 2011. Although this was neutral to our overall cash flows from operating activities, it provided a negative impact to our operations portion of cash flows from operating activities and a benefit to our changes in operating assets and liabilities. Additionally, the changes in operating assets and liabilities for the second quarter of 2011 were negatively impacted by the increase in accounts receivable in addition to decreases in deferred revenue and accrued liabilities.
(3)	During the third and fourth quarter of 2011, we paid $4.4 million and $1.6 million, respectively, of the deferred tax liabilities discussed in Note 2 above, thus negatively impacting the changes in operating assets and liabilities in each respective quarter by these amounts.

As the table above illustrates, the variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities related to our operations. Our cash flows from operating activities for the year ended December 31, 2011 of $61.0 million was unusually low for us, caused mainly by the $34 million of one-time, nonrecurring items highlighted in Note 1 and 3 in the table above, and fluctuations in year-end working capital items. We expect that we will continue to see some quarter end variability in our operating assets and liabilities in future quarters, however, over longer periods of time, we do not expect this to be a factor in our ability to continue to generate strong cash flows, as demonstrated by our 2012 cash flows from operating activities.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2011:
March 31	$150,592	(1,958)	148,634	53
June 30	168,977	(2,541)	166,436	59
September 30	159,748	(2,472)	157,276	61
December 31	182,225	(2,421)	179,804	60
2012:
March 31	173,834	(2,925)	170,909	61
June 30	166,194	(2,802)	163,392	62
September 30	177,055	(2,918)	174,137	61
December 31	195,090	(3,147)	191,943	62

The increase in gross and net billed accounts receivable in the fourth quarters of 2011 and 2012 can be primarily attributed to the fluctuations in the timing of client payments at year-end and to several billing milestones being met towards the end of the quarter. All other changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

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

Trade Accounts Payable and Accrued Liabilities

Trade accounts payable and accrued liabilities provided $18.5 million of cash flows from operating activities in 2012 due to increases in accrued employee compensation, primarily as a result of higher employee incentive compensation being accrued for as of December 31, 2012 compared to December 31, 2011, as we underperformed to our financial incentive compensation targets for 2011.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. However, on July 13, 2012 we acquired Ascade and on November 30, 2010 we acquired Intec. These acquisitions are included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.

During 2012, 2011, and 2010 we purchased $62.7 million, $37.8 million, and $64.6 million, respectively, and sold or had mature $42.1 million, $43.5 million, and $81.9 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2012	2011	2010
Property and equipment	$33,221	$22,197	$14,277
Client contracts	4,629	9,133	4,797

Our capital expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) facilities and internal infrastructure items; and (iii) statement production equipment.

Our investments in client contracts for 2012, 2011, and 2010 relate primarily to: (i) cash incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term processing or managed services arrangements where we are required to defer conversion/set-up services fees and recognize those fees as the related processing services are performed. For 2012, 2011, and 2010 our: (i) investments in client contracts related to cash incentives were $0.5 million, $1.7 million, and $2.4 million, respectively; and (ii) the deferral of costs related to conversion/set-up services provided under long-term processing contracts were $4.1 million, $7.4 million, and $2.4 million, respectively.

Cash Flows From Financing Activities. Our financing activities typically consist of various debt-related transactions and activities with our common stock, which are discussed below.

Issuance of Common Stock.

Proceeds from the issuance of common stock for 2012, 2011, and 2010 were $1.9 million, $1.5 million, and $1.4 million, respectively, and relates primarily to employee stock purchase plan purchases.

Repurchase of Common Stock.

During 2012, 2011, and 2010, we repurchased approximately 823,000, 750,000, and 1.5 million shares of our common stock under the guidelines of our Stock Repurchase Program for $13.3 million, $9.9 million, and $29.3 million, respectively. In addition, outside of our Stock Repurchase Program, during 2012, 2011, and 2010, we repurchased from our employees and then cancelled approximately 197,000 shares, 232,000 shares, and 232,000 shares of our common stock for $3.2 million, $4.4 million, and $4.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Long-term debt.

During 2012 we repaid a total of $40 million of our long-term debt balance to bring the total Term Loan balance outstanding as of December 31, 2012 to $150 million. Additionally, in connection with the refinancing of the Credit Agreement in 2012, we paid deferred financing costs of $2.5 million.

During 2011, we: (i) repaid the $35 million outstanding balance of the Revolver; (ii) paid $25.1 million of 2004 Convertible Debt Securities, primarily as a result of the holders exercising their put option; and (iii) made $10.0 million of repayments on the Term Loan.

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

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheets. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Balance Sheet, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2012, and the future periods in which such obligations are expected to be settled in cash (in thousands).

	Total	Less than 1 year	Years 2– 3	Years 4-5	More than 5 Years
Long-term debt	$334,222	$24,171	$53,035	$257,016	$—
Leases	89,711	15,916	22,507	16,697	34,591
Purchase obligations	244,696	68,380	103,547	64,209	8,560
Other obligations	28,720	—	11,488	11,488	5,744

Total	$697,349	$108,467	$190,577	$349,410	$48,895

Our long-term debt obligations are discussed in more detail in Note 6 to our Financial Statements. The contractual obligation amounts reflected for our long-term debt is based upon the following assumptions:

(i)	our 2010 Convertible Notes are outstanding through their maturity date of March 1, 2017; upon settlement, our cash obligation will not exceed their principal amount; and interest paid through their life is at a rate of 3.0% per annum;

(ii)	as it relates to our Credit Agreement, we make no more than the mandatory quarterly amortization payments on the term loan; there are no mandatory prepayments required on the term loan; and the interest paid throughout the life of the term loan is based upon the interest rate applicable as of December 31, 2012, as impacted by the interest rate swap contracts (discussed in Note 7 to our Financial Statements).

The operating leases are discussed in Note 11 to our Financial Statements. Our purchase obligations consist primarily of our expected minimum base fees under the Infocrossing service agreement (discussed in Note 11 to our Financial Statements), and data communication and business continuity planning services.

The other obligations reflect the requirement for us to pay cash of approximately $29 million ratably over five years related to the deferred income tax liabilities associated with our repurchase of the 2004 Convertible Debt Securities as discussed in Note 9 to our Financial Statements.

Of the total contractual obligations and commercial commitments above, approximately $344 million is reflected on our Balance Sheet.

Off-Balance Sheet Arrangements

None

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of December 31, 2012, we had cash, cash equivalents, and short-term investments of $169.3 million, of which approximately 80% is in U.S. Dollars and held in the United States. We have $3.5 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the United States, we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. We have a $100 million senior secured revolving loan facility with a syndicate of financial institutions that expires in November 2017 (or December 2016 if certain conditions exist - see Note 6 to our Financial Statements for additional details). As of the date of this filing, we have $100 million of the revolving loan facility available to us.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made significant repurchases of our common stock in the past under our Stock Repurchase Program. During the twelve months ended December 31, 2012, we repurchased 0.8 million shares of our common stock for $13.3 million ($16.23 per share) under our Stock Repurchase Program. As of December 31, 2012, we have 2.6 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients. Most recently, in July 2012, we acquired Ascade where we paid cash related to the transaction of approximately $19 million.

•

Capital Expenditures. During 2012, we spent $33.2 million on capital expenditures. At this time, we expect our 2013 capital expenditures to be relatively consistent with that of 2012. As of December 31, 2012, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the year ended December 31, 2012, we made client incentive payments of $0.5 million. As of December 31, 2012, we had commitments to make $12 million of client incentive payments, $6.0 million in 2013, $3.0 million in 2014 and $1.5 million in 2015 and 2016, respectively.

•

Long-Term Debt Service. As of December 31, 2012, our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $150 million. During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time related to the 2010 Convertible Notes is the $4.5 million of interest payments. Over the next 12 months, the mandatory repayments and the cash interest expense (based upon current interest rates) for our Credit Agreement are approximately $15.0 million and $4.7 million, respectively. We have the ability to make prepayments on our Credit Agreement without penalty.

We continue to evaluate the best use of our capital going forward, which from time-to-time, may include common stock repurchases, repurchases of our 2010 Convertible Notes, and/or prepayments on our Credit Agreement, as market and business conditions warrant.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2012, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

Market Risk Related to Long-Term Debt. The interest rate on our convertible debt is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. Refer to Note 6 to our Financial Statements for further details of our long-term debt.

As of December 31, 2012, we are a party to interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to our variable-rate debt. See Note 7 to our Financial Statements for further details on the interest rate swap contracts.

As a result of the interest rate swap contracts, as of December 31, 2012, we were exposed to fluctuations in interest rate movements on $80.0 million of our Term Loan. We expect our exposure amount to fluctuate over the term of the interest rate swap contracts as the interest rate swap contracts expire and the balance due under the Credit Agreement is repaid through mandatory repayments or prepayments.

A hypothetical adverse change of 10% in the December 31, 2012 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of December 31, 2012 and 2011 were $136.5 million and $146.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2012 and 2011 were $32.8 million and $12.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the year ended December 31, 2012, we generated approximately 88% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of December 31, 2012 and 2011, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	December 31, 2012		December 31, 2011
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$(36)	$1,439	$—	$221
Euro	(40)	5,090	(23)	4,940
U.S. Dollar	(94)	23,719	(140)	18,221
Other	(20)	3,311	(4)	638

Totals	$(190)	$33,559	$(167)	$24,020

A hypothetical adverse change of 10% in the December 31, 2012 exchange rates would not have had a material impact upon our results of operations.

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 7, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska

March 7, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

March 7, 2013

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$136,473	$146,733
Short-term investments	32,848	12,097

Total cash, cash equivalents and short-term investments	169,321	158,830
Trade accounts receivable:
Billed, net of allowance of $3,147 and $2,421	191,943	179,804
Unbilled and other	33,859	30,981
Deferred income taxes	22,244	19,982
Income taxes receivable	6,469	4,139
Other current assets	17,099	16,224

Total current assets	440,935	409,960

Non-current assets:
Property and equipment, net of depreciation of $120,643 and $116,125	39,429	41,154
Software, net of amortization of $68,513 and $56,521	36,729	29,966
Goodwill	233,365	220,013
Client contracts, net of amortization of $184,763 and $159,225	76,388	98,403
Deferred income taxes	2,596	1,008
Income taxes receivable	1,292	—
Other assets	16,207	14,393

Total non-current assets	406,006	404,937

Total assets	$846,941	$814,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,000	$27,000
Client deposits	33,807	30,523
Trade accounts payable	30,473	27,198
Accrued employee compensation	61,083	42,005
Deferred revenue	47,691	44,824
Income taxes payable	2,116	2,334
Other current liabilities	21,562	23,501

Total current liabilities	211,732	197,385

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $25,302 and $30,256	259,698	282,744
Deferred revenue	6,504	8,631
Income taxes payable	1,168	4,114
Deferred income taxes	21,674	28,188
Other non-current liabilities	19,526	19,121

Total non-current liabilities	308,570	342,798

Total liabilities	520,302	540,183

Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000 shares authorized; 6,904 and 8,676 shares reserved for employee stock purchase plan and stock incentive plans; 33,734 and 33,822 shares outstanding	653	645
Additional paid-in capital	461,497	449,376
Treasury stock, at cost, 31,530 and 30,707 shares	(728,243)	(714,893)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	3	1
Unrecognized pension plan losses and prior service costs, net of tax	(1,761)	(1,794)
Unrecognized loss on change in fair value of interest rate swap contracts, net of tax	(658)	(618)
Cumulative foreign currency translation adjustments	2,274	(1,998)
Accumulated earnings	592,874	543,995

Total stockholders’ equity	326,639	274,714

Total liabilities and stockholders’ equity	$846,941	$814,897

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Processing and related services	$544,649	$524,666	$497,775
Software, maintenance and services	212,217	210,065	51,604

Total revenues	756,866	734,731	549,379

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	258,380	244,776	258,638
Software, maintenance and services	125,436	120,874	31,166

Total cost of revenues	383,816	365,650	289,804
Other operating expenses:
Research and development	112,938	111,142	78,050
Selling, general and administrative	138,783	128,346	82,586
Depreciation	22,286	25,435	22,428
Restructuring charges	2,469	7,873	2,169

Total operating expenses	660,292	638,446	475,037

Operating income	96,574	96,285	74,342

Other income (expense):
Interest expense	(15,983)	(17,026)	(6,976)
Amortization of original issue discount	(4,954)	(5,206)	(6,893)
Interest and investment income, net	855	764	754
Loss on repurchase of convertible debt securities	—	—	(12,714)
Loss on foreign currency transactions	—	—	(14,023)
Other, net	732	1,155	(817)

Total other	(19,350)	(20,313)	(40,669)

Income before income taxes	77,224	75,972	33,673
Income tax provision	(28,345)	(33,690)	(11,244)

Net income	$48,879	$42,282	$22,429

Weighted-average shares outstanding - Basic:
Common stock	32,142	32,624	32,537
Participating restricted stock	17	189	543

Total	32,159	32,813	33,080

Weighted-average shares outstanding - Diluted:
Common stock	32,459	32,833	32,822
Participating restricted stock	17	189	543

Total	32,476	33,022	33,365

Earnings per common share:
Basic	$1.52	$1.29	$0.68
Diluted	$1.51	$1.28	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$48,879	$42,282	$22,429
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,272	(2,866)	868
Unrealized holding gains (losses) on short-term investments arising during period	2	(3)	(6)
Defined benefit pension plan:
Net loss arising from period (net of tax effect of $(62), $(629), and $(66))	(119)	(972)	(28)
Amortization of net actuarial loss included in net periodic pension cost (net of tax effect of $97, $48, and $32)	152	75	50

Net change in defined benefit pension plan	33	(897)	22

Cash flow hedges:
Unrealized losses on change in fair value of interest rate swap contracts (net of tax effect of $(26), $(387), and zero)	(282)	(684)	—
Reclassification adjustment for losses included in net income (net of tax effect of $151, $41, and zero)	242	66	—

Net change in cash flow hedges	(40)	(618)	—

Other comprehensive income, net of tax	4,267	(4,384)	884

Total comprehensive income, net of tax	$53,146	$37,898	$23,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Common stock:
Balance, beginning of period	$645	$641	$636
Issuance of restricted common stock pursuant to employee stock-based compensation plans	8	7	8
Cancellation of restricted common stock pursuant to employee stock-based compensation plans	—	(1)	(2)
Repurchase and cancellation of common stock pursuant to employee stock-based compensation plans	—	(2)	(1)

Balance, end of period	653	645	641

Paid-in capital:
Balance, beginning of period	449,376	439,712	408,722
Issuance of common stock pursuant to employee stock purchase plan	1,394	1,442	1,172
Exercise of stock options	502	44	233
Repurchase and cancellation of common stock pursuant to employee stock-based compensation plans	(3,208)	(4,433)	(4,689)
Issuance of restricted common stock pursuant to employee stock-based compensation plans	(8)	(7)	(8)
Cancellation of unvested restricted common stock pursuant to employee stock-based compensation plans	—	1	2
Repurchase of convertible debt	—	—	(1,613)
Issuance of 2010 Convertible Debt Securities	—	—	22,928
Stock-based compensation expense	13,431	12,152	12,338
Stock-based compensation income tax benefits	10	465	627

Balance, end of period	461,497	449,376	439,712

Treasury Stock:
Balance, beginning of period	(714,893)	(704,963)	(675,623)
Repurchase of common stock pursuant to Board-approved stock repurchase program	(13,350)	(9,930)	(29,340)

Balance, end of period	(728,243)	(714,893)	(704,963)

Accumulated Earnings:
Balance, beginning of period	543,995	501,713	479,284
Net Income	48,879	42,282	22,429

Balance, end of period	592,874	543,995	501,713

Accumulated Other Comprehensive Income:
Balance, beginning of period	(4,409)	(25)	(909)
Net unrealized gains (losses) on short-term investments	2	(3)	(6)
Net unrealized gains (losses) on pension plan and prior service costs	33	(897)	22
Net unrealized losses on change in fair value of interest rate swap contracts	(40)	(618)	—
Foreign currency translation	4,272	(2,866)	868

Balance, end of period	(142)	(4,409)	(25)

Total stockholders’ equity:
Balance, end of period	$326,639	$274,714	$237,078

Shares:
Balance, beginning of period	33,822	34,121	35,126
Repurchase of common stock pursuant to Board-approved stock repurchase program	(823)	(750)	(1,500)
Issuance of common stock pursuant to employee stock purchase plan	94	103	70
Exercise of stock options	40	3	19
Issuance of restricted common stock pursuant to employee stock-based compensation plans	873	746	748
Cancellation of unvested restricted common stock pursuant to employee stock-based compensation plans	(77)	(170)	(109)
Repurchase and cancellation of common stock pursuant to employee stock-based compensation plans	(195)	(231)	(233)

Balance, end of period	33,734	33,822	34,121

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$48,879	$42,282	$22,429
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	22,286	25,435	22,428
Amortization	44,178	42,173	19,438
Amortization of original issue discount	4,954	5,206	6,893
Impairment of client contract	3,783	—	—
Gain on short-term investments and other	(72)	(60)	(129)
(Gain) loss on repurchase of convertible debt securities	—	—	12,714
Loss on foreign currency transactions	—	—	14,023
Deferred income taxes	(10,707)	3,977	3,275
Excess tax benefit of stock-based compensation awards	(415)	(828)	(1,147)
Stock-based employee compensation	13,431	12,152	12,338
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts and other receivables, net	(9,481)	(31,552)	(4,295)
Other current and non-current assets	(1,715)	3,210	(509)
Income taxes payable/receivable	(6,543)	7,573	(9,971)
Trade accounts payable and accrued liabilities	18,474	(20,074)	22,288
Deferred revenue	425	(28,535)	1,534

Net cash provided by operating activities	127,477	60,959	121,309

Cash flows from investing activities:
Purchases of property and equipment	(33,221)	(22,197)	(14,277)
Purchases of short-term investments	(62,742)	(37,798)	(64,583)
Proceeds from sale/maturity of short-term investments	42,063	43,450	81,900
Net proceeds from foreign currency option	—	—	582
Payments for acquisition-related foreign currency transactions	—	—	(14,605)
Acquisition of businesses, net of cash acquired	(19,085)	—	(259,502)
Acquisition of and investments in client contracts	(4,629)	(9,133)	(4,797)

Net cash used in investing activities	(77,614)	(25,678)	(275,282)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,896	1,486	1,405
Repurchase of common stock	(16,558)	(14,365)	(34,030)
Payments on acquired equipment financing	(1,698)	(1,587)	(1,157)
Proceeds from long-term debt	150,000	—	385,000
Payments on long-term debt	(190,000)	(70,149)	(150,958)
Payments of deferred financing costs	(2,450)	(205)	(14,999)
Excess tax benefit of stock-based compensation awards	415	828	1,147

Net cash provided by (used in) financing activities	(58,395)	(83,992)	186,408

Effect of exchange rate fluctuations on cash	(1,728)	(2,414)	1,934

Net increase (decrease) in cash and cash equivalents	(10,260)	(51,125)	34,369

Cash and cash equivalents, beginning of period	146,733	197,858	163,489

Cash and cash equivalents, end of period	$136,473	$146,733	$197,858

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$13,124	$13,921	$4,345
Income taxes	43,739	22,836	17,869

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

The accompanying Consolidated Financial Statements (“Financial Statements”) are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”).

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

Use of Estimates in Preparation of Our Financial Statements. The preparation of our Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more critical estimates and related assumptions that affect our financial position and results of operations are in the areas of: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; (v) business combinations and asset purchases; and (vi) loss contingencies.

Revenue Recognition. We use various judgments and estimates in connection with the determination of the amount of revenues to be recognized in each accounting period. Our primary revenue recognition criteria include: (i) persuasive evidence of an arrangement; (ii) delivery; (iii) fixed or determinable fees; and (iv) collectibility of fees.

Processing and Related Services. Our processing and related services revenue relates to: (i) the outsourced, customer care and billing processing and related services provided to our North American cable and satellite clients; and (ii) the managed services provided to clients which utilize our software. Under managed services agreements, we may operate certain of our software products on behalf of our clients: (i) out of a client’s data center; (ii) out of a data center we own and operate; or (iii) out of a third-party data center we contract with for such services. Managed services can also include us providing other services, such as transitional services, fulfillment, remittance processing, operational consulting, back office, and end user billing services.

We contract for our processing and related services using long-term agreements whose terms have typically ranged from three to ten years. The long-term processing agreements include multiple services delivered each month, to include such things as: (i) billing and data processing services; (ii) credit management and collection services; and (iii) customer statement invoice printing and mailing services. The fees for these deliverables typically are billed to our clients monthly based upon actual monthly volumes and/or usage of services (e.g., the number of client customers processed on our systems, the number of transactions processed on our systems, and/or the quantity and content of the monthly statements and mailings processed through our systems) or on a fixed monthly fee. We recognize processing and related services revenue on a monthly basis as we provide the services.

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

We acquired Intec Telecom Systems PLC (“Intec”) on November 30, 2010 (see Note 3). During 2012 and 2011, we generated a significant portion of our software license, professional services and software maintenance revenues from the Intec software products.

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

A portion of our professional services revenues does not include an element of software delivery (e.g., business consulting services, etc.), and thus, do not fall within the scope of specific authoritative accounting literature for software arrangements. In these cases, revenues from fixed-price, professional service contracts are recognized using a method consistent with the proportional performance method, which is relatively consistent with our POC methodology. Under a proportional performance model, revenue is recognized by allocating revenue between reporting periods based on relative service provided in each reporting period, and costs are generally recognized as incurred. We utilize an input-based approach (i.e., hours worked) for purposes of measuring performance on these types of contracts. Our input measure is considered a reasonable surrogate for an output measure. In instances when the work performed on fixed price agreements is of relatively short duration, or if we are unable to make reasonably dependable estimates at the outset of the arrangement, we use the completed contract method of accounting whereby revenue is recognized when the work is completed.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in client deposits in the accompanying Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”) and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements for those clients where we require advance deposits, and include the net amount in processing and related services revenues. The cost of postage that has been shown net of the postage reimbursements from our clients for 2012, 2011, and 2010, was $264.3 million, $266.6 million, and $269.7 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2012 and 2011, our cash equivalents consist primarily of institutional money market funds, commercial paper and time deposits held at major banks.

As of December 31, 2012, we had $3.5 million of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in Cash and cash equivalents in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of December 31, 2012 and 2011 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, interest rate swap contracts, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Certain of our short-term investments and cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

All short-term investments held by us as of December 31, 2012 and 2011 have contractual maturities of less than one year from the time of acquisition. Our short-term investments at December 31, 2012 and 2011 consisted almost entirely of commercial paper. Proceeds from the sale/maturity of short-term investments in 2012, 2011, and 2010 were $42.1 million, $43.5 million, and $81.9 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$23,119	$—	$23,119	$77,174	$—	$77,174
Commercial paper	—	38,582	38,582	—	4,798	4,798
Short-term investments:
Commercial paper	—	32,100	32,100	—	12,097	12,097
U.S. government agency bonds	—	748	748	—	—	—

Total	$23,119	$71,430	$94,549	$77,174	$16,895	$94,069

Liabilities:
Interest rate swap contracts (1)	$—	$1,069	$1,069	$—	$1,005	$1,005

Total	$—	$1,069	$1,069	$—	$1,005	$1,005

(1)	As of December 31, 2012 and 2011, the fair value of the interest rate swap contracts were classified on our Balance Sheet in other non-current liabilities.

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in millions):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement (carrying value including current maturities)	$150	$163	$190	$201
Convertible debt (par value)	150	158	150	140

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

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

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2012	2011	2010
Balance, beginning of year	$2,421	$1,837	$2,036
Additions (reductions) to expense	1,039	844	(58)
Write-offs	(174)	(239)	(103)
Other	(139)	(21)	(38)

Balance, end of year	$3,147	$2,421	$1,837

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

During 2012, 2011, and 2010, we expended $112.9 million, $111.1 million, and $78.1 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2012, 2011, or 2010, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2012 or 2011 Balance Sheets.

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

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Unvested restricted stock awards under our stock incentive plans, granted prior to August 2008, contain nonforfeitable rights to cash dividends. As a result, basic EPS is computed by dividing net income available to common stockholders and participating securities (the numerators) by the respective weighted-average number of shares outstanding during the period (the denominators) using the two-class method. Under the two-class method, undistributed earnings are allocated among each class of common stock and participating security prior to the calculation of EPS. Diluted EPS is calculated similarly, except that the calculation includes the effect of potentially dilutive stock options and non-participating restricted stock awards.

The amounts attributed to both common stock and participating restricted stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	2012	2011	2010
Net income attributed to:
Common stock	$48,853	$42,040	$22,061
Participating restricted stock	26	242	368

Total	$48,879	$42,282	$22,429

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted stock are as follows (in thousands):

	2012	2011	2010
Weighted-average shares outstanding – Basic:
Common stock	32,142	32,624	32,537
Participating restricted stock	17	189	543

Total	32,159	32,813	33,080

Weighted-average shares outstanding – Diluted:
Common stock	32,459	32,833	32,822
Participating restricted stock	17	189	543

Total	32,476	33,022	33,365

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2012	2011	2010
Basic weighted-average common shares	32,142	32,624	32,537
Dilutive effect of common stock options	11	19	24
Dilutive effect of unvested restricted stock	306	190	261
Dilutive effect of 2010 Convertible Notes	—	—	—

Diluted weighted-average common shares	32,459	32,833	32,822

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted stock of 0.3 million, 0.2 million, and 0.2 million, respectively, in each of the years 2012, 2011, and 2010, were excluded from the computation of diluted EPS as their effect was antidilutive.

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

3.	Acquisitions

Ascade Acquisition. On July 13, 2012, we acquired Ascade Holdings AB (“Ascade”) for approximately $19 million in cash (the “Ascade Acquisition”). Ascade was an independent Swedish software company which provided trading and routing software solutions to telecommunications companies globally. Ascade’s trading and routing software solution, has been combined with our Wholesale Business Management Solution (“WBMS”) suite to strengthen our global leadership position in the telecommunications wholesale marketplace. The acquisition also expands our geographic presence, bringing product specialists and support resources closer to our wholesale customers worldwide.

Intec Acquisition. On November 30, 2010, we acquired 100% of the issued and to be issued shares of Intec in an all-cash transaction (the “Intec Acquisition”). Intec was a leading provider of mediation, wholesale, and retail billing solutions, serving 60 of the world’s top 100 telecom providers and over 400 clients worldwide. On the date of acquisition, over 90% of Intec’s revenues were generated from telecommunications providers. Intec provided product software, associated professional services, and software maintenance services to its clients. We acquired Intec to: (i) evolve our offerings; (ii) expand the markets we serve; and (iii) reach greater economic scale.

The purchase price for the Intec Acquisition was approximately £234 million, or approximately $364 million, based upon the average exchange rate of 1.56:1.00 between the U.S. dollar and the pound sterling as of November 30, 2010, the date the total purchase price was established.

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

Summary of Purchase Price Allocations. The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the above mentioned businesses (in thousands):

	Ascade	Intec
Trade accounts receivable	$3,049	$58,381
Other current assets	2,701	6,179
Fixed assets	137	9,968
Acquired customer relationships and other intangible assets	5,640	84,374
Acquired technology assets	3,590	19,184
Goodwill	8,955	113,082
Net deferred income tax assets	—	37,986
Other non-current assets	—	2,552

Total assets acquired	24,072	331,706

Accounts payable and accrued employee compensation	2,294	21,128
Deferred revenue	2,154	33,369
Other current liabilities	380	9,394
Non-current liabilities	—	12,577

Total liabilities assumed	4,828	76,468

Net assets acquired	$19,244	$255,238

Ascade. The above estimated fair values of assets acquired and liabilities assumed are considered provisional and are based on the information that was available as of the date of the Ascade acquisition to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are waiting for additional information, primarily related to estimated values of certain items within current assets and current liabilities, and to estimated values of deferred income tax assets, necessary to finalize those fair values. Thus the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but not later than one year from the acquisition date.

The Ascade goodwill, consisting largely of the benefits from combining our operations and Ascade’s operations, has been assigned to our one reportable segment. The Ascade goodwill and acquired intangible assets are not deductible for income tax purposes. We have recognized deferred tax liabilities of $2.4 million for the difference between the assigned book values and the tax bases of the acquired intangible assets, but have not recognized deferred tax liabilities for the difference between the assigned book value and the tax basis of goodwill. We have also recognized net deferred tax assets of $2.4 million. The estimated lives assigned to the acquired customer relationships and the acquired technology assets range from approximately 5 – 10 years, and 10 years, respectively. Amortization expense related to these acquired intangible assets is recognized based upon the pattern in which the economic benefits of the acquired intangible assets are expected to be realized.

Intec. The Intec Acquisition purchase price was $364.1 million, or $255.2 million net of $108.9 million of cash and cash equivalents Intec had on hand at the close of the transaction.

Current assets primarily represent trade accounts receivable, consisting of billed and unbilled accounts receivable, which have been reduced to reflect an estimate for uncollectible amounts. Fixed assets consists primarily of computer equipment, furniture and equipment, and leasehold improvements. The fixed assets are being depreciated on a straight-line basis, over periods ranging from 3 to 7 years.

The acquired technology assets represent the estimated value of the three primary technology products of Intec: Singleview, Total Service Mediation (“TSM”), and WBMS. The acquired customer relationship and other intangible assets represent the estimated value of the customer relationships related to three of Intec’s main sources of revenue: maintenance, software licenses, and managed services; and the estimated fair value of the Intec trademark and the trademarks for Singleview, TSM, and WBMS. The acquired technology assets and the acquired customer relationship assets are being amortized over ten years based on the approximate pattern in which the economic benefits of the acquired intangible assets are expected to be realized. The acquired other intangible assets are being amortized over five years based on the approximate pattern in which the economic benefits of the acquired intangible assets are expected to be realized.

The Intec goodwill, consisting largely of the benefits from combining our operations and Intec’s operations, has been assigned to our one reportable segment. The Intec goodwill and intangible assets resulting from the Intec Acquisition are not deductible for income tax purposes. We have recognized deferred tax liabilities of $25.1 million for the difference between the assigned book values and the tax bases of the acquired intangible assets, but have not recognized deferred tax liabilities for the difference between the assigned book value and the tax basis of goodwill. Included in Intec’s net assets acquired are deferred income tax assets of $17.2 million related to Federal net operating loss (“NOL”) carryforwards of $49.1 million, which we believe are more likely than not to be realized. The Intec Federal NOL carryforward begins to expire in 2019.

Accounts payable and accrued employee compensation primarily represents employee-related liabilities, which includes payroll tax, accrued vacation and bonus accruals. Deferred revenue represents the estimated fair value of the obligations we assumed at the acquisition date to complete contracts related to professional services, software maintenance, and managed services. Non-current liabilities consist primarily of over-market-rate and abandoned facility leases.

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

Unaudited Pro Forma Information. The results of operations for the Ascade and the Intec businesses are included in the accompanying Income Statements for the periods subsequent to the respective acquisition dates.

Ascade. Pro forma information on our historical results of operations to reflect the acquisition of Ascade is not presented as Ascade’s results of operations during prior periods are not material to our results of operations.

Intec. The following supplemental unaudited pro forma summary representing our results of operations for the years ended December 31, 2010, assuming the acquisition of Intec had been completed as of the beginning of the year, is presented in the table below (in thousands, except for per share amounts). These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Intec’s results to reflect the additional amortization expense that would have been charged assuming the fair value adjustments to the acquired intangible assets had been applied as of the beginning of each year, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the Intec Acquisition been completed on January 1, 2010, nor are they indicative of any future results.

(Unaudited) Year Ended December 31, 2010
Total revenues	$751,175
Net income	19,373
Diluted net income per common share:
Income from continuing operations	$0.58
Weighted average common shares	33,365

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

4.	Segment Reporting and Significant Concentration

Segment Information. We have evaluated how our chief operating decision maker has organized our company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2012, we have one reportable segment.

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our core billing and customer care and business optimization platform, Advanced Convergent Platform (“ACP”), is a pre-integrated platform, delivered in an outsourced managed services environment. We generate a substantial percentage of our revenues by providing our ACP processing and Customer Interaction Management solutions, and related software products (e.g., ACSR, Workforce Express, etc.) to the North American cable and satellite markets. Additionally, we license certain software products (e.g., WBMS, TSM, and Singleview) and provide our professional services to implement these software products, increase the efficiency and productivity of our clients’ operations, and allow clients to effectively roll out new products as well as attract and retain customers.

Geographic Regions. For 2012 and 2011, 87% and 85%, respectively, of our revenues were attributable to our operations in the Americas. We use the location of the client as the basis of attributing revenues to individual regions. Financial information relating to our operations by geographic region is as follows (in thousands):

	2012	2011	2010
Total Revenues:
Americas (principally the U.S.)	$652,008	$627,231	$540,377
Europe, Middle East and Africa (principally Europe)	73,113	75,938	7,482
Asia Pacific	31,745	31,562	1,520

Total revenues	$756,866	$734,731	$549,379

	As of December 31,
	2012	2011
Property and Equipment:
Americas (principally the U.S.)	$34,796	$36,149
Europe, Middle East and Africa (principally Europe)	2,238	2,159
Asia Pacific	2,395	2,846

Total long-lived assets	$39,429	$41,154

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

	2012	2011	2010
Comcast	20%	19%	24%
DISH	14%	13%	18%
Time Warner	10%	10%	12%
Charter	<10%	<10%	10%

As of December 31, 2012 and 2011, the percentage of net billed accounts receivable balances attributable to these clients were as follows:

	As of December 31,
	2012	2011
Comcast	19%	19%
DISH	19%	12%
Time Warner	14%	11%
Charter	<10%	<10%

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

5.	Long-Lived Assets

Property and Equipment. Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives (years)	2012	2011
Computer equipment	3-5	$76,924	$63,102
Leasehold improvements	5-10	14,415	17,315
Operating equipment	3-5	58,684	60,233
Furniture and equipment	3-8	9,990	14,241
Capital projects in process	—	59	2,388

		160,072	157,279
Less—accumulated depreciation		(120,643)	(116,125)

Property and equipment, net		$39,429	$41,154

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill in 2012 and 2011 is as follows (in thousands):

January 1, 2011 balance	$209,164
Revisions related to prior acquisitions	11,929
Effects of changes in foreign currency exchange rates	(1,080)

December 31, 2011 balance	220,013
Goodwill acquired during period	8,955
Revisions related to prior acquisitions	(59)
Effects of changes in foreign currency exchange rates	4,456

December 31, 2012 balance	$233,365

The goodwill acquired in 2012 is related to the Ascade Acquisition discussed in Note 3. The revisions related to prior acquisitions made in 2011 relate to the finalization of our purchase accounting for the Intec Acquisition.

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist of client contracts and software.

Client Contracts

Client contracts consist of the following: (i) investments in client contracts; (ii) direct and incremental costs that we have capitalized related to contractual arrangements where we have deferred revenues to convert or set-up client customers onto our outsourced solutions; and (iii) client contracts acquired in business combinations. As of December 31, 2012 and 2011, the carrying values of these assets were as follows (in thousands):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Investments in client contracts (1)	$135,659	$(129,411)	$6,248	$135,855	$(122,896)	$12,959
Capitalized costs (2)	19,955	(13,635)	6,320	22,388	(10,527)	11,861
Acquired client contracts (3)	105,537	(41,717)	63,820	99,385	(25,802)	73,583

Total client contracts	$261,151	$(184,763)	$76,388	$257,628	$(159,225)	$98,403

The aggregate amortization related to client contracts included in our operations for 2012, 2011, and 2010, was as follows (in thousands):

	2012	2011	2010
Investments in client contracts (1)	$7,591	$7,521	$6,715
Capitalized costs (2)	4,172	3,296	2,660
Acquired client contracts (3)	17,017	17,126	3,920

Total client contracts	$28,780	$27,943	$13,295

(1)	Investments in client contracts consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems. Investments in client contracts related to client incentives are amortized ratably over the lives of the respective client contracts, which as of December 31, 2012, have termination dates that range from 2013 through 2016. Amortization of the investments in client contracts related to client incentives is reflected as a reduction in processing and related services revenues in our Income Statements.
(2)	Capitalized costs related to the deferral of conversion/set-up services costs are amortized proportionately over the same period that the deferred conversion/set-up services revenues are recognized, and are primarily reflected in cost of processing and related services in our Income Statements.
(3)	Acquired client contracts represent assets acquired in our prior business acquisitions. Acquired client contracts are being amortized over their estimated useful lives ranging from two to fifteen years based on the approximate pattern in which the economic benefits of the intangible assets are expected to be realized. Classification of the amortization of acquired client contracts generally follows where the acquired business’ cost of revenues are categorized in our Income Statements.

The weighted-average remaining amortization period of client contracts as of December 31, 2012 was approximately 80 months. Based on the December 31, 2012 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2013 – $22.1 million; 2014 – $17.3 million; 2015 – $10.4 million; 2016 – $7.9 million; and 2017 – $6.3 million.

Software

Software consists of: (i) software and similar intellectual property rights from various business combinations; and (ii) internal use software. As of December 31, 2012 and 2011, the carrying values of these assets were as follows (in thousands):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired software (4)	$67,104	$(51,741)	$15,363	$63,125	$(45,986)	$17,139
Internal use software (5)	38,138	(16,772)	21,366	23,362	(10,535)	12,827

Total software	$105,242	$(68,513)	$36,729	$86,487	$(56,521)	$29,966

The aggregate amortization related to software included in our operations for 2012, 2011, and 2010, was as follows (in thousands):

	2012	2011	2010
Acquired software (4)	$5,700	$5,595	$2,286
Internal use software (5)	6,985	5,637	3,101

Total software	$12,685	$11,232	$5,387

(4)	Acquired software represents the software intangible assets acquired in our prior business acquisitions, which are being amortized over their estimated useful lives ranging from five to ten years.
(5)	Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of the third-party software licenses. Internal use software is amortized over its estimated useful life ranging from twelve months to ten years.

The weighted-average remaining amortization period of the software intangible assets as of December 31, 2012 was approximately 66 months. Based on the December 31, 2012 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2013 – $10.1 million; 2014 – $7.2 million; 2015 – $5.0 million; 2016 – $3.5 million; and 2017 – $2.7 million.

6.	Debt

As of December 31, 2012 and 2011, our long-term debt was as follows (in thousands):

	2012	2011
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist – see below), interest at adjusted LIBOR plus 2.00% (combined rate of 2.31% at December 31, 2012)	$150,000	$—
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist – see below), interest at adjusted LIBOR plus applicable margin	—	—
2010 Credit Agreement:
Term loan, due December 2015, interest at adjusted LIBOR plus 3.75% (combined rate of 4.30% at December 31, 2011)	—	190,000
$100 million revolving loan facility, due December 2015, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $25,302 and $30,256, respectively	124,698	119,744

	274,698	309,744
Current portion of long-term debt	(15,000)	(27,000)

Total long-term debt, net	$259,698	$282,744

2012 Credit Agreement. On November 9, 2012, we entered into an amended and restated $250 million credit agreement with several financial institutions (the “2012 Credit Agreement”), to replace the credit agreement we entered into in 2010 in conjunction with the Intec Acquisition (the “2010 Credit Agreement”). This refinancing was done to take advantage of improved market conditions since the time we entered into the 2010 Credit Agreement. The primary advantages of replacing the 2010 Credit Agreement with the 2012 Credit Agreement are as follows: (i) increased the term from 2015 to 2017; (ii) reduced the interest rate over current levels by 175 basis points; and (iii) generally improved the financial covenants. The refinancing met the requirements to be accounted for as a debt modification and, thus, no gain or loss was recognized.

The 2012 Credit Agreement provides borrowings by us in the form of: (i) a $150 million aggregate principal five-year term loan (the “2012 Term Loan”); and (ii) a $100 million aggregate principal five-year revolving loan facility (the “2012 Revolver”). With the $150 million proceeds from the 2012 Term Loan, and $18 million of our existing cash, we repaid the outstanding term loan balance under the 2010 Credit Agreement.

The interest rates under the 2012 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. The applicable margin for the 2012 Term Loan and 2012 Revolver based upon an adjusted LIBOR rate ranges from 2.00% - 2.75%, depending on our then-current leverage ratio. We have the option of selecting the length of time (ranging from one to six months) that we lock in the LIBOR contract rate. The applicable margin for the 2012 Term Loan and 2012 Revolver based upon an alternate base rate ranges from 1.00% - 1.75%, depending on our then-current leverage ratio. We will pay a commitment fee of 0.375% on the average daily unused amount of the 2012 Revolver.

The 2012 Credit Agreement includes mandatory principal repayments (payable quarterly) in each year of the agreement, with the remaining principal balance due at maturity. The 2012 Credit Agreement has no prepayment penalties and requires mandatory repayments under certain circumstances, including: (i) asset sales or casualty proceeds; and (ii) proceeds of debt or preferred stock issuances. The 2012 Credit Agreement also provides for an early termination date of December 1, 2016, if our 2010 Convertible Notes are still outstanding and we do not have combined unrestricted cash and cash equivalents and unused availability under the 2012 Revolver of at least $200 million in the aggregate as of that date.

The 2012 Credit Agreement contains customary affirmative covenants such as: (i) filing of quarterly and annual reports and (ii) maintenance of credit ratings. In addition, the Credit Agreement has customary negative covenants that places limits on our ability to: (i) incur additional indebtedness; (ii) create liens on our property; (iii) enter into sale and leaseback transactions; (iv) make investments; (v) enter into mergers and consolidations; (vi) sell assets; (vii) declare dividends or repurchase shares; (viii) engage in certain transactions with affiliates; (ix) prepay certain indebtedness, including our 2010 Convertible Notes; and (x) issue capital stock of subsidiaries. We must also meet certain financial covenants to include: (i) a maximum total leverage ratio; (ii) a maximum secured leverage ratio; (iii) a minimum interest coverage ratio; and (iv) a limitation on capital expenditures. As of December 31, 2012 we were in compliance with the financial ratios and other covenants related to the 2012 Credit Agreement.

In conjunction with the 2012 Credit Agreement, we also entered into a security agreement in favor of a financial institution as collateral agent (the “Security Agreement”). Under the Security Agreement and Credit Agreement, all of CSG’s domestic subsidiaries have guaranteed our obligations, and CSG and such subsidiaries have pledged substantially all of our assets to secure the obligations under the Credit Agreement and such guarantees.

In conjunction with the closing of the 2012 Credit Agreement, we incurred financing costs totaling approximately $2.8 million, of which $2.5 million will be amortized to interest expense using the effective interest method over the related term of the 2012 Credit Agreement. The remaining $0.3 million was reflected as interest expense in 2012.

2010 Credit Agreement. In 2010 and in conjunction with the Intec Acquisition, we entered into an amended and restated $300 million credit agreement with several financial institutions.

The 2010 Credit Agreement provided borrowings by us in the form of: (i) a $200 million aggregate principal five-year term loan (the “2010 Term Loan”); and (ii) a $100 million aggregate principal five-year revolving loan facility (the “2010 Revolver”). Upon closing of the Intec Acquisition, all of the $200 million aggregate principal 2010 Term Loan and $35 million of the 2010 Revolver were drawn down. In January 2011, we repaid the $35 million outstanding balance of the 2010 Revolver.

The interest rates under the 2010 Credit Agreement were based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. In May 2011, we entered into interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements. See Note 7 for additional discussion of our interest rate swap contracts.

In conjunction with the closing of the 2010 Credit Agreement, we incurred financing costs totaling $10.2 million. As a result of the 2010 Credit Agreement being retired with the proceeds from the 2012 Credit Agreement, the unamortized balance of these financing costs as of the date the 2012 Credit Agreement was entered into, are now being amortized to interest expense using the effective interest method over the related term of the 2012 Credit Agreement.

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

The 2010 Convertible Notes are convertible into our common stock, under the specified conditions and settlement terms outlined below, at an initial conversion rate of 40.8998 shares of our common stock per $1,000 par value of the 2010 Convertible Notes, which is equivalent to an initial conversion price of approximately $24.45 per share. The Indenture related to the 2010 Convertible Notes (“Notes Indenture”) includes anti-dilution provisions for the holders such that the conversion rate (and thus the initial conversion price) can be adjusted in the future for certain events, to include stock dividends, the issuance of rights, options or warrants to purchase our common stock at a price below the then-current market price, and certain distributions of common stock, property or rights, options or warrants to acquire our common stock to all or substantially all holders of our common stock. Additionally, the conversion rate may be adjusted prior to the maturity date in connection with the occurrence of specified corporate transactions for a “make-whole” premium as set forth in the Notes Indenture. As of December 31, 2012, the conversion rate has not been adjusted.

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities: (i) at any time the price of our common stock trades over $31.79 per share (130% of the $24.45 initial conversion price) for a specified period of time; (ii) at any time the trading price of the 2010 Convertible Notes falls below 98% of the average conversion value for the 2010 Convertible Notes for a specified period of time; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after September 1, 2016, the holders of the 2010 Convertible Notes can elect to convert their securities at any time, with the settlement occurring on March 1, 2017. As of December 31, 2012, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of December 31, 2012, the value of our conversion obligation did not exceed the par value of the 2010 Convertible Notes.

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

Estimated Maturities on Long-Term Debt. The estimated maturities of our long-term debt, based upon: (1) the mandatory repayment schedule for the Term Loan; and (2) the expected remaining life of the Convertible Debt Securities, is as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter
2012 Term Loan	$15,000	$15,000	$22,500	$22,500	$75,000	$—
2010 Convertible Notes	—	—	—	—	150,000	—

Total long-term debt repayments	$15,000	$15,000	$22,500	$22,500	$225,000	$—

Deferred Financing Costs. As of December 31, 2012, net deferred financing costs related to our bank borrowings were $7.8 million, and are being amortized to interest expense over the related term of the 2012 Credit Agreement (through December 2017). As of December 31, 2012, net deferred financing costs related to the 2010 Convertible Notes were $2.4 million, and are being amortized to interest expense through maturity (March 2017). The net deferred financing costs are reflected in Other Assets in our Balance Sheets. Interest expense for 2012, 2011, and 2010 includes amortization of deferred financing costs of $2.7 million, $3.0 million, and $0.8 million, respectively. The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on a revolving loan facility, for 2012, 2011, and 2010, was approximately 6%, 7%, and 8%, respectively.

7.	Derivatives

Interest Rate Swap Contracts. In May 2011, we entered into certain interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to our long-term debt obligations.

As of December 31, 2012, a summary of the outstanding interest rate swap contracts is as follows (dollars in thousands):

	Beginning of Term	End of Term	Weighted-Average Notional Amount Over Remaining Term	Fixed Rate
2012 Swap	March 13, 2012	March 13, 2013	$70,000	1.085%
2013 Swap	March 13, 2013	March 13, 2014	51,000	2.181%

We have designated our interest rate swap contracts as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty over the lives of the contracts in exchange for us making fixed-rate payments to the counterparty over the lives of the contracts without exchange of the underlying notional amount.

Changes in the fair value of these interest rate swap contracts, designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations, are reported in accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of our Balance Sheet. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount of losses reclassified from AOCI to income/loss (effective portions) in 2012 and 2011 were not material. The estimated net losses on the interest rate swap contracts that will be reclassified into earnings within the next twelve months are not expected to be material. Our interest rate swap contracts qualify as effective relationships, and as a result, hedge ineffectiveness was not material during 2012 or 2011.

As of December 31, 2012 and 2011, the fair value of the interest rate swap contracts, reflected in other non-current liabilities in our Balance Sheet, was $1.1 million and $1.0 million, respectively, with the loss, net of tax, reflected as a reduction in other comprehensive income.

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

The following are the key restructuring activities we incurred over the last three years that have impacted our results from operations:

•

As a result of the Intec Acquisition (see Note 3), during the fourth quarter of 2010, we recorded $2.0 million of restructuring expenses primarily related to changes in senior management of Intec after the closing of the transaction.

•	Beginning in the second quarter of 2011, we implemented various cost reduction and efficiency initiatives, resulting in restructuring charges of $3.0 million, primarily in the following three areas:

•	We reduced our resources in account services to better leverage our enhanced and expanded professional services talent across the global organization.

•	We reduced our resources in certain development areas to ensure we are focusing a greater portion of our efforts on our next generation solutions like ACP, Singleview, and WBMS.

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

•	During the first quarter of 2012 we abandoned one of our current office facilities, resulting in a restructuring charge of $0.5 million.

•	During the fourth quarter of 2012, we implemented the following cost reduction and efficiency initiatives:

•	We recorded $0.6 million of restructuring expenses related primarily to members of Ascade management leaving following the successful close of the transaction.

•

We reduced our workforce by approximately 40 employees, primarily in North America, as a result of organizational changes, elimination of positions, and reskilling of certain roles. As a result, we recorded $1.0 million of restructuring expenses.

The restructuring activities discussed above resulted in restructuring charges for 2012, 2011, and 2010 of $2.5 million, $7.9 million, and $2.2 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring reserves during 2012, 2011, and 2010 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Other	Total
January 1, 2010, balance	$—	$—	$—	$—
Charged to expense during year	1,980	—	189	2,169
Cash payments	(816)	—	(189)	(1,005)
Other	—	—	—	—

December 31, 2010, balance	1,164	—	—	1,164
Charged to expense during year	7,046	567	260	7,873
Cash payments	(4,439)	—	(198)	(4,637)
Other	—	(78)	(62)	(140)

December 31, 2011, balance	3,771	489	—	4,260
Charged to expense during year	1,835	630	4	2,469
Cash payments	(3,704)	—	(4)	(3,708)
Other	15	(666)	—	(651)

December 31, 2012, balance	$1,917	$453	$—	$2,370

All of the business restructuring reserves as of December 31, 2012 were included in current liabilities.

9.	Income Taxes

Income Tax Provision/(Benefit). The components of net income from continuing operations before income taxes are as follows (in thousands):

	2012	2011	2010
Domestic	$103,917	$89,791	$35,861
Foreign	(26,693)	(13,819)	(2,188)

Total	$77,224	$75,972	$33,673

The income tax provision related to continuing operations consists of the following (in thousands):

	2012	2011	2010
Current:
Federal	$32,121	$25,096	$5,984
State	4,133	111	1,802
Foreign	2,658	3,554	210

	38,912	28,761	7,996

Deferred:
Federal	(832)	3,190	1,514
State	(3,977)	384	1,926
Foreign	(5,758)	1,355	(192)

	(10,567)	4,929	3,248

Total income tax provision	$28,345	$33,690	$11,244

Included in the deferred state income tax provision amount for 2012 in the table above is $(3.1) million related to the impact of an enacted state income tax law change.

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax related to continuing operations is summarized as follows (in thousands):

	2012	2011	2010
Provision at Federal rate of 35%	$27,028	$26,590	$11,785
State income taxes, net of Federal impact	101	322	2,423
Research and experimentation credits	(3,651)	(3,036)	(2,830)
Tax uncertainties	1,333	—	(4,198)
Section 199 manufacturing deduction	(4,246)	(972)	(1,248)
Foreign rate differential	3,108	3,564	—
Valuation allowance for deferred tax assets	3,550	3,395	—
Other impact of foreign operations	672	3,470	784
Loss on foreign currency transactions	—	—	1,779
Acquisition costs	—	—	2,450
Other	450	357	299

Total income tax provision	$28,345	$33,690	$11,244

We have undistributed earnings of approximately $23 million from certain foreign subsidiaries. We intend to indefinitely reinvest these foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.

Deferred Income Taxes. Net deferred income tax liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred income tax assets	$90,374	$73,134
Deferred income tax liabilities	(64,320)	(61,603)
Valuation allowance	(22,888)	(18,729)

Net deferred income tax liabilities	$3,166	$(7,198)

The components of our net deferred income tax assets (liabilities) as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Net current deferred income tax assets:
Accrued expenses and reserves	$19,322	$18,042
Stock-based compensation	4,354	3,723

Total current deferred income tax assets	23,676	21,765
Less: valuation allowance	(1,432)	(1,783)

Net current deferred income tax assets	$22,244	$19,982

Net non-current deferred income tax assets:
Client contracts and related intangibles	$(8,229)	$(936)
NOL carryforwards	15,482	4,778
Property and equipment	12,999	5,164
Deferred revenue	1,700	559
Facility abandonment	606	926
Other	44	133

Total non-current deferred income tax assets	22,602	10,624
Less: valuation allowance	(20,006)	(9,616)

Net non-current deferred income tax assets	$2,596	$1,008

Net non-current deferred income tax liabilities:
Purchased R&D	$222	$1,811
Software	269	(135)
Client contracts and related intangibles	393	(7,041)
Goodwill	(4,207)	(3,506)
NOL carryforwards	25,276	31,981
Property and equipment	(13,609)	(8,122)
Convertible debt securities	(37,415)	(41,863)
Deferred revenue	4,858	1,902
Contingent payments	836	897
Facility abandonment	1,413	1,160
Other	1,740	2,058

Total non-current deferred income tax liabilities	(20,224)	(20,858)
Less: valuation allowance	(1,450)	(7,330)

Net non-current deferred income tax liabilities	$(21,674)	$(28,188)

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2012, we believe that between: (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established. As of December 31, 2012, we have deferred income tax assets related to state and foreign income tax jurisdictions of approximately $2.3 million and $39 million, respectively, and have established valuation allowances against those deferred income tax assets of approximately $1.5 million and $21 million, respectively.

As of December 31, 2012 and 2011, we have an acquired U.S. Federal NOL carryforward of approximately $50 million and $51 million, respectively, which will begin to expire in 2019 and can be utilized through 2030. The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2012 and 2011, we have: (i) state NOL carryforwards of approximately $54 million and $67 million, respectively, which will expire beginning in 2013 and end in 2030; and (ii) foreign subsidiary NOL carryforwards of approximately $89 million and $57 million, respectively, which will expire beginning in 2015, with a portion of the losses available over an indefinite period of time.

Our 2004 Convertible Debt Securities, which we fully extinguished in 2011, were subject to special U.S. Treasury regulations governing contingent payment debt instruments. These regulations allowed us to take a tax deduction for interest expense on our U.S. Federal income tax return at a constant rate of 9.09% (subject to certain adjustments), compounded semi-annually, which represented the estimated yield on comparable non-contingent, non-convertible, fixed-rate debt instruments with terms and conditions otherwise similar to the 2004 Convertible Debt Securities. This interest expense tax deduction was greater than the interest expense reflected in the accompanying Income Statements, thus creating a deferred income tax liability. The extinguishment of the 2004 Convertible Debt Securities resulted in: (i) the holders of the 2004 Convertible Debt Securities not having the ability to achieve the 9.09% target yield, and (ii) a requirement for us to pay an amount equal to the cumulative deferred income tax liability to the U.S. tax authorities (without interest or penalties). During the third and fourth quarters of 2011, we paid cash of approximately $6 million related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in June and July of 2011. Beginning in 2014, we will pay cash of approximately $29 million ratably over five years related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in 2009 and 2010.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance, beginning of year	$4,114	$954	$4,131
Additions based on tax positions related to current year	276	—	—
Additions for tax positions of prior years	933	3,249	954
Reductions for tax positions of prior years	(764)	(89)	(4,131)
Lapse of statute of limitations	(530)	—	—

Balance, end of year	$4,029	$4,114	$954

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements. In addition to the $4.0 million, $4.1 million, and $1.0 million of liability for unrecognized tax benefits as of December 31, 2012, 2011, and 2010, we had $0.2 million, $0.1 million, and $0.1 million, respectively, of income tax-related accrued interest. If recognized, the $4.0 million of unrecognized tax benefits as of December 31, 2012, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions. The U.S., U.K., and Ireland are the main taxing jurisdictions in which we operate. The years open for audit vary depending on the taxing jurisdiction. As of December 31, 2012, the U.S. Internal Revenue Service had completed audits, closing years 2006 through 2008, and the statute of limitations has expired in our major state jurisdictions of Nebraska, Colorado and Florida for years prior to 2002, 2008, and 2009, respectively. In 2012, we completed our audit in the U.K. for the accounting periods beginning October 1, 2005 and ending September 30, 2010. We have not been audited in Ireland and are subject to record retention requirements back to 2007.

10.	Employee Retirement Benefit Plans

Defined Contribution-Type Plans. We sponsor defined contribution plans covering substantially all our U.S.-based employees. Participants may contribute up to 100% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, service-based contributions to the plan. The expense related to matching and service-related contributions for 2012, 2011, and 2010 was $9.0 million, $8.9 million, and $7.4 million, respectively. We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2012 and 2011 were $4.6 million and $3.2 million, respectively.

11.	Commitments, Guarantees and Contingencies

Operating Leases. We lease certain office and production facilities under noncancellable operating leases, with the longest lease that runs through September 2024. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. In addition, we lease certain operating equipment under operating leases, with the longest lease that runs through March 2016. Future aggregate minimum lease payments under these facilities and operating equipment agreements are as follows: 2013 - $15.4 million; 2014 - $11.9 million; 2015 - $9.9 million; 2016 - $8.0 million; 2017 - $8.1 million; and thereafter - $34.3 million. Total rent expense for 2012, 2011, and 2010 was $18.3 million, $17.3 million, and $12.2 million, respectively.

Service Agreements. We have an agreement with Infocrossing LLC (“Infocrossing”), a Wipro Limited company, to provide us outsourced data center services. The term of the Infocrossing agreement runs through June 30, 2017. We outsource the data processing and related computer services required for the operation of our outsourced ACP processing services. Our ACP proprietary software and other software applications are run in an outsourced data center environment in order to obtain the necessary computer processing capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the outsourced data center environment through a combination of private and commercially-provided networks. Our ACP processing services are generally considered to be mission critical customer management systems by our clients. As a result, we are highly dependent upon Infocrossing for system availability, security, and response time.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2012, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2012. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

In addition, we have encountered the following two matters:

•

We received an administrative subpoena from the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), dated February 27, 2012, requesting documents and information related to the possibility of direct or indirect transactions with or to Iranian entities. We have conducted an internal review to identify transactions by us involving the subject matter of the subpoena as well as with any other sanctioned or embargoed entity or jurisdiction. On July 13, 2012, we delivered to OFAC a response to the administrative subpoena.

•

On July 13, 2012, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in Syria. On October 5, 2012, we submitted a voluntary disclosure relating to these business dealings.

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

As of December 31, 2012, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2012	2011	2010	2009	1999-2008	Total
Shares repurchased	823	750	1,500	250	29,046	32,369
Total amount paid	$13,349	$9,930	$29,340	$3,782	$700,440	$756,841
Weighted-average price per share	$16.23	$13.24	$19.56	$15.13	$24.11	$23.38

As of December 31, 2012, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled approximately 2.6 million shares.

In addition to the above mentioned stock repurchases, during 2012, 2011, and 2010, we repurchased and then cancelled approximately 197,000 shares, 232,000 shares, and 232,000 shares for $3.2 million, $4.4 million, and $4.7 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Convertible Debt Securities. Under GAAP, convertible debt securities that may be settled in cash upon conversion (including partial cash settlement) must be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. The carrying amount of the equity component related to our convertible debt securities outstanding, included within additional paid-in capital, net of tax, as of December 31, 2012 and 2011 was $22.9 million.

13.	Equity Compensation Plans

Stock Incentive Plans

Summary of Stock Incentive Plans. As of December 31, 2012, we have the following stock incentive plans, as summarized below (in thousands):

Plan	Shares Reserved For Issuance	Shares Available For Issuance
1997 Director Plan (1)	—	—
2005 Plan (2)	15,800	5,749

Total stockholder approved	15,800	5,749

(1)	The Stock Option Plan for Non-Employee Directors (the “1997 Director Plan”) was adopted upon stockholder approval. No further grants may be made under the 1997 Director Plan, but any stock awards outstanding under the 1997 Director Plan remain in effect in accordance with their respective terms.
(2)	The 2005 Stock Incentive Plan was adopted upon stockholder approval. In 2011, our stockholders approved the amended and restated 2005 Stock Incentive Plan (the “2005 Plan”), which included an increase in the number of shares that may be issued under the plan from 12.4 million shares to 15.8 million shares. The shares available under the 2005 Plan have been reserved for issuance to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.

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

A summary of our unvested restricted stock activity during 2012 is as follows (shares in thousands):

	2012
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, January 1, 2012	1,621	$17.87
Awards granted	1,052	16.58
Awards forfeited/cancelled	(79)	17.81
Awards vested	(638)	16.43

Unvested awards, December 31, 2012	1,956	$17.63

The weighted-average grant date fair value per share of restricted stock shares granted during 2012, 2011, and 2010 was $16.58, $18.87, and $19.73, respectively. The total market value of restricted stock shares vesting during 2012, 2011, and 2010 was $10.6 million, $13.5 million, and $14.4 million, respectively.

Stock Options. In 2003, we began primarily granting restricted stock awards instead of stock options to employees and non-employee directors under our equity compensation plans. Historically, stock option awards were granted with an exercise price equal to the fair value of our common stock as of the date of grant and typically vested over four years, with a maximum term of ten years. No stock options were awarded during 2012, 2011, or 2010.

1996 Employee Stock Purchase Plan

As of December 31, 2012, we had an employee stock purchase plan whereby shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions. In 2011, our stockholders approved the amended and restated 1996 Employee Stock Purchase Plan, which included an increase in the number of shares reserved for sales to our employees to 1.7 million shares. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 2012, 2011, and 2010, 93,352 shares, 102,147 shares, and 70,595, shares, respectively, were purchased under the plan for $1.4 million ($12.24 to $19.12 per share), $1.4 million ($10.74 to $18.05 per share), and $1.2 million ($15.50 to $19.31 per share), respectively. As of December 31, 2012, 629,986 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $13.4 million, $12.2 million, and $12.3 million, respectively, for 2012, 2011, and 2010. As of December 31, 2012 there was $22.2 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.4 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2012, 2011, and 2010, of $4.6 million, $4.4 million, and $4.6 million, respectively. The actual income tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for 2012, 2011, and 2010, totaled $4.0 million, $5.1 million, and $5.5 million, respectively.

14.	Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2012 (1):
Total revenues	$185,007	$183,851	$190,001	$198,007
Total cost of revenues (exclusive of depreciation)	89,969	92,520	100,411	100,916
Operating income (2)	28,952	23,745	21,728	22,149
Income before income taxes (2)	23,612	18,842	17,114	17,656
Income tax provision (3)	(11,806)	(6,972)	(7,701)	(1,866)
Net income (2)(3)	11,806	11,870	9,413	15,790
Basic earnings per common share (2)(3)	$0.36	$0.37	$0.29	$0.49
Diluted earnings per common share (2)(3)	0.36	0.37	0.29	0.48

2011:
Total revenues	$183,092	$181,312	$182,753	$187,574
Total cost of revenues (exclusive of depreciation)	90,764	90,876	92,988	91,022
Operating income (4)	24,104	22,371	22,767	27,043
Income before income taxes (4)	18,245	15,816	19,771	22,140
Income tax provision (3)	(6,751)	(6,801)	(9,292)	(10,846)
Net income (3)(4)	11,494	9,015	10,479	11,294
Basic earnings per common share (3)(4)	$0.35	$0.27	$0.32	$0.35
Diluted earnings per common share (3)(4)	0.35	0.27	0.32	0.35

(1)	In July 2012, we completed the Ascade acquisition (See Note 3), and as a result, Ascade’s results of operations are included in our third and fourth quarter 2012 results. Additionally, in conjunction with the Ascade acquisition, during the second quarter of 2012 we incurred $0.3 million, or $0.01 per diluted share impact, of acquisition-related charges.
(2)	During the first, second, and fourth quarters of 2012, we incurred restructuring expenses of $0.7 million, $0.1 million, and $1.7 million, respectively, or $0.01, $0.00, and $0.05 per diluted share (see Note 8).
(3)	Fluctuations in our effective income tax rate between quarters generally relates to the accounting for discrete income tax items in any given quarter, and revisions of estimates for certain income tax components during the year.

•

For 2012: Our effective income tax rates for the first, second, third, and fourth quarters of 2012 were 50%, 37%, 45%, and 11%, respectively. The lower rate in the second quarter of 2012 can be attributed to the benefit recognized during the quarter related to new state legislation that was passed which required us to alter the method of how we source our revenues, while the lower rate in the fourth quarter of 2012 is a result of higher incentive credits compared to previous estimates as well as the resolution of a foreign income tax audit.

•

For 2011: Our effective income tax rates for the first, second, third, and fourth quarters of 2011 were 37%, 43%, 47%, and 49%, respectively. The increasing rates in the second, third, and fourth quarters of 2011 were a result of increased anticipated losses in certain foreign tax jurisdictions for the year, for which we could not take benefit on at that time, which increased our overall effective income tax for the year.

(4)	During the second, third, and fourth quarters of 2011, we incurred restructuring expenses of $1.3 million, $1.7 million, and $4.9 million, respectively, or $0.02, $0.03, and $0.08 per diluted share (see Note 8).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

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

See the Proxy Statement for our 2013 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned “Executive Officers of the Registrant” included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2013 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2013 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2013 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2013 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 39.

(2) Financial Statement Schedules:

None. Any information required in the Financial Statement Schedules is provided in sufficient detail in our Financial Statements and notes thereto.

(3) Exhibits

Exhibits are listed in the Exhibit Index on page 74.

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

Date: March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/S/ DONALD B. REED Donald B. Reed	Chairman of the Board of Directors	March 7, 2013

/S/ PETER E. KALAN Peter E. Kalan	Director, Chief Executive Officer, and President (Principal Executive Officer)	March 7, 2013

/S/ RANDY R. WIESE Randy R. Wiese	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2013

/S/ RONALD H. COOPER Ronald H. Cooper	Director	March 7, 2013

/S/ JOHN L. M. HUGHES John L. M. Hughes	Director	March 7, 2013

/S/ JANICE I. OBUCHOWSKI Janice I. Obuchowski	Director	March 7, 2013

/S/ FRANK V. SICA Frank V. Sica	Director	March 7, 2013

/S/ DONALD V. SMITH Donald V. Smith	Director	March 7, 2013

/S/ JAMES A. UNRUH James A. Unruh	Director	March 7, 2013

EXHIBIT INDEX

Exhibit Number	Description

2.10(21)	Implementation Agreement between CSG Systems International, Inc. and Intec

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(7)	Revised Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

4.10(5)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.20(5)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

4.25(17)	Letter agreement dated March 18, 2010 by and between CSG Systems International, Inc. and Quantum Partners Ltd. regarding $119,896,000 aggregate principal amount of CSG’s 2.5% Senior Subordinated Convertible Contingent Debt Securities due 2024

4.30(18)	Purchase Agreement dated February 24, 2010, by and between CSG Systems International, Inc., and Barclays Capital Inc., J.P. Morgan Securities Inc., and UBS Securities LLC

4.40(18)	Indenture dated March 1, 2010 between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.50(22)	$300,000,000 Amended and Restated Credit Agreement dated as of September 24, 2010, as Amended and Restated as of November 24, 2010, among CSG Systems International, Inc., as Borrower, The Guarantors Party Hereto, The Lenders Party Hereto, UBS Securities LLC and RBC Capital Markets as Joint Lead Arrangers and Joint Bookmanagers, RBS Capital Markets, as Syndication Agent, UBS Securities LLC, as Documentation Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance LLC, as Swingline Lender

4.60	$250,000,000 Amended and Restated Credit Agreement dated as of November 9, 2012, among CSG Systems International, Inc., as Borrower, The Guarantors Party Hereto, The Lenders Party Hereto, RBC Capital Markets, Wells Fargo Securities, LLC, HSBC Bank USA, National Association and BBVA Compass, as Join Lead Arrangers and Joint Bookmanagers, Wells Fargo Bank, National Association, as Syndication Agent, HSBC Bank USA, National Association and BBVA Compass, as Co-Documentation Agents, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and Royal Bank of Canada, as Issuing Bank and Swingline Lender

10.02(24)	Second Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 17, 2011

10.04(24)	CSG Systems International, Inc. 2005 Stock Incentive Plan, as adopted on May 17, 2011

10.05(24)	CSG Systems International, Inc. Performance Bonus Program, as adopted on May 17, 2011

10.06(11)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15(19)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16(8)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.21*(13)	CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21A*(22)	Fifth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21B*(23)	Sixth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21C*(25)	Seventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21D*(30)	Eighth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21E*(30)	Ninth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21F*(30)	Tenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21G*(30)	Eleventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21H*(30)	Twelfth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21I*(31)	Thirteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21J*(31)	Fourteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21K*(31)	Fifteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21L*(31)	Sixteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21M*	Seventeenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21N*	Eighteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21O*	Twentieth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23*(16)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.23A*(19)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23B*(22)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23C*(23)	Tenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network, L.L.C.

10.23D*(25)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23E*(25)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23F*(25)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23G*(25)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C

10.23H*(26)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23I*(30)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23J*(29)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23K*(29)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23L*(28)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23M*(29)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23N*(28)	Twenty-first Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23O*(30)	Twenty-second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23P*(30)	Twenty-third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23Q*(30)	Twenty-fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23R*(31)	Twenty-fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23S*(31)	Twenty-sixth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23T*	Twenty-seventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23U*	Twenty-eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23V*	Twenty-ninth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23W*	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.24* (15)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A* (15)	ComTec Processing and Production Services Agreement

10.24B* (15)	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24C*(22)	Forty-ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24*D(25)	Third Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24E*(25)	Fifty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24F*(25)	Fifty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24G*(30)	Fifty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24H*(30)	Sixty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24I*(31)	Fifty-Sixth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24J*(31)	Sixty-third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24K*(31)	Sixty-fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24L*	Forty-eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24M*	Fifty-ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24N*	Sixty-seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24O*	Sixty-eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24P	Second Amendment to Affiliate Addendum (Corporate National Sales Division)

10.24Q	Fourth Amendment to Affiliate Addendum Carolina Region

10.39(13)	CSG Systems, Inc. Wealth Accumulation Plan, as amended August 15, 2008

10.44(3)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.47(12)	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.47A(13)	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.48(12)	Restated Employment Agreement with Peter E. Kalan, dated May 29, 2008

10.48A(13)	First Amendment to Restated Employment Agreement with Peter E. Kalan, dated August 19, 2008

10.49(12)	Restated Employment Agreement with Joseph T. Ruble, dated May 29, 2008

10.49A(13)	First Amendment to Restated Employment Agreement with Joseph T. Ruble, dated August 19, 2008

10.50(4)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51(14)	Employment Agreement with Bret C. Griess dated February 19, 2009

10.52(23)	Restated Employment Agreement with Michael J. Henderson, dated March 16, 2011

10.80(6)	Forms of Agreement for Equity Compensation

10.80A(10)	Forms of Agreement for Equity Compensation

10.80B(9)	Forms of Agreement for Equity Compensation

10.80C(11)	Forms of Agreement for Equity Compensation

10.81(13)	Forms of Agreement for Equity Compensation

10.82(23)	Forms of Agreement for Equity Compensation

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2005.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 8, 2009.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 18, 2010.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 24, 2010.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated July 13, 2010.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2011.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2012, filed on August 29, 2012.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.