Form 10-Q
period 2013-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2013-05-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

YES ☐ NO ☒

Shares of common stock outstanding at May 3, 2013: 33,884,704

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2013

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$ 146,158	$ 136,473
Short-term investments	26,545	32,848

Total cash, cash equivalents and short-term investments	172,703	169,321
Trade accounts receivable:
Billed, net of allowance of $ 3,618 and $3,147	179,093	191,943
Unbilled and other	34,766	33,859
Deferred income taxes	15,828	22,244
Income taxes receivable	16,779	6,469
Other current assets	17,855	17,099

Total current assets	437,024	440,935

Non-current assets:
Property and equipment, net of depreciation of $ 125,277 and $ 120,643	37,211	39,429
Software, net of amortization of $ 71,334 and $ 68,513	36,969	36,729
Goodwill	226,309	233,365
Client contracts, net of amortization of $ 82,743 and $ 184,763	68,750	76,388
Deferred income taxes	2,586	2,596
Income taxes receivable	409	1,292
Other assets	15,751	16,207

Total non-current assets	387,985	406,006

Total assets	$ 825,009	$ 846,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 15,000	$ 15,000
Client deposits	32,827	33,807
Trade accounts payable	32,764	30,473
Accrued employee compensation	35,093	61,083
Deferred revenue	58,520	47,691
Income taxes payable	2,436	2,116
Other current liabilities	17,204	21,562

Total current liabilities	193,844	211,732

Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $ 24,003 and $ 25,302	257,247	259,698
Deferred revenue	8,276	6,504
Income taxes payable	1,168	1,168
Deferred income taxes	21,172	21,674
Other non-current liabilities	16,645	19,526

Total non-current liabilities	304,508	308,570

Total liabilities	498,352	520,302

Stockholders’ equity:
Preferred stock, par value $ .01 per share; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $ .01 per share; 100,000 shares authorized; 33,960 and 33,734 shares outstanding	658	653
Additional paid-in capital	461,400	461,497
Treasury stock, at cost, 31,858 and 31,530 shares	(734,754)	(728,243)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	2	3
Unrecognized pension plan losses and prior service costs, net of tax	(1,355)	(1,761)
Unrecognized loss on change in fair value of interest rate swaps, net of tax	(552)	(658)
Cumulative foreign currency translation adjustments	(6,514)	2,274
Accumulated earnings	607,772	592,874

Total stockholders’ equity	326,657	326,639

Total liabilities and stockholders’ equity	$ 825,009	$ 846,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended

	March 31,	March 31,
	2013	2012

Revenues:
Processing and related services	$ 134,634	$ 136,314
Software, maintenance and services	45,998	48,693

Total revenues	180,632	185,007

Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	61,577	61,960
Software, maintenance and services	31,777	28,009

Total cost of revenues	93,354	89,969
Other operating expenses:
Research and development	28,545	27,922
Selling, general and administrative	34,797	31,625
Depreciation	5,000	5,837
Restructuring charges	901	702

Total operating expenses	162,597	156,055

Operating income	18,035	28,952

Other income (expense):
Interest expense	(2,929)	(4,152)
Amortization of original issue discount	(1,299)	(1,203)
Interest and investment income, net	155	220
Other, net	(418)	(205)

Total other	(4,491)	(5,340)

Income before income taxes	13,544	23,612
Income tax benefit (provision)	1,354	(11,806)

Net income	$ 14,898	$ 11,806

Weighted-average shares outstanding—Basic:
Common stock	32,133	32,392
Participating restricted stock	—	66

Total	32,133	32,458

Weighted-average shares outstanding—Diluted:
Common stock	32,527	32,561
Participating restricted stock	—	66

Total	32,527	32,627

Earnings per common share:
Basic	$ 0.46	$ 0.36
Diluted	$ 0.46	$ 0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—UNAUDITED

(in thousands)

	Quarter Ended

	March 31, 2013	March 31, 2012

Net income	$ 14,898	$ 11,806
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(8,788)	3,291
Unrealized holding losses on short-term investments arising during period	(1)	—
Defined Benefit Pension Plan:
Net loss arising from period (net of tax effect of $(119) and $0)	(183)	—
Amortization of actuarial loss included in net periodic pension cost (net of tax effect of $ 28 and $ 9)	43	(9)
Partial settlement of pension plan liability (net of tax effect of $ 336 and $ 0)	546	—

Net change in defined benefit pension plan	406	(9)

Cash flow hedges:
Unrealized gains (losses) on change in fair value of interest rate swap contracts (net of tax effect of $ 67 and ($94))	210	(153)
Reclassification adjustment for gains (losses) included in other income (expense) (net of tax effect of $ 66 and ($2))	104	(2)

Net change in cash flow hedges	106	(151)

Other comprehensive income, net of tax	(8,277)	3,131

Total comprehensive income	$ 6,621	$ 14,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(in thousands)

	Quarter Ended

	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net income	$ 14,898	$ 11,806
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	5,000	5,837
Amortization	9,736	10,302
Amortization of original issue discount	1,299	1,203
(Gain) loss on short-term investments and other	863	(8)
Deferred income taxes	6,447	(3,111)
Excess tax benefit of stock-based compensation awards	(537)	(286)
Stock-based employee compensation	3,610	3,147
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	10,229	13,252
Other current and non-current assets	(808)	(1,152)
Income taxes payable/receivable	(8,641)	14,614
Trade accounts payable and accrued liabilities	(29,450)	(14,045)
Deferred revenue	9,894	6,630

Net cash provided by operating activities	22,540	48,189

Cash flows from investing activities:
Purchases of property and equipment	(4,492)	(2,318)
Purchases of short-term investments	(23,178)	(10,142)
Proceeds from sale/maturity of short-term investments	29,500	12,100
Acquisition of and investments in client contracts	(407)	(1,693)

Net cash provided by (used in) investing activities	1,423	(2,053)

Cash flows from financing activities:
Proceeds from issuance of common stock	610	556
Repurchase of common stock	(11,343)	(8,078)
Payments on acquired equipment financing	—	(417)
Payments on long-term debt	(3,750)	(7,000)
Excess tax benefit of stock-based compensation awards	537	286

Net cash used in financing activities	(13,946)	(14,653)

Effect of exchange rate fluctuations on cash	(332)	192

Net increase in cash and cash equivalents	9,685	31,675
Cash and cash equivalents, beginning of period	136,473	146,733

Cash and cash equivalents, end of period	$ 146,158	$ 178,408

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$ 3,378	$ 4,473
Income taxes	611	242

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and December 31, 2012, and for the quarters ended March 31, 2013 and 2012, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC. The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the expected results for the entire year ending December 31, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Financial Statements. The preparation of the accompanying Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of March 31, 2013, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of March 31, 2013, we had $4.1 million of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in “Cash and cash equivalents” in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2013 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, interest rate swap contracts, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Certain of our short-term investments and cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

All short-term investments held by us as of March 31, 2013 and December 31, 2012 have contractual maturities of less than one year from the time of acquisition. Proceeds from the sale/maturity of short-term investments for the three months ended March 31, 2013 and 2012 were $29.5 million and $12.1 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2013			December 31, 2012

	Level 1	Level 2	Total	Level 1	Level 2	Total

Assets:
Cash and cash equivalents:
Money market funds	$ 57,879	$ —	$ 57,879	$ 23,119	$ —	$ 23,119
Commercial paper	—	24,297	24,297	—	38,582	38,582
Short-term investments:
Commercial paper	—	25,795	25,795	—	32,100	32,100
U.S. government agency bonds	—	750	750	—	748	748

Total	$ 57,879	$ 50,842	$ 108,721	$ 23,119	$ 71,430	$ 94,549

Liabilities:
Interest rate swap contracts (1)	$ —	$ 896	$ 896	$ —	$ 1,069	$ 1,069

Total	$ —	$ 896	$ 896	$ —	$ 1,069	$ 1,069

(1)

As of March 31, 2013, the fair value of the interest rate swap contract was classified on our Balance Sheet in “Other current liabilities”. As of December 31, 2012, the fair value of the interest rate swap contracts were classified on our Balance Sheet in “Other non-current liabilities”.

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.

The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in millions):

	March 31, 2013		December 31, 2012

	Carrying Value	Fair Value	Carrying Value	Fair Value

Credit Agreement (carrying value including current maturities)	$ 146	$ 158	$ 150	$ 163
Convertible debt (par value)	150	167	150	158

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Income Taxes.  The income tax benefit recognized in the first quarter of 2013 reflects the benefit of research and development (“R&D”) tax credits that we generated during 2012.  As a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, we were unable to include these credits in our 2012 results of operations, as a change in tax law is accounted for in the period of enactment.  Thus, the benefit of these credits is reflected in our first quarter 2013 results of operations.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarters of 2013 and 2012, we repurchased 0.3 million shares of our common stock under the Stock Repurchase Program during both periods for $6.5 million (weighted-average price of $19.80 per share) and $5.2 million (weighted-average price of $15.84 per share), respectively. As of March 31, 2013, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 2.3 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the first quarters of 2013 and 2012, we repurchased from our employees and then cancelled 0.2 million shares of common stock for $4.8 million and 0.2 million shares of common stock for $2.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the first quarter ended March 31, 2013 is as follows (shares in thousands):

	Quarter Ended March 31, 2013

	Shares	Weighted- Average Grant Date Fair Value

Unvested awards, beginning	1,956	$ 17.63
Awards granted	894	19.47
Awards forfeited/cancelled	(11)	16.40
Awards vested	(703)	17.59

Unvested awards, ending	2,136	$ 18.42

Included in the awards granted during the quarter ended March 31, 2013, are performance-based awards for 175,384 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the quarter ended March 31, 2013 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the first quarters of 2013 and 2012 of $3.6 million and $3.1 million, respectively.

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

(in thousands):

	Quarter Ended March 31,

	2013	2012

Net Income attributed to:
Common stock	$ 14,898	$ 11,782
Participating restricted common stock	—	24

Total	$ 14,898	$ 11,806

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended March 31,

	2013	2012

Weighted-average shares outstanding – Basic:
Common stock	32,133	32,392
Participating restricted common stock	—	66

Total	32,133	32,458

Weighted-average shares outstanding – Diluted:
Common stock	32,527	32,561
Participating restricted common stock	—	66

Total	32,527	33,627

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended March 31,

	2013	2012

Basic weighted-average common shares	32,133	32,392
Dilutive effect of common stock options	3	15
Dilutive effect of non-participating restricted common stock	391	154
Dilutive effect of 2010 Convertible Notes	—	—

Diluted weighted-average common shares	32,527	32,561

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock for the first quarters of 2013 and 2012, of zero million and 0.5 million, respectively, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $24.45 per share.

5. DEBT

Our long-term debt, as of March 31, 2013 and December 31, 2012, was as follows (in thousands):

	March 31, 2013	December 31, 2012

2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus 2.00% (combined rate of 2.29% at March 31, 2013 and 2.31% at December 31, 2012)	$ 146,250	$ 150,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $ 24,003 and $25,302, respectively	125,997	124, 698

	272,247	274,698
Current portion of long-term debt	(15,000)	(15,000)

Total long-term debt, net	$ 257,247	$ 259,698

Credit Agreement. During the first quarter of 2013, we made $3.8 million of principal repayments.

As of March 31, 2013, we were in compliance with the financial ratios and other covenants related to the Credit Agreement and had no borrowings outstanding on our revolving loan facility and had the entire $100 million available to us.

2010 Convertible Notes. As of March 31, 2013, and as it relates to our 2010 Convertible Notes, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash. As of March 31, 2013, the value of our conversion obligation did not exceed the par value of the 2010 Convertible Notes.

6. DERIVATIVES

In May 2011, we entered into three interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to our variable-rate debt.

A summary of our one remaining interest rate swap contract as of March 31, 2013 is as follows (in thousands, except percentages):

	Beginning of Term	End of Term	Weighted-Average Notional Amount Over Remaining Term	Fixed Rate

2013 Swap	March 13, 2013	March 13, 2014	$ 51,000	2.181%

We have designated our interest rate swap contracts as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty over the lives of the contracts in exchange for us making fixed-rate payments to the counterparty over the lives of the contracts without exchange of the underlying notional amount.

As of March 31, 2013, the fair value of the remaining interest rate swap contract, reflected in other current liabilities in our Balance Sheet, was $0.9 million, with the loss, net of tax, reflected as a reduction in other comprehensive income.

Changes in the fair value of interest rate swap contracts, designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations, are reported in accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of our Balance Sheet. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount of gains/losses reclassified from AOCI to income/loss (effective portions) for the quarter ended March 31, 2013 was not material. The estimated net losses on the interest rate swap contract that will be reclassified into earnings within the next twelve months are not expected to be material. Our interest rate swap contracts qualify as effective relationship, and as a result, hedge ineffectiveness was not material during the quarter ended March 31, 2013.

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

We do not use derivative financial instruments for speculative purposes.

7. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the quarter ended March 31, 2013, were as follows (in thousands):

January 1, 2013 balance	$ 233,365
Adjustments related to prior acquisitions	(15)
Effects of changes in foreign currency exchange rates	(7,041)

March 31, 2013 balance	$ 226,309

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of March 31, 2013 and December 31, 2012, the carrying values of these assets were as follows (in thousands):

	March 31, 2013			December 31, 2012

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Client contracts	$ 151,493	$ (82,743)	$ 68,750	$ 261,151	$ (184,763)	$ 76,388
Software	108,303	(71,334)	36,969	105,242	(68,513)	36,729

Total	$ 259,796	$ (154,077)	$ 105,719	$ 366,393	$ (253,276)	$ 113,117

The total amortization expense related to intangible assets for the first quarters of 2013 and 2012 were $9.1 million and $9.6 million, respectively. Based on the March 31, 2013 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2013 – $31.8 million; 2014 – $24.2 million; 2015 – $16.4 million; 2016 – $12.3 million; and 2017 – $9.9 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2013, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2013. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

These business dealings represented an insignificant amount of our consolidated revenues and income, and generally consisted of software licenses and related services. We cannot predict the ultimate outcome of these matters or the total costs which may be involved. We believe there is a likelihood that a loss may be realized related to these matters, but that no reasonable estimate of the loss can be made.

Other than the OFAC matters described above, we are not presently a party to any material pending or threatened legal proceedings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012 (our “2012 10-K”).

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

Company Overview

We are one of the world’s largest and most established Business Support Solutions (“BSS”) providers primarily serving the communications industry.  Our proven approach and solutions are based on our broad and deep experience in serving clients in the communications industry as their businesses have evolved from a single product offering to a highly complex, highly competitive, multi-product service offering.  Our approach has centered on using the best technology for the various functions required to provide world-class solutions.

Our solutions help service providers streamline and scale operations, introduce and adapt products and services to meet customer demands, and address the challenges and opportunities brought about by change.   Our broad suite of solutions helps our clients improve their business operations by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions, while at the same time, more efficiently managing the service provider’s cost structure.  Over the years, we have focused our R&D and acquisition investments on expanding our solution set to address the ever expanding needs of communications service providers to provide a differentiated, real-time, and personal experience for their consumers.  This extensive suite of solutions includes revenue management, content management and monetization, customer interaction management, as well as analytics and intelligence.

We generate approximately 65% of our revenues from the North American cable and satellite markets, approximately 25% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation.  Additionally, during the first quarter of 2013, we generated approximately 85% of our revenues from the Americas region, approximately 11% of our revenues from the Europe, Middle East and Africa region, and approximately 4% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

First Quarter Highlights.  A summary of our results of operations for the first quarter of 2013, when compared to the first quarter of 2012, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended

	March 31, 2013	March 31, 2012

Revenues	$ 180,632	$ 185,007
Operating Results:
Operating income	18,035	28,952
Operating income margin	10.0%	15.6%
Diluted EPS	$ 0.46	$ 0.36
Supplemental Data:
ACP customer accounts (end of period)	49,151	49,228
Restructuring charges	$ 901	$ 702
Stock-based compensation	3,610	3,147
Amortization of acquired intangible assets	5,102	5,510
Amortization of OID	1,299	1,203

Revenues.  Our revenues for the first quarter of 2013 were $180.6 million, a decrease of 2% when compared to $185.0 million for the same period in 2012.  Revenues for the first quarter of 2013 were negatively impacted by lower software sales during the quarter and the pricing adjustments associated with the Comcast contract extension, discussed in further detail below.

Operating Results.  Operating income for the first quarter of 2013 was $18.0 million, or a 10.0% operating income margin percentage, compared to $29.0 million, or a 15.6% operating income margin percentage, for the first quarter of 2012.  The decrease in operating income and operating income margin percentage is primarily due to increased expenses resulting from the continued investments in our business, to include the impact of the Ascade business, which was acquired in July 2012.

Diluted EPS.  Diluted EPS for the first quarter of 2013 was $0.46, which compares to $0.36 for the first quarter of 2012.  The increase in diluted EPS is primarily attributed to the income tax benefit recognized during the first quarter of 2013 related to 2012 R&D and related income tax credits, which provided a diluted EPS benefit to the first quarter of 2013 of $0.18.

Cash and Cash Flows.  As of March 31, 2013, we had cash, cash equivalents and short-term investments of $172.7 million, as compared to $169.3 million as of December 31, 2012.  Our cash flows from operating activities for the first quarter of 2013 were $21.9 million.  See the Liquidity section for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), and Time Warner Cable, Inc. (“Time Warner”).  Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended

	March 31, 2013	December 31, 2012	March 31, 2012

Comcast	20%	19%	20%
DISH	15%	13%	13%
Time Warner	11%	11%	<10%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of

	March 31, 2013	December 31, 2012	March 31, 2012

Comcast	19%	19%	20%
DISH	14%	19%	14%
Time Warner	11%	14%	10%

See our 2012 10-K for additional discussion of our business relationships and contractual terms with the above mentioned significant clients.

Comcast.  On March 26, 2013, we entered into a new agreement with Comcast that extends our relationship for an additional four years through February 28, 2017.  The new agreement, which supersedes all previous agreements with Comcast, includes pricing adjustments effective March 1, 2013 for certain products and services currently used by Comcast.  In exchange for these pricing adjustments, the agreement provides us with the following:

•	minimum commitments for the number of Comcast customer accounts to be processed on our systems, which over the term of the new agreement, are expected to be greater and more consistent annually than the customer account commitments contained in the previous agreement; and
•	the exclusive right to provide print and mail services for those customer accounts processed on our systems.

The new agreement also provides Comcast with the option to extend the agreement for two consecutive one-year terms by exercising renewal options no later than September 1, 2016 for the first extension option, and September 1, 2017 for the second extension option.

Consistent with the previous agreement, the fees to be generated under the new agreement will be based primarily on monthly charges for processing and related services per Comcast customer account, and various other ancillary services based on actual usage.  Certain of the per-unit fees include volume-based pricing tiers, and are subject to annual inflationary price escalators.

Considering the pricing impacts of the new agreement, which are effective March 1, 2013, and our expectation of consistent usage of current products and services by Comcast, we anticipate 2013 Comcast revenues may decrease approximately 10% when compared to 2012.  The anticipated revenue impact in both the near and long terms may vary depending on the actual level of products and services consumed by Comcast.  The revenue impact from the agreement is only an estimate and actual results may vary depending upon a variety of factors.

A copy of the new Comcast agreement, with confidential information redacted, is filed as Exhibit 10.22 to this Form 10-Q.

Time Warner.  On December 28, 2012, we entered into a contract extension with Time Warner to extend our relationship for an additional four years through March 31, 2017.  The new agreement includes pricing adjustments effective April 1, 2013 for certain products and services currently in use by Time Warner and includes commitments from Time Warner to purchase a minimum level of certain products and services from us over the contract term.  These minimum financial commitments are calculated in a similar manner, and are relatively consistent with the annual amounts in the previous agreement.  The new agreement also provides Time Warner with the option to extend the term of the new agreement for one additional year through March 31, 2018, by exercising the renewal option on or before September 30, 2016.

Consistent with the previous agreement, the fees to be generated under the new agreement will be based primarily on monthly charges for processing and related services per Time Warner customer account, and various other ancillary services based on actual usage.  Certain of the per-unit fees include volume-based pricing tiers, and are subject to annual inflationary price escalators.

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

A copy of the Time Warner processing agreement and related material amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Income Statements (in thousands):

	Quarter Ended

	March 31, 2013	March 31, 2012

Cost of processing and related services	$ 614	$ 597
Cost of software, maintenance and services	269	171
Research and development	400	353
Selling, general and administrative	2,327	2,026

Total stock-based compensation expense	$ 3,610	$ 3,147

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in the accompanying Income Statements (in thousands):

Quarter Ended

	March 31, 2013	March 31, 2012

Cost of processing and related services	$ 581	$ 759
Cost of software, maintenance and services	4,521	4,751

Total amortization of acquired intangible assets	$ 5,102	$ 5,510

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations.  Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; (v) business combinations and asset purchases; and (vi) loss contingencies.  These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2012 10-K.

Results of Operations

Total Revenues.  Total revenues for the first quarter of 2013 were $180.6 million, a 2% decrease when compared to $185.0 million for the first quarter of 2012.  The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended March 31,

	2013	2012

Revenues:
Processing and related services	$ 134,634	$ 136,314
Software, maintenance and services	45,998	48,693

Total revenues	$ 180,632	$ 185,007

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the first quarters of 2013 and 2012 were as follows (in thousands):

	Quarter Ended March 31,

	2013	2012

Americas (principally the U.S.)	$ 154,033	$ 160,806
Europe, Middle East and Africa	19,464	17,640
Asia Pacific	7,135	6,561

Total revenues	$ 180,632	$ 185,007

Processing and related services revenues.  Processing and related services revenues for the first quarter of 2013 decreased 1% to $134.6 million, from $136.3 million for the first quarter of 2012.  Processing and related services revenues for the first quarter of 2013 includes a one-month impact of the pricing adjustments related to the new Comcast agreement, discussed in further detail in the Significant Client Relationships section above.

Additional information related to processing and related services revenues is as follows:

•	Amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the: (i) first quarters of 2013 and 2012 were $1.6 million and $1.9 million, respectively.
•	Total customer accounts processed on our ACP solution as of March 31, 2013 were 49.2 million, compared to 48.9 million as of December 31, 2012 and 49.2 million as of March 31, 2012.

Beginning April 1, 2013, the Time Warner contract extension pricing adjustments become effective for certain products and services currently in use by Time Warner.  As a result, the second quarter of 2013 will include the full impact of the pricing adjustments for both the new Comcast and Time Warner agreements.  For additional discussion of the new Comcast and Time Warner agreements, refer to the Significant Client Relationships section above.

Software, Maintenance and Services Revenues.  Software, maintenance and services revenues for the first quarter of 2013 decreased 6% to $46.0 million, from $48.7 million for the first quarter of 2012, due primarily to lower software sales during the quarter, offset to a certain degree by the increase related to the Ascade software, maintenance and services revenue generated during the current quarter.

Total Expenses.  Our operating expenses for the first quarter of 2013 were $162.6 million, an increase of 4% when compared to $156.1 million for the first quarter of 2012, with the increase attributed mainly to the additional expenses from the Ascade business.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2012 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services.  The cost of processing and related services for the first quarter of 2013 were $61.6 million, a slight decrease when compared to $62.0 million for the first quarter of 2012.  This decrease is mainly attributed to certain cost reduction initiatives recently implemented, offset to a certain degree by increases in employee-related costs.  Total processing and related services cost as a percentage of our processing and related services revenues for the first quarters of 2013 and 2012 were 45.7% and 45.5%, respectively.

Cost of Software, Maintenance and Services.  The cost of software, maintenance and services for the first quarter of 2013 increased 13% to $31.8 million, from $28.0 million for the first quarter of 2012.  This increase relates primarily to the change in mix of revenues during the periods, as well as to the  additional costs resulting from the Ascade business.  The cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the first quarters of 2013 and 2012 were 69.1% and 57.5%, respectively.

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

R&D Expense.  R&D expense for the first quarter of 2013 increased 2% to $28.5 million, from $27.9 million for the first quarter of 2012.  The increase in R&D between the first quarter of 2013 and the first quarter of 2012 can be almost entirely attributed to R&D expense from the Ascade business.  As a percentage of total revenues, R&D expense was 15.8% for the first quarter of 2013 compared to 15.1% for the first quarter of 2012.  We did not capitalize any internal development costs during the first quarters of 2013 and 2012.

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

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense for the first quarter of 2013 increased 10% to $34.8 million, from $31.6 million for the first quarter of 2012, with the increase mainly due to increased employee-related costs and other third-party sales and marketing costs, to include the impact of the Ascade business.

Our SG&A costs as a percentage of total revenues increased to 19.3% for the first quarter of 2013, compared to 17.1% for the first quarter of 2012.

Depreciation Expense.  Depreciation expense for the first quarter of 2013 decreased 14% to $5.0 million, from $5.8 million for the first quarter of 2012 as a result of certain assets becoming fully depreciated over the past year.

Operating Income. Operating income and operating income margin percentage for the first quarter of 2013 was $18.0 million, or 10.0% of total revenues, compared to $29.0 million, or 15.6% of total revenues for the first quarter of 2012.  The decrease in operating income and operating income margin percentage between periods reflects the impact of the lower revenue performance for the quarter, combined with the increase in costs, as mentioned above.

Interest Expense.  Interest expense for the first quarter of 2013 decreased 29% to $2.9 million, from $4.2 million for the first quarter of 2012, with the decrease between periods due to the refinancing of our Credit Agreement in November 2012, which reduced the fixed portion of the interest rate by 175 basis points.

Income Tax Benefit /Provision.  The effective income tax rates for the first quarters of 2013 and 2012 were as follows:

Quarter Ended March 31,

2013	2012

(10)%	50%

The negative effective income tax rate for the first quarter of 2013 reflects the benefit of approximately $6 million of R&D tax credits that we generated during 2012.  As a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, we were unable to include these credits in the determination of our 2012 effective income tax rate, as a change in tax law is accounted for in the period of enactment.  Thus, the benefit of these credits is reflected in our first quarter 2013 effective income tax rate.

For the full year 2013, we are estimating an effective income tax rate of 29%.  This rate reflects the benefit of the 2012 research and experimentation credits discussed above, and the tax improvement initiatives that we implemented in 2012.

Liquidity

Cash and Liquidity

As of March 31, 2013, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $172.7 million, compared to $169.3 million as of December 31, 2012.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a five-year, $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in November 2017 (or December 31, 2016 if certain conditions exist). As of March 31, 2013, there were no borrowings outstanding on the Revolver.  The Credit Agreement contains customary affirmative covenants and financial covenants.  As of March 31, 2013, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31, 2013	December 31, 2012

Americas (principally the U.S.)	$ 145,953	$ 137,291
Europe, Middle East and Africa	24,010	28,763
Asia Pacific	2,740	3,267

Total cash, equivalents and short-term investments	$ 172,703	$ 169,321

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of March 31, 2013, we had $4.1 million of cash restricted as to use to collateralize outstanding letters of credit.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.  See our 2012 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our 2012 and 2013 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and liabilities	Net Cash Provided by Operating Activities-Totals

Cash Flows from Operating Activities:
2012:
March 31	$ 28,890	$ 19,299	$ 48,189
June 30	29,898	6,681	36,579
September 30	32,608	(8,954)	23,654
December 31	34,921	(15,866)	19,055

Year-to-date total	$ 126,317	$ 1,160	$ 127,477

2013:
March 31	$ 41,316	$ (18,776)	$ 22,540

We believe the above table illustrates our ability to consistently generate strong quarterly and annual cash flows, and the importance of managing our working capital items.  As the table above illustrates, the operations portion of our cash flows from operating activities remains a consistently strong measure for us.  The variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between 2013 and 2012 that impacted our cash flows from operating activities are as follows:

Billed Trade Accounts Receivable

Management of our billed accounts receivable is one of the primary factors in maintaining consistently strong quarterly cash flows from operating activities.  Our billed trade accounts receivable balance includes significant billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items).  As a result, we evaluate our performance in collecting our accounts receivable through our calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation.  DBO is calculated based on the billings for the period (including non-revenue items) divided by the average monthly net trade accounts receivable balance for the period.

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs

2012:
March 31	$ 173,834	$ (2,925)	$ 170,909	61
June 30	166,194	(2,802)	163,392	62
September 30	177,055	(2,918)	174,137	61
December 31	195,090	(3,147)	191,943	62
2013:
March 31	182,711	(3,618)	179,093	64

The increase in gross and net billed accounts receivable in the fourth quarter of 2012 can be primarily attributed to the fluctuations in the timing of client payments at year-end and to several billing milestones being met towards the end of the quarter.  All other changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter-end, evidenced by our consistent DBO metric over the past several quarters.

As a global provider of software and professional services, a portion of our accounts receivable balance relates to clients outside the U.S.  As a result, this diversity in the geographic composition of our client base may adversely impact our DBOs as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions.  For example, our ability to bill (i.e., send an invoice) and collect arrangement fees may be dependent upon, among other things: (i) the completion of various client administrative matters, local country billing protocols and processes (including local cultural differences), and/or non-client administrative matters; (ii) us meeting certain contractual invoicing milestones; or (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project.

Income Taxes Receivable/Payable

Income taxes receivable increased $9.4 million, from $7.8 million as of December 31, 2012, to $17.2 million as of March 31, 2013. This increase is primarily related to the approximately $6 million of R&D tax credits recorded during the first quarter that were generated in 2012, as discussed above, and other normal timing differences related to our estimated tax payments.

Accrued Employee Compensation

Accrued employee compensation decreased $26.0 million, from $61.1 million as of December 31, 2012, to $35.1 million as of March 31, 2013.  This decrease is primarily due to:  (i) the payment of the 2012 employee incentive performance bonuses in March 2013 that were fully accrued at December 31, 2012; and (ii) the timing of payment of employee wages and other benefits.

Deferred Revenue

Total deferred revenue (current and non-current) increased $12.6 million, from $54.2 as of December 31, 2012, to $66.8 million as of March 31, 2013, mainly as the result of annual recurring services that are typically billed in the first quarter of each year.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.  During the quarter ended March 31, 2013 and 2012, we purchased $23.2 million and $10.1 million, respectively, and sold (or had mature) $29.5 million and $12.1 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the quarters ended March 31, 2013 and 2012, for property and equipment, and investments in client contracts were as follows (in thousands):

	Quarter Ended March 31,

	2013	2012

Property and equipment $	$ 4,492	$ 2,318
Client contracts $	407	1,693

The property and equipment expenditures during the first quarter of 2013 consisted principally of investments in: (i) computer hardware, software and related equipment, and (ii) facilities and internal infrastructure items.

The investments in client contracts for the first quarters ended March 31, 2013 and 2012 relate to the deferral of costs related to conversion/set-up services provided under long-term processing contracts.

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our long-term debt.

Repurchase of Common Stock.  During the first quarter ended March 31, 2013 and 2012, we repurchased approximately 0.3 million shares in each period of our common stock under the guidelines of our Stock Repurchase Program for $6.5 million and $5.2 million, respectively.  In addition, outside of our Stock Repurchase Program, during the first quarters ended March 31, 2013 and 2012, we repurchased from our employees and then cancelled approximately 0.2 million shares of our common stock in each period for $4.8 million and $2.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term debt.  During the first quarters of 2013 and 2012, we made $3.8 million and $7.0 million, respectively, of principal repayments.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•	Cash, Cash Equivalents and Short-term Investments. As of March 31, 2013, we had cash, cash equivalents, and short-term investments of $172.7 million, of which approximately 84% is in U.S. Dollars and held in the U.S. We have $4.1 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•	Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•	Revolving Loan Facility. We have a $100 million senior secured revolving loan facility with a syndicate of financial institutions that expires in November 2017 (or December 2016 if certain conditions exist). As of the date of this filing, we have $100 million of the revolving loan facility available to us.

Uses/Potential Uses of Capital Resources.  Below are the key items to consider in assessing our uses/potential uses of capital resources:

•	Common Stock Repurchases. We have made significant repurchases of our common stock in the past under our Stock Repurchase Program. During the first quarter of 2013, we repurchased 0.3 million shares of our common stock for $6.5 million ($19.80 per share) under our Stock Repurchase Program. As of March 31, 2013, we have 2.3 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•	Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients. Most recently, in July 2012, we acquired Ascade for approximately $19 million in cash.

•	Capital Expenditures. During the first quarter of 2013, we spent $4.5 million on capital expenditures. At this time, we expect our 2013 capital expenditures to be approximately $35 million. As of March 31, 2013, we have made no significant capital expenditure commitments.

•	Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the quarter ended March 31, 2013, we made no client incentive payments. As of March 31, 2013, we had commitments to make $12 million of client incentive payments, $6.0 million for the remainder of 2013, $3.0 million in 2014, and $1.5 million in 2015 and 2016, respectively.

•	Long-Term Debt Service. As of March 31, 2013, our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $146.3 million. During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time related to the 2010 Convertible Notes is the $4.5 million of interest payments. Over the next 12 months, the mandatory repayments and the cash interest expense (based upon current interest rates) for our Credit Agreement are approximately $15.0 million and $4.6 million, respectively. We have the ability to make prepayments on our Credit Agreement without penalty.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of March 31, 2013, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

The interest rate on our convertible debt is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin.  See to Note 5 to our Financial Statements for further details of our long-term debt.

As of March 31, 2013, we are a party to an interest rate swap contract with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to our variable-rate debt.  See Note 6 to our Financial Statements for further details on the interest rate swap contracts.

As a result of the interest rate swap contracts, as of March 31, 2013, we were exposed to fluctuations in interest rate movements on $83.8 million of our Term Loan.  We expect our exposure amount to fluctuate over the term of the interest rate swap contracts as the interest rate swap contracts expire and the balance due under the Credit Agreement is repaid through mandatory repayments or prepayments.

A hypothetical adverse change of 10% in the March 31, 2013 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of March 31, 2013 and December 31, 2012 were $146.2 million and $136.5 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2013 and December 31, 2012 were $26.5 million and $32.8 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash, primarily in the U.S.  The day-to-day management of our U.S. short-term investments is performed by a large financial institution, using strict and formal investment guidelines approved by our Board of Directors.  Under these guidelines, short-term investments are limited to certain acceptable investments with:  (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the first quarter of 2013, we generated approximately 87% of our revenues in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of March 31, 2013 and December 31, 2012, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2013	December 31, 2012

	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets

Pounds sterling $	$ —	$ 1,579	$ (36)	$ 1,439
Euro $	(68)	10,175	(40)	5,090
U.S. Dollar	(260)	24,708	(94)	23,719
Other	(71)	2,852	(20)	3,311

Totals	$ (399)	$ 39,314	$ (190)	$ 33,559

A hypothetical adverse change of 10% in the March 31, 2013 exchange rates would not have had a material impact upon our results of operations.

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

Item 1.Legal Proceedings

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

These business dealings represented an insignificant amount of our consolidated revenues and income, and generally consisted of software licenses and related services.  We cannot predict the ultimate outcome of these matters or the total costs which may be involved.  We believe there is a likelihood that a loss may be realized related to these matters, but that no reasonable estimate of the loss can be made.

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

We May Not Be Able to Respond to Rapid Technological Changes.

The market for business support solutions, such as customer care and billing solutions, is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions.  As a result, we believe that our future success in sustaining and growing our revenues depends upon: (i) our ability to continuously expand, adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our clients, without sacrificing the reliability or quality of the solutions; (ii) the integration of acquired assets and their widely distributed, complex worldwide operations; and (iii) the integration of other acquired technologies such as rating, wholesale billing, and data analytics, as well as creating an integrated suite of customer care and billing solutions, which are portable to new verticals such as utilities, financial services, and content distribution.  In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace.  Our attempts to meet these demands subjects our R&D efforts to greater risks.

As a result, substantial R&D and product investment will be required to maintain the competitiveness of our solutions in the market. Technical problems may arise in developing, maintaining, integrating, and operating our solutions as the complexities are increased.  Development projects can be lengthy and costly, and may be subject to changing requirements, programming difficulties, a shortage of qualified personnel, and/or unforeseen factors which can result in delays. In addition, we may be responsible for the implementation of new solutions and/or the migration of clients to new solutions, and depending upon the specific solution, we may also be responsible for operations of the solution.

There is an inherent risk in the successful development, implementation, migration, integration, and operation of our solutions as the technological complexities, and the pace at which we must deliver these solutions to market, continue to increase.  The risk of making an error that causes significant operational disruption to a client, or results in incorrect customer or vendor data processing that we perform on behalf of our clients, increases proportionately with the frequency and complexity of changes to our solutions and new delivery models.  There can be no assurance: (i) of continued market acceptance of our solutions; (ii) that we will be successful in the development of enhancements or new solutions that respond to technological advances or changing client needs at the pace the market demands; or (iii) that we will be successful in supporting the implementation, migration, integration, and/or operations of enhancements or new solutions.

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

These business dealings represented an insignificant amount of our consolidated revenues and income, and generally consisted of software licenses and related services.  We cannot predict the ultimate outcome of these matters or the total costs which may be involved.  We believe there is a likelihood that a loss may be realized related to these matters, but that no reasonable estimate of the loss can be made.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $226 million of goodwill, and $143 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts).  These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

Failure to Attract and Retain Our Key Management and Other Highly Skilled Personnel Could Have a Material Adverse Effect on Our Business.

Our future success depends in large part on the continued service of our key management, sales, product development, professional services, and operational personnel.  We believe that our future success also depends on our ability to attract and retain highly skilled technical, managerial, operational, and sales and  marketing personnel, including, in particular, personnel in the areas of R&D, professional services, and technical support. Competition for qualified personnel at times can be intense, particularly in the areas of R&D, conversions, software implementations, and technical support.  This risk is heightened with a widely dispersed customer base and employee populations.  For these reasons, we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new product delivery objectives.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the first quarter of 2013 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs

January 1 – January 31	1,584	$ 18.73	—	2,631,481
February 1 – February 28	261,685	19.96	119,500	2,511,981
March 1 – March 31	310,328	19.63	209,300	2,302,681

Total	573,597	$ 19.78	328,800

(1) The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2013

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan

Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese

Randy R. Wiese
Executive Vice President, Chief Financial Officer, and
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.21P*	Nineteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21Q*	Twenty-First Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21R*	Twenty-Second Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21S*	Twenty-Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22*	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.24P*	Sixtieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Q*	Seventieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24R	First Amendment to Affiliate Addendum Media Sales Division between CSG Systems, Inc. and Time Warner Cable Inc.

10.83	Forms of Agreement for Equity Compensation

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.