Form 10-Q
period 2013-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2013-08-09
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

YES  ☐            NO   ☒

Shares of common stock outstanding at August 5, 2013: 33,800,590

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2013

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$96,849	$133,747
Short-term investments	92,445	35,574
Total cash, cash equivalents and short-term investments	189,294	169,321
Trade accounts receivable:
Billed, net of allowance of $3,750 and $3,147	172,521	191,943
Unbilled and other	43,367	33,859
Deferred income taxes	16,116	22,244
Income taxes receivable	12,441	6,469
Other current assets	22,476	17,099
Total current assets	456,215	440,935
Non-current assets:
Property and equipment, net of depreciation of $129,990 and $120,643	35,173	39,429
Software, net of amortization of $73,941 and $68,513	39,036	36,729
Goodwill	227,546	233,365
Client contracts, net of amortization of $71,026 and $184,763	67,467	76,388
Deferred income taxes	3,312	2,596
Income taxes receivable	169	1,292
Other assets	15,508	16,207
Total non-current assets	388,211	406,006
Total assets	$844,426	$846,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,000	$15,000
Client deposits	32,622	33,807
Trade accounts payable	35,623	30,473
Accrued employee compensation	44,536	61,083
Deferred revenue	56,195	47,691
Income taxes payable	2,282	2,116
Other current liabilities	22,428	21,562
Total current liabilities	208,686	211,732
Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $22,678 and $25,302	254,822	259,698
Deferred revenue	8,192	6,504
Income taxes payable	1,168	1,168
Deferred income taxes	22,973	21,674
Other non-current liabilities	15,033	19,526
Total non-current liabilities	302,188	308,570
Total liabilities	510,874	520,302
Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000 shares authorized; 33,797 and 33,734 shares outstanding	658	653
Additional paid-in capital	465,574	461,497
Treasury stock, at cost, 32,024 and 31,530 shares	(738,244)	(728,243)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	(53)	3
Unrecognized pension plan losses and prior service costs, net of tax	(1,355)	(1,761)
Unrecognized loss on change in fair value of interest rate swaps, net of tax	(388)	(658)
Cumulative foreign currency translation adjustments	(7,415)	2,274
Accumulated earnings	614,775	592,874
Total stockholders’ equity	333,552	326,639
Total liabilities and stockholders’ equity	$844,426	$846,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Processing and related services	$131,184	$133,362	$265,818	$269,676
Software, maintenance and services	54,923	50,489	100,921	99,182
Total revenues	186,107	183,851	366,739	368,858
Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	62,964	62,334	124,541	124,294
Software, maintenance and services	31,794	30,186	63,571	58,195
Total cost of revenues	94,758	92,520	188,112	182,489
Other operating expenses:
Research and development	27,548	27,794	56,093	55,716
Selling, general and administrative	37,388	33,799	72,185	65,424
Depreciation	4,770	5,874	9,770	11,711
Restructuring charges	(38)	119	863	821
Total operating expenses	164,426	160,106	327,023	316,161
Operating income	21,681	23,745	39,716	52,697
Other income (expense):
Interest expense	(3,180)	(4,106)	(6,109)	(8,258)
Amortization of original issue discount	(1,325)	(1,226)	(2,624)	(2,429)
Interest and investment income, net	188	152	343	372
Other, net	1,498	277	1,080	72
Total other	(2,819)	(4,903)	(7,310)	(10,243)
Income before income taxes	18,862	18,842	32,406	42,454
Income tax provision	(6,790)	(6,972)	(5,436)	(18,778)
Net income	$12,072	$11,870	$26,970	$23,676
Weighted-average shares outstanding—Basic:
Common stock	32,125	32,194	32,129	32,293
Participating restricted stock	—	1	—	34
Total	32,125	32,195	32,129	32,327
Weighted-average shares outstanding—Diluted:
Common stock	32,439	32,309	32,483	32,435
Participating restricted stock	—	1	—	34
Total	32,439	32,310	32,483	32,469
Earnings per common share:
Basic	$0.38	$0.37	$0.84	$0.73
Diluted	0.37	0.37	0.83	0.73
Cash dividends declared per common share	0.15	—	0.15	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$12,072	$11,870	$26,970	$23,676
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(901)	(4,773)	(9,689)	(1,482)
Unrealized holding losses on short-term investments arising during period	(55)	—	(56)	—
Defined benefit pension plan:
Net loss arising from period (net of tax effect of $0, $0, $(119), and $0)	—	—	(183)	—
Amortization of prior service cost included in net periodic pension cost (net of tax effect of $0, $0, $28, and $0)	—	—	43	(9)
Partial settlement of pension plan liability (net of tax effect of $0, $0, $336, and $0)	—	—	546	—
Net change in defined benefit pension plan	—	—	406	(9)
Cash flow hedges:
Unrealized gains (losses) on change in fair value of interest rate swap contracts (net of tax effect of $104, $33, $171, and ($61))	342	133	552	(16)
Reclassification adjustment for losses included in other income (expense) (net of tax effect of $(113), $(49), $(179), and $(51))	(178)	(80)	(282)	(82)
Net change in cash flow hedges	164	53	270	(98)
Other comprehensive income, net of tax	(792)	(4,720)	(9,069)	(1,589)
Total comprehensive income	$11,280	$7,150	$17,901	$22,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$26,970	$23,676
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	9,770	11,711
Amortization	18,757	21,096
Amortization of original issue discount	2,624	2,429
(Gain) loss on short-term investments and other	998	(23)
Deferred income taxes	6,533	(6,342)
Excess tax benefit of stock-based compensation awards	(542)	(288)
Stock-based employee compensation	7,518	6,529
Changes in operating assets and liabilities:
Trade accounts and other receivables, net	7,848	18,117
Other current and non-current assets	(5,833)	(3,951)
Income taxes payable/receivable	(4,178)	1,842
Trade accounts payable and accrued liabilities	(16,763)	(3,196)
Deferred revenue	7,644	13,168
Net cash provided by operating activities	61,346	84,768
Cash flows from investing activities:
Purchases of property and equipment	(11,125)	(13,550)
Purchases of short-term investments	(98,883)	(24,779)
Proceeds from sale/maturity of short-term investments	41,361	16,800
Acquisition of and investments in client contracts	(3,808)	(2,948)
Net cash used in investing activities	(72,455)	(24,477)
Cash flows from financing activities:
Proceeds from issuance of common stock	921	1,007
Repurchase of common stock	(14,883)	(13,541)
Payments on acquired equipment financing	(1,894)	(663)
Payments on long-term debt	(7,500)	(17,000)
Excess tax benefit of stock-based compensation awards	542	288
Net cash used in financing activities	(22,814)	(29,909)
Effect of exchange rate fluctuations on cash	(2,975)	(1,152)
Net increase in cash and cash equivalents	(36,898)	29,230
Cash and cash equivalents, beginning of period	133,747	146,733
Cash and cash equivalents, end of period	$96,849	$175,963

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$4,770	$6,738
Income taxes	2,306	23,115
Non-cash financing activity -
Cash dividends payable	5,069	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and December 31, 2012, and for the second quarters and six months ended June 30, 2013 and 2012, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (our “2012 10-K”), filed with the SEC. The results of operations for the quarter and six months ended June 30, 2013 are not necessarily indicative of the expected results for the entire year ending December 31, 2013.

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

Reclassifications.  Certain December 31, 2012 amounts have been reclassified to conform to the June 30, 2013 presentation.

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of June 30, 2013, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of June 30, 2013, we had $4.1 million of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in “Cash and cash equivalents” in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of June 30, 2013 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, interest rate swap contracts, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

All short-term investments held by us as of June 30, 2013 and December 31, 2012 have contractual maturities of less than two years. Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2013 and 2012 were $41.4 million and $16.8 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$32,378	$—	$32,378	$23,119	$—	$23,119
Commercial paper	—	14,395	14,395	—	35,856	35,856
Short-term investments:
Money market funds	—	2,351	2,351
Commercial paper	—	44,290	44,290	—	34,826	34,826
Municipal bonds	—	29,560	29,560	—	—	—
U.S. government agency bonds	—	16,244	16,244	—	748	748
Total	$32,378	$106,840	$139,218	$23,119	$71,430	$94,549
Liabilities:
Interest rate swap contracts (1)	$—	$628	$628	$—	$1,069	$1,069
Total	$—	$628	$628	$—	$1,069	$1,069

(1)

As of June 30, 2013, the fair value of the interest rate swap contract was classified on our Balance Sheet in “Other current liabilities”. As of December 31, 2012, the fair value of the interest rate swap contracts were classified on our Balance Sheet in “Other non-current liabilities”.

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to measure our debt at fair value.

The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement (carrying value including current maturities)	$142,500	$150,468	$150,000	$162,881
Convertible debt (par value)	150,000	166,932	150,000	158,400

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Income Taxes. During the first quarter of 2013, we recognized an income tax benefit related to research and development (“R&D”) tax credits that we generated during 2012. As a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, we were unable to include these credits in our 2012 results of operations, as a change in tax law is accounted for in the period of enactment. Thus, the benefit of these credits is reflected in our  results of  operations for the six months ended June 30, 2013.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the six months ended June 30, 2013 and 2012, we repurchased 0.5 million shares of our common stock under the Stock Repurchase Program for $10.0 million (weighted-average price of $20.21 per share), and 0.7 million shares of our common stock for $10.6 million (weighted-average price of $15.80 per share), respectively. As of June 30, 2013, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 2.1 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the six months ended June 30, 2013 and 2012, we repurchased and then cancelled 0.2 million shares of common stock for $4.9 million and 0.2 million shares of common stock for $2.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividend.  On June 25, 2013, our Board of Directors approved a quarterly cash dividend to be paid to our stockholders.  The quarterly cash dividend of $0.15 per share of common stock, totaling $5.1 million, was paid on July 25, 2013 to stockholders of record on July 10, 2013 and is included as of June 30, 2013 in “Other current liabilities” on our Balance Sheet.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the second quarter and six months ended June 30, 2013 is as follows (shares in thousands):

	Quarter Ended June 30, 2013		Six Months Ended June 30, 2013
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	2,136	$18.42	1,956	$17.63
Awards granted	15	21.61	909	19.50
Awards forfeited/cancelled	(51)	18.57	(61)	18.44
Awards vested	(6)	16.97	(710)	17.58
Unvested awards, ending	2,094	$18.44	2,094	$18.44

Included in the awards granted during the six months ended June 30, 2013, are performance-based awards for 175,384 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the quarter and six months ended June 30, 2013 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the second quarters of 2013 and 2012 of $3.9 million and $3.4 million, respectively, and for the six months ended June 30, 2013 and 2012 of $7.5 million and $6.5 million, respectively.

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

The amounts attributed to both common stock and participating restricted common stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income attributed to:
Common stock	$12,072	$11,870	$26,970	$23,651
Participating restricted common stock	—	—	—	25
Total	$12,072	$11,870	$26,970	$23,676

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average shares outstanding – Basic:
Common stock	32,125	32,194	32,129	32,293
Participating restricted common stock	—	1	—	34
Total	32,125	32,195	32,129	32,327

Weighted-average shares outstanding – Diluted:
Common stock	32,439	32,309	32,483	32,435
Participating restricted common stock	—	1	—	34
Total	32,439	32,310	32,483	32,469

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted-average common shares	32,125	32,194	32,129	32,293
Dilutive effect of common stock options	—	9	2	12
Dilutive effect of non-participating restricted common stock	314	106	352	130
Dilutive effect of 2010 Convertible Notes	—	—	—	—
Diluted weighted-average common shares	32,439	32,309	32,483	32,435

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock for the second quarters of 2013 and 2012 of zero and 0.6 million, respectively, and for the six months ended June 30, 2013 and 2012 of zero and 0.5 million, respectively, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price of $24.28 per share.

5. DEBT

Our long-term debt, as of June 30, 2013 and December 31, 2012, was as follows (in thousands):

	June 30, 2013	December 31, 2012
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus 2.00% (combined rate of 2.28% at June 30, 2013 and 2.31% at December 31, 2012)	$142,500	$150,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $ 22,678 and $25,302, respectively	127,322	124, 698
	269,822	274,698
Current portion of long-term debt	(15,000)	(15,000)
Total long-term debt, net	$254,822	$259,698

Credit Agreement. During the six months ended June 30, 2013, we made $7.5 million of principal repayments.

As of June 30, 2013, we were in compliance with the financial ratios and other covenants related to the Credit Agreement and had no borrowings outstanding on our revolving loan facility and had the entire $100 million available to us.

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

As the result of us declaring a cash dividend in June 2013 (see Note 3), the prior conversion rate for the 2010 Convertible Notes of 40.8998 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $24.45 per share of our common stock) has been adjusted to 41.1794 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $24.28 per share of our common stock).

Refer to Note 6 in our 2012 10-K for disclosure of the 2010 Convertible Notes’ three contingent conversion features. As a result of the cash dividend declaration in June 2013, prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time the price of our common stock trades over $31.56 per share, or 130% of the $24.28 conversion price (previously $31.79, or 130% of the $24.45 initial conversion price) for a specified period of time.

As of June 30, 2013, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

6. DERIVATIVES

In May 2011, we entered into three interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to our variable-rate debt.

A summary of our one remaining interest rate swap contract as of June 30, 2013 is as follows (in thousands, except percentages):

	Beginning of Term	End of Term	Weighted-Average Notional Amount Over Remaining Term	Fixed Rate
2013 Swap	March 13, 2013	March 13, 2014	$47,000	2.181%

We have designated our interest rate swap contracts as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty over the lives of the contracts in exchange for us making fixed-rate payments to the counterparty over the lives of the contracts without exchange of the underlying notional amount.

As of June 30, 2013, the fair value of the remaining interest rate swap contract, reflected in other current liabilities in our Balance Sheet, was $0.6 million, with the loss, net of tax, reflected as a reduction in other comprehensive income.

Changes in the fair value of interest rate swap contracts, designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations, are reported in accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of our Balance Sheet. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount of gains/losses reclassified from AOCI to income/loss (effective portions) for the quarter and six months ended June 30, 2013 were not material. The estimated net losses on the interest rate swap contract that will be reclassified into earnings within the next twelve months are not expected to be material. Our interest rate swap contracts qualify as effective relationship, and as a result, hedge ineffectiveness was not material during the quarter and six months ended June 30, 2013.

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

We do not use derivative financial instruments for speculative purposes.

7. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2013, were as follows (in thousands):

January 1, 2013 balance	$233,365
Adjustments related to prior acquisitions	(134)
Effects of changes in foreign currency exchange rates	(5,685)
June 30, 2013 balance	$227,546

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of June 30, 2013 and December 31, 2012, the carrying values of these assets were as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$138,493	$(71,026)	$67,467	$261,151	$(184,763)	$76,388
Software	112,977	(73,941)	39,036	105,242	(68,513)	36,729
Total	$251,470	$(144,967)	$106,503	$366,393	$(253,276)	$113,117

The decrease in the gross carrying amount and accumulated amortization of our client contracts between December 31, 2012 and June 30, 2013 is due primarily to the removal of fully-amortized assets related to client incentives for the Comcast Corporation (“Comcast”) and Time Warner Cable, Inc. (“Time Warner”) contracts that came to end of term during the first quarter of 2013.

The total amortization expense related to intangible assets for the second quarters of 2013 and 2012 were $8.4 million and $10.1 million, respectively, and for the six months ended June 30, 2013 and 2012 were $17.5 million and $19.7 million, respectively. Based on the June 30, 2013 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2013 – $34.3 million; 2014 – $25.8 million; 2015 – $17.2 million; 2016 – $12.9 million; and 2017 – $10.3 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2013, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2013. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

In addition, we have encountered the following matters:

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

•	On August 8, 2013, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in Iran and another sanctioned/embargoed country.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2012 10-K.

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

We generate approximately 65% of our revenues from the North American cable and satellite markets, approximately 25% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the first half of 2013, we generated approximately 85% of our revenues from the Americas region, approximately 10% of our revenues from the Europe, Middle East and Africa region, and approximately 5% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Iran Threat Reduction and Syria Human Rights Act

The Iran Threat Reduction and Syria Human Rights Act of 2012 (“TRA”), which was signed into law on August 10, 2012, requires disclosure regarding certain activities relating to Iran undertaken by us or our affiliates.

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

Nature and Extent of the Activity. On July 13, 2012 (prior to the enactment of the TRA), we acquired Ascade AB (“Ascade”), a Sweden-based provider of trading and routing software and services solutions that help clients generate revenue and maximize customer and partner relationships.  Ascade supplies business support systems to more than 100 customers across the global telecommunications industry. Until we acquired Ascade on July 13, 2012, Ascade was headquartered in Sweden.

Ascade’s offerings include a service known as “Assure.”  Assure allows mobile carriers to verify quality and detect fraud in network traffic.  The solution is provided to telecommunications companies as a service.  The service is currently used by approximately 80 non-Iranian telecommunications service providers.  Customers using Assure are able to test approximately 410 mobile networks in approximately 130 countries.

To allow for testing of networks, Ascade enters into contracts with individuals acting as “hosts.”  Ascade provides one or more functioning devices to the host and directs the host to obtain cellular services from one or more networks available in their location.  To test call quality and detect fraud for Ascade customers, calls are then placed to the hosted cellular devices.  Ascade’s customers decide which networks they want to test.

Ascade has not entered into any contracts with the Government of Iran or entities owned or controlled by the government of Iran.  At the time of acquisition, Ascade was party to an agreement with a non-Iranian individual residing in Iran (the “Agreement”) in connection with the Assure network testing.  Under the terms of the Agreement, the individual was required to acquire and activate subscriber identity module (“SIM”) cards and obtain cellular services from three Iranian mobile telecommunications providers, two of which the Government of Iran maintains either majority or total ownership.  The Agreement provided that Ascade was to pay the individual a hosting service fee of 750 euros per year and reimburse the individual for the costs of acquiring the SIM card and obtaining cellular services.  We have terminated the Agreement.  A voluntary disclosure has been submitted to the Department of the Treasury, Office of Foreign Assets Control regarding the Agreement.

Gross Revenues and Net Profits Attributable to the Activity.  No gross revenues or net profits are directly attributable to the Agreement. The services provided under the Agreement are only an insignificant component of the overall aggregated Assure solution, and are not sold as a separate, identifiable component of the Assure solution to our clients.  The gross revenues and net profits of the overall Assure service, however, are not material to our overall financial results (less than 1% of our total revenues).

Whether We or Our Affiliates Intend to Conduct Future Activities. We and our affiliates have either suspended or terminated all known activities in Iran and will not undertake future activities without prior U.S. governmental authorization.

Management Overview of Quarterly Results

Second Quarter Highlights. A summary of our results of operations for the second quarter of 2013, when compared to the second quarter of 2012, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2013	June 30, 2012
Revenues	$186,107	$183,851
Operating Results:
Operating income	21,681	23,745
Operating income margin	11.6%	12.9%
Diluted EPS	$0.37	$0.37
Supplemental Data:
ACP customer accounts (end of period)	49,072	49,171
Restructuring charges	$(38)	$119
Stock-based compensation	3,908	3,382
Amortization of acquired intangible assets	4,811	5,545
Amortization of OID	1,325	1,226

Revenues. Our revenues for the second quarter of 2013 were $186.1 million, an increase of 1% when compared to $183.9 million for the same period in 2012. The increase in revenues can be primarily attributed to the revenues generated from the Ascade business, which we acquired in July 2012. Additionally, the second quarter of 2013 reflects the first full quarter the negative impact of the pricing adjustments associated with the Comcast and Time Warner contract extensions, discussed in further detail below. The year-over-year impact of these pricing adjustments has been essentially offset by growth in the other areas of our business.

Operating Results. Operating income for the second quarter of 2013 was $21.7 million, or an 11.6% operating income margin percentage, compared to $23.7 million, or a 12.9% operating income margin percentage, for the second quarter of 2012. The decreases in operating income and operating income margin percentages reflect the impact of the Comcast and Time Warner pricing adjustments, noted below.

Diluted EPS. Diluted EPS for the second quarter of 2013 was $0.37, consistent with that of the second quarter of 2012.

Cash and Cash Flows. As of June 30, 2013, we had cash, cash equivalents and short-term investments of $189.3 million, as compared to $172.7 million as of March 31, 2013, and $169.3 million as of December 31, 2012. Our cash flows from operating activities for the second quarter of 2013 were $38.8 million. See the Liquidity section for further discussion of our cash flows.

Significant Client Relationships

Client Concentration. A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast, DISH Network Corporation (“DISH”), and Time Warner. Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	June 30, 2013	March 31, 2013	June 30, 2012
Comcast	18%	20%	19%
DISH	15%	15%	14%
Time Warner	10%	11%	10%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	June 30, 2013	March 31, 2013	December 31, 2012
Comcast	20%	19%	19%
DISH	14%	14%	19%
Time Warner	11%	11%	14%

See our 2012 10-K for additional discussion of our business relationships and contractual terms with the above mentioned significant clients.

Comcast. On March 26, 2013, we entered into a new agreement with Comcast to extend our relationship for an additional four years through February 28, 2017. See our Form 10-Q for the three months ended March 31, 2013 (our “Q1-13 10-Q”) for additional details of the new Comcast agreement.

The new Comcast agreement was effective March 1, 2013. Thus, the results for the second quarter of 2013 reflect the first full quarter impact of the new pricing levels. As a result of these pricing adjustments, and our expectation of consistent usage of current products and services by Comcast, we anticipate 2013 full year Comcast revenues may decrease approximately 10% when compared to 2012. The anticipated revenue impact in both the near and long terms may vary depending on the actual level of products and services purchased by Comcast, and therefore, there can be no assurances as to the level of revenues to be generated from Comcast in the future.

A copy of the new Comcast agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Time Warner. On December 28, 2012, we entered into a contract with Time Warner to extend our relationship for an additional four years through March 31, 2017. See our Q1-13 10-Q for additional details of the new Time Warner agreement.

The new Time Warner agreement was effective April 1, 2013. Thus, the results for the second quarter of 2013 reflect the first full quarter impact of pricing levels. Considering the pricing adjustments of the new agreement and our expectation of usage levels for current contracted business, we anticipate 2013 full year Time Warner revenues may decrease by approximately 7.5% when compared to 2012. The anticipated revenue impact in both the near term and long term may vary depending on the actual level of products and services purchased by Time Warner, and therefore, there can be no assurances as to the level of revenues to be generated from Time Warner in the future.

A copy of the Time Warner processing agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Income Statements (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of processing and related services	$619	$641	$1,233	$1,239
Cost of software, maintenance and services	341	233	610	405
Research and development	440	376	840	729
Selling, general and administrative	2,508	2,132	4,835	4,156
Total stock-based compensation expense	$3,908	$3,382	$7,518	$6,529

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in the accompanying Income Statements (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of processing and related services	$570	$768	$1,151	$1,527
Cost of software, maintenance and services	4,241	4,777	8,762	9,528
Total amortization of acquired intangible assets	$4,811	$5,545	$9,913	$11,055

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

Results of Operations

Total Revenues. Total revenues for the: (i) second quarter of 2013 were $186.1 million, a 1% increase when compared to $183.9 million for the second quarter of 2012, and (ii) six months ended June 30, 2013 were $336.7 million, a 1% decrease when compared to $368.9 million for the six months ended June 30, 2012. The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Processing and related services	$131,184	$133,362	$265,818	$269,676
Software, maintenance and services	54,923	50,489	100,921	99,182
Total revenues	$186,107	$183,851	$366,739	$368,858

We use the location of the client as the basis of attributing revenues to individual countries. Revenues by geographic regions for the second quarters and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas (principally the U.S.)	$158,180	$161,593	$312,213	$322,399
Europe, Middle East and Africa	17,487	15,344	36,951	32,984
Asia Pacific	10,440	6,914	17,575	13,475
Total revenues	$186,107	$183,851	$366,739	$368,858

Processing and related services revenues. Processing and related services revenues for the: (i) second quarter of 2013 decreased 2% to $131.2 million, from $133.4 million for the second quarter of 2012, and (ii) six months ended June 30, 2013 decreased 1% to $265.8 million, from $269.7 million for the six months ended June 30, 2012. Processing and related services revenues reflect the impact of the pricing adjustments related to the new Comcast and the new Time Warner agreements, both discussed in the Significant Client Relationships section above and in our Q1-13 10-Q.

Additional information related to processing and related services revenues is as follows:

—

Amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the: (i) second quarters of 2013 and 2012 were $1.5 million and $1.9 million, respectively, and (ii) six months ended June 30, 2013 and 2012 were $3.1 million and $3.8 million, respectively.

—	Total customer accounts processed on our ACP solution as of June 30, 2013 were 49.1 million, compared to 49.2 million as of March 31, 2013 and 49.2 million as of June 30, 2012.

Software, Maintenance and Services Revenues. Software, maintenance and services revenues for the: (i) second quarter of 2013 increased 9% to $54.9 million, from $50.5 million for the second quarter of 2012; and (ii) six months ended June 30, 2013 increased 2% to $100.9 million, from $99.2 million for the six months ended June 30, 2012. The year-over-year increases in software, maintenance and services revenues can be attributed to the revenues generated by the Ascade business and the normal fluctuations in our other software and professional services business.

Total Expenses. Our operating expenses for the: (i) second quarter of 2013 were $164.4 million, an increase of 3% when compared to $160.1 million for the second quarter of 2012; and (ii) six months ended June 30, 2013 were $327.0 million, an increase of 3% when compared to $316.2 million for the six months ended June 30, 2012. These increases are attributed mainly to the additional expenses from the Ascade business, and to a lesser degree, increases in employee-related costs.

The components of total expenses are discussed in more detail below.

Cost of Revenues. See our 2012 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services. The cost of processing and related services stayed relatively flat year-over-year as the number of ACP customer accounts was relatively unchanged between years, with the: (i) second quarter of 2013 expenses increasing 1%, to $63.0 million, from $62.3 million for the second quarter of 2012; and (ii) six months ended June 30, 2013 expenses at $124.5 million, up slightly from $124.3 million for the six months ended June 30, 2012. Total processing and related services cost as a percentage of our processing and related services revenues for the: (i) second quarters of 2013 and 2012 were 48.0% and 46.7%, respectively; and (ii) six months ended June 30, 2013 and 2012 were 46.9% and 46.1%, respectively.

Cost of Software, Maintenance and Services. The cost of software, maintenance and services for the: (i) second quarter of 2013 increased 5% to $31.8 million, from $30.2 million for the second quarter of 2012; and (ii) six months ended June 30, 2013 increased 9% to $63.6 million, from $58.2 million for the six months ended June 30, 2012. These increases relate primarily to the additional costs resulting from the Ascade business, as well as increases in employee-related costs. The cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the: (i) second quarters of 2013 and 2012 were 57.9% and 59.8%, respectively; and (ii) six months ended June 30, 2013 and 2012 were 63.0% and 58.7%, respectively.

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

R&D Expense. R&D expense for the: (i) second quarter of 2013 decreased 1% to $27.5 million, from $27.8 million for the second quarter of 2012; and (ii) six months ended June 30, 2013 increased 1% to $56.1 million, from $55.7 million for the six months ended June 30, 2012. As a percentage of total revenues, R&D expense was 14.8% for the second quarter of 2013 compared to 15.1% for the second quarter of 2012. We did not capitalize any internal development costs during the second quarters of 2013 and 2012.

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

Selling, General and Administrative (“SG&A”) Expense. SG&A expense for the: (i) second quarter of 2013 increased 11% to $37.4 million, from $33.8 million for the second quarter of 2012; and (ii) six months ended June 30, 2013 increased 10% to $72.2 million, from $65.4 million for the six months ended June 30, 2012. The increases in SG&A are mainly due to increased employee-related costs and other third-party sales and marketing costs, to include the impact of the Ascade business.

Our SG&A costs as a percentage of total revenues increased to 20.1% for the second quarter of 2013, compared to 18.4% for the second quarter of 2012.

Depreciation Expense. Depreciation expense for the: (i) second quarter of 2013 decreased 19% to $4.8 million, from $5.9 million for the second quarter of 2012; and (ii) six months ended June 30, 2013 decreased 17% to $9.8 million, from $11.7 million for the six months ended June 30, 2012. The decreases are a result of certain assets becoming fully depreciated over the past year.

Operating Income. Operating income and operating income margin percentage for the: (i) second quarter of 2013 was $21.7 million, or 11.6% of total revenues, compared to $23.7 million, or 12.9 % of total revenues for the second quarter of 2012; and (ii) six months ended June 30, 2013 was $39.7 million, or 10.8% of total revenues, compared to $52.7 million or 14.3% of total revenues for the six months ended June 30, 2012. The decreases in operating income and operating income margin percentages reflect the impact of the Comcast and Time Warner pricing adjustments discussed above.

Interest Expense. Interest expense for the: (i) second quarter of 2013 decreased 23% to $3.2 million, from $4.1 million for the second quarter of 2012; and (ii) six months ended June 30, 2013 decreased 26% to $6.1 million, from $8.3 million for the six months ended June 30, 2012. These decreases are due to the refinancing of our Credit Agreement in November 2012, which reduced the fixed portion of the interest rate by 175 basis points, and due to a lower average debt balance outstanding.

Income Tax Provision. The effective income tax rates for the second quarters of 2012 and 2013 and six months ended June 30, 2013 and 2012 were as follows:

Quarter Ended June 30,		Six Months Ended June30,
2013	2012	2013	2012
36%	37%	17%	44%

The low effective income tax rate for the six months ended June 30, 2013 reflects the benefit of approximately $6 million recorded in the first quarter of 2013 of R&D tax credits that we generated during 2012. As a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, we were unable to include these credits in the determination of our 2012 effective income tax rate, as a change in tax law is accounted for in the period of enactment. Thus, the benefit of these credits is reflected in year-to-date 2013 effective income tax rate.

For the full year 2013, we are estimating an effective income tax rate of 29%. This rate reflects the benefit of the 2012 R&D tax credits discussed above, and the tax improvement initiatives that we implemented in 2012.

Liquidity

Cash and Liquidity

As of June 30, 2013, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $189.3 million, compared to $172.7 million as of March 31, 2013 and $169.3 million as of December 31, 2012. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a five-year, $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in November 2017 (or December 31, 2016 if certain conditions exist). As of June 30, 2013, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of June 30, 2013, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30, 2013	December 31, 2012
Americas (principally the U.S.)	$164,971	$137,291
Europe, Middle East and Africa	20,570	28,763
Asia Pacific	3,753	3,267
Total cash, equivalents and short-term investments	$189,294	$169,321

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of June 30, 2013, we had $4.1 million of cash restricted as to use to collateralize outstanding letters of credit.

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

Our 2012 and 2013 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2012:
March 31	$28,890	$19,299	$48,189
June 30	29,898	6,681	36,579
September 30	32,608	(8,954)	23,654
December 31	34,886	(15,866)	19,020
Year-to-date total	$126,282	$1,160	$127,442
2013:
March 31	$41,320	$(18,776)	$22,544
June 30	31,308	7,494	38,802
Year to date total	$72,628	$(11,282)	$61,346

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2012:
March 31	$173,834	$(2,925)	$170,909	61
June 30	166,194	(2,802)	163,392	62
September 30	177,055	(2,918)	174,137	61
December 31	195,090	(3,147)	191,943	62
2013:
March 31	182,711	(3,618)	179,093	64
June 30	176,271	(3,750)	172,521	65

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

Income Taxes Receivable

Income taxes receivable (current and non-current) increased $4.8 million, from $7.8 million as of December 31, 2012, to $12.6 million as of June 30, 2013. This increase is primarily related to the approximately $6 million of R&D tax credits recorded during the first quarter that were generated in 2012, as discussed above, and other normal timing differences related to our estimated tax payments.

Accrued Employee Compensation

Accrued employee compensation decreased $16.6 million, from $61.1 million as of December 31, 2012, to $44.5 million as of June 30, 2013. This decrease is primarily due to the payment of the 2012 employee incentive performance bonuses in March 2013 that were fully accrued at December 31, 2012.

Deferred Revenue

Total deferred revenue (current and non-current) increased $10.2 million, from $54.2 as of December 31, 2012, to $64.4 million as of June 30, 2013, mainly as the result of annual recurring services that are typically billed in the first quarter of each year.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments. During the six months ended June 30, 2013 and 2012, we purchased $98.9 million and $24.8 million, respectively, and sold (or had mature) $41.4 million and $16.8 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts. Our capital expenditures for the six months ended June 30, 2013 and 2012, for property and equipment, and investments in client contracts were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Property and equipment	$11,125	$13,550
Client contracts	3,808	2,948

The property and equipment expenditures during the six months ended June 30, 2013 consisted principally of investments in: (i) computer hardware, software and related equipment, and (ii) facilities and internal infrastructure items.

The investments in client contracts for the six months ended June 30, 2013 and 2012 relate to client incentive payments ($3.2 million and $0.2 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($0.6 million and $2.7 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities with our common stock and our long-term debt.

Repurchase of Common Stock. During the six months ended June 30, 2013 and 2012, we repurchased approximately 0.5 million shares and 0.7 million shares, respectively, of our common stock under the guidelines of our Stock Repurchase Program for $10.0 million and $10.6 million, respectively. In addition, outside of our Stock Repurchase Program, during the six months ended June 30, 2013 and 2012, we repurchased from our employees and then cancelled approximately 0.2 million shares of our common stock in each period for $4.9 million and $2.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-Term Debt. During the six months ended June 30, 2013 and 2012, we made $7.5 million and $17.0 million, respectively, of principal repayments.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

—

Cash, Cash Equivalents and Short-term Investments. As of June 30, 2013, we had cash, cash equivalents, and short-term investments of $189.3 million, of which approximately 85% is in U.S. Dollars and held in the U.S. We have $4.1 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

—

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

—

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

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

—

Common Stock Repurchases. We have made significant repurchases of our common stock in the past under our Stock Repurchase Program. During the six months ended June 30, 2013, we repurchased 0.5 million shares of our common stock for $10.0 million ($20.21 per share) under our Stock Repurchase Program. As of June 30, 2013, we have 2.1 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

—

Cash Dividends. On June 25, 2013, our Board of Directors approved the initiation of a quarterly cash dividend to be paid to our stockholders. The initial quarterly cash dividend of $0.15 per share of common stock, totaling $5.1 million, was paid in July 2013. Going forward, we expect to pay cash dividends each year in September, December, March, and June, with the amount and timing subject to the Board of Directors’ approval.

—

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients. Most recently, in July 2012, we acquired Ascade for approximately $19 million in cash.

—

Capital Expenditures. During the six months ended June 30, 2013, we spent $11.1 million on capital expenditures. At this time, we expect our 2013 capital expenditures to be approximately $35 million. As of June 30, 2013, we have made no significant capital expenditure commitments.

—

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the six months ended June 30, 2013, we made client incentive payments of $3.2 million. As of June 30, 2013, we had commitments to make $9 million of client incentive payments, $3.0 million for the remainder of 2013, $3.0 million in 2014, and $1.5 million in 2015 and 2016, respectively.

—

Long-Term Debt Service. As of June 30, 2013, our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $142.5 million. During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time related to the 2010 Convertible Notes is the $4.5 million of interest payments. Over the next 12 months, the mandatory repayments and the cash interest expense (based upon current interest rates) for our Credit Agreement are approximately $15.0 million and $4.2 million, respectively. We have the ability to make prepayments on our Credit Agreement without penalty.

We continue to evaluate the best use of our capital going forward, which from time-to-time, may include common stock repurchases, payment of cash dividends, repurchases of our 2010 Convertible Notes, and/or prepayments on our Credit Agreement, as market and business conditions warrant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of June 30, 2013, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

As of June  30, 2013, we are a party to an interest rate swap contract with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on a portion of the interest payments related to our variable-rate debt. See Note 6 to our Financial Statements for further details on the interest rate swap contract.

As a result of the interest rate swap contract, as of June 30, 2013, we were exposed to fluctuations in interest rate movements on $87.5 million of our Term Loan. We expect our exposure amount to fluctuate over the remaining term of the interest rate swap contract as the notional amount of the interest rate swap declines and the balance due under the Credit Agreement is repaid through mandatory repayments or prepayments.

A hypothetical adverse change of 10% in the June 30, 2013 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of June 30, 2013 and December 31, 2012 were $96.9 million and $133.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2013 and December 31, 2012 were $92.4 million and $35.6 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash, primarily in the U.S. The day-to-day management of our U.S. short-term investments is performed by a large financial institution, using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the six months ended June 30, 2013, we generated approximately 87% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of June 30, 2013 and December 31, 2012, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	June 30, 2013		December 31, 2012
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$(49)	$885	$(36)	$1,439
Euro	(47)	4,456	(40)	5,090
U.S. Dollar	(346)	18,826	(94)	23,719
Other	(201)	1,649	(20)	3,311
Totals	$(643)	$25,816	$(190)	$33,559

A hypothetical adverse change of 10% in the June 30, 2013 exchange rates would not have had a material impact upon our results of operations.

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

As previously disclosed, we have encountered the following matters:

—

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

—

On July 13, 2012, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in Syria. On October 5, 2012, we submitted a voluntary disclosure relating to these business dealings.

—	On August 8, 2013, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in Iran and another sanctioned/embargoed country.

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

Our Networks and Systems are subject to the risk of an extended interruption or outage due to many factors such as: (i) planned changes to our Systems and Networks for such things as scheduled maintenance and technology upgrades, or migrations to other technologies, service providers, or physical location of hardware; (ii) human and machine error; (iii) acts of nature; and (iv) intentional, unauthorized attacks from computer “hackers”, or cyber attacks.

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

Our International Operations Subject Us to Additional Risks.

We currently conduct a portion of our business outside the U.S. We are subject to certain risks associated with operating internationally including the following items:

—	Product development not meeting local requirements;

—	Fluctuations in foreign currency exchange rates for which a natural or purchased hedge does not exist or is ineffective;

—	Staffing and managing foreign operations;

—	Longer sales cycles for new contracts;

—

Longer collection cycles for client billings or accounts receivable, as well as heightened client collection risks, especially in countries with highly inflationary economies and/or with restrictions on the movement of cash out of the country;

—	Trade barriers;

—	Governmental sanctions;

—	Complying with varied legal and regulatory requirements across jurisdictions;

—	Reduced protection for intellectual property rights in some countries;

—	Inability to recover value added taxes and/or goods and services taxes in foreign jurisdictions;

—	Political instability and threats of terrorism; and

—	A potential adverse impact to our overall effective income tax rate resulting from, among other things:

—	Operations in foreign countries with higher tax rates than the U.S.;

—	The inability to utilize certain foreign tax credits; and

—	The inability to utilize some or all of losses generated in one or more foreign countries.

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

We have encountered the following matters:

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

•	On August 8, 2013, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in Iran and another sanctioned/embargoed country.

These business dealings represented an insignificant amount of our consolidated revenues and income, and generally consisted of software licenses and related services. We cannot predict the ultimate outcome of these matters or the total costs which may be involved. We believe there is a likelihood that a loss may be realized related to these matters, but that no reasonable estimate of the loss can be made. In addition, as set forth in the MD&A section of this report, we have disclosed certain activities relating to Iran undertaken by us or our affiliates as required by the TRA.

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

We expect to continue to generate a significant portion of our future revenues from our North American cable and satellite operators. These clients operate in a highly competitive environment. Competitors range from traditional wireline and wireless providers to new entrants like new digital lifestyle service providers such as Hulu, YouTube, Google, Netflix, Apple, and Amazon. Should these competitors be successful in their strategies, it could threaten our clients’ market share, and thus our source of revenues, as generally speaking these companies do not use our core solutions and there can be no assurance that new entrants will become our clients. In addition, demand for spectrum, network bandwidth and content continues to increase and any changes in the regulatory environment could have a significant impact to not only our clients’ businesses, but in our ability to help our clients be successful.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $228 million of goodwill, and $142 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts). These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the second quarter of 2013 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 – April 30	73,619	$20.68	72,800	2,229,881
May 1 – May 31	41,300	21.34	41,300	2,188,581
June 1 – June 30	53,575	21.19	52,000	2,136,581
Total	168,494	$21.01	166,100

(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

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

Dated: August 9, 2013

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President, Chief Financial Officer, and
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.22A*	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23X*	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Y*	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Z*	Thirty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AA*	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.24S*	Sixty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.
**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.