Form 10-Q
period 2013-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2013-11-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

YES  ☐            NO   ☒

Shares of common stock outstanding at November 4, 2013: 33,842,370

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2013

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$92,736	$133,747
Short-term investments	101,162	35,574
Total cash, cash equivalents and short-term investments	193,898	169,321
Trade accounts receivable:
Billed, net of allowance of $3,043 and $3,147	174,757	191,943
Unbilled	41,347	28,463
Deferred income taxes	14,095	22,244
Income taxes receivable	5,903	6,469
Other current assets	27,891	21,915
Total current assets	457,891	440,355
Non-current assets:
Property and equipment, net of depreciation of $132,020 and $120,643	34,674	39,429
Software, net of amortization of $77,106 and $68,496	41,099	38,372
Goodwill	231,235	233,365
Client contracts, net of amortization of $74,137 and $182,182	61,187	75,303
Deferred income taxes	5,475	2,596
Income taxes receivable	2,299	1,291
Other assets	16,004	16,230
Total non-current assets	391,973	406,586
Total assets	$849,864	$846,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,000	$15,000
Client deposits	30,239	33,807
Trade accounts payable	33,211	30,473
Accrued employee compensation	48,622	61,083
Deferred revenue	50,961	47,691
Income taxes payable	2,360	2,116
Other current liabilities	17,193	21,562
Total current liabilities	197,586	211,732
Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $21,327 and $25,302	252,423	259,698
Deferred revenue	9,750	6,504
Income taxes payable	2,068	1,168
Deferred income taxes	18,364	21,674
Other non-current liabilities	15,126	19,526
Total non-current liabilities	297,731	308,570
Total liabilities	495,317	520,302
Stockholders’ equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.01 per share; 100,000 shares authorized; 33,839 and 33,734 shares outstanding	659	653
Additional paid-in capital	469,878	461,497
Treasury stock, at cost, 32,030 and 31,530 shares	(738,372)	(728,243)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	28	3
Unrecognized pension plan losses and prior service costs, net of tax	(1,355)	(1,761)
Unrecognized loss on change in fair value of interest rate swaps, net of tax	(235)	(658)
Cumulative foreign currency translation adjustments	(1,056)	2,274
Accumulated earnings	625,000	592,874
Total stockholders’ equity	354,547	326,639
Total liabilities and stockholders’ equity	$849,864	$846,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Processing and related services	$133,294	$138,993	$399,112	$408,669
Software, maintenance and services	52,886	51,008	153,807	150,190
Total revenues	186,180	190,001	552,919	558,859
Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	65,184	67,585	189,725	191,879
Software, maintenance and services	29,714	32,826	93,285	91,021
Total cost of revenues	94,898	100,411	283,010	282,900
Other operating expenses:
Research and development	27,600	28,526	83,693	84,242
Selling, general and administrative	38,444	33,963	110,629	99,387
Depreciation	4,609	5,373	14,379	17,084
Restructuring charges	76	—	939	821
Total operating expenses	165,627	168,273	492,650	484,434
Operating income	20,553	21,728	60,269	74,425
Other income (expense):
Interest expense	(2,615)	(4,078)	(8,724)	(12,336)
Amortization of original issue discount	(1,351)	(1,251)	(3,975)	(3,680)
Interest and investment income, net	174	263	517	635
Other, net	(130)	452	950	524
Total other	(3,922)	(4,614)	(11,232)	(14,857)
Income before income taxes	16,631	17,114	49,037	59,568
Income tax provision	(1,331)	(7,701)	(6,767)	(26,479)
Net income	$15,300	$9,413	$42,270	$33,089
Weighted-average shares outstanding—Basic:
Common stock	32,084	31,980	32,114	32,189
Participating restricted stock	—	—	—	22
Total	32,084	31,980	32,114	32,211
Weighted-average shares outstanding—Diluted:
Common stock	32,664	32,398	32,553	32,423
Participating restricted stock	—	—	—	22
Total	32,664	32,398	32,553	32,445
Earnings per common share:
Basic	$0.48	$0.29	$1.32	$1.03
Diluted	0.47	0.29	1.30	1.02
Cash dividends declared per common share	$0.15	$—	$0.30	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$15,300	$9,413	$42,270	$33,089
Other comprehensive income:
Foreign currency translation adjustments	6,359	6,091	(3,330)	4,609
Unrealized holding gains on short-term investments arising during period	81	2	25	2
Defined benefit pension plan:
Net loss arising from period (net of tax effect of $0, $0, $(119), and $0)	—	—	(183)	—
Amortization of prior service cost included in net periodic pension cost (net of tax effect of $0, $0, $28, and $0)	—	—	43	(9)
Partial settlement of pension plan liability (net of tax effect of $0, $0, $336, and $0)	—	—	546	—
Net change in defined benefit pension plan	—	—	406	(9)
Cash flow hedges:
Unrealized gains on change in fair value of interest rate swap contracts (net of tax effect of $199, $37, $549, and $27)	313	58	865	42
Reclassification adjustment for losses included in other income (expense) (net of tax effect of $(101), $(49), $(280), and $(101))	(160)	(78)	(442)	(160)
Net change in cash flow hedges	153	(20)	423	(118)
Other comprehensive income, net of tax	6,593	6,073	(2,476)	4,484
Total comprehensive income	$21,893	$15,486	$39,794	$37,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$42,270	$33,089
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	14,379	17,084
Amortization	28,413	33,294
Amortization of original issue discount	3,975	3,680
Impairment of client contract	—	2,500
(Gain) loss on short-term investments and other	1,264	(46)
Deferred income taxes	1,083	(7,789)
Excess tax benefit of stock-based compensation awards	(619)	(406)
Stock-based employee compensation	11,497	9,990
Changes in operating assets and liabilities:
Trade accounts receivable, net	75	13,358
Other current and non-current assets	(4,641)	(2,293)
Income taxes payable/receivable	1,359	(151)
Trade accounts payable and accrued liabilities	(15,724)	(92)
Deferred revenue	3,251	6,204
Net cash provided by operating activities	86,582	108,422
Cash flows from investing activities:
Purchases of property and equipment	(18,986)	(20,488)
Purchases of short-term investments	(129,259)	(45,499)
Proceeds from sale/maturity of short-term investments	62,720	33,152
Acquisition of business, net of cash acquired	—	(19,085)
Acquisition of and investments in client contracts	(5,349)	(4,253)
Proceeds from disposition of business	1,734	—
Net cash used in investing activities	(89,140)	(56,173)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,283	1,572
Repurchase of common stock	(15,124)	(16,323)
Payment of cash dividends	(9,630)	—
Payments on acquired equipment financing	(1,894)	(765)
Payments on long-term debt	(11,250)	(22,000)
Excess tax benefit of stock-based compensation awards	619	406
Net cash used in financing activities	(35,996)	(37,110)
Effect of exchange rate fluctuations on cash	(2,457)	(1,564)
Net increase (decrease) in cash and cash equivalents	(41,011)	13,575
Cash and cash equivalents, beginning of period	133,747	146,733
Cash and cash equivalents, end of period	$92,736	$160,308

Supplemental disclosures of cash flow information:
Net cash paid during the period for-
Interest	$8,247	$11,193
Income taxes	3,554	33,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and December 31, 2012, and for the third quarters and nine months ended September 30, 2013 and 2012, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (our “2012 10-K”), filed with the SEC. The results of operations for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the expected results for the entire year ending December 31, 2013.

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

Reclassifications.  Certain 2012 amounts have been reclassified to conform to the September 30, 2013 presentation.

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of September 30, 2013, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of September 30, 2013, we had $4.9 million of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in “Cash and cash equivalents” in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of September 30, 2013 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, interest rate swap contracts, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

All short-term investments held by us as of September 30, 2013 and December 31, 2012 have contractual maturities of less than two years. Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2013 and 2012 were $62.7 million and $33.2 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$33,365	$—	$33,365	$23,119	$—	$23,119
Commercial paper	—	20,798	20,798	—	35,856	35,856
Short-term investments:
Commercial paper	—	48,574	48,574	—	34,826	34,826
Municipal bonds	—	29,353	29,353	—	—	—
U.S. government agency bonds	—	23,235	23,235	—	748	748
Total	$33,365	$121,960	$155,325	$23,119	$71,430	$94,549
Liabilities:
Interest rate swap contracts (1)	$—	$377	$377	$—	$1,069	$1,069
Total	$—	$377	$377	$—	$1,069	$1,069

(1)

As of September 30, 2013, the fair value of the interest rate swap contract was classified on our Balance Sheet in “Other current liabilities”. As of December 31, 2012, the fair value of the interest rate swap contracts were classified on our Balance Sheet in “Other non-current liabilities”.

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

We have chosen not to measure our debt at fair value.  The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement (carrying value including current maturities)	$138,750	$138,750	$150,000	$150,000
Convertible debt (par value)	150,000	182,355	150,000	158,400

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Income Taxes. During the third quarter of 2013, we recognized incremental research and development (“R&D”) tax credits claimed for development activities from previous years and the reduction of certain tax allowances related to foreign operations.  The benefit of these events is reflected in our results of operations for the three and nine months ended September 30, 2013.

Additionally, during the first quarter of 2013, we recognized an income tax benefit related to R&D tax credits that we generated during 2012. As a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, we were unable to include these credits in our 2012 results of operations, as a change in tax law is accounted for in the period of enactment. Thus, the benefit of these credits is reflected in our results of operations for the nine months ended September 30, 2013.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the nine months ended September 30, 2013 and 2012, we repurchased 0.5 million shares of our common stock under the Stock Repurchase Program for $10.1 million (weighted-average price of $20.23 per share), and 0.8 million shares of our common stock for $13.3 million (weighted-average price of $16.23 per share), respectively. As of September 30, 2013, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 2.1 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the nine months ended September 30, 2013 and 2012, we repurchased and then cancelled 0.3 million shares of common stock for $5.0 million and 0.2 million shares of common stock for $3.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividend.  On June 25, 2013, our Board of Directors (the “Board”) approved the initiation of a quarterly cash dividend to be paid to our stockholders.  The Board approved an initial cash dividend of $0.15 per share of common stock, totaling $5.1 million to stockholders of record on July 10, 2013, of which $4.8 million was paid on July 25, 2013 (with the remaining amount attributed to unvested shares to be paid upon vesting).  On August 22, 2013, the Board approved a third quarter cash dividend of $0.15 per share of common stock, totaling $5.1 million to stockholders of record on September 10, 2013, of which $4.8 million was paid on September 25, 2013 (with the remaining amount attributed to unvested shares to be paid upon vesting).

Stock-Based Awards. A summary of our unvested restricted common stock activity during the third quarter and nine months ended September 30, 2013 is as follows (shares in thousands):

	Quarter Ended September 30, 2013		Nine Months Ended September 30, 2013
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	2,094	$18.44	1,956	$17.63
Awards granted	43	24.32	952	19.72
Awards forfeited/cancelled	(11)	18.26	(72)	18.41
Awards vested	(41)	19.72	(751)	17.70
Unvested awards, ending	2,085	$18.54	2,085	$18.54

Included in the awards granted during the nine months ended September 30, 2013, are performance-based awards for 175,384 restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the quarter and nine months ended September 30, 2013 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the third quarters of 2013 and 2012 of $4.0 million and $3.5 million, respectively, and for the nine months ended September 30, 2013 and 2012 of $11.5 million and $10.0 million, respectively.

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

The amounts attributed to both common stock and participating restricted common stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income attributed to:
Common stock	$15,300	$9,413	$42,270	$33,066
Participating restricted common stock	—	—	—	23
Total	$15,300	$9,413	$42,270	$33,089

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted common stock are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average shares outstanding – Basic:
Common stock	32,084	31,980	32,114	32,189
Participating restricted common stock	—	—	—	22
Total	32,084	31,980	32,114	32,211

Weighted-average shares outstanding – Diluted:
Common stock	32,664	32,398	32,553	32,423
Participating restricted common stock	—	—	—	22
Total	32,664	32,398	32,553	32,445

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted-average common shares	32,084	31,980	32,114	32,189
Dilutive effect of common stock options	—	9	1	11
Dilutive effect of non-participating restricted common stock	580	409	438	223
Dilutive effect of 2010 Convertible Notes	—	—	—	—
Diluted weighted-average common shares	32,664	32,398	32,553	32,423

Potentially dilutive common shares related to stock options and non-participating unvested shares of restricted common stock for the third quarters of 2013 and 2012 of zero for both periods, and for the nine months ended September 30, 2013 and 2012 of zero and 0.3 million, respectively, were excluded from the computation of diluted EPS related to common shares as their effect was antidilutive.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price (see Note 5).

5. DEBT

Our long-term debt, as of September 30, 2013 and December 31, 2012, was as follows (in thousands):

	September 30, 2013	December 31, 2012
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus 2.00% (combined rate of 2.26% at September 30, 2013 and 2.31% at December 31, 2012)	$138,750	$150,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $21,327 and $25,302, respectively	128,673	124, 698
	267,423	274,698
Current portion of long-term debt	(15,000)	(15,000)
Total long-term debt, net	$252,423	$259,698

Credit Agreement. During the nine months ended September 30, 2013, we made $11.3 million of principal repayments.

As of September 30, 2013, we were in compliance with the financial ratios and other covenants related to the Credit Agreement and had no borrowings outstanding on our revolving loan facility and had the entire $100 million available to us.

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

As the result of us declaring a cash dividend in August 2013 (see Note 3), the previous conversion rate for the 2010 Convertible Notes of 41.1794 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $24.28 per share of our common stock) has been adjusted to 41.4371 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $24.13 per share of our common stock).

Refer to Note 6 in our 2012 10-K for disclosure of the 2010 Convertible Notes’ three contingent conversion features. As a result of the cash dividend declaration in August 2013, prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time the price of our common stock trades over $31.37 per share, or 130% of the $24.13 conversion price (previously $31.56, or 130% of the previous $24.28 conversion price) for a specified period of time.

As of September 30, 2013, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

6. DERIVATIVES

In May 2011, we entered into three interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to our variable-rate debt.

A summary of our one remaining interest rate swap contract as of September 30, 2013 is as follows (in thousands, except percentages):

	Beginning of Term	End of Term	Weighted-Average Notional Amount Over Remaining Term	Fixed Rate
2013 Swap	March 13, 2013	March 13, 2014	$44,000	2.181%

We have designated our interest rate swap contracts as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty over the lives of the contracts in exchange for us making fixed-rate payments to the counterparty over the lives of the contracts without exchange of the underlying notional amount.

As of September 30, 2013, the fair value of the remaining interest rate swap contract, reflected in other current liabilities in our Balance Sheet, was $0.4 million, with the loss, net of tax, reflected as a reduction in other comprehensive income.

Changes in the fair value of interest rate swap contracts, designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations, are reported in accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of our Balance Sheet. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount of gains/losses reclassified from AOCI to income/loss (effective portions) for the quarter and nine months ended September 30, 2013 were not material. The estimated net losses on the interest rate swap contract that will be reclassified into earnings within the next twelve months are not expected to be material. Our interest rate swap contracts qualify as effective relationship, and as a result, hedge ineffectiveness was not material during the quarter and nine months ended September 30, 2013.

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

We do not use derivative financial instruments for speculative purposes.

7. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2013, were as follows (in thousands):

January 1, 2013 balance	$233,365
Adjustments related to prior acquisitions	(149)
Adjustment for the disposition of business operations	(1,417)
Effects of changes in foreign currency exchange rates	(564)
September 30, 2013 balance	$231,235

On July 1, 2013, we sold one of our small print and mail facilities and certain of its business operations, which resulted in an adjustment to our goodwill balance of $1.4 million.  The net proceeds from this disposition were $1.7 million and the gain from the sale was not material.

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of September 30, 2013 and December 31, 2012, the carrying values of these assets were as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$135,324	$(74,137)	$61,187	$257,485	$(182,182)	$75,303
Software	118,205	(77,106)	41,099	106,868	(68,496)	38,372
Total	$253,529	$(151,243)	$102,286	$364,353	$(250,678)	$113,675

The decrease in the gross carrying amount and accumulated amortization of our client contracts between December 31, 2012 and September 30, 2013 is due primarily to the removal of fully-amortized assets related to client incentives for the Comcast Corporation (“Comcast”) and Time Warner Cable, Inc. (“Time Warner”) contracts that came to end of term during the first quarter of 2013.

The total amortization expense related to intangible assets for the third quarters of 2013 and 2012 were $9.1 million and $11.5 million, respectively, and for the nine months ended September 30, 2013 and 2012 were $26.6 million and $31.2 million, respectively. Based on the September 30, 2013 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2013 – $35.0 million; 2014 – $28.6 million; 2015 – $17.7 million; 2016 – $13.2 million; and 2017 – $10.6 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2013, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2013. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

We generate approximately 65% of our revenues from the North American cable and satellite markets, approximately 25% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation.  Additionally, through September 30, 2013, we have generated approximately 85% of our year-to-date revenues from the Americas region, approximately 10% of our year-to-date revenues from the Europe, Middle East and Africa region, and approximately 5% of our year-to-date revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Iran Threat Reduction and Syria Human Rights Act

The Iran Threat Reduction and Syria Human Rights Act of 2012 (“TRA”), which was signed into law on August 10, 2012, requires disclosure regarding certain activities relating to Iran undertaken by us or our affiliates.

Background. Our policy is to conduct business in compliance with all laws and regulations, wherever we do business. We strive to comply with U.S. export control and economic sanction laws, regulations and requirements relating to Iran. We have established a Total Compliance Program and a Code of Conduct for all of our employees. The Code of Conduct requires all of our employees to abide by legal regulations that govern our business, including compliance with national and international laws relating to trade restrictions. Our revised Code of Conduct, released in May 2012, confirms that such restrictions include U.S. and international economic sanctions, as well as export control laws, antiboycott laws, anti-corruption laws and data privacy laws. We do not have a subsidiary or other affiliate organized under the laws of Iran. We do not have any employees based in Iran.

Nature and Extent of the Activity. On July 13, 2012 (prior to the enactment of the TRA), we acquired Ascade AB (“Ascade”), a Sweden-based provider of trading and routing software and services solutions that help clients generate revenue and maximize customer and partner relationships.  Ascade supplies business support systems to more than 100 customers across the global telecommunications industry. Until we acquired Ascade on July 13, 2012 Ascade was headquartered in Sweden.

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

Ascade has not entered into any contracts with the Government of Iran or entities owned or controlled by the government of Iran.  At the time of acquisition, Ascade was party to an agreement with a non-Iranian individual residing in Iran (the “Agreement”) in connection with the Assure network testing.  Under the terms of the Agreement, the individual was required to acquire and activate subscriber identity module (“SIM”) cards and obtain cellular services from three Iranian mobile telecommunications providers, two of which the Government of Iran maintains either majority or total ownership.  The Agreement provided that Ascade was to pay the individual a hosting service fee of 750 euros per year and reimburse the individual for the costs of acquiring the SIM card and obtaining cellular services.  We have terminated the Agreement.  An initial voluntary disclosure has been submitted to the Department of the Treasury, Office of Foreign Assets Control regarding the Agreement.

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

Management Overview of Quarterly Results

Third Quarter Highlights.  A summary of our results of operations for the third quarter of 2013, when compared to the third quarter of 2012, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2013	September 30, 2012
Revenues	$186,180	$190,001
Operating Results:
Operating income	20,553	21,728
Operating income margin	11.0%	11.4%
Diluted EPS	$0.47	$0.29
Supplemental Data:
ACP customer accounts (end of period)	49,151	49,224
Restructuring charges	$76	$—
Stock-based compensation	3,979	3,461
Amortization of acquired intangible assets	4,757	5,882
Amortization of OID	1,351	1,251

Revenues.  Our revenues for the third quarter of 2013 were $186.2 million, a decrease of 2% when compared to $190.0 million for the same period in 2012.  The decrease in revenues can be attributed to the negative impact of the pricing adjustments associated with the Comcast and Time Warner contract extensions, discussed in further detail below, and to a lesser degree, approximately $2 million of divested revenues from the sale of a small print and mail facility on July 1, 2013.  The year-over-year impact of these reductions have been partially offset by growth in the other areas of our business.

Operating Results.  Operating income for the third quarter of 2013 was $20.6 million, or an 11.0% operating income margin percentage, compared to $21.7 million, or an 11.4% operating income margin percentage, for the third quarter of 2012.  The decreases in operating income and operating income margin percentages are driven by the impact of the Comcast and Time Warner pricing adjustments and an increase in selling, general and administrative (“SG&A”) expenses, as discussed below.

Diluted EPS.  Diluted EPS for the third quarter of 2013 was $0.47 compared to $0.29 for the third quarter of 2012, with the increase primarily related to an unusually low effective income tax rate for the current quarter of 8%.  This third quarter income tax rate benefited primarily from the recognition of incremental R&D income tax credits claimed for development activities from previous years and partially by the reduction of certain tax allowances related to foreign operations.  The lower tax rate provided a benefit of approximately $6 million, or $0.17 per diluted share for the third quarter of 2013.

Cash and Cash Flows.  As of September 30, 2013, we had cash, cash equivalents and short-term investments of $193.9 million, as compared to $189.3 million as of June 30, 2013, and $169.3 million as of December 31, 2012.  Our cash flows from operating activities for the third quarter of 2013 were $25.2 million.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast, DISH Network Corporation (“DISH”), and Time Warner.  Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	September 30, 2013	June 30, 2013	September 30, 2012
Comcast	19%	18%	21%
DISH	15%	15%	13%
Time Warner	11%	10%	10%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	September 30, 2013	June 30, 2013	December 31, 2012
Comcast	21%	20%	19%
DISH	14%	14%	19%
Time Warner	11%	11%	14%

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

The new Comcast agreement was effective March 1, 2013 and included a pricing discount over their previous contract rates, which is expected to reduce 2013 revenues for the comparable services by approximately 10%, when considering the discount is in effect for ten months of 2013.  The anticipated revenue impact in both the near and long terms may vary depending on the actual level of products and services purchased by Comcast, and therefore, there can be no assurances as to the level of revenues to be generated from Comcast in the future.

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

The new Time Warner agreement was effective April 1, 2013 and included a pricing discount over their previous contract rates, which is expected to reduce 2013 revenues for the comparable services by approximately 7.5%, when considering the discount is in effect for nine months of 2013.  The anticipated revenue impact in both the near term and long term may vary depending on the actual level of products and services purchased by Time Warner, and therefore, there can be no assurances as to the level of revenues to be generated from Time Warner in the future.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in the accompanying Income Statements (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of processing and related services	$678	$669	$1,911	$1,908
Cost of software, maintenance and services	333	222	943	627
R&D expense	423	370	1,263	1,099
SG&A expense	2,545	2,200	7,380	6,356
Total stock-based compensation expense	$3,979	$3,461	$11,497	$9,990

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in the accompanying Income Statements (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of processing and related services	$483	$824	$1,634	$2,351
Cost of software, maintenance and services	4,274	5,058	13,036	14,586
Total amortization of acquired intangible assets	$4,757	$5,882	$14,670	$16,937

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

Results of Operations

Total Revenues.  Total revenues for the:  (i) third quarter of 2013 were $186.2 million, a 2% decrease when compared to $190.0 million for the third quarter of 2012; and (ii) nine months ended September 30, 2013 were $552.9 million, a 1% decrease when compared to $558.9 million for the nine months ended September 30, 2012.  The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Processing and related services	$133,294	$138,993	$399,112	$408,669
Software, maintenance and services	52,886	51,008	153,807	150,190
Total revenues	$186,180	$190,001	$552,919	$558,859

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the third quarters and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas (principally the U.S.)	$158,209	$164,689	$470,422	$487,088
Europe, Middle East and Africa	20,613	17,850	57,564	50,834
Asia Pacific	7,358	7,462	24,933	20,937
Total revenues	$186,180	$190,001	$552,919	$558,859

Processing and related services revenues.  Processing and related services revenues for the:  (i) third quarter of 2013 decreased 4% to $133.3 million, from $139.0 million for the third quarter of 2012; and (ii) nine months ended September 30, 2013 decreased 2% to $399.1 million, from $408.7 million for the nine months ended September 30, 2012.  The decrease in processing and related services revenues are driven mainly by the impact of the pricing adjustments related to the new Comcast and Time Warner agreements, both discussed in the Significant Client Relationships section above and in our Q1-13 10-Q, and to a lesser degree, by the approximately $2 million of divested revenues from the sale of a small print and mail facility.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the:  (i) third quarters of 2013 and 2012 were $1.5 million and $1.9 million, respectively; and (ii) nine months ended September 30, 2013 and 2012 were $4.6 million and $5.7 million, respectively.

•	Total customer accounts processed on our ACP solution as of September 30, 2013 were 49.2 million, compared to 49.1 million as of June 30, 2013 and 49.2 million as of September 30, 2012.

Software, Maintenance and Services Revenues.  Software, maintenance and services revenues for the:  (i) third quarter of 2013 increased 4% to $52.9 million, from $51.0 million for the third quarter of 2012; and (ii) nine months ended September 30, 2013 increased 2% to $153.8 million, from $150.2 million for the nine months ended September 30, 2012.  The year-over-year increases in software, maintenance and services revenues can be attributed to the normal fluctuations between periods in our software and professional services business.

Total Expenses.  Our operating expenses for the:  (i) third quarter of 2013 were $165.6 million, a decrease of 2% when compared to $168.3 million for the third quarter of 2012; and (ii) nine months ended September 30, 2013 were $492.7 million, an increase of 2% when compared to $484.4 million for the nine months ended September 30, 2012.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2012 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services.  The cost of processing and related services for the:  (i) third quarter of 2013 decreased 4%, to $65.2 million, from $67.6 million for the third quarter of 2012; and (ii) nine months ended September 30, 2013 decreased 1%, to $189.7 million, from $191.9 million for the nine months ended September 30, 2012.   These decreases can be primarily attributed:  (i) to an impairment charge of $2.5 million that we recorded in the third quarter of 2012 to cost of processing and related services associated with the cancellation of a managed services arrangement where we had previously capitalized conversion/set-up costs; and (ii) the disposition of a small print and mail facility.  These decreases were offset to a certain degree by expected increases in data processing and employee-related costs.  Total processing and related services cost as a percentage of our processing and related services revenues for the:  (i) third quarters of 2013 and 2012 were 48.9% and 48.6%, respectively; and (ii) nine months ended September 30, 2013 and 2012 were 47.5% and 47.0%, respectively.

Cost of Software, Maintenance and Services.  The cost of software, maintenance and services for the:  (i)  third quarter of 2013 decreased 9% to $29.7 million, from $32.8 million for the third quarter of 2012; and (ii) nine months ended September 30, 2013 increased 2% to $93.3 million, from $91.0 million for the nine months ended September 30, 2012.

•

The quarter-over-quarter decrease is a result of a reassignment of personnel and the related costs previously assigned internally to software maintenance and consulting projects to other projects, and to a lesser degree, a decrease in amortization expense for certain acquired technology assets that became fully amortized during the year.

•	The increase in the year-to-date cost of software are related services are primarily due to the incremental costs incurred from the Ascade business, acquired in July 2012.

The cost of software, maintenance and services as a percentage of our software, maintenance and services revenues for the:  (i) third quarters of 2013 and 2012 were 56.2% and 64.4%, respectively; and (ii) nine months ended September 30, 2013 and 2012 were 60.7% and 60.6%, respectively.

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

R&D Expense.  R&D expense remained relatively consistent between periods.  For the: (i) third quarter of 2013, R&D expense was $27.6 million, compared to $28.5 million for the third quarter of 2012; and (ii) nine months ended September 30, 2013 it was $83.7 million, compared to $84.2 million for the nine months ended September 30, 2012.  As a percentage of total revenues, R&D expense was 14.8% for the third quarter of 2013 compared to 15.0% for the third quarter of 2012.  We did not capitalize any internal development costs during the third quarters of 2013 and 2012.

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

SG&A Expense.  SG&A expense for the: (i) third quarter of 2013 increased 13% to $38.4 million, from $34.0 million for the third quarter of 2012; and (ii) nine months ended September 30, 2013 increased 11% to $110.6 million, from $99.4 million for the nine months ended September 30, 2012.  The increases in SG&A are mainly due to additional investments we are making in business development aimed at new verticals and industries, with the year-to-date increase also reflective of the full year impact of the additional SG&A costs related to the Ascade business.  Our SG&A costs as a percentage of total revenues increased to 20.6% for the third quarter of 2013, compared to 17.9% for the third quarter of 2012.

Depreciation Expense.  Depreciation expense for the:  (i) third quarter of 2013 decreased 14% to $4.6 million, from $5.4 million for the third quarter of 2012; and (ii) nine months ended September 30, 2013 decreased 16% to $14.4 million, from $17.1 million for the nine months ended September 30, 2012.  The decreases are a result of certain assets that are still in use becoming fully depreciated over the past year.

Operating Income. Operating income and operating income margin percentage for the:  (i) third quarter of 2013 was $20.6 million, or 11.0% of total revenues, compared to $21.7 million, or 11.4 % of total revenues for the third quarter of 2012; and (ii) nine months ended September 30, 2013 was $60.3 million, or 10.9% of total revenues, compared to $74.4 million or 13.3% of total revenues for the nine months ended September 30, 2012.  The decreases in operating income and operating income margin percentages are driven mainly by the impact of the Comcast and Time Warner pricing adjustments and an increase in SG&A expenses, discussed above.

Interest Expense.  Interest expense for the:  (i)  third quarter of 2013 decreased 36% to $2.6 million, from $4.1 million for the third quarter of 2012; and (ii) nine months ended September 30, 2013 decreased 29% to $8.7 million, from $12.3 million for the nine months ended September 30, 2012.  These decreases are primarily due to the refinancing of our Credit Agreement in November 2012, which reduced the fixed portion of the interest rate by 175 basis points, and due to a lower average debt balance outstanding.

Income Tax Provision.  The effective income tax rates for the third quarters of 2013 and 2012 and nine months ended September 30, 2013 and 2012 were as follows:

Quarter Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
8%	45%	14%	44%

For the third quarter and nine months ended September 30, 2013, the effective income tax rate was unusually low driven mainly by incremental R&D income tax credits claimed for development activities from previous years and partially by the reduction of certain tax allowances related to foreign operations.  The lower tax rates provided a benefit of approximately $6 million for both the quarter and nine months ended September 30, 2013.

In addition, the rate for the nine months ended September 30, 2013 benefited from the recognition approximately $6 million of R&D tax credits that we generated in 2012 but were recorded in the first quarter of 2013.  As a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, we were unable to include these credits in the determination of our 2012 effective income tax rate, as a change in tax law is accounted for in the period of enactment.  Thus, the benefit of these credits is reflected in the year-to-date 2013 effective income tax rate.

For the full year 2013, we are estimating an effective income tax rate of 20%.  This rate primarily reflects the benefit of the R&D tax credits discussed above.

Liquidity

Cash and Liquidity

As of September 30, 2013, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $193.9 million, compared to $189.3 million as of June 30, 2013 and $169.3 million as of December 31, 2012.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a five-year, $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in November 2017 (or December 31, 2016 if certain conditions exist).  As of September 30, 2013, there were no borrowings outstanding on the Revolver.  The Credit Agreement contains customary affirmative covenants and financial covenants.  As of September 30, 2013, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30, 2013	December 31, 2012
Americas (principally the U.S.)	$178,820	$137,291
Europe, Middle East and Africa	10,615	28,763
Asia Pacific	4,463	3,267
Total cash, equivalents and short-term investments	$193,898	$169,321

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of September 30, 2013, we had $4.9 million of cash restricted as to use to collateralize outstanding letters of credit.

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

Our 2012 and 2013 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2012:
March 31	$28,890	$19,299	$48,189
June 30	29,898	6,681	36,579
September 30	32,608	(8,954)	23,654
Year-to-date total	$91,396	$17,026	$108,422
2013:
March 31	$41,320	$(18,776)	$22,544
June 30	31,308	7,494	38,802
September 30	29,634	(4,398)	25,236
Year-to-date total	$102,262	$(15,680)	$86,582

We believe the above table illustrates our ability to consistently generate strong cash flows from operations, and the importance of managing our working capital items.  As the table above illustrates, the operations portion of our cash flows from operating activities remains a consistently strong measure for us.  The variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2012:
March 31	$173,834	$(2,925)	$170,909	61
June 30	166,194	(2,802)	163,392	62
September 30	177,055	(2,918)	174,137	61
December 31	195,090	(3,147)	191,943	62
2013:
March 31	182,711	(3,618)	179,093	64
June 30	176,271	(3,750)	172,521	65
September 30	177,800	(3,043)	174,757	65

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable as September 30, 2013 was $41.3 million, a $12.8 million increase when compared to the December 31, 2012 balance of $28.5 million.  The increase between periods consists primarily of several transactions with various milestone and contractual billing dates which have not yet been reached.  Unbilled accounts receivable are an inherent characteristic of certain software and professional services transactions and may fluctuate between quarters, as these type of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Accrued Employee Compensation

Accrued employee compensation decreased $12.5 million, from $61.1 million as of December 31, 2012, to $48.6 million as of September 30, 2013.  This decrease is primarily due to:  (i) the payment of the 2012 employee incentive performance bonuses in March 2013 that were fully accrued at December 31, 2012, offset to a certain degree by the accrual for the 2013 employee incentive performance bonuses, and (ii) the timing of payment of employee wages and other benefits.

Deferred Revenue

Total deferred revenue (current and non-current) increased $6.5 million, from $54.2 as of December 31, 2012, to $60.7 million as of September 30, 2013, mainly as the result of annual recurring services that are typically billed in the first quarter of each year.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.  Additionally, during the third quarter of 2013, we sold a small print and mail facility which resulted in net proceeds from the disposition of $1.7 million, and in the third quarter of 2012 we acquired the Ascade business for $19.1 million, net of cash acquired.

Purchases/Sales of Short-term Investments.  During the nine months ended September 30, 2013 and 2012, we purchased $129.3 million and $45.5 million, respectively, and sold (or had mature) $62.7 million and $33.2 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the nine months ended September 30, 2013 and 2012, for property and equipment, and investments in client contracts were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Property and equipment	$18,986	$20,488
Client contracts	5,349	4,253

The property and equipment expenditures during the nine months ended September 30, 2013 consisted principally of investments in: (i) computer hardware, software and related equipment, and (ii) facilities and internal infrastructure items.

The investments in client contracts for the nine months ended September 30, 2013 and 2012 relate to client incentive payments ($4.7 million and $0.5 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($0.6 million and $3.8 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Repurchase of Common Stock.  During the nine months ended September 30, 2013 and 2012, we repurchased approximately 0.5 million shares and 0.8 million shares, respectively, of our common stock under the guidelines of our Stock Repurchase Program for $10.1 million and $13.3 million, respectively.  In addition, outside of our Stock Repurchase Program, during the nine months ended September 30, 2013 and 2012, we repurchased from our employees and then cancelled approximately 0.3 million and 0.2 million shares, respectively, of our common stock in each period for $5.0 million and $3.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends Paid on Common Stock.  During the nine months ended September 30, 2013, the Board approved dividend payments totaling $10.2 million, of which $9.6 million had been paid through September 30, 2013 (with the remaining amount attributed to unvested shares to be paid upon vesting).

Long-term Debt.  During the nine months ended September 30, 2013 and 2012, we made $11.3 million and $22.0 million, respectively, of principal repayments.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of September 30, 2013, we had cash, cash equivalents, and short-term investments of $193.9 million, of which approximately 91% is in U.S. Dollars and held in the U.S.  We have $4.9 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

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

Uses/Potential Uses of Capital Resources.  Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made significant repurchases of our common stock in the past under our Stock Repurchase Program.  During the nine months ended September 30, 2013, we repurchased 0.5 million shares of our common stock for $10.1 million (weighted-average price of $20.23 per share) under our Stock Repurchase Program.  As of September 30, 2013, we have 2.1 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our Credit Agreement places certain limitations on our ability to repurchase our common stock.  We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Cash Dividends.  On June 25, 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders.  During the nine months ended September 30, 2013, the Board approved dividend payments totaling $10.2 million, of which $9.6 million had been paid through September 30, 2013 (with the remaining amount attributed to unvested shares to be paid upon vesting).  Going forward, we expect to pay cash dividends quarterly each year in March, June, September, and December, with the amount and timing subject to the Boards’ approval.

•

Acquisitions.  As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.  Most recently, in July 2012, we acquired Ascade for approximately $19 million in cash.

•

Capital Expenditures.  During the nine month ended September 30, 2013, we spent $19.0 million on capital expenditures. At this time, we expect our 2013 capital expenditures to be approximately $35 million.  As of September 30, 2013, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts.   In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the nine months ended September 30, 2013, we made client incentive payments of $5.3 million.  As of September 30, 2013, we had commitments to make $7.5 million of client incentive payments, $1.5 million for the remainder of 2013, $3.0 million in 2014, and $1.5 million in 2015 and 2016, respectively.

•

Long-Term Debt Service.  As of September 30, 2013, our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $138.8 million.  During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time related to the 2010 Convertible Notes is the $4.5 million of interest payments.  Over the next 12 months, the mandatory repayments and the cash interest expense (based upon current interest rates) for our Credit Agreement are $15.0 million and $3.8 million, respectively.  We have the ability to make prepayments on our Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of September 30, 2013, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

The interest rate on our convertible debt is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin.  See Note 5 to our Financial Statements for further details of our long-term debt.

As of September 30, 2013, we are a party to an interest rate swap contract with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on a portion of the interest payments related to our variable-rate debt.  See Note 6 to our Financial Statements for further details on the interest rate swap contract.

As a result of the interest rate swap contract, as of September 30, 2013, we were exposed to fluctuations in interest rate movements on $91.3 million of our Term Loan.  We expect our exposure amount to fluctuate over the remaining term of the interest rate swap contract as the notional amount of the interest rate swap declines and the balance due under the Credit Agreement is repaid through mandatory repayments or prepayments.

A hypothetical adverse change of 10% in the September 30, 2013 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of September 30, 2013 and December 31, 2012 were $92.7 million and $133.7 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2013 and December 31, 2012 were $101.2 million and $35.6 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash, primarily in the U.S.  The day-to-day management of our U.S. short-term investments is performed by a large financial institution, using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with:  (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the nine months ended September 30, 2013, we generated approximately 87% of our revenues in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of September 30, 2013 and December 31, 2012, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	September 30, 2013		December 31, 2012
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$—	$1,047	$(36)	$1,439
Euro	(31)	4,472	(40)	5,090
U.S. Dollar	(123)	13,294	(94)	23,719
Other	(1)	2,293	(20)	3,311
Totals	$(155)	$21,106	$(190)	$33,559

A hypothetical adverse change of 10% in the September 30, 2013 exchange rates would not have had a material impact upon our results of operations.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $231 million of goodwill, and $137 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts). These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the third quarter of 2013 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 – July 31	7,900	$22.72	5,700	2,130,881
August 1 – August 31	2,554	24.82	—	2,130,881
September 1 – September 30	—	—	—	2,130,881
Total	10,454	$23.24	5,700

(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

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

Dated: November 7, 2013

CSG SYSTEMS INTERNATIONAL, INC.

/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.22B*	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22C*	Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22D*	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23AB*	Thirty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AC*	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.24T*	Seventy-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24U*	Seventy-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.83	Forms of Agreement for Equity Compensation

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.