Form 10-K
period 2013-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2014-02-28
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2013, was $709,173,309.

Shares of common stock outstanding at February 24, 2014: 34,206,638

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed on or prior to April 30, 2014, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2013 FORM 10-K

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

Our solutions help service providers streamline and scale operations, introduce and adapt products and services to meet customer demands, and address the challenges and opportunities brought about by change. Our broad suite of solutions helps our clients improve their business operations by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions, while at the same time, more efficiently managing the service provider’s cost structure. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the ever expanding needs of communications service providers to provide a differentiated, real-time, and personal experience for their consumers. This extensive suite of solutions includes revenue management, content management and monetization, customer interaction management and business intelligence.

Our principal executive offices are located at 9555 Maroon Circle, Englewood, Colorado 80112, and the telephone number at that address is (303) 200-2000. Our common stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CSGS”. We are a S&P Small Cap 600 company.

Industry Overview

Background. We provide business support solutions to the world’s leading communications service providers, as well as clients in several complex and highly competitive industries. Our solutions coordinate and manage many aspects of a service provider’s customer interactions, from the initial activation of customer accounts, to the support of various service activities, and through the presentment, collection, and accounts receivables management of monthly customer statements. While our heritage is in serving the North American communications market, through acquisition and organic growth, we have broadened and enhanced our solutions to extend our business both globally and to a number of other industries including content distribution, media and entertainment, financial services and utilities

Market Conditions of the Communications Industry. As the majority of our clients operate within the global communications industry sector, the economic state of this industry directly impacts our business.  The global communications industry has undergone significant fluctuations in growth rates and capital investment cycles in the past decade due to various economic and geo-political factors.  Current economic indices suggest a slow stabilization of the industry, but it is impossible to predict whether this stabilization will persist or be subject to future instability.  In addition, consolidation amongst providers continues as service providers look for ways to expand their markets and increase their revenues.

The impact of these market factors has resulted in spending cautiousness and in some cases, a delay in decision making by telecom providers. Large transformational projects have been side-lined while operators continue to monitor the business environment in which they operate. Globally, mature operators are looking for ways to control costs and streamline operations, while operators in emerging markets are focusing on capitalizing on the growth of new services and the explosion of connected devices. Regardless of the specific situation, companies continue to have an increased focus on investing in those solutions and services that have a demonstrable short-term return on investments, generate new revenues, and help them evolve their businesses.

Market Trends of Communications Industry. The communications industry is experiencing heightened competition and a dramatic shift in purchasing power to the consumer as the consumer now has more choices for content, devices, and providers than ever before. There are four key trends that are emerging as communication service providers (“CSPs”) try to evolve and compete in this highly complex ecosystem.

The first trend relates to an increased pressure for CSPs to find new revenue sources, while also addressing their cost structure as their business evolves. CSPs are seeing a decline in revenues and profits associated with their traditional services like wireline voice and video as a result of new or increased competition and the requirement to provide the same quality of service in order to maintain the customers that they have. In order to offset these declining revenues and profits, CSPs are launching new and unproven revenue generating services with minimal capital investment, while also looking for ways to improve their cost structure. The result of these scenarios is that many CSPs are “capping” their investments on their traditional systems and looking for cost savings opportunities related to these systems, while launching “new” services with highly-flexible, lower cost solutions.

The second trend that CSPs are embracing in numerous facets of the operations includes the emergence of cloud computing. The benefits associated with the cloud—lower total cost of ownership, predictable costs and lower upfront capital expenditure—are moving from the more early service offerings, like salesforce automation and human resource systems, to other facets of operations. For example, CSPs are now moving content to the cloud as a way to provide greater flexibility to experiment with bringing new services online. New offerings can be “turned on” and “turned off” quickly and enable a “fail fast” mentality.

The third trend CSPs are facing relates to the purchasing experience. Consumers have been become accustomed to and value a simplified purchasing experience, much like they do with online apps, music or video downloads. In addition, communications services like voice, video or data are being commoditized as a result of being bundled in an “all-you-can eat” package. In order to improve the overall customer experience, CSPs are simplifying their requirements for billing and related services by moving much of the flexibility and nimbleness required for service activation and delivery into the network or the device, in essence, literally putting more control in the customers’ hands.

And finally, the last trend that is beginning to emerge is the evolution of the CSPs to a more digital lifestyle services provider. In an “always-on” and connected digital society, some CSPs will desire to be the key source for access and content in a highly personalized experience based on individual consumer needs, desires and consumption history. These providers will look beyond their own network and provide ubiquitous access. The “brand” and the “experience” become much more important to these providers as that is what consumers are expected to base their purchasing decisions on. They will no longer be competing solely with the traditional communication companies, but will also be competing against well-known brands like Apple, Amazon and Google for the consumer’s share of wallet.

Overall, these market trends drive the demand for scalable, flexible, and cost-efficient customer interaction management solutions, which we believe will provide us with revenue opportunities. As a result, we have historically invested a significant amount of our revenues in R&D and have acquired companies that enable us to expand our offerings in a more timely and efficient manner. While we recognize that operators may choose to develop their own internal solutions or utilize a competitor’s solution, we believe that our scalable, modular, and flexible solutions combined with our rich domain expertise provide the industry with proven solutions to improve their profitability and customers’ experiences.

Business Strategy

Our goal is to be the most trusted provider of world-class software and services to service providers around the world who depend upon the timely and accurate processing of complex, high-volume transactions to operate their business and deliver a superior customer experience. We believe that by successfully executing on this goal we can grow our revenues and earnings, and therefore, create long-term value, not only for our clients and our employees, but for our stockholders as well. Our strategic focus to accomplish this goal is as follows:

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

Description of Business

Key Clients. We work with the leading communication providers located around the world. A partial list of those service providers as of December 31, 2013 is included below:

AT&T	Optus
Charter Communications, Inc.	Telefonica
Comcast Corporation (“Comcast”)	Telstra Australia
Cox Communications	Time Warner Cable, Inc. (“Time Warner”)
DISH Network Corporation (“DISH”)	Trader Media Group
ESPN	U.S. Government
Mediacom Communications	Verizon
MTN South Africa & Nigeria	Vivo

The North American communications industry has experienced significant consolidation over the past decade, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration and our heritage in serving the North American cable and satellite markets, a large percentage of our historical revenues have been generated from our three largest clients, as shown in the table below. Clients that represented 10% or more of our revenues for 2013 and 2012 were as follows (in millions, except percentages):

	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Comcast	$144	19%	$150	20%
DISH	113	15%	103	14%
Time Warner	78	11%	75	10%

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

Our total R&D expenses were $110.0 million and $112.9 million, respectively, for 2013 and 2012, or approximately 15% of total revenues for each year. In the near term, we expect that our R&D investment activities will be relatively consistent with that of 2013, with the level of our total R&D spend highly dependent upon the opportunities that we see in our markets.

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

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our primary product solutions include the following:

•

Cable and Satellite Care and Billing: Our billing and customer care platform, Advanced Convergent Platform (“ACP”), is the premier system for cable and satellite providers in North America. ACP, a pre-integrated platform delivered in a private hosted cloud environment, is relied upon every single day by almost 50 million consumers of voice, video, and data services, and is used by more than 75,000 of our clients’ customer service agents, and 36,500 of our clients’ field force technicians, dispatchers and routers.

•

Convergent Rating and Billing: Our Singleview suite provides an integrated customer care, billing and real-time rating and charging solution for the global marketplace delivered in either a cloud or stand-alone environment. This solution is a real-time charging, billing, and customer care solution designed from the ground up for convergent markets. Singleview inherently improves support and promotes optimization as a result of the single view of the customer across all services and transactions. As a result, the capabilities of the Singleview suite extend beyond the communications industry to other transaction-intensive markets including financial services, logistics, and transportation.

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

•

Wholesale Settlement and Routing: Our market-leading Wholesale Business Management Solution (“WBMS”) is a comprehensive and powerful settlements system delivered in either a cloud or stand-alone environment. It handles every kind of traffic – from simple voice to the most advanced data and content services – in a single, highly-integrated platform. It helps operators around the globe improve profits, meet strict regulatory and audit compliance requirements, and comply with the broadest range of global standards.

•

Customer Interaction Management: Our customer interaction management solutions help deliver a unique, personal and relevant quality experience across all customer touch points – whether that is text, e-mail, web, print, or other communications methods. We are an industry leader in interaction management solutions, processing more than one billion interactive voice, SMS/text, print, e-mail, web, and fax messages each year on behalf of our clients.

•	Business Intelligence: Our suite of business intelligence services delivers a comprehensive approach to improving the customer experience, increasing sales opportunities, and optimizing business.
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

•

Enterprise Security: A new software and services solution introduced in 2014 focused on enterprise security solutions designed to help clients combat the increasing frequency, sophistication and unpredictability of cyber attacks. The offering uses adaptive, flexible automation and orchestrations solutions to enable real-time responses and scalable change management.

In summary, we offer a fully integrated, cloud-based revenue and customer management solution, complemented with world-class applications software and customized software solutions, allowing us to provide one of the most comprehensive, flexible, pre-integrated products and services solutions to the communications market. We believe this pre-integrated approach and multiple delivery models allows our clients to bring new product offerings to market quickly and provide high-quality customer service in a cost effective manner. In addition, we also license certain software products (e.g., WBMS, TSM, and Singleview) and provide expert professional services to implement, configure, and maintain these software products.

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

Volubill. In December of 2013, we acquired certain key assets of Volubill, a leading supplier of integrated, real-time policy and charging solutions to mobile, satellite and fixed broadband operators. With this acquisition, we expanded our current billing and revenue management portfolio with enhanced charging and policy capabilities that enable communications service providers to monetize their network and provide an improved customer experience.

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

Professional Services. We employ professional services experts globally who bring a wide-ranging expertise – including solution architecture, project management, systems implementation, and business consultancy – to every project. We apply a methodology to each of our engagements, leveraging consistent world-class processes, best-practice programs, and systemized templates for all engagements.

Managed Services. We expanded our managed services capabilities and expertise to international operators in early 2013. For our managed services clients, we assume long-term responsibility for delivering our software solutions and related operations under a defined scope and specified service levels, generally using our clients’ infrastructure and premises.

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

Competition. The market for business support solutions products and services in the communications industry, as well as in other industries we serve, is highly competitive. We compete with both independent providers and in-house developers of customer management systems. We believe that our most significant competitors in our primary markets are Amdocs Limited, Comverse Inc., NEC Corporation, and Oracle Corporation; network equipment providers such as Ericsson, Huawei, and Alcatel-Lucent; and internally-developed solutions. Some of our actual and potential competitors have substantially greater financial, marketing, and technological resources than us and in some instances we may actually partner and collaborate with our competitors on large opportunities and projects.

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

Ascade has not entered into any contracts with the Government of Iran or entities owned or controlled by the government of Iran. At the time of acquisition, Ascade was party to an agreement with a non-Iranian individual residing in Iran (the “Agreement”) in connection with the Assure network testing. Under the terms of the Agreement, the individual was required to acquire and activate subscriber identity module (“SIM”) cards and obtain cellular services from three Iranian mobile telecommunications providers, two of which the Government of Iran maintains either majority or total ownership. The Agreement provided that Ascade was to pay the individual a hosting service fee of 750 euros per year and reimburse the individual for the costs of acquiring the SIM cards and obtaining cellular services. We have terminated the Agreement. A voluntary disclosure has been submitted to the Department of the Treasury, Office of Foreign Assets Control (“OFAC”) regarding the Agreement.

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

Employees

As of December 31, 2013, we had a total of 3,398 employees, a decrease of 144 employees when compared to the number of employees we had as of December 31, 2012, with the decrease primarily related to actions taken during 2013 to better align our workforce around our long-term growth initiatives. Our success is dependent upon our ability to attract and retain qualified employees. None of our employees are subject to a collective bargaining agreement, but are subject to various foreign employment laws and regulations based on the country in which they are employed. We believe that our relations with our employees are good.

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

Over the past decade, the worldwide communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale. Consistent with this market concentration, we generate over 40% of our revenues from three clients, which are (in order of size) Comcast, DISH, and Time Warner, that each individually accounted for 10% or more of our total revenues. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients.

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

Variability in quarterly revenues and operating results are inherent characteristics of the software and professional services industries. Common causes of a failure to meet revenue and operating expectations in these industries include, among others:

•	The inability to close and/or recognize revenue on one or more material transactions that may have been anticipated by management in any particular period;
•	The inability to renew timely one or more material maintenance agreements, or renewing such agreements at lower rates than anticipated; and
•	The inability to complete timely and successfully an implementation project and meet client expectations, due to factors discussed in greater detail below.

Software license, professional services, and maintenance revenues are a significant percentage of our total revenues. As our total revenues grow, so too does the risk associated with meeting financial expectations for revenues derived from our software licenses, professional services, and maintenance offerings. As a result, there is a proportionately increased likelihood that we may fail to meet revenue and earnings expectations of the investment community. Should we fail to meet analyst expectations, by even a relatively small amount, it would most likely have a disproportionately negative impact upon the market price of our common stock.

We May Not Be Successful in the Integration of Our Acquisitions.

As part of our growth strategy, we seek to acquire assets, technology, and businesses which will provide the technology and technical personnel to expedite our product development efforts, provide complementary solutions, or provide access to new markets and clients.

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; (iv) being bound by acquired client or vendor contracts with unfavorable terms; and (v) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve financial targets; (b) the inability to achieve certain operating goals and synergies; (c) costs incurred to exit current or acquired contracts or activities; (d) costs incurred to service any acquisition debt; and (e) the amortization or impairment of acquired intangible assets.

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

Our Networks and Systems are subject to the risk of an extended interruption or outage due to many factors such as: (i) planned changes to our Systems and Networks for such things as scheduled maintenance and technology upgrades, or migrations to other technologies, service providers, or physical location of hardware; (ii) human and machine error; (iii) acts of nature; and (iv) intentional, unauthorized attacks from computer “hackers”, or cyber-attacks.

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

The method, manner, cause and timing of an extended interruption or outage in our Networks or Systems are impossible to predict. As a result, there can be no assurances that our Networks and Systems will not fail, or that our business continuity plans will adequately mitigate the negative effects of a disruption to our Networks or Systems. Further, our property and business interruption insurance may not adequately compensate us for losses that we incur as a result of such interruptions. Should our Networks or Systems: (i) experience an extended interruption or outage; (ii) have their security breached; or (iii) have their data lost, corrupted or otherwise compromised, it would impede our ability to meet product and service delivery obligations, and likely have an immediate impact to the business operations of our clients. This would most likely result in an immediate loss to us of revenue or increase in expense, as well as damaging our reputation. An information breach in our Systems or Networks and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on our business operations than a hardware-related failure. The loss of confidential information could result in losing the customers’ confidence, as well as imposition of fines and damages. Any of these events could have an immediate, negative impact upon our financial position and our short-term revenue and profit expectations, as well as our long-term ability to attract and retain new clients.

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

We May Not Be Able to Respond to Rapid Technological Changes.

The market for business support solutions, such as customer care and billing solutions, is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon: (i) our ability to continuously expand, adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our clients without sacrificing the reliability or quality of the solutions; (ii) the integration of acquired assets and their widely distributed, complex worldwide operations; and (iii) the integration of other acquired technologies such as rating, wholesale billing, and data analytics, as well as creating an integrated suite of customer care and billing solutions, which are portable to new verticals such as utilities, financial services, and content distribution. In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Our attempts to meet these demands subjects our R&D efforts to greater risks.

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
•

Longer collection cycles for client billings or accounts receivable, as well as heightened client collection risks, especially in countries with highly inflationary economies and/or restrictions on the movement of cash out of the country;

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

Economic sanctions programs restrict our business dealings with certain countries and individuals. From time to time, certain of our foreign subsidiaries have had limited business dealings with entities in jurisdictions subject to OFAC-administered sanctions. As a result of our worldwide business, we are exposed to a heightened risk of violating anti-corruption laws and OFAC regulations. Violations of these laws and regulations are punishable by civil penalties, including fines, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

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

•

On August 8, 2013, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in Iran and another sanctioned/embargoed country. On December 9, 2013, we submitted a voluntary disclosure relating to these business dealings.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $234 million of goodwill, and $134 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts). These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

As of December 31, 2013, we were operating in nearly 40 leased sites around the world, representing approximately 620,000 square feet.

Our corporate headquarters is located in Englewood, Colorado. In addition, we lease office space in the United States in Alexandria, Virginia; Atlanta, Georgia; Bloomfield, New Jersey; Burlington, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Columbia, Maryland; Fairfield, Connecticut; New York, New York; Omaha, Nebraska; Oxnard, California; Philadelphia, Pennsylvania; and San Antonio, Texas. The leases for these office facilities expire in the years 2014 through 2024. We also maintain leased facilities internationally in Australia, Brazil, Canada, Denmark, France, Germany, India, Ireland, Lebanon, Malaysia, Philippines, Poland, Russia, Saudi Arabia, Singapore, South Africa, Sweden, United Arab Emirates, and the U.K. The leases for these international office facilities expire in the years 2014 through 2022. We utilize these office facilities primarily for the following: (i) client services, training, and support; (ii) product and operations support; (iii) systems and programming activities; (iv) professional services staff; (v) R&D activities; (vi) sales and marketing activities; and (vii) general and administrative functions.

Additionally, we lease two statement production and mailing facilities totaling approximately 176,000 square feet. These facilities are located in: (i) Omaha, Nebraska; and (ii) Wakulla County, Florida. The leases for these facilities expire in the 2018 and 2019, respectively.

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

—

On August 8, 2013, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in Iran and another sanctioned/embargoed country. On December 9, 2013, we submitted a voluntary disclosure relating to these business dealings.

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

************************************************************************************************

Executive Officers of the Registrant

As of December 31, 2013, our executive officers were Peter E. Kalan (Chief Executive Officer and President), Randy R. Wiese (Executive Vice President and Chief Financial Officer), Joseph T. Ruble (Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer), Bret C. Griess (Executive Vice President and Chief Operating Officer), and Michael J. Henderson (Executive Vice President, Sales and Marketing).

We have employment agreements with each of the executive officers.

Peter E. Kalan

President and Chief Executive Officer

Mr. Kalan, 54, currently serves as President and Chief Executive Officer for CSG. He joined the Company in January 1997, was appointed as Chief Financial Officer in August 2000, and named an Executive Vice President in 2004. In April 2005, he became Executive Vice President of Business and Corporate Development. In December 2007, Mr. Kalan was appointed Chief Executive Officer and President and a member of the Board of Directors. Prior to joining the Company, he was the Chief Financial Officer at Bank One, Chicago. He also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a B.A. degree in Business Administration from the University of Texas at Arlington.

Randy R. Wiese

Executive Vice President and Chief Financial Officer

Mr. Wiese, 54, serves as Executive Vice President and Chief Financial Officer for CSG. Mr. Wiese joined CSG in 1995 as Controller and later served as Chief Accounting Officer. He was named Executive Vice President and Chief Financial Officer in April 2006. Prior to joining CSG, he was manager of audit and business advisory services and held other accounting-related positions at Arthur Andersen & Co. Mr. Wiese is a member of the AICPA and the Nebraska Society of Certified Public Accountants, and serves as a board member for the Habitat for Humanity Board—Omaha Chapter. He holds a B.S. degree in Accounting from the University of Nebraska-Omaha.

Joseph T. Ruble

Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer

Mr. Ruble, 53, serves as Executive Vice President, General Counsel Corporate Secretary and Chief Administrative Officer for CSG, responsible for global oversight of the legal, strategy, corporate development, human resources, corporate communications, and real estate functions. Mr. Ruble joined CSG in 1997 as Vice President and General Counsel. In November 2000, he was appointed Senior Vice President of Corporate Development, General Counsel and Corporate Secretary. In February 2007, he was named Executive Vice President and Chief Administrative Officer. Prior to joining CSG, Mr. Ruble served from 1991 to 1997 as Vice President, General Counsel and Corporate Secretary for Intersolv, Inc., and as counsel to Pansophic Systems, Inc. for its international operations from 1988 to 1991. Prior to that, he represented the software industry in Washington, D.C. on legislative matters. Mr. Ruble holds a J.D. from Catholic University of America and a B.S. degree from Ohio University.

Bret C. Griess

Executive Vice President and Chief Operating Officer

Mr. Griess, 45, serves as Executive Vice President and Chief Operating Officer for CSG, responsible for the Company’s product development, global operations, and professional services functions. Mr. Griess joined CSG in 1996 as a project manager and held a variety of positions in Operations and Information Technology, until being appointed Executive Vice President of Operations in February 2009 and Chief Operating Officer in March 2011. Prior to joining CSG, Mr. Griess was Genesis Product Manager with Chief Automotive Systems from 1995 to 1996, and an information systems analyst with the Air Force from 1990 to 1995. Mr. Griess holds an M.A. degree in Management and a B.S. degree in Management from Bellevue University in Nebraska, an A.A.S. degree from the Community College of the Air Force, and an A.S. degree in Business Administration degree from Brevard Community College in Florida.

Michael J. Henderson

Executive Vice President, Sales and Marketing

During 2013, Mr. Henderson, 56, served as Executive Vice President of Sales and Marketing for CSG, responsible for overseeing all new sales development, marketing strategies, and management of account relationships. Mr. Henderson assumed this role when he joined CSG in 2010. Prior to joining CSG, he served as Chief Sales Officer with Call Genie from 2008 to 2010, and as a partner with BVM Consulting, LLC from 2007 until 2008. Mr. Henderson was President for Telcordia Technologies’ Global Solutions division from 2004 to 2007, and was at ADC’s Software Systems division as Executive Vice President of Global Sales and Marketing from 1999 until 2004. He also was co-founder and Chief Executive Officer of PCI, a venture-backed software company, and held senior executive positions with Nortel, Frontier Corporation, and Volt Delta Resources. Mr. Henderson earned an M.B.A. in Marketing and Finance from the University of Rochester and a B.S. in Management Information Systems from the University of Arizona.

On January 15, 2014, Mr. Henderson accepted a position as General Manager and President of CSG Systems International, Inc.’s enterprise security business, a non-executive officer position.

Board of Directors of the Registrant

Information related to our Board of Directors (the “Board”) as of December 31, 2013, is provided below.

Donald B. Reed

Mr. Reed, 69, was elected to the Board in May 2005 and has served as the Company’s non-executive Chairman of the Board since January 2010. Mr. Reed is retired, having served as Chief Executive Officer of Cable & Wireless Global from May 2000 to January 2003. Cable & Wireless Global, a subsidiary of Cable & Wireless plc, is a provider of internet protocol (IP) and data services to business customers in the United States, United Kingdom, Europe and Japan. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997, Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. He serves as Chairman of the Board for Oceus Networks and was formerly a Director on the board for Idearc Media (formerly Verizon Yellow Pages) during the past five years. Mr. Reed holds a B.S. degree in History from Virginia Military School.

Peter E. Kalan

Mr. Kalan’s biographical information is included in the “Executive Officers of the Registrant” section shown directly above.

David G. Barnes

Mr. Barnes, 52, was appointed to the Board in February 2014. He currently serves as the Chief Financial Officer and a Director for MWH Global, a private, employee-owned global provider of environmental engineering, construction and strategic consulting services.  From 2006 to 2008, he was Executive Vice President of Western Union Financial Services. From 2004 to 2006, Mr. Barnes served as Chief Financial Officer of Radio Shack Corporation. From 1999 to 2004, he was Vice President, Treasurer and U.S. Chief Financial Officer for Coors Brewing Company. Mr. Barnes holds an M.B.A. degree from the University of Chicago and a B.A. degree from Yale University.

Ronald H. Cooper

Mr. Cooper, 57, was elected to the Board in November 2006. He most recently served as the President and Chief Executive Officer of Clear Channel Outdoor Americas, Inc. from 2009 through 2012. Prior to this position, Mr. Cooper was a Principal at Tufts Consulting LLC from 2006 through 2009. He previously spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and Chief Operating Officer from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, MediaOne and its predecessor Continental Cablevision, Inc. He has held various board and committee seats with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing, New England Cable Television Association and Outdoor Advertising Association of America. Mr. Cooper holds a B.A. degree from Wesleyan University.

John L. M. Hughes

Mr. Hughes, 62, was appointed to the Board in March 2011. Mr. Hughes previously served as Chairman of the Board for Intec Telecom Systems plc for nearly six years until the company was acquired by us in 2010. Mr. Hughes currently serves as Chairman of the Board for Spectris plc, Telecity Group plc and Sepura plc, and for privately-held Just-Eat Group Holdings Limited. He also is a Director on the board for privately-held Scorpion Ventures Limited.  During the past five years, Mr. Hughes was formerly a Director on the boards of the public companies of Parity Group plc, NICE-Systems Ltd., Chloride Group plc, Barco N.V. and Vitec Group plc. Mr. Hughes has been an advisor to Oakley Corporate Finance since 2012 and previously served as an advisor to Advent International, a private equity fund, from 2008 to 2011.  Prior to his board positions, from 2000 to 2004, Mr. Hughes served as Executive Vice President and Chief Operating Officer for Thales Group, a leading European provider of complex systems for the defense, aerospace and commercial markets. Prior to 2000, he served as President of GSM/UMTS Wireless Networks of Lucent Technologies, and as the Director of Convex Global Field Operations and Vice President and Managing Director of Convex Europe, a division of Hewlett‑Packard Company. Mr. Hughes holds a B.S. degree in Electrical and Electronic Engineering from the University of Hatfield Polytechnic (now the University of Hertfordshire).

Janice I. Obuchowski

Ms. Obuchowski, 62, was elected to the Board in November 1997. Ms. Obuchowski is the founder and President of Freedom Technologies, Inc., a research and consulting firm providing public policy and strategic advice to companies in the communications sector, government agencies and international clients, since 1992. She was previously Chairman and Founder of Frontline Wireless, Inc., a public safety network start-up from 2007 through 2008. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radiocommunication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce and as Administrator for the National Telecommunications and Information Administration. Ms. Obuchowski currently serves as a Director on the boards for Orbital Sciences Corporation and Inmarsat. She also has served on several non-profit boards. She holds a J.D. degree from Georgetown University and a B.A. degree from Wellesley College, and also attended the University of Paris.

Bernard W. Reznicek

Mr. Reznicek, 77, was elected to the Board in January 1997 and served as the Company’s non-executive Chairman of the Board from 2005 until 2009. Mr. Reznicek provides consulting services as President and Chief Executive Officer of Premier Enterprises and serves as Chairman of the Board for Erra, Inc., a privately-held clean technology company. Mr. Reznicek also serves as a Director on the board for Central States Indemnity Company of Omaha, a Berkshire Hathaway company, where he served as an executive for the company from 1997 to 2003. He was formerly a Director on the boards for INFOGROUP Inc. and Pulte Group, Inc. during the past five years. He has 40 years of experience in the electric utility industry, having served as Chairman, President and Chief Executive Officer of Boston Edison Company, and Chief Financial Officer and then later President and Chief Executive Officer of Omaha Public Power District. He also served as Dean of the College of Business for Creighton University. Mr. Reznicek holds an M.B.A. degree from the University of Nebraska-Lincoln and a B.S.B.A. degree from Creighton University.

Frank V. Sica

Mr. Sica, 63, has served as a director of the Company since its formation in 1994. Mr. Sica is currently a Managing Partner of Tailwind Capital. From 2004 to 2005, Mr. Sica was a Senior Advisor to Soros Private Funds Management. From 2000 until 2003, he was President of Soros Private Funds Management, where he oversaw the direct real estate and private equity investment activities of Soros. In 1998, he joined Soros Fund Management where he was a Managing Director responsible for Soros’ private equity investments. Mr. Sica was previously Managing Director for Morgan Stanley Merchant Banking Division. He currently serves as a Director on the boards of JetBlue Airways, Kohl’s Corporation and Safe Bulkers, Inc., and formerly served as Director on the board for NorthStar Realty Finance Corporation during the past five years. Mr. Sica holds an M.B.A. degree from the Tuck School of Business at Dartmouth College and a B.A. degree from Wesleyan University.

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

James A. Unruh

Mr. Unruh, 73, was elected to the Board in June 2005. Mr. Unruh became a founding Principal of Alerion Capital Group, LLC, a private equity investment company, in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation from 1987 to 1997, including serving as its Chairman and Chief Executive Officer from 1990 to 1997. From 1982 to 1986, Mr. Unruh held various executive positions, including Senior Vice President-Finance and Chief Financial Officer with Burroughs Corporation, a predecessor of Unisys Corporation. Prior to 1982, Mr. Unruh was Chief Financial Officer with Memorex Corporation and also held various executive positions with Fairchild Camera and Instrument Corporation, including Chief Financial Officer. Mr. Unruh currently serves as Director on the boards for Prudential Financial, Inc. and Tenet Healthcare Corporation, and formerly served as Director on the boards for Qwest Communications International, Inc. and CenturyLink, Inc. during the past five years. He holds an M.B.A. degree from the University of Denver and a B.S. degree from Jamestown College.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol ‘‘CSGS’’. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ.

2013	High	Low	Dividends Declared
First quarter	$21.84	$18.04	$—
Second quarter	22.06	19.93	0.15
Third quarter	25.80	21.67	0.15
Fourth quarter	29.81	23.80	0.15

2012	High	Low	Dividends Declared
First quarter	$17.35	$14.64	$—
Second quarter	17.31	13.85	—
Third quarter	23.33	16.99	—
Fourth quarter	23.06	17.00	—

On February 24, 2014, the last sale price of our common stock as reported by NASDAQ was $27.31 per share. On January 31, 2014, the number of holders of record of common stock was 166.

Dividends

In June 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders for the first time in our history. Quarterly cash dividends of $0.15 per quarter were paid to stockholders in July, September, and December of 2013. Going forward, we expect to pay dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

The payment of dividends are subject to the covenants of our Credit Agreement, and has certain impacts to our senior subordinated convertible contingent debt (the 2010 Convertible Notes). See Note 6 to our Financial Statements for additional discussion of our long-term debt.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2008, in our common stock and in each of the two indexes, and that all dividends, if any, were reinvested.

$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
CSG Systems International, Inc.
Russell 2000
SIC Code 7374 - Computer Processing and Data Preparation and Processing Services

	As of December 31,
	2008	2009	2010	2011	2012	2013
CSG Systems International, Inc.	$100.00	$109.27	$108.41	$84.20	$104.06	$171.31
Russell 2000 Index	100.00	127.17	161.32	154.59	179.86	249.69
Data Preparation and Processing Services	100.00	119.42	135.79	140.78	193.05	258.17

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	$—	4,777,387

Of the total number of securities remaining available for future issuance, 4,216,246 shares can be used for various types of stock-based awards, as specified in the equity compensation plan, with the remaining 561,141 shares to be used for our employee stock purchase plan. See Note 13 to our Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2013 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31	1,375	$26.20	—	2,130,881
November 1 - November 30	486	28.07	—	2,130,881
December 1 - December 31	10,425	29.72	—	2,130,881
Total	12,286	$29.26	—
[1]	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

Item 6. Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2013(1)	2012 (2)	2011 (3)	2010 (3)	2009
	(in thousands, except per share amounts)
Statements of Income Data:
Revenues (4)	$747,468	$756,866	$734,731	$549,379	$500,717

Cost of revenues (exclusive of depreciation, shown separately below)	377,165	383,816	365,650	289,804	275,679
Other operating expenses:
Research and development	110,008	112,938	111,142	78,050	70,113
Selling, general and administrative (3)	152,553	138,783	128,346	82,586	59,510
Depreciation (5)	18,633	22,286	25,435	22,428	20,069
Restructuring charges (3)(11)	12,405	2,469	7,873	2,169	599
Total operating expenses	670,764	660,292	638,446	475,037	425,970
Operating income (4)(5)	76,704	96,574	96,285	74,342	74,747
Other income (expense):
Interest expense (3)(6)(7)(8)	(11,621)	(15,983)	(17,026)	(6,976)	(5,660)
Amortization of original issue discount	(5,352)	(4,954)	(5,206)	(6,893)	(8,382)
Interest and investment income, net	689	855	764	754	1,194
Gain (loss) on repurchase of convertible debt securities (8)	-	-	-	(12,714)	1,468
Loss on foreign currency transactions (3)	-	-	-	(14,023)	-
Other, net	1,099	732	1,155	(817)	2
Total other	(15,185)	(19,350)	(20,313)	(40,669)	(11,378)
Income from continuing operations before income taxes	61,519	77,224	75,972	33,673	63,369
Income tax provision	(10,168)	(28,345)	(33,690)	(11,244)	(21,507)
Income from continuing operations	51,351	48,879	42,282	22,429	41,862
Discontinued operations (9):
Income from discontinued operations	-	-	-	-	-
Income tax benefit	-	-	-	-	1,471
Discontinued operations, net of tax	-	-	-	-	1,471
Net income	$51,351	$48,879	$42,282	$22,429	$43,333

Diluted net income per common share:
Income from continuing operations	$1.56	$1.51	$1.28	$0.67	$1.22
Discontinued operations, net of tax	-	-	-	-	0.04
Net income	$1.56	$1.51	$1.28	$0.67	$1.26

Weighted-average diluted shares outstanding:
Common stock	32,873	32,459	32,833	32,822	33,352
Participating restricted stock	-	17	189	543	1,097
Total	32,873	32,476	33,022	33,365	34,449

Other Data (at Period End) :
Number of ACP clients' customers processed	49,489	48,870	48,837	48,913	48,645

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments	$210,837	$169,321	$158,830	$215,550	$198,377
Working capital (3)	268,569	228,623	212,575	171,085	224,281
Goodwill (2)(3)	233,599	233,365	220,013	209,164	107,052
Total assets (3)	868,980	846,941	814,897	879,698	561,714
Total debt (3)(6)(7)(8)	265,050	274,698	309,744	374,687	157,447
Total treasury stock (10)	738,372	728,243	714,893	704,963	675,623
Total stockholders' equity	366,104	326,639	274,714	237,078	212,110

Cash Flow Data:
Cash flows from operating activities (12)	$126,634	$127,442	$60,959	$121,309	$153,059

(1)

During 2013, we entered into new agreements with Comcast and Time Warner to extend our relationships with these significant clients for an additional four years. Collectively, these two clients made up 30% of our total 2013 revenues.  These new agreements included pricing discounts that became effective March 1, 2013 for Comcast and April 1, 2013 for Time Warner, and are reflected in our 2013 results of operations. See the Significant Client Relationship section in our MD&A for additional discussion of these contract renewals.

(2)

On July 13, 2012, we acquired the Ascade business, and as a result, approximately six months of Ascade’s operations are included in our 2012 results. See Note 3 to our Financial Statements and the MD&A Basis of Discussion – Impact of Divestitures and Acquisitions section in our MD&A for discussion of the Ascade acquisition. The overall cost of the acquisition was approximately $19 million and we incurred approximately $0.3 million of acquisition-related expenses, which are reflected in selling, general and administrative costs (“SG&A”).

(3)

On November 30, 2010, we completed the Intec acquisition, and as a result, one month of Intec’s operations are included in our 2010 results and a full twelve months of Intec’s operations are included in our 2011, 2012, and 2013 results. The overall cost of the acquisition was approximately $400 million, which includes the purchase price of approximately $364 million, (or approximately $255 million, net of cash acquired of $109 million) acquisition-related expenses of $26.2 million, and debt issuance costs of $10.2 million. The $26.2 million of acquisition-related charges consist of: (i) $10.2 million of investment banking, legal, accounting and other professionals services, and are reflected in SG&A costs; (ii) $2.0 million of restructuring charges related primarily to changes in senior management of Intec after the closing of the transaction; and (iii) $14.0 million of non-operating losses related primarily to foreign currency financial instrument transactions, which are reflected in other income (expense). We financed the Intec acquisition by borrowing against our Credit Agreement, which consisted of a $200 million, five-year term loan and a $100 million, five-year revolving loan facility, with the remaining purchase price satisfied by using our existing cash.

(4)

During late 2010, we acquired the Intec businesses as part of our growth and diversification strategy which resulted in top line revenue growth for 2011 and 2010 of 34%, and 10%, respectively. Due to the pricing adjustments detailed in (1) above, we did not experience top line revenue growth in 2013.

(5)

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

(6)

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

(7)

In March 2010, we completed an offering of $150 million of 3.0% senior subordinated convertible notes due March 1, 2017 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used the proceeds, along with available cash, cash equivalents and short-term investments to: (i) repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for $125.0 million (see Note 9 below); and (ii) repurchase 1.5 million shares of our common stock for $29.3 million under our existing Stock Repurchase Program (see Note 11 below). See Note 6 to our Financial Statements for additional discussion of our long-term debt.

(8)

In 2010, and 2009 we repurchased $145.2 million (par value) and $30.0 million (par value) of our 2004 Convertible Debt Securities for $151.0 million and $26.7 million, respectively, and recognized a gain (loss) on the repurchases of $(12.7) million and $1.5 million, respectively. In June 2011, holders of $24.1 million par value of our 2004 Convertible Debt Securities exercised their put option and we paid the par value and accrued interest to extinguish the securities. In June 2011, we exercised our option to call the remaining $1.0 million par value of our 2004 Convertible Debt Securities, and extinguished the debt in July 2011.

(9)

We sold our Global Software Services (“GSS”) business in 2005, and any subsequent activity related to the GSS business is reflected as discontinued operations for all periods presented in our Consolidated Statements of Income.

(10)

In August 1999, our Board approved our Stock Repurchase Program which authorized us to purchase shares of our common stock from time-to-time as business conditions warrant. During 2013, 2012, 2011, 2010, and 2009, we repurchased 0.5 million, 0.8 million, 0.8 million, 1.5 million, and 0.3 million shares, respectively, for $10.1 million, $13.3 million, $9.9 million, $29.3 million, and $3.8 million, respectively. As of December 31, 2013, 2.1 million shares of the 35.0 million shares authorized under the Stock Repurchase Program remain available for repurchase. See Note 12 to our Financial Statements for additional discussion of the Stock Repurchase Program.

(11)

During 2013, 2012, 2011, 2010, and 2009 we recorded restructuring charges related to involuntary employee terminations, facility abandonments, and various other restructuring activities. These initiatives resulted in restructuring charges of $12.4 million, $2.5 million, $7.9 million, $2.2 million, and $0.6 million, respectively. See Note 8 to our Financial Statements for a discussion of these restructuring activities.

(12)

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

MD&A Basis of Discussion - Impact of Divestitures and Acquisitions

Our Consolidated Statements of Income (“Income Statements” or “Income Statement”) for the years ended December 31, 2013 and 2012 reflect the results of operations for the following acquisitions and divestitures:

•

On December 31, 2013, we sold our marketing analytics business marketed under the Quaero brand, which generated approximately $11 million of revenue in both 2013 and 2012.  As part of this transaction, we retained certain clients, thus we expect that approximately $2 million of this revenue will recur in 2014.

•

On December 3, 2013, we acquired certain key assets of Volubill, which had a minimal impact to our 2013 results of operations due to the timing of the acquisition.  We currently expect revenues from Volubill for 2014 to be approximately $5 million.

•	On July 1, 2013, we sold a small print operation, which generated revenues of approximately $5 million and $8 million, respectively, in 2013 and 2012.
•	On July 13, 2012, we acquired Ascade, which generated revenues of approximately $14 million and $9 million, respectively, in 2013 and 2012.

As a result of these acquisitions and divestitures, amounts may not be comparable between years due to the timing of the transactions. The comparable differences have been described below where relevant or significant.

As a result of the divestitures of the two businesses mentioned above, 2014 revenue levels will be approximately $14 million lower as compared to our 2013 revenues generated from these businesses.  This, however, will be partially offset by the $5 million of revenues expected to be generated from the Volubill acquisition.   We expect that the 2013 acquisition and divestiture activity will have a minimal impact to earnings in 2014.

The Ascade and Volubill acquisitions are discussed in greater detail in Note 3 to our Financial Statements.

Management Overview

Results of Operations. A summary of our results of operations for 2013 and 2012, and other key performance metrics are as follows (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2013	2012
Revenues	$747,468	$756,866
Operating results:
Operating income	76,704	96,574
Operating income margin	10.3%	12.8%
Diluted earnings per share (“EPS”)	$1.56	$1.51
Supplemental data:
ACP customer accounts (end of period)	49,489	48,870
Acquisition-related charges	$62	$344
Restructuring charges	12,405	2,469
Stock-based compensation	14,796	13,431
Amortization of acquired intangible assets	19,220	22,717
Amortization of OID	5,352	4,954

Revenues. Our revenues for 2013 were $747.5 million, a decrease of 1% when compared to $756.9 million for 2012. The decrease in total revenues can be attributed to the impact of the pricing discounts associated with the Comcast and Time Warner contract renewals discussed in further detail below, and to a lesser degree, the divestiture of a small print operation, mentioned above. The impact of these revenue reductions have been partially offset by the full year impact of the revenues from the Ascade acquisition and growth in other areas of our business.

Operating Results. Operating income for 2013 was $76.7 million, or a 10.3% operating income margin percentage, compared to $96.6 million, or a 12.8% operating income margin percentage, for 2012. The year-over-year decreases in operating income and operating income margin percentage are mainly driven by an additional $9.9 million of restructuring charges in 2013, increased SG&A costs for 2013, and the impact of the Comcast and Time Warner pricing discounts in early 2013.

Diluted EPS. Diluted EPS for 2013 was $1.56 compared to $1.51 for 2012, with the increase primarily related to an unusually low effective income tax rate (“ETR”) for 2013 of 17%. The 2013 ETR benefited primarily from the recognition of incremental R&D income tax credits claimed for development activities from previous years and by the reduction of certain tax allowances related to foreign operations. The lower tax rate provided a benefit of approximately $13 million, or $0.42 per diluted share, to 2013. Additionally, diluted EPS for 2013, when compared to diluted EPS for 2012, was negatively impacted by restructuring charges of $12.4 million, or $0.31 per diluted share, for 2013 compared to $2.5 million, or $0.05 per diluted share, for 2012.

Balance Sheet and Cash Flows. As of December 31, 2013, we had cash, cash equivalents, and short-term investments of $210.8 million, as compared to $169.3 million as of December 31, 2012, with the increase mainly due to our strong cash flow generation. Cash flows from operating activities for 2013 were $126.6 million, compared to $127.4 million for 2012, as discussed in further detail in the Liquidity section.

Significant Client Relationships

Comcast. Comcast continues to be our largest client. For 2013 and 2012, revenues from Comcast were $144 million and $150 million, respectively, representing approximately 19% and 20% of our total revenues.

On March 26, 2013, we entered into a new agreement with Comcast to extend our relationship for an additional four years through February 28, 2017. The new agreement was effective March 1, 2013, and included a pricing discount over their previous contract rates, which was expected to reduce 2013 revenues for the comparable services by approximately 10%, when considering the discount was in effect for ten months of 2013. However, as a result of the increased level of products and services purchased by Comcast during the year, our overall 2013 revenues declined by only 4% when compared to 2012.

In exchange for these pricing discounts, the new agreement provides us with the following:

•

minimum commitments for the number of Comcast customer accounts to be processed on our systems, which over the term of the new agreement, are expected to be greater and more consistent annually than the customer account commitments contained in the previous agreement; and

•	the exclusive right to provide print and mail services for those customer accounts processed on our systems.

The agreement also provides Comcast with the option to extend the agreement for two consecutive one-year terms by exercising renewal options no later than September 1, 2016 for the first extension option, and September 1, 2017 for the second extension option.

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

DISH. DISH is our second largest client. For 2013 and 2012, revenues from DISH were $113 million and $103 million, respectively, representing approximately 15% and 14% of our total revenues. Our agreement with DISH runs through December 31, 2017.

The DISH agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Time Warner. Time Warner is our third largest client. For 2013 and 2012, revenues from Time Warner were $78 million and $75 million, respectively, representing approximately 11% and 10% of our total revenues.

On December 28, 2012, we entered into a contract renewal with Time Warner to extend our relationship for an additional four years through March 31, 2017. The new agreement was effective April 1, 2013, and included a pricing discount over their previous contract rates, which was expected to reduce 2013 revenues for the comparable services by approximately 7.5%, when considering the discount was in effect for nine months of 2013.  However, as a result of the increased level of products and services purchased by Time Warner during the year, our 2013 revenues actually increased by 4% when compared to 2012.

The new agreement provides us with commitments from Time Warner to purchase a minimum level of certain products and services over the contract term. These minimum financial commitments are calculated in a similar manner, and are relatively consistent with the annual amounts in the previous agreement.

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in our Income Statement (in thousands):

	2013	2012	2011
Cost of processing and related services	$2,342	$2,550	$2,588
Cost of software and services	897	687	472
Cost of maintenance	253	195	150
Research and development	1,621	1,435	1,637
Selling, general and administrative	9,683	8,564	7,305
Total stock-based compensation expense	$14,796	$13,431	$12,152

See Notes 2 and 13 to our Financial Statements for additional discussion of our stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in our Income Statement (in thousands):

	2013	2012	2011
Cost of processing and related services	$2,109	$3,120	$3,303
Cost of maintenance	17,111	19,597	19,413
Selling, general and administrative	—	—	5
Total amortization of acquired intangible assets	$19,220	$22,717	$22,721

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

Our software and services revenue relates primarily to: (i) software license sales; and (ii) professional services to implement the software. Our maintenance revenue relates primarily to support of our software once it has been implemented.

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

The initial sale of our software products generally requires significant production, modification or customization and thus falls under the guidelines of contract accounting. In these software license arrangements, the elements of the arrangements are typically a software license, professional services, and maintenance. When we have VSOE of fair value for the maintenance, which we generally do, we allocate a portion of the total arrangement fee to the maintenance element based on its VSOE of fair value, and the balance of the arrangement fee is subject to contract accounting using the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, software license and professional services revenues are typically recognized as the professional services related to the software implementation project are performed. We are using hours performed on the project as the measure to determine the percentage of the work completed.

In certain instances, we sell software license volume upgrades, which provide our clients the right to use our software to process higher transaction volume levels. In these instances, if: (i)  maintenance is the only undelivered element of the software arrangement; (ii) we have VSOE of fair value for the maintenance related to the volume upgrade; and (iii) we meet the other revenue recognition criteria, we recognize the software license revenue on the effective date of the volume upgrade.

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

Maintenance revenues are recognized ratably over the software maintenance service period. Our maintenance consists primarily of client and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements to our software products. If specified upgrades or enhancements are offered in an arrangement, which is rare, they are accounted for as a separate element of the software arrangement.

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

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as follows: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) the economic condition of the industry in which the client conducts the majority of its business; (iv) the economic condition and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business; and (v) a deterioration in a client’s financial condition, evidenced by weak financial position and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. Our credit risk is heightened due to our concentration of clients within the global communications industry, and the fact that a large percentage of our outstanding accounts receivable are further concentrated with our largest clients. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change significantly, an adjustment to the provision for doubtful account receivables may be necessary. Because of the overall significance of our gross billed account receivables balance ($178.5 million as of December 31, 2013); such an adjustment could be material.

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

As of July 31, 2013, we had goodwill of approximately $226.4 million, which was assigned to a single reporting unit. Since we had only a single reporting unit, we used our public market capitalization as our primary means to estimate the fair value for that single reporting unit. Since our market capitalization exceeded the carrying value of our single reporting unit by a significant margin, we concluded there was no impairment of goodwill.

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

Detailed Discussion of Results of Operations

Total Revenues. Total revenues for: (i) 2013 decreased 1% to $747.5 million, from $756.9 million for 2012; and (ii) 2012 increased 3% to $756.9 million, from $734.7 million for 2011.

•

The 1% year-over-year decrease between 2013 and 2012 can attributed to the impact of the pricing discounts associated with the Comcast and Time Warner contract renewals, and to a lesser degree, the divestiture of a small print operation, discussed above. The impact of these revenue reductions have been offset by the full year impact of the revenues from the Ascade acquisition and growth in other areas of our business.

•

The 3% year-over-year increase between 2012 and 2011 can be primarily attributed to increased client spending on various ancillary services and increased software sales, and to a lesser degree, the revenues from our Ascade acquisition in July 2012.

The components of total revenues, discussed in more detail below, are as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Processing and related services	$537,453	$544,649	$524,666
Software and services	118,988	124,242	118,835
Maintenance	91,027	87,975	91,230
Total revenues	$747,468	$756,866	$734,731

Processing and Related Services Revenues. Processing and related services revenues for: (i) 2013 decreased 1% to $537.5 million, from $544.6 million for 2012; and (ii) 2012 increased 4% to $544.6 million, from $524.7 million for 2011.

•

The year-over-year decrease between 2013 and 2012 can be attributed to the impact of the pricing discounts associated with the Comcast and Time Warner contract renewals, discussed in the Significant Client Relationships section above, and to a lesser degree, by approximately $3 million of divested revenues from the sale of a small print operation on July 1, 2013. The impact of these revenue reductions have been partially offset by the growth in other areas of our business.

•	The year-over-year increase between 2012 and 2011 is almost entirely due to increased client spending on various ancillary services.

Additional information related to processing revenues is as follows:

•	Total customer accounts on our ACP managed service solution as of December 31, 2013, 2012, and 2011, were 49.5 million, 48.9 million, and 48.8 million, respectively.
•

Amortization of the investments in client contracts intangible asset (reflected as a reduction of processing revenues) for 2013, 2012, and 2011 was $6.2 million, $7.6 million, and $7.5 million, respectively.

Software and Services Revenues. Software and services revenues for: (i) 2013 decreased 4% to $119.0 million, from $124.2 million for 2012; and (ii) 2012 increased 5% to $124.2 million, from $118.8 million for 2011.

•

The year-over-year decrease from 2013 to 2012 is attributed primarily to the expected fluctuations in our software and professional services business. During 2013, we experienced lower software sales than in 2012, however, this decrease was offset to a certain degree by the full year impact of the Ascade revenues.

•

The year-over-year increase from 2012 to 2011 is attributed to the additional revenues generated as a result of the Ascade acquisition and increased software sales. However, these increases were offset to a certain degree by lower professional services revenues due to the timing and level of projects each year.

Maintenance Revenues. Maintenance revenues for: (i) 2013 increased 3% to $91.0 million, from $88.0 million for 2012; and (ii) 2012 decreased 4% to $88.0 million, from $91.2 million for 2011.

•	The year-over-year increase from 2013 to 2012 is mainly attributed to the full year impact of the Ascade maintenance revenues.
•

The year-over-year decrease from 2012 to 2011 is primarily due to the timing of maintenance renewals and related revenue recognition, offset to a certain degree by the additional maintenance revenues generated as a result of the Ascade acquisition.

Total Operating Expenses. Our operating expenses for: (i) 2013 increased 2% to $670.8 million, from $660.3 million for 2012; and (ii) 2012 increased 3% to $660.3 million, from $638.4 million for 2011.

•

The $10.5 million increase in total expenses between 2013 and 2012 can be mainly attributed to the $9.9 million increase in restructuring expenses we incurred in 2013 and the full year impact of the expenses from the Ascade business. These increases were partially offset by a one-time benefit of approximately $3 million from the favorable resolution of an expense item in 2013. In addition, a $3.8 million impairment charge was recorded in 2012, with no such charge recorded in 2013.

•

Of the total $21.9 million increase in total operating expenses between 2012 and 2011, approximately 40% of this increase is attributed to the additional expenses from the acquired Ascade business. The remaining increase can be mainly attributed to increased data processing costs and increased compensation costs, primarily related to higher incentive compensation in 2012, as we underperformed to our financial incentive targets for 2011.

The components of total expenses are discussed in more detail below.

Cost of Processing and Related Services (Exclusive of Depreciation). The cost of processing and related services revenues consists principally of the following: (i) data processing and network communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.); (iii) client support organizations (e.g., our client support call center, account management, etc.); (iv) various product support organizations (e.g., product management and delivery, product maintenance, etc.); (v) facilities and infrastructure costs related to the statement production and support organizations; and (vi) amortization of acquired intangibles. The costs related to new product development (including significant enhancements to existing products and services) are included in R&D expenses.

The cost of processing and related services for: (i) 2013 decreased 2% to $253.8 million, from $258.4 million for 2012; and (ii) 2012 increased 6% to $258.4 million, from $244.8 million for 2011. Total processing and related services cost of revenues as a percentage of our processing and related services revenues for 2013, 2012, and 2011 were 47.2%, 47.4%, and 46.7%, respectively.

•

The year-over-year decrease in cost of processing and related services between 2013 and 2012 is mainly due to: (i) the $3.8 million impairment charge recorded in 2012, discussed below; (ii) a one-time benefit recorded in the fourth quarter of 2013 of approximately $3 million resulting from the favorable resolution of an expense item; and (iii) the disposition of a small print operation. These decreases were offset to a certain degree by expected increases in data processing and employee-related costs.

•

The year-over-year increase in cost of processing and related services between 2012 and 2011 is mainly attributed to increased data processing capacity as our clients’ businesses continued to grow and become more complex. Additionally, during 2012, we recorded an impairment charge of $3.8 million to cost of processing and related services associated with the cancellation of a managed services arrangement where we had previously capitalized conversion/set-up services costs.

Cost of Software and Services (Exclusive of Depreciation). The cost of software and services revenues consists principally of the following: (i)  various product support organizations (e.g., product management and delivery, etc.); (ii) professional services organization; (iii) facilities and infrastructure costs related to these organizations; and (iv) third-party software costs and/or royalties related to certain software products. The costs related to new product development (including significant enhancements to existing products and services) are included in R&D expenses.

The cost of software and services for: (i) 2013 decreased slightly to $84.2 million, from $85.6 million for 2012; and (ii) 2012 increased 3% to $85.6 million, from $82.8 million for 2011, with the increase primarily attributed to the Ascade acquisition.

Total cost of software and services as a percentage of our software and services revenues for 2013, 2012, and 2011 were 70.8%, 68.9%, and 69.7%, respectively. Variability in revenues and operating results are inherent characteristics of companies that sell software licenses and perform professional services. Our revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted services or products. However, the costs associated with software and professional services revenues are not subject to the same degree of variability (i.e., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software and services as a percentage of our software and services revenues will likely occur between periods.

Cost of Maintenance (Exclusive of Depreciation). The cost of maintenance consists principally of the following:  (i) client support organizations (e.g., our client support call center, account management, etc.); (ii) various product support organizations (e.g., product maintenance, etc.); (iii) facilities and infrastructure costs related to these organizations; and (iv) amortization of acquired intangibles.

The cost of maintenance for: (i) 2013 was $39.2 million, relatively consistent when compared to $39.9 million for 2012; and (ii) 2012 increased 5% to $39.9 million, from $38.0 million for 2011. The increase between 2011 and 2012 is mainly attributed to the Ascade acquisition, to include $1.0 of amortization expense related to the Ascade acquired intangible assets. Total cost of maintenance as a percentage of our maintenance revenues for 2013, 2012, and 2011 were 43.0%, 45.3%, and 41.7%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for: (i) 2013 decreased 3% to $110.0 million, from $112.9 million for 2012; and (ii) 2012 increased 2% to $112.9 million, from $111.1 million for 2011.

•	The decrease in R&D expense between 2013 and 2012 is primarily a result of the reassignment of resources previously allocated to development projects to other areas of the business.
•	Of the $1.8 million increase in R&D expense between 2012 and 2011, nearly 60% of this increase can be attributed to the additional R&D expense from the acquired Ascade business.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while turning transactions into revenues. This includes the continued investment in our BSS solutions aimed at improving a providers’ time-to-market, flexibility, scalability, and total cost of ownership.

As a percentage of total revenues, R&D expense for 2013, 2012, and 2011 was 14.7%, 14.9%, and 15.1%, respectively. We expect that our R&D investment activities in the near-term will be relatively consistent with those of the past few years, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative Expense (Exclusive of Depreciation) (“SG&A”). SG&A expense for: (i) 2013 increased 10% to $152.6 million, from $138.8 million for 2012; and (ii) 2012 increased 8% to $138.8 million, from $128.3 million for 2011.

•

The increase in SG&A expense between 2013 and 2012 is primarily due to additional investments we are making in our enterprise security and international managed services offerings, in addition to the full year impact of the additional SG&A cost related to the Ascade business.

•

The increase in SG&A expense between 2012 and 2011 can be mainly attributed to:  (i) the SG&A costs of the acquired Ascade business; (ii) increased compensation costs, primarily related to incentive compensation programs; and to a much lesser degree, (iii) increased legal fees related to the OFAC inquiry discussed in Note 11 to our Financial Statements; and (iv) accounting fees related to global tax planning.

As a percentage of total revenues, SG&A expense for 2013, 2012, and 2011 was 20.4%, 18.3%, and 17.5%, respectively. As anticipated, our SG&A costs as a percentage of our revenues increased in 2013 and 2012 as a result of the investments that we are making in our business, to include our enterprise security and international managed services offerings, and the acquisition of the Ascade business.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for 2013, 2012, and 2011, was $18.6 million, $22.3 million, and $25.4 million, respectively. These decreases in depreciation expense is primarily the result of certain assets becoming fully depreciated.

Restructuring Charges. In 2013, 2012, and 2011, we implemented various cost reduction and efficiency initiatives that resulted in restructuring charges of $12.4 million, $2.5 million, and $7.9 million, respectively. These initiatives included: (i) reducing our workforce to further align it around our long-term growth initiatives; (ii) the divestitures of our Quaero marketing analytics business and a small print operation; (iii) the termination of our previously frozen defined benefit pension plan; (iv) the consolidation of facility locations; and (iv) and the consolidation of our print facilities. We completed these initiatives in order to better align and allocate our resources around our long-term growth initiatives. See Note 8 to our Financial Statements for additional information regarding these restructuring initiatives.

Operating Income. Operating income and operating income margin for: (i) 2013 was $76.7 million, or 10.3% of total revenues, compared to $96.6 million, or 12.8% of total revenues for 2012; and (ii) 2012 was $96.6 million, or 12.8% of total revenues, compared to $96.3 million, or 13.1% of total revenues for 2011.

•

The decreases in operating income and operating income margin between years are driven mainly by the increases in restructuring and SG&A costs and the impact of the Comcast and Time Warner pricing discounts, discussed above.

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

Interest expense for: (i) 2013 decreased to $11.6 million, from $16.0 million for 2012; and (ii) 2012 decreased to $16.0 million, from $17.0 million for 2011.

•

The decrease in interest expense between 2013 and 2012 can be primarily attributed to the debt refinancing we did in November 2012, which reduced the interest rate over the current levels by 175 basis points, and due to a lower average debt balance outstanding.

•	The decrease in interest expense between 2012 and 2011 can be primarily attributed to the lower average debt balance outstanding in 2012 as compared to 2011.

Income Tax Provision. Our effective income tax rates for 2013, 2012, and 2011 were as follows:

2013(1)	2012(2)	2011(3)
17%	37%	44%
(1)	Our 2013 effective income tax rate was positively impacted by the following items:
•

The recognition approximately $6 million of R&D tax credits that we generated in 2012 but were recorded in the first quarter of 2013. As a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, we were unable to include these credits in the determination of our 2012 effective income tax rate, as a change in tax law is accounted for in the period of enactment. Thus, the benefit of these credits is reflected in our 2013 effective income tax rate.

•	The recognition of incremental R&D income tax credits claimed for development activities from previous years, which provided a benefit of approximately $5 million.
•	The reduction of certain tax allowances related mainly to foreign operations, offset by increases in tax reserves for uncertainties, provided for the remaining net benefit of approximately $2 million.
(2)

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

(3)

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

Liquidity

Cash and Liquidity. As of December 31, 2013, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $210.8 million, compared to $169.3 million as of December 31, 2012. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in November 2017 (see Note 6 to our Financial Statements). As of December 31, 2013, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of December 31, 2013, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31, 2013	December 31, 2012
Americas (principally the U.S.)	$187,596	$137,291
Europe, Middle East and Africa	18,665	28,763
Asia Pacific	4,576	3,267
Total cash, equivalents and short-term investments	$210,837	$169,321

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of December 31, 2013, we had $4.5 million of cash restricted as to use to collateralize outstanding letters of credit.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.

Our primary source of cash is from our operating activities. Our current business model consists of a significant amount of recurring revenue sources related to our long-term processing arrangements (mostly billed monthly), and maintenance agreements (billed monthly, quarterly, or annually). This recurring revenue base provides us with a reliable and predictable source of cash. In addition, software license fees and professional services revenues are sources of cash, but the payment streams for these items are less predictable.

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

Our 2012 and 2013 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2012:
March 31	$28,890	$19,299	$48,189
June 30	29,898	6,681	36,579
September 30	32,608	(8,954)	23,654
December 31	34,886	(15,866)	19,020
Year-to-date total	$126,282	$1,160	$127,442
2013:
March 31	$41,320	$(18,776)	$22,544
June 30	31,308	7,494	38,802
September 30	29,634	(4,398)	25,236
December 31	30,396	9,656	40,052
Year-to-date total	$132,658	$(6,024)	$126,634

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2012:
March 31	$173,834	$(2,925)	$170,909	61
June 30	166,194	(2,802)	163,392	62
September 30	177,055	(2,918)	174,137	61
December 31	195,090	(3,147)	191,943	62
2013:
March 31	$182,711	$(3,618)	$179,093	64
June 30	176,271	(3,750)	172,521	65
September 30	177,800	(3,043)	174,757	65
December 31	180,870	(2,359)	178,511	64

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

Unbilled Trade Accounts Receivable

Revenue earned and recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. Our unbilled accounts receivable as of the end of the indicated periods are as follows (in thousands):

	2013	2012
March 31	$26,836	$23,311
June 30	35,426	24,568
September 30	41,347	23,061
December 31	38,365	28,463

The December 31, 2013 unbilled accounts receivable balance is the result of several transactions with various milestone and contractual billing dates which have not yet been reached. Unbilled accounts receivable are an inherent characteristic of certain software and professional services transactions and may fluctuate between quarters, as these type of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Other Current and Non-Current Assets

The $7.2 million of cash flows used in operating activities related to other current and non-current assets is primarily due to an increase in our non-trade receivables related to: (i) the two divestitures we completed in the second half of 2013; and (ii) the one-time benefit of approximately $3 million from the favorable resolution of an expense item, all discussed above.

Income Taxes Payable/Receivable

The $4.6 million of cash flows provided by operating activities related to income taxes payable/receivable for 2013, is primarily due to the timing of our estimated Federal and state income tax payments.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. However, during 2013, we sold our marketing analytics business and a small print operation which resulted in net proceeds from the disposition of $4.5 million, and acquired certain key assets of Volubill for $2.9 million, net of cash acquired. Additionally, in 2012, we acquired the Ascade business for $19.1 million, net of cash acquired. These activities are included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.

During 2013, 2012, and 2011 we purchased $183.6 million, $65.4 million, and $37.8 million, respectively, and sold or had mature $89.7 million, $42.1 million, and $43.5 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2013	2012	2011
Property and equipment	$30,076	$33,221	$22,197
Client contracts	7,092	4,629	9,133

Our capital expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) facilities and internal infrastructure items; and (iii) statement production equipment.

Our investments in client contracts for 2013, 2012, and 2011 relate primarily to: (i) cash incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term processing or managed services arrangements where we are required to defer conversion/set-up services fees and recognize those fees as the related processing services are performed. For 2013, 2012, and 2011 our: (i) investments in client contracts related to cash incentives were $6.5 million, $0.5 million, and $1.7 million, respectively; and (ii) the deferral of costs related to conversion/set-up services provided under long-term processing contracts were $0.6 million, $4.1 million, and $7.4 million, respectively.

Cash Flows From Financing Activities. Our financing activities typically consist of various debt-related transactions and activities with our common stock, which are discussed below.

Issuance of Common Stock.

Proceeds from the issuance of common stock for 2013, 2012, and 2011 were $1.6 million, $1.9 million, and $1.5 million, respectively, and relates primarily to employee stock purchase plan purchases.

Repurchase of Common Stock.

During 2013, 2012, and 2011, we repurchased approximately 500,000, 823,000, and 750,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $10.1 million, $13.3 million, and $9.9 million, respectively. In addition, outside of our Stock Repurchase Program, during 2013, 2012, and 2011, we repurchased from our employees and then cancelled approximately 264,000 shares, 197,000 shares, and 232,000 shares, of our common stock for $5.4 million, $3.2 million, and $4.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividends Paid on Common Stock.

During 2013, the Board approved dividend payments totaling $15.2 million, of which $14.5 million has been paid through December 31, 2013 (with the remaining amount attributed to unvested incentive shares to be paid upon vesting).

Long-term debt.

During 2013, we made a total of $15 million of principal repayments on our long-term debt balance to bring the total Term Loan balance outstanding as of December 31, 2013 to $135 million.

During 2012, we repaid a total of $40 million of our long-term debt balance to bring the total Term Loan balance outstanding as of December 31, 2012 to $150 million. Additionally, in connection with the refinancing of the Credit Agreement in 2012, we paid deferred financing costs of $2.5 million.

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

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2013, and the future periods in which such obligations are expected to be settled in cash (in thousands).

	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt	$309,939	$22,978	$59,333	$227,628	$-
Leases	89,536	15,550	24,732	20,226	29,028
Purchase obligations	200,510	65,877	101,773	22,450	10,410
Other obligations	28,720	5,744	11,488	11,488	-
Total	$628,705	$110,149	$197,326	$281,792	$39,438

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

(ii)

as it relates to our Credit Agreement, we make no more than the mandatory quarterly amortization payments on the term loan; there are no mandatory prepayments required on the term loan; and the interest paid throughout the life of the term loan is based upon the interest rate applicable as of December 31, 2013, as impacted by the interest rate swap contracts (discussed in Note 7 to our Financial Statements).

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

Of the total contractual obligations and commercial commitments above, approximately $334 million is reflected on our Balance Sheet.

Off-Balance Sheet Arrangements

None

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of December 31, 2013, we had cash, cash equivalents, and short-term investments of $210.8 million, of which approximately 88% is in U.S. Dollars and held in the U.S. We have $4.5 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to consistently generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. We have a $100 million senior secured revolving loan facility with a syndicate of financial institutions that expires in November 2017 (or December 2016 if certain conditions exist—see Note 6 to our Financial Statements for additional details). As of the date of this filing, we have $100 million of the revolving loan facility available to us.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. During the year ended December 31, 2013, we repurchased 0.5 million shares of our common stock for $10.1 million (weighted-average price of $20.23 per share) under our Stock Repurchase Program. As of December 31, 2013, we have 2.1 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Cash Dividends. On June 25, 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders. During the year ended December 31, 2013, the Board approved dividend payments totaling $15.2 million, of which $14.5 million had been paid through December 31, 2013 (with the remaining amount attributed to unvested incentive shares to be paid upon vesting). In February 2014, our Board approved the next quarterly cash dividend payment of $0.15 per share of common stock to be paid on March 27, 2014.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Boards’ approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients. Most recently, in December 2013, we acquired certain key assets of Volubill where we paid cash related to the transaction of approximately $3 million.

•

Capital Expenditures. During 2013, we spent $30.1 million on capital expenditures. At this time, we expect our 2014 capital expenditures to be relatively consistent with that of 2013. As of December 31, 2013, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the year ended December 31, 2013, we made client incentive payments of $7.1 million. As of December 31, 2013, we had commitments to make $6 million of client incentive payments, $3.0 million in 2014 and $1.5 million in 2015 and 2016, respectively.

•

Long-Term Debt Service. As of December 31, 2013, our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $135 million. During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time related to the 2010 Convertible Notes is the $4.5 million of interest payments. Over the next 12 months, the mandatory repayments and the cash interest expense (based upon current interest rates) for our Credit Agreement are approximately $15.0 million and $3.5 million, respectively. We have the ability to make prepayments on our Credit Agreement without penalty.

•

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

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2013, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

Market Risk Related to Long-Term Debt. The interest rate on our 2010 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. Refer to Note 6 to our Financial Statements for further details of our long-term debt.

As of December 31, 2013, we are a party to an interest rate swap contract with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on a certain portion of the interest payments related to our variable-rate debt. See Note 7 to our Financial Statements for further details on the interest rate swap contract.

As a result of the interest rate swap contract, as of December 31, 2013, we were exposed to fluctuations in interest rate movements on $95.0 million of our Term Loan. We expect our exposure amount to fluctuate as the interest rate swap contract expires and the balance due under the Credit Agreement is repaid through mandatory repayments or prepayments.

A hypothetical adverse change of 10% in the December 31, 2013 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of December 31, 2013 and 2012 were $82.7 million and $133.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2013 and 2012 were $128.2 million and $35.6 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board of Directors. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the year ended December 31, 2013, we generated approximately 87% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of December 31, 2013 and 2012, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	December 31, 2013		December 31, 2012
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$(39)	$3,075	$(36)	$1,439
Euro	(41)	5,618	(40)	5,090
U.S. Dollar	(191)	18,996	(94)	23,719
Other	(8)	2,686	(20)	3,311
Totals	$(279)	$30,375	$(190)	$33,559

A hypothetical adverse change of 10% in the December 31, 2013 exchange rates would not have had a material impact upon our results of operations.

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

February 28, 2014

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$82,686	$133,747
Short-term investments	128,151	35,574
Total cash, cash equivalents and short-term investments	210,837	169,321
Trade accounts receivable:
Billed, net of allowance of $2,359 and $3,147	178,511	191,943
Unbilled	38,365	28,463
Deferred income taxes	15,085	22,244
Income taxes receivable	3,815	6,469
Other current assets	28,762	21,915
Total current assets	475,375	440,355
Non-current assets:
Property and equipment, net of depreciation of $129,522 and $120,643	35,061	39,429
Software, net of amortization of $77,504 and $68,496	43,565	38,372
Goodwill	233,599	233,365
Client contracts, net of amortization of $75,382 and $182,182	55,191	75,303
Deferred income taxes	7,447	2,596
Income taxes receivable	1,930	1,291
Other assets	16,812	16,230
Total non-current assets	393,605	406,586
Total assets	$868,980	$846,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$15,000	$15,000
Client deposits	30,431	33,807
Trade accounts payable	33,376	30,473
Accrued employee compensation	58,434	61,083
Deferred revenue	47,131	47,691
Income taxes payable	2,814	2,116
Other current liabilities	19,620	21,562
Total current liabilities	206,806	211,732
Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $19,950 and $25,302	250,050	259,698
Deferred revenue	9,221	6,504
Income taxes payable	1,909	1,168
Deferred income taxes	20,274	21,674
Other non-current liabilities	14,616	19,526
Total non-current liabilities	296,070	308,570
Total liabilities	502,876	520,302
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 5,441 and 6,904 shares reserved
for employee stock purchase plan and stock incentive plans; 33,745 and 33,734 shares outstanding	658	653
Additional paid-in capital	473,190	461,497
Treasury stock, at cost, 32,030 and 31,530 shares	(738,372)	(728,243)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	41	3
Unrecognized pension plan losses and prior service costs, net of tax	-	(1,761)
Unrecognized loss on change in fair value of interest rate swap contracts, net of tax	(98)	(658)
Cumulative foreign currency translation adjustments	1,674	2,274
Accumulated earnings	629,011	592,874
Total stockholders' equity	366,104	326,639
Total liabilities and stockholders' equity	$868,980	$846,941

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Processing and related services	$537,453	$544,649	$524,666
Software and services	118,988	124,242	118,835
Maintenance	91,027	87,975	91,230
Total revenues	747,468	756,866	734,731
Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	253,756	258,380	244,776
Software and services	84,222	85,562	82,834
Maintenance	39,187	39,874	38,040
Total cost of revenues	377,165	383,816	365,650
Other operating expenses:
Research and development	110,008	112,938	111,142
Selling, general and administrative	152,553	138,783	128,346
Depreciation	18,633	22,286	25,435
Restructuring charges	12,405	2,469	7,873
Total operating expenses	670,764	660,292	638,446
Operating income	76,704	96,574	96,285
Other income (expense):
Interest expense	(11,621)	(15,983)	(17,026)
Amortization of original issue discount	(5,352)	(4,954)	(5,206)
Interest and investment income, net	689	855	764
Other, net	1,099	732	1,155
Total other	(15,185)	(19,350)	(20,313)
Income before income taxes	61,519	77,224	75,972
Income tax provision	(10,168)	(28,345)	(33,690)
Net income	$51,351	$48,879	$42,282

Weighted-average shares outstanding - Basic:
Common stock	32,117	32,142	32,624
Participating restricted stock	-	17	189
Total	32,117	32,159	32,813

Weighted-average shares outstanding - Diluted:
Common stock	32,873	32,459	32,833
Participating restricted stock	-	17	189
Total	32,873	32,476	33,022

Earnings per common share:
Basic	$1.60	$1.52	$1.29
Diluted	$1.56	$1.51	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$51,351	$48,879	$42,282
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(600)	4,272	(2,866)
Unrealized holding gains (losses) on short-term investments arising during period	38	2	(3)
Defined benefit pension plan:
Net loss arising from period (net of tax effect of $(119), $(62), and $(629))	(183)	(119)	(972)
Amortization of net actuarial loss included in net periodic pension cost (net of tax effect of $28, $97, and $48)	43	152	75
Final settlement of pension plan liability (net of tax effect of $1,214, $0, and $0)	1,901	-	-
Net change in defined benefit pension plan	1,761	33	(897)
Cash flow hedges:
Unrealized gains (losses) on change in fair value of interest rate swap contracts (net of tax effect of $724, $128, and $(387))	1,140	200	(684)
Reclassification adjustment for gains (losses) included in net income (net of tax effect of $(368), $(153), and $41)	(580)	(240)	66
Net change in cash flow hedges	560	(40)	(618)
Other comprehensive income (loss), net of tax	1,759	4,267	(4,384)
Total comprehensive income, net of tax	$53,110	$53,146	$37,898

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Common stock:
Balance, beginning of period	$653	$645	$641
Issuance of restricted common stock pursuant to employee stock-based compensation plans	8	8	7
Cancellation of restricted common stock pursuant to employee stock-based compensation plans	-	-	(1)
Repurchase and cancellation of common stock pursuant to employee stock-based compensation plans	(3)	-	(2)
Balance, end of period	658	653	645

Paid-in capital:
Balance, beginning of period	461,497	449,376	439,712
Issuance of common stock pursuant to employee stock purchase plan	1,347	1,394	1,442
Exercise of stock options	244	502	44
Repurchase and cancellation of common stock pursuant to employee stock-based compensation plans	(5,346)	(3,208)	(4,433)
Issuance of restricted common stock pursuant to employee stock-based compensation plans	(8)	(8)	(7)
Cancellation of unvested restricted common stock pursuant to employee stock-based compensation plans	-	-	1
Stock-based compensation expense	14,796	13,431	12,152
Stock-based compensation income tax benefits	660	10	465
Balance, end of period	473,190	461,497	449,376

Treasury Stock:
Balance, beginning of period	(728,243)	(714,893)	(704,963)
Repurchase of common stock pursuant to Board-approved stock repurchase program	(10,129)	(13,350)	(9,930)
Balance, end of period	(738,372)	(728,243)	(714,893)

Accumulated Earnings:
Balance, beginning of period	592,874	543,995	501,713
Net Income	51,351	48,879	42,282
Declaration of cash dividends	(15,214)	-	-
Balance, end of period	629,011	592,874	543,995

Accumulated Other Comprehensive Income:
Balance, beginning of period	(142)	(4,409)	(25)
Net unrealized gains (losses) on short-term investments	38	2	(3)
Net unrealized gains (losses) on pension plan and prior service costs	1,761	33	(897)
Net unrealized gains (losses) on change in fair value of interest rate swap contracts	560	(40)	(618)
Foreign currency translation	(600)	4,272	(2,866)
Balance, end of period	1,617	(142)	(4,409)

Total stockholders' equity:
Balance, end of period	$366,104	$326,639	$274,714

Shares:
Balance, beginning of period	33,734	33,822	34,121
Repurchase of common stock pursuant to Board-approved stock repurchase program	(500)	(823)	(750)
Issuance of common stock pursuant to employee stock purchase plan	68	94	103
Exercise of stock options	20	40	3
Issuance of restricted common stock pursuant to employee stock-based compensation plans	840	873	746
Cancellation of unvested restricted common stock pursuant to employee stock-based compensation plans	(153)	(77)	(170)
Repurchase and cancellation of common stock pursuant to employee stock-based compensation plans	(264)	(195)	(231)
Balance, end of period	33,745	33,734	33,822

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$51,351	$48,879	$42,282
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	18,633	22,286	25,435
Amortization	37,819	44,178	42,173
Amortization of original issue discount	5,352	4,954	5,206
Impairment of client contract	-	3,783	-
(Gain) loss on short-term investments and other	910	(107)	(60)
Loss on disposition of business operations	3,017	-	-
Loss on termination of pension plan	3,221	-	-
Deferred income taxes	(1,764)	(10,707)	3,977
Excess tax benefit of stock-based compensation awards	(677)	(415)	(828)
Stock-based employee compensation	14,796	13,431	12,152
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(2,319)	(9,481)	(30,141)
Other current and non-current assets	(7,163)	(1,715)	1,799
Income taxes payable/receivable	4,556	(6,543)	7,573
Trade accounts payable and accrued liabilities	(994)	18,474	(20,074)
Deferred revenue	(104)	425	(28,535)
Net cash provided by operating activities	126,634	127,442	60,959

Cash flows from investing activities:
Purchases of property and equipment	(30,076)	(33,221)	(22,197)
Purchases of short-term investments	(183,575)	(65,355)	(37,798)
Proceeds from sale/maturity of short-term investments	89,688	42,063	43,450
Acquisition of businesses, net of cash acquired	(2,926)	(19,085)	-
Acquisition of and investments in client contracts	(7,092)	(4,629)	(9,133)
Proceeds from the disposition of business operations	4,530	-	-
Net cash used in investing activities	(129,451)	(80,227)	(25,678)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,591	1,896	1,486
Payment of cash dividends	(14,454)	-	-
Repurchase of common stock	(15,478)	(16,558)	(14,365)
Payments on acquired equipment financing	(2,723)	(1,698)	(1,587)
Proceeds from long-term debt	-	150,000	-
Payments on long-term debt	(15,000)	(190,000)	(70,149)
Payments of deferred financing costs	-	(2,450)	(205)
Excess tax benefit of stock-based compensation awards	677	415	828
Net cash used in financing activities	(45,387)	(58,395)	(83,992)
Effect of exchange rate fluctuations on cash	(2,857)	(1,806)	(2,414)

Net decrease in cash and cash equivalents	(51,061)	(12,986)	(51,125)

Cash and cash equivalents, beginning of period	133,747	146,733	197,858
Cash and cash equivalents, end of period	$82,686	$133,747	$146,733

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$9,440	$13,124	$13,921
Income taxes	6,149	43,739	22,836

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

Reclassifications. Maintenance revenues, as well as the cost of maintenance revenues, previously included in software, maintenance and service revenues and software, maintenance and services costs of revenues, respectively, have been presented separately in the Consolidated Statements of Income (“Income Statements” or “Income Statement”) for each of the years in the three-year period ended December 31, 2013. In addition, certain other 2012 and 2011 amounts have been reclassified to conform to the 2013 presentation.

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

Software, services, and maintenance.

Our software and services revenue relates primarily to: (i) software license sales; and (ii) professional services to implement the software. Our maintenance revenue relates primarily to support of our software once it has been implemented.

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

The initial sale of software products generally requires significant production, modification or customization and thus falls under the guidelines of contract accounting. In these software license arrangements, the elements of the arrangements are typically a software license, professional services, and maintenance. When we have VSOE of fair value for the maintenance, which we generally do, we allocate a portion of the total arrangement fee to the maintenance element based on its VSOE of fair value, and the balance of the arrangement fee is subject to contract accounting using the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, software license and professional services revenues are typically recognized as the professional services related to the software implementation project are performed. We are using hours performed on the project as the measure to determine the percentage of the work completed.

In certain instances, we sell software license volume upgrades, which provide our clients the right to use our software to process higher transaction volume levels. In these instances, if: (i)  maintenance is the only undelivered element of the software arrangement; (ii) we have VSOE of fair value for the maintenance related to the volume upgrade; and (iii) we meet the other revenue recognition criteria, we recognize the software license revenue on the effective date of the volume upgrade.

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

Maintenance revenues are recognized ratably over the software maintenance period. Our maintenance consists primarily of client and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements to our software products.. If specified upgrades or enhancements are offered in an arrangement, which is rare, they are accounted for as a separate element of the software arrangement.

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2013 and 2012, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of December 31, 2013 and 2012, we had $4.5 million and $3.5 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of December 31, 2013 and 2012 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, interest rate swap contracts, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of December 31, 2013 and 2012 have contractual maturities of less than two years from the time of acquisition. Our short-term investments at December 31, 2013 and 2012 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments in 2013, 2012, and 2011 were $89.7 million, $42.1 million, and $43.5 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$13,761	$—	$13,761	$23,119	$—	$23,119
Commercial paper	—	19,629	19,629	—	35,856	35,856
Short-term investments:
Corporate debt securities	—	76,786	76,786	—	34,826	34,826
Municipal bonds	—	29,106	29,106	—	—	—
U.S. government agency bonds	—	18,050	18,050	—	748	748
Asset-backed securities	—	4,209	4,209	—	—	—
Total	$13,761	$147,780	$161,541	$23,119	$71,430	$94,549
Liabilities:
Interest rate swap contracts (1)	$—	$154	$154	$—	$1,069	$1,069
Total	$—	$154	$154	$—	$1,069	$1,069
(1)

As of December 31, 2013, the fair value of the interest rate swap contract was classified on our Balance Sheet in other current liabilities.  As of December 31, 2012, the fair value of the interest rate swap contracts were classified on our Balance Sheet in other non-current liabilities.

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement (carrying value including current maturities)	$135,000	$135,000	$150,000	$150,000
Convertible debt (par value)	150,000	199,800	150,000	158,400

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

We generally do not require collateral or other security to support accounts receivable. We evaluate the credit worthiness of our clients in conjunction with our revenue recognition processes, as well as through our ongoing collectibility assessment processes for accounts receivable. We maintain an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends, and other information. We use various judgments and estimates in determining the adequacy of the allowance for doubtful accounts receivable. See Note 4 for additional details of our concentration of accounts receivable.

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2013	2012	2011
Balance, beginning of year	$3,147	$2,421	$1,837
Additions (reductions) to expense	(354)	1,039	844
Write-offs	(280)	(174)	(239)
Other	(154)	(139)	(21)
Balance, end of year	$2,359	$3,147	$2,421

Property and Equipment. Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the shorter of their economic life or the lease term. Depreciation expense is computed using the straight-line method for financial reporting purposes, with the exception of certain statement production equipment, which is depreciated using the units-of-production method. Depreciation expense for all property and equipment is reflected in our accompanying Income Statements separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation for income tax purposes is computed using accelerated methods.

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

During 2013, 2012, and 2011, we expended $110.0 million, $112.9 million, and $111.1 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2013, 2012, or 2011, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2013 or 2012 Balance Sheets.

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

The amounts attributed to both common stock and participating restricted stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	2013	2012	2011
Net income attributed to:
Common stock	$51,351	$48,853	$42,040
Participating common restricted stock	—	26	242
Total	$51,351	$48,879	$42,282

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted stock are as follows (in thousands):

	2013	2012	2011
Weighted-average shares outstanding – Basic:
Common stock	32,117	32,142	32,624
Participating common restricted stock	—	17	189
Total	32,117	32,159	32,813
Weighted-average shares outstanding – Diluted:
Common stock	32,873	32,459	32,833
Participating common restricted stock	—	17	189
Total	32,873	32,476	33,022

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2013	2012	2011
Basic weighted-average common shares	32,117	32,142	32,624
Dilutive effect of common stock options	1	11	19
Dilutive effect of non-participating restricted common stock	550	306	190
Dilutive effect of 2010 Convertible Notes	205	—	—
Diluted weighted-average common shares	32,873	32,459	32,833

Potentially dilutive common shares related to stock options and non-participating unvested incentive shares of restricted stock of zero, 0.3 million, and 0.2 million, respectively, in each of the years 2013, 2012, and 2011, were excluded from the computation of diluted EPS as their effect was antidilutive.

The 2010 Convertible Notes have a dilutive effect in those quarterly periods in which our average stock price exceeds the current effective conversion price (see Note 6).

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

Summary of Purchase Price Allocation. The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the Ascade acquisition (in thousands):

Trade accounts receivable	$3,049
Other current assets	2,701
Fixed assets	137
Acquired customer relationships and other intangible assets	5,640
Acquired technology assets	3,590
Goodwill	8,955
Total assets acquired	24,072
Accounts payable and accrued employee compensation	2,294
Deferred revenue	2,154
Other current liabilities	380
Total liabilities assumed	4,828
Net assets acquired	$19,244

Unaudited Pro Forma Information. The results of operations for the Ascade businesses are included in the accompanying Income Statements for the periods subsequent to the respective acquisition dates.

Pro forma information on our historical results of operations to reflect the acquisition of Ascade is not presented as Ascade’s results of operations during prior periods are not material to our results of operations.

Volubill

On December 3, 2013, we acquired certain key assets of Volubill, including the shares of two Volubill subsidiaries, for approximately $3 million. Volubill was an independent global company and leading supplier of integrated real-time policy and charging solutions to mobile, satellite, and fixed broadband operators.  The products acquired from Volubill will enhance the Company’s existing offerings in revenue management, service personalization, and customer management provided to the telecommunications marketplace.

Summary of Purchase Price Allocation. The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed.

The estimated fair values of the assets acquired and liabilities assumed from Volubill at the date of acquisition are provisional and have not been finalized as of December 31, 2013; however, we do not anticipate that any such values will be material to our Balance Sheet.

Unaudited Pro Forma Information. The results of the Volubill operations acquired are included in the accompanying Income Statement for the period subsequent to the acquisition date.

Pro forma information on our historical results of operations to reflect the Volubill acquisition is not presented as the results of operations related to the Volubill acquisition were not material to our results of operations.

4.	Segment Reporting and Significant Concentration

Segment Information. We have evaluated how our chief operating decision maker has organized our company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2013, we have one reportable segment.

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our core billing and customer care and business optimization platform, Advanced Convergent Platform (“ACP”), is a pre-integrated platform, delivered in an outsourced managed services environment. We generate a substantial percentage of our revenues by providing our ACP processing and Customer Interaction Management solutions, and related software products (e.g., Advanced Customer Service Representative, Workforce Express, etc.) to the North American cable and satellite markets. Additionally, we license certain software products (e.g., WBMS, Total Service Mediation, and Singleview) and provide our professional services to implement these software products, increase the efficiency and productivity of our clients’ operations, and allow clients to effectively roll out new products as well as attract and retain customers.

Geographic Regions. For 2013 and 2012, 85% and 87%, respectively, of our revenues were attributable to our operations in the Americas. We use the location of the client as the basis of attributing revenues to individual regions.

Financial information relating to our operations by geographic region is as follows (in thousands):

Total Revenues:

	2013	2012	2011
Americas (principally the U.S.)	$633,163	$652,008	$627,231
Europe, Middle East and Africa (principally Europe)	80,527	73,113	75,938
Asia Pacific	33,778	31,745	31,562
Total revenues	$747,468	$756,866	$734,731

Property and Equipment:	As of December 31,
	2013	2012

Americas (principally the U.S.)	$27,115	$34,796
Europe, Middle East and Africa	4,280	2,238
Asia Pacific	3,666	2,395
Total property and equipment	$35,061	$39,429

Significant Clients and Industry Concentration. A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), and Time Warner Cable Inc. (“Time Warner”).

Revenues from these clients represented the following percentages of our total revenues for the following years:

	2013	2012	2011
Comcast	19%	20%	19%
DISH	15%	14%	13%
Time Warner	11%	10%	10%

As of December 31, 2013 and 2012, the percentage of net billed accounts receivable balances attributable to these clients were as follows:

	As of December 31,
	2013	2012
Comcast	21%	19%
DISH	14%	19%
Time Warner	9%	14%

We expect to continue to generate a significant percentage of our future revenues from a limited number of clients, including Comcast, DISH, and Time Warner. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. Should a significant client: (i) terminate or fail to renew their contracts with us, in whole or in part for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial position and results of operations.

5.	Long-Lived Assets

Property and Equipment. Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives (years)	2013	2012
Computer equipment	3-5	$89,605	$76,924
Leasehold improvements	5-10	15,793	14,415
Operating equipment	3-5	48,759	58,684
Furniture and equipment	3-8	10,426	9,990
Capital projects in process	—	—	59
		164,583	160,072
Less—accumulated depreciation		(129,522)	(120,643)
Property and equipment, net		$35,061	$39,429

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill in 2013 and 2012 is as follows (in thousands):

January 1, 2012 balance	$220,013
Goodwill acquired during period	8,955
Revisions related to prior acquisitions	(59)
Effects of changes in foreign currency exchange rates	4,456
December 31, 2012 balance	233,365
Adjustments for the dispositions of business operations	(1,967)
Revisions related to prior acquisitions	(164)
Effects of changes in foreign currency exchange rates	2,365
December 31, 2013 balance	$233,599

The goodwill acquired in 2012 is related to the Ascade Acquisition discussed in Note 3. On July 1, 2013, we sold a small print operation, which resulted in an adjustment to our goodwill balance of $1.4 million.  The net proceeds from this disposition were $1.7 million and the gain from the sale was not material. Additionally, on December 31, 2013, we sold our marketing analytics business, which resulted in an adjustment to our goodwill balance of $0.6 million.  The net proceeds from this disposition were $2.8 million and the loss from the sale was approximately $3 million.

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

As of December 31, 2013 and 2012, the carrying values of these assets were as follows (in thousands):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Investments in client contracts (1)	$27,370	$(20,345)	$7,025	$118,473	$(112,225)	$6,248
Capitalized costs (2)	5,003	(3,340)	1,663	16,288	(11,054)	5,234
Acquired client contracts (3)	98,200	(51,697)	46,503	122,724	(58,903)	63,821
Total client contracts	$130,573	$(75,382)	$55,191	$257,485	$(182,182)	$75,303

The decrease in the gross carrying amount and accumulated amortization of our client contracts between 2012 and 2013 is due primarily to the removal of fully-amortized assets related to client incentives for the Comcast and Time Warner contracts that came to end of term during the first quarter of 2013.

The aggregate amortization related to client contracts included in our operations for 2013, 2012, and 2011, was as follows (in thousands):

	2013	2012	2011
Investments in client contracts (1)	$6,181	$7,591	$7,521
Capitalized costs (2)	2,365	4,172	3,296
Acquired client contracts (3)	14,999	17,017	17,126
Total client contracts	$23,545	$28,780	$27,943
(1)

Investments in client contracts consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems. Investments in client contracts related to client incentives are amortized ratably over the lives of the respective client contracts, which as of December 31, 2013, have termination dates that range from 2014 through 2020. Amortization of the investments in client contracts related to client incentives is reflected as a reduction in processing and related services revenues in our Income Statements.

(2)

Capitalized costs related to client conversion/set-up services related to long-term processing or managed services arrangements are generally amortized proportionately over the contract period that the processing or managed services are expected to be provided, and are primarily reflected in cost of processing and related services in our Income Statements.

(3)

Acquired client contracts represent assets acquired in our prior business acquisitions. Acquired client contracts are being amortized over their estimated useful lives ranging from five to ten years based on the approximate pattern in which the economic benefits of the intangible assets are expected to be realized. Classification of the amortization of acquired client contracts generally follows where the acquired business’ cost of revenues are categorized in our Income Statements.

The weighted-average remaining amortization period of client contracts as of December 31, 2013 was approximately 74 months. Based on the December 31, 2013 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2014 – $18.6 million; 2015 – $10.8 million; 2016 – $8.1 million; 2017 – $6.4 million; and 2018 – $4.4 million.

Software

Software consists of: (i) software and similar intellectual property rights from various business combinations; and (ii) internal use software.

As of December 31, 2013 and 2012, the carrying values of these assets were as follows (in thousands):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired software (4)	$67,975	$(53,820)	$14,155	$67,088	$(51,724)	$15,364
Internal use software (5)	53,094	(23,684)	29,410	39,780	(16,772)	23,008
Total software	$121,069	$(77,504)	$43,565	$106,868	$(68,496)	$38,372

The aggregate amortization related to software included in our operations for 2013, 2012, and 2011, was as follows (in thousands):

	2013	2012	2011
Acquired software (4)	$4,221	$5,700	$5,595
Internal use software (5)	7,633	6,985	5,637
Total software	$11,854	$12,685	$11,232
(4)	Acquired software represents the software intangible assets acquired in our prior business acquisitions, which are being amortized over their estimated useful lives ranging from five to ten years.
(5)

Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of the third-party software licenses. Internal use software is amortized over its estimated useful life ranging from twelve months to ten years.

The weighted-average remaining amortization period of the software intangible assets as of December 31, 2013 was approximately 84 months. Based on the December 31, 2013 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2014 – $10.7 million; 2015 – $7.9 million; 2016 – $6.0 million; 2017 – $5.0 million; and 2018 – $4.0 million.

6.	Debt

As of December 31, 2013 and 2012, our long-term debt was as follows (in thousands):

	2013	2012
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist – see below), interest at adjusted LIBOR plus 2.00% (combined rate of 2.25% at December 31, 2013)	$135,000	$150,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist – see below), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $19,950 and $25,302, respectively	130,050	124,698
	265,050	274,698
Current portion of long-term debt	(15,000)	(15,000)
Total long-term debt, net	$250,050	$259,698

2012 Credit Agreement. In 2012, we entered into an amended and restated $250 million credit agreement with several financial institutions (the “2012 Credit Agreement”), to replace the credit agreement we entered into in 2010 in conjunction with the Intec Acquisition (the “2010 Credit Agreement”). This refinancing was done to take advantage of improved market conditions since the time we entered into the 2010 Credit Agreement. The primary advantages of replacing the 2010 Credit Agreement with the 2012 Credit Agreement were as follows: (i) increased the term from 2015 to 2017; (ii) reduced the interest rate over current levels by 175 basis points; and (iii) generally improved the financial covenants. The refinancing met the requirements to be accounted for as a debt modification and, thus, no gain or loss was recognized.

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

The interest rates under the 2012 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. The applicable margin for the 2012 Term Loan and 2012 Revolver based upon an adjusted LIBOR rate ranges from 2.00% - 2.75%, depending on our then-current leverage ratio. We have the option of selecting the length of time (ranging from one to six months) that we lock in the LIBOR contract rate. The applicable margin for the 2012 Term Loan and 2012 Revolver based upon an alternate base rate ranges from 1.00% - 1.75%, depending on our then-current leverage ratio. As of December 31, 2013, our combined interest rate (LIBOR plus applicable margin) for the Term Loan is 2.25% per annum effective through March 13, 2014.  We pay a commitment fee of 0.375% on the average daily unused amount of the 2012 Revolver. At December 31, 2013, we had no borrowing outstanding on our 2012 Revolver and had the entire $100 million available to us.

The 2012 Credit Agreement includes mandatory principal repayments (payable quarterly) in each year of the agreement, with the remaining principal balance due at maturity. During 2013, we made $15 million mandatory principal repayments on the 2012 Term Loan.  The 2012 Credit Agreement has no prepayment penalties and requires mandatory repayments under certain circumstances, including: (i) asset sales or casualty proceeds; and (ii) proceeds of debt or preferred stock issuances. The 2012 Credit Agreement also provides for an early termination date of December 1, 2016, if our 2010 Convertible Notes are still outstanding and we do not have combined unrestricted cash and cash equivalents and unused availability under the 2012 Revolver of at least $200 million in the aggregate as of that date.

The 2012 Credit Agreement contains customary affirmative covenants such as: (i) filing of quarterly and annual reports and (ii) maintenance of credit ratings. In addition, the Credit Agreement has customary negative covenants that places limits on our ability to: (i) incur additional indebtedness; (ii) create liens on our property; (iii) enter into sale and leaseback transactions; (iv) make investments; (v) enter into mergers and consolidations; (vi) sell assets; (vii) declare dividends or repurchase shares; (viii) engage in certain transactions with affiliates; (ix) prepay certain indebtedness, including our 2010 Convertible Notes; and (x) issue capital stock of subsidiaries. We must also meet certain financial covenants to include: (i) a maximum total leverage ratio; (ii) a maximum secured leverage ratio; (iii) a minimum interest coverage ratio; and (iv) a limitation on capital expenditures. As of December 31, 2013 we were in compliance with the financial ratios and other covenants related to the 2012 Credit Agreement.

In conjunction with the 2012 Credit Agreement, we also entered into a security agreement in favor of a financial institution as collateral agent (the “Security Agreement”). Under the Security Agreement and 2012 Credit Agreement, all of CSG’s domestic subsidiaries have guaranteed our obligations, and CSG and such subsidiaries have pledged substantially all of our assets to secure the obligations under the 2012 Credit Agreement and such guarantees.

In conjunction with the closing of the 2012 Credit Agreement, we incurred financing costs totaling approximately $2.8 million, of which $2.5 million are being amortized to interest expense using the effective interest method over the related term of the 2012 Credit Agreement. The remaining $0.3 million was reflected as interest expense in 2012.

2010 Convertible Notes. In 2010, we completed an offering of $150 million of 3.0% senior subordinated convertible notes due March 1, 2017 (the “2010 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2010 Convertible Notes are unsecured obligations, subordinated to any future senior indebtedness and senior to any future junior subordinated debt. The 2010 Convertible Notes were issued at a price of 100% of their par value and bear interest at a rate of 3.0% per annum, which is payable semiannually in arrears on March 1 and September 1 of each year.

The 2010 Convertible Notes are convertible into our common stock, under the specified conditions and settlement terms outlined below.  As a result of us declaring a cash dividend in June 2013, August 2013 and November 2013, the initial conversion rate of 40.8998 shares of our common stock per $1,000 par value of the 2010 Convertible Notes (equivalent to an initial conversion price of approximately $24.45 per share) has been adjusted to 41.6555 shares of our common stock per $1,000 par value of the 2010 Convertible Notes (equivalent to a conversion price of $24.01 per share of our common stock). The Indenture related to the 2010 Convertible Notes (“Notes Indenture”) includes anti-dilution provisions for the holders such that the conversion rate (and thus the initial conversion price) can be adjusted in the future for certain events, to include stock dividends, the issuance of rights, options or warrants to purchase our common stock at a price below the then-current market price, and certain distributions of common stock, property or rights, options or warrants to acquire our common stock to all or substantially all holders of our common stock. Additionally, the conversion rate may be adjusted prior to the maturity date in connection with the occurrence of specified corporate transactions for a “make-whole” premium as set forth in the Notes Indenture.

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities: (i) at any time the price of our common stock trades over $31.21 per share (130% of the $24.01 conversion price) for a specified period of time; (ii) at any time the trading price of the 2010 Convertible Notes falls below 98% of the average conversion value for the 2010 Convertible Notes for a specified period of time; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after September 1, 2016, the holders of the 2010 Convertible Notes can elect to convert their securities at any time, with the settlement occurring on March 1, 2017. As of December 31, 2013, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash.  Although not convertible as of December 31, 2013, our conversion obligation exceeded the par value of the 2010 Convertible Notes by approximately $34 million.

The OID related to the 2010 Convertible Notes of $38.4 million, as a result of an effective interest rate of the liability component of 7.75% compared to the cash interest rate of 3.0%, is being amortized to interest expense through March 1, 2017, the maturity date of the 2010 Convertible Notes.

Estimated Maturities on Long-Term Debt.

The estimated maturities of our long-term debt, based upon: (1) the mandatory repayment schedule for the 2012 Term Loan; and (2) the expected remaining life of the 2010 Convertible Notes, is as follows (in thousands):

	2014	2015	2016	2017	Thereafter
2012 Term Loan	$15,000	$22,500	$22,500	$75,000	$—
2010 Convertible Notes	—	—	—	150,000	—
Total long-term debt repayments	$15,000	$22,500	$22,500	$225,000	$—

Deferred Financing Costs. As of December 31, 2013, net deferred financing costs related to the 2012 Credit Agreement were $5.9 million, and are being amortized to interest expense over the related term of the 2012 Credit Agreement (through December 2017). As of December 31, 2013, net deferred financing costs related to the 2010 Convertible Notes were $1.8 million, and are being amortized to interest expense through maturity (March 2017). The net deferred financing costs are reflected in Other Assets in our Balance Sheets. Interest expense for 2013, 2012 and 2011 includes amortization of deferred financing costs of $2.6 million, $2.7 million, and $3.0 million, respectively. The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on a revolving loan facility, for 2013, 2012, and 2011, was approximately 5%, 6%, and 7%, respectively.

7.	Derivatives

Interest Rate Swap Contracts. In 2011, we entered into certain interest rate swap contracts with the objective of managing our exposure to fluctuations in interest rate movements, thereby eliminating the variability of cash flows on certain portions of the interest payments related to our long-term debt obligations.

As of December 31, 2013, a summary of our remaining interest rate swap contract is as follows (dollars in thousands):

	Beginning of Term	End of Term	Weighted-Average Notional Amount Over Remaining Term	Fixed Rate
2013 Swap	March 13, 2013	March 13, 2014	$40,000	2.181%

As of December 31, 2012, a summary of our remaining interest rate swap contracts is as following (dollars in thousands):

	Beginning of Term	End of Term	Weighted-Average Notional Amount Over Remaining Term	Fixed Rate
2012 Swap	March 13, 2012	March 13, 2013	$70,000	1.085%
2013 Swap	March 13, 2013	March 13, 2014	51,000	2.181%

We have designated our interest rate swap contracts as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty over the lives of the contracts in exchange for us making fixed-rate payments to the counterparty over the lives of the contracts without exchange of the underlying notional amount.

Changes in the fair value of these interest rate swap contracts, designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations, are reported in accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of our Balance Sheet. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount of losses reclassified from AOCI to income/loss (effective portions) in 2013, 2012, and 2011 were not material. The estimated net losses on the interest rate swap contracts that will be reclassified into earnings within the next twelve months are not expected to be material. Our interest rate swap contracts qualify as effective relationships, and as a result, hedge ineffectiveness was not material during 2013, 2012 or 2011.

As of December 31, 2013, the fair value of the interest rate swap contract, reflected in other current liabilities in our Balance Sheet, was $0.2 million with the gain, net of tax, reflected as a reduction in other comprehensive income.  As of December 31, 2012, the fair value of the interest rate swap contracts, reflect in other non-current liabilities in our Balance Sheet, was $1.1 million with the loss, net of tax, reflected as a reduction in other comprehensive income.

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

Restructuring charges are expenses that generally result from cost reduction initiatives and/or significant changes to our business, to include such things as involuntary employee terminations, divestitures of businesses, and facility consolidations and abandonments.  The following are the key restructuring activities we incurred over the last three years that have impacted our results from operations:

•	During 2011 we completed the following restructuring initiatives:
•	Beginning in the second quarter of 2011, we implemented various cost reduction and efficiency initiatives, resulting in restructuring charges of $3.0 million, primarily in the following areas:
o

We reduced our resources in account services to better leverage our enhanced and expanded professional services talent across the global organization and to ensure we are focusing a greater portion of our efforts on our next generation solutions like ACP, Singleview, and WBMS.

o	We consolidated our print facilities from four to three locations.
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

•	During 2012, we implemented the following cost reduction and efficiency initiatives:
•	We abandoned one of our current office facilities, resulting in a restructuring charge of $0.5 million.
•	We recorded $0.6 million of restructuring expenses related primarily to members of Ascade management leaving following the successful close of the transaction.
•

We reduced our workforce by approximately 40 employees, primarily in North America, as a result of organizational changes, elimination of positions, and reskilling of certain roles. As a result, we recorded $1.0 million of restructuring expenses.

•	During 2013 we completed the following restructuring activities:
•

In 2013, we reduced our workforce by approximately 160 employees world-wide.  These actions were taken to further align our workforce around our long-term growth initiatives.  As a result, we incurred restructuring charges related to these involuntary terminations of $5.6 million.

•	We disposed of a small print operation and our marketing analytics business, resulting in $3.6 million of restructuring charges, including a $3 million loss from the sale.
•	We terminated our previously frozen defined benefit pension plan resulting in $3.2 million of restructuring expense.

The restructuring activities discussed above resulted in restructuring charges for 2013, 2012, and 2011 of $12.4 million, $2.5 million, and $7.9 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring reserves during 2013, 2012, and 2011 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Disposition of Business Operations	Other	Total
January 1, 2011, balance	$1,164	$—	$—	$—	$1,164
Charged to expense during year	7,046	567	—	260	7,873
Cash payments	(4,439)	—	—	(198)	(4,637)
Other	—	(78)	—	(62)	(140)
December 31, 2011, balance	3,771	489	—	—	$4,260
Charged to expense during year	1,835	630	—	4	2,469
Cash payments	(3,704)	—	—	(4)	(3,708)
Other	15	(666)	—	—	(651)
December 31, 2012, balance	1,917	453	—	—	2,370
Charged to expense during year	5,577	—	3,588	3,240	12,405
Cash payments	(3,741)	—	(555)	(19)	(4,315)
Adjustment for the loss on the disposition of business operations	—	—	(3,033)	—	(3,033)
Adjustment for the loss on termination of pension plan	—	—	—	(3,221)	(3,221)
Other	(36)	(453)	—	—	(489)
December 31, 2013, balance	$3,717	$—	$—	$—	$3,717

All of the business restructuring reserves as of December 31, 2013 were included in current liabilities.

9.	Income Taxes

Income Tax Provision/(Benefit). The components of net income from continuing operations before income taxes are as follows (in thousands):

	2013	2012	2011
Domestic	$63,278	$103,917	$89,791
Foreign	(1,759)	(26,693)	(13,819)
Total	$61,519	$77,224	$75,972

The income tax provision related to continuing operations consists of the following (in thousands):

	2013	2012	2011
Current:
Federal	$7,260	$32,121	$25,096
State	453	4,133	111
Foreign	4,273	2,658	3,554
	11,986	38,912	28,761
Deferred:
Federal	1,130	(832)	3,190
State	2,329	(3,977)	384
Foreign	(5,277)	(5,758)	1,355
	(1,818)	(10,567)	4,929
Total income tax provision	$10,168	$28,345	$33,690

Included in the deferred state income tax provision amount for 2012 in the table above is $(3.1) million related to the impact of an enacted state income tax law change.

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax related to continuing operations is summarized as follows (in thousands):

	2013	2012	2011
Provision at Federal rate of 35%	$21,532	$27,028	$26,590
State income taxes, net of Federal impact	1,808	101	322
Research and experimentation credits	(16,683)	(3,651)	(3,036)
Tax uncertainties	4,878	1,333	—
Section 199 manufacturing deduction	(2,263)	(4,246)	(972)
Foreign rate differential	1,133	3,108	3,564
Valuation allowance for deferred tax assets	(3,312)	3,550	3,395
Other impact of foreign operations	2,088	672	3,470
Other	987	450	357
Total income tax provision	$10,168	$28,345	$33,690

We have undistributed earnings of approximately $32 million from certain foreign subsidiaries. We intend to indefinitely reinvest these foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.

Our research and experimentation (R&D) credits increased from 2012 to 2013 primarily due to the recording of approximately $6 million of R&D credits generated in 2012 but recorded in 2013, due to the timing of the execution of the American Taxpayer Relief Act of 2012, and the recognition of approximately $5 million of incremental R&D credits due to revised calculations for development activities in 2009 and 2010.  The 2012 R&D credit amount above is the result of a revised calculation for 2011.  The 2013 provision for valuation allowance for deferred tax assets includes an approximately $6 million reduction of certain tax allowances related to our ability to realize certain foreign net operating losses.

Deferred Income Taxes. Net deferred income tax liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred income tax assets	$68,829	$90,374
Deferred income tax liabilities	(48,830)	(64,320)
Valuation allowance	(17,741)	(22,888)
Net deferred income tax liabilities	$2,258	$3,166

The components of our net deferred income tax assets (liabilities) as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Net current deferred income tax assets:
Accrued expenses and reserves	$12,429	$19,322
Stock-based compensation	3,929	4,354
Total current deferred income tax assets	16,358	23,676
Less: valuation allowance	(1,273)	(1,432)
Net current deferred income tax assets	$15,085	$22,244
Net non-current deferred income tax assets:
Client contracts and related intangibles	$(952)	$(8,229)
NOL carryforwards	11,505	15,482
Property and equipment	4,097	12,999
Deferred revenue	1,209	1,700
Facility abandonment	189	606
Other	678	44
Total non-current deferred income tax assets	16,726	22,602
Less: valuation allowance	(9,279)	(20,006)
Net non-current deferred income tax assets	$7,447	$2,596
Net non-current deferred income tax liabilities:
Purchased R&D	$-	$222
Software	88	269
Client contracts and related intangibles	(4,104)	393
Goodwill	(3,846)	(4,207)
NOL carryforwards	27,500	25,276
Property and equipment	(4,812)	(13,609)
Convertible debt securities	(35,116)	(37,415)
Deferred revenue	4,470	4,858
Contingent payments	836	836
Facility abandonment	1,892	1,413
Other	7	1,740
Total non-current deferred income tax liabilities	(13,085)	(20,224)
Less: valuation allowance	(7,189)	(1,450)
Net non-current deferred income tax liabilities	$(20,274)	$(21,674)

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2013, we believe that between: (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established. As of December 31, 2013, we have deferred income tax assets related to state and foreign income tax jurisdictions of approximately $2.1 million and $33.2 million, respectively, and have established valuation allowances against those deferred income tax assets of approximately $1.8 million and $15.9 million, respectively.

As of December 31, 2013 and 2012, we have an acquired U.S. Federal NOL carryforward of approximately $50 million which will begin to expire in 2019 and can be utilized through 2030. The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2013 and 2012, we have: (i) state NOL carryforwards of approximately $50 million and $54 million, respectively, which will expire beginning in 2014 and end in 2034; and (ii) foreign subsidiary NOL carryforwards of approximately $90 million and $89 million, respectively, which will expire beginning in 2016, with a portion of the losses available over an indefinite period of time.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance, beginning of year	$4,029	$4,114	$954
Additions based on tax positions related to current year	1,292	276	—
Additions for tax positions of prior years	4,597	933	3,249
Reductions for tax positions of prior years	(401)	(764)	(89)
Lapse of statute of limitations	-	(530)	—
Balance, end of year	$9,517	$4,029	$4,114

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements. In addition to the $9.5 million, $4.0 million, and $4.1 million of liability for unrecognized tax benefits as of December 31, 2013, 2012, and 2011, we had $0.3 million, $0.2 million, and $0.1 million, respectively, of income tax-related accrued interest. If recognized, the $9.5 million of unrecognized tax benefits as of December 31, 2013, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions. The U.S., U.K., and Australia are the main taxing jurisdictions in which we operate. The years open for audit vary depending on the taxing jurisdiction. As of December 31, 2013, the U.S. Internal Revenue Service had commenced an audit of our 2010 tax year. In addition, the U.S. Federal statute of limitations has expired for periods prior to 2010, and the statute of limitations has expired in our major state jurisdictions of Nebraska, Colorado and Florida for years prior to 2002, 2009, and 2010, respectively. In 2012, we completed our audit in the U.K. for the accounting periods beginning October 1, 2005 and ending September 30, 2010. We have been audited in Australia for years prior to 2007. In addition, the statute of limitations has expired in Australia for years prior to 2009.

10.	Employee Retirement Benefit Plans

Defined Contribution-Type Plans. We sponsor defined contribution plans covering substantially all our U.S.-based employees. Participants may contribute up to 100% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, service-based contributions to the plan. The expense related to matching and service-related contributions for 2013, 2012, and 2011 was $9.7 million, $9.0 million, and $8.9 million, respectively. We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2013, 2012, and 2011 were $4.8 million, $4.6 million, and $3.2 million, respectively.

11.	Commitments, Guarantees and Contingencies

Operating Leases. We lease certain office and production facilities under noncancellable operating leases, with the longest lease that runs through September 2024. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. In addition, we lease certain operating equipment under operating leases, with the longest lease that runs through March 2016. Future aggregate minimum lease payments under these facilities and operating equipment agreements are as follows: 2014 - $15.5 million; 2015 - $13.5 million; 2016 - $11.2 million; 2017 - $10.5 million; 2018 - $9.7 million; and thereafter - $29.0 million. Total rent expense for 2013, 2012, and 2011 was $20.0 million, $18.3 million, and $17.3 million, respectively.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2013, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2013. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

—

On August 8, 2013, we submitted an initial voluntary disclosure to OFAC relating to certain business dealings in Iran and another sanctioned/embargoed country.  On December 9, 2013, we submitted a voluntary disclosure relating to these business dealings.

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

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors (the “Board”), authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).

As of December 31, 2013, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2013	2012	2011	2010	1999-2009	Total
Shares repurchased	500	823	750	1,500	29,296	32,869
Total amount paid	$10,129	$13,349	$9,930	$29,340	$704,222	$766,970
Weighted-average price per share	$20.23	$16.23	$13.24	$19.56	$24.04	$23.33

As of December 31, 2013, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled approximately 2.1 million shares.

In addition to the above mentioned stock repurchases, during 2013, 2012, and 2011, we repurchased and then cancelled approximately 264,000 shares, 197,000 shares, and 232,000 shares for $5.4 million, $3.2 million, and $4.4 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividend.  On June 25, 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders.  The Board approved cash dividends of $0.15 per share of common stock in June, August, and November to be paid to stockholders in July, September, and December, respectively.  This resulted in a total cash dividend for the year ended December 31, 2013 of $0.45 per share of common stock, totaling $15.2 million, of which $14.5 million had been paid through December 31, 2013 (with the remaining amount attributed to unvested incentive shares to be paid upon vesting).

In February 2014, our Board approved the next quarterly cash dividend payment of $0.15 per share of common stock to be paid on March 27, 2014.

Convertible Debt Securities. Under GAAP, convertible debt securities that may be settled in cash upon conversion (including partial cash settlement) must be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. The carrying amount of the equity component related to our convertible debt securities outstanding, included within additional paid-in capital, net of tax, as of December 31, 2013 and 2012 was $22.9 million.

13.	Equity Compensation Plans

Stock Incentive Plans

Stock Incentive Plan. As of December 31, 2013, we have a stock incentive plan whereby 15.8 million shares have been reserved for issuance to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards.  Shares granted under the 2005 Stock Incentive Plan (the “2005 Plan”) in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.  As of December 31, 2013, 4.2 million shares were available for issuance.

Restricted Stock. We generally issue new shares (versus treasury shares) to fulfill restricted stock award grants. Restricted stock awards are granted at no cost to the recipient. Historically, our restricted stock awards have vested annually primarily over four years with no restrictions other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions) (“Time-Based Awards”). Unvested Time-Based Awards are typically forfeited and cancelled upon termination of employment with our company. Certain Time-Based Awards become fully vested (vesting accelerates) upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Time-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for the entire award.

We also issue restricted stock shares to key members of management that vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives (“Performance-Based Awards”). The structure of the performance goals for the Performance-Based Awards has been approved by our stockholders. The Performance-Based Awards become fully vested (vesting accelerates) upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Performance-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period, taking into consideration the probability of vesting, for each separately vesting portion of the award as if the award is, in-substance, multiple awards.

A summary of our unvested restricted stock activity during 2013 is as follows (shares in thousands):

	2013
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, January 1, 2013	1,956	$17.63
Awards granted	955	19.75
Awards forfeited/cancelled	(197)	18.37
Awards vested	(792)	17.74
Unvested awards, December 31, 2013	1,922	$18.57

The weighted-average grant date fair value per share of restricted stock shares granted during 2013, 2012, and 2011 was $19.75, $16.58, and $18.87, respectively. The total market value of restricted stock shares vesting during 2013, 2012, and 2011 was $16.2 million, $10.6 million, and $13.5 million, respectively.

1996 Employee Stock Purchase Plan

As of December 31, 2013, we have an employee stock purchase plan whereby 1.7 million shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 2013, 2012, and 2011, 68,845 shares, 93,352 shares, and 102,147 shares, respectively, were purchased under the plan for $1.4 million ($16.01 to $24.99 per share), $1.4 million ($12.24 to $19.12 per share), and $1.4 million ($10.74 to $18.05 per share), respectively. As of December 31, 2013, 561,141 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $14.8 million, $13.4 million, and $12.2 million, respectively, for 2013, 2012, and 2011. As of December 31, 2013 there was $23.8 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.4 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2013, 2012, and 2011, of $4.6 million, $4.6 million, and $4.4 million, respectively. The actual income tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for 2013, 2012, and 2011, totaled $5.4 million, $4.0 million, and $5.1 million, respectively.

14.	Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2013 (1)(2):
Total revenues	$180,632	$186,107	$186,180	$194,549
Total cost of revenues (exclusive of depreciation)	93,354	94,758	94,898	94,155
Operating income (3)	18,035	21,681	20,553	16,435
Income before income taxes (3)	13,544	18,862	16,631	12,482
Income tax benefit (provision) (4)	1,354	(6,790)	(1,331)	(3,401)
Net income (3)(4)	14,898	12,072	15,300	9,081
Basic earnings per common share (3)(4)	$0.46	$0.38	$0.48	$0.28
Diluted earnings per common share (3)(4)	0.46	0.37	0.47	0.27

2012 (5):
Total revenues	$185,007	$183,851	$190,001	$198,007
Total cost of revenues (exclusive of depreciation)	89,969	92,520	100,411	100,916
Operating income (6)	28,952	23,745	21,728	22,149
Income before income taxes (6)	23,612	18,842	17,114	17,656
Income tax provision (4)	(11,806)	(6,972)	(7,701)	(1,866)
Net income (4)(6)	11,806	11,870	9,413	15,790
Basic earnings per common share (4)(6)	$0.36	$0.37	$0.29	$0.49
Diluted earnings per common share (4)(6)	0.36	0.37	0.29	0.48

(1)

During 2013, we entered into new agreements with Comcast and Time Warner to extend our relationships with these significant clients for an additional four years.  These new agreements included pricing discounts that became effective March 1, 2013 for Comcast and April 1, 2013 for Time Warner, and are reflected in our 2013 results of operations.

(2)

On July 1, 2013, we sold a small print and mail facility and certain of its business operations. As a result of this sale, our third and fourth quarter results reflect the divestiture of approximately $3 million of revenue.

(3)	During the first and fourth quarters of 2013 we incurred restructuring expenses of $0.9 and $11.5 million, respectively, or $0.03 and $0.25 per diluted share (see Note 8).
(4)

Fluctuations in our effective income tax rate between quarters generally relates to the accounting for discrete income tax items in any given quarter, and revisions of estimates for certain income tax components during the year.

•

For 2013: Our effective income tax rates for the first, second, third, and fourth quarters of 2013 were (10)%, 36%, 8%, and 27%, respectively. The negative rate in the first quarter of 2013 reflects the benefit of approximately $6 million of R&D tax credits that we generated in 2012, but were unable to include in the determination of our 2012 effective tax rate as the legislation was not signed into law until 2013.  The lower income tax rates for the third and fourth quarter were mainly driven by incremental R&D income tax credits claimed for development activities from previous years and by the reduction of certain tax allowances related mainly to foreign operations, offset by increases in tax reserves for uncertainties, which provided a benefit of approximately $6 million and $2 million, respectively.

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

(5)

In July 2012, we completed the Ascade acquisition (See Note 3), and as a result, Ascade’s results of operations are included in our third and fourth quarter 2012 results. Additionally, in conjunction with the Ascade acquisition, during the second quarter of 2012 we incurred $0.3 million, or $0.01 per diluted share impact, of acquisition-related charges.

(6)

During the first, second, and fourth quarters of 2012 we incurred restructuring expenses of $0.7 million, $0.1 million, and $1.7 million, respectively, or $0.01, $0.00, and $0.05 per diluted share (see Note 8).

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2014 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned ‘‘Executive Officers of the Registrant’’ included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2014 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2014 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2014 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2014 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 43.

(2) Financial Statement Schedules:

None. Any information required in the Financial Statement Schedules is provided in sufficient detail in our Financial Statements and notes thereto.

(3) Exhibits

Exhibits are listed in the Exhibit Index on page 78.

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

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD B. REED	Chairman of the Board of Directors	February 28, 2014
Donald B. Reed

/s/ PETER E. KALAN	Director, Chief Executive Officer, and President	February 28, 2014
Peter E. Kalan	(Principal Executive Officer)

/s/ RANDY R. WIESE	Executive Vice President and Chief Financial Officer	February 28, 2014
Randy R. Wiese	(Principal Financial Officer)

/s/ ROLLAND B. JOHNS	Chief Accounting Officer	February 28, 2014
Rolland B. Johns	(Principal Accounting Officer)

/s/ RONALD H. COOPER	Director	February 28, 2014
Ronald H. Cooper

/s/ JOHN L. M. HUGHS	Director	February 28, 2014
John L. M. Hughes

/s/ JANICE I. OBUCHOWSKI	Director	February 28, 2014
Janice I. Obuchowski

/s/ BERNARD W. REZNICEK	Director	February 28, 2014
Bernard W. Reznicek

/s/ FRANK V. SICA	Director	February 28, 2014
Frank V. Sica

/s/ DONALD V. SMITH	Director	February 28, 2014
Donald V. Smith

/s/ JAMES A. UNRUH	Director	February 28, 2014
James A. Unruh

EXHIBIT INDEX

Exhibit Number	Description

2.10(21)	Implementation Agreement between CSG Systems International, Inc. and Intec

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(7)	Revised Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

4.10(5)	Indenture dated as of June 2, 2004 between the Registrant and Deutsche Bank Trust Company Americas relating to the CODES

4.20(5)	Registration Rights Agreement dated as of June 2, 2004 between the Registrant and Lehman Brothers Inc.

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

4.60(32)

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

10.02(24)	Second Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 17, 2011

10.04(24)	CSG Systems International, Inc. 2005 Stock Incentive Plan, as adopted on May 17, 2011

10.05(24)	CSG Systems International, Inc. Performance Bonus Program, as adopted on May 17, 2011

10.06(11)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15(19)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16(8)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.21*(13)	CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21A*(22)	Fifth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21B*(23)	Sixth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.21C*(25)	Seventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21D*(30)	Eighth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21E*(30)	Ninth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21F*(30)	Tenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21G*(30)	Eleventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21H*(30)	Twelfth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21I*(31)	Thirteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21J*(31)	Fourteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21K*(31)	Fifteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21L*(31)	Sixteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21M*(32)	Seventeenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21N*(32)	Eighteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21O*(32)	Twentieth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21P*(33)	Nineteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21Q*(33)	Twenty-First Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21R*(33)	Twenty-Second Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21S*(33)	Twenty-Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22*(33)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22A*(34)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22B*(35)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22C*(35)	Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22D*(35)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.22E*	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22F*	Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22G*	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22H*	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23*(16)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.23A*(19)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23B*(22)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23C*(23)	Tenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network, L.L.C.

10.23D*(25)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23E*(25)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23F*(25)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23G*(25)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C

10.23H*(26)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23I*(30)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23J*(29)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23K*(29)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23L*(28)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23M*(29)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23N*(28)	Twenty-first Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23O*(30)	Twenty-second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23P*(30)	Twenty-third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23Q*(30)	Twenty-fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

Exhibit Number	Description
10.23R*(31)	Twenty-fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23S*(31)	Twenty-sixth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23T*(32)	Twenty-seventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23U*(32)	Twenty-eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23V*(32)	Twenty-ninth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23W*(32)	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23X*(34)	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Y*(34)	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Z*(34)	Thirty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AA*(34)	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AB*(35)	Thirty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AC*(35)	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AD*	Thirty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AE*	Thirty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.24*(15)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A*(15)	ComTec Processing and Production Services Agreement

10.24B*(15)	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24C*(22)	Forty-ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24*D(25)	Third Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24E*(25)	Fifty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24F*(25)	Fifty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24G*(30)	Fifty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24H*(30)	Sixty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description

10.24I*(31)	Fifty-Sixth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24J*(31)	Sixty-third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24K*(31)	Sixty-fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24L*(32)	Forty-eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24M*(32)	Fifty-ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24N*(32)	Sixty-seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24O*(32)	Sixty-eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24P(32)	Second Amendment to Affiliate Addendum (Corporate National Sales Division)

10.24P*(33)	Sixtieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Q(32)	Fourth Amendment to Affiliate Addendum Carolina Region

10.24Q*(33)	Seventieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24R(33)	First Amendment to Affiliate Addendum Media Sales Division between CSG Systems, Inc. and Time Warner Cable Inc.

10.24S*(34)	Sixty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24T*(35)	Seventy-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24U*(35)	Seventy-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24V*	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24W*	Seventy-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24X*	Seventy-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Y*	Seventy-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Z*	Eighty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.39(13)	CSG Systems, Inc. Wealth Accumulation Plan, as amended August 15, 2008

10.44(3)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.47(12)	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.47A(13)	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.48(12)	Restated Employment Agreement with Peter E. Kalan, dated May 29, 2008

Exhibit Number	Description
10.48A(13)	First Amendment to Restated Employment Agreement with Peter E. Kalan, dated August 19, 2008

10.49(12)	Restated Employment Agreement with Joseph T. Ruble, dated May 29, 2008

10.49A(13)	First Amendment to Restated Employment Agreement with Joseph T. Ruble, dated August 19, 2008

10.50(4)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51(14)	Employment Agreement with Bret C. Griess dated February 19, 2009

10.52(23)	Restated Employment Agreement with Michael J. Henderson, dated March 16, 2011

10.80(6)	Forms of Agreement for Equity Compensation

10.80A(10)	Forms of Agreement for Equity Compensation

10.80B(9)	Forms of Agreement for Equity Compensation

10.80C(11)	Forms of Agreement for Equity Compensation

10.81(13)	Forms of Agreement for Equity Compensation

10.82(23)	Forms of Agreement for Equity Compensation

10.83(33)	Forms of Agreement for Equity Compensation

10.83(35)	Forms of Agreement for Equity Compensation

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2005.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 8, 2009.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 18, 2010.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 24, 2010.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated July 13, 2010.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2011.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2012, filed on August 29, 2012.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.
(35)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.