Form 10-Q
period 2014-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2014-05-08
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

YES  ☐            NO   ☒

Shares of common stock outstanding at May 2, 2014: 34,090,671

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2014

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$65,454	$82,686
Short-term investments	117,558	128,151
Total cash, cash equivalents and short-term investments	183,012	210,837
Trade accounts receivable:
Billed, net of allowance of $3,104 and $2,359	195,736	178,511
Unbilled	39,541	38,365
Deferred income taxes	9,398	15,085
Income taxes receivable	4,625	3,815
Other current assets	29,461	28,762
Total current assets	461,773	475,375
Non-current assets:
Property and equipment, net of depreciation of $132,028 and $129,522	33,681	35,061
Software, net of amortization of $80,057 and $77,504	43,287	43,565
Goodwill	234,362	233,599
Client contracts, net of amortization of $80,339 and $75,382	52,064	55,191
Deferred income taxes	8,958	7,447
Income taxes receivable	1,846	1,930
Other assets	18,444	16,812
Total non-current assets	392,642	393,605
Total assets	$854,415	$868,980
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$16,875	$15,000
Client deposits	31,571	30,431
Trade accounts payable	31,994	33,376
Accrued employee compensation	36,802	58,434
Deferred revenue	50,373	47,131
Income taxes payable	2,515	2,814
Other current liabilities	24,345	19,620
Total current liabilities	194,475	206,806
Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $18,547 and $19,950	245,828	250,050
Deferred revenue	7,875	9,221
Income taxes payable	1,613	1,909
Deferred income taxes	18,894	20,274
Other non-current liabilities	14,451	14,616
Total non-current liabilities	288,661	296,070
Total liabilities	483,136	502,876
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 34,085 and 33,745 shares outstanding	661	658
Additional paid-in capital	472,766	473,190
Treasury stock, at cost, 32,030 and 32,030 shares	(738,372)	(738,372)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	60	41
Unrecognized loss on change in fair value of interest rate swap contracts, net of tax	-	(98)
Cumulative foreign currency translation adjustments	2,578	1,674
Accumulated earnings	633,586	629,011
Total stockholders' equity	371,279	366,104
Total liabilities and stockholders' equity	$854,415	$868,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2014	2013
Revenues:
Processing and related services	$142,358	$134,634
Software and services	24,856	25,364
Maintenance	20,814	20,634
Total revenues	188,028	180,632
Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	68,427	61,577
Software and services	25,320	21,439
Maintenance	8,357	10,338
Total cost of revenues	102,104	93,354
Other operating expenses:
Research and development	25,007	28,545
Selling, general and administrative	35,299	34,797
Depreciation	3,486	5,000
Restructuring charges	1,218	901
Total operating expenses	167,114	162,597
Operating income	20,914	18,035
Other income (expense):
Interest expense	(2,772)	(2,929)
Amortization of original issue discount	(1,404)	(1,299)
Interest and investment income, net	213	155
Other, net	51	(418)
Total other	(3,912)	(4,491)
Income before income taxes	17,002	13,544
Income tax (provision) benefit	(7,311)	1,354
Net income	$9,691	$14,898

Weighted-average shares outstanding:
Basic	32,319	32,133
Diluted	34,035	32,527

Earnings per common share:
Basic	$0.30	$0.46
Diluted	0.28	0.46

Cash dividends declared per common share:	$0.15	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended March 31,
	2014	2013
Net income	$9,691	$14,898
Other comprehensive income, net of tax:
Foreign currency translation adjustments	904	(8,788)
Unrealized holding gains (losses) on short-term investments arising during period	19	(1)
Defined benefit pension plan:
Net loss arising from period (net of tax effect of $0 and $(119))	-	(183)
Amortization of net actuarial loss included in net periodic pension cost (net of tax effect of $0 and $28)	-	43
Partial settlement of pension plan liability (net of tax effect of $0 and $336)	-	546
Net change in defined benefit pension plan	-	406
Cash flow hedges:
Unrealized gains on change in fair value of interest rate swap contracts (net of tax effect of $110 and $133)	195	210
Reclassification adjustment for losses included in net income (net of tax effect of $(55) and $(66))	(97)	(104)
Net change in cash flow hedges	98	106
Other comprehensive income (loss), net of tax	1,021	(8,277)
Total comprehensive income, net of tax	$10,712	$6,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,691	$14,898
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	3,486	5,000
Amortization	8,590	9,736
Amortization of original issue discount	1,404	1,299
Loss on short-term investments and other	453	867
Gain on disposition of business operations	(222)	-
Deferred income taxes	2,772	6,447
Excess tax benefit of stock-based compensation awards	(1,974)	(537)
Stock-based employee compensation	3,783	3,610
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(18,029)	12,763
Other current and non-current assets	(3,448)	(3,342)
Income taxes payable/receivable	707	(8,641)
Trade accounts payable and accrued liabilities	(17,464)	(29,450)
Deferred revenue	1,673	9,894
Net cash provided by (used in) operating activities	(8,578)	22,544

Cash flows from investing activities:
Purchases of property and equipment	(4,499)	(4,492)
Purchases of short-term investments	(40,531)	(23,220)
Proceeds from sale/maturity of short-term investments	50,855	29,500
Acquisition of and investments in client contracts	(1,509)	(407)
Proceeds from the disposition of business operations	630	-
Net cash provided by investing activities	4,946	1,381

Cash flows from financing activities:
Proceeds from issuance of common stock	340	610
Payment of cash dividends	(5,162)	-
Repurchase of common stock	(6,518)	(11,343)
Payments on long-term debt	(3,750)	(3,750)
Excess tax benefit of stock-based compensation awards	1,974	537
Net cash used in financing activities	(13,116)	(13,946)
Effect of exchange rate fluctuations on cash	(484)	(108)

Net increase (decrease) in cash and cash equivalents	(17,232)	9,871

Cash and cash equivalents, beginning of period	82,686	133,747
Cash and cash equivalents, end of period	$65,454	$143,618

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$3,322	$3,378
Income taxes	3,755	611

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and December 31, 2013, and for the quarters ended March 31, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 10-K”), filed with the SEC. The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the expected results for the entire year ending December 31, 2014.

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

Reclassifications. Maintenance revenues, as well as the cost of maintenance revenues, previously included in software, maintenance and service revenues and software, maintenance and services costs of revenues, respectively, have been presented separately in the Condensed Consolidated Statements of Income (“Income Statements” or “Income Statement”) for the quarter ended March 31, 2013. In addition, certain other 2013 amounts have been reclassified to conform to the 2014 presentation.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of March 31, 2014 and December 31, 2013, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of March 31, 2014 and December 31, 2013, we had $4.9 million and $4.5 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2014 and December 31, 2013 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, an interest rate swap contract, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of March 31, 2014 and December 31, 2013 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of March 31, 2014 and December 31, 2013 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the first quarters of 2014 and 2013 were $50.9 million and $29.5 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$8,740	$—	$8,740	$13,761	$—	$13,761
Commercial paper	—	11,379	11,379	—	19,629	19,629
Short-term investments:
Corporate debt securities	—	66,915	66,915	—	76,786	76,786
Municipal bonds	—	27,564	27,564	—	29,106	29,106
U.S. government agency bonds	—	14,039	14,039	—	18,050	18,050
Asset-backed securities	—	9,040	9,040		4,209	4,209
Total	$8,740	$128,937	$137,677	$13,761	$147,780	$161,541
Liabilities:
Interest rate swap contract (1)	$—	$—	$—	$—	$154	$154
Total	$—	$—	$—	$—	$154	$154

(1)	As of December 31, 2013, the fair value of the interest rate swap contract was classified on our Balance Sheet in other current liabilities.

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement (carrying value including current maturities)	$131,250	$131,250	$135,000	$135,000
Convertible debt (par value)	150,000	185,955	150,000	199,800

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors (the “Board”), authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). We did not repurchase any shares under our Stock Repurchase Program during the first quarter of 2014. During the first quarter of 2013, we repurchased 0.3 million shares of our common stock for $6.5 million (weighted-average price of $19.80 per share). As of March 31, 2014, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 2.1 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the first quarters of 2014 and 2013, we repurchased and then cancelled 0.2 million shares of common stock for $6.5 million and 0.2 million shares of common stock for $4.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividend.  In June 2013, the Board approved the initiation of a quarterly cash dividend to be paid to our stockholders.  During the first quarter of 2014, the Board approved a cash dividend of $0.15 per share of common stock, totaling $5.1 million to stockholders of record on March 12, 2014, of which $4.9 million was paid on March 27, 2014 (with the remaining amount attributed to unvested shares to be paid upon vesting).  In addition, during the first quarter of 2014, we paid cash dividends of $0.3 million related to shares vesting in the first quarter of 2014 (the dividends were previously declared but the shares were unvested at the time of dividend declaration).

Stock-Based Awards. A summary of our unvested restricted common stock activity during the first quarter of 2014 is as follows (shares in thousands):

	Quarter Ended March 31, 2014
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,922	$18.57
Awards granted	632	26.32
Awards forfeited/cancelled	(29)	20.50
Awards vested	(677)	18.48
Unvested awards, ending	1,848	$21.21

Included in the awards granted during the first quarter of 2014, are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the first quarter of 2014 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the first quarters of 2014 and 2013 of $3.8 million and $3.6 million, respectively.

4. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Income Statements.

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended March 31,
	2014	2013
Basic weighted-average common shares	32,319	32,133
Dilutive effect of common stock options	—	3
Dilutive effect of restricted common stock	750	391
Dilutive effect of 2010 Convertible Notes	966	—
Diluted weighted-average common shares	34,035	32,527

There were no potentially dilutive common shares related to stock options and unvested shares of restricted common stock for the first quarters of 2014 and 2013 excluded from the computation of diluted EPS related to common shares.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price (see Note 5).

5. DEBT

Our long-term debt, as of March 31, 2014 and December 31, 2013, was as follows (in thousands):

	March 31, 2014	December 31, 2013
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus 2.00% (combined rate of 2.24% at March 31, 2014 and 2.25% at December 31, 2013)	$131,250	$135,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $18,547 and $19,950, respectively	131,453	130,050
	262,703	265,050
Current portion of long-term debt	(16,875)	(15,000)
Total long-term debt, net	$245,828	$250,050

2012 Credit Agreement. During the three months ended March 31, 2014, we made $3.8 million of principal repayments.

As of March 31, 2014, we were in compliance with the financial ratios and other covenants related to the 2012 Credit Agreement and had no borrowings outstanding on our revolving loan facility and had the entire $100 million available to us.

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

As the result of us declaring a cash dividend in March 2014 (see Note 3), the previous conversion rate for the 2010 Convertible Notes of 41.6555 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $24.01 per share of our common stock) has been adjusted to 41.8811 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $23.88 per share of our common stock).

Refer to Note 6 in our 2013 10-K for disclosure of the 2010 Convertible Notes’ three contingent conversion features. As a result of the cash dividend declaration in March 2014, prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time the price of our common stock trades over $31.04 per share, or 130% of the $23.88 conversion price (previously $31.21 per share, or 130% of the $24.01 conversion price) for a specified period of time.

As of March 31, 2014, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

6. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the three months ended March 31, 2014, were as follows (in thousands):

January 1, 2014 balance	$233,599
Adjustments related to prior acquisitions	(14)
Effects of changes in foreign currency exchange rates	777
March 31, 2014 balance	$234,362

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of March 31, 2014 and December 31, 2013, the carrying values of these assets were as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$132,403	$(80,339)	$52,064	$130,573	$(75,382)	$55,191
Software	123,344	(80,057)	43,287	121,069	(77,504)	43,565
Total	$255,747	$(160,396)	$95,351	$251,642	$(152,886)	$98,756

The total amortization expense related to intangible assets for the first quarters of 2014 and 2013 were $8.0 million and $9.1 million, respectively. Based on the March 31, 2014 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2014 – $29.7 million; 2015 – $20.6 million; 2016 – $14.5 million; 2017 – $11.7 million; and 2018 – $8.7 million.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2014, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2014. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Favorable Settlement of Claims.  In March 2014, we executed a settlement agreement ending litigation we asserted against a third party for patent infringement and misappropriation of trade secrets.  In exchange for the release from the lawsuit initiated, we will receive a total of $6 million, with a portion paid in 2014 and the remainder over the next three years.  We have recorded a total $3.9 million (net of a time value discount and legal costs incurred) as a reduction of selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2014.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

In April 2014, the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) issued a Cautionary Letter (the “Letter”) to the Company, instead of pursuing a civil monetary penalty, after completing its review of the following prior period matters:

•	An administrative subpoena from OFAC requesting document and information related to the possibility of direct or indirect transactions with or to Iranian entities.
•	Our voluntary disclosure to OFAC relating to certain business dealing in Syria.
•	Our voluntary disclosure to OFAC relating to certain business dealings in Iran and another sanctioned/embargoed country.

The Letter represents OFAC’s final enforcement response to the Company’s apparent violations, but does not constitute a final agency determination as to whether violations have occurred.  The Letter does not preclude OFAC from taking future enforcement action should new or additional information warrant renewed attention.  We are not presently a party to any material pending or threatened legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2013 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve.  These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements.  Some of the risks that are foreseen by management are outlined within Part I Item 1A. Risk Factors (“Risk Factors”) of our 2013 10-K.  Readers are strongly encouraged to review that section closely in conjunction with MD&A.

Company Overview

We are one of the world’s largest and most established business support solutions providers primarily serving the communications industry.  Our proven approach and solutions are based on our broad and deep experience in serving clients in the communications industry as their businesses have evolved from a single product offering to a highly complex, highly competitive, multi-product service offering.  Our approach has centered on using the best technology for the various functions required to provide world-class solutions.

Our solutions help service providers streamline and scale operations, introduce and adapt products and services to meet customer demands, and address the challenges and opportunities brought about by change.  Our broad suite of solutions helps our clients improve their business operations by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions, while at the same time, more efficiently managing the service provider’s cost structure.  Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the ever expanding needs of communications service providers to provide a differentiated, real-time, and personal experience for their consumers.  This extensive suite of solutions includes revenue management, content management and monetization, customer interaction management, and business intelligence.

We generate approximately 65% of our revenues from the North American cable and satellite markets, approximately 25% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation.  Additionally, during the first quarter of 2014, we generated approximately 86% of our revenues from the Americas region, approximately 10% of our revenues from the Europe, Middle East and Africa region, and approximately 4% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

First Quarter Highlights.  A summary of our results of operations for the first quarter of 2014, when compared to the first quarter of 2013, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2014	March 31, 2013
Revenues	$188,028	$180,632
Operating Results:
Operating income	20,914	18,035
Operating income margin	11.1%	10.0%
Diluted EPS	$0.28	$0.46
Supplemental Data:
ACP customer accounts (end of period)	49,811	49,151
Restructuring charges	$1,218	$901
Stock-based compensation	3,783	3,610
Amortization of acquired intangible assets	3,990	5,102
Amortization of OID	1,404	1,299

Revenues.  Our revenues for the first quarter of 2014 were $188.0 million, an increase of 4% when compared to $180.6 million for the same period in 2013.  The increase in revenues can be attributed to a strong quarter of processing revenues, driven in large part by special project work and continued growth in several of our ancillary products and services, offset by reductions related to two business divestitures completed in 2013, which are discussed in our 2013 Form 10-K.

Operating Results.  Operating income for the first quarter of 2014 was $20.9 million, or an 11.1% operating income margin percentage, compared to $18.0 million, or a 10.0% operating income margin percentage, for the first quarter of 2013.  The improvements in operating income and operating income margin percentage are primarily due to our higher revenue performance year-over-year, offset to a certain degree by an increase in expenses.

Diluted EPS.  Diluted EPS for the first quarter of 2014 was $0.28 compared to $0.46 for the first quarter of 2013.  The first quarter of 2013 diluted EPS was positively impacted by $0.18 due to the income tax benefit in the quarter related to the 2012 R&D income tax credits that were passed by Congress and recognized after the end of 2012.

Cash and Cash Flows.  As of March 31, 2014, we had cash, cash equivalents and short-term investments of $183.0 million, as compared to $210.8 million as of December 31, 2013.  Our cash flows from operating activities for the first quarter of 2014 were negative $(8.6) million and were negatively impacted by unfavorable timing changes in working capital items for the quarter.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast, DISH Network Corporation (“DISH”), and Time Warner.  Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Comcast	21%	20%	20%
DISH	15%	15%	15%
Time Warner	11%	10%	11%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
Comcast	19%	21%	19%
DISH	13%	14%	14%
Time Warner	13%	9%	11%

See our 2013 10-K for additional discussion of our business relationships and contractual terms with the above mentioned significant clients.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations.  Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; (v) business combinations and asset purchases; and (vi) loss contingencies.  These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2013 10-K.

Results of Operations

Total Revenues.  Total revenues for the first quarter of 2014 were $188.0 million, a 4% increase when compared to $180.6 million for the first quarter of 2013.  The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended March 31,
	2014	2013
Revenues:
Processing and related services	$142,358	$134,634
Software and services	24,856	25,364
Maintenance	20,814	20,634
Total revenues	$188,028	$180,632

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the first quarter of 2014 and 2013 were as follows (in thousands):

	Quarter Ended March 31,
	2014	2013
Americas (principally the U.S.)	$162,345	$154,033
Europe, Middle East, and Africa	18,391	19,464
Asia Pacific	7,292	7,135
Total revenues	$188,028	$180,632

Processing and related services revenues.  Processing and related services revenues for the first quarter of 2014 increased 6% to $142.4 million, from $134.6 million for the first quarter of 2013.  The increase in processing and related services revenues is due to a strong first quarter of 2014, driven in large part by special project work and continued growth in several of our ancillary products and services, offset by divested revenues resulting from the sale of a small print operation and our marketing analytics business during the second half of 2013, discussed in greater detail in our 2013 Form 10-K.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the first quarter of 2014 and 2013 were $1.5 million and $1.6 million, respectively.

•	Total customer accounts processed on our ACP solution as of March 31, 2014 were 49.8 million, compared to 49.5 million as of December 31, 2013, and 49.2 million as of March 31, 2013.

Software and Services Revenues.  Software and services revenues for the first quarter of 2014 were $24.9 million, a slight decrease when compared to $25.4 million for the first quarter of 2013.  This slight decrease in software and services revenues can be attributed to the normal fluctuations between periods in our software and professional services business.

Maintenance Revenues.  Maintenance revenues for the first quarter of 2014 were $20.8 million, relatively consistent with the $20.6 million generated in the first quarter of 2013.

Total Expenses.  Our operating expenses for the first quarter of 2014 were $167.1 million, a 3% increase when compared to $162.6 million for the first quarter of 2013, with the increase reflective of the increase in revenues between periods.  Additionally, we incurred expenses related to the following unique items during the first quarter of 2014.  These items essentially offset each other within our total expenses, but are classified in different line items within our Income Statement:

•

We recorded a provision of approximately $4 million (included in the cost of software and services) for estimated cost overruns related to a large software and services implementation project.  Because of the complexity of the overall project, the estimated costs and efforts required to complete the project have increased significantly from our original expectations.  In addition, we may experience additional changes in our overall estimated costs to complete this project over the remainder of 2014.

•

We executed a settlement agreement ending litigation that we had asserted against a third party for patent infringement and misappropriation of trade secrets.  In exchange for the release from the lawsuit we initiated, we will receive a total settlement of $6 million, with a portion to be paid in 2014 and the remainder over the next three years.  As a result, we recorded $3.9 million (net of a time value discount and legal costs incurred) as a reduction of SG&A expenses for the first quarter of 2014.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2013 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services (Exclusive of Depreciation).  The cost of processing and related services for the first quarter of 2014 increased 11%, to $68.4 million, from $61.6 million for the first quarter of 2013, with the increase primarily due to the following key items: (i) an increase in certain variable costs related to a corresponding increase in related revenues; (ii) an increase in our ACP data processing costs resulting from our clients’ continued growth and increasing complexities of their businesses, thus requiring more computing resources; and (iii) normal cost of living adjustments between years.  Total processing and related services cost as a percentage of our processing and related services revenues for the first quarter of 2014 and 2013 were 48.1% and 45.7%, respectively.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the first quarter of 2014 increased 18% to $25.3 million, from $21.4 million for the first quarter of 2013.  Total software and services cost as a percentage of our software and services revenues for the first quarter of 2014 and 2013 were 101.9% and 84.5%, respectively. These year-over-year increases are attributed to the estimated cost overruns related to the large software and services implementation project, discussed above.

Variability in quarterly revenues and operating results are inherent characteristics of companies that sell software licenses and perform professional services.  Our quarterly revenues for software licenses and professional services may fluctuate, depending on various factors, including the timing of executed contracts and revenue recognition, and the delivery of contracted solutions.  However, the costs associated with software and professional services revenues are not subject to the same degree of variability (e.g., these costs are generally fixed in nature within a relatively short period of time), and thus, fluctuations in our cost of software and services as a percentage of our software and services revenues will likely occur between periods.

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the first quarter of 2014 decreased 19% to $8.4 million, from $10.3 million for the first quarter of 2013, with the decrease mainly due to a decrease in amortization expense for certain technology assets that became fully amortized during 2013.  Total cost of maintenance as a percentage of our maintenance revenues for the first quarter of 2014 and 2013 were 40.2% and 50.1%, respectively.

R&D Expense.  R&D expense for the first quarter of 2014 decreased 12% to $25.0 million, from $28.5 million for the first quarter of 2013.  The decrease in R&D expense between years is primarily a result of the reassignment of resources previously assigned to development projects to other areas of the business, primarily client directed and funded work on our ACP platform.  As a percentage of total revenues, R&D expense was 13.3% for the first quarter of 2014 compared to 15.8% for the first quarter of 2013.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while turning transactions into revenues.  This includes the continued investment in our business support solutions aimed at improving a providers’ time-to-market, flexibility, scalability, and total cost of ownership.  We expect that our R&D investment activities in the near-term will be relatively consistent with previous quarters, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

SG&A Expense.  SG&A expense for the first quarter of 2014 was $35.3 million, a slight increase when compared to $34.8 million for the first quarter of 2013.  However, included in the first quarter 2014 SG&A expense is the $3.9 million reduction of expense related to the settlement agreement discussed above.  This expense reduction was offset by the investments we are making in the business towards new initiatives, to include our enterprise security offerings.

Our SG&A costs as a percentage of total revenues for the first quarter of 2014 and 2013 were 18.8% and 19.3%, respectively. Because of the investments we expect to continue to make in new initiatives over the next several quarters, and because of the nonrecurring nature of the benefit from our settlement agreement this quarter, we expect our SG&A costs to trend back up towards the levels we experienced is some of the more recent previous quarters, with the level of SG&A spend highly dependent upon the opportunities that we see in our markets.

Depreciation Expense.  Depreciation expense for the first quarter of 2014 decreased 30% to $3.5 million, from $5.0 million for the first quarter of 2013, with the decrease a result of certain assets that are still in use becoming fully depreciated over the past year and due to assets being sold as part of our 2013 divestures.

Operating Income. Operating income and operating income margin percentage for the first quarter of 2014 was $20.9 million, or 11.1% of total revenues, compared to $18.0 million, or 10.0% of total revenues for the first quarter of 2013. The increase in operating income and operating income margin percentage between periods reflects the impact of the higher revenue performance for the quarter, which was offset to a certain degree by the increase in expenses, discussed above.

Income Tax Provision.  The effective income tax rates for the first quarter of 2014 and 2013 were as follows:

Quarter Ended March 31,
2014	2013
43%	(10)%

For the full-year 2014 we are currently estimating an effective income tax rate of 44%, which does not include any benefit from R&D tax credits generated during the year, as they have not yet received Congressional approval.  If enacted prior to the end of the year, we would anticipate income tax benefits for our 2014 R&D tax credits to be similar to our previous year levels.

The negative effective income tax rate for the first quarter of 2013 reflects the benefit of approximately $6 million of R&D tax credits that we generated in 2012 but were recorded in the first quarter of 2013.  As a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, we were unable to include these credits in the determination of our 2012 effective income tax rate, as a change in tax law is accounted for in the period of enactment.  Thus, the benefit of these credits is reflected in our first quarter 2013 effective income tax rate.

Liquidity

Cash and Liquidity

As of March 31, 2014, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $183.0 million, compared to $210.8 million as of December 31, 2013.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in November 2017 (or December 31, 2016 if certain conditions exist).  As of March 31, 2014, there were no borrowings outstanding on the Revolver.  The Credit Agreement contains customary affirmative covenants and financial covenants.  As of March 31, 2014, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31, 2014	December 31, 2013
Americas (principally the U.S.)	$159,677	$187,596
Europe, Middle East and Africa	19,123	18,665
Asia Pacific	4,212	4,576
Total cash, equivalents and short-term investments	$183,012	$210,837

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of March 31, 2014, we had $4.9 million of cash restricted as to use to collateralize outstanding letters of credit.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.  See our 2013 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our 2013 and 2014 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2013:
March 31	$41,320	$(18,776)	$22,544
June 30	31,308	7,494	38,802
September 30	29,634	(4,398)	25,236
December 31	30,396	9,656	40,052
2014:
March 31	$27,983	$(36,561)	$(8,578)

We believe the above table illustrates our ability to generate strong quarterly cash flows, and the importance of managing our working capital items.  As the table above illustrates, the operations portion of our cash flows from operating activities remains a strong measure for us, and is relatively consistent between periods, after taking into consideration the timing of certain income tax items positively impacting the first quarter of 2013.  The variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between 2014 and 2013 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2013:
March 31	$182,711	$(3,618)	$179,093	64
June 30	176,271	(3,750)	172,521	65
September 30	177,800	(3,043)	174,757	65
December 31	180,870	(2,359)	178,511	64
2014:
March 31	$198,840	$(3,104)	$195,736	64

The increase in gross and net billed accounts receivable in the first quarter of 2014 is primarily related to the timing around certain recurring customer payments that were received after the quarter ended.  All other changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter end, evidenced by our consistent DBO metric over the past several quarters.

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

Accrued Employee Compensation

Accrued employee compensation decreased $21.6 million, from $58.4 million as of December 31, 2013 to $36.8 million as of March 31, 2014.  This decrease is primarily due to the payment of 2013 employee incentive compensation.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.  During the first quarter of 2014 and 2013, we purchased $40.5 million and $23.2 million, respectively, and sold (or had mature) $50.9 million and $29.5 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for first quarter of 2014 and 2013, for property and equipment, and investments in client contracts were as follows (in thousands):

	Quarter Ended March 31,
	2014	2013
Property and equipment	$4,499	$4,492
Client contracts	1,509	407

The property and equipment expenditures during the first quarter of 2014 consisted principally of investments in: (i) computer hardware, software, and related equipment; and (ii) facilities and internal infrastructure items.

The investments in client contracts for the first quarter of 2014 relate to client incentive payments and for the first quarter of 2013 relate to the deferral of costs related to conversion/set-up services provided under long-term processing contracts.

Cash Flows From Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Repurchase of Common Stock.  During the first quarter of 2013, we repurchased approximately 0.3 million shares of our common stock under the guidelines of our Stock Repurchase Program for $6.5 million.  In addition, outside of our Stock Repurchase Program, during the first quarter of 2014 and 2013, we repurchased from our employees and then cancelled approximately 0.2 million shares of our common stock in each period for $6.5 million and $4.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends Paid on Common Stock.  During the first quarter of 2014, we paid Board approved dividend payments totaling $5.2 million, of which $4.9 million related to the cash divided that was approved in the first quarter of 2014, with the remaining amount attributed to previously unvested shares that were paid upon vesting in the first quarter.

Long-term Debt.  During the first quarter of 2014 and 2013, we made $3.8 million of principal repayments during each period.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of March 31, 2014, we had cash, cash equivalents, and short-term investments of $183.0 million, of which approximately 86% is in U.S. Dollars and held in the U.S. We have $4.9 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. We have a $100 million senior secured revolving loan facility with a syndicate of financial institutions that expires in November 2017 (or December 2016 if certain conditions exist—see Note 5 to our Financial Statements for additional details). As of the date of this filing, we have $100 million of the revolving loan facility available to us.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program.  We did not repurchase any shares under our Stock Repurchase Program during the first quarter of 2014. As of March 31, 2014, we have 2.1 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Cash Dividends. In June 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders. During the first quarter of 2014, we made dividend payments totaling $5.2 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, at a similar level, with the amount and timing subject to the Boards’ approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Capital Expenditures. During the first quarter of 2014, we spent $4.5 million on capital expenditures. At this time, we expect our 2014 capital expenditures to be relatively consistent with that of 2013. As of March 31, 2014, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the first quarter of 2014, we made client incentive payments of $1.5 million. As of March 31, 2014, we had commitments to make $4.5 million of client incentive payments, $1.5 million for the remainder of 2014 and $1.5 million in 2015 and 2016, respectively.

•

Long-Term Debt Service. As of March 31, 2014 our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $131.3 million. During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time related to the 2010 Convertible Notes is the $4.5 million of interest payments. Over the next 12 months, the mandatory repayments and the cash interest expense (based upon current interest rates) for our Credit Agreement are approximately $16.9 million and $3.2 million, respectively. We have the ability to make prepayments on our Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of March 31, 2014, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

The interest rate on our convertible debt is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin.  As of March 31, 2014, we were exposed to fluctuations in interest rate movements on $131.3 million of our Term Loan.  See Note 5 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the March 31, 2014 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of March 31, 2014 and December 31, 2013 were $65.4 million and $82.7 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2014 and December 31, 2013 were $117.6 million and $128.2 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash, primarily in the U.S.  The day-to-day management of our U.S. short-term investments is performed by a large financial institution, using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with:  (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the first quarter of 2014, we generated approximately 88% of our revenues in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of March 31, 2014 and December 31, 2013, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2014		December 31, 2013
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$-	$2,491	$(39)	$3,075
Euro	(67)	8,632	(41)	5,618
U.S. Dollar	(251)	13,191	(191)	18,996
Other	(73)	3,026	(8)	2,686
Totals	$(391)	$27,340	$(279)	$30,375

A hypothetical adverse change of 10% in the March 31, 2014 exchange rates would not have had a material impact upon our results of operations.

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

In April 2014, the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) issued a Cautionary Letter (the “Letter”) to the Company, instead of pursuing a civil monetary penalty, after completing its review of the following prior period matters:

•	An administrative subpoena from OFAC requesting document and information related to the possibility of direct or indirect transactions with or to Iranian entities.
•	Our voluntary disclosure to OFAC relating to certain business dealing in Syria.
•	Our voluntary disclosure to OFAC relating to certain business dealings in Iran and another sanctioned/embargoed country.

The Letter represents OFAC’s final enforcement response to the Company’s apparent violations, but does not constitute a final agency determination as to whether violations have occurred.  The Letter does not preclude OFAC from taking future enforcement action should new or additional information warrant renewed attention.

We are not presently a party to any material pending or threatened legal proceedings.

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item IA. Risk Factors in our 2013 Form 10-K.  There were no material changes to the risk factors disclosed in our 2013 Form 10-K during the first quarter of 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the first quarter of 2014 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 – January 31	1,490	$30.34	-	2,130,881
February 1 – February 28	141,056	27.34	-	2,130,881
March 1 – March 31	93,196	27.97	-	2,130,881
Total	235,742	$27.61	-
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

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

Dated: May 8, 2014

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Peter E. Kalan
Peter E. Kalan
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.23AF*	Fortieth Amendment to the Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.23AG*	Forty-First Amendment to the Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.24AA*	Seventy-Fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AB*	Seventy-Eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AC*	Seventy-Ninth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.