Form 10-K/A
period 2013-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2014-07-09
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

CSG SYSTEMS INTERNATIONAL, INC.

2013 FORM 10-K/A (Amendment No. 1)

TABLE OF CONTENTS

PART IV

Item 15.	Exhibits, Financial Statement Schedules	3
	Signatures	4

CSG Systems International, Inc. (the "Company" or forms of the pronoun "we") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2013, as originally filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2014 (the “Original Filing”), for the sole purpose of refiling a revised, redacted version of Exhibit 10.22H to address comments received from the Commission in connection with its review of the Company’s confidential treatment request for certain portions of Exhibit 10.22H. Exhibit 10.22H has been revised to only redact those words and phrases for which confidentiality is necessary and supported by the Freedom of Information Act and applicable Commission rules.  Specifically, certain words and phrases in sections 3 and 4 of CD Schedule C to Exhibit 10.22H that were redacted in the Original Filing are now filed in non-redacted form.

No other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date or modify or update those disclosures that may be affected by subsequent events. As such, this Form 10–K/A should be read in conjunction with the Original Filing.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

(3) Exhibits

Exhibits are listed in the Exhibit Index on page 5.

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

Date: July 9, 2014

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

10.02(24)	Second Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 17, 2011

10.04(24)	CSG Systems International, Inc. 2005 Stock Incentive Plan, as adopted on May 17, 2011

10.05(24)	CSG Systems International, Inc. Performance Bonus Program, as adopted on May 17, 2011

10.06(11)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15(19)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16(8)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.21*(13)	CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21A*(22)	Fifth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21B*(23)	Sixth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.21C*(25)	Seventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21D*(30)	Eighth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21E*(30)	Ninth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21F*(30)	Tenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21G*(30)	Eleventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21H*(30)	Twelfth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21I*(31)	Thirteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21J*(31)	Fourteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21K*(31)	Fifteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21L*(31)	Sixteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21M*(32)	Seventeenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21N*(32)	Eighteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21O*(32)	Twentieth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21P*(33)	Nineteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21Q*(33)	Twenty-First Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21R*(33)	Twenty-Second Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21S*(33)	Twenty-Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22*(33)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22A*(34)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22B*(35)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22C*(35)	Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22D*(35)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.22E*(36)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22F*(36)	Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22G*(36)	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22H*	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23*(16)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.23A*(19)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23B*(22)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23C*(23)	Tenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network, L.L.C.

10.23D*(25)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23E*(25)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23F*(25)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23G*(25)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C

10.23H*(26)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23I*(30)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23J*(29)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23K*(29)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23L*(28)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23M*(29)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23N*(28)	Twenty-first Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23O*(30)	Twenty-second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23P*(30)	Twenty-third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23Q*(30)	Twenty-fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

Exhibit Number	Description
10.23R*(31)	Twenty-fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23S*(31)	Twenty-sixth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23T*(32)	Twenty-seventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23U*(32)	Twenty-eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23V*(32)	Twenty-ninth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23W*(32)	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23X*(34)	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Y*(34)	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Z*(34)	Thirty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AA*(34)	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AB*(35)	Thirty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AC*(35)	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AD*(36)	Thirty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AE*(36)	Thirty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.24*(15)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A*(15)	ComTec Processing and Production Services Agreement

10.24B*(15)	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24C*(22)	Forty-ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24*D(25)	Third Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24E*(25)	Fifty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24F*(25)	Fifty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24G*(30)	Fifty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24H*(30)	Sixty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description

10.24I*(31)	Fifty-Sixth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24J*(31)	Sixty-third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24K*(31)	Sixty-fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24L*(32)	Forty-eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24M*(32)	Fifty-ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24N*(32)	Sixty-seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24O*(32)	Sixty-eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24P(32)	Second Amendment to Affiliate Addendum (Corporate National Sales Division)

10.24P*(33)	Sixtieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Q(32)	Fourth Amendment to Affiliate Addendum Carolina Region

10.24Q*(33)	Seventieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24R(33)	First Amendment to Affiliate Addendum Media Sales Division between CSG Systems, Inc. and Time Warner Cable Inc.

10.24S*(34)	Sixty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24T*(35)	Seventy-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24U*(35)	Seventy-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24V*(36)	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24W*(36)	Seventy-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24X*(36)	Seventy-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Y*(36)	Seventy-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Z*(36)	Eighty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.39(13)	CSG Systems, Inc. Wealth Accumulation Plan, as amended August 15, 2008

10.44(3)	CSG Systems International, Inc. Stock Option Plan for Non-Employee Directors

10.47(12)	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.47A(13)	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.48(12)	Restated Employment Agreement with Peter E. Kalan, dated May 29, 2008

Exhibit Number	Description
10.48A(13)	First Amendment to Restated Employment Agreement with Peter E. Kalan, dated August 19, 2008

10.49(12)	Restated Employment Agreement with Joseph T. Ruble, dated May 29, 2008

10.49A(13)	First Amendment to Restated Employment Agreement with Joseph T. Ruble, dated August 19, 2008

10.50(4)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51(14)	Employment Agreement with Bret C. Griess dated February 19, 2009

10.52(23)	Restated Employment Agreement with Michael J. Henderson, dated March 16, 2011

10.80(6)	Forms of Agreement for Equity Compensation

10.80A(10)	Forms of Agreement for Equity Compensation

10.80B(9)	Forms of Agreement for Equity Compensation

10.80C(11)	Forms of Agreement for Equity Compensation

10.81(13)	Forms of Agreement for Equity Compensation

10.82(23)	Forms of Agreement for Equity Compensation

10.83(33)	Forms of Agreement for Equity Compensation

10.83(35)	Forms of Agreement for Equity Compensation

21.01(36)	Subsidiaries of the Registrant

23.01(36)	Consent of KPMG LLP

31.01(36)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.01A	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02(36)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02A	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01(36)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(36)	XBRL Instance Document

101.SCH(36)	XBRL Taxonomy Extension Schema Document

101.CAL(36)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(36)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(36)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(36)	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement No. 333-117427 on Form S-3.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2005.

(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 8, 2009.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 18, 2010.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 24, 2010.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated July 13, 2010.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2011.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2012, filed on August 29, 2012.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.
(35)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.
(36)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.