Form 10-Q
period 2014-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2014-08-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

YES  ☐            NO   ☒

Shares of common stock outstanding at August 1, 2014: 34,686,310

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2014

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$86,122	$82,686
Short-term investments	103,461	128,151
Total cash, cash equivalents and short-term investments	189,583	210,837
Trade accounts receivable:
Billed, net of allowance of $2,798 and $2,359	191,615	178,511
Unbilled	39,592	38,365
Deferred income taxes	11,445	15,085
Income taxes receivable	7,640	3,815
Other current assets	35,105	28,762
Total current assets	474,980	475,375
Non-current assets:
Property and equipment, net of depreciation of $135,345 and $129,522	35,711	35,061
Software, net of amortization of $83,146 and $77,504	46,434	43,565
Goodwill	236,788	233,599
Client contracts, net of amortization of $85,759 and $75,382	49,436	55,191
Deferred income taxes	7,950	7,447
Income taxes receivable	1,833	1,930
Other assets	17,658	16,812
Total non-current assets	395,810	393,605
Total assets	$870,790	$868,980
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$18,750	$15,000
Client deposits	32,445	30,431
Trade accounts payable	36,306	33,376
Accrued employee compensation	42,974	58,434
Deferred revenue	50,377	47,131
Income taxes payable	2,273	2,814
Other current liabilities	21,615	19,620
Total current liabilities	204,740	206,806
Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $17,116 and $19,950	241,634	250,050
Deferred revenue	7,363	9,221
Income taxes payable	1,613	1,909
Deferred income taxes	17,653	20,274
Other non-current liabilities	14,957	14,616
Total non-current liabilities	283,220	296,070
Total liabilities	487,960	502,876
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 34,092 and 33,745 shares outstanding	661	658
Additional paid-in capital	477,053	473,190
Treasury stock, at cost, 32,030 and 32,030 shares	(738,372)	(738,372)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	51	41
Unrecognized loss on change in fair value of interest rate swap contracts, net of tax	-	(98)
Cumulative foreign currency translation adjustments	5,749	1,674

Accumulated earnings	637,688	629,011
Total stockholders' equity	382,830	366,104
Total liabilities and stockholders' equity	$870,790	$868,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Processing and related services	$136,357	$131,184	$278,715	$265,818
Software and services	25,618	31,391	50,474	56,755
Maintenance	22,583	23,532	43,397	44,166
Total revenues	184,558	186,107	372,586	366,739
Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	67,364	62,964	135,791	124,541
Software and services	17,871	22,506	43,191	43,945
Maintenance	8,447	9,288	16,804	19,626
Total cost of revenues	93,682	94,758	195,786	188,112
Other operating expenses:
Research and development	26,437	27,548	51,444	56,093
Selling, general and administrative	39,140	37,388	74,439	72,185
Depreciation	3,440	4,770	6,926	9,770
Restructuring charges	39	(38)	1,257	863
Total operating expenses	162,738	164,426	329,852	327,023
Operating income	21,820	21,681	42,734	39,716
Other income (expense):
Interest expense	(2,546)	(3,180)	(5,318)	(6,109)
Amortization of original issue discount	(1,430)	(1,325)	(2,834)	(2,624)
Interest and investment income, net	225	188	438	343
Other, net	(328)	1,498	(277)	1,080
Total other	(4,079)	(2,819)	(7,991)	(7,310)
Income before income taxes	17,741	18,862	34,743	32,406
Income tax provision	(8,338)	(6,790)	(15,649)	(5,436)
Net income	$9,403	$12,072	$19,094	$26,970

Weighted-average shares outstanding:
Basic	32,619	32,125	32,469	32,129
Diluted	33,543	32,439	33,789	32,483

Earnings per common share:
Basic	$0.29	$0.38	$0.59	$0.84
Diluted	0.28	0.37	0.57	0.83

Cash dividends declared per common share:	$0.1575	$0.1500	$0.3075	$0.1500

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$9,403	$12,072	$19,094	$26,970
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,171	(901)	4,075	(9,689)
Unrealized holding gains (losses) on short-term investments arising during period	(9)	(55)	10	(56)
Defined benefit pension plan:
Net loss arising from period (net of tax effect of $0, $0, $0, and $(119))	-	-	-	(183)
Amortization of net actuarial loss included in net periodic pension cost (net of tax effect of $0, $0, $0, and $28)	-	-	-	43
Partial settlement of pension plan liability (net of tax effect of $0, $0, $0 and $336)	-	-	-	546
Net change in defined benefit pension plan	-	-	-	406
Cash flow hedges:
Unrealized gains on change in fair value of interest rate swap contracts (net of tax effect of $0, $217, $110, and $350)	-	342	195	552
Reclassification adjustment for losses included in net income (net of tax effect of $0, $(113), $(55), and $(179))	-	(178)	(97)	(282)
Net change in cash flow hedges	-	164	98	270
Other comprehensive income (loss), net of tax	3,162	(792)	4,183	(9,069)
Total comprehensive income, net of tax	$12,565	$11,280	$23,277	$17,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$19,094	$26,970
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	6,926	9,770
Amortization	16,924	18,757
Amortization of original issue discount	2,834	2,624
Loss on short-term investments and other	735	998
Gain on disposition of business operations	(222)	-
Deferred income taxes	766	6,533
Excess tax benefit of stock-based compensation awards	(1,984)	(542)
Stock-based employee compensation	7,714	7,518
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(13,457)	10,382
Other current and non-current assets	(8,987)	(8,367)
Income taxes payable/receivable	(2,512)	(4,178)
Trade accounts payable and accrued liabilities	(12,353)	(16,763)
Deferred revenue	791	7,644
Net cash provided by operating activities	16,269	61,346

Cash flows from investing activities:
Purchases of property and equipment	(11,196)	(11,125)
Purchases of short-term investments	(85,014)	(98,883)
Proceeds from sale/maturity of short-term investments	109,138	41,361
Acquisition of and investments in client contracts	(3,296)	(3,808)
Proceeds from the disposition of business operations	630	-
Net cash provided by (used in) investing activities	10,262	(72,455)

Cash flows from financing activities:
Proceeds from issuance of common stock	661	921
Payment of cash dividends	(10,322)	-
Repurchase of common stock	(6,584)	(14,883)
Payments on acquired asset financing	(1,097)	(1,894)
Payments on long-term debt	(7,500)	(7,500)
Excess tax benefit of stock-based compensation awards	1,984	542
Net cash used in financing activities	(22,858)	(22,814)
Effect of exchange rate fluctuations on cash	(237)	(2,975)

Net increase (decrease) in cash and cash equivalents	3,436	(36,898)

Cash and cash equivalents, beginning of period	82,686	133,747
Cash and cash equivalents, end of period	$86,122	$96,849

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$4,211	$4,770
Income taxes	17,075	2,306
Non-cash financing activity -
Cash dividends payable	-	5,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and December 31, 2013, and for the second quarters and six months ended June 30, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 10-K”), filed with the SEC. The results of operations for the quarter and six months ended June 30, 2014 are not necessarily indicative of the expected results for the entire year ending December 31, 2014.

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

Reclassifications. Maintenance revenues, as well as the cost of maintenance revenues, previously included in software, maintenance and service revenues and software, maintenance and services costs of revenues, respectively, have been presented separately in our Condensed Consolidated Statements of Income (“Income Statements” or “Income Statement”) for the quarter and six months ended June 30, 2013. In addition, certain other 2013 amounts have been reclassified to conform to the 2014 presentation.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of June 30, 2014 and December 31, 2013, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of June 30, 2014 and December 31, 2013, we had $4.9 million and $4.5 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments. Our financial instruments as of June 30, 2014 and December 31, 2013 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, an interest rate swap contract, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of June 30, 2014 and December 31, 2013 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of June 30, 2014 and December 31, 2013 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2014 and 2013 were $109.1 million and $41.4 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$18,771	$—	$18,771	$13,761	$—	$13,761
Commercial paper	—	9,649	9,649	—	19,629	19,629
Short-term investments:
Corporate debt securities	—	50,892	50,892	—	76,786	76,786
Municipal bonds	—	24,920	24,920	—	29,106	29,106
U.S. government agency bonds	—	14,033	14,033	—	18,050	18,050
Asset-backed securities	—	13,616	13,616		4,209	4,209
Total	$18,771	$113,110	$131,881	$13,761	$147,780	$161,541
Liabilities:
Interest rate swap contract (1)	$—	$—	$—	$—	$154	$154
Total	$—	$—	$—	$—	$154	$154

(1)	As of December 31, 2013, the fair value of the interest rate swap contract was classified on our Balance Sheet in other current liabilities.

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement (carrying value including current maturities)	$127,500	$127,500	$135,000	$135,000
Convertible debt (par value)	150,000	188,145	150,000	199,800

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Accounting Pronouncement Issued But Not Yet Effective. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a single comprehensive model which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated accounting guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016.  Early adoption is not permitted.  An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.  We are currently in the process of evaluating the impact that this new guidance will have on our consolidated financial statements and our method of adoption.

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors (the “Board”), authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). We did not repurchase any shares under our Stock Repurchase Program during the six months ended June 30, 2014. During the six months ended June 30, 2013, we repurchased 0.5 million shares of our common stock for $10.0 million (weighted-average price of $20.21 per share). As of June 30, 2014, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 2.1 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the six months ended June 30, 2014 and 2013, we repurchased and then cancelled 0.2 million shares of common stock for $6.6 million and 0.2 million shares of common stock for $4.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Dividends.  In June 2013, the Board approved the initiation of a quarterly cash dividend to be paid to our stockholders.  During the second quarter of 2014, the Board approved a quarterly cash dividend of $0.1575 per share of common stock, totaling $5.4 million. During the second quarter of 2013, the Board approved a quarterly cash dividend of $0.15 per share of common stock, totaling $5.1 million. Dividends for the six months ended June 30, 2014 and 2013, totaled $10.5 million and $5.1 million, respectively.

Stock Incentive Plan.  In May 2014, our stockholders approved an increase of 2.9 million shares authorized for issuance under the 2005 Stock Incentive Plan, from 15.8 million shares to 18.7 million shares.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the second quarter and six months ended June 30, 2014 is as follows (shares in thousands):

	Quarter Ended June 30, 2014		Six Months Ended June 30, 2014
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,848	$21.21	1,922	$18.57
Awards granted	18	25.09	650	26.28
Awards forfeited/cancelled	(21)	20.12	(51)	20.32
Awards vested	(13)	21.03	(689)	18.52
Unvested awards, ending	1,832	$21.27	1,832	$21.27

Included in the awards granted during the six months ended June 30, 2014, are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the quarter and six months ended June 30, 2014 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the second quarters of 2014 and 2013 of $3.9 million and $3.9 million, respectively, and for the six months ended June 30, 2014 and 2013 of $7.7 million $7.5 million, respectively.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted-average common shares	32,619	32,125	32,469	32,129
Dilutive effect of common stock options	—	—	—	2
Dilutive effect of restricted common stock	370	314	560	352
Dilutive effect of 2010 Convertible Notes	554	—	760	—
Diluted weighted-average common shares	33,543	32,439	33,789	32,483

There were no potentially dilutive common shares related to stock options and unvested shares of restricted common stock for the second quarters of 2014 and 2013 and six months ended June 30, 2014 and 2013 excluded from the computation of diluted EPS related to common shares.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price (see Note 5).

5. DEBT

Our long-term debt, as of June 30, 2014 and December 31, 2013, was as follows (in thousands):

	June 30, 2014	December 31, 2013
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus 2.00% (combined rate of 2.23% at June 30, 2014 and 2.25% at December 31, 2013)	$127,500	$135,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $17,116 and $19,950, respectively	132,884	130,050
	260,384	265,050
Current portion of long-term debt	(18,750)	(15,000)
Total long-term debt, net	$241,634	$250,050

2012 Credit Agreement. During the six months ended June 30, 2014, we made $7.5 million of principal repayments.

As of June 30, 2014, we were in compliance with the financial ratios and other covenants related to the 2012 Credit Agreement and had no borrowings outstanding on our revolving loan facility and had the entire $100 million available to us.

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

As the result of us declaring a cash dividend in June 2014 (see Note 3), the previous conversion rate for the 2010 Convertible Notes of 41.8811 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $23.88 per share of our common stock) has been adjusted to 42.1363 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $23.73 per share of our common stock).

Refer to Note 6 in our 2013 10-K for disclosure of the 2010 Convertible Notes’ three contingent conversion features. As a result of the cash dividend declaration in June 2014, prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time the price of our common stock trades over $30.85 per share, or 130% of the $23.73 conversion price (previously $31.04 per share, or 130% of the $23.88 conversion price) for a specified period of time.

As of June 30, 2014, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

6. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2014, were as follows (in thousands):

January 1, 2014 balance	$233,599
Adjustments related to prior acquisitions	(30)
Effects of changes in foreign currency exchange rates	3,219
June 30, 2014 balance	$236,788

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of June 30, 2014 and December 31, 2013, the carrying values of these assets were as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$135,195	$(85,759)	$49,436	$130,573	$(75,382)	$55,191
Software	129,580	(83,146)	46,434	121,069	(77,504)	43,565
Total	$264,775	$(168,905)	$95,870	$251,642	$(152,886)	$98,756

The total amortization expense related to intangible assets for the second quarters of 2014 and 2013 were $7.7 million and $8.4 million, respectively, and for the six months ended June 30, 2014 and 2013 were $15.7 million and $17.5 million, respectively. Based on the June 30, 2014 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2014 – $30.4 million; 2015 – $22.3 million; 2016 – $16.1 million; 2017 – $12.5 million; and 2018 – $9.3 million.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Warranties. We generally warrant that our solutions and related offerings will conform to published specifications, or to specifications provided in an individual client arrangement, as applicable. The typical warranty period is 90 days from the date of acceptance of the solution or offering. For certain service offerings we provide a limited warranty for the duration of the services provided. We generally warrant that services will be performed in a professional and workmanlike manner. The typical remedy for breach of warranty is to correct or replace any defective deliverable, and if not possible or practical, we will accept the return of the defective deliverable and refund the amount paid under the client arrangement that is allocable to the defective deliverable. Our contracts also generally contain limitation of damages provisions in an effort to reduce our exposure to monetary damages arising from breach of warranty claims. Historically, we have incurred minimal warranty costs, and as a result, do not maintain a warranty reserve.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2014, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2014. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Favorable Settlement of Claims.  In March 2014, we executed a settlement agreement ending litigation we asserted against a third party for patent infringement and misappropriation of trade secrets.  In exchange for the release from the lawsuit initiated, we will receive a total of $6 million, with a portion paid in 2014 and the remainder over the next three years.  We have recorded a total $3.9 million (net of a time value discount and legal costs incurred) as a reduction of selling, general and administrative (“SG&A”) expenses during the six months ended June 30, 2014.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

8. SUBSEQUENT EVENTS

Employee Compensation Arrangement.  In 2009, we entered into an incentive arrangement with certain employees to develop and then grow our Content Direct solution (the “Arrangement”).  The Arrangement included certain liquidation options for the employees in the event of a change of control of the Content Direct solution.  Because of the contingent nature of the Arrangement (i.e., payable only upon the occurrence of a change of control related to the Content Direct solution), we have not recognized any amounts in our financial statements related to this matter to date.   In July 2014, in conjunction with an organizational restructuring of our Content Direct solution to facilitate its integration with our other offerings, we terminated the Arrangement in exchange for a one-time cash payment of $8 million, which will be reflected as a restructuring charge in the third quarter of 2014.

Comcast Agreement.  On July 25, 2014, we entered into an amendment to our current agreement with Comcast Corporation (“Comcast”) (the “Amended Agreement”).  The Amended Agreement provides the framework for Comcast to consolidate its residential customer accounts onto our Advanced Convergent Platform (“ACP”) customer care and billing solution.  Key changes from the current agreement included in the Amended Agreement, and possible impacts to our business, are as follows:

Term Extension

•

The terms of the Amended Agreement are effective July 1, 2014, and run through June 30, 2019 (a five-year initial term).  In addition, Comcast has the option to extend the Amended Agreement for two consecutive one-year terms by exercising renewal options no later than January 1, 2019 for the first extension option, and January 1, 2020 for the second extension option.

Migration of Comcast Residential Customer Accounts

•

The Amended Agreement modifies and adds pricing tiers above the level of customer accounts we currently process for Comcast, which will provide Comcast lower pricing per unit for incremental customer accounts brought under the Amended Agreement.

Issuance of Warrants

•

As an additional incentive for Comcast to migrate new customer accounts to ACP, the Amended Agreement includes the issuance of stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”), 1.9 million warrants relate to Comcast’s existing residential business and the remaining 1.0 million warrants relate to additional residential customer accounts that Comcast may acquire and migrate onto ACP in the future.  The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant.

•	Comcast’s ability to vest and exercise the Stock Warrants is tied primarily to the number of customer accounts Comcast migrates onto ACP.

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

We generate approximately 65% of our revenues from the North American cable and satellite markets, approximately 25% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation.  Additionally, during the first half of 2014, we generated approximately 86% of our revenues from the Americas region, approximately 10% of our revenues from the Europe, Middle East and Africa region, and approximately 4% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

Second Quarter Highlights.  A summary of our results of operations for the second quarter of 2014, when compared to the second quarter of 2013, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2014	June 30, 2013
Revenues	$184,558	$186,107
Operating Results:
Operating income	21,820	21,681
Operating income margin	11.8%	11.6%
Diluted EPS	$0.28	$0.37
Supplemental Data:
ACP customer accounts (end of period)	49,891	49,072
Restructuring charges	$39	$(38)
Stock-based compensation	3,931	3,908
Amortization of acquired intangible assets	4,004	4,811
Amortization of OID	1,430	1,325

Revenues.  Our revenues for the second quarter of 2014 were $184.6 million, a decrease of 1% when compared to $186.1 million for the same period in 2013.  The decrease in revenues can be attributed to the two business divestitures completed in the second half of

2013 (discussed in our 2013 Form 10-K) which resulted in approximately $5 million of divested revenues for the second quarter, offset by a strong quarter of processing revenues in 2014, driven in large part by continued growth in several of our ancillary products and services.

Operating Results.  Operating income for the second quarter of 2014 was $21.8 million, or an 11.8% operating income margin percentage, relatively consistent when compared to $21.7 million, or an 11.6% operating income margin percentage, for the second quarter of 2013.

Diluted EPS.  Diluted EPS for the second quarter of 2014 was $0.28 compared to $0.37 for the second quarter of 2013.  The second quarter of 2014 diluted EPS was negatively impacted by a higher effective income tax rate (see more detailed discussions in the Results of Operations section below) which negatively impacted diluted EPS by $0.06 per share.

Cash and Cash Flows.  As of June 30, 2014, we had cash, cash equivalents and short-term investments of $189.6 million, as compared to $183.0 million as of March 31, 2014, and $210.8 million as of December 31, 2013.  Our cash flows from operating activities for the second quarter of 2014 were $24.8 million.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), and Time Warner Cable, Inc. (“Time Warner”).  Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	June 30, 2014	March 31, 2014	June 30, 2013
Comcast	21%	21%	18%
DISH	16%	15%	15%
Time Warner	11%	11%	10%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	June 30, 2014	March 31, 2014	December 31, 2013
Comcast	20%	19%	21%
DISH	13%	13%	14%
Time Warner	16%	13%	9%

See our 2013 10-K for additional discussion of our business relationships and contractual terms with the above mentioned significant clients.

Comcast.  On July 25, 2014, we entered into an amendment to our Master Subscriber Management System Agreement with Comcast (the “Amended Agreement”).  The Amended Agreement provides the framework for Comcast to consolidate its residential customer accounts onto our Advanced Convergent Platform (“ACP”) customer care and billing solution.  Key changes included in the Amended Agreement, and possible impacts to our business, are as follows:

Term Extension

•

The terms of the Amended Agreement are effective July 1, 2014, and run through June 30, 2019 (a five-year initial term).  In addition, Comcast has the option to extend the Amended Agreement for two consecutive one-year terms by exercising renewal options no later than January 1, 2019 for the first extension option, and January 1, 2020 for the second extension option.

Migration of Comcast Residential Customer Accounts

•

The Amended Agreement modifies and adds pricing tiers above the level of customer accounts we currently process for Comcast, which will provide Comcast lower pricing per unit for incremental customer accounts brought under the Amended Agreement.

•

Initially under the Amended Agreement, Comcast plans to add approximately 2.3 million residential customer accounts onto ACP in early 2015.  As a result, the Amended Agreement is not expected to have a material impact to our 2014 results of operations.  We have the opportunity for additional customer account migrations to CSG as part of any future consolidation or standardization by Comcast of their residential business.

•

The timing of and the number of customer accounts to be migrated to CSG, if any, is at the discretion of Comcast.  Therefore, there can be no assurances as to the timing and/or the number of customer accounts migrated to us by Comcast, or whether we will experience any material increase in revenues or profits under the Amended Agreement.

Issuance of Warrants

•

As an additional incentive for Comcast to migrate new customer accounts to ACP, the Amended Agreement includes the issuance of stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”), 1.9 million warrants relate to Comcast’s existing residential business and the remaining 1.0 million warrants relate to additional residential customer accounts that Comcast may acquire and migrate onto ACP in the future.  The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant.

•

The Stock Warrants represent potentially dilutive shares to earnings per share only to the extent the shares are “in the money” (under the treasury stock method), and not subject to performance vesting conditions.

•	Comcast’s ability to exercise the Stock Warrants is tied primarily to the number of customer accounts Comcast migrates onto ACP. The vesting of the Stock Warrants is summarized as follows:
-	Current Comcast Residential Business. Up to 1.9 million of the Stock Warrants relate to Comcast’s existing residential business and vest as follows:
▪

The first 25% of these Stock Warrants (approximately 0.475 million Stock Warrants) vest in January 2015, which approximates the expected beginning of the above mentioned 2.3 million customer account migrations.

▪	The next 25% of these Stock Warrants vest after the successful migration of 0.5 million customer accounts.
▪	The next 25% of these Stock Warrants vest only after 5 million additional customer accounts are migrated onto ACP.
▪	The last 25% of these Stock Warrants vest only after and proportionate to approximately 5 million additional customer accounts are migrated onto ACP.

-

Potential Future Comcast Acquired Residential Business. Should Comcast acquire additional residential customer accounts in the future, up to 1.0 million additional Stock Warrants will vest proportionately should these acquired customer accounts be migrated  onto ACP from other providers’ billing platforms, with full vesting based on a target of 5 million newly migrated customer accounts.

A copy of the Amended Agreement, along with the Warrant Agreement, with confidential information redacted, will be filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2014.

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

Results of Operations

Total Revenues.  Total revenues for the:  (i) second quarter of 2014 were $184.6 million, a 1% decrease when compared to $186.1 million for the second quarter of 2013; and (ii) six months ended June 30, 2014 were $372.6 million, a 2% increase when compared to $366.7 million for the six months ended June 30, 2013.  The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Processing and related services	$136,357	$131,184	278,715	$265,818
Software and services	25,618	31,391	50,474	56,755
Maintenance	22,583	23,532	43,397	44,166
Total revenues	$184,558	$186,107	$372,586	$366,739

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the quarters and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Americas (principally the U.S.)	$156,783	$158,180	$319,128	$312,213
Europe, Middle East, and Africa	19,500	17,487	37,890	36,951
Asia Pacific	8,275	10,440	15,568	17,575
Total revenues	$184,558	$186,107	$372,586	$366,739

Processing and related services revenues.  Processing and related services revenues for:  (i) the second quarter of 2014 increased 4% to $136.4 million, from $131.2 million for the second quarter of 2013; and (ii) six months ended June 30, 2014 increased 5% to $278.7 million, from $265.8 million for the six months ended June 30, 2013.  The increases in processing and related services revenues are due to continued growth in several of our ancillary products and services and special project work in the first quarter of 2014.  These increases were offset to a certain degree by divested revenues resulting from the sale of a small print operation and our marketing analytics business during the second half of 2013, which combined, totaled approximately $4 million and $7 million of processing revenues, respectively, for the second quarter and six months ended June 30, 2013.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the second quarters of 2014 and 2013 were $1.6 million and $1.5 million, respectively; and (ii) six months ended June 30, 2014 and 2013 were $3.1 million for both periods.

•	Total customer accounts processed on our ACP solution as of June 30, 2014 were 49.9 million, compared to 49.8 million as of March 31, 2014, and 49.1 million as of June 30, 2013.

Software and Services Revenues.  Software and services revenues for the:  (i) second quarter of 2014 decreased 18% to $25.6 million, from $31.4 million for the second quarter of 2013; and (ii) six months ended June 30, 2014 decreased 11% to $50.5 million, from $56.8 million for the six months ended June 30, 2013.  These decreases in software and services revenues can be mainly attributed to the normal fluctuations between periods in our software and professional services business, and to a much lesser degree, the divested services revenues related to our marketing analytics business which totaled approximately $1 million and $2 million, respectively, for the quarter and six months ended June 30, 2013.

Maintenance Revenues.  Maintenance revenues for the:  (i) second quarter of 2014 were $22.6 million, relatively consistent when compared to $23.5 million generated in the second quarter of 2013; and (ii) six months ended June 30, 2014 were $43.4 compared to $44.2 million for the six months ended June 30 2013.

Total Expenses.  Our operating expenses for the:  (i) second quarter of 2014 were $162.7 million, a 1% decrease when compared to $164.4 million for the second quarter of 2013; and (ii) six months ended June 30, 2014 were $329.9 million, a 1% increase when compared to $327.0 million for the six months ended June 30, 2013, with the year-over-year changes reflective of the changes in revenues between periods.

Additionally, during the first quarter of 2014, we incurred expenses related to the following unique items.  These items essentially offset each other within our total expenses, but are classified in different line items within our Income Statement for the six months ended June 30, 2014:

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

Cost of Processing and Related Services (Exclusive of Depreciation).  The cost of processing and related services for the:  (i) second quarter of 2014 increased 7%, to $67.4 million, from $63.0 million for the second quarter of 2013; and (ii) six months ended June 30, 2014 increased 9% to $135.8 million, from $124.5 million for the six months ended June 30, 2013.  These increases are primarily due to the following key items: (i) an increase in our ACP data processing costs resulting from our clients’ continued growth and increasing complexities of their businesses, thus requiring more computing resources; (ii) increased employee-related costs; and (iii) an increase in certain variable costs related to corresponding increases in related revenues.  Total processing and related services cost as a percentage of our processing and related services revenues for the:  (i) second quarters of 2014 and 2013 were 49.4% and 48.0%, respectively; and (ii) six months ended June 30, 2014 and 2013 were 48.7% and 46.9%, respectively.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the:  (i) second quarter of 2014 decreased 21%, to $17.9 million, from $22.5 million for the second quarter of 2013; and (ii) six months ended June 30, 2014 decreased 2% to $43.2 million, from $43.9 million for the six months ended June 30, 2013.  These decreases in cost of software and services is a result of a reassignment of personnel and the related costs previously assigned internally to software and consulting projects to other projects, with the year-to-date amount offset to certain degree by the estimated cost overruns related to the large software and services implementation project, discussed above.  Total software and services cost as a percentage of our software and services revenues for the:  (i) second quarters of 2014 and 2013 were 69.8% and 71.7%, respectively; and (ii) six months ended June 30, 2014 and 2013 were 85.6% and 77.4%, respectively.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the: (i) second quarter of 2014 decreased 9%, to $8.4 million, from $9.3 million for the second quarter of 2013; and (ii) six months ended June 30, 2014 decreased 14% to $16.8 million, from $19.6 million for the six months ended June 30, 2013, with the decreases mainly due to a decrease in amortization expense for certain technology assets that became fully amortized in previous periods.  Total cost of maintenance as a percentage of our maintenance revenues for the: (i) second quarters of 2014 and 2013 were 37.4% and 39.5%, respectively; and (ii) six months ended June 30, 2014 and 2013 were 38.7% and 44.4%, respectively.

R&D Expense.  R&D expense for the: (i) second quarter of 2014 decreased 4%, to $26.4 million, from $27.5 million for the second quarter of 2013; and (ii) six months ended June 30, 2014 decreased 8% to $51.4 million, from $56.1 million for the six months ended June 30, 2013.  These decreases in R&D expense between years are primarily a result of the reassignment of resources previously assigned to development projects to other areas of the business, primarily client directed and funded work on our ACP platform.  As a percentage of total revenues, R&D expense was 14.3% for the second quarter of 2014 compared to 14.8% for the second quarter of 2013.

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

SG&A Expense.  SG&A expense for the: (i) second quarter of 2014 increased 5%, to $39.1 million, from $37.4 million for the second quarter of 2013; and (ii) six months ended June 30, 2014 increased 3% to $74.4 million, from $72.2 million for the six months ended June 30, 2013.  These increases are mainly due to the investments we are making in the business towards new initiatives, to include our enterprise security offerings.  Additionally, included in the first quarter 2014 SG&A expense is the $3.9 million reduction of expense related to the settlement agreement discussed above.

Our SG&A costs as a percentage of total revenues for the second quarters of 2014 and 2013 were 21.2% and 20.1%, respectively.

Depreciation Expense.  Depreciation expense for the: (i) second quarter of 2014 decreased 28%, to $3.4 million, from $4.8 million for the second quarter of 2013; and (ii) six months ended June 30, 2014 decreased 29% to $6.9 million, from $9.8 million for the six months ended June 30, 2013, with the decreases a result of certain assets that became fully depreciated over the past year and assets sold as part of our 2013 divestures.

Operating Income. Operating income and operating income margin percentage for the:  (i) second quarter of 2014 was $21.8 million, or 11.8% of total revenues, relatively consistent when compared to $21.7 million, or 11.6% of total revenues for the second quarter of 2013; and (ii) six months ended June 30, 2014 was $42.7 million, or 11.5% of total revenues, compared to $39.7 million, or 10.8% of total revenues for the six months ended June 30, 2013, with the margin improvement a result of the higher year-to-date revenue performance, discussed above.

In July 2014, in conjunction with the organizational restructuring of our Content Direct solution to facilitate its alignment across our offerings, including management programs and incentives, (see Note 8 to our Financial Statements) we terminated an employee incentive arrangement in exchange for a one-time cash payment of $8 million, which will be reflected as a restructuring charge in the third quarter of 2014.

Income Tax Provision.  The effective income tax rates for the second quarters of 2014 and 2013 and six months ended June 30, 2014 and 2013 were as follows:

Quarter Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
47%	36%	45%	17%

For the full-year 2014 we are currently estimating an effective income tax rate of 45%, which does not include any benefit from R&D tax credits generated during the year, as they have not yet received Congressional approval.  If enacted prior to the end of the year, we would include those income tax benefits in our 2014 effective income tax rate.

The low effective income tax rate for the six months ended June 30, 2013 reflects the benefit of approximately $6 million of R&D tax credits that we generated in 2012 but were recorded in the first quarter of 2013.  As a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, we were unable to include these credits in the determination of our 2012 effective income tax rate, as a change in tax law is accounted for in the period of enactment.  Thus, the benefit of these credits is reflected in our first quarter 2013 effective income tax rate.

Liquidity

Cash and Liquidity

As of June 30, 2014, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $189.6 million, compared to $183.0 million as of March 31, 2014 and $210.8 million as of December 31, 2013.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in November 2017 (or December 31, 2016 if certain conditions exist).  As of June 30, 2014, there were no borrowings outstanding on the Revolver.  The Credit Agreement contains customary affirmative covenants and financial covenants.  As of June 30, 2014, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30, 2014	December 31, 2013
Americas (principally the U.S.)	$165,125	$187,596
Europe, Middle East and Africa	21,451	18,665
Asia Pacific	3,007	4,576
Total cash, equivalents and short-term investments	$189,583	$210,837

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of June 30, 2014, we had $4.9 million of cash restricted as to use to collateralize outstanding letters of credit.

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

Our 2013 and 2014 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2013:
March 31	$41,320	$(18,776)	$22,544
June 30	31,308	7,494	38,802
Year-to-date total	$72,628	$(11,282)	$61,346
2014:
March 31	$27,983	$(36,561)	$(8,578)
June 30	24,804	43	24,847
Year-to-date total	$52,787	$(36,518)	$16,269

We believe the above table illustrates our ability to generate strong quarterly cash flows, and the importance of managing our working capital items. As the table above illustrates, the operations portion of our cash flows from operating activities remains a strong measure for us. The variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to normal fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2013:
March 31	$182,711	$(3,618)	$179,093	64
June 30	176,271	(3,750)	172,521	65
2014:
March 31	$198,840	$(3,104)	$195,736	64
June 30	194,413	(2,798)	191,615	69

The increases in gross and net billed accounts receivable in the first and second quarters of 2014 are primarily related to the timing around certain recurring customer payments that were delayed at each quarter end, negatively impacting our DBO for the second quarter of 2014.  All other changes in our gross and net billed trade accounts receivable shown in the table above reflect the normal fluctuations in the timing of client payments made at quarter end, evidenced by the consistency of our DBO metric over the quarters presented.

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

Other Current and Non-Current Assets

Other current and non-current assets increased $7.2 million, from $45.6 million as of December 31, 2013 to $52.8 million as of June 30, 2014.  This increase is primarily due to an increase in various prepaid items, mainly prepaid internal use software and hardware maintenance fees.

Accrued Employee Compensation

Accrued employee compensation decreased $15.4 million, from $58.4 million as of December 31, 2013 to $43.0 million as of June 30, 2014.  This decrease is primarily due to the payment of 2013 employee incentive compensation that were fully accrued for at December 31, 2013, offset to a certain degree by the accrual for the 2014 employee incentive compensation.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.  During the six months ended June 30, 2014 and 2013, we purchased $85.0 million and $98.9 million, respectively, and sold (or had mature) $109.1 million and $41.4 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the six months ended June 30, 2014 and 2013, for property and equipment, and investments in client contracts were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Property and equipment	$11,196	$11,125
Client contracts	3,296	3,808

The property and equipment expenditures during the six months ended June 30, 2014 consisted principally of investments in: (i) computer hardware, software, and related equipment; and (ii) facilities and internal infrastructure items.

The investments in client contracts for the six months ended June 30, 2014 and 2013 relate to client incentive payments ($3.0 million and $3.2 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($0.3 million and $0.6 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the six months ended June 30, 2014, we paid Board approved dividend payments totaling $10.3 million, of which $10.0 million related to the cash dividends that were approved in the first half of 2014, with the remaining amount attributed to previously unvested shares that were paid upon vesting in the first quarter.

Repurchase of Common Stock.  During the six months ended June 30, 2013, we repurchased approximately 0.5 million shares of our common stock under the guidelines of our Stock Repurchase Program for $10.0 million.  No share repurchases were made under the guidelines of our Stock Repurchase Program during the six month ended June 30, 2014.  Outside of our Stock Repurchase Program, during the six months ended June 30, 2014 and 2013, we repurchased from our employees and then cancelled approximately 0.2 million shares of our common stock in each period for $6.6 million and $4.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt.  During the six months ended June 30, 2014 and 2013, we made $7.5 million of principal repayments during each period.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of June 30, 2014, we had cash, cash equivalents, and short-term investments of $189.6 million, of which approximately 85% is in U.S. Dollars and held in the U.S. We have $4.9 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

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

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program.  We did not repurchase any shares under our Stock Repurchase Program during the six months ended June 30, 2014. As of June 30, 2014, we have 2.1 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Cash Dividends. In June 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders. During the six months ended June 30, 2014, we made dividend payments totaling $10.3 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Boards’ approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Capital Expenditures. During the six months ended June 30, 2014, we spent $11.2 million on capital expenditures. At this time, we expect our 2014 capital expenditures to be relatively consistent with that of 2013. As of June 30, 2014, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. In addition, we incurred direct and incremental costs related to conversion/set-up services provided under long-term processing contracts. During the six months ended June 30, 2014, we made client incentive payments and incurred deferred conversion/set-up services costs totaling $3.3 million. As of June 30, 2014, we had commitments to make $3.0 million of client incentive payments, $1.5 million in 2015 and 2016, respectively.

•

Long-Term Debt Service. As of June 30, 2014 our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $127.5 million. During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time related to the 2010 Convertible Notes is the $4.5 million of interest payments. Over the next 12 months, the mandatory repayments and the cash interest expense (based upon current interest rates) for our Credit Agreement are approximately $18.8 million and $3.1 million, respectively. We have the ability to make prepayments on our Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of June 30, 2014, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

The interest rate on our convertible debt is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin.  As of June 30, 2014, we were exposed to fluctuations in interest rate movements on $127.5 million of our term loan.  See Note 5 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the June 30, 2014 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of June 30, 2014 and December 31, 2013 were $86.1 million and $82.7 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2014 and December 31, 2013 were $103.5 million and $128.2 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash, primarily in the U.S.  The day-to-day management of our U.S. short-term investments is performed by a large financial institution, using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with:  (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the six months ended June 30, 2014, we generated approximately 88% of our revenues in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of June 30, 2014 and December 31, 2013, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	June 30, 2014		December 31, 2013
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$-	$4,006	$(39)	$3,075
Euro	(35)	8,425	(41)	5,618
U.S. Dollar	(78)	12,297	(191)	18,996
Other	(78)	2,880	(8)	2,686
Totals	$(191)	$27,608	$(279)	$30,375

A hypothetical adverse change of 10% in the June 30, 2014 exchange rates would not have had a material impact upon our results of operations.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2013 Form 10-K.  There were no material changes to the risk factors disclosed in our 2013 Form 10-K during the second quarter of 2014, with the exception of certain updates to the following risk factor:

Our Business is Dependent Upon the Economic and Market Condition of the Global Communications Industry.

Since the majority of our clients operate within the global communications industry sector, the economic state of this industry directly impacts our business. The global communications industry has undergone significant fluctuations in growth rates and capital investment cycles in the past decade. Current economic indices suggest a slow stabilization of the industry, but it is impossible to predict whether this stabilization will persist or be subject to future instability. In addition, industry consolidation continues as service providers look for ways to expand their markets and increase their revenues.  A byproduct of this consolidation is that there could be fewer providers in the market, each with potentially greater bargaining power and economic leverage due to their larger size, which may result in our having to lower our prices to remain competitive, retain our market share, or comply with the surviving client’s current more favorable contract terms.

Continued consolidation, a significant retrenchment in investment by communications providers, or even a material slowing in growth (whether caused by economic, geo-political, competitive, or consolidation factors) could cause delays, cancellations or downward pricing pressure on our sales and services. This could cause us to either fall short of revenue expectations or have a cost model that is misaligned with revenues, either or both of which could have a material adverse effect on our financial position and results of operations.

We expect to continue to generate a significant portion of our future revenues from our North American cable and satellite operators. These clients operate in a highly competitive environment. Competitors range from traditional wireline and wireless providers to new entrants like digital lifestyle service providers such as Hulu, YouTube, Google, Netflix, Apple, and Amazon. Should these competitors be successful in their strategies, it could threaten our clients’ market share, and thus our source of revenues, as generally speaking these companies do not use our core solutions and there can be no assurance that new entrants will become our clients. In addition, demand for spectrum, network bandwidth and content continues to increase and any changes in the regulatory environment could have a significant impact to not only our clients’ businesses, but in our ability to help our clients be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the second quarter of 2014 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 – April 30	683	$25.93	-	2,130,881
May 1 – May 31	336	25.42	-	2,130,881
June 1 – June 30	1,907	25.73	-	2,130,881
Total	2,926	$25.74	-
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

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

Dated: August 7, 2014

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Peter E. Kalan
Peter E. Kalan
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.24AD*	Eighty-First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AE*	Eighty-Third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AF*	Eighty-Fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AG*	Eighty-Fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AH*	Amended and Restated Processing and Production Services Agreement entered into between CSG Systems, Inc. and Time Warner Cable Enterprises LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.