Form 10-Q/A
period 2014-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2014-10-23
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q/A (Amendment No. 1) for the Quarter Ended June 30, 2014

CSG Systems International, Inc. (the "Company" or forms of the pronoun "we") is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as originally filed with the Securities and Exchange Commission (the “Commission”) on August 7, 2014 (the “Original Filing”), for the sole purpose of refiling a revised, redacted version of Exhibit 10.24AH to address comments received from the Commission in connection with its review of the Company’s confidential treatment request for certain portions of Exhibit 10.24AH. Exhibit 10.24AH has been revised to only redact those words and phrases for which confidentiality is necessary and supported by the Freedom of Information Act and applicable Commission rules. Specifically, certain words and phrases in section 7 of Exhibit 10.24AH that were redacted in the Original Filing are now filed in non-redacted form.

No other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date or modify or update those disclosures that may be affected by subsequent events. As such, this Form 10–Q/A should be read in conjunction with the Original Filing.

CSG SYSTEMS INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 23, 2014

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Peter E. Kalan
Peter E. Kalan
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.24AD*(1)	Eighty-First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AE*(1)	Eighty-Third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AF*(1)	Eighty-Fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AG*(1)	Eighty-Fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AH*	Amended and Restated Processing and Production Services Agreement entered into between CSG Systems, Inc. and Time Warner Cable Enterprises LLC
31.01(1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.01A	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02(1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02A	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

5