Form 10-Q
period 2014-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2014-11-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

YES  ☐            NO   ☒

Shares of common stock outstanding at November 3, 2014: 34,329,434

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2014

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$75,573	$82,686
Short-term investments	107,886	128,151
Total cash, cash equivalents and short-term investments	183,459	210,837
Trade accounts receivable:
Billed, net of allowance of $2,736 and $2,359	191,024	178,511
Unbilled	39,513	38,365
Deferred income taxes	8,691	15,085
Income taxes receivable	6,633	3,815
Other current assets	30,514	28,762
Total current assets	459,834	475,375
Non-current assets:
Property and equipment, net of depreciation of $135,483 and $129,522	36,762	35,061
Software, net of amortization of $85,209 and $77,504	44,861	43,565
Goodwill	230,798	233,599
Client contracts, net of amortization of $85,451 and $75,382	45,699	55,191
Deferred income taxes	9,654	7,447
Income taxes receivable	2,170	1,930
Other assets	17,606	16,812
Total non-current assets	387,550	393,605
Total assets	$847,384	$868,980
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$20,625	$15,000
Client deposits	32,952	30,431
Trade accounts payable	31,082	33,376
Accrued employee compensation	40,163	58,434
Deferred revenue	46,899	47,131
Income taxes payable	2,258	2,814
Other current liabilities	21,764	19,620
Total current liabilities	195,743	206,806
Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $15,656 and $19,950	237,469	250,050
Deferred revenue	9,270	9,221
Income taxes payable	1,613	1,909
Deferred income taxes	15,116	20,274
Other non-current liabilities	14,921	14,616
Total non-current liabilities	278,389	296,070
Total liabilities	474,132	502,876
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 34,527 and 33,745 shares outstanding	667	658
Additional paid-in capital	483,193	473,190
Treasury stock, at cost, 32,222 and 32,030 shares	(743,608)	(738,372)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	34	41
Unrecognized loss on change in fair value of interest rate swap contracts, net of tax	-	(98)
Cumulative foreign currency translation adjustments	(4,511)	1,674
Accumulated earnings	637,477	629,011
Total stockholders' equity	373,252	366,104
Total liabilities and stockholders' equity	$847,384	$868,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Processing and related services	$140,981	$133,294	$419,696	$399,112
Software and services	22,079	30,294	72,553	87,049
Maintenance	21,943	22,592	65,340	66,758
Total revenues	185,003	186,180	557,589	552,919
Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	69,225	65,184	205,016	189,725
Software and services	17,508	19,942	60,699	63,887
Maintenance	7,737	9,772	24,541	29,398
Total cost of revenues	94,470	94,898	290,256	283,010
Other operating expenses:
Research and development	26,329	27,600	77,773	83,693
Selling, general and administrative	39,036	38,444	113,475	110,629
Depreciation	3,553	4,609	10,479	14,379
Restructuring and reorganization charges	7,784	76	9,041	939
Total operating expenses	171,172	165,627	501,024	492,650
Operating income	13,831	20,553	56,565	60,269
Other income (expense):
Interest expense	(2,582)	(2,615)	(7,900)	(8,724)
Amortization of original issue discount	(1,460)	(1,351)	(4,294)	(3,975)
Interest and investment income, net	169	174	607	517
Other, net	106	(130)	(171)	950
Total other	(3,767)	(3,922)	(11,758)	(11,232)
Income before income taxes	10,064	16,631	44,807	49,037
Income tax provision	(4,831)	(1,331)	(20,480)	(6,767)
Net income	$5,233	$15,300	$24,327	$42,270

Weighted-average shares outstanding:
Basic	32,604	32,084	32,514	32,114
Diluted	33,996	32,664	33,858	32,553

Earnings per common share:
Basic	$0.16	$0.48	$0.75	$1.32
Diluted	0.15	0.47	0.72	1.30

Cash dividends declared per common share:	$0.1575	$0.1500	$0.4650	$0.3000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$5,233	$15,300	$24,327	$42,270
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,260)	6,359	(6,185)	(3,330)
Unrealized holding gains (losses) on short-term investments arising during period	(17)	81	(7)	25
Defined benefit pension plan:
Net loss arising from period (net of tax effect of $0, $0, $0, and $(119))	-	-	-	(183)
Amortization of net actuarial loss included in net periodic pension cost (net of tax effect of $0, $0, $0, and $28)	-	-	-	43
Partial settlement of pension plan liability (net of tax effect of $0, $0, $0 and $336)	-	-	-	546
Net change in defined benefit pension plan	-	-	-	406
Cash flow hedges:
Unrealized gains on change in fair value of interest rate swap contracts (net of tax effect of $0, $199, $110, and $549)	-	313	195	865
Reclassification adjustment for losses included in net income (net of tax effect of $0, $(101), $(55), and $(280))	-	(160)	(97)	(442)
Net change in cash flow hedges	-	153	98	423
Other comprehensive income (loss), net of tax	(10,277)	6,593	(6,094)	(2,476)
Total comprehensive income (loss), net of tax	$(5,044)	$21,893	$18,233	$39,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income	$24,327	$42,270
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	10,479	14,379
Amortization	25,207	28,413
Amortization of original issue discount	4,294	3,975
Loss on short-term investments and other	973	1,264
Gain on disposition of business operations	(222)	-
Deferred income taxes	(25)	1,083
Excess tax benefit of stock-based compensation awards	(2,044)	(619)
Stock-based employee compensation	12,250	11,497
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(15,559)	75
Other current and non-current assets	(5,866)	(4,641)
Income taxes payable/receivable	(1,825)	1,359
Trade accounts payable and accrued liabilities	(16,369)	(15,724)
Deferred revenue	286	3,251
Net cash provided by operating activities	35,906	86,582

Cash flows from investing activities:
Purchases of property and equipment	(21,406)	(18,986)
Purchases of short-term investments	(126,982)	(129,259)
Proceeds from sale/maturity of short-term investments	146,417	62,720
Acquisition of and investments in client contracts	(4,235)	(5,349)
Proceeds from the disposition of business operations	1,130	1,734
Net cash used in investing activities	(5,076)	(89,140)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,053	1,283
Payment of cash dividends	(15,461)	(9,630)
Repurchase of common stock	(11,456)	(15,124)
Payments on acquired asset financing	(1,097)	(1,894)
Payments on long-term debt	(11,250)	(11,250)
Excess tax benefit of stock-based compensation awards	2,044	619
Net cash used in financing activities	(36,167)	(35,996)
Effect of exchange rate fluctuations on cash	(1,776)	(2,457)

Net decrease in cash and cash equivalents	(7,113)	(41,011)

Cash and cash equivalents, beginning of period	82,686	133,747
Cash and cash equivalents, end of period	$75,573	$92,736

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$7,331	$8,247
Income taxes	21,718	3,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and December 31, 2013, and for the third quarters and nine months ended September 30, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 10-K”), filed with the SEC. The results of operations for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the expected results for the entire year ending December 31, 2014.

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

Reclassifications. Maintenance revenues, as well as the cost of maintenance revenues, previously included in software, maintenance and service revenues and software, maintenance and services costs of revenues, respectively, have been presented separately in our Condensed Consolidated Statements of Income (“Income Statements” or “Income Statement”) for the quarter and nine months ended September 30, 2013. In addition, certain other 2013 amounts have been reclassified to conform to the 2014 presentation.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of September 30, 2014 and December 31, 2013, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of September 30, 2014 and December 31, 2013, we had $4.8 million and $4.5 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments. Our financial instruments as of September 30, 2014 and December 31, 2013 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, an interest rate swap contract, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of September 30, 2014 and December 31, 2013 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of September 30, 2014 and December 31, 2013 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2014 and 2013 were $146.4 million and $62.7 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$9,810	$—	$9,810	$13,761	$—	$13,761
Commercial paper	—	13,248	13,248	—	19,629	19,629
Short-term investments:
Corporate debt securities	—	62,105	62,105	—	76,786	76,786
Municipal bonds	—	19,317	19,317	—	29,106	29,106
U.S. government agency bonds	—	14,027	14,027	—	18,050	18,050
Asset-backed securities	—	12,437	12,437		4,209	4,209
Total	$9,810	$121,134	$130,944	$13,761	$147,780	$161,541
Liabilities:
Interest rate swap contract (1)	$—	$—	$—	$—	$154	$154
Total	$—	$—	$—	$—	$154	$154

(1)	As of December 31, 2013, the fair value of the interest rate swap contract was classified on our Balance Sheet in other current liabilities.

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement (carrying value including current maturities)	$123,750	$123,750	$135,000	$135,000
Convertible debt (par value)	150,000	187,065	150,000	199,800

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Income Taxes.   Our current income tax provisions for the quarter and nine months ended September 30, 2014 do not reflect any benefit from research and development (“R&D”) tax credits, as they have not yet received Congressional approval for 2014.  If enacted prior to the end of the year, we will include those income tax benefits in our 2014 effective income tax rate.

For the third quarter and nine months ended September 30, 2013, the effective income tax rate was unusually low driven mainly by incremental R&D income tax credits claimed for the development activities from previous years and partially by the reduction of certain tax allowances related to foreign operations.

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

3. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors (the “Board”), authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the nine months ended September 30, 2014 and 2013, we repurchased 0.2 million shares of our common stock for $5.2 million (weighted-average price of $27.26 per share) and 0.5 million shares of our common stock for $10.1 million (weighted-average price of $20.23 per share), respectively. As of September 30, 2014, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 1.9 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the nine months ended September 30, 2014 and 2013, we repurchased and then cancelled 0.2 million shares of common stock for $6.7 million and 0.3 million shares of common stock for $5.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Dividends.  In June 2013, the Board approved the initiation of a quarterly cash dividend to be paid to our stockholders.  During the third quarter of 2014, the Board approved a quarterly cash dividend of $0.1575 per share of common stock, totaling $5.5 million. During the third quarter of 2013, the Board approved a quarterly cash dividend of $0.15 per share of common stock, totaling $5.1 million. Dividends declared for the nine months ended September 30, 2014 and 2013, totaled $16.0 million and $10.2 million, respectively.

Warrants.  On July 25, 2014, we entered into an amendment to our current agreement with Comcast Corporation (“Comcast”) (the “Amended Agreement”).  The Amended Agreement provides the framework for Comcast to consolidate its residential customer accounts onto our Advanced Convergent Platform (“ACP”) customer care and billing solution.  As an additional incentive for Comcast to migrate new customer accounts to ACP, the Amended Agreement includes the issuance of stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”), 1.9 million warrants relate to Comcast’s existing residential business and the remaining 1.0 million warrants relate to additional residential customer accounts that Comcast may acquire and migrate onto ACP in the future.  The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant.

Of the 1.9 million of Stock Warrants, 25% (0.5 million) vest in January 2015, with the remainder vesting at various points in time only after the successful migration of customer accounts based on predetermined threshold migration levels up to 10 million customer accounts.  The remaining 1.0 million Stock Warrants that relate to additional residential accounts that Comcast may acquire and migrate onto ACP in the future only vest proportionately with acquired customer accounts migrated onto ACP from other providers’ billing platforms, with full vesting based on a target of 5 million newly migrated customer accounts.  Fifty percent of the unvested Stock Warrants become fully vested upon a fundamental change (including a change in control) of the Company, as defined, proportionally reducing the number of Stock Warrants eligible for vesting based on future performance conditions.

Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.

The fair value of the 0.5 million Stock Warrants that vest in January 2015 was $3.7 million at the grant date, as determined using the Black-Sholes option-pricing model.  This amount is being recorded ratably over the vesting period as a client incentive asset with the corresponding offset to additional paid-in capital.  The client incentive asset is being amortized as a reduction in processing and related services revenues over the remaining term of the Comcast amended agreement.  As of September 30, 2014, we recorded a client incentive asset related to these Stock Warrants of $1.2 million and have amortized $0.1 million as reduction in processing and related services revenues.

The remaining Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.  As of September 30, 2014, none of the performance conditions related to these Stock Warrants had been met.

Stock Incentive Plan.  In May 2014, our stockholders approved an increase of 2.9 million shares authorized for issuance under the 2005 Stock Incentive Plan, from 15.8 million shares to 18.7 million shares.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the third quarter and nine months ended September 30, 2014 is as follows (shares in thousands):

	Quarter Ended September 30, 2014		Nine Months Ended September 30, 2014
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,832	$21.27	1,922	$18.57
Awards granted	629	26.64	1,279	26.46
Awards forfeited/cancelled	(16)	20.72	(67)	20.43
Awards vested	(38)	23.36	(727)	18.78
Unvested awards, ending	2,407	$22.64	2,407	$22.64

Included in the awards granted during the nine months ended September 30, 2014, are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the quarter and nine months ended September 30, 2014 are time-based awards, which vest annually over primarily three or four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the third quarters of 2014 and 2013 of $4.5 million and $4.0 million, respectively, and for the nine months ended September 30, 2014 and 2013 of $12.3 million $11.5 million, respectively.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted-average common shares	32,604	32,084	32,514	32,114
Dilutive effect of common stock options	—	—	—	1
Dilutive effect of restricted common stock	575	580	565	438
Dilutive effect of 2010 Convertible Notes	813	—	778	—
Dilutive effect of Stock Warrants	4	—	1	—
Diluted weighted-average common shares	33,996	32,664	33,858	32,553

There were no potentially dilutive common shares related to stock options and unvested shares of restricted common stock for the third quarters of 2014 and 2013 and nine months ended September 30, 2014 and 2013 excluded from the computation of diluted EPS related to common shares.

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price (see Note 5).

The Stock Warrants have a dilutive effective only in those quarterly periods in which our average stock price exceeds the exercise price of $26.68 per warrant (under the treasury stock method), and are not subject to performance vesting conditions.  The Stock Warrants that vest in January 2015 (0.5 million Stock Warrants) were included in computation of diluted EPS for the period of time they were outstanding.  The remaining Stock Warrants were excluded from the computation of diluted EPS as the performance conditions associated with the vesting of those Stock Warrants had not been met as of September 30, 2014.

5. DEBT

Our long-term debt, as of September 30, 2014 and December 31, 2013, was as follows (in thousands):

	September 30, 2014	December 31, 2013
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus 2.00% (combined rate of 2.24% at September 30, 2014 and 2.25% at December 31, 2013)	$123,750	$135,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $15,656 and $19,950, respectively	134,344	130,050
	258,094	265,050
Current portion of long-term debt	(20,625)	(15,000)
Total long-term debt, net	$237,469	$250,050

2012 Credit Agreement. During the nine months ended September 30, 2014, we made $11.3 million of principal repayments.

As of September 30, 2014, we were in compliance with the financial ratios and other covenants related to the 2012 Credit Agreement and had no borrowings outstanding on our revolving loan facility and had the entire $100 million available to us.

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

As the result of us declaring a cash dividend in September 2014 (see Note 3), the previous conversion rate for the 2010 Convertible Notes of 42.1363 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $23.73 per share of our common stock) has been adjusted to 42.3766 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $23.60 per share of our common stock).

Refer to Note 6 in our 2013 10-K for disclosure of the 2010 Convertible Notes’ three contingent conversion features. As a result of the cash dividend declaration in September 2014, prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time the price of our common stock trades over $30.68 per share, or 130% of the $23.60 conversion price (previously $30.85 per share, or 130% of the $23.73 conversion price) for a specified period of time.

As of September 30, 2014, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

6. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2014, were as follows (in thousands):

January 1, 2014 balance	$233,599
Adjustments related to prior acquisitions	(44)
Effects of changes in foreign currency exchange rates	(2,757)
September 30, 2014 balance	$230,798

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of September 30, 2014 and December 31, 2013, the carrying values of these assets were as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$131,150	$(85,451)	$45,699	$130,573	$(75,382)	$55,191
Software	130,070	(85,209)	44,861	121,069	(77,504)	43,565
Total	$261,220	$(170,660)	$90,560	$251,642	$(152,886)	$98,756

The total amortization expense related to intangible assets for the third quarters of 2014 and 2013 were $7.8 million and $9.1 million, respectively, and for the nine months ended September 30, 2014 and 2013 were $23.5 million and $26.6 million, respectively. Based on the September 30, 2014 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2014 – $30.8 million; 2015 – $23.5 million; 2016 – $16.6 million; 2017 – $12.9 million; and 2018 – $9.7 million.

7.  RESTRUCTURING AND REORGANIZATION

During the third quarter of 2014 and 2013, we recorded restructuring expenses of ($0.2) million and $0.1 million, respectively, and for the nine months ended September 30, 2014 and 2013, we recorded restructuring expenses of $1.0 million and $0.9 million, respectively.

In 2009, we entered into an incentive arrangement with certain employees to develop and then grow our Content Direct solution (the “Arrangement”).  The Arrangement included certain liquidation options for the employees in the event of a change of control of the Content Direct solution.  Because of the contingent nature of the Arrangement (i.e., payable only upon the occurrence of a change of control related to the Content Direct solution), we had not recognized any amounts in our financial statements related to this matter up to this point.   In July 2014, in conjunction with the reorganization of our Content Direct solution to facilitate its integration with our other offerings, we terminated the Arrangement in exchange for a one-time cash payment of $8.0 million, which is reflected as a reorganization charge in the third quarter of 2014.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2014, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2014. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Favorable Settlement of Claims.  In March 2014, we executed a settlement agreement ending litigation we asserted against a third party for patent infringement and misappropriation of trade secrets.  In exchange for the release from the lawsuit initiated, we will receive a total of $6 million, with a portion paid in 2014 and the remainder over the next three years.  We have recorded a total $3.9 million (net of a time value discount and legal costs incurred) as a reduction of selling, general and administrative (“SG&A”) expenses during the nine months ended September 30, 2014.

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

We generate approximately 65% of our revenues from the North American cable and satellite markets, approximately 25% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation.  Additionally, during the nine months ended September 30, 2014, we generated approximately 85% of our revenues from the Americas region, approximately 10% of our revenues from the Europe, Middle East and Africa region, and approximately 5% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

Third Quarter Highlights.  A summary of our results of operations for the third quarter of 2014, when compared to the third quarter of 2013, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2014	September 30, 2013
Revenues	$185,003	$186,180
Operating Results:
Operating income	13,831	20,553
Operating income margin	7.5%	11.0%
Diluted EPS	$0.15	$0.47
Supplemental Data:
ACP customer accounts (end of period)	50,036	49,151
Restructuring and reorganization charges	$7,784	$76
Stock-based compensation	4,536	3,979
Amortization of acquired intangible assets	3,790	4,757
Amortization of OID	1,460	1,351

Revenues.  Our revenues for the third quarter of 2014 were $185.0 million, a decrease of 1% when compared to $186.2 million for the same period in 2013.  The decrease in revenues can be attributed to lower software and services revenues of $8.2 million for the quarter and to a much lesser degree, a business divestiture completed at the end of 2013 (discussed in our 2013 Form 10-K) which resulted in approximately $2 million of divested revenues for the third quarter.  These decreases were offset to a large degree by growth in our processing revenues for the quarter.

Operating Results.  Operating income for the third quarter of 2014 was $13.8 million, or a 7.5% operating income margin percentage, compared to $20.6 million, or an 11.0% operating income margin percentage, for the third quarter of 2013.  The year-over-year decreases in operating income and operating income margin percentage are mainly due to the $7.8 million of restructuring and reorganization charges recorded in the third quarter of 2014 primarily associated with the reorganization of our Content Direct solution to facilitate its alignment across our offerings, including management programs and incentives (see Note 7 to our Financial Statements).

Diluted EPS.  Diluted EPS for the third quarter of 2014 was $0.15 compared to $0.47 for the third quarter of 2013.  The third quarter of 2014 diluted EPS was negatively impacted by the $7.8 million of restructuring and reorganization charges for the quarter, discussed above, which had a negative impact of $0.12 per diluted share.  Additionally, the third quarter of 2013 benefited from an unusually low GAAP effective income tax rate of 8%, primarily as result of the recognition of incremental R&D income tax credits claimed for development activities from previous years and partially by the reduction of certain tax allowances related to foreign operation.  The lower tax rate provided a benefit of approximately $6 million, or $0.17 per diluted share for the third quarter of 2013.

Cash and Cash Flows.  As of September 30, 2014, we had cash, cash equivalents and short-term investments of $183.5 million, as compared to $189.6 million as of June 30, 2014, and $210.8 million as of December 31, 2013.  Our cash flows from operating activities for the third quarter of 2014 were $19.6 million, compared to $25.2 million for the same period last year.  The third quarter 2014 cash flows were negatively impacted by the reorganization charge of $8.0 million, referenced above, and by approximately $12 million related to the timing of a large client’s monthly invoice payment, discussed below.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast, DISH Network Corporation (“DISH”), and Time Warner Cable, Inc. (“Time Warner”).  Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	September 30, 2014	June 30, 2014	September 30, 2013
Comcast	22%	21%	19%
DISH	15%	16%	15%
Time Warner	11%	11%	11%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Comcast	22%	20%	19%	21%
DISH	19%	13%	13%	14%
Time Warner	11%	16%	13%	9%

As the table above indicates, at September 30, 2014 and June 30, 2014, we experienced delays in the monthly payments received at quarter-end.  However, these monthly payments were received subsequent to quarter-end.

See our 2013 10-K for additional discussion of our business relationships and contractual terms with the above mentioned significant clients.

Comcast.  On July 25, 2014, we entered into an amendment to our Master Subscriber Management System Agreement with Comcast (the “Amended Agreement”).  The Amended Agreement provides the framework for Comcast to consolidate its residential customer accounts onto our ACP customer care and billing solution.  Key changes included in the Amended Agreement, and possible impacts to our business, are as follows:

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

▪	The next 25% of these Stock Warrants vest after the successful migration of the first 0.5 million customer accounts.
▪	The next 25% of these Stock Warrants vest only after 5 million additional customer accounts are migrated onto ACP.
▪	The last 25% of these Stock Warrants vest only after and proportionate to approximately 5 million additional customer accounts are migrated onto ACP.

-

Potential Future Comcast Acquired Residential Business. Should Comcast acquire additional residential customer accounts in the future, up to 1.0 million additional Stock Warrants will vest proportionately should these acquired customer accounts be migrated  onto ACP from other providers’ billing platforms, with full vesting based on a target of 5 million newly migrated customer accounts.

A copy of the Amended Agreement, along with the Warrant Agreement, with confidential information redacted, is filed as exhibit 10.22I to this Form 10-Q.

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

Results of Operations

Total Revenues.  Total revenues for the:  (i) third quarter of 2014 were $185.0 million, a 1% decrease when compared to $186.2 million for the third quarter of 2013; and (ii) nine months ended September 30, 2014 were $557.6 million, a 1% increase when compared to $552.9 million for the nine months ended September 30, 2013.  The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Processing and related services	$140,981	$133,294	$419,696	$399,112
Software and services	22,079	30,294	72,553	87,049
Maintenance	21,943	22,592	65,340	66,758
Total revenues	$185,003	$186,180	$557,589	$552,919

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the quarters and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Americas (principally the U.S.)	$156,594	$158,209	$475,722	$470,422
Europe, Middle East, and Africa	19,259	20,613	57,149	57,564
Asia Pacific	9,150	7,358	24,718	24,933
Total revenues	$185,003	$186,180	$557,589	$552,919

Processing and related services revenues.  Processing and related services revenues for the:  (i) third quarter of 2014 increased 6% to $141.0 million, from $133.3 million for the third quarter of 2013; and (ii) nine months ended September 30, 2014 increased 5% to $419.7 million, from $399.1 million for the nine months ended September 30, 2013.  The increases in processing and related services revenues are due mainly to the following key items:  (i) continued growth in our ACP processing revenues and several of our related ancillary products and services; (ii) growth in our international managed services offering as a result of recent contract wins and service launches; and (iii) special project work for certain clients completed in the first quarter of 2014.  These increases were offset to a certain degree by divested revenues resulting from the sale of a small print operation in July 2013 and our marketing analytics business at the end of 2013, which combined, had a total net impact of approximately $2 million and $7 million of processing revenues, respectively, for the third quarter and nine months ended September 30, 2014.

Additional information related to processing and related services revenues is as follows:

•

Amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the third quarters of 2014 and 2013 were $1.6 million and $1.5 million, respectively; and (ii) nine months ended September 30, 2014 and 2013 were $4.7 million and $4.6 million, respectively.

•	Total customer accounts processed on our ACP solution as of September 30, 2014 were 50.0 million, compared to 49.9 million as of June 30, 2014, and 49.2 million as of September 30, 2013.

Software and Services Revenues.  Software and services revenues for the:  (i) third quarter of 2014 decreased 27% to $22.1 million, from $30.3 million for the third quarter of 2013; and (ii) nine months ended September 30, 2014 decreased 17% to $72.6 million, from $87.0 million for the nine months ended September 30, 2013.  These decreases in software and services revenues can be mainly attributed to extended sales cycles in our software and professional services business and continued low market demand for large transformational software and service deals, and to a much lesser degree, the divested services revenues related to our marketing analytics business at the end of 2013, which resulted in decreases of approximately $1 million and $3 million, respectively, for the quarter and nine months ended September 30, 2014.

Maintenance Revenues.  Maintenance revenues for the: (i) third quarter of 2014 were $21.9 million, relatively consistent when compared to $22.6 million generated in the third quarter of 2013; and (ii) nine months ended September 30, 2014 were $65.3 compared to $66.8 million for the nine months ended September 30, 2013.

Total Expenses.  Our operating expenses for the:  (i) third quarter of 2014 were $171.2 million, a 3% increase when compared to $165.6 million for the third quarter of 2013; and (ii) nine months ended September 30, 2014 were $501.0 million, a 2% increase when compared to $492.7 million for the nine months ended September 30, 2013.  These increases are mainly attributed to the $7.8 million of restructuring and reorganization charges recorded in the third quarter of 2014, discussed above.

Additionally, during the first quarter of 2014, we incurred expenses related to the following unique items.  These items essentially offset each other within our total expenses, but are classified in different line items within our Income Statement for the nine months ended September 30, 2014:

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

Cost of Processing and Related Services (Exclusive of Depreciation).  The cost of processing and related services for the:  (i) third quarter of 2014 increased 6%, to $69.2 million, from $65.2 million for the third quarter of 2013; and (ii) nine months ended September 30, 2014 increased 8% to $205.0 million, from $189.7 million for the nine months ended September 30, 2013.  These increases are primarily due to the following key items: (i) an increase in our ACP data processing costs resulting from our clients’ continued growth and increasing complexities of their businesses, thus requiring more computing resources; (ii) reassignment of resources related to increases in client directed and funded work on our ACP platform and our international managed services offering; and (iii) an increase in certain other variable costs related to corresponding increases in related revenues, to include our managed services offering.  Total processing and related services cost as a percentage of our processing and related services revenues for the:  (i) third quarters of 2014 and 2013 were 49.1% and 48.9%, respectively; and (ii) nine months ended September 30, 2014 and 2013 were 48.8% and 47.5%, respectively.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the:  (i) third quarter of 2014 decreased 12%, to $17.5 million, from $19.9 million for the third quarter of 2013; and (ii) nine months ended September 30, 2014 decreased 5% to $60.7 million, from $63.9 million for the nine months ended September 30, 2013.  These decreases in cost of software and services is reflective of the lower revenues for the periods and a result of the reassignment of personnel and the related costs previously assigned internally to software and consulting projects to other projects, with the year-to-date amount offset to certain degree by the estimated cost overruns related to the large software and services implementation project, discussed above.  Total software and services cost as a percentage of our software and services revenues for the:  (i) third quarters of 2014 and 2013 were 79.3% and 65.8%, respectively; and (ii) nine months ended September 30, 2014 and 2013 were 83.7% and 73.4%, respectively.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the: (i) third quarter of 2014 decreased 21%, to $7.7 million, from $9.8 million for the third quarter of 2013; and (ii) nine months ended September 30, 2014 decreased 17% to $24.5 million, from $29.4 million for the nine months ended September 30, 2013, with the decreases mainly attributed to a decrease in amortization expense for certain technology assets that became fully amortized in previous periods and to the reassignment of personnel and the related costs previously assigned internally to maintenance projects to other projects.  Total cost of maintenance as a percentage of our maintenance revenues for the: (i) third quarters of 2014 and 2013 were 35.3% and 43.3%, respectively; and (ii) nine months ended September 30, 2014 and 2013 were 37.6% and 44.0%, respectively.

R&D Expense.  R&D expense for the: (i) third quarter of 2014 decreased 5%, to $26.3 million, from $27.6 million for the third quarter of 2013; and (ii) nine months ended September 30, 2014 decreased 7% to $77.8 million, from $83.7 million for the nine months ended September 30, 2013.  These decreases in R&D expense between years are primarily a result of the reassignment of resources previously assigned to development projects to other areas of the business, primarily client directed and funded work on our ACP platform.  As a percentage of total revenues, R&D expense was 14.2% for the third quarter of 2014 compared to 14.8% for the third quarter of 2013.

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

SG&A Expense.  SG&A expense for the: (i) third quarter of 2014 increased slightly to $39.0 million, from $38.4 million for the third quarter of 2013; and (ii) nine months ended September 30, 2014 increased 3% to $113.5 million, from $110.6 million for the nine months ended September 30, 2013.  These increases are mainly due to the investments we are making in the business towards new initiatives, to include our cyber security offering (i.e., our Invotas product).  Additionally, included in the first quarter 2014 SG&A expense is the $3.9 million reduction of expense related to the settlement agreement discussed above.

Our SG&A costs as a percentage of total revenues for the third quarters of 2014 and 2013 were 21.1% and 20.6%, respectively.

Depreciation Expense.  Depreciation expense for the: (i) third quarter of 2014 decreased 23%, to $3.6 million, from $4.6 million for the third quarter of 2013; and (ii) nine months ended September 30, 2014 decreased 27% to $10.5 million, from $14.4 million for the nine months ended September 30, 2013, with the decreases a result of certain assets that became fully depreciated over the past year and assets sold as part of our 2013 divestures.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the:  (i) third quarter of 2014 were $7.8 million, compared to $0.1 million for the third quarter of 2013; and (ii) nine months ended September 30, 2014 were $9.0 million, compared to $0.9 million for the nine months ended September 30, 2013. During the third quarter of 2014, we recorded restructuring and reorganization charges of $7.8 million primarily associated with the reorganization of our Content Direct solution to facilitate its alignment across our offerings, including management programs and incentives (see Note 7 to our Financial Statements).

Operating Income. Operating income and operating income margin percentages for the:  (i) third quarter of 2014 was $13.8 million, or 7.5% of total revenues, compared to $20.6 million, or 11.0% of total revenues for the third quarter of 2013; and (ii) nine months ended September 30, 2014 was $56.6 million, or 10.1% of total revenues, compared to $60.3 million, or 10.9% of total revenues for the nine months ended September 30, 2013. These decreases in operating income and operating income margin percentage are mainly due to the reorganization charge of $8.0 million recorded in the third quarter of 2014, discussed above.

Income Tax Provision.  The effective income tax rates for the third quarters of 2014 and 2013 and nine months ended September 30, 2014 and 2013 were as follows:

Quarter Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
48%	8%	46%	14%

For the full-year 2014 we are currently estimating an effective income tax rate of 46%, which does not include any benefit from R&D tax credits generated during the year, as they have not yet received Congressional approval.  If enacted prior to the end of the year, we would include those income tax benefits in our 2014 effective income tax rate.

For the third quarter and nine months ended September 30, 2013, the effective income tax rate was unusually low driven mainly by incremental R&D income tax credits claimed for the development activities from previous years and partially by the reduction of certain tax allowances related to foreign operations.  The lower tax rates provided a benefit of $5.6 million and $11.5 million for the third quarter and nine months ended September 30, 2013, respectively.

Liquidity

Cash and Liquidity

As of September 30, 2014, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $183.5 million, compared to $189.6 million as of June 30, 2014 and $210.8 million as of December 31, 2013.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our Credit Agreement, we have a $100 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in November 2017 (or December 31, 2016 if certain conditions exist).  As of September 30, 2014, there were no borrowings outstanding on the Revolver.  The Credit Agreement contains customary affirmative covenants and financial covenants.  As of September 30, 2014, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30, 2014	December 31, 2013
Americas (principally the U.S.)	$159,113	$187,596
Europe, Middle East and Africa	20,350	18,665
Asia Pacific	3,996	4,576
Total cash, equivalents and short-term investments	$183,459	$210,837

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of September 30, 2014, we had $4.8 million of cash restricted as to use to collateralize outstanding letters of credit.

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

Our 2013 and 2014 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2013:
March 31	$41,320	$(18,776)	$22,544
June 30	31,308	7,494	38,802
September 30	29,634	(4,398)	25,236
Year-to-date total	$102,262	$(15,680)	$86,582
2014:
March 31(1)	$27,983	$(36,561)	$(8,578)
June 30	24,804	43	24,847
September 30 (2)	22,452	(2,815)	19,637
Year-to-date total	$75,239	$(39,333)	$35,906
(1)

Cash flows from operating activities for the quarter ended March 31, 2014 reflect the negative impact of the following timing items on working capital for the quarter: (i) the increase in the accounts receivable balance primarily related to the timing around certain monthly client payments that were received after the quarter ended; and (ii) the payment of 2013 year-end accrued employee incentive compensation.

(2)

Cash flows from operating activities for the quarter ended September 30, 2014 were negatively impacted by: (i) the $8.0 million charge associated with the reorganization of our Content Direct solution to facilitate its alignment across our offerings, including management programs and incentives (see Note 7 to our Financial Statements); and (ii) an approximately $12 million delayed client invoice payment that was received subsequent to quarter-end.

We believe the above table illustrates our ability to generate recurring quarterly cash flows from our operations, and the importance of managing our working capital items. The variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to fluctuations in timing at quarter-end for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2013:
March 31	$182,711	$(3,618)	$179,093	64
June 30	176,271	(3,750)	172,521	65
September 30	177,800	(3,043)	174,757	65
2014:
March 31	$198,840	$(3,104)	$195,736	64
June 30	194,413	(2,798)	191,615	69
September 30	193,760	(2,736)	191,024	70

During the second and third quarters of 2014, we experienced a deterioration of our DBO, which has historically been a relatively consistent metric for us, as evidenced by the table above.  This increase in our DBO can be mainly attributed to our international software and services business, which has seen a decrease in billings during 2014, without a corresponding decrease in accounts receivable due to project milestone timing, delayed payments, and monetary restrictions in certain jurisdictions.  Additionally, we experienced an increase in gross and net billed accounts receivable in the first three quarters of 2014 related primarily to the timing around certain recurring client payments (all from different clients) that were delayed at each quarter end, which also negatively impacted our DBO.  As these monthly payments were received subsequent to each quarter-end, they do not raise any collectability concerns.

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

Unbilled Trade Accounts Receivable

Revenue earned and recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable.  Our unbilled accounts receivable as of the end of the indicated periods are as follows (in thousands):

	2014	2013
March 31	$39,541	$26,836
June 30	39,592	35,426
September 30	39,513	41,347

The unbilled accounts receivable balances above are primarily the result of several transactions with various milestone and contractual billing dates which have not yet been reached.  Unbilled accounts receivable are an inherent characteristic of certain software and professional services transactions and may fluctuate between quarters, as these type of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Accrued Employee Compensation

Accrued employee compensation decreased $18.2 million, from $58.4 million as of December 31, 2013 to $40.2 million as of September 30, 2014.  This decrease is primarily due to:  (i) the payment of 2013 employee incentive compensation that were fully accrued for at December 31, 2013, offset to a certain degree by the accrual for the 2014 employee incentive compensation; and (ii) the timing of payment of employee wages and other benefits.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.  Additionally, during the third quarter of 2013, we sold a small print and mail facility which resulted in net proceeds from the disposition of $1.1 million and 1.7 million, respectively, during the nine months ended September 30, 2014 and 2013.

Purchases/Sales of Short-term Investments.  During the nine months ended September 30, 2014 and 2013, we purchased $127.0 million and $129.3 million, respectively, and sold (or had mature) $146.4 million and $62.7 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the nine months ended September 30, 2014 and 2013, for property and equipment, and investments in client contracts were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Property and equipment	$21,406	$18,986
Client contracts	4,235	5,349

The property and equipment expenditures during the nine months ended September 30, 2014 consisted principally of investments in: (i) computer hardware, software, and related equipment; and (ii) facilities and internal infrastructure items.

The investments in client contracts for the nine months ended September 30, 2014 and 2013 relate to client incentive payments ($3.0 million and $4.7 million, respectively) and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($1.2 million and $0.6 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the nine months ended September 30, 2014 and 2013, we paid Board approved dividend payments totaling $15.5 million and $9.6 million, respectively.

Repurchase of Common Stock.  During the nine months ended September 30, 2014 and 2013, we repurchased approximately 0.2 million and 0.5 million shares of our common stock under the guidelines of our Stock Repurchase Program for approximately $5 million and $10 million, respectively.  Outside of our Stock Repurchase Program, during the nine months ended September 30, 2014 and 2013, we repurchased from our employees and then cancelled approximately 0.2 million and 0.3 million shares of our common stock for $6.7 million and $5.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt.  During the nine months ended September 30, 2014 and 2013, we made $11.3 million of principal repayments during each period.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of September 30, 2014, we had cash, cash equivalents, and short-term investments of $183.5 million, of which approximately 86% is in U.S. Dollars and held in the U.S. We have $4.8 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

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

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program.  During the nine months ended September 30, 2014, we repurchased 192,100 shares of our common stock for $5.2 million ($27.26 per share). As of September 30, 2014, we have 1.9 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock. We continue to evaluate the best use of our capital going forward, which from time-to-time, may include additional share repurchases as market and business conditions warrant.

•

Cash Dividends. In June 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders. During the nine months ended September 30, 2014, we made dividend payments totaling $15.5 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Boards’ approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Capital Expenditures. During the nine months ended September 30, 2014, we spent $21.4 million on capital expenditures. At this time, we expect our 2014 capital expenditures to be relatively consistent with that of 2013. As of September 30, 2014, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. In addition, we incurred direct and incremental costs related to conversion/set-up services provided under long-term processing contracts. During the nine months ended September 30, 2014, we made client incentive payments and incurred deferred conversion/set-up services costs totaling $4.2 million. As of September 30, 2014, we had commitments to make $3.0 million of client incentive payments, $1.5 million in 2015 and 2016, respectively.

On July 25, 2014, we entered into an Amended Agreement with Comcast.  As an additional incentive for Comcast to migrate new customer accounts to ACP, the Amended Agreement includes the issuance of Stock Warrants for the right to purchase up to approximately 2.9 million shares of our common stock, with vesting tied primarily to the number of customer accounts Comcast migrates onto ACP. Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of September 30, 2014 none of the Stock Warrants had vested.

•

Long-Term Debt Service. As of September 30, 2014 our long-term debt consisted of: (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $123.8 million. During the next twelve months, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time related to the 2010 Convertible Notes is the $4.5 million of interest payments. Over the next 12 months, the mandatory repayments and the cash interest expense (based upon current interest rates) for our Credit Agreement are approximately $20.6 million and $3.0 million, respectively. We have the ability to make prepayments on our Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of September 30, 2014, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

The interest rate on our convertible debt is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin.  As of September 30, 2014, we were exposed to fluctuations in interest rate movements on $123.8 million of our term loan.  See Note 5 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the September 30, 2014 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of September 30, 2014 and December 31, 2013 were $75.6 million and $82.7 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2014 and December 31, 2013 were $107.9 million and $128.2 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash, primarily in the U.S.  The day-to-day management of our U.S. short-term investments is performed by a large financial institution, using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with:  (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the nine months ended September 30, 2014, we generated approximately 88% of our revenues in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of September 30, 2014 and December 31, 2013, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	September 30, 2014		December 31, 2013
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$(4)	$2,445	$(39)	$3,075
Euro	(76)	6,080	(41)	5,618
U.S. Dollar	(314)	12,642	(191)	18,996
Other	(75)	2,642	(8)	2,686
Totals	$(469)	$23,809	$(279)	$30,375

A hypothetical adverse change of 10% in the September 30, 2014 exchange rates would not have had a material impact upon our results of operations.

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

During the third quarter of 2014, we completed a global-wide initiative to consolidate our financial processing systems onto a single, enterprise-wide system solution.  Prior to this, we had been utilizing primarily two separate systems.  In connection with this initiative and resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.

Except as discussed above, the CEO and CFO concluded that there have been no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CSG SYSTEMS INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not presently a party to any material pending or threatened legal proceedings.

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2013 Form 10-K.  There were no material changes to the risk factors disclosed in our 2013 Form 10-K during the third quarter of 2014, with the exception of certain updates to the following risk factor:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the third quarter of 2014 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 – July 31	2,733	$26.74	-	2,130,881
August 1 – August 31	74,884	27.81	72,300	2,058,581
September 1 – September 30	119,800	26.92	119,800	1,938,781
Total	197,417	$27.26	192,100
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.

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

Dated: November 6, 2014

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Peter E. Kalan
Peter E. Kalan
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.22I*	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22J*	Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.23AH*	Forty-second Amendment to the Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.23AI*	Forty-third Amendment to the Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.23AJ*	Forty-fourth Amendment to the Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.23AK*	Forty-fifth Amendment to the Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.23AL*	Forty-sixth Amendment to the Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.24AI*	Eighty-seventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AJ*	Eighty-eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AK*	Eighty-ninth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AL*	Ninetieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AM*	Ninety-first Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.