Form 10-K
period 2014-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2015-02-27
CIK 1005757

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2014, was $859,503,967.

Shares of common stock outstanding at February 23, 2015: 34,177,137

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed on or prior to April 30, 2015, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2014 FORM 10-K

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

Our solutions help service providers streamline and scale operations, introduce and adapt products and services to meet changing consumer demands, and address the challenges and opportunities of a dynamically evolving global business environment. Our broad suite of solutions helps our clients improve their business operations by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions, while at the same time, more efficiently managing the service provider’s cost structure. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the ever expanding needs of communications service providers to provide a differentiated, real-time, and personal experience for their consumers. This extensive suite of solutions includes revenue management, content management and monetization, and customer interaction management platforms.

Our principal executive offices are located at 9555 Maroon Circle, Englewood, Colorado 80112, and the telephone number at that address is (303) 200-2000. Our common stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CSGS”. We are a S&P Small Cap 600 company.

Industry Overview

Background. We provide business support solutions to the world’s leading communications service providers, as well as clients in several complex and highly competitive industries. Our solutions coordinate and manage many aspects of a service provider’s customer interactions, from the initial activation of customer accounts, to the support and fulfilment of various products and services, and through the presentment, collection, and accounts receivables management of monthly customer statements. While our heritage is in serving the North American video and satellite market, through acquisition and organic growth, we have broadened and enhanced our solutions to extend our business both globally and to a number of other industries including content distribution, media and entertainment, and telecommunications.

Market Conditions of the Communications Industry. As the majority of our clients operate within the global communications industry sector, the economic state of this industry directly impacts our business.  The global communications industry has undergone significant fluctuations in growth rates and capital investment cycles over the past several years due to multiple competitive and economic factors.  Current economic indices suggest a slow stabilization of the industry, but it is impossible to predict whether this stabilization will persist or be subject to future instability.  In addition, industry consolidation continues as service providers look for ways to expand their markets, increase their revenues, and gain greater scale efficiencies in their operations.

The impact of these market factors has resulted in spending cautiousness with large transformational projects being displaced in favor of more incremental changes to business operations. Globally, mature operators are looking for ways to control costs, streamline operations, roll out new products and services quickly, and expand their scale, while operators in emerging markets are focusing on capitalizing on the growth of new services and the explosion of connected devices. Regardless of the specific situation, companies continue to have an increased focus on investing in those solutions and services that have a demonstrable short-term return on investments, generate new revenues, and help businesses remain competitive and meet rapidly changing consumer demands.

Market Trends of Communications Industry. The communications industry is experiencing heightened competition and a dramatic shift in purchasing power to the consumer as the consumer now has more choices for content, devices, and providers than ever before. There are three key trends that are emerging as communication service providers (“CSPs”) try to evolve and compete in this highly complex ecosystem.

•

The first trend relates to an increased pressure for CSPs to find new revenue sources, while also managing their cost structure and quality of service delivery as their business evolves. CSPs are seeing a decline in revenues and profits associated with their traditional services like wireline voice and video as a result of new or increased competition. In order to offset these declining revenues and profits, CSPs are launching new and unproven revenue generating services with minimal capital investment, while also looking for ways to improve their cost structure. The result of these scenarios is that many CSPs are capping their investments on their traditional systems and looking for associated cost savings opportunities while launching new services with highly-flexible, lower cost solutions.

•

The second trend CSPs are facing relates to the purchasing experience. Consumers have become accustomed to and value a simplified purchasing experience, much like they do with online apps like music or video downloads. In addition, communications services like voice, video, or data are being commoditized as a result of being bundled in an “all-you-can eat” package. In order to improve the overall consumer experience, CSPs are simplifying their requirements for billing and related services by moving much of the flexibility and nimbleness required for service activation and delivery into the network or the device, literally putting more control in the consumers’ hands.

•

And finally, the last trend that is beginning to emerge is the evolution of the CSPs to a digital lifestyle services provider. In an “always-on” and connected digital society, some CSPs will desire to be the key source for content in a highly personalized experience based on individual consumer needs, desires and consumption history.  These providers will look beyond their own network and provide ubiquitous access to digital services. The “brand” and the “experience” become much more important to these providers as brand loyalty and personalized experience play a larger role in purchasing decisions. They will no longer be competing solely with the traditional communication companies, but will also be competing against well-known brands like Apple, Amazon and Google for their share of the consumer’s wallet.  And, importantly, they will be looking to create a digital services ecosystem that extends beyond the traditional video, entertainment and content services and offer everything from e-books to health care monitoring services, thereby increasing their ecosystem and revenue management complexity.

Overall, these market trends drive the demand for scalable, flexible, and cost-efficient revenue management and customer interaction management solutions, which we believe will provide us with revenue opportunities. As a result, we have historically invested a significant amount of our revenues in R&D and have acquired companies that enable us to expand our offerings in a more timely and efficient manner. We believe that our scalable, modular, and flexible solutions combined with our rich domain expertise provide the industry with proven solutions to improve their profitability and consumers’ experiences.  We have specifically architected our solutions to provide operators with a more incremental approach to transforming their businesses, thereby reducing the risk associated with this evolution.

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

Create Long-Term, Recurring Relationships Within The Communications Industry. Our relentless, relationship-driven, customer-focused business approach is built on a foundation of respect, integrity, and collaboration. As a result, we enjoy long-term relationships with many of the world’s leading service providers based on a true partnership aimed at helping providers enable sustainable growth, create efficiencies, and deliver differentiated services to their customers.

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

Deliver On Our Commitments. Our products and services are business critical. We help our clients manage the entire customer lifecycle, from acquisition to servicing to billing for their end customers. As a result, it is imperative that we deliver on our commitments. For over 30 years, we have been helping blue-chip companies manage periods of explosive and sustained market growth and change – helping them drive revenues, improve their profitability, and deliver positive customer experiences. Our track record of doing what we say we are going to do has enabled us to become embedded in our clients’ operations and be a trusted advisor and integral member of their teams.

Bring New Skills and Talents to Market. In order to help our clients manage the pace of change, we invest in our people so that they are prepared to bring the highest quality technical skills, interpersonal skills, and managerial skills to our business and our clients.

In summary, we are focused on helping our clients compete more effectively and successfully in an ever-changing market.

Description of Business

Key Clients. We work with the leading communication providers located around the world. A partial list of those service providers as of December 31, 2014 is included below:

AT&T	Inmarsat
Bharti Airtel	Mediacom Communications
Cable One Inc.	MTN
Charter Communications, Inc.	Orange Telecom
Comcast Corporation (“Comcast”)	Singapore Telecommunications Ltd
Cox Communications	Telstra
DISH Network Corporation (“DISH”)	Time Warner Cable, Inc. (“Time Warner”)
ESPN	Telefônica
Hutchinson Whampoa 3G	Verizon

The North American communications industry has experienced significant consolidation over the past decade, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale, and there are possibilities of further consolidation, illustrated by the current proposed acquisition of Time Warner by Comcast. Consistent with this market concentration and our heritage in serving the North American cable and satellite markets, a large percentage of our historical revenues have been generated from our three largest clients, as shown in the table below. Clients that represented 10% or more of our revenues for 2014 and 2013 were as follows (in millions, except percentages):

	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Comcast	$162	22%	$144	19%
DISH	112	15%	113	15%
Time Warner	83	11%	78	11%

See the Significant Client Relationships section of our MD&A for additional information regarding our business relationships with these key clients, including the potential impact to our business from the proposed Comcast acquisition of Time Warner, and related transactions with Charter Communication Inc. and its affiliates (“Charter”).

Research and Development. Our clients around the world are facing competition from new entrants and at the same time, are deploying new services at a rapid pace and dramatically increasing the complexity of their business operations. Therefore, we continue to make meaningful investments in R&D to ensure that we stay ahead of our clients’ needs and advance our clients’ businesses as well as our own. We recognize these challenges and believe our value proposition is to provide solutions that help our clients ensure that each customer interaction is an opportunity to create value and deepen the business relationship. As a result of our R&D efforts, we have not only broadened our footprint within our client base with many new innovative product offerings, but have also found success in penetrating new markets with portions of our suite of customer interaction management solutions.

Our total R&D expenses for 2014 and 2013 were $104.7 million and $110.0 million, respectively, or approximately 14% and 15% of total revenues. In the near term, we expect that our R&D investment activities will be relatively consistent with that of 2014, with the level of our total R&D spend highly dependent upon the opportunities that we see in our markets.

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

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our primary product solutions include the following:

•

Cable and Satellite Care and Billing: Our billing and customer care platform, Advanced Convergent Platform (“ACP”), is the premier system for cable and satellite providers in North America. ACP, a pre-integrated platform delivered in a private hosted cloud environment, is relied upon every single day by over 50 million consumers of voice, video, and data services, and is used by more than 95,000 of our clients’ customer service agents, and 50,000 of our clients’ field force technicians, dispatchers and routers.

•

Convergent Rating and Billing: Our Singleview suite provides an integrated customer care, billing and real-time rating and charging solution for the global marketplace delivered in either a cloud or stand-alone environment. This solution is a real-time policy, charging, billing, and customer care solution designed from the ground up for convergent markets. Singleview inherently improves support and promotes optimization as a result of the single view of the customer across all services and transactions. As a result, the capabilities of the Singleview suite extend beyond the communications industry to other transaction-intensive markets including financial services, logistics, and transportation.

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

In summary, we offer a fully integrated, cloud-based revenue and customer management solution, complemented with world-class applications software and customized software solutions, allowing us to provide one of the most comprehensive, flexible, pre-integrated products and services solutions to the communications market. We believe this pre-integrated approach and multiple delivery models allows our clients to bring new product offerings to market quickly and provide high-quality customer service in a cost effective manner. In addition, we also license certain software products (e.g., Singleview, TSM, and WBMS) and provide expert professional services to implement, configure, and maintain these software products.

Historically, a substantial percentage of our total revenues have been generated from ACP and Customer Interaction Management solutions. These products and services are expected to provide a large percentage of our total revenues in the foreseeable future as well.

Business Acquisitions. As noted above, our strategy includes acquiring assets and businesses which provide the technology and technical personnel to expedite our product development efforts, provide complementary products and services, increase market share, and/or provide access to new markets and clients. Consistent with this strategy, we have acquired six different businesses over the last seven years, with the most recent acquisitions highlighted as follows:

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

Ascade. In July of 2012, we acquired one of the leading providers of trading and routing solutions to the telecom industry, Ascade Holdings AB (“Ascade”). With this acquisition, we expanded our solution offering to include trading and routing solution capabilities and added approximately 75 wholesale billing customers to our client list. The acquisition expanded and strengthened our geographic presence by bringing product specialists and support resources to our combined 300+ wholesale customers worldwide.

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

Managed Services. We expanded our managed services capabilities and expertise developed in our North American operations to international operators in early 2013. For our managed services clients, we assume long-term responsibility for delivering our software solutions and related operations under a defined scope and specified service levels, generally using our clients’ infrastructure and premises.

Client and Product Support. Our clients typically rely on us for ongoing support and training needs related to our products. We have a multi-level support environment for our clients, which include account management teams to support the business, operational, and functional requirements of each client. These account teams help clients resolve strategic and business issues and are supported by our International Service Desk (“ISD”) and Global Operations Service Management (“GOSM”), which we operate 24 hours a day, seven days a week. Clients call a telephone number, and through an automated voice response unit, have their calls directed to the appropriate ISD or GOSM personnel to answer their questions. We have a full-time training staff and conduct ongoing training sessions both in the field and at our training facilities.

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

Employees

As of December 31, 2014, we had a total of 3,448 employees, an increase of 50 employees when compared to the number of employees we had as of December 31, 2013. Our success is dependent upon our ability to attract and retain qualified employees. None of our employees are subject to a collective bargaining agreement, but are subject to various foreign employment laws and regulations based on the country in which they are employed. We believe that our relations with our employees are good.

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

Over the past decade, the worldwide communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale, and there are possibilities of further consolidation, illustrated by the current proposed acquisition of Time Warner by Comcast. Consistent with this market concentration, we generate over 40% of our revenues from our three largest clients, which are (in order of size) Comcast, DISH, and Time Warner, which each individually accounted for 10% or more of our total revenues. In addition, if the acquisition of Time Warner by Comcast is consummated without material deviation from its proposed form, we will experience greater concentration of our revenues with two clients, rather than three. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients, including the potential impact to our business from the proposed Comcast acquisition of Time Warner, and related transactions with Charter.

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

We May Not Realize Our Anticipated Growth With Comcast Related to New Customer Account Migration Opportunities.

In July 2014, we entered into an expanded and extended contract with our largest client, Comcast.  The expanded contract provides the framework for Comcast to consolidate its residential business onto our billing solution.  Under the new agreement, Comcast added approximately two million residential customers onto our billing solution in late 2014.  We believe we have the opportunity to migrate up to an additional eight million Comcast customer accounts that are currently on one of our competitor’s platforms onto our solution over the next few years as part of any future standardization by Comcast of their residential business.  In addition, if the proposed acquisition of Time Warner by Comcast is consummated, we believe we have the opportunity to migrate additional customer accounts if Comcast seeks to consolidate the acquired Time Warner business onto a single platform. Under this scenario, up to five million additional customer accounts could be migrated onto our platform over the next few years.

Although Comcast has expressed to us their intention to consolidate their residential customer accounts to our platform, they have no financial or legal requirement to do so.  The timing of and the number of customer accounts to be migrated to CSG, if any, is at the discretion of Comcast.  There can be no assurances, therefore, as to: (i) the timing or the number of any new customer accounts migrated to us by Comcast; or (ii) whether the Comcast and Time Warner merger will be consummated, and whether Comcast would choose to migrate any of the acquired Time Warner customer accounts onto our platform.

We May Not Be Able to Efficiently and Effectively Implement New Solutions or Convert Clients onto Our Solutions.

Our continued growth plans include the implementation of new solutions, as well as migrating both new and existing clients to our solutions. Such implementations or migrations (collectively referred to hereafter in this section as “implementations”), regardless of whether they involve new solutions or new customers, have become increasingly more difficult because of the sophistication, complexity, and interdependencies of the various software  and network environments impacted, combined with the increasing complexity of the clients’ underlying business processes. In addition, the complexity of the implementations increases when the arrangement includes other vendors participating in the project, including but not limited to, prime and subcontractor relationships with our company. For these reasons, implementations subject our clients’ to potential business disruption, which could cause them to delay or even cancel future implementations.

As a result, there is a risk that we may experience cancellations of previously scheduled implementations, delays in an implementation, or unexpected costs associated with particular implementations. In addition, our inability to complete implementations in an efficient and effective manner could have a material adverse effect on our results of operations, and could damage our reputation in the market place, reducing our opportunity to grow our business with both new and existing clients.

The Delivery of Our Solutions is Dependent on a Variety of Computing Environments and Communications Networks Which May Not Be Available or May Be Subject to Security Attacks.

Our processing solutions are generally delivered through a variety of computing environments operated by us (collectively referred to hereafter in this section as “Systems”). We provide such computing environments through both outsourced arrangements, such as our current data processing arrangement with Infocrossing LLC (“Infocrossing”), a Wipro Limited company, as well as internally operating numerous distributed servers in geographically dispersed environments. The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our solutions are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the high availability and uncompromised security of our Networks and Systems to conduct their business operations.

Our Networks and Systems are subject to the risk of an extended interruption, outage, or security breach due to many factors such as: (i) planned changes to our Systems and Networks for such things as scheduled maintenance and technology upgrades, or migrations to other technologies, service providers, or physical location of hardware; (ii) human and machine error; (iii) acts of nature; and (iv)

intentional, unauthorized attacks from computer “hackers”, or cyber-attacks. Most recently, the marketplace is experiencing an ever-increasing exposure to both the number and severity of cyber-attacks.  In addition, we continue to expand our use of the Internet with our product offerings thereby permitting, for example, our clients’ customers to use the Internet to review account balances, order services or execute similar account management functions. Allowing access to our Networks and Systems via the Internet has the potential to increase their vulnerability to unauthorized access and corruption, as well as increasing the dependency of our Systems’ reliability on the availability and performance of the Internet and end users’ infrastructure they obtain through other third party providers.

The method, manner, cause and timing of an extended interruption, outage, or security breach in our Networks or Systems are impossible to predict. As a result, there can be no assurances that our Networks and Systems will not fail, not suffer a security breach or that our business continuity or remediation plans will adequately mitigate the negative effects of a disruption or security breach to our Networks or Systems. Further, our property and business interruption insurance may not adequately compensate us for losses that we incur as a result of such interruptions or security breaches. Should our Networks or Systems: (i) experience an extended interruption or outage; (ii) have their security breached; or (iii) have their data lost, corrupted or otherwise compromised, it would impede our ability to meet product and service delivery obligations, and likely have an immediate impact to the business operations of our clients. This would most likely result in an immediate loss to us of revenue or increase in expense, as well as damaging our reputation. An information breach in our Systems or Networks and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on our business operations than a hardware-related failure. The loss of confidential information could result in losing the customers’ confidence, as well as imposition of fines and damages. Any of these events could have an immediate, negative impact upon our financial position and our short-term revenue and profit expectations, as well as our long-term ability to attract and retain new clients.

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing solutions to our clients, we process, transmit, and store confidential and personally identifiable information, including social security numbers and financial information. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations. We use various data encryption strategies and have implemented measures to protect against unauthorized access to such information, and comply with these laws and regulations. These measures include standard industry practices such as periodic security reviews of our systems by independent parties, network firewalls, procedural controls, intrusion detection systems, and antivirus applications. Because of the inherent risks and complexities involved in protecting this information, these measures may fail to adequately protect this information. Any failure on our part to protect the privacy of personally identifiable information or comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution, and unfavorable publicity. Even the mere perception of a security breach or inadvertent disclosure of personally identifiable information could damage our reputation and inhibit market acceptance of our solutions. In addition, third party vendors that we engage to perform services for us may unintentionally release personally identifiable information or otherwise fail to comply with applicable laws and regulations. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

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

We May Not Be Able to Respond to Rapid Technological Changes.

The market for business support solutions, such as customer care and billing solutions, is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon: (i) our ability to continuously expand, adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our clients without sacrificing the reliability or quality of the solutions; (ii) the integration of acquired technologies and their widely distributed, complex worldwide operations, assets and their widely distributed, complex worldwide operations; and (iii) creating and maintaining an integrated suite of customer care and billing solutions, which are portable to new verticals such as utilities, financial services, and content distribution.  In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Our attempts to meet these demands subjects our R&D efforts to greater risks.

As a result, substantial and effective R&D and product investment will be required to maintain the competitiveness of our solutions in the market. Technical problems may arise in developing, maintaining, integrating, and operating our solutions as the complexities are increased. Development projects can be lengthy and costly, and may be subject to changing requirements, programming difficulties, a shortage of qualified personnel, and/or unforeseen factors which can result in delays. In addition, we may be responsible for the implementation of new solutions and/or the migration of clients to new solutions, and depending upon the specific solution, we may also be responsible for operations of the solution.

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

Variability in quarterly revenues and operating results are inherent characteristics of the software and professional services industries. Common causes of a failure to meet revenue and operating expectations in these industries include, among others:

•	The inability to close and/or recognize revenue on one or more material transactions that may have been anticipated by management in any particular period;
•	The inability to renew timely one or more material maintenance agreements, or renewing such agreements at lower rates than anticipated; and
•	The inability to complete timely and successfully an implementation project and meet client expectations materially within our cost estimates, due to factors discussed in greater detail below.

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

Our International Operations Require Us To Comply With Applicable U.S. and International Laws and Regulations.

Doing business on a worldwide basis requires our company and our subsidiaries to comply with the laws and the regulations of the U.S. government and various international jurisdictions.  In addition, the number of countries enacting anti-corruption laws and related enforcement activities is increasing. These regulations place restrictions on our operations, trade practices and trade partners. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations such as the Foreign Corrupt Practices Act (“FCPA”), the U.K. Anti-Bribery Act and economic sanction programs administered by OFAC.

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

Although we hold a limited number of patents and patent applications on some of our solutions, we do not rely upon patents as a primary means of protecting our rights in our intellectual property. In any event, there can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties. Also, much of our business and many of our solutions rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

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

We May Incur Material Restructuring Charges in the Future.

In the past, we have recorded restructuring charges related to involuntary employee terminations, various facility abandonments, and various other restructuring and reorganization activities. We continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce, and operating facilities. As a result, there is a risk, which is increased during economic downturns and with expanded global operations, that we may incur material restructuring or reorganization charges in the future.

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $225 million of goodwill, and $130 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts) as of December 31, 2014. These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

As of December 31, 2014, we were operating in over 35 leased sites around the world, representing approximately 630,000 square feet.

Our corporate headquarters is located in Englewood, Colorado. In addition, we lease office space in the United States in Alexandria, Virginia; Atlanta, Georgia; Bloomfield, New Jersey; Chicago, Illinois; Columbia, Maryland; Coppell, Texas, Omaha, Nebraska; Oxnard, California; and Philadelphia, Pennsylvania. The leases for these office facilities expire in the years 2015 through 2025. We also maintain leased facilities internationally in Australia, Brazil, Canada, China, Denmark, France, India, Ireland, Lebanon, Malaysia, Philippines, Poland, Russia, Singapore, South Africa, Sweden, United Arab Emirates, and the U.K. The leases for these international office facilities expire in the years 2015 through 2022. We utilize these office facilities primarily for the following: (i) client services, training, and support; (ii) product and operations support; (iii) systems and programming activities; (iv) professional services staff; (v) R&D activities; (vi) sales and marketing activities; and (vii) general and administrative functions.

Additionally, we lease two statement production and mailing facilities totaling approximately 176,000 square feet. These facilities are located in: (i) Omaha, Nebraska; and (ii) Wakulla County, Florida. The leases for these facilities expire in the 2018 and 2019, respectively.

We believe that our facilities are adequate for our current needs and that additional suitable space will be available as required. We also believe that we will be able to either: (i) extend our current leases as they terminate; or (ii) find alternative space without experiencing a significant increase in cost. See Note 9 to our Financial Statements for information regarding our obligations under our facility leases.

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

************************************************************************************************

Executive Officers of the Registrant

As of December 31, 2014, our executive officers were Peter E. Kalan (Chief Executive Officer and President), Randy R. Wiese (Executive Vice President and Chief Financial Officer), Joseph T. Ruble (Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer), and Bret C. Griess (Executive Vice President and Chief Operating Officer.

We have employment agreements with each of the executive officers.

Peter E. Kalan

President and Chief Executive Officer

Mr. Kalan, 55, currently serves as President and Chief Executive Officer for CSG. He joined the Company in January 1997, was appointed as Chief Financial Officer in August 2000, and named an Executive Vice President in 2004. In April 2005, he became Executive Vice President of Business and Corporate Development. In December 2007, Mr. Kalan was appointed Chief Executive Officer and President and a member of the Board of Directors. Prior to joining the Company, he was the Chief Financial Officer at Bank One, Chicago. He also held various other financial management positions with Bank One in Texas and Illinois from 1985 through 1996. Mr. Kalan holds a B.A. degree in Business Administration from the University of Texas at Arlington.

Randy R. Wiese

Executive Vice President and Chief Financial Officer

Mr. Wiese, 55, serves as Executive Vice President and Chief Financial Officer for CSG. Mr. Wiese joined CSG in 1995 as Controller and later served as Chief Accounting Officer. He was named Executive Vice President and Chief Financial Officer in April 2006. Prior to joining CSG, he was manager of audit and business advisory services and held other accounting-related positions at Arthur Andersen & Co. Mr. Wiese is a member of the AICPA and the Nebraska Society of Certified Public Accountants, and serves as Chairman of the Board for Habitat for Humanity-Omaha Chapter. He holds a B.S. degree in Accounting from the University of Nebraska-Omaha.

Joseph T. Ruble

Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer

Mr. Ruble, 54, serves as Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer for CSG, responsible for global oversight of the legal, strategy, corporate development, human resources, compliance, corporate communications, and real estate functions. Mr. Ruble joined CSG in 1997 as Vice President and General Counsel. In November 2000, he was appointed Senior Vice President of Corporate Development, General Counsel and Corporate Secretary. In February 2007, he was named Executive Vice President and Chief Administrative Officer. Prior to joining CSG, Mr. Ruble served from 1991 to 1997 as Vice President, General Counsel and Corporate Secretary for Intersolv, Inc., and as counsel to Pansophic Systems, Inc. for its international operations from 1988 to 1991. Prior to that, he represented the software industry in Washington, D.C. on legislative matters. Mr. Ruble holds a J.D. from Catholic University of America and a B.S. degree from Ohio University.

Bret C. Griess

Executive Vice President and Chief Operating Officer

Mr. Griess, 46, serves as Executive Vice President and Chief Operating Officer for CSG, responsible for the Company’s product development, global operations, and professional services functions. Mr. Griess joined CSG in 1996 as a project manager and held a variety of positions in Operations and Information Technology, until being appointed Executive Vice President of Operations in February 2009 and Chief Operating Officer in March 2011. Prior to joining CSG, Mr. Griess was Genesis Product Manager with Chief Automotive Systems from 1995 to 1996, and an information systems analyst with the Air Force from 1990 to 1995. Mr. Griess holds an M.A. degree in Management and a B.S. degree in Management from Bellevue University in Nebraska, an A.A.S. degree from the Community College of the Air Force, and an A.S. degree in Business Administration from Eastern Florida State College, formerly Brevard Community College.

Board of Directors of the Registrant

Information related to our Board of Directors (the “Board”) as of December 31, 2014, is provided below.

Donald B. Reed

Mr. Reed, 70, was elected to the Board in May 2005 and has served as the Company’s non-executive Chairman of the Board since January 2010. Mr. Reed is retired, having served as Chief Executive Officer of Cable & Wireless Global from May 2000 to January 2003. Cable & Wireless Global, a subsidiary of Cable & Wireless plc, is a provider of internet protocol (IP) and data services to business customers in the United States, United Kingdom, Europe and Japan. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997, Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. Mr. Reed holds a B.S. degree in History from Virginia Military Institute.

Peter E. Kalan

Mr. Kalan’s biographical information is included in the “Executive Officers of the Registrant” section shown directly above.

David G. Barnes

Mr. Barnes, 53, was appointed to the Board in February 2014. He currently serves as the Chief Financial Officer and a Director for MWH Global, a private, employee-owned global provider of environmental engineering, construction and strategic consulting services.  From 2006 to 2008, he was Executive Vice President of Western Union Financial Services. From 2004 to 2006, Mr. Barnes served as Chief Financial Officer of Radio Shack Corporation. From 1999 to 2004, he was Vice President, Treasurer and U.S. Chief Financial Officer for Coors Brewing Company. Mr. Barnes holds an M.B.A. degree from the University of Chicago and a B.A. degree from Yale University.

Ronald H. Cooper

Mr. Cooper, 58, was elected to the Board in November 2006. He most recently served as the President and Chief Executive Officer of Clear Channel Outdoor Americas, Inc. from 2009 through 2012. Prior to this position, Mr. Cooper was a Principal at Tufts Consulting LLC from 2006 through 2009. He previously spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and Chief Operating Officer from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, MediaOne and its predecessor Continental Cablevision, Inc. He has held various board and committee seats with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing, New England Cable Television Association and Outdoor Advertising Association of America. Mr. Cooper holds a B.A. degree from Wesleyan University.

John L. M. Hughes

Mr. Hughes, 63, was appointed to the Board in March 2011. Mr. Hughes previously served as Chairman of the Board for Intec Telecom Systems plc for nearly six years until the company was acquired by us in 2010. Mr. Hughes currently serves as Chairman of the Board for Just-Eat Group plc, Sepura plc, Spectris plc, and Telecity Group plc, and for privately-held Zenoss Core. He also is a Director on the board for privately-held Scorpion Ventures Limited.  During the past five years, Mr. Hughes was formerly a Director on the boards of the public companies of Parity Group plc, NICE-Systems Ltd., Chloride Group plc, and Vitec Group plc. Mr. Hughes has been an advisor to Oakley Corporate Finance since 2012 and previously served as an advisor to Advent International, a private equity fund, from 2008 to 2011.  Prior to his board positions, from 2000 to 2004, Mr. Hughes served as Executive Vice President and Chief Operating Officer for Thales Group, a leading European provider of complex systems for the defense, aerospace and commercial markets. Prior to 2000, he served as President of GSM/UMTS Wireless Networks of Lucent Technologies, and as the Director of Convex Global Field Operations and Vice President and Managing Director of Convex Europe, a division of Hewlett‑

Packard Company. Mr. Hughes holds a B.S. degree in Electrical and Electronic Engineering from the University of Hatfield Polytechnic (now the University of Hertfordshire).

Janice I. Obuchowski

Ms. Obuchowski, 63, was elected to the Board in November 1997. Ms. Obuchowski is the founder and President of Freedom Technologies, Inc., a research and consulting firm providing public policy and strategic advice to companies in the communications sector, government agencies and international clients, since 1992. She was previously Chairman and Founder of Frontline Wireless, Inc., a public safety network start-up from 2007 through 2008. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radiocommunication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce and as Administrator for the National Telecommunications and Information Administration (NTIA) and as the head of international government relations at NYNEX. Ms. Obuchowski currently serves as a Director on the boards for Orbital ATK and Inmarsat. She also has served on several non-profit and other publicly traded company boards. She holds a J.D. degree from Georgetown University and a B.A. degree from Wellesley College, and also attended the University of Paris.

Frank V. Sica

Mr. Sica, 64, has served as a director of the Company since its formation in 1994. Mr. Sica is currently a Managing Partner of Tailwind Capital. From 2004 to 2005, Mr. Sica was a Senior Advisor to Soros Private Funds Management. From 2000 until 2003, he was President of Soros Private Funds Management, where he oversaw the direct real estate and private equity investment activities of Soros. In 1998, he joined Soros Fund Management where he was a Managing Director responsible for Soros’ private equity investments. Mr. Sica was previously Managing Director for Morgan Stanley Merchant Banking Division. He currently serves as a Director on the boards of JetBlue Airways, Kohl’s Corporation and Safe Bulkers, Inc., and formerly served as Director on the board for NorthStar Realty Finance Corporation during the past five years. Mr. Sica holds an M.B.A. degree from the Tuck School of Business at Dartmouth College and a B.A. degree from Wesleyan University.

Donald V. Smith

Mr. Smith, 72, was elected to the Board in January 2002. Mr. Smith is presently retired. Previously, he served as Senior Managing Director of Houlihan Lokey Howard & Zukin, Inc., an international investment banking firm with whom he has been associated from 1988 through 2009, and where he served on the board of directors. From 1978 to 1988, he served as Principal with Morgan Stanley & Co. Inc., where he headed their valuation and reorganization services. He is also on the board of directors of several non-profit organizations. Mr. Smith holds an M.B.A. degree from the Wharton Graduate School of the University of Pennsylvania and a B.S. degree from the United States Naval Academy.

James A. Unruh

Mr. Unruh, 74, was elected to the Board in June 2005. Mr. Unruh became a founding Principal of Alerion Capital Group, LLC, a private equity investment company, in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation from 1987 to 1997, including serving as its Chairman and Chief Executive Officer from 1990 to 1997. From 1982 to 1986, Mr. Unruh held various executive positions, including Senior Vice President-Finance and Chief Financial Officer with Burroughs Corporation, a predecessor of Unisys Corporation. Prior to 1982, Mr. Unruh was Chief Financial Officer with Memorex Corporation and also held various executive positions with Fairchild Camera and Instrument Corporation, including Chief Financial Officer. Mr. Unruh currently serves as Director on the boards for Prudential Financial, Inc. and Tenet Healthcare Corporation, and formerly served as Director on the boards for Qwest Communications International, Inc. and CenturyLink, Inc. during the past five years. He holds an M.B.A. degree from the University of Denver and a B.S. degree from the University of Jamestown.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol ‘‘CSGS’’. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ.

2014	High	Low	Dividends Declared
First quarter	$32.11	$25.59	$0.1500
Second quarter	27.75	24.74	0.1575
Third quarter	28.45	25.52	0.1575
Fourth quarter	27.11	23.16	0.1575

2013	High	Low	Dividends Declared
First quarter	$21.84	$18.04	$—
Second quarter	22.06	19.93	0.1500
Third quarter	25.80	21.67	0.1500
Fourth quarter	29.81	23.80	0.1500

On February 24, 2015, the last sale price of our common stock as reported by NASDAQ was $30.60 per share. On January 31, 2015, the number of holders of record of common stock was 163.

Dividends

In June 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders for the first time in our history. Quarterly cash dividends were paid to stockholders in March, June, September, and December of 2014, as detailed in the table above.  Going forward, we expect to continue to pay dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval. In January 2015, our Board declared a dividend of $0.175 per share of common stock to be paid on March 26, 2015 for shareholders of record as of the close of business on March 11, 2015.

The payment of dividends is subject to the covenants of our Credit Agreement, and has certain impacts to our senior subordinated convertible contingent debt (the 2010 Convertible Notes). See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2009, in our common stock and in each of the two indexes, and that all dividends, if any, were reinvested.

	As of December 31,
	2009	2010	2011	2012	2013	2014
CSG Systems International, Inc.	$100.00	$99.21	$77.06	$95.23	$156.77	$136.82
Russell 2000 Index	100.00	126.86	121.56	141.43	196.34	205.95
Data Preparation and Processing Services	100.00	114.50	120.73	144.19	212.62	228.70

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	$—	6,031,801

Of the total number of securities remaining available for future issuance, 5,532,252 shares can be used for various types of stock-based awards, as specified in the equity compensation plan, with the remaining 499,549 shares to be used for our employee stock purchase plan. See Note 11 to our Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2014 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31	151,506	$25.97	151,100	1,787,681
November 1 - November 30	155,200	25.70	155,200	1,632,481
December 1 - December 31	242,706	25.34	235,034	1,397,447
Total	549,412	$25.62	541,334
(1)

The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans. In January 2015, our Board approved a 7.5 million increase in the number of authorized shares to be repurchased under our Stock Repurchase Program, bringing the remaining number of authorized shares available for repurchase under the program to approximately 9 million shares.

Item 6. Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statements of Income Data:
Revenues (1)(2)(3)	$751,286	$747,468	$756,866	$734,731	$549,379
Operating income (1)(2)(3)	75,690	76,704	96,574	96,285	74,342
Net income (1)	36,959	51,351	48,879	42,282	22,429

Weighted-average diluted shares outstanding	33,736	32,873	32,476	33,022	33,365

Diluted net income per common share	$1.10	$1.56	$1.51	$1.28	$0.67

Dividend declared per share (5)	$0.62	$0.45	$-	$-	$-

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments	$201,800	$210,837	$169,321	$158,830	$215,550
Total assets	859,728	868,980	846,941	814,897	879,698
Total debt (1)(4)	255,831	265,050	274,698	309,744	374,687
Total treasury stock	757,478	738,372	728,243	714,893	704,963
Total stockholders' equity	367,723	366,104	326,639	274,714	237,078

(1)

On November 30, 2010, we completed the Intec acquisition, and as a result, one month of Intec’s operations are included in our 2010 results (2010 includes approximately $18 million of revenue related to Intec’s one month of operations under our ownership). The purchase price was approximately $255 million (net of $109 million of acquired cash), and we incurred acquisition-related costs of $26.2 million, and debt issuance costs of $10.2 million. The $26.2 million of acquisition-related costs were recorded as expenses in 2010, and the debt issuance costs were capitalized as part of our deferred financing costs for the related debt, and amortized over the life of the debt agreement. We financed the Intec acquisition by borrowing $235 million against our Credit Agreement, with the remaining purchase price satisfied by using our existing cash.

(2)

On July 13, 2012, we acquired the Ascade business, and as a result, approximately six months of their operations are included in our 2012 results (approximately $9 million of revenue impact) and a full twelve months of their operations are included in our 2013 and 2014 results. See the MD&A Basis of Discussion – Impact of Divestitures and Acquisitions section in our MD&A for further discussion of the Ascade acquisition. The overall cost of the Ascade acquisition was approximately $19 million, and was paid from existing cash.

(3)

On July 1, 2013, we sold a small print operation, and on December 31, 2014, we sold our marketing analytics business marketed under the Quaero brand.  As a result of these divestitures, 2014 revenue levels were approximately $13 million lower when compared to our 2013 revenues generated from these businesses. We sold these businesses for a total of approximately $6 million, and recorded a total loss on the dispositions of approximately $3 million.

(4)

In November 2012, we refinanced our Credit Agreement in order to take advantage of improved market conditions. As a result, under the refinanced Credit Agreement, we: (i) borrowed $150 million, thus paying down $18 million of outstanding debt; (ii) extended the term from 2015 to 2017; and (iii) reduced the interest rate over current levels by 175 basis points.

In March 2010, we completed an offering of $150 million of 3.0% senior subordinated convertible notes due March 1, 2017 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used a portion of the proceeds to repurchase $119.9 million (par value) of our 2004 Convertible Debt Securities for $125.0 million.

In 2010 we repurchased $145.2 million (par value) of our 2004 Convertible Debt Securities for $151.0 million and recognized a loss on the repurchases of $12.7 million. In June 2011, holders of $24.1 million par value of our 2004 Convertible Debt Securities exercised their put option and we paid the par value and accrued interest to extinguish the securities. In June 2011, we exercised our option to call the remaining $1.0 million par value of our 2004 Convertible Debt Securities, and extinguished the debt in July 2011.

See Note 5 to our Financial Statements for additional discussion of our debt.

(5)

In June 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders for the first time in our history.  Quarterly dividends are typically paid each year in March, June, September, and December with the amount and timing subject to the Board’s approval.

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

MD&A Basis of Discussion - Impact of Divestitures and Acquisitions

Our Consolidated Statements of Income (“Income Statements” or “Income Statement”) for the years ended December 31, 2014 and 2013 reflect the results of operations for the following acquisitions and divestitures:

•

On December 31, 2013, we sold our marketing analytics business marketed under the Quaero brand, which generated approximately $11 million of revenue in 2013.  As part of this transaction, we retained certain clients, which generated approximately $3 million of this revenue in 2014.

•

On December 3, 2013, we acquired certain key assets of Volubill, which had a minimal impact to our 2013 results of operations due to the timing of the acquisition and contributed revenue of approximately $6 million in 2014.

•	On July 1, 2013, we sold a small print operation, which generated revenues of approximately $5 million in 2013.

As a result of these acquisitions and divestitures, amounts may not be comparable between years due to the timing of the transactions. The comparable differences have been described below where relevant or significant.

As a result of the divestitures of the two businesses mentioned above, 2014 revenue levels were approximately $13 million lower as compared to our 2013 revenues generated from these businesses.  This, however, was partially offset by the $6 million of revenues generated from the Volubill acquisition.   Overall, the 2013 acquisition and divestiture activity had a minimal impact to earnings in 2014.

Management Overview

Results of Operations. A summary of our results of operations for 2014 and 2013, and other key performance metrics are as follows (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2014	2013
Revenues	$751,286	$747,468
Operating results:
Operating income	75,690	76,704
Operating income margin	10.1%	10.3%
Diluted earnings per share (“EPS”)	$1.10	$1.56
Supplemental data:
ACP customer accounts (end of period)	51,486	49,489
Acquisition-related charges	$-	$62
Restructuring charges	13,969	12,405
Stock-based compensation	16,655	14,796
Amortization of acquired intangible assets	15,408	19,220
Amortization of OID	5,781	5,352

Revenues. Our revenues for 2014 were $751.3 million, an increase of 1% when compared to $747.5 million for 2013. The increase in total revenues is mainly attributed to the strong growth in processing revenues of approximately $25 million that we experienced during 2014, which more than offset the lower software and services revenues for the year of approximately $16 million and the approximately $13 million year-over-year impact of the two business divestitures completed in the second half of 2013, discussed above.

The growth in our processing revenues for 2014 reflects the strength of our North American cable and satellite business, and the early successes around our international managed services offering.  The lower software and services revenues reflect the elongated sales cycles we are currently experiencing in this area of our business, and the business challenges our clients are facing in growing their businesses, which reduces the demand for our software and services offerings.

Operating Results. Operating income for 2014 was $75.7 million, or a 10.1% operating income margin percentage, relatively consistent when compared to $76.7 million, or a 10.3% operating income margin percentage, for 2013.

Diluted EPS. Diluted EPS for 2014 was $1.10 compared to $1.56 for 2013, with the decrease almost entirely attributed to the unusually low effective income tax rate (“ETR”) for 2013 of 17%, compared to an ETR of 40% for 2014.  The 2013 ETR benefited primarily from the recognition of incremental R&D income tax credits claimed for development activities from previous years and by the reduction of certain tax allowances related to foreign operations. The lower tax rate provided a benefit of approximately $13 million, or $0.42 per diluted share, to 2013.

Balance Sheet and Cash Flows. As of December 31, 2014, we had cash, cash equivalents, and short-term investments of $201.8 million, as compared to $210.8 million as of December 31, 2013. Cash flows from operating activities for 2014 were $83.7 million, compared to $126.6 million for 2013, with the decrease largely due to several income tax benefits realized in 2013 and the negative impact of unfavorable fluctuations in our working capital that we experienced in 2014, as discussed in further detail in the Liquidity section.

Capital Planning Activities

In February 2015, we announced a planned increase in our capital allocation to shareholders, and an improvement in our capital structure, which includes the following key items:

•	an 11% increase in our quarterly dividend effective for the first quarter of 2015;
•	a planned increase in share repurchases of up to $150 million under our Stock Repurchase Program over the next three years, and
•	an amendment to our current credit agreement to provide additional capital capacity and flexibility in managing our capital structure over the next five years.

Significant Client Relationships

Comcast. Comcast continues to be our largest client. For 2014 and 2013, revenues from Comcast were $162 million and $144 million, respectively, representing approximately 22% and 19% of our total revenues.

Master Subscriber Management System Agreement.  On March 26, 2013, we entered into a new Master Subscriber Management System Agreement with Comcast to extend our relationship for an additional four years. The new agreement was effective March 1, 2013, and included a pricing discount over their previous contract rates. In exchange for these pricing discounts, the new agreement provides us with minimum commitments for the number of Comcast customer accounts to be processed on ACP and the exclusive right to provide print and mail services for those customer accounts processed on our systems.

Amended Agreement.  On July 25, 2014, we entered into an amendment to our Master Subscriber Management System Agreement with Comcast (the “Amended Agreement”). The Amended Agreement provides the framework for Comcast to consolidate its residential customer accounts onto our ACP customer care and billing solution.  Key changes included in the Amended Agreement are as follows:

Term Extension

•

The terms of the Amended Agreement were effective July 1, 2014, and run through June 30, 2019 (a five-year initial term).  In addition, Comcast has the option to extend the Amended Agreement for two consecutive one-year terms by exercising renewal options no later than January 1, 2019 for the first extension option, and January 1, 2020 for the second extension option.

Migration of Comcast Residential Customer Accounts

•

The Amended Agreement modifies and adds pricing tiers above the level of customer accounts we currently process for Comcast, which will provide Comcast lower pricing per unit for incremental customer accounts brought under the Amended Agreement.

•

Under the Amended Agreement, Comcast added over two million residential customer accounts onto ACP during the fourth quarter of 2014. We believe we have the opportunity to migrate up to an additional eight million Comcast customer accounts that are currently on one of our competitor’s platforms onto our solution over the next few years as part of any future standardization by Comcast of their residential business. However, the timing of and the number of additional customer accounts to be migrated to CSG, if any, is at the discretion of Comcast.  Therefore, there can be no assurances as to the timing or the number of additional customer accounts migrated to us by Comcast, or whether we will experience any further material increase in revenues or profits under the Amended Agreement. See our Risk factors for additional discussion.

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

•	Comcast’s ability to exercise the Stock Warrants is tied primarily to the number of customer accounts Comcast migrates onto ACP. The vesting of the Stock Warrants is summarized as follows:
-	Current Comcast Residential Business. Up to 1.9 million of the Stock Warrants relate to Comcast’s existing residential business and vest(ed) as follows:

▪

The first 25% of these Stock Warrants (approximately 0.5 million) vested upon the successful migration of the first 0.5 million customer accounts, which occurred during the fourth quarter of 2014 upon the successful migration of the two million Comcast customer accounts noted above.

▪	The next 25% of these Stock Warrants had a time-based vesting provision, and vested in January 2015.
▪	The next 25% of these Stock Warrants vest only after a cumulative total of 5.5 million customer accounts are migrated onto ACP.
▪

The last 25% of these Stock Warrants vest proportionately based on the number of customer accounts migrated above 5.5 million accounts, with full vesting based on a target of 5.7 million customer accounts above the 5.5 million account level (i.e., a total target of 11.2 million customer account migrations).

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

DISH. DISH is our second largest client. For 2014 and 2013, revenues from DISH were $112 million and $113 million, respectively, representing approximately 15% of our total revenues for both periods. Our agreement with DISH runs through December 31, 2017.

The DISH agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Time Warner. Time Warner is our third largest client. For 2014 and 2013, revenues from Time Warner were $83 million and $78 million, respectively, representing approximately 11% of our total revenues for both periods.

On December 28, 2012, we entered into a contract renewal with Time Warner to extend our relationship for an additional four years through March 31, 2017, with an option to extend the term for one additional year by exercising the renewal option on or before September 30, 2016. The new agreement was effective April 1, 2013, and included a pricing discount over their previous contract rates. The new agreement provides us with commitments from Time Warner to purchase a minimum level of certain products and services over the contract term.

The Time Warner processing agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Comcast/Time Warner/Charter Transactions. In early 2014, Comcast announced its intent to acquire Time Warner.  In conjunction with this transaction, Comcast, Time Warner, and Charter announced their intention to exchange certain customer accounts amongst them.  Charter currently is our fourth largest client.  Comcast’s acquisition of Time Warner, and the related exchange of customer accounts amongst these entities, is pending review and approval by federal regulators.  A decision is currently anticipated in 2015. It is not possible to predict with certainty whether, and if so in what form or timeframe, any of these transactions will be consummated.

Should any of the Time Warner or Charter customer accounts currently being processed by us be acquired by Comcast, then Comcast would be entitled to more favorable volume pricing terms.  The annual effect of this more favorable pricing is estimated to be between $15 and $20 million. The net effect upon our results of operations for 2015 is therefore dependent upon the closing date and number of Time Warner and Charter customer accounts currently on our system that are acquired by Comcast.  Although there are no assurances, we have the opportunity to offset some or all of this reduction in annual revenues with future, additional business from Comcast.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in our Income Statement (in thousands):

	2014	2013	2012
Cost of processing and related services	$3,203	$2,342	$2,550
Cost of software and services	1,071	897	687
Cost of maintenance	201	253	195
Research and development	2,343	1,621	1,435
Selling, general and administrative	9,837	9,683	8,564
Total stock-based compensation expense	$16,655	$14,796	$13,431

See Notes 2 and 11 to our Financial Statements for additional discussion of our stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in our Income Statement (in thousands):

	2014	2013	2012
Cost of processing and related services	$1,305	$2,109	$3,120
Cost of maintenance	14,103	17,111	19,597
Total amortization of acquired intangible assets	$15,408	$19,220	$22,717

See Note 4 to our Financial Statements for additional discussion of our amortization of acquired intangible assets.

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

Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts receivable based on client-specific allowances, as well as a general allowance. Specific allowances are maintained for clients which are determined to have a high degree of collectibility risk based on such factors, among others, as follows: (i) the aging of the accounts receivable balance; (ii) the client’s past payment experience; (iii) the economic condition of the industry in which the client conducts the majority of its business; (iv) the economic condition and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business; and (v) a deterioration in a client’s financial condition, evidenced by weak financial position and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all our accounts receivable which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the client base. Our credit risk is heightened due to our concentration of clients within the global communications industry, and the fact that a large percentage of our outstanding accounts receivable are further concentrated with our largest clients. A considerable amount of judgment is required in assessing the realizability of accounts receivable. Should any of the factors considered in determining the adequacy of the overall allowance change significantly, an adjustment to the provision for doubtful account receivables may be necessary. Because of the overall significance of our gross billed account receivables balance ($184.4 million as of December 31, 2014); such an adjustment could be material.

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

As of July 31, 2014, we had goodwill of approximately $236 million, which was assigned to a single reporting unit. Since we had only a single reporting unit, we used our public market capitalization as our primary means to estimate the fair value for that single reporting unit. Since our market capitalization exceeded the carrying value of our single reporting unit by a significant margin, we concluded there was no impairment of goodwill.

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

Detailed Discussion of Results of Operations

Total Revenues. Total revenues for: (i) 2014 increased 1% to $751.3 million, from $747.5 million for 2013; and (ii) 2013 decreased 1% to $747.5 million, from $756.9 million for 2012.

•

The 1% year-over-year increase between 2014 and 2013 is mainly due to the strong growth in processing revenues of approximately $25 million that we experienced during 2014, which more than offset the lower software and services revenues for the year of approximately $16 million and the approximately $13 million year-over-year impact of the two business divestitures completed in the second half of 2013, discussed above.

The growth in our processing revenues for 2014 reflects the strength of our North American cable and satellite business, and the early successes around our international managed services offering.  The lower software and services revenues reflect the elongated sales cycles we are currently experiencing in this area of our business, and the business challenges our clients are facing in growing their businesses, which reduces the demand for our software and services offerings.

•

The 1% year-over-year decrease between 2013 and 2012 can attributed to the impact of the pricing discounts associated with the Comcast and Time Warner contract renewals that were effective on March 1, 2013 and April 1, 2013, respectively, and to a lesser degree, the divestiture of a small print operation in July 2013, as discussed above. The impact of these revenue reductions have been offset by the full year impact of the revenues from the Ascade acquisition and growth in other areas of our business.

The components of total revenues, discussed in more detail below, are as follows:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Processing and related services	$562,109	$537,453	$544,649
Software and services	102,585	118,988	124,242
Maintenance	86,592	91,027	87,975
Total revenues	$751,286	$747,468	$756,866

Processing and Related Services Revenues. Processing and related services revenues for: (i) 2014 increased 5% to $562.1 million, from $537.5 million for 2013; and (ii) 2013 decreased 1% to $537.5 million, from $544.6 million for 2012.

•

The year-over-year increase between 2014 and 2013 in processing and related services revenues is due mainly to the following key items: (i) continued growth in our ACP processing revenues and several of our related ancillary products and services; and (ii) growth in our international managed services offering as a result of recent contract wins and service launches.  These increases were offset to a certain degree by the year-over-year impact of the two business divestitures completed in the second half of 2013, discussed above, which combined, had a total net impact of approximately $8 million on processing revenues for 2014.

•

The year-over-year decrease between 2013 and 2012 can be attributed to the impact of the pricing discounts associated with the Comcast and Time Warner contract renewals, discussed in the Significant Client Relationships section above, and to a lesser degree, by approximately $3 million of divested revenues from the sale of a small print operation in July  2013. The impact of these revenue reductions have been partially offset by the growth in other areas of our business.

Additional information related to processing revenues is as follows:

•	Total customer accounts on our ACP managed service solution as of December 31, 2014, 2013, and 2012, were 51.5 million, 49.5 million, and 48.9 million, respectively.
•

Amortization of the investments in client contracts intangible asset (reflected as a reduction of processing revenues) for 2014, 2013, and 2012, was $6.4 million, $6.2 million, and $7.6 million, respectively.

Software and Services Revenues. Software and services revenues for: (i) 2014 decreased 14% to $102.6 million, from $119.0 million; and (ii) 2013 decreased 4% to $119.0 million, from $124.2 million for 2012.

•

The year-over-year decrease from 2014 to 2013 is mainly attributed to extended sales cycles in our software and professional services business and continued low market demand for large transformational software and service deals, and to a much lesser degree, the divested services revenues related to our marketing analytics business at the end of 2013, which resulted in a decrease of approximately $5 million for 2014.

•

The year-over-year decrease from 2013 to 2012 is attributed primarily to the expected fluctuations in our software and professional services business. During 2013, we experienced lower software sales than in 2012, however, this decrease was offset to a certain degree by the full year impact of the Ascade revenues.

Maintenance Revenues. Maintenance revenues for: (i) 2014 decreased 5% to $86.6 million, from $91.0 million for 2013; and (ii) 2013 increased 3% to $91.0 million, from $88.0 million for 2012.

•

The year-over-year decrease from 2014 to 2013 can be attributed to:  (i) the timing of maintenance renewals and related revenue recognition; (ii) lower software license sales during the year, which translates to lower maintenance revenue; and  (iii) pricing pressures that we have been experiencing on maintenance renewals, driven mainly by various market factors.

•	The year-over-year increase from 2013 to 2012 is mainly attributed to the full year impact of the Ascade maintenance revenues.

Total Operating Expenses. Our operating expenses for: (i) 2014 increased 1% to $675.6 million, from $670.8 million for 2013; and (ii) 2013 increased 2% to $670.8 million, from $660.3 million for 2012.

•

The $4.8 million increase in total operating expenses between 2014 and 2013 can be mainly attributed to the increased cost of processing and related services between years, reflective of the increase in processing revenues we experienced during 2014, and to a lesser degree, the $1.6 million year-over-year increase in restructuring and reorganization charges. These increases were partially offset by lower costs in software and services, and maintenance, which can be primarily attributed to the lower related revenues in 2014.

Additionally, during 2014, we incurred expenses related to the following items.  These items largely offset each other within our total expenses, but were classified in different line items within our Income Statement for 2014:

o

We recorded a provision of approximately $5 million (included in the cost of software and services) for estimated cost overruns related to a large software and services implementation project.  Because of the complexity of the overall project, the estimated costs and efforts required to complete the project increased significantly from our original expectations.  In addition, we may experience additional changes in our overall estimated costs to complete this project in the future.

o

We executed a settlement agreement ending litigation that we had asserted against a third party for patent infringement and misappropriation of trade secrets.  In exchange for the release from the lawsuit we initiated, we will receive a total settlement of $6 million, with a portion paid in 2014 and the remainder over the next three years.  As a result, we recorded $3.9 million (net of a time value discount and legal costs incurred) as a reduction of SG&A expenses in 2014.

•

The $10.5 million increase in total expenses between 2013 and 2012 can be mainly attributed to the $9.9 million increase in restructuring and reorganization charges we incurred in 2013 and the full year impact of the expenses from the Ascade business. These increases were partially offset by a one-time benefit of approximately $3 million from the favorable resolution of an expense item in 2013. In addition, a $3.8 million impairment charge was recorded in 2012, with no such charge recorded in 2013.

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

The cost of processing and related services for: (i) 2014 increased 9% to $277.1 million, from $253.8 million for 2013; and (ii) 2013 decreased 2% to $253.8 million, from $258.4 million for 2012. Total processing and related services cost of revenues as a percentage of our processing and related services revenues for 2014, 2013, and 2012, were 49.3%, 47.2%, and 47.4%, respectively.

•

The year-over-year increase in cost of processing and related services between 2014 and 2013 is primarily due to the following key items: (i) an increase in our ACP data processing costs resulting from our clients’ continued growth and increasing complexities of their businesses, thus requiring more computing resources; (ii)  reassignment of resources related to increases in client directed and funded work on our ACP platform and our international managed services offering; and (iii) an increase in certain other variable costs related to corresponding increases in related revenues, to include our managed services offering.

•

The year-over-year decrease in cost of processing and related services between 2013 and 2012 is mainly due to: (i) the $3.8 million impairment charge recorded in 2012, related to the cancellation of a managed services arrangement where we had previously capitalized conversion/set-up services costs; (ii) a one-time benefit recorded in the fourth quarter of 2013 of approximately $3 million resulting from the favorable resolution of an expense item; and (iii) the disposition of a small print operation in July 2013. These decreases were offset to a certain degree by expected increases in data processing and employee-related costs.

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

The cost of software and services for: (i) 2014 decreased 5% to $79.6 million, from $84.2 million for 2013; and (ii) 2013 decreased slightly to $84.2 million, from $85.6 million for 2012.  Total cost of software and services as a percentage of our software and services revenues for 2014, 2013, and 2012, were 77.6%, 70.8%, and 68.9%, respectively.

•

The year-over-year decrease in cost of software and services between 2014 and 2013 is reflective of the lower revenues for the periods and a result of the reassignment of personnel and the related costs previously assigned internally to software and consulting projects to other projects, offset to a certain degree by the estimated cost overruns related to the large software and services implementation project, discussed above.  The impact of these cost overruns is evident in the increased cost of software and services as a percentage of our software and services revenues for 2014.

•	The year-over-year increase in cost of software and services between 2013 and 2012 is primarily attributed to the Ascade acquisition.

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

The cost of maintenance for: (i) 2014 decreased 17% to $32.6 million, from $39.2 million for 2013; and (ii) 2013 was $39.2 million, relatively consistent when compared to $39.9 million for 2012. The decrease between 2014 and 2013 is mainly attributed to lower amortization expense for certain technology assets that became fully amortized in previous periods and the reassignment of personnel and the related costs previously assigned internally to maintenance projects to other projects. Total cost of maintenance as a percentage of our maintenance revenues for 2014, 2013, and 2012, were 37.7%, 43.0%, and 45.3%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for: (i) 2014 decreased 5% to $104.7 million, from $110.0 million for 2013; and (i) 2013 decreased 3% to $110.0 million, from $112.9 million for 2012. These decreases in R&D expense are primarily the result of a reassignment of resources previously allocated to development projects to other areas of the business, primarily client directed and funded work on our ACP platform.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while turning transactions into revenues. This includes the continued investment in our BSS solutions aimed at improving a providers’ time-to-market for new offerings, flexibility, scalability, and total cost of ownership.

As a percentage of total revenues, R&D expense for 2014, 2013, and 2012, was 13.9%, 14.7%, and 14.9%, respectively. We expect that our R&D investment activities in the near-term will be relatively consistent with those of the past few years, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative Expense (Exclusive of Depreciation) (“SG&A”). SG&A expense for: (i) 2014 increased 1% to $153.5 million, from $152.6 million for 2013; and (ii) 2013 increased 10% to $152.6 million, from $138.8 million for 2012.

•

The increase in SG&A expense between 2014 and 2013 is mainly due to the investments we are making towards new initiatives, to include our international managed services offering, our content monetization platforms, and cyber security offering (i.e., our Invotas product).  Additionally, included in the 2014 SG&A expense is the $3.9 million reduction of expense related to the settlement agreement discussed above.

•

The increase in SG&A expense between 2013 and 2012 is primarily due to additional investments we are making towards new initiatives, to include our international managed services offering and our cyber security offering, in addition to the full year impact of the additional SG&A cost related to the Ascade business.

As a percentage of total revenues, SG&A expense for 2014, 2013, and 2012 was 20.4%, 20.4%, and 18.3%, respectively. As anticipated, our SG&A costs as a percentage of our revenues increased from 2012 as a result of the investments that we are making towards new initiatives, as noted above, and the acquisitions of the Ascade and Volubill businesses.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for 2014, 2013, and 2012, was $14.1 million, $18.6 million, and $22.3 million, respectively. These decreases in depreciation expense are primarily the result of certain assets becoming fully depreciated, and to a lesser degree, the assets sold as part of our 2013 divestitures.

Restructuring and Reorganization Charges. In 2014, 2013, and 2012, we implemented various cost reduction and efficiency initiatives that resulted in restructuring and reorganization charges of $14.0 million, $12.4 million, and $2.5 million, respectively. These initiatives included: (i) the reorganization of our Content Direct solution to facilitate its alignment across our offerings, including management programs and incentives; (ii) reducing our workforce to further align it around our long-term growth initiatives; (iii) the divestitures of our Quaero marketing analytics business and a small print operation; (iv) the termination of our previously frozen defined benefit pension plan; and (v) the abandonment of certain space at some of our facility locations. We completed these initiatives in order to better align and allocate our resources around our long-term growth initiatives. See Note 6 to our Financial Statements for additional information regarding these initiatives.

Operating Income. Operating income and operating income margin for: (i) 2014 was $75.7 million, or 10.1% of total revenues, compared to $76.7 million, or 10.3% of total revenues for 2013; and (ii) 2013 was $76.7 million, or 10.3% of total revenues, compared to $96.6 million, or 12.8% of total revenues for 2012.

•

The decreases in operating income and operating income margin between 2014 and 2013 can be mainly attributed to the additional $1.6 million of restructuring and reorganization charges recorded in 2014, discussed above.

•

The decreases in operating income and operating income margin between 2013 and 2012 are driven mainly by the increases in restructuring and reorganization charges and SG&A costs and the impact of the Comcast and Time Warner pricing discounts, discussed above.

Interest Expense and Amortization of Original Issue Discount (“OID”). Our interest expense relates primarily to our 2010 Convertible Notes and our Credit Agreement. See Note 5 to our Financial Statements for additional discussion of our long-term debt, to include the non-cash interest expense related to the amortization of the convertible debt OID.

Interest expense for: (i) 2014 decreased to $10.5 million, from $11.6 million for 2013; and (ii) 2013 decreased to $11.6 million, from $16.0 million for 2012.

•	The decrease in interest expense between 2014 and 2013 can be primarily attributed to the lower average debt balance outstanding in 2014 as compared to 2013.
•

The decrease in interest expense between 2013 and 2012 can be primarily attributed to the debt refinancing we did in November 2012, which reduced the interest rate over the current levels by 175 basis points, and due to a lower average debt balance outstanding.

Income Tax Provision. Our effective income tax rates for 2014, 2013, and 2012 were as follows:

2014	2013(1)	2012(2)
40%	17%	37%
(1)	Our 2013 effective income tax rate was positively impacted by the following items:
•

The recognition of approximately $6 million of R&D tax credits that we generated in 2012 but were recorded in the first quarter of 2013. As a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, we were unable to include these credits in the determination of our 2012 effective income tax rate, as a change in tax law is accounted for in the period of enactment. Thus, the benefit of these credits is reflected in our 2013 effective income tax rate.

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

Liquidity

Cash and Liquidity. As of December 31, 2014, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $201.8 million, compared to $210.8 million as of December 31, 2013. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

At December 31, 2014, as part of our Credit Agreement, we have a senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions.  As of December 31, 2014, there were no borrowings outstanding on the Revolver. The Credit

Agreement contains customary affirmative covenants and financial covenants. As of December 31, 2014, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

In February 2015, as a result of the refinancing of our Credit Agreement, we increased the amount of the Revolver from $100 million to $200 million, increased the balance on our term debt by $30 million, and extended the term of the agreement such that it now expires in February 2020 (see Note 5 to our Financial Statements).

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31, 2014	December 31, 2013
Americas (principally the U.S.)	$175,070	$187,596
Europe, Middle East and Africa	22,098	18,665
Asia Pacific	4,632	4,576
Total cash, equivalents and short-term investments	$201,800	$210,837

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of December 31, 2014, we had $4.7 million of cash restricted as to use to collateralize outstanding letters of credit.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.

Our primary source of cash is from our operating activities. Our current business model consists of a significant amount of recurring revenue sources related to our long-term managed services arrangements (mostly billed monthly), and software maintenance agreements (billed monthly, quarterly, or annually). This recurring revenue base provides us with a reliable and predictable source of cash. In addition, software license fees and professional services revenues are sources of cash, but the payment streams for these items are less predictable.

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

Our 2013 and 2014 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations (1)	Changes in Operating Assets and Liabilities (2)	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2013:
March 31	$41,320	$(18,776)	$22,544
June 30	31,308	7,494	38,802
September 30	29,634	(4,398)	25,236
December 31	30,396	9,656	40,052
Year-to-date total	$132,658	$(6,024)	$126,634
2014:
March 31	$27,983	$(36,561)	$(8,578)
June 30	24,804	43	24,847
September 30	22,452	(2,815)	19,637
December 31	30,675	17,070	47,745
Year-to-date total	$105,914	(22,263)	83,651
(1)

Cash flows from operations for the full year 2014 compared to 2013 were lower due primarily to the following tax benefits realized in 2013:  (i) reduction of certain tax allowances related to foreign operations; (ii) incremental R&D income tax credits claimed for development activities from previous years; and (iii) recognition of 2012 R&D tax credits that were recognized in the first quarter of 2013, due to the legislation being passed by Congress in January 2013.

(2)

Cash flows from changes in operating assets and liabilities for the full year 2014 were negatively impacted by unfavorable changes in working capital items, primarily related to the increases in trade accounts receivable and the timing of income tax payments.

We believe the above table illustrates our ability to generate recurring quarterly cash flows from our operations, and the importance of managing our working capital items.  The variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to fluctuations in timing for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2013:
March 31	$182,711	$(3,618)	$179,093	64
June 30	176,271	(3,750)	172,521	65
September 30	177,800	(3,043)	174,757	65
December 31	180,870	(2,359)	178,511	64
2014:
March 31	$198,840	$(3,104)	$195,736	64
June 30	194,413	(2,798)	191,615	69
September 30	193,760	(2,736)	191,024	70
December 31	187,692	(3,323)	184,369	65

During the second and third quarters of 2014, we experienced a deterioration of our DBO, which has historically been a relatively consistent metric for us, as evidenced by the table above.  This increase in our DBO can be mainly attributed to our international software and services business, which saw a decrease in billings during 2014, without a corresponding decrease in accounts receivable due to project milestone timing, delayed payments, and monetary restrictions in certain jurisdictions.  Additionally, we experienced an increase in gross and net billed accounts receivable in the first three quarters of 2014 related primarily to the timing around certain recurring client payments (all from different clients) that were delayed at each quarter end, which also negatively impacted our DBO.  As these monthly payments were received subsequent to each quarter-end, they did not raise any collectability concerns and our fourth quarter DBO has returned to historical levels.

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

Unbilled Trade Accounts Receivable

Revenue earned and recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. Our unbilled accounts receivable as of the end of the indicated periods are as follows (in thousands):

	2014	2013
March 31	$39,541	$26,836
June 30	39,592	35,426
September 30	39,513	41,347
December 31	42,439	38,365

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

Income Taxes Payable/Receivable

For 2014, our cash flows used in operating activities related to income taxes payable/receivable was $3.5 million, compared to cash flows provided by operating activities related to income taxes payable/receivable of $4.6 million for 2013.  This net $8.1 million change is primarily due to the timing of our estimated Federal and state income tax payments, but is also reflective of the net $19.0 million increase between years of cash paid for income taxes, which can be attributed to the income tax benefits realized in 2013, discussed above.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below. However, during 2013, we:  (i) sold our marketing analytics business and a small print operation which resulted in net proceeds from the disposition during 2014 and 2013 of $1.1 million and $4.5 million, respectively; and (ii) acquired certain key assets of Volubill for $2.9 million, net of cash acquired. Additionally, in 2012, we acquired the Ascade business for $19.1 million, net of cash acquired. These activities are included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.

During 2014, 2013, and 2012 we purchased $190.4 million, $183.6 million, and $65.4 million, respectively, and sold or had mature $197.5 million, $89.7 million, and $42.1 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2014	2013	2012
Property and equipment	$25,985	$30,076	$33,221
Client contracts	5,600	7,092	4,629

Our capital expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) facilities and internal infrastructure items; and (iii) statement production equipment.

Our investments in client contracts for 2014, 2013, and 2012 relate primarily to: (i) cash incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our managed services solutions; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term managed services arrangements where we are required to defer conversion/set-up services fees and recognize those fees as the related services are performed. For 2014, 2013, and 2012 our: (i) investments in client contracts related to cash incentives were $3.0 million, $6.5 million, and $0.5 million, respectively; and (ii) the deferral of costs related to conversion/set-up services provided under long-term managed services contracts were $2.6 million, $0.6 million, and $4.1 million, respectively.

Cash Flows From Financing Activities. Our financing activities typically consist of various debt-related transactions and activities with our common stock, which are discussed below.

Issuance of Common Stock.

Proceeds from the issuance of common stock for 2014, 2013, and 2012 were $1.4 million, $1.6 million, and $1.9 million, respectively, and relates primarily to employee stock purchase plan purchases.

Repurchase of Common Stock.

During 2014, 2013, and 2012, we repurchased approximately 733,000, 500,000, and 823,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $19.1 million, $10.1 million, and $13.3 million, respectively. In addition, outside of our Stock Repurchase Program, during 2014, 2013, and 2012, we repurchased from our employees and then cancelled approximately 252,000 shares, 264,000 shares, and 197,000 shares, of our common stock for $6.9 million, $5.4 million, and $3.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividends Paid on Common Stock.

During 2014 and 2013, the Board approved dividend payments totaling $21.3 million and $15.2 million, respectively, of which $20.5 million and $14.5 million had been paid through December 31, 2014 and 2013 (with the remaining amount attributed to unvested incentive shares to be paid upon vesting).

Long-term debt.

During 2014, we made a total of $15 million of principal repayments on our long-term debt balance to bring the total Term Loan balance outstanding as of December 31, 2014 to $120 million.

During 2013, we made a total of $15 million of principal repayments on our long-term debt balance to bring the total Term Loan balance outstanding as of December 31, 2014 to $135 million.

During 2012, we repaid a total of $40 million of our long-term debt balance to bring the total Term Loan balance outstanding as of December 31, 2012 to $150 million. Additionally, in connection with the refinancing of the Credit Agreement in 2012, we paid deferred financing costs of $2.5 million.

See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheets. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Balance Sheet, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2014, and the future periods in which such obligations are expected to be settled in cash (in thousands).

	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt	$286,946	$29,912	$257,034	$-	$-
Leases	95,411	14,111	25,094	21,394	34,812
Purchase obligations	171,019	70,356	84,703	4,566	11,394
Other obligations	22,976	5,744	11,488	5,744	-
Total	$576,352	$120,123	$378,319	$31,704	$46,206

The contractual obligation amounts reflected for our long-term debt are as of December 31, 2014, based upon the following assumptions:

(i)

our 2010 Convertible Notes are outstanding through their maturity date of March 1, 2017; upon settlement, our cash obligation will not exceed their principal amount; and interest paid through their life is at a rate of 3.0% per annum;

(ii)

our Credit Agreement includes the mandatory quarterly amortization payments on the term loan as of December 31, 2014, and the interest paid throughout the life of the term loan is based upon the interest rate applicable as of December 31, 2014.

In February 2015, we refinanced our existing Credit Agreement with several financial institutions. Our long-term debt obligations and subsequent refinancing are discussed in more detail in Note 5 to our Financial Statements.

The operating leases are discussed in Note 9 to our Financial Statements. Our purchase obligations consist primarily of our expected minimum base fees under the Infocrossing service agreement (discussed in Note 9 to our Financial Statements), and data communication and business continuity planning services.

The other obligations reflect the requirement for us to pay cash of approximately $23 million ratably over five years related to the deferred income tax liabilities associated with our repurchase of the 2004 Convertible Debt Securities as discussed in Note 7 to our Financial Statements.

Of the total contractual obligations and commercial commitments above, approximately $315 million is reflected on our Balance Sheet.

Off-Balance Sheet Arrangements

None

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of December 31, 2014, we had cash, cash equivalents, and short-term investments of $201.8 million, of which approximately 86% is in U.S. Dollars and held in the U.S. We have $4.7 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. As of December 31, 2014, we had a $100 million senior secured revolving loan facility with a syndicate of financial institutions.  As of December 31, 2014, we had no borrowing outstanding on our revolving loan facility and had the entire $100 million available to us.

In February 2015, we refinanced our existing Credit Agreement, which extended the term of the agreement into February 2020, and increased the revolving credit facility from $100 million dollars to $200 million dollars.  As of the date of this filing, we had no borrowings outstanding on our revolving credit facility, and had full access to the available $200 million.  This amended Credit Agreement provides us with additional capital capacity, and greater flexibility to manage our capital structure over the next five years, including options to settle our convertible debt that matures in early 2017.  Our long-term debt obligations, and subsequent amendment to our Credit Agreement, are discussed in more detail in Note 5 to our Financial Statements

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. During the year ended December 31, 2014, we repurchased 0.7 million shares of our common stock for $19.1 million (weighted-average price of $26.05 per share) under our Stock Repurchase Program. As of December 31, 2014, we had 1.4 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our Credit Agreement places certain limitations on our ability to repurchase our common stock.

In February 2015, we announced an increase in our planned share repurchases of up to $150 million under our Stock Repurchase Program over the next three years, with key facets of this plan outlined as follows:

o

Our Board approved a 7.5 million share increase in the number of shares authorized for repurchase under the Stock Repurchase Program, bringing the total number of shares authorized to 42.5 million, and the total remaining shares available for repurchase to approximately 9 million.

o

Under our plan, we may repurchase the shares in the open market or in privately negotiated transactions, including through an accelerated stock repurchase (ASR) plan or under a Rule 10b5-1 plan. The actual timing and amount of share repurchases will be dependent on then current market conditions and other business-related factors over the next three years.

Our common stock repurchases are discussed in more detail in Note 10 to our Financial Statements.

•

Cash Dividends. During the year ended December 31, 2014, the Board approved dividend payments totaling $21.3 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Boards’ approval.

In January 2015, our Board approved an increase in our quarterly cash dividend by 11% going from $0.1575 per share of common stock to $0.175 per common share of common stock, effective with the first quarterly dividend declared by our Board in January 2015 for payment on March 26, 2015.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Capital Expenditures. During 2014, we spent $26.0 million on capital expenditures. At this time, we expect our 2015 capital expenditures to be relatively consistent with that of 2014. As of December 31, 2014, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the year ended December 31, 2014, we made client incentive payments of $5.6 million. As of December 31, 2014, we had commitments to make $3.0 million of client incentive payments, $1.5 million in 2015 and 2016, respectively.

As noted above, we entered into an Amended Agreement with Comcast. As an additional incentive for Comcast to migrate new customer accounts to ACP, the Amended Agreement includes the issuance of Stock Warrants for the right to purchase up to approximately 2.9 million shares of our common stock, with vesting tied primarily to the number of customer accounts Comcast migrates onto ACP. Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of the date of this filing, approximately 1 million Stock Warrants had vested based on the terms of the Warrant Agreement, and none of these Stock Warrants have been exercised to date.  The Stock Warrants are discussed in more detail in Note 10 to our Financial Statements.

•

Long-Term Debt. As discussed above, we amended our Credit Agreement in February 2015.  As a result, as of the date of this filing, our long-term debt consisted of the following:  (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) Credit Agreement term loan borrowings of $150.0 million. During 2015, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time related to the 2010 Convertible Notes is the $4.5 million of interest payments. The mandatory repayments and the cash interest expense (based upon current interest rates) for our Credit Agreement for 2015 is $7.5 million, and $3.2 million, respectively. We have the ability to make prepayments on our Credit Agreement without penalty.  Our long-term debt obligations, including the impacts of the amended Credit Agreement in February 2015, are discussed in more detail in Note 5 to our Financial Statements.

As discussed above in February 2015, we refinanced our existing Credit Agreement. Our long-term debt obligations and subsequent refinancing are discussed in more detail in Note 5 to our Financial Statements.

In summary, we expect to continue to have material needs for capital resources going forward, as noted above. We believe that our current cash, cash equivalents and short-term investments balances and our Revolver, together with cash expected to be generated in the future from our current operating activities, will be sufficient to meet our anticipated capital resource requirements for at least the next 12 months. We also believe we could obtain additional capital through other debt sources which may be available to us if deemed appropriate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2014, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the December 31, 2014 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of December 31, 2014 and 2013 were $81.7 million and $82.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2014 and 2013 were $120.1 million and $128.2 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the year ended December 31, 2014, we generated approximately 88% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of December 31, 2014 and 2013, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	December 31, 2014		December 31, 2013
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$(72)	$2,460	$(39)	$3,075
Euro	(107)	8,135	(41)	5,618
U.S. Dollar	(361)	15,639	(191)	18,996
Other	(11)	2,388	(8)	2,686
Totals	$(551)	$28,622	$(279)	$30,375

A hypothetical adverse change of 10% in the December 31, 2014 exchange rates would not have had a material impact upon our results of operations.

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited CSG Systems International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

February 27, 2015

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$81,712	$82,686
Short-term investments	120,088	128,151
Total cash, cash equivalents and short-term investments	201,800	210,837
Trade accounts receivable:
Billed, net of allowance of $3,323 and $2,359	184,369	178,511
Unbilled	42,439	38,365
Deferred income taxes	13,204	15,085
Income taxes receivable	7,851	3,815
Other current assets	28,470	28,762
Total current assets	478,133	475,375
Non-current assets:
Property and equipment, net of depreciation of $138,065 and $129,522	38,326	35,061
Software, net of amortization of $86,797 and $77,504	44,732	43,565
Goodwill	225,269	233,599
Client contracts, net of amortization of $88,585 and $75,382	46,903	55,191
Deferred income taxes	8,890	7,447
Income taxes receivable	1,333	1,930
Other assets	16,142	16,812
Total non-current assets	381,595	393,605
Total assets	$859,728	$868,980
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$22,500	$15,000
Client deposits	35,791	30,431
Trade accounts payable	37,052	33,376
Accrued employee compensation	51,441	58,434
Deferred revenue	40,004	47,131
Income taxes payable	984	2,814
Other current liabilities	23,375	19,620
Total current liabilities	211,147	206,806
Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $14,169 and $19,950	233,331	250,050
Deferred revenue	9,648	9,221
Income taxes payable	1,613	1,909
Deferred income taxes	20,445	20,274
Other non-current liabilities	15,821	14,616
Total non-current liabilities	280,858	296,070
Total liabilities	492,005	502,876
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 6,032 and 5,441 shares reserved
for employee stock purchase plan and stock incentive plans; 33,945 and 33,745 shares outstanding	667	658
Common stock warrants; 2,851 and zero warrants issued and outstanding	6,694	-
Additional paid-in capital	486,414	473,190
Treasury stock, at cost, 32,763 and 32,030 shares	(757,478)	(738,372)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	6	41
Unrecognized loss on change in fair value of interest rate swap contracts, net of tax	-	(98)
Cumulative foreign currency translation adjustments	(13,386)	1,674
Accumulated earnings	644,806	629,011
Total stockholders' equity	367,723	366,104
Total liabilities and stockholders' equity	$859,728	$868,980

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Processing and related services	$562,109	$537,453	$544,649
Software and services	102,585	118,988	124,242
Maintenance	86,592	91,027	87,975
Total revenues	751,286	747,468	756,866
Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	277,084	253,756	258,380
Software and services	79,640	84,222	85,562
Maintenance	32,619	39,187	39,874
Total cost of revenues	389,343	377,165	383,816
Other operating expenses:
Research and development	104,712	110,008	112,938
Selling, general and administrative	153,488	152,553	138,783
Depreciation	14,084	18,633	22,286
Restructuring and reorganization charges	13,969	12,405	2,469
Total operating expenses	675,596	670,764	660,292
Operating income	75,690	76,704	96,574
Other income (expense):
Interest expense	(10,453)	(11,621)	(15,983)
Amortization of original issue discount	(5,781)	(5,352)	(4,954)
Interest and investment income, net	798	689	855
Other, net	1,268	1,099	732
Total other	(14,168)	(15,185)	(19,350)
Income before income taxes	61,522	61,519	77,224
Income tax provision	(24,563)	(10,168)	(28,345)
Net income	$36,959	$51,351	$48,879

Weighted-average shares outstanding - Basic:
Common stock	32,449	32,117	32,142
Participating restricted stock	-	-	17
Total	32,449	32,117	32,159

Weighted-average shares outstanding - Diluted:
Common stock	33,736	32,873	32,459
Participating restricted stock	-	-	17
Total	33,736	32,873	32,476

Earnings per common share:
Basic	$1.14	$1.60	$1.52
Diluted	1.10	1.56	1.51

Cash dividends declared per common share:	$0.6225	$0.4500	$-

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$36,959	$51,351	$48,879
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,060)	(600)	4,272
Unrealized holding gains (losses) on short-term investments arising during period	(35)	38	2
Defined benefit pension plan:
Net loss arising from period (net of tax effect of $0, $(119), and $(62))	-	(183)	(119)
Amortization of net actuarial loss included in net periodic pension cost (net of tax effect of $0, $28, and $97)	-	43	152
Final settlement of pension plan liability (net of tax effect of $0, $1,214, and $0)	-	1,901	-
Net change in defined benefit pension plan	-	1,761	33
Cash flow hedges:
Unrealized gains on change in fair value of interest rate swap contracts (net of tax effect of $110, $724, and $128)	195	1,140	200
Reclassification adjustment for losses included in net income (net of tax effect of $(55), $(368), and $(153))	(97)	(580)	(240)
Net change in cash flow hedges	98	560	(40)
Other comprehensive income (loss), net of tax	(14,997)	1,759	4,267
Total comprehensive income, net of tax	$21,962	$53,110	$53,146

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per warrant amount)

	Year Ended December 31,
	2014	2013	2012

Common stock:
Balance, beginning of year	$658	$653	$645
Issuance of restricted common stock pursuant to employee stock-based compensation plans	11	8	8
Cancellation of restricted common stock pursuant to employee stock-based compensation plans	-	-	-
Repurchase and cancellation of common stock pursuant to employee stock-based compensation plans	(2)	(3)	-
Balance, end of year	667	658	653

Common stock warrants:
Issuance of common stock warrants, granted to Comcast (exercise price of $26.68 per warrant)	6,694	-	-
Balance, end of year	6,694	-	-

Paid-in capital:
Balance, beginning of year	473,190	461,497	449,376
Issuance of common stock pursuant to employee stock purchase plan	1,394	1,347	1,394
Exercise of stock options	-	244	502
Repurchase and cancellation of common stock pursuant to employee stock-based compensation plans	(6,925)	(5,346)	(3,208)
Issuance of restricted common stock pursuant to employee stock-based compensation plans	(11)	(8)	(8)
Cancellation of unvested restricted common stock pursuant to employee stock-based compensation plans	-	-	-
Stock-based compensation expense	16,706	14,796	13,431
Stock-based compensation income tax benefits	2,060	660	10
Balance, end of year	486,414	473,190	461,497

Treasury Stock:
Balance, beginning of year	(738,372)	(728,243)	(714,893)
Repurchase of common stock pursuant to Board - approved stock repurchase program	(19,106)	(10,129)	(13,350)
Balance, end of year	(757,478)	(738,372)	(728,243)

Accumulated Earnings:
Balance, beginning of year	629,011	592,874	543,995
Net income	36,959	51,351	48,879
Declaration of cash dividends	(21,164)	(15,214)	-
Balance, end of year	644,806	629,011	592,874

Accumulated Other Comprehensive Income:
Balance, beginning of year	1,617	(142)	(4,409)
Net unrealized gains (losses) on short-term investments	(35)	38	2
Net unrealized gains on pension plan and prior service costs	-	1,761	33
Net unrealized gains (losses) on change in fair value of interest rate swap contracts	98	560	(40)
Foreign currency translation	(15,060)	(600)	4,272
Balance, end of year	(13,380)	1,617	(142)

Total stockholders' equity:
Balance, end of year	$367,723	$366,104	$326,639

Shares:
Balance, beginning of year	33,745	33,734	33,822
Repurchase of common stock pursuant to Board-approved stock repurchase program	(733)	(500)	(823)
Issuance of common stock pursuant to employee stock purchase plan	61	68	94
Exercise of stock options	-	20	40
Issuance of restricted common stock pursuant to employee stock-based compensation plans	1,261	840	873
Cancellation of unvested restricted common stock pursuant to employee stock-based compensation plans	(137)	(153)	(77)
Repurchase and cancellation of common stock pursuant to employee stock-based compensation plans	(252)	(264)	(195)
Balance, end of year	33,945	33,745	33,734

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$36,959	$51,351	$48,879
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	14,084	18,633	22,286
Amortization	33,553	37,819	44,178
Amortization of original issue discount	5,781	5,352	4,954
Impairment of client contract	-	-	3,783
(Gain) loss on short-term investments and other	1,123	910	(107)
(Gain) loss on disposition of business operations	(222)	3,017	-
Loss on termination of pension plan	-	3,221	-
Deferred income taxes	41	(1,764)	(10,707)
Excess tax benefit of stock-based compensation awards	(2,060)	(677)	(415)
Stock-based employee compensation	16,655	14,796	13,431
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(14,326)	(2,319)	(9,481)
Other current and non-current assets	(3,230)	(7,163)	(1,715)
Income taxes payable/receivable	(3,508)	4,556	(6,543)
Trade accounts payable and accrued liabilities	4,359	(994)	18,474
Deferred revenue	(5,558)	(104)	425
Net cash provided by operating activities	83,651	126,634	127,442

Cash flows from investing activities:
Purchases of property and equipment	(25,985)	(30,076)	(33,221)
Purchases of short-term investments	(190,427)	(183,575)	(65,355)
Proceeds from sale/maturity of short-term investments	197,466	89,688	42,063
Acquisition of businesses, net of cash acquired	-	(2,926)	(19,085)
Acquisition of and investments in client contracts	(5,600)	(7,092)	(4,629)
Proceeds from the disposition of business operations	1,130	4,530	-
Net cash used in investing activities	(23,416)	(129,451)	(80,227)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,394	1,591	1,896
Payment of cash dividends	(20,530)	(14,454)	-
Repurchase of common stock	(25,138)	(15,478)	(16,558)
Payments on acquired equipment financing	(1,097)	(2,723)	(1,698)
Proceeds from long-term debt	-	-	150,000
Payments on long-term debt	(15,000)	(15,000)	(190,000)
Payments of deferred financing costs	-	-	(2,450)
Excess tax benefit of stock-based compensation awards	2,060	677	415
Net cash used in financing activities	(58,311)	(45,387)	(58,395)
Effect of exchange rate fluctuations on cash	(2,898)	(2,857)	(1,806)

Net decrease in cash and cash equivalents	(974)	(51,061)	(12,986)

Cash and cash equivalents, beginning of year	82,686	133,747	146,733
Cash and cash equivalents, end of year	$81,712	$82,686	$133,747

Supplemental disclosures of cash flow information:
Cash paid during the year for-
Interest	$8,265	$9,440	$13,124
Income taxes	25,153	6,149	43,739

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”), a Delaware corporation, was formed in October 1994 and is based in Englewood, Colorado. We are a business support solutions provider primarily serving the communications industry. Our broad suite of solutions helps our clients improve their business operations by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions, while at the same time, more efficiently managing the service provider’s cost structure. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the expanding needs of communications service providers to provide a differentiated, real-time, and personal experience for their consumers. Our suite of solutions includes revenue management, content management and monetization, and customer interaction management. We are a S&P SmallCap 600 company.

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

We contract for our managed services using long-term arrangements whose terms have ranged from three to eight years.  Under managed services agreements, we may operate certain of our software products on behalf of our clients: (i) out of a client’s data center; (ii) out of a data center we own and operate; or (iii) out of a third-party data center we contract with for such services. Managed services can also include us providing other services, such as transitional services, fulfillment, remittance processing, operational consulting, back office, and end user billing services.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in client deposits in the accompanying Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”) and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements for those clients where we require advance deposits, and include the net amount (which is not material) in processing and related services revenues.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2014 and 2013, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of December 31, 2014 and 2013, we had $4.7 million and $4.5 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of December 31, 2014 and 2013 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, an interest rate swap contract, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of December 31, 2014 and 2013 have contractual maturities of less than two years from the time of acquisition. Our short-term investments at December 31, 2014 and 2013 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments in 2014, 2013, and 2012 were $197.5 million, $89.7 million, and $42.1 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$9,785	$—	$9,785	$13,761	$—	$13,761
Commercial paper	—	12,248	12,248	—	19,629	19,629
Short-term investments:
Corporate debt securities	—	88,494	88,494	—	76,786	76,786
Municipal bonds	—	9,945	9,945	—	29,106	29,106
U.S. government agency bonds	—	11,313	11,313	—	18,050	18,050
Asset-backed securities	—	10,336	10,336	—	4,209	4,209
Total	$9,785	$132,336	$142,121	$13,761	$147,780	$161,541
Liabilities:
Interest rate swap contracts (1)	$—	$—	$—	$—	$154	$154
Total	$—	$—	$—	$—	$154	$154
(1)	As of December 31, 2013, the fair value of the interest rate swap contract was classified on our Balance Sheet in other current liabilities.

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement (carrying value including current maturities)	$120,000	$120,000	$135,000	$135,000
Convertible debt (par value)	150,000	178,920	150,000	199,800

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

We generally do not require collateral or other security to support accounts receivable. We evaluate the credit worthiness of our clients in conjunction with our revenue recognition processes, as well as through our ongoing collectibility assessment processes for accounts receivable. We maintain an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends, and other information. We use various judgments and estimates in determining the adequacy of the allowance for doubtful accounts receivable. See Note 3 for additional details of our concentration of accounts receivable.

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2014	2013	2012
Balance, beginning of year	$2,359	$3,147	$2,421
Additions (reductions) to expense	1,406	(354)	1,039
Write-offs	(465)	(280)	(174)
Other	23	(154)	(139)
Balance, end of year	$3,323	$2,359	$3,147

Property and Equipment. Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the shorter of their economic life or the lease term. Depreciation expense is computed using the straight-line method for financial reporting purposes. Depreciation expense for all property and equipment is reflected in our accompanying Consolidated Statements of Income (“Income Statements”) separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation for income tax purposes is computed using accelerated methods.

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

During 2014, 2013, and 2012, we expended $104.7 million, $110.0 million, and $112.9 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2014, 2013, or 2012, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2014 or 2013 Balance Sheets.

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

The amounts attributed to both common stock and participating restricted stock used as the numerators in both the basic and diluted EPS calculations are as follows (in thousands):

	2014	2013	2012
Net income attributed to:
Common stock	$36,959	$51,351	$48,853
Participating common restricted stock	—	—	26
Total	$36,959	$51,351	$48,879

The weighted-average shares outstanding used in the basic and diluted EPS denominators related to common stock and participating restricted stock are as follows (in thousands):

	2014	2013	2012
Weighted-average shares outstanding – Basic:
Common stock	32,449	32,117	32,142
Participating common restricted stock	—	—	17
Total	32,449	32,117	32,159
Weighted-average shares outstanding – Diluted:
Common stock	33,736	32,873	32,459
Participating common restricted stock	—	—	17
Total	33,736	32,873	32,476

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2014	2013	2012
Basic weighted-average common shares	32,449	32,117	32,142
Dilutive effect of common stock options	—	1	11
Dilutive effect of non-participating restricted common stock	569	550	306
Dilutive effect of 2010 Convertible Notes	717	205	—
Dilutive effect of Stock Warrants	1	—	—
Diluted weighted-average common shares	33,736	32,873	32,459

The 2010 Convertible Notes have a dilutive effect in those quarterly periods in which our average stock price exceeds the current effective conversion price (see Note 5).

The Stock Warrants have a dilutive effect in those quarterly periods in which our average stock price exceeds the exercise price of $26.68 per warrant (under the treasury stock method), and are not subject to performance vesting conditions (see Note 10).

Potentially dilutive common shares related to stock options, non-participating unvested restricted stock, and Stock Warrants excluded from the computation of diluted EPS, as the effect was antidilutive, were not material in any period presented.

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

3.	Segment Reporting and Significant Concentration

Segment Information. We have evaluated how our chief operating decision maker has organized our company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2014, we have one reportable segment.

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our core billing and customer care platform, Advanced Convergent Platform (“ACP”), is a pre-integrated platform, delivered in a private hosted cloud environment. We generate a substantial percentage of our revenues by providing our ACP processing and customer interaction management solutions, and related software products (e.g., Advanced Customer Service Representative, Workforce Express, etc.) to the North American cable and satellite markets. Additionally, we license certain software products (e.g., WBMS, TSM, and Singleview) and provide our professional services to implement, configure and maintain these software products, and allow clients to effectively roll out new products as well as attract and retain customers.

Geographic Regions. For 2014 and 2013, 85% of our revenues were attributable to our operations in the Americas. We use the location of the client as the basis of attributing revenues to individual regions.

Financial information relating to our operations by geographic region is as follows (in thousands):

Total Revenues:

	2014	2013	2012
Americas (principally the U.S.)	$636,482	$633,163	$652,008
Europe, Middle East and Africa (principally Europe)	79,535	80,527	73,113
Asia Pacific	35,269	33,778	31,745
Total revenues	$751,286	$747,468	$756,866

Property and Equipment:	As of December 31,
	2014	2013
Americas (principally the U.S.)	$31,912	$27,115
Europe, Middle East and Africa	3,618	4,280
Asia Pacific	2,796	3,666
Total property and equipment	$38,326	$35,061

Significant Clients and Industry Concentration. A large percentage of our historical revenues have been generated from our largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), and Time Warner Cable Inc. (“Time Warner”).

Revenues from these clients represented the following percentages of our total revenues for the following years:

	2014	2013	2012
Comcast	22%	19%	20%
DISH	15%	15%	14%
Time Warner	11%	11%	10%

As of December 31, 2014 and 2013, the percentage of net billed accounts receivable balances attributable to these clients were as follows:

	As of December 31,
	2014	2013
Comcast	21%	21%
DISH	13%	14%
Time Warner	12%	9%

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

4.	Long-Lived Assets

Property and Equipment. Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives (years)	2014	2013
Computer equipment	3-5	$96,749	$89,605
Leasehold improvements	5-10	16,566	15,793
Operating equipment	3-8	55,501	48,759
Furniture and fixtures	3-8	7,531	10,426
Capital projects in process	—	44	—
		176,391	164,583
Less—accumulated depreciation		(138,065)	(129,522)
Property and equipment, net		$38,326	$35,061

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill in 2014 and 2013 is as follows (in thousands):

January 1, 2013 balance	$233,365
Adjustments for the dispositions of business operations	(1,967)
Revisions related to prior acquisitions	(164)
Effects of changes in foreign currency exchange rates	2,365
December 31, 2013 balance	233,599
Revisions related to prior acquisitions	(59)
Effects of changes in foreign currency exchange rates	(8,271)
December 31, 2014 balance	$225,269

During 2013, we sold a small print operation and our marketing analytics business, which resulted in an adjustment to our goodwill balance of $2.0 million.  The net proceeds from these dispositions were $4.5 million and the net loss from the sales was approximately $3 million.

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

As of December 31, 2014 and 2013, the carrying values of these assets were as follows (in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Investments in client contracts (1)	$34,657	$(23,907)	$10,750	$27,370	$(20,345)	$7,025
Capitalized costs (2)	6,667	(3,463)	3,204	5,003	(3,340)	1,663
Acquired client contracts (3)	94,164	(61,215)	32,949	98,200	(51,697)	46,503
Total client contracts	$135,488	$(88,585)	$46,903	$130,573	$(75,382)	$55,191

The aggregate amortization related to client contracts included in our operations for 2014, 2013, and 2012, was as follows (in thousands):

	2014	2013	2012
Investments in client contracts (1)	$6,409	$6,181	$7,591
Capitalized costs (2)	1,007	2,365	4,172
Acquired client contracts (3)	11,951	14,999	17,017
Total client contracts	$19,367	$23,545	$28,780
(1)

Investments in client contracts consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems. Investments in client contracts related to client incentives are amortized ratably over the lives of the respective client contracts, which as of December 31, 2014, have termination dates that range from 2015 through 2020. Amortization of the investments in client contracts related to client incentives is reflected as a reduction in processing and related services revenues in our Income Statements.

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

The weighted-average remaining amortization period of client contracts as of December 31, 2014 was approximately 63 months. Based on the December 31, 2014 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2015 – $14.8 million; 2016 – $10.5 million; 2017 – $8.3 million; 2018 – $6.2 million; and 2019 – $4.2 million.

Software

Software consists of: (i) software and similar intellectual property rights from various business combinations; and (ii) internal use software.

As of December 31, 2014 and 2013, the carrying values of these assets were as follows (in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired software (4)	$67,012	$(56,806)	$10,206	$67,975	$(53,820)	$14,155
Internal use software (5)	64,517	(29,991)	34,526	53,094	(23,684)	29,410
Total software	$131,529	$(86,797)	$44,732	$121,069	$(77,504)	$43,565

The aggregate amortization related to software included in our operations for 2014, 2013, and 2012, was as follows (in thousands):

	2014	2013	2012
Acquired software (4)	$3,457	$4,221	$5,700
Internal use software (5)	8,404	7,633	6,985
Total software	$11,861	$11,854	$12,685
(4)	Acquired software represents the software intangible assets acquired in our prior business acquisitions, which are being amortized over their estimated useful lives ranging from five to ten years.
(5)

Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of the third-party software licenses. Internal use software is amortized over its estimated useful life ranging from twelve months to ten years.

The weighted-average remaining amortization period of the software intangible assets as of December 31, 2014 was approximately 78 months. Based on the December 31, 2014 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2015 – $10.5 million; 2016 – $8.0 million; 2017 – $6.6 million; 2018 – $5.3 million; and 2019 – $3.6 million.

5.	Debt

As of December 31, 2014 and 2013, our long-term debt was as follows (in thousands):

	2014	2013
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist – see below), interest at adjusted LIBOR plus 2.00% (combined rate of 2.25% at December 31, 2014)	$120,000	$135,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist – see below), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $14,169 and $19,950, respectively	135,831	130,050
	255,831	265,050
Current portion of long-term debt	(22,500)	(15,000)
Total long-term debt, net	$233,331	$250,050

2012 Credit Agreement. In 2012, we entered into an amended and restated $250 million credit agreement with several financial institutions (the “2012 Credit Agreement”). The 2012 Credit Agreement provides borrowings by us in the form of: (i) a $150 million aggregate principal five-year term loan (the “2012 Term Loan”); and (ii) a $100 million aggregate principal five-year revolving loan facility (the “2012 Revolver”).

The interest rates under the 2012 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. The applicable margin for the 2012 Term Loan and 2012 Revolver based upon an adjusted LIBOR rate ranges from 2.00% - 2.75%, depending on our then-current leverage ratio. We have the option of selecting the length of time (ranging from one to six months) that we lock in the LIBOR contract rate. The applicable margin for the 2012 Term Loan and 2012 Revolver based upon an alternate base rate ranges from 1.00% - 1.75%, depending on our then-current leverage ratio. As of December 31, 2014, our combined interest rate (LIBOR plus applicable margin) for the Term Loan is 2.25% per annum.  We pay a commitment fee of 0.375% on the average daily unused amount of the 2012 Revolver. At December 31, 2014, we had no borrowing outstanding on our 2012 Revolver and had the entire $100 million available to us.

The 2012 Credit Agreement includes mandatory principal repayments (payable quarterly) in each year of the agreement, with the remaining principal balance due at maturity. During 2014, we made $15 million mandatory principal repayments on the 2012 Term Loan.  The 2012 Credit Agreement has no prepayment penalties and requires mandatory repayments under certain circumstances, including: (i) asset sales or casualty proceeds; and (ii) proceeds of debt or preferred stock issuances. The 2012 Credit Agreement also provides for an early termination date of December 1, 2016, if our 2010 Convertible Notes are still outstanding and we do not have combined unrestricted cash and cash equivalents and unused availability under the 2012 Revolver of at least $200 million in the aggregate as of that date.

The 2012 Credit Agreement contains customary affirmative covenants such as: (i) filing of quarterly and annual reports and (ii) maintenance of credit ratings. In addition, the Credit Agreement has customary negative covenants that places limits on our ability to: (i) incur additional indebtedness; (ii) create liens on our property; (iii) enter into sale and leaseback transactions; (iv) make investments; (v) enter into mergers and consolidations; (vi) sell assets; (vii) declare dividends or repurchase shares; (viii) engage in certain transactions with affiliates; (ix) prepay certain indebtedness, including our 2010 Convertible Notes; and (x) issue capital stock of subsidiaries. We must also meet certain financial covenants to include: (i) a maximum total leverage ratio; (ii) a maximum secured leverage ratio; (iii) a minimum interest coverage ratio; and (iv) a limitation on capital expenditures. As of December 31, 2014 we were in compliance with the financial ratios and other covenants related to the 2012 Credit Agreement.

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

The 2010 Convertible Notes are convertible into our common stock, under the specified conditions and settlement terms outlined below.  As a result of us declaring a quarterly cash dividend beginning in June 2013, the conversion rate has also been adjusted quarterly.  As of December 31, 2014, the conversion rate was 42.6404 shares of our common stock per $1,000 par value of the 2010 Convertible Notes (equivalent to a conversion price of $23.45 per share of our common stock). The Indenture related to the 2010 Convertible Notes (“Notes Indenture”) includes anti-dilution provisions for the holders such that the conversion rate (and thus the initial conversion price) can be adjusted in the future for certain events, to include stock dividends, the issuance of rights, options or warrants to purchase our common stock at a price below the then-current market price, and certain distributions of common stock, property or rights, options or warrants to acquire our common stock to all or substantially all holders of our common stock. Additionally, the conversion rate may be adjusted prior to the maturity date in connection with the occurrence of specified corporate transactions for a “make-whole” premium as set forth in the Notes Indenture.

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities: (i) at any time the price of our common stock trades over $30.49 per share (130% of the $23.45 conversion price) for a specified period of time; (ii) at any time the trading price of the 2010 Convertible Notes falls below 98% of the average conversion value for the 2010 Convertible Notes for a specified period of time; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after September 1, 2016, the holders of the 2010 Convertible Notes can elect to convert their securities at any time, with the settlement occurring on March 1, 2017. As of December 31, 2014, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash.  Although not convertible as of December 31, 2014, our conversion obligation exceeded the par value of the 2010 Convertible Notes by approximately $10 million.

The OID related to the 2010 Convertible Notes of $38.4 million, as a result of an effective interest rate of the liability component of 7.75% compared to the cash interest rate of 3.0%, is being amortized to interest expense through March 1, 2017, the maturity date of the 2010 Convertible Notes.

Estimated Maturities on Long-Term Debt.

As of December 31, 2014, the estimated maturities of our long-term debt, based upon: (1) the mandatory repayment schedule for the 2012 Term Loan; and (2) the expected remaining life of the 2010 Convertible Notes, was as follows (in thousands):

	2015	2016	2017	2018	Thereafter
2012 Term Loan	$22,500	$22,500	$75,000	$—	$—
2010 Convertible Notes	—	—	150,000	—	—
Total long-term debt repayments	$22,500	$22,500	$225,000	$—	$—

Deferred Financing Costs. As of December 31, 2014, net deferred financing costs related to the 2012 Credit Agreement were $4.2 million, and are being amortized to interest expense over the related term of the 2012 Credit Agreement (through November 2017). As of December 31, 2014, net deferred financing costs related to the 2010 Convertible Notes were $1.3 million, and are being amortized to interest expense through maturity (March 2017). The net deferred financing costs are reflected in Other Assets in our Balance Sheets. Interest expense for 2014, 2013 and 2012 includes amortization of deferred financing costs of $2.5 million, $2.6 million, and $2.7 million, respectively. The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on a revolving loan facility, for 2014, 2013, and 2012, was approximately 6%, 5%, and 6%, respectively.

2015 Credit Agreement. In February 2015, we entered into an amended and restated $350 million credit agreement with several financial institutions (the “2015 Credit Agreement”) to replace the 2012 Credit Agreement.  The key benefits of this refinancing include:  (i) an increase in the tenor of the loan from November 2017 to February 2020; (ii) an increase in the amount of the revolving loan facility from $100 million to $200 million; (iii) a reduction in the interest rate and other fees; and (iv) financial and other restrictive covenants that are better or equal to that of the 2012 Credit Agreement.

The 2015 Credit Agreement provides borrowings in the form of:  (i) a $150 million aggregate principal five-year term loan (the “2015 Term Loan”); and (ii) a $200 million aggregate principal five-year revolving loan facility (the “2015 Revolver”).  With the $150 million proceeds from the 2015 Term Loan, we repaid the outstanding $120 million balance from term loan under the 2012 Credit Agreement, resulting in a net increase of available cash by $30 million, a portion of which was used to pay certain fees and expenses in connection with the refinancing.

The interest rates under the 2015 Credit Agreement are based upon our choice of an adjusted LIBOR rate plus an applicable margin of 1.75% - 2.75%, or an alternate base rate plus an applicable margin of 0.75% -1.75%, with the applicable margin, depending on our then-net secured total leverage ratio.  We will pay a commitment fee of 0.250% - 0.375% of the average daily unused amount of the 2015 Revolver, with the commitment fee rate also dependent upon our then-net secured total leverage ratio.  At the inception of the 2015 Credit Agreement, our interest rate on the 2015 Term Loan is 1.97% (adjusted LIBOR plus 1.75% per annum), effective through March 31, 2015, and our commitment fee on the unused 2015 Revolver is 0.25%.  As of the date of this filing, we had no borrowing outstanding on our 2015 Revolver.

The 2015 Credit Agreement includes mandatory repayments of the aggregate principal amount of the 2015 Term Loan (payable quarterly) for the first (5% of total), second (5% of total), third (10% of total), fourth (15% of total), and fifth years (15% of total), with the remaining principal balance due at maturity (50% of total).  The 2015 Credit Agreement has no prepayment penalties and requires mandatory repayments under certain circumstances, including:  (i) asset sales or casualty proceeds; and (ii) proceeds of debt or preferred stock issuances.

The 2015 Credit Agreement contains customary affirmative covenants.  In addition, the 2015 Credit Agreement has customary negative covenants that places limits on our ability to:  (i) incur additional indebtedness; (ii) create liens on its property; (iii) make investments; (iv) enter into mergers and consolidations; (v) sell assets; (vi) declare dividends or repurchase shares; (vii) engage in certain transactions with affiliates; and (viii) prepay certain indebtedness; and (ix) issue capital stock of subsidiaries.  We must also meet certain financial covenants to include:  (i) a maximum total leverage ratio; (ii) a maximum secured leverage ratio; (iii) a minimum interest coverage ratio; and (iv) a limitation on capital expenditures.

In conjunction with the 2015 Credit Agreement, we have pledged assets under a security agreement in favor of a financial institution as collateral agent (the “Security Agreement”).  Under the Security Agreement and 2015 Credit Agreement, all of CSG’s domestic subsidiaries have guaranteed its obligations, and CSG and such subsidiaries have pledged substantially all of its assets to secure the obligations under the 2015 Credit Agreement and such guarantees.

In conjunction with the closing of the 2015 Credit Agreement, we incurred financing costs of $2.4 million, which along with the remaining deferred financing costs for the 2012 Credit Agreement, will be amortized to interest expense using the effective interest method over the related term of the 2015 Credit Agreement.

6.	Restructuring and Reorganization Charges

Restructuring and reorganization charges are expenses that generally result from cost reduction initiatives and/or significant changes to our business, to include such things as involuntary employee terminations, changes in management structure, divestitures of businesses, facility consolidations and abandonments, and fundamental reorganizations impacting operational focus and direction.  The following are the key restructuring and reorganizational activities we incurred over the last three years that have impacted our results from operations:

•	During 2012, we implemented the following cost reduction and efficiency initiatives:
•	We abandoned one of our current office facilities to improve our space utilization, resulting in a restructuring charge of $0.5 million.
•	We recorded $0.6 million of restructuring expenses related primarily to members of Ascade management leaving following the successful close of the transaction.
•

We reduced our workforce by approximately 40 employees, primarily in North America, as a result of organizational changes, elimination of positions, and reskilling of certain roles. As a result, we recorded $1.0 million of restructuring expenses.

•	During 2013 we executed the following restructuring activities:
•

In 2013, we reduced our workforce by approximately 160 employees world-wide.  These actions were taken to further align our workforce around our near- and long-term business opportunities. As a result, we incurred restructuring charges related to these involuntary terminations of $5.6 million.

•	We disposed of a small print operation and our marketing analytics business, resulting in $3.6 million of restructuring charges, including a $3 million loss from the sale.
•	We terminated our previously frozen defined benefit pension plan resulting in $3.2 million of restructuring expense.
•	During 2014 we completed the following restructuring and reorganization activities:
•

In July 2014, in conjunction with the reorganization of our Content Direct solution to facilitate its integration with our other offerings, we terminated an incentive arrangement with certain employees to develop and then grow our Content Direct solution (the “Arrangement”) in exchange for a one-time cash payment of $8.0 million, which is reflected as a reorganization charge in the third quarter of 2014. The Arrangement included certain liquidation options for the employees in the event of a change of control of the Content Direct solution.  Because of the contingent nature of the Arrangement (i.e., payable only upon the occurrence of a change of control related to the Content Direct solution), we had not recognized any amounts in our financial statements related to this matter up to this point.

•

During 2014, we reduced our workforce by approximately 60 employees world-wide, to further align our workforce around our near- and long-term business opportunities.  As a result, we recorded restructuring expense of $5.6 million.

•	During 2014, we abandoned space at two of our locations to improve our space utilization, resulting in a restructuring charge of $1.1 million.

The activities discussed above resulted in total charges for 2014, 2013, and 2012 of $14.0 million, $12.4 million, and $2.5 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring and reorganization reserves during 2014, 2013, and 2012 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Disposition of Business Operations	Other	Total
January 1, 2012, balance	$3,771	$489	$—	$—	$4,260
Charged to expense during year	1,835	630	—	4	2,469
Cash payments	(3,704)	—	—	(4)	(3,708)
Other	15	(666)	—	—	(651)
December 31, 2012, balance	1,917	(453)	—	—	$2,370
Charged to expense during year	5,577	—	3,588	3,240	12,405
Cash payments	(3,741)	—	(571)	(19)	(4,331)
Adjustment for the loss on the disposition of business operations	—	—	(3,017)	—	(3,017)
Adjustment for the loss on termination of pension plan	—	—	—	(3,221)	(3,221)
Other	(36)	(453)	—	—	(489)
December 31, 2013, balance	3,717	—	—	—	3,717
Charged to expense during year	5,589	1,146	(222)	7,456	13,969
Cash payments	(6,421)	—	—	(8,000)	(14,421)
Adjustment for the loss on the disposition of business operations	—	—	222	—	222
Other	(66)	(33)	—	560	461
December 31, 2014, balance	$2,819	$1,113	$—	$16	$3,948

As of December 31, 2014, $3.1 million of the business restructuring and reorganization reserves were included in current liabilities.

7.	Income Taxes

Income Tax Provision/(Benefit). The components of net income from continuing operations before income taxes are as follows (in thousands):

	2014	2013	2012
Domestic	$70,737	$63,278	$103,917
Foreign	(9,215)	(1,759)	(26,693)
Total	$61,522	$61,519	$77,224

The income tax provision related to continuing operations consists of the following (in thousands):

	2014	2013	2012
Current:
Federal	$19,221	$7,260	$32,121
State	2,348	453	4,133
Foreign	2,953	4,273	2,658
	24,522	11,986	38,912
Deferred:
Federal	1,139	1,130	(832)
State	837	2,329	(3,977)
Foreign	(1,935)	(5,277)	(5,758)
	41	(1,818)	(10,567)
Total income tax provision	$24,563	$10,168	$28,345

Included in the deferred state income tax provision amount for 2012 in the table above is $(3.1) million related to the impact of an enacted state income tax law change.

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax related to continuing operations is summarized as follows (in thousands):

	2014	2013	2012
Provision at Federal rate of 35%	$21,533	$21,532	$27,028
State income taxes, net of Federal impact	2,070	1,808	101
Research and experimentation credits	(2,045)	(16,683)	(3,651)
Tax uncertainties	596	4,878	1,333
Section 199 manufacturing deduction	(1,936)	(2,263)	(4,246)
Foreign rate differential	2,847	1,133	3,108
Valuation allowance for deferred tax assets	3,602	(3,312)	3,550
Other impact of foreign operations	(3,555)	2,088	672
Other	1,451	987	450
Total income tax provision	$24,563	$10,168	$28,345

Our effective income tax rate for 2013 was unusually low driven mainly by incremental R&D income tax credits claimed for the development activities from previous years and partially by the reduction of certain tax allowances related to foreign operations.

We have undistributed earnings of approximately $33 million from certain foreign subsidiaries. We intend to indefinitely reinvest these foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.

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

Deferred Income Taxes. Net deferred income tax liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred income tax assets	$77,201	$68,829
Deferred income tax liabilities	(55,045)	(48,830)
Valuation allowance	(20,507)	(17,741)
Net deferred income tax assets	$1,649	$2,258

The components of our net deferred income tax assets (liabilities) as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Net current deferred income tax assets:
Accrued expenses and reserves	$10,221	$12,429
Stock-based compensation	4,425	3,929
Total current deferred income tax assets	14,646	16,358
Less: valuation allowance	(1,442)	(1,273)
Net current deferred income tax assets	$13,204	$15,085
Net non-current deferred income tax assets:
Software	$809	$-
Client contracts and related intangibles	(5,252)	$(952)
NOL carryforwards	18,527	11,505
Property and equipment	11,470	4,097
Deferred revenue	550	1,209
Facility abandonment	262	189
Other	305	678
Total non-current deferred income tax assets	26,671	16,726
Less: valuation allowance	(17,781)	(9,279)
Net non-current deferred income tax assets	$8,890	$7,447
Net non-current deferred income tax liabilities:
Software	$211	$88
Client contracts and related intangibles	3,127	(4,104)
Goodwill	(6,747)	(3,846)
NOL carryforwards	23,298	27,500
Property and equipment	(15,048)	(4,812)
Convertible debt securities	(27,708)	(35,116)
Deferred revenue	961	4,470
Contingent payments	840	836
Facility abandonment	2,194	1,892
Other	(289)	7
Total non-current deferred income tax liabilities	(19,161)	(13,085)
Less: valuation allowance	(1,284)	(7,189)
Net non-current deferred income tax liabilities	$(20,445)	$(20,274)

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2014, we believe that between: (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established. As of December 31, 2014, we have deferred income tax assets related to state and foreign income tax jurisdictions of $2.7 million and $35.6 million, respectively, and have established valuation allowances against those deferred income tax assets of $2.5 million and $18.0 million, respectively.

As of December 31, 2014 and 2013, we have an acquired U.S. Federal NOL carryforward of approximately $51 million which will begin to expire in 2019 and can be utilized through 2030. The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2014 and 2013, we have: (i) state NOL carryforwards of approximately $63 million and $50 million, respectively, which will expire beginning in 2015 and end in 2035; and (ii) foreign subsidiary NOL carryforwards of approximately $96 million and $90 million, respectively, which will expire beginning in 2017, with a portion of the losses available over an indefinite period of time.

Our 2004 Convertible Debt Securities, which we fully extinguished in 2011, were subject to special U.S. Treasury regulations governing contingent payment debt instruments. These regulations allowed us to take a tax deduction for interest expense on our U.S. Federal income tax return at a constant rate of 9.09% (subject to certain adjustments), compounded semi-annually, which represented the estimated yield on comparable non-contingent, non-convertible, fixed-rate debt instruments with terms and conditions otherwise similar to the 2004 Convertible Debt Securities. This interest expense tax deduction was greater than the interest expense reflected in the accompanying Income Statements, thus creating a deferred income tax liability. The extinguishment of the 2004 Convertible Debt

Securities resulted in: (i) the holders of the 2004 Convertible Debt Securities not having the ability to achieve the 9.09% target yield, and (ii) a requirement for us to pay an amount equal to the cumulative deferred income tax liability to the U.S. tax authorities (without interest or penalties). During the third and fourth quarters of 2011, we paid cash of approximately $6 million related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in June and July of 2011. In 2014, we paid cash of $5.6 million related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in 2009 and 2010. The remaining balance owed of approximately $23 million will be paid ratably over the next four years.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance, beginning of year	$9,517	$4,029	$4,114
Additions based on tax positions related to current year	760	1,292	276
Additions for tax positions of prior years	30	4,597	933
Reductions for tax positions of prior years	(677)	(401)	(764)
Lapse of statute of limitations	-	-	(530)
Balance, end of year	$9,630	$9,517	$4,029

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements. In addition to the $9.6 million, $9.5 million, and $4.0 million of liability for unrecognized tax benefits as of December 31, 2014, 2013, and 2012, we had $0.5 million, $0.3 million, and $0.2 million, respectively, of income tax-related accrued interest. If recognized, the $9.6 million of unrecognized tax benefits as of December 31, 2014, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions. The U.S., U.K., and Australia are the main taxing jurisdictions in which we operate. The years open for audit vary depending on the taxing jurisdiction. As of December 31, 2014, the U.S. Internal Revenue Service had commenced an audit of our 2010 through 2012 tax years. In addition, the U.S. Federal statute of limitations has expired for periods prior to 2010, and the statute of limitations has expired in our major state jurisdictions of Nebraska, Colorado and Florida for years prior to 2002, 2010, and 2011, respectively. In 2012, we completed our audit in the U.K. for the accounting periods beginning October 1, 2005 and ended September 30, 2010. We have been audited in Australia for years prior to 2007. In addition, the statute of limitations has expired in Australia for years prior to 2010.

8.	Employee Retirement Benefit Plans

Defined Contribution-Type Plans. We sponsor defined contribution plans covering substantially all our U.S.-based employees. Participants may contribute up to 100% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, service-based contributions to the plan. The expense related to matching and service-related contributions for 2014, 2013, and 2012 was $9.0 million, $9.7 million, and $9.0 million, respectively. We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2014, 2013, and 2012 were $5.0 million, $4.8 million, and $4.6 million, respectively.

9.	Commitments, Guarantees and Contingencies

Operating Leases. We lease certain office and production facilities under noncancellable operating leases, with the longest lease that runs through June 2025. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Future aggregate minimum lease payments under these facilities are as follows: 2015 - $13.9 million; 2016 - $12.8 million; 2017 - $12.1 million; 2018 - $11.4 million; 2019 - $9.7 million; and thereafter - $34.2 million. Total rent expense for 2014, 2013, and 2012 was $19.9 million, $20.0 million, and $18.3 million, respectively.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2014, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2014. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Favorable Settlement of Claims.  In March 2014, we executed a settlement agreement ending litigation we asserted against a third party for patent infringement and misappropriation of trade secrets.  In exchange for the release from the lawsuit initiated, we will receive a total of $6 million, with a portion paid in 2014 and the remainder over the next three years.  We have recorded a total $3.9 million (net of a time value discount and legal costs incurred) as a reduction of selling, general and administrative (“SG&A”) expenses in 2014.

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

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).

As of December 31, 2014, a summary of the shares repurchased under the Stock Repurchase Program is as follows (in thousands, except per share amounts):

	2014	2013	2012	2011	1999-2010	Total
Shares repurchased	733	500	823	750	30,797	33,603
Total cost	$19,106	$10,129	$13,349	$9,930	$733,562	$786,076
Weighted-average price per share	$26.05	$20.23	$16.23	$13.24	$23.82	$23.39

As of December 31, 2014, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled approximately 1.4 million shares. In February 2015, our Board approved a 7.5 million share increase in the number of shares authorized for repurchase under the Stock Repurchase Program, bringing the total number of shares authorized to 42.5 million and the total remaining shares available for repurchase to approximately 9 million.

In addition to the above mentioned stock repurchases, during 2014, 2013, and 2012, we repurchased and then cancelled approximately 252,000 shares, 264,000 shares, and 197,000 shares for $6.9 million, $5.4 million, and $3.2 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividend.  In June 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders.  During 2014 and 2013, the Board approved total cash dividends of $0.6225 per share and $0.45 per share of common stock, totaling $21.3 million and $15.2 million, respectively.

In January 2015, our Board approved an increase in our quarterly cash dividend from $0.1575 per share of common stock to $0.175 per share of common stock, effective with the first quarterly dividend in 2015.

Warrants.  On July 25, 2014, we entered into an amendment to our current agreement with Comcast (the “Amended Agreement”).  The Amended Agreement provides the framework for Comcast to consolidate its residential customer accounts onto our ACP customer care and billing solution.  As an additional incentive for Comcast to migrate new customer accounts to ACP, the Amended Agreement includes the issuance of stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”), 1.9 million warrants relate to Comcast’s existing residential business and the remaining 1.0 million warrants relate to additional residential customer accounts that Comcast may acquire and migrate onto ACP in the future.  The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant.

The 1.9 million of the Stock Warrants relate to Comcast’s existing residential business and vest(ed) as follows:

•

The first 25% of these Stock Warrants (approximately 0.5 million) vested upon the successful migration of the first 0.5 million customer accounts, which occurred during the fourth quarter of 2014 upon the successful migration of two million new Comcast customer accounts.

•	The next 25% of these Stock Warrants had a time-based vesting provision, and vested in January 2015.
•	The next 25% of these Stock Warrants vest only after a cumulative total of 5.5 million customer accounts are migrated onto ACP.

•

The last 25% of these Stock Warrants vest proportionately based on the number of customer accounts migrated above 5.5 million accounts, with full vesting based on a target of 5.7 million customer accounts above the 5.5 million account level (i.e., a total target of 11.2 million customer account migrations).

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

The fair value of the 0.5 million Stock Warrants that vested in the fourth quarter of 2014 was $3.6 million, as determined using the Black-Scholes option-pricing model.  Upon vesting, this amount was recorded as a client incentive asset with the corresponding offset to stockholders’ equity.

The fair value of the 0.5 million Stock Warrants that vest in January 2015 was $3.7 million at the grant date, as determined using the Black-Scholes option-pricing model.  This amount is being recorded ratably over the vesting period as a client incentive asset with the corresponding offset to stockholders’ equity.

The client incentive asset related to the Stock Warrants is being amortized as a reduction in processing and related services revenues over the remaining term of the Comcast amended agreement. As of December 31, 2014, we recorded a client incentive asset related to these Stock Warrants of $6.7 million and have amortized $0.4 million as a reduction in processing and related services revenues.

The remaining unvested Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.  As of December 31, 2014, none of the Stock Warrants had been exercised.

Convertible Debt Securities. Under GAAP, convertible debt securities that may be settled in cash upon conversion (including partial cash settlement) must be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. The carrying amount of the equity component related to our convertible debt securities outstanding, included within additional paid-in capital, net of tax, as of December 31, 2014 and 2013 was $22.9 million.

11.	Equity Compensation Plans

Stock Incentive Plans

Stock Incentive Plan. In 2014, our stockholders approved an increase of 2.9 million shares authorized for issuance under the 2005 Stock Incentive Plan (the “2005 Plan”), from 15.8 million shares to 18.7 million shares.  Shares reserved under the 2005 Plan can be granted to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards.  Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.  As of December 31, 2014, 4.8 million shares were available for issuance.

Restricted Stock. We generally issue new shares (versus treasury shares) to fulfill restricted stock award grants. Restricted stock awards are granted at no cost to the recipient. Historically, our restricted stock awards have vested annually primarily over three or four years with no restrictions other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions) (“Time-Based Awards”). Unvested Time-Based Awards are typically forfeited and cancelled upon termination of employment with our company. Certain Time-Based Awards become fully vested (vesting accelerates) upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Time-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for the entire award.

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

A summary of our unvested restricted stock activity during 2014 is as follows (shares in thousands):

	2014
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, January 1, 2014	1,922	$18.57
Awards granted	1,295	26.45
Awards forfeited/cancelled	(151)	20.19
Awards vested	(755)	18.79
Unvested awards, December 31, 2014	2,311	$22.81

The weighted-average grant date fair value per share of restricted stock shares granted during 2014, 2013, and 2012 was $26.45, $19.75, and $16.58, respectively. The total market value of restricted stock shares vesting during 2014, 2013, and 2012 was $20.7 million, $16.2 million, and $10.6 million, respectively.

1996 Employee Stock Purchase Plan

As of December 31, 2014, we have an employee stock purchase plan whereby 1.7 million shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 2014, 2013, and 2012, 61,592 shares, 68,845 shares, and 93,352 shares, respectively, were purchased under the plan for $1.4 million ($21.31 to $25.47 per share), $1.4 million ($16.01 to $24.99 per share), and $1.4 million ($12.24 to $19.12 per share), respectively. As of December 31, 2014, 499,549 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $16.7 million, $14.8 million, and $13.4 million, respectively, for 2014, 2013, and 2012. As of December 31, 2014 there was $37.9 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.5 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2014, 2013, and 2012, of $5.0 million, $4.6 million, and $4.6 million, respectively. The actual income tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for 2014, 2013, and 2012, totaled $6.5 million, $5.4 million, and $4.0 million, respectively.

12.	Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2014:
Total revenues	$188,028	$184,558	$185,003	$193,697
Total cost of revenues (exclusive of depreciation)	102,104	93,682	94,470	99,087
Operating income (1)	20,914	21,820	13,831	19,125
Income before income taxes (1)	17,002	17,741	10,064	16,715
Income tax provision (2)	(7,311)	(8,338)	(4,831)	(4,083)
Net income (1)(2)	9,691	9,403	5,233	12,632
Basic earnings per common share (1)(2)	$0.30	$0.29	$0.16	$0.39
Diluted earnings per common share (1)(2)	0.28	0.28	0.15	0.38

2013:
Total revenues	$180,632	$186,107	$186,180	$194,549
Total cost of revenues (exclusive of depreciation)	93,354	94,758	94,898	94,155
Operating income (3)	18,035	21,681	20,553	16,435
Income before income taxes (3)	13,544	18,862	16,631	12,482
Income tax benefit (provision) (2)	1,354	(6,790)	(1,331)	(3,401)
Net income (2)(3)	14,898	12,072	15,300	9,081
Basic earnings per common share (2)(3)	$0.46	$0.38	$0.48	$0.28
Diluted earnings per common share (2)(3)	0.46	0.37	0.47	0.27

(1)

During the first, third, and fourth quarters of 2014 we incurred restructuring expenses of $1.2 million, $7.8 million, and $4.9 million, respectively, or $0.02, $0.12, and $0.11 per diluted share (see Note 6).

(2)

Fluctuations in our effective income tax rate between quarters generally relates to the accounting for discrete income tax items in any given quarter, and revisions of estimates for certain income tax components during the year.

•For 2014:  Our effective income tax rates for the first, second, third, and fourth quarters were 43%, 47%, 48%, and 24%, respectively.  The low fourth quarter rate can be mainly attributed to full year impact of the 2014 R&D tax credits, as the legislation was not passed until December 2014.

•For 2013: Our effective income tax rates for the first, second, third, and fourth quarters of 2013 were (10)%, 36%, 8%, and 27%, respectively. The negative rate in the first quarter of 2013 reflects the benefit of approximately $6 million of R&D tax credits that we generated in 2012, but were unable to include in the determination of our 2012 effective tax rate as the legislation was not signed into law until 2013.  The lower income tax rates for the third and fourth quarter were mainly driven by incremental R&D income tax credits claimed for development activities from previous years and by the reduction of certain tax allowances related mainly to foreign operations, offset by increases in tax reserves for uncertainties, which provided a benefit of approximately $6 million and $2 million, respectively.

(3)	During the first and fourth quarters of 2013 we incurred restructuring expenses of $0.9 and $11.5 million, respectively, or $0.03 and $0.25 per diluted share (see Note 6).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2015 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned ‘‘Executive Officers of the Registrant’’ included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2015 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2015 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2015 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2015 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

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

(3) Exhibits

Exhibits are listed in the Exhibit Index on page 76.

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

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD B. REED	Chairman of the Board of Directors	February 27, 2015
Donald B. Reed

/s/ PETER E. KALAN	Director, Chief Executive Officer, and President	February 27, 2015
Peter E. Kalan	(Principal Executive Officer)

/s/ RANDY R. WIESE	Executive Vice President and Chief Financial Officer	February 27, 2015
Randy R. Wiese	(Principal Financial Officer)

/s/ ROLLAND B. JOHNS	Chief Accounting Officer	February 27, 2015
Rolland B. Johns	(Principal Accounting Officer)

/s/ DAVID G. BARNES	Director	February 27, 2015
David G. Barnes

/s/ RONALD H. COOPER	Director	February 27, 2015
Ronald H. Cooper

/s/ JOHN L. M. HUGHS	Director	February 27, 2015
John L. M. Hughes

/s/ JANICE I. OBUCHOWSKI	Director	February 27, 2015
Janice I. Obuchowski

/s/ FRANK V. SICA	Director	February 27, 2015
Frank V. Sica

/s/ DONALD V. SMITH	Director	February 27, 2015
Donald V. Smith

/s/ JAMES A. UNRUH	Director	February 27, 2015
James A. Unruh

EXHIBIT INDEX

Exhibit Number	Description

2.10(16)	Implementation Agreement between CSG Systems International, Inc. and Intec

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(38)	Amended and Restated Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

4.30(13)	Purchase Agreement dated February 24, 2010, by and between CSG Systems International, Inc., and Barclays Capital Inc., J.P. Morgan Securities Inc., and UBS Securities LLC

4.40(13)	Indenture dated March 1, 2010 between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.50(17)

$300,000,000 Amended and Restated Credit Agreement dated as of September 24, 2010, as Amended and Restated as of November 24, 2010, among CSG Systems International, Inc., as Borrower, The Guarantors Party Hereto, The Lenders Party Hereto, UBS Securities LLC and RBC Capital Markets as Joint Lead Arrangers and Joint Bookmanagers, RBS Capital Markets, as Syndication Agent, UBS Securities LLC, as Documentation Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance LLC, as Swingline Lender

4.60(27)

$250,000,000 Amended and Restated Credit Agreement dated as of November 9, 2012, among CSG Systems International, Inc., as Borrower, The Guarantors Party Hereto, The Lenders Party Hereto, RBC Capital Markets, Wells Fargo Securities, LLC, HSBC Bank USA, National Association and BBVA Compass, as Join Lead Arrangers and Joint Bookmanagers, Wells Fargo Bank, National Association, as Syndication Agent, HSBC Bank USA, National Association and BBVA Compass, as Co-Documentation Agents, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and Royal Bank of Canada, as Issuing Bank and Swingline Lender

4.70

$350,000,000 Second Amended and Restated Credit Agreement dated as of February 3, 2015, among CSG Systems International, Inc., as Borrower, The Guarantors Party Hereto, The Lenders Party Hereto, RBC Capital Markets, Wells Fargo Securities, LLC, HSBC Bank USA, National Association, BBVA, and

Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookmanagers; Wells

Fargo Bank, National Association as Syndication Agent; HSBC Bank USA, National Association, BBVA

Compass, and Bank of America, N.A. as Co-Documentation Agents; Royal Bank of Canada as

Administrative Agent and Collateral Agent, and Royal Bank of Canada as Issuing Bank and Swingline Lender

10.02(19)	Second Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 17, 2011

10.04(34)	CSG Systems International, Inc. 2005 Stock Incentive Plan, as adopted on May 22, 2014

10.05(19)	CSG Systems International, Inc. Performance Bonus Program, as adopted on May 17, 2011

10.06(7)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15(14)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16(4)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.21*(9)	CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21A*(17)	Fifth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.21B*(18)	Sixth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21C*(20)	Seventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21D*(25)	Eighth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21E*(25)	Ninth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21F*(25)	Tenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21G*(25)	Eleventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21H*(25)	Twelfth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21I*(26)	Thirteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21J*(26)	Fourteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21K*(26)	Fifteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21L*(26)	Sixteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21M*(27)	Seventeenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21N*(27)	Eighteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21O*(27)	Twentieth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21P*(28)	Nineteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21Q*(28)	Twenty-First Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21R*(28)	Twenty-Second Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21S*(28)	Twenty-Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22*(28)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22A*(29)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22B*(30)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22C*(30)	Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.22D*(30)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22E(31)*	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22F(31)*	Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22G(31)*	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22H(32)*	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22I(37)*	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22J(37)*	Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22K*	Eleventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22L*	Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22M*	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23*(12)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.23A*(14)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23B*(17)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23C*(18)	Tenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network, L.L.C.

10.23D*(20)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23E*(20)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23F*(20)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23G*(20)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C

10.23H*(21)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23I*(25)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23J*(24)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23K*(24)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

Exhibit Number	Description
10.23L*(23)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23M*(24)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23N*(24)	Twenty-first Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23O*(35)	Twenty-second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23P*(25)	Twenty-third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23Q*(25)	Twenty-fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23R*(26)	Twenty-fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23S*(26)	Twenty-sixth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23T*(27)	Twenty-seventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23U*(27)	Twenty-eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23V*(27)	Twenty-ninth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23W*(27)	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23X*(29)	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Y*(29)	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Z*(29)	Thirty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AA*(29)	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AB*(30)	Thirty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AC*(30)	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AD(31)*	Thirty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AE(31)*	Thirty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AF(33)*	Fortieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AG(33)*	Forty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

Exhibit Number	Description
10.23AH(37)*	Forty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AI(37)*	Forty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AJ(37)*	Forty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AK(37)*	Forty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AL(37)*	Forty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AM*	Forty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.24*(11)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A*(11)	ComTec Processing and Production Services Agreement

10.24B*(11)	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24C*(17)	Forty-ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24*D(20)	Third Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24E*(20)	Fifty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24F*(20)	Fifty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24G*(25)	Fifty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24H*(25)	Sixty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24I*(26)	Fifty-Sixth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24J*(26)	Sixty-third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24K*(26)	Sixty-fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24L*(27)	Forty-eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24M*(27)	Fifty-ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24N*(27)	Sixty-seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24O*(27)	Sixty-eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24P(27)	Second Amendment to Affiliate Addendum (Corporate National Sales Division)

Exhibit Number	Description
10.24P*(28)	Sixtieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Q(27)	Fourth Amendment to Affiliate Addendum Carolina Region

10.24Q*(28)	Seventieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24R(28)	First Amendment to Affiliate Addendum Media Sales Division between CSG Systems, Inc. and Time Warner Cable Inc.

10.24S*(29)	Sixty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24T*(30)	Seventy-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24U*(30)	Seventy-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24V(31)*	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24W(31)*	Seventy-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24X(31)*	Seventy-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Y(31)*	Seventy-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Z(31)*	Eighty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AA(33)*	Seventy-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AB(33)*	Seventy-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AC(33)*	Seventy-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AD(35)*	Eighty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AE(35)*	Eighty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AF(35)*	Eighty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AG(35)*	Eighty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AH(36)*	Amended and Restated Processing and Production Services Agreement entered into between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AI(37)*	Eighty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AJ(37)*	Eighty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AK(37)*	Eighty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description

10.24AL(37)*	Ninetieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AM(37)*	Ninety-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AO*	First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.39(9)	CSG Systems, Inc. Wealth Accumulation Plan, as amended August 15, 2008

10.47(8)	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.47A(9)	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.48(8)	Restated Employment Agreement with Peter E. Kalan, dated May 29, 2008

10.48A(9)	First Amendment to Restated Employment Agreement with Peter E. Kalan, dated August 19, 2008

10.49(8)	Restated Employment Agreement with Joseph T. Ruble, dated May 29, 2008

10.49A(9)	First Amendment to Restated Employment Agreement with Joseph T. Ruble, dated August 19, 2008

10.50(3)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51(10)	Employment Agreement with Bret C. Griess dated February 19, 2009

10.52(18)	Restated Employment Agreement with Michael J. Henderson, dated March 16, 2011

10.80A(6)	Forms of Agreement for Equity Compensation

10.80B(5)	Forms of Agreement for Equity Compensation

10.81(9)	Forms of Agreement for Equity Compensation

10.82(18)	Forms of Agreement for Equity Compensation

10.83(28)	Forms of Agreement for Equity Compensation

10.83A(30)	Forms of Agreement for Equity Compensation

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 8, 2009.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 24, 2010.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated July 13, 2010.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2011.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2012, filed on August 29, 2012.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-K/A for the period ended December 31, 2013, filed on July 9, 2014.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.

(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 22, 2014.
(35)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
(36)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2014, filed on October 23, 2014.
(37)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014.
(38)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 20, 2014.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.