Form 10-Q
period 2015-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2015-05-08
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

YES  ☐            NO   ☒

Shares of common stock outstanding at May 4, 2015: 32,750,066

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2015

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$89,277	$81,712
Short-term investments	80,617	120,088
Total cash, cash equivalents and short-term investments	169,894	201,800
Trade accounts receivable:
Billed, net of allowance of $3,187 and $3,323	180,096	184,369
Unbilled	44,281	42,439
Deferred income taxes	10,086	13,204
Income taxes receivable	5,799	7,851
Other current assets	28,412	28,470
Total current assets	438,568	478,133
Non-current assets:
Property and equipment, net of depreciation of $140,469 and $138,065	36,991	38,326
Software, net of amortization of $88,531 and $86,797	42,086	44,732
Goodwill	219,666	225,269
Client contracts, net of amortization of $78,015 and $88,585	44,029	46,903
Deferred income taxes	9,169	8,890
Income taxes receivable	1,282	1,333
Other assets	18,425	16,142
Total non-current assets	371,648	381,595
Total assets	$810,216	$859,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$7,500	$22,500
Client deposits	32,952	35,791
Trade accounts payable	31,224	37,052
Accrued employee compensation	40,858	51,441
Deferred revenue	47,141	40,004
Income taxes payable	486	984
Other current liabilities	21,295	23,375
Total current liabilities	181,456	211,147
Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $12,653 and $14,169	277,972	233,331
Deferred revenue	8,798	9,648
Income taxes payable	1,613	1,613
Deferred income taxes	18,588	20,445
Other non-current liabilities	14,751	15,821
Total non-current liabilities	321,722	280,858
Total liabilities	503,178	492,005
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 32,752 and 33,945 shares outstanding	671	667
Common stock warrants; 2,851 and 2,851 warrants issued and outstanding	7,310	6,694
Additional paid-in capital	477,969	486,414
Treasury stock, at cost, 34,356 and 32,763 shares	(804,437)	(757,478)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	9	6
Unrecognized loss on change in fair value of interest rate swap contracts, net of tax	-	-
Cumulative foreign currency translation adjustments	(22,921)	(13,386)
Accumulated earnings	648,437	644,806
Total stockholders' equity	307,038	367,723
Total liabilities and stockholders' equity	$810,216	$859,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2015	2014
Revenues:
Processing and related services	$143,833	$142,358
Software and services	22,633	24,856
Maintenance	19,165	20,814
Total revenues	185,631	188,028
Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	69,260	68,427
Software and services	21,109	25,320
Maintenance	9,897	8,357
Total cost of revenues	100,266	102,104
Other operating expenses:
Research and development	25,729	25,007
Selling, general and administrative	33,442	35,299
Depreciation	3,695	3,486
Restructuring and reorganization charges	606	1,218
Total operating expenses	163,738	167,114
Operating income	21,893	20,914
Other income (expense):
Interest expense	(3,368)	(2,772)
Amortization of original issue discount	(1,516)	(1,404)
Interest and investment income, net	167	213
Other, net	(465)	51
Total other	(5,182)	(3,912)
Income before income taxes	16,711	17,002
Income tax provision	(7,353)	(7,311)
Net income	$9,358	$9,691

Weighted-average shares outstanding:
Basic	31,542	32,319
Diluted	33,340	34,035

Earnings per common share:
Basic	$0.30	$0.30
Diluted	0.28	0.28

Cash dividends declared per common share:	$0.175	$0.150

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(in thousands)

	Quarter Ended March 31,
	2015	2014
Net income	$9,358	$9,691
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(9,535)	904
Unrealized holding gains on short-term investments arising during period	3	19
Cash flow hedges:
Unrealized gains on change in fair value of interest rate swap contracts (net of tax effect of $0 and $110)	-	195
Reclassification adjustment for losses included in net income (net of tax effect of $0, and $(55))	-	(97)
Net change in cash flow hedges	-	98
Other comprehensive income (loss), net of tax	(9,532)	1,021
Total comprehensive income (loss), net of tax	$(174)	$10,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,358	$9,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	3,695	3,486
Amortization	8,217	8,590
Amortization of original issue discount	1,516	1,404
Loss on short-term investments and other	91	453
Gain on disposition of business operations	-	(222)
Deferred income taxes	23	2,772
Excess tax benefit of stock-based compensation awards	(1,796)	(1,974)
Stock-based employee compensation	5,089	3,783
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(986)	(18,029)
Other current and non-current assets	(1,093)	(3,448)
Income taxes payable/receivable	3,338	707
Trade accounts payable and accrued liabilities	(16,140)	(17,464)
Deferred revenue	7,624	1,673
Net cash provided by (used in) operating activities	18,936	(8,578)

Cash flows from investing activities:
Purchases of property and equipment	(6,695)	(4,499)
Purchases of short-term investments	(10,085)	(40,531)
Proceeds from sale/maturity of short-term investments	49,470	50,855
Acquisition of and investments in client contracts	(1,223)	(1,509)
Proceeds from the disposition of business operations	-	630
Net cash used in investing activities	31,467	4,946

Cash flows from financing activities:
Proceeds from issuance of common stock	396	340
Payment of cash dividends	(5,842)	(5,162)
Repurchase of common stock	(62,753)	(6,518)
Payments on acquired asset financing	(829)	-
Proceeds from long-term debt	150,000	-
Payments on long-term debt	(121,875)	(3,750)
Payments of deferred financing costs	(2,692)	-
Excess tax benefit of stock-based compensation awards	1,796	1,974
Net cash used in financing activities	(41,799)	(13,116)
Effect of exchange rate fluctuations on cash	(1,039)	(484)

Net increase (decrease) in cash and cash equivalents	7,565	(17,232)

Cash and cash equivalents, beginning of period	81,712	82,686
Cash and cash equivalents, end of period	$89,277	$65,454

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$3,441	$3,322
Income taxes	3,968	3,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and December 31, 2014, and for the quarters ended March 31, 2015 and 2014, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 10-K”), filed with the SEC. The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the expected results for the entire year ending December 31, 2015.

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of March 31, 2015 and December 31, 2014, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of March 31, 2015 and December 31, 2014, we had $5.0 million and $4.7 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2015 and December 31, 2014 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of March 31, 2015 and December 31, 2014 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of March 31, 2015 and December 31, 2014 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the first quarters of 2015 and 2014 were $49.5 million and $50.9 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$26,081	$—	$26,081	$9,785	$—	$9,785
Commercial paper	—	7,564	7,564	—	12,248	12,248
Short-term investments:
Corporate debt securities	—	50,100	50,100	—	88,494	88,494
Municipal bonds	—	7,289	7,289	—	9,945	9,945
U.S. government agency bonds	—	16,091	16,091	—	11,313	11,313
Asset-backed securities	—	7,137	7,137		10,336	10,336
Total	$26,081	$88,181	$114,262	$9,785	$132,336	$142,121

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit agreement (carrying value including current maturities)	$148,125	$148,125	$120,000	$120,000
Convertible debt (par value)	150,000	203,880	150,000	178,920

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.  See Note 4 for discussion regarding the amendment to our credit agreement.

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

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2015, were as follows (in thousands):

January 1, 2015 balance	$225,269
Adjustments related to prior acquisitions	(15)
Effects of changes in foreign currency exchange rates	(5,588)
March 31, 2015 balance	$219,666

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of March 31, 2015 and December 31, 2014, the carrying values of these assets were as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$122,044	$(78,015)	$44,029	$135,488	$(88,585)	$46,903
Software	130,617	(88,531)	42,086	131,529	(86,797)	44,732
Total	$252,661	$(166,546)	$86,115	$267,017	$(175,382)	$91,635

The total amortization expense related to intangible assets for the first quarters of 2015 and 2014 were $6.9 million and $8.0 million, respectively. Based on the March 31, 2015 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2015 – $25.7 million; 2016 – $18.9 million; 2017 – $15.2 million; 2018 – $12.0 million; and 2019 – $8.3 million.

4. DEBT

Our long-term debt, as of March 31, 2015 and December 31, 2014, was as follows (in thousands):

	March 31, 2015	December 31, 2014
2015 Credit Agreement:
Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 2.03% at March 31, 2015)	$148,125	$—
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus 2.00% (combined rate of 2.25% at December 31, 2014)	—	120,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $12,653 and $14,169, respectively	137,347	135,831
	285,472	255,831
Current portion of long-term debt	(7,500)	(22,500)
Total long-term debt, net	$277,972	$233,331

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

As a result of the 2015 Credit Agreement, we have pledged assets under a security agreement in favor of a financial institution as collateral agent (the “Security Agreement”).  Under the Security Agreement, all of our domestic subsidiaries have pledged substantially all of their assets to secure the obligations under the 2015 Credit Agreement and related security agreement.

In conjunction with the closing of the 2015 Credit Agreement, we incurred financing costs of $2.7 million.  When combined with the remaining deferred financing costs for the 2012 Credit Agreement, financing costs of $5.9 have been deferred and are amortized to interest expense using the effective interest method over the related term of the 2015 Credit Agreement, and financing costs of $0.9 million were recorded in interest expense in the first quarter of 2015.

2010 Convertible Notes.  Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash

As the result of our declaring a cash dividend in March 2015 (see Note 7), the previous conversion rate for the 2010 Convertible Notes of 42.6404 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $23.45 per share of our common stock) has been adjusted to 42.8889 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $23.32 per share of our common stock).

Refer to Note 5 in our 2014 10-K for disclosure of the 2010 Convertible Notes’ three contingent conversion features. As a result of the cash dividend declaration in March 2015, prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time the price of our common stock trades over $30.32 per share, or 130% of the $23.32 conversion price (previously $30.49 per share, or 130% of the $23.45 conversion price) for a specified period of time.

As of March 31, 2015, none of the contingent conversion features have been achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

5. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2015, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2015. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

6. EARNINGS PER COMMON SHARE

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended March 31
	2015	2014
Basic weighted-average common shares	31,542	32,319
Dilutive effect of restricted common stock	658	750
Dilutive effect of 2010 Convertible Notes	1,093	966
Dilutive effect of Stock Warrants	47	—
Diluted weighted-average common shares	33,340	34,035

In March 2015, we received an initial delivery of 1.3 million shares related our accelerated stock repurchase transaction agreement which reduced our weighted average shares outstanding for purposes of calculating basic and diluted EPS for the first quarter of 2015 (see Note 7).

The 2010 Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price (see Note 4).

The Stock Warrants have a dilutive effect only in those quarterly periods in which our average stock price exceeds the exercise price of $26.68 per warrant (under the treasury stock method), and are not subject to performance vesting conditions (see Note 7).

Potentially dilutive common shares related to non-participating unvested restricted stock excluded from the computation of diluted EPS, as the effect was antidilutive, were not material in any period presented.

7. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board of Directors (the “Board”), authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). In February 2015, our Board approved a 7.5 million share increase in the number of shares authorized for repurchase under the Stock Repurchase Program, bringing the total number of shares authorized to 42.5 million.  During the first quarter of 2015 we repurchased 0.3 million shares of our common stock for $7.0 million (weighted-average price of $27.06 per share) under a Securities and Exchange Commission (“SEC”) Rule 10b5-1 Plan.

In March 2015, we entered into an accelerated share repurchase transaction agreement (the “ASR Agreement”) with a counterparty to repurchase $50 million of our common stock.  In March 2015, we paid $50 million to the counterparty and received an initial delivery of 1.3 million shares of our outstanding common stock for an aggregate value of approximately $40 million.  The initial shares were reflected as treasury stock in the period the shares were delivered.  The remaining amount was recorded as a forward contract indexed to our common stock in additional paid in capital.  The final delivery of shares under the ASR Agreement will be based generally upon the daily volume weighted average price of our common stock during the repurchase period.  At settlement, under certain circumstances, the counterparty may be required to deliver additional shares of common stock to us, or under certain circumstances, we may be required to deliver shares of common stock or cash, at our option, to the counterparty.  Final settlement of the transactions under the ASR Agreement is expected to occur no later than December 2015.  The ASR Agreement meets all the applicable criteria for equity classification, and, therefore, is not accounted for as a derivative instrument.

As of March 31, 2015, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 7.3 million shares.

We did not repurchase any shares under our Stock Repurchase Program during the first quarter of 2014.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the first quarters of 2015 and 2014, we repurchased and then cancelled 0.2 million shares of common stock for $5.8 million and 0.2 million shares of common stock for $6.5 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the first quarter of 2015, the Board approved a quarterly cash dividend of $0.175 per share of common stock, totaling $5.7 million. During the first quarter of 2014, the Board approved a quarterly cash dividend of $0.150 per share of common stock, totaling $5.1 million.

Warrants.  In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast Corporation (“Comcast”), we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to migrate new customer accounts to ACP. The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant.

As of March 31, 2015, approximately 1.0 million Stock Warrants have vested, of which approximately 0.5 million vested in January 2015.  The fair value of the 0.5 million Stock Warrants that vested in January 2015 was $3.7 million at the grant date, as determined using the Black-Scholes option-pricing model.

Upon vesting, the Stock Warrants are recorded as a client incentive asset with the corresponding offset to stockholders’ equity.  The client incentive asset related to the Stock Warrants is amortized as a reduction in processing and related services revenues over the remaining term of the Comcast amended agreement.  As of March 31, 2015, we recorded a client incentive asset related to these Stock Warrants of $7.3 million and have amortized $0.8 million as a reduction in processing and related services revenues.

The remaining unvested Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.  As of March 31, 2015, none of the Stock Warrants had been exercised.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the first quarter of 2015 is as follows (shares in thousands):

	Quarter Ended March 31, 2015
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	2,311	$22.81
Awards granted	588	29.64
Awards forfeited/cancelled	(17)	21.46
Awards vested	(572)	19.82
Unvested awards, ending	2,310	$25.30

Included in the awards granted during the first quarter of 2015, are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the first quarter of 2015 are time-based awards, which vest annually over      four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the first quarters of 2015 and 2014 of $5.1 million and $3.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2014 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve.  These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements.  Some of the risks that are foreseen by management are outlined within Part II Item IA. Risk Factors of this report and in Part I Item 1A. Risk Factors of our 2014 10-K.  Readers are strongly encouraged to review those sections closely in conjunction with MD&A.

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

We generate approximately 65% of our revenues from the North American cable and satellite markets, approximately 25% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the first quarter of 2015, we generated approximately 85% of our revenues from the Americas region, approximately 11% of our revenues from the Europe, Middle East and Africa region, and approximately 4% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

First Quarter Highlights.  A summary of our results of operations for the first quarter of 2015, when compared to the first quarter of 2014, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2015	March 31, 2014
Revenues	$185,631	$188,028
Operating Results:
Operating income	21,893	20,914
Operating income margin	11.8%	11.1%
Diluted EPS	$0.28	$0.28
Supplemental Data:
Restructuring and reorganization charges	$606	$1,218
Stock-based compensation	5,089	3,783
Amortization of acquired intangible assets	3,218	3,990
Amortization of OID	1,516	1,404

Revenues.  Our revenues for the first quarter of 2015 were $185.6 million, a decrease of 1% when compared to $188.0 million for the same period in 2014. The year-over-year decrease in revenues can be mainly attributed to foreign currency movements, offset to a certain degree by continued strong processing revenues.

Operating Results.  Operating income for the first quarter of 2015 was $21.9 million, or an 11.8% operating income margin percentage, compared to $20.9 million, or an 11.1% operating income margin percentage for the first quarter of 2014, with the increases a result of lower operating expenses in the first quarter of 2015, which more than offset the decrease in revenues.

Diluted EPS.  Diluted EPS for the first quarter of 2015 was $0.28, consistent with the first quarter of 2014.

Cash and Cash Flows.  As of March 31, 2015, we had cash, cash equivalents and short-term investments of $169.9 million, as compared to $201.8 million as of December 31, 2014, with the decrease primarily a result of the $57 million of stock repurchases under our share repurchase program during the quarter, which includes $50 million spent on the ASR Agreement executed in March 2015.  This decrease was offset by $30 million of proceeds from our debt refinancing completed in February 2015.  Our cash flows from operating activities for the first quarter of 2015 were $18.9 million.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast, DISH Network Corporation (“DISH”), and Time Warner Cable, Inc. (“Time Warner”).  Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Comcast	23%	22%	21%
DISH	15%	14%	15%
Time Warner	11%	11%	11%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	March 15, 2015	December 31, 2014	March 31, 2014
Comcast	23%	21%	19%
DISH	14%	13%	13%
Time Warner	9%	12%	13%

See our 2014 10-K for additional discussion of our business relationships and contractual terms with the above mentioned significant clients.

Comcast/Time Warner/Charter Transactions.  In early 2014, Comcast announced its intent to acquire Time Warner.  In conjunction with this transaction, Comcast, Time Warner, and Charter Communications (“Charter”) announced their intention to exchange certain customer accounts amongst them.  Charter currently is our fourth largest client. In April 2015, Comcast announced it had terminated its plans to acquire Time Warner.  Had Comcast’s acquisition of Time Warner, and the related exchange of customer accounts amongst the entities proceeded, the Time Warner and Charter customer accounts, currently being processed on our platform and acquired by Comcast, would have been entitled to more favorable volume pricing terms under our Comcast agreement.  The annual effect of this more favorable pricing was estimated to be between $15 and $20 million.  As a result of this recent announcement to terminate the proposed transactions, we no longer expect the originally anticipated material changes to our revenues from these transactions.

Risk of Client Concentration.  We expect to continue to generate a significant percentage of our future revenues from our largest clients mentioned above.  There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients.  Should a significant client: (i) terminate or fail to renew their contracts with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations.  Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to: (i) revenue recognition; (ii) allowance for doubtful accounts receivable; (iii) impairment assessments of goodwill and other long-lived assets; (iv) income taxes; (v) business combinations and asset purchases; and (vi) loss contingencies.  These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2014 10-K.

Results of Operations

Total Revenues.  Total revenues for the first quarter of 2015 were $185.6 million, a 1% decrease when compared to $188.0 million for the first quarter of 2014.  The year-over-year decrease in revenues can be mainly attributed to foreign currency movements, offset to a certain degree by continued strong processing revenues.

The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Revenues:
Processing and related services	$143,833	$142,358
Software and services	22,633	24,856
Maintenance	19,165	20,814
Total revenues	$185,631	$188,028

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the first quarters of 2015 and 2014 were as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Americas (principally the U.S.)	$157,831	$162,345
Europe, Middle East, and Africa	19,475	18,391
Asia Pacific	8,325	7,292
Total revenues	$185,631	$188,028

Processing and related services revenues.  Processing and related services revenues for the first quarter of 2015 increased 1% to $143.8 million, from $142.4 million for the first quarter of 2014.  The increase in processing and related services revenues is due mainly to the following key items: (i) growth in our various processing solutions and related ancillary services, including our content monetization platform; and (ii) growth in our international managed services offering.

Additionally, amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the first quarters of 2015 and 2014 were $1.3 million and $1.5 million, respectively.

Software and Services Revenues.  Software and services revenues for the first quarter of 2015 decreased 9% to $22.6 million, from $24.9 million for the first quarter of 2014. The decrease in software and services revenues can be attributed to foreign currency movements, and to a lesser degree, continued extended sales cycles in our software and professional services business and continued low market demand for large transformational software and service deals, as well as the normal fluctuations in project level work completed between quarters.

Maintenance Revenues.  Maintenance revenues for the first quarter of 2015 were $19.2 million, an 8% decrease when compared to $20.8 million generated in the first quarter of 2014. This decrease is due mainly to foreign currency movements, and to a lesser degree, timing of maintenance renewals and related revenue recognition and pricing pressures experienced on maintenance renewals.

Total Expenses.  Our operating expenses for the first quarter of 2015 were $163.7 million, a 2% decrease when compared to $167.1 million for the first quarter of 2014, with the decrease due mainly to foreign currency movements and lower sales, general and administrative (“SG&A”) costs.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2014 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services (Exclusive of Depreciation).  The cost of processing and related services for the first quarter of 2015 increased 1%, to $69.3 million, from $68.4 million for the first quarter of 2014, reflective of the increase in processing revenues.  Total processing and related services cost as a percentage of our processing and related services revenues for the first quarters of 2015 and 2014 were relatively consistent at 48.2% and 48.1%, respectively.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the first quarter of 2015 decreased 17%, to $21.1 million, from $25.3 million for the first quarter of 2014. This decrease in cost of software and services is reflective of the lower revenues for the periods, favorable foreign currency movements, and a result of the reassignment of personnel and the related costs previously assigned internally to software and consulting projects to other projects.

Total software and services cost as a percentage of our software and services revenues for the first quarters of 2015 and 2014 were 93.3% and 101.9%, respectively, with the level and variability of these percentages reflective of the negative impact of two large implementation projects. For the quarter ended March 31, 2014, we incurred a loss of approximately $4 million on a large software and implementation project (expected to be substantially completed in 2019) due to cost overruns. For the quarter ended March 31, 2015, we incurred a loss of approximately $5 million on another large software and services implementation project due to estimated cost overruns. This project is expected to be substantially completed in 2017.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the first quarter of 2015 increased 18%, to $9.9 million, from $8.4 million for the first quarter of 2014, with the increase mainly attributed to the reassignment of personnel and the related costs to maintenance projects from other projects.  Total cost of maintenance as a percentage of our maintenance revenues for the first quarters of 2015 and 2014 were 51.6% and 40.2%, respectively.

R&D Expense.  R&D expense for the first quarter of 2015 was $25.7 million, relatively consistent with $25.0 million for the first quarter of 2014. As a percentage of total revenues, R&D expense was 13.9% for the first quarter of 2015 compared to 13.3% for the first quarter of 2014.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while turning transactions into revenues. This includes the continued investment in our business support solutions aimed at improving a providers’ time-to-market for new offerings, flexibility, scalability, and total cost of ownership.  We expect that our R&D investment activities in the near-term will be relatively consistent with previous quarters, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

SG&A Expense.  SG&A expense for the first quarter of 2015 decreased 5% to $33.4 million, from $35.3 million for the first quarter of 2014, with the decrease mainly attributed to foreign currency movements and lower sales and marketing costs.  The lower sales and marketing costs in the first quarter of 2015 reflect the financial benefits of the restructuring activities undertaken in 2014.  Additionally, it should be noted that the first quarter of 2014 SG&A expense benefited from a settlement agreement ending litigation that we had asserted against a third party for patent infringement and misappropriation of trade secrets.  In exchange for the release from the lawsuit we initiated, we recorded $3.9 million (net of a time value discount and legal costs incurred) as a reduction of SG&A expenses in that period.

Our SG&A costs as a percentage of total revenues for the first quarters of 2015 and 2014 were 18.0% and 18.8%, respectively.

Operating Income. Operating income and operating income margin percentages for the first quarter of 2015 was $21.9 million, or 11.8% of total revenues, compared to $20.9 million, or 11.1% of total revenues for the first quarter of 2014. The increases in operating income and operating income margin percentage are mainly due to the overall reduction in operating expenses discussed above.

Income Tax Provision.  The effective income tax rates for the first quarters of 2015 and 2014 were as follows:

Quarter Ended March 31,
2015	2014
44%	43%

For the full-year 2015 we are currently estimating an effective income tax rate of 43%, which does not include any benefit from R&D tax credits generated during the year, as they have not yet received Congressional approval.  If enacted prior to the end of the year, we would include those income tax benefits in our 2015 effective income tax rate.

Liquidity

Cash and Liquidity

As of March 31, 2015, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $169.9 million, compared to $201.8 million as of December 31, 2014.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2015 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in February 2020.  As of March 31, 2015, there were no borrowings outstanding on the 2015 Revolver.  The 2015 Credit Agreement contains customary affirmative covenants and financial covenants.  As of March 31, 2015, and the date of this filing, we believe that we are in compliance with the provisions of the 2015 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31, 2015	December 31, 2014
Americas (principally the U.S.)	$143,291	$175,070
Europe, Middle East and Africa	22,921	22,098
Asia Pacific	3,682	4,632
Total cash, equivalents and short-term investments	$169,894	$210,800

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of March 31, 2015, we had $5.0 million of cash restricted as to use to collateralize outstanding letters of credit.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.  See our 2014 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our first quarter of 2015 and 2014 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by (Used In) Operating Activities – Totals
Cash Flows from Operating Activities:
2015:
March 31	$26,193	$(7,257)	$18,936

2014:
March 31	$27,983	$(36,561)	$(8,578)

Cash flows from operating activities for the quarters ended March 31, 2015 and 2014 reflect the negative impacts of the payment of 2014 and 2013 year-end accrued employee incentive compensation. In addition, cash flows from operations for the quarter ended March 31, 2014 was negatively impacted by the increase in the accounts receivable balance primarily related to the timing around certain monthly client payments that were received after the quarter ended.

We believe the above table illustrates our ability to generate recurring quarterly cash flows from our operations, and the importance of managing our working capital items. The variations in our net cash provided by (used in) operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to fluctuations in timing at quarter-end of client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between 2015 and 2014 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2015:
March 31	$183,283	$(3,187)	$180,096	64

2014:
March 31	$198,840	$(3,104)	$195,736	64

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

	2015	2014
March 31	$44,281	$39,541

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

Accrued Employee Compensation

Accrued employee compensation decreased $10.5 million to $40.9 million as of March 31, 2015, from $51.4 million as of December 31, 2014.  This decrease is primarily due to:  (i) the payment of 2014 employee incentive compensation that were fully accrued for at December 31, 2014, offset to a certain degree by the accrual for the 2015 employee incentive compensation; and (ii) the timing of payment of employee wages and other benefits.

Deferred Revenue

Total deferred revenue (current and non-current) increased $6.2 million to $55.9 million as of March 31, 2015, from $49.7 million as of December 31, 2014, mainly as the result of annual recurring services that are typically billed in the first quarter of each year.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.  During the first quarters of 2015 and 2014, we purchased $10.1 million and $40.5 million, respectively, and sold (or had mature) $49.5 million and $50.9 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for first quarters of 2015 and 2014, for property and equipment, and investments in client contracts were as follows (in thousands):

	Quarter Ended March 31,
	2015	2014
Property and equipment	$6,695	$4,499
Client contracts	1,223	1,509

The property and equipment expenditures during the first quarter of 2015 consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) facilities and internal infrastructure items; and (iii) statement production equipment.

The investments in client contracts for the first quarters of 2015 and 2014 relate to the deferral of costs related to conversion/set-up services provided under long-term processing contracts.

Cash Flows From Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the first quarters of 2015 and 2014, we paid Board approved dividend payments totaling $5.7 million and $5.2 million, respectively.

Repurchase of Common Stock.  During the first quarter of 2015 we repurchased approximately 0.3 million shares of our common stock under the guidelines of our Stock Repurchase Program for $7.0 million under a SEC Rule 10b5-1 Plan.  Additionally, during the first quarter of 2015, we entered into an ASR Agreement to repurchase $50 million of our common stock, which was paid to a counterparty in March 2015.  We did not make any stock repurchases during the first quarter of 2014.

Outside of our Stock Repurchase Program, during the first quarters of 2015 and 2014, we repurchased from our employees and then cancelled approximately 0.2 million shares of our common stock during each period for $5.8 million and $6.5 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt.  During the first quarter of 2015, we amended our 2012 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2015 Credit Agreement, resulting in a net increase of available cash of $30 million.  As part of the refinancing, we paid $2.7 million of deferred financing costs.  Additionally, during the first quarters of 2015 and 2014, we made principal repayments of $1.9 million and $3.8 million, respectively.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of March 31, 2015, we had cash, cash equivalents, and short-term investments of $169.9 million, of which approximately 84% is in U.S. Dollars and held in the U.S. We have $5.0 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. In February 2015, we refinanced our existing 2012 Credit Agreement, which extended the term of the agreement into February 2020, and increased the revolving credit facility from $100 million dollars to $200 million dollars.  As of March 31, 2015, we had no borrowings outstanding on our 2015 Revolver and had the entire $200 million available to us.  The 2015 Credit Agreement provides us with additional capital capacity, and greater flexibility to manage our capital structure over the next five years, including options to settle our convertible debt that matures in early 2017.  Our long-term debt obligations, and amendment to our 2012 Credit Agreement, are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. During the first quarter of 2015, we repurchased 0.3 million shares of our common stock for $7.0 million (weighted-average price of $27.06 per share) under our Stock Repurchase Program.

In February 2015, we announced an increase in our planned share repurchases of up to $150 million under our Stock Repurchase Program over the next three years.  At the same time, our Board approved a 7.5 million share increase in the number of shares authorized for repurchase under the Stock Repurchase Program, bringing the total number of shares authorized to 42.5 million.  Under our Stock Repurchase Program, we may repurchase shares in the open market or in privately negotiated transaction, including through an accelerated stock repurchase plan or under a SEC Rule 10b5-1 plan.  The actual timing and amount of the share repurchases will be dependent on then current market conditions and other business-related factors over the next three years.

In March 2015, we entered into an ASR Agreement with a counterparty to repurchase $50 million of our common stock. The final delivery of shares under the ASR Agreement will be based generally upon the daily volume weighted average price of our common stock during the repurchase period.  At settlement, under certain circumstances, the counterparty may be required to deliver additional shares of common stock to us, or under certain circumstances, we may be required to deliver shares of common stock or cash, at our option, to the counterparty.  Final settlement of the transactions under the ASR Agreement is expected to occur no later than December 2015.

As of March 31, 2015, we had 7.3 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our 2015 Credit Agreement places certain limitations on our ability to repurchase our common stock. Our common stock repurchases are discussed in more detail in Note 7 to our Financial Statements.

•

Cash Dividends. During the first quarter 2015, the Board approved a quarterly cash dividend of $0.175 per share of common stock totaling $5.7 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Boards’ approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Capital Expenditures. During the first quarter of 2015, we spent $6.7 million on capital expenditures. At this time, we expect our 2015 capital expenditures to be relatively consistent with that of 2014. As of March 31, 2015, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the first quarter of 2015, we made client incentive payments of $1.2 million. As of March 31, 2015, we had commitments to make $3.0 million of client incentive payments; $1.5 million for the remainder of 2015 and $1.5 million in 2016.

In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast, we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to migrate new customer accounts to ACP. Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of March 31, 2015, approximately 1 million Stock Warrants have vested based on the terms of the Warrant Agreement, and none of these Stock Warrants have been exercised to date.

•

Long-Term Debt. As discussed above, we amended our 2012 Credit Agreement in February 2015.  As of March 31, 2015, our long-term debt consisted of the following:  (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) 2015 Credit Agreement term loan borrowings of $148.1 million.  During 2015, there are no scheduled conversion triggers on our 2010 Convertible Notes, and therefore, our expected cash debt service at this time related to the 2010 Convertible Notes is the $4.5 million of interest payments.  The mandatory repayments and the cash interest expense (based upon current interest rates) for our 2015 Credit Agreement for 2015 is $7.5 million, and $3.5 million, respectively. We have the ability to make prepayments on our 2015 Credit Agreement without penalty.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

In summary, we expect to continue to have material needs for capital resources going forward, as noted above. We believe that our current cash, cash equivalents and short-term investments balances and our 2015 Revolver, together with cash expected to be generated in the future from our current operating activities, will be sufficient to meet our anticipated capital resource requirements for at least the next 12 months. We also believe we could obtain additional capital through other debt sources which may be available to us if deemed appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2015, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.

Market Risk Related to Long-Term Debt. The interest rate on our 2010 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our 2015 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. Refer to Note 4 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the March 31, 2015 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk Related to Cash Equivalents and Short-term Investments.

Our cash and cash equivalents as of March 31, 2015 and December 31, 2014 were $89.3 million and $81.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2015 and December 31, 2014 were $80.6 million and $120.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

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

During the first quarter of 2015, we generated approximately 88% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of March 31, 2015 and December 31, 2014, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2015		December 31, 2014
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$-	$3,249	$(72)	$2,460
Euro	(223)	9,787	(107)	8,135
U.S. Dollar	(226)	13,252	(361)	15,639
Other	(86)	3,369	(11)	2,388
Totals	$(535)	$29,657	$(551)	$28,622

A hypothetical adverse change of 10% in the March 31, 2015 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of March 31, 2015.

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

Item 1A. Risk Factors

Following Comcast’s April 2015 announcement to terminate their acquisition of Time Warner, we have amended the following risk factors, included in Item 1A. Risk Factors in our 2014 10-K, to eliminate the language addressing the proposed acquisition of Time Warner by Comcast, and any related impact to our business:

We Derive a Significant Portion of Our Revenues From a Limited Number of Clients, and the Loss of the Business of a Significant Client Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Over the past decade, the worldwide communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale, and there are possibilities of further consolidation. Consistent with this market concentration, we generate over 40% of our revenues from our three largest clients, which are (in order of size) Comcast, DISH, and Time Warner, which each individually accounted for 10% or more of our total revenues. See the Significant Client Relationships section of MD&A in our 2014 10-K for key renewal dates and a brief summary of our business relationship with these clients.

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

Although Comcast has expressed to us their intention to consolidate their residential customer accounts to our platform, they have no financial or legal requirement to do so.  The timing of and the number of customer accounts to be migrated to CSG, if any, is at the discretion of Comcast.  There can be no assurances, therefore, as to the timing or the number of any new customer accounts migrated to us by Comcast.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the first quarter of 2015 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
January 1 – January 31	139,527	$25.00	136,700	8,760,747
February 1 – February 28	249,686	29.92	111,000	8,649,747
March 1 – March 31	1,394,704	29.97	1,344,500	7,305,247
Total	1,783,917	$29.57	1,592,200
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 7 to our Financial Statements for additional information regarding our share repurchases and the increase in the number of authorized shares available for repurchase.

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

Dated: May 8, 2015

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Peter E. Kalan
Peter E. Kalan
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.10*	Fixed Notional Accelerated Share Repurchase Transaction between CSG Systems International, Inc. and RBC Capital Markets LLC, as agent for Royal Bank of Canada
10.22N*	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22O*	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.24AN*(1)	Eighty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AP*	Second Amendment to the Amended and Restated Processing and Production Services Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC
10.24AQ*	Ninety-Fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Exhibit 10.24AN was filed with the 2014 10-K and granted confidential treatment by the Commission pursuant to Order CF# 32215 dated March 27, 2015.  However, this exhibit number was inadvertently left off of the 2014 10-K Exhibit Index.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.