Form 10-Q
period 2015-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2015-08-06
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

YES  ☐            NO   ☒

Shares of common stock outstanding at August 3, 2015: 32,694,609

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2015

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$94,945	$81,712
Short-term investments	99,098	120,088
Total cash, cash equivalents and short-term investments	194,043	201,800
Trade accounts receivable:
Billed, net of allowance of $3,937 and $3,323	172,269	184,369
Unbilled	47,216	42,439
Deferred income taxes	7,478	13,204
Income taxes receivable	9,341	7,851
Other current assets	29,896	28,470
Total current assets	460,243	478,133
Non-current assets:
Property and equipment, net of depreciation of $144,486 and $138,065	36,962	38,326
Software, net of amortization of $92,324 and $86,797	40,332	44,732
Goodwill	226,040	225,269
Client contracts, net of amortization of $82,647 and $88,585	44,614	46,903
Deferred income taxes	8,478	8,890
Income taxes receivable	1,230	1,333
Other assets	18,886	16,142
Total non-current assets	376,542	381,595
Total assets	$836,785	$859,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized original issue discount of $11,106 and zero	$146,394	$22,500
Client deposits	33,162	35,791
Trade accounts payable	31,978	37,052
Accrued employee compensation	50,372	51,441
Deferred revenue	49,076	40,004
Income taxes payable	587	984
Other current liabilities	23,523	23,375
Total current liabilities	335,092	211,147
Non-current liabilities:
Long-term debt, net of unamortized original issue discount of zero and $14,169	138,750	233,331
Deferred revenue	9,268	9,648
Income taxes payable	1,613	1,613
Deferred income taxes	11,375	20,445
Other non-current liabilities	13,024	15,821
Total non-current liabilities	174,030	280,858
Total liabilities	509,122	492,005
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 32,760 and 33,945 shares outstanding	671	667
Common stock warrants; 2,851 and 2,851 warrants issued and outstanding	7,310	6,694
Additional paid-in capital	483,595	486,414
Treasury stock, at cost, 34,356 and 32,763 shares	(804,437)	(757,478)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	12	6
Cumulative foreign currency translation adjustments	(14,998)	(13,386)
Accumulated earnings	655,510	644,806
Total stockholders' equity	327,663	367,723
Total liabilities and stockholders' equity	$836,785	$859,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Processing and related services	$141,289	$136,357	$285,122	$278,715
Software and services	22,437	25,618	45,070	50,474
Maintenance	18,915	22,583	38,080	43,397
Total revenues	182,641	184,558	368,272	372,586
Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	64,767	67,364	134,027	135,791
Software and services	16,559	17,871	37,668	43,191
Maintenance	10,470	8,447	20,367	16,804
Total cost of revenues	91,796	93,682	192,062	195,786
Other operating expenses:
Research and development	25,897	26,437	51,626	51,444
Selling, general and administrative	34,572	39,140	68,014	74,439
Depreciation	3,850	3,440	7,545	6,926
Restructuring and reorganization charges	370	39	976	1,257
Total operating expenses	156,485	162,738	320,223	329,852
Operating income	26,156	21,820	48,049	42,734
Other income (expense):
Interest expense	(2,537)	(2,546)	(5,905)	(5,318)
Amortization of original issue discount	(1,547)	(1,430)	(3,063)	(2,834)
Interest and investment income, net	229	225	396	438
Other, net	145	(328)	(320)	(277)
Total other	(3,710)	(4,079)	(8,892)	(7,991)
Income before income taxes	22,446	17,741	39,157	34,743
Income tax provision	(9,652)	(8,338)	(17,005)	(15,649)
Net income	$12,794	$9,403	$22,152	$19,094

Weighted-average shares outstanding:
Basic	30,798	32,619	31,170	32,469
Diluted	33,095	33,543	33,217	33,789

Earnings per common share:
Basic	$0.42	$0.29	$0.71	$0.59
Diluted	0.39	0.28	0.67	0.57

Cash dividends declared per common share:	$0.1750	$0.1575	$0.3500	$0.3075

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$12,794	$9,403	$22,152	$19,094
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7,923	3,171	(1,612)	4,075
Unrealized holding gains (losses) on short-term investments arising during period	3	(9)	6	10
Cash flow hedges:
Unrealized gains on change in fair value of interest rate swap contracts (net of tax effect of $0, $0, $0, and $110)	-	-	-	195
Reclassification adjustment for losses included in net income (net of tax effect of $0, $0, $0, and $(55))	-	-	-	(97)
Net change in cash flow hedges	-	-	-	98
Other comprehensive income (loss), net of tax	7,926	3,162	(1,606)	4,183
Total comprehensive income, net of tax	$20,720	$12,565	$20,546	$23,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$22,152	$19,094
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	7,545	6,926
Amortization	15,175	16,924
Amortization of original issue discount	3,063	2,834
Loss on short-term investments and other	122	735
Gain on disposition of business operations	-	(222)
Deferred income taxes	(3,758)	766
Excess tax benefit of stock-based compensation awards	(1,809)	(1,984)
Stock-based employee compensation	10,473	7,714
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	5,398	(13,457)
Other current and non-current assets	(3,452)	(8,987)
Income taxes payable/receivable	(24)	(2,512)
Trade accounts payable and accrued liabilities	(5,635)	(12,353)
Deferred revenue	9,262	791
Net cash provided by operating activities	58,512	16,269

Cash flows from investing activities:
Purchases of property and equipment	(11,425)	(11,196)
Purchases of short-term investments	(73,917)	(85,014)
Proceeds from sale/maturity of short-term investments	94,794	109,138
Acquisition of and investments in client contracts	(4,526)	(3,296)
Proceeds from the disposition of business operations	-	630
Net cash used in investing activities	4,926	10,262

Cash flows from financing activities:
Proceeds from issuance of common stock	740	661
Payment of cash dividends	(11,238)	(10,322)
Repurchase of common stock	(62,861)	(6,584)
Payments on acquired asset financing	(829)	(1,097)
Proceeds from long-term debt	150,000	-
Payments on long-term debt	(123,750)	(7,500)
Payments of deferred financing costs	(2,692)	-
Excess tax benefit of stock-based compensation awards	1,809	1,984
Net cash used in financing activities	(48,821)	(22,858)
Effect of exchange rate fluctuations on cash	(1,384)	(237)

Net increase in cash and cash equivalents	13,233	3,436

Cash and cash equivalents, beginning of period	81,712	82,686
Cash and cash equivalents, end of period	$94,945	$86,122

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$4,343	$4,211
Income taxes	20,761	17,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and December 31, 2014, and for the quarters and six months ended June 30, 2015 and 2014, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 10-K”), filed with the SEC. The results of operations for the quarter and six months ended June 30, 2015 are not necessarily indicative of the expected results for the entire year ending December 31, 2015.

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of June 30, 2015 and December 31, 2014, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of June 30, 2015 and December 31, 2014, we had $4.9 million and $4.7 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments. Our financial instruments as of June 30, 2015 and December 31, 2014 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of June 30, 2015 and December 31, 2014 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of June 30, 2015 and December 31, 2014 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2015 and 2014 were $94.8 million and $109.1 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$10,146	$—	$10,146	$9,785	$—	$9,785
Commercial paper	—	14,948	14,948	—	12,248	12,248
Short-term investments:
Corporate debt securities	—	69,620	69,620	—	88,494	88,494
Municipal bonds	—	1,353	1,353	—	9,945	9,945
U.S. government agency bonds	—	17,662	17,662	—	11,313	11,313
Asset-backed securities	—	10,463	10,463	—	10,336	10,336
Total	$10,146	$114,046	$124,192	$9,785	$132,336	$142,121

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit agreement (carrying value including current maturities)	$146,250	$146,250	$120,000	$120,000
Convertible debt (par value)	150,000	211,770	150,000	178,920

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.  See Note 4 for discussion regarding the amendment to our credit agreement.

Accounting Pronouncement Issued But Not Yet Effective. The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a single comprehensive model which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated accounting guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted.  An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.

We are currently in the process of evaluating the impact that this new guidance will have on our consolidated financial statements and our method of adoption.

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2015, were as follows (in thousands):

January 1, 2015 balance	$225,269
Adjustments related to prior acquisitions	(30)
Effects of changes in foreign currency exchange rates	801
June 30, 2015 balance	$226,040

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of June 30, 2015 and December 31, 2014, the carrying values of these assets were as follows (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$127,261	$(82,647)	$44,614	$135,488	$(88,585)	$46,903
Software	132,656	(92,324)	40,332	131,529	(86,797)	44,732
Total	$259,917	$(174,971)	$84,946	$267,017	$(175,382)	$91,635

The total amortization expense related to intangible assets for the second quarters of 2015 and 2014 were $6.4 million and $7.7 million, respectively, and for the six months ended June 30, 2015 and 2014 were $13.3 million and $15.7 million, respectively. Based on the June 30, 2015 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2015 – $26.1 million; 2016 – $21.2 million; 2017 – $16.1 million; 2018 – $12.8 million; and 2019 – $8.8 million.

4. DEBT

Our long-term debt, as of June 30, 2015 and December 31, 2014, was as follows (in thousands):

	June 30, 2015	December 31, 2014
2015 Credit Agreement:
Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 2.03% at June 30, 2015)	$146,250	$—
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus 2.00% (combined rate of 2.25% at December 31, 2014)	—	120,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized original issue discount (“OID”) of $11,106 and $14,169, respectively	138,894	135,831
	285,144	255,831
Current portion of long-term debt	(146,394)	(22,500)
Total long-term debt, net	$138,750	$233,331

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

In conjunction with the closing of the 2015 Credit Agreement, we incurred financing costs of $2.7 million.  When combined with the remaining deferred financing costs for the 2012 Credit Agreement, financing costs of $5.9 million have been deferred and are being amortized to interest expense using the effective interest method over the related term of the 2015 Credit Agreement, and financing costs of $0.9 million were recorded in interest expense.

2010 Convertible Notes. Refer to Note 5 in our 2014 10-K for disclosure of the 2010 Convertible Notes’ three contingent conversion features.

As the result of our declaring a cash dividend in June 2015 (see Note 7), the previous conversion rate for the 2010 Convertible Notes of 42.8889 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $23.32 per share of our common stock) has been adjusted to 43.1307 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $23.19 per share of our common stock).

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time in the fiscal quarter following the period in which the price of our common stock trades over 130% of the conversion price for at least 20 consecutive trading days in the last 30 trading days of a fiscal quarter.  As of June 23, 2015, the closing price of our common stock exceeded 130% of the conversion price for the required period, thus allowing the 2010 Convertible Notes to be converted at the holder’s option during the quarter beginning July 1, 2015 and ending September 30, 2015.

Upon any conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we are required to pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash, at our discretion. Based on our June 30, 2015 closing stock price of $31.66 per share, the 2010 Convertible Notes would have had a total settlement value of approximately $205 million.

As the 2010 Convertible Notes can be converted at the holder’s option during the quarter beginning July 1, 2015 and ending September 30, 2015, the net carrying value of the 2010 Convertible Notes of $138.9 million has been classified as a current liability in our Balance Sheet as of June 30, 2015.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2015, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2015. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted-average common shares	30,798	32,619	31,170	32,469
Dilutive effect of restricted common stock	564	370	610	560
Dilutive effect of 2010 Convertible Notes	1,605	554	1,349	760
Dilutive effect of Stock Warrants	128	-	88	-
Diluted weighted-average common shares	33,095	33,543	33,217	33,789

In March 2015, we received an initial delivery of 1.3 million shares related our accelerated stock repurchase transaction agreement which reduced our weighted average shares outstanding for purposes of calculating basic and diluted EPS for the first quarter and six months of 2015 (see Note 7).

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

7. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). In February 2015, our Board approved a 7.5 million share increase in the number of shares authorized for repurchase under the Stock Repurchase Program, bringing the total number of shares authorized to 42.5 million.  During the six months ended June 30, 2015 we repurchased 0.3 million shares of our common stock for $7.0 million (weighted-average price of $27.06 per share) under a Securities and Exchange Commission (“SEC”) Rule 10b5-1 Plan.  We did not repurchase any shares under our Stock Repurchase Program during the six month ended June 30, 2014.

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

As of June 30, 2015, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 7.3 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the six months ended June 30, 2015 and 2014, we repurchased and then cancelled 0.2 million shares of common stock for $5.9 million and 0.2 million shares of common stock for $6.6 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the second quarter of 2015, the Board approved a quarterly cash dividend of $0.1750 per share of common stock, totaling $5.7 million. During the second quarter of 2014, the Board approved a quarterly cash dividend of $0.1575 per share of common stock, totaling $5.4 million.  Dividends declared for the six months ended June 30, 2015 and 2014, totaled $11.5 million and $10.5 million, respectively

Warrants.  In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast Corporation (“Comcast”), we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to migrate new customer accounts to ACP. The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant. As of June 30, 2015, approximately 1.0 million Stock Warrants have vested.

Upon vesting, the Stock Warrants are recorded as a client incentive asset with the corresponding offset to stockholders’ equity.  The client incentive asset related to the Stock Warrants is amortized as a reduction in processing and related services revenues over the remaining term of the Comcast amended agreement.  As of June 30, 2015, we recorded a client incentive asset related to these Stock Warrants of $7.3 million and have amortized $1.2 million as a reduction in processing and related services revenues.

The remaining unvested Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.  As of June 30, 2015, none of the Stock Warrants had been exercised.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the second quarter and six months ended June 30, 2015 is as follows (shares in thousands):

	Quarter Ended June 30, 2015		Six Months Ended June 30, 2015
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	2,310	$25.30	2,311	$22.81
Awards granted	7	31.57	595	29.67
Awards forfeited/cancelled	(23)	24.84	(41)	24.01
Awards vested	(11)	21.60	(582)	19.85
Unvested awards, ending	2,283	$25.34	2,283	$25.34

Included in the awards granted during the six months ended June 30, 2015, are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the second quarter and six months ended June 30, 2015 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the second quarters of 2015 and 2014 of $5.4 million and $3.9 million, respectively, and for the six months ended June 30, 2015 and 2014 of $10.5 million and $7.7 million, respectively.

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

We generate nearly 70% of our revenues from the North American cable and satellite markets, approximately 25% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the six months ended June 30, 2015, we generated approximately 85% of our revenues from the Americas region, approximately 10% of our revenues from the Europe, Middle East and Africa region, and approximately 5% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

Second Quarter Highlights.  A summary of our results of operations for the second quarter of 2015, when compared to the second quarter of 2014, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2015	June 30, 2014
Revenues	$182,641	$184,558
Operating Results:
Operating income	26,156	21,820
Operating income margin	14.3%	11.8%
Diluted EPS	$0.39	$0.28
Supplemental Data:
Restructuring and reorganization charges	$370	$39
Stock-based compensation	5,384	3,931
Amortization of acquired intangible assets	3,012	4,004
Amortization of OID	1,547	1,430

Revenues.  Our revenues for the second quarter of 2015 were $182.6 million, a decrease of 1% when compared to $184.6 million for the same period in 2014. The year-over-year decrease in revenues can be primarily attributed to foreign currency movements.

Operating Results.  Operating income for the second quarter of 2015 was $26.2 million, or a 14.3% operating income margin percentage, compared to $21.8 million, or an 11.8% operating income margin percentage for the second quarter of 2014, with the increases due to lower operating expenses (driven primarily by foreign currency movements and focus on cost management) and higher processing revenues.

Diluted EPS.  Diluted EPS for the second quarter of 2015 was $0.39 compared to $0.28 for the second quarter of 2014, with the increase due mainly to the higher operating margin.

Cash and Cash Flows.  As of June 30, 2015, we had cash, cash equivalents and short-term investments of $194.0 million, as compared to $169.9 million as of March 31, 2015 and $201.8 million as of December 31, 2014.  Our cash flows from operating activities for the six months ended June 30, 2015 were $58.5 million.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast, DISH Network Corporation (“DISH”), and Time Warner Cable, Inc. (“Time Warner”).  Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	June 30, 2015	March 31, 2015	June 30, 2014
Comcast	23%	23%	21%
DISH	15%	15%	16%
Time Warner	12%	11%	11%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	June 30, 2015	March 31, 2015	December 31, 2014
Comcast	25%	23%	21%
DISH	14%	14%	13%
Time Warner	9%	9%	12%

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

Results of Operations

Total Revenues.  Total revenues for the:  (i) second quarter of 2015 were $182.6 million, a 1% decrease when compared to $184.6 million for the second quarter of 2014; and (ii) six months ended June 30, 2015 were $368.3 million, a 1% decrease when compared to $372.6 million for the six months ended June 30, 2014.  These decreases can be primarily attributed to foreign currency movements which had a negative impact of $3.8 million and $6.6 million, respectively, on our revenues for the second quarter and six months ended June 30, 2015.  The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Processing and related services	$141,289	$136,357	$285,122	$278,715
Software and services	22,437	25,618	45,070	50,474
Maintenance	18,915	22,583	38,080	43,397
Total revenues	$182,641	$184,558	$368,272	$372,586

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the second quarters and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Americas (principally the U.S.)	$154,556	$156,783	$312,387	$319,128
Europe, Middle East, and Africa	18,645	19,500	38,120	37,890
Asia Pacific	9,440	8,275	17,765	15,568
Total revenues	$182,641	$184,558	$368,272	$372,586

Processing and related services revenues.  Processing and related services revenues for the:  (i) second quarter of 2015 increased 4% to $141.3 million, from $136.4 million for the second quarter of 2014; and (ii) six months ended June 30, 2015 increased 2% to $285.1 million, from $278.7 million for the six months ended June 30, 2014.  The increases in processing and related services revenues are due mainly to the following key items: (i) growth in our various processing solutions, driven mainly by the increase in customer accounts converted onto our systems, and our content monetization platform; and (ii) growth in our international managed services offering.

Additionally, amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the: (i) second quarters of 2015 and 2014 were $1.3 million and $1.6 million, respectively; and (ii) six months ended June 30, 2015 and 2014 were $2.6 million and $3.1 million, respectively.

Software and Services Revenues.  Software and services revenues for the:  (i) second quarter of 2015 decreased 12% to $22.4 million, from $25.6 million for the second quarter of 2014; and (ii) six months ended June 30, 2015 decreased 11% to $45.1 million, from $50.5 million for the six months ended June 30, 2014. The decrease in software and services revenues can be attributed to foreign currency movements, and to a lesser degree, continued extended sales cycles in our software and professional services business,  continued low market demand for large transformational software and service deals, and normal fluctuations in project level work completed between quarters.

Maintenance Revenues.  Maintenance revenues for the: (i) second quarter of 2015 decreased 16% to $18.9 million, from $22.6 million for the second quarter of 2014; and (ii) six months ended June 30, 2015 decreased 12% to $38.1 million, from $43.4 million for the six months ended June 30, 2014. These decreases are due mainly to foreign currency movements, the timing of maintenance renewals and related revenue recognition, and pricing pressures experienced on maintenance renewals.

Total Expenses.  Our operating expenses for the: (i) second quarter of 2015 were $156.5 million, a 4% decrease when compared to $162.7 million for the second quarter of 2014; and (ii) six months ended June 30, 2015 were $320.2 million, a 3% decrease when compared to $329.9 million for the six months ended June 30, 2014. These year-over-year decreases are due mainly to foreign currency movements, and to a lesser degree, our continued focus on cost management.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2014 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services (Exclusive of Depreciation).  The cost of processing and related services for the: (i) second quarter of 2015 decreased 4% to $64.8 million, from $67.4 million for the second quarter of 2014; and (ii) six months ended June 30, 2015 decreased 1% to $134.0 million, from $135.8 million for the six months ended June 30, 2014.  These decreases are mainly due to cost savings initiatives and other variable costs in the quarter and six months ended June 30, 2015. Total processing and related services cost as a percentage of our processing and related services revenues for the: (i) second quarters of 2015 and 2014 were 45.8% and 49.4%, respectively; and (ii) six months ended June 30, 2015 and 2014 were 47.0% and 48.7%, respectively.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the: (i) second quarter of 2015 decreased 7% to $16.6 million, from $17.9 million for the second quarter of 2014; and (ii) six months ended June 30, 2015 decreased 13% to $37.7 million, from $43.2 million for the six months ended June 30, 2014. The quarterly decrease in cost of software and services is due primarily to favorable foreign currency movements, while the year-to-date decrease is a result of the reassignment of personnel and the related costs previously assigned internally to software and consulting projects to other projects, in addition to favorable foreign currency movements. Total software and services cost as a percentage of our software and services revenues for the: (i) second quarters of 2015 and 2014 were 73.8% and 69.8%, respectively; and (ii) six months ended June 30, 2015 and 2014 were 83.6% and 85.6%, respectively.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the: (i) second quarter of 2015 increased 24% to $10.5 million, from $8.4 million for the second quarter of 2014; and (ii) six months ended June 30, 2015 increased 21% to $20.4 million, from $16.8 million for the six months ended June 30, 2014, with these increases mainly attributed to the reassignment of personnel and the related costs to maintenance projects from other projects.  Total cost of maintenance as a percentage of our maintenance revenues for the: (i) second quarters of 2015 and 2014 were 55.4% and 37.4%, respectively; and (ii) six months ended June 30, 2015 and 2014 were 53.5% and 38.7%, respectively.

R&D Expense (Exclusive of Depreciation).  R&D expense for the: (i) second quarter of 2015 decreased 2% to $25.9 million, from $26.4 million for the second quarter of 2014; and (ii) six months ended June 30, 2015 was $51.6 million, relatively consistent with $51.4 million for the six months ended June 30, 2014. As a percentage of total revenues, R&D expense was 14.2% for the second quarter of 2015 compared to 14.3% for the second quarter of 2014.

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

Selling, General and Administrative Expense (“SG&A”)(Exclusive of Depreciation).  SG&A expense for the:  (i) second quarter of 2015 decreased 12% to $34.6 million, from $39.1 million for the second quarter of 2014; and (ii) six months ended June 30, 2015 decreased 9% to $68.0 million, from $74.4 million for the six months ended June 30, 2014. The lower sales and marketing costs in the quarter and six months ended June 30, 2015 reflects the financial benefits of the restructuring activities undertaken in 2014 to reduce our sales and marketing costs, and to a lesser degree, the impact of foreign currency movements. Our SG&A costs as a percentage of total revenues for the second quarters of 2015 and 2014 were 18.9% and 21.2%, respectively.

Operating Income. Operating income and operating income margin percentages for the:  (i) second quarter of 2015 was $26.2 million, or 14.3% of total revenues, compared to $21.8 million, or 11.8% of total revenues for the second quarter of 2014; and (ii) six months ended June 30, 2015 was $48.0 million, or 13.0% of total revenues, compared to $42.7 million, or 11.5% of total revenues for the six months ended June 30, 2014. The increases in operating income and operating income margin percentage between periods are due to lower operating expenses (driven primarily by foreign currency movements and focus on cost management) and higher processing revenues.

Income Tax Provision.  The effective income tax rates for the second quarters and six months ended June 30, 2015 and 2014 were as follows:

Quarter Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
43%	47%	43%	45%

For the full-year 2015, we are currently estimating an effective income tax rate of 43%, which does not include any benefit from R&D tax credits generated during the year, as they have not yet received Congressional approval.  If enacted prior to the end of the year, we would include those income tax benefits in our 2015 effective income tax rate.

Liquidity

Cash and Liquidity

As of June 30, 2015, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $194.0 million, compared to $169.9 million as of March 31, 2015 and $201.8 million as of December 31, 2014.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2015 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in February 2020.  As of June 30, 2015, there were no borrowings outstanding on the 2015 Revolver.  The 2015 Credit Agreement contains customary affirmative covenants and financial covenants.  As of June 30, 2015, and the date of this filing, we believe that we are in compliance with the provisions of the 2015 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30, 2015	December 31, 2014
Americas (principally the U.S.)	$164,907	$175,070
Europe, Middle East and Africa	25,114	22,098
Asia Pacific	4,022	4,632
Total cash, equivalents and short-term investments	$194,043	$210,800

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of June 30, 2015, we had $4.9 million of cash restricted as to use to collateralize outstanding letters of credit.

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

Our first and second quarters of 2015 and 2014 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by (Used In) Operating Activities – Totals
Cash Flows from Operating Activities:
2015:
March 31	$26,193	$(7,257)	$18,936
June 30	26,770	12,806	39,576
Year-to-date total	$52,963	$5,549	$58,512

2014:
March 31	$27,983	$(36,561)	$(8,578)
June 30	24,804	43	24,847
Year-to-date total	$52,787	$(36,518)	$16,269

Cash flows from operating activities for the quarters ended March 31, 2015 and 2014 reflect the negative impacts of the payment of 2014 and 2013, respectively, year-end accrued employee incentive compensation. In addition, cash flows from operations for the quarter ended March 31, 2014 was negatively impacted by the increase in the accounts receivable balance primarily related to the timing around certain monthly client payments that were received after the quarter ended.

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

Significant fluctuations in key operating assets and liabilities between 2015 and 2014 that impacted our cash flows from operating activities are as follows:

Billed Trade Accounts Receivable

Management of our billed accounts receivable is one of the primary factors in maintaining consistently strong quarterly cash flows from operating activities.  Our billed trade accounts receivable balance includes significant billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items).  As a result, we evaluate our performance in collecting our accounts receivable through our calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation.  DBO is calculated by taking the average monthly net trade accounts receivable balance for the period divided by the billings for the period (including non-revenue items).

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2015:
March 31	$183,283	$(3,187)	$180,096	64
June 30	176,206	(3,937)	172,269	65

2014:
March 31	$198,840	$(3,104)	$195,736	64
June 30	194,413	(2,798)	191,615	69

The increases in gross and net billed accounts receivable at March 31, 2014 and June 30, 2014 are primarily related to the timing around certain recurring customer payments that were delayed at each quarter end, thus negatively impacting our DBO for the second quarter of 2014.

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

	2015	2014
March 31	$44,281	$39,541
June 30	47,216	39,592

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

Deferred Revenue

Total deferred revenue (current and non-current) increased $8.6 million to $58.3 million as of June 30, 2015, from $49.7 million as of December 31, 2014, mainly as the result of annual recurring services that are typically billed in the first half of each year.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.  During the six months ended June 30, 2015 and 2014, we purchased $73.9 million and $85.0 million, respectively, and sold (or had mature) $94.8 million and $109.1 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the six months ended June 30, 2015 and 2014, for property and equipment, and investments in client contracts were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Property and equipment	$11,425	$11,196
Client contracts	4,526	3,296

The property and equipment expenditures during the six months ended June 30, 2015 consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) facilities and internal infrastructure items; and (iii) statement production equipment.

The investments in client contracts for the six months ended June 30, 2015 and 2014 relate to client incentive payments ($1.5 million and $3.0 million, respectively), and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($3.0 million and $0.3 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the six months ended June 30, 2015 and 2014, we paid Board approved dividend payments totaling $11.2 million and $10.3 million, respectively.

Repurchase of Common Stock.  During the six months ended June 30, 2015 we repurchased approximately 0.3 million shares of our common stock under the guidelines of our Stock Repurchase Program for $7.0 million under a SEC Rule 10b5-1 Plan.  Additionally, during the six months ended June 30, 2015, we entered into an ASR Agreement to repurchase $50 million of our common stock, which was paid to a counterparty in March 2015.  We did not make any stock repurchases during the six months ended June 30, 2014.

Outside of our Stock Repurchase Program, during the six months ended June 30, 2015 and 2014, we repurchased from our employees and then cancelled approximately 0.2 million shares of our common stock during each period for $5.9 million and $6.6 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt.  During the six months ended June 30, 2015, we amended our 2012 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2015 Credit Agreement, resulting in a net increase of available cash of $30 million.  As part of the refinancing, we paid $2.7 million of deferred financing costs.  Additionally, during the six months ended June 30, 2015 and 2014, we made principal repayments of $3.8 million and $7.5 million, respectively.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of June 30, 2015, we had cash, cash equivalents, and short-term investments of $194.0 million, of which approximately 84% is in U.S. Dollars and held in the U.S. We have $4.9 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. As of June 30, 2015, we had a $200 million revolving loan facility, the 2015 Revolver, with a syndicate of financial institutions.  As of June 30, 2015, we had no borrowings outstanding on our 2015 Revolver and had the entire $200 million available to us. The 2015 Credit Agreement provides us with additional capital capacity, and greater flexibility to manage our capital structure over the next five years, including options to settle our convertible debt either upon conversion by holders or upon maturity in early 2017.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. During the six months ended June 30, 2015, we repurchased 0.3 million shares of our common stock for $7.0 million (weighted-average price of $27.06 per share) under our Stock Repurchase Program.

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

As of June 30, 2015, we had 7.3 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our 2015 Credit Agreement places certain limitations on our ability to repurchase our common stock. Our common stock repurchases are discussed in more detail in Note 7 to our Financial Statements.

•

Cash Dividends. During the six months ended June 30, 2015, the Board approved dividend payments totaling $11.5 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Capital Expenditures. During the six months ended June 30, 2015, we spent $11.4 million on capital expenditures. At this time, we expect our 2015 capital expenditures to be relatively consistent with that of 2014. As of June 30, 2015, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the six months ended June 30, 2015, we made client incentive payments of $4.5 million. As of June 30, 2015, we had commitments to make $1.5 million of client incentive payments in 2016.

We have issued stock warrants to Comcast (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to migrate new customer accounts to ACP. Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of June 30, 2015, approximately 1 million Stock Warrants have vested based on the terms of the Warrant Agreement, and none of these Stock Warrants have been exercised to date.

•

Long-Term Debt. As of June 30, 2015, our long-term debt consisted of the following:  (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) 2015 Credit Agreement term loan borrowings of $146.3 million.

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time in the fiscal quarter following the period in which the price of our common stock trades over 130% of the conversion price for at least 20 consecutive trading days in the last 30 trading days of a fiscal quarter.  As of June 23, 2015, the closing price of our common stock exceeded 130% of the conversion price for the required period, thus allowing the 2010 Convertible Notes to be converted at the holder’s option during the quarter beginning July 1, 2015 and ending September 30, 2015.

Upon any conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows:  (i) we are required to pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash, at our discretion.  Based on our June 30, 2015 closing stock price of $31.66 per share, the 2010 Convertible Notes would have had a total settlement value of approximately $205 million.  Given the current market value of the 2010 Convertible Notes exceeds the value holders would receive upon conversion if our common stock remains at the current levels, we believe that holders may not have a significant economic incentive to convert at this time.  However, there can be no assurances as to the conversion decisions made by the holders during the conversion period.  If none of the 2010 Convertible Notes are converted, our cash debt service for the 2010 Convertible Notes for 2015 is $4.5 million of interest payments.

Our 2015 Credit Agreement mandatory repayments and cash interest expense (based upon current interest rates) for 2015 is $7.5 million, and $3.5 million, respectively. We have the ability to make prepayments on our 2015 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of June 30, 2015, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the June 30, 2015 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of June 30, 2015 and December 31, 2014 were $94.9 million and $81.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2015 and December 31, 2014 were $99.1 million and $120.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Long-Term Debt.  The fair value of our 2010 Convertible Notes is exposed to market risk.  We do not carry the 2010 Convertible Notes at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of the 2010 Convertible Notes is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of June 30, 2015, the fair value of the 2010 Convertible Notes was estimated at $211.8 million using quoted market prices.

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

During the six months ended June 30, 2015, we generated approximately 88% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of June 30, 2015 and December 31, 2014, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	June 30, 2015		December 31, 2014
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$-	$3,305	$(72)	$2,460
Euro	(63)	9,054	(107)	8,135
U.S. Dollar	(325)	12,655	(361)	15,639
Other	(62)	2,875	(11)	2,388
Totals	$(450)	$27,889	$(551)	$28,622

A hypothetical adverse change of 10% in the June 30, 2015 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of June 30, 2015.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2014 Form 10-K.  As a result of Comcast’s April 2015 announcement to terminate their acquisition of Time Warner, we amended two risk factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2015 (“Q1-15 Form 10-Q”) to eliminate the language addressing the proposed acquisition of Time Warner by Comcast, and any related impact to our business.  There were no material changes to the risk factors disclosed in our 2014 Form 10-K and Q1-15 Form 10-Q during the second quarter of 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the second quarter of 2015 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
April 1 – April 30	705	$30.31	-	7,305,247
May 1 – May 31	323	30.56	-	7,305,247
June 1 – June 30	2,653	31.78	-	7,305,247
Total	3,681	$31.39	-
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 7 to our Financial Statements for additional information regarding our share repurchases.

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

Dated: August 6, 2015

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.22P*	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.23AN*	Forty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.24AR*	Ninety-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AS*	Ninety-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.