Form 10-Q
period 2015-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2015-11-05
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

YES  ☐            NO   ☒

Shares of common stock outstanding at November 2, 2015: 32,695,388

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2015

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$100,165	$81,712
Short-term investments	99,605	120,088
Total cash, cash equivalents and short-term investments	199,770	201,800
Trade accounts receivable:
Billed, net of allowance of $3,878 and $3,323	177,347	184,369
Unbilled	46,795	42,439
Deferred income taxes	12,844	13,204
Income taxes receivable	6,107	7,851
Other current assets	31,148	28,470
Total current assets	474,011	478,133
Non-current assets:
Property and equipment, net of depreciation of $139,555 and $138,065	34,840	38,326
Software, net of amortization of $94,328 and $86,797	38,286	44,732
Goodwill	222,086	225,269
Client contracts, net of amortization of $84,885 and $88,585	42,157	46,903
Deferred income taxes	7,453	8,890
Income taxes receivable	1,179	1,333
Other assets	20,694	16,142
Total non-current assets	366,695	381,595
Total assets	$840,706	$859,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$7,500	$22,500
Client deposits	33,394	35,791
Trade accounts payable	37,859	37,052
Accrued employee compensation	47,576	51,441
Deferred revenue	44,532	40,004
Income taxes payable	572	984
Other current liabilities	19,294	23,375
Total current liabilities	190,727	211,147
Non-current liabilities:
Long-term debt, net of unamortized original issue discount of $9,530 and $14,169	277,345	233,331
Deferred revenue	9,587	9,648
Income taxes payable	1,613	1,613
Deferred income taxes	14,591	20,445
Other non-current liabilities	12,935	15,821
Total non-current liabilities	316,071	280,858
Total liabilities	506,798	492,005
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 32,692 and 33,945 shares outstanding	670	667
Common stock warrants; 2,851 and 2,851 warrants issued and outstanding	7,310	6,694
Additional paid-in capital	487,530	486,414
Treasury stock, at cost, 34,356 and 32,763 shares	(804,437)	(757,478)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	6	6
Cumulative foreign currency translation adjustments	(23,753)	(13,386)
Accumulated earnings	666,582	644,806
Total stockholders' equity	333,908	367,723
Total liabilities and stockholders' equity	$840,706	$859,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Processing and related services	$143,887	$140,981	$429,009	$419,696
Software and services	23,231	22,079	68,301	72,553
Maintenance	19,842	21,943	57,922	65,340
Total revenues	186,960	185,003	555,232	557,589
Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	67,428	69,225	201,455	205,016
Software and services	15,244	17,508	52,912	60,699
Maintenance	9,510	7,737	29,877	24,541
Total cost of revenues	92,182	94,470	284,244	290,256
Other operating expenses:
Research and development	24,941	26,329	76,567	77,773
Selling, general and administrative	34,247	39,036	102,261	113,475
Depreciation	3,723	3,553	11,268	10,479
Restructuring and reorganization charges	846	7,784	1,822	9,041
Total operating expenses	155,939	171,172	476,162	501,024
Operating income	31,021	13,831	79,070	56,565
Other income (expense):
Interest expense	(2,526)	(2,582)	(8,431)	(7,900)
Amortization of original issue discount	(1,576)	(1,460)	(4,639)	(4,294)
Interest and investment income, net	278	169	674	607
Other, net	746	106	426	(171)
Total other	(3,078)	(3,767)	(11,970)	(11,758)
Income before income taxes	27,943	10,064	67,100	44,807
Income tax provision	(11,196)	(4,831)	(28,201)	(20,480)
Net income	$16,747	$5,233	$38,899	$24,327

Weighted-average shares outstanding:
Basic	30,920	32,604	31,087	32,514
Diluted	33,287	33,996	33,241	33,858

Earnings per common share:
Basic	$0.54	$0.16	$1.25	$0.75
Diluted	0.50	0.15	1.17	0.72

Cash dividends declared per common share:	$0.1750	$0.1575	$0.5250	$0.4650

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$16,747	$5,233	$38,899	$24,327
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,755)	(10,260)	(10,367)	(6,185)
Unrealized holding gains on short-term investments arising during period	(6)	(17)	-	(7)
Cash flow hedges:
Unrealized gains on change in fair value of interest rate swap contracts (net of tax effect of $0, $0, $0, and $110)	-	-	-	195
Reclassification adjustment for losses included in net income (net of tax effect of $0, $0, $0, and $(55))	-	-	-	(97)
Net change in cash flow hedges	-	-	-	98
Other comprehensive loss, net of tax	(8,761)	(10,277)	(10,367)	(6,094)
Total comprehensive income (loss), net of tax	$7,986	$(5,044)	$28,532	$18,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$38,899	$24,327
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	11,268	10,479
Amortization	22,353	25,207
Amortization of original issue discount	4,639	4,294
Gain on short-term investments and other	179	973
(Gain) loss on disposition of business operations	767	(222)
Deferred income taxes	(5,556)	(25)
Excess tax benefit of stock-based compensation awards	(2,174)	(2,044)
Stock-based employee compensation	15,775	12,250
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(1,869)	(15,559)
Other current and non-current assets	(6,092)	(5,866)
Income taxes payable/receivable	3,588	(1,825)
Trade accounts payable and accrued liabilities	(3,703)	(16,369)
Deferred revenue	6,272	286
Net cash provided by operating activities	84,346	35,906

Cash flows from investing activities:
Purchases of property and equipment	(16,776)	(21,406)
Purchases of short-term investments	(107,462)	(126,982)
Proceeds from sale/maturity of short-term investments	127,766	146,417
Acquisition of and investments in business, net of cash acquired	(962)	-
Acquisition of and investments in client contracts	(6,374)	(4,235)
Proceeds from the disposition of business operations	-	1,130
Net cash used in investing activities	(3,808)	(5,076)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,148	1,053
Payment of cash dividends	(16,811)	(15,461)
Repurchase of common stock	(64,995)	(11,456)
Payments on acquired asset financing	(829)	(1,097)
Proceeds from long-term debt	150,000	-
Payments on long-term debt	(125,625)	(11,250)
Payments of deferred financing costs	(2,742)	-
Excess tax benefit of stock-based compensation awards	2,174	2,044
Net cash used in financing activities	(57,680)	(36,167)
Effect of exchange rate fluctuations on cash	(4,405)	(1,776)

Net increase (decrease) in cash and cash equivalents	18,453	(7,113)

Cash and cash equivalents, beginning of period	81,712	82,686
Cash and cash equivalents, end of period	$100,165	$75,573

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$7,484	$7,331
Income taxes	30,998	21,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and December 31, 2014, and for the quarters and nine months ended September 30, 2015 and 2014, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 10-K”), filed with the SEC. The results of operations for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the expected results for the entire year ending December 31, 2015.

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of September 30, 2015 and December 31, 2014, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of September 30, 2015 and December 31, 2014, we had $4.9 million and $4.7 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments. Our financial instruments as of September 30, 2015 and December 31, 2014 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of September 30, 2015 and December 31, 2014 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of September 30, 2015 and December 31, 2014 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2015 and 2014 were $127.8 million and $146.4 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$4,894	$—	$4,894	$9,785	$—	$9,785
Commercial paper	—	21,798	21,798	—	12,248	12,248
Short-term investments:
Corporate debt securities	—	64,086	64,086	—	88,494	88,494
Municipal bonds	—	1,352	1,352	—	9,945	9,945
U.S. government agency bonds	—	26,462	26,462	—	11,313	11,313
Asset-backed securities	—	7,705	7,705	—	10,336	10,336
Total	$4,894	$121,403	$126,297	$9,785	$132,336	$142,121

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit agreement (carrying value including current maturities)	$144,375	$144,375	$120,000	$120,000
Convertible debt (par value)	150,000	207,150	150,000	178,920

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

In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date which defers the effective date of ASU 2014-09 for one year.  The updated accounting guidance is now effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted.  An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.

We are currently in the process of evaluating the impact that this new guidance will have on our consolidated financial statements and our method of adoption.

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2015, were as follows (in thousands):

January 1, 2015 balance	$225,269
Adjustments related to prior acquisitions	(45)
Effects of changes in foreign currency exchange rates	(3,138)
September 30, 2015 balance	$222,086

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of September 30, 2015 and December 31, 2014, the carrying values of these assets were as follows (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$127,042	$(84,885)	$42,157	$135,488	$(88,585)	$46,903
Software	132,614	(94,328)	38,286	131,529	(86,797)	44,732
Total	$259,656	$(179,213)	$80,443	$267,017	$(175,382)	$91,635

The total amortization expense related to intangible assets for the third quarters of 2015 and 2014 were $6.8 million and $7.8 million, respectively, and for the nine months ended September 30, 2015 and 2014 were $20.1 million and $23.5 million, respectively. Based on the September 30, 2015 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2015 – $26.4 million; 2016 – $21.3 million; 2017 – $16.1 million; 2018 – $12.7 million; and 2019 – $9.1 million.

4. DEBT

Our long-term debt, as of September 30, 2015 and December 31, 2014, was as follows (in thousands):

	September 30, 2015	December 31, 2014
2015 Credit Agreement:
Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 2.08% at September 30, 2015)	$144,375	$—
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus 2.00% (combined rate of 2.25% at December 31, 2014)	—	120,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized original issue discount (“OID”) of $9,530 and $14,169, respectively	140,470	135,831
	284,845	255,831
Current portion of long-term debt	(7,500)	(22,500)
Total long-term debt, net	$277,345	$233,331

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

As the result of our declaring a cash dividend in August 2015 (see Note 7), the previous conversion rate for the 2010 Convertible Notes of 43.1307 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $23.19 per share of our common stock) has been adjusted to 43.3794 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $23.05 per share of our common stock).

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time in the fiscal quarter following the period in which the price of our common stock trades over 130% of the conversion price for at least 20 consecutive trading days in the last 30 trading days of a fiscal quarter.  As of June 23, 2015, the closing price of our common stock exceeded 130% of the conversion price for the required period and the 2010 Convertible Notes were convertible at the holder’s option during the quarter beginning July 1, 2015 and ending September 30, 2015; however, none of the 2010 Convertible Notes were converted during this period.  As of September 30, 2015, none of the contingent conversion features were achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon any conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we are required to pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash, at our discretion. Based on our September 30, 2015 closing stock price of $30.80 per share, the 2010 Convertible Notes would have had a total settlement value of approximately $200 million.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2015, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2015. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted-average common shares	30,920	32,604	31,087	32,514
Dilutive effect of restricted common stock	571	575	598	565
Dilutive effect of 2010 Convertible Notes	1,664	813	1,454	778
Dilutive effect of Stock Warrants	132	4	102	1
Diluted weighted-average common shares	33,287	33,996	33,241	33,858

In March 2015, we received an initial delivery of 1.3 million shares related our accelerated stock repurchase transaction agreement which reduced our weighted average shares outstanding for purposes of calculating basic and diluted EPS for the first quarter and nine months of 2015 (see Note 7).

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

7. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). In February 2015, our Board approved a 7.5 million share increase in the number of shares authorized for repurchase under the Stock Repurchase Program, bringing the total number of shares authorized to 42.5 million.  During the nine months ended September 30, 2015 and 2014, we repurchased 0.3 million shares of our common stock for $7.0 million (weighted-average price of $27.06 per share) and 0.2 million shares of our common stock for $5.2 million (weighted-average price of $27.26 per share), respectively, under a Securities and Exchange Commission (“SEC”) Rule 10b5-1 Plan.

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

As of September 30, 2015, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 7.3 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the nine months ended September 30, 2015 and 2014, we repurchased and then cancelled 0.3 million shares of common stock for $8.0 million and 0.2 million shares of common stock for $6.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the third quarter of 2015, the Board approved a quarterly cash dividend of $0.1750 per share of common stock, totaling $5.7 million. During the third quarter of 2014, the Board approved a quarterly cash dividend of $0.1575 per share of common stock, totaling $5.5 million.  Dividends declared for the nine months ended September 30, 2015 and 2014, totaled $17.2 million and $16.0 million, respectively

Warrants.  In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast Corporation (“Comcast”), we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to migrate new customer accounts to ACP. The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant. As of September 30, 2015, approximately 1.0 million Stock Warrants have vested.

Upon vesting, the Stock Warrants are recorded as a client incentive asset with the corresponding offset to stockholders’ equity.  The client incentive asset related to the Stock Warrants is amortized as a reduction in processing and related services revenues over the remaining term of the Comcast amended agreement.  As of September 30, 2015, we recorded a client incentive asset related to these Stock Warrants of $7.3 million and have amortized $1.6 million as a reduction in processing and related services revenues.

The remaining unvested Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.  As of September 30, 2015, none of the Stock Warrants had been exercised.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the third quarter and nine months ended September 30, 2015 is as follows (shares in thousands):

	Quarter Ended September 30, 2015		Nine Months Ended September 30, 2015
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	2,283	$25.34	2,311	$22.81
Awards granted	30	31.70	625	29.76
Awards forfeited/cancelled	(41)	24.04	(82)	24.01
Awards vested	(228)	26.60	(810)	21.75
Unvested awards, ending	2,044	$25.32	2,044	$25.32

Included in the awards granted during the nine months ended September 30, 2015, are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established stock price objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the third quarter and nine months ended September 30, 2015 are time-based awards, which vest primarily annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the third quarters of 2015 and 2014 of $5.3 million and $4.5 million, respectively, and for the nine months ended September 30, 2015 and 2014 of $15.8 million and $12.3 million, respectively.

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

We generate nearly 70% of our revenues from the North American cable and satellite markets, approximately 25% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the nine months ended September 30, 2015, we generated approximately 85% of our revenues from the Americas region, approximately 10% of our revenues from the Europe, Middle East and Africa region, and approximately 5% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

Third Quarter Highlights.  A summary of our results of operations for the third quarter of 2015, when compared to the third quarter of 2014, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2015	September 30, 2014
Revenues	$186,960	$185,003
Operating Results:
Operating income	31,021	13,831
Operating income margin	16.6%	7.5%
Diluted EPS	$0.50	$0.15
Supplemental Data:
Restructuring and reorganization charges	$846	$7,784
Stock-based compensation	5,387	4,536
Amortization of acquired intangible assets	3,049	3,790
Amortization of OID	1,576	1,460

Revenues.  Our revenues for the third quarter of 2015 were $187.0 million, an increase of 1% when compared to $185.0 million for the same period in 2014. The year-over-year increase in revenues can be primarily attributed to continued strength in our processing revenues and increased professional services revenues during the third quarter of 2015, which more than offset $4.1 million of unfavorable foreign currency movements.

Operating Results.  Operating income for the third quarter of 2015 was $31.0 million, or a 16.6% operating income margin percentage, compared to $13.8 million, or a 7.5% operating income margin percentage for the third quarter of 2014, with the increases due primarily to lower operating expenses (driven primarily by a reduction in restructuring and reorganization costs, foreign currency movements, and our focus on cost management).

Diluted EPS.  Diluted EPS for the third quarter of 2015 was $0.50 compared to $0.15 for the third quarter of 2014, with the increase due mainly to the higher operating income margin, discussed above.

Cash and Cash Flows.  As of September 30, 2015, we had cash, cash equivalents and short-term investments of $199.8 million, as compared to $194.0 million as of June 30, 2015 and $201.8 million as of December 31, 2014.  Our cash flows from operating activities for the nine months ended September 30, 2015 were $25.8 million.  See the Liquidity section below for further discussion of our cash flows.

Divestiture.  In early September 2015, we sold our cyber-security business, marketed under the Invotas brand, to certain former management personnel.  We retained a minority interest in the business such that we will not include the results of operations from the business in our financial statements subsequent to the divestiture date.  The impact of Invotas to our business prior to the divestiture was not material.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast, DISH Network Corporation (“DISH”), and Time Warner Cable, Inc. (“Time Warner”).  Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	September 30, 2015	June 30, 2015	September 30, 2014
Comcast	24%	23%	22%
DISH	14%	15%	15%
Time Warner	12%	12%	11%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	September 30, 2015	June 30, 2015	December 31, 2014
Comcast	25%	25%	21%
DISH	13%	14%	13%
Time Warner	10%	9%	12%

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

Results of Operations

Total Revenues.  Total revenues for the:  (i) third quarter of 2015 were $187.0 million, a 1% increase when compared to $185.0 million for the third quarter of 2014; and (ii) nine months ended September 30, 2015 were $555.2 million, a slight decrease when compared to $557.6 million for the nine months ended September 30, 2014.  Both periods were negatively impacted foreign currency movements which had a negative impact of $4.1 million and $10.7 million, respectively, on our revenues for the third quarter and nine months ended September 30, 2015.  The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Processing and related services	$143,887	$140,981	$429,009	$419,696
Software and services	23,231	22,079	68,301	72,553
Maintenance	19,842	21,943	57,922	65,340
Total revenues	$186,960	$185,003	$555,232	$557,589

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the third quarters and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Americas (principally the U.S.)	$157,246	$156,594	$469,633	$475,722
Europe, Middle East, and Africa	19,842	19,259	57,962	57,149
Asia Pacific	9,872	9,150	27,637	24,718
Total revenues	$186,960	$185,003	$555,232	$557,589

Processing and related services revenues.  Processing and related services revenues for the:  (i) third quarter of 2015 increased 2% to $143.9 million, from $141.0 million for the third quarter of 2014; and (ii) nine months ended September 30, 2015 increased 2% to $429.0 million, from $419.7 million for the nine months ended September 30, 2014.  The increases in processing and related services revenues are due mainly to the following key items: (i) growth in our various processing solutions, driven mainly by the increase in customer accounts converted onto our systems, and our content monetization platform; and (ii) growth in our international managed services offering.  These revenue increases more than offset the year-over-year negative currency impact included in processing revenues.

Additionally, amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of processing and related services revenues) for the: (i) third quarters of 2015 and 2014 were $1.3 million and $1.6 million, respectively; and (ii) nine months ended September 30, 2015 and 2014 were $3.9 million and $4.7 million, respectively.

Software and Services Revenues.  Software and services revenues for the:  (i) third quarter of 2015 increased 5% to $23.2 million, from $22.1 million for the third quarter of 2014; and (ii) nine months ended September 30, 2015 decreased 6% to $68.3 million, from $72.6 million for the nine months ended September 30, 2014. For the third quarter, we experienced an increase in our professional services revenue as a result of the normal fluctuations in project level work completed between quarters, which allowed us to more than offset the unfavorable foreign currency movements.  The year-to-date decrease in revenues is almost entirely related to foreign currency movements.

Maintenance Revenues.  Maintenance revenues for the: (i) third quarter of 2015 decreased 10% to $19.8 million, from $21.9 million for the third quarter of 2014; and (ii) nine months ended September 30, 2015 decreased 11% to $57.9 million, from $65.3 million for the nine months ended September 30, 2014. These decreases are due mainly to foreign currency movements, the timing of maintenance renewals and related revenue recognition, and pricing reductions experienced on maintenance renewals.

Total Expenses.  Our operating expenses for the: (i) third quarter of 2015 were $155.9 million, a 9% decrease when compared to $171.2 million for the third quarter of 2014; and (ii) nine months ended September 30, 2015 were $476.2 million, a 5% decrease when compared to $501.0 million for the nine months ended September 30, 2014.  These year-over-year decreases are due mainly to foreign currency movements, a reduction in restructuring and reorganization costs, and our focus on cost management.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2014 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Processing and Related Services (Exclusive of Depreciation).  The cost of processing and related services for the: (i) third quarter of 2015 decreased 3% to $67.4 million, from $69.2 million for the third quarter of 2014; and (ii) nine months ended September 30, 2015 decreased 2% to $201.5 million, from $205.0 million for the nine months ended September 30, 2014.  These decreases are mainly due to cost savings initiatives and other decreases in variable costs, and to a lesser degree, favorable foreign currency movements, in the quarter and nine months ended September 30, 2015. Total processing and related services cost as a percentage of our processing and related services revenues for the: (i) third quarters of 2015 and 2014 were 46.9% and 49.1%, respectively; and (ii) nine months ended September 30, 2015 and 2014 were 47.0% and 48.8%, respectively.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the: (i) third quarter of 2015 decreased 13% to $15.2 million, from $17.5 million for the third quarter of 2014; and (ii) nine months ended September 30, 2015 decreased 13% to $52.9 million, from $60.7 million for the nine months ended September 30, 2014. These decreases in cost of software and services are primarily due to favorable foreign currency movements, and to a lesser degree, targeted efficiencies and cost improvements within our professional services practice. Total software and services cost as a percentage of our software and services revenues for the: (i) third quarters of 2015 and 2014 were 65.6% and 79.3%, respectively; and (ii) nine months ended September 30, 2015 and 2014 were 77.5% and 83.7%, respectively.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the:  (i) third quarter of 2015 increased 23% to $9.5 million, from $7.7 million for the third quarter of 2014; and (ii) nine months ended September 30, 2015 increased 22% to $29.9 million, from $24.5 million for the nine months ended September 30, 2014, with these increases mainly attributed to the reassignment of personnel and the related costs to maintenance projects from other projects, which more than offset the favorable movements in foreign currency between years.  Total cost of maintenance as a percentage of our maintenance revenues for the:  (i) third quarters of 2015 and 2014 were 47.9% and 35.3%, respectively; and (ii) nine months ended September 30, 2015 and 2014 were 51.6% and 37.6%, respectively.

R&D Expense (Exclusive of Depreciation).  R&D expense for the: (i) third quarter of 2015 decreased 5% to $24.9 million, from $26.3 million for the third quarter of 2014; and (ii) nine months ended September 30, 2015 decreased 2% to $76.6 million, from $77.8 million for the nine months ended September 30, 2014, with the decreases attributed to favorable foreign currency movements. As a percentage of total revenues, R&D expense was 13.3% for the third quarter of 2015 compared to 14.2% for the third quarter of 2014.

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

Selling, General and Administrative Expense (“SG&A”)(Exclusive of Depreciation).  SG&A expense for the:  (i) third quarter of 2015 decreased 12% to $34.2 million, from $39.0 million for the third quarter of 2014; and (ii) nine months ended September 30, 2015 decreased 10% to $102.3 million, from $113.5 million for the nine months ended September 30, 2014.  The lower sales and marketing costs in the quarter and nine months ended September 30, 2015 reflects:  (i) the financial benefits of the restructuring activities undertaken in 2014 to reduce our sales and marketing costs; (ii) focus on cost management, to include the divestiture of Invotas; and (iii) the impact of foreign currency movements.  Our SG&A costs as a percentage of total revenues for the third quarters of 2015 and 2014 were 18.3% and 21.1%, respectively.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the:  (i) third quarter of 2015 were $0.8 million, compared to $7.8 million for the third quarter of 2014; and (ii) nine months ended September 30, 2015 were $1.8 million, compared to $9.0 million for the nine months ended September 30, 2014.  During the third quarter of 2014, we recorded restructuring and reorganization charges of $7.8 million primarily associated with the reorganization of our Content Direct solution to facilitate its alignment across our offerings, including management programs and incentives.

Operating Income. Operating income and operating income margin percentages for the:  (i) third quarter of 2015 was $31.0 million, or 16.6% of total revenues, compared to $13.8 million, or 7.5% of total revenues for the third quarter of 2014; and (ii) nine months ended September 30, 2015 was $79.1 million, or 14.2% of total revenues, compared to $56.6 million, or 10.1% of total revenues for the nine months ended September 30, 2014. The increases in operating income and operating income margin percentage between periods are due primarily to lower operating expenses (driven primarily by foreign currency movements, a reduction in restructuring and reorganization costs, and our focus on cost management), and the scale benefits we are achieving from increasing the number of customer accounts and clients on our solutions.

Income Tax Provision.  The effective income tax rates for the third quarters and nine months ended September 30, 2015 and 2014 were as follows:

Quarter Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
40%	48%	42%	46%

For the full-year 2015, we are currently estimating an effective income tax rate of 42%, which does not include any benefit from R&D tax credits generated during the year, as they have not yet received Congressional approval.  If enacted prior to the end of the year, we would include those income tax benefits in our 2015 effective income tax rate.

Liquidity

Cash and Liquidity

As of September 30, 2015, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $199.8 million, compared to $194.0 million as of June 30, 2015 and $201.8 million as of December 31, 2014.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2015 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in February 2020.  As of September 30, 2015, there were no borrowings outstanding on the 2015 Revolver.  The 2015 Credit Agreement contains customary affirmative covenants and financial covenants.  As of September 30, 2015, and the date of this filing, we believe that we are in compliance with the provisions of the 2015 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30, 2015	December 31, 2014
Americas (principally the U.S.)	$163,388	$175,070
Europe, Middle East and Africa	30,205	22,098
Asia Pacific	6,177	4,632
Total cash, equivalents and short-term investments	$199,770	$210,800

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of September 30, 2015, we had $4.9 million of cash restricted as to use to collateralize outstanding letters of credit.

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

Our 2015 and 2014 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for each of the three quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by (Used In) Operating Activities – Totals
Cash Flows from Operating Activities:
2015:
March 31	$26,193	$(7,257)	$18,936
June 30	26,770	12,806	39,576
September 30	33,187	(7,353)	25,834
Year-to-date total	$86,150	$(1,804)	$84,346

2014:
March 31	$27,983	$(36,561)	$(8,578)
June 30	24,804	43	24,847
September 30	22,452	(2,815)	19,637
Year-to-date total	$75,239	$(39,333)	$35,906

Cash flows from operating activities for the quarters ended March 31, 2015 and 2014 reflect the negative impacts of the payment of year-end accrued employee incentive compensation related to 2014 and 2013, respectively. In addition, cash flows from operations for the quarter ended March 31, 2014 was negatively impacted by the increase in the accounts receivable balance primarily related to the timing around certain monthly client payments that were received after the quarter ended.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2015:
March 31	$183,283	$(3,187)	$180,096	64
June 30	176,206	(3,937)	172,269	65
September 30	181,225	(3,878)	177,347	62

2014:
March 31	$198,840	$(3,104)	$195,736	64
June 30	194,413	(2,798)	191,615	69
September 30	193,760	(2,736)	191,024	70

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

	2015	2014
March 31	$44,281	$39,541
June 30	47,216	39,592
September 30	46,795	39,513

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

Deferred Revenue

Total deferred revenue (current and non-current) increased $4.5 million to $54.1 million as of September 30, 2015, from $49.7 million as of December 31, 2014, mainly as the result of annual recurring services that are typically billed in the first half of each year.

Other Assets

Total other assets (current and non-current) increased $7.2 million to $51.8 million as of September 30, 2015, from $44.6 million as of December 31, 2014, mainly as the result of annual prepaid hardware and software maintenance fees.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.  During the nine months ended September 30, 2015 and 2014, we purchased $107.5 million and $127.0 million, respectively, and sold (or had mature) $127.8 million and $146.4 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the nine months ended September 30, 2015 and 2014, for property and equipment, and investments in client contracts were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Property and equipment	$16,776	$21,406
Client contracts	6,374	4,235

The property and equipment expenditures during the nine months ended September 30, 2015 consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) facilities and internal infrastructure items; and (iii) statement production equipment.

The investments in client contracts for the nine months ended September 30, 2015 and 2014 relate to client incentive payments ($1.5 million and $3.0 million, respectively), and the deferral of costs related to conversion/set-up services provided under long-term processing contracts ($4.9 million and $1.2 million, respectively).

Cash Flows From Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the nine months ended September 30, 2015 and 2014, we made dividend payments totaling $16.8 million and $15.5 million, respectively.

Repurchase of Common Stock.  During the nine months ended September 30, 2015 and 2014, we repurchased approximately 0.3 million and 0.2 million shares of our common stock under the guidelines of our Stock Repurchase Program for approximately $7 million and $5 million, respectively. Additionally, we entered into an ASR Agreement to repurchase $50 million of our common stock, which was paid to a counterparty in March 2015.

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2015 and 2014, we repurchased from our employees and then cancelled approximately 0.3 million and 0.2 million shares of our common stock during each period for $8.0 million and $6.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt.  During the nine months ended September 30, 2015, we amended our 2012 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2015 Credit Agreement, resulting in a net increase of available cash of $30 million.  As part of the refinancing, we paid $2.7 million of deferred financing costs.  Additionally, during the nine months ended September 30, 2015 and 2014, we made principal repayments of $5.6 million and $11.3 million, respectively.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of September 30, 2015, we had cash, cash equivalents, and short-term investments of $199.8 million, of which approximately 80% is in U.S. Dollars and held in the U.S. We have $4.9 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. As of September 30, 2015, we had a $200 million revolving loan facility, the 2015 Revolver, with a syndicate of financial institutions. As of September 30, 2015, we had no borrowings outstanding on our 2015 Revolver and had the entire $200 million available to us.  The 2015 Credit Agreement provides us with additional capital capacity, and greater flexibility to manage our capital structure over the next five years, including options to settle our convertible debt either upon conversion by holders or upon maturity in early 2017.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. During the nine months ended September 30, 2015, we repurchased 0.3 million shares of our common stock for $7.0 million (weighted-average price of $27.06 per share) under our Stock Repurchase Program.

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

As of September 30, 2015, we had 7.3 million shares authorized for repurchase remaining under our Stock Repurchase

Program. Our 2015 Credit Agreement places certain limitations on our ability to repurchase our common stock. Our common stock repurchases are discussed in more detail in Note 7 to our Financial Statements.

•

Cash Dividends. During the nine months ended September 30, 2015, the Board approved dividend payments totaling $17.2 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Capital Expenditures. During the nine months ended September 30, 2015, we spent $16.8 million on capital expenditures. At this time, we expect our 2015 capital expenditures to be relatively consistent with that of 2014. As of September 30, 2015, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the nine months ended September 30, 2015, we made client incentive payments of $6.4 million. As of September 30, 2015, we had commitments to make $1.5 million of client incentive payments in 2016.

We have issued stock warrants to Comcast (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to migrate new customer accounts to ACP. Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of September 30, 2015, approximately 1 million Stock Warrants have vested based on the terms of the Warrant Agreement, and none of these Stock Warrants have been exercised to date.

•

Long-Term Debt. As of September 30, 2015, our long-term debt consisted of the following:  (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) 2015 Credit Agreement term loan borrowings of $144.4 million.

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time in the fiscal quarter following the period in which the price of our common stock trades over 130% of the conversion price for at least 20 consecutive trading days in the last 30 trading days of a fiscal quarter.  As of June 23, 2015, the closing price of our common stock exceeded 130% of the conversion price for the required period, thus allowing the 2010 Convertible Notes to be converted at the holder’s option during the quarter beginning July 1, 2015 and ending September 30, 2015; however, none of the 2010 Convertible Notes were converted during this period.  As of September 30, 2015, none of the contingent conversion features were achieved, and thus, the 2010 Convertible Notes are not convertible by the holders.

Upon any conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows:  (i) we are required to pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash, at our discretion.  Based on our September 30, 2015 closing stock price of $30.80 per share, the 2010 Convertible Notes would have had a total settlement value of approximately $200 million.  Our cash debt service for the 2010 Convertible Notes for 2015 is $4.5 million of interest payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of September 30, 2015, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the September 30, 2015 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of September 30, 2015 and December 31, 2014 were $100.2 million and $81.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2015 and December 31, 2014 were $99.6 million and $120.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Long-Term Debt.  The fair value of our 2010 Convertible Notes is exposed to market risk.  We do not carry the 2010 Convertible Notes at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of the 2010 Convertible Notes is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of September 30, 2015, the fair value of the 2010 Convertible Notes was estimated at $207.2 million using quoted market prices.

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

During the nine months ended September 30, 2015, we generated approximately 88% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of September 30, 2015 and December 31, 2014, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	September 30, 2015		December 31, 2014
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$-	$2,190	$(72)	$2,460
Euro	(112)	8,824	(107)	8,135
U.S. Dollar	(606)	13,517	(361)	15,639
Other	(67)	1,977	(11)	2,388
Totals	$(785)	$26,508	$(551)	$28,622

A hypothetical adverse change of 10% in the September 30, 2015 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of September 30, 2015.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2014 Form 10-K.  As a result of Comcast’s April 2015 announcement to terminate their acquisition of Time Warner, we amended two risk factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2015 (“Q1-15 Form 10-Q”) to eliminate the language addressing the proposed acquisition of Time Warner by Comcast, and any related impact to our business.  There were no material changes to the risk factors disclosed in our 2014 Form 10-K and Q1-15 Form 10-Q during the third quarter of 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the third quarter of 2015 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
July 1 – July 31	66,762	$31.02	-	7,305,247
August 1 – August 31	1,943	31.71	-	7,305,247
September 1 – September 30	265	30.32	-	7,305,247
Total	68,970	$31.04	-
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 7 to our Financial Statements for additional information regarding our share repurchases.

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

Dated: November 5, 2015

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Peter E. Kalan
Peter E. Kalan
Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.22Q*	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.23AO*	Forty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.23AP*	Fiftieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.24AT*	Third Amendment to the Amended and Restated Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Enterprises LLC
10.24AU*	Ninety-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.
10.24AV*	Ninety-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.