Form 10-K
period 2015-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2016-02-29
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2015, was $1,004,123,083.

Shares of common stock outstanding at February 22, 2016: 32,332,186

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed on or prior to April 29, 2016, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2015 FORM 10-K

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

Industry Overview

Background. We provide business support solutions (BSS) to the world’s leading communications service providers, as well as clients in several evolving, highly competitive industries. Our solutions coordinate and manage many aspects of a service provider’s customer interactions, from the initial activation of customer accounts, to the support and fulfilment of various products and services, and through the presentment, collection, and accounts receivables management of monthly customer statements. While our heritage is in serving the North American video and satellite market, through acquisition and organic growth, we have broadened and enhanced our solutions to extend our business both globally and to a number of other industries including content distribution, media and entertainment, and telecommunications.

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

The impact of these market factors has resulted in spending cautiousness with large transformational projects being displaced in favor of more incremental changes to business operations. Globally, mature operators are looking for ways to control costs, streamline operations, roll out new products and services quickly, and expand their scale, while operators in emerging markets are focusing on capitalizing on the growth of new services and the explosion of connected devices. Regardless of the specific situation, companies continue to have an increased focus on investing in those solutions and services that have a demonstrable short-term return on investment, generate new revenues, and help businesses remain competitive and meet rapidly changing consumer demands.

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
•

The second trend CSPs are facing relates to the purchasing experience. Consumers have become accustomed to and value a simplified purchasing experience, much like they do with online apps like music or video downloads. And while many aspects of a consumer’s experience will appear simpler, the complexity behind the comprehensive communications services that are purchased will remain, with an integration with more simplified billing requirements for emerging services like over-the-top (OTT) and digital services (home security, health services, etc.). The increased velocity in pricing, packaging, and promotions to respond to the changing business environment will require increased flexibility and nimbleness in the CSPs’ operational platforms and thereby, inherently increase the complexity involved in providing a relevant and personalized communications experience for the consumer.

•

And finally, the last trend that we see emerging is the evolution of the CSPs to a digital lifestyle services provider. In an “always-on” and connected digital society, some CSPs will desire to be the key source for content in a highly personalized experience based on individual consumer needs, desires, and consumption history.  These providers will look beyond their own network and provide ubiquitous access to digital services. The “brand” and the “experience” become much more important to these providers as brand loyalty and personalized experience play a larger role in purchasing decisions. They will no longer be competing solely with the traditional communication companies, but will also be competing against well-known brands like Apple, Amazon, and Google for their share of the consumer’s wallet. And, importantly, they will be looking to create a digital services ecosystem that extends beyond the traditional video, entertainment and content services and offer everything from e-books to health care monitoring services, thereby increasing their ecosystem and revenue management complexity.

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

Description of Business

Key Clients. We work with the leading communication providers located around the world. A partial list of those service providers as of December 31, 2015 is included below:

America Movil	Mediacom Communications
Bell TV	MTN
Bharti Airtel	Singtel
Cable One Inc.	Telefônica
Charter Communications, Inc. (“Charter”)	Telstra
Comcast Corporation (“Comcast”)	Time Warner Cable, Inc. (“Time Warner”)
DISH Network Corporation (“DISH”)	Verizon
Hutchinson Whampoa 3G	Vodafone

The North American communications industry has experienced significant consolidation over the past decade, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale, and there are possibilities of further consolidation, illustrated by the current proposed acquisition of Time Warner by Charter, which is currently our fourth largest client. Consistent with this market concentration and our heritage in serving the North American cable and satellite markets, a large percentage of our historical revenues have been generated from our three largest clients, as shown in the table below. Clients that represented 10% or more of our revenues for 2015 and 2014 were as follows (in millions, except percentages):

	2015		2014
	Amount	% of Revenues	Amount	% of Revenues
Comcast	$177	24%	$162	22%
DISH	107	14%	112	15%
Time Warner	87	12%	83	11%

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

Our total R&D expenses for 2015 and 2014 were $102.0 million and $104.7 million, respectively, or approximately 14% of our total revenues. In the near term, we expect that our R&D investment activities will be relatively consistent with that of 2015, with the level of our total R&D spend highly dependent upon the opportunities that we see in our markets.

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

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our primary product solutions include the following:

•

Cable and Satellite Care and Billing: Our billing and customer care platform, Advanced Convergent Platform (“ACP”), is the premier system for cable and satellite providers in North America. ACP and our related business support solutions (a pre-integrated, cloud-based platform) are relied upon every single day by over 54 million consumers of voice, video, and data services, and are used by more than 115,000 of our clients’ customer service agents, and 50,000 of our clients’ field force technicians, dispatchers and routers.
•

Content Management & Monetization: Our Ascendon cloud-based solution helps manage, deliver, and monetize content and digital services to help build brand loyalty and create differentiated offerings for CSPs, digital retail providers, content aggregators, or content developers. Our Ascendon solutions enable content providers to manage subscriber preferences and offer digital content anytime, anywhere, to any device through a variety of models – direct, subscriber, or subsidized.

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

•

Mediation and Data Management: Our Total Service Mediation (“TSM”) solution provides a comprehensive framework enabling network operators to achieve maximum efficiency with the lowest cost for all interactions between the network and other business support solution applications and related processes. The TSM framework supports offline and real-time mediation requirements as well as service activation. Recognized for its high performance and exceptional throughput, TSM provides the event processing foundation to manage today’s exploding network traffic.

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

Competition. The market for business support solutions products and services in the communications industry, as well as in other industries we serve, is highly competitive. We compete with both independent providers and in-house developers of customer management systems. We believe that our most significant competitors in our primary markets are Amdocs Limited, NEC Corporation, and Oracle Corporation; network equipment providers such as Ericsson, Huawei, and Alcatel-Lucent; and internally-developed solutions. Some of our actual and potential competitors have substantially greater financial, marketing, and technological resources than us and in some instances we may actually partner and collaborate with our competitors on large opportunities and projects.

We believe service providers in our industry use the following criteria when selecting a vendor to provide customer care and billing products and services: (i) functionality, scalability, flexibility, interoperability, and architecture of the software assets; (ii) the breadth and depth of pre-integrated product solutions; (iii) product quality, client service, and support; (iv) operational excellence and reliability; (v) quality of R&D efforts; and (vi) price. We believe that our products and services allow us to compete effectively in these areas.

Proprietary Rights and Licenses

We rely on a combination of trade secret, copyright, trademark, and patent laws in the United States (“U.S.”) and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated. Although we hold a limited number of patents and patent applications on some of our newer solutions, we do not rely upon patents as a primary means of protecting our rights in our intellectual property. In any event, there can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties. Also, much of our business and many of our solutions rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms. Our failure to adequately establish, maintain, and protect our intellectual property rights could have a material adverse impact on our business, financial condition, and results of operations. For a description of the risks associated with our intellectual property rights, see “Item 1A - Risk Factors - Failure to Protect Our Intellectual Property Rights or Claims by Others That We Infringe Their Intellectual Property Rights Could Substantially Harm Our Business, Financial Condition and Results of Operations.”

Employees

As of December 31, 2015, we had a total of 3,277 employees, a decrease of 171 employees when compared to the number of employees we had as of December 31, 2014. Our success is dependent upon our ability to attract and retain qualified employees. None of our employees are subject to a collective bargaining agreement, but are subject to various foreign employment laws and regulations based on the country in which they are employed. We believe that our relations with our employees are good.

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

Over the past decade, the worldwide communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale, and there are possibilities of further consolidation. Consistent with this market concentration, we generate approximately 50% of our revenues from our three largest clients, which are (in order of size) Comcast, DISH, and Time Warner, which each individually accounted for 10% or more of our total revenues. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients.

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

Our industry is highly competitive, and as a result, it is possible that a competitor could increase its footprint and share of customers processed at our expense or a provider could develop their own internal solutions. While our clients may incur some costs in switching to our competitors or their own internally-developed solutions, they may do so for a variety of reasons, including: (i) price; (ii) if we do not provide satisfactory solutions or service levels; or (iii) if we do not maintain favorable relationships.

We May Not Realize Our Anticipated Growth With Comcast Related to New Customer Account Migration Opportunities.

In July 2014, we entered into an expanded and extended contract with our largest client, Comcast.  The expanded contract provides the framework for Comcast to consolidate its residential business onto our billing solution.  Under the new agreement, Comcast added approximately two million residential customers onto our billing solution in late 2014 and approximately two million more in 2015.  We believe we have the opportunity to migrate up to an additional six million Comcast customer accounts that are currently on one of our competitor’s platforms onto our solution over the next several years as part of Comcast’s future standardization initiatives for their residential business.

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

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing solutions to our clients, we process, transmit, and store confidential and personally identifiable information (“PII”), including social security numbers and financial information. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations, which continue to evolve resulting in greater scrutiny over the protection of PII. In response to these evolving restrictions and regulations, we leverage various data encryption strategies and have implemented measures to protect against unauthorized access to such information, and comply with these laws and regulations. These measures include standard industry practices (i.e. ISO-27002 guidelines), periodic security reviews of our systems by independent parties, network firewalls, procedural controls, intrusion detection systems, and antivirus applications. Because of the inherent risks and complexities to defend against cybercrime, these measures may fail to adequately protect this information. Any failure on our part to protect the privacy of personally identifiable information or comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, fines, penalties, criminal prosecution, and unfavorable publicity. Even the mere perception of a security breach or inadvertent disclosure of personally identifiable information could damage our reputation and inhibit market acceptance of our solutions. In addition, third party vendors that we engage to perform services for us may unintentionally release personally identifiable information or otherwise fail to comply with applicable laws and regulations. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

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

We May Not Be Able to Respond to Rapid Technological Changes.

The market for business support solutions, such as customer care and billing solutions, is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon: (i) our ability to continuously expand, adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our clients without sacrificing the reliability or quality of the solutions; (ii) the integration of acquired technologies and their widely distributed, complex worldwide operations; and (iii) creating and maintaining an integrated suite of customer care and billing solutions, which are portable to new verticals such as utilities, financial services, and content distribution.  In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Our attempts to meet these demands subjects our R&D efforts to greater risks.

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $220 million of goodwill, and $111 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts) as of December 31, 2015. These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

As of December 31, 2015, we were operating in over 30 leased sites around the world, representing over 550,000 square feet.

Our corporate headquarters is located in Englewood, Colorado. In addition, we lease office space in the U.S. in Atlanta, Georgia; Bloomfield, New Jersey; Chicago, Illinois; Columbia, Maryland; Omaha, Nebraska; Oxnard, California; and Philadelphia, Pennsylvania. The leases for these office facilities expire in the years 2016 through 2025. We also maintain leased facilities internationally in Australia, Brazil, Canada, China, Denmark, France, India, Ireland, Lebanon, Malaysia, Philippines, Saudi Arabia, Singapore, South Africa, Sweden, United Arab Emirates, and the U.K. The leases for these international office facilities expire in the years 2016 through 2022. We utilize these office facilities primarily for the following: (i) client services, training, and support; (ii) product and operations support; (iii) systems and programming activities; (iv) professional services staff; (v) R&D activities; (vi) sales and marketing activities; and (vii) general and administrative functions.

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

************************************************************************************************

Executive Officers of the Registrant

Our executive officers are Bret C. Griess (President and Chief Executive Officer), Randy R. Wiese (Executive Vice President and Chief Financial Officer), and Joseph T. Ruble (Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer).

We have employment agreements with each of the executive officers.

Peter E. Kalan resigned as Chief Executive Officer on December 30, 2015 and is no longer an executive officer of the company.

Bret C. Griess

President and Chief Executive Officer

Mr. Griess, 47, serves as President and Chief Executive Officer for CSG.  He joined CSG in 1996 and held a variety of positions in Operations and Information Technology, until being appointed Executive Vice President of Operations in February 2009, Chief Operating Officer in March 2011, and President in June 2015. In January 2016, Mr. Griess was appointed President and Chief Executive Officer and a member of the Board.  Prior to joining CSG, Mr. Griess was Genesis Product Manager with Chief Automotive Systems from 1995 to 1996, and an information systems analyst with the Air Force from 1990 to 1995. Mr. Griess holds an M.A. degree in Management and a B.S. degree in Management from Bellevue University in Nebraska, an A.A.S. degree from the Community College of the Air Force, and an A.S. degree in Business Administration from Eastern Florida State College, formerly Brevard Community College.

Randy R. Wiese

Executive Vice President and Chief Financial Officer

Mr. Wiese, 56, serves as Executive Vice President and Chief Financial Officer for CSG. Mr. Wiese joined CSG in 1995 as Controller and later served as Chief Accounting Officer. He was named Executive Vice President and Chief Financial Officer in April 2006. Prior to joining CSG, he was manager of audit and business advisory services and held other accounting-related positions at Arthur Andersen & Co. Mr. Wiese is a member of the AICPA and the Nebraska Society of Certified Public Accountants, and serves on the Board of Directors of Habitat for Humanity-Omaha Chapter. He holds a B.S. degree in Accounting from the University of Nebraska-Omaha.

Joseph T. Ruble

Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer

Mr. Ruble, 55, serves as Executive Vice President, General Counsel, Corporate Secretary and Chief Administrative Officer for CSG. Mr. Ruble joined CSG in 1997 as Vice President and General Counsel. In November 2000, he was appointed Senior Vice President of Corporate Development, General Counsel and Corporate Secretary. In February 2007, he was named Executive Vice President and Chief Administrative Officer. Prior to joining CSG, Mr. Ruble served from 1991 to 1997 as Vice President, General Counsel and Corporate Secretary for Intersolv, Inc., and as counsel to Pansophic Systems, Inc. for its international operations from 1988 to 1991. Prior to that, he represented the software industry in Washington, D.C. on legislative matters. Mr. Ruble holds a J.D. from Catholic University of America and a B.S. degree from Ohio University.

Board of Directors of the Registrant

Information related to our Board of Directors (the “Board”) is provided below.

On December 30, 2015, Peter E. Kalan resigned from the Board in conjunction with his resignation as Chief Executive Officer.

Donald B. Reed

Mr. Reed, 71, was elected to the Board in May 2005 and has served as the Company’s non-executive Chairman of the Board since January 2010. Mr. Reed is retired, having served as Chief Executive Officer of Cable & Wireless Global from May 2000 to January 2003. Cable & Wireless Global, a subsidiary of Cable & Wireless plc, is a provider of internet protocol (IP) and data services to business customers in the U.S., U.K., Europe, and Japan. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997, Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national, and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. Mr. Reed holds a B.S. degree in History from Virginia Military Institute.

Bret C. Griess

Mr. Griess’ biographical information is included in the “Executive Officers of the Registrant” section shown directly above.

David G. Barnes

Mr. Barnes, 54, was appointed to the Board in February 2014. He currently serves as the Chief Financial Officer and a Director for MWH Global, a private, employee-owned global provider of environmental engineering, construction, and strategic consulting services.  From 2006 to 2008, he was Executive Vice President of Western Union Financial Services. From 2004 to 2006, Mr. Barnes served as Chief Financial Officer of Radio Shack Corporation. From 1999 to 2004, he was Vice President, Treasurer, and U.S. Chief Financial Officer for Coors Brewing Company. Mr. Barnes holds an M.B.A. degree from the University of Chicago and a B.A. degree from Yale University.

Ronald H. Cooper

Mr. Cooper, 59, was elected to the Board in November 2006. He most recently served as the President and Chief Executive Officer of Clear Channel Outdoor Americas, Inc. from 2009 through 2012. Prior to this position, Mr. Cooper was a Principal at Tufts Consulting LLC from 2006 through 2009. He previously spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and Chief Operating Officer from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, MediaOne and its predecessor Continental Cablevision, Inc. He has held various board and committee seats with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing, New England Cable Television Association, and Outdoor Advertising Association of America. Mr. Cooper holds a B.A. degree from Wesleyan University.

John L. M. Hughes

Mr. Hughes, 64, was appointed to the Board in March 2011. Mr. Hughes previously served as Chairman of the Board for Intec Telecom Systems plc for nearly six years until the company was acquired by us in 2010. Mr. Hughes currently serves as Chairman of the Board for Just-Eat Group plc and Spectris plc, and for privately-held Zenos Cars. He also is a Director on the boards for Equinix, Inc. and privately-held Scorpion Ventures Limited.  During the past five years, Mr. Hughes was formerly a Director on the boards of the public companies of NICE-Systems Ltd., Sepura plc, Telecity Group plc, and Vitec Group plc. Mr. Hughes has been an advisor to Oakley Corporate Finance since 2012 and previously served as an advisor to Advent International, a private equity fund, from 2008 to 2011.  Prior to his board positions, from 2000 to 2004, Mr. Hughes served as Executive Vice President and Chief Operating Officer for Thales Group, a European provider of complex systems for the defense, aerospace, and commercial markets. Prior to 2000, he served as President of GSM/UMTS Wireless Networks of Lucent Technologies, and as the Director of Convex Global Field Operations and Vice President and Managing Director of Convex Europe, a division of Hewlett‑Packard Company. Mr. Hughes holds a B.S. degree in Electrical and Electronic Engineering from the Hatfield Polytechnic (now the University of Hertfordshire).

Janice I. Obuchowski

Ms. Obuchowski, 64, was elected to the Board in November 1997. Ms. Obuchowski is the founder and President of Freedom Technologies, Inc., a research and consulting firm providing public policy, strategic, and engineering advice to companies in the communications sector, government agencies, and international clients, since 1992. She was previously Chairman and Founder of Frontline Wireless, Inc., a public safety network start-up from 2007 through 2008. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radiocommunication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce, and Administrator for the National Telecommunications and Information Administration (NTIA) and as the head of international government relations at NYNEX Corporation. Ms. Obuchowski currently serves as a Director on the boards for Orbital ATK and Inmarsat. She also has served on several non-profit and other publicly traded company boards. She holds a J.D. degree from Georgetown University and a B.A. degree from Wellesley College, and also attended the University of Paris.

Frank V. Sica

Mr. Sica, 65, has served as a director of the Company since its formation in 1994. Mr. Sica is currently a Managing Partner of Tailwind Capital. From 2004 to 2005, Mr. Sica was a Senior Advisor to Soros Private Funds Management. From 2000 until 2003, he was President of Soros Private Funds Management, where he oversaw the direct real estate and private equity investment activities of Soros. In 1998, he joined Soros Fund Management where he was a Managing Director responsible for Soros’ private equity investments. Mr. Sica was previously Managing Director for Morgan Stanley Merchant Banking Division. He currently serves as a Director on the boards of JetBlue Airways, Kohl’s Corporation, and Safe Bulkers, Inc. Mr. Sica holds an M.B.A. degree from the Tuck School of Business at Dartmouth College and a B.A. degree from Wesleyan University.

Donald V. Smith

Mr. Smith, 73, was elected to the Board in January 2002. Mr. Smith is presently retired. Previously, he served as Senior Managing Director of Houlihan Lokey Howard & Zukin, Inc., an international investment banking firm with whom he has been associated from 1988 through 2009, and where he served on the board of directors. From 1978 to 1988, he served as Principal with Morgan Stanley & Co. Inc., where he headed their valuation and reorganization services. He is also on the board of directors of several non-profit organizations. Mr. Smith holds an M.B.A. degree from the Wharton Graduate School of the University of Pennsylvania and a B.S. degree from the United States Naval Academy.

James A. Unruh

Mr. Unruh, 75, was elected to the Board in June 2005. Mr. Unruh became a founding Principal of Alerion Capital Group, LLC, a private equity investment company, in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation from 1987 to 1997, including serving as its Chairman and Chief Executive Officer from 1990 to 1997. From 1982 to 1986, Mr. Unruh held various executive positions, including Senior Vice President-Finance and Chief Financial Officer with Burroughs Corporation, a predecessor of Unisys Corporation. Prior to 1982, Mr. Unruh was Chief Financial Officer with Memorex Corporation and also held various executive positions with Fairchild Camera and Instrument Corporation, including Chief Financial Officer. Mr. Unruh currently serves as Director on the boards for Prudential Financial, Inc. and Tenet Healthcare Corporation, and formerly served as Director on the boards for Qwest Communications International, Inc. and CenturyLink, Inc. during the past five years. He holds an M.B.A. degree from the University of Denver and a B.S. degree from the University of Jamestown.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol ‘‘CSGS’’. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ.

2015	High	Low	Dividends Declared
First quarter	$30.95	$23.72	$0.1750
Second quarter	32.80	28.69	0.1750
Third quarter	33.20	29.18	0.1750
Fourth quarter	38.85	30.54	0.1750

2014	High	Low	Dividends Declared
First quarter	$32.11	$25.59	$0.1500
Second quarter	27.75	24.74	0.1575
Third quarter	28.45	25.52	0.1575
Fourth quarter	27.11	23.16	0.1575

On February 22, 2016, the last sale price of our common stock as reported by NASDAQ was $38.02 per share. On January 31, 2016, the number of holders of record of common stock was 154.

Dividends

In June 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders for the first time in our history. Quarterly cash dividends were paid to stockholders in March, June, September, and December of 2015 and 2014, as detailed in the table above.  Going forward, we expect to continue to pay dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval. In January 2016, our Board declared a dividend of $0.185 per share of common stock to be paid on March 31, 2016 for shareholders of record as of the close of business on March 16, 2016.

The payment of dividends is subject to the covenants of our Credit Agreement, and has certain impacts to our senior subordinated convertible contingent debt (the 2010 Convertible Notes). See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2010, in our common stock and in each of the two indexes, and that all dividends, if any, were reinvested.

	As of December 31,
	2010	2011	2012	2013	2014	2015
CSG Systems International, Inc.	$100.00	$77.67	$95.99	$158.01	$137.90	$202.33
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
Data Preparation and Processing Services	100.00	108.45	126.43	181.69	200.82	214.95

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	$—	4,663,888

Of the total number of securities remaining available for future issuance, 4,223,266 shares can be used for various types of stock-based awards, as specified in the equity compensation plan, with the remaining 440,622 shares to be used for our employee stock purchase plan. See Note 11 to our Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2015 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31	285	$32.00	—	7,305,247
November 1 - November 30	—	—	—	7,305,247
December 1 - December 31	246,218	31.63	245,393	7,059,854
Total	246,503	$31.63	245,393
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 10 to our Financial Statements for additional information regarding our share repurchases.

Item 6. Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statements of Income Data:
Revenues (1)(2)	$752,520	$751,286	$747,468	$756,866	$734,731
Operating income (1)(2)	113,140	75,690	76,704	96,574	96,285
Net income (6)	62,567	35,711	45,268	47,120	42,282

Weighted-average diluted shares outstanding	33,438	33,736	32,873	32,476	33,022

Diluted net income per common share (6)	$1.87	$1.06	$1.38	$1.45	$1.28

Dividend declared per share (4)	$0.70	$0.62	$0.45	$-	$-

Key Capital Activities:
Shares repurchased under Stock Repurchase Program (5)	1,838	733	500	823	750
Cost of shares repurchased under Stock Repurchase Program (5)	$56,959	$19,106	$10,129	$13,350	$9,930
Dividends declared (4)	22,852	21,327	15,214	-	-

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments	$240,936	$201,800	$210,837	$169,321	$158,830
Total assets (6)	877,233	854,632	868,809	847,225	814,897
Total debt (3)	284,577	255,831	265,050	274,698	309,744
Total treasury stock (5)	814,437	757,478	738,372	728,243	714,893
Total stockholders' equity (4)(6)	345,845	358,633	358,262	324,880	274,714

(1)

On July 13, 2012, we acquired the Ascade business, and as a result, approximately six months of their operations are included in our 2012 results (approximately $9 million of revenue impact) and a full twelve months of their operations are included in our 2013, 2014, and 2015 results. See the MD&A Basis of Discussion – Impact of Divestitures and Acquisitions section in our MD&A for further discussion of the Ascade acquisition. The overall cost of the Ascade acquisition was approximately $19 million, and was paid from existing cash.

(2)

In September 2015, we sold our cyber-security business, marketed under the Invotas brand, to certain former management personnel, resulting in a gain on the sale of $3.7 million.  The impact of Invotas to our business prior to the divestiture date was not material.

On July 1, 2013, we sold a small print operation, and on December 31, 2013, we sold our marketing analytics business marketed under the Quaero brand.  As a result of these divestitures, 2014 revenue levels were approximately $13 million lower when compared to our 2013 revenues generated from these businesses. We sold these businesses for a total of approximately $6 million, and recorded a total loss on the dispositions of approximately $3 million.

(3)

In February 2015, we refinanced our Credit Agreement.  As a result, under the refinanced Credit Agreement, we: (i) extended the term of the agreement to February 2020; (ii) increased the amount of the revolving credit facility from $100 million to $200 million; and (iii) borrowed $150 million, resulting in a net increase of available cash of $30 million, after paying off the outstanding $120 million balance from the term loan under the previous Credit Agreement.

In November 2012, we refinanced our Credit Agreement, and as a result, under the refinanced Credit Agreement, we: (i) borrowed $150 million, thus paying down $18 million of outstanding debt; and (ii) extended the term from 2015 to 2017.

See Note 5 to our Financial Statements for additional discussion of our debt.

(4)

In June 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders for the first time in our history.  Quarterly dividends are typically paid each year in March, June, September, and December with the amount and timing subject to the Board’s approval.  Because of the timing of when we initiated our dividend, 2013 only includes three quarterly dividends.

(5)

In March 2015, we entered into an accelerated share repurchase (“ASR”) Agreement with a counterparty to repurchase $50 million of our common stock.  Final share settlement occurred in December 2015, with total shares purchased under the ASR Agreement of 1.6 million.

(6)	The 2014, 2013, and 2012 amounts have been adjusted as a result of an immaterial correction made to the income tax provision. See Note 7 to our Financial Statements for additional discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MD&A Basis of Discussion - Impact of Divestitures and Acquisitions

Our Consolidated Statements of Income (“Income Statements” or “Income Statement”) for the years ended December 31, 2015, 2014, and 2013 reflect the results of operations for the following acquisitions and divestitures:

●

In September 2015, we sold our cyber-security business, marketed under the Invotas brand, to certain former management personnel, resulting in a gain on the sale of $3.7 million, which is included in restructuring and reorganization charges in our 2015 Income Statement.  The impact of Invotas to our business prior to the divestiture date was not material.  We retained a minority interest in the business such that the results of operations from the business are not included in our financial statements subsequent to the divestiture date.

In February 2016, this business was acquired by a third-party.  Based on the terms of our agreement with former management personnel, we have received additional proceeds which were contingent upon a liquidation event, as defined in the agreement, resulting in an additional gain on the sale of approximately $6.6 million.  The additional gain on sale will be recognized in the first quarter of 2016, and will be included in restructuring and reorganization charges in our Income Statement.

●

On December 31, 2013, we sold our marketing analytics business marketed under the Quaero brand, which generated approximately $11 million of revenue in 2013.  As part of this transaction, we retained certain clients, which generated approximately $2 million and $3 million, respectively, of this revenue in 2015 and 2014.

●	On July 1, 2013, we sold a small print operation, which generated revenues of approximately $5 million in 2013.

As a result of these acquisitions and divestitures, amounts may not be comparable between years due to the timing of the transactions. The comparable differences have been described below where relevant or significant. Overall, the acquisition and divestiture activity was not material to our operating results in 2015, 2014, or 2013.

Management Overview

Results of Operations. A summary of our results of operations for 2015 and 2014, and other key performance metrics are as follows (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2015	2014
Revenues	$752,520	$751,286
Operating results:
Operating income	113,140	75,690
Operating income margin	15.0%	10.1%
Diluted earnings per share (“EPS”)	$1.87	$1.06
Supplemental data:
Restructuring charges	3,074	13,969
Stock-based compensation (1)	21,371	16,655
Amortization of acquired intangible assets	11,983	15,408
Amortization of OID	6,246	5,781
(1)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues. Our revenues for 2015 were $752.5 million, a slight increase when compared to $751.3 million for 2014. The increase can be primarily attributed to a 3% increase in our processing revenues, offset by unfavorable foreign currency movements, which had a negative impact to total revenues of approximately $15 million.  The growth in our processing revenues for 2015 was driven largely by the migration of new customer accounts onto ACP, and the continued revenue growth from our Ascendon solution and international managed services offering, offset by some of the challenges we experienced in our software and services revenues.

Operating Results. Operating income for 2015 was $113.1 million, or a 15.0% operating income margin percentage, compared to $75.7 million, or a 10.1% operating income margin percentage for 2014, with the increase due to lower operating expenses (driven primarily by foreign currency movements, focus on cost improvements, and lower restructuring and reorganization charges), and the scale benefits we are achieving from increasing the number of customer accounts and clients on our solutions.

Diluted EPS. Diluted EPS for 2015 was $1.87 compared to $1.06 for 2014 with the increase primarily attributed to the higher operating margin.

Balance Sheet and Cash Flows. As of December 31, 2015, we had cash, cash equivalents, and short-term investments of $240.9 million, as compared to $201.8 million as of December 31, 2014. Cash flows from operating activities for 2015 were $137.0 million, compared to $83.7 million for 2014, with the fluctuations between years caused primarily by timing items within our working capital.  See the Liquidity section below for further discussion of our cash flows.

Capital Planning Activities

In February 2015, we announced a planned increase in our capital allocation to shareholders and an improvement in our capital structure that included the following key items:

•	an 11% increase in our quarterly dividend effective for the first quarter of 2015, which resulted in dividends for 2015 of approximately $23 million;
•

a planned increase in share repurchases of up to $150 million under our Stock Repurchase Program over the next three years, which resulted in share repurchases of approximately $57 million for 2015, of which $50 million was done through an accelerated share repurchase program (“ASR”) program, that was executed in March; and

•	an amendment to our credit agreement which provides capital capacity and flexibility in managing our capital structure over the next five years.

In 2016, we plan to continue this capital allocation strategy as follows:

•	a 6% increase in our quarterly dividend effective for the first quarter of 2016; and
•	the repurchase of a minimum of up to $50 million of shares in 2016.

Significant Client Relationships

Comcast. Comcast continues to be our largest client. For 2015 and 2014, revenues from Comcast were $177 million and $162 million, respectively, representing approximately 24% and 22% of our total revenues. This increase is driven primarily by the migration of additional Comcast customer accounts to our platform, as noted below.  Our agreement with Comcast runs through June 30, 2019, with an option to extend the agreement for two consecutive one-year terms by exercising the renewal options no later than January 1, 2019 for the first extension option, and January 1, 2020 for the second extension option.

During the fourth quarter of 2014, Comcast added over two million residential customer accounts onto ACP and approximately two million more during 2015. We believe we have the opportunity to migrate up to an additional six million Comcast customer accounts that are currently on one of our competitor’s platforms onto our solution over the next several years as part of Comcast’s future standardization initiatives for their residential business. However, the timing of and the number of additional customer accounts to be migrated to CSG, if any, is at the discretion of Comcast.  Therefore, there can be no assurances as to the timing or the number of additional customer accounts migrated to us by Comcast, or whether we will experience any further material increase in revenues or profits under the Amended Agreement. See our Risk factors for additional discussion.

A copy of the Comcast agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

DISH. DISH is our second largest client. For 2015 and 2014, revenues from DISH were $107 million and $112 million, respectively, representing approximately 14% and 15% of our total revenues. Our agreement with DISH runs through December 31, 2017.

The DISH agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Time Warner. Time Warner is our third largest client. For 2015 and 2014, revenues from Time Warner were $87 million and $83 million, respectively, representing approximately 12% and 11% of our total revenues. Our agreement with Time Warner runs through March 31, 2017, with an option to extend the term for one additional year by exercising the renewal option on or before September 30, 2016.

The Time Warner processing agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in our Income Statement (in thousands):

	2015	2014	2013
Cost of processing and related services	$2,589	$3,203	$2,342
Cost of software and services	2,563	1,071	897
Cost of maintenance	204	201	253
Research and development	3,206	2,343	1,621
Selling, general and administrative	12,809	9,837	9,683
Restructuring	(241)	-	-
Total stock-based compensation expense	$21,130	$16,655	$14,796

See Notes 2 and 11 to our Financial Statements for additional discussion of our stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in our Income Statement (in thousands):

	2015	2014	2013
Cost of processing and related services	$1,347	$1,305	$2,109
Cost of maintenance	10,636	14,103	17,111
Total amortization of acquired intangible assets	$11,983	$15,408	$19,220

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations. These critical accounting policies were determined by considering our accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to: (i) revenue recognition; (ii) impairment assessments of goodwill and other long-lived assets; (iii) income taxes; and (iv) loss contingencies. These critical accounting policies, as well as our other significant accounting policies, are disclosed in the notes to our Financial Statements.

Revenue Recognition. The revenue recognition policy that involves the most complex or subjective decisions or assessments that may have a material impact on our business’ operations relates to the accounting for certain software license and services arrangements.

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

The initial sale of our software products generally requires significant production, modification or customization and thus falls under the guidelines of contract accounting. In these software license arrangements, the software license and professional services elements of the arrangement fee are typically combined and subject to contract accounting using the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, software license and professional services revenues are typically recognized as the professional services related to the software implementation project are performed. We are using hours performed on the project as the measure to determine the percentage of the work completed.

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

As of July 31, 2015, we had goodwill of approximately $225 million, which was assigned to a single reporting unit. Since we had only a single reporting unit, we used our public market capitalization as our primary means to estimate the fair value for that single reporting unit. Since our market capitalization exceeded the carrying value of our single reporting unit by a significant margin, we concluded there was no impairment of goodwill.

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

One of the more complex items within our income tax expense is the determination of our annual research and experimentation income tax credit (“R&D credit”).  We incur more than $100 million annually in R&D expense.  The calculation of the R&D tax credit involves the identification of qualifying projects, and then an estimation of the qualifying costs for such projects.  Because of the size, nature, and the number of projects worked on in any given year, the calculation can become complex and certain judgments are necessary in determining the amount of the R&D credits claimed.  In fact, during the fourth quarter of 2015, we corrected our financial statements for an error in the calculation of R&D credit amounts recorded within our 2014, 2013, and 2012 income tax provisions.  See further discussion below and Note 7 to our Financial Statements for additional information regarding this immaterial correction.

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

Detailed Discussion of Results of Operations

Total Revenues. Total revenues for: (i) 2015 were $752.5 million, a slight increase from $751.3 million for 2014; and (ii) 2014 increased 1% to $751.3 million, from $747.5 million for 2013.

•

The slight increase in 2015 revenues can be primarily attributed to growth in our processing revenues, offset by unfavorable foreign currency movements, which had a negative impact to total revenues of approximately $15 million.  The growth in our processing revenues for 2015 was driven largely by the migration of new customer accounts onto ACP, and the continued revenue growth from our Ascendon solution and international managed services offering, offset by some of the challenges we experienced in our software and services revenues.

•

The 1% year-over-year increase between 2014 and 2013 is mainly due to the growth in processing revenues of approximately $25 million that we experienced during 2014, which more than offset the lower software and services revenues for the year and the approximately $13 million year-over-year impact of the two business divestitures completed in the second half of 2013, discussed above.

The components of total revenues, discussed in more detail below, are as follows:

	Year Ended December 31,
	2015	2014	2013
Revenues:
Processing and related services	$577,410	$562,109	$537,453
Software and services	93,678	102,585	118,988
Maintenance	81,432	86,592	91,027
Total revenues	$752,520	$751,286	$747,468

Processing and Related Services Revenues. Processing and related services revenues for: (i) 2015 increased 3% to $577.4 million, from $562.1 million for 2014; and (ii) 2014 increased 5% to $562.1 million, from $537.5 million for 2013.

•

The year-over-year increase between 2015 and 2014 in processing and related services revenues is primarily the result of the migration of new customer accounts onto ACP, and the continued revenue growth from our Ascendon solution and international managed services offering.  As discussed above, Comcast added over two million customer accounts onto ACP during the fourth quarter of 2014, and approximately two million additional customer accounts during the second half of 2015.

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

Additionally, amortization of the investments in client contracts intangible asset (reflected as a reduction of processing revenues) for 2015, 2014, and 2013 was $5.2 million, $6.4 million, and $6.2 million, respectively.

Software and Services Revenues. Software and services revenues for: (i) 2015 decreased 9% to $93.7 million, from $102.6 million for 2014; and (ii) 2014 decreased 14% to $102.6 million, from $119.0 million for 2013.

•

The year-over-year decrease in software and services revenues from 2015 to 2014 is primarily attributed to foreign currency movements, and to a lesser degree, continued extended sales cycles in our software and professional services business and lower demand.

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

Maintenance Revenues. Maintenance revenues for: (i) 2015 decreased 6% to $81.4 million, from $86.6 million for 2014; and (ii) 2014 decreased 5% to $86.6 million, from $91.0 million for 2013.

•	The year-over-year decrease in maintenance revenues from 2015 to 2014 can be attributed to foreign currency movements.
•

The year-over-year decrease from 2014 to 2013 can be attributed to:  (i) the timing of maintenance renewals and related revenue recognition; (ii) lower software license sales during the year, which translates to lower maintenance revenue; and (iii) pricing pressures that we have been experiencing on maintenance renewals, driven mainly by various market factors.

Total Operating Expenses. Our operating expenses for: (i) 2015 decreased 5% to $639.4 million, from $675.6 million for 2014; and (ii) 2014 increased 1% to $675.6 million, from $670.8 million for 2013.

•

The $36.2 million decrease in total operating expenses between 2015 and 2014 is due mainly to favorable foreign currency movements, our focus on cost improvements (to include the benefits we received from the 2014 restructuring activities), and a reduction in restructuring and reorganization costs.

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

Cost of Processing and Related Services (Exclusive of Depreciation). The cost of processing and related services revenues consists principally of the following: (i) data processing and network communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.); (iii) client support organizations (e.g., our client support call center, account management, etc.); (iv) various product delivery and support organizations (e.g., managed services delivery, product management, product maintenance, etc.); (v) facilities and infrastructure costs related to the statement production and support organizations; and (vi) amortization of acquired intangibles. The costs related to new product development (including significant enhancements to existing products and services) are included in R&D expenses.

The cost of processing and related services for: (i) 2015 decreased 2% to $270.7 million, from $277.1 million for 2014; and (ii) 2014 increased 9% to $277.1 million, from $253.8 million for 2013.  Total processing and related services cost of revenues as a percentage of our processing and related services revenues for 2015, 2014, and 2013, were 46.9%, 49.3%, and 47.2%, respectively.

•

The year-over-year decrease in cost of processing and related services between 2015 and 2014 is mainly due cost savings initiatives, and other decreases in variable costs, and to a lesser degree, favorable foreign currency movements.

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

The cost of software and services for: (i) 2015 decreased 14% to $68.6 million, from $79.6 million for 2014; and (ii) 2014 decreased 5% to $79.6 million, from $84.2 million for 2013.

•

The year-over-year decrease in cost of software and services between 2015 and 2014 is primarily due to favorable foreign currency movements, and to a lesser degree, targeted efficiencies and cost improvements within our professional services practice.

•

The year-over-year decrease in cost of software and services between 2014 and 2013 is reflective of the lower revenues for the periods and a result of the reassignment of personnel and the related costs previously assigned internally to software and consulting projects to other projects, offset to a certain degree by the estimated cost overruns related to the large software and services implementation project, discussed below.

Total cost of software and services as a percentage of our software and services revenues for 2015, 2014, and 2013, were 73.2%, 77.6%, and 70.8%, respectively, with the level and variability of these percentages reflective of the negative impact of two large implementation projects.  In the first quarter of 2014, we incurred a loss of approximately $4 million on a large software and implementation project (to be substantially completed in 2019) due to cost overruns.  In the first quarter of 2015, we incurred a loss of approximately $5 million on another large software and services implementation project (to be substantially completed in 2016) due to estimated cost overruns.

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

The cost of maintenance for: (i) 2015 increased 24% to $40.4 million, from $32.6 million for 2014; and (ii) 2014 decreased 17% to $32.6 million, from $39.2 million for 2013. Total cost of maintenance as a percentage of our maintenance revenues for 2015, 2014, and 2013 were 49.6%, 37.7%, and 43.0%, respectively.

•

The increase in cost of maintenance between 2015 and 2014 can be mainly attributed to the reassignment of personnel and the related costs to maintenance projects from other projects, offset by the favorable movements in foreign currency between years.

•

The decrease between 2014 and 2013 is mainly attributed to lower amortization expense for certain technology assets that became fully amortized in previous periods and the reassignment of personnel and the related costs previously assigned internally to maintenance projects to other projects.

R&D Expense (Exclusive of Depreciation). R&D expense for: (i) 2015 decreased 3% to $102.0 million, from $104.7 million for 2014; and (ii) 2014 decreased 5% to $104.7 million, from $110.0 million for 2013.

•	The decrease in R&D expense between 2015 and 2014 is attributed to favorable foreign currency movements.
•

The decrease between 2014 and 2013 is primarily the result of a reassignment of resources previously allocated to development projects to other areas of the business, primarily client directed and funded work on our ACP platform.

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

As a percentage of total revenues, R&D expense for 2015, 2014, and 2013 was 13.5%, 13.9%, and 14.7%, respectively. We expect that our R&D investment activities in the near-term will be relatively consistent with those of the past few years, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

Selling, General and Administrative Expense (Exclusive of Depreciation) (“SG&A”). SG&A expense for: (i) 2015 decreased 9% to $139.8 million, from $153.5 million for 2014; and (ii) 2014 increased 1% to $153.5 million, from $152.6 million for 2013.

•

The decrease in SG&A expense between 2015 and 2014 reflect: (i) the financial benefits of the restructuring activities undertaken in 2014 to reduce our sales and marketing costs; (ii) focus on cost improvements, to include the divestiture of Invotas; and (iii) impact of foreign currency movements.

•

The increase in SG&A expense between 2014 and 2013 is mainly due to the investments we made towards new initiatives, to include our international managed services offering, our content monetization platforms, and cyber security offering (i.e., our Invotas product).

Additionally, it should be noted that 2014 SG&A expense benefited from a settlement agreement ending litigation that we had asserted against a third party for patent infringement and misappropriation of trade secrets.  In exchange for the release from the lawsuit we initiated, we recorded $3.9 million (net of a time value discount and legal costs incurred) as a reduction of SG&A expenses in that period.

As a percentage of total revenues, SG&A expense for 2015, 2014, and 2013 was 18.6%, 20.4%, and 20.4%, respectively.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for:  (i) 2015 was $14.8 million, a slight increase from $14.1 million for 2014; and (ii) 2014 decreased 24% to $14.1 million, from $18.6 million for 2013, with the decrease the result of certain assets becoming fully depreciated, and to a lesser degree, the assets sold as part of our 2013 divestitures.

Restructuring and Reorganization Charges. In 2015, 2014, and 2013, we implemented various cost reduction and efficiency initiatives that resulted in restructuring and reorganization charges of $3.1 million, $14.0 million, and $12.4 million, respectively. These initiatives included: (i) the divestitures of our Invotas cyber security business, our Quaero marketing analytics business, and a small print operation; (ii) the reorganization of our Content Direct solution to facilitate its alignment across our offerings, including management programs and incentives; (iii) reducing our workforce to further align it around our long-term growth initiatives; (iv) the termination of our previously frozen defined benefit pension plan; and (v) the abandonment of space at some of our facility locations. We completed these initiatives in order to better align and allocate our resources around our long-term growth initiatives.

See Note 6 to our Financial Statements for additional information regarding these initiatives.

Operating Income. Operating income and operating income margin for: (i) 2015 was $113.1 million, or 15.0% of total revenues, compared to $75.7 million, or 10.1% of total revenues for 2014; and (ii) 2014 was $75.7 million, or 10.1% of total revenues, compared to $76.7 million, or 10.3% of total revenues for 2013.

•

The increases in operating income and operating income margin between 2015 and 2014 are due primarily to the overall reduction in operating expenses, discussed above, and the scale benefits we are achieving from increasing the number of customer accounts and clients on our solutions.

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

Interest expense for: (i) 2015 increased slightly to $11.0 million, from $10.5 million for 2014; and (ii) 2014 decreased to $10.5 million, from $11.6 million for 2013.

•

The increase in interest expense between 2015 and 2014 can be mainly attributed to the higher average debt balance outstanding in 2015 as compared to 2014 as a result of the additional $30 million that was borrowed in conjunction with the refinancing of the credit agreement in February 2015.

•	The decrease in interest expense between 2014 and 2013 can be primarily attributed to the lower average debt balance outstanding in 2014 as compared to 2013.

Income Tax Provision. Our effective income tax rates for 2015, 2014, and 2013 were as follows:

2015 (1)	2014 (2)	2013 (2)(3)
35%	42%	26%
(1)	Our 2015 effective tax rate was positively impacted by improved earnings in our non-U.S. operations.
(2)

During the fourth quarter of 2015, we corrected our financial statements for an error in the calculation of our R&D credit amounts recorded within our 2014, 2013, and 2012 income tax provisions.  The error, which relates to the 2009 – 2014 tax years, resulted in the understatement of income tax expense of $1.2 million, $6.1 million, and $1.8 million for each of years ended December 31, 2014, 2013, and 2012 (2013 beginning accumulated earnings), respectively.  Due to the timing of claims for certain of the R&D credit amounts, the fiscal year ended December 31, 2013 included the income tax benefits related to not only 2013, but the change in estimate of certain incremental R&D credits claimed for development activities generated in 2009, 2010, and 2012.   See Note 7 to our Financial Statements for additional information regarding this immaterial correction.

(3)	Our 2013 effective income tax rate was positively impacted by the following items:
•

The recognition of approximately $3 million of R&D tax credits that we generated in 2012 but were recorded in the first quarter of 2013. As a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013, we were unable to include these credits in the determination of our 2012 effective income tax rate, as a change in tax law is accounted for in the period of enactment. Thus, the benefit of these credits is reflected in our 2013 effective income tax rate.

•	The reduction of certain tax allowances related mainly to foreign operations, offset by increases in tax reserves for uncertainties, provided for the remaining net benefit.

Liquidity

Cash and Liquidity. As of December 31, 2015, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $240.9 million, compared to $201.8 million as of December 31, 2014. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

At December 31, 2015, as part of our 2015 Agreement, we have a $200 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in February 2020.  As of December 31, 2015, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of December 31, 2015, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31, 2015	December 31, 2014
Americas (principally the U.S.)	$199,117	$175,070
Europe, Middle East and Africa	36,396	22,098
Asia Pacific	5,423	4,632
Total cash, equivalents and short-term investments	$240,936	$201,800

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of December 31, 2015, we had $5.0 million of cash restricted as to use to collateralize outstanding letters of credit.

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

The primary use of our cash is to fund our operating activities. Over half of our total operating costs relate to labor costs (both employees and contracted labor) for the following: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. The other primary cash requirements for our operating expenses consist of: (i) data processing and related services and communication lines for our outsourced processing business; (ii) paper, envelopes, and related supplies for our statement processing solutions; (iii) hardware and software; and (iv) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. A summary of our material contractual obligations is provided below.

See “Cash Flows From Investing Activities” and “Cash Flows From Financing Activities” below for the other primary sources and uses of our cash.

Our 2015 and 2014 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by Operating Activities – Totals
Cash Flows from Operating Activities:
2015:
March 31	$26,193	$(7,257)	$18,936
June 30	26,770	12,806	39,576
September 30	33,187	(7,353)	25,834
December 31	27,688	24,925	52,613
Year-to-date total	$113,838	$23,121	$136,959

2014:
March 31	$27,983	$(36,561)	$(8,578)
June 30	24,804	43	24,847
September 30	22,452	(2,815)	19,637
December 31	29,427	18,318	47,745
Year-to-date total	$104,666	$(21,015)	$83,651

We believe the above table illustrates our ability to generate recurring quarterly cash flows from our operations, and the importance of managing our working capital items.  The quarterly and annual variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to fluctuations in timing for such things as client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between 2015 and 2014 that impacted our cash flows from operating activities are as follows:

Billed Trade Accounts Receivable

Management of our billed accounts receivable is one of the primary factors in maintaining strong quarterly cash flows from operating activities. Our billed trade accounts receivable balance includes significant billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, we evaluate our performance in collecting our accounts receivable through our calculation of days billings outstanding (“DBO”) rather than a typical days sales outstanding (“DSO”) calculation. DBO is calculated by taking the average monthly net trade accounts receivable balance for the period divided by billings for the period (including non-revenue items).

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2015:
March 31	$183,283	$(3,187)	$180,096	64
June 30	176,206	(3,937)	172,269	65
September 30	181,225	(3,878)	177,347	62
December 31	182,454	(3,600)	178,854	60

2014:
March 31	$198,840	$(3,104)	$195,736	64
June 30	194,413	(2,798)	191,615	69
September 30	193,760	(2,736)	191,024	70
December 31	187,692	(3,323)	184,369	65

The increases in gross and net billed accounts receivable at March 31, 2014, June 30, 2014, and September 30, 2014 are primarily related to the timing around certain recurring customer payments that were delayed at each quarter end, thus negatively impacting our DBO for the second and third quarters of 2014.

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

Unbilled Trade Accounts Receivable

Revenue earned and recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. Our unbilled accounts receivable as of the end of the indicated periods are as follows (in thousands):

	2015	2014
March 31	$44,281	$39,541
June 30	47,216	39,592
September 30	46,795	39,513
December 31	41,110	42,439

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

Accrued Employee Compensation

Accrued employee compensation increased $8.2 million to $59.6 million as of December 31, 2015, compared to $51.4 million as of December 31, 2014, with the increase mainly due to an increase in accrued incentive compensation.

Income Taxes Payable/Receivable

For 2015, our cash flows provided by operating activities related to income taxes payable/receivable was $9.0 million, compared to cash flows used in operating activities related to income taxes payable/receivable of $2.3 million for 2014.  This net $11.2 million change is primarily due to the timing of our estimated Federal and state income tax payments.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.

During 2015, 2014, and 2013 we purchased $181.6 million, $190.4 million, and $183.6 million, respectively, and sold or had mature $193.0 million, $197.5 million, and $89.7 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2015	2014	2013
Property and equipment	$18,845	$25,985	$30,076
Client contracts	8,018	5,600	7,092

Our capital expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) facilities and internal infrastructure items; and (iii) statement production equipment.

Our investments in client contracts for 2015, 2014, and 2013 relate primarily to: (i) cash incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our managed services solutions; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term managed services arrangements where we are required to defer conversion/set-up services fees and recognize those fees as the related services are performed. For 2015, 2014, and 2013 our: (i) investments in client contracts related to cash incentives were $1.8 million, $3.0 million, and $6.5 million, respectively; and (ii) the deferral of costs related to conversion/set-up services provided under long-term managed services contracts were $6.2 million, $2.6 million, and $0.6 million, respectively.

Cash Flows From Financing Activities. Our financing activities typically consist of various debt-related transactions and activities with our common stock, which are discussed below.

Issuance of Common Stock.

Proceeds from the issuance of common stock for 2015, 2014, and 2013 were $1.5 million, $1.4 million, and $1.6 million, respectively, and relates primarily to employee stock purchase plan purchases.

Repurchase of Common Stock.

During 2015, 2014, and 2013, we repurchased approximately 1,838,000, 733,000, and 500,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $56.9 million, $19.1 million, and $10.1 million, respectively.  Of our 2015 stock repurchases, $50 million was repurchased under an ASR Agreement entered into in March 2015.

Additionally, outside of our Stock Repurchase Program, during 2015, 2014, and 2013, we repurchased from our employees and then cancelled approximately 265,000 shares, 252,000 shares, and 264,000 shares of our common stock for $8.1 million, $6.9 million, and $5.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividends Paid on Common Stock.

During 2015, 2014, and 2013, the Board approved dividend payments totaling $22.9 million, $21.3 million, and $15.2 million, respectively, of which $22.2 million, $20.5 million, and $14.5 million, respectively, had been paid through December 31, 2015, 2014, and 2013 (with the remaining amount attributed to unvested incentive shares to be paid upon vesting).

Long-term debt.

During 2015, 2014, and 2013 we made a total of $7.5 million, $15.0 million, and $15.0 million, respectively, of principal repayments on our long-term debt balance.  Additionally, during 2015 we amended our 2012 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2015 Credit Agreement, resulting in a net increase of available cash of $30.0 million.  As part of this refinancing, we paid $2.7 million of deferred financing costs.  As of December 31, 2015, the total Term Loan balance outstanding was $142.5 million.

See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Balance Sheet but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2015, and the future periods in which such obligations are expected to be settled in cash (in thousands).

	Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 Years
Long-term debt	$311,235	$15,855	$195,018	$100,362	$-
Leases	83,212	12,887	23,998	17,352	28,975
Purchase obligations	326,177	70,266	99,737	83,947	72,227
Other obligations	17,232	5,744	11,488	-	-
Total	$737,856	$104,752	$330,241	$201,661	$101,202

The contractual obligation amounts reflected for our long-term debt are as of December 31, 2015, based upon the following assumptions:

(i)

our 2010 Convertible Notes will remain outstanding through their maturity date of March 1, 2017; (although the 2010 Convertible Notes can be converted the holder’s option during the quarter beginning January 1, 2016 and ending March 31, 2016, given the current market value of the 2010 Convertible Notes, we believe that the holders do not have a significant economic incentive to convert at this time); upon settlement, our cash obligation will not exceed their principal amount; and interest paid through their life is at a rate of 3.0% per annum (see further discussion of our cash and non-cash obligations related to the 2010 Convertible Notes in Capital Resources below);

(ii)

our Credit Agreement includes the mandatory quarterly amortization payments on the term loan as of December 31, 2015, and the interest paid throughout the life of the term loan is based upon the interest rate applicable as of December 31, 2015.

Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

The operating leases are discussed in Note 9 to our Financial Statements. Our purchase obligations consist primarily of our expected minimum base fees under the Infocrossing service agreement (discussed in Note 9 to our Financial Statements), hardware and software maintenance agreements, and business continuity planning services.

The other obligations reflect the requirement for us to pay cash of approximately $17 million ratably over three years related to the deferred income tax liabilities associated with our repurchase of the 2004 Convertible Debt Securities as discussed in Note 7 to our Financial Statements.

Of the total contractual obligations and commercial commitments above, approximately $331 million is reflected on our Balance Sheet.

Off-Balance Sheet Arrangements

None

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of December 31, 2015, we had cash, cash equivalents, and short-term investments of $240.9 million, of which approximately 80% is in U.S. Dollars and held in the U.S. We have $5.0 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. As of December 31, 2015, we had a $200 million revolving loan facility, the 2015 Revolver, with a syndicate of financial institutions.  As of December 31, 2015, we had no borrowing outstanding on our 2015 Revolver and had the entire $200 million available to us.  The 2015 Credit Agreement provides us with additional capital capacity, and greater flexibility to manage our capital structure over the next five years, including options to settle our convertible debt either upon conversion by holders or upon maturity in early 2017.  Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of December 31, 2015, we had 7.1 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2015 Credit Agreement places certain limitations on our ability to repurchase our common stock.

In February 2015, we announced our intent to repurchase up to $150 million under our Stock Repurchase Program over the next three years (2015-2017).  During the year ended December 31, 2015, we repurchased 1.8 million shares of our common stock for $56.9 million (weighted-average price of $31.00 per share) under our Stock Repurchase Program, of which $50 million was repurchased under an ASR plan.  We recently announced our intent to repurchase a minimum of up to $50 million of shares in 2016.

Under our Stock Repurchase Program, we may repurchase shares in the open market or a privately negotiated transaction, including through an ASR plan or under a SEC Rule 10b5-1 plan.  The actual timing and amount of the share repurchases will be dependent on the then current market conditions and other business-related factors.  Our common stock repurchases are discussed in more detail in Note 10 to our Financial Statements.

•

Cash Dividends. During the year ended December 31, 2015, the Board declared dividends totaling $22.9 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Boards’ approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Capital Expenditures. During 2015, we spent $18.8 million on capital expenditures. At this time, we expect our 2016 capital expenditures to be relatively consistent with that of 2015. As of December 31, 2015, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. processing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the year ended December 31, 2015, we made investments in client contracts of $8.0 million. As of December 31, 2015, we had commitments to make $1.5 million of client incentive payments in 2016.

We have issued stock warrants to Comcast (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to migrate new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of December 31, 2015, approximately 1 million Stock Warrants had vested based on the terms of the Warrant Agreement, and none of these Stock Warrants have been exercised to date.  The Stock Warrants are discussed in more detail in Note 10 to our Financial Statements.

•

Long-Term Debt. Our long-term debt at December 31, 2015 consisted of the following:  (i) 2010 Convertible Notes with a par value of $150.0 million; and (ii) 2015 Credit Agreement term loan borrowings of $142.5 million. Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time in the fiscal quarter following the period in which the price of our common stock trades over 130% of the conversion price for the last 20 consecutive trading days in the last 30 trading days of a fiscal quarter.  As of December 16, 2015, the closing price of our common stock exceeded 130% of the conversion price for the required period, thus allowing the 2010 Convertible Notes to be converted at the holder’s option during the quarter beginning January 1, 2016 and ending March 31, 2016.

Upon any conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows:  (i) we are required to pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash, at our discretion.  Based on our December 31, 2015 closing stock price of $35.98 per share, the 2010 Convertible Notes would have had a total settlement value of approximately $235 million.  Based on our February 22, 2016 closing stock price of $38.02 per share, the 2010 Convertible Notes would have had a total settlement value of approximately $250 million.  Given the current market value of the 2010 Convertible Notes exceeds the value holders would receive upon conversion if our common stock remains at the current levels, we believe that holders may not have a significant economic incentive to convert at this time.  However, there can be no assurances as to the conversion decisions made by the holders during the conversion period.  If none of the

2010 Convertible Notes are converted, our cash debt service for the 2010 Convertible Notes for 2016 is $4.5 million of interest payments.

Our 2015 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for 2016 is $7.5 million, and $3.9 million, respectively. We have the ability to make prepayments on our 2015 Credit Agreement without penalty.

Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2015, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the December 31, 2015 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-Term Investments. Our cash and cash equivalents as of December 31, 2015 and 2014 were $132.6 million and $81.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2015 and 2014 were $108.3 million and $120.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Long-Term Debt. The fair value of our 2010 Convertible Notes is exposed to market risk.  We do not carry the 2010 Convertible Notes at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of the 2010 Convertible Notes is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of December 31, 2015, the fair value of the 2010 Convertible Notes was estimated at $237.9 million using quoted market prices.

Foreign Currency Exchange Rate Risk

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

During the year ended December 31, 2015, we generated approximately 88% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of December 31, 2015 and 2014, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	December 31, 2015		December 31, 2014
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$-	$2,646	$(72)	$2,460
Euro	(179)	10,063	(107)	8,135
U.S. Dollar	(346)	18,551	(361)	15,639
Other	(53)	3,709	(11)	2,388
Totals	$(578)	$34,969	$(551)	$28,622

A hypothetical adverse change of 10% in the December 31, 2015 exchange rates would not have had a material impact upon our results of operations.

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited CSG Systems International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

February 26, 2016

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$132,631	$81,712
Short-term investments	108,305	120,088
Total cash, cash equivalents and short-term investments	240,936	201,800
Trade accounts receivable:
Billed, net of allowance of $3,600 and $3,323	178,854	184,369
Unbilled	41,110	42,439
Deferred income taxes	18,135	13,204
Income taxes receivable	4,038	4,088
Other current assets	35,153	28,470
Total current assets	518,226	474,370
Non-current assets:
Property and equipment, net of depreciation of $112,282 and $138,065	35,992	38,326
Software, net of amortization of $95,094 and $86,797	35,095	44,732
Goodwill	219,724	225,269
Client contracts, net of amortization of $87,890 and $88,585	39,738	46,903
Deferred income taxes	8,382	8,890
Other assets	20,076	16,142
Total non-current assets	359,007	380,262
Total assets	$877,233	$854,632
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized original issue discount of $7,923 and zero	$149,577	$22,500
Client deposits	33,694	35,791
Trade accounts payable	43,392	37,052
Accrued employee compensation	59,607	51,441
Deferred revenue	41,907	40,004
Income taxes payable	8,962	2,672
Other current liabilities	22,980	23,375
Total current liabilities	360,119	212,835
Non-current liabilities:
Long-term debt, net of unamortized original issue discount of zero and $14,169	135,000	233,331
Deferred revenue	9,828	9,648
Income taxes payable	4,413	3,918
Deferred income taxes	9,237	20,446
Other non-current liabilities	12,791	15,821
Total non-current liabilities	171,269	283,164
Total liabilities	531,388	495,999
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 4,664 and 6,032 shares reserved
for employee stock purchase plan and stock incentive plans; 32,555 and 33,945 shares outstanding	672	667
Common stock warrants; 2,851 and 2,851 warrants issued and outstanding	7,310	6,694
Additional paid-in capital	503,254	486,414
Treasury stock, at cost, 34,601 and 32,763 shares	(814,437)	(757,478)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	(97)	6
Cumulative foreign currency translation adjustments	(26,288)	(13,386)
Accumulated earnings	675,431	635,716
Total stockholders' equity	345,845	358,633
Total liabilities and stockholders' equity	$877,233	$854,632

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Processing and related services	$577,410	$562,109	$537,453
Software and services	93,678	102,585	118,988
Maintenance	81,432	86,592	91,027
Total revenues	752,520	751,286	747,468
Cost of revenues (exclusive of depreciation, shown separately below):
Processing and related services	270,715	277,084	253,756
Software and services	68,597	79,640	84,222
Maintenance	40,429	32,619	39,187
Total cost of revenues	379,741	389,343	377,165
Other operating expenses:
Research and development	101,950	104,712	110,008
Selling, general and administrative	139,839	153,488	152,553
Depreciation	14,776	14,084	18,633
Restructuring and reorganization charges	3,074	13,969	12,405
Total operating expenses	639,380	675,596	670,764
Operating income	113,140	75,690	76,704
Other income (expense):
Interest expense	(10,967)	(10,453)	(11,621)
Amortization of original issue discount	(6,246)	(5,781)	(5,352)
Interest and investment income, net	1,038	798	689
Other, net	(624)	1,268	1,099
Total other	(16,799)	(14,168)	(15,185)
Income before income taxes	96,341	61,522	61,519
Income tax provision	(33,774)	(25,811)	(16,251)
Net income	$62,567	$35,711	$45,268

Weighted-average shares outstanding:
Basic	31,051	32,449	32,117
Diluted	33,438	33,736	32,873

Earnings per common share:
Basic	$2.01	$1.10	$1.41
Diluted	1.87	1.06	1.38

Cash dividends declared per common share:	$0.70	$0.62	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$62,567	$35,711	$45,268
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,902)	(15,060)	(600)
Unrealized holding gains (losses) on short-term investments arising during period	(103)	(35)	38
Defined benefit pension plan:
Net loss arising from period (net of tax effect of $0, $0, and $(119))	-	-	(183)
Amortization of net actuarial loss included in net periodic pension cost (net of tax effect of $0, $0, and $28)	-	-	43
Final settlement of pension plan liability (net of tax effect of $0, $0, and $1,214)	-	-	1,901
Net change in defined benefit pension plan	-	-	1,761
Cash flow hedges:
Unrealized gains on change in fair value of interest rate swap contracts (net of tax effect of $0, $110, and $724)	-	195	1,140
Reclassification adjustment for losses included in net income (net of tax effect of $0, $(55), and $(368))	-	(97)	(580)
Net change in cash flow hedges	-	98	560
Other comprehensive income (loss), net of tax	(13,005)	(14,997)	1,759
Total comprehensive income, net of tax	$49,562	$20,714	$47,027

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
BALANCE, January 1, 2013	33,734	$653	$-	$461,497	$(728,243)	$(142)	$591,115	$324,880

Comprehensive income:
Net income	-	-	-	-	-	-	45,268
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	38	-
Unrealized pension plan gains and prior service costs, net of tax	-	-	-	-	-	1,761	-
Unrealized gain on change in fair value of interest rate swap contracts, net of tax	-	-	-	-	-	560	-
Foreign currency translation adjustments	-	-	-	-	-	(600)	-
Total comprehensive income								47,027
Repurchase of common stock	(764)	(3)	-	(5,346)	(10,129)	-	-	(15,478)
Issuance of common stock pursuant to employee stock purchase plan	68	-	-	1,347	-	-	-	1,347
Exercise of stock options	20	-	-	244	-	-	-	244
Stock-based compensation income tax benefits	-	-	-	660	-	-	-	660
Issuance of restricted common stock pursuant to stock-based compensation plans	840	8	-	(8)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(153)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	14,796	-	-	-	14,796
Declaration of cash dividends	-	-	-	-	-	-	(15,214)	(15,214)
BALANCE, December 31, 2013	33,745	658	-	473,190	(738,372)	1,617	621,169	358,262

Comprehensive income:
Net income	-	-	-	-	-	-	35,711
Unrealized loss on short-term investments, net of tax	-	-	-	-	-	(35)	-
Unrealized pension plan gains and prior service costs, net of tax	-	-	-	-	-	98	-
Foreign currency translation adjustments	-	-	-	-	-	(15,060)	-
Total comprehensive income								20,714
Repurchase of common stock	(985)	(2)	-	(6,925)	(19,106)	-	-	(26,033)
Issuance of common stock pursuant to employee stock purchase plan	61	-	-	1,394	-	-	-	1,394
Stock-based compensation income tax benefits	-	-	-	2,060	-	-	-	2,060
Issuance of restricted common stock pursuant to stock-based compensation plans	1,261	11	-	(11)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(137)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	16,706	-	-	-	16,706
Issuance of common stock warrants, granted to Comcast	-	-	6,694	-	-	-	-	6,694
Declaration of cash dividends	-	-	-	-	-	-	(21,164)	(21,164)
BALANCE, December 31, 2014	33,945	667	6,694	486,414	(757,478)	(13,380)	635,716	358,633

Comprehensive income:
Net income	-	-	-	-	-	-	62,567
Unrealized loss on short-term investments, net of tax	-	-	-	-	-	(103)	-
Foreign currency translation adjustments	-	-	-	-	-	(12,902)	-
Total comprehensive income								49,562
Repurchase of common stock	(2,103)	(3)	-	(8,065)	(56,959)	-	-	(65,027)
Issuance of common stock pursuant to employee stock purchase plan	59	1	-	1,546	-	-	-	1,547
Stock-based compensation income tax benefits	-	-	-	2,185	-	-	-	2,185
Issuance of restricted common stock pursuant to stock-based compensation plans	728	8	-	(8)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(74)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	21,181	-	-	-	21,181
Issuance of common stock warrants, granted to Comcast	-	-	616	-	-	-	-	616
Declaration of cash dividends	-	-	-	-	-	-	(22,852)	(22,852)
BALANCE, December 31, 2015	32,555	$672	$7,310	$503,254	$(814,437)	$(26,385)	$675,431	$345,845

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$62,567	$35,711	$45,268
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	14,776	14,084	18,633
Amortization	29,281	33,553	37,819
Amortization of original issue discount	6,246	5,781	5,352
Asset impairment	1,685	-	-
Loss on short-term investments and other	177	1,123	910
(Gain) loss on disposition of business operations	(3,733)	(222)	3,017
Loss on termination of pension plan	-	-	3,221
Deferred income taxes	(16,106)	41	(1,764)
Excess tax benefit of stock-based compensation awards	(2,185)	(2,060)	(677)
Stock-based employee compensation	21,130	16,655	14,796
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	1,831	(14,326)	(2,319)
Other current and non-current assets	(5,387)	(3,230)	(7,163)
Income taxes payable/receivable	8,953	(2,260)	10,639
Trade accounts payable and accrued liabilities	13,916	4,359	(994)
Deferred revenue	3,808	(5,558)	(104)
Net cash provided by operating activities	136,959	83,651	126,634

Cash flows from investing activities:
Purchases of property and equipment	(18,845)	(25,985)	(30,076)
Purchases of short-term investments	(181,553)	(190,427)	(183,575)
Proceeds from sale/maturity of short-term investments	192,994	197,466	89,688
Acquisition of and investment in businesses, net of cash acquired	(1,300)	-	(2,926)
Acquisition of and investments in client contracts	(8,018)	(5,600)	(7,092)
Proceeds from the disposition of business operations	-	1,130	4,530
Net cash used in investing activities	(16,722)	(23,416)	(129,451)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,547	1,394	1,591
Payment of cash dividends	(22,238)	(20,530)	(14,454)
Repurchase of common stock	(65,027)	(25,138)	(15,478)
Payments on acquired equipment financing	(829)	(1,097)	(2,723)
Proceeds from long-term debt	150,000	-	-
Payments on long-term debt	(127,500)	(15,000)	(15,000)
Payments of deferred financing costs	(2,742)	-	-
Excess tax benefit of stock-based compensation awards	2,185	2,060	677
Net cash used in financing activities	(64,604)	(58,311)	(45,387)
Effect of exchange rate fluctuations on cash	(4,714)	(2,898)	(2,857)

Net increase (decrease) in cash and cash equivalents	50,919	(974)	(51,061)

Cash and cash equivalents, beginning of year	81,712	82,686	133,747
Cash and cash equivalents, end of year	$132,631	$81,712	$82,686

Supplemental disclosures of cash flow information:
Cash paid during the year for-
Interest	$8,380	$8,265	$9,440
Income taxes	41,860	25,153	6,149

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

Processing and Related Services.

Our processing and related services revenue relates to: (i) our cloud-based, revenue management and content monetization solutions, and various related services; and (ii) our managed services offering in which we operate software solutions (primarily our software solutions) on behalf of our clients.

We contract for our cloud-based processing and related services using long-term agreements whose terms have typically ranged from three to ten years. The long-term processing agreements include multiple services delivered each month, to include such things as: (i) revenue billing and data processing services; (ii) business support services (e.g., workforce management tools, consumer credit verifications, etc.); (iii) content monetization and delivery functions; and (iv) customer statement invoice printing and mailing services. The fees for these deliverables typically are billed to our clients monthly based upon actual monthly volumes and/or usage of services (e.g., the number of client customers processed on our systems, the number of transactions processed on our systems, and/or the quantity and content of the monthly statements and mailings processed through our systems) or on a fixed monthly fee. We recognize processing and related services revenue on a monthly basis as we provide the services.

We contract for our managed services using long-term arrangements whose terms have ranged from three to eight years.  Under managed services agreements, we may operate software products (primarily our software solutions) on behalf of our clients: (i) out of a client’s data center; (ii) out of a data center we own and operate; or (iii) out of a third-party data center we contract with for such services. Managed services can also include us providing other services, such as transitional services, fulfillment, remittance processing, operational consulting, back office, and end user billing services.

Software and Services.

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

Maintenance.

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2015 and 2014, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of December 31, 2015 and 2014, we had $5.0 million and $4.7 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of December 31, 2015 and 2014 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of December 31, 2015 and 2014 have contractual maturities of less than two years from the time of acquisition. Our short-term investments at December 31, 2015 and 2014 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments in 2015, 2014, and 2013 were $193.0 million, $197.5 million, and $89.7 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$35,730	$—	$35,730	$9,785	$—	$9,785
Commercial paper	—	63,890	63,890	—	12,248	12,248
Short-term investments:
Corporate debt securities	—	31,253	31,253	—	88,494	88,494
Municipal bonds	—	2,763	2,763	—	9,945	9,945
U.S. government agency bonds	—	16,201	16,201	—	11,313	11,313
Asset-backed securities	—	11,443	11,443	—	10,336	10,336
Total	$35,730	$125,550	$161,280	$9,785	$132,336	$142,121

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Agreement (carrying value including current maturities)	$142,500	$142,500	$120,000	$120,000
Convertible debt (par value)	150,000	237,900	150,000	178,920

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.  See Note 5 for discussion regarding an amendment to our Credit Agreement.

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

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$3,323	$2,359	$3,147
Additions (reductions) to expense	533	1,406	(354)
Write-offs	(318)	(465)	(280)
Recoveries	89	-	-
Other	(27)	23	(154)
Balance, end of year	$3,600	$3,323	$2,359

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

During 2015, 2014, and 2013, we expended $102.0 million, $104.7 million, and $110.0 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2015, 2014, or 2013, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2015 or 2014 Balance Sheets.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2015	2014	2013
Basic weighted-average common shares	31,051	32,449	32,117
Dilutive effect of common stock options	—	—	1
Dilutive effect of restricted common stock	624	569	550
Dilutive effect of 2010 Convertible Notes	1,633	717	205
Dilutive effect of Stock Warrants	130	1	—
Diluted weighted-average common shares	33,438	33,736	32,873

In 2015, we repurchased 1.8 million shares of our common stock under our stock repurchase program.

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

Potentially dilutive common shares related to stock options, unvested restricted stock, and Stock Warrants excluded from the computation of diluted EPS, as the effect was antidilutive, were not material in any period presented.

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

Accounting Pronouncement Issued But Not Yet Effective. The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a single comprehensive model which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date which defers the effective date of ASU 2014-09 for one year.  The updated accounting guidance is now effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted.  An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard. We are currently in the process of evaluating the impact that this new guidance will have on our Financial Statements and our method of adoption.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30).  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective in fiscal years beginning after December 15, 2015 and must be applied retrospectively.  We expect to reclassify these balance sheet amounts upon adoption in 2016.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740).  This ASU requires deferred tax liabilities and assets be classified as noncurrent.  Existing guidance requires us to record deferred tax balances as either current or non-current in accordance with the classification of the underlying attributes. This ASU is effective in fiscal years beginning after December 15, 2016, with early adoption permitted.  The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We expect to adopt this ASU retrospectively in 2016.  While this new standard will not change the manner in which we calculate our deferred tax assets or liabilities, it will result in reclassifications on our Balance Sheet.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  This ASU is effective in annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method.  We are currently in the process of evaluating the impact that this new guidance will have on our Financial Statements.

3.	Segment Reporting and Significant Concentration

Segment Information. We have evaluated how our chief operating decision maker has organized our company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2015, we have one reportable segment.

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our core billing and customer care platform, Advanced Convergent Platform (“ACP”), is a pre-integrated cloud-based platform. We generate a substantial percentage of our revenues by providing our ACP processing and customer interaction management solutions, and related software products (e.g., Advanced Customer Service Representative, Workforce Express, etc.) to the North American cable and satellite markets. Additionally, we license certain software products (e.g., WBMS, TSM, and Singleview) and provide our professional services to implement, configure and maintain these software products, and allow clients to effectively roll out new products as well as attract and retain customers.

Geographic Regions. For 2015 and 2014, 84% and 85%, respectively, of our revenues were attributable to our operations in the Americas. We use the location of the client as the basis of attributing revenues to individual regions.

Financial information relating to our operations by geographic region is as follows (in thousands):

Total Revenues:

	2015	2014	2013
Americas (principally the U.S.)	$634,389	$636,482	$633,163
Europe, Middle East and Africa (principally Europe)	78,711	79,535	80,527
Asia Pacific	39,420	35,269	33,778
Total revenues	$752,520	$751,286	$747,468

Property and Equipment:	As of December 31,
	2015	2014
Americas (principally the U.S.)	$29,052	$31,912
Europe, Middle East and Africa	3,879	3,618
Asia Pacific	3,061	2,796
Total property and equipment	$35,992	$38,326

Significant Clients and Industry Concentration. A large percentage of our historical revenues have been generated from our largest clients, which are Comcast Corporation (“Comcast”), DISH Network Corporation (“DISH”), and Time Warner Cable Inc. (“Time Warner”).

Revenues from these clients represented the following percentages of our total revenues for the following years:

	2015	2014	2013
Comcast	24%	22%	19%
DISH	14%	15%	15%
Time Warner	12%	11%	11%

As of December 31, 2015 and 2014, the percentage of net billed accounts receivable balances attributable to these clients were as follows:

	As of December 31,
	2015	2014
Comcast	30%	21%
DISH	13%	13%
Time Warner	8%	12%

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

4.	Long-Lived Assets

Property and Equipment. Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives (years)	2015	2014
Computer equipment	3-5	$70,408	$96,749
Leasehold improvements	5-10	15,226	16,566
Operating equipment	3-8	53,494	55,501
Furniture and fixtures	8	9,146	7,531
Capital projects in process	—	-	44
		148,274	176,391
Less—accumulated depreciation		(112,282)	(138,065)
Property and equipment, net		$35,992	$38,326

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill in 2015 and 2014 is as follows (in thousands):

January 1, 2014 balance	$233,599
Revisions related to prior acquisitions	(59)
Effects of changes in foreign currency exchange rates	(8,271)
December 31, 2014 balance	225,269
Revisions related to prior acquisitions	(60)
Effects of changes in foreign currency exchange rates	(5,485)
December 31, 2015 balance	$219,724

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

As of December 31, 2015 and 2014, the carrying values of these assets were as follows (in thousands):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Investments in client contracts (1)	$25,176	$(17,060)	$8,116	$34,657	$(23,907)	$10,750
Capitalized costs (2)	10,868	(2,489)	8,379	6,667	(3,463)	3,204
Acquired client contracts (3)	91,584	(68,341)	23,243	94,164	(61,215)	32,949
Total client contracts	$127,628	$(87,890)	$39,738	$135,488	$(88,585)	$46,903

The aggregate amortization related to client contracts included in our operations for 2015, 2014, and 2013, was as follows (in thousands):

	2015	2014	2013
Investments in client contracts (1)	$5,165	$6,409	$6,181
Capitalized costs (2)	1,334	1,007	2,365
Acquired client contracts (3)	8,902	11,951	14,999
Total client contracts	$15,401	$19,367	$23,545
(1)

Investments in client contracts consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems. Investments in client contracts related to client incentives are amortized ratably over the lives of the respective client contracts, which as of December 31, 2015, have termination dates that range from 2016 through 2020. Amortization of the investments in client contracts related to client incentives is reflected as a reduction in processing and related services revenues in our Income Statements.

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

The weighted-average remaining amortization period of client contracts as of December 31, 2015 was approximately 50 months. Based on the December 31, 2015 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2016 – $13.3 million; 2017 – $9.7 million; 2018 – $7.9 million; 2019 – $5.6 million; and 2020 – $2.7 million.

Software

Software consists of: (i) software and similar intellectual property rights from various business combinations; and (ii) internal use software.

As of December 31, 2015 and 2014, the carrying values of these assets were as follows (in thousands):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired software (4)	$66,798	$(61,475)	$5,323	$67,012	$(56,806)	$10,206
Internal use software (5)	63,391	(33,619)	29,772	64,517	(29,991)	34,526
Total software	$130,189	$(95,094)	$35,095	$131,529	$(86,797)	$44,732

The aggregate amortization related to software included in our operations for 2015, 2014, and 2013, was as follows (in thousands):

	2015	2014	2013
Acquired software (4)	$3,081	$3,457	$4,221
Internal use software (5)	8,048	8,404	7,633
Total software	$11,129	$11,861	$11,854
(4)	Acquired software represents the software intangible assets acquired in our prior business acquisitions, which are being amortized over their estimated useful lives ranging from five to ten years.
(5)

Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of the third-party software licenses. Internal use software is amortized over its estimated useful life ranging from twelve months to ten years.

The weighted-average remaining amortization period of the software intangible assets as of December 31, 2015 was approximately 70 months. Based on the December 31, 2015 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2016 – $8.6 million; 2017 – $7.0 million; 2018 – $5.5 million; 2019 – $4.0 million; and 2020 – $2.9 million.

5.	Debt

As of December 31, 2015 and 2014, our long-term debt was as follows (in thousands):

	2015	2014
2015 Credit Agreement:
Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 2.36% at December 31, 2015)	$142,500	$—
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
2012 Credit Agreement:
Term loan, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus 2.00% (combined rate of 2.25% at December 31, 2014)	—	120,000
$100 million revolving loan facility, due November 2017 (or December 2016 if certain conditions exist), interest at adjusted LIBOR plus applicable margin	—	—
Convertible Debt Securities:
2010 Convertible Notes – senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%; net of unamortized OID of $7,923 and $14,169, respectively	142,077	135,831
	284,577	255,831
Current portion of long-term debt	(149,577)	(22,500)
Total long-term debt, net	$135,000	$233,331

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

The interest rates under the 2015 Credit Agreement are based upon our choice of an adjusted LIBOR rate plus an applicable margin of 1.75% - 2.75%, or an alternate base rate plus an applicable margin of 0.75% -1.75%, with the applicable margin, depending on our then-net secured total leverage ratio.  We will pay a commitment fee of 0.250% - 0.375% of the average daily unused amount of the 2015 Revolver, with the commitment fee rate also dependent upon our then-net secured total leverage ratio.  As of December 31, 2015, our interest rate on the 2015 Term Loan is 2.36% (adjusted LIBOR plus 1.75% per annum), effective through March 31, 2016, and our commitment fee on the unused 2015 Revolver is 0.25%.  As of December 31, 2015, we had no borrowing outstanding on our 2015 Revolver and had the entire $200 million available to us.

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

The 2015 Credit Agreement contains customary affirmative covenants.  In addition, the 2015 Credit Agreement has customary negative covenants that places limits on our ability to:  (i) incur additional indebtedness; (ii) create liens on its property; (iii) make investments; (iv) enter into mergers and consolidations; (v) sell assets; (vi) declare dividends or repurchase shares; (vii) engage in certain transactions with affiliates; and (viii) prepay certain indebtedness; and (ix) issue capital stock of subsidiaries.  We must also meet certain financial covenants to include:  (i) a maximum total leverage ratio; (ii) a maximum secured leverage ratio; (iii) a minimum interest coverage ratio; and (iv) a limitation on capital expenditures.  As of December 31, 2015, we were in compliance with the financial ratios and other covenants related to the 2015 Credit Agreement.

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

2012 Credit Agreement. In 2012, we entered into an amended and restated $250 million credit agreement with several financial institutions (the “2012 Credit Agreement”). The 2012 Credit Agreement provided borrowings by us in the form of: (i) a $150 million aggregate principal five-year term loan (the “2012 Term Loan”); and (ii) a $100 million aggregate principal five-year revolving loan facility (the “2012 Revolver”).

The interest rates under the 2012 Credit Agreement were based upon our choice of an adjusted LIBOR rate plus an applicable margin of 2.00% - 2.75%, or an alternate base rate plus an applicable margin of 1.00% - 1.75%, depending on our then-current leverage ratio. As of December 31, 2014, our combined interest rate (LIBOR plus applicable margin) for the 2012 Term Loan was 2.25% per annum.

2010 Convertible Notes. In 2010, we completed an offering of $150 million of 3.0% senior subordinated convertible notes due March 1, 2017 (the “2010 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2010 Convertible Notes are unsecured obligations, subordinated to any future senior indebtedness and senior to any future junior subordinated debt. The 2010 Convertible Notes were issued at a price of 100% of their par value and bear interest at a rate of 3.0% per annum, which is payable semiannually in arrears on March 1 and September 1 of each year. The 2010 Convertible Notes contain customary affirmative covenants, including compliance with terms of certain other indebtedness of the Company over a defined threshold amount.

The 2010 Convertible Notes are convertible into our common stock, under the specified conditions and settlement terms outlined below.  As a result of us declaring a quarterly cash dividend beginning in June 2013, the conversion rate has also been adjusted quarterly.  As of December 31, 2015, the conversion rate was 43.5933 shares of our common stock per $1,000 par value of the 2010 Convertible Notes (equivalent to a conversion price of $22.94 per share of our common stock). The Indenture related to the 2010 Convertible Notes (“Notes Indenture”) includes anti-dilution provisions for the holders such that the conversion rate (and thus the initial conversion price) can be adjusted in the future for certain events, to include stock dividends, the issuance of rights, options or warrants to purchase our common stock at a price below the then-current market price, and certain distributions of common stock, property or rights, options or warrants to acquire our common stock to all or substantially all holders of our common stock. Additionally, the conversion rate may be adjusted prior to the maturity date in connection with the occurrence of specified corporate transactions for a “make-whole” premium as set forth in the Notes Indenture.

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities: (i) at any time the price of our common stock trades over $29.82 per share (130% of the $22.94 conversion price) for a specified period of time; (ii) at any time the trading price of the 2010 Convertible Notes falls below 98% of the average conversion value for the 2010 Convertible Notes for a specified period of time; and (iii) at any time upon the occurrence of specified corporate transactions, to include a change of control (as defined in the Notes Indenture). On or after September 1, 2016, the holders of the 2010 Convertible Notes can elect to convert their securities at any time, with the settlement occurring on March 1, 2017. As of December 16, 2015, the closing price of our common stock exceeded 130% of the conversion price for the required period, thus allowing the 2010 Convertible Notes to be converted at the holder’s option during the quarter beginning January 1, 2016 and ending March 31, 2016.

Upon any conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash.  Based on our December 31, 2015 closing stock price of $35.98 per share, the 2010 Convertible Notes would have had a total settlement value of approximately $235 million.

As the 2010 Convertible Notes can be converted at the holder’s option during the quarter beginning January 1, 2016 and ending March 31, 2016, the net carrying value of the 2010 Convertible Notes of $142.1 million has been classified as a current liability in our Balance Sheet as of December 31, 2015.

The OID related to the 2010 Convertible Notes of $38.4 million, as a result of an effective interest rate of the liability component of 7.75% compared to the cash interest rate of 3.0%, is being amortized to interest expense through March 1, 2017, the maturity date of the 2010 Convertible Notes.

Estimated Maturities on Long-Term Debt.

As of December 31, 2015, the maturities of our long-term debt, based upon: (1) the mandatory repayment schedule for the 2015 Term Loan; and (2) the convertibility of the 2010 Convertible Notes beginning January 1, 2016 and ending March 31, 2016, was as follows (in thousands):

	2016	2017	2018	2019	2020
2015 Term Loan	$7,500	$15,000	$22,500	$22,500	$75,000
2010 Convertible Notes	150,000	—	—	—	—
Total long-term debt repayments	$157,500	$15,000	$22,500	$22,500	$75,000

Deferred Financing Costs. As of December 31, 2015, net deferred financing costs related to the 2015 Credit Agreement were $4.7 million, and are being amortized to interest expense over the related term of the 2015 Credit Agreement (through February 2020). As of December 31, 2015, net deferred financing costs related to the 2010 Convertible Notes were $0.7 million, and are being amortized to interest expense through maturity (March 2017). The net deferred financing costs are reflected in Other Assets in our Balance Sheets. Interest expense for 2015, 2014, and 2013 includes amortization of deferred financing costs of $1.9 million, $2.5 million, and $2.6 million, respectively. The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on a revolving loan facility, for 2015, 2014, and 2013, was approximately 6%, 6%, and 5%, respectively.

6.	Restructuring and Reorganization Charges

Restructuring and reorganization charges are expenses that generally result from cost reduction initiatives and/or significant changes to our business, to include such things as involuntary employee terminations, changes in management structure, divestitures of businesses, facility consolidations and abandonments, impairment of acquired intangible assets, and fundamental reorganizations impacting operational focus and direction.  The following are the key restructuring and reorganizational activities we incurred over the last three years that have impacted our results from operations:

During 2013 we implemented the following restructuring activities:

•

We reduced our workforce by approximately 160 employees worldwide.  These actions were taken to further align our workforce around our near- and long-term business opportunities. As a result, we incurred restructuring charges related to these involuntary terminations of $5.6 million.

•	We disposed of a small print operation and our marketing analytics business, resulting in $3.6 million of restructuring charges, including a $3 million loss from the sale.
•	We terminated our previously frozen defined benefit pension plan resulting in $3.2 million of restructuring expense.

During 2014 we implemented the following restructuring and reorganization activities:

•

In conjunction with the reorganization of our Content Direct solution to facilitate its integration with our other offerings, we terminated an incentive arrangement with certain employees to develop and then grow our Content Direct solution (the “Arrangement”) in exchange for a one-time cash payment of $8.0 million, which was reflected as a reorganization charge in 2014. The Arrangement included certain liquidation options for the employees in the event of a change of control of the Content Direct solution.

•

We reduced our workforce by approximately 60 employees worldwide, to further align our workforce around our near- and long-term business opportunities.  As a result, we recorded restructuring expense of $5.6 million.

•	We abandoned space at two of our locations to improve our space utilization, resulting in a restructuring charge of $1.1 million.

During 2015 we implemented the following restructuring activities:

•

We reduced our workforce by approximately 160 employees worldwide.  These actions were primarily taken to consolidate delivery centers and better align our spending levels with our revenue opportunities.  We incurred restructuring charges related to these involuntary terminations of $4.5 million. These actions also led to the discontinuance of certain non-essential products, resulting in an asset impairment charge of $1.7 million.

•	We abandoned space at five of our locations as a result of workforce reductions and improvements in our space utilization, resulting in restructuring charges of $1.2 million.
•

We entered into an agreement (the “Agreement”) with certain former management personnel for the sale of our cyber-security business marketed under the Invotas brand, resulting in a reduction in restructuring charges of $3.7 million related to the gain on the sale.

In February 2016, this business was acquired by a third-party.  Based on the terms of the Agreement, we have received additional proceeds which were contingent upon a liquidation event, as defined in the Agreement, resulting in an additional gain on the sale of approximately $6.6 million. The additional contingent gain on sale will reduce restructuring charges, if any, in the first quarter of 2016.

The activities discussed above resulted in total charges for 2015, 2014, and 2013 of $3.1 million, $14.0 million, and $12.4 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring and reorganization reserves during 2015, 2014, and 2013 is as follows (in thousands):

	Termination Benefits	Facilities Abandonment	Disposition of Business Operations	Other	Total
January 1, 2013, balance	$1,917	$(453)	$—	$—	$2,370
Charged to expense during year	5,577	—	3,588	3,240	12,405
Cash payments	(3,741)	—	(571)	(19)	(4,331)
Adjustment for the loss on the disposition of business operations	—	—	(3,017)	—	(3,017)
Adjustment for the loss on termination of pension plan	—	—	—	(3,221)	(3,221)
Other	(36)	(453)	—	—	(489)
December 31, 2013, balance	3,717	—	—	—	3,717
Charged to expense during year	5,589	1,146	(222)	7,456	13,969
Cash payments	(6,421)	—	—	(8,000)	(14,421)
Adjustment for the gain on the disposition of business operations	—	—	222	—	222
Other	(66)	(33)	—	560	461
December 31, 2014, balance	2,819	1,113	—	16	3,948
Charged to expense during year	4,544	1,175	(3,733)	1,088	3,074
Cash payments	(5,694)	(405)	—	(30)	(6,129)
Adjustment for the gain on the disposition of business operations	—	—	3,733	—	3,733
Adjustment for asset impairment	—	—	—	(1,685)	(1,685)
Other	(32)	(526)	—	611	53
December 31, 2015, balance	$1,637	$1,357	$—	$—	$2,994

As of December 31, 2015, $2.1 million of the business restructuring and reorganization reserves were included in current liabilities.

7.	Income Taxes

Income Tax Provision/(Benefit). The components of net income from continuing operations before income taxes are as follows (in thousands):

	2015	2014	2013
Domestic	$93,390	$70,737	$63,278
Foreign	2,951	(9,215)	(1,759)
Total	$96,341	$61,522	$61,519

The income tax provision related to continuing operations consists of the following (in thousands):

	2015	2014	2013
Current:
Federal	$41,002	$20,374	$12,880
State	5,227	2,443	916
Foreign	3,651	2,953	4,273
	49,880	25,770	18,069
Deferred:
Federal	(14,611)	1,139	1,130
State	(1,147)	837	2,329
Foreign	(348)	(1,935)	(5,277)
	(16,106)	41	(1,818)
Total income tax provision	$33,774	$25,811	$16,251

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax related to continuing operations is summarized as follows (in thousands):

	2015	2014	2013
Provision at Federal rate of 35%	$33,719	$21,533	$21,532
State income taxes, net of Federal impact	2,652	2,132	2,109
Research and experimentation credits	(2,135)	(450)	(5,754)
Tax uncertainties	(166)	187	(269)
Section 199 manufacturing deduction	(2,884)	(1,936)	(2,263)
Foreign rate differential	688	2,847	1,133
Valuation allowance for deferred tax assets	919	3,602	(3,312)
Other impact of foreign operations	283	(3,555)	2,088
Other	698	1,451	987
Total income tax provision	$33,774	$25,811	$16,251

We have undistributed earnings of approximately $40 million from certain foreign subsidiaries. We intend to indefinitely reinvest these foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.

In the fourth quarter of 2015, we corrected our Financial Statements for an error in the calculation of our research and experimentation income tax credit (“R&D credit”) amount recorded within our 2014, 2013, and 2012 income tax provisions.  The error, which relates to the 2009 – 2014 tax years, resulted in the understatement of income tax expense and the overstatement of the net income tax receivable of $1.2 million, $6.1 million, and $1.8 million for each of years ended December 31, 2014, 2013, and 2012 (2013 beginning accumulated earnings), respectively.  Due to the timing of claims for certain of the R&D credit amounts, the fiscal year ended December 31, 2013 included the income tax benefits related to not only 2013, but the change in estimate of certain incremental R&D credits claimed for development activities generated in 2009, 2010, and 2012.  In none of the individual 2009 – 2014 tax years did the amount of the R&D credit error exceed $1.9 million.  We assessed the materiality of the error in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to previously reported amounts contained in our annual report.

Deferred Income Taxes. Net deferred income tax liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred income tax assets	$77,270	$77,201
Deferred income tax liabilities	(42,576)	(55,045)
Valuation allowance	(17,414)	(20,507)
Net deferred income tax assets	$17,280	$1,649

The components of our net deferred income tax assets (liabilities) as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Net current deferred income tax assets:
Accrued expenses and reserves	$14,001	$10,221
Stock-based compensation	5,528	4,425
Total current deferred income tax assets	19,529	14,646
Less: valuation allowance	(1,394)	(1,442)
Net current deferred income tax assets	$18,135	$13,204
Net non-current deferred income tax assets:
Software	$412	$809
Client contracts and related intangibles	(2,914)	(5,252)
Net operating loss carryforwards	15,688	18,527
Property and equipment	7,975	11,470
Deferred revenue	914	550
Facility abandonment	143	262
Other	877	305
Total non-current deferred income tax assets	23,095	26,671
Less: valuation allowance	(14,713)	(17,781)
Net non-current deferred income tax assets	$8,382	$8,890
Net non-current deferred income tax liabilities:
Software	$190	$211
Client contracts and related intangibles	835	3,127
Goodwill	(7,590)	(6,747)
Net operating loss carryforwards	23,038	23,298
Property and equipment	(15,219)	(15,048)
Convertible debt securities	(16,853)	(27,708)
Deferred revenue	3,354	961
Contingent payments	849	840
Facility abandonment	2,231	2,194
Other	1,235	(290)
Total non-current deferred income tax liabilities	(7,930)	(19,162)
Less: valuation allowance	(1,307)	(1,284)
Net non-current deferred income tax liabilities	$(9,237)	$(20,446)

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2015, we believe that between: (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established. As of December 31, 2015, we have deferred income tax assets related to state and foreign income tax jurisdictions of $2.7 million and $29.7 million, respectively, and have established valuation allowances against those deferred income tax assets of $2.5 million and $14.9 million, respectively.

As of December 31, 2015 and 2014, we have an acquired U.S. Federal net operating loss (“NOL”) carryforward of approximately $50 million and $51 million, respectively, which will begin to expire in 2019 and can be utilized through 2030. The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2015 and 2014, we have: (i) state NOL carryforwards of approximately $63 million and $63 million, respectively, which will expire beginning in 2016 and end in 2036; and (ii) foreign subsidiary NOL carryforwards of approximately $91 million and $96 million, respectively, which will expire beginning in 2017, with a portion of the losses available over an indefinite period of time.

Our 2004 Convertible Debt Securities, which we fully extinguished in 2011, were subject to special U.S. Treasury regulations governing contingent payment debt instruments. These regulations allowed us to take a tax deduction for interest expense on our U.S. Federal income tax return at a constant rate of 9.09% (subject to certain adjustments), compounded semi-annually, which represented the estimated yield on comparable non-contingent, non-convertible, fixed-rate debt instruments with terms and conditions otherwise similar to the 2004 Convertible Debt Securities. This interest expense tax deduction was greater than the interest expense reflected in the accompanying Income Statements, thus creating a deferred income tax liability. The extinguishment of the 2004 Convertible Debt

Securities resulted in: (i) the holders of the 2004 Convertible Debt Securities not having the ability to achieve the 9.09% target yield, and (ii) a requirement for us to pay an amount equal to the cumulative deferred income tax liability to the U.S. tax authorities (without interest or penalties). During the third and fourth quarters of 2011, we paid cash of approximately $6 million related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in June and July of 2011. In 2015, we paid cash of $5.6 million related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in 2009 and 2010. The remaining balance owed of approximately $18 million will be paid ratably over the next three years.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$3,417	$3,713	$3,372
Additions based on tax positions related to current year	150	351	173
Additions for tax positions of prior years	925	30	569
Reductions for tax positions of prior years	(413)	(677)	(401)
Balance, end of year	$4,079	$3,417	$3,713

As discussed earlier, in connection with our immaterial correction of our 2014 and 2013 Financial Statements, our liability for unrecognized tax benefits was reduced by $0.4 million and $5.8 million, respectively.

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements. In addition to the $4.1 million, $3.4 million, and $3.7 million of liability for unrecognized tax benefits as of December 31, 2015, 2014, and 2013, we had $0.3 million, $0.2 million, and $0.2 million, respectively, of income tax-related accrued interest, net of any federal benefit of deduction. If recognized, the $4.1 million of unrecognized tax benefits as of December 31, 2015, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions. The U.S., U.K., and Australia are the main taxing jurisdictions in which we operate. The years open for audit vary depending on the taxing jurisdiction. As of December 31, 2014, the U.S. Internal Revenue Service had commenced an audit of our 2010 through 2012 tax years. In addition, the U.S. Federal statute of limitations has expired for periods prior to 2010, and the statute of limitations has expired in our major state jurisdictions of Nebraska, Colorado and Florida for years prior to 2002, 2011, and 2012, respectively. In 2012, we completed our audit in the U.K. for the accounting periods beginning October 1, 2005 and ended September 30, 2010. We have been audited in Australia for years prior to 2007. In addition, the statute of limitations has expired in Australia for years prior to 2011.  We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $2.4 million over the next twelve months due to completion of audits and the expiration of statute of limitations.

8.	Employee Retirement Benefit Plans

Defined Contribution-Type Plans. We sponsor defined contribution plans covering substantially all our U.S.-based employees. Participants may contribute up to 100% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, service-based contributions to the plan. The expense related to matching and service-related contributions for 2015, 2014, and 2013 was $9.7 million, $9.0 million, and $9.7 million, respectively. We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2015, 2014, and 2013 were $3.7 million, $5.0 million, and $4.8 million, respectively.

9.	Commitments, Guarantees and Contingencies

Operating Leases. We lease certain office and production facilities under noncancellable operating leases, with the longest lease that runs through July 2025. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Future aggregate minimum lease payments under these facilities are as follows: 2016 - $13.1 million; 2017 - $12.4 million; 2018 - $12.0 million; 2019 - $10.1 million; 2020 - $7.3 million; and thereafter - $28.6 million. Total rent expense for 2015, 2014, and 2013 was $17.1 million, $19.9 million, and $20.0 million, respectively.

Service Agreements. We have an agreement with Infocrossing LLC (“Infocrossing”), a Wipro Limited company, to provide us outsourced data center services. We amended our previous agreement with Infocrossing in 2015, which extended the term of the agreement through June 30, 2022. We outsource the data processing and related computer services required for the operation of our outsourced ACP processing services. Our ACP proprietary software and other software applications are run in an outsourced data center environment in order to obtain the necessary computer processing capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the outsourced data center environment through a combination of private and commercially-provided networks. Our ACP processing services are generally considered to be mission critical customer management systems by our clients. As a result, we are highly dependent upon Infocrossing for system availability, security, and response time.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2015, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2015. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Favorable Settlement of Claims.  In 2014, we executed a settlement agreement ending litigation we asserted against a third party for patent infringement and misappropriation of trade secrets.  In exchange for the release from the lawsuit initiated, we will receive a total of $6 million, with a portion paid in 2014, and the remainder in annual installments through 2017.  We recorded a total of $3.9 million (net of a time value discount and legal costs incurred) as a reduction of selling, general and administrative expenses in 2014.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

10.Stockholders’ Equity

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). In February 2015, our Board approved a 7.5 million share increase in the number of shares authorized for repurchase under the Stock Repurchase Program, bringing the total number of shares authorized to 42.5 million.  During 2015, 2014, and 2013, we repurchased 0.3 million shares of our common stock for $6.9 million (weighted–average price of $27.06 per share), 0.7 million shares of our common stock for $19.1 million (weighted-average price of $26.05 per share), and 0.5 million shares of our common stock for $10.1 million (weighted-average price of $20.23 per share), respectively, under a Securities and Exchange Commission (“SEC”) Rule 10b5-1 Plan.

In March 2015, we entered into an accelerated share repurchase transaction agreement (the “ASR Agreement”) with a counterparty to repurchase $50 million of our common stock.  We paid $50 million to the counterparty and received an initial delivery of 1.3 million shares of our outstanding common stock for an aggregate value of approximately $40 million.  The $10 million forward equity contract was settled in December 2015.  Total shares purchased under the ASR Agreement in 2015 were 1.6 million shares at an average purchase price of $31.64 per share.  The shares were reflected as treasury stock in the periods the shares were delivered.  The ASR Agreement met all the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

As of December 31, 2015, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled approximately 7.1 million shares.

In addition to the above mentioned stock repurchases, during 2015, 2014, and 2013, we repurchased and then cancelled approximately 265,000 shares, 252,000 shares, and 264,000 shares for $8.1 million, $6.9 million, and $5.4 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividend.  In 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders.  During 2015 and 2014, the Board approved total cash dividends of $0.70 per share and $0.6225 per share of common stock, totaling $22.9 million and $21.3 million, respectively.

Warrants.  In 2014, we entered into an amendment to our current agreement with Comcast (the “Amended Agreement”).  The Amended Agreement provides the framework for Comcast to consolidate its residential customer accounts onto our ACP customer care and billing solution.  As an additional incentive for Comcast to migrate new customer accounts to ACP, the Amended Agreement includes the issuance of stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”), 1.9 million warrants relate to Comcast’s existing residential business and the remaining 1.0 million warrants relate to additional residential customer accounts that Comcast may acquire and migrate onto ACP in the future.  The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant.

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

The client incentive asset related to the Stock Warrants is being amortized as a reduction in processing and related services revenues over the remaining term of the Comcast amended agreement.  As of December 31, 2015, we recorded a client incentive asset related to these Stock Warrants of $7.3 million and have amortized $2.0 million as a reduction in processing and related services revenues.

The remaining unvested Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.  As of December 31, 2015, none of the Stock Warrants had been exercised.

Convertible Debt Securities. Under GAAP, convertible debt securities that may be settled in cash upon conversion (including partial cash settlement) must be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. The carrying amount of the equity component related to our convertible debt securities outstanding, included within additional paid-in capital, net of tax, as of December 31, 2015 and 2014 was $22.9 million.

11.	Equity Compensation Plans

Stock Incentive Plans

Stock Incentive Plan. In 2014, our stockholders approved an increase of 2.9 million shares authorized for issuance under the 2005 Stock Incentive Plan (the “2005 Plan”), from 15.8 million shares to 18.7 million shares.  Shares reserved under the 2005 Plan can be granted to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards.  Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.  As of December 31, 2015, 4.2 million shares were available for issuance, with 3.6 million shares available for grant.

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

A summary of our unvested restricted stock activity during 2015 is as follows (shares in thousands):

	2015
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, January 1, 2015	2,311	$22.81
Awards granted	736	30.71
Awards forfeited/cancelled	(109)	23.95
Awards vested	(814)	21.88
Unvested awards, December 31, 2015	2,124	$26.03

The weighted-average grant date fair value per share of restricted stock shares granted during 2015, 2014, and 2013 was $30.71, $26.45, and $19.75, respectively. The total market value of restricted stock shares vesting during 2015, 2014, and 2013 was $24.8 million, $20.7 million, and $16.2 million, respectively.

1996 Employee Stock Purchase Plan

As of December 31, 2015, we have an employee stock purchase plan whereby 1.7 million shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 2015, 2014, and 2013, 58,927 shares, 61,592 shares, and 68,845 shares, respectively, were purchased under the plan for $1.6 million ($20.84 to $30.58 per share), $1.4 million ($21.31 to $25.47 per share), and $1.4 million ($16.01 to $24.99 per share), respectively. As of December 31, 2015, 440,622 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $21.1 million, $16.7 million, and $14.8 million, respectively, for 2015, 2014, and 2013. As of December 31, 2015 there was $35.5 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.2 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2015, 2014, and 2013, of $6.8 million, $5.0 million, and $4.6 million, respectively. The actual income tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for 2015, 2014, and 2013, totaled $7.9 million, $6.5 million, and $5.4 million, respectively.

12.	Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2015:
Total revenues	$185,631	$182,641	$186,960	$197,288
Total cost of revenues (exclusive of depreciation)	100,266	91,796	92,182	95,497
Operating income (1)	21,893	26,156	31,021	34,070
Income before income taxes (1)	16,711	22,446	27,943	29,241
Income tax provision (2)	(7,353)	(9,652)	(11,196)	(5,573)
Net income (1)(2)	9,358	12,794	16,747	23,668
Basic earnings per common share (1)(2)	$0.30	$0.42	$0.54	$0.76
Diluted earnings per common share (1)(2)	0.28	0.39	0.50	0.70

2014:
Total revenues	$188,028	$184,558	$185,003	$193,697
Total cost of revenues (exclusive of depreciation)	102,104	93,682	94,470	99,087
Operating income (3)	20,914	21,820	13,831	19,125
Income before income taxes (3)	17,002	17,741	10,064	16,715
Income tax provision (2)(4)	(7,311)	(8,338)	(4,831)	(5,331)
Net income (2)(3)(4)	9,691	9,403	5,233	11,384
Basic earnings per common share (2)(3)(4)	$0.30	$0.29	$0.16	$0.37
Diluted earnings per common share (2)(3)(4)	0.28	0.28	0.15	0.34

(1)

During the first, second, third, and fourth quarters of 2015 we incurred restructuring expenses of $0.6 million, $0.4 million, $0.8 million, and $1.3 million, respectively, or $0.01, $0.01, $0.02, and $0.03 per diluted share (see Note 6).

(2)

Fluctuations in our effective income tax rate between quarters generally relates to the accounting for discrete income tax items in any given quarter, and revisions of estimates for certain income tax components during the year.

•For 2015:  Our effective income tax rates for the first, second, third, and fourth quarters were 44%, 43%, 40%, and 19%, respectively.  The low fourth quarter rate can be mainly attributed to full year impact of the 2015 R&D tax credits, as the legislation was not passed until December 2015.

 •For 2014:  Our effective income tax rates for the first, second, third, and fourth quarters were 43%, 47%, 48%, and 32%, respectively.  The low fourth quarter rate can be mainly attributed to full year impact of the 2014 R&D tax credits, as the legislation was not passed until December 2014.

(3)

During the first, third, and fourth quarters of 2014 we incurred restructuring expenses of $1.2 million, $7.8 million, and $4.9 million, respectively, or $0.02, $0.12, and $0.10 per diluted share (see Note 6).

(4)	As explained in Note 7, our 2014 results have been adjusted as a result of the immaterial correction made to the fourth quarter 2014 income tax provision.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2016 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned ‘‘Executive Officers of the Registrant’’ included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2016 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2016 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2016 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2016 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

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

(3) Exhibits

Exhibits are listed in the Exhibit Index on page 73.

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

CSG SYSTEMS INTERNATIONAL, INC.
By:	/s/ BRET C. GRIESS
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD B. REED	Chairman of the Board of Directors	February 26, 2016
Donald B. Reed

/s/ BRET C. GRIESS	Director, Chief Executive Officer, and President	February 26, 2016
Bret C. Griess	(Principal Executive Officer)

/s/ RANDY R. WIESE	Executive Vice President and Chief Financial Officer	February 26, 2016
Randy R. Wiese	(Principal Financial Officer)

/s/ ROLLAND B. JOHNS	Chief Accounting Officer	February 26, 2016
Rolland B. Johns	(Principal Accounting Officer)

/s/ DAVID G. BARNES	Director	February 26, 2016
David G. Barnes

/s/ RONALD H. COOPER	Director	February 26, 2016
Ronald H. Cooper

/s/ JOHN L. M. HUGHS	Director	February 26, 2016
John L. M. Hughes

/s/ JANICE I. OBUCHOWSKI	Director	February 26, 2016
Janice I. Obuchowski

/s/ FRANK V. SICA	Director	February 26, 2016
Frank V. Sica

/s/ DONALD V. SMITH	Director	February 26, 2016
Donald V. Smith

/s/ JAMES A. UNRUH	Director	February 26, 2016
James A. Unruh

EXHIBIT INDEX

Exhibit Number	Description

2.10(16)	Implementation Agreement between CSG Systems International, Inc. and Intec

3.01(1)	Restated Certificate of Incorporation of the Company

3.02(38)	Amended and Restated Bylaws of CSG Systems International, Inc.

3.03(2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01(1)	Form of Common Stock Certificate

4.40(13)	Indenture dated March 1, 2010 between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.60(27)

$250,000,000 Amended and Restated Credit Agreement dated as of November 9, 2012, among CSG Systems International, Inc., as Borrower, The Guarantors Party Hereto, The Lenders Party Hereto, RBC Capital Markets, Wells Fargo Securities, LLC, HSBC Bank USA, National Association and BBVA Compass, as Join Lead Arrangers and Joint Bookmanagers, Wells Fargo Bank, National Association, as Syndication Agent, HSBC Bank USA, National Association and BBVA Compass, as Co-Documentation Agents, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and Royal Bank of Canada, as Issuing Bank and Swingline Lender

4.70(39)

$350,000,000 Second Amended and Restated Credit Agreement dated as of February 3, 2015, among CSG Systems International, Inc., as Borrower, The Guarantors Party Hereto, The Lenders Party Hereto, RBC Capital Markets, Wells Fargo Securities, LLC, HSBC Bank USA, National Association, BBVA, and

Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookmanagers; Wells

Fargo Bank, National Association as Syndication Agent; HSBC Bank USA, National Association, BBVA

Compass, and Bank of America, N.A. as Co-Documentation Agents; Royal Bank of Canada as

Administrative Agent and Collateral Agent, and Royal Bank of Canada as Issuing Bank and Swingline Lender

10.02(19)	Second Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 17, 2011

10.04(34)	CSG Systems International, Inc. 2005 Stock Incentive Plan, as adopted on May 22, 2014

10.05(19)	CSG Systems International, Inc. Performance Bonus Program, as adopted on May 17, 2011

10.06(7)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.10*(42)	Fixed Notional Accelerated Share Repurchase Transaction between CSG Systems International, Inc. and RBC Capital Markets LLC, as agent for Royal Bank of Canada

10.15(14)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16(4)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.21*(9)	CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21A*(17)	Fifth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21B*(18)	Sixth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21C*(20)	Seventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21D*(25)	Eighth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.21E*(25)	Ninth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21F*(25)	Tenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21G*(25)	Eleventh Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21H*(25)	Twelfth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21I*(26)	Thirteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21J*(26)	Fourteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21K*(26)	Fifteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21L*(26)	Sixteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21M*(27)	Seventeenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21N*(27)	Eighteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21O*(27)	Twentieth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21P*(28)	Nineteenth Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21Q*(28)	Twenty-First Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21R*(28)	Twenty-Second Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.21S*(28)	Twenty-Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22*(28)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22A*(29)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22B*(30)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22C*(30)	Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22D*(30)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22E* (31)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22F* (31)	Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.22G* (31)	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22H* (32)	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22I* (37)	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22J* (37)	Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22K* (39)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22L* (39)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22M* (39)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22N* (40)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22O* (40)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22P*(41)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22Q*(43)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22R*	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22S*	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23*(12)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network L.L.C.

10.23A*(14)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23B*(17)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Dish Network, L.L.C.

10.23C*(18)	Tenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network, L.L.C.

10.23D*(20)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23E*(20)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23F*(20)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23G*(20)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C

10.23H*(21)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

Exhibit Number	Description
10.23I*(25)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23J*(24)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23K*(24)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23L*(23)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23M*(24)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23N*(24)	Twenty-first Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23O*(35)	Twenty-second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23P*(25)	Twenty-third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23Q*(25)	Twenty-fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23R*(26)	Twenty-fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23S*(26)	Twenty-sixth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23T*(27)	Twenty-seventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23U*(27)	Twenty-eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23V*(27)	Twenty-ninth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23W*(27)	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Dish Network L.L.C.

10.23X*(29)	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Y*(29)	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Z*(29)	Thirty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AA*(29)	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AB*(30)	Thirty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AC*(30)	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AD*(31)	Thirty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

Exhibit Number	Description
10.23AE*(31)	Thirty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AF*(33)	Fortieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AG*(33)	Forty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AH*(37)	Forty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AI*(37)	Forty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AJ*(37)	Forty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AK*(37)	Forty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AL*(37)	Forty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AM*(39)	Forty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AN*(41)	Forty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AO*(43)	Forty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.24AP*(43)	Fiftieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.24*(11)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A*(11)	ComTec Processing and Production Services Agreement

10.24B*(11)	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24C*(17)	Forty-ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24*D(20)	Third Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24E*(20)	Fifty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24F*(20)	Fifty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24G*(25)	Fifty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24H*(25)	Sixty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24I*(26)	Fifty-Sixth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description

10.24J*(26)	Sixty-third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24K*(26)	Sixty-fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24L*(27)	Forty-eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24M*(27)	Fifty-ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24N*(27)	Sixty-seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24O*(27)	Sixty-eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24P(27)	Second Amendment to Affiliate Addendum (Corporate National Sales Division)

10.24P*(28)	Sixtieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Q(27)	Fourth Amendment to Affiliate Addendum Carolina Region

10.24Q*(28)	Seventieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24R(28)	First Amendment to Affiliate Addendum Media Sales Division between CSG Systems, Inc. and Time Warner Cable Inc.

10.24S*(29)	Sixty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24T*(30)	Seventy-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24U*(30)	Seventy-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24V* (31)	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24W* (31)	Seventy-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24X* (31)	Seventy-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Y* (31)	Seventy-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Z* (31)	Eighty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AA* (33)	Seventy-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AB(33)*	Seventy-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AC(33)*	Seventy-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AD*(35)	Eighty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description
10.24AE*(35)	Eighty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AF*(35)	Eighty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AG*(35)	Eighty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AH*(36)	Amended and Restated Processing and Production Services Agreement entered into between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AI*(37)	Eighty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AJ*(37)	Eighty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AK*(37)	Eighty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AL*(37)	Ninetieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AM*(37)	Ninety-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AN*(40)	Eighty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AO*(39)	First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AP*(40)	Second Amendment to the Amended and Restated Processing and Production Services Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AQ*(40)	Ninety-Fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AR*(41)	Ninety-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AS*(41)	Ninety-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AT*(43)	Third Amendment to the Amended and Restated Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AU*(43)	Ninety-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AV*(43)	Ninety-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AW*	Ninety-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AX*	One Hundredth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AY*	One Hundred-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AZ*	One Hundred-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.39(9)	CSG Systems, Inc. Wealth Accumulation Plan, as amended August 15, 2008

Exhibit Number	Description

10.47(8)	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.47A(9)	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.47B(45)	Amended and Restated Employment Agreement with Randy R. Wiese, dated November 30, 2015

10.48(8)	Restated Employment Agreement with Peter E. Kalan, dated May 29, 2008

10.48A(9)	First Amendment to Restated Employment Agreement with Peter E. Kalan, dated August 19, 2008

10.48B(44)	Resignation and Retirement Agreement with Peter E. Kalan, dated November 19, 2015

10.49(8)	Restated Employment Agreement with Joseph T. Ruble, dated May 29, 2008

10.49A(9)	First Amendment to Restated Employment Agreement with Joseph T. Ruble, dated August 19, 2008

10.49B(45)	Amended and Restated Employment Agreement with Joseph T. Ruble, dated November 30, 2015

10.50(3)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51(10)	Employment Agreement with Bret C. Griess dated February 19, 2009

10.80A(6)	Forms of Agreement for Equity Compensation

10.80B(5)	Forms of Agreement for Equity Compensation

10.81(9)	Forms of Agreement for Equity Compensation

10.82(18)	Forms of Agreement for Equity Compensation

10.83(28)	Forms of Agreement for Equity Compensation

10.83A(30)	Forms of Agreement for Equity Compensation

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 8, 2009.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 24, 2010.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated July 13, 2010.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2011.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2012, filed on August 29, 2012.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-K/A for the period ended December 31, 2013, filed on July 9, 2014.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.
(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 22, 2014.
(35)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
(36)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2014, filed on October 23, 2014.

(37)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014.
(38)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 20, 2014.
(39)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.
(40)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.
(41)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.
(42)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2015, filed on September 18, 2015.
(43)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
(44)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 19, 2015.
(45)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A for the event dated November 19, 2015, filed on December 1, 2015.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.